Form 10-Q
period 1994-12-31
EMERSON RADIO CORP
filed 1995-02-23
CIK 32621

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 1994

                                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number                      0-25226

                            EMERSON RADIO CORP.
         (Exact name of registrant as specified in its charter)

          DELAWARE                                  22-3285224
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification No.)

 9 Entin Road                Parsippany, New Jersey              07054
(Address of principal executive offices)                      (Zip code)

                              (201)884-5800
              (Registrant's telephone number, including area code)


(Former name, former address, and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  [X] Yes     [ ] No


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.     [X] Yes     [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of common stock as of December 31, 1994: 39,483,326.

                           PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                 EMERSON RADIO CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)
                (In thousands, except per share amounts)


                                   Nine Months Ended     Three Months Ended
                                      December 31,         December 31,
                                   1994        1993       1994        1993

Net sales  . . . . . . . .     $  529,111     $384,275    $194,333  $141,213

Costs and expenses:

  Cost of sales  . . . .          490,803     383,166      179,052   141,332

  Other operating costs and
    expenses . . . . . . . . . .    6,777      10,361        1,910     2,220

  Selling, general & administrative
    expenses . . . . . . . . . .   23,858      27,820        7,681     7,813

                                  521,438     421,347      188,643   151,365

Operating profit (loss)  . . . .    7,673     (37,072)       5,690   (10,152)

Interest expense . . . . . . . . .  2,124      10,194          950       167

Earnings (loss) before reorganization
  costs and income taxes . . . .    5,549     (47,266)       4,740   (10,319)

Reorganization costs . . . . . . .    -         1,958          -      1,958

Earnings (loss) before income taxes 5,549     (49,224)       4,740   (12,277)

Provision for income taxes . . . .    196         198           82        35

NET EARNINGS (LOSS)  . . . .     $  5,353    $(49,422)     $ 4,658 $ (12,312)

Net earnings (loss) per common
   share .                       $    .12    $  (1.29)     $   .10   $  (.32)

Weighted average number of
  Common Shares outstanding  .     46,537      38,191       48,879    38,191

Pro forma:

  Loss per Common Share  . . . .             $  (1.22)               $  (.34)

  Weighted average number of
   Common Shares outstanding  . . .            33,333                  33,333



The accompanying notes are an integral part of the interim consolidated financial statements.



                  EMERSON RADIO CORP. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                        (In thousands of dollars)


                                  December 31,           March 31,
                                    1994                   1994
                                 (Unaudited)

ASSETS

Current Assets:
    Cash and cash equivalents  .     $ 17,918                    $ 21,623
    Accounts receivable (less
    allowances of $9,398 and
    $6,442, respectively) . . . . .    30,952                      20,131
    Inventories  . . . . . . . . . .   44,150                      45,980
    Prepaid expenses and other current
         assets . . . . . . . . . . .  18,821                      20,597

      Total current assets . . . . .  111,841                     108,331

Property and equipment - (at cost less
    accumulated depreciation and
    amortization of $7,821 and $6,680,
    respectively). . . . . . . . . .    5,577                       5,256
Other assets . . . . . . . . . . . . .  7,308                       5,434

    TOTAL  . . . . . . . . . . . . . $124,726                    $119,021

LIABILITIES
Current Liabilities:
    Notes payable  . . . . . . . . .$  34,311                    $ 20,040
    Current portion of long-term debt  .  853                       1,498
    Accounts payable and other current
      liabilities  . . . . . . . . . . 17,237                      37,378
    Accrued sales returns  . . . . . . 19,493                      16,634
    Income taxes payable . . . . . . .    471                         533

      Total current liabilities  . . . 72,365                      76,083

Long-term debt . . . . . . . . .          180                         227
Other non-current liabilities  . . . .    324                          94

    Total liabilities  . . . . . . . . 72,869                      76,404

SHAREHOLDERS' EQUITY
Preferred Shares - $.01 par value,
    1,000,000 shares authorized,
    10,000 shares issued and
    outstanding   . . . . . . .         9,000                       9,000
Common Shares - $.01 par value,
  75,000,000 shares authorized,
  39,483,326 and 33,333,333 shares
  issued and outstanding, respectively    395                         333
Capital in excess of par value        107,974                     103,427
Accumulated deficit  . . . . .        (65,933)                    (70,761)
Cumulative translation adjustment         421                         618

    Total shareholders' equity   .     51,857                      42,617

    TOTAL  . . . . . . . . . . . .   $124,726                    $119,021


The accompanying notes are an integral part of the interim consolidated financial statements.


                  EMERSON RADIO CORP. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                       (In thousands of dollars)


                                                  Nine Months Ended
                                                     December 31,
                                                  1994              1993
Cash Flows from Operating Activities:
  Net cash provided (used) by operating
    activities . . . . . . . . . . . . . . .    $(28,287)          $ 14,509

Cash Flows from Investing Activities:

  Redemption of certificates of deposit  . .       8,469                  -
  Additions to property and equipment  . . . .    (2,733)            (3,435)
  Other  . . . . . . . . . . . . . . . . . . .        29                152
  Net cash provided (used) by investing
    activities   . . . . . . . . . . . . . . .     5,765             (3,283)

Cash Flows from Financing Activities:

  Net borrowings under line of credit facility    14,271               -
  Net borrowings under DIP financing loan. . .       -               14,900
  Net proceeds from public offering of
    common stock . . . . . . . . . . . . . . .     5,701               -
  Other  . . . . . . . . . . . . . . . . . . .    (1,155)               (75)
  Net cash provided by financing
    activities . . . . . . . . . . . . . . . .    18,817             14,825

Net increase (decrease) in cash and cash
  equivalents  . . . . . . . . . . . . . . . .    (3,705)            26,051
Cash and cash equivalents at beginning
  of period  . . . . . . . . . . . . . . . . .    21,623             25,183

Cash and cash equivalents at end of period . .   $17,918(a)         $51,234(b)

Supplemental disclosure of cash flow information:

 Interest paid  . . . . . . . . . . . . . . .    $ 2,198            $ 7,882

 Income taxes paid  . . . . . . . . . . . . .    $   298            $   695


(a) The balance at December 31, 1994, includes $6 million of cash and cash equivalents pledged to assure the availability of certain letter of credit facilities.

(b) The balance at December 31, 1993 includes $23.1 million of cash and cash equivalents that were collateralizing letters of credit for the purchase of inventory.

The accompanying notes are an integral part of the interim consolidated financial statements.



                    EMERSON RADIO CORP. AND SUBSIDIARIES

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1

     The unaudited interim consolidated financial statements reflect all adjustments that management believes necessary to present fairly the results of operations for the periods being reported. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Emerson Radio Corp. (the "Company") annual financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended March 31, 1994, included in the Company's Form S-1 (SEC Registration No. 33-53621).

     Due to the seasonal nature of the Company's consumer electronics business, the results of operations for the three and nine month periods ended December 31, 1994 are not necessarily indicative of the results of operations for the full year ending March 31, 1995.

NOTE 2

     Net earnings per common share for the three and nine month periods ended December 31, 1994 are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include shares issuable upon conversion of the Company's Series A Preferred Stock, exercise of stock options and warrants, and shares issued in February 1995 to former creditors primarily to satisfy an anti-dilution provision. Net loss per common share for the similar periods ended December 31, 1993 do not include common stock equivalents assumed outstanding since they are anti-dilutive.

     Pro forma loss per common share for the three and nine month periods ended December 31, 1993 gives effect to the bankruptcy restructuring and is based on the number of shares of common stock issued and outstanding at March 31, 1994. The pro forma loss per common share does not include common stock equivalents assumed outstanding since they are anti-dilutive. The pro forma loss per common share also gives effect to the following adjustments:

     (i) Increase of $755,000 and reduction of $7,489,000 in interest expense for the three and nine month periods ended December 31, 1993, respectively, to give effect to the reorganized debt structure. The pro forma interest expense is based on the maximum amount of borrowings
            ($45 million) permitted under the new credit facility at the interest rate that would have been in effect for the three and nine months ended December 31, 1993 (8.25%).

            Additionally, the amortization of closing fees on the credit facility is included in the pro forma interest expense above.

    (ii) Assumed dividends on the Series A Preferred Stock aggregating $175,000 and $525,000 for the three and nine month periods ended December 31, 1993, respectively.

    (iii)  Elimination of reorganization expenses of $1,958,000.


NOTE 3

     The provision for income taxes for the three and nine month periods ended December 31, 1994 and 1993 consists of taxes related to international operations. The income of the international operations is subject to foreign tax rates lower than the U.S. statutory rate. The company did not recognize tax benefits for losses incurred by its domestic operations during the same periods.

NOTE 4

     Spare parts inventories, net of reserves, aggregating $3,215,000 and $4,140,000 at December 31, 1994 and March 31, 1994, respectively, are included in "Prepaid expenses and other current assets".

NOTE 5

Long-term debt consists of the following:

(In thousands of dollars)

                                      December 31,           March 31,
                                      1994                     1994

Notes payable to unsecured
  creditors . . . . . . . . . .      $  730                     $  842
Equipment notes and other . . .         303                        383
11-1/2% convertible subordinated
  note  . . . . . . . . . . . .          -                         500
                                      1,033                      1,725
Less current obligations. . . .         853                      1,498
                                     $  180                     $  227


NOTE 6

     The 30 million shares of common stock ("Common Stock") issued to GSE Multimedia Technologies Corporation, Fidenas International Limited in its own name and as nominee for another party, and Elision International, Inc. on March 31, 1994, pursuant to the Company's bankruptcy restructuring plan, are the subject of certain legal proceedings. Transfer of certain shares of Fidenas International Limited has been enjoined by court orders issued in the United States Bankruptcy Court for the Southern District of New York and the Commonwealth of Bahamas. It is possible that a court of competent jurisdiction may order the turnover of all or a portion of the shares of Common Stock owned by such persons to a third party. A turnover of a substantial portion of the Common
Stock could result in a "change of controlling ownership" prohibited pursuant to the terms of the Company's loan and security agreement with its primary lender. Additionally, such a change in control could result in a second "ownership change" under Internal Revenue Code Section
382, which could affect the Company's ability to use its net operating loss and tax credit carryforwards. The Company does not believe the litigation or the results thereof will have a material adverse effect on the Company or on the Company's financial position.

     The Company is presently engaged in litigation regarding several bankruptcy claims which have not been resolved since the restructuring of the Company's debt. The largest claim was filed July 25, 1994 in connection with the rejection of certain executory contracts with two Brazilian entities, Cineral Electronica de Amazonia Ltda. and Cineral Magazine Ltda. (collectively, "Cineral"). The contracts were executed in August 1993, shortly before the Company's filing for bankruptcy protection. The amount claimed was $93,563,457, of which $86,785,000 represents a claim for loss of profits and $6,400,000 for plant installation and establishment of offices, which were installed and established prior to execution of the contracts. The claim was filed as an unsecured claim and, therefore, will be satisfied, to the extent the claim is allowed by the Bankruptcy Court, in the manner other allowed unsecured claims are satisfied. The Company has objected to the claim and intends to vigorously contest such claim and believes it has meritorious defenses to the highly speculative portion of the claim for lost profits and the portion of the claim for actual damages for expenses incurred prior to the execution of the contracts. Additionally, the Company has instituted an adversary proceeding in the Bankruptcy Court asserting damages caused by Cineral. A motion filed by Cineral to dismiss the adversary proceeding has been denied. The adversary proceeding and claim objection have been consolidated into one proceeding. An adverse final ruling on the Cineral claim, though liability of the Company would be limited to 18.3% of the final claim determined by a court of competent jurisdiction to be payable, and with respect to the claim for lost profits, could have a material adverse effect on the Company though, in light of the foregoing, the Company believes the chances for recovery on the Cineral claim for lost profits are remote.

NOTE 7

     On February 22, 1995, the Company and Otake Trading Co. Ltd. and certain affiliates ("Otake"), the Company's largest supplier, entered into two mutually contingent agreements (the "Agreements"). Effective March 31, 1995, the Company will grant a license of certain trademarks to Otake for a three-year term. The license permits Otake to manufacture and sell certain video products under the Emerson brand to Wal-Mart Stores, Inc. ("Wal-Mart"), the Company's largest customer, in the U.S. and Canada, and precludes Otake from supplying product to Wal-Mart other than under the Emerson or Orion trademarks. The Company will continue to supply other products to Wal-Mart directly. Further, the Agreements provide that Otake will supply the Company with certain video products for sale to other customers at preferred prices for a three-year term. Under the terms of the Agreements, the Company will receive non-refundable minimum annual royalties from Otake to be credited against royalties earned from sales of video cassette recorders and players, television/video cassette recorder and player combinations, and color televisions to Wal-Mart. In addition, effective August 1, 1995,
Otake will assume responsibility for returns and after-sale and warranty services on all video products manufactured by Otake and sold to Wal-Mart, including video products sold by the Company prior to April 1, 1995.

    Additionally, the Company agreed on a series of purchase discounts, consistent with agreements and past practices between Otake and the Company. Otake will pay the Company $10.2 million of purchase discounts for product purchased from January 1, 1993 to March 31, 1995. The Company recognized $3.9 million of discounts attributable to calendar 1993 purchases in the quarter ended September 30, 1994. As a result of entering into the Agreements, the Company recognized $3.8 million of discounts attributable to calendar 1994 purchases in the quarter ended December 31, 1994.

NOTE 8

     In October 1994, the Company entered into a license agreement with Jasco Products Co. ("Jasco") whereby the Company granted a license of certain trademarks to Jasco for use on non-competing consumer electronic accessories. Under the terms of the agreement, the Company will receive minimum annual royalties through the life of the agreement which expires on December 31, 1997, and the agreement is automatically renewable for three successive three-year periods based upon Jasco's compliance with the agreement. The Company recognized license fee income of approximately $1,125,000 in the three month period ended December 31, 1994.

NOTE 9

     At December 31, 1994, accounts receivable includes approximately $10,034,000 due from a partnership owned 50% by the Company. The partnership purchases, refurbishes and sells all of the Company's product returns. Trade receivables from this partnership are not collateralized.

NOTE 10

     In accordance with the Company's plan of reorganization (the "Plan"), the Company completed a public offering of its Common Stock in September 1994 to shareholders of record (in those states in which the offering could be made) as of March 31, 1994, excluding
Fidenas Investment Limited. The Company sold 6,149,993 shares of
Common Stock for $1.00 per share resulting in proceeds to the Company, net of issuance costs, of approximately $5,701,000. Pursuant to the terms of the Plan, in January 1995, the Company paid approximately $922,000 to satisfy certain obligations owed to former creditors and in February 1995 issued 769,445 shares of Common Stock to former creditors, primarily to satisfy an anti-dilution provision.

              EMERSON RADIO CORP. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition


General

     On March 31, 1994, the Company emerged from bankruptcy pursuant to a plan of reorganization which resulted in, among other things, a net reduction of approximately $203 million in institutional debt, cancellation of the Company's old common stock and other equity, the issuance of 30 million shares of new common stock for $30 million and the issuance of certain equity securities to certain of the Company's former creditors. The restructuring substantially reduced the Company's debt service costs and significantly improved the Company's financial condition. The Company has experienced an improvement in its United States sales in the first three quarters of fiscal year 1995 over the prior year's comparable quarters. However, the Company expects sales for the fourth quarter of fiscal year 1995 to remain comparable with or to only slightly exceed the fourth quarter of fiscal year 1994. The slower growth expected in the quarter ending March 31, 1995 is due primarily to lower promotional activity than in the first three quarters of the fiscal year and an expected decline in sales of color televisions because of price competition.

     Effective March 31, 1995, the Company will enter into two mutually contingent agreements with its largest supplier which provide, among other things, the right to sell certain video products under the Emerson brand to its largest customer (see below). As a result, the Company will receive royalties attributable to such sales over the three-year term of the agreements in lieu of reporting the full dollar value of such sales and associated costs. Net sales of these products to this customer accounted for approximately 48% of consolidated net sales for the first nine months of fiscal year 1995. The Company expects to report lower sales in fiscal year 1996 as a result of these agreements, but no material impact is expected on its net operating results for such year.

Results of Operations

     Consolidated net sales for the three and nine month periods ended December 31, 1994 increased $53,120,000 (38%) and
$144,836,000 (38%) over the same periods last year, respectively. The increase in sales resulted primarily from an increase in unit sales of video cassette recorders and television/video cassette recorder and player combination units, partially offset by a decline in sales prices for such products. The sales increase was attributable to significantly higher sales to the Company's two largest customers, resulting from an improved retail climate, low retail stock levels after a good 1993 holiday season, and an improved perception of the Company by retailers since its emergence from bankruptcy. Net sales to the Company's largest customer approximated
53% of consolidated net sales for the nine month period ended December
31, 1994.  The increase in sales in the three month period ended
December 31, 1994 was also attributable to higher unit sales of microwave ovens, but was offset by a decline in sales of audio products, primarily relating to a decline in unit volume. In the nine month period ended December 31, 1994, sales of audio products declined due to lower unit volume and sales prices. The Company's Canadian operations experienced a decline in net sales in the nine month period ended December 31, 1994 due to declines in unit volume and sales prices and unfavorable foreign currency exchange rates.

     Cost of sales, as a percentage of consolidated sales, was 92% and 93% for the three and nine month periods ended December 31, 1994, respectively, as compared to 100% for the same periods last year.
Gross profit margins in the three and nine month periods ended
December 31, 1994 were favorably impacted by the allocation of fixed overhead costs over a significantly higher sales base, a decline in fixed overhead costs, reduced losses associated with products returns, the accrual of approximately $3.8 million and $7.7 million, respectively, of purchase discounts from a supplier and $1.1 million of licensing income. Comparatively, gross profit margins in the third quarter of fiscal year 1994 were negatively impacted by $3.8 million in additional reserves for sales returns. The improvement was partially offset by a 1% decrease in gross profit margins attributable to sales price decreases which were in excess of price reductions received from suppliers, and a change in product mix.

     Other operating costs and expenses declined $310,000 and $3,584,000 in the three and nine month periods ended December
31, 1994, respectively, as compared to the same periods in the prior year, primarily as a result of a decrease in compensation and other expenses incurred to process product returns, due to the Company's downsizing program and changes in the resale arrangement for product returns.

     Selling, general and administrative expenses ("S,G & A"), as a percentage of sales, were 4% and 5% for the three and nine month periods ended December 31, 1994, respectively, as compared to 6% and 7% for the same periods last year. In absolute terms, S,G & A decreased by $132,000 and $3,962,000 in the three and nine month periods ended December 31, 1994, respectively. The decreases were primarily attributable to lower compensation expense relating to the Company's downsizing program, lower selling expenses and lower reserves provided on trade receivables. The Company's exposure to foreign currency fluctuations, primarily in Canada and Spain, resulted in the recognition of net foreign currency exchange losses aggregating $753,000 in the three month period ended December 31, 1994, as compared to net foreign currency gains of $143,000 in the same period last year. In contrast, the Company recognized net foreign currency exchange gains aggregating
$72,000 in the first nine months of fiscal year 1995 as compared to net foreign currency losses of $925,000 in the same period last year.

     Interest expense increased by $783,000 and decreased by $8,070,000 in the three and nine month periods ended December 31, 1994, respectively, as compared to the same periods in the prior year.
The increase in interest expense in the current quarter was attributable to the moratorium on interest accrued on pre-petition indebtedness during the pendency of the Company's bankruptcy proceeding in the quarter ended December 31, 1993. Interest expense was only paid and accrued on the Company's debtor-in-possession financing during this period. The decrease in interest expense for the first nine months of fiscal 1995 was attributable to the extinguishment of approximately $203 million of institutional debt in connection with the Company's bankruptcy restructuring, effective March 31, 1994.

     In the three month period ended December 31, 1993, the Company recorded reorganization costs of $1,958,000 relating primarily to professional fees incurred in the bankruptcy proceedings.

     As a result of the foregoing factors, the Company generated net earnings of $4,658,000 and $5,353,000 for the three and nine month periods ended December 31, 1994, compared to net losses of $12,312,000 and $49,422,000 for the same periods in the prior year, respectively.

Liquidity and Capital Resources

     Net cash utilized by operating activities was $28,287,000 for the nine months ended December 31, 1994. Cash was utilized to produce inventory for sale which resulted in increased sales and accounts receivable. Further, a reduction in accounts payable to the Company's largest supplier (see below), and the elimination of a large customer's credit balance, negatively impacted cash.

     Net cash provided by investing activities was $5,765,000 for the nine months ended December 31, 1994. Investing activities consisted primarily of a redemption of pledged certificates of deposit, net of capital expenditures for new product molds. The redemption of the pledged certificates of deposit relates primarily to a draw down of an $8 million standby letter of credit by the Company's largest supplier against a certificate of deposit for the same amount, fulfilling commitments made during the Company's bankruptcy reorganization.

     In the nine months ended December 31, 1994, the Company's financing activities provided $18,817,000 of cash. The Company increased its borrowings under its U.S. line of credit facility by $14,271,000 to finance the higher accounts receivable levels and reduce accounts payable. Additionally, the Company generated net proceeds of $5,701,000 from a public offering of the Company's Common Stock
(see below).

     The Company maintains an asset-based revolving line of credit facility with a U.S. financial institution (the "Lender"). The facility provides for revolving loans and letters of credit, subject to individual maximums which in the aggregate cannot exceed the lesser of $60 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. Credit extended under the line is secured by all U.S. and Canadian assets of the Company. The interest rate on all borrowings is 2.25% above the prime rate. At December 31, 1994, there was approximately $34.3 million outstanding under the Company's revolving loan facility, and approximately $5.9 million of outstanding letters of credit issued for inventory purchases. Pursuant to the terms of the credit facility, effective November 1, 1994, the Company is required to maintain a minimum net worth of $42,000,000, excluding the net proceeds received by the Company from the sale of equity securities.

     The Company also maintains $11.5 million and $100 million credit facilities with a bank in Hong Kong. The facilities were recently increased to these amounts from $6.4 million and $50 million, respectively. The $11.5 million credit facility is generally used for letters of credit for the Company's direct import business and a foreign subsidiary's purchases. The $100 million credit facility is for the establishment of back-to-back letters of credit with the Company's largest customer. The Company has pledged $4 million in certificates of deposit to this bank to assure the availability of these credit facilities. At December
31, 1994, there were approximately $10.1 million and $43.0 million of letters of credit outstanding under these credit facilities. The Company has also pledged a $1 million certificate of deposit with another Hong Kong bank against a standby letter of credit for the same amount for a U.S. Customs bond. The $1 million deposit is included in "Prepaid expenses and other current assets" at December 31, 1994.

     The Company recently secured an additional credit facility with another bank in Hong Kong. The facility provides for a $10 million letter of credit line collateralized by cash equal to sixty percent of the outstanding letters of credit, and an unsecured $10 million back-to-back letter of credit line. At December 31, 1994, the Company has pledged $2 million in certificates of deposit to assure the availability of the letter of credit line. The back-to-back letter of credit line was fully utilized at December 31, 1994.

     In accordance with the Company's plan of reorganization (the "Plan"), the Company completed a public offering of its Common
Stock in September 1994 to shareholders of record (in those states in which the offering could be made) as of March 31, 1994, excluding Fidenas Investment Limited. The Company sold 6,149,993 shares of
Common Stock for $1.00 per share resulting in proceeds to the Company, net of issuance costs, of approximately $5,701,000. Pursuant to the terms of the Plan, in January 1995, the Company paid approximately $922,000 to satisfy certain obligations owed to former creditors and in February 1995 issued 769,445 shares of Common Stock to former creditors, primarily to satisfy an anti-dilution provision.

     On February 22, 1995, the Company and Otake Trading Co. Ltd. and certain affiliates ("Otake"), the Company's largest supplier, entered into two mutually contingent agreements (the "Agreements"). Effective March 31, 1995, the Company will grant a license of certain trademarks to Otake for a three-year term. The license permits Otake to manufacture and sell certain video products under the Emerson brand to Wal-Mart, the Company's largest customer, in the U.S. and Canada, and precludes Otake from supplying product to Wal-Mart other than under the Emerson or Orion trademarks. The Company will continue to supply other products to Wal-Mart directly. Further, the Agreements provide that Otake will supply the Company with certain video products for sale to other customers at preferred prices for a three-year term. Under the terms of the Agreements, the Company will receive non-refundable minimum annual royalties from Otake to be credited against royalties earned from sales of video cassette recorders and players, television/video cassette recorder and player combinations, and color televisions to Wal-Mart. In addition, effective August 1, 1995,
Otake will assume responsibility for returns and after-sale and warranty services on all video products manufactured by Otake and sold to Wal-Mart, including video products sold by the Company prior to April 1, 1995.

     Additionally, the Company agreed on a series of purchase discounts, consistent with agreements and past practices between Otake and the Company. Otake will pay the Company $10.2 million of purchase discounts for product purchased from Januar 1, 1993 to March 31, 1995. The Company recognized $3.9 million of discounts attributable to calendar 1993 purchases in the quarter ended September 30, 1994. As a result of entering into the Agreements, the Company recognized $3.8 million of discounts attributable to calendar 1994 purchases in the quarter ended December 31, 1994.

  As a result of the Agreements, the Company's gross margins are expected to improve based on a change in mix to higher margin products and from a reduction in costs for product returns which have historically been higher for video products. Additionally, the Company expects to realize a more stable cash flow, and to reduce short-term borrowings to finance accounts receivable and inventory, thereby reducing interest costs on its existing core business.

     Since the emergence of the Company from bankruptcy, management believes that it has been able to compete more effectively in the highly competitive consumer electronics and microwave oven industries in the United States and Canada, by combining innovative approaches to the Company's current product line and augmenting its product line with complementary products. The Company also intends to undertake efforts to expand the international distribution of its products into areas where management believes low to moderately priced, dependable consumer electronics and microwave oven products will have a broad appeal. The Company has in the past and intends in the future to pursue such plans either on its own or by forging new relationships, including license arrangements, partnerships or joint ventures.

      Although cash flow from operations was adversely impacted by accounts receivable growth in the 1994 holiday season and the reduction of accounts payable, management believes that post-holiday cash flow from operations and the institutional financing described above will be sufficient to fund all of the Company's cash requirements for at least the next year. Cash flow from operations will be negatively impacted by any rise in the prime rate of interest and by a decrease in the proportion of the Company's direct import sales to consolidated sales. A lower percentage of direct import sales will require increased use of the Company's credit facility with the Lender and may restrict growth of the Company's sales.


                   EMERSON RADIO CORP. AND SUBSIDIARIES

                             PART II

                        OTHER INFORMATION


ITEM 1.   Legal Proceedings.

                The information required by this item is included in Note 6 of Notes to Interim Consolidated
                Financial Statements filed in Part I of Form 10-Q for the quarter ended December 31, 1994, and is incorporated herein by reference.

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a) (1) License Agreement between the Company and Orion Sales, Inc.

               (2) Supply Agreement between the Company and
                   Orion Sales, Inc., Technos Development
                   Limited and Otake Trading Co. Ltd.

          (b)  Reports on Form 8-K:

               (1) Current Report on Form 8-K dated
                   December 16, 1994, reporting matters
                   under Item 5.

                    EMERSON RADIO CORP. AND SUBSIDIARIES
                                  PART II
                       OTHER INFORMATION - CONTINUED


                                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EMERSON RADIO CORP.
                                         (Registrant)

Date:  February 23, 1995                 /s/ Geoffrey P. Jurick
                                         Geoffrey P. Jurick
                                         Chief Executive Officer

Date:  February 23, 1995                 /s/ Eugene I. Davis
                                         Eugene I. Davis
                                         President
                                         Interim Chief Financial Officer


                             LICENSE AGREEMENT

      This Agreement, dated as of February   , 1995, is
between EMERSON RADIO CORP., a Delaware corporation, having a place of business at Nine Entin Road, Parsippany, New Jersey 07054
(hereinafter "Licensor") and ORION SALES, INC. an Illinois corporation, having a place of business at 11 Union Drive, P.O. Box 10, Olney, Illinios, 62450 (hereinafter "Licensee").

       Licensor directly and through affiliates distributes a variety of consumer electronics products and microwave ovens in various countries throughout the world. Licensor is the owner of certain valuable and well-known trademarks throughout the world and the goodwill associated therewith;

          Licensee desires to obtain a license of certain of Licensor's trademarks described on Exhibit A to be used in connection with the marketing, manufacturing, sale, distribution and certain after sale service activities of video cassette recorders ("VCRs"), video cassette players ("VCPs"), color televisions ("TVs") and color television/video cassette players and color television/video cassette recorder combinations ("TV/VCR combos") (VCRs, VCPs, TVs, and TV/VCR combos, together with such replacement parts for each of the foregoing which may bear the Trademarks (defined herein), shall be collectively referred to herein as the "Goods");

          Licensee desires to sell Goods bearing the Trademarks in the geographic regions set forth in Exhibit B ("Territory") and use certain of Licensor's trademarks, service marks, logo and other intellectual property rights in conjunction therewith;

          Licensor is agreeable to license certain of its trademarks, service marks, logo and other intellectual property rights to be used with respect to the marketing, manufacturing, sale and distribution of the Goods by Licensee in the Territory, subject to the terms and conditions of this Agreement.

          In consideration of the foregoing premises and the mutual agreements contained herein, the following is agreed to:

1.   DEFINITIONS

     1.1 "Affiliate" will mean a person or entity who directly, or indirectly through one or more intermediaries, controls or is controlled by or is under common control with a specified entity.

     1.2 "Confidential Information" will mean any and all information, data, specifications, customer lists, products and services information, sales and marketing information, key vendor data, and proprietary information regarding either Licensor, Licensee or their respective Affiliates (collectively, the "Information") except:

          (a) Information which at the time of disclosure is in the public domain;
          (b) Information which, through no fault of the party receiving same, is published or otherwise becomes part of the public domain;
          (c) Information which the receiving party can document as having been in its possession prior to the time of disclosure to it by the other party;
          (d) Information which the receiving party can document as having been received by it on a non-confidential basis from a third party; or
          (e) Data, specifications, customer lists, products and services information and key vendor data which the receiving party created on its own or through independent third parties without use of the Information.

     1.3 "Contract Year" will mean each 12 month period following each of the Effective Date (as defined in Section 3.1) and each anniversary of the Effective Date thereafter so long as this Agreement is in effect. Each Contract Year shall be comprised of four 3 month quarters ("Contract Quarter").

     1.4 "Control" will mean possession of the power to direct, or cause the direction of, the management and policies of an entity whether through the ownership of voting securities, by contract or otherwise.

     1.5 "Copyrights" will mean the artwork, text and designs referred to in Section 4.7.

     1.6 "Customer" will mean (i) the central buying offices and distribution centers of Wal-Mart Stores, Inc. located in the Territory and (ii) all retail stores presently located and which may be opened in the Territory which are owned or operated by Wal-Mart Stores, Inc. under the Wal-Mart tradename or trademark; the term "Customer" shall specifically exclude Sam's Clubs, Bud's, other operations of Customer which are opened after the date hereof which bear a trademark or tradename other than Wal-Mart, and all retail outlets which bear the trademark or tradename of Sam's Club, Bud's or any subtenant or concessionaire engaged in the distribution of consumer electronics products.

     1.7 "Licensed Marks" will mean the (i) Trademarks, (ii) service marks and logos associated with the Trademarks, and (iii) Copyrights and other intellectual property rights (including designs) embodied in the Written Materials directly used in connection therewith now or hereafter owned by Licensor.

     1.8  "Licensee" will mean ORION Sales, Inc.

     1.9  "Licensor" will mean Emerson Radio Corp.

     1.10 "Sale" will mean sale, lease, rental, transfer, exchange or other disposition of the Goods by Licensee. A Sale will be deemed to have occurred when the Goods are shipped to Customer or are invoiced, whichever occurs first.

     1.11 "Trademarks" will mean the Emerson and G-Clef designs in the forms set forth on Exhibit A and such other forms using the "Emerson" name and logo as may be registered subsequent to the date hereof by Licensor from time to time with the United States Patent and Trademark Office.

     1.12 "Written Material" will mean cartons, manuals, packages, labels, advertisements, instructional or promotional literature, or any written materials which bear any of the Licensed Marks or accompany Goods which bear the Licensed Marks.

2.   GRANT

     2.1 Subject to the terms and conditions of this Agreement, Licensor grants to Licensee an exclusive (to the extent specifically provided herein) non-transferable license to utilize and exploit the Licensed Marks solely upon and in connection with the manufacturing, sale, marketing, distribution and after sales service of the Goods in the Territory to Customer. The rights granted by Licensor to Licensee hereunder shall include the right of Licensee to, directly or indirectly (to the extent provided in Section 21), manufacture or cause to be manufactured the Goods bearing the Licensed Marks outside of the Territory for Licensee or its permitted Affiliates pursuant to Section 21, provided, however, that Goods bearing the Licensed Marks are not marketed or sold by Licensee (or as permitted pursuant to Section 21) except to Customer for delivery into and resale within the Territory.

     2.2 Licensee shall not use the Licensed Marks or purport to give consent to the use of the Licensed Marks, in any manner or on any products or items, except as specifically set forth in this Agreement.

     2.3 The Goods bearing the Licensed Marks shall not be distributed, sold, or otherwise disposed of outside of the Territory by, directly or indirectly, Licensee other than for sales by Licensee to the Customer for delivery into and resale in the Territory. Licensee shall not knowingly distribute, sell or otherwise dispose of the Goods outside of the Territory.

     2.4 Nothing in this Agreement shall be construed to prevent Licensor from using or granting any other licenses for the use of the Licensed Marks or from utilizing the Licensed Marks in any manner whatsoever; provided, however, Licensor and its Affiliates shall not sell or license a third party to sell to Customer Goods which bear the Trademarks for delivery into and resale within the Territory. Goods sold, marketed or distributed by Licensee to Customer bearing the Licensed Marks shall not bear any other trademark or service mark and the packaging for such Goods shall not include products bearing any trademark or service mark other than the Licensed Marks; provided however, the Goods and packaging for same may bear the trademarks or service marks set forth on Exhibit C (and such other marks as may be agreed to in writing by the parties hereto) for the purpose of identifying features of the Goods.

3.   TERM

     3.1 Subject to earlier expiration or termination as provided in Section 10, or otherwise herein, the license granted herein will be in force from March 31, 1995 (the "Effective Date") until March 31, 1998 (the "Initial Term") and may, subject to mutual written agreement as permitted pursuant to Section 3.2, be extended for a period of time to be mutually agreed upon in writing. Each extension period, if any, shall hereinafter be referred to as an "Extension Term." "Initial Term" and any "Extension Term" shall collectively be referred to as the "Term."

     3.2 Licensor and Licensee may agree to negotiate the terms of an extension to the Initial Term provided that the terms of any such extension are set forth in a written agreement executed by both parties at least 12 months prior to the expiration of the Initial Term. In the event this Agreement is not extended pursuant to the terms hereof, Licensor and Licensee shall each have the right to present to the Customer on or after April 1, 1997 lines of Goods to be made available for sale to the Customer following expiration of the Term.

4.   GOODS

     4.1 Goods bearing the Trademarks which are sold and distributed by Licensee shall be designed and manufactured in a manner consistent with the quality standards of video products historically purchased from Licensee's Affiliates by Licensor. The Goods shall in no event be sold or distributed unless manufactured in compliance with the minimum technical and other applicable specifications applicable to video products sold from time to time by Licensee's Affiliates to Licensor.

     4.2 In order that Licensor may be assured that the provisions of this Agreement are being observed, Licensee shall allow Licensor either itself or, if Licensor elects in its sole discretion, through a reputable, independent third party which is not a competitor (or affiliated with a competitor) of Licensee to inspect Goods bearing the Trademarks and facilities utilized for the manufacture and distribution of such Goods for the purpose of ensuring the quality of such Goods. Licensee shall permit such inspection to take place as soon as practicable after Licensor's written request for an inspection. In the event that the requisite quality standards are not being maintained at any time during the Term of this Agreement or Goods bearing the Trademarks are manufactured or distributed that do not meet the requisite quality standards, then upon written notice from Licensor, Licensee shall immediately (i) discontinue the sale and distribution of the Goods bearing the Trademarks that do not meet said quality standards or
(ii) cure, to the satisfaction of Licensor, such deficiency. Any Goods bearing the Trademarks that are defective or dangerous shall be immediately removed from sale and, if already sold, recalled or repaired in the field to eliminate such defect or danger. Goods bearing the Trademarks in inventory or elsewhere not meeting the requisite quality standards shall not be distributed or sold. Licensee shall report to the Licensor in writing within 24 hours of receiving information concerning any serious quality or defect problems or product liability claims. Licensee agrees that any of the above actions shall be taken at its own expense. Licensee acknowledges that monetary damages may not be sufficient to remedy a breach of the covenant set forth in this Section; accordingly, Licensee agrees that Licensor may be entitled to an immediate temporary restraining order and/or preliminary injunction to prevent Licensee from violating the terms hereof.

     4.3 Licensee shall take all action necessary or desirable to ensure that the manner of sale and distribution of the Goods bearing the Trademarks and/or exploitation of the Licensed Marks by Licensee shall in no manner reflect adversely upon the good name or goodwill of Licensor or the Licensed Marks.

     4.4 Licensee shall comply with all laws and regulations applicable to the manufacture, use, sale and distribution of the Goods bearing the Trademarks throughout the Territory and the location where the Goods are manufactured, whether foreign, federal, state or local, including but not limited to those of the Federal Communications Commission, Industry Canada, Underwriters Laboratory and CSA, as required; provided, however, that such applicable laws and regulations are only to be applied within the jurisdiction of the enactment of such law or promulgation of such regulation. Such requirements shall include, but not be limited to, obtaining all necessary regulatory and/or governmental approvals, as well as any registrations, licenses or permits that may be required. Licensee shall provide Licensor with copies of all such approvals, registrations, licenses or permits promptly upon receipt of same. In any license, permit, registration or request for government or regulatory approval, Licensor shall be identified as the owner of the Licensed Marks.

     4.5 Prior to the initial manufacturing of a model of Goods bearing the Trademarks, Licensee shall deliver (without cost to Licensor) to Licensor at its facilities in Parsippany, New Jersey U.S.A. and/or such other location designated in writing by Licensor (collectively, "Place of Inspection") engineering and design samples (together with data specifications related thereto) of the Goods. Licensor shall deliver to Licensee comments to such samples and specifications within seven days following receipt of same. Prior to or from the initial commercial production run of each model of Goods bearing the Trademarks, Licensee shall deliver to Licensor in accordance with historical practice at the Place of Inspection at least three (3) samples of each of the Goods bearing the Licensed Marks as well as the Written Material intended to be used in conjunction with the sale or distribution of such Goods. Licensee shall certify in writing to Licensor that each sample is representative of the design, characteristics, specification and quality of materials and workmanship of future production of Goods and that use of the Licensed Marks on the samples is representative of the use of the Licensed Marks on the Goods as they will be sold or distributed. Licensor, at its sole discretion, may disapprove of the use of any of the Goods bearing the Trademarks or accompanying Written Material, the quality of which is not consistent with the quality standards set forth in this Section 4 or fails to comply with proper usage of the Licensed Marks as defined herein. Licensee may not sell any of the Goods bearing the Trademarks without approval of Licensor which shall be deemed given if Licensor does not notify Licensee of Licensor's disapproval of any Goods and the Written Material to be used in conjunction with the sale of such Goods within ten (10) days after receipt of same; provided, however, that Licensor shall be provided with ten (10) additional days to approve of the Goods and Written Materials if Licensor requests in writing such additional time. Licensor's approval shall be required for Goods bearing the Licensed Marks or Written Materials previously approved in the event such Goods or Written Materials have been re-designed, re-configured or otherwise modified or altered; provided, however, that minor parts changes may be effected upon delivery to Licensor of an engineering change notice and the failure of Licensor to object to same within twenty four (24) hours following receipt of such notice. Licensee shall deliver to Licensor samples of redesigned, reconfigured, modified or altered Goods bearing the Licensed Marks or Written Materials in accordance with the terms hereof; provided, however, that such obligation shall not apply to minor parts changes to which Licensor has not objected promptly following receipt of notice of same.

     4.6  All of the Goods bearing the Trademarks and all Written
Material distributed by or through Licensee will, unless otherwise specifically agreed to in advance in writing by Licensor, bear the following legend:

     "EMERSON AND THE G-CLEF LOGO ARE REGISTERED
     TRADEMARKS OF EMERSON RADIO CORP., PARSIPPANY,
     NEW JERSEY, U.S.A."

     4.7 In all cases where Licensee desires artwork involving Goods to be prepared by Licensor, the cost of such artwork and the time for the production thereof shall be borne solely by Licensee. All artwork and designs involving the Licensed Marks, or any reproduction thereof, is subject to Licensor's prior written approval and shall be and remain the property of Licensor; provided, however, that Licensee may retain ownership of photographs and reproductions of video products manufactured by Licensee or its Affiliates.

5.   ROYALTIES TO LICENSOR

     5.1 Licensee shall pay to Licensor an annual minimum royalty payment ("Annual Minimum Payment") in the amount set forth on Exhibit D. The Annual Minimum Payment for the first Contract Year is non-refundable, shall be paid on the Effective Date and Licensee shall receive a credit for such payment against all Royalties (as hereinafter defined) payable by Licensee with respect to the first Contract Year. Annual Minimum Payments payable thereafter shall be non-refundable and, subject to the adjustments prescribed in the following sentence, paid in four equal installments, with each installment payable on the 30th day following the last day of each Contract Quarter. With respect to each Contract Year subsequent to the first Contract Year, the amount of a given quarterly installment of the Annual Minimum Payment to be paid to Licensor shall (provided that Licensee has timely paid and then pays all sums due hereunder for that Contract Year) be reduced, but not below zero, by the amount (if any) by which (i) the aggregate Royalties and installments of Annual Minimum Payments for the Contract Year previously paid and then payable with respect to the portion of the Contract Year through and including the Contract Quarter with respect to which this potential adjustment is being calculated, exceeds (ii) the aggregate quarterly installments of the Annual Minimum Payment which were payable with respect to the portion (if any) of the Contract Year ending prior to, i.e. not including, the Contract Quarter in respect of which this potential adjustment is being calculated.

     5.2 For all Goods bearing the Trademarks sold hereunder, Licensee shall pay to Licensor as a royalty ("Royalties") a sum equal to the royalty percentage for the particular category of Goods bearing the Trademarks described on Exhibit D hereto multiplied by the "Net Sales" of all of the Goods bearing the Trademarks sold and/or shipped by Licensee or its permitted Affiliates pursuant to Section 21 for each particular category of Goods specified on Exhibit D. The term "Net Sales" shall mean the net invoice price to Customer, less any documented credits issued to Customer in the ordinary course of business for (i) actual returns from Customer of the Goods sold hereunder received by Licensee relating to Goods sold by Licensee, (ii) discounts or
(iii) allowances (collectively, "Permitted Deductions"). In all instances where Net Sales are denominated in a foreign currency, Licensee will calculate and report pursuant to the terms hereof the associated royalty by translating Net Sales based on an average monthly exchange rate. All other costs and expenses incurred in the manufacture, sale, distribution or exploitation of the Goods, or otherwise incurred by Licensee, shall be paid by Licensee, and no such costs or expenses shall be charged to Licensor or shall be deducted from any Royalty payable to Licensor. If Licensee does not pay any Royalty or any portion thereof when due, Licensor shall have the right to terminate this Agreement pursuant to Section
10.2. in accordance with the notice and cure provisions thereof.

     5.3 Licensee shall pay all taxes (except taxes attributable to the income of Licensor from any royalties paid hereunder) duties, levies, handling charges and other fees imposed or levied against or incurred by either Licensee or Licensor under any law, regulation or administrative order now or hereafter in effect, levied or based upon the license, delivery, shipment, import, export, manufacture and Licensee's possession or use of all products marked with the Trademarks or upon the grant of this license or the exercise thereof or based upon or measured by the license fees or payment thereof or any part of same. Should any governmental authority in the Territory require, impose or levy a value added tax based on the Royalty, or any portion thereof, Licensee shall be solely responsible for satisfaction of same to the extent required by applicable law.

     5.4 Royalties are based on sales during a Contract Year and are calculated quarterly, with quarterly payments due and payable on the thirtieth day of the month immediately following the last day of each Contract Quarter during the term of this Agreement. Royalties payable for a Contract Quarter shall be computed on the basis of the sales and shipments during the Contract Quarter with a credit only for the Permitted Deductions issued during such Contract Quarter. Payment of Royalties shall accompany the quarterly statements required to be delivered pursuant to Section 5.5 below. The acceptance by Licensor of any of the statements furnished pursuant to this Agreement or of any Royalties paid hereunder shall not preclude Licensor from questioning the accuracy thereof at any time within two (2) years after the receipt of such report.

     5.5 Within thirty (30) days after the last day of each Contract Quarter, Licensee shall furnish to Licensor (i) complete and accurate statements, certified to be accurate by Licensee, describing the Goods bearing the Trademarks sold pursuant to the terms hereof, the number of each model sold, the gross invoice price (aggregate and per unit), documented credits issued to Customer in the ordinary course of business for actual product returns received, discounts and allowances, and the Net Sales of the Goods bearing the Trademarks distributed and/or sold by Licensee during the preceding Contract Quarter and (ii) a completed royalty statement summary in the form attached as Schedule 5.5. All of the foregoing statements shall be furnished to Licensor whether or not any of such Goods have been sold during the Contract Quarter in question. On an annual basis, within sixty (60) days after the close of Licensee's fiscal year, Licensee will provide Licensor with a final report of Licensee's sales of Goods bearing the Trademarks for the fiscal year and the Permitted Deductions for each category of the Goods.

     5.6 Licensee shall keep, maintain and preserve accurate books of account and records covering all transactions relating to the license hereby granted. Licensor (either itself or through a certified public accounting firm retained on a non-contingency basis) shall have the right during each Contract Year to conduct two (2) examinations of such books and records of Licensee; an examination may be conducted on reasonable written notice at all reasonable hours of the day, to examine, copy and extract said books of account and records and of all other documents and materials in the possession or under the control of Licensee relating directly to the subject matter and terms of this Agreement. The books of account and records reflecting sales of Goods sold bearing the Trademarks, Permitted Deductions and Royalties payable for a Contract Year shall be kept available for inspection by Licensor for two years following the delivery to Licensor of the last report required hereunder for such year. In the event that Licensor shall discover a discrepancy of 5% or more in Royalties due to Licensor pursuant to any such examination and the calculated amount of such discrepancy is not reduced after consideration by the Mediator provided for in Section 22, Licensee shall pay to Licensor the cost of such examination or audit. The rights and obligations of this Section 5.6 and of Section 5.7 shall apply to each permitted Affiliate authorized by Licensor pursuant to Section 21.

     5.7 Past due Royalties found to be due as a result of Licensor's examination of (a) any statement provided pursuant to this Section 5 above or (b) Licensee's books of accounts and records, shall be paid immediately upon demand. Any and all late payments of Royalties shall bear interest commencing on the date the Royalty payment was originally due and payable pursuant to the terms hereof at an annual interest rate equal to the prime rate of the Chase Manhattan Bank, plus three percent (3%).

6.  LIMITATION OF USE AND AUTHORITY

     6.1 This Agreement does not grant Licensee any right of ownership, title or interest in the Licensed Marks, nor does this Agreement authorize Licensee to use the Licensed Marks except for the purpose of manufacturing, marketing, selling, distributing and providing certain after sales services with respect to the Goods in the Territory to the Customer and for advertising and promotional purposes as described herein. The Licensed Marks, all rights therein and the goodwill pertaining thereto, whether developed by the Licensor or the Licensee, shall inure to the benefit of and be the exclusive property of Licensor. Licensee shall not register or attempt to register the Licensed Marks in its own name or the name of any third party. If applicable, Licensee shall assign to Licensor all the Licensed marks and incidental rights created by their use, together with the goodwill relating to that part of the business in connection with which the Licensed Marks are used. Licensee shall execute and deliver to Licensor such documents as Licensor requires or requests in furtherance of its rights pursuant to this Section 6.

     6.2 Neither Licensee nor any Affiliate will directly or indirectly sell, manufacture or distribute any goods whatsoever under a mark similar to any of the Licensed Marks.

     6.3 Licensee shall provide Licensor with the date of the first use of the Trademarks on the Goods in interstate and intrastate commerce and provide Licensor with all necessary documents or information which Licensor may reasonably request for the purpose of maintaining or securing Licensor's title to the Trademark registrations.

7.   TRADEMARK INFRINGEMENT

     7.1 Licensee will notify Licensor promptly in writing of any of the following that may come to Licensee's knowledge:

               (a)  Any alleged infringement by Licensor or
          Licensee of the rights of any third parties arising out of the activities undertaken in connection with this Agreement;

               (b) Any alleged infringement of the Licensed Marks by third parties; or

               (c) Any other factors or events which reasonably may be expected to have a material adverse effect on the promotion of the Goods under the Licensed Marks or on Licensor's rights and interests in the Licensed Marks.

     7.2 If any third party files a lawsuit, claim or any other type of proceeding against Licensee claiming that the use by Licensee of the Licensed Marks infringes upon a valid intellectual property right belonging to such third party, Licensor shall defend Licensee at Licensor's own expense, hold Licensee harmless against the claims of any such third party and fully reimburse Licensee for any and all reasonable costs and actual expenses associated with such lawsuit, claim or other proceeding. Licensee, at its sole expense, may appear in any such proceeding. Licensor may choose in its sole discretion to settle such lawsuit, claim or other proceeding relating to the Licensed Marks provided that such settlement does not materially adversely affect Licensee's rights hereunder or to make, use and sell Goods bearing the Trademarks or require Licensee to contribute to such settlement (provided that Licensee has not breached any of the terms hereof) and Licensee shall cooperate to effect any such settlement. Notwithstanding the foregoing, Licensee shall be responsible for costs and expenses associated with any such lawsuit, claim or proceeding and Licensor shall not be required to indemnify Licensee for any claim contemplated by this Section 7.2 if a court of competent jurisdiction determines the cause of such lawsuit, claim or proceeding is the result of the action of Licensee or its Affiliates not in compliance with this Agreement.

     7.3 If, in the opinion of Licensee, it becomes desirable to enforce any of the rights of the Licensee to use the Licensed Marks granted herein, against a third party, Licensor shall use reasonable efforts to do so. If Licensor fails to enforce such rights, Licensee may bring an action against such third party in its own name or in the name of Licensor; Licensor shall furnish all reasonable assistance, at Licensee's request, to enable Licensee to prosecute such action. Any such action or other proceedings shall be at Licensee's expense and any monetary relief or monetary award obtained as a result thereof shall inure to the benefit of Licensor and Licensee as determined by a court of competent jurisdiction. Licensor, however, shall at any time have the right to take over the prosecution of any such action at its own expense and, in such event, any monetary relief or monetary award shall inure to the benefit of Licensor. In the event Licensor takes over the prosecution of such action initiated by Licensee, Licensor shall reimburse Licensee for reasonable expenses incurred by Licensee in prosecution of such action.

     7.4 Licensee shall furnish all reasonable assistance, at Licensor's request or direction, to enable Licensor to assert and prosecute any claims or defend against any action arising in connection with or related to the matters described in Sections 7.1 through 7.3 above. Such assistance shall include, but is not limited to: monitoring and reporting to Licensor any improper or unauthorized use of the Licensed Marks, signing documents, giving testimony, joining such action and asserting the licensed Trademarks against third parties. Licensor shall reimburse Licensee for reasonable expenses incurred by Licensee pursuant to this Section 7.4, upon presentment by Licensee of documentation thereof reasonably acceptable to Licensor. Any expenses in excess of $2,500.00 must be approved in writing by Licensor in advance.

     7.5 Licensee shall not use the name or credit of Licensor in any manner whatsoever, nor incur any obligation in Licensor's name. Nothing herein contained shall be construed to constitute the parties joint venturers, nor shall any similar relationship be deemed to exist between them. Nothing herein contained shall be construed as constituting Licensee as Licensor's agent or as authorizing Licensee to incur financial or other obligations in Licensor's name without Licensor's specific authorization in writing; and it is specifically understood and agreed that under no circumstances shall any power granted, or which may be deemed to be granted to Licensee, be deemed to be coupled with an interest. It is specifically understood that the rights and powers retained by Licensor herein are retained because of the necessity of protecting Licensor's copyrights, trademarks, properties and intellectual property rights generally, and specifically to conserve the good will and good name of Licensor and of the Trademarks.

8.   EXCLUSIVITY

     8.1 Neither the Licensee nor any Affiliate of Licensee will manufacture for sale to Customer any Goods under any brand name other than the Trademarks or the "Orion" trademark or brand for delivery to Customer for resale within the Territory during the Term.

9.   GOODWILL

     Licensee recognizes the great value of the goodwill associated with the Licensed Marks. Licensee further recognizes and acknowledges that a breach by Licensee of any of its covenants, agreements or undertakings hereunder may cause Licensor irreparable damage, which cannot be readily remedied in damages in an action at law, and may, in addition thereto, constitute an infringement of Licensor's copyrights, service marks or Trademarks, thereby entitling Licensor to equitable remedies, costs and reasonable attorney's fees.

10.  TERMINATION

     10.1 This Agreement shall terminate and the right of Licensee to use the Licensed Marks shall immediately cease, except as provided in Section 10.7, immediately by its own force without notice from Licensor upon the occurrence of any one or more of the following events: (i) a general assignment by Licensee for the benefit of creditors; (ii) a public admission by Licensee of its insolvency; (iii) dissolution of Licensee or loss of its charter by forfeiture or otherwise (unless reinstated within thirty days of forfeiture); (iv) adjudication of Licensee as bankrupt or insolvent; (v) appointment of a trustee, liquidator or receiver for the Licensee or a material or substantial portion of its assets, subsidiaries or property; (vi) exercise by any court or governmental agency of jurisdiction over all or substantially all of the property or business of the Licensee; (vii) the commencement of any proceedings for the reorganization, dissolution, liquidation or winding up of the Licensee unless such proceedings are immediately contested in good faith and dismissed within 60 days after the commencement of same; (viii) the filing by Licensee of a voluntary petition in bankruptcy under any bankruptcy or insolvency law or any law providing for Licensee's reorganization, dissolution, liquidation or winding up; or (ix) consent by Licensee to the appointment of a receiver or trustee of itself or of all or substantially all of its property.

     10.2 In the event that Licensee or any Affiliate permitted under Section 21: (i) without prior written consent of Licensor sells Goods bearing the Licensed Marks other than to Customer for delivery in or into and resale within the Territory;
(ii) has intentionally rendered or renders a materially incorrect representation or report in connection with the rights granted to Licensee hereunder; (iii) commits intentional or negligent material damage or omits or fails to take steps within its power to prevent such damage to the Licensed Marks or the value of the Licensed Marks or any of Licensor's tradenames, trademarks, service marks, symbols, signs, copyrights or other distinctive marks, or the goodwill associated therewith; (iv) fails to provide insurance in accordance with the terms of Section 17; (v) fails to pay the Royalties or any installment of the Annual Minimum Payment set forth in Section 5 or other sums payable to Licensor hereunder when due; (vi) registers or attempts to register in its own name or the name of a third party a Licensed Mark or any other trademark owned by the Licensor or substantially similar to such a trademark; (vii) except as contemplated by Section 21, assigns or transfers this Agreement or any rights or obligations hereunder without the prior written consent of Licensor; (viii) fails (without cause) to perform their respective obligations under the terms of the Agreement of even date herewith among Licensor, Licensee and certain of Licensee's Affiliates; or (ix) materially breaches any of its other obligations hereunder, then, in addition to the rights available under law or in equity, Licensor may notify Licensee in writing that Licensee is in default under the terms of the Agreement. If such default is not remedied to the satisfaction of Licensor within thirty (30) days after the delivery of such notice, Licensor shall have the right to terminate this Agreement which termination shall be effective upon delivery to Licensee of notice that the Agreement is terminated.

     10.3 Upon termination of this Agreement, Licensor shall have the right to retain all monies paid hereunder to date and to avail itself of any legal or other remedy or relief available to it, including but not limited to equitable relief to enjoin the use of the Licensed Marks and the manufacture, sale and distribution of Goods utilizing the Licensed Marks. All remedies available to Licensor hereunder are cumulative, and Licensor may exercise any one or more remedies or rights available to it cumulatively. The termination of this Agreement shall be without prejudice to the rights and remedies of Licensor with respect to any obligation incurred or breach committed prior to such termination, including the right to recover for damages caused by Licensee's breach.

     10.4 Upon termination of this Agreement, Licensee shall promptly (i) deliver to Licensor any and all property belonging to the Licensor, including all such promotional material, original artwork, product manuals, and parts thereof (including samples), and Written Material in the possession of Licensee and (ii) make available for delivery to Licensor any product molds to the extent such molds are property of Licensor. Following termination, Licensee shall continue to be solely responsible for (i) maintaining an inventory of spare parts as contemplated by Section 13 with respect to Goods sold by Licensee and (ii) accepting returns from the Customer for all Goods sold by Licensee.

     10.5 [INTENTIONALLY OMITTED]

     10.6 Within ten (10) days of the termination of this Agreement, a statement showing the number and description of Goods on hand or in process shall be delivered by Licensee to Licensor. Licensor shall have the right to take within a reasonable period of time a physical inventory to ascertain or verify such statement, and refusal by Licensee to submit to such physical inventory to Licensor shall forfeit Licensee's right to dispose of such inventory as provided in Section 10.7 hereof.

     10.7 In the event of termination by Licensor of this Agreement, Licensee, its receivers, representatives, trustees, agents, administrators and successors shall have no further right to manufacture, cause to manufacture, distribute, sell, exploit or in any way deal in or with any advertising, Written Materials or other documentation relating thereto bearing the Licensed Marks, without the express prior written consent of Licensor; however, following expiration of the Term, Licensee may deliver to Customer in the Territory, for resale within the Territory, for a period of sixty (60) days, Goods which were ordered by Customer in bona fide sales transactions and originally scheduled for delivery prior to the expiration of the Term, provided, that (i) the original delivery date was changed at the request of Customer, (ii) Licensee has timely paid all Royalties due hereunder and (iii) Licensee pays to Licensor all Royalties due with respect to such delivery.

11.  DISTRIBUTION OF GOODS

     11.1 Licensee shall during the term of this Agreement, and any extension thereof, manufacture (or cause to be manufactured), distribute and sell the Goods and shall make and maintain adequate arrangements for their distribution to Customer throughout the Territory.

     11.2 Licensee acknowledges that its failure to cease (or cause to cease) the manufacture, assembly and packaging, sale or distribution of Goods bearing or using any of the Licensed Marks at the termination of this Agreement, other than as set forth in
Section 10.7, will result in immediate and irreparable damage to Licensor and to the rights of any subsequent licensee. Licensee acknowledges and admits that there is no adequate remedy at law for such failure and that, in the event of such failure, Licensor shall be entitled to equitable relief by way of temporary and permanent injunctions and such other further relief as any court with jurisdiction may deem just and proper.

12.  SUBCONTRACTORS

     Licensee shall obtain the satisfactory written agreement in the form set forth on Schedule 12.1 of any subcontractor that is retained by Licensee that such subcontractor will not use the Licensed Marks in any manner not permitted under this Agreement, in those instances where the subcontractor furnishes Goods bearing the Trademarks or packaging for such Goods bearing the Licensed Marks. Such subcontractors shall acknowledge that Licensor (and its successors and assigns) is a third party beneficiary of such agreement. Licensee shall, at its own expense, assist and cooperate with Licensor with respect to any action by Licensor to enforce its rights to the Trademarks against any one or more of Licensee's subcontractors.

13.  SERVICE AND SPARE PARTS

     Licensor shall provide Licensee with written designation of independent service centers in the Territory and Licensee shall utilize same or such other service centers having comparable skill and expertise provided that Licensee shall deliver to Licensor prior written notice of the intent to use such service centers. Licensor shall continue until July 31, 1995 to (i) accept all returns of product from its customers and (ii) be solely responsible for all warranty and after-sale services, each such obligation to be honored in accordance with Licensor's policies. Commencing August 1, 1995, Licensee shall be solely responsible, at its own expense, for all video products returned (and expenses associated or assessed by Customer in connection therewith except Licensor's own overhead expenses or allocations) by the Customer (under any return program of the Customer presently or hereafter in effect) and all after-sales service and warranty service for Goods manufactured by or for the benefit of Licensee or its Affiliates and sold or distributed to Customer, in each instance regardless of when such video product was sold or shipped to the Customer. Notwithstanding the obligation of Licensee pursuant to the preceding sentence, Licensor shall continue subsequent to July 31, 1995 to (i) accept returns of product from its customers other than returns from the Customer of Goods bearing the Trademarks manufactured or assembled by Licensee's Affiliates and (ii) be solely responsible for all warranty and after-sale services, except with respect to Goods bearing the Trademarks sold to the Customer which were manufactured by Licensee's Affiliates, each such obligation to be honored in accordance with Licensor's policies. For the purpose of this Agreement, after-sales service shall include without limitation customer service, technical service, consumer affairs and service manual services. Licensor and Licensee shall cooperate to establish mutually satisfactory procedures for after-sales services. Licensee shall maintain a sufficient inventory of spare parts for the Goods bearing the Trademarks which are sold to the Customer during the term of this Agreement and, subsequent to the expiration or termination of this Agreement, Licensee shall maintain a sufficient inventory of spare parts for the Goods bearing the Trademarks which are sold to the Customer for the respective periods required by applicable federal or local law in the particular countries or regions throughout the Territory and, in any event, such inventory shall be maintained for at least six (6) years unless commercially impracticable.

14.  REPRESENTATIONS AND WARRANTIES OF LICENSOR

          Licensor hereby represents and warrants to Licensee that:

          (a) Licensor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation.
          (b) Licensor has the full power and authority to execute and deliver this Agreement and to perform all of its obligations hereunder, subject to the consent of Congress Financial Corporation to the granting of the license by Licensor to Licensee of the Licensed Marks hereunder.
          (c) The execution and delivery of this Agreement has been duly authorized by all necessary corporate action of Licensor and constitutes the valid and legally binding obligation of Licensor enforceable against Licensor in accordance with it terms.
          (d) This Agreement shall be binding on the successors, assigns and legal representatives of Licensor.
          (e) Licensor owns the Trademarks free and clear of liens and encumbrances except such liens and encumbrances granted to Congress Financial Corp.

15.  REPRESENTATIONS AND WARRANTIES OF LICENSEE

          Licensee hereby represents and warrants to Licensor that:

          (a) Licensee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization.
          (b) Licensee has the full power and authority to execute and deliver this Agreement and to perform all of its obligations hereunder.
          (c) The execution and delivery of this Agreement has been duly authorized by all necessary action of Licensee and constitutes the valid and legally binding obligation of Licensee enforceable against Licensee in accordance with its terms.

16.  DISCLAIMER AND INDEMNIFICATION

     16.1 Licensee will make no statements or representations whatsoever to any third parties which, expressly or impliedly, states or suggests that Licensor is making any warranties, express or implied, with respect to the Goods. Licensor expressly disclaims any implied warranties of merchantability and fitness for a particular purpose. Licensee shall not grant any warranty or guaranty binding Licensor or creating any liability for Licensor.

     16.2 Licensor shall have no liability or responsibility to Licensee (except as specifically provided herein) or any other person and/or entity arising out of or relating to the rights granted to Licensee pursuant to this Agreement. Licensee shall defend, indemnify and hold harmless Licensor, its Affiliates and the employees, officers, directors, stockholders, agents, representatives, successors and assigns of each of Licensor and its Affiliates from and against any and all claims, demands, judgments, liability, damages, losses, costs and expenses of any nature (including reasonable attorneys' fees and expenses), including without limitation, death, personal injury, property damage or product liability arising from or related to any (i) action or omission of Licensee, its agents, employees, representatives, distributors or subcontractors arising under or in connection with this Agreement, (ii) the manufacture, assembly, packaging, transportation, distribution, sale or use of the Goods bearing the Trademarks sold to Customer hereunder, (iii) Licensee's failure to comply with its material obligations set forth herein, (iv) Licensee's misrepresentation of any warranties or representations herein, or (v) product liability claims relating to or arising in connection with the sale of Goods bearing the Trademarks to Customer hereunder.

17.  INSURANCE

     Prior to the distribution or sale of any Goods, Licensee shall purchase and maintain or cause to be maintained in full force and effect, at its own cost, insurance reasonably satisfactory to Licensor of the kinds and in the amounts specified in Schedule 17 or in amounts required by law, whichever is greater, and furnish Licensor with certificates of insurance evidencing the insurance coverage required pursuant to this Agreement, as evidence thereof, in the prescribed form prior to the commencement of distribution of the Goods and annually thereafter not less than thirty (30) days prior to the expiration dates of said policies. Each insurance policy required to be maintained pursuant to this Section 17 shall specifically name Licensor as additional insured except that policies for Workers' Compensation and Employer's Liability may be maintained without naming Licensor as an additional insured. No reduction in coverage shall be made in the insurance coverage required pursuant to this Agreement without Licensor's prior written approval. The certificate of insurance evidencing the insurance coverage required pursuant to this Agreement shall provide that no changes shall be made in the certificate of insurance without the prior written approval of Licensor. Licensee shall cause to be promptly delivered to Licensor copies of all insurance policies issued to or for the benefit of Licensee or for the benefit of Licensor pursuant to this Agreement.

18.  CONFIDENTIALITY

     18.1 The parties recognize that by reason of this Agreement, a party and its representatives (including the auditors of a party) may acquire Confidential Information. Each party will use the Confidential Information received by the other party solely for the purpose of carrying out this Agreement. Each party recognizes that all such Confidential Information acquired from the other party is the property of such other party and that the recipient and its representatives (including auditors) shall not, during the term of this Agreement or thereafter, directly or indirectly, use, publish, disseminate or otherwise disclose any Confidential Information obtained in connection with this Agreement without the express written consent of a duly authorized officer of the other party.

     18.2 Each party shall cause each of their respective officers, directors, agents, auditors or employees to whom a disclosure of Confidential Information is made or any subcontractor, including the manufacturer(s) of the Goods, to adhere to the terms and conditions of this Section 18 as if, and to the same extent as if, he or she were a party to this Agreement.

     18.3 Upon expiration or termination of this Agreement, each party shall return to the other party all copies of Confidential
Information provided by the other party in its possession or control.

19.  FORCE MAJEURE

     19.1 Neither party will have any liability to the other by reason of any failure or delay in performance of any provision of this Agreement, if and to the extent that such failure or delay is due to any occurrence (other than financial) beyond the reasonable control of the party failing or delaying to perform. "Beyond reasonable control" shall mean acts of God, civil disturbances, fires, floods, explosions, riots, war, rebellion, earthquake, acts of government, sabotage, and bona fide failure of third parties
(not an Affiliate of the party to be excused) to comply with its obligations to that party by reason of the same type of force majeure. The provisions of this Section 19 shall not apply to the payment obligations of Licensee under this Agreement.

     19.2 A party seeking relief pursuant to this Section 19 shall, as soon as practicable after the impediment and its effect on such party's ability to perform become known, give written notice to the other party. Written notice shall also be given when the impediment ceases.

20.  LICENSOR'S LINE OF BUSINESS

     Licensee acknowledges that Licensor is presently in the business of selling consumer electronic products and microwave ovens and is seeking alliances, joint venture partners and/or licensees with the goal of distributing additional kinds of
consumer products throughout the world.   Licensee acknowledges
that marketing and distribution of the foregoing (as well as any other products which Licensor may distribute) with the Licensed Marks (except the sale of Goods bearing the Licensed Mark to Customer for delivery into and resale within the Territory) shall not constitute a breach of this Agreement. Licensor acknowledges that Licensee is presently in the business of distributing consumer electronics products and that the manufacturing, sale, marketing and distribution by Licensee of consumer electronic products shall not (except to the extent provided herein) constitute a breach of this Agreement.


21.  ASSIGNMENT AND SUBLICENSING

     The license herein granted is personal to Licensee and may not be assigned, transferred, sub-licensed, pledged, mortgaged or otherwise encumbered by Licensee in whole or in part without Licensor's prior written consent. For the purposes of this Section 21.1, the term "assigned" shall include without limitation, transfers of (i) Control, whether by merger, consolidation, reorganization or otherwise, and (ii) ownership of fifty-one percent or more of the outstanding securities of Licensee to a person or entity other than an Affiliate in existence as of the date hereof or as of the date of any extension. Notwithstanding the prohibitions set forth herein, Licensee shall be permitted to effect sales of the Goods bearing the Licensed Marks to the Customer for delivery into and resale within the Territory through transfers of the Goods by or among such parties as may be agreed to in writing by Licensor and Licensee, provided that all such sales are made subject to the terms of this Agreement including without limitation the obligation to pay Royalties with respect to such sales. Additionally, Licensee may sell returned Goods bearing the Licensed Marks to E & H Partners, a Delaware partnership composed of Licensor and Hopper Radio of Florida, Inc. and, provided that E & H Partners and Licensee do not reach mutually satisfactory terms of such sales, Licensee may then and only then sell returned Goods bearing the Licensed Marks to Bud's.

22.  MISCELLANEOUS

     22.1 No provision of this Agreement may be changed, amended or waived, except in writing signed by both parties.

     22.2 Any waiver on the part of any party of any right or interest hereunder shall not imply the waiver of any subsequent breach or the waiver of any other rights. No waiver by either party of a breach hereof or a default hereunder shall be deemed a waiver by such party of a subsequent breach or default of like or similar nature.

     22.3 Should any provision of this Agreement prove to be invalid or unenforceable under existing or future law, the remaining provisions of the Agreement will remain in force in all other respects.

     22.4 All notices will be in writing and in English and will be served personally or by registered or certified mail, return receipt requested, or by overnight courier or by facsimile transmission to each other party at its address herein set forth, or at such other address as each party may provide to the other in writing from time to time:

     (a)  If to Licensor:

               Emerson Radio Corp.
               Nine Entin Road; P.O. Box 430
               Parsippany, NJ  07054-0430 U.S.A.
               Attention:  Eugene I. Davis
               President

     (b)  If to Licensee:

               ORION Sales Inc.
               11 Union Drive
               P.O. Box 10
               Olney, Illinois  62450
               Attention:  A. Oki
               President


               with copy to:

               Barry J. Bendes, Esq.
               Kane Kessler, P.C.
               1350 Avenue of the Americans
               26th Floor
               New York, New York  10019

     Any such notice will be effective upon actual receipt or three
(3) days after it is deposited in the mail, postage prepaid, properly addressed and certified, whichever occurs first.

     22.5 This Agreement is the entire and sole agreement and understanding of both parties and supersedes all other agreements, understandings and communications, whether oral or written, regarding the subject matter hereof.

     22.6 This Agreement may be executed in any number of counterparts, but all counterparts hereof will together constitute but one agreement. In proving this Agreement, it will not be necessary to produce or account for more than one counterpart executed by both parties.

     22.7 The parties hereto recognize there may be various issues from time to time arising from or relating to the performance of the parties to this Agreement or the sale by both parties of "Emerson" branded product in the Territory. To the extent that such issues become the subject of a dispute between the parties, any such dispute (which has not been resolved by negotiation after the respective senior management of the parties is notified of the dispute) shall be submitted for non-binding mediation to William Weilbacher, or such other person agreed to by the parties hereto. Such submission shall be made in writing, with copies delivered to each of the parties. The mediator will hold as confidential all information provided by the parties. The mediator shall either (i) offer specific suggestions for resolution of the dispute or (ii) assist the parties to generate mutually agreeable resolutions. All mediation fees shall be shared equally by the parties; provided, however, that, upon written finding of the mediator, a party which does not present a meritorious position with respect to the matter submitted for dispute shall reimburse the other party for the fees paid by it to the mediator for such mediation.

     22.8 Licensee shall strictly and fully comply with all export and import controls imposed by the United States or any country or organization of nations within whose jurisdiction Licensee operates or does business.

     22.9 The respective indemnities, agreements, represen-tations, warranties and other statements of each of the parties hereto and the undertakings set forth in or made pursuant to this Agreement will remain in full force and effect, and will survive the termination of this Agreement.

     22.10 Licensee shall not disseminate any press release or other announcement relating to the transaction contemplated by this Agreement without Licensor's prior written consent as to the contents thereof.

     22.11 All payments from Licensee to Licensor hereunder shall be in U.S. dollars.

     22.12 In any action brought by a party to this Agreement relating to the terms hereof, the prevailing party shall be entitled to recover its reasonable attorneys' fees, costs and expenses of suit.

     IN WITNESS WHEREOF, this Agreement has been executed by the duly authorized representative of each party as of the date set forth above.

                                   LICENSOR:
                                   EMERSON RADIO CORP.
                                   A Delaware Corporation



                                   By:  /s/ Geoffrey P. Jurick
                                        Geoffrey P. Jurick
                                        Chief Executive Officer



                                   LICENSEE:
                                   ORION SALES INC.
                                   An Illinois' Corporation



                                   By:  /s/ Mr. A. Oki
                                        Mr. A. Oki
                                        President




                                 AGREEMENT

     This Agreement, dated as of February   , 1995, is between
EMERSON RADIO CORP., a Delaware corporation, having a place of business at Nine Entin Road, Parsippany, New Jersey 07054 (hereinafter "Emerson"), ORION SALES, INC., an Illinois corporation, having a place of business at 11 Union Drive, P.O. Box 10, Olney, Illinois 62450 (hereinafter "Orion"), TECHNOS DEVELOPMENT LIMITED, a Hong
Kong company having a place of business in Hong Kong (hereinafter "Technos"), and OTAKE TRADING CO. LTD., a Japan company having a place of business at 1-18 7 Chome Kobe City, Japan (hereinafter "Otake"). Orion, Technos and Otake may be collectively referred to herein as the "Otake Parties."

     Emerson, directly and through affiliates, distributes a variety of consumer electronics products and microwave products in various countries throughout the world. Emerson is the owner of certain valuable and well-known trademarks throughout the world and the goodwill associated therewith;

     The Otake Parties, directly and through affiliates, manufacture and distribute consumer electronics products in various countries throughout the world;

     Certain of the Otake Parties, directly and through affiliates, have supplied consumer electronics products to Emerson and its affiliates for several years;

     Emerson and Orion have entered into a License Agreement of even date herewith (the "License Agreement") providing for the specified use by Orion of certain of Emerson's trademarks and other intellectual property in connection with the distribution in the United States and Canada to the Customer (as defined in the License Agreement) of video cassette recorders, video cassette players, color televisions, color television/video cassette player combinations and color television/video cassette recorder combinations, (collectively "Video Products"); together with replacement parts for each of the foregoing;

     Emerson and the Otake Parties desire to set forth their respective agreements to provide for, among other things, the continued supply of Video Products by Otake to Emerson, the payment of certain monies to the parties or their affiliates as set forth herein and the mutual release of the parties to this Agreement to the extent provided herein;

     In consideration of the foregoing premises and mutual agreements set forth herein, the following is agreed to:

     1.   DEFINITIONS

     1.1 "Affiliate" will mean a person or entity who directly, or indirectly through one or more intermediaries, controls or is controlled by or is under common control with a specified entity.

     1.2 "Confidential Information" will mean any and all information, data, specifications, customer lists, products and services information, sales and marketing information, key vendor data, and proprietary information regarding Emerson, each of the Otake Parties or their respective Affiliates (collectively, the "Information") except:

          (a) Information which at the time of disclosure is in the public domain;

          (b) Information which, through no fault of the party receiving same, is published or otherwise becomes part of the public domain;

          (c) Information which the receiving party can document as having been in its possession prior to the time of disclosure to it by the other party;

          (d) Information which the receiving party can document as having been received by it on a non-confidential basis from a third party; or

          (e) Data, specifications, customer lists, products and services information and key vendor data which the receiving party created on its own or through independent third parties without use of the Information.

     1.3 "Subsidiaries" will mean all direct and indirect subsidiaries of Emerson.

     2.   SUPPLY OF PRODUCTS TO EMERSON

     2.1 Otake, directly or through its Affiliates, shall supply to Emerson, its Subsidiaries, and their respective customers, on a timely basis (subject to force majeure as defined at Section 8.10 and timely payment pursuant to Section 2.3), Video Products ordered by Emerson or its Subsidiaries from time to time and to be delivered from the date hereof until March 31, 1998; provided, however, that if the License Agreement is terminated other than in accordance with Sections 10.1 and
10.2 of such agreement, Otake's obligations hereunder shall expire. Video Products ordered by Emerson or its Affiliates shall be supplied by Otake pursuant to trade terms customary between Otake, Emerson and their respective Affiliates including customary order and acceptance procedures. Otake shall use all reasonable commercial efforts to deliver Video Products ordered by Emerson or its Subsidiaries on or prior to the delivery schedule specified in purchase orders accepted by Otake.
Emerson shall be under no obligation to accept late deliveries. Otake, directly or through it Affiliates, may make partial deliveries in commercially reasonable quantities, subject to and in accordance with past practices.

     2.2  The F.O.B.price net of discounts and allowances for Video
Products to be sold by Otake or its Affiliates pursuant to the terms hereof shall be equal to the lowest price net of discounts and allowances at which such Video Products are being sold by Otake or its Affiliates to any third party or to any Affiliate of Otake for the purpose of distributing such product in the United States or Canada. Such prices may reflect adjustments for feature differentials based upon standard industry costs of such features.

     2.3  Payment to Otake for Video Products delivered pursuant to
Section 2.1 between the date hereof and March 31, 1998 shall be made as follows:

          A. Letters of credit in the amount of the purchase price shall be opened in favor of and delivered to Otake by the last day of the month which is two months prior to actual shipment of the product manufactured outside of the United States (such letters of credit shall provide for terms customary between the parties and be confirmed by a major
          New York City or Hong Kong financial institution);

          B. For products manufactured by Otake or its Affiliates in the United States, Emerson shall pay the manufacturer on the 30th day of each month for products delivered to Emerson or its customers from the 26th of the previous month through the 25th day of the month during which payment is made;

          C. Provided that the payment terms set forth in A. and B. are honored, Emerson shall have no obligation whatsoever to provide or arrange for the benefit of the Otake Parties any collateral or security.

     2.4 The Otake Parties shall continue to maintain or cause to be maintained in full force and effect, at its own cost, insurance of the kinds and in the amounts historically maintained for the benefit of Emerson
(each policy to name Emerson as an additional insured) and furnish
Emerson with certificates of insurance evidencing the requisite insurance coverage. The Otake Parties shall defend, indemnify and hold harmless Emerson, its Affiliates and the employees, agents, officers and directors of each of Emerson and its Affiliates from and against any and all claims, demands, judgments, liability, damages, losses, costs and expenses of any nature (including reasonable attorneys fees and expenses), including, without limitation, death, personal injury, property damage or product liability arising from or related to the manufacture, assembly, packaging and transportation of the Video Products by the Otake Parties or their Affiliates sold under the terms hereof.

     2.5 In the event of a bona-fide shortage of Video Product or components thereof, Otake may, after consideration of Emerson's requirements, allocate in good faith available Video Products and components among its various customers provided that firm Emerson orders shall receive reasonable priority consideration after fulfillment by Otake of orders of Video Products to be delivered by the Otake Parties to Wal-Mart Stores, Inc. and its Affiliates for Video Products bearing the "Emerson" or "Orion" brand names.

     2.6 All products supplied to Emerson, its Subsidiaries and their respective customers shall be designed and manufactured in a manner consistent with the quality standards and AQL requirements of Video Products historically purchased by Emerson and its Subsidiaries from Otake. Otake shall manufacture and deliver all Video Products ordered by Emerson, its Subsidiaries and their respective customers in compliance with all applicable laws, rules, regulations and orders.

     2.7  Following such date on which Otake may cease supplying
Emerson with Video Products, Otake shall continue to sell to Emerson, its Subsidiaries and their respective customers spare parts on reasonable commercial terms in order to permit Emerson to honor its warranty and service obligations to customers of Emerson and its Subsidiaries who have purchased product manufactured by the Otake Parties or their Affiliates.

     3.   PAYMENTS

     3.1 In full and final settlement for all claims relating to periods ending on or prior to December 31, 1993, including but not limited to claims for rebates and pricing issues relating to or for calendar year ended December 31, 1993, the Otake Parties shall pay to Emerson $3,900,000 upon execution of this Agreement by Emerson.

     3.2 In full and final settlement for all claims relating to periods ending on or prior to December 31, 1994, including but not limited to claims for rebates and pricing issues relating to or for calendar year ended December 31, 1994, the Otake Parties shall pay to Emerson $3,900,000 in immediately available funds on or before September 30, 1995.

     3.3 In full and final settlement for all claims relating to periods at or prior to the date of the execution of this Agreement including but not limited to claims for rebates and pricing issues relating to or for the quarter ended March 31, 1995, the Otake Parties shall pay to Emerson $2,400,000 in immediately available funds on or before March 31, 1995.

     3.4 Upon execution of this Agreement, Emerson shall pay to Orion Electric (America) $5,248,698, less amounts paid or credits owed, asserted by Otake to be due and payable as of November 30, 1994.

     4.   EMERSON ACCRUALS

          Emerson has continued and shall continue its existing polices and programs providing for a 1% accrual, net of returns and other credits, on all product (other than 19" televisions) delivered to Wal*Mart Stores, Inc. for the fiscal year ended March 31, 1995. Such accruals are to be applied to co-operative advertisements and shall in all instances be utilized in compliance with Emerson's existing policies and programs for the products which give rise to the accruals.

     5.   MOLDS AND TOOLS

          Emerson and the Otake Parties have periodically caused to be manufactured molds and tools for the manufacture and production of Video Products. It is agreed and understood that each of Emerson and each of the Otake Parties shall have the right to continue to use the molds and tools at factories operated by Otake or its Affiliates without payment to the other parties to this Agreement provided, however, that the permitted use of the molds and tools shall confer upon none of the Otake Parties any right, title or interest to Emerson's trademarks or other intellectual property other than as specifically set forth in the License Agreement. The respective rights to the use of the models and tools shall survive termination or expiration of this Agreement.

     6.   MUTUAL RELEASES

     6.1 Upon execution of this Agreement, Emerson shall execute and deliver to the Otake Parties a release in the form attached as Exhibit "A."

     6.2 Upon execution of this Agreement, the Otake Parties shall execute and deliver to Emerson a release in the form attached as Exhibit "B."

     7.   CONFIDENTIALITY

     7.1 The parties recognize that by reason of this Agreement, a party and its representatives (including the auditors of a party) may acquire Confidential Information. Each party will use the Confidential Information received from the other party solely for the purpose of carrying out this Agreement. Each party recognizes that all such Confidential Information acquired from the other party is the property of such other party and that the recipient and its representatives (including auditors) shall not, during the term of this Agreement or thereafter, directly or indirectly, use, publish, disseminate or otherwise disclose any Confidential Information obtained in connection with this Agreement without the express written consent of a duly authorized officer of the other party.

     7.2 Each party shall cause each of their respective officers, directors, agents, auditors or employees to whom a disclosure of Confidential Information is made or any subcontractor, including the manufacturer(s) of the Video Products to adhere to the terms and conditions of this Section 7 as if, and to the same extent as if, he or she were a party to this Agreement.

     7.3 Upon expiration or termination of this Agreement, each party shall return to the other party all copies of Confidential Information provided by the other party then in its possession or control.

     8.   MISCELLANEOUS

     8.1 No provision of this Agreement may be changed, amended or waived, except in writing signed by all of the parties hereto.

     8.2 Any waiver on the part of any party of any right or interest hereunder shall not imply the waiver of any subsequent breach hereof or a default of a like or similar nature.

     8.3 Should any provision of this Agreement prove to be invalid or unenforceable under existing or future law, the remaining provisions of this Agreement shall remain in force in all other respects.

     8.4 All notices will be in writing and in English and will be served personally or by registered or certified mail, return receipt requested, or by overnight courier or by facsimile transmission to each party at its address herein set forth, or at such other address as each party may provide to all parties hereto in writing from time to time:


          (A)  If to Emerson:

               Emerson Radio Corp.
               Nine Entin Road, P.O. Box 430
               Parsippany, New Jersey  07054-0430 U.S.A.
               Attn:  Eugene I. Davis, President

          (B)  If to one or more of the Otake Parties:

               c/o Orion Sales, Inc.
               11 Union Drive
               P.O. BOX 10
               Olney, Illinois 62450
               Attn:  A. Oki, President

               with copy to:

               Barry J. Bendes, Esq.
               Kane Kessler, P.C.
               1350 Avenue of the Americas
               26th Floor
               New York, New York  10019

     Any such notice will be effective upon actual receipt or three (3) days after it is deposited with the United States Postal Service, postage prepaid, properly addressed and certified, whichever occurs first.

     8.5 Together with the License Agreement, all documents referenced therein, and all documents to be delivered at the time of execution of this Agreement (collectively referred to herein as "Ancillary Agreements"), this Agreement and exhibits hereto shall constitute the entire and sole agreement and understanding of all parties hereto and supersede all other agreements, understandings, and communications, whether oral or written, regarding the subject matter described herein and in the Ancillary Agreements.

     8.6 This Agreement may be executed in any number of counterparts, but all counterparts hereof will together constitute but one agreement. In proving this Agreement, it will not be necessary to produce or account for more than one counterpart executed by all of the parties.

     8.7  The respective releases and agreements set forth in Sections
5, 6, and 7 hereof and the undertakings set forth in or made pursuant to this Agreement will remain in full force and effect, and will survive the termination of this Agreement.

     8.8 No party hereto shall disseminate any press release or other announcement relating to the transactions contemplated by this Agreement without the prior written consent of all other parties as to the contents thereof.

     8.9 All payments to be made pursuant to the terms of this Agreement shall be made in U.S. dollars.

     8.10 No party shall incur any liability to another party to this Agreement for delay in delivery or accepting delivery due to acts of God, fire, earthquake, floods, strikes, riots, war, bona fide failure of third parties (not an Affiliate of the party to be excused) to comply with its obligations to that party by reason of the same type of force majeure or governmental intervention that such party could not have been reasonably expected to have anticipated or taken into account at the time of tender and acceptance of a purchase order, or that it could not have reasonably avoided or overcome. Any party seeking to invoke the benefit of this "force majeure" provision shall promptly notify the other parties in writing of the occurrence and continuance of such event and the anticipated extent of the delay. Written notice shall also be given when the impediment ceases.

     8.11 This Agreement may not be assigned or transferred without the prior written consent of each of the parties hereto.

     IN WITNESS WHEREOF, this Agreement has been executed by the duly authorized representative of each party as of the date set forth above.

     EMERSON RADIO CORP.                ORION SALES, INC.

     BY:/s/ Geoffrey P. Jurick          By: /s/ Mr. A. Oki
            Geoffrey P. Jurick          Name:  Mr. A. Oki
        Chief Executive Officer         Title: President


     TECHNOS DEVELOPMENT LIMITED        OTAKE TRADING CO., LTD.

     By: /s/Mr. Fanaki                  By: /s/Mr. Uehara
     Name:  Mr. Funaki                  Name:   Mr. Uehara
     Title: Managing Director           Title:  Managing Director