Form 10-K
period 1995-03-31
EMERSON RADIO CORP
filed 1995-06-20
CIK 32621

_____________________________________________________________________

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549
                     _______________________
                         FORM 10-K

(Mark One)

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the fiscal year ended March 31, 1995

                            OR

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from                 to

                Commission file number 0-25226

                      EMERSON RADIO CORP.
        (Exact name of registrant as specified in its charter)

          Delaware                                   22-3285224
_______________________________           _______________________________
(State or other jurisdiction of           (I.R.S. Employer Identification
incorporation or organzation)              Number)


 Nine Entin Road, Parsippany, NJ                      07054
_______________________________________     _____________________________
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (201) 884-5800
                                                    ______________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered

Common Shares, par value $.01 per share  American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Series A Preferred Stock and Warrants.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirement for the past 90 days.   [X]  YES   [   ]  NO.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [    ].

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 15, 1995 (computed by reference to the last reported sale price of the Common Shares on the American Stock Exchange on such date): $26,042,103.

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   [X]  YES   [   ]  NO.

Number of Common Shares outstanding at June 15, 1995:  40,252,772

DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for the 1995 Annual Meeting of Stockholders: Part III

__________________________________________________________________________

                          PART I

Item 1. BUSINESS

General

      Emerson Radio Corp. ("Emerson" or the "Company"), one of the nation's largest volume consumer electronics distributors, directly and through subsidiaries, designs, sources, imports and markets a variety of video and audio consumer electronics and microwave oven products. The Company distributes its products primarily through mass merchants and discount retailers. The Company relies primarily on the strength of its "Emerson" trademark, a nationally recognized trade name in the consumer electronics industry. The trade name "Emerson Radio" dates back to 1912 and is one of the oldest and most well respected names in the consumer products industry. In addition, the Company offers a line of audio products for sale under the "H.H. Scott" brand name. Approximately $15 billion of factory sales are generated by the industry in the market segment in which the Company competes. In calendar year 1994, Emerson was among the top three brand names in unit sales volume of video cassette recorders ("VCRs") and TV/VCR combinations and among the top five brand names in unit sales volume of color televisions.

      The Company believes it possesses an advantage over its competitors due to (i) the Emerson brand recognition, (ii) its extensive distribution base and established relations with customers in the mass merchant and discount retail channels of distribution, (iii) its sourcing expertise and established vendor relations, and (iv) an infrastructure boasting personnel experienced in servicing and providing logistical support to the domestic mass merchant distribution channel. Emerson intends to leverage its key strengths to offer a broad variety of current and new consumer products to retail customers in developing markets worldwide. The Company intends to form joint ventures and enter into licensing agreements which will take advantage of the Company's trademarks and utilize the Company's logistical and sourcing advantages.

      The Company's core business consists of the distribution and sale of various low to moderately priced product categories, including black and white and color televisions, VCRs, video cassette players ("VCPs"), TV/VCR combination units, home stereo and portable audio products and microwave ovens. The majority of the Company's marketing and sales of these products is concentrated in the United States and, to a lesser extent, Canada and certain other international regions. Emerson's major competition in these
markets are foreign-based manufacturers and distributors.   See "Business -
Competition."

      The Company successfully restructured its financial position (the "Restructuring") through a plan of reorganization, confirmed by the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"), pursuant to the provisions of Chapter 11 of the Bankruptcy Code on March 31, 1994 ("Plan of Reorganization"). Through the Restructuring, the Company reduced its institutional debt by approximately $203 million. Additionally, the Company increased its net sales by 34% in the fiscal year ended March 31, 1995, the fiscal year immediately following its emergence from bankruptcy, as compared to the prior fiscal year, and since the fiscal year ended March 31, 1993, has reduced its annual fixed operating costs by more than 50%.

      The Company was originally formed in the State of New York in 1956 under the name Major Electronics Corp. In 1977, the Company reincorporated in the State of New Jersey and changed its name to Emerson Radio Corp. On April 4, 1994, the Company was reincorporated in Delaware by merger of its predecessor into its wholly-owned Delaware subsidiary formed for such purpose. References to "Emerson" or the "Company" refers to Emerson Radio Corp. and its subsidiaries, unless the context otherwise indicates. The Company's principal executive offices are located at Nine Entin Road, Parsippany, New Jersey 07054-0430. The Company's telephone number in Parsippany, New Jersey, is (201) 884-5800.

Company Products

      The Company directly and through subsidiaries designs, sources, imports and markets a variety of video and audio consumer electronics and microwave oven products, primarily on the strength of its "Emerson" trademark, a nationally recognized symbol in the consumer electronics industry. The Company's core business currently consists of the following video and audio product categories as well as microwave ovens:

      Video Products                     Audio Products

      Color Televisions                  Shelf systems
      Black and White

      Specialty Televisions              CD stereo systems

      Color Specialty Televisions        Portable audio,
                                         cassette and CD systems

      Color TV/VCR Combination Units     AM/FM Bicycle radios

      Video Cassette Recorders           Personal audio, cassette
                                         and CD systems

      Specialty Video Cassette Players   Digital clock radios


      All of the Company's products offer various features. Specialty televisions include products with built-in stereo cassette players, AM/FM radios and/or AC/DC capabilities. Color television units range in screen size from 5 inches to 25 inches and specialty color televisions are offered in 5 inch and 9 inch units. Combination units range in screen size from 9 inches to 25 inches. Portable audio systems incorporate AM/FM radios and/or cassette and/or CD players in a variety of models. Microwave ovens range in size from 0.6 cubic feet to 1.2 cubic feet containing features such as turntables, key pad touch controls, auto defrost and multi-power levels. The Company is also introducing ready-to-assemble furniture and personal safety products to complement its current product line.

Growth Strategy

      The Company believes that the "Emerson" trademark is widely recognized on a world-wide basis. A principal component of the Company's growth strategy is to utilize this brand name recognition together with the Company's reputation for quality and cost competitive products to aggressively promote its product lines within the United States and Canada and targeted geographic areas on an international basis. The Company's management believes that the Company will be able to compete more effectively in the highly competitive consumer electronics and microwave oven industries, domestically and internationally, by combining innovative approaches to the Company's current product line and augmenting its product line with complementary products. The Company intends to pursue such plans either on its own, or by forging new relationships, including through license arrangements, partnerships or joint ventures. The Company has successfully negotiated definitive licensing arrangements with its largest supplier, a distributor of consumer electronics accessories, and a manufacturer of clocks and watches, and the Franklin Mint. See "Business-Licensing". Further, the Company is currently involved in negotiations with different parties with respect to additional similar transactions.

      The Company's strategic focus is to: (i) develop and expand its distribution of consumer electronics products in the domestic marketplace to new customers and develop and distribute new products for its own account, such as ready-to-assemble furniture and personal safety products; (ii) capitalize on opportunities to license the "Emerson" and "H.H. Scott" trade names; (iii) leverage and exploit its sourcing capabilities, buying power and logistics expertise in the Far East either internally or on behalf of third parties; and (iv) expand international sales including not only core consumer electronic products but also other consumer products such as ready-to-assemble furniture and personal safety products.

Sales and Distribution

      The Company has implemented an integrated system to coordinate the purchasing, sales and distribution segments of its operations. The
Company is equipped to receive orders from its major accounts electronically or by the conventional modes of facsimile, telephone or mail. The Company does not have long-term contracts with any of its customers, but rather receives orders on an ongoing basis. Products imported by the Company (generally from the Far East) are shipped by ocean freight and then stored in contracted public warehouse facilities for shipment to customers. Products manufactured by a vendor in Indiana are stored in public warehouses on an interim basis until shipped to the Company's customers. All merchandise received by Emerson is automatically updated into the Company's on-line inventory system. As a purchase order is received and filled, warehoused product is labeled and prepared for outbound shipment to Company customers by common, contract or small package carriers.

      The Company also makes available to its customers (through subsidiaries) a direct import program, pursuant to which products are imported directly by the Company's customers. In the years ended March
31, 1995 and 1994 ("Fiscal 1995" and "Fiscal 1994", respectively), products representing approximately 68% and 52% of net sales, respectively, were imported directly from manufacturers to the Company's customers. If the Company experiences a decline in the percentage of sales effected through direct imports, its working capital and inventory requirements may be incrementally affected. See "Management's Discussion and Analysis of Results of Operations and Financial Condition".

Domestic Marketing

      In the United States, the Company markets its products primarily through mass merchandisers and discount retailers. Wal-Mart Stores, Inc. ("Wal-Mart") accounted for approximately 53% and 34%, and Target Stores, Inc., accounted for approximately 10% and 12% of the Company's net sales in Fiscal 1995 and Fiscal 1994, respectively. Net sales to Wal-Mart include sales of certain video products which are subject to a license/supply arrangement with the Company's largest supplier, effective March 31, 1995. Net sales of these products to Wal-Mart accounted for approximately 47% and 21% of consolidated net sales in Fiscal 1995 and Fiscal 1994, respectively. See "Business-Licensing". No other customer accounted for more than 10% of the Company's net sales in either period.

      A portion of the Company's sales are made through sales representative organizations which receive sales commissions and work closely with Company sales personnel. The remainder of the Company's sales are made to retail customers serviced principally by Company sales personnel.
The Company has six sales professionals based in the United States.
The domestic sales force is based in the Company's New Jersey corporate headquarters, and in regional offices located in Georgia, Missouri and California. The sales representative organizations sell, in addition to the Company's products, allied, but generally non-competitive, products. In most instances, either party may terminate a sales representative relationship on 30 days' prior notice in accordance with customary industry practice. The Company utilizes approximately 30 sales representative organizations, including one through which approximately 10% of the Company's net sales were made in Fiscal 1995. No other sales representative organization accounted for more than 10% of the Company's net sales in Fiscal 1995.

Foreign Marketing

      While the major portion of the Company's marketing efforts are directed toward the United States, approximately 7% of the Company's net sales in Fiscal 1995 were made to foreign customers in Canada, Central and South America, Spain and the Middle East. See Note M of Notes to Consolidated Financial Statements and "Management's Discussion and
Analysis of Results of Operations and Financial Condition". The Company is expanding its marketing and sales activities in certain international geographic regions and has expanded such activities to cover other parts of Europe, South America, the Far East and Mexico.

Licensing

      The Company has successfully concluded licensing agreements with
(i) Otake Trading Co., Ltd. and certain affiliates ("Otake") for the sale of video products bearing the "Emerson" trademark to Wal-Mart locations in the United States and Canada, (ii) Jasco Products Co., Inc. ("Jasco"), the third largest domestic electronics accessory company, for distribution of electronic accessories in the United States, (iii) Herald Holding Limited ("Herald"), a publicly-traded Hong Kong Company, for the distribution of clocks and watches in the United States bearing the "Emerson" trademark and
(iv) the Franklin Mint for distribution of classic Emerson Radio reproductions. The Company intends to pursue additional licensing opportunities and believes that such licensing activities will have a positive impact on net operating results by generating royalty income with minimal costs, if any, and without the necessity of utilizing working capital or accepting customer returns. See "Management's Discussion and Analysis of Results of Operations and Financial Condition".

Design and Manufacturing

      The Company's design team is responsible for product development and operates closely with the Company's manufacturers. The Company's engineers determine the detailed cosmetic and option specifications for new products, which typically incorporate commercially available electronic parts to be assembled according to the Company's designs. Accordingly, the exterior designs and operating features of the Company's products reflect the Company's judgment of current styles and consumer preferences. The Company's designs are tailored to meet the needs of the local market, particularly in the case of international distribution, where products are generally introduced on a country-by-country basis.

      The majority of the Company's products are manufactured by original equipment manufacturers in accordance with the Company's specifications.
The manufacturers are primarily located in Hong Kong, South Korea, Taiwan, China, Malaysia and Thailand. Certain of the Company's products are also assembled by a contract manufacturer in Indiana.

      During Fiscal 1995 and Fiscal 1994, approximately 89% and 84%, respectively, of the cost value of the Company's purchases consisted of imported finished goods. Otake, a manufacturer headquartered in Japan, supplied approximately 73% and 59%, respectively, of the Company's total purchases in Fiscal 1995 and Fiscal 1994. Approximately 52% and 30% of the cost value of the Company's purchases in Fiscal 1995 and Fiscal 1994, respectively, were video products purchased from Otake and sold to Wal-
Mart. As a result of the license/supply arrangement with Otake, the Company expects to purchase a significantly lower proportion of its finished goods from Otake over the three-year term of the agreements.
See "Business-Licensing". The license/supply arrangement also provides that Otake will supply the Company with certain video products for sale to other customers at preferred prices for a three-year term. Otake also sells a line of video products under its Orion trademark. Kong Wah, a manufacturer headquartered in Hong Kong, supplied approximately 10% of the Company's total purchases in Fiscal 1994. No other supplier accounted for more than 10% of the Company's total purchases in either period. The Company considers its relationships with its suppliers to be satisfactory and believes that, barring any unusual shortages or economic conditions, it could develop alternative sources for any of the products it currently purchases. Except with respect to the agreements with Otake, the Company does not have a contractual agreement with any of its suppliers and no assurance can be given that certain short-term shortages of product would not result if the Company were required to seek alternative sources of supply without adequate notice by the supplier or a reasonable opportunity to seek alternate production facilities and component parts.

Warranties

      The Company offers its United States and Canadian consumers limited warranties comparable to those offered to consumers by its competitors and accepts returns from its customers in accordance with customary industry practices. Warranties for products sold internationally are, in certain cases, provided on a region-by-region basis through local entities retained by the Company.

Refurbished Products

      The Company's customers return product to the Company for a variety of reasons, including liberal retailer return policies, damage to goods in transit and occasional cosmetic imperfections and mechanical failure.

      Effective April 1, 1994, the Company formed a partnership ("Partnership") with Hopper Radio of Florida, Inc. ("Hopper"). The
Company and Hopper each own a 50% interest in the Partnership. The Partnership was formed to purchase (i) all returned consumer electronics products from the Company, refurbish them, if feasible, and sell them refurbished or "As-Is", on a worldwide basis in all countries where the Company has trademark rights and (ii) new consumer electronics products from manufacturers sourced through a subsidiary of the Company or through third parties, if such new products could be obtained on more favorable prices and terms, for sale exclusively in Mexico and Central and South America.

      The Partnership with Hopper has enabled the Company to control the costs associated with product returns, by providing a stable selling price for returned products and increased inventory turnover, by utilizing the distribution network of Hopper to sell products, and by potentially increasing the Company's sales of new products to Mexico and Central and South America. The Partnership's profits and losses are allocated evenly and the general managerial activities are under the control of Barry Smith, who is also the President of Hopper. The Company previously refurbished certain products which were either sold as refurbished or, if not refurbished, sold "As-Is". See "Management's Discussion and Analysis of Results of Operations and Financial Condition".

      In forming the Partnership, the Company contributed returned product to the Partnership equal in value to the amount of Hopper's initial cash contribution of $500,000. The Company also agreed to (i) sell additional returned products to the Partnership, pursuant to the terms of a sales agreement, (ii) license to the Partnership its "Emerson" trademark for sale of refurbished product worldwide and for sale of new products exclusively in Mexico, Central and South America, (iii) provide the Partnership with access to its vendors, (iv) relinquish its territories for refurbished merchandise and (v) lease to the Partnership the equipment to refurbish the returned merchandise. The Partnership agreement similarly provides that Hopper is required to provide the Partnership with
(i) the set price list at which all merchandise shall be sold, to be approved in advance by both partners, (ii) financing on terms to be agreed to by both parties, and (iii) the physical location for refurbishing activities at a rental rate of $2.00 per square foot, or as otherwise agreed to by the parties.

Backlog

      From time-to-time, the Company has substantial orders from customers on hand. Management believes, however, that backlog is not a significant factor in its operations. The ability of management to correctly anticipate and provide for inventory requirements is essential to the successful operation of the Company's business.

Trademarks

      The Company owns the "Emerson", "H.H. Scott" and "Scott" trademarks for certain of its home entertainment and electronic products in the United States, Canada, Mexico and various other countries. Of the trademarks owned by the Company, those registered in the United States must be renewed at various times from 1996 to 2008 and those registered in Canada must be renewed at various times from 1995 to 2007. The Company's trademarks are also registered on a worldwide basis, which registrations must be renewed at various times. The Company intends to renew all such trademarks. The Company considers the "Emerson" trademark to be of material importance to its business. The Company also owns the "Electrophonic" trademark and is studying the introduction of this trademark on value priced audio products in fiscal year 1996. The Company owns several other trademarks, none of which is currently considered by the Company to be of material importance to its business. The Company has licensed certain applications of the "Emerson" trademark to Otake, Jasco, Herald and the Franklin Mint on a limited basis. See "Business - Licensing".

Competition

      The market segment of the consumer electronics industry in which the Company competes generates approximately $15 billion of factory sales annually and is highly fragmented, cyclical and very competitive, supporting major American, Japanese and Korean companies, as well as numerous small importers. The industry is characterized by the short life cycle of products which requires continuous design and development efforts. Market entry is comparatively easy because of low initial capital requirements.

      The Company primarily competes in the low to medium-priced sector of the consumer electronics market. Management estimates that the Company has several dozen competitors, many of which are much larger and have greater financial resources than the Company. Emerson's major competitors are foreign-based manufacturers and distributors. The Company competes primarily on the basis of its products' reliability, quality, price and design, the "Emerson" trademark and service to retailers and their customers. The Company's products also compete at the retail level for shelf space and promotional displays, all of which have an impact on the Company's established and proposed distribution channels. See "Management's Discussion and Analysis of Results of Operations and Financial Condition".

Government Regulation

      Pursuant to the Tariff Act of 1930, as amended, the Trade Act of 1974 and regulations promulgated thereunder, the United States government charges tariff duties, excess charges, assessments and penalties on many imports. These regulations are subject to constant change and revision by government agencies and by action by the United States Trade Representative and may have the effect of increasing the cost of goods purchased by the Company or limiting quantities of goods available to the Company from its overseas suppliers. A number of states have adopted statutes regulating the manner of determining the amount of payments to independent service centers performing warranty service on products such as those sold by the Company. Additional Federal legislation and regulations regarding the importation of consumer electronics products, including the products marketed by the Company, have been proposed from time-to-time and, if enacted into law, could adversely affect the Company's results of operations.

Employees

      As of June 15, 1995, the Company had approximately 200 employees. The Company considers its labor relations to be generally satisfactory.

Item 2.  PROPERTIES

      The Company, directly and through its subsidiaries, leases warehouse and office space in New Jersey, California, Canada, Georgia, Missouri, the Far East and Spain under leases expiring at various times from calendar 1995 to 1998, at minimum aggregate rentals as follows:

         Year Ending
         March 31,                                        (In Thousands)

          1996                                                $1,507
          1997                                                 1,484
          1998                                                 1,071
          1999                                                   271
                                                               _____
                                                              $4,333
                                                              ======

      In the past several years, the Company has closed substantially all of its leased or owned warehouse facilities in favor of utilizing public warehouse space as part of the Company's effort to convert fixed costs to variable costs. The cost for the public warehouse space is based on a fixed percentage of the Company's sales from each respective location.
Such amounts are not included in the above table.

Item 3.  LEGAL PROCEEDINGS

Bankruptcy Claims

      Pursuant to the Plan of Reorganization and the Bankruptcy Code, all claims against the Company existing as of September 29, 1993, were discharged, except as specifically set forth in the Plan of Reorganization. See "Management's Discussion and Analysis of Results of Operations and Financial Condition". The Plan of Reorganization provides that unsecured creditors other than the Company's bank group and the holders of the senior notes holding pre-petition claims which are allowed, will receive unsecured promissory notes in the principal amount equal to 18.3% of the allowed amount of the claim; the notes would bear interest at a rate based on the London Interbank Offered Rate ("LIBOR") for one year obligations and would be payable as follows: (i) 35% of the outstanding principal is due 12 months from the date of issuance, and (ii) the remaining balance would be due 18 months from the date of issuance. The Company is presently contesting claims submitted by several creditors.

      The largest claim was filed on July 25, 1994 in connection with the rejection of certain executory contracts with two Brazilian entities, Cineral Electronica de Amazonia Ltda. and Cineral Magazine Ltda. (collectively, "Cineral"). The contracts were executed in August 1993, shortly before the Company's filing for bankruptcy protection. The amount claimed was $93,563,457, of which $86,785,000 represents a claim for loss of profits and $6,400,000 for plant installation and the establishment of offices, which were installed and established prior to execution of the contracts. The claim was filed as an unsecured claim and, therefore, will be satisfied, to the extent the claim is allowed by the Bankruptcy Court, in the manner other allowed unsecured claims were satisfied. The Company believes the Bankruptcy Court will separately review the portion of the claim for lost profits from the substantially smaller claim for actual damages. The Company has objected to the claim, intends to vigorously contest such claim and believes it has meritorious defenses to the highly speculative portion of the claim for lost profits and the portion of the claim for actual damages for expenses incurred prior to the execution of the contracts. Additionally, the Company has instituted an adversary proceeding in the Bankruptcy Court asserting damages caused by Cineral. A motion filed by Cineral to dismiss the adversary proceeding has been denied. The adversary proceeding and claim objection have been consolidated into one proceeding. An adverse final ruling on the Cineral claim could have a material adverse effect on the Company, even though it would be limited to 18.3% of the final claim determined by a court of competent jurisdiction; however, with respect to the claim for lost profits, in light of the foregoing, the Company believes the chances for recovery for lost profits are remote.

Teletech Litigation

      In December 1990, an action entitled Emerson Radio (Hong Kong) Limited (a wholly owned subsidiary of the Company) and Teletech (Hong
Kong) Limited was commenced in the Supreme Court of Hong Kong High Court (the "Teletech Action") by Emerson Radio (Hong Kong) Limited ("Emerson (H.K.)") against Teletech (Hong Kong) Limited ("Teletech"). The Statement of Claim (the "Claim"), filed and served in March 1991, alleges that Teletech breached its agreements to sell cordless telephones and telephone answering machines to Emerson (H.K.). The Claim seeks damages of approximately $1,000,000.

      In March 1991, Teletech filed a counterclaim that essentially denies the allegations and alleges that Emerson (H.K.) breached its agreement to purchase cordless telephones and telephone answering machines arising from wrongful cancellation of placed orders. The counterclaim seeks damages of approximately $1,700,000. In May 1991, Emerson (H.K.) filed a reply to the counterclaim denying the allegations in the counterclaim. Discovery is currently proceeding. This litigation was not affected by the bankruptcy proceedings.

Tax Matters

      In June and October 1988, the Franchise Tax Board of the State of California issued Notices of Proposed Assessment to the Company proposing additional state income tax of approximately $501,000 in the aggregate, plus interest, for the fiscal years 1980, 1985 and 1986. In August and November 1988, the Company filed protests with the Franchise Tax Board taking exception to the Notices of Proposed Assessment. After disallowing the Company's protest, on July 24, 1992, the Franchise Tax Board issued a formal Notice of Action assessing a deficiency in the aggregate of approximately $664,000, which includes interest through July 24, 1992.
On August 24, 1992, the Company filed an appeal with the California State Board of Equalization. The Franchise Tax Board filed a response on
April 29, 1993, and the Company filed its reply on July 16, 1993.

      On March 9, 1994, the Company filed an adversary complaint with the Bankruptcy Court, to obtain a declaratory judgment against the Franchise Tax Board with regard to this matter. The Franchise Tax Board filed its response on April 6, 1994. Discovery is proceeding. The Franchise Tax Board moved to dismiss the adversary proceeding and requested the Bankruptcy Court to abstain. On October 19, 1994, the Bankruptcy Court entered an order of abstention which directed the parties to litigate in California. The Company has appealed.

      On February 15, 1994, the Franchise Tax Board issued Notices of Proposed Assessment to the Company proposing additional state income tax of approximately $382,000 in the aggregate, plus interest, for the fiscal years 1987, 1988 and 1989. The Company filed its protest with the Franchise Tax Board on April 15, 1994, taking exception to the Notices of Proposed Settlement.

      Management believes that adequate amounts of tax reserves have been provided for any adjustments which may result from the above assessments and any possible additional adjustments for years not currently under examination.

Litigation Regarding Certain Outstanding Common Stock

      Subsequent to confirmation of the Plan of Reorganization, litigation arose among the principal shareholders of Fidenas Investment Limited ("FIL"), the Company's largest shareholder prior to confirmation of the Plan of Reorganization, with respect to various business relations and transactions entered into between the shareholders, certain affiliates and their principals, including Geoffrey Jurick, the Company's Chairman and Chief Executive Officer, and Donald Stelling, former Chairman of the Company. Mr. Stelling resigned on December 2, 1993 from the Company's
Board of Directors creating uncertainty about the ability of FIL to honor its commitment to the Company and the Company's bank group to satisfy its obligations to infuse $75 million in funds for the purpose of financing the Restructuring. The $75 million commitment was made available by Mr. Jurick and related companies, which utilized approximately $15.2 million in funds which had been deposited by FIL into an escrow account for the purpose of securing the Company's Debtor-in-Possession financing obtained in connection with the Restructuring. Management believes that, as of the present date, Messrs. Jurick and Peter Bunger, directors of the Company, comprise the Board of Directors of FIL. The use of the $15.2 million has been challenged by various Stelling interests in three countries.

      Proceedings were commenced in the Commonwealth of Bahamas for the winding-up of FIL. The proceeding was brought by one of its shareholders, a Bahamian entity controlled by Petra Stelling, wife of Donald Stelling. The liquidator appointed by the Bahamian Court for the winding-up of FIL commenced litigation against Fidenas International Limited, L.L.C. ("Fidenas International"), presently the Company's largest stockholder, and Mr. Jurick with respect to claims arising from the acquisition of the Company's Common Stock by GSE Multimedia Technologies Corporation
("GSE") and Fidenas International.

      The liquidator commenced ancillary proceedings in the United
States Bankruptcy Court pursuant to authorization granted by the Bahamian Court for the purposes of, among other things, (i) conducting discovery regarding the issuance of the shares of Common Stock to Fidenas International, GSE and Elision International, Inc. ("Elision") and utilization of the $15.2 million in funds which secured the Company's Debtor-in-Possession Financing and (ii) restraining the transfer, disposition or further encumbrance of any shares of the Company owned by Fidenas International, GSE, and Elision issued pursuant to the Plan of Reorganization. The ancillary proceeding was dismissed by the United States Bankruptcy Court on February 16, 1995.

      In addition to the litigation pending in the Bahamas and New York, the Stelling interests have pursued Mr. Jurick and certain business associates and affiliates in civil and criminal actions in Switzerland for various claims relating to their business relationships and transactions. Based on certain charges raised by the Stellings, the Swiss authorities have commenced investigations of Messrs. Jurick, Bunger and Jerome Farnum (also a director of the Company). In addition, the Swiss authorities have questioned Messrs. Jurick and Farnum as part of an investigation of possible violations by them of certain Swiss bank licensing laws. None of Messrs. Jurick, Farnum or Bunger has been charged or indicted by the Swiss authorities. The Federal Banking Commission of Switzerland has issued a decree purporting to determine that certain entities affiliated with Messrs. Jurick and Farnum are subject to Swiss banking laws and have engaged in banking activities without a license; the Commission has ordered (i) the liquidation of one affiliate and the assets of another,
(ii) the appointment of a Swiss accounting firm to conduct the decreed liquidation and (iii) certain preliminary measures providing for the appointment of the Swiss accounting firm to act as an observer with special supervisory powers. The Company has been informed by counsel to those entities that an appeal has been filed with respect to the decree and that during the appeal, if timely filed, the provisions of the decree providing for the liquidation shall not be implemented.

      Though the Company is not a party to any of the proceedings in Switzerland or in the Commonwealth of Bahamas, the Company intends to monitor the litigation. The Company believes none of the litigation will have a material adverse effect on the Company or its assets although an order of a court of competent jurisdiction requiring the turnover of all or a substantial portion of the Common Stock may result in a default under the terms of the United States credit facility. Additionally, such a change in control could result in a second ownership change further limiting the Company's ability to use its net operating loss carryforwards ("NOLs") and tax credit carryovers ("TCCOs").

      The Official Liquidator appointed in the Commonwealth of Bahamas for Fidenas International Bank Limited (which management believes to be a holder of approximately 18% of the shares of Elision and approximately
11% of the shares of GSE) has filed an action in the Bahamas concerning the ownership by Fidenas International of certain shares of Common Stock. Transfer of the stock has been enjoined by the Bahamian courts. The Liquidator has also filed an action in the United States District Court on behalf of Fidenas International Bank Limited with respect to certain shares of Common Stock issued to Fidenas International in conjunction with the Restructuring. As of the date hereof, the transfer of such shares has been restrained and discovery in the action has been commenced.

Stelling Litigation

      The Company filed a suit in federal court in New Jersey on July
14, 1994, naming Mr. Stelling and his spouse as defendants alleging, among other things, breaches by Mr. Stelling of fiduciary duties and breaches of contract by Mr. Stelling, as agent, and Mrs. Stelling, as principal. The suit sets forth requests for monetary damages as well as declaratory judgments that the provisions of the Plan of Reorganization providing for releases do not apply to the Stellings and that they are estopped from claiming any interest in the Company. The Stellings have filed a motion to dismiss the suit. As of the date hereof, no ruling has been made with respect to such motion.

Other Litigation

      The Company is involved in other legal proceedings and claims of various types in the ordinary course of business. While any litigation contains an element of uncertainty, management presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened (including the actions noted above), or all of them combined, will not have a material adverse effect on the Company's consolidated financial position.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1995.

                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      (a)  Market Information

      The Company's Common Stock has traded on the American Stock Exchange since December 22, 1994 under the symbol MSN. The Common Stock began trading publicly on September 1, 1994 in the over-the-counter market. Prior thereto, there was no established public trading market for the Common Stock.

      Prior to confirmation of the Plan of Reorganization on March 31, 1994, there were approximately 4,500 shareholders of record of the Common Stock of the Company. The shares of such shareholders were terminated and cancelled on the effective date of the Plan of Reorganization. Such shares had been traded on the New York Stock Exchange until trading was suspended on October 6, 1993 and the shares delisted on April 15, 1994.

      The following table sets forth, for the fiscal quarters indicated, the range of high and low bid prices for the Company's Common Stock as reported by the National Quotations Bureau for the period September 1, 1994 through December 21, 1994 and the range of high and low sales prices as reported by the American Stock Exchange from December 22, 1994.

        Quarter Ended              High           Low

September 30, 1994                $1-1/2          $1
December 31, 1994                  2-7/8            15/16
March 31, 1995                     3-3/8           2

      The Series A Preferred Stock and Warrants outstanding are freely tradeable; however, there is no established trading market for either security.

      (b)  Holders

      At June 15, 1995, there were approximately 500 shareholders of record of the Company's Common Stock, and 21 holders of record of the Series A Preferred Stock and 11 holders of the Warrants.

      (c)  Dividends

      The Company's policy has been to retain all available earnings, if any, for the development and growth of its business. The Company has never paid cash dividends on its Common Stock. In deciding whether to pay dividends on the Common Stock in the future, the Company's Board of Directors will consider factors it deems relevant, including the Company's earnings and financial condition and its working capital and anticipated capital expenditures. The Company's United States credit facility contains certain dividend payment restrictions on the Company's Common Stock. Additionally, the Company's Certificate of Incorporation, defining the rights of the Series A Preferred Stock, prohibits Common Stock dividends unless the Series A Preferred Stock dividends are paid or put aside.
The Series A Preferred Stock earns dividends, payable on a quarterly basis, at a 7% dividend rate through March 31, 1997, then declining by a 1.4% dividend rate each succeeding year until March 31, 2001 when no further dividends are payable.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The Company changed its fiscal year end from December 31 to March
31, commencing with the period ended March 31, 1992. Previously, the Company had changed its fiscal year end from March 31 to December 31, beginning with the period ended December 31, 1990. The following table sets forth selected consolidated financial data of the Company for the years ended March 31, 1995, 1994 and 1993, the three months ended March 31, 1992, the year ended December 31, 1991 and the nine months ended December 31, 1990. The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Results of Operations and Financial Condition" set forth elsewhere in this Form 10-K.

                     Nine                 Three
                     Months     Year      Months     Year       Year     Year
                     Ended      Ended     Ended      Ended      Ended    Ended
                     Dec. 31,   Dec. 31,  Mar. 31,   Mar. 31,   Mar. 31, Mar. 31,
                     1990       1991      1992       1993       1994     1995
                               (In thousands, except per share data)
Summary of Operations:
Net Sales:
   Core Business     $528,809   $716,651  $169,936   $741,357   $487,390  $654,671
   Personal Computers
      and Other        96,609     73,555     1,562
                      _______    _______   _______   ________    _______   _______
                     $625,418   $790,206  $171,498   $741,357   $487,390  $654,671
                     ========   ========  ========   ========   ========  ========

Net Earnings (Loss) (1):
   Before Extraordinary
      Gain           $(37,463)  $(60,746) $ (6,976)  $(56,000)  $(73,654) $  7,375
   Extraordinary Gain                                            129,155
                     ________    ________  ________   ________   _______    ______
                     $(37,463)  $(60,746) $ (6,976)  $(56,000)  $ 55,501  $  7,375

Balance Sheet Data at Period End:
Total Assets         $300,366   $226,131  $216,693   $194,510   $119,021  $113,969
Current Liabilities(2)232,220    218,504   215,069    249,307     76,083    59,782
Long-Term Debt (2)         60        130       157        151        227       214
Shareholders'
  Equity (Deficit)     65,139      4,550    (1,480)   (57,895)    42,617    53,651
Working Capital
     (Deficit)         31,111    (29,503)  (36,003)   (89,949)    32,248    42,598
Current Ratio        1.1 to 1   0.9 to 1  0.8 to 1   0.6 to 1   1.4 to 1  1.7 to 1

Per Common Share:
Net Earnings (Loss)
  Per Common
  Share (1) (3):
  Before Extraordinary
    Gain               $(1.03)   $( 1.60)  $(0.18)   $ (1.47)   $ (1.93)   $  0.16
  Extraordinary Gain                                               3.38
                        ______    _______  _______    _______     ______   _______
                      $(1.03)    $( 1.60)  $(0.18)   $ (1.47)   $   1.45   $  0.16

Weighted Average Number of
  Common and Common Equivalent
  Shares Outstanding   36,519     37,897   37,968     38,179      38,191    46,571
                       ======     =====    ======     ======      ======    ======
Common Shareholders' Equity
  (Deficit) (4)        $ 1.78    $  0.12   $(0.04)    $(1.52)    $  0.98    $ 1.08
                       ======    =======   =======    =======    =======    ======
_____________________________
(1)  The net earnings for the fiscal year ended March 31, 1994 include an extraordinary gain of $129,155,000, or $3.38 per common share, on the extinguishment of debt settled in the Plan of Reorganization.
     Accordingly, the Company recorded reorganization expenses of
     $17,385,000 relating primarily to the writedown of assets transferred to creditors under the Plan of Reorganization and professional fees and other related expenses incurred during the bankruptcy proceedings.  The results of operations for the fiscal year ended March 31, 1993, the three months ended March 31, 1992 and the year ended December 31, 1991 include restructuring and other nonrecurring charges aggregating
     $35,002,000, $3,698,000 and $36,964,000, respectively.  These charges represent the cost of discontinuing the personal computer business, professional fees and other expenses related to the Company's financial restructuring, and the up-front costs and writedowns of certain assets associated with implementing long-term cost reduction programs.
     Charges for the fiscal year ended March 31, 1993 also include costs related to the proxy contest settled in June 1992.  The year ended
     December 31, 1991 also includes charges related to the discontinuance of the H.H. Scott domestic business.  See Note C of Notes to
     Consolidated Financial Statements.
(2)  The aggregate outstanding principal balance of the Company's senior notes has been classified as current as of March 31, 1993 and 1992, and
     December 31, 1991 and 1990.  See Note B of Notes to Consolidated
     Financial Statements.
(3)  Net earnings (loss) per common share for all periods, except the year ended March 31, 1995, are based on the weighted average number of old common shares outstanding during each fiscal year.  Net earnings per common share for the year ended March 31, 1995 is based on the weighted average number of shares of new Common Stock and related common stock equivalents outstanding during the year.  Common Stock equivalents include 9,081,000 shares assuming conversion of $10 million of Series A Preferred Stock at a price equal to 80% of the weighted average market value of a share of Common Stock, determined on a quarterly basis.  Since the Series A Preferred Stock is not convertible into Common Stock until March 31, 1997, the number of shares issuable upon conversion may be significantly different.
(4)  Calculated based on common shareholders' equity (deficit) divided by actual shares of Common Stock outstanding.  Common shareholders' equity at March 31, 1995 and 1994 is equal to total shareholders' equity less $10 million for the liquidation preference of the Series A
     Preferred Stock.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

General

      On March 31, 1994, the Company emerged from bankruptcy pursuant to the Plan of Reorganization which resulted in a net reduction of approximately $203 million in institutional debt, cancellation of the Company's old common stock and other equity, the issuance of 30 million shares of new common stock for $30 million and the issuance of certain equity securities to certain of the Company's former creditors. The Restructuring substantially reduced the Company's debt service costs and significantly improved the Company's financial condition. The Company experienced a significant improvement in its United States sales in Fiscal 1995 over Fiscal 1994. However, the Company expects sales for the fiscal year ending March 31, 1996 ("Fiscal 1996") to decline from Fiscal 1995 due to a license agreement entered into with the Company's largest supplier (as described below).

      Effective March 31, 1995, the Company entered into two mutually contingent agreements with its largest supplier which, among other things, provide to the supplier the right to sell certain video products under the "Emerson" trademark to the Company's largest customer (see "Liquidity and Capital Resources"). As a result, the Company will receive royalties attributable to such sales over the three-year term of the agreements in lieu of reporting the full dollar value of such sales and associated costs. Net sales of these products to this customer accounted for approximately 47% of consolidated net sales for Fiscal 1995. The Company expects to report lower sales in Fiscal 1996 as a result of these agreements, but no material impact is expected on its net operating results for such year.

      Exclusive of the licensed video sales, the Company expects its United States sales for the first quarter of Fiscal 1996 to remain comparable with or decline from the first quarter of Fiscal 1995. The sales outlook reflects the higher level of sales achieved in Fiscal 1995, increased price competition, retail stock levels and a slowdown in retail activity.

Results of Operations -- Fiscal 1995 Compared with Fiscal 1994

      Consolidated net sales for Fiscal 1995 increased $167,281,000 as compared to Fiscal 1994, resulting from a significant increase in unit sales of VCRs, VCPs and TV/VCR combination units, partially offset by a decline in unit sales of color televisions and audio products, as well as lower sales prices for such products. The sales increase for the VCR, VCP and TV/VCR product categories was attributable to significantly higher sales to the Company's two largest customers, resulting from an improved retail climate, low retail stock levels after the 1993 holiday season, and an improved perception of the Company by retailers since its emergence from bankruptcy. Net sales to the Company's largest customer approximated 53% of consolidated net sales for Fiscal 1995. The Company's Canadian operations experienced a decline in net sales for Fiscal 1995 due to declines in unit volume and sales prices (relating to a weak retail climate) and unfavorable foreign currency exchange rates.

      Cost of sales, as a percentage of consolidated sales, was approximately 92% for Fiscal 1995 as compared to approximately 100% for Fiscal 1994. Gross profit margins were favorably impacted by the allocation of fixed overhead costs over a significantly higher sales base, a decline in fixed overhead costs, reduced losses associated with product returns, the recognition of $9.9 million of purchase discounts from a supplier, $1.2 million of licensing income and reduced reserve requirements for sales returns due primarily to an agreement with the Company's largest supplier. See "Liquidity and Capital Resources". This improvement was partially offset by a 1% decline in gross profit margins attributable to lower sales prices in most product categories resulting from increased price competition, and a change in product mix.

      The Company's margins continue to be impacted by the pricing category of the consumer electronics market in which the Company competes. The Company's products are generally placed in the low-to-medium priced category of the market. These categories tend to be the most competitive and generate the lowest profits. The Company intends to focus on its higher margin products and is reviewing new product categories that can generate higher margins than the current business, either through license arrangements, joint ventures or on its own.

      Other operating costs and expenses declined $3,230,000 in Fiscal 1995 as compared to Fiscal 1994, primarily as a result of a decrease in compensation and other expenses incurred to process product returns, due to the Company's downsizing program and changes in the resale arrangement for product returns. See "Business - Refurbished Products".

      Selling, general and administrative expenses ("S,G&A"), as a percentage of sales, was 5% and 7% for Fiscal 1995 and Fiscal 1994, respectively. In absolute terms, S,G&A decreased $3,505,000 in Fiscal 1995. The decrease was primarily attributable to lower compensation expense relating to the Company's downsizing program, lower selling expenses, including decreases in promotional allowances granted to customers, and improved foreign currency results. The Company's exposure to foreign currency fluctuations, primarily in Canada and Spain, resulted in net foreign currency exchange gains aggregating $354,000 in Fiscal, 1995 as compared to net foreign currency exchange losses of $1,406,000 in Fiscal 1994. In Fiscal 1996, the Company intends to reduce its foreign currency exposure by conducting its Canadian and European business in U.S. dollars.

      The Company has implemented additional cost reductions in the first quarter of Fiscal 1996 by reducing the infrastructure of its foreign offices, which should improve the Company's operating results in Fiscal 1996.

      Interest expense decreased $7,361,000 in Fiscal 1995 as compared to Fiscal 1994. The decrease was attributable to the extinquishment of approximately $203 million of institutional debt in connection with the Restructuring, effective March 31, 1994, and a moratorium on interest accrued on pre-petition indebtedness during the pendency of the Company's bankruptcy proceedings in Fiscal 1994.

      In Fiscal 1994, the Company recorded reorganization costs of $17,385,000 relating to professional fees and related expenses incurred in the bankruptcy proceedings, and the writedown of certain assets transferred to a liquidating trust pursuant to the bankruptcy settlement.

      The Company recorded an extraordinary gain on extinguishment of debt of $129,155,000 in Fiscal 1994. This gain related to the settlement of the Company's pre-petition liabilities, as a result of the Company's emergence from bankruptcy.

      As a result of the foregoing factors, the Company earned $7,375,000 and $55,501,000 for Fiscal 1995 and Fiscal 1994, respectively.

Results of Operations -- Fiscal 1994 Compared with Fiscal 1993

      Consolidated net sales for Fiscal 1994 decreased $253,967,000 as compared to the fiscal year ended March 31, 1993 ("Fiscal 1993"), resulting from a significant decrease in unit sales of VCR/VCP and television products, as well as lower sales prices for the same product categories.
The sales decline was attributable to the effect of the Restructuring and the Company's financial condition on the retailers' perception of the Company, a cautious outlook maintained by retailers over inventory levels, excess stock at the retail level and increased price competition in the Company's major product categories.

      Cost of sales, as a percentage of consolidated sales, was approximately 100% for Fiscal 1994 as compared to approximately 91% for Fiscal 1993. Gross profit margins were negatively impacted by a $6.3 million increase in the reserve for sales returns and were impacted further by the allocation of fixed overhead costs over a significantly lower sales base, sales price decreases which were in excess of price reductions received from suppliers, and significant costs and inventory writedowns associated with product returns. Additionally, gross margins earned by the Company's foreign operations were adversely impacted by a decline in the Canadian dollar and Spanish peseta of 9% and 16%, respectively, from March 31, 1993 to March 31, 1994. Although the Company entered into foreign currency contracts to minimize its exposure to foreign currency fluctuations in Europe, it lacked the necessary working capital to hedge all its foreign currency commitments.

      Other operating costs and expenses declined $7,025,000 in Fiscal 1994, as compared to Fiscal 1993, primarily as a result of a reduction in compensation costs relating to the Company's downsizing program and lower warranty expenses associated with the decline in the Company's net sales.

      S, G & A, as a percentage of sales, was 7% for Fiscal 1994 and Fiscal 1993. In absolute terms, S, G & A decreased by $14,956,000 in Fiscal 1994 as compared to Fiscal 1993. In terms of actual cost, the decrease in Fiscal 1994 was primarily attributable to lower variable selling expenses, including decreases in promotional allowances granted to customers, sales commissions, facility and compensation costs relating to the Company's downsizing program and a decrease in reserves against the Company's accounts receivable.

      Interest expense decreased by $8,014,000 in Fiscal 1994 as compared to Fiscal 1993. The decrease was attributable to the moratorium on interest accrued on pre-petition indebtedness for the six month period ended March 31, 1994. Interest expense was only accrued and paid on the Company's debtor-in-possession financing during the pendency of the bankruptcy proceedings.

      During Fiscal 1993, the Company recorded restructuring and other nonrecurring charges aggregating $35,002,000. The provision included $31.9 million of charges related to the Company's core business operations of consumer electronics products. These charges are primarily comprised of certain costs associated with the consolidation of facilities, severance of employees ($3,967,000 provision for termination of officers and other employees), the writedown of certain assets, a provision relating to a significant change in the resale arrangement for returned product, and professional fees and other charges related to the Company's proposed financial restructuring and to the proxy contest settled in June 1992.
The provision also included $3.1 million in charges relating to the final wind-down of the Company's personal computer business.

      In Fiscal 1994, the Company recorded reorganization costs of $17,385,000 relating to professional fees and related expenses incurred in the bankruptcy proceedings, and the writedown of certain assets transferred to a liquidating trust pursuant to the bankruptcy settlement.

      The Company recorded an extraordinary gain on extinguishment of debt of $129,155,000 in Fiscal 1994. This gain related to the settlement of the Company's pre-petition liabilities, as a result of the Restructuring.

      As a result of the foregoing factors, the Company earned $55,501,000 for Fiscal 1994, compared to a net loss of $56,000,000 for Fiscal 1993.

Liquidity and Capital Resources

      Net cash utilized by operating activities was $20,974,000 for Fiscal 1995. Cash was utilized to purchase inventory for sale which resulted in increased sales and accounts receivable. The increase in accounts receivable also reflects sales of returned product to a 50% owned joint venture that has a net payable to the Company of $15,283,000 at March
31, 1995. See "Business - Refurbished Products". Further, a reduction in accounts payable to the Company's largest supplier (as noted below) and a reduction of a large customer's credit balance, negatively impacted cash.

      Net cash provided by investing activities was $5,691,000 for Fiscal 1995. Investing activities consisted primarily of a redemption of pledged certificates of deposit, net of capital expenditures, primarily for new product molds. The redemption of the pledged certificates of deposit relates primarily to a draw-down of an $8 million standby letter of credit by the Company's largest supplier against a certificate of deposit for the same amount, fulfilling commitments made during the Restructuring.

      In Fiscal 1995, the Company's financing activities provided $10,680,000 of cash. The Company increased borrowings under its U.S. line of credit facility by $7,256,000 to finance the higher accounts receivable levels and reduce accounts payable. Additionally, the Company generated net proceeds of $5,692,000 from an initial public offering of Common Stock, as described below.

      On September 29, 1993, the Company and five of its U.S. subsidiaries filed voluntary petitions for relief under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code and operated as debtors-in-possession under the supervision of the Bankruptcy Court while their reorganization case was pending. The precipitating factor for these filings was the Company's severe liquidity problems relating to its high level of indebtedness and a significant decline in sales from the prior year.

      Effective March 31, 1994, the Bankruptcy Court entered an order confirming the Plan of Reorganization. The Plan of Reorganization provided for the implementation of a recapitalization of the Company. In accordance with the Plan of Reorganization, the Company's pre-petition liabilities (of approximately $233 million) were settled with the creditors in the aggregate, as follows:

          I. The Company's bank group (the "Bank Lenders") received $70 million in cash and the right to receive the initial $2 million of net proceeds from the Company's anti-dumping duty receivable.

          II. The institutional holders of the Company's senior notes (the "Noteholders") initially received $2,650,000 in cash and warrants to purchase 750,000 shares of Common Stock for a period of seven years at an exercise price of $1.00 per share, provided that the exercise price shall increase by 10% per year commencing in year four, and further received $1 million, payable $922,498 in cash from the initial public offering of Common Stock and $77,502 in Common Stock calculated on the basis of $1.00 per share.

          III. The Bank Lenders and Noteholders received their pro rata percentage of the following:

            A. $2,350,000 in cash (however $350,000 of this amount was distributable to the holders of allowed unsecured claims);

            B. 10,000 shares of Series A Preferred Stock with a face value of $10 million (estimated fair market value of approximately $9 million at March 31, 1994);

            C. 4,025,277 shares of Common Stock, including 691,944 shares issued in February 1995 pursuant to an anti-dilution provision;

            D.  The net proceeds from the sale of the Company's
            Indiana land and building; and

            E. The net proceeds to be received from the Company's anti-dumping duty receivable in excess of $2 million .

          IV. Holders of allowed unsecured claims received a pro-rata portion of the $350,000 distribution and interest bearing promissory notes equal to 18.3% of the allowed claim amount, payable in two installments over 18 months. See "Legal Proceedings".

      In accordance with the Plan of Reorganization, the Company completed an initial public offering of its Common Stock in September 1994 to shareholders of record as of March 31, 1994, excluding FIL. The Company sold 6,149,993 shares of Common Stock for $1.00 per share resulting in proceeds to the Company, net of issuance costs, of $5,692,000.

      The Company maintains an asset-based revolving credit facility with a U.S. financial institution (the "Lender"). The facility provides for revolving loans and letters of credit, subject to individual maximums which, in the aggregate, cannot exceed the lesser of $60 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. Credit extended under the line is secured by the U.S. and Canadian assets of the Company. The interest rate on these borrowings is 2.25% above the prime rate. At March 31, 1995, the weighted average interest rate on the outstanding borrowings was 11.25%. The facility is also subject to an unused line fee of 0.5% per annum. Pursuant to the terms of this credit facility, the Company is restricted from, among other things, paying cash dividends (other than on the Series A Preferred Stock), redeeming stock, and entering into certain transactions and is required to maintain certain working capital and equity levels (as defined). The Company is required to maintain a minimum net worth of $42,000,000, excluding net proceeds received by the Company from the sale of equity securities, which minimum will increase to $50,000,000, effective January 1, 1996. At March 31, 1995, there was $27,296,000 outstanding under the revolving loan facility, and $3,622,000 of outstanding letters of credit issued for inventory purchases.

      The Company's Hong Kong subsidiary maintains various credit facilities aggregating $114.3 million with a bank in Hong Kong consisting of the following: (i) a $12.3 million credit facility which is generally used for letters of credit for a foreign subsidiary's direct import business and affiliates' inventory purchases, (ii) a $2 million standby letter of credit facility, and (iii) a $100 million credit facility, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit with the Company's largest customer. At March 31, 1995, the Company's Hong Kong subsidiary had pledged $4 million in certificates of deposit to this bank to assure the availability of these credit facilities. At March 31, 1995, there were $5,974,000 and $8,415,000, respectively, of letters of credit outstanding under the $12.3 million and $100 million credit facilities.

      The Company's Hong Kong subsidiary secured an additional credit facility in Fiscal 1995 with another bank in Hong Kong. The facility provides for a $10 million line of credit for documentary letters of credit and a $10 million back-to-back letter of credit line, collateralized by a $5 million certificate of deposit. At March 31, 1995, the Company's Hong Kong subsidiary had pledged $5,041,000 in certificates of deposit to assure the availability of these credit facilities. At March 31, 1995, $3,871,000 of the letter of credit line was utilized.

      On February 22, 1995, the Company and Otake entered into two mutually contingent agreements (the "Agreements"). Effective March 31,
1995, the Company granted a license of certain trademarks to Otake for a three-year term. The license permits Otake to manufacture and sell certain video products under the "Emerson" trademark to Wal-Mart in the U.S. and Canada, and precludes Otake from supplying product to Wal-Mart other than under the "Emerson" or Orion trademarks. The Company will continue to supply other products to Wal-Mart directly. Further, the Agreements provide that Otake will supply the Company with certain video products for sale to other customers at preferred prices for a three-year term.
Under the terms of the Agreements, the Company will receive non-refundable minimum annual royalties from Otake to be credited against royalties earned from sales of VCRs, VCPs and TV/VCR combination units and color televisions to Wal-Mart. In addition, effective August 1, 1995, Otake will assume responsibility for returns and after-sale and warranty services on all video products manufactured by Otake and sold to Wal-Mart, including video products sold by the Company prior to April 1, 1995.

      As a result of the Agreements, the Company's gross margins are expected to improve based on a change in mix to higher margin products and from a reduction in costs for product returns which have historically been higher for video products. Additionally, the Company expects to realize a more stable cash flow and reduce short-term borrowings used to finance accounts receivable and inventory, thereby reducing interest costs.

      Since the emergence of the Company from bankruptcy, management believes that it has been able to compete more effectively in the highly competitive consumer electronics and microwave oven industries in the United States and Canada by combining innovative approaches to the Company's current product line and augmenting its product line with complementary products. The Company also intends to undertake efforts to expand the international distribution of its products into areas where management believes low to moderately priced, dependable consumer
electronics and microwave oven products will have a broad appeal.   The
Company has in the past and intends in the future to pursue such plans either on its own or by forging new relationships, including license arrangements, partnerships or joint ventures.

      In the past fiscal year, the Company successfully concluded licensing agreements for existing core business products and new products. The Company intends to pursue additional licensing opportunities and believes that such licensing activitites will have a positive impact on net operating results by generating royalty income with minimal costs, if any, and without the necessity of utilizing working capital or accepting customer returns.

      Short-Term Liquidity. At present, management believes that cash flow from operations and the institutional financing noted above will be sufficient to fund all of the Company's cash requirements for the next year.

      The Company's liquidity is also impacted by the seasonality of its business. The Company records the majority of its annual sales in the quarters ending September 30 and December 31. This requires the Company to open significantly higher amounts of letters of credit during the quarters ending June 30 and September 30, therefore significantly increasing the Company's working capital needs during this period. Additionally, the Company receives the largest percentage of customer returns in the quarter ending March 31. The high level of returns during this period adversely impacts the Company's collection activity during this period, and therefore its liquidity. The Company believes that its recent Agreements with Otake (as noted above) should favorably impact the Company's cash flow over the three-year term of the Agreements.

      Long-Term Liquidity. The revolving credit facility with the Lender imposes financial covenants on the Company that could materially affect its liquidity in the future. However, management believes that the financing noted above and cash flow from operations will provide sufficient liquidity to meet the Company's operating and debt service cash requirements on a long-term basis for its current core business.

Inflation and Foreign Currency

      Except as disclosed above, neither inflation nor currency fluctuations had a significant effect on the Company's results of operations during Fiscal 1995, Fiscal 1994 or Fiscal 1993. The Company's exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. However, the strength of the Japanese Yen in 1995 is beginning to raise the costs of certain raw materials and subassemblies of the Company's suppliers which may be passed on to the Company in the form of price increases in Fiscal 1996. There can be no assurance that the Company will be able to recover such potential price increases from the selling price to its customers.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

      The information required is incorporated herein by reference to the Company's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders.

Item 11.  EXECUTIVE COMPENSATION

      The information required is incorporated herein by reference to the Company's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

      The information required is incorporated herein by reference to the Company's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required is incorporated herein by reference to the Company's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders.

                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedule:

Report of Ernst & Young LLP                                  F-1
Consolidated Statements of Operations for the years ended
   March 31, 1995, 1994 and 1993                             F-2
Consolidated Balance Sheets at March 31, 1995 and 1994       F-3
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended March 31, 1995, 1994 and 1993          F-4
Consolidated Statements of Cash Flows for the years ended
  March 31, 1995, 1994 and 1993                              F-5
Notes to Consolidated Financial Statements                   F-6
Schedule VIII -- Valuation and Qualifying Accounts
  and Reserves                                              F-26

ALL OTHER SCHEDULES ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

(b) No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended March 31, 1995.

(c)   Exhibits

(2) Confirmation Order and Fourth Amended Joint Plan of Reorganization of Emerson Radio Corp. ("Old Emerson") and certain subsidiaries under Chapter 11 of the United States Bankruptcy Code, dated March 31, 1994 (incorporated by reference to Exhibit (2) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the Securities and Exchange Commission ("SEC") on August 9, 1994).

(3) (a) Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson's Registration
         Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(3) (b)  Certificate of Designation for Series A Preferred Stock
         (incorporated by reference to Exhibit (3) (b) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(3) (c) Plan of Reorganization and Agreement of Merger by and between Old Emerson and Emerson Radio (Delaware) Corp. (incorporated by reference to Exhibit (3) (c) of Emerson's Registration
         Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(3) (d) Certificate of Merger of Old Emerson with and into Emerson Radio (Delaware) Corp. (incorporated by reference to Exhibit
         (3) (d) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(3) (e) By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (e) of Emerson's Registration
         Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(4) (a) Warrant Agreement to Purchase 750,000 shares of Common Stock, dated as of March 31, 1994 (incorporated by reference to Exhibit (4) (a) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (a) Agreement, dated as of November 14, 1973, between National Union Electric Corporation ("NUE") and Emerson (incorporated by reference to Exhibit (10) (a) of Emerson's Registration
         Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).


(10) (b) Trademark User Agreement, dated as of February 28, 1979, by and between NUE and Emerson (incorporated by reference to Exhibit
         (10) (b) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (c) Agreement, dated July 2, 1984, between NUE and Emerson
         (incorporated by reference to Exhibit (10) (c) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (d) Agreement, dated September 15, 1988, between NUE and Emerson (incorporated by reference to Exhibit (10) (d) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (e) Form of Promissory Note issued to certain Pre-Petition
         Creditors (incorporated by reference to Exhibit (10) (e) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (f) Loan and Security Agreement, dated March 31, 1994, by and among Emerson, Majexco Imports, Inc. and Congress Financial Corporation ("Congress") (incorporated by reference to Exhibit
         (10) (f) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (g) Emerson Radio Corp. Stock Compensation Program (incorporated by reference to Exhibit (10) (i) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (h) Employment Agreement between Emerson and Eugene I. Davis
         (incorporated by reference to Exhibit 6(a)(4) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

(10) (i) Employment Agreement between Emerson and Albert G. McGrath, Jr. (incorporated by reference to Exhibit 6(a)(7) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

(10) (j) Employment Agreement between Emerson and Geoffrey P. Jurick (incorporated by reference to Exhibit 6(a)(6) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

(10) (k) Employment Agreement between Emerson Radio (Hong Kong) Ltd. and Geoffrey P. Jurick (incorporated by reference to Exhibit
         6(a)(6) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

(10) (l) Employment Agreement between Emerson Radio International Ltd. (formerly Emerson Radio (B.V.I), Ltd.) and Geoffrey P. Jurick (incorporated by reference to Exhibit 6(a)(6) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

(10) (m) Lease Agreement dated as of March 26, 1993, by and between Hartz Mountain Parsippany and Emerson with respect to the premises located at Nine Entin Road, Parsippany, NJ (incorporated by reference to Exhibit (10) (ww) of Emerson's Annual Report on Form 10-K for the year ended December 31,
         1992).

(10) (n) Employment Agreement, dated July 13, 1993, between Emerson and Merle Eakins (incorporated herein by reference to Exhibit
         (10)(vv) to Emerson's Annual Report on Form 10-K for the year ended March 31, 1993).

(10) (o) Employment Agreement, dated April 1, 1994, between Emerson and John Walker (incorporated herein by reference to Exhibit
         (10)(ee) of Emerson's Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (p) Liquidity Trust Agreement, dated as of March 31, 1994, by and among Emerson, Majexco Imports, Inc., H.H. Scott, Inc., and Stuart D. Gavsy, Esq., as Trustee (incorporated by reference to Exhibit (10) (ff) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (q) Partnership Agreement, dated April 1, 1994, between Emerson and Hopper Radio of Florida, Inc.*

(10) (r) Sales Agreement, dated April 1, 1994, between Emerson and E & H Partners.*

(10) (s) Agreement, dated July 1, 1994, between Emerson and Alex Wijnen relating to termination of employment and agreement on consulting services.*

(10) (t) Independent Consultant's Agreement, dated October 1, 1994, between Emerson Radio International Ltd. and Peter G. Bunger.*

(10) (u) Independent Consultant's Agreement, dated October 1, 1994, between Emerson Radio Europe B.V. and Peter G. Bunger.*

(10) (v) Employment Agreement, dated October 3, 1994, between Emerson and Andrew Cohan.*

(10) (w) License Agreement, dated February 22, 1995, between Emerson and Otake (incorporated by reference to Exhibit 6(a)(1) of Emerson's Quarterly Report on Form 10-Q for quarter ended December 31, 1994).

(10) (x) Supply Agreement, dated February 22, 1995, between Emerson and Otake (incorporated by reference to Exhibit 6(a)(2) of Emerson's Quarterly Report on Form 10-Q for quarter ended December 31, 1994).

(10) (y) 1994 Non-Employee Director Stock Option Plan.*

(11)      Computation of Primary Earnings Per Share.*

(21)      Subsidiaries of the Company as of March 31, 1995.*

(27)      Financial Data Schedule for year ended March 31, 1995.*



___________________
*  Filed herewith.


                        SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            EMERSON RADIO CORP.


                            By:/s/ Geoffrey P. Jurick
                               ______________________
                               Geoffrey P. Jurick
                               Chairman of the Board

Dated: June 19, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Geoffrey P. Jurick
    __________________
    Geoffrey P. Jurick       Chairman of the Board,     June 19, 1995
                             Chief Executive Officer


/s/ Eugene I. Davis
    _________________
    Eugene I. Davis          President and Director     June 19, 1995



/s/ Robert H. Brown, Jr.
    ____________________
    Robert H. Brown, Jr.     Director                  June 19, 1995



/s/ Peter G. Bunger
    ________________
    Peter G. Bunger          Director                  June 19, 1995



/s/ Jerome H. Farnum
    ________________
    Jerome H. Farnum         Director                 June 19, 1995



/s/ Colin G. Honess
    _______________
    Colin G. Honess          Director                 June 19, 1995



/s/ Raymond L. Steele
    _________________
    Raymond L. Steele        Director                 June 19, 1995



/s/ Peter Roggendorf            Director             June 19, 1995
    ________________
    Peter Roggendorf



                  REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Emerson Radio Corp.

We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended March 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emerson Radio Corp. and Subsidiaries at March 31, 1995 and 1994 and the consolidated results of its operations and cash flows for the years ended March 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

As discussed in Note H to the financial statements, in the year ended March 31, 1994, the Company changed its method of accounting for income taxes.


                                    ERNST & YOUNG LLP

New York, New York
May 24, 1995



            EMERSON RADIO CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except per share data)

                                         Years Ended March 31,
                                       1995        1994       1993


Net sales                           $ 654,671   $ 487,390  $741,357
Costs and expenses:                 _________   _________  ________
  Cost of sales                       604,329     486,536   674,855
  Other operating costs and expenses    8,771      12,001    19,026
  Selling, general and administrative
     expenses                          31,047      34,552    49,508
  Restructuring and other
   nonrecurring charges                                      35,002
                                      _______     _______   _______
                                      644,147     533,089   778,391
                                      _______     _______   ______
Operating profit (loss)                10,524     (45,699)  (37,034)
Interest expense                        2,882      10,243    18,257
Earnings (loss) before                 ______     _______   _______
  reorganization costs and taxes        7,642     (55,942)  (55,291)

Reorganization items:                 ______     ________  _______
 Writedown of assets                               12,914
 Professional fees and other related expenses       4,545
 Interest earned on accumulated cash                  (74)
                                        _____      _______    ______
                                         -         17,385       -
                                        _____      _______    ______

Earnings (loss) before income taxes
  and extraordinary gain                7,642     (73,327)  (55,291)
Provision for income taxes                267         327       709
Earnings (loss) before                  _____     ________  ________
  extraordinary gain                    7,375     (73,654)  (56,000)
Extraordinary gain on extinguishment
  of debt                                         129,155
                                      _______     _______  _________
Net earnings (loss)                   $ 7,375  $   55,501  $(56,000)
                                      =======   =========   ========
Net earnings (loss) per common share:
 Before extraordinary gain              $0.16  ($   1.93) ($   1.47)
 Extraordinary gain                                 3.38
                                        _____   _________  _________
      Net earnings (loss)               $0.16   $   1.45  ($   1.47)
                                        _____   ________  __________
Weighted average number of
  common and common equivalent
  shares outstanding                   46,571     38,191     38,179
                                       ______     ______     ______
Pro Forma:
 Loss per common share                          $  (1.51)
 Weighted average number of                     _________
  common shares outstanding                       33,333
                                                _________


The accompanying notes are an integral part of the consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)


                                          March 31,
                 ASSETS                     1995            1994
Current Assets:
 Cash and cash equivalents               $  17,020    $   21,623
 Accounts receivable (less allowances
    of $9,350 and $6,442, respectively)     34,309        20,131
 Inventories                                35,336        45,980
 Prepaid expenses and other current assets  15,715        20,597
                                           _______       _______
    Total current assets                   102,380       108,331
Property and equipment, net                  4,676         5,256
Other assets                                 6,913         5,434
                                           _______    __________
  Total Assets                           $ 113,969    $  119,021
                                         =========    ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Notes payable                           $   27,296   $   20,040
 Current maturities of long-term debt           508        1,498
 Accounts payable and other
   current liabilities                       18,982       37,378
 Accrued sales returns                       12,713       16,634
 Income taxes payable                           283          533
                                             ______       ______
  Total current liabilities                  59,782       76,083
Long-term debt                                  214          227
Other non-current liabilities                   322           94

Shareholders' Equity:
  Preferred stock -- $.01 par value,
  1,000,000 shares authorized, 10,000
  issued and outstanding                      9,000        9,000
  Common stock -- $.01 par value,
  75,000,000 shares authorized;
  40,252,772 and 33,333,333 shares
  issued and outstanding, respectively          403          333
  Capital in excess of par value            107,969       103,427
  Accumulated deficit                       (64,086)      (70,761)
  Cumulative translation adjustment             365           618
                                             ______        ______
  Total shareholders' equity                 53,651        42,617
  Total Liabilities and Shareholders'        ______        ______
    Equity                                 $113,969      $119,021
                                           ========      ========

The accompanying notes are an integral part of the consolidated financial statements.


             EMERSON RADIO CORP. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                (In thousands, except share data)


                                      Common Shares Issued
                                                           Capital                   Cumulative
                           Preferred  Number      Par      in Excess    Accumulated  Translation
                           Stock      of Shares   Value    of Par Value Deficit      Adjustment

Balance -- March 31, 1992           37,978,119   $ 3,798   $ 63,881     $(70,262)    $ 1,103
 Issuance of shares upon
  exercise of stock options and
  distribution of stock grants          59,333         6       113
 Issuance of stock and warrants to
  Semi-Tech                            153,847        15      (15)
 Redemption of stock purchase rights                         (271)
 Other                                                         22                      (285)
 Net loss                                                                (56,000)
                          _______   __________     _____   ______       ________
Balance -- March 31, 1993           38,191,299     3,819   63,730       (126,262)       818
 Cancellation of common stock      (38,191,299)   (3,819)   3,819
 Issuance of common stock           30,000,000       300   29,700
 Issuance of preferred and
  common stock and warrants
  pursuant to bankruptcy
  settlement             $ 9,000     3,333,333        33    6,192
 Other                                                        (14)                     (200)
Net earnings                                                              55,501
                           _____    __________       ___  _______        ________
Balance -- March 31, 1994  9,000    33,333,333       333  103,427        (70,761)       618
 Issuance of common stock in public
  offering, net of expenses          6,149,993        62    5,630
 Issuance of common stock to former
  creditors                            769,446         8       (8)
 Payment to former creditors                                 (922)
 Preferred stock dividends                                                  (700)
 Other                                                       (158)                     (253)
 Net earnings
                                                                           7,375
                           _______  __________     _____ ________      __________
Balance -- March 31, 1995  $ 9,000  40,252,772     $ 403 $107,969      $ (64,086)     $ 365
                           =======  ==========     ===== ========      ==========

 The accompanying notes are an integral part of the consolidated financial statements.



                  EMERSON RADIO CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (In thousands except share data)


                                          Years Ended March 31,
                                        1995        1994       1993
Cash Flows from Operating Activities:
 Net earnings (loss)                   $  7,375    $ 55,501   $(56,000)
 Adjustments to reconcile net
   earnings (loss) to net cash
   provided (used) by operating
   activities:
  Depreciation and amortization           3,876       7,327      6,419
  Extraordinary gain                               (129,155)
  Restructuring and other
    nonrecurring charges                   (237)     (9,711)    16,350
Reorganization expenses                              12,914
  Asset valuation and
    loss reserves                        (2,031)      8,415      6,495
  Other                                    (969)      2,643      1,570
  Changes in assets and liabilities:
   Accounts receivable                  (14,805)     12,081     26,769
   Inventories                           11,032      34,942    (28,884)
   Prepaid expenses and other
     current assets                      (5,598)      6,181      4,694
   Other assets                            (605)         89       (498)
   Accounts payable and other
     current liabilities                (18,633)     27,287      2,981
           Income taxes payable            (379)       (924)      (194)
                                        _______      _______     ______
Net cash provided (used)
by operations                           (20,974)     27,590    (20,298)
                                        ________     ______    ________
Cash Flows from Investing Activities:
 Additions to property and
   equipment                             (2,874)     (3,552)    (4,859)
 Redemption of (investment in)
   certificates of deposit                8,455        (500)    (4,000)
 Other                                      110          114      (134)
Net cash provided (used) by               _____       _______   _______
  investing activities                    5,691       (3,938)   (8,993)
                                          _____       _______   _______
Cash Flows from Financing Activities:
 Net borrowings under line of
   credit facility                        7,256       20,040    25,366

 Proceeds from issuances of
    common stock                          5,692       30,000       125
 Retirement of long-term debt              (500)         (30)     (600)
 Payment to former creditors               (922)
 Payment of preferred stock
   dividends                               (525)
 Redemption of stock
   purchase rights                                                (271)
 Payment of pre-petition obligations                 (75,000)
 Payment of debt costs                                (2,139)
 Other                                     (321)         (83)      (49)
                                           _____      _______     _____
Net cash provided (used) by
  financing activities                   10,680      (27,212)   24,571
Net decrease in cash and cash            _______     ________   _______
  equivalents                            (4,603)      (3,560)   (4,720)
Cash and cash equivalents at
  beginning of year                      21,623       25,183    29,903
Cash and cash equivalents at           ________     ________ _________
  end of year                          $ 17,020     $ 21,623 $  25,183
                                       ========     ======== =========

The accompanying notes are an integral part of the consolidated financial statements.

                   EMERSON RADIO CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1995

Note A -- Significant Accounting Policies:

(1)  Basis of Presentation:

      The consolidated financial statements include the accounts of Emerson Radio Corp. and its majority-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated. A 50% ownership of a domestic joint venture is accounted for by the equity method (see Note N). Historical cost accounting was used to account for the plan of reorganization (the "Plan of Reorganization") (see Note B) since the transaction did not meet the criteria required for fresh-start reporting.

      Certain prior year information has been reclassified to conform with the current year presentation.

(2)  Cash and Cash Equivalents:

      Short-term investments with original maturities of three months or less at the time of purchase are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

(3)  Inventories:

      Inventories are stated at the lower of cost (first-in, first-out) or market.

(4)  Property and Equipment:

      Property and equipment, stated at cost, is being depreciated for financial accounting purposes on the straight-line method over its estimated useful life. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Upon the sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in income. The cost of repairs and maintenance is charged to expense as incurred.

(5)  Warranty Claims:

      The Company provides an accrual for future warranty costs when the product is sold.

(6)  Income Taxes:

      Deferred income taxes are accounted for on the liability method in accordance with Statement of Financial Accounting Standards No. 109. Provision is made for federal income tax which may be payable on earnings of foreign subsidiaries to the extent that the Company anticipates they will be remitted.

(7)  Earnings (Loss) per Share:

      Net earnings per common share for the year ended March 31, 1995 is based on the weighted average number of shares of Common Stock and common stock equivalents outstanding during the year. Common stock equivalents include shares issuable upon conversion of the Company's Series A Preferred Stock, exercise of stock options and warrants, and shares issued in the year ended March 31, 1995 primarily to satisfy an anti-dilution provision. The Series A Preferred Stock is not convertible into Common Stock until March 31, 1997, and the shares of Common Stock issuable upon conversion is dependent on the market value of the Common Stock at the time of conversion (See Note J(6)). Net earnings (loss) per common share for the years ended March 31, 1994 and 1993 are based on the weighted average number of shares of Common Stock outstanding prior to confirmation of the Plan of Reorganization (See Note B) and cancelled as a part thereof, and do not include common stock equivalents assumed outstanding since they were not dilutive.

      Pro forma loss per common share for the year ended March 31, 1994 gives effect to the bankruptcy restructuring and is based on the number of shares of Common Stock issued and outstanding at March 31, 1994. The pro forma loss per common share does not include common stock equivalents assumed outstanding since they are anti-dilutive. The pro forma loss per common share also gives effect to the following adjustments:

          (i) Elimination of extraordinary gain of $129,155,000 and reorganization expenses of $17,385,000;

          (ii) Reduction of $6,666,000 in interest expense to give effect to the reorganized debt structure. The pro forma interest expense is based on the maximum amount of borrowings ($45 million) permitted under the new credit facility at the interest rate that would have been in effect for the year ended March 31, 1994 (8.25%). Additionally, the amortization of closing fees on the credit facility is included in the pro forma interest expense above;

          (iii) Assumed dividends on the Series A Preferred Stock aggregating $700,000 for the year ended March 31, 1994.

(8)  Foreign Currency:

      The assets and liabilities of foreign subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Related translation adjustments are reported as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations and amounted to a gain of $220,000 and losses of $1,489,000 and $1,073,000 for the years ended March 31, 1995, 1994 and 1993, respectively.

      The Company entered into foreign currency exchange contracts to hedge exposures related to foreign currency fluctuations for its European operations. Gains and losses were recognized in the same period as the transactions being hedged. At March 31, 1995, the Company has no forward exchange contracts outstanding. In the fiscal year ending March 31, 1996, the Company intends to reduce its foreign currency exposure by conducting its Canadian and European businesses in U.S. dollars.

Note B -- Reorganization:

      On September 29, 1993, the Company and five of its U.S. subsidiaries filed voluntary petitions for relief under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code and operated as debtors-in-possession under the supervision of the Bankruptcy Court while their reorganization cases were pending. The precipitating factor for these filings was the Company's severe liquidity problems relating to its high level of indebtedness and a significant decline in sales from the prior year.

      Effective March 31, 1994, the Bankruptcy Court entered an order confirming the Plan of Reorganization. The Plan of Reorganization provided for the implementation of a recapitalization of the Company. In accordance with the Plan of Reorganization, the Company's pre-petition liabilities (of approximately $233 million) were settled with the creditors in the aggregate, as follows:

          I. The Company's bank group (the "Bank Lenders") received $70 million in cash and the right to receive the initial $2 million of net proceeds from the Company's anti-dumping duty receivable (see
      Note I (3)).

          II. The institutional holders of the Company's senior notes (the "Noteholders") initially received $2,650,000 in cash and warrants to purchase 750,000 shares of Common Stock for a period of seven years at an exercise price of $1.00 per share, provided that the exercise price shall increase by 10% per year commencing in year four, and further received $1 million, payable $922,498 in cash from the initial public offering of Common Stock (see Note J(8)) and $77,502 in Common Stock calculated on the basis of $1.00 per share.

          III. The Bank Lenders and Noteholders received their pro rata percentage of the following:

            A. $2,350,000 in cash (however $350,000 of this amount was distributable to the holders of allowed unsecured claims);

            B. 10,000 shares of Series A Preferred Stock with a face value of $10 million (estimated fair market value of approximately $9 million at March 31, 1994);

            C. 4,025,277 shares of Common Stock, including 691,944 shares issued in February 1995 pursuant to an anti-dilution provision;

            D.  The net proceeds from the sale of the Company's
            Indiana land and building; and

            E. The net proceeds to be received from the Company's anti-dumping duty receivable in excess of $2 million (see
            Note I (3)).

          IV. Holders of allowed unsecured claims received a pro-rata portion of the $350,000 distribution and interest bearing promissory notes equal to 18.3% of the allowed claim amount, payable in two installments over 18 months (see Note G).

      Pursuant to the provisions of the Plan of Reorganization, as of March 31, 1994, the equity of the Company's stockholders, and the equity interest of holders of stock options and warrants were cancelled.

      Based on the settlement of the Chapter 11 proceedings, the Company recognized an extraordinary gain of $129.2 million from the extinguishment of debt. Additionally, the Company recognized a writedown of $12.9 million to estimated fair market value on the assets transferred for the benefit of the Bank Lenders and Noteholders.

      Pursuant to the Plan of Reorganization, and in consideration for $30 million, the reorganized Company issued 30 million shares of Common Stock, currently held by the following parties:

                                                         Number of Shares

Fidenas International Limited L.L.C.
  ("Fidenas International")                                 16,400,000
Elision International, Inc. ("Elision")                      1,600,000
GSE Multimedia Technologies Corporation ("GSE")             12,000,000

      The Company's Chairman and Chief Executive Officer is an officer and beneficial owner of 40% of Fidenas Investment Limited ("FIL"), the Company's largest shareholder prior to confirmation of the Plan of Reorganization with an approximate 20% ownership interest.

      This officer has a controlling beneficial ownership interest in each of the three entities listed above which purchased the Company's Common Stock, and therefore holds an approximate 75% interest in the Company's outstanding Common Stock at March 31, 1995.

Note C -- Restructuring and Other Nonrecurring Charges:

      During the year ended March 31, 1993, the Company recorded restructuring and other nonrecurring charges aggregating $35,002,000. The provision included $31.9 million of charges related to the Company's core business operations of consumer electronics products. These charges were comprised primarily of certain costs associated with the consolidation of facilities, severance of employees ($3,967,000 provision for termination of officers and other employees), the writedown of certain assets, a provision relating to a significant change in the resale arrangement for returned product, and professional fees and other charges related to the Company's proposed financial restructuring and to a proxy contest settled in June 1992. The provision also included $3.1 million in charges relating to the final wind-down of the Company's personal computer business.

Note D -- Inventories:

      Inventories are comprised primarily of finished goods. Spare parts inventories, net of reserves, aggregating $2,763,000 and $4,140,000 at March 31, 1995 and 1994, respectively, are included in "Prepaid expenses and other current assets".

Note E -- Property and Equipment:

      Property and equipment is comprised of the following:

                                                           March 31,
                                                      1995          1994
                                                          (In thousands)

Furniture and fixtures                              $  5,854    $  6,025
Molds and tooling                                      3,806       2,948
Machinery and equipment                                1,847       2,509
Leasehold improvements                                   271         454
                                                      ______      ______
                                                      11,778      11,936
Less accumulated depreciation and amortization         7,102       6,680
                                                       _____      ______
                                                    $  4,676    $  5,256
                                                    ========    ========

      Depreciation and amortization of property and equipment amounted to $3,267,000, $6,679,000 and $5,062,000, for the years ended March 31,
1995, 1994 and 1993, respectively.

      Pursuant to the Plan of Reorganization, the Company transferred its land and building in Indiana to a liquidating trust established for the benefit of the Bank Lenders and Noteholders. In connection with this transfer, the Company recorded a writedown of approximately $2.3 million to reduce the carrying value to estimated fair market value at March 31, 1994.

Note F -- Notes Payable:

      Effective March 31, 1994, the Company entered into a three year Loan and Security Agreement with a U.S. financial institution (the "Lender") providing for an asset-based revolving credit facility. The facility provides for revolving loans and letters of credit, subject to individual maximums and, in the aggregate, not to exceed the lesser of $60 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. All credit extended under the line of credit is secured by the U.S. and Canadian assets of the Company. The interest rate on these borrowings is 2.25% above the prime rate. At March 31, 1995 and 1994, the weighted average interest rate on the outstanding borrowings was 11.25% and 8.5%, respectively. The facility is also subject to an unused line fee of 0.5% per annum. Pursuant to the Loan and Security Agreement, the Company is restricted from, among other things, paying cash dividends (other than on the Series A Preferred Stock), redeeming stock, and entering into certain transactions and is required to maintain certain working capital and equity levels (as defined). At March 31, 1995, there was $27,296,000 outstanding under the revolving loan facility and approximately $3,622,000 of outstanding letters of credit issued for inventory purchases. The fair market value of the short-term notes payable to the Lender at March 31, 1995 and 1994 is estimated to be $27,296,000 and $20,040,000, respectively, which is the historical cost.

      During the pendency of the bankruptcy proceedings, the Company obtained debtor-in-possession financing ("DIP Financing") from the Lender. The terms of the DIP Financing provided for a revolving credit facility in an aggregate principal amount of $14.9 million and bore interest at the prime rate plus 0.5% per annum. Repayment of the proceeds was guaranteed by FIL. All principal and accrued interest on the DIP Financing was paid and the DIP Financing was terminated as of March 31, 1994.

      Cash paid for interest was $3,371,000, $11,251,000 and $20,108,000 for the years ended March 31, 1995, 1994 and 1993, respectively.

      In the six months ended March 31, 1994, interest expense was only accrued and paid on the Company's DIP Financing loan. No interest was accrued during the pendency of the bankruptcy proceedings on the debt owed to the Bank Lenders or the Noteholders. Had the contractual interest been accrued during this period, interest expense would have been approximately $10.2 million higher than the amount reported on the Consolidated Statement of Operations for the year ended March 31, 1994.

Note G -- Long-Term Debt:

      Long-term debt consists of the following:

                                                             March 31,
                                                       1995         1994
                                                       (In thousands)

Notes payable to unsecured creditors                  $  465      $  842
Equipment notes and other                                257         383
11 1/2% convertible subordinated note                                500
                                                        ____       _____
                                                         722       1,725
Less current obligations                                 508       1,498
                                                      ______      ______
                                                      $  214      $  227
                                                      ======      ======

      Pursuant to the Plan of Reorganization, the holders of allowed unsecured claims received interest bearing promissory notes equal to 18.3% of the claim amount. The notes are due in two installments: 35% of the outstanding principal is due 12 months from the date of issuance, and the remaining balance is due 18 months from the date of issuance. The notes bear interest at the London Interbank Offered Rate in effect at the date of issuance for one year obligations.

Note H -- Income Taxes:

      The income tax provision consists of the following:

                                       Years Ended March 31,
                                     1995       1994       1993
                                          (In thousands)
Current:
  Federal                           $  40                   $215
  Foreign, State and Other            227      $327          494
                                     ____      ____         ____
                                     $267      $327         $709
                                     ====      ====         ====

      The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory U.S. rate of 34% to earnings (loss) before income taxes are analyzed below:

                                         Years Ended March 31,
                                      1995       1994       1993
                                          (In thousands)

Statutory tax (benefit)             $ 2,598    $(24,931)   $(18,799)

Utilization of net operating loss
   carryforwards                       (632)

U.S. and foreign net operating
   losses without tax benefit         1,675      24,975       20,752

Foreign income subject to foreign
   tax, not subject to U.S. tax        (785)                  (1,431)

Tax recognition of prior year book
   deductions                          (888)

Rate differential on foreign income  (1,959)        327         (638)

Nondeductible bankruptcy expenses       137       1,545

Nondeductible debt restructuring expenses        (1,540)         521

Other, net                              121         (49)         304
                                     ______     _______       ______
Total income tax provision           $  267     $   327       $  709
                                     ======     =======       ======

      Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," under which the liability method (rather than the deferred method) is used in accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The change had no effect on the results of operations for the year ended March 31, 1994.

      Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                    March 31,
                                                1995         1994
                                                  (In thousands)
Deferred tax assets:
  Accounts receivable reserves                $  7,653     $8,287
  Inventory reserves                             1,188      1,394
  Net operating loss carryforwards              10,588     11,550
  Other                                          1,014      1,131
                                                ______     ______
  Total deferred tax assets                     20,443     22,362
  Valuation allowance for deferred tax assets
                                               (20,189)   (22,011)
                                               ________   ________
  Net deferred tax assets                          254        351
  Deferred tax liabilities:                    ________   ________
  Other                                           (254)      (351)
                                               ________   ________
  Total deferred tax liabilities                  (254)      (351)
                                               ________   ________
  Net deferred taxes                           $   --     $   --
                                                ========   ========

      Total deferred tax assets of the Company at March 31, 1995 represent the tax-effected annual limitation multiplied by the net operating loss carryforward period and tax-effected deductible temporary differences. The Company has established a valuation reserve against any expected future benefits.

      Cash paid for income taxes was $725,000, $946,000 and $453,000 for the years ended March 31, 1995, 1994 and 1993, respectively.

      Income before taxes of foreign subsidiaries was $3,786,000 and $5,334,000 for the years ended March 31, 1995 and 1993, respectively. Losses before taxes of foreign subsidiaries was $16,042,000 for the year ended March 31, 1994. Unremitted earnings of foreign subsidiaries which have been, or are intended to be permanently reinvested (and for which no Federal income tax has been provided) aggregated $3,396,000 and $1,086,000 at March 31, 1995 and 1994, respectively.

      As of March 31, 1995, the Company has a net operating loss carryforward of approximately $95,270,000, of which $31,692,000, $13,385,000 and $50,193,000 will expire in 2006, 2007 and 2009,
respectively.   This  net  operating  loss carryforward reflects downward
adjustments made in 1995 pursuant to IRS examinations completed for the years ended March 31, 1990 and 1989 totaling $20,346,000. As of March 31, 1995, foreign tax credit carryforwards of $929,000 are available and if not utilized, will expire in 1996. In addition, as of March 31, 1995, the Company has deductible temporary differences of approximately $26,003,000 principally attributable to accounts receivable reserves related to sales returns and inventory reserves. The utilization of these net operating losses and tax credits will be limited based on the effects of the Plan of
Reorganization  consummated  on  March 31,  1994.   Pursuant to the Plan of
Reorganization, the Bank Lenders, the Noteholders, Fidenas International, Elision and GSE initially received 100% of the Common Stock. As a result, an ownership change occurred with respect to the Company, and subjected the Company's net operating losses and tax credits to the limitation provided for in Section 382 and 383, respectively, of the Internal Revenue Code. Subject to special rules regarding increases in the annual limitation for the recognition of net unrealized built-in gains, the Company's annual limitation will be approximately $2.2 million.

Note I -- Commitments, Contingencies and Related Party Transactions:

(1) Leases:

    The Company leases warehouse and office space at minimum aggregate rentals as follows:

          Year Ending
           March 31,                          Amount
                                           (In thousands)

             1996                            $ 1,507
             1997                              1,484
             1998                              1,071
             1999                                271
             2000                                --
                                              ______
                                              $4,333
                                              ======
      Rent expense aggregated $2,731,000, $2,663,000 and $3,520,000 for the years ended March 31, 1995, 1994 and 1993, respectively. Rental income from the sublease of warehouse space aggregated $273,000, $89,000 and $201,000 in the years ended March 31, 1995, 1994 and 1993, respectively.

      The Company's previous headquarters was leased from a limited partnership, 51% of which was indirectly owned by four former executive officers of the Company. The lease, which was scheduled to expire in April 1995 (excluding renewal options), terminated in July 1993, as noted below. Rent expense related to this lease amounted to $491,000 and $1,575,000 for the years ended March 31, 1994 and 1993, respectively. In March 1993, the Company entered into an agreement with the general partner of the limited partnership under which the Company was released without penalty from its lease obligations with respect to the above location, effective July 1993, in consideration for executing a five year lease (commencing on the same date) for office space with an affiliate of the general partner. The new lease provides for the annual payment of rent of approximately $813,000, and that the Company pay for its proportionate share of increases in real estate taxes.

(2)  Letters of Credit:

      Outstanding letters of credit for the purchase of inventory, not reflected in the accompanying financial statements, aggregated $11,863,000 (including $3,622,000 issued under the Loan and Security Agreement -- see Note F) at March 31, 1995.

      The Company's Hong Kong subsidiary also maintains various credit facilities aggregating $114.3 million with a bank in Hong Kong consisting of the following: (i) a $12.3 million credit facility which is generally used for letters of credit for a foreign subsidiary's direct import business and affiliates' inventory purchases, (ii) a $2 million standby letter of credit facility, and (iii) a $100 million credit facility, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit with the Company's largest customer. At March 31, 1995, the Company's Hong Kong subsidiary had pledged $4 million in certificates of deposit to this bank to assure the availability of these credit facilities. At March 31, 1995, there were $5,974,000 and $8,415,000 of letters of credit outstanding under the $12.3 million and $100 million credit facilities, respectively.

      The Company's Hong Kong subsidiary secured an additional credit facility in the year ended March 31, 1995 with another bank in Hong Kong. The facility provides for a $10 million line of credit for documentary letters of credit and a $10 million back-to-back letter of credit line, collateralized by a $5 million certificate of deposit. At March 31, 1995, the Company's Hong Kong subsidiary had pledged $5,041,000 in certificates of deposit to assure the availability of these credit facilities. At March 31, 1995, $3,871,000 of the letter of credit line was utilized.

      The Company has discounted unmatured notes received from its European customers for payments of accounts receivable with various foreign banks. At March 31, 1995, $1,282,000 of discounted notes have not matured.

(3)  Anti-Dumping Duty Receivable:

      The Company was a participant in matters pending before the United States Customs Service and the United States Department of Commerce pertaining to the assessment and deposit of anti-dumping duties on importations of color televisions from both the Republic of Korea and Taiwan. Such deposits were based on U.S. Commerce Department deposit requirements in effect at the time and were deemed excessive based on the U.S. Commerce Department's determinations of anti-dumping margins; however, the deposits will not be refunded until litigation challenging the U.S. Commerce Department determination of anti-dumping margins is completed.

      Pursuant to the Plan of Reorganization, the Company transferred the anti-dumping duty deposits and related interest, net of anti-dumping duty liabilities, to a liquidating trust for the benefit of the Bank Lenders and Noteholders in exchange for a reduction in outstanding indebtedness. In preparation for the transfer, the Company reviewed the anti-dumping duty deposit records of the U.S. Customs Service and noted significant discrepancies between the Company's records and those of the U.S. Customs Service on anti-dumping duties eligible for refund. The Company believes that the U.S. Customs Service erroneously liquidated certain anti-dumping duty entries that should be suspended in accordance with court orders and misclassified certain anti-dumping duty deposits as regular duty payments. The magnitude of these differences, including interest accruing thereon, was estimated at $6.6 million. The net anti-dumping duty receivable was transferred to the liquidating trust at a fair market value of $4 million based on third-party analysis, resulting in a writedown of approximately $10.6 million (based on a book value of $14.6 million).

(4)  Other Matters:

      A law firm of which two officers of the Company (one of whom is a director) were members until July 1992 and August 1992, respectively, received fees of $541,000 in the year ended March 31, 1993, primarily as reimbursement of amounts incurred by FIL in a 1992 proxy contest. Another law firm which represented FIL in the proxy contest was paid fees aggregating $200,000 in the year ended March 31, 1993 by the Company in reimbursement of amounts incurred by FIL in the proxy contest. Upon settlement of the proxy contest, such law firm was retained as the Company's outside counsel and provided legal services to the Company for fees aggregating $737,000, $1,070,000 and $259,000 for the years ended March 31, 1995, 1994 and 1993, respectively. A family member of an officer of the Company joined such law firm, as of counsel, subsequent to its retention by the Company.

      Effective April 1, 1995, the Company's Canadian subsidiary entered into a series of three-year agreements with a company owned by a former employee of the Canadian subsidiary, and who is also the daughter of a former officer of the Canadian subsidiary. The agreements provide for this Canadian company to perform certain after sale services, act as the exclusive parts distributor for the Company's Canadian subsidiary and purchase all products returned by the Company's Canadian customers.

      In the year ended March 31, 1994, the Company paid $208,000 to a designee of FIL for expenses incurred relating to the DIP Financing and $187,000 to guarantee the DIP Financing. Additionally, the Company reimbursed Fidenas International $568,000 for various legal, accounting and filing fees relating to the capital infusion and debt restructuring in the year ended March 31, 1994.

      At March 31, 1994, the Company's Hong Kong subsidiary had $1 million on deposit with a bank that is an affiliate of Fidenas International. These funds were withdrawn shortly thereafter.

      The Company paid fees to a former executive officer of the Company, in accordance with a three-year consulting agreement, aggregating $204,000 and $490,000 for the years ended March 31, 1994 and 1993, respectively.

      In accordance with the employment contract of an officer of the Company, the Company has provided a non-interest bearing relocation bridge loan to the officer of $120,000, secured by the equity in the former personal residence of the officer. The maturity date of the loan has been extended and is due in the fiscal year ending March 31, 1996.

      The Company has employment agreements with certain of its officers, that expire at various dates through 1997, and provide for minimum payments aggregating $3,601,000.

Note J -- Shareholders' Equity:

      (1) In connection with the settlement of shareholder litigation in 1991, the Company was required to redeem the common stock purchase rights (the "Rights") previously granted under the Company's 1989 Shareholder Rights Agreement at a redemption price of $.01 per Right. In the year ended March 31, 1993, the Company paid approximately $271,000 to holders of record on March 13, 1992 to redeem the Rights and granted additional rights which expired without exercise in July 1992.

      (2) In June 1991, the Company entered into a Securities Purchase Agreement (as amended, the "Securities Purchase Agreement") with a subsidiary of Semi-Tech (Global) Limited ("Semi-Tech") providing for the purchase of 10 million common shares and the issuance of stock purchase warrants. In April 1992, the Securities Purchase Agreement was terminated in exchange for payment by the Company of $500,000 in cash and the issuance of 153,847 common shares (then equal in value to $500,000).

      Concurrently, the Company and Semi-Tech entered into a three-year Supply Agreement (the "Supply Agreement"). Pursuant to the Supply Agreement, the Company issued to Semi-Tech a four-year warrant (valued at $600,000) to purchase 1 million common shares at $4.00 per share and a five-year warrant to purchase 500,000 common shares at $4.00 per share. The Supply Agreement and the warrants were cancelled pursuant to the Plan of Reorganization.

      (3) All stock options outstanding at March 31, 1994 under the 1987 Stock Option Plan and the 1980 Employees' Stock Participation Plan were cancelled pursuant to the Plan of Reorganization.

      (4) In July 1994, the Company's Board of Directors adopted, and the stockholders subsequently ratified, a Stock Compensation Program ("Program") intended to secure for the Company and its stockholders the benefits arising from ownership of the Company's Common Stock by those selected directors, officers, other key employees, advisors and consultants of the Company who are most responsible for the Company's success and future growth. The maximum aggregate number of shares of Common Stock available pursuant to the Program is 2,000,000 shares and the Program is comprised of 4 parts -- the Incentive Stock Option Plan, the Supplemental Stock Option Plan, the Stock Appreciation Rights Plan and the Stock Bonus Plan. A summary of transactions since the inception of the Program is as follows:

                                  Number of    Price         Aggregate
                                  Shares       Per Share     Price

Granted                           1,860,000  $1.00 - $1.10  $1,920,000
Cancelled                           (30,000)     $1.00         (30,000)
                                  _________  _____________  __________
Outstanding -- March 31, 1995     1,830,000  $1.00 - $1.10  $1,890,000
                                  =========                 ==========

      The term of each option is ten years, except for options issued to any person who owns more than 10% of the voting power of all classes of capital stock for which the term is five years. Options may not be exercised during the first year after the date of the grant. Thereafter each option becomes exercisable on a pro rata basis on each of the first through third anniversaries of the date of the grant. The exercise price of options granted must be at least equal to the fair market value of the shares on the date of the grant, except that the option price with respect to an option granted to any person who owns more than 10% of the voting power of all classes of capital stock shall not be less than 110% of the fair market value of the shares on the date of the grant.

      (5) In October 1994, the Company's Board of Directors adopted, subject to stockholder approval, the 1994 Non-Employee Director Stock Option Plan. The maximum number of shares of Common Stock available under such plan is 300,000. A summary of transactions since inception of the plan is as follows:

                                    Number of      Price       Aggregate
                                     Shares      Per Share      Price

Granted                             175,000        $1.00      $175,000
                                    _______                   ________
Outstanding -- March 31, 1995       175,000        $1.00      $175,000
                                    =======                   ========
      The provisions for exercise price, term and vesting schedule are the same as noted above for the Stock Compensation Program.

      (6) Pursuant to the Plan of Reorganization, on March 31, 1994, the Company issued Series A Preferred Stock with a face value of $10 million and an estimated fair market value of approximately $9 million. The preferred stock is convertible into Common Stock at any time during the period beginning on March 31, 1997 and ending on March 31, 2002; the preferred stock is convertible into Common Stock at a price per share of Common Stock equal to 80% of the market value of a share of Common Stock on the date of conversion. The preferred stock bears dividends commencing June 30, 1994 on a cumulative basis at the following rates:

                                   Dividend Rate

       Year 1 to 3                    7.0%
       Year 4                         5.6%
       Year 5                         4.2%
       Year 6                         2.8%
       Year 7                         1.4%
       Thereafter                     None

      The preferred stock is non-voting. However, the terms of the preferred stock provide that holders shall have the right to appoint two directors to the Company's Board of Directors if the preferred stock dividends are in default for six consecutive quarters.

      (7) Pursuant to the Plan of Reorganization, the Noteholders received warrants for the purchase of 750,000 shares of Common Stock. The warrants are exercisable for a period of seven years from March 31, 1994 and provide for an exercise price of $1.00 per share for the first three years, escalating by $.10 per share per annum thereafter until expiration of the warrant.

      (8) In accordance with the Company's Plan of Reorganization, the Company completed an initial public offering of its Common Stock in September 1994 to shareholders of record (in those states in which the offering could be made) as of March 31, 1994, excluding FIL. The
Company sold 6,149,993 shares of Common Stock for $1.00 per share resulting in proceeds to the Company, net of issuance costs, of approximately $5,692,000. Pursuant to the terms of the Plan of Reorganization, in January 1995, the Company paid approximately $922,000 to satisfy certain obligations owed to former creditors, and in February 1995 issued 691,944 and 77,502 shares of Common Stock to former creditors, primarily to satisfy an anti-dilution provision. The remainder of such funds were used for working capital and other corporate purposes.

Note K -- License Agreements:

      (1) In February 1995, the Company and Otake Trading Co. Ltd. and certain affiliates ("Otake"), the Company's largest supplier, entered into two mutually contingent agreements (the "Agreements"). Effective March 31, 1995, the Company granted a license of certain trademarks to Otake for a three-year term. The license permits Otake to manufacture and sell certain video products under the "Emerson" trademark to Wal-Mart Stores, Inc. ("Wal-Mart"), the Company's largest customer, in the U.S. and Canada, and precludes Otake from supplying product to Wal-Mart other than under the Emerson or Orion trademarks. The Company will continue to supply other products to Wal-Mart directly. Further, the Agreements provide that Otake will supply the Company with certain video products for sale to other customers at preferred prices for a three-year term. Under the terms of the Agreements, the Company will receive non-refundable minimum annual royalties from Otake to be credited against royalties earned from sales of video cassette recorders and players, television/video cassette recorder and player combinations, and color televisions to Wal-Mart. In addition, effective August 1, 1995, Otake will assume responsibility for returns and after-sale and warranty services on all video products manufactured by Otake and sold to Wal-Mart, including video products sold by the Company prior to April 1, 1995.

      Additionally, the Company and Otake agreed on a series of purchase discounts, consistent with agreements and past practices between Otake and the Company. Through March 31, 1995, Otake has paid the Company $6.3 million against an aggregate $10.2 million of purchase discounts for product purchased from January 1, 1993 to March 31, 1995, and the balance of $3.9 million is due in September 1995. The Company recognized $9.9 million of discounts in the year ended March 31, 1995, of which $4.3 million of discounts were attributable to purchases prior to April 1, 1994.

      (2) In October 1994, the Company entered into a license agreement with Jasco Products Co., Inc., ("Jasco") whereby the Company granted a license of certain trademarks to Jasco for use on non-competing consumer electronic accessories. Under the terms of the agreement, the Company will receive minimum annual royalties through the life of the agreement, which expires on December 31, 1997, and the agreement is automatically renewable for three successive three-year periods based upon Jasco's compliance with the agreement. The Company recognized license fee income of approximately $1,125,000 in the year ended March 31, 1995.

Note L -- Legal Proceedings:

FIL Litigation:

      The 30 million shares of Common Stock issued to GSE, Fidenas International and Elision on March 31, 1994, pursuant to the Plan of Reorganization, are the subject of certain legal proceedings. Transfers of certain shares owned by Fidenas International have been enjoined by court orders issued in the United States Bankruptcy Court for the Southern District of New York and in the Commonwealth of Bahamas. The Company is not a party to any of the proceedings described herein; it is possible that a court of competent jurisdiction may order the turnover of all or a portion of the shares of Common Stock owned by such persons to a third party. A turnover of a substantial portion of the Common Stock could result in a "change of controlling ownership" prohibited pursuant to the terms of the Company's Loan and Security Agreement with its primary lender. Additionally, such a change in control could result in a second "ownership change" under Internal Revenue Code Section 382, which could affect the Company's ability to use its net operating loss and tax credit carryforwards. The Company does not believe the litigation or the results thereof will have a material adverse effect on the Company or on the Company's financial position.

Bankruptcy Claims:

      The Company is presently engaged in litigation regarding several bankruptcy claims which have not been resolved since the restructuring of the Company's debt. The largest claim was filed July 25, 1994 in connection with the rejection of certain executory contracts with two Brazilian entities, Cineral Electronica de Amazonia Ltda. and Cineral Magazine Ltda. (collectively, "Cineral"). The contracts were executed in August 1993, shortly before the Company's filing for bankruptcy protection. The amount claimed was $93,563,457, of which $86,785,000 represents a claim for loss of profits and $6,400,000 for plant installation and establishment of offices, which were installed and established prior to execution of the contracts. The claim was filed as an unsecured claim and, therefore, will be satisfied, to the extent the claim is allowed by the Bankruptcy Court, in the manner other allowed unsecured claims were satisfied. The Company has objected to the claim and intends to vigorously contest such claim and believes it has meritorious defenses to the highly speculative portion of the claim for lost profits and the portion of the claim for actual damages for expenses incurred prior to the execution of the contracts. Additionally, the Company has instituted an adversary proceeding in the Bankruptcy Court asserting damages caused by Cineral. A motion filed by Cineral to dismiss the adversary proceeding has been denied. The adversary proceeding and claim objection have been consolidated into one proceeding. An adverse final ruling on the Cineral claim could have a material adverse effect on the Company, even though it would be limited to 18.3% of the final claim determined by a court of competent jurisdiction; however, with respect to the claim for lost profits, in light of the foregoing, the Company believes the chances for recovery for lost profits are remote.

Other Litigation:

      The Company is involved in other legal proceedings and claims of various types in the ordinary course of business. While any litigation contains an element of uncertainty, management presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened (including the actions noted above), or all of them combined, will not have a material adverse effect on the Company's consolidated financial position.

Note M -- Business Segment Information and Major Customers:

      The consumer electronics business is the Company's only business segment. Operations in this business segment are summarized below by geographic area:


Year Ended March 31, 1995           U.S.     Foreign    Eliminations   Consolidated
      (In thousands)
Sales to unaffiliated customers  $ 608,717  $45,954     $    --        $ 654,671
Transfers between geographic areas   5,954      184       (6,138)           --
                                  ________   ______      ________       ________
Total net revenues               $ 614,671  $46,138     $ (6,138)      $ 654,671
                                  ========   ======      ========       =========
Earnings (loss) before income
   taxes                         $  12,238  $(4,596)    $    --        $   7,642
                                  ========   =======     ========       ========
Identifiable assets              $  98,604  $15,470     $    (105)     $ 113,969
                                  ========   ======      =========      ========
  Year Ended March 31, 1994
Sales to unaffiliated customers  $ 433,495  $53,895     $    --        $ 487,390
Transfers between geographic areas   2,587     --          (2,587)          --
                                  ________   ______      _________      ________
Total net revenues               $ 436,082  $53,895     $  (2,587)     $ 487,390
Loss before reorganization        ========   ======      =========      =========
  costs and income taxes         $ (50,718) $(5,224)    $      --      $ (55,942)
                                  =========  =======     =========      =========
Identifiable assets              $  99,726  $19,295     $      --      $ 119,021
                                  ========   ======      =========      =========
 Year Ended March 31, 1993
Sales to unaffiliated customers  $ 693,997  $47,360     $      --      $  741,357
Transfers between geographic areas   3,803     --          (3,803)           --
                                 _________   ______      _________      _________
Total net revenues               $ 697,800  $47,360     $  (3,803)     $  741,357
Loss before income taxes         $ (53,279) $(2,012)    $     --       $  (55,291)
                                  =========  =======     =========      ==========
Identifiable assets              $ 175,363  $19,147     $     --       $  194,510
                                  ========   ======      =========      =========

      Transfers between geographic areas are accounted for on a cost basis. Identifiable assets are those assets used in operations in each geographic area.

      At March 31, 1995 and 1994, identifiable assets include $37,492,000 and $51,390,000, respectively, of assets located in foreign countries.

      The Company's net sales to one customer aggregated approximately 53%, 34% and 39%, of consolidated net sales for the years ended March 31, 1995, 1994 and 1993, respectively. At March 31, 1995 and 1994, the Company had a liability balance to this customer for product returns. The Company's net sales to another customer aggregated 10%, 12% and 11% for the years ended March 31, 1995, 1994 and 1993, respectively. Trade receivables from this customer approximated 10% and 11% of accounts receivable at March 31, 1995 and 1994, respectively, and are not collateralized.

Note N -- Investment in Joint Venture

      The Company has a 50% investment in E & H Partners, a joint venture that purchases, refurbishes and sells all of the Company's product returns. The results of this joint venture are accounted for by the equity method. The Company's equity in the earnings of the joint venture is reflected as a reduction of cost of sales in the Company's Consolidated Statements of Operations. Summarized financial information relating to the joint venture is as follows:

                                               March 31, 1995
                                               (In thousands)

Accounts receivable from joint venture            $15,283(a)
Investment in joint venture                         1,565

Condensed balance sheet:
   Current assets                                 $26,749
   Noncurrent assets                                  161
                                                   ______
        Total                                     $26,910
                                                   ======
   Current liabilities                            $23,780
   Partnership equity                               3,130
                                                   ______
        Total                                     $26,910
                                                   ======

                                                 Year Ended
                                               March 31, 1995
                                               (In thousands)

Sales to joint venture                            $32,500

Condensed income statement:
   Net sales                                       24,760(b)
   Net earnings                                     2,130

___________________
(a) Secured by a lien on the partnership's inventory. Such lien has been assigned to the Lender as collateral for the U.S. line of credit facility.

(b)  Includes sales to the Company of $3,796,000.


             EMERSON RADIO CORP. AND SUBSIDIARIES
                     SCHEDULE VIII
            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    (In thousands)

 Column A              Column B       Column C     Column D    Column E
                      Balance at     Charged to                 Balance
                      beginning      costs and                  at end of
 Description          of year        expenses     Deductions       year

Allowance for doubtful accounts:
Year ended:
  March 31, 1995    $  1,639         $ 1,574      $  280(A)     $  2,933
  March 31, 1994       2,374             998       1,733(A)        1,639
  March 31, 1993       2,390           2,043       2,059(A)        2,374

Inventory reserves:
Year ended:
  March 31, 1995    $    644         $   251      $  425(B)     $   470
  March 31, 1994       1,559           6,619       7,534(B)         644
  March 31, 1993       1,817           4,587       4,845(B)       1,559


(A)  Accounts written off, net of recoveries.

(B)  Net realizable value reserve removed from account when inventory is sold.


                     INDEX TO EXHIBITS

                                                           PAGE NUMBER
                                                           IN
                                                           SEQUENTIAL
                                                           NUMBERING
EXHIBIT                 DESCRIPTION                        SYSTEM

(2) Confirmation Order and Fourth Amended Joint Plan of Reorganization of Emerson Radio Corp. ("Old Emerson") and certain subsidiaries under Chapter 11 of the United States Bankruptcy Code, dated March 31, 1994 (incorporated by reference to Exhibit (2) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the Securities and Exchange Commission ("SEC") on August 9, 1994).

(3)(a) Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson's Registration
        Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(3) (b) Certificate of Designation for Series A Preferred
        Stock (incorporated by reference to Exhibit (3) (b) of Emerson's Registration Statement on Form S-1,
        Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(3) (c) Plan of Reorganization and Agreement of Merger by and between Old Emerson and Emerson Radio (Delaware) Corp. (incorporated by reference to Exhibit (3)(c) of Emerson's
        Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9,
        1994).

(3) (d) Certificate of Merger of Old Emerson with and into Emerson
        Radio (Delaware) Corp. (incorporated by reference to Exhibit (3)
        (d) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(3) (e) By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3)(e) of Emerson's Registration Statement on
        Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(4) (a) Warrant Agreement to Purchase 750,000 shares of Common Stock, dated as of March 31, 1994 (incorporated by reference to Exhibit (4) (a) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (a) Agreement, dated as of November 14, 1973, between National Union Electric Corporation ("NUE") and Emerson (incorporated by reference to Exhibit (10)(a) of Emerson's Registration Statement on
         Form S-1, Registration No. 33-53621, declared effective by the
         SEC on August 9, 1994).

(10) (b) Trademark User Agreement, dated as of February 28, 1979, by and between NUE and Emerson (incorporated by reference to Exhibit
         (10) (b) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (c) Agreement, dated July 2, 1984, between NUE and Emerson (incorporated by reference to Exhibit (10) (c) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (d) Agreement, dated September 15, 1988, between NUE and Emerson (incorporated by reference to Exhibit (10) (d) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (e) Form of Promissory Note issued to certain Pre-Petition Creditors (incorporated by reference to Exhibit (10) (e) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (f) Loan and Security Agreement, dated March 31, 1994, by and among Emerson, Majexco Imports, Inc. and Congress Financial Corporation ("Congress") (incorporated by reference to Exhibit (10) (f) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (g) Emerson Radio Corp. Stock Compensation Program (incorporated by reference to Exhibit (10) (i) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (h) Employment Agreement between Emerson and Eugene I. Davis
         (incorporated by reference to Exhibit 6(a)(4) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30,
         1992).

(10) (i) Employment Agreement between Emerson and Albert G. McGrath,
         Jr. (incorporated by reference to Exhibit 6(a)(7) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

(10) (j) Employment Agreement between Emerson and Geoffrey P. Jurick (incorporated by reference to Exhibit 6(a)(6) of Emerson's Quarterly Report on Form 10-Q for quarter ended June
         30, 1992).

(10) (k) Employment Agreement between Emerson Radio (Hong Kong) Ltd. and Geoffrey P. Jurick (incorporated by reference to Exhibit 6(a)(6) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

(10) (l) Employment Agreement between Emerson Radio International Ltd. (formerly Emerson Radio (B.V.I), Ltd.) and Geoffrey P. Jurick (incorporated by reference to Exhibit 6(a)(6) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

(10) (m) Lease Agreement dated as of March 26, 1993, by and between Hartz Mountain Parsippany and Emerson with respect to the premises located at Nine Entin Road, Parsippany, NJ
         (incorporated by reference to Exhibit (10)(ww) of Emerson's Annual Report on Form 10-K for the year ended
         December 31, 1992).

(10) (n) Employment Agreement, dated July 13, 1993, between Emerson and Merle Eakins (incorporated herein by reference to Exhibit
         (10)(vv) to Emerson's Annual Report on Form 10-K for the year ended March 31, 1993).

(10) (o) Employment Agreement, dated April 1, 1994, between Emerson and John Walker (incorporated herein by reference to Exhibit
         (10)(ee) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (p) Liquidity Trust Agreement, dated as of March 31, 1994, by and among Emerson, Majexco Imports, Inc., H.H. Scott, Inc., and Stuart
         D. Gavsy, Esq., as Trustee (incorporated by reference to Exhibit
         (10) (ff) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (q) Partnership Agreement, dated April 1, 1994, between Emerson and Hopper Radio of Florida, Inc.*

(10) (r) Sales Agreement, dated April 1, 1994, between Emerson and E & H Partners.*

(10) (s) Agreement, dated July 1, 1994, between Emerson and Alex Wijnen relating to termination of employment and agreement on consulting services.*

(10) (t) Independent Consultant's Agreement, dated October 1, 1994, between Emerson Radio International Ltd. and Peter G. Bunger.*

(10) (u) Independent Consultant's Agreement, dated October 1, 1994, between Emerson Radio Europe B.V. and Peter G. Bunger.*

(10) (v) Employment Agreement, dated October 3, 1994, between Emerson and Andrew Cohan.*

(10) (w) License Agreement, dated February 22, 1995, between Emerson and Otake (incorporated by reference to Exhibit 6(a)(1) of Emerson's quarterly report on Form 10-Q for quarter ended December 31, 1994).

(10) (x) Supply Agreement, dated February 22, 1995, between Emerson and Otake (incorporated by reference to Exhibit 6(a)(2) of Emerson's quarterly report on Form 10-Q for quarter ended December 31, 1994).

(10) (y) 1994 Non-Employee Director Stock Option Plan.*

(11)     Computation of Primary Earnings Per Share.*

(21)     Subsidiaries of the Registrant as of March 31, 1995.*

(27)     Financial Data Schedule for year ended March 31, 1995.*


___________________
*  Filed herewith.

