Form 10-K/A
period 1995-03-31
EMERSON RADIO CORP
filed 1995-07-31
CIK 32621

___________________________________________________________________________

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                           _______________________
                               FORM 10-K/A-1
(Mark One)
      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

________Delaware_____________           ____________22-3285224 ____________
(State or other jurisdiction of
incorporation or organization)          (I.R.S. Employer Identification Number)
____Nine Entin Road, Parsippany, NJ       _____________07054__________________
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number,
including area code:                    ___(201) 884-5800____

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

      DOCUMENTS INCORPORATED BY REFERENCE: None

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K pursuant to the Securities Exchange Act of 1934, as amended, as set forth in the pages attached hereto:


      PART III, Item 10 - 13 are amended by the inclusion of such items herein.

                                 PART III



ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

                                MANAGEMENT

Officers and Directors

       The following table sets forth certain information regarding the officers and directors of Emerson Radio Corp. (the "Company") as of the date hereof:

Name                    Age     Position

Geoffrey  P.  Jurick(1) 54      Chairman of the Board and Chief Executive
                                   Officer, Director

Eugene I. Davis(1)      40      President  and  Interim  Chief  Financial
                                   Officer, Director

John P. Walker             32      Senior Vice President - Finance
Albert G. McGrath, Jr.     38      Senior Vice President,  Secretary  and
                                      General Counsel
Eddie Rishty               35      Vice President - Controller
Merle W. Eakins            48      Vice President - Sales
Andrew Cohan               40      Vice President - Merchandising
John J. Raab               59      Vice President - Far East Operations
Frank L. Guerriero         51      Vice President - Logistics
Stuart D. Slugh            40      Vice President - Engineering/After
                                   Sales Service
Elizabeth J. Calianese     37      Vice President - Human Resources
Robert H. Brown, Jr.(2)(3) 42         Director
Peter G. Bnger(2)         54      Director
Jerome H. Farnum(1)        59      Director
Raymond L. Steele(2)(3)    60      Director

_____________________________
(1)                  Member of Executive Committee
(2)                  Member of Audit Committee
(3)                  Member of Compensation and Personnel Committee


Geoffrey P. Jurick has served as Director since September 1990, Chief Executive Officer since July 7, 1992 and Chairman since December 22, 1993. Mr. Jurick served as President from July 1993 to October 1994. Since March 1990, he has been President and Director of Fidenas Investment Limited. Since December 1993, Mr. Jurick has served as a Director of Fidenas International Limited L.L.C. ("Fidenas International"), and since May 1994, as an officer and general manager of Fidenas International and as a Director, Chairman and Chief Executive Officer of GSE Multimedia Technologies Corp. ("GSE") which is traded on the pink sheets of the over-the-counter market. For more than the past five years, Mr. Jurick has held a variety of senior executive positions with several of the entities comprising the Fidenas group of companies ("Fidenas Group"), whose activities encompass merchant banking, investment banking, investment management and corporate development.

Eugene I. Davis has served as President since October 1994, Interim Chief Financial Officer since February 7, 1993 and a Director since September 1990. Mr. Davis served as Executive Vice President from July 7, 1992 to October 1994. From June 1989 to July 1992, Mr. Davis was a shareholder and director of the law firm of Holmes Millard & Duncan, P.C., in Dallas, Texas. From February 1988 to June 1989, he was a partner in the law firm of Arter & Hadden, P.C., in Dallas, Texas. Since August 1992, Mr. Davis has served as a director of Tipperary Corporation, which is traded on the American Stock Exchange, and, since October 1993, he has been a director of Crandall Finance Corporation, which is traded on the pink sheets of the over-the-counter market.

John P. Walker has served as Senior Vice President since April 1994. Mr. Walker was Vice President - Finance from February 1993 to April 1994, Assistant Vice President - Finance from June 1991 to January 1993 and
Director  of  Financial Management from September 1990  to  May  1991.   Prior
thereto,  Mr.  Walker  was  Supervising Senior Accountant  with  KPMG  -  Peat
Marwick.

Albert G. McGrath, Jr. has served as Secretary and General Counsel since August 1992 and Senior Vice President since July 1993. Prior thereto, Mr. McGrath was a shareholder of Holmes Millard & Duncan, P.C., in Dallas, Texas, from January 1990 through August 1992.

Eddie  Rishty  has served as Vice President - Controller since July  1993  and
was  Corporate  Controller  from October 1991 to June  1993.   Prior  thereto,
Mr. Rishty was Assistant Controller from April 1989 to September 1991.

Merle  W.  Eakins joined the Company as Vice President - Sales in  July  1993.
Since 1976, Mr. Eakins was with Philips Consumer Electronics Company in a variety of positions, most recently as Vice President, National Accounts.

Andrew Cohan joined the Company in October 1994 as Vice President-Merchandising. Prior thereto, he was an independent consultant from August 1993 until October 1994, and was employed as Senior Vice President - Retail Stores for McCrory Stores Corporation from June 1992 to July 1993 and as Vice President - Retail Stores for Ames Department Stores, Inc. from
February 1984 to June 1992. Prior thereto and for more than the past five years, Mr. Cohan was employed by Ames Department Stores, Inc. in a variety of positions. Each of McCrory Stores Corporation and Ames Department Stores, Inc. filed for relief under the United States Bankruptcy Code.

John J. Raab joined the Company in March 1995 as Vice President-Far East Operations. Prior thereto, he was President and Chief Operating Officer of Robeson Industries Corp. from March 1990 to March 1994. Robeson Industries Corp. has filed for relief under the United States Bankruptcy Code.

Frank L. Guerriero has served as Vice President - Logistics since September 1994. Prior thereto, Mr. Guerriero was Assistant Vice President - Operations and Logistics from April 1994 until September 1994, and was the Director of Transportation and Distribution for the Company from July 1981 until April 1994.

Stuart D. Slugh has served as Vice President - Engineering and After Sales Service since September 1994. Prior thereto, Mr. Slugh was Assistant Vice President - Engineering and After Sales Service from April 1994 until
September 1994, and was Director of Technical Sales Services for the Company from May 1993 until April 1994. Prior thereto and for more than the past five years, Mr. Slugh was National Parts Manager for the Company.

Elizabeth J. Calianese has served as Vice President - Human Resources since May 1995. Since April 1991, Ms. Calianese has served as Assistant General Counsel. Prior thereto, from June 1989 until March 1991, Ms. Calianese was a corporate attorney with the Company.

Robert H. Brown, Jr. has been a Director since July 7, 1992. Since February 1994, he has been Executive Vice President of Capital Markets of Rauscher Pierce Refsnes, Inc. ("Rauscher") in Dallas, Texas. From January 1990 until February 1994, Mr. Brown was Senior Vice President and Director of the Corporate Finance Department of Rauscher. Since May 1993, Mr. Brown has served as a director of Stevens Graphics Corp., which is traded on the American Stock Exchange.

Peter  G.  Bunger  has  been a Director since July  7,  1992.   Since  October
1992,  Mr.  Bunger  has  served as Director of Savarina  AG,  engaged  in  the business  of  portfolio  management  monitoring  in  Zurich,  Switzerland  and since 1992, as director of ISCS, a computer software company. From December 1991 until December 1993, he was Vice Chairman of Montcour Bank and Trust Company Limited, a bank organized in the Bahamas and an affiliate of Fidenas International. From 1981 until 1992, Mr. Bunger was owner and Managing Director of Peter G. Bunger Investment Consulting, a firm which supervises, controls, and analyzes investments for individuals.

Jerome H. Farnum has been a Director since July 7 1992. Since July 1994, Mr. Farnum has been an independent consultant. From 1979 until 1994, Mr. Farnum served as a senior executive with several of the entities comprising the Fidenas Group, in charge of legal and tax affairs, accounting, asset and investment management, foreign exchange relations and financial affairs.

Raymond L. Steele has been a Director since July 7, 1992. Mr. Steele has been retired since September 1993. From August 1990 until September 1993, Mr. Steele served as Executive Vice President of Pacholder Associates,
Inc., a company providing investment management and other financial advisory services to institutional clients. Mr. Steele is a member of the Board of Directors of Orion Pictures Corporation, whose common stock is traded on NASDAQ, and Pharmhouse, Inc., a publicly-traded retail drug chain.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company. Executive officers, Directors and greater than ten percent stockholders are required by SEC Regulations to furnish the Company with copies of all Section 16(a) forms they file.

       To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended March 31, 1995, all Section
16(a) filing requirements applicable to the officers, Directors and greater than ten percent beneficial owners were complied with except that (i) initial reports of ownership were made for each officer and Director on January 10, 1995 after shares of Common Stock began trading on the American Stock Exchange on December 22, 1994, (ii) the initial reports filed by Geoffrey Jurick and Gerald Calabrese inadvertently omitted beneficial ownership of 100 and 987 shares of Common Stock, respectively, which omissions were subsequently cured and (iii) Fidenas International and GSE did not file timely initial reports of ownership. It is the practice of the Company to attend to the filing of Section 16(a) forms on behalf of the officers and directors of the Company.

ITEM 11 - EXECUTIVE COMPENSATION AND OTHER INFORMATION

Compensation of Executive Officers

       The following executive compensation disclosures reflect all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers of the Company. The "named executive officers" are the Company's Chief Executive Officer (the "CEO"), regardless of compensation level, and the four most highly compensated executive officers other than the CEO serving as such on March 31, 1995. Where a named executive officer has served during any part of the Company's fiscal year ended March 31, 1995 ("Fiscal 1995"), the disclosures reflect compensation for the full year in each of the periods presented.

Three Year Compensation Summary

        The   following   table  summarizes  for  the  years   indicated   the
compensation awarded to, earned by or paid to the Named Executives for services rendered in all capacities to the Company:

                               SUMMARY COMPENSATION TABLE


                                Annual Compensation           Long-Term Compensation
                                                                  Awards
                                                               OTHER                                          ALL
Name and Principal Position (s)    FISCAL                      ANNUAL                  SECURITIES             OTHER
                                   YEAR       SALARY   BONUS   COMPENS-  RESTRICTED    UNDERLYING   LTIP      COMPENS-
                                                               ATION     STOCK AWARDS  OPTIONS      PAYOUTS   ATION
                                                        (3)     (1)                       (6)                  (4)

GEOFFREY P. JURICK                  1995    $378,333 $275,000 $78,702        -         600,000         -       $  311
CHAIRMAN OF  THE                    1994     250,000  195,000     -          -            -            -           -
BOARD AND CHIEF                     1993     187,500     -      5,589        -            -            -           -
EXECUTIVE OFFICER
(2) (5)

EUGENE I. DAVIS                     1995     360,000  175,000  102,024       -         600,000         -        6,986
PRESIDENT AND                       1994     360,000  150,000  102,385       -             -           -        5,524
INTERIM CHIEF
FINANCIAL OFFICER                   1993     261,692  161,290  172,281       -             -           -        5,473
(2) (5)

ALBERT G. MCGRATH, JR.              1995     175,000   75,000   19,958       -         200,000         -        5,451
SENIOR VICE PRESIDENT,              1994     175,000  100,000   18,462       -             -           -        4,671
SECRETARY AND                       1993     107,693   29,166   21,273       -             -           -           -
GENERAL COUNSEL (5)

MERLE W. EAKINS                     1995     193,077   40,000    89,185      -           40,000        -         5,950
VICE PRESIDENT-SALES (5)            1994     130,577   40,000    45,870      -              -          -           621
                                    1993         -        -         -        -              -          -            -

JOHN P. WALKER                      1995     110,000   75,000    20,420      -           200,000       -         3,841
SENIOR VICE                         1994     110,000  100,000     9,483      -              -          -         1,918
PRESIDENT-FINANCE                   1993      96,625   18,000       700      -              -          -         2,406

____________________
(1) Consists of (i) car allowance and auto expenses afforded to the listed Company executive officers, including $26,947 and $17,277 paid to Messrs. Davis and Walker, respectively, in Fiscal 1995, (ii) tax preparation services provided to Mr. Davis, (iii) expenses paid by the Company on behalf of Mr. Davis, covering his country club membership, and (iv) relocation and temporary lodging expenses and associated tax gross-ups in the amount of $73,394, $0 and $0 for Mr. Jurick, $43,002, $64,643 and $132,270 for Mr. Davis, $0, $9,137 and
      $16,249 for Mr. McGrath, and $80,784 and $39,570 for Mr. Eakins paid by the Company in Fiscal 1995 and 1994, respectively. See "Certain Relationships and Related Transactions."

(2) Does not include Director's fees of $5,000 received by each of Messrs. Jurick and Davis prior to becoming officers for Fiscal 1993.

(3) In the case of Messrs. Davis and McGrath consists of one-time bonus payments upon joining the Company in Fiscal 1993.

(4) Consists of the Company's contribution to its 401(k) employee savings plan, life insurance and, disability insurance.

(5) Messrs. Jurick and Davis became executive officers of the Company in July 1992, Mr. McGrath became an executive officer of the Company in August 1992 and Mr. Eakins became an executive officer of the Company in July 1993.

(6) In July 1994, the Company granted incentive stock options ("ISO's") to purchase 600,000, 600,000, 200,000, 200,000 and 30,000 shares of
      Common Stock to each of Messrs. Jurick, Davis, McGrath, Walker and Eakins respectively, exercisable at an exercise price of $1 per share (except $1.10 in the case of Mr. Jurick). In September 1994, Mr. Eakins was granted an additional option to purchase 10,000 shares of common stock at an exercise price of $1 per share. The options vest in annual increments of one-third, commencing one year from the date of grant, and their exercise is contingent on continued employment with the Company.

STOCK OPTIONS

      The following table sets forth information regarding the grant of stock options during Fiscal 1995 to the Named Executive Officers:

                       OPTION GRANTS IN FISCAL 1995
                                                              Potential Realizable
                                                              Value at Assumed
                                                              Annual Rates of Stock
                                                              Price Appreciation
Individual Grants                                             for Option Term (2)
                                  % of Total
                    Number        Options Granted     Exercise
                    of Options    to Employees        Price Per     Expiration
Name                Granted       in Fiscal 1995      Share         Date (1)         5%        10%

GEOFFREY P. JURICK  600,000           32%             $1.10          7/7/04        $317,337 $896,245
EUGENE I. DAVIS     600,000           32%             $1.00          7/7/04        $377,337 $956,245
ALBERT G. MCGRATH   200,000           11%             $1.00          7/7/04        $125,779 $318,748
JOHN P. WALKER      200,000           11%             $1.00          7/7/04        $125,779 $318,748
MERLE W. EAKINS      30,000            2%             $1.00          7/7/04        $ 18,867 $ 47,812
                     10,000            1%             $1.00          9/6/04        $  6,289 $ 15,937


(1) The incentive stock options ("ISO's") were issued under the 1994 Stock Compensation Program, and are exercisable commencing one year after the grant date in the three equal annual installments, with full vesting occurring on the third anniversary of the date of the grant.

(2) The dollar amounts under these columns are the result of calculations at the assumed compounded market appreciation rates of 5% and 10% as required by the Securities and Exchange Commission over a ten-year term and therefore, are not intended to forecast possible future appreciation, if any, of the stock price.

OPTION EXERCISES AND HOLDINGS

The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during Fiscal 1995 and unexercised options held at March 31, 1995:

                     OPTION EXERCISES IN FISCAL 1995
                     AND MARCH 31, 1995 OPTION VALUES


                                                 Number of       Value of Unexercised
                                                 Unexercised     In-the-Money
                       Number of                 Options at      Options at
                       Shares                    March 31, 1995  March 31, 1995
                       Acquired on     Value     Exercisable/    Exercisable/
Name                   Exercised      Realized   Unexercisable   Unexercisable(1)

GEOFFREY P. JURICK         0              $-     0/600,000         $0/$1,215,000
EUGENE I. DAVIS            0              $-     0/600,000         $0/$1,275,000
ALBERT G. MCGRATH          0              $-     0/200,000         $0/$  425,000
JOHN P. WALKER             0              $-     0/ 200,000        $0/$  425,000
MERLE W. EAKINS            0              $-     0/  40,000        $0/$   85,000


(1) Calculated based on the difference between the aggregate fair market value of the shares subject to options at March 31, 1995 and the aggregate option exercise price.

Certain Employment Contracts

       On August 13, 1992, the Board of Directors of the Company approved the Employment Agreements of certain of the Company's senior management, including certain of the senior management included in the table set forth above. A description of the material terms of such employment agreements, each of which is effective as of July 7, 1992 (unless stated to the contrary) follows.

       Geoffrey P. Jurick, Chairman and Chief Executive Officer of the Company, entered into five year employment agreements ("Jurick Employment Agreements") with the Company and two of its wholly-owned subsidiaries, Emerson Radio (Hong Kong), Limited and Emerson Radio International Ltd. (formerly Emerson Radio (B.V.I.), Ltd.) (hereinafter, collectively the "Companies"), providing for an aggregate annual compensation of $250,000, which was increased to $390,000 in May 1994 and to $490,000 effective April 1, 1995. In addition to his base salary, Mr. Jurick is entitled to an annual bonus upon recommendation by the Compensation and Personnel Committee of the Company's Board of Directors, subject to the final approval of the Company's Board of Directors.

       Subject to certain conditions, each of the Jurick Employment Agreements grants to Mr. Jurick severance benefits, through expiration of the respective terms of each of such agreements, commensurate with Mr. Jurick's base salary, in the event that his employment with the Companies terminates due to permanent disability, without cause or as a result of constructive discharge (as defined therein). In the event that Mr.
Jurick's employment with the Companies terminates due to termination for "cause," because Mr. Jurick unilaterally terminates the agreements or for reasons other than constructive discharge or permanent disability, Mr. Jurick shall only be entitled to base salary earned through the applicable date of termination. Similar provisions are set forth in each of the contracts described below.

       Eugene I. Davis, President and Interim Chief Financial Officer entered into a five year Employment Agreement ("Davis Employment Agreement") with the Company providing for an annual compensation of $360,000, which was increased to $450,000 effective April 1, 1995. In addition to his base salary, Mr. Davis is entitled to an annual bonus equal to an amount up to 30% of Mr. Davis' base salary, based upon attainment of objectives identified in the Company's five-year business plan ("Business Plan"). Mr. Davis may also receive an additional annual performance bonus to be recommended by the Compensation and Personnel Committee of the Company's Board of Directors, subject to the final approval of the Company's Board of Directors.

       Pursuant to the Davis Employment Agreement, the Company granted to Mr. Davis an option to purchase 500,000 shares of Common Stock. Such option was cancelled pursuant to the Plan of Reorganization; however, the Company subsequently granted Mr. Davis options to purchase 600,000 shares of Common Stock. The Company has also agreed for the term of the Davis Employment Agreement and three years thereafter, to pay for and maintain legal malpractice insurance covering Mr. Davis for occurrences and actions taken by him at any time prior to or during the term of such agreement on behalf of the Company or its employees. The Company has also agreed to pay all sums which may be deductible amounts not otherwise paid by such insurer.

       Upon execution of the Davis Employment Agreement, the Company provided Mr. Davis with a one-time lump sum payment of $100,000, which figure is net of applicable taxes and withholdings. In connection with Mr. Davis' relocation to New Jersey, the Company assumed certain relocation expenses and associated tax gross-ups on Mr. Davis' behalf aggregating $239,915. See "Summary Compensation Table."

       Albert G. McGrath, Jr., General Counsel, Senior Vice President and Secretary, entered into a five-year Employment Agreement ("McGrath Employment Agreement") with the Company providing for an annual compensation of $175,000, which was increased to $210,000 effective April 1, 1995. In addition to his base salary, Mr. McGrath is entitled to an annual performance bonus to be recommended by the Compensation and Personnel Committee of the Company's Board of Directors, subject to the final approval of the Company's Board of Directors.

       Upon execution of the McGrath Employment Agreement, the Company provided Mr. McGrath with a one-time lump sum payment of $29,166, which figure is before applicable taxes and withholdings. In connection with Mr. McGrath's relocation to New Jersey, the Company assumed relocation expenses and associated tax gross-ups on Mr. McGrath's behalf aggregating $25,386. See "Summary Compensation Table."

       Merle W. Eakins, Vice President-Sales, entered into a three-year employment agreement with the Company providing for an annual compensation of $175,000; which was increased to $195,000 effective May 1, 1994. In addition to his base salary, Mr. Eakins is entitled to an annual bonus equal to an amount up to 30% of Mr. Eakins' base salary, upon attainment of objectives identified by the Board of Directors. In connection with Mr. Eakins' employment in New Jersey, the Company assumed relocation expenses and associated tax gross-ups on Mr. Eakins' behalf aggregating $120,354. See "Summary Compensation Table".

       John P. Walker, Senior Vice President-Finance, entered into a three-year employment agreement with the Company providing for an annual compensation of $110,000, which was increased to $165,000 effective April 1, 1995. In additional to his base salary, Mr. Walker is entitled to an annual bonus equal to an amount up to 30% of Mr. Walker's base salary; upon attainment of objectives identified by the Executive Committee. Mr. Walker may also receive an additional annual performance bonus to be recommended by the Compensation and Personnel Committee of the Company's Board of Directors, subject to the final approval of the Company's Board of Directors.

       In the event that Messrs. Jurick, Davis, McGrath, Eakins and Walker were to be terminated due to permanent disability, without cause or as a result of constructive discharge, the estimated dollar amount to be paid after March 31, 1995 to each such individual, based on the terms of their respective contracts, would be $1,112,000, $1,021,000, $501,000, $263,000 and $330,000, respectively.

Compensation of Directors

        Directors  of  the  Company  who  are  employees  do  not   receive
compensation for serving on the Board. Non-employee Directors are paid $20,000 per annum in quarterly installments. The Chairmen of the Audit Committee and Compensation and Personnel Committee each receive an additional $10,000 per annum. Each of the Company's independent directors received cash compensation of $20,000 (excluding the Comittee Chairmen who each received $27,500). Pursuant to the terms of the Company's 1994 Non-Employee Director Stock Option Plan (the "Plan"), each non-employee Director was granted, subject to stockholder approval, options to purchase 25,000 shares of Common Stock on October 7, 1994. On October 7, 1994, each Chairman was also granted, subject to stockholder approval, options to purchase 25,000 shares of Common Stock. Messrs. Jurick and Davis constitute the Committee charged with administering the Plan. Mr. Peter Bunger also served as a consultant to certain subsidiaries of the Company. See "Item 13 - Certain Relationships and Related Transactions."

Compensation Committee Interlocks and Insider Participation

       During Fiscal 1995, the Compensation and Personnel Committee of the Board of Directors was comprised of Raymond Steele, Robert Brown and Colin Honess. Until January of 1995, Mr. Honess served as President and Director of Fidenas International Bank Limited, a banking institution organized under the laws of the Commonwealth of Bahamas. The bank is the subject of liquidation proceedings pending in Nassau, Bahamas. Mr. Jurick is affiliated with the Bank.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

                          PRINCIPAL STOCKHOLDERS

       The following table below sets forth certain information regarding the beneficial ownership of Common Stock as of July 28, 1995 by (i) each director and nominee for director, (ii) Executive Officers and Directors as a group and (iii) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock. For purposes of this Form 10-K/A-1, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated and based upon the Company's review of information on file with the Securities and Exchange Commission, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                Amount and
Name and Address of             Nature of Beneficial    Percent of
Beneficial Owner                   Ownership(3)           Class

Geoffrey P. Jurick(1)(7)          30,200,100              74.7%
  Nine Entin Road
  Parsippany, NJ 07054

Fidenas International Limited, L.L.C. (2)
  831 Route 10
  Suite 38, #113
  Whippany, NJ   07981            30,000,000              74.5%

Elision International, Inc.(4)     1,600,000               4.0%
  275 Wyman Street
  Waltham, MA  02154

GSE Multimedia                    12,000,000              29.8%
  Technologies Corporation(4)
  Kostheimer Landstrasse 36
  Mainz-Kostheim
  Germany D6502

Eugene I. Davis(7)                   290,000             (8)
Robert H. Brown, Jr.                   -0-               (8)
Peter G. Bunger                        -0-               (8)
Jerome Farnum                          -0-               (8)
Raymond L. Steele                      -0-               (8)
All Directors and Officers
  as a Group (15 persons) (5)(6)  30,661,212             75.1%

_______________
(1) Consists of 16,400,000, 1,600,000 and 12,000,000 shares of Common Stock held by Fidenas International, Elision International, Inc. ("Elision") and GSE, respectively, including 847,458 shares of Common Stock held by Fidenas International, as nominee, as to which Fidenas International and Mr. Jurick disclaim beneficial ownership. Mr. Jurick indirectly owns, through a controlled holding company, approximately 80% of Fidenas International. In addition, Mr. Jurick is an officer and director of Fidenas International. Fidenas International owns approximately 14.3% of Elision. Mr. Jurick indirectly owns, through certain holding companies and beneficial interests in affiliates, a controlling interest in each of GSE and Elision. The shares of Common Stock issued to GSE, Fidenas International and Elision in connection with the Restructuring are the subject of certain legal proceedings in the Commonwealth of the Bahamas and the United States. See "Legal Proceedings - Litigation Regarding Certain Outstanding Common Stock."

(2) Includes 12,000,000 shares of Common Stock owned by GSE and 1,600,000 shares of Common Stock owned by Elision. Fidenas International, GSE and Elision may be deemed to be under common control. Also includes 847,458 shares held by Fidenas International, as nominee, as to which Fidenas International disclaims beneficial ownership.

(3) Based on 40,252,772 shares of Common Stock outstanding as of July 28, 1995 plus shares of Common Stock under option of any director or executive officer, exercisable within 60 days. Does not include (i) shares of Common Stock issuable upon conversion of 10,000 shares of Series A Preferred Stock (ii) Common Stock issuable upon exercise of certain warrants issued to former creditors of the Company or (iii) Common Stock issuable upon exercise of outstanding options, which are not currently exercisable within 60 days.

(4) A petition for the winding-up of Fidenas International Bank Limited, a holder of approximately 18% of the shares of Elision and 11% of the shares of GSE, was filed by the majority of the shareholders of the bank in the Commonwealth of Bahamas on July 29, 1994. See "Note L to Consolidated Financial Statements."

(5) Includes 571,112 shares of Common Stock subject to unexercised stock options which were exercisable within 60 days under the Company's Stock Compensation Program.

(6) Does not include options to purchase an aggregate of 1,352,221 shares of Common Stock not currently exercisable within 60 days.

(7) Includes option exercisable within 60 days to purchase 200,000 shares of Common Stock. Does not include options to purchase an aggregate of 400,000 shares of Common Stock not currently exercisable.

(8) Represents less than 1% of the outstanding Common Stock.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Plan of Reorganization

      Debtor-in-Possession Financing

       During the pendency of the Company's Restructuring, the Company obtained Debtor-in-Possession financing ("DIP Financing") from its present secured lender. Fidenas Investment Limited, of which Mr. Jurick is President and a director, which is also an affiliate of Fidenas International, guaranteed payment of the DIP Financing. In April 1994, in connection with the DIP Financing, the Company paid (i) $187,000 as a cumulative credit enhancement fee which accrued commencing October 1, 1993 and (ii) $208,000 for reimbursement of various legal, accounting and filing fees at the direction of the President of Fidenas Investment Limited to its designee.

      Capital Infusion at Confirmation of the Plan

       To fund the Plan of Reorganization, Fidenas International, Elision and GSE provided to the Company an aggregate of approximately $30 million, for which they collectively received 30 million shares of Common Stock.
See "ITEM 12 - Security Ownership of Certain Beneficial Owners and Management." Certain of the officers and directors of the Company are affiliated with Fidenas International, Elision and GSE. See "ITEM 10 - Directors and Executive Officers." In connection with the capital infusion, reimbursements of $568,000 for various legal, accounting and filing fees were paid at the direction of the President of Fidenas International to its designee.

Other Transactions

      The law firm of Lowenstein, Sandler, Kohl, Fisher & Boylan, P.A., was retained as the Company's outside counsel following the settlement of a proxy contest conducted in 1992. The firm was retained by the Company as special corporate counsel during the Restructuring proceedings and received payment for services rendered and expenses incurred during such proceedings. In addition, the firm provides ongoing services for the Company, including representing the Company in this Offering. The firm received approximately $737,000 during Fiscal 1995. A brother of Mr. Davis joined such law firm subsequent to its retention by the Company and serves of counsel to such law firm.

       In connection with the execution of their respective employment agreements with the Company, each of Messrs. Martin Holleran (a former officer of the Company), Davis, and Alex Wijnen (a former officer of the Company) agreed to relocate their respective residences to the general locality of the Company's principal executive offices. To assist in such relocation, in the Fiscal year ended March 31, 1993, the Company provided to Messrs. Holleran, Davis and Wijnen interest-free bridge loans of $140,000, $120,000 and $130,000, respectively. In connection with the resignations of Messrs. Holleran and Wijnen from the Company, and the settlement of claims under their respective employment contracts, Mr. Holleran's obligation to repay such loans was discharged and Mr. Wijnen's loan will be repaid through consulting services to be rendered in calendar 1995. The maturity date of Mr. Davis' loan has been extended and is due in the fical year ending March 31, 1996.

       Mr. Pablo Bunger, the brother of Peter Bunger, a director of the Company, was the Managing Director of the Company's Spanish branch. Pursuant to a consulting arrangement, Mr. Bunger received compensation and reimbursement of expenses aggregating $118,000 in Fiscal 1995. The Company will be closing the Spanish branch and has assigned the exclusive distribution rights for Emerson brand products in Spain to a corporation controlled by Mr. Pablo Bunger.

        The Company is in the process of reorganizing its Canadian operations. In connection with such reorganization, Emerson's Canadian subsidiary has entered into a series of agreements with Tammy Venator, doing business as Venator Electronics Sales and Service Ltd. ("Venator"). Ms. Venator is the daughter of Theo Heuthorst, former President of Emerson's Canadian subsidiary, and she was formerly the National Service Manager of such subsidiary. Effective April 1, 1995, Emerson's Canadian subsidiary entered into several three-year agreements with Venator providing for (i) Venator receiving returned products, (ii) Venator purchasing returned products on an "as-is" basis for refurbishing and resale by Venator, (iii) Venator processing warranty claims submitted by service centers authorized to engage in warranty service of Emerson products sold in Canada, (iv) Venator distributing parts to customers and service centers for Emerson products, which it will purchase from the Company's Canadian subsidiary at a premium over their costs, and (v) Venator maintaining an effective service center network to accommodate all customers of Emerson's Canadian subsidiary, maintaining a factory service center, and maintaining a parts distribution center, and providing other after sale services. Through these agreements, the Company believes it will be able to reduce its costs of operations in Canada, while maintaining its market presence in Canada. The Company believes that the terms on which it has entered into the agreements with Venator described above are no less favorable than could have been obtained from an unrelated third party.

       In Fiscal 1995, the Company sold finished goods and spare parts to GSE for $341,000 on terms no more favorable than those available to third parties. The Company was owed $163,000 for these purchases as of March 31, 1995.

       Rauscher Pierce Refsnes, Inc. was retained by the Company, for a fee of $20,000, to make offers in connection with the public offering of the Company's Common Stock authorized by the Plan of Reorganization in those states requiring that all sales in such states be made through broker/dealers. Robert H. Brown, Jr., a Director of the Company, is Executive Vice President of Capital Markets of Rauscher. See "Management."

       At March 31, 1994 Emerson Radio (Hong Kong) Ltd., a wholly owned subsidiary of the Company, had $1 million on deposit with Fidenas International Bank Limited. The deposit was withdrawn shortly after March 31, 1994.

        In October 1994 and February 1995 the Company employed two individuals who were, and continue to act as, professional advisers to Mr. Jurick and certain entities with which Mr. Jurick is affiliated or associated. One individual was paid $52,885 by the Company in Fiscal 1995, as well as receiving automobile benefits and related expenses in the amount of $3,027. The other individual was paid $6,856 by the Company in Fiscal 1995, as well as receiving automobile benefits in the amount of $1,295. The services of the first individual will be terminated as of July 31, 1995 and the other will continue to be employed by the Company and to receive the benefits described herein. In addition to services rendered to the Company, each of the individuals continue to devote substantial amounts of time to services for Mr. Jurick and his associated or affiliated entities, and consequently, Mr. Jurick may be deemed to receive an indirect benefit from the payment by the Company of the salary and other expenses of these two individuals.

       Peter G. Bunger, a Director of the Company, has been engaged as a consultant to two foreign subsidiaries of the Company. The agreements, effective as of October 1, 1994, provide for aggregate annual compensation of $140,000, have terms of two years and authorize reimbursement for reasonable travel and business expenses. Mr. Bunger has agreed to terminate the agreements as of September 30, 1995.

      Emerson Radio (Hong Kong) Ltd. retained Roger Vickery as a consultant for a period of five months during Fiscal 1995. Mr. Vickery, formerly a director of certain entities with which Mr. Jurick was affiliated or associated, received $70,000 for services rendered and $75,841 was paid for expenses incurred in connection with such services.

       In Fiscal 1995, the Company paid Elision the sum of $34,275 for consulting services with respect to management information services. Elision owns 1,600,000 shares of Common Stock. Mr. Jurick indirectly owns a controlling interest in Elision.

       In May 1995, the Company and Elision organized Merchandising Information Systems, L.L.C. ("MIS"), with equal ownership, for the purpose of conducting a feasibility study to determine the marketability of certain of Emerson's software applications and know-how associated therewith through Elision's communications and marketing services, to provide an on-line bureau administration service for sourcing and distribution in the consumer electronics industry. Initially, each of Emerson and Elision has contributed $22,500 to MIS for purposes of conducting such study. Further financing from each of Emerson and Elision will be necessary if they determine to pursue the marketing of such technology. The President of Elision will initially serve as the President and Manager of MIS, and John
P. Walker and Anthony Ainsworth will also serve as officers of MIS.

       The Company has adopted a policy that all future affiliated transactions and loans will be made or entered into on terms no less favorable to the Company than those that can be obtained from unaffiliated third parties. In addition, all future affiliated transactions and loans, and any forgiveness of loans, must be approved by a majority of the independent outside members of the Company's Board of Directors who do not have an interest in the transactions.

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  EMERSON RADIO CORP.


                                   By:/s/ Geoffrey P. Jurick
                                          Geoffrey P. Jurick,
                                          Chairman of the Board
July 31, 1995


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  Geoffrey P. Jurick             Chairman of the Board   July 31, 1995
     Geoffrey P. Jurick             Chief Executive Officer



/s/  Eugene I. Davis                 President and Director July 31, 1995
     Eugene I. Davis



/s/  Robert H. Brown, Jr.            Director               July 31, 1995
     Robert H. Brown, Jr.



/s/  Peter G. Bunger                 Director                July 31, 1995
     Peter G. Bunger



/s/  Jerome H. Farnum                Director                July 31, 1995
     Jerome H. Farnum



/s/  Raymond L. Steele               Director                July 31, 1995
     Raymond L. Steele