Form 10-Q
period 1995-06-30
EMERSON RADIO CORP
filed 1995-08-14
CIK 32621

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1995

                                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of common stock as of June 30, 1995: 40,252,772.


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 EMERSON RADIO CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
               (In thousands, except per share amounts)


                                               Three Months Ended
                                                     June 30,
                                                 1995        1994

     Net sales  . . . . . . . . . . . . . .    $ 57,058    $137,140

     Costs and Expenses:

        Cost of sales  . . . . . . . . . . .     50,886     128,906

        Other operating costs and expenses .      1,617       2,752

        Selling, general & administrative
          expenses . . . . . . . . . . . . .      5,242       7,855

                                                 57,745     139,513

     Operating loss . . . . . . . . . . . .        (687)     (2,373)

     Interest expense . . . . . . . . . . .         622         454

     Loss before income taxes . . . . . . .      (1,309)     (2,827)

     Provision for income taxes . . . . . .          92          67

     NET LOSS . . . . . . . . . . . . . . .    $ (1,401)   $ (2,894)

     Net loss per common share. . . . . . .    $   (.03)   $   (.09)

     Weighted average number of
        common shares outstanding . . . . . .     40,253     33,333

     The accompanying notes are an integral part of the interim consolidated financial statements.



                          EMERSON RADIO CORP. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS
                               (In thousands of dollars)

                                                     June 30,      March 31,
                                                        1995         1995
                                                     (Unaudited)
     ASSETS
     Current Assets:
       Cash and cash equivalents  . . . . . . . . .   $ 14,474      $ 17,020
       Accounts receivable (less allowances of
         $9,996 and $9,350, respectively) . . . . .     25,151        34,309
       Inventories  . . . . . . . . . . . . . . . .     35,312        35,336
       Prepaid expenses and other current assets  .     15,895        15,715

         Total current assets . . . . . . . . . . .     90,832       102,380

     Property and equipment - (at cost less
       accumulated depreciation and amortization
       of $5,676 and $7,102, respectively) . . . . .     4,798         4,676
     Other assets . . . . . . . . . . . . . . . . .      7,792         6,913

         Total Assets . . . . . . . . . . . . . . .   $103,422      $113,969

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
       Notes payable  . . . . . . . . . . . . . . .   $ 25,219      $ 27,296
       Current maturities of long-term debt . . . .        458           508
       Accounts payable and other current
         liabilities  . . . . . . . . . . . . . . .     19,929        18,982
       Accrued sales returns  . . . . . . . . . . .      5,171        12,713
       Income taxes payable . . . . . . . . . . . .        184           283

         Total current liabilities  . . . . . . . .     50,961        59,782

     Long-term debt . . . . . . . . . . . . . . . .        193           214
     Other non-current liabilities  . . . . . . . .        324           322

     Shareholders' Equity:
     Preferred stock - $.01 par value, 1,000,000
       shares authorized, 10,000 shares issued
       and outstanding   . . . . .. . . . . . . . .      9,000         9,000
     Common stock - $.01 par value, 75,000,000
       shares authorized, 40,252,772. . . . . . . .
       shares issued and outstanding. . . . . . . .        403           403
     Capital in excess of par value . . . . . . . .    107,969       107,969
     Accumulated deficit  . . . . . . . . . . . . .    (65,662)      (64,086)
     Cumulative translation adjustment  . . . . . .        234           365

         Total shareholders' equity   . . . . . . .     51,944        53,651

         Total Liabilities and Shareholders' Equity   $103,422      $113,969

     The accompanying notes are an integral part of the interim consolidated financial statements.



                     EMERSON RADIO CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                           (In thousands of dollars)

                                                  Three Months Ended
                                                        June 30,
                                                    1995        1994
Cash Flows from Operating Activities:

  Net cash provided (used) by operating
    activities . . . . . . . . . . . . . . . .    $  1,428   $(20,879)

Cash Flows from Investing Activities:

  Redemption of (investment in)
    certificates of deposit. . . . . . . . . .         (16)     8,493
  Additions to property and equipment  . . . .        (635)    (1,443)
  Other  . . . . . . . . . . . . . . . . . . .        (526)        -
  Net cash provided (used) by investing
    activities   . . . . . . . . . . . . . . .      (1,177)     7,050

Cash Flows from Financing Activities:

  Net borrowings (repayments) under line of
    credit facility. . . . . . . . . . . . . .      (2,077)       836
  Other  . . . . . . . . . . . . . . . . . . .        (720)      (336)
  Net cash provided (used) by financing
    activities . . . . . . . . . . . . . . . .      (2,797)       500

Net decrease in cash and cash
  equivalents  . . . . . . . . . . . . . . . .      (2,546)   (13,329)
Cash and cash equivalents at beginning
  of year. . . . . . . . . . . . . . . . . . .      17,020     21,623

Cash and cash equivalents at end of period . .    $ 14,474(a) $  8,294 (a)

Supplemental disclosure of cash flow information:

  Interest paid  . . . . . . . . . . . . . . .    $    884   $    481

  Income taxes paid  . . . . . . . . . . . . .    $    114   $    275

(a) The balances at June 30, 1995 and 1994, include $9.1 million and $2.0 million of cash and cash equivalents, respectively, pledged to assure the availability of certain letter of credit facilities.

The accompanying notes are an integral part of the interim consolidated financial statements.



                 EMERSON RADIO CORP. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

NOTE 1

     The unaudited interim consolidated financial statements reflect all adjustments that management believes necessary to present fairly the results of operations for the periods being reported. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Emerson Radio Corp. ("the Company") annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 1995, included in the Company's annual Form 10-K filing.

     Due to the seasonal nature of the Company's consumer electronics business, the results of operations for the three months ended June 30, 1995 are not necessarily indicative of the results of operations for the full year ending March 31, 1996.

NOTE 2

     Net loss per common share for the three month periods ended June 30, 1995 and 1994 are based on the weighted average number of shares of common stock outstanding during each period. The net loss per share for both periods does not include common stock equivalents assumed outstanding since they are anti-dilutive.

NOTE 3

     The provision for income taxes for the three months ended June 30, 1995 and 1994 consists primarily of taxes related to international operations. The Company did not recognize tax benefits for losses incurred by its domestic operations (after tax recognition of prior year book deductions) during the three months ended June 30, 1995 and 1994.

NOTE 4

     Spare parts inventories, net of reserves, aggregating $2,583,000 and $2,763,000 at June 30, 1995 and March 31, 1995, respectively, are included in "Prepaid expenses and other current assets".


NOTE 5

Long-term debt consists of the following:
(In thousands of dollars)
                                          June 30,     March 31,
                                            1995         1995
Notes payable to unsecured
  creditors . . . . . . . . . . .          $ 342        $ 465
Equipment notes and other . . . .            309          257

                                             651          722
Less current obligations. . . . .            458          508
                                           $ 193        $ 214

NOTE 6

     The 30 million shares of Common Stock issued to GSE Multimedia Technologies Corp., Fidenas International Limited L.L.C. and Elision International, Inc. on March 31, 1994, pursuant to the Company's bankruptcy restructuring plan, are the subject of certain legal proceedings. Transfer of certain shares owned by Fidenas International Limited L.L.C. have been enjoined by court orders issued in the United States Bankruptcy Court for the Southern District of New York and the Commonwealth of the Bahamas. The Company is not a party to any of the proceedings described herein; it is possible that a court of competent jurisdiction may order the turnover of all or a portion of the shares of Common Stock owned by such persons to a third party. A turnover of a substantial portion of the Common Stock could result in a "change of controlling ownership" prohibited pursuant to the terms of the Company's loan and security agreement with its primary United States lender. Additionally, such a change in controlling ownership could result in a second "ownership change" under Internal Revenue Code Section 382, which could affect the Company's ability to use its net operating loss and tax credit carryforwards. The Company does not believe the litigation or the results thereof will have a material adverse effect on the Company or on the Company's financial position.

     The Company is presently engaged in litigation regarding several bankruptcy claims which have not been resolved since the restructuring of the Company's debt. The largest claim was filed July 25, 1994 in connection with the rejection of certain executory contracts with two Brazilian entities, Cineral Electronica de Amazonia Ltda. and Cineral Magazine Ltda. (collectively, "Cineral"). The contracts were executed in August 1993, shortly before the Company's filing for bankruptcy protection. The amount claimed was $93,563,457, of which $86,785,000 represents a claim for lost profits and $6,400,000 for plant installation and establishment of offices, which were installed and established prior to execution of the contracts. The claim was filed as an unsecured claim and, therefore, will be satisfied, to the extent the claim is allowed by the Bankruptcy Court, in the manner other allowed unsecured claims are satisfied. The Company has objected to the claim and intends to vigorously contest such claim and believes it has meritorious defenses to the highly speculative portion of the claim for lost profits and the portion of the claim for actual damages for expenses incurred prior to the execution of the contracts. Additionally, the Company has instituted an adversary proceeding in the Bankruptcy Court asserting damages caused by Cineral. A motion filed by Cineral to dismiss the adversary proceeding has been denied. The adversary proceeding and claim objection have been consolidated into one proceeding. An adverse final ruling on the Cineral claim could have a material adverse effect on the Company, even though it would be limited to 18.3% of the final claim determined by a court of competent jurisdiction; however, with respect to the claim for lost profits, in light of the foregoing, the Company believes the chances for recovery for lost profits are remote.

NOTE 7

     The Company has a 50% investment in E & H Partners, a joint venture that purchases, refurbishes and sells all of the Company's product returns. The results of this joint venture are accounted for by the equity method. The Company's equity in the earnings of the joint venture is reflected as a reduction of cost of sales in the Company's unaudited interim Consolidated Statements of Operations. Summarized financial information relating to the joint venture is as follows (in thousands):

                                    June 30,     March 31,
                                      1995         1995
 Accounts receivable from
   joint venture (a)               $17,495(a)     $15,283

                                   Three Months
                                      Ended
                                   June 30, 1995
                                   (In thousands)

 Condensed income statement (c):
    Net sales                        $ 7,274(b)
    Net earnings                         919
____________________
(a) Secured by a lien on the partnership's inventory. Such lien has been assigned to the Company's primary lender as collateral for the U.S. line of credit facility.
(b) Includes sales to the Company of $1,425,000.
(c) E&H Partners was inactive for substantially all of the three month period ended June 30, 1994.

     The Company filed suit on July 5, 1995 in the State Court of New Jersey alleging Hopper Radio of Florida, Inc. ("Hopper"), the Company's partner in E&H Partners, Barry Smith, the President of Hopper, and three former employees of the Company (collectively, "the Defendants") have formed a business entity for the purpose of engaging in the distribution of consumer electronics and that the action of the Defendants in connection therewith violated certain duties owed to and rights of the Company. E&H Partners has continued to operate since the filing of said lawsuit. However, the Company cannot predict at this time how this suit will, if at all, affect the joint venture or the Company.


                      EMERSON RADIO CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition

General

     On February 22, 1995, the Company and Otake Trading Co. Ltd. and certain affiliates ("Otake"), the Company's largest supplier, entered into two mutually contingent agreements (the "Agreements"). Effective March 31, 1995, the Company granted a license of certain trademarks to Otake for a three-year term. The license permits Otake to manufacture and sell certain video products under the Emerson trademark to Wal-Mart Stores, Inc. ("Wal-Mart"), the Company's largest customer, in the U.S. and Canada. As a result, the Company will receive royalties attributable to such sales over the three-year term of the Agreements in lieu of reporting the full dollar value of such sales and associated costs. The Company will continue to supply other products to Wal-Mart directly. Further, the Agreements provide that Otake will supply the Company with certain video products for sale to other customers at preferred prices for a three-year term. Under the terms of the Agreements, the Company will receive non-refundable minimum annual royalties from Otake to be credited against royalties earned from sales of video cassette recorders and players, television/video cassette recorder and player combination units, and color televisions to Wal-Mart. In addition, effective August 1, 1995, Otake assumed responsibility for returns and after-sale and warranty services on all video products manufactured by Otake and sold to Wal-Mart, including video products sold by the Company prior to August 1, 1995. As a result, the impact of sales returns on the Company's net sales and operating results are expected to be significantly reduced commencing with the second quarter of the fiscal year ended March 31, 1996 ("Fiscal 1996"). The Company has reported lower direct sales in the quarter ended June 30, 1995 and expects to report lower direct sales in Fiscal 1996 as a result of the Agreements, but no negative material impact is expected on its net operating results for such year.
The Company expects to realize a more stable cash flow over the three-year term of the Agreements, and expects to reduce short-term borrowings used to finance accounts receivable and inventory, thereby reducing interest costs.

     The Company reported a significant decline in its net direct sales for the first quarter of Fiscal 1996 as compared to the same period in the fiscal year ended March 31, 1995 ("Fiscal 1995") primarily due to the licensed video sales. However, the Company's United States sales to other customers also declined in the current quarter due to increased price competition, primarily in video product categories, higher retail stock levels, a slowdown in retail activity and the higher levels of sales achieved in the first quarter of Fiscal 1995. The Company expects its United States sales for the second quarter of Fiscal 1996 to remain comparable with the second quarter of Fiscal 1995, exclusive of the licensed video sales.
Net sales of video product to Wal-Mart in the second quarter of Fiscal 1995 (quarter ended September 30, 1994) were $104,357,000 or 53% of consolidated net sales.

     The Company's operating results and liquidity are impacted by the seasonality of its business. The Company records the majority of its annual sales in the quarters ending September 30 and December 31 and receives the largest percentage of customer returns in the quarters ending March 31 and June 30. Therefore, the results of operations discussed below are not necessarily indicative of the Company's prospective annual results of operations.

Results of Operations

     Consolidated net sales for the three month period ended June 30, 1995 decreased $80,082,000 (58%) as compared to the same period in Fiscal 1995. The effects of the Agreements described above accounted for approximately 80% (or $64,452,000) of the decrease in sales, net of licensing revenues received, and as a result, sales to Wal-Mart were reduced to 16% of consolidated net sales for the first quarter of Fiscal 1996, as compared to 49% for the same period in Fiscal 1995. Net sales to Wal-Mart of video products bearing the Emerson trademark were reported by Otake to the Company to be $61,307,000 for the first quarter of Fiscal 1996. In addition, the decrease resulted from decreases in unit sales of video cassette recorders, televisions and television/video cassette recorder combination units due to higher retail stock levels and increased price competition in these product categories. Furthermore, the Company's European sales decreased $6.5 million relating to the Company's discontinuance of its Spanish branch, and plan to sell products in Spain through a distributor.

     Cost of sales, as a percentage of consolidated sales, was 89% for the three month period ended June 30, 1995 as compared to 94% for the same period in Fiscal 1995. Gross profit margins in the three month period ended June 30, 1995 were favorably impacted by a change in product mix, the recognition of licensing income, reduced reserve requirements for sales returns due primarily to the Agreements with Otake, and reduced fixed costs associated with the downsizing of the Company's foreign offices, partially offset by lower sales prices.

     Other operating costs and expenses declined $1,135,000 in the three month period ended June 30, 1995 as compared to the same period in Fiscal 1995, primarily as a result of a decrease in compensation expense and other expenses incurred to process product returns, both relating to the Company's downsizing program and change in the resale arrangement for product returns (See Note 7 of Notes to Interim Consolidated Financial Statements).

     Selling, general and administrative expenses ("S,G & A") as a percentage of sales, was 9% for the three month period ended June 30, 1995, as compared to 6% for the same period in Fiscal 1995. In absolute terms, S,G & A decreased by $2,613,000 in the three month period ended June 30, 1995 as compared to the same period in Fiscal 1995. The decrease was primarily attributable to lower compensation expense relating to the Company's downsizing program in both the U.S. and in its foreign offices, and lower selling expenses attributable to the lower sales. The increase in the S,G & A percentage of sales is due primarily to the allocation of fixed S,G & A costs over a significantly lower sales base resulting from the licensing of video sales. Additionally, the Company's exposure to foreign currency fluctuations, primarily in Canada and Spain, resulted in the recognition of net foreign currency exchange gains aggregating $432,000 and $401,000 in the three month periods ended June 30, 1995 and 1994, respectively.

     Interest expense increased by $168,000 in the three month period ended June 30, 1995 as compared to the same period in Fiscal 1995. The increase in interest expense in the current quarter was attributable to higher average borrowings and higher interest rates. The average rate in effect for the three month periods ended June 30, 1995 and 1994 was approximately 11.3% and 9.1%, respectively.

     As a result of the foregoing factors, the Company incurred a net loss of $1,401,000 for the three month period ended June 30, 1995, compared to a net loss of $2,894,000 for the same period in Fiscal 1995.

Liquidity and Capital Resources

     Net cash provided by operating activities was $1,428,000 for the three months ended June 30, 1995. Cash was provided by a decrease in accounts receivable partially offset by a loss from operations. The decrease in accounts receivable was due to a decrease in sales and an increase in cash collections in the current quarter.

     Net cash utilized by investing activities was $1,177,000 for the three months ended June 30, 1995. Investing activities consisted primarily of capital expenditures for the purchase of new product molds.

     In the three months ended June 30, 1995, the Company's financing activities utilized $2,797,000 of cash. The Company reduced its borrowings under its U.S. line of credit facility by $2,077,000 through the collection of accounts receivable.

     The Company maintains an asset-based revolving line of credit facility with a U.S. financial institution (the "Lender"). The facility provides for revolving loans and letters of credit, subject to individual maximums and, in the aggregate, not to exceed the lesser of $60 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. All credit extended under the line of credit is secured by all U.S. and Canadian assets of the Company. The interest rate on all borrowings is 2.25% above the prime rate. At June 30, 1995, there were approximately $25.2 million outstanding on the Company's revolving loan facility, and approximately $2.1 million of letters of credit outstanding issued for inventory purchases. Based on the "Borrowing Base" amount at June 30, 1995, $2,939,000 of the credit facility was not utilized. Pursuant to the terms of the credit facility, effective November 1, 1994, the Company is required to maintain a minimum net worth of $42,000,000 excluding net proceeds received by the Company from the sale of equity securities, which minimum will increase to $50,000,000 effective January 1, 1996.

     The Company's Hong Kong subsidiary maintains various credit facilities aggregating $114.3 million with a bank in Hong Kong consisting of the following: (i) a $12.3 million credit facility generally used for letters of credit for a foreign subsidiary's direct import business and affiliates' inventory purchases, (ii) a $2 million standby letter of credit facility, and (iii) a $100 million credit facility, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit with the Company's largest customer. At June 30, 1995, the Company's Hong Kong subsidiary had pledged $4 million in certificates of deposit to this bank to assure the availability of these credit facilities. At June 30, 1995, there were approximately $11.9 million and $9.9 million of letters of credit outstanding on the $12.3 million and $100 million credit facilities, respectively.

     The Company's Hong Kong subsidiary maintains an additional credit facility with another bank in Hong Kong. The facility provides for a $10 million line of credit for documentary letters of credit and a $10 million back-to-back letter of credit line collateralized by a $5 million certificate of deposit.
At June 30, 1995, the Company's Hong Kong subsidiary had pledged $5.1 million in certificates of deposit to assure the availability of these credit facilities. At June 30, 1995, these credit facilities were not utilized.

     Management's strategy to compete more effectively in the highly competitive consumer products market in the United States and Canada, is to combine innovative approaches to the Company's current product line, such as value-added promotions, augment its product line with higher margin complementary products, including personal and home security products, a home theater system, ready-to-assemble furniture, clocks and watches, and car audio products and engage in the sale of distribution, sourcing and other services to third parties. Management believes that these new products and services will contribute to the Company's sales and operating results commencing in the second half of Fiscal 1996. The Company also intends to undertake efforts to expand the international distribution of its products into areas where management believes low to moderately priced, dependable consumer electronics and microwave oven products will have a broad appeal. The Company has in the past and intends in the future to pursue such plans either on its own or by forging new relationships, including through license arrangements, partnerships or joint ventures.

     Management believes that cash flow from operations and the institutional financing described above will need to be supplemented by additional financing to fund all of the Company's cash requirements for the next year for its core business and to exploit new business opportunities. The Company is seeking to restructure its revolving credit facility and raise long-term financing pursuant to a private placement of convertible debentures for the expansion of its core business and new product introductions. There can be no assurance that the Company will successfully consummate these transactions or do so on terms which will be advantageous to the Company. If the Company does not consummate these transactions, the Company may not have sufficient working capital to pursue all of its business opportunities. Cash flow from operations will be negatively impacted by any increase in the prime rate of interest and by a decrease in the proportion of the Company's direct import sales to consolidated sales. A lower percentage of direct import sales will require increased use of the Company's credit facility with the Lender and may restrict growth of the Company's sales.



                EMERSON RADIO CORP. AND SUBSIDIARIES

                              PART II

                         OTHER INFORMATION

ITEM 1.   Legal Proceedings.

          The information required by this item is included in Notes 6 and 7 of Notes to Interim Consolidated Financial Statements filed in Part I of Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference.

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits pursuant to provisions of Item 601 of Regulation S-K are not applicable.

          (b)  Reports on Form 8-K:

                    (1)  During the three month period ended
                    June 30, 1995, no Form 8-K was filed.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   EMERSON RADIO CORP.
                                      (Registrant)





Date:  August 14, 1995              /s/Geoffrey P. Jurick
                                       Geoffrey P. Jurick
                                       Chief Executive Officer


Date:  August 14, 1995              /s/Eugene I. Davis
                                       Eugene I. Davis
                                       President, Interim Chief
                                       Financial Officer