Form 10-Q
period 1995-09-30
EMERSON RADIO CORP
filed 1995-11-14
CIK 32621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                            FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1995
                          or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number                      0-25226

                       EMERSON RADIO CORP.
           (Exact name of registrant as specified in its charter)

      DELAWARE                                      22-3285224
 (State or other jurisdiction of           (I.R.S. Employer incorporation or
  organization)                             Identification No.)

    9 Entin Road             Parsippany, New Jersey              07054
               (Address of principal executive offices)       (Zip code)
                           (201) 884-5800
             (Registrant's telephone number, including area code)

______________________________________________________________________________
            (Former name, former address and former fiscal year, if
                       changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   [  ] Yes
[  ] No

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

[X] Yes       [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of common stock as of September 30, 1995: 40,252,772,



PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 EMERSON RADIO CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                (In thousands, except per share amounts)

                                              Six Months Ended    Three Months Ended
                                                September 30,        September 30,
                                              1995        1994      1995           1994
Net sales ..............................    144,406      334,778    87,348      197,638

Costs and Expenses:

   Cost of sales.......................    130,692     311,751      79,807      182,845
   Other operating costs and expenses..      2,545       4,867         929        2,115

   Selling, general & administrative
     expenses.........................      10,995      16,177        5,752       8,322
                                           144,232     332,795       86,488     193,282

Operating profit .....................         174       1,983          860       4,356
Interest expense .....................       1,294       1,174          671         720
Earnings (loss) before income taxes...      (1,120)        809          189       3,636
Provision for income taxes............         154         114           63          47
Net Earnings (loss)...................     $(1,274)    $   695       $  126   $   3,589
Net Earnings (loss) per common share..     $  (.04)    $   .02       $  .00   $     .08
Weighted average number of
  common and common equivalent shares
  outstanding ........................      40,253       45,332       40,253     44,875


The accompanying notes are an integral part of the interim consolidated financial statements.

                 EMERSON RADIO CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                      (In thousands of dollars)
                                                  Sept. 30,          March 31,
                                                     1995              1995
                                                 (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents . . . . . . . . .     $ 14,301         $ 17,020
  Accounts receivable (less allowances of
      $6,972 and $9,350, respectively) . . . .      37,187           34,309
  Inventories  . . . . . . . . . . . . .. . .       33,205           35,336
  Prepaid expenses and other current assets  .      11,014           15,715
    Total current assets . . . . . . . . . . .      95,707          102,380
Property and equipment - (at cost less
  accumulated depreciation and amortization
  of $6,282 and $7,102, respectively) . . . . .      4,520            4,676
Other assets. . . . . . . . . . . . . . . . . .      9,396            6,913
   Total Assets . . . . . . . . . . . . . . .     $109,623         $113,969

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable  . . . . . . . . . . . . . . .    $ 11,991         $ 27,296
  Current maturities of long-term debt . . . .         459              508
  Accounts payable and other current
     liabilities  . . . . . . . . . . . . . . .     17,222           18,982
  Accrued sales returns . . . . . . . . . . . .      6,706           12,713
  Income taxes payable. . . . . . . . . . . . .        237              283

     Total current liabilities . . . . . . . .      36,615           59,782
   Long-term debt . . . . . . . . . . . . . . .     20,931              214
   Other non-current liabilities . . . . . . .         315              322

   Shareholders' Equity:
   Preferred stock - $.01 par value,
      1,000,000  shares authorized, 10,000
      shares issued  and outstanding. . . . . .      9,000           9,000
   Common stock - $.01 par value, 75,000,000
      shares authorized, 40,252,772. . . . . . . .
      shares issued and outstanding. . . . . . . .      403            403
  Capital in excess of par value . . . . . . . . .  107,969        107,969
  Accumulated deficit  . . . . . . . . . . . . .    (65,710)       (64,086)
  Cumulative translation adjustment  . . . . . .        100            365
     Total shareholders' equity   . . . . . . .      51,762         53,651
     Total Liabilities and Shareholders' Equity   $ 109,623      $ 113,969

The accompanying notes are an integral part of the interim consolidated financial statements.




                      EMERSON RADIO CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                              (In thousands of dollars)
                                                         Six Months Ended
                                                            September 30,
                                                          1995        1994
Cash Flows from Operating Activities:

Net cash used by operating activities. . . .            $ (4,295)  $(26,907)
Cash Flows from Investing Activities:
  Redemption of certificates of deposit. . . .                45      8,482
  Additions to property and equipment. . . . .            (1,145)    (2,444)
  Other. . . . . . . . . . . . . . . . . . . .              (521)        12
  Net cash provided (used) by investing
   activities . . . . . . . . . . . . . . . .             (1,621)     6,050
 Cash Flows from Financing Activities:

  Net proceeds from private placement of
    Senior Subordinated Convertible Debentures.           19,233        -
  Net borrowings (repayments) under
    line of credit facility. . . . . . . . . . . . . .   (15,305)     9,337
  Net proceeds from public offering of
    common stock. . . . . . . . . . . . . . . . . . .        -        5,648
  Other . . . . . . . . . . . . . . . . . . . . . . .       (731)    (1,123)
  Net cash provided by financing activities . . . . .      3,197     13,862
  Net decrease in cash and cash  equivalents  . . . .     (2,719)    (6,995)
  Cash and cash equivalents at beginning of year. . .     17,020     21,623
  Cash and cash equivalents at end of period. . . . .  $  14,301(a)$ 14,628(a)
  Supplemental disclosure of cash flow information:
    Interest paid  . . . . . . . . . . . . . . . . .   $   1,564   $  1,245
    Income taxes paid  . . . . . . . . . . . . . . .   $     133   $    275

(a) The balances at September 30, 1995 and 1994 include $9.1 million and $3.0 million, respectively, of cash and cash equivalents pledged to assure the availability of certain letter of credit facilities.

The accompanying notes are an integral part of the interim consolidated financial statements.

                EMERSON RADIO CORP. AND SUBSIDIARIES
      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1

   The unaudited interim consolidated financial statements reflect all adjustments that management believes are necessary to present fairly the results of operations for the periods being reported. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Emerson Radio Corp. (the "Company") annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31,
1995, included in the Company's annual Form 10-K filing.   Due to the
seasonal nature of the Company's consumer electronics business, the results of operations for the three and six month periods ended September 30, 1995 are not necessarily indicative of the results of operations for the full year ending March 31, 1996.

NOTE 2

     Net earnings (loss) per common share for the three and six month periods ended September 30, 1995 are based on the net earnings (loss) and deduction of preferred stock dividend requirements (resulting in a loss attributable to common shareholders) and the weighted average number of shares of common stock outstanding during the periods. These per share amount do not include common stock equivalents assumed outstanding since they are anti-dilutive. Net earnings per common share for the three and six month periods ended September 30, 1994 are based on the weighted average number of shares outstanding of common stock and common stock equivalents outstanding during each period. Common stock equivalents include shares issuable upon conversion of the Company's Series A Preferred Stock and shares issued (in February 1995) for the three and six month periods ended
September 30, 1994 to former creditors primarily to satisfy an anti-dilution provision.

NOTE 3

     The provision for income taxes for the three and six month periods ended September 30, 1995 and 1994 consists primarily of taxes related to international operations. The Company did not recognize tax benefits for losses incurred by its domestic operations (after tax recognition of prior year book deductions) during the same periods.

        EMERSON RADIO CORP. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED
                         FINANCIAL STATEMENTS -CONTINUED

                                (Unaudited)

NOTE 4

      Spare parts inventories, net of reserves, aggregating $2,522,000 and $2,763,000 at September 30, 1995 and March 31, 1995, respectively, are included in "Prepaid expenses and other current assets".

NOTE 5

     Long-term debt consists of the following:
         (In thousands of dollars)
                                            Sept. 30,          March 31,
                                               1995              1995
8-1/2% Senior Subordinated Convertible
    Debentures  Due 2002. . . . .        $   20,750            $   -
Notes payable to unsecured
    creditors . . . . . . . . . . .             358               465
Equipment notes and other . . . . .             282               257
                                             ______               ___
                                             21,390               722
Less current obligations. . . . .               459               508
                                             ______               ___
                                            $20,931             $ 214
                                             ______               ___

      The 8-1/2% Senior Subordinated Convertible Debentures Due 2002 (the "Debentures") were issued in August 1995. The Debentures bear interest at the rate of 8-1/2% per annum, payable quarterly on March 15, June
15, September 15 and December 15, in each year. The Debentures mature on August 15, 2002. The Debentures are convertible into shares of the Company's Common Stock at any time prior to redemption or maturity at an initial conversion price of $3.9875 per share, subject to adjustment under certain circumstances. The Debentures are redeemable, at the option of the Company, after the expiration of three years from the date of issuance, in whole or in part, at an initial redemption price of 104% of principal, decreasing by 1% per year until maturity. The Debentures are subordinated to all existing and future Senior Indebtedness (as defined in the Indenture governing the Debentures). The Debentures restrict, among other things, the amount of Senior Indebtedness and other indebtedness that the Company and, in certain instances, its subsidiaries, may incur. Each holder of Debentures has the right to cause the Company to redeem the Debentures if certain Designated Events (as defined) should occur.
The Debentures are subject to certain restrictions on transfer.



NOTE 6

     The 30 million shares of Common Stock issued to GSE Multimedia Technologies Corporation, Fidenas International Limited L.L.C. and Elision International, Inc. on March 31, 1994, pursuant to the Company's bankruptcy restructuring plan, are the subject of certain legal proceedings. Transfer of certain shares owned by Fidenas International Limited L.L.C. have been enjoined by court orders issued in the United States Bankruptcy Court for the Southern District of New York and the Commonwealth of the Bahamas. The Company is not a party to any of the proceedings described herein; it is possible that a court of competent jurisdiction may order the turnover of all or a portion of the shares of Common Stock owned by such persons to a third party. A turnover of a substantial portion of the Common Stock could result in a "change of controlling ownership" prohibited pursuant to the terms of the Company's loan and security agreement with its primary United States lender and pursuant to the terms of the Debentures. Additionally, such a change in controlling ownership could result in a second "ownership change" under Internal Revenue Code Section 382, which could affect the Company's ability to use its net operating loss and tax credit carryforwards and may cause an adjustment of the conversion price of the Debentures.
The Company does not believe the litigation or the results thereof will have a material adverse effect on the Company or on the Company's financial
position.    The Company has filed a shelf registration statement covering
5,000,000 shares of common stock owned by Fidenas International Limited L.L.C. which has reserved the right to sell certain of the shares to be registered to Elision International, Inc. and/or GSE Multimedia Technologies
Corporation to finance a settlement of the litigation. The shares covered by the shelf registration are subject to certain contractual restrictions and may be offered for sale or sold only by means of a prosepctus following registration under the Securities Act of 1933. The Company is presently engaged in litigation regarding several bankruptcy claims which have not been resolved since the restructuring of the Company's debt. The largest claim was filed July 25, 1994 in connection with the rejection of certain executory contracts with two Brazilian entities, Cineral Electronica de Amazonia Ltda. and Cineral Magazine Ltda. (collectively, "Cineral"). The contracts were executed in August 1993, shortly before the Company's filing for bankruptcy protection. The amount claimed was $93,563,457, of which $86,785,000 represents a claim for lost profits and $6,400,000 for plant installation and establishment of offices, which were installed and established prior to execution of the contracts. The claim was filed as an unsecured claim and, therefore, will be satisfied, to the extent the claim is allowed by the Bankruptcy Court, in the manner other allowed unsecured claims are satisfied. The Company has objected to the claim and intends to vigorously contest such claim and believes it has meritorious defenses to the highly speculative portion of the claim for lost profits and the portion of the claim for actual damages for expenses incurred prior to the execution of the contracts. Additionally, the Company has instituted an adversary proceeding in the Bankruptcy Court asserting damages caused by Cineral. A motion filed by Cineral to dismiss the adversary proceeding has been denied. The adversary proceeding and claim objection have been consolidated into one proceeding. An adverse final ruling on the Cineral claim could have a material adverse effect on the Company, even though it would be limited to 18.3% of the final claim determined by a court of competent jurisdiction; however, with respect to the claim for lost profits, in light of the foregoing, the Company believes the chances for recovery for lost profits are remote.

NOTE 7

  The Company has a 50% investment in E & H Partners, a joint venture that purchases, refurbishes and sells all of the Company's product returns.
The results of this joint venture are accounted for by the equity method. The Company's equity in the earnings of the joint venture is reflected as a reduction of cost of sales in the Company's unaudited interim Consolidated Statements of Operations. Summarized financial information relating to the joint venture is as follows (in thousands):

                                       Sept. 30,      March 31,
                                          1995          1995

Accounts receivable from
  joint venture (a)                     $16,219(a)     $15,283

                                              Six Months Ended
                                                 September 30,
                                             1995          1994
Condensed income statement (c):
   Net sales                                 $13,556(b)    $6,944
   Net earnings                                1,394        1,155

 ____________________

(a) Secured by a lien on the partnership's inventory. Such lien has been assigned to the Company's primary lender as collateral for the U.S. line of credit facility.
(b) Includes sales to the Company of $1,799,000 and $856,000 for the six months ended September 30, 1995 and 1994, respectively.
(c) E&H Partners was inactive for substantially all of the three month period ended June 30, 1994.

    The Company filed suit on July 5, 1995 in the State Court of New Jersey alleging Hopper Radio of Florida, Inc. ("Hopper"), the Company's partner in E&H Partners, Barry Smith, the President of Hopper, and three former employees of the Company (collectively, the "Defendants") have formed a business entity for the purpose of engaging in the distribution of consumer electronics and that the action of the Defendants in connection therewith violated certain duties owed to and rights of the Company.
E & H Partners has continued to operate since the filing of said lawsuit. However, the Company cannot predict at this time how this suit will, if at all, affect the joint venture or the Company.

                      EMERSON RADIO CORP. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition

General

   On August 30, 1995, the Company completed a private placement of $20,750,000 aggregate principal amount of Debentures, resulting in net proceeds to the Company of approximately $19,233,000 after the payment of commissions and other expenses of such offering. The proceeds of this offering were initially applied against the Company's United States secured credit facility to reduce present working capital costs. See Note 5 of Notes to Interim Consolidated Financial Statements included elsewhere in this Form 10-Q. Management's intention is to utilize its new capital to repay an intercompany balance with a foreign subsidiary, exploit new business opportunities via product line additions and extensions and the expansion of its distribution base and acquisitions.

    The Company also amended its United States secured credit facility effective as of August 24, 1995. The amendment includes, among other things, a reduction of 1% in the interest rate charged on borrowings, down to 1.25% above the stated prime rate, an extension on the term of the facility for one additional year to March 1998, an increase in working capital requirements, a reduction of other loan fees and charges under such facility and the release of the Lender's security interests in the trademarks of the Company. The trademarks are subject to a negative pledge covenant.
The modifications to its United States secured credit facility, together with the net proceeds from the sale of the Debentures should enable the Company to significantly reduce its costs of borrowings while permitting the Company to expand its product lines and distribution base.

  On February 22, 1995, the Company and Otake Trading Co. Ltd. and certain affiliates ("Otake"), previously the Company's largest supplier, entered into two mutually contingent agreements (the "Agreements"). Effective March 31, 1995, the Company granted a license of certain trademarks to Otake for a three-year term. The license permits Otake to manufacture and sell certain video products under the Emerson trademark to Wal-Mart Stores, Inc. ("Wal-Mart"), the Company's largest customer, in the U.S. and Canada.
As a result, the Company will receive royalties attributable to such sales over the three-year term of the Agreements in lieu of reporting the full dollar value of such sales and associated costs. The Company will continue to supply other products to Wal-Mart directly. Further, the Agreements provide that Otake will supply the Company with certain video products for sale to other customers at preferred prices for a three-year term. Under the terms of the Agreement, the Company will receive non-refundable minimum annual royalties from Otake to be credited against royalties earned from sales of video cassette recorders and players, television/video cassette recorder and player combination units, and color televisions to Wal-Mart. In addition, effective August 1, 1995, Otake assumed responsibility for returns and after-sale and warranty services on all video products manufactured by Otake and sold to Wal-Mart, including video products sold by the Company prior to August 1, 1995. As a result, the impact of sales returns on the Company's net sales and operating results are expected to be significantly reduced, effective with the quarter ended September 30, 1995 ("Fiscal
1996"). The Company expects to report lower direct sales in the fiscal year ending March 31, 1996 ("Fiscal 1996") as a result of the Agreements, but no negative material impact is expected on its net operating results for such year. The Company expects to realize a more stable cash flow over the three-year term of the Agreements, and expects to reduce short-term borrowings used to finance accounts receivable and inventory, thereby reducing interest costs.

     The Company reported a significant decline in its net direct sales for the first and second quarters of Fiscal 1996 as compared to the same periods in the fiscal year ended March 31, 1995 ("Fiscal 1995") primarily due to the licensed video sales. However, the Company's United States sales to other customers also declined due to increased price competition, primarily in video product categories, higher retail stock levels, a slowdown in retail activity and the extremely high level of sales achieved in the first six months of Fiscal 1995. The Company expects its United
States sales for the third quarter of Fiscal 1996 to be lower than the third quarter of Fiscal 1995, exclusive of the licensed video sales, due to the continuing weak retail climate and the increased level of price competition in video product categories. Net sales of video product to Wal-Mart in the third quarter of Fiscal 1995 (quarter ended December 31, 1994) were $86,625,000 or 45% of consolidated net sales.

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

Results of Operations

    Consolidated net sales for the  three and six months ended September
30, 1995 decreased $110,291,000 (or 56%) and $190,372,000 (or 57%) as compared to the same periods in Fiscal 1995, respectively. The effects of the Agreements described above accounted for substantially all of the decrease in sales (approximately 98%, or $107,964,000, and 91%, or $173,773,000, net of licensing revenues received), and as a result, sales to Wal-Mart were reduced to 24% and 21% of consolidated net sales for the three and the six month periods ended September 30, 1995, respectively, as compared to 58% and 54% for the same periods in Fiscal 1995. Net sales to Wal-Mart of video products bearing the Emerson trademark were reported by Otake to the Company to be $74,847,000 and $136,154,000 for the three and the six month periods ended September 30, 1995, respectively, or 28% and 18% lower than recorded by the Company in the same periods in Fiscal 1995. In addition, sales for the three and six months ended
September 30, 1995 decreased as a result of lower unit sales of televisions and television/video cassette recorder combination units due to increased price competition in these product categories substantially offset by an increase in unit sales of video cassette recorders, microwave ovens and audio products. The Company's Canadian operations reported a decline of $5.1 million and $6.5 million in net sales for the three and six month periods ended September 30, 1995, respectively, due to declines in unit volume and sales prices due to a weak Canadian economy. The Company's European sales decreased $1.7 million and $8.2 million for the three and six month periods ended September 30, 1995, respectively, relating to the Company's discontinuance of its Spanish branch, and plan to sell products in Spain through a distributor.

    Cost of sales, as a percentage of consolidated sales, was 91% for both the three and six month periods ended September 30, 1995 as compared to 93% for the same periods in Fiscal 1995. Gross profit margins in the three and the six month periods ended September 30, 1995 were favorably impacted by a change in product mix, the recognition of licensing income, reduced reserve requirements for sales returns due primarily to the Agreements with Otake, and reduced fixed costs associated with the downsizing of the Company's foreign offices, partially offset by lower sales prices, and lower realization on the resale of returned product due to increased price competition.

    The improvement in gross margins was also partially offset by the accrual of $3.9 million in the quarter ended September 30, 1994 of purchase discounts received from one of the Company's suppliers based on purchases from the supplier in calendar 1993. Due to the increase in the value of the Japanese Yen in 1995, and its impact on the cost of certain raw materials and subassemblies of the Company's suppliers, the Company has not received any purchase discounts from its suppliers in the first half of Fiscal 1996, and the Company has also absorbed certain price increases from its suppliers. Additionally, the Company has not been able to recover such price increases from its customers due to the increased price competition. To mitigate the impact of the Yen, the Company has been able to negotiate lower prices (including purchase discounts) from various sources of supply for certain audio products, commencing primarily in the second half of Fiscal 1996.

   Other operating costs and expenses declined $1,186,000 and $2,322,000 in the three and six month periods ended September 30, 1995 as compared to the same periods in Fiscal 1995, primarily as a result of a decrease in compensation expense and other expenses incurred to process product returns and after-sale services, relating to the Company's downsizing program, lower product returns and change in the resale arrangement for product returns (See Note 7 of Notes to Interim Consolidated Financial Statements) and to lower warranty expense related to the decline in sales.

     Selling, general and administrative expenses ("S,G & A") as a percentage of sales, was 7% and 8% for the three and six month periods ended September 30, 1995, as compared to 4% and 5% for the same periods in Fiscal 1995. In absolute terms, S,G & A decreased by $2,570,000 and $5,182,000 in the three and six month periods ended September 30, 1995 as compared to the same periods in Fiscal 1995. The decrease for the three months ended September 30, 1995 was primarily attributable to lower selling expenses attributable to the lower sales, lower professional fees due to bankruptcy costs incurred in the prior year and a reduction in fixed overhead costs relating to the Company's downsizing program in both the U.S. and in its foreign offices. Additionally, the decrease for the six months ended September 30, 1995 also included lower compensation expense relating to the downsizing. The increase in the S,G & A percentage of sales is due primarily to the allocation of fixed S,G & A costs over a significantly lower sales base resulting from the licensing of video sales. Additionally, the Company's exposure to foreign currency fluctuations, primarily in Canada and Spain, resulted in the recognition of net foreign currency exchange gains aggregating $239,000 and $671,000 in the three and six month periods ended September 30, 1995 as compared to $431,000 and $832,000 in the same periods in Fiscal 1995, respectively.

     Interest expense decreased by $49,000 in the three month period ended September 30, 1995 as compared to the same period in Fiscal 1995. The decrease in interest expense was attributable to the paydown of $19.2 million of the Company's borrowings under its United States secured credit facility with the proceeds of the lower rate Debentures, partially offset by a higher average interest rate on these borrowings. Interest expense for the six months ended September 30, 1995 increased $120,000 due to higher average borrowings under this credit facility at a higher average interest rate on these borrowings.

     As a result of the foregoing factors, the Company generated net earnings of $126,000 and incurred a net loss of $1,274,000 for the three and six month periods ended September 30, 1995, compared to a net earnings of $3,589,000 and $695,000 for the same periods in Fiscal 1995, respectively.

Liquidity and Capital Resources

   Net cash utilized by operating activities was $4,295,000 for the six months ended September 30, 1995. Cash was used to fund the loss from operations and higher accounts receivable balances, partially offset by the receipt of funds for purchase discounts accrued in Fiscal
1995.

   Net cash utilized by investing activities was $1,621,000 for the six months ended September 30, 1995. Investing activities consisted primarily
of capital expenditures for the purchase of new product molds.    In
the six months ended September 30, 1995, the Company's financing activities provided $3,197,000 of cash. Cash was provided by the private placement of $20,750,000 aggregate principal amount of Debentures. The proceeds of approximately $19,233,000, net of issuance costs, was initially used to reduce borrowings under the U.S. line of credit facility.

     The Company maintains an asset-based revolving line of credit facility with a U.S. financial institution (the "Lender"). The facility provides for revolving loans and letters of credit, subject to individual maximums and, in the aggregate, not to exceed the lesser of $60 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. All credit extended under the line of credit is secured by all U.S. and Canadian assets of the Company except for trademarks, which are subject to a negative pledge covenant. The interest rate on all borrowings is 1.25% above the prime rate. At September 30, 1995, there were approximately $12.0 million outstanding on the Company's revolving loan facility, and approximately $6.7 million of letters of credit outstanding issued for inventory purchases. Based on the "Borrowing
Base" amount at September 30, 1995, $16.1 million of the credit facility was not utilized. Pursuant to the terms of the credit facility the Company is required to maintain a minimum net worth of $42,000,000 excluding net proceeds ($5.7 million through September 30, 1995) received by the Company from the sale of equity securities. This minimum will increase to $50,000,000 effective January 1, 1996. However, no assurance can be given that the Company will be able to meet the increased net worth requirement.

     The Company's Hong Kong subsidiary maintains various credit facilities aggregating $114.3 million with a bank in Hong Kong consisting of the following: (i) a $12.3 million credit facility generally used for letters of credit for a foreign subsidiary's direct import business and affiliates' inventory purchases, (ii) a $2 million standby letter of credit facility, and (iii) a $100 million credit facility, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit with the Company's largest customer. At September 30, 1995, the Company's Hong Kong subsidiary had pledged $4 million in certificates of deposit to this bank to assure the availability of these credit facilities. At September 30, 1995, there were approximately $9.6 million and $10.4 million of letters of credit outstanding on the $12.3 million and $100 million credit facilities, respectively.

     The Company's Hong Kong subsidiary maintains an additional credit facility with another bank in Hong Kong. The facility provides for a $10 million line of credit for documentary letters of credit and a $10 million back-to-back letter of credit line collateralized by a $5 million certificate of deposit. At September 30, 1995, the Company's Hong Kong subsidiary had pledged $5.1 million in certificates of deposit to assure the availability of these credit facilities. At September 30, 1995, there were approximately $4.0 million of letters of credit outstanding on these credit facilities.

     In November 1995, the Company's Board of Directors approved a plan to repurchase up to 2 million of its common shares, or about 20 percent of the Company's current float of approximately 10 million shares, from time to time in the open market. The Company pointed out that although there are 40,252,772 shares outstanding, approximately 30 million shares are held directly or indirectly by its Chairman Geoffrey Jurick and the Company has agreed with Mr. Jurick that such shares will not be subject to repurchase. The stock repurchase program is subject to consent of certain of the Company's lenders, price and availability of shares, compliance with securities laws and alternative capital spending programs, including new acquisitions. The repurchase of common shares is intended to be funded by available working capital.

    Management's strategy to compete more effectively in the highly competitive consumer products market in the United States and Canada, is to combine innovative approaches to the Company's current product line, such as value-added promotions, augment its product line on its own or through acquisitions with higher margin complementary products, including personal and home security products, a home theater system, ready-to-assemble furniture, clocks and watches, and car audio products. The Company also intends to engage in the marketing of distribution, sourcing and other services to third parties. Management believes that these new products and services will contribute to the Company's sales and operating results commencing in the second half of Fiscal 1996. The Company also intends to undertake efforts to expand the international distribution of its products into areas where management believes low to moderately priced, dependable consumer electronics and microwave oven products will have a broad appeal. The Company has in the past and intends in the future to pursue such plans either on its own or by forging new relationships, including through license arrangements, partnerships or joint ventures.

   Management believes that cash flow from operations, the proceeds from the Debentures and the institutional financing described above will be sufficient to fund all of the Company's cash requirements for the next year for its core business and to exploit new business opportunities. Cash flow from operations may be negatively impacted by a decrease in the proportion of the Company's direct import sales to consolidated sales.
A lower percentage of direct import sales may require increased use of the Company's credit facility with the Lender and may restrict growth of the Company's sales. However, Management believes that it has sufficient working capital to finance its sales plan for the next year.


                EMERSON RADIO CORP. AND SUBSIDIARIES

                               PART II

                         OTHER INFORMATION

ITEM 1. Legal Proceedings.

      The information required by this item is included in Notes 6 and 7 of Notes to Interim Consolidated Financial Statements filed in
      Part I of Form 10-Q for the quarter ended September 30, 1995, and is incorporated herein by reference.

ITEM 6.   Exhibits and Reports on Form 8-K.

      (a) Exhibits pursuant to provisions of Item 601 of Regulation S-K are not applicable.

      (b)  Reports on Form 8-K:

           (1)  Current Report on Form 8-K dated July 10,
                1995, reporting matters under Item 5.

           (2)  Current Report on Form 8-K dated August 30,
                1995, reporting matters under Items 5 and 7.


                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          EMERSON RADIO CORP.
                                              (Registrant)

Date:  November 14, 1995                  /s/Geoffrey P. Jurick
                                          Geoffrey P. Jurick
                                          Chief Executive Officer


Date:  November 14 , 1995                 /s/Eugene I. Davis
                                          Eugene I. Davis
                                          President, Interim Chief
                                          Financial Officer