Form 10-Q
period 1995-12-31
EMERSON RADIO CORP
filed 1996-02-15
CIK 32621

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For  the  quarterly  period  ended               December  31,  1995

                                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number                      0-25226

                          EMERSON RADIO CORP.

       (Exact name of registrant as specified in its charter)

          DELAWARE                                     22-3285224
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

   9 Entin Road            Parsippany, New Jersey              07054
(Address of principal                                        (Zip code)
 executive offices)


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares of common stock outstanding as of December 31, 1995: 40,252,772.

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     EMERSON RADIO CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                      Nine  Months Ended        Three Months Ended
                                      December  31,              December  31,
                                      1995           1994       1995         1994

Net  sales  . . . . . . . . . . . . . $214,720    $529,111     $ 70,314    $194,333

Costs and Expenses:

    Cost  of sales . . . . . . . . . . 198,184     490,803       67,491     179,052

    Other operating costs
      and expenses. . . . . . . . . . .  3,529       6,777          983       1,910

   Selling, general & administrative
      expenses. . . . . . . . . . . . . 16,332      23,858        5,338       7,681
                                        ______     _______       ______     _______
                                       218,045     521,438       73,812     188,643
                                       _______     _______       ______     _______
Operating profit (loss). . . . . . . .  (3,325)      7,673       (3,498)      5,690

Interest  expense . . . . . . . . . . .   2,322      2,124        1,029         950
                                          _____      _____        _____       _____
Earnings (loss) before income taxes. . . (5,647)     5,549       (4,527)      4,740

Provision <benefit> for income taxes . .     26        196         (129)          82

Net earnings (loss). . . . . . . . . .  $(5,673)  $  5,353     $ (4,398)    $ 4,658
                                         =======   =======       =======      =====

Net earnings (loss) per common share .  $  (.15)  $    .12     $   (.11)    $   .10
                                         =======   =======       =======      =====
Weighted average number of common
   and common equivalent shares
    outstanding . . . . . . . . . . .    40,253     46,537       40,253      48,879
                                         ======     ======       ======      ======


The accompanying notes are an integral part of the interim consolidated financial statements.



              EMERSON RADIO CORP. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                    (In thousands of dollars)

                                             Dec.   31,      March 31,
                                                1995            1995
                                              (Unaudited)
ASSETS
Current Assets:
   Cash  and  cash equivalents  . . . . . . .   $  19,041    $ 17,020
   Accounts receivable (less allowances of
     $7,140  and $9,350, respectively) . . .  .    29,576      34,309
   Inventories   . . . . . . . . . . . . . .  .    42,385      35,336
   Prepaid  expenses and other current  assets     10,974      15,715
                                                  _______     _______
     Total  current assets . . . . . . . . .  .   101,976     102,380

Property and equipment - (at cost less
  accumulated depreciation and amortization
   of  $5,753 and $7,102, respectively) . . .  .    4,298       4,676
Other  assets . . . . . . . . . . . . . .  .  .  .  8,053       6,913
                                                  _______     _______
     Total  Assets . . . . . . . . . . . . .  . $ 114,327   $ 113,969
                                                  =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes  payable  . . . . . . . . . . . . . .  $  24,735   $  27,296
   Current  maturities of long-term debt . .  .       240         508
   Accounts payable and other current
     liabilities   . . . . . . . . . . . . .  .    14,083      18,982
   Accrued  sales returns  . . . . . . . . .  .     6,489      12,713
   Income  taxes payable . . . . . . . . . .  .       214         283
                                                   _______     ______
    Total  current liabilities  . . . . . .  .     45,761      59,782

Long-term  debt . . . . . . . . . . . . .  .  .    20,993         214
Other  non-current liabilities  . . . . .  .  .       354         322

Shareholders' Equity:
Preferred stock - $.01 par value, 10,000,000
  and 1,000,000 shares authorized,
  respectively, 10,000 shares issued and
   outstanding. . . . . . . . . . . . . .  .  .     9,000       9,000
Common stock - $.01 par value, 75,000,000
  shares authorized, 40,252,772. . . . . . . .
  shares  issued and outstanding. . . . . . . .       403         403
Capital  in  excess of par value . . . . . .  .   107,944     107,969
Accumulated  deficit  . . . . . . . . . . .  .    (70,284)    (64,086)
Cumulative  translation adjustment  . . .  .  .       156         365
                                                   ______     _______
     Total shareholders' equity   . . . . .  .     47,219      53,651

     Total Liabilities and Shareholders' Equity $ 114,327   $ 113,969
                                                 ========     =======


The accompanying notes are an integral part of the interim consolidated financial statements.





                 EMERSON RADIO CORP. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                       (In thousands of dollars)

                                                  Nine  Months   Ended
                                                       December 31,
                                                   1995               1994
Cash Flows from Operating Activities:

  Net  cash  used by operating activities. . . $ (11,478)         $(28,287)
                                                 ________          ________
Cash Flows from Investing Activities:

   Redemption of certificates of deposit. . . .      137             8,469
   Additions  to  property and equipment. . . .   (1,490)           (2,733)
   Other.  .  . . . . . . . . . . . . . . . . .     (522)               29
  Net cash (used) provided by investing            ______            _____
     activities . . . . . . . . . . . . . . . .   (1,875)            5,765
                                                   ______            _____
Cash Flows from Financing Activities:

  Net proceeds from private placement of
    Senior Subordinated Convertible
     Debentures  .  . . . . . . . . . . . . . .   19,220               -
  Net (repayments) borrowings under line of
     credit  facility. . . . . . . . . . .  . .   (2,561)           14,271
  Net proceeds from public offering of common
     stock. . .  . . . . . . . . . . . . . . .        -              5,701
   Other   .  .  . . . . . . . . . . . . . . .    (1,285)           (1,155)
  Net cash provided by financing                  _______           ______
     activities  .  . . . . . . . . . . . . .      15,374           18,817
                                                 ________           ______
Net increase (decrease) in cash and cash
   equivalents   . . . . . . . . . . . . . . .      2,021           (3,705)
Cash and cash equivalents at beginning
   of  year.  .  . . . . . . . . . . . . . . .     17,020            21,623
                                                   ______            ______
Cash  and  cash equivalents at end of period . .$  19,041(a)       $ 17,918(a)
                                                  =======           =======
Supplemental disclosure of cash flow information:

   Interest paid  . . . . . . . . . . . . . . . $   2,751          $ 2,198
                                                 ========           ======
   Income taxes paid  . . . . . . . . . . . . . $     153          $   298
                                                 ========           ======

(a)   The  balances  at December 31, 1995 and 1994  include  $9.0 million  and
      $6.0  million,  respectively,  of  cash  and   cash equivalents pledged
      to assure the availability of certain  letterof credit facilities.

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

      Due to the seasonal nature of the Company's consumer electronics business, the results of operations for the three and nine month periods ended December 31, 1995 are not necessarily indicative of the results of operations for the full year ending March 31, 1996.

NOTE 2

      Net loss per common share for the three and nine month periods ended December 31, 1995 are based on the net loss and deduction of preferred stock dividend requirements and the weighted average number of shares of common stock outstanding during the periods. These per share amounts do not include common stock equivalents assumed outstanding since they are anti-dilutive.

      Net earnings per common share for the three and nine month periods ended December 31, 1994 are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include shares issuable upon conversion of the Company's Series A Preferred Stock, exercise of stock options and warrants and shares issued (in February 1995) to former creditors primarily to satisfy an anti-dilution provision.

NOTE 3

      The provision (benefit) for income taxes for the three and nine month periods ended December 31, 1995 and 1994 consists primarily of taxes related to international operations. The provision (benefit) for the three and nine month periods ended December 31, 1995 also includes a refund for overpayment of Federal alternative  minimum taxes and a reversal of an overaccrual of prior year taxes on
international operations.   The  Company did not recognize tax
benefits for losses incurred by its domestic operations (after tax recognition of prior year book deductions) during the same periods.

NOTE 4

      Spare  parts  inventories,  net  of  reserves,  aggregating
$2,321,000  and  $2,763,000 at December 31, 1995  and  March  31,
1995, respectively, are included in "Prepaid expenses and other current assets".

NOTE 5

Long-term debt consists of the following:
(In thousands of dollars)
                                        Dec. 31,      March 31,
                                          1995          1995
8-1/2% Senior Subordinated
  Convertible Debentures
  Due 2002. . . . . . . . . . . .        $20,750        $   -
Notes payable to unsecured
  creditors . . . . . . . . . . .             94          465
Equipment notes and other . . . .            389          257
                                          ______          ___
                                          21,233          722
Less current obligations. . . . .            240          508
                                          ______         ____
                                         $20,993        $ 214
                                         =======        =====


      The 8-1/2% Senior Subordinated Convertible Debentures Due 2002
(the  "Debentures") were issued in August 1995.   The  Debentures
bear interest at the rate of 8-1/2% per annum, payable quarterly on March 15, June 15, September 15 and December 15, in each year. The Debentures mature on August 15, 2002. The Debentures are convertible into shares of the Company's Common Stock at any time prior to redemption or maturity at an initial conversion price of
$3.9875   per   share,  subject  to  adjustment   under   certain
circumstances. The Debentures are redeemable, at the option of the Company, after the expiration of three years from the date of issuance, in whole or in part, at an initial redemption price of 104% of principal, decreasing by 1% per year until maturity. The Debentures are subordinated to all existing and future Senior
Indebtedness   (as  defined  in  the  Indenture   governing   the
Debentures).   The Debentures restrict, among other  things,  the
amount of Senior Indebtedness and other indebtedness that the Company and, in certain instances, its subsidiaries, may incur. Each holder of Debentures has the right to cause the Company to redeem the Debentures if certain Designated Events (as defined) should occur. The Debentures are subject to certain restrictions on transfer, although the Company has registered the transfer of the Debentures and the underlying Common Stock.


NOTE 6

      The 30 million shares of Common Stock issued to GSE Multimedia Technologies Corporation, Fidenas International Limited L.L.C. and Elision International, Inc. on March 31, 1994, pursuant to the Company's bankruptcy restructuring plan, are the subject of certain legal proceedings. Transfer of certain shares owned by Fidenas International Limited L.L.C. have been enjoined by court orders issued in the United States Bankruptcy Court for the Southern District of New York and the Commonwealth of the Bahamas. The Company is not a party to any of the proceedings described in this paragraph; it is possible that a court of competent jurisdiction may order the turnover of all or a portion of the shares of Common Stock owned by such persons to a third party. A turnover of a substantial portion of the Common Stock could result in a "change of controlling ownership" prohibited pursuant to the terms of the Company's loan and security agreement with its primary United States lender and pursuant to the terms of the Debentures. Additionally, such a change in controlling ownership could result in a second "ownership change" under Internal Revenue Code Section 382, which could affect the Company's ability to use its net operating loss and tax credit carryforwards and may cause an adjustment of the conversion price of the Debentures. The Company does not believe the litigation or the results thereof will have a material adverse effect on the Company's financial position, but may result in certain changes in ownership of the Company with any resulting consequences as described in this paragraph.

      The Company has filed a shelf registration statement covering 5,000,000 shares of common stock owned by Fidenas International Limited L.L.C., which has reserved the ability to assign the right to sell certain of such shares to Elision International, Inc. and/or GSE Multimedia Technologies Corporation, to finance a settlement, if any, of the litigation described in the immediately preceding paragraph. The shares covered by the shelf registration are subject to certain contractual restrictions and may be offered for sale or sold only by means of a prospectus following registration under the Securities Act of 1933.

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

      On December 20, 1995, the Company filed suit in the United States District Court for the District of New Jersey against Orion Sales, Inc., Otake Trading Co. Ltd., Technos Development Limited, Shigemasa Otake, and John Richard Bond (collectively, the "Otake Defendants") alleging breach of contract, breach of covenant of good faith and fair dealing, unfair competition, interference with prospective economic gain, and conspiracy in connection with certain activities of the Otake Defendants under a license agreement covering the use of the "Emerson and G-Clef" trademark on sales of certain video products by the Otake Defendants to a significant customer of the Company and a supply agreement for the manufacture and sale of certain video products for the Company by certain of the Otake Defendants (collectively, the "Otake Agreements"). Mr. Bond is a former officer and sales representative of the Company, having served in the latter capacity until he became involved working for the other Otake
Defendants.   Certain  of  the other  Otake  Defendants  have
supplied the majority of the Company's purchases until the Company's most recent fiscal year. During the nine months ended December 31, 1995, such Otake Defendants supplied approximately 16% of the Company's total purchases.

      On December 21, 1995, Orion Sales, Inc. and Orion Electric (America), Inc. filed suit against the Company in the United States District Court, Southern District of Indiana, Evansville Division, alleging various breaches of the Otake Agreements by
the   Company,   including   breaches  of   the   confidentiality
provisions, certain payment breaches, breaches of provisions relating to product returns, and other alleged breaches of the
Otake   Agreements,  and  seeking  damages  in  the   amount   of
$2,452,656, together with interest thereon,   attorneys'  fees,
and  certain  other   costs.    The plaintiffs  in this action
have also filed for certain injunctive relief relating to certain of the allegations in their complaint. The  Company is seeking to
have the Indiana action moved  to  the New   Jersey   court  having
jurisdiction  over  the   Company's previously-filed  suit  relating
to the Otake Agreements and consolidating the actions in such court. The Company believes that the Indiana Court should so transfer the Indiana suit, and should do so prior to ruling
on  certain requests   for injunctive relief sought by the
plaintiffs in the Indiana action. As noted earlier, the Company is not as dependent on the Otake Defendants for its purchases as in previous years, and, while the outcome of the New Jersey and Indiana actions is not certain at this time, the Company believes it has meritorious defenses against the claims made by the plaintiffs in the Indiana action. In any event, the Company believes the results of that litigation should not have a material adverse effect on the financial condition of the Company or on its operations. Also, the Company cannot determine at this time the impact of the final outcome of the New Jersey and Indiana actions on either of the Otake Agreements, or whether any of the Otake Defendants will retain any rights to license certain products with the "Emerson and G-Clef" trademark.


NOTE 7

      The Company has a 50% investment in E & H Partners, a joint venture that purchases, refurbishes and sells all of the Company's product returns. The results of this joint venture are accounted for by the equity method. The Company's equity in the earnings of the joint venture is reflected as a reduction of cost of sales in the Company's unaudited interim Consolidated
Statements of Operations. Summarized financial information relating to the joint venture is as follows (in thousands):

                                     Dec. 31,    March 31,
                                        1995         1995
 Accounts receivable from
   joint venture (a)               $  13,255(a)      $15,283


                                        Nine Months Ended
                                          December 31,
                                       1995          1994

 Condensed income statement (d):
    Net sales                        $21,147(b)   $17,142
    Net earnings                         240(c)     2,396

____________________
(a) Secured by a lien on the partnership's inventory. Such lien has been assigned to the Company's primary lender as collateral for the U.S. line of credit facility.
(b) Includes sales to the Company of $3,731,000 and $2,384,000 for the nine months ended December 31, 1995 and 1994, respectively.
(c) Net earnings for the nine months ended December 31, 1995 includes a bad debt provision of approximately $1,575,000 for one customer.
(d) E&H Partners was inactive for substantially all of the three month period ended June 30, 1994.

      The  Company  filed  a complaint on July  5,  1995  in  the
Superior  Court  of  New Jersey, Morris County,  alleging  Hopper
Radio  of Florida, Inc. ("Hopper"), the Company's partner in  E&H
Partners, Barry Smith, the President of Hopper, and three  former employees  of the Company (collectively, the "Hopper Defendants")
have formed a business entity for the purpose of engaging in  the distribution of consumer electronics and that the action  of  the
Hopper Defendants in connection therewith violated certain duties owed  to,  and rights, including contractual rights arising  from two agreements, of the Company.  E & H Partners has continued  to operate  since the filing of said lawsuit. On January  25,  1996, the  New  Jersey  Court dismissed the Company's complaint  as  to
certain   of  the  Hopper  Defendants  based  upon  the   Court's
determination  that certain clauses contained in  the  agreements between  the  parties mandated Delaware as the more proper  forum for  Emerson's lawsuit.  The Company  is  considering  an  appeal of  this  determination.  The Company  also  filed suit on
January 27, 1996,  in  the  Delaware Chancery  Court, New Castle
County, as to those Hopper Defendants who   do  not  reside  in
New  Jersey,  which  contains  similar allegations  to  those
contained in the New  Jersey  suit.   The Delaware  suit also
seeks a preliminary injunction against those Hopper Defendants covered by the Delaware suit. The Company is considering its alternatives in this litigation, in light of certain procedural requirements of the Delaware Chancery Court. The Company cannot predict at this time how the New Jersey suit or the Delaware suit will, if at all, affect the joint venture or the Company.

Note 8

      Effective December 31, 1995, the Company and its primary U.S. lender agreed to recast the adjusted net worth covenant of its United States secured credit facility. The adjusted net
worth   covenant,  as  amended,  requires  the  Company to maintain a net worth of not less than  the sum of (i) the "Base Amount", plus
(ii) any proceeds received by the Company after December 31, 1995 from the sale of any equity or debt securities. The Base Amount is defined to be the amount of (i) $38,000,000 through September 30, 1996, (ii) $40,000,000 from October 1, 1996 through and including March 31, 1997 and (iii) $45,000,000 from and after April 1, 1997.

              EMERSON RADIO CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition

General

      On August 30, 1995, Emerson Radio Corp. (the "Company") completed a private placement of $20,750,000 aggregate principal amount of Debentures, resulting in net proceeds to the Company of approximately $19,220,000 after the payment of commissions and other expenses of such offering. The proceeds of this offering were initially applied against the Company's United States secured credit facility to reduce present working capital costs. See Note 5 of Notes to Interim Consolidated Financial Statements included elsewhere in this Form 10-Q. Management is utilizing its new capital to repay an intercompany balance with a foreign subsidiary, exploit new business opportunities via product line additions and extensions and the expansion of its distribution base, and may use such capital for acquisitions.

      The  Company also amended its secured  credit facility  with its primary United States lender  (the  "Lender") effective  as of
August 24, 1995.  The amendment includes,  among other  things, a reduction of 1% in the interest rate charged  on borrowings,  down to  1.25%  above the  stated  prime  rate,  an extension on the term of the facility for one additional year  to March  1998,  an  increase in working  capital  requirements,  a reduction of other loan fees and charges under such facility and the release of the Lender's security interests in the trademarks of the Company. In addition, the Company recast its adjusted net worth covenant on such facility effective December 31, 1995 (See Note 8 of Notes to Interim Consolidated Financial Statements).
The  trademarks are subject to a negative pledge  covenant.   The
modifications to its United States secured credit facility, together with the net proceeds from the sale of the Debentures, should enable the Company to reduce its effective cost of borrowing while permitting the Company to expand its product lines and distribution base.

     On February 22, 1995, the Company and one of the Company's suppliers and certain of its affiliates (collectively, the "Supplier") entered into two mutually contingent agreements (the  "Agreements").  Effective
March 31, 1995, the Company granted a license of certain trademarks to
the Supplier for a three-year term.   The license permits the Supplier to
manufacture and sell certain video products under the "Emerson and G-Clef" trademark to one of the Company's significant customers (the "Customer"), in the U.S. and Canada. As a result, the Company will receive royalties attributable to such sales over the three-year term of the Agreements in  lieu  of reporting  the  full  dollar value of such sales  and associated costs. The Company will continue to supply other products to the Customer directly.  Further, the  Agreements  provide  that  the
Supplier will supply  the Company with certain  video products for sale to
other customers at  preferred prices   for   a   three-year  term.
Under the  terms   of   the  Agreements,  the  Company  will
receive  non-refundable minimum annual royalties from the Supplier  to be credited against royalties earned from sales of video cassette recorders  and  players, television/video cassette  recorder  and player combination units, and color televisions to the Customer. In addition, effective August 1, 1995, the Supplier assumed responsibility for  returns  and after-sale and warranty services on  all  video products manufactured by the Supplier and sold to the Customer, including video products sold by the Company prior to August 1, 1995. As a result,  the impact of sales returns on the Company's  net  sales and  operating results have been significantly reduced, effective with the quarter ended September 30, 1995. The Company expects to report  lower  direct sales in the fiscal year ending  March  31,
1996 ("Fiscal 1996") as a result of the Agreements, but  no
negative material impact is expected on its net operating results for such year.  The Company expects to realize a more stable cash flow  over  the  three-year  term of the Agreements,  and
expects  to reduce short-term borrowings used to finance accounts
receivable  and inventory, thereby reducing interest costs.   The
Company and the Supplier are currently involved in litigation over certain matters concerning the terms of the Agreements.
(See  Note  6 of Notes  to  Interim  Consolidated Financial
Statements).

     The Company reported a significant decline in its net direct sales for the nine month period ended December 31, 1995 as compared to the same period in the fiscal year ended March 31, 1995 ("Fiscal 1995") primarily due to the licensed video sales. However, the Company's United States sales to other customers also declined due to increased price competition, primarily in video product categories, higher retail stock levels, a slowdown in retail activity and the extremely high level of sales achieved in the first nine months of Fiscal 1995. The Company expects its United States sales for the fourth quarter of Fiscal 1996 to be lower than the fourth quarter of Fiscal 1995, exclusive of the licensed video sales, due to the continuing weak retail climate and the increased level of price competition in video product categories. Net sales of video product to the Customer in the fourth quarter of Fiscal 1995 (quarter ended March 31, 1995) were $54,270,000 or 43% of consolidated net sales. On a pro forma basis, the Company's consolidated net sales, excluding video product sold to the Customer, for the quarter ended March 31, 1995, was $71,290,000.

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


Results of Operations

      Consolidated net sales for the three and nine months  ended
December   31,   1995   decreased  $124,019,000  (or   64%)   and
$314,391,000  (or  59%), respectively, as compared  to  the  same periods  in  Fiscal  1995. The effects of  the Agreements described above  accounted  for a  substantial  portion  of  the
decrease in sales (approximately 75%, or $93,500,000, and 85%, or $267,273,000, net of licensing revenues received), and as a result, sales to the Customer were reduced to 19% and 20% of consolidated net sales for the three and the nine month periods ended December 31, 1995, respectively, as compared to 51% and 53%
for the same periods in Fiscal 1995. Net sales to the Customer of video products bearing the "Emerson and G-Clef" trademark were reported by the Supplier to the Company to be $64,309,000 and $200,536,000 for the three and the nine month periods ended December 31, 1995, respectively, or 32% and 27% lower than recorded by the Company in the same periods in Fiscal 1995. In addition, sales for the three and nine month periods ended December 31, 1995 decreased as a result of lower unit sales of televisions and television/video cassette recorder combination units due to increased price competition in these product categories partially offset by an increase in unit sales of video cassette recorders and audio
products.   Furthermore, a decrease in unit  sales  of  microwave
ovens for the three months ended December 31, 1995 was partially offset by sales of new product line introductions including a home theater system, car audio and personal and home security products. The Company's Canadian operations reported a decline of $9.3 million and $15.8 million in net sales for the three and nine month periods ended December 31, 1995, respectively, due to declines in unit volume and sales prices due to a weak Canadian economy. The Company's European sales decreased $4.9 million and $13.1 million for the three and nine month periods ended December
31, 1995, respectively, relating to the Company's discontinuance of its Spanish branch, and plan to sell products in Spain through a distributor.

      Cost of sales, as a percentage of consolidated sales, was 96% and 92% for the three and nine month periods ended December
31, 1995 as compared to 92% and 93%, respectively for the same periods in Fiscal 1995. Gross profit margins in the three and the nine month periods ended December 31, 1995 were lower on a comparative basis due primarily to the recognition of large purchase discounts in the prior year periods and the recognition of a loss experienced by the Company's 50% owned joint venture that sells product returns in the third quarter of the current fiscal year. Additionally, the Company experienced lower sales prices and the allocation of reduced fixed costs over a lower sales base in the current fiscal year which were substantially offset by a change in product mix, the recognition of licensing income, reduced reserve requirements for sales returns and reduced fixed costs associated with the downsizing of the Company's foreign offices.

     The reduction in gross margins was also unfavorably impacted by the accrual of $3.8 million and $7.7 million in the three and nine month periods ended December 31, 1994, respectively, of
purchase    discounts   received  from  one  of   the   Company's
suppliers based  on purchases from the supplier in calendar years
1993  and 1994.   Due to the increase in the value of the Japanese
Yen in 1995, and its impact on the cost of certain raw materials and subassemblies of the Company's suppliers, the Company has not received any purchase discounts from its suppliers in the first half of Fiscal 1996, and the Company has also absorbed certain price increases from its suppliers. Additionally, the Company has not been able to recover such price increases from its customers due to increased price competition. To mitigate the impact  of  the value of the Yen, the Company has  been  able  to
negotiate  lower  prices  (including  purchase  discounts)   from
various sources of supply for certain audio products, commencing primarily in the second half of Fiscal 1996.

      Other operating costs and expenses declined $927,000 and $3,248,000 in the three and nine month periods ended December 31, 1995 as compared to the same periods in Fiscal 1995, primarily as a result of a decrease in (i) handling and freight charges associated with customer returns and exchanges due to the Agreements,
(ii) compensation expense and other expenses incurred to process product returns and after-sale services, relating to the Company's downsizing program and change in the resale arrangement for product returns (See Note 7 of Notes to Interim Consolidated Financial Statements).

      Selling, general and administrative expenses ("S,G & A") as a percentage of sales, was 8% for both the three and nine month periods ended December 31, 1995, as compared to 4% and 5% for
the  same   periods in  Fiscal 1995, respectively.   In  absolute
terms, S,G & A decreased by $2,343,000 and $7,526,000 in the three and nine month periods ended December 31, 1995 as compared to the same periods in Fiscal 1995, respectively. The decrease for the three and nine month periods ended December 31, 1995 was primarily attributable to lower selling expenses due to the lower sales, a reduction in compensation and fixed overhead costs relating to the Company's downsizing program in both the U.S. and
in   its  foreign  offices  and  lower  provisions  for  accounts
receivable  reserves  due  to  higher  realization  of   accounts
receivable. Additionally, the decrease for the nine months ended December 31, 1995 also included lower professional fees due to bankruptcy costs incurred in the prior year. The increase in the S,G & A as a percentage of sales is due primarily to the allocation of fixed S,G & A costs over a significantly lower
sales   base  resulting  from  the  licensing  of  video   sales.
Additionally,   the  Company's  exposure  to   foreign   currency
fluctuations, primarily in Canada and Spain, resulted in the recognition of net foreign currency exchange gains aggregating $497,000 in the nine month period ended December 31, 1995 as compared  to $72,000 in the same period in Fiscal 1995.  However,
the   Company  incurred  net  foreign  currency  exchange  losses aggregating $174,000 in the three month period ended December 31, 1995 as compared to $753,000 for the same period in Fiscal 1995.

      Interest expense increased by $79,000 and $198,000  in  the
three  and  nine   month  periods  ended December  31,  1995,
respectively, as compared to the same periods in Fiscal 1995. The increase in interest expense was attributable to interest incurred on the Debentures issued in August 1995, partially offset by lower average borrowings and lower average interest rates associated with the Company's United States secured credit facility.

      As a result of the foregoing factors, the Company incurred net losses of $4,398,000 and $5,673,000 for the three and nine month periods ended December 31, 1995, as compared to net earnings of $4,658,000 and $5,353,000 for the same periods in Fiscal 1995, respectively.

Liquidity and Capital Resources

      Net  cash  utilized by operating activities was $11,478,000 for  the  nine months ended December 31, 1995. Cash was  used  to fund  the  loss  from  operations and  higher  inventory  levels, partially  offset  by a decrease in accounts receivable  and  the receipt  of funds for purchase discounts accrued in Fiscal  1995.
License revenues earned from sales of video products by the Supplier to the Customer have not generated any cash in Fiscal 1996, since the minimum royalty payment received by the Company in Fiscal 1995 has not been exceeded as of December 31, 1995.

     Net cash utilized by investing activities was $1,875,000 for the nine months ended December 31, 1995. Investing activities consisted primarily of capital expenditures for the purchase of new product molds.

      In the nine months ended December 31, 1995, the Company's financing activities provided $15,374,000 of cash. Cash was provided by the private placement of $20,750,000 aggregate principal amount of Debentures. The proceeds of approximately $19,220,000, net of issuance costs, was initially used to reduce borrowings under the U.S. line of credit facility, and have since been used to repay an intercompany balance with a foreign subsidiary, and to fund costs for product line additions and extension and expansion of the Company's distribution base.

      The  Company  maintains an asset-based  revolving  line  of credit facility with the Lender.  The  facility provides for revolving loans and letters of credit, subject  to  individual maximums and, in the  aggregate,  not  to exceed  the  lesser of
$60 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. All credit extended under the line of credit  is secured by all U.S. and Canadian assets of the Company except for trademarks, which are subject to a negative pledge covenant. The interest rate on all borrowings is 1.25% above the
prime  rate.  At  December  31, 1995,  there  was   approximately
$24.7  million  outstanding  on  the  Company's  revolving   loan
facility, and approximately $2.5 million of letters of credit outstanding issued for inventory purchases. Based on the "Borrowing
Base" amount at December 31, 1995, $6.1 million of the credit facility was not utilized. Pursuant to the terms of the credit facility, as amended, the Company is required to maintain a minimum adjusted net
worth  of  $38,000,000, effective December 31,  1995.   This minimum
will increase to $40,000,000 effective October 1, 1996 and then to $45,000,000 effective April 1, 1997.

      The Company's Hong Kong subsidiary maintains various credit facilities aggregating $114.3 million with a bank in Hong Kong consisting of the following: (i) a $12.3 million credit facility generally used for letters of credit for a foreign subsidiary's direct import business and affiliates' inventory purchases, (ii) a $2 million standby letter of credit facility, and (iii) a $100 million credit facility, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit with the Company's largest customer. At December 31, 1995, the Company's Hong Kong subsidiary had pledged $4 million in certificates of deposit to this bank to assure the availability of these credit facilities. At December 31, 1995, there were approximately $4.2 million and $2.7 million of letters of credit outstanding on the $12.3 million and $100 million credit facilities, respectively.

      The Company's Hong Kong subsidiary maintains an additional credit facility with another bank in Hong Kong. The facility provides for a $10 million line of credit for documentary letters of credit and a $10 million back-to-back letter of credit line collateralized by a $5 million certificate of deposit. At December 31, 1995, the Company's Hong Kong subsidiary had pledged $5.0 million in certificates of deposit to assure the availability of these credit facilities. At December 31, 1995, there were approximately $3.3 million of letters of credit outstanding on these credit facilities.

      In November 1995, the Company's Board of Directors approved a  plan  to  repurchase up to 2 million of its common shares,  or about  20 percent of the Company's current float of approximately
10  million  shares, from time to time in the open  market.
Although there are 40,252,772  shares outstanding,  approximately
29.2  million  shares   are   held directly  or  indirectly by
affiliated entities of Geoffrey Jurick, Chairman and Chief Executive Officer of the Company. The Company has agreed with Mr. Jurick that such shares will not be subject to repurchase. The stock repurchase program is subject to consent of certain of the Company's lenders, certain court imposed restrictions, price and availability of shares,  compliance with securities laws and alternative  capital spending programs, including new acquisitions.  The repurchase of
common  shares   is  intended  to be funded by  working capital,
if and when available. It is uncertain at this time when the Company might be able to so repurchase any of its shares of Common
Stock.

      Management's  strategy to compete more effectively  in  the highly  competitive consumer products market in the United States
and   Canada  is  to   combine  innovative   approaches   to  the
Company's current product line, such as value-added promotions, augment its product  line  on  its own or through acquisitions  with  higher margin  complementary  products,  including  higher-end  consumer
electronics  products, personal and home  security  products,   a
home  theater  system, clocks  and watches,  and  car  audio  products.
The Company also also intends to engage in the marketing of distribution, sourcing and other services to third parties. In addition, Company intends to undertake efforts to expand the international distribution of its products into areas where management believes low to moderately priced, dependable consumer electronics and microwave oven products will have a broad appeal. The Company has in the past and intends in the future to pursue such plans either on its own or by forging new relationships, including through license arrangements, partnerships or joint ventures.

      Management believes that future cash flow from operations and the institutional financing described above will be sufficient to fund all of the Company's cash requirements for the next year for its core business and to exploit certain new business opportunities. Cash flow from operations may be negatively impacted by a decrease in the proportion of the Company's direct import sales to consolidated sales. A lower percentage of direct import sales may require increased use of the Company's credit facility with the Lender and may restrict growth of the Company's sales. However, management believes that it has sufficient working capital to finance its sales plan for the next year.


                EMERSON RADIO CORP. AND SUBSIDIARIES

                              PART II

                         OTHER INFORMATION

ITEM 1.   Legal Proceedings.

                The information required by this item is included in Notes 6 and 7 of Notes to Interim Consolidated Financial Statements filed in Part I of Form 10-Q for the quarter ended December 31, 1995, and is incorporated herein by reference.

ITEM 2.   Changes in Securities.

                (a)  On February 14, 1996, the Company filed
          a certificate of Amendment to its Certificate of Incorporation to increase the number of authorized shares of preferred stock from one million to ten million.

ITEM 4.   Submission  of  Matters  to  a  Vote  of  Security
          Holders.

          (a)   An Annual Meeting of Stockholders  was
          held on November 28, 1995.

          (b)  The following directors were elected at
          the Annual Meeting of Stockholders and constituted
          the   entire  Board  of  Directors  following  the
          Meeting:

           Robert   H.   Brown, Jr.
           Peter G. Bunger
           Raymond L. Steele
           Jerome H. Farnum
           Geoffrey P. Jurick
           Eugene I. Davis

               (c)  Other matters voted at Annual Meeting:

                    (i) Election of Directors:

                                            For       Against

           Robert   H.   Brown, Jr.     37,730,390    129,984
           Peter G. Bunger              37,730,270    130,194
           Raymond L. Steele            37,729,129    131,265
           Jerome H. Farnum             37,730,629    129,745
           Geoffrey P. Jurick           37,730,390    129,984
           Eugene I. Davis              37,730,270    130,194


                     (ii)  Amendment of certificate  of
            incorporation  to  increase  the  number   of
            authorized shares of preferred stock from one million to ten million - 31,990,968 shares for,
            1,554,343   shares  against  and 60,775 shares
            abstained.

                          (iii)  Adoption  of  1994  Non-Employee
            Director  Stock  Plan  -  37,331,250  shares  for,
            371,241   shares   against  and   102,128   shares
            abstained.

                          (iv) Appointment of Ernst & Young,  LLP
            to audit financial statements of the Company for the fiscal year ending in 1996 - 37,758,853 shares for, 43,238 shares against and 58,553 shares abstained.

ITEM 5.     Other Information.

                   (a)    The   Company  and  First  Cambridge
            Securities    Corporation   ("First Cambridge")
            entered   into  a  one-year  consulting  agreement
            dated as of December 8, 1995. Pursuant to the consulting agreement, First Cambridge agreed to provide financial consulting services in exchange for $6,000 per month and stock purchase warrants to be issued to First Cambridge, and/or officers of First Cambridge it so designates (see Exhibits
            10 e and 10 f below). The stock purchase warrants were issued to two officers of First Cambridge and entitle the holders thereof to purchase an aggregate of 250,000 shares of the Company's common stock at an exercise price of $4.00 per share, and expire on December 8, 2000.

ITEM 6.   Exhibits and Reports on Form 8-K.

                  (a)  Exhibits:

                     3(a) Amendment dated February 14,  1996
               to  the  Certificate of Incorporation  of  Emerson
               Radio Corp. ("Emerson").

                       3(b) Amendment dated November 28,  1995
               to the By-Laws of Emerson adopted March 1994.

                       10(a) Agreement dated as  of  January 1, 1996,
               between   Emerson  and Albert  G.  McGrath,   Jr.
               relating to termination of employment and agreement on consulting services.

                       10(b) Agreement dated as of January  31,
               1996, between  Emerson  and Merle  Eakins  relating
               to termination of employment  and   agreement on
               consulting services.

                       10(c)  Amendment No.  2  to  Financing
               Agreements, dated as of February 13, 1996.

                       10(d) Consulting Agreement, dated as of
               December   8,  1995  between  Emerson  and   First
               Cambridge Securities Corporation.

                       10(e) Common Stock Purchase Warrant
               Agreement to purchase 50,000 shares of Common
               Stock,  dated  as  of  December  8, 1995
               between  Emerson   and Michael Metter.

                       10(f)  Common  Stock  Purchase  Warrant
               Agreement  to  Purchase 200,000 shares  of  Common
               Stock, dated as of December 8, 1995 between Emerson and Kenneth A. Orr.

                       27 Financial Data Schedule  for  the nine
               months ended December  31, 1995.


                    (b)  Reports on Form 8-K:

                          During  the  three month  period  ended
               December 31, 1995, no Form 8-K was filed by the Company.


                EMERSON RADIO CORP. AND SUBSIDIARIES

                              PART II

                   OTHER INFORMATION - CONTINUED




                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   EMERSON RADIO CORP.
                                      (Registrant)





Date:  February 14, 1996        /s/  Geoffrey P. Jurick
                                     Geoffrey P. Jurick
                                     Chief Executive Officer





Date:  February 14, 1996        /s/  Eugene  I. Davis
                                     Eugene I. Davis
                                     President






                         INDEX TO EXHIBITS

                                                        PAGE NUMBER
                                                  IN SEQUENTIAL NUMBERING
EXHIBIT              DESCRIPTION                         SYSTEM

3(a)      Amendment  dated February  14,
          1996    to   the   Certificate    of
          Incorporation of Emerson Radio Corp.
          ("Emerson").

3(b)      Amendment  dated November  28,
          1995   to  the  By-Laws  of  Emerson
          adopted March 1994.

10(a)     Agreement  dated as  of  January  1,
          1996, between Emerson and Albert  G.
          McGrath, Jr. relating to termination
          of   employment  and  agreement   on
          consulting services.

10(b)     Agreement  dated as of  January  31,
          1996,   between  Emerson  and  Merle
          Eakins  relating to  termination  of
          employment    and    agreement    on
          consulting services.

10(c)     Amendment   No.   2   to   Financing
          Agreements, dated as of February 13,
          1996.

10(d)     Consulting  Agreement, dated  as  of
          December 8, 1995 between Emerson and
          First      Cambridge      Securities
          Corporation.

10(e)     Common    Stock   Purchase   Warrant
          Agreement to purchase 50,000  shares
          of   Common  Stock,  dated   as   of
          December 8, 1995 between Emerson and
          Michael Metter.

10(f)     Common    Stock   Purchase   Warrant
          Agreement to Purchase 200,000 shares
          of   Common  Stock,  dated   as   of
          December 8, 1995 between Emerson and
          Kenneth A. Orr.

27        Financial Data Schedule for the
          nine months ended December 31, 1995.