Form 10-K
period 1996-03-31
EMERSON RADIO CORP
filed 1996-07-01
CIK 32621

____________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                             _______________________
                                    FORM 10-K
(Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 1996

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

____________Delaware____________________         ____________22-3285224
(State or other jurisdiction of                  (I.R.S. Employer Identifcation
incorporation or organization)                   Number)

_______Nine Entin Road, Parsippany, NJ______     ___07054
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:_______(201) 884-5800_______

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                Name of each exchange on which registered

Common Stock, par value $.01      American Stock Exchange
per share

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 27, 1996 (computed by reference to the last reported sale price of the Common Stock on the American Stock Exchange on such date):  $30,278,133.

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.   [X]  YES   [   ]  NO.

Number of Common Shares outstanding at June 27, 1996:  40,252,772

      DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for the 1996 Annual Meeting of Stockholders: Part III

________________________________________________________________________________

                                     PART I

Item 1. BUSINESS

General

      Emerson Radio Corp. ("Emerson" or the "Company"), one of the nation's largest volume consumer electronics distributors, directly and through subsidiaries, designs, sources, imports and markets a variety of televisions and other video products, microwave ovens, audio, car audio, home theater, home and personal security products and clocks. The Company distributes its products primarily through mass merchants and discount retailers leveraging on the strength of its "EMERSON and G-Clef" trademark, a nationally recognized trade name in the consumer electronics industry. The trade name "Emerson Radio" dates back to 1912 and is one of the oldest and most well respected names in the consumer products industry. In addition, the Company offers audio products for sale under the "H.H. Scott" and "Electrophonic" brand names. Approximately $18 billion of factory sales are generated by the industry in the market segment in which the Company competes. In calendar year 1995, Emerson was among the top brand names in unit sales volume of video cassette recorders ("VCRs"), TV/VCR combinations and color televisions.

      The Company believes it possesses an advantage over its competitors due to the combination of (i) the "EMERSON and G-Clef" brand recognition, (ii) its extensive distribution base and established relations with customers in the mass merchant and discount retail channels of distribution, (iii) its sourcing expertise and established vendor relations, and (iv) an infrastructure with personnel experienced in servicing and providing logistical support to the domestic mass merchant distribution channel. Emerson intends to continue to leverage its core competencies to offer a broad variety of current and new consumer products to retail customers in developing markets worldwide. The Company has in the past and intends in the future to form joint ventures and enter into licensing agreements which will take advantage of the Company's trademarks and utilize the Company's logistical and sourcing advantages.

      The Company's core business consists of the distribution and sale of various low to moderately priced product categories, including black and white and color televisions, VCRs, video cassette players ("VCPs"), TV/VCR combination units, home stereo and portable audio products, car audio, home theater, home and personal security products, clocks and microwave ovens. The majority of the Company's marketing and sales of these products is concentrated in the United States and, to a lesser extent, Canada and certain other international regions. Emerson's major competition in these markets are foreign-based manufacturers and
distributors.   See "Business - Competition."

       The Company successfully restructured its financial position (the "Restructuring") through a plan of reorganization, confirmed by the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"), pursuant to the provisions of Chapter 11 of the Bankruptcy Code on March 31, 1994 ("Plan of Reorganization"). Through the Restructuring, the Company reduced its institutional debt by approximately $203 million. Additionally, in the fiscal year ended March 31, 1996 ("Fiscal 1996"), the Company has reduced its annual fixed operating costs by approximately 60% since the fiscal year ended March 31, 1993.

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

Company Products

     The Company directly and through subsidiaries designs, sources, imports and markets a variety of television and other video products, microwave ovens, audio, car audio, home theater, home and personal security products and clocks, primarily on the strength of its "EMERSON and G-Clef" trademark, a nationally recognized symbol in the consumer electronics industry. The Company's current product categories consist of the following:

        Video Products      Audio Products      Other

        Color televisions  Shelf systems      Home theater
        Black and white    CD stereo systems  Car audio
         specialty
         televisions
        Color specialty    Portable audio,    Microwave
         televisions        cassette and CD    ovens
                            systems
        Color TV/VCR       AM/FM Bicycle      Home and
         combination units  radios             personal
                                               security
        Video cassette     Personal audio,    Clocks
         recorders          cassette and CD
                            systems
        Specialty video    Digital clock
         cassette players   radios


      All of the Company's products offer various features. Color television units range in screen size from 5 inches to 25 inches and specialty color televisions are offered in 5 inch and 9 inch units. Combination units range in screen size from 9 inches to 25 inches. Portable audio systems incorporate
AM/FM radios and/or cassette and/or CD players in a variety of models. Microwave ovens range in size from 0.6 cubic feet to 1.2 cubic feet containing features such as turntables, key pad touch controls, auto defrost and multi-power levels. In Fiscal 1996, the Company introduced new product categories which include home theater systems, car audio, home and personal security products, and clocks. Industry sales of home theater audio components increased 45% in 1995, to $755 million. Emerson introduced two new products in this market segment during Fiscal 1996. Car audio aftermarket sales are estimated to have increased an average of 11% per year from 1990 to 1995. Declining prices have made CD car audio products more affordable and more visible to the retail discount consumer. The sale of home and personal security products and clocks allows the Company to promote the "EMERSON and G-Clef" brand name in retail stores' other departments.

Growth Strategy

      The Company's strategic focus is to: (i) develop and expand its distribution of consumer electronics products in the domestic marketplace to new customers and the development and sale of new products, such as home theater, car audio and home and personal security products; (ii) capitalize on opportunities to license the "EMERSON and G-Clef" trademark; (iii) leverage and exploit its sourcing capabilities, buying power and logistics expertise in the Far East either internally or on behalf of third parties; (iv) expand international sales and distribution channels; and (v) expand through strategic mergers and acquisitions of companies in similar or complimentary businesses.

       As part of its efforts to expand through strategic mergers and acquisitions, the Company has been pursuing the acquisition through merger of International Jensen Incorporated ("Jensen"). Jensen manufactures and distributes speakers for automobiles and the home-audio market. Initial contacts were made through Emerson's current financial advisor on the Company's behalf in 1995. On January 3, 1996, Jensen entered into and announced a merger agreement with Recoton Corporation ("Recoton"), whereby Jensen stockholders would be paid $8.90 per share in cash and Recoton stock. This merger agreement with Recoton also contemplated the contemporaneous sale of Jensen's original equipment manufacturing business ("OEM Business") to a group led by Mr. Robert
G. Shaw, Chairman of the Board, Chief Executive Officer and President of Jensen, for a purchase price which the Company's management believes is far less than the net book value of the OEM Business.

      Emerson  announced  its  initial merger  proposal  in  April  1996,  which contemplated a purchase price of $9.90 per share to all of Jensen's stockholders. Between April 1996 and the date hereof, Emerson has made a number of acquisition proposals, which currently contemplate the purchase of Jensen while retaining the OEM Business, none of which have been accepted by Jensen. On June 24, 1996, Jensen announced, and its board approved, a revised merger agreement with Recoton providing for the payment of $11.00 per share to Jensen's outside stockholders and $8.90 per share to Mr. Shaw and William Blair Leveraged Capital Fund, L.P. (the "Blair Fund"). Mr. Shaw and the Blair Fund own a majority of the outstanding stock of Jensen. This merger transaction with Recoton still contemplates the contemporaneous sale of the OEM Business to the group led by Mr. Shaw. Emerson believes that such sale is still at a price well below the value of the OEM Business. In response, Emerson announced a merger proposal on June 25, 1996, whereby Emerson would pay Jensen's public stockholders $12.00 per share and Mr. Shaw and the Blair Fund the same $8.90 per share that they have agreed to accept under the Recoton merger transaction. This proposal does not contemplate the separate sale of the OEM Business. Jensen announced its rejection of Emerson's offer on June 26, 1996, and Emerson announced on June 27, 1996, that its offer would remain open through Jensen's proxy solicitation process on the Recoton transaction. Emerson also indicated it planned to file proxy solicitation materials in opposition to the Recoton transaction.

      The Jensen/Recoton/Shaw transactions are the subject of certain litigation in the Chancery Court in Delaware which challenge the validity of such transaction and certain related transactions. The Company is not a party to such litigation. The Company and Jensen are also parties to litigation in the Federal District Court in Chicago, relating to alleged violations of the federal proxy rules and breaches of a confidentiality agreement by Emerson and its President, and a counterclaim brought by Emerson against Jensen and Mr. Shaw alleging fraud and fraudulent inducement in the execution of the confidentiality agreement. See "Legal Proceedings."

      The Company believes that the "EMERSON and G-Clef" trademark is widely recognized on a world-wide basis. A principal component of the Company's growth strategy is to utilize this brand name recognition together with the Company's reputation for quality and cost competitive products to aggressively promote its product lines within the United States and Canada and targeted geographic areas on an international basis. The Company's management believes that the Company will be able to compete more effectively in the highly competitive consumer electronics and microwave oven industries, domestically and internationally, by combining innovative approaches to the Company's current product line and augmenting its product line with complimentary products. The Company intends to pursue such plans either on its own, or by forging new relationships, including through license arrangements, partnerships or joint ventures. The Company has successfully negotiated definitive licensing arrangements with (i) one of its suppliers and certain of its affiliates (collectively, the "Supplier"), (ii) a distributor of consumer electronics accessories, and (iii) the Franklin Mint. See "Business-Licensing". Further, the Company is actively pursuing additional similar transactions.

Sales and Distribution

      The Company has an integrated system to coordinate the purchasing, sales and distribution segments of its operations. The Company receives orders from its major accounts electronically or by the conventional modes of facsimile, telephone or mail. The Company does not have long-term contracts with any of its customers, but rather receives orders on an ongoing basis. Products imported by the Company (generally from the Far East and Mexico) are shipped by ocean and/or inland freight and then stored in contracted public warehouse facilities for shipment to customers. All merchandise received by Emerson is automatically updated into the Company's on-line inventory system. As a purchase order is received and filled, warehoused product is labeled and prepared for outbound shipment to Company customers by common, contract or small package carriers.

      The Company also makes available to its customers (through subsidiaries) a direct import program, pursuant to which products are imported directly by the Company's customers. In Fiscal 1996 and the fiscal year ended March 31, 1995 ("Fiscal 1995"), products representing approximately 44% and 68% of net revenues, respectively, were imported directly from manufacturers to the Company's customers. If the Company experiences a decline in sales effected through direct imports and a corresponding increase in domestic sales, its working capital and inventory requirements will be incrementally affected. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Domestic Marketing

      In the United States, the Company markets its products primarily through mass merchandisers and discount retailers. Wal-Mart Stores, Inc. ("Wal-Mart" or the "Customer") accounted for approximately 18% and 53%, and Target Stores, Inc., accounted for approximately 16% and 10% of the Company's net revenues in Fiscal 1996 and Fiscal 1995, respectively. Net revenues from Wal-Mart in
Fiscal 1996 exclude sales of certain video products which are subject to a license/supply arrangement, effective March 31, 1995. As a result, the Company now reports royalty revenues attributable to such sales, in lieu of reporting the full dollar value of such sales and associated costs. See "Management's Discussion and Analysis of Results of Operations and Financial Condition." Net sales of these products to Wal-Mart accounted for approximately 47% of consolidated net revenues in Fiscal 1995. See "Business-Licensing." No other customer accounted for more than 10% of the Company's net revenues in either period.

      Approximately 58% and 34% of the Company's revenues in Fiscal 1996 and Fiscal 1995, respectively, were made through sales representative organizations which receive sales commissions and work closely with Company sales personnel. The sales representative organizations sell, in addition to the Company's products, allied, but generally non-competitive, products. In most instances, either party may terminate a sales representative relationship on 30 days' prior notice in accordance with customary industry practice. The Company utilizes approximately 30 sales representative organizations, including two through which approximately 19% and 14% of the Company's net revenues were made in Fiscal 1996 as compared to 10% each in Fiscal 1995. No other sales representative organization accounted for more than 10% of the Company's net revenues in either period. The remainder of the Company's sales are made to retail customers serviced principally by Company sales personnel. The Company has seven sales professionals based in the United States. The domestic sales force is based in the Company's New Jersey corporate headquarters, and in regional offices located in Missouri and Oregon.

Foreign Marketing

      While the major portion of the Company's marketing efforts are directed toward the United States, approximately 5% and 7% of the Company's net revenues in Fiscal 1996 and Fiscal 1995, respectively, were made to foreign customers in Canada, Central and South America, Spain and the Middle East. See Note L of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Licensing

      In Fiscal 1995, the Company successfully concluded licensing agreements with (i) the Supplier for the sale of certain video products bearing the "EMERSON and G-Clef" trademark to the Customer's locations in the United
States and Canada, (ii) Jasco Products Co., Inc. ("Jasco"), one of the largest domestic electronics accessory companies, for distribution of electronic accessories in the United States, and (iii) the Franklin Mint for distribution of classic Emerson Radio reproductions. The Company intends to pursue additional licensing opportunities and believes that such licensing activities has had and will continue to have a positive impact on operating results by generating royalty income with minimal costs, if any, and without the necessity of utilizing working capital or accepting customer returns.
See "Management's Discussion and Analysis of Results of Operations and
Financial Condition." The Company is also considering strategic alternatives for its North American video business not covered under the license agreement with the Supplier.

Design and Manufacturing

      The Company's design team is responsible for product development and works closely with the Company's manufacturers. The Company's engineers determine the detailed cosmetic and option specifications for new products, which typically incorporate commercially available electronic parts to be assembled according to the Company's designs. Accordingly, the exterior designs and operating features of the Company's products reflect the Company's judgment of current styles and consumer preferences. The Company's designs are tailored to meet the needs of the local market, particularly in the case of international distribution, where products are generally introduced on a country-by-country basis.

      The majority of the Company's products are manufactured by original equipment manufacturers in accordance with the Company's specifications. The manufacturers are primarily located in Hong Kong, South Korea, China, Malaysia, Thailand and Mexico. Certain of the Company's video products had been assembled by the Supplier in Indiana.

       During Fiscal 1996 and Fiscal 1995, approximately 93% and 89%, respectively, of the cost value of the Company's purchases consisted of imported finished goods. The Supplier, a manufacturer headquartered in Japan, supplied approximately 16% and 73%, respectively, of the Company's total purchases in Fiscal 1996 and Fiscal 1995. Approximately 52% of the cost value of the
Company's purchases in Fiscal 1995 were video products purchased from the Supplier and sold to the Customer. As a result of the supply and license agreements (the "Agreements") between the Company and the Supplier, the Company expects that purchases of finished goods from the Supplier over the three-year term of the Agreements will continue to be in lower proportions than in Fiscal 1995. See "Business-Licensing." The Agreements also provide that the Supplier will supply the Company with certain video products for sale to other customers at preferred prices for the three-year term. The Agreements are currently the subject of certain lawsuits filed by the Company and the Supplier. See "Legal Proceedings." Additionally, Daewoo Electronics Co. Ltd., Kong Wah, Imarflex, Mfg. Co., Ltd. and Musical Electronics Limited supplied approximately 21%, 17%, 14% and 12%, respectively, of the Company's total purchases in Fiscal 1996. No other supplier accounted for more than 10% of the Company's total purchases in Fiscal 1996 or Fiscal 1995. Except for the litigation with the Supplier (see "Legal Proceedings"), the Company considers its relationships with its suppliers to be satisfactory and believes that, barring any unusual shortages or economic conditions, it could develop, and has developed, alternative sources for the products it currently purchases. Except with respect to the Agreements with the Supplier, the Company does not have a contractual agreement with any of its suppliers and no assurance can be given that certain short-term shortages of product would not result if the Company were required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts.

Warranties

      The Company offers its United States and Canadian consumers limited warranties comparable to those offered to consumers by its competitors and accepts returns from its customers in accordance with customary industry practices.

Returned Products

      The Company's customers return product to the Company for a variety of reasons, including liberal retailer return policies, damage to goods in transit and occasional cosmetic imperfections and mechanical failure.

      Effective April 1, 1994, the Company formed a partnership ("Partnership") with Hopper Radio of Florida, Inc. ("Hopper"). The Company and Hopper each own a 50% interest in the Partnership. The Partnership was formed to purchase (i) all returned consumer electronics products in the United States from the Company, refurbish them, if feasible, and sell them refurbished or "As-Is" on a worldwide basis in all countries where the Company has trademark rights, and
(ii) new consumer electronics products from manufacturers sourced through a subsidiary of the Company or through third parties, if such new products could be obtained on more favorable prices and terms, for sale exclusively in Mexico and Central and South America.

      The partnership with Hopper has enabled the Company to control the costs associated with product returns by providing a stable selling price for returned products and increased inventory turnover by utilizing the distribution network of Hopper to sell products. The Partnership's profits and losses are allocated evenly and the general managerial activities are under the control of Barry Smith, who is also the President of Hopper. The Company previously refurbished certain products which were either sold as refurbished or, if not refurbished, sold "As-Is". See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

      Effective April 24, 1996, the Company and Hopper entered into an agreement (the "Hopper Amendment") which, among other things, amended certain provisions in the Partnership and Sales agreements and settled all outstanding litigation between the Company, Hopper and the other named parties. See "Legal Proceedings." Under the Hopper Amendment, Hopper advanced an additional $5 million to the Partnership, thereby increasing the liquidity of the Partnership and equalizing the investment of the partners and the sharing of cash flows. Additionally, the Hopper Amendment provides that the Partnership will continue to buy all of the Company's product returns in the U.S. through December 31, 1996, excluding defective product returns subject to the return to vendor agreements, as noted below. Subsequent to this date, either partner may give notice to dissolve the Partnership, with a wind-down period to be completed no later than six months from the date of such notice.

      To further reduce the costs associated with product returns, the Company has entered into "return to vendor" agreements with the majority of its suppliers. For a fee, the agreements permit the Company to return defective-product returns to the supplier and to receive in exchange an "A" quality unit. The agreements cover certain microwave oven, audio and video products. The Company expects to realize significant cost savings from such agreements commencing in the fiscal year ending March 31, 1997 ("Fiscal 1997").

Backlog

      From time-to-time, the Company has substantial orders from customers on hand. Management believes, however, that backlog is not a significant factor in its operations. The ability of management to correctly anticipate and provide for inventory requirements is essential to the successful operation of the Company's business.

Trademarks

     The Company owns the "EMERSON and G-Clef", "H.H. Scott" and "Scott" trademarks for certain of its home entertainment and electronic products in the United States, Canada, Mexico and various other countries. Of the trademarks owned by the Company, those registered in the United States must be renewed at various times through 2008 and those registered in Canada must be renewed at various times through 2007. The Company's trademarks are also registered on a worldwide basis, which registrations must be renewed at various times. The Company intends to renew all such trademarks. The Company considers the "EMERSON and G-Clef" trademark to be of material importance to its business. The Company owns several other trademarks, none of which is currently considered by the Company to be of material importance to its business. The Company has licensed certain applications of the "EMERSON and G-Clef" trademark to the Supplier, Jasco and the Franklin Mint on a limited basis. See "Business - Licensing."

Competition

      The market segment of the consumer electronics industry in which the Company competes generates approximately $18 billion of factory sales annually and is highly fragmented, cyclical and very competitive, supporting major American, Japanese and Korean companies, as well as numerous small importers. The industry is characterized by the short life cycle of products which requires continuous design and development efforts. Market entry is comparatively easy because of low initial capital requirements.

      The Company primarily competes in the low to medium-priced sector of the consumer electronics market. Management estimates that the Company has several dozen competitors, many of which are much larger and have greater financial resources than the Company. Emerson's major competitors are foreign-based manufacturers and distributors. The Company competes primarily on the basis of its products' reliability, quality, price and design, the "EMERSON and
G-Clef" trademark and service to retailers and their customers.  The
Company's products also compete at the retail level for shelf space and promotional displays, all of which have an impact on the Company's
established and proposed distribution channels.   See  "Management's
Discussion and Analysis of Results of Operations and Financial Condition."

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

Employees

      As  of  June  27, 1996, the Company had approximately 154 employees.   The
Company considers its labor relations to be generally satisfactory.

Item 2.  PROPERTIES

      The Company, directly and through its subsidiaries, leases warehouse and office space in New Jersey, Canada, Missouri and the Far East under leases expiring at various times from calendar 1996 to 1998, at minimum aggregate rentals as follows:

      Year Ending
       March 31,                                   (In Thousands)
          1997                                         1,608
          1998                                         1,197
          1999                                           329
                                                      $3,134

      In the past several years, the Company has closed substantially all of its leased or owned warehouse facilities in favor of utilizing public warehouse space as part of the Company's effort to convert fixed costs to variable costs. Such commitments are evidenced by contracts with terms of up to one year. The cost for the public warehouse space is primarily based on a fixed percentage of the Company's sales from each respective location. Such amounts are not included in the above table.

Item 3.  LEGAL PROCEEDINGS

Bankruptcy Claims

      Pursuant to the Plan of Reorganization and the Bankruptcy Code, all claims against the Company existing as of September 29, 1993, were discharged, except as specifically set forth in the Plan of Reorganization. See "Management's Discussion and Analysis of Results of Operations and Financial Condition." The Plan of Reorganization provides that unsecured creditors other than the Company's bank group and the holders of the senior notes holding pre-petition claims which are allowed, will receive unsecured promissory notes in the principal amount equal to 18.3% of the allowed amount of the claim; the notes would bear interest at a rate based on the London Interbank Offered Rate ("LIBOR") for one year obligations and would be payable as follows: (i) 35% of the outstanding principal is due 12 months from the date of issuance, and (ii) the remaining balance would be due 18 months from the date of issuance. The Company is presently contesting claims submitted by several creditors.

      The largest claim was filed on or about July 25, 1994 in connection with the rejection of certain executory contracts with two Brazilian entities, Cineral Electronica de Amazonia Ltda. and Cineral Magazine Ltda. (collectively, "Cineral"). The contracts were executed in August 1993, shortly before the Company's filing for bankruptcy protection. The amount claimed was $93,563,457, of which $86,785,000 represents a claim for loss of profits and $6,400,000 for plant installation and the establishment of offices, which were installed and established prior to execution of the contracts. The claim was filed as an unsecured claim and, therefore, will be satisfied, to the extent the claim is allowed by the Bankruptcy Court, in the manner other allowed unsecured claims were satisfied. The Company believes the Bankruptcy Court will separately review the portion of the claim for lost profits from the substantially smaller claim for actual damages. The Company has objected to the claim, intends to vigorously contest such claim and believes it has meritorious defenses to the highly speculative portion of the claim for lost profits and the portion of the claim for actual damages for expenses incurred prior to the execution of the contracts. Additionally, on or about September 30, 1994, the Company instituted an adversary proceeding in the Bankruptcy Court asserting damages caused by Cineral and seeking declaratory relief and replevin. A motion filed by Cineral to dismiss the adversary proceeding has been denied. The adversary proceeding and claim objection have been consolidated into one proceeding and discovery commenced. This action has been stayed since June 1995 by order of the Bankruptcy Court pending settlement negotiations. An adverse final ruling on the Cineral claim could have a material adverse effect on the Company, even though it would be limited to 18.3% of the final claim determined by a court of competent jurisdiction; however, in light of the foregoing, the Company believes the chances for recovery for lost profits are remote.

Teletech Litigation

      In December 1990, an action entitled Emerson Radio (Hong Kong) Limited (a wholly owned subsidiary of the Company) and Teletech (Hong Kong) Limited was commenced in the Supreme Court of Hong Kong High Court (the "Teletech Action") by Emerson Radio (Hong Kong) Limited ("Emerson (H.K.)") against Teletech (Hong
Kong) Limited ("Teletech"). The Statement of Claim (the "Claim"), filed and served in March 1991, alleges that Teletech breached its agreements to sell cordless telephones and telephone answering machines to Emerson (H.K.). The Claim seeks damages of approximately $1,000,000. In March 1991, Teletech filed a counterclaim that essentially denies the allegations and alleges that Emerson (H.K.) breached its agreement to purchase cordless telephones and telephone answering machines arising from wrongful cancellation of placed orders. The counterclaim seeks damages of approximately $1,700,000. In May 1991, Emerson (H.K.) filed a reply to the counterclaim denying the allegations in the counterclaim. The case is presently dormant. This litigation was not affected by the bankruptcy proceedings.

Otake Litigation

      On December 20, 1995, the Company filed suit in the United States District Court for the District of New Jersey against Orion Sales, Inc., Otake Trading Co. Ltd., Technos Development Limited, Shigemasa Otake, and John Richard Bond, Jr. (collectively, the "Otake Defendants") alleging breach of contract, breach of covenant of good faith and fair dealing, unfair competition, interference with prospective economic gain, and conspiracy in connection with certain activities of the Otake Defendants under certain agreements between the Company and the Otake Defendants. Mr. Bond is a former officer and sales representative of the Company, having served in the latter capacity until he became involved working for the other Otake Defendants. Certain of the other Otake Defendants have supplied the majority of the Company's purchases until the Company's most recent fiscal year.

      On December 21, 1995, Orion Sales, Inc. and Orion Electric (America), Inc. filed suit against the Company in the United States District Court, Southern District of Indiana, Evansville Division, alleging various breaches of certain agreements by the Company, including breaches of the confidentiality provisions, certain payment breaches, breaches of provisions relating to product returns, and other alleged breaches of those agreements, and seeking damages in the amount of $2,452,656, together with interest thereon, attorneys' fees, and certain others costs. While the outcome of the New Jersey and Indiana actions are not certain at this time, the Company believes it has meritorious defenses against the claims made by the plaintiffs in the Indiana action. In any event, the Company believes the results of that litigation should not have a material adverse effect on the financial condition of the Company or on its operations. To date, all royalty payments due under the license agreement with the Supplier have been made.

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

      On March 9, 1994, the Company filed an adversary complaint with the Bankruptcy Court, to obtain a declaratory judgment against the Franchise Tax Board with regard to this matter. The Franchise Tax Board filed its response on April 6, 1994. On July 26, 1994, the Franchise Tax Board moved to dismiss the adversary proceeding for the purpose of litigating the deficiency with the California State Board of Equalization and requested the Bankruptcy Court to abstain. On October 19, 1994, the Bankruptcy Court entered an Order of Abstention which directed the parties to litigate in California. The Company appealed. The District Court of New Jersey has affirmed the Order of Abstention. The Company has appealed the District Court Order to the Third Circuit Court of Appeal. The Third Circuit Court of Appeal heard oral arguments on the merits on June 28, 1996, but has not yet rendered its decision.

      However, as a result of the District Court's dismissal of the proceeding, the Company was advised that the automatic stay under Section 362 of the Bankruptcy Code was lifted and the Company must now continue the proceedings in California's State Board of Equalization. Subsequent to entry of the District Court order, the Company filed its reply brief with the California State Board of Equalization on October 27, 1995.

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

Litigation Regarding Certain Outstanding Common Stock

      Subsequent to confirmation of the Plan of Reorganization, litigation arose among the principal shareholders of Fidenas Investment Limited ("FIL"), the Company's largest shareholder prior to confirmation of the Plan of Reorganization, with respect to various business relations and transactions entered into among the shareholders, certain affiliates and their principals, including Geoffrey Jurick, the Company's Chairman and Chief Executive Officer, and Petra and Donald Stelling. Mr. Stelling was the former Chairman of the Company; he resigned on December 2, 1993 as a director and as Chairman, creating uncertainty about the ability of FIL to honor its commitment to the Company and the Company's bank group to satisfy its obligations to infuse $75 million in funds for the purpose of financing the Restructuring. A proceeding was commenced in the Commonwealth of Bahamas by one of its shareholders, a Bahamian entity controlled by Petra Stelling, wife of Donald Stelling, for the winding-up of FIL. The liquidator appointed by the Bahamian Court for the winding-up of FIL commenced litigation against the predecessor of Fidenas International Limited, L.L.C. ("FIN"), presently the Company's largest stockholder, and Mr. Jurick with respect to claims arising from the acquisition of the Company's Common Stock by GSE Multimedia Technologies Corporation ("GSE") and FIN. On April 18, 1996, the Official Liquidator of FIL filed a complaint in the United States District Court in Newark, New Jersey (the "Court"), seeking damages and injunctive relief with respect to certain shares of Emerson Common Stock held in the names of FIN, GSE, and Elision International, Inc. ("Elision").

      The Stelling interests have pursued Mr. Jurick and certain business associates (including Mr. Peter Bunger and Jerome Farnum, directors of the Company) and affiliates in actions in Switzerland for certain claims relating to their business relationships and transactions. Based on certain charges raised by the Stellings, the Swiss authorities commenced investigations and have questioned Messrs. Jurick, Bunger and Farnum. While the investigation is still pending, none of Messrs. Jurick, Bunger or Farnum have been charged or indicted by the Swiss authorities, and, in connection with the settlement discussed below, letters will be sent to the Swiss authorities requesting the discontinuance of the criminal investigations of these individuals. The Federal Banking Commission of Switzerland has issued a decree purporting to determine that certain entities affiliated with Messrs. Jurick and Farnum are subject to Swiss banking laws and have engaged in banking activities without a license.

      The Company filed suit in the Court on July 14, 1994, naming Petra and Donald Stelling as defendants, alleging, among other things, breaches by Mr. Stelling of fiduciary duties and breaches of contract by Mr. Stelling, as agent, and Mrs. Stelling, as principal, and seeking monetary damages as well as declaratory judgments that the provisions of the Plan of Reorganization providing for releases do not apply to the Stellings and that they are estopped from claiming any interest in the Company. The Stellings filed a motion to dismiss the suit.

      An Official Liquidator was appointed in the Commonwealth of Bahamas for Fidenas International Bank Limited ("FiBank") (which management believes to be a holder of approximately 18% of the shares of Elision and approximately 11% of the shares of GSE). The Official Liquidator filed an action in the Bahamas and in the United States District Court on behalf of FiBank with respect to certain shares of Common Stock issued to FIN in conjunction with the Restructuring. An injunction on the transfer of such stock was issued by the Bahamian Court and the transfer of such shares has been restrained and the subject shares deposited into the registry of the Court pending further order.

      Barclays Bank PLC ("Barclays"), a creditor of Elision, has requested and obtained a preliminary injunction (still in effect) issued by a state court in Massachusetts, which enjoins Elision from transferring any interest in Elision's assets, other than in the usual course of business. In addition, Barclays obtained a default judgment against GSE in the amount of $1,835,423.26 in a state court in New York.

      On June 11, 1996, Barclays, Petra Stelling, the Official Liquidator of FiBank (collectively, the "Creditors"), Mr. Jurick, the Company (together with the Creditors, the "Lead Parties"), FIN, Elision, GSE and the Official Liquidator of FIL signed a Stipulation of Settlement and Order (the "Settlement Agreement") providing for a settlement of all litigation among them on a global
basis.   Under the Settlement Agreement, Mr. Jurick and FIN have agreed  to  pay the Creditors the aggregate sum of $49.5 million (the "Settlement Amount") and Mr. Jurick will be paid the sum of $3.5 million, contemplated to be solely from the proceeds of the sale of shares of Emerson's Common Stock (the "Settlement Shares") owned by FIN, GSE, and Elision (the "Jurick Payment" and, together with the Settlement Amount, the "Aggregate Amount"). On the effective date of the Settlement Agreement, all Settlement Shares owned by GSE and Elision will be transferred to and registered in FIN's name, and all Settlement Shares will be deposited with and remain in the custody of the Court, to prevent defaults under the Company's borrowing facilities.

      The Settlement Shares (consisting of 29,152,542 shares of Emerson's Common Stock) will be divided into two pools. The "Pool A Shares" initially will consist of 15,286,172 Settlement Shares. The "Pool B Shares" will consist of the number of Settlement Shares with respect to which Mr. Jurick must retain beneficial ownership of voting power to avoid an event of default arising out of a Change of Control under the Company's Indenture relating to its 8-1/2% Senior Subordinated Convertible Debentures Due 2002 and its United States secured credit facility. All Settlement Shares will be pledged to secure all obligations under the Settlement Agreement, but the Pool B Shares generally will not be available for sale or release from the custody of the Court or subject to foreclosure, to prevent defaults under the Company's borrowing facilities.

      FIN (which is controlled by Mr. Jurick) will retain title to and the voting power over all Settlement Shares, but will provide notice to the Creditors prior to certain stockholder votes. The Creditors may seek to have the Court direct FIN to vote against any proposal of the Emerson Board, but the Emerson Board may withdraw and not solicit any vote of its stockholders with respect to such proposal.

     The Settlement Agreement contemplates the employment of a marketing advisor (the "Advisor"), based on a recommendation by the Company, which must be approved by all of the other Lead Parties. If all Lead Parties do not approve an Advisor, an alternative mechanism exists for the Court to appoint the Advisor. The Advisor will formulate a marketing plan for the sale from time to time of the Pool A Shares and will also appoint the Settlement Agent, who will administer certain ministerial aspects of the settlement. On the date hereof, based on the closing price of the Company's Common Stock on June 28, 1996, the Pool A Shares have an aggregate market value of approximately $45.9 million. In formulating the marketing plan, the Advisor will take into account the interests of all of the Lead Parties, including the interests of the Company's minority stockholders. Sales may be made of the Settlement Shares in accordance with the marketing plan pursuant to a registered offering if the sales price is not less than 90% of the average of the three most recent closing prices (the "Average Closing Price"), or, other than in a registered offering, of up to 1% of the Emerson Common Stock outstanding per quarter, if the sales price is not less than 90% of the Average Closing Price. Any other attempted sale may be made only after notice to all Lead Parties, any of which may request that the Court conduct an expedited hearing contesting whether such sale should proceed.

     No definite time has been provided for the sale of any shares or the full payment of the Aggregate Amount. However, a Creditor may apply to the Court, on notice to all other Lead Parties, to terminate the Settlement Agreement, based on the totality of the circumstances, on the grounds that its goals and
purposes are not reasonably likely to be realized.   The Creditors will be
able to resort to consent judgments against Mr. Jurick and his affiliates if the Settlement Agreement is terminated.

      The Settlement Agreement ends all litigation over ownership of the Settlement Shares. The Company has executed the Settlement Agreement to facilitate the settlement process. The Company's rights and obligations under the Settlement Agreement include the following:

1. The Company will advance certain expenses of the Advisor and the Settlement Agent and advance the reasonable fees and expenses for registration of the Settlement Shares, in each instance to be reimbursed from the proceeds of the first sales of the Settlement Shares.

2. If an offer to purchase Settlement Shares that would result in a Change of Control of the Company (i.e., beneficial ownership of 25% of more of the Company's Common Stock) were to occur, the offeror will be required to meet with the Company's independent directors and President, or their successors (the "Special Committee"), and the Special Committee will determine whether to approve such offer in the exercise of their fiduciary duties under applicable Delaware law. Any of the Creditors may apply to the Court to permit an exception, subject to the legal standard set forth in the immediately preceding sentence. The Company intends to seek stockholder approval of an amendment to its Certificate of Incorporation to embody this provision therein.

3. The Company has agreed to register the offer and sale of the Pool A Shares as set forth in the marketing plan. The Company previously has filed a shelf registration statement covering five million Settlement Shares owned by FIN to finance a settlement, which is subject to certain contractual restrictions and may be offered for sale or sold only by means of an effective registration statement.

4. The Lead Parties have agreed that Mr. Jurick will limit his total cash compensation not to exceed $750,000 until the Settlement Amount has been paid. The Company has also agreed not to grant Mr. Jurick any additional non-cash compensation. On the date hereof, Mr. Jurick owns options to acquire 600,000 shares of Emerson Common stock at an exercise price of $1.10 per share. Mr. Jurick will continue to receive reimbursement of reasonable business expenses pursuant to the Company's policies.

           For the Settlement Agreement to become effective, the certificates representing certain of the Settlement Shares that are still held by the Swiss authorities must be received by the Court, the Settlement Agreement must be approved by the Court following a hearing on notice to interested parties, outstanding injunctions must be dissolved, and certain other documents must be received by the Court. The Lead Parties are currently working to resolve these matters. The Settlement Agreement is to become effective by December 31, 1996, or it may be withdrawn after that time if not yet effective. Requests are to be made by Petra Stelling to the Swiss authorities to discontinue the investigations involving Messrs. Jurick, Bunger, and Farnum, as described above.

Hopper Litigation

      The Company filed a complaint on July 5, 1995 in the Superior Court of New Jersey, Morris County, alleging that Hopper, Barry Smith and three former employees of the Company (collectively, the "Hopper Defendants") formed a business entity for the purpose of engaging in the distribution of consumer electronics and that the action of the Hopper Defendants in connection therewith violated certain duties owed to, and rights including contractual rights from, two agreements with the Company. The Partnership continued to operate after the filing of the lawsuit.

     On January 25, 1996, the New Jersey Court dismissed the Company's complaint as to certain of the Hopper Defendants based upon the Court's determination that certain clauses contained in the agreements between the parties mandated Delaware as the more proper forum for the Company's lawsuit. The Company also filed suit on January 27, 1996, in the Delaware Chancery Court, New Castle County, as to those Hopper Defendants who did not reside in New Jersey, which contained similar allegations to those contained in the New Jersey suit. The Delaware suit also sought a preliminary injunction against those Hopper Defendants covered by the Delaware suit.

      Effective April 24, 1996, the Company and Hopper entered into the Hopper Amendment which, among other things, amended certain provisions in the Partnership and Sales Agreements and settled all outstanding litigation between the Company, Hopper and the other named parties. Under the Hopper Amendment, Hopper advanced an additional $5 million to the Partnership, thereby increasing the liquidity of the Partnership and equalizing the investment of the partners and the sharing of cash flows. Additionally, the Hopper Amendment provides that the Partnership will continue to buy all of the Company's product returns in the United States through December 31, 1996 excluding defective product returns subject to the return to vendor agreements. See "Business-Returned Products." Subsequent to this date, either partner may give notice to dissolve the Partnership, with a wind-down period to be completed no later than six months from the date of such notice.

Jensen Litigation

     On May 10, 1996, Jensen filed an action in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company and its President, Eugene I. Davis, for violations of proxy solicitation rules and for  breach  of a confidentiality agreement with Jensen.  On May 14,  1996,  the
Court entered a temporary restraining order against the Company and its President, which has subsequently lapsed, enjoining them from (i) further solicitation of Jensen's stockholders or their representatives until the Company has filed a Proxy Statement with the Securities and Exchange Commission which complies with the provisions of Regulation 14A of the Securities Exchange Act of 1934; (ii) making further solicitation containing false and misleading or misleading statements of material fact or material omissions; and (iii) disclosing confidential information in violation of the confidentiality agreement. On May 20, 1996, the Company filed a counterclaim in this action alleging that Jensen and Mr. Shaw fraudulently induced the Company to enter into a confidentiality agreement and failed to negotiate with the Company in good faith. In its counterclaim, the Company requests such other equitable or other relief as the Court finds proper and an award of attorneys' fees and expenses. The Company and its President intend to vigorously defend Jensen's claim against the Company and to vigorously pursue its counterclaim against Jensen and Mr. Shaw. The Company believes that Jensen's claims are without basis, that it has meritorious defenses against Jensen's claim and that the litigation or results thereof will not have a material adverse effect on the Company's consolidated financial position. See "Business - Growth Strategy."

Other Litigation

      The Company is involved in other legal proceedings and claims of various types in the ordinary course of business. While any litigation to which the Company is a party contains an element of uncertainty, management presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened (including the actions noted above), or all of them combined, will not have a material adverse effect on the Company's consolidated financial position.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1996.

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

      Prior to confirmation of the Plan of Reorganization on March 31, 1994, there were approximately 4,500 stockholders of record of the common stock of the Company's predecessor. The shares of such stockholders were terminated and cancelled on the effective date of the Plan of Reorganization. Such shares had been traded on the New York Stock Exchange until trading was suspended on October 6, 1993 and the shares delisted on April 15, 1994.

     The following table sets forth the range of high and low bid prices for the Company's Common Stock as reported by the National Quotations Bureau for the period September 1, 1994 through December 21, 1994 and the range of high and low sales prices as reported by the American Stock Exchange from December 22, 1994.


        Fiscal 1995         High          Low
        Second Quarter      $1-1/2        $1
        Third Quarter        2-7/8          15/16
        Fourth Quarter       3-3/8         2


        Fiscal 1996         High          Low

        First Quarter       $3-1/8        $2-1/4
        Second Quarter       3-3/4         2-1/4
        Third Quarter        3             1-3/8
        Fourth Quarter       2-7/8         1-3/4


     The Series A Preferred Stock and Warrants outstanding are freely tradeable; however, there is no established trading market for either security.

     (b)  Holders

      At June 27, 1996, there were approximately 450 stockholders of record of the Company's Common Stock, and 21 holders of record of the Series A Preferred Stock and 14 holders of the Warrants.

     (c)  Dividends

     The Company's policy has been to retain all available earnings, if any, for the development and growth of its business. The Company has never paid cash dividends on its Common Stock. In deciding whether to pay dividends on the Common Stock in the future, the Company's Board of Directors will consider factors it deems relevant, including the Company's earnings and financial condition and its working capital and anticipated capital expenditures. The Company's United States credit facility and the Indenture contain certain dividend payment restrictions on the Company's Common Stock. Additionally, the Company's Certificate of Incorporation, defining the rights of the Series A Preferred Stock, prohibits Common Stock dividends unless the Series A Preferred Stock dividends are paid or put aside. The Series A Preferred Stock earns dividends, payable on a quarterly basis, at a 7% dividend rate through March 31, 1997, then declining by a 1.4% dividend rate each succeeding year until March 31, 2001 when no further dividends are payable.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The Company changed its fiscal year end from December 31 to March 31, commencing with the period ended March 31, 1992. The following table sets forth selected consolidated financial data of the Company for the years ended March 31, 1996, 1995, 1994 and 1993, the three months ended March 31, 1992 and the year ended December 31, 1991. The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Results of Operations and Financial Condition" set forth elsewhere in this Form 10-K.

                               Three
                      Year     Months     Year      Year     Year     Year
                      Ended    Ended      Ended     Ended    Ended    Ended
                       Dec.     Mar.       Mar.      Mar.     Mar.    Mar.
                       31,      31,        31,       31,      31,      31,
                       1991     1992       1993      1994     1995     1996
                                (In thousands, except per share data)

Summary of Operations:
Net Revenues:
Core Business (1)    $716,651  $169,936  $741,357   $487,390  $654,671 $245,667
Personal Computers
 and Other             73,555     1,562
                     $790,206  $171,498  $741,357   $487,390  $654,671 $245,667
Net Earnings (Loss) (2):
Before Extraordinary
 Gain                $(60,746) $ (6,976) $(56,000)  $(73,654) $  7,375 $(13,389)
Extraordinary Gain                                   129,155
                     $(60,746) $ (6,976) $(56,000)  $ 55,501  $  7,375 $(13,389)

Balance Sheet Data at
Period End:
Total Assets         $226,131  $216,693  $194,510   $119,021  $113,969 $ 96,576
Current Liabilities
 (3)                  218,504   215,069   249,307     76,083    59,782   35,008
Long-Term Debt (3)        130       157       151        227       214   20,886
Shareholders' Equity
 (Deficit)              4,550    (1,480)  (57,895)    42,617    53,651   40,382
Working Capital
 (Deficit)            (29,503)  (36,003)  (89,949)    32,248    42,598   50,306
Current Ratio          0.9 to    0.8 to    0.6 to     1.4 to    1.7 to   2.4 to
                          1        1          1         1          1       1

Per Common Share:
Net Earnings (Loss) Per
 Common Share (2) (4):
Before Extraordinary
 Gain                 $( 1.60)  $(0.18)  $(1.47)    $(1.93)   $ 0.16     $(0.35)
Extraordinary Gain                                    3.38
                      $( 1.60)  $(0.18)  $(1.47)    $ 1.45    $ 0.16     $(0.35)
Common Shareholders'
 Equity
 (Deficit) (5) Per
 Common Share         $  0.12   $(0.04)  $(1.52)    $ 0.98    $ 1.08     $ 0.75

Weighted Average Number
 of Common and Common
 Equivalent Shares
 Outstanding           37,897    37,968    38,179     38,191    46,571    40,253

______________________________

(1) The decline in net direct revenues for Fiscal 1996 was due primarily to the implementation of the Agreements signed with the Supplier, effective March 31, 1995. Net Revenues for Fiscal 1996 excludes $254,840,000 of Emerson branded gross sales pursuant to the Agreements during the year. Net Revenues for Fiscal 1995 included $340,465,000 of sales of video products now covered by the new arrangement with the Supplier. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."
(2) Net earnings for the fiscal year ended March 31, 1994 include an extraordinary gain of $129,155,000, or $3.38 per common share, on the extinguishment of debt settled in the Plan of Reorganization. Accordingly, the Company recorded reorganization expenses of $17,385,000 relating primarily to the writedown of assets transferred to creditors under the Plan of Reorganization and professional fees and other related expenses incurred during the bankruptcy proceedings. The results of operations for the fiscal year ended March 31, 1993, the three months ended March 31, 1992 and the year ended December 31, 1991 include restructuring and other nonrecurring charges aggregating $35,002,000, $3,698,000 and $36,964,000, respectively. These charges represent the cost of discontinuing the personal computer business, professional fees and other expenses related to the Company's financial restructuring, and the up-front costs and writedowns of certain assets associated with implementing long-term cost reduction programs. Charges for the fiscal year ended March 31, 1993 also include costs related to the proxy contest settled in June 1992. The year ended December 31, 1991 also includes charges related to the discontinuance of the then existing H.H. Scott domestic business.
(3) The aggregate outstanding principal balance of the Company's senior notes has been classified as current as of March 31, 1993 and 1992, and December 31, 1991. See Note B of Notes to Consolidated Financial Statements.
(4) Net earnings (loss) per common share for all periods prior to Fiscal 1995 are based on the weighted average number of old common shares outstanding during each period. Net loss per common share for Fiscal 1996 is based on the net loss and deduction of preferred stock dividend requirements (resulting in a loss attributable to common stockholders) and the weighted average of new Common Stock outstanding during the fiscal year. The net loss per share does not include common stock equivalents assumed outstanding since they are anti-dilutive. Net earnings per common share for Fiscal 1995 is based on the weighted average number of shares of new Common Stock and related common stock equivalents outstanding during the year. Common Stock equivalents include 9,081,000 shares assuming conversion of $10 million of Series A Preferred Stock at a price equal to 80% of the weighted average market value of a share of Common Stock, determined on a quarterly basis. Since the Series A Preferred Stock is not convertible into Common Stock until March 31, 1997, the number of shares issuable upon conversion may be significantly different.
(5) Calculated based on common shareholders' equity (deficit) divided by actual shares of Common Stock outstanding. Common shareholders' equity at March 31, 1996, 1995 and 1994 is equal to total shareholders' equity less $10 million for the liquidation preference of the Series A Preferred Stock.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

General

      On August 30, 1995, the Company completed a private placement of $20,750,000 aggregate principal amount of 8-1/2% Senior Subordinated Convertible Debentures Due 2002 (the "Debentures"), resulting in net proceeds to the Company of approximately $19,208,000 after the payment of the expenses of such offering. The proceeds of this offering were initially applied against the Company's United States secured credit facility to reduce the then present working capital costs. See Note F of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. Management is currently utilizing the benefits of such net proceeds to fund an intercompany obligation to a foreign subsidiary, exploit new business opportunities via product line additions and extensions and the expansion of its distribution base, and may use such proceeds for acquisitions, including for the potential acquisition of Jensen. See "Business - Growth Strategy" and "Legal Proceedings."

     The Company also amended its United States secured credit facility with its primary United States lender ("the Lender") effective as of August 24, 1995. The amendment includes, among other things, a reduction of 1% in the interest rate charged on borrowings, down to 1.25% above the stated prime rate, an extension on the term of the facility for one additional year to March 1998, an increase in working capital requirements, a reduction of other loan fees and charges under such facility, and the release of the Lender's security interests in the trademarks of the Company. The trademarks are subject to a negative pledge covenant. In addition, the Company recast its adjusted net worth covenant on such facility effective June 30, 1996. See Notes E and N of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. The modifications to its United States secured credit facility, together with the net proceeds from the sale of the Debentures, has enabled the Company to reduce its effective cost of borrowing while permitting the Company to expand its product lines and distribution base.

      Effective March 31, 1995, the Company and the Supplier entered into the Agreements. The Company granted a license of certain trademarks to the Supplier for a three-year term. The license permits the Supplier to manufacture and sell certain video products under the "EMERSON and G-Clef" trademark to the Customer, in the United States and Canada. As a result, the Company is receiving royalties attributable to such sales over the three-year term of the Agreements in lieu of reporting the full dollar value of such sales and associated costs. Net sales of these products to the Customer accounted for approximately 47% of consolidated net revenues for Fiscal 1995. The Company will continue to supply other products to the Customer directly. Further, the Agreements provide that the Supplier will supply the Company with certain video products for sale to other customers at preferred prices for a three-year term. Under the terms of the Agreements, the Company will receive non-refundable minimum annual royalties from the Supplier to be credited against royalties earned from sales of VCRs, VCPs, TV/VCR combination units, and color televisions to the Customer. In addition, effective August 1, 1995, the Supplier assumed responsibility for returns and after-sale and warranty services on all video products manufactured by the Supplier and sold to the Customer, including video products sold by the Company prior to August 1,
1995. As a result, the impact of sales returns on the Company's operating results have been significantly reduced, effective with the quarter ended September 30, 1995. The Company has reported lower net direct revenues in  Fiscal 1996 as a result of the Agreements, but its  net  operating
results  for  such  year  have not been impacted negatively.   The  Company  has
realized and expects to continue to realize a more stable cash flow over the three-year term of the Agreements, as well as reduced short-term borrowings necessary to finance accounts receivable and inventory thereby reducing interest costs. Additionally, the Company's gross margins are expected to improve as the change in mix to higher margin products and a reduction in costs for product returns (which have historically been higher for video products) take hold. The Company and the Supplier are currently involved in litigation over certain matters concerning the terms of the Agreements.

      The Company reported a significant decline in its net direct sales for Fiscal 1996 as compared to Fiscal 1995 primarily due to the licensed video sales. However, the Company's United States sales to other customers also declined due to increased price competition, primarily in video product categories, high retail stock levels, a slowdown in retail activity and the extremely high level of sales achieved in Fiscal 1995. The Company expects its United States sales for the first quarter of Fiscal 1997 to be lower than the first quarter of Fiscal 1996 due to the continuing weak retail climate and the increased level of price competition in video product categories.

Results of Operations - Fiscal 1996 compared with Fiscal 1995

      Consolidated net revenues for Fiscal 1996 decreased $409,004,000 (or 62%) as compared to Fiscal 1995. The effects of the Agreements described above accounted for a substantial portion of the decrease in revenues and sales to the Customer were reduced to 18% of consolidated net revenues in Fiscal 1996 as compared to 53% in Fiscal 1995. Gross sales to the Customer of video products bearing the" EMERSON and G-Clef" trademark were reported by the Supplier to the Company to be $254,840,000 in Fiscal 1996 or 25% lower than recorded by the Company in Fiscal 1995. Royalty income recognized by the Company from these sales was $4,442,000 in Fiscal 1996. In addition, sales to other customers for Fiscal 1996 decreased as a result of lower unit sales of televisions and television/video cassette recorder combination units due to increased price competition in these product categories. The Company's Canadian operations reported a decline of $17.8 million in sales for Fiscal 1996 due to declines in unit volume and sales prices due to a weak Canadian retail economy and the bankruptcy of two key customers in Fiscal 1995. The Company's European sales decreased $16.7 million in Fiscal 1996 due to the Company's discontinuance and wind-down of its Spanish branch and subsequent assignment, to an independent distributor, of the rights to sell Emerson Radio brand product in Spain.

      Cost of sales, as a percentage of consolidated revenues, was 94% in Fiscal 1996 as compared to 92% in Fiscal 1995. Gross profit margins in Fiscal 1996 were lower on a comparative basis due primarily to the recognition of large purchase discounts in Fiscal 1995 and the recognition of a loss experienced by the Company's 50%-owned joint venture which sells product returns in Fiscal 1996. Additionally, the Company experienced lower sales prices and the allocation of reduced fixed costs over a lower revenue base in Fiscal 1996 which were substantially offset by a change in product mix, the recognition of licensing income, reduced reserve requirements for sales returns and reduced fixed costs associated with the downsizing of the Company's foreign offices.

      The reduction in gross margins was unfavorably impacted by the accrual of $9.9 million in Fiscal 1995 of purchase discounts received from one of the Company's suppliers. Beginning in Fiscal 1996, the Company was not entitled to a purchase discount from this supplier due to a reduction in purchase volume associated with the Agreements. Due to the increase in the value of the Japanese Yen in 1995, and its impact on the cost of certain raw materials and subassemblies of the Company's suppliers, the Company absorbed certain price increases from its suppliers. Additionally, the Company was not able to recover such price increases from its customers due to increased price competition. As the value of the Yen has decreased in 1996, the Company has been able to negotiate lower prices from various sources of supply for certain audio and video products.

      The Company's margins continue to be impacted by the pricing category of the consumer electronics market in which the Company competes. The Company's products are generally placed in the low-to-medium priced category of the
market.   These  categories  tend to be the most competitive  and  generate  the lowest profits. The Company intends to focus on its higher margin products and is reviewing new product categories that can generate higher margins than the current business, either through license arrangements, acquisitions, joint ventures or on its own.

      Other operating costs and expenses declined $3,968,000 in Fiscal 1996 as compared to Fiscal 1995, primarily as a result of a decrease in (i) handling and freight charges associated with reduced customer returns and (ii) compensation and other expenses incurred to perform after-sale services as a result of the Company's downsizing program. See Note M to the Consolidated Financial Statements included elsewhere in this Form 10-K.

      Selling, general and administrative expenses ("S,G&A") as a percentage of revenues were 8% in Fiscal 1996 as compared to 5% in Fiscal 1995. In absolute terms, S,G&A decreased by $11,550,000 in Fiscal 1996 as compared to Fiscal 1995. The decrease for Fiscal 1996 was primarily attributable to lower selling expenses due to lower revenues, a reduction in compensation and fixed overhead costs relating to the Company's downsizing program, lower provisions for accounts receivable reserves and higher professional fees incurred in Fiscal 1995 due to bankruptcy costs. The increase in S,G&A as a percentage of revenues is due primarily to the allocation of fixed S,G&A costs over a significantly lower revenue base. Additionally, the Company's exposure to foreign currency fluctuations, primarily in Canada and Spain, resulted in the recognition of net foreign currency exchange gains aggregating $508,000 in Fiscal 1996 as compared to $354,000 in Fiscal 1995. In Fiscal 1997, the Company will be conducting its business in Spain in U.S. dollars, thereby reducing its exposure to foreign currency fluctuations.

     Interest expense increased by $393,000 in Fiscal 1996 as compared to Fiscal 1995. The increase in interest expense was attributable to interest incurred on the Debentures issued in August 1995, partially offset by lower average borrowings on the Company's United States secured credit facility.

      As a result of the foregoing factors, the Company incurred a net loss of $13,389,000 in Fiscal 1996 as compared to net earnings of $7,375,000 in Fiscal 1995.

Results of Operations -- Fiscal 1995 Compared with Fiscal 1994

      Consolidated net revenues for Fiscal 1995 increased $167,281,000 as compared to Fiscal 1994, resulting from a significant increase in unit sales of VCRs, VCPs and TV/VCR combination units, partially offset by a decline in unit sales of color televisions and audio products, as well as lower sales prices for such products. The sales increase for the VCR, VCP and TV/VCR product categories was attributable to significantly higher sales to the Company's two largest customers, resulting from an improved retail climate, low retail stock levels after the 1993 holiday season, and an improved perception of the Company by retailers since its emergence from bankruptcy. Net sales to the Company's largest customer approximated 53% of consolidated net revenues for Fiscal 1995. The Company's Canadian operations experienced a decline in net revenues for Fiscal 1995 due to declines in unit volume and sales prices (relating to a weak retail climate) and unfavorable foreign currency exchange rates.

      Cost of sales, as a percentage of consolidated revenues, was approximately 92% for Fiscal 1995 as compared to approximately 100% for Fiscal 1994. Gross profit margins were favorably impacted by the allocation of fixed overhead costs over a significantly higher revenue base, a decline in fixed overhead costs, reduced losses associated with product returns, the recognition of $9.9 million of purchase discounts from a supplier, $1.2 million of licensing income and reduced reserve requirements for sales returns due primarily to an agreement with the Company's largest supplier. See "Liquidity and Capital Resources." This improvement was partially offset by a 1% decline in gross profit margins attributable to lower sales prices in most product categories resulting from increased price competition, and a change in product mix.

      Other operating costs and expenses declined $3,230,000 in Fiscal 1995 as compared to Fiscal 1994, primarily as a result of a decrease in compensation and other expenses incurred to process product returns, due to the Company's downsizing program and changes in the resale arrangement for product returns. See "Business - Refurbished Products."

      S,G&A, as a percentage of revenues, was 5% and 7% for Fiscal 1995 and Fiscal 1994, respectively. In absolute terms, S,G&A decreased $3,505,000 in Fiscal 1995. The decrease was primarily attributable to lower compensation expense relating to the Company's downsizing program, lower selling expenses, including decreases in promotional allowances granted to customers, and improved foreign currency results. The Company's exposure to foreign currency fluctuations, primarily in Canada and Spain, resulted in net foreign currency exchange gains aggregating $354,000 in Fiscal 1995 as compared to net foreign currency exchange losses of $1,406,000 in Fiscal 1994.

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

Liquidity and Capital Resources

      Net cash utilized by operating activities was $11,357,000 for Fiscal 1996. Cash was used to fund the loss from operations and to reduce a large customer's credit balance, partially offset by a decrease in accounts receivable and receipt of funds for purchase discounts accrued in Fiscal 1995. The license revenues earned from sales of video products by the Supplier to the Customer in Fiscal 1996 did not generate any cash during this period because the royalty earned in excess of the minimum annual royalty (received in Fiscal 1995) was not received until May 1996.

      Net cash utilized by investing activities was $1,198,000 for Fiscal 1996. Investing activities consisted primarily of capital expenditures for the purchase of new product molds partially offset by the redemption of pledged certificates of deposit.

      In Fiscal 1996, the Company's financing activities provided $11,668,000 of cash. Cash was provided by the private placement of $20,750,000 aggregate principal amount of Debentures. The proceeds of approximately $19,208,000, net of issuance costs, was initially used to reduce borrowings under the U.S. line of credit facility, and to fund costs for product line additions and extension and expansion of the Company's distribution base.

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

      Effective March 31, 1994, the Bankruptcy Court entered an order confirming the Plan of Reorganization. The Plan of Reorganization provided for the implementation of a recapitalization of the Company. In accordance with the Plan of Reorganization, the Company's pre-petition liabilities (of approximately $233 million) were settled with the creditors in the aggregate, as follows:

          I. The Company's bank group (the "Bank Lenders") received $70 million in cash and the right to receive the initial $2 million of net proceeds from one of the Company's non-trade receivables.

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

              D.   The net proceeds from the sale of the Company's Indiana  land and building; and

              E.    The   net   proceeds  to  be  received  from  the  non-trade
               receivables discussed in I. above in excess of $2 million.

           IV. Holders of allowed unsecured claims received a pro-rata portion of the $350,000 distribution and interest bearing promissory notes equal to 18.3% of the allowed claim amount, payable in two installments over 18 months. See "Legal Proceedings."

      In accordance with the Plan of Reorganization, the Company completed an initial public offering of its Common Stock in September 1994 to shareholders of record as of March 31, 1994, excluding its largest pre-bankruptcy shareholder. The Company sold 6,149,993 shares of Common Stock for $1.00 per share resulting in proceeds to the Company, net of issuance costs, of $5,692,000.

     The Company maintains an asset-based revolving credit facility, as amended, with the Lender. The facility provides for revolving loans and letters of credit, subject to individual maximums which, in the aggregate, cannot exceed the lesser of $60 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. All credit extended under the line is secured by the U.S. and Canadian assets of the Company except for trademarks, which are subject to a negative pledge covenant. The interest rate on these borrowings is 1.25% above the stated prime rate. At March 31, 1996, the weighted average interest rate on the outstanding borrowings was 9.5%. Based on the "Borrowing Base" amount at March 31, 1996, $5.5 million of the credit facility was not utilized. The facility is also subject to an unused line fee of 0.25% per annum. Pursuant to the terms of this credit facility, as amended, the Company is restricted from, among other things, paying cash dividends (other than on the Series A Preferred Stock), redeeming stock, and entering into certain transactions and is required to maintain certain working capital and equity levels (as defined). The Company was required to maintain a minimum adjusted net worth, as defined, of $38,000,000 at March 31, 1996. Effective June 30, 1996, such minimum adjusted net worth, as amended, is $30,000,000. See Note N of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. At March 31, 1996, there was $21,151,000 outstanding under the revolving loan facility, and $1,177,000 of outstanding letters of credit issued for inventory purchases.

      The Company's Hong Kong subsidiary currently maintains various credit facilities, as amended, aggregating $62.1 million with a bank in Hong Kong consisting of the following: (i) a $12.1 million credit facility which is generally used for letters of credit for a foreign subsidiary's direct import business and affiliates' inventory purchases and (ii) a $50 million credit facility, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit with the Customer. At March 31, 1996, the Company's Hong Kong subsidiary had pledged $4 million in certificates of deposit to this bank to assure the availability of these credit facilities. At March 31, 1996, there were $5,644,000 and $3,056,000, respectively, of letters of credit outstanding under these credit facilities.

      The Company's Hong Kong subsidiary maintains an additional credit facility with another bank in Hong Kong. The facility provides for (i) a $10 million line of credit for documentary letters of credit, (ii) a $10 million back-to-back letter of credit line and (iii) a $100,000 standby letter of credit facility. At March 31, 1996, the Company's Hong Kong subsidiary had pledged
$5,000,000 in certificates of deposit to assure the availability of these credit facilities. At March 31, 1996, $991,000 of the letter of credit line was utilized.

      In November 1995, the Company's Board of Directors approved a plan to repurchase up to 2 million of its common shares, or about 20% of the Company's current float of approximately 11 million shares, from time to time in the open market. Although there are 40,252,772 shares outstanding, approximately 29.2 million shares are held directly or indirectly by affiliated entities of Geoffrey Jurick, Chairman and Chief Executive Officer of the Company (which are subject to a settlement agreement with his and his affiliated entities' creditors - see "Legal Proceedings"). The Company has agreed with Mr. Jurick that such shares will not be subject to repurchase. The stock repurchase program is subject to consent of certain of the Company's lenders, certain court imposed restrictions, price and availability of shares, compliance with securities laws and alternative capital spending programs, including new acquisitions. The repurchase of common shares is intended to be funded by working capital, if and when available. It is uncertain at this time when, or if, the Company might be able to so repurchase any of its shares of Common Stock.

      Since the emergence of the Company from bankruptcy, management believes that it has been able to compete more effectively in the highly competitive consumer electronics and microwave oven industries in the United States and Canada by combining innovative approaches to the Company's current product line such as value-added promotions, and augmenting its product line with higher margin complimentary products. The Company also intends to engage in the marketing of distribution, sourcing and other services to third parties. In addition, the Company intends to undertake efforts to expand the international distribution of its products into areas where management believes low to moderately priced, dependable consumer electronics and microwave oven products will have a broad appeal. The Company has in the past and intends in the future to pursue such plans either on its own or by forging new relationships, including license arrangements, partnerships, joint ventures or strategic mergers and acquistions of companies in similar or complimentary businesses.

     In Fiscal 1995, the Company successfully concluded licensing agreements for existing core business products and new products. The Company intends to pursue additional licensing opportunities and believes that such licensing activities will have a positive impact on net operating results by generating royalty income with minimal costs, if any, and without the necessity of utilizing working capital or accepting customer returns. The Company is also considering strategic alternatives for its North American video business not covered under the license agreement with the Supplier.

      Short-Term Liquidity. At present, management believes that future cash flow from operations and the institutional financing noted above will be sufficient to fund all of the Company's cash requirements for the next year.

      The Company's liquidity is impacted by the seasonality of its business. The Company records the majority of its annual sales in the quarters ending September 30 and December 31. This requires the Company to open significantly higher amounts of letters of credit during the quarters ending June 30 and September 30, therefore significantly increasing the Company's working capital needs during these periods. Additionally, the Company receives the largest percentage of customer returns in the quarter ending March 31. The higher level of returns during this period adversely impacts the Company's collection activity during this period, and therefore its liquidity. The Company believes that the Agreements with the Supplier (as noted above) and the "return-to-vendor" agreements should favorably impact the Company's cash flow over their respective terms.

     Long-Term Liquidity. The revolving credit facility with the Lender imposes financial covenants on the Company that could materially affect its liquidity in the future. However, management believes that the financing noted above and anticipated cash flow from operations in Fiscal 1997 will provide sufficient liquidity to meet the Company's operating and debt service cash requirements on a long-term basis.

      In November 1995, the Company's stockholders approved an amendment to the Company's certificate of incorporation increasing the number of authorized shares of preferred stock from one million shares to ten million shares. Such additional shares provide management with the flexibility to take advantage of any opportunities that may occur for which additional capital would need to be raised or shares would be used to acquire a business.

Inflation and Foreign Currency

      Except as disclosed above, neither inflation nor currency fluctuations had a significant effect on the Company's results of operations during Fiscal 1996, Fiscal 1995 or Fiscal 1994. The Company's exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. However, the strength of the Japanese Yen in 1995 had raised the costs of certain raw materials and subassemblies of the Company's suppliers which were passed on to the Company in the form of price increases in Fiscal 1996. The Company was not able to recover such price increases from the selling price to its customers due to increased price competition. However, the Company has been able to negotiate lower prices from various sources of supply for certain audio products, commencing in the second half of Fiscal 1996 and for certain video products commencing in Fiscal 1997. The weakening of the value of the Japanese Yen in 1996 should enable the Company to obtain further cost reductions from its suppliers.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

      The  information  required  is incorporated herein  by  reference  to  the
Company's   definitive  Proxy  Statement  for  the  1996   Annual   Meeting   of
Shareholders.

Item 11.  EXECUTIVE COMPENSATION

      The  information  required  is incorporated herein  by  reference  to  the
Company's   definitive  Proxy  Statement  for  the  1996   Annual   Meeting   of
Shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

      The  information  required  is incorporated herein  by  reference  to  the
Company's   definitive  Proxy  Statement  for  the  1996   Annual   Meeting   of
Shareholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The  information  required  is incorporated herein  by  reference  to  the
Company's   definitive  Proxy  Statement  for  the  1996   Annual   Meeting   of
Shareholders.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedule:

Report of Independent Auditors                                        F-1
Consolidated Statements of Operations for the years ended
  March 31, 1996, 1995 and 1994                                       F-2
Consolidated Balance Sheets at March 31, 1996 and 1995                F-3
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended March 31, 1996, 1995 and 1994                   F-4
Consolidated Statements of Cash Flows for the years ended
  March 31, 1996, 1995 and 1994                                       F-5
Notes to Consolidated Financial Statements                            F-6
Schedule VIII -- Valuation and Qualifying Accounts and Reserves       F-26

      ALL OTHER SCHEDULES ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

(b) No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended March 31, 1996.

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

(3) (e) Amendment dated February 14, 1996 to the Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31,
         1995).

(3) (f) By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (e) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9,
         1994).

(3) (g) Amendment dated November 28, 1995 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31,
         1995).

(4) (a) Warrant Agreement to Purchase 750,000 shares of Common Stock, dated as of March 31, 1994 (incorporated by reference to Exhibit (4) (a) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(4) (b) Indenture, dated as of August 17, 1995 between Emerson and Bank One, Columbus, NA, as Trustee (incorporated by reference to Exhibit (1) of Emerson's Current Report on Form 8-K filed with the SEC on September 8, 1995).

(4) (c) Common Stock Purchase Warrant Agreement to purchase 50,000 shares of Common Stock, dated as of December 8, 1995 between Emerson and Michael Metter (incorporated by reference to Exhibit (10) (e) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31,
          1995).

(4) (d) Common Stock Purchase Warrant Agreement to purchase 200,000 shares of Common Stock, dated as of December 8, 1995 between Emerson and Kenneth
          A. Orr (incorporated by reference to Exhibit (10) (f) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31,
          1995).

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

(10) (g) Amendment No. 1 to Financing Agreements, dated as of August 24, 1995, among Emerson, Majexco Imports, Inc. and Congress (incorporated by reference to Exhibit (2) of Emerson's Current Report on Form 8-K filed with the SEC on September 8, 1995).

(10) (h) Amendment No. 2 to Financing Agreements, dated as of February 13, 1996 (incorporated by reference to Exhibit (10) (c) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

(10) (i) Emerson Radio Corp. Stock Compensation Program (incorporated by reference to Exhibit (10) (i) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (j) Employment Agreement between Emerson and Eugene I. Davis (incorporated by reference to Exhibit 6(a)(4) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

(10) (k) Employment Agreement between Emerson and Albert G. McGrath, Jr. (incorporated by reference to Exhibit 6(a)(7) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

(10) (l) Agreement dated as of January 1, 1996, between Emerson and Albert G. McGrath, Jr. relating to termination of employment and agreement on consulting services (incorporated by reference to Exhibit (10) (a) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

(10) (m)  Employment   Agreement  between  Emerson  and   Geoffrey   P.   Jurick
          (incorporated by reference to Exhibit 6(a)(6) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

(10) (n) Employment Agreement between Emerson Radio (Hong Kong) Ltd. and Geoffrey P. Jurick (incorporated by reference to Exhibit 6(a)(6) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30,
          1992).

(10) (o) Employment Agreement between Emerson Radio International Ltd. (formerly Emerson Radio (B.V.I), Ltd.) and Geoffrey P. Jurick (incorporated by reference to Exhibit 6(a)(6) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

(10) (p) Lease Agreement dated as of March 26, 1993, by and between Hartz Mountain Parsippany and Emerson with respect to the premises located at Nine Entin Road, Parsippany, NJ (incorporated by reference to Exhibit (10) (ww) of Emerson's Annual Report on Form 10-K for the year ended December 31, 1992).

(10) (q) Employment Agreement, dated July 13, 1993, between Emerson and Merle Eakins (incorporated herein by reference to Exhibit (10)(vv) to Emerson's Annual Report on Form 10-K for the year ended March 31,
          1993).

(10) (r)  Agreement  dated  as of January 31, 1996, between  Emerson  and  Merle
          Eakins relating to termination of employment and agreement on consulting services (incorporated by reference to Exhibit (10) (b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

(10) (s) Employment Agreement, dated April 1, 1994, between Emerson and John Walker (incorporated herein by reference to Exhibit (10)(ee) of Emerson's Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (t) Liquidating Trust Agreement, dated as of March 31, 1994, by and among Emerson, Majexco Imports, Inc., H.H. Scott, Inc., and Stuart D. Gavsy, Esq., as Trustee (incorporated by reference to Exhibit (10) (ff) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (u) Partnership Agreement, dated April 1, 1994, between Emerson and Hopper Radio of Florida, Inc (incorporated by reference to Exhibit (10) (q) of Emerson's Annual Report on Form 10-K for the year ended March 31,
          1995).

(10) (v) Sales Agreement, dated April 1, 1994, between Emerson and E & H Partners (incorporated by reference to Exhibit (10) (r) of Emerson's Annual Report on Form 10-K for the year ended March 31, 1995).

(10) (w) Agreement, dated as of April 24, 1996 by and among Emerson and E & H Partners relating to amendments of the Partnership Agreement dated April 1, 1994 and the Sales Agreement dated April 1, 1994 and the settlement of certain outstanding litigation.*

(10) (x) Independent Consultant's Agreement, dated October 1, 1994, between Emerson Radio International Ltd. and Peter G. Bunger (incorporated by reference to Exhibit (10) (t) of Emerson's Annual Report on Form 10-K for the year ended March 31, 1995).

(10) (y) Independent Consultant's Agreement, dated October 1, 1994, between Emerson Radio Europe B.V. and Peter G. Bunger (incorporated by reference to Exhibit (10) (u) of Emerson's Annual Report of Form 10-K for the year ended March 31, 1995).

(10) (z) Employment Agreement, dated October 3, 1994, between Emerson and Andrew Cohan (incorporated by reference to Exhibit (10) (v) of Emerson's Annual Report on Form 10-K for the year ended March 31,
          1995).

(10) (aa) License Agreement, dated February 22, 1995, between Emerson and Otake Trading Co. Ltd. and certain affiliates ("Otake") (incorporated by reference to Exhibit 6(a)(1) of Emerson's Quarterly Report on Form 10-Q for quarter ended December 31, 1994).

(10) (ab) Supply Agreement, dated February 22, 1995, between Emerson and Otake (incorporated by reference to Exhibit 6(a)(2) of Emerson's Quarterly Report on Form 10-Q for quarter ended December 31, 1994).

(10) (ac) 1994 Non-Employee  Director  Stock  Option  Plan  (incorporated   by
          reference to Exhibit (10) (y) of Emerson's Annual Report on Form 10-K for the year ended March 31, 1995).

(10) (ad) Consulting Agreement, dated as of December 8, 1995 between Emerson and First Cambridge Securities Corporation (incorporated by reference to Exhibit (10) (d) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

(10) (ae) Stipulation of Settlement and Order dated June 11, 1996 by and among the Official Liquidator of Fidenas International Bank Limited, Petra Stelling, Barclays Bank PLC, the Official Liquidator of Fidenas Investment Limited, Geoffrey P. Jurick, Fidenas International Limited, L.L.C., Elision International, Inc., GSE Multimedia Technologies Corporation and Emerson.*

(11)      Computation of Primary Earnings Per Share.*

(12) Computation of Ratio of Earnings (Loss) to Combined Fixed Charges and Preferred Stock Dividends.*

(21)      Subsidiaries of the Company as of March 31, 1996.*

(27)      Financial Data Schedule for year ended March 31, 1996.*
___________________
*  Filed herewith.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EMERSON RADIO CORP.



                              By: /s/ Geoffrey P. Jurick
                                 Geoffrey P. Jurick
                                 Chairman of the Board

Dated:  July 1, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Geoffrey P. Jurick          Chairman of the Board,        July 1, 1996
Geoffrey P. Jurick              Chief Executive Officer


/s/ Eugene I. Davis             President and Director        July 1, 1996
Eugene I. Davis



/s/ John P. Walker              Executive Vice President,     July 1, 1996
John P. Walker                  Chief Financial Officer



/s/ Eddie Rishty                Senior Vice President-        July 1, 1996
Eddie Rishty                    Controller & Logistics
                                (Chief Accounting Officer)



/s/ Robert H. Brown Jr.,        Director                      July 1, 1996
Robert H. Brown, Jr.



/s/ Peter G. Bunger             Director                     July 1, 1996
Peter G. Bunger



/s/ Jerome H. Farnum            Director                    July 1, 1996
Jerome H. Farnum



/s/ Raymond L. Steele           Director                    July 1, 1996
Raymond L. Steele




                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Emerson Radio Corp.

We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended March 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emerson Radio Corp. and Subsidiaries at March 31, 1996 and 1995 and the consolidated results of its operations and cash flows for the years ended March 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.


                                        ERNST & YOUNG LLP

New York, New York
June 7, 1996, except for Note N,
       as to which the date is June 28, 1996.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                     Years Ended March 31,
                                     1996       1995        1994
Net revenues                       $245,667   $654,671    $487,390
Costs and expenses:
Cost of sales                       231,455    604,329     486,536
Other operating costs and
 expenses                             4,803      8,771      12,001
Selling, general and
 administrative expenses             19,497     31,047      34,552
                                    255,755    644,147     533,089
Operating profit (loss)             (10,088)    10,524     (45,699)
Interest expense                      3,275      2,882      10,243
Earnings (loss) before
 reorganization costs and taxes     (13,363)     7,642     (55,942)
Reorganization items:
 Writedown of assets                                        12,914
 Professional fees and other
  related expenses                                           4,545
 Interest earned on accumulated
  cash                                                         (74)
                                                            17,385
Earnings (loss) before income
 taxes and extraordinary gain       (13,363)     7,642     (73,327)
Provision for income taxes               26        267         327
Earnings (loss) before
 extraordinary gain                 (13,389)     7,375     (73,654)
Extraordinary gain on
 extinguishment of debt                                    129,155
Net earnings (loss)                $(13,389)    $7,375     $55,501

Net earnings (loss) per common
 share:
Before extraordinary gain            $(0.35)     $0.16      $(1.93)
Extraordinary gain                                            3.38
Net earnings (loss)                  $(0.35)     $0.16       $1.45
Weighted average number of common
 and common equivalent shares
 outstanding                         40,253     46,571      38,191

Pro forma:
Loss per common share                                       $(1.51)
Weighted average number of
 common shares outstanding                                  33,333

    The accompanying notes are an integral part of the consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                          March 31,
                                                       1996       1995
                       ASSETS
Current Assets:
Cash and cash equivalents                            $16,133   $ 17,020
Accounts receivable (less allowances of  $6,139
 and $9,350, respectively)                            23,583     34,309
Inventories                                           35,292     35,336
Prepaid expenses and other current assets             10,306     15,715
        Total current assets                          85,314    102,380
Property and equipment, net                            3,501      4,676
Other assets                                           7,761      6,913
        Total Assets                                 $96,576   $113,969

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable                                        $21,151   $ 27,296
Current maturities of long-term debt                     173        508
Accounts payable and other current liabilities        10,391     18,982
Accrued sales returns                                  3,091     12,713
Income taxes payable                                     202        283
        Total current liabilities                     35,008     59,782

Long-term debt, less current maturities               20,886        214
Other non-current liabilities                            300        322

Shareholders' Equity:
Preferred shares -- 10,000,000 shares
 authorized, 10,000 shares issued and
 outstanding                                           9,000      9,000
Common  shares  --  $.01 par  value, 75,000,000
 shares authorized; 40,252,772 shares issued and
 outstanding                                             403        403
Capital in excess of par value                       108,991    107,969
Accumulated deficit                                  (78,175)   (64,086)
Cumulative translation adjustment                        163        365
    Total shareholders' equity                        40,382     53,651
    Total Liabilities and Shareholders' Equity       $96,576   $113,969

    The accompanying notes are an integral part of the consolidated financial statements.

                        EMERSON RADIO CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       (In thousands, except share data)


                           Common Shares Issued
                                                 Capital
                                                 in         Accumu-  Cumulative
               Preferred    Number      Par      Excess of  lated    Translation
                   Stock    of Shares   Value    Par Value  Deficit  Adjustment
Balance --
 March 31,1993             38,191,299  $3,819    $63,730   $(126,262)    $818
Cancellation
 of common stock          (38,191,299) (3,819)     3,819
Issuance of
 common stock              30,000,000     300     29,700
Issuance of
 preferred and
 common stock
 and warrants
 pursuant
 to bankruptcy
 settlement      $9,000     3,333,333      33      6,192
Other                                                (14)                (200)
Net earnings                                                  55,501
Balance -- March
 31, 1994         9,000    33,333,333     333    103,427     (70,761)     618
Issuance of
 common stock in
 public offering,
 net of expenses            6,149,993      62      5,630
Issuance of
 common stock to
 former creditors             769,446       8         (8)
Payment to
 former creditors                                   (922)
Preferred
 stock dividends                                                (700)
Other                                               (158)                (253)
Net earnings                                                   7,375
Balance -- March
 31, 1995          9,000   40,252,772     403    107,969     (64,086)     365
Issuance  of
 common stock
 warrants                                          1,065
Preferred
 stock dividends                                                (700)
Other                                                (43)                (202)
Net loss                                                     (13,389)
Balance -- March
 31, 1996          $9,000  40,252,772     $403   $108,991   $(78,175)     $163

The accompanying notes are an integral part of the consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                       Years Ended March 31,

                                      1996       1995         1994
Cash Flows from Operating
Activities:
Net earnings (loss)             $(13,389)    $7,375       $55,501
Adjustments to reconcile net
 earnings (loss) to net
 cash provided (used) by
 operating activities:
Depreciation and
 amortization                      3,664      3,876         7,327
Extraordinary gain                                       (129,155)
Reorganization expenses                                    12,914
Asset valuation and loss
 reserves                        (14,209)    (2,268)       (1,296)
Other                                298       (969)        2,643
Changes in assets and
 liabilities:
Accounts receivable               17,391    (14,805)       12,081
Inventories                         (437)    11,032        34,942
Prepaid expenses and
 other current assets              5,071     (5,598)        6,181
Other assets                        (601)      (605)           89
Accounts payable and
 other current liabilities        (9,092)   (18,633)       27,287
Income taxes payable                 (53)      (379)         (924)
Net cash provided (used) by
 operations                      (11,357)   (20,974)       27,590

Cash Flows from Investing
 Activities:
Additions to property and
 equipment                        (1,666)    (2,874)      (3,552)
Redemption of (investment in)
 certificates of deposit             945      8,455         (500)
Other                               (477)       110          114
Net cash provided (used) by
 investing activities             (1,198)     5,691       (3,938)

Cash Flows from Financing
 Activities:
Net borrowings (repayments)
 under line of credit
 facility                         (6,145)     7,256       20,040
Proceeds  from private
 placement of senior
 subordinated  convertible
 debentures                       19,208
Proceeds from issuances of
 common stock                                 5,692       30,000
Retirement of long-term debt        (298)      (500)         (30)
Payment to former creditors                    (922)
Payment  of preferred stock
 dividends                          (700)      (525)
Payment of pre-petition
 obligations                                             (75,000)
Payment of debt costs               (237)                 (2,139)
Other                               (160)      (321)         (83)
Net cash provided (used) by
 financing activities             11,668     10,680      (27,212)
Net decrease in cash and cash
 equivalents                        (887)    (4,603)      (3,560)
Cash and cash equivalents at
 beginning of year                17,020     21,623       25,183
Cash and cash equivalents at
 end of year                     $16,133    $17,020      $21,623

The accompanying notes are an integral part of the consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

Note A -- Significant Accounting Policies:

(1)  Basis of Presentation:

     The consolidated financial statements include the accounts of Emerson Radio Corp. and its majority-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated. A 50% ownership of a domestic joint venture is accounted for by the equity method (see Note M). Historical cost accounting was used to account for the plan of reorganization (the "Plan of Reorganization") (see Note B) since the transaction did not meet the criteria required for fresh-start reporting.

(2)  Use of Estimates:

      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(3)  Cash and Cash Equivalents:

      Short-term investments with original maturities of three months or less at the time of purchase are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

(4)  Inventories:

      Inventories are stated at the lower of cost (first-in, first-out) or market.

(5)  Property and Equipment:

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

(6)  Warranty Claims:

      The Company provides an accrual for future warranty costs when the product is sold.

(7)  Net Earnings (Loss) per Share:

     Net loss per common share for the year ended March 31, 1996 is based on the net loss and deduction of preferred stock dividend requirements and the weighted average number of shares of common stock outstanding during the period. This calculation does not include common stock equivalents since they are anti-dilutive.

     Net earnings per common share for the year ended March 31, 1995 is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include shares issuable upon conversion of the Company's Series A Preferred Stock, exercise of stock options and warrants, and shares issued in the year ended March 31, 1995 primarily to satisfy an anti-dilution provision. The Series A Preferred Stock is not convertible into common stock until March 31, 1997, and the number of shares of common stock issuable upon conversion is dependent on the market value of the common stock at the time of conversion (See Note I(3)). Net earnings
(loss) per common share for the year ended March 31, 1994 is based on the weighted average number of shares of common stock outstanding prior to confirmation of the Plan of Reorganization (See Note B) and cancelled as a part thereof, and do not include common stock equivalents assumed outstanding since they were anti-dilutive.

      Pro forma loss per common share for the year ended March 31, 1994 gives effect to the bankruptcy restructuring and is based on the number of shares of common stock issued and outstanding at March 31, 1994. The pro forma loss per common share does not include common stock equivalents assumed outstanding since they were anti-dilutive. The pro forma loss per common share also gives effect to the following adjustments:

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

           (iii) Assumed dividends on the Series A Preferred Stock aggregating $700,000 for the year ended March 31, 1994.

(8)  Foreign Currency:

      The assets and liabilities of foreign subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Related translation adjustments are reported as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations and amounted to gains of $475,000 and $220,000 and a loss of $1,489,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

      The Company does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations. However, the Company is reducing its foreign currency exposure by conducting its European business in U.S. dollars commencing in the fiscal year ending March 31, 1997.

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

      Effective March 31, 1994, the Bankruptcy Court entered an order confirming the Plan of Reorganization. The Plan of Reorganization provided for the implementation of a recapitalization of the Company. In accordance with the Plan of Reorganization, the Company's pre-petition liabilities (of approximately $233 million) were settled with the creditors in the aggregate, as follows:

          I. The Company's bank group (the "Bank Lenders") received $70 million in cash and the right to receive the initial $2 million of net proceeds from one of the Company's non-trade receivables.

         II. The institutional holders of the Company's senior notes (the "Noteholders") initially received $2,650,000 in cash and warrants to purchase 750,000 shares of common stock for a period of seven years at an exercise price of $1.00 per share, provided that the exercise price shall increase by 10% per year commencing in year four, and further received $1 million, payable $922,498 in cash from the initial public offering of common stock (see Note I(5)) and $77,502 in common stock calculated on the basis of $1.00 per share.

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

              D.   The net proceeds from the sale of the Company's Indiana  land and building; and

              E.    The   net   proceeds  to  be  received  from  the  non-trade
               receivables discussed in I. above in excess of $2 million.

           IV. Holders of allowed unsecured claims received a pro-rata portion of the $350,000 distribution and interest bearing promissory notes equal to 18.3% of the allowed claim amount, payable in two installments over 18 months (see Note F).

      Pursuant to the provisions of the Plan of Reorganization, as of March 31, 1994, the equity of the Company's shareholders, and the equity interest of holders of stock options and warrants were cancelled.

      Based on the settlement of the Chapter 11 proceedings, the Company recognized an extraordinary gain of $129.2 million from the extinguishment of debt. Additionally, the Company recognized a writedown of $12.9 million to estimated fair market value on the assets transferred for the benefit of the Bank Lenders and Noteholders.

      Pursuant to the Plan of Reorganization, and in consideration for $30 million, the reorganized Company issued 30 million shares of common stock, initially held by the following parties:

                                                    Number of Shares
Fidenas International Limited L.L.C. ("FIN")           16,400,000
Elision International, Inc. ("Elision")                 1,600,000
GSE Multimedia Technologies Corporation ("GSE")        12,000,000

      The Company's Chairman and Chief Executive Officer has a controlling beneficial ownership interest in each of the three entities listed above and, therefore holds an approximate 73% interest in the Company's outstanding common stock at March 31, 1996. Included above are 847,458 shares of common stock held by FIN, as nominee, as to which FIN and the Company's CEO, Mr. Geoffrey P. Jurick, disclaim beneficial ownership. In accordance with a Stipulation of Settlement and Order (the "Settlement Agreement") dated June 11, 1996, upon the effective date of the Settlement Agreement, Elision and GSE will transfer all of their Emerson shares to FIN, to be registered in the name of FIN. See Note K.

Note C -- Inventories:

      Inventories are comprised primarily of finished goods. Spare parts inventories, net of reserves, aggregating $2,042,000 and $2,763,000 at March 31, 1996 and 1995, respectively, are included in "Prepaid expenses and other current assets."

Note D -- Property and Equipment:

     Property and equipment is comprised of the following:

                                                March 31,
                                             1996     1995
                                              (In thousands)

Furniture and fixtures                    $  4,528  $  5,854
Molds and tooling                            1,281     3,806
Machinery and equipment                      1,372     1,847
Leasehold improvements                         742       271
                                             7,923    11,778
Less accumulated depreciation and
 amortization                                4,422     7,102
                                          $  3,501  $  4,676

      Depreciation and amortization of property and equipment amounted to $2,800,000, $3,267,000 and $6,679,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

      Pursuant to the Plan of Reorganization, the Company transferred its land and building in Indiana to a liquidating trust established for the benefit of the Bank Lenders and Noteholders. In connection with this transfer, the Company recorded a writedown of approximately $2.3 million to reduce the carrying value to estimated fair market value at March 31, 1994.


Note E -- Notes Payable:

      Effective March 31, 1994, the Company entered into a three year Loan and Security Agreement, as amended in August and December 1995, with a U.S. financial institution (the "Lender") providing for an asset-based revolving credit facility. The facility provides for revolving loans and letters of credit, subject to individual maximums and, in the aggregate, not to exceed the lesser of $60 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. All credit extended under the line of credit is secured by the U.S. and Canadian assets of the Company, except for trademarks which are subject to a negative pledge covenant. The interest rate on these borrowings is 1.25% above the stated prime rate. At March 31, 1996 and 1995, the interest rate on the outstanding borrowings was 9.5% and 11.25%, respectively. The facility is also subject to an unused line fee of 0.25% per annum. Pursuant to the Loan and Security Agreement, as amended, the Company is restricted from, among other things, paying cash dividends (other than on the Series A Preferred Stock), redeeming stock, and entering into certain transactions and is required to maintain certain working capital and equity levels (as defined). At March 31, 1996, there was $21,151,000 outstanding under the revolving loan facility and approximately $1,177,000 of outstanding letters of credit issued for inventory purchases. The fair market value of these notes payable is estimated to approximate their carrying amount.

      Cash paid for interest was $3,207,000, $3,371,000 and $11,251,000 for  the years ended March 31, 1996, 1995 and 1994, respectively.

      In the six months ended March 31, 1994, interest expense was only accrued and paid on the Company's debtor-in-possession financing. No interest was accrued during the pendency of the bankruptcy proceedings on the debt owed to the Bank Lenders or the Noteholders. Had the contractual interest been accrued during this period, interest expense would have been approximately $10.2 million higher than the amount reported on the Consolidated Statement of Operations for the year ended March 31, 1994.

Note F -- Long-Term Debt:

     Long-term debt consists of the following:

                                                March 31,
                                              1996      1995

                                              (In thousands)
8-1/2% Senior Subordinated Convertible
   Debentures Due 2002                     $20,750  $     --
Notes payable to unsecured creditors            79       465
Equipment notes and other                      230       257
                                            21,059       722
Less current obligations                       173       508
                                           $20,886    $  214

      The 8-1/2% Senior Subordinated Convertible Debentures Due 2002 (the "Debentures") were issued in August 1995. The Debentures bear interest at the rate of 8-1/2% per annum, payable quarterly on the 15th of March, June, September and December, in each year. The Debentures mature on August 15, 2002. The Debentures are convertible into shares of the Company's common stock at any time prior to redemption or maturity at an initial conversion price of $3.9875 per share, subject to adjustment under certain circumstances. The Debentures are redeemable, at the option of the Company, three years from the date of issuance, in whole or in part, at an initial redemption price of 104% of principal, decreasing by 1% per year until maturity. The Debentures are subordinated to all existing and future senior indebtedness (as defined in the indenture governing the Debentures). The Debentures restrict, among other things, the amount of senior indebtedness and other indebtedness that the Company, and, in certain instances, its subsidiaries, may incur. Each holder of Debentures has the right to cause the Company to redeem the Debentures if certain designated events (as defined) should occur. The Debentures are subject to certain restrictions on transfer, although the Company has registered the offer and sale of the Debentures and the underlying common stock.

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

Note G  -- Income Taxes:

     The income tax provision consists of the following:

                                           Years Ended March
                                                  31,
                                         1996    1995     1994
                                            (In thousands)
Current:
  Federal                              $  (39)   $ 40
  Foreign, state and other                 65     227      327
                                       $   26    $267     $327

      The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory U.S. rate of 34% to earnings (loss) before income taxes are analyzed below:

                                        Years Ended March 31,
                                        1996      1995      1994
                                           (In thousands)

 Statutory provision (benefit)        $(4,543)   $2,598  $(24,931)
 Utilization of net operating loss
    carryforwards                        ---       (632)     ---
 U.S. and foreign net operating
    losses without tax benefit          4,493     1,675    24,975
 Foreign income subject to foreign
    tax, not subject to U.S. tax         ---       (785)     ---
 Tax recognition of prior year book
    deductions                           ---       (888)     ---
 Rate differential on foreign income       9     (1,959)      327
 Nondeductible bankruptcy expenses         24       137     1,545
 Nondeductible debt restructuring
    expenses                             ---        ---    (1,540)
 Other, net                               (44)      121       (49)
 Total income tax provision           $    26      $267    $  327


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

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                   March 31,
                                                  1996    1995
                                                 (In thousands)
Deferred tax assets:
  Accounts receivable reserves                 $  2,995   $ 7,653
  Inventory reserves                              2,259     1,188
  Net operating loss carryforwards               18,250    10,588
  Other                                             445     1,014
  Total deferred tax assets                      23,949    20,443
  Valuation allowance for deferred tax assets   (23,287)  (20,189)
  Net deferred tax assets                           662       254
Deferred tax liabilities                           (662)     (254)
Net deferred taxes                             $     --   $    --


      Total deferred tax assets of the Company at March 31, 1996 represent the tax-effected net operating loss carryforwards subject to annual limitations (as discussed below), and tax-effected deductible temporary differences. The Company has established a valuation reserve against any expected future benefits.

      Cash paid for income taxes was $151,000, $725,000 and $946,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

      Income before taxes of foreign subsidiaries was $3,786,000 for the year ended March 31, 1995. Losses before taxes of foreign subsidiaries was $6,233,000 and $16,042,000 for the years ended March 31, 1996 and 1994, respectively. Provision is made for federal income taxes which may be payable on earnings of foreign subsidiaries to the extent that the Company anticipates they will be remitted. Unremitted earnings of foreign subsidiaries which have been, or are intended to be permanently reinvested (and for which no federal income tax has been provided) aggregated $1,034,063, $3,396,000 and $1,086,000 at March 31, 1996, 1995 and 1994, respectively.

      As of March 31, 1996, the Company has a net operating loss carryforward of approximately $117,810,000, of which $33,074,000, $13,385,000, $50,193,000 and
$21,159,000  will  expire  in 2006,  2007, 2009 and  2010,   respectively.   The
utilization of these net operating losses will be limited based on the effects of the Plan of Reorganization consummated on March 31, 1994. Pursuant to the Plan of Reorganization, the Bank Lenders, the Noteholders, FIN, Elision and GSE initially received 100% of the common stock. As a result, an ownership change occurred with respect to the Company, and subjected the Company's net operating losses and foreign tax credit carryforwards to the limitation provided for in Section's 382 and 383, respectively, of the Internal Revenue Code. Subject to special rules regarding increases in the annual limitation for the recognition of net unrealized built-in gains, the Company's annual limitation will be approximately $2.2 million.

Note H -- Commitments and Contingencies:

(1) Leases:

   The Company leases warehouse and office space at minimum aggregate rentals as follows:

     Year Ending
      March 31,                           Amount
                                      (In thousands)
         1997                            $ 1,608
         1998                              1,197
         1999                                329
                                          $3,134

     Rent expense aggregated $1,705,000, $2,731,000 and $2,663,000 for the years ended March 31, 1996, 1995 and 1994, respectively. Rental income from the sublease of warehouse and office space aggregated $278,000, $273,000 and $89,000 in the years ended March 31, 1996, 1995 and 1994, respectively.

 (2)  Letters of Credit:

      Outstanding letters of credit for the purchase of inventory, not reflected in the accompanying financial statements, aggregated $6,821,000 (including $1,177,000 issued under the Loan and Security Agreement -- see Note E) at March 31, 1996.

      The Company's Hong Kong subsidiary also currently maintains various credit facilities aggregating $62.1 million with a bank in Hong Kong consisting of the following: (i) a $12.1 million credit facility which is generally used for letters of credit for a foreign subsidiary's direct import business and affiliates' inventory purchases, and (ii) a $50 million credit facility, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit with the Company's largest customer. At March 31, 1996, the Company's Hong Kong subsidiary had pledged $4 million in certificates of deposit to this bank to assure the availability of these credit facilities. At March 31, 1996, there were $5,644,000 and $3,056,000 of letters of credit outstanding under these credit facilities.

      The Company's Hong Kong subsidiary maintains an additional credit facility with another bank in Hong Kong. The facility provides for (i) a $10 million line of credit for documentary letters of credit, (ii) a $10 million back-to-back letter of credit line, and (iii) a $100,000 standby letter of credit facility. At March 31, 1996, the Company's Hong Kong subsidiary has pledged $5,000,000 in certificates of deposit to assure the availability of these credit facilities. At March 31, 1996, $991,000 of the letter of credit line was utilized.

Note I -- Shareholders' Equity:

      (1) In July 1994, the Company's Board of Directors adopted, and the stockholders subsequently ratified, a Stock Compensation Program ("Program") intended to secure for the Company and its stockholders the benefits arising from ownership of the Company's common stock by those selected directors, officers, other key employees, advisors and consultants of the Company who are most responsible for the Company's success and future growth. The maximum aggregate number of shares of common stock available pursuant to the Program is 2,000,000 shares and the Program is comprised of 4 parts -- the Incentive Stock Option Plan, the Supplemental Stock Option Plan, the Stock Appreciation Rights Plan and the Stock Bonus Plan. A summary of transactions since the inception of the Program is as follows:

                             Number of       Price        Aggregate
                              Shares       Per Share       Price

Granted                      1,860,000    $1.00 - $1.10   $1,920,000
Cancelled                      (30,000)       $1.00          (30,000)
Outstanding -- March  31,
 1995                        1,830,000    $1.00 - $1.10    1,890,000
Granted                        125,000    $2.63 - $2.88      341,000
Cancelled                     (287,000)       $1.00         (287,000)
Outstanding -- March  31,
 1996                        1,668,000    $1.00 - $2.88   $1,944,000

      The term of each option is ten years, except for options issued to any person who owns more than 10% of the voting power of all classes of capital stock, for which the term is five years. Options may not be exercised during the first year after the date of the grant. Thereafter each option becomes exercisable on a pro rata basis on each of the first through third anniversaries of the date of the grant. The exercise price of options granted must be at least equal to the fair market value of the shares on the date of the grant, except that the option price with respect to an option granted to any person who owns more than 10% of the voting power of all classes of capital stock shall not be less than 110% of the fair market value of the shares on the date of the grant.

      (2) In October 1994, the Company's Board of Directors adopted, and the stockholders subsequently approved, the 1994 Non-Employee Director Stock Option Plan. The maximum number of shares of common stock available under such plan is 300,000 shares. A summary of transactions since inception of the plan is as follows:

                               Number of        Price     Aggregate
                                Shares        Per Share     Price

Granted                        175,000       $1.00      $175,000
Outstanding--March 31,
 1995                          175,000       $1.00       175,000
Cancelled                      (25,000)      $1.00       (25,000)
Outstanding--March 31,
 1996                          150,000       $1.00      $150,000

      The provisions for exercise price, term and vesting schedule are the same as noted above for the Stock Compensation Program.

     (3) Pursuant to the Plan of Reorganization, on March 31, 1994, the Company issued Series A Preferred Stock, $.01 par value, with a face value of $10 million and an estimated fair market value of approximately $9 million. The preferred stock is convertible into Common Stock at any time during the period beginning on March 31, 1997 and ending on March 31, 2002; the preferred stock is convertible into common stock at a price per share of common stock equal to 80% of the market value of a share of common stock on the date of conversion. The preferred stock bears dividends commencing June 30, 1994 on a cumulative basis at the following rates:

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

      (4) Pursuant to the Plan of Reorganization, the Noteholders received warrants for the purchase of 750,000 shares of common stock. The warrants are exercisable for a period of seven years from March 31, 1994 and provide for an exercise price of $1.00 per share for the first three years, escalating by $.10 per share per annum thereafter until expiration of the warrants.

      (5) In accordance with the Company's Plan of Reorganization, the Company completed an initial public offering of its common stock in September 1994 to shareholders of record (in those states in which the offering could be made) as of March 31, 1994, excluding the Company's former largest shareholder. The Company sold 6,149,993 shares of common stock for $1.00 per share resulting in proceeds to the Company, net of issuance costs, of approximately $5,692,000. Pursuant to the terms of the Plan of Reorganization, in January 1995, the Company paid approximately $922,000 to satisfy certain obligations owed to former creditors, and in February 1995 issued 769,446 shares of common stock to former creditors, primarily to satisfy an anti-dilution provision. The remainder of such funds were used for working capital and other corporate purposes.

     (6) In connection with the Debentures offering in August 1995, the Company issued, to the placement agent and its authorized dealers, warrants for the purchase of 500,000 shares of common stock. The warrants are exercisable for a period of four years from August 24, 1996 and provide for an exercise price of $3.9875 per share, subject to adjustment under certain circumstances.

      (7) In connection with a consulting agreement in December 1995, the Company issued, to the consultant, warrants for the purchase of 250,000 shares of common stock at an exercise price of $4.00 per share. The warrants vest and may be exercised by the holder (i) 50% at any time after six months from the date of issuance, and (ii) the balance at any time after one year from the date of issuance, in either event until December 8, 2000, when such warrants shall expire.

      (8) In November 1995, the Company filed a shelf registration statement covering 5,000,000 shares of common stock owned by FIN to finance a settlement of the Litigation Regarding Certain Outstanding Common Stock (See Note K). The shares covered by the shelf registration are subject to certain contractual restrictions and may be offered for sale or sold only by means of an effective prospectus following registration under the Securities Act of 1933, as amended.

      (9) In November 1995, the Company's stockholders approved an amendment to the Company's certificate of incorporation increasing the number of authorized shares of preferred stock from one million shares to ten million shares.

      (10) In November 1995, the Company's Board of Directors approved a plan to repurchase up to two million of its common shares, or about 20% of the Company's current float of approximately eleven million shares, from time to time in the open market. Although there are 40,252,772 shares outstanding, approximately
29.2 million shares are held directly or indirectly by affiliated entities of Geoffrey Jurick, Chairman and Chief Executive Officer of the Company. The Company has agreed with Mr. Jurick that such shares will not be subject to repurchase. The stock repurchase program is subject to consent of certain of the Company's lenders, certain court imposed restrictions, price and availability of shares, compliance with securities laws and alternative capital spending programs, including new acquisitions. The repurchase of common shares is intended to be funded by working capital, if and when available. It is uncertain at this time when the Company might be able to so repurchase any of its shares of Common Stock.

Note J -- License Agreements:

      (1) In February 1995, the Company and a former large supplier and certain affiliates (collectively, the "Supplier") entered into two mutually contingent agreements (the "Agreements"). Effective March 31, 1995, the Company granted a license of certain trademarks to the Supplier for a three-year term. The license permits the Supplier to manufacture and sell certain video products under the "EMERSON and G-Clef" trademark to one of the Company's significant customers (the "Customer") in the U.S. and Canada, and precludes the Supplier from supplying product to the Customer other than under the "Emerson and G-Clef" or the Supplier trademarks. The Company will continue to supply other products to the Customer directly. Further, the Agreements provide that the Supplier will supply the Company with certain video products for sale to other customers at preferred prices for a three-year term. Under the terms of the Agreements, the Company will receive non-refundable minimum annual royalties from the Supplier to be credited against royalties earned from sales of video cassette recorders and players, television/video cassette recorder and player combinations, and color televisions to the Customer. In addition, effective August 1, 1995, the Supplier assumed responsibility for returns and after-sale and warranty services on all video products manufactured by the Supplier and sold to the Customer, including video products sold by the Company prior to April 1, 1995. Royalty income recognized by the Company pursuant to the Agreements was $4,442,000 in Fiscal 1996.

      Additionally, the Company and the Supplier agreed on a series of purchase discounts, consistent with agreements and past practices between the Supplier and the Company. Through March 31, 1995, the Supplier had paid the Company $6.3 million against an aggregate $10.2 million of purchase discounts for product purchased from January 1, 1993 to March 31, 1995, and the balance of $3.9 million was paid in September 1995. The Company recognized $9.9 million of discounts in the year ended March 31, 1995, of which $4.3 million of discounts were attributable to purchases prior to April 1, 1994.

      (2) In October 1994, the Company entered into a license agreement with Jasco Products Co., Inc., ("Jasco"), which was amended during Fiscal 1996, whereby the Company granted a license of certain trademarks to Jasco for use on non-competing consumer electronics accessories. Under the terms of the agreement, the Company will receive minimum annual royalties through the life of the agreement, which expires on December 31, 1997, and the agreement is automatically renewable for three successive three-year periods based upon Jasco's compliance with the agreement. The minimum royalty was not exceeded in the first contract year ended December 31, 1995. The Company recognized license fee income of approximately $1,125,000 in the year ended March 31, 1995.

Note K -- Legal Proceedings:

Otake Litigation

      On December 20, 1995, the Company filed suit in the United States District Court for the District of New Jersey against Orion Sales, Inc., Otake Trading Co. Ltd., Technos Development Limited, Shigemasa Otake, and John Richard Bond, Jr. (collectively, the "Otake Defendants") alleging breach of contract, breach of covenant of good faith and fair dealing, unfair competition, interference with prospective economic gain, and conspiracy in connection with certain activities of the Otake Defendants under certain agreements between the Company and the Otake Defendants. Mr. Bond is a former officer and sales representative of the Company, having served in the latter capacity until he became involved working for the other Otake Defendants. Certain of the other Otake Defendants have supplied the majority of the Company's purchases until the Company's most recent fiscal year.

      On December 21, 1995, Orion Sales, Inc. and Orion Electric (America), Inc. filed suit against the Company in the United States District Court, Southern District of Indiana, Evansville Division, alleging various breaches of certain agreements by the Company, including breaches of the confidentiality provisions, certain payment breaches, breaches of provisions relating to product returns, and other alleged breaches of those agreements, and seeking damages in the amount of $2,452,656, together with interest thereon, attorneys' fees, and certain others costs. While the outcome of the New Jersey and Indiana actions are not certain at this time, the Company believes it has meritorious defenses against the claims made by the plaintiffs in the Indiana action. In any event, the Company believes the results of that litigation should not have a material adverse effect on the financial condition of the Company or on its operations.

Litigation Regarding Certain Outstanding Common Stock:

      The 30 million shares of Common Stock issued to GSE, FIN and Elision on March 31, 1994, pursuant to the Plan of Reorganization, were the subject of certain legal proceedings. On June 11, 1996, the Settlement Agreement was executed, which settles various legal proceedings in Switzerland, the Bahamas and the United States. The Settlement Agreement provides for, among other things, the payment by Mr. Jurick and his affiliated entities of $49.5 million to various claimants of Mr. Jurick and affiliated entities (the "Creditors"), to be paid from the proceeds of the sale of the 29,152,542 shares of Emerson common stock (the "Settlement Shares") owned by affiliated entities of Mr. Jurick. In addition, Mr. Jurick will be paid the sum of $3.5 million from the sale of such stock. The Settlement Shares will be sold over an extended, but indeterminate, period of time by a financial advisor (the "Advisor") to be selected by Emerson in consultation with Mr. Jurick and the Creditors. Such Advisor will formulate a marketing plan taking into consideration (i) the interests of Emerson's minority stockholders, and (ii) the goal of generating sufficient proceeds to pay the Creditors and Mr. Jurick as quickly as possible. The Settlement Shares will be divided into two pools. The Pool A Shares will initially consist of 15,286,172 Emerson shares. The Pool B Shares consist of the number of Emerson shares with respect to which Mr. Jurick must retain beneficial ownership of voting power to avoid an event of default arising out of a change of control pursuant to the terms of the Company's Loan and Security Agreement with the Lender and/or the indenture governing the Debentures. Sales may be made of the Settlement Shares pursuant to a registered offering if the sales price in not less than 90% of the average of the three most recent closing prices (the "Average Closing Price"), or, other than in a registered offering, of up to 1% of the Emerson common stock outstanding per quarter, if the sales price is not less than 90% of the Average Closing Price. Any other attempted sales are subject to the consent of Mr. Jurick, the Creditors and if necessary, the Court. The Settlement Agreement will only become effective after, among other things, receipt by the Court of certain share certificates currently held in foreign jurisdictions and all documents required in the Settlement Agreement.

Bankruptcy Claims:

     The Company is presently engaged in litigation regarding several bankruptcy claims which have not been resolved since the restructuring of the Company's debt. The largest claim was filed on or about July 25, 1994 in connection with the rejection of certain executory contracts with two Brazilian entities, Cineral Electronica de Amazonia Ltda. and Cineral Magazine Ltda. (collectively, "Cineral"). The contracts were executed in August 1993, shortly before the Company's filing for bankruptcy protection. The amount claimed was $93,563,457, of which $86,785,000 represents a claim for loss of profits and $6,400,000 for plant installation and establishment of offices, which were installed and established prior to execution of the contracts. The claim was filed as an unsecured claim and, therefore, will be satisfied, to the extent the claim is allowed by the Bankruptcy Court, in the manner other allowed unsecured claims were satisfied. The Company has objected to the claim and intends to vigorously contest such claim and believes it has meritorious defenses to the highly speculative portion of the claim for lost profits and the portion of the claim for actual damages for expenses incurred prior to the execution of the contracts. Additionally, on or about September 30, 1994, the Company instituted an adversary proceeding in the Bankruptcy Court asserting damages caused by Cineral and seeking declaratory relief and replevin. A motion filed by Cineral to dismiss the adversary proceeding has been denied. The adversary proceeding and claim objection have been consolidated into one proceeding and discovery commenced. This action has been stayed since June 1995 by order of the Bankruptcy Court pending settlement negotiations. An adverse final ruling on the Cineral claim could have a material adverse effect on the Company, even though it would be limited to 18.3% of the final claim determined by a court of competent jurisdiction; however, with respect to the claim for lost profits, in light of the foregoing, the Company believes the chances for recovery for lost profits are remote.

Hopper Litigation

      Effective April 24, 1996, the Company and Hopper entered into the Hopper Amendment which, among other things, amended certain provisions in the Partnership and Sales Agreements and settled all outstanding litigation between the Company, Hopper and the other named parties. Under the Hopper Amendment, Hopper advanced an additional $5 million to the Partnership, thereby increasing the liquidity of the Partnership and equalizing the investment of the partners and the sharing of cash flows. Additionally, the Hopper Amendment provides that the Partnership will continue to buy certain of the Company's product returns through December 31, 1996. Subsequent to this date, either partner may give notice to dissolve the Partnership, with a wind-down period to be completed no later than six months from the date of notice.

International Jensen Incorporated ("Jensen") Litigation

     On May 10, 1996, Jensen filed an action in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company and its President, Eugene I. Davis, for violations of proxy solicitation rules and for  breach  of a confidentiality agreement with Jensen.  On May 14,  1996,  the
Court entered a temporary restraining order against the Company and its President, which subsequently lapsed, enjoining them from (i) further solicitation of Jensen's stockholders or their representatives until the
Company has filed a Proxy Statement with the Securities and Exchange
Commission which complies with the provisions of Regulation 14A of the Securities Exchange Act of 1934; (ii) making further solicitation containing false and misleading or misleading statements of material fact or material omissions; and (iii) disclosing confidential information in violation of the confidentiality agreement. On May 20, 1996, the Company filed a counterclaim in this action alleging that Jensen and its Chairman, Chief Executive Officer and President, Robert G. Shaw, fraudulently induced the Company to enter into a confidentiality agreement and failed to negotiate with the Company in good faith. In its counterclaim, the Company requests such other equitable or other relief as the Court finds proper and an award of attorneys' fees and expenses. The Company and its President intend to vigorously defend Jensen's claim against the Company and to vigorously pursue its counterclaim against
Jensen and Mr. Shaw.   The Company believes that Jensen's claims are without
basis, that it has meritorious defenses againstJensen's claim and that the litigation or results thereof will not have a material adverse effect on the Company's consolidated financial position.

Other Litigation:

      The Company is involved in other legal proceedings and claims of various types in the ordinary course of business. While any litigation contains an element of uncertainty, management presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened (including the actions noted above), or all of them combined, will not have a material adverse effect on the Company's consolidated financial position.
Note L -- Business Segment Information and Major Customers:

      The consumer electronics business is the Company's only business segment. Operations in this business segment are summarized below by geographic area:

Year Ended March 31, 1996     U.S.    Foreign    Eliminations  Consolidated
    (In thousands)

Sales to unaffiliated
 customers                 $234,369   $11,298    $              $245,667
Transfers between
 geographic areas             2,884       876      (3,760)
Total net revenues         $237,253   $12,174    $ (3,760)      $245,667
Earnings (loss) before
 income taxes              $(11,324)  $(2,039)   $              $(13,363)
Identifiable assets        $ 90,350   $ 6,226    $              $ 96,576

Year Ended March 31,1995
Sales to unaffiliated
 customers                 $608,717   $45,954    $              $654,671
Transfers between
 geographic areas             5,954       184      (6,138)         --
Total net revenues         $614,671   $46,138    $ (6,138)      $654,671
Earnings (loss) before
 income taxes              $ 12,238   $(4,596)   $    --        $  7,642
Identifiable assets         $98,604   $15,470    $   (105)      $113,969

Year Ended March 31, 1994
Sales to unaffiliated
 customers                 $433,495   $53,895    $    --        $487,390
Transfers between
 geographic areas            2,587       --        (2,587)         --
Total net revenues        $436,082    $53,895    $ (2,587)      $487,390
Loss before
 reorganization
  costs and income taxes  $(50,718)   $(5,224)   $    --        $(55,942)
Identifiable assets       $ 99,726    $19,295    $    --        $119,021

      Transfers between geographic areas are accounted for on a cost basis. Identifiable assets are those assets used in operations in each geographic area.

      At March 31, 1996 and 1995, total assets include $27,779,000 and $37,492,000, respectively, of assets located in foreign countries.

      The Company's net sales to one customer aggregated approximately 18%, 53% and 34% of consolidated net revenues for the years ended March 31, 1996, 1995 and 1994, respectively. At March 31, 1996 and 1995, the Company had a liability balance to this customer for product returns. The Company's net sales to another customer aggregated 16%, 10% and 12% for the years ended March 31, 1996, 1995 and 1994, respectively. Trade receivables from this customer approximated 5% and 10% of accounts receivable at March 31, 1996 and 1995, respectively, and were not collateralized.

Note M -- Investment in Joint Venture

      The Company has a 50% investment in E & H Partners, a joint venture that purchases, refurbishes and sells certain of the Company's product returns. The results of this joint venture are accounted for by the equity method. The Company's equity in the earnings (loss) of the joint venture is reflected as an increase or reduction of cost of sales in the Company's Consolidated Statements of Operations. Summarized financial information relating to the joint venture is as follows:

                                                     March 31,
                                                  1996       1995
                                                   (In thousands)
Activity between Company and E & H Partners
   Accounts receivable from joint venture (a)    $13,270    $15,283
   Investment in joint venture                     1,265      1,565
   Sales to joint venture                         17,629     32,500

E & H Partners Summarized Financial Information
   Condensed balance sheet:
      Current assets                             $19,326    $26,749
      Noncurrent assets                              162        161
             Total                               $19,488    $26,910
      Current liabilities                        $16,958    $23,780
      Partnership equity                           2,530      3,130
             Total                               $19,488    $26,910

Condensed income statement:
      Net sales (b)                              $27,712    $24,760
      Net earnings (loss)                           (600)     2,130

___________________
(a) Accounts receivable were secured by a full lien on all of the partnership's inventory at these dates, and such lien had been assigned to the Lender as collateral for the U.S. line of credit facility. In April 1996, the Company agreed to equally share the lien on the partnership's inventory with the other partner in the joint venture, in exchange for, among other things, a $5 million loan by such partner to the joint venture and a subsequent paydown of E&H Partners' obligation to the Company of the same amount.

(b)  Includes sales to the Company of $5,964,000 and $3,796,000, respectively.

Note N -- Subsequent Events:

      In June 1996, the Company amended its adjusted net worth covenant with the Lender, effective June 30, 1996. The adjusted net worth covenant, as amended, requires the Company to maintain an adjusted net worth, as defined, of not less than the sum of (i) the base amount of $30,000,000 plus (ii) any proceeds received by the Company after December 31, 1995 from the sale of any equity or debt securities.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                                  SCHEDULE VIII
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)

            Column A             Column B   Column C   ColumnD  Column E
                                 Balance    Charged             Balance
                                    at        to                   at
                                 beginning   costs               end of
                                    of        and                  year
          Description              year     expenses   Deductions  (C)

Allowance for doubtful
accounts/chargebacks:
Year ended:
  March 31, 1996                  $4,150    $1,111     $2,430     $2,831
  March 31, 1995                   3,349     1,306        505(A)   4,150
  March 31, 1994                   3,267     3,023      2,941(A)   3,349

Inventory reserves:
Year ended:
  March 31, 1996                  $  470    $1,087     $  335     $1,222
  March 31, 1995                     644       251        425(B)     470
  March 31, 1994                   1,559     6,619      7,534(B)     644

(A)  Accounts written off, net of recoveries.

(B)  Net realizable value reserve removed from account when inventory is sold.

(C) Amounts do not include certain accounts receivable reserves that are disclosed as "allowances" on the Consolidated Balance Sheets since they are not valuation reserves.

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

(3) (d) Certificate of Merger of Old Emerson with and into Emerson Radio (Delaware) Corp. (incorporated by reference to Exhibit (3) (d) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9,
         1994).

(3) (e) Amendment dated February 14, 1996 to the Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

(3) (f) By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (e) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9,
         1994).

(3) (g) Amendment dated November 28, 1995 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

(4) (a)   Warrant  Agreement  to  Purchase  750,000  shares  of
          Common Stock, dated as of March 31, 1994 (incorporated by reference to Exhibit (4) (a) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(4) (b) Indenture, dated as of August 17, 1995 between Emerson and Bank One, Columbus, NA, as Trustee (incorporated by reference to Exhibit (1) of Emerson's Current Report on Form 8-K filed with the SEC on September 8, 1995).

(4) (c)   Common  Stock Purchase Warrant Agreement to  purchase
          50,000 shares of Common Stock, dated as of December 8, 1995 between Emerson and Michael Metter (incorporated by reference to Exhibit (10) (e) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

(4) (d) Common Stock Purchase Warrant Agreement to purchase 200,000 shares of Common Stock, dated as of December 8, 1995 between Emerson and Kenneth A. Orr (incorporated by reference to Exhibit (10) (f) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

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

(10) (e)  Form  of  Promissory  Note  issued  to  certain  Pre-
          Petition Creditors (incorporated by reference to Exhibit (10) (e) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (f) Loan and Security Agreement, dated March 31, 1994, by and among Emerson, Majexco Imports, Inc. and Congress Financial Corporation ("Congress") (incorporated by reference to Exhibit (10) (f) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9,
          1994).

(10) (g) Amendment No. 1 to Financing Agreements, dated as of August 24, 1995, among Emerson, Majexco Imports, Inc. and Congress (incorporated by reference to Exhibit (2) of Emerson's Current Report on Form 8-K filed with the SEC on September 8, 1995).

(10) (h)  Amendment  No. 2 to Financing Agreements, dated  as  of
          February 13, 1996 (incorporated by reference to Exhibit
          (10) (c) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

(10) (i) Emerson Radio Corp. Stock Compensation Program (incorporated by reference to Exhibit (10) (i) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (j)  Employment  Agreement  between Emerson  and  Eugene  I.
          Davis (incorporated by reference to Exhibit 6(a)(4) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

(10) (k)  Employment  Agreement  between Emerson  and  Albert  G.
          McGrath,  Jr.  (incorporated by  reference  to  Exhibit
          6(a)(7) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

(10) (l) Agreement dated as of January 1, 1996, between Emerson and Albert G. McGrath, Jr. relating to termination of employment and agreement on consulting services (incorporated by reference to Exhibit (10) (a) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

(10) (m)  Employment  Agreement between Emerson and  Geoffrey  P.
          Jurick (incorporated by reference to Exhibit 6(a)(6) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

(10) (n)  Employment Agreement between Emerson Radio (Hong  Kong)
          Ltd. and Geoffrey P. Jurick (incorporated by reference to Exhibit 6(a)(6) of Emerson's Quarterly Report on
          Form 10-Q for quarter ended June 30, 1992).

(10) (o) Employment Agreement between Emerson Radio International Ltd. (formerly Emerson Radio (B.V.I), Ltd.) and Geoffrey P. Jurick (incorporated by reference to Exhibit 6(a)(6) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

(10) (p) Lease Agreement dated as of March 26, 1993, by and between Hartz Mountain Parsippany and Emerson with respect to the premises located at Nine Entin Road, Parsippany, NJ (incorporated by reference to Exhibit
          (10) (ww) of Emerson's Annual Report on Form 10-K for the year ended December 31, 1992).

(10) (q) Employment Agreement, dated July 13, 1993, between Emerson and Merle Eakins (incorporated herein by reference to Exhibit (10)(vv) to Emerson's Annual Report on Form 10-K for the year ended March 31, 1993).

(10) (r) Agreement dated as of January 31, 1996, between Emerson and Merle Eakins relating to termination of employment and agreement on consulting services (incorporated by reference to Exhibit (10) (b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31,
          1995).

(10) (s) Employment Agreement, dated April 1, 1994, between Emerson and John Walker (incorporated herein by reference to Exhibit (10)(ee) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (t) Liquidating Trust Agreement, dated as of March 31, 1994, by and among Emerson, Majexco Imports, Inc., H.H. Scott, Inc., and Stuart D. Gavsy, Esq., as Trustee (incorporated by reference to Exhibit (10) (ff) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (u) Partnership Agreement, dated April 1, 1994, between Emerson and Hopper Radio of Florida, Inc (incorporated by reference to Exhibit (10) (q) of Emerson's Annual Report on Form 10-K for the year ended March 31, 1995).

(10) (v) Sales Agreement, dated April 1, 1994, between Emerson and E & H Partners (incorporated by reference to
          Exhibit (10) (r) of Emerson's Annual Report on Form 10-
          K for the year ended March 31, 1995).

(10) (w)   Agreement,  dated as of April 24, 1996 by  and  among
          Emerson and E & H Partners relating to amendments of the Partnership Agreement dated April 1, 1994 and the Sales Agreement dated April 1, 1994 and the settlement of certain outstanding litigation.*

 (10) (x) Independent Consultants Agreement, Dated October 1, 1994, between Emerson Radio International Ltd. and Peter G. Bunger (incorporated by reference to Exhibit
          (10) (t) of Emerson's Annual Report on Form 10-K for the year ended March 31, 1995).

(10) (y) Independent Consultant's Agreement, dated October 1, 1994, between Emerson Radio Europe B.V. and Peter G. Bunger (incorporated by reference to Exhibit (10) (u) of Emerson's Annual Report on Form 10-K for the year ended March 31, 1995).

(10) (z)  Employment  Agreement, dated October 3,  1994,  between
          Emerson and Andrew Cohan (incorporated by reference to Exhibit (10) (v) of Emerson's Annual Report on Form 10-
          K for the year ended March 31, 1995).

(10) (aa) License  Agreement, dated February  22,  1995,  between
          Emerson and Otake Trading Co. Ltd. and certain affilates ("Otake") (incorporated by reference to Exhibit 6(a)(1) of Emerson's quarterly report on Form 10-Q for quarter ended December 31, 1994).

(10) (ab) Supply  Agreement,  dated February  22,  1995,  between
          Emerson and Otake (incorporated by reference to Exhibit
          6(a)(2) of Emerson's quarterly report on Form 10-Q for quarter ended December 31, 1994).

(10) (ac) 1994  Non-Employee   Director   Stock   Option   Plan
          (incorporated by reference to Exhibit (10) (y) of Emerson's Annual Report on Form 10-K for the year ended
          March 31, 1995).

(10) (ad) Consulting Agreement, dated as of December 8, 1995 between Emerson and First Cambridge Securities Corporation (incorporated by reference to Exhibit (10)
          (d) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

(10) (ae) Stipulation of Settlement and Order dated June 11, 1996 by and among the Official Liquidator of Fidenas International Bank Limited, Petra Stelling, Barclays Bank PLC, the Official Liquidator of Fidenas Investment Limited, Geoffrey P. Jurick, Fidenas International Limited, L.L.C., Elision International, Inc., GSE Multimedia Technologies Corporation and Emerson.*

(11)      Computation of Primary Earnings Per Share.*

(12)      Computation  of  Ratio of Earnings (Loss)  to  Combined
          Fixed Charges and Preferred Stock Dividends.*

(21)      Subsidiaries of the Registrant as of March 31, 1996.*

(27)      Financial Data Schedule for year ended March 31, 1996.*


___________________
*  Filed herewith.

                                   EXHIBIT 11

                      Emerson Radio Corp. and Subsidiaries
                              Exhibit to Form 10-K
                    Computation of Primary Earnings Per Share
                      (in thousands, except per share data)

                                 Years Ended March 31,
                                   1996       1995        1994

Net earnings (loss)              $(13,389)    $ 7,375     $55,501

Preferred stock dividends            (700)        N/A         N/A

Net earnings (loss)
attributable to                  $(14,089)     $7,375     $55,501
   common shareholders

Weighted average number of
 actual shares outstanding         40,253      36,530      38,191

Additional shares assuming
 conversion or exercise of:
   Preferred stock (a)                          9,081
   Stock options and warrants                     960

Weighted average number of
 common and common equivalent
 shares outstanding                40,253      46,571      38,191

Primary earnings (loss) per
 share                             $(0.35)     $0.16       $1.45

___________________________
(a) Based on the assumed conversion of $10 million of Series A Preferred Stock into Common Stock at a price per share equal to 80% of the weighted average market value of a share of Common Stock, determined on a quarterly basis. Since the Series A Preferred Stock is not convertible into Common Stock until March 31, 1997, the number of shares issuable upon conversion may be significantly different than noted above.


                                   EXHIBIT 12

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                              EXHIBIT TO FORM 10-K
            COMPUTATION OF RATIO OF EARNINGS (LOSS) TO COMBINED FIXED
                      CHARGES AND PREFERRED STOCK DIVIDENDS
                        (In thousands, except ratio data)

                                           Historical
                               Three
                     Year      Months     Year      Year      Year       Year
                     Ended     Ended      Ended     Ended     Ended      Ended
                     Dec.      Mar.       Mar.      Mar.      Mar.       Mar.
                     31,       31,        31,       31,       31,        31,
                     1991      1992       1993      1994      1995       1996

Pretax earnings
 (loss)           $(59,571)  $(6,743)  $(55,291)  $(73,327) $7,642   $(13,363)

Fixed charges:
Interest            18,546     4,217     18,257     10,243   2,582      2,788
Amortization of
 debt expenses                                                  300       487
                    18,546     4,217     18,257     10,243    2,882     3,275
Pretax earnings
 (loss) before
 fixed charges    $(41,025)  $(2,526)  $(37,034)  $(63,084) $10,524  $(10,088)

Fixed charges:
Interest          $ 18,546   $ 4,217   $  8,257   $ 10,243  $ 2,582  $  2,788
Amortization of
 debt expenses                                                  300       487
Preferred stock
 dividend
 requirements                                                   725(a)    700
                  $ 18,546   $ 4,217   $  8,257   $ 10,243  $ 3,607   $ 3,975

Ratio of
 earnings (loss)
 to combined
 fixed charges
 and preferred
 stock
 dividends         (2.21)     (0.60)     (2.03)     (6.16)     2.92    (2.54)

Coverage
 deficiency      $ 18,546    $ 4,217    $  8,257   $ 10,243           $ 3,975

________________________
(a) The preferred stock dividend requirements have been adjusted to reflect the pretax earnings which would be required to cover such dividend requirements.


                             EXHIBIT 21

                      Emerson Radio Corp. and Subsidiaries
                              Exhibit to Form 10-K
                         Subsidiaries of the Registrant

                          Jurisdiction of  Percentage of
Name of Subsidiary        Incorporation    Ownership


Emerson Radio (Hong          Hong Kong        100%*
Kong) Limited
Emerson Radio                British          100%
International Ltd.           Virgin Islands



*  One share is owned by a resident director pursuant to local law.








