Form 10-K/A
period 1996-03-31
EMERSON RADIO CORP
filed 1996-07-26
CIK 32621

_______________________________________________________________________________
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

____________Delaware_____________         ____________22-3285224____________
(State or other jurisdiction of           (I.R.S. Employer Identification
incorporation or organization)            Number)


___Nine Entin Road, Parsippany, NJ______   _________07054_________
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:______(201) 884-5800____

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at July 25, 1996 (computed by reference to the last reported sale price of the Common Stock on the American Stock Exchange on such date):  $26,249,816.

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.   [X]  YES   [ ]  NO.

Number of Common Shares outstanding at July 25, 1996:  40,295,196

     DOCUMENTS INCORPORATED BY REFERENCE: None

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K pursuant to the Securities Exchange Act of 1934, as amended, as set forth in the pages attached hereto:

     PART III, Items 10 - 13 are amended by the inclusion of such items herein.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

                                   MANAGEMENT

OFFICERS AND DIRECTORS

      The following table sets forth certain information regarding the officers and directors of Emerson Radio Corp. (the "Company") as of the date hereof:

Name                   Age  Position

Geoffrey P. Jurick     55   Chairman of the Board and Chief Executive
                            Officer, Director
Eugene I. Davis        41   President, Director
John P. Walker         33   Executive Vice President, Chief
                            Financial Officer
Marino Andriani        48   President, Emerson Radio Consumer
                            Products Corporation
John J. Raab           60   Senior Vice President-Operations
Eddie Rishty           36   Senior Vice President-Controller and Logistics
Stuart D. Slugh (3)    41   Vice President-Engineering/After Sales Service
Elizabeth J.Calianese  38   Vice President-Human Resources, Secretary
Robert H. Brown, Jr.   42   Director
(1)(2)
Peter G. Bunger(2)     55   Director
Jerome H. Farnum (1)   60   Director
Raymond L. Steele      61   Director
(1)(2)

___________________________________
(1) Member of Audit Committee
(2) Member of Compensation and Personnel Committee
(3) As set forth below, Stuart D. Slugh will resign from his position with the Company effective August 23, 1996.

GEOFFREY P. JURICK has served as Director since September 1990, Chief Executive
Officer since July 1992 and Chairman since December 1993.   Mr.  Jurick
served as President from July 1993 to October 1994. Since March 1990, he has been President and Director of Fidenas Investment Limited. Since December 1993, Mr. Jurick has served as a Director of Fidenas International Limited, L.L.C. and its predecessor ("FIN") and, since May 1994, as an officer and general manager of Fidenas International. Mr. Jurick has served as a Director, Chairman and Chief Executive Officer of GSE Multimedia Technologies Corporation ("GSE"), which is traded in the over-the-counter market, since May 1994. Since March 1996, Mr. Jurick has served as Chairman of Elision International Ltd. ("Elision"). For more than the past five years, Mr. Jurick has held a variety of senior executive positions with several of the entities comprising the Fidenas group of companies ("Fidenas Group"), whose activities encompass merchant banking, investment banking, investment management, and corporate development.

EUGENE I. DAVIS has served as President since October 1994 and as a Director since September 1990. Mr. Davis served as Interim Chief Financial Officer from February 1993 until November 1995 and as Executive Vice President from
July 1992 to October 1994. From June 1989 to July 1992, Mr. Davis was a shareholder and director of the law firm of Holmes Millard & Duncan, P.C., in Dallas, Texas. Since August 1992, Mr. Davis has served as a director of Tipperary Corporation, which is traded on the American Stock Exchange and, from October 1993 until January 1995 he served as a director of Crandall Finance Corporation, which was traded on the pink sheets of the over-the-counter market. Since May 1995, Mr. Davis has also served as a Director of Beth Israel Health Care Services, a private corporation.

JOHN P. WALKER has served as Executive Vice President and Chief Financial Officer since April 1996 and was Senior Vice President from April 1994 until March 1996. Mr. Walker was Vice President-Finance from February 1993 to April 1994, Assistant Vice President-Finance from June 1991 to January 1993 and Director of Financial Management from September 1989 to May 1991.

MARINO ANDRIANI has served as President of Emerson Radio Consumer Products Corporation since February 1996. From December 1994 until February 1996, Mr. Andriani was President of Appliance Corp. of America, a Welbilt Consumer
Products Company.   Prior thereto, Mr. Andriani was Executive Vice President-
Sales of the Company from September 1990 to March 1993.

JOHN J. RAAB has served as Senior Vice President-Operations since  October
1995 and was Vice President-Far East Operations from May 1995 until September
1995.   Prior thereto, he was President and Chief Operating Officer of Robeson
Industries Corp. from March 1990 to March 1995. Robeson Industries Corp. filed for relief under Chapter 11 of the United States Bankruptcy Code and emerged from Bankruptcy and was sold in the end of 1994.

EDDIE RISHTY has served as Senior Vice President-Controller and Logistics since April 1996, was Vice President-Controller from July 1993 until March 1996, and was Corporate Controller from October 1991 to June 1993. Prior thereto, Mr. Rishty was Assistant Controller from April 1989 to September 1991.

STUART D. SLUGH has served as Vice President-Engineering and After Sales Service since September 1994. Prior thereto, Mr. Slugh was Assistant Vice President-Engineering and After Sales Service from April 1994 to September 1994, and was Director of Technical Services for the Company from May 1993 to April 1994. Prior thereto and for more than the preceding five years, Mr. Slugh was National Parts Manager for the Company. Mr. Slugh has submitted his resignation from the Company effective August 23, 1996.

ELIZABETH J. CALIANESE has served as Secretary since January 1996, as Vice President-Human Resources since May 1995 and as Deputy General Counsel since May
1995.   From  April 1991 to May 1995, Ms. Calianese served as Assistant General
Counsel.   Prior thereto, from June 1989 until March 1991, Ms. Calianese was  a corporate attorney with the Company.

ROBERT H. BROWN, JR. has been a Director since July 1992. Presently, he is Executive Vice President of Rauscher Pierce Refsnes, Inc. ("Rauscher"). Since February 1994, Mr. Brown has been Executive Vice President of Capital Markets of Rauscher, in Dallas, Texas. From January 1990 until February 1994, Mr. Brown was Senior Vice President and Director of the Corporate Finance Department of
Rauscher.   Since May 1993, Mr. Brown has served as a Director of Stevens
Graphics Corp., which is traded on the American Stock Exchange.

PETER G. BUNGER has been a Director since July 1992. Presently, he is a consultant with Savarina AG. Since October 1992, Mr. Bunger has served as Director of Savarina AG, engaged in the business of portfolio management monitoring in Zurich, Switzerland, and since 1992, as Director of ISCS, a computer software company. From December 1991 until December 1993, he was Vice Chairman of Montcour Bank and Trust Company Limited, a bank organized in the Bahamas and an affiliate of Fidenas International. From 1981 until 1992, Mr. Bunger was owner and Managing Director of Peter G. Bunger Investment Consulting, a firm which supervised, controlled, and analyzed investments for individuals.

JEROME H. FARNUM has been a Director since July 1992. Since July 1994, Mr. Farnum has been an independent consultant. From 1979 until 1994, Mr. Farnum served as a senior executive with several of the entities comprising the Fidenas Group, in charge of legal and tax affairs, accounting, asset and investment management, foreign exchange relations, and financial affairs.

RAYMOND L. STEELE has been a Director since July 1992. He has been retired since September 1993. From August 1990 until September 1993, Mr. Steele served as Executive Vice President of Pacholder Associates, Inc., a company providing investment management and other financial advisory services to institutional clients. Mr. Steele is a member of the Board of Directors of Pharmhouse, Inc., a publicly-traded retail drug chain, Modernfall, Inc. and the GFTA Advisory Board.

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

      To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended March 31, 1996, all Section 16(a) filing requirements applicable to the officers, Directors and greater than ten percent beneficial owners were complied with. It is the practice of the Company to attend to the filing of Section 16(a) forms on behalf of the officers and directors of the Company.

ITEM 11 - EXECUTIVE COMPENSATION AND OTHER INFORMATION

COMPENSATION OF EXECUTIVE OFFICERS

      The following executive compensation disclosures reflect all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers
of the Company.   The "named executive officers" are the Company's Chief
Executive Officer (the "CEO"), regardless of compensation level, the four most highly compensated executive officers, other than the CEO serving as such on March 31, 1996, and one individual for whom disclosure would have been provided but for the fact that this individual was not serving as an executive officer on March 31, 1996. Where a named executive officer has served during any part of the Company's fiscal year ended March 31, 1996 ("Fiscal 1996"), the disclosures reflect compensation for the full year in each of the periods presented.

THREE-YEAR COMPENSATION SUMMARY

      The following table summarizes for the years indicated the compensation awarded to, earned by or paid to the named executive officers for services rendered in all capacities to the Company:

                           SUMMARY COMPENSATION TABLE

                        Annual Compensation        Long-Term Compensation
                                                       Awards    Payouts

                                                    RE-    SECUR-       ALL
                                           OTHER    STRICT- ITIES       OTHER
NAME AND                                   ANNUAL   ED     UNDER-  LTIP COM-
PRINCIPAL       FISCAL                     COMPEN-  STOCK  LYING   PAY- PEN-
POSITION(S)      YEAR   SALARY    BONUS    SATION   AWARDS OPTIONS OUTS SATION
                                             (1)             (4)          (2)
GEOFFREY P.      1996  $490,000  $137,500  $102,661   -      -      -   $1,693
JURICK           1995   378,333   275,000    78,702   -    600,000  -      311
CHAIRMAN OF      1994   250,000   195,000     -       -      -      -       -
THE BOARD AND
CHIEF EXECUTIVE
OFFICER

EUGENE I. DAVIS  1996   450,000    87,500    90,745   -      -      -   12,997
PRESIDENT        1995   360,000   175,000   102,024   -    600,000  -    6,986
                 1994   360,000   150,000   102,385   -      -      -    5,524

JOHN P. WALKER   1996   165,000    40,000    24,307   -      -      -    4,912
EXECUTIVE VICE   1995   110,000    75,000    20,420   -    200,000  -    3,841
PRESIDENT AND    1994   110,000    85,000     9,483   -      -      -    1,918
CHIEF FINANCIAL
OFFICER

JOHN J. RAAB     1996   178,846       -       9,131   -     50,000  -    1,882
SENIOR VICE      1995     -           -         -     -      -      -      -
PRESIDENT-       1994     -           -         -     -      -      -      -
OPERATIONS (3)

EDDIE RISHTY     1996   130,000     20,000    21,360   -      -      -    3,814
SENIOR VICE      1995   110,000     40,000     9,289   -     30,000  -    3,261
PRESIDENT-       1994   105,154     25,000     8,082   -      -      -    2,485
CONTROLLER &
LOGISTICS

ALBERT G.        1996   157,500       -       17,574   -      -      -    4,645
McGRATH, JR.     1995   175,000     75,000    19,958   -    200,000  -    5,451
SENIOR VICE      1994   175,000    100,000    18,462   -      -      -    4,671
PRESIDENT,
SECRETARY AND
GENERAL COUNSEL
(3)

(1) Consists of (i) car allowance and auto expenses afforded to the listed Company executive officers, including $39,967 and $30,546 paid to Mr. Davis, and $20,745 and $19,114 paid to Mr. Walker, respectively, in Fiscal 1996 and 1995, and $20,433 paid to Mr. Rishty in Fiscal 1996, (ii) tax preparation services provided to Mr. Davis, (iii) expenses paid by the Company on behalf of Mr. Davis, covering his club membership, and (iv) relocation and temporary lodging expenses and associated tax gross-ups in the amount of $102,661, $73,394 and $0 for Mr. Jurick, $24,493, $43,002 and
     $64,643 for Mr. Davis and $0, $0 and $9,137 for Mr. McGrath paid by the Company in Fiscal 1996, 1995 and 1994, respectively. See "Certain Relationships and Related Transactions."

(2) Consists of the Company's contribution to its 401(k) employee savings plan, life insurance and disability insurance.

(3) Mr. Raab became an executive officer of the Company in March 1995. Effective January 1, 1996, Mr. McGrath resigned from his position at the Company and simultaneously entered into a one-year consulting agreement with the Company. Pursuant to the agreement, Mr. McGrath received payments aggregating $48,462 in Fiscal 1996 which are not included in the above table.

(4) In July 1994, the Company granted stock options to purchase 600,000, 600,000, 200,000 and 200,000 shares of common stock to each of Messrs. Jurick, Davis, McGrath and Walker, respectively, exercisable at an exercise price of $1 per share (except $1.10 in the case of Mr. Jurick). In October 1994, Mr. Rishty was granted a stock option to purchase 30,000 shares of common stock at an exercise price of $1 per share. In November 1995, Mr. Raab was granted a stock option to purchase 50,000 shares of common stock at an exercise price of $2.875 per share. Pursuant to the agreement entered into with Mr. McGrath described above, stock options to purchase
     133,333 shares were cancelled. On June 28, 1996, Mr. McGrath exercised his remaining options and acquired 42,424 shares of Common Stock. The outstanding options vest in annual increments of one-third, commencing one year from the date of grant, and their exercise is contingent on continued employment with the Company.

STOCK OPTIONS

     The following table sets forth information regarding the grant of stock options during Fiscal 1996 to the named executive officers:


                          OPTION GRANTS IN FISCAL 1996


                                                             Potential
                                                             Realizable
                                                             Value at
                                                             Assumed
                                                             Annual Rates
                                                             of Stock
                                                             Price
                                                             Appreciation
                                                             for Option
Individual Grants                                            Term (2)
                                %
                             of Total
                             Options
                             Granted
                                to      Exer-
                             Employees   cise
                    Number      in      Price   Expir-
                  of Options  Fiscal     Per     ation
      Name          Granted    1996     Share   Date (1)    5%        10%
GEOFFREY P. JURICK   -          -         -      -          -       -
EUGENE I. DAVIS      -          -         -      -          -       -
JOHN P. WALKER       -          -         -      -          -       -
JOHN J. RAAB       50,000      40%     $2.875  7/7/04     $90,404  $229,100
EDDIE RISHTY         -          -         -      -          -       -
ALBERT G. MCGRATH,
  JR.                -          -         -      -          -       -

(1) The stock options were granted under the 1994 Stock Compensation Program, and are exercisable commencing one year after the grant date in the three equal annual installments, with full vesting occurring on the third anniversary of the date of the grant.

(2) The dollar amounts under these columns are the result of calculations at the assumed compounded market appreciation rates of 5% and 10% as required by the Securities and Exchange Commission over a ten-year term and therefore, are not intended to forecast possible future appreciation, if any, of the stock price.

OPTION EXERCISES AND HOLDINGS

      The following table sets forth information with respect to the named executive officers concerning the exercise of options during Fiscal 1996 and unexercised options held at March 31, 1996:

                         OPTION EXERCISES IN FISCAL 1996
                        AND MARCH 31, 1996 OPTION VALUES

                                            Number of          Value of
                                           Unexercised       Unexercised
                                            Options at       In-the-Money
                  Number of                 March 31,         Options at
                   Shares                     1996          March 31, 1996
                 Acquired on     Value     Exercisable/      Exercisable/
      Name         Exercise     Realized   Unexercisable     Unexercisable
                                                                 (1)
GEOFFREY P.JURICK     -            -       200,000/400,000  $292,500/$585,000
EUGENE I. DAVIS       -            -       200,000/400,000  $312,500/$625,000
JOHN P. WALKER        -            -        66,667/133,333  $104,167/$208,333
JOHN J. RAAB          -            -             0/ 50,000  $      0/$      0
EDDIE RISHTY          -            -        10,000/ 20,000  $ 15,625/$ 31,250
ALBERT G. MCGRATH,
  JR.                 -            -        66,667/      0  $104,167/$      0

   (1) Calculated based on the difference between the aggregate fair market value of the shares subject to options at March 31, 1996 and the aggregate option exercise price.

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

      Geoffrey P. Jurick, Chairman and Chief Executive Officer of the Company, entered into five-year employment agreements ("Jurick Employment Agreements") with the Company and two of its wholly-owned subsidiaries, Emerson Radio (Hong
Kong) and Emerson Radio International Ltd. (formerly Emerson Radio (B.V.I.) Ltd.) (hereinafter, collectively the "Companies"), providing for an aggregate annual compensation of $250,000, which was increased to $390,000 in May 1994 and to $490,000 effective April 1, 1995. In addition to his base salary, Mr. Jurick is entitled to an annual bonus upon recommendation by the Compensation and Personnel Committee of the Company's Board of Directors, subject to the final approval of the Company's Board of Directors.

      Subject to certain conditions, each of the Jurick Employment Agreements grants to Mr. Jurick severance benefits, through expiration of the respective terms of each of such agreements, commensurate with Mr. Jurick's base salary, in the event that his employment with the Companies terminates due to permanent disability, without cause or as a result of constructive discharge (as defined
therein).   In the event that Mr. Jurick's employment with the Companies terminates due to termination for "cause", because Mr. Jurick unilaterally terminates the agreements or for reasons other than constructive discharge or permanent disability, Mr. Jurick shall only be entitled to base salary earned through the applicable date of termination. Similar provisions are set forth in each of the contracts described below.

      Eugene I. Davis, President of the Company, entered into a five-year employment agreement ("Davis Employment Agreement") with the Company, providing for an annual compensation of $360,000, which was increased to $450,000 effective April 1, 1995. In addition to his base salary, Mr. Davis is entitled to an annual bonus equal to an amount up to 30% of Mr. Davis' base salary, based upon attainment of objectives identified in the Company's five-year business plan adopted by the Board of Directors ("Business Plan"). Mr. Davis may also receive an additional annual performance bonus to be recommended by the Compensation and Personnel Committee of the Company's Board of Directors, subject to the final approval of the Company's Board of Directors.

      Pursuant to the Davis Employment Agreement, the Company granted to Mr. Davis an option to purchase 500,000 shares of Common Stock. Such option was cancelled pursuant to the Plan of Reorganization; however, the Company subsequently granted Mr. Davis options to purchase 600,000 shares of Common
Stock. The Company has also agreed for the term of the Davis Employment Agreement and three years thereafter, to pay for and maintain legal malpractice insurance covering Mr. Davis for occurrences and actions taken by him at any time prior to or during the term of such agreement on behalf of the Company or its employees. The Company has also agreed to pay all sums, which may be deductible amounts, not otherwise paid by such insurer.

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

      John P. Walker, Executive Vice President and Chief Financial Officer, entered into a three-year employment agreement with the Company providing for an annual compensation of $110,000, which was increased to $165,000 effective April 1, 1995 and increased to $210,000 effective April 1, 1996. In addition to his base salary, Mr. Walker is entitled to an annual bonus equal to an amount up to 30% of Mr. Walkers' base salary, upon attainment of objectives identified by the Executive Committee. Mr. Walker may also receive an additional annual performance bonus to be recommended by the Compensation and Personnel Committee of the Company's Board of Directors, subject to the final approval of the Company's Board of Directors.

      If Messrs. Jurick, Davis and Walker were to be terminated due to permanent disability, without cause or as a result of constructive discharge, the estimated dollar amount to be paid after March 31, 1996 to each such individual, based on the terms of their respective contracts, would be $622,000, $571,000 and $210,000, respectively.

COMPENSATION OF DIRECTORS

      Directors of the Company who are employees do not receive compensation for serving on the Board. Non-employee Directors are paid $20,000 per annum in quarterly installments. The Chairmen of the Audit Committee and Compensation and Personnel Committee each receive an additional $10,000 per annum. Pursuant to the terms of the Company's 1994 Non-Employee Director Stock Option Plan, each non-employee Director was granted options to purchase 25,000 shares of Common Stock on October 7, 1994. On October 7, 1994, each Chairman was also granted options to purchase an additional 25,000 shares of Common Stock.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of July 26, 1996, by (i) each Director and nominee for Director of the Company, (ii) executive officers and Directors of the Company as a group and (iii) each person or entity known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. For purposes of this Form 10-K/A-1, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated and based upon the Company's review of information on file with the Securities and Exchange Commission, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                              Amount and
                              Nature of
Name and Address of           Beneficial
Beneficial Owner             Ownership(2)      Percent of Class
Geoffrey P. Jurick (1)(3)     29,552,642            72.6%
Nine Entin Road
Parsippany, NJ  07054

Fidenas International         29,152,542            72.3%
  Limited, L.L.C.  (1)
831 Route 10
Suite 38,  #113
Whippany, NJ  07981

Elision International,         1,600,000             4.0%
  Inc.
275 Wyman Street
Waltham, MA 02154

GSE Multimedia                12,000,000            29.8%
  Technologies Corporation
Kostheimer-Landstrasse 36
55246 Mainz - Kostheim
Germany D6502

Eugene I. Davis (3)             490,000              1.2%
Robert H. Brown, Jr.             16,667              (4)
Peter G. Bunger                   8,333              (4)
Jerome H. Farnum                  8,333              (4)
Raymond L. Steele                16,667              (4)

All Directors and Officers   30,235,975             73.2%
   as a Group (11 persons)
   (5)(6)


(1)  Consists of 15,552,542, 1,600,000 and 12,000,000 shares of Common Stock held by FIN, Elision and GSE, respectively. FIN is record holder of
     847,458 shares of Common Stock and formerly held such shares as nominee. The nominee relationship has been terminated and FIN and Mr. Jurick disclaim beneficial ownership. Mr. Jurick indirectly owns, through a controlled holding company, approximately 95% of FIN. In addition, Mr. Jurick is the manager of FIN. FIN owns approximately 14.3% of Elision.
     Mr. Jurick indirectly owns, through certain holding companies and beneficial interests in affiliates, a controlling interest in each of GSE
     and  Elision.   In accordance with a Stipulation and Order  of  Settlement, dated June 11, 1996, on its effective date and after court approval, the shares of Common Stock held by Elision and GSE will be transferred and registered in the name of FIN. See "Legal Proceedings."

(2) Based on 40,295,196 shares of Common Stock outstanding as of July 26, 1996, plus shares of Common Stock under option of any director or executive officer, exercisable within 60 days. Does not include (i) shares of Common Stock issuable upon conversion of 10,000 shares of Series A Preferred Stock, (ii) Common Stock issuable upon conversion of certain warrants issued to the Company's former creditors, (iii) Common Stock issuable upon exercise of outstanding options, which are not currently exercisable within 60 days, (iv) Common Stock issuable upon conversion of the Company's 8-1/2% Senior Subordinated Convertible Debentures Due 2002 (the "Debentures") or
     (v) Common Stock issuable upon the exercise of warrants granted to (a) Dresdner Securities (USA) Inc, ("the placement agent") and authorized dealers in connection with the private placement of the Debentures or (b) First Cambridge Securities Corporation in connection with a consulting agreement.

(3) Includes options, exercisable within 60 days, to purchase 400,000 shares of Common Stock. Does not include options to purchase an aggregate of 200,000 shares of Common Stock not currently exercisable.

(4)   Represents less than 1.0% of the outstanding Common Stock.

(5) Includes 993,333 shares of Common Stock subject to unexercised stock options which were exercisable within 60 days under the Company's Stock Compensation Program.

(6) Does not include options to purchase an aggregate of 711,667 shares of Common Stock not currently exercisable within 60 days.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In connection with the execution of the Stipulation of Settlement and Order, dated June 11, 1996 ("Stipulation") between Mr. Jurick, Barclays Bank PLC, Petra Stelling, the Official Liquidator of Fidenas International Bank Limited, FIN, Elision, GSE and the Official Liquidator of FIL, the Company will advance certain expenses and fees including certain expenses of the Advisor and Settlement Agent, to be appointed pursuant to the terms of the Stipulation, in each instance to be reimbursed from the proceeds of the first sale of the Settlement Shares. The maximum amount to be paid by the Company for the initial advance for such reasonable fees and expenses is $250,000 ("initial advance"), which amount is to be reimbursed from the proceeds of the first sale of Settlement Shares and which is to be paid prior to any payment of the Aggregate Amount as set forth in the Stipulation. After full reimbursement to the Company of the initial advance, from time to time the Company shall pay, on a revolving basis, additional reasonable expenses, not to exceed
$75,000 at any one time, incurred by the Settlement Agent (including those incurred in its capacity as Collateral Agent) and the Advisor. The Company shall be reimbursed for such further advances from the proceeds of the first sale of Settlement Shares following an advance of any portion of the $75,000. Additionally, to the extent not reimbursed from the sales of Settlement Shares as set forth herein, the Company shall be reimbursed for the expense incurred in connection with the registration of Settlement Shares from the first proceeds of sales of such Settlement Shares. See "Legal Proceedings."

      The law firm of Lowenstein, Sandler, Kohl, Fisher & Boylan, P.A., was retained as the Company's outside counsel following the settlement of a proxy contest conducted in 1992. Payments aggregating approximately $1,070,000 were made by the Company for the fiscal year ended March 31, 1994. The firm was retained by the Company as special corporate counsel during the Restructuring proceedings and received payment for services rendered and expenses incurred during such proceedings. In addition, the firm provides ongoing services for the Company. The firm received approximately $637,000 and $737,000 during Fiscal 1996 and the year ended March 31, 1995 ("Fiscal 1995"), respectively. A family member of Mr. Davis joined such law firm subsequent to its retention by the Company and served of counsel to such law firm. During Fiscal 1996, such family member became a member of another law firm and such law firm now serves as the Company's outside general counsel. The Company was billed approximately $95,000 for legal services during Fiscal 1996 by such law firm.

      In connection with the execution of his employment agreement with the Company, Eugene I. Davis, the Company's President, agreed to relocate his residence to the general locality of the Company's principal executive offices. To assist in such relocation, in the fiscal year ended March 31, 1993 ("Fiscal 1993"), the Company provided to Mr. Davis an interest-free bridge loan of $120,000. The maturity date of Mr. Davis' loan has been extended and is due in the fiscal year ending March 31, 1997.

      Mr. Pablo Bunger, the brother of Peter Bunger, a director of the Company, was the Managing Director of the Company's Spanish branch. Pursuant to a consulting arrangement, Mr. Pablo Bunger received compensation and reimbursement of expenses aggregating $28,000 and $118,000 in Fiscal 1996 and Fiscal 1995, respectively. The Company has closed the Spanish branch and the consulting arrangement was terminated.

      The Company reorganized its Canadian operations in Fiscal 1996. In connection with such reorganization, Emerson's Canadian subsidiary has entered into a series of agreements with Tammy Venator, doing business as Venator Electronics Sales and Services, Ltd. ("Venator"). Ms. Venator is the daughter of Theo Heuthorst, former President of Emerson's Canadian subsidiary, and she was formerly the National Service Manager of such subsidiary. Effective April 1, 1995, Emerson's Canadian subsidiary entered into several three-year agreements with Venator providing for (i) Venator receiving returned products, (ii) Venator purchasing returned products on an "as-is" basis for refurbishing and resale by Venator, (iii) Venator processing warranty claims submitted by service centers authorized to engage in warranty service of Emerson products sold in Canada,
(iv) Venator distributing parts to customers and service centers for Emerson products, which it will purchase from the Company's Canadian subsidiary at a premium over their costs, and (v) Venator maintaining an effective service center network to accommodate all customers of Emerson's Canadian subsidiary, maintaining a factory service center, and maintaining a parts distribution center and providing other after sales services. The Company was billed $37,569 for services provided with respect to the above-mentioned agreements during Fiscal 1996. In addition, the Company billed Venator approximately $269,000 for spare part purchases and returned product purchases over the same period. The Company was owed approximately $68,000 for these purchases as of March 31, 1996 and the Company owed Ventor approximately $2,000 for services provided as of March 31, 1996. Through these agreements, the Company has reduced its costs of operations in Canada, while maintaining its market presence in Canada. The Company believes that the terms on which it has entered into the agreements with Venator described above are no less favorable than could have been obtained from an unrelated third party.

      In Fiscal 1996 and Fiscal 1995, the Company sold finished goods and spare parts to GSE for approximately $178,000 and $341,000, respectively, on terms no more favorable than those available to third parties. The Company was owed approximately $18,000 for these purchases as of March 31, 1996.

     In October 1994 and February 1995, the Company employed two individuals who were professional advisers to Mr. Jurick and certain entities with which Mr. Jurick is affiliated or associated. One individual was paid $38,587 and $52,885 by the Company for Fiscal 1996 and Fiscal 1995, respectively, as well as receiving automobile benefits and related expenses in the amount of $1,256 and $3,027, respectively. The other individual was paid $41,716 and $6,856 by the Company in Fiscal 1996 and Fiscal 1995, respectively, as well as receiving automobile benefits in the amount of $897 and $1,295, respectively. The services of both individuals were terminated in Fiscal 1996. In addition to services rendered to the Company, each of the individuals, while employed by the Company devoted substantial amounts of time to services for Mr. Jurick and his associated or affiliated entities, and consequently, Mr. Jurick may be deemed to receive an indirect benefit from the payment by the Company of the salary and other expenses of these two individuals.

      Peter G. Bunger, a Director of the Company, was engaged as a consultant to two foreign subsidiaries of the Company. The agreements, effective as of October 1, 1994, provided for aggregate annual compensation of $140,000, had terms of two years and authorized reimbursement for reasonable travel and business expenses. Pursuant to the consulting agreements, Mr. Bunger received compensation and reimbursement of expenses aggregating $48,333 in Fiscal 1996. These agreements were terminated as of September 30, 1995.

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

                               SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dated indicated.



/s/ Geoffrey P. Jurick        Chairman of the Board         July 26, 1996
Geoffrey P. Jurick            Chief Executive Officer


/s/ Eugene I. Davis           President and Director        July 26, 1996
Eugene I. Davis


/s/ Robert H. Brown, Jr.      Director                      July 26, 1996
Robert H. Brown, Jr.


                              Director                      July   , 1996
Peter G. Bunger

/s/ Jerome H. Farnum          Director                      July 26, 1996
Jerome H. Farnum


/s/ Raymond L. Steele         Director                      July 26, 1996
Raymond L. Steele