Form 10-Q
period 1996-06-30
EMERSON RADIO CORP
filed 1996-08-21
CIK 32621

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 FILED ON AUGUST 20, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1996

                            or

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of common stock as of June 30, 1996:
40,252,772.

                         PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements.

                 EMERSON RADIO CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
               (In thousands, except per share amounts)


                                               Three Months Ended
                                                     June 30
                                                 1996       1995
     Net revenues . . . . . . . . . . . . .     $41,147    $ 57,058

     Costs and expenses:

        Cost of sales . . . . . . . . . . .      38,784      50,886
        Other operating costs and expenses .        934       1,617
        Selling, general & administrative
          expenses . . . . . . . . . . . . .      5,364       5,242

                                                 45,082      57,745

     Operating loss . . . . . . . . . . . .      (3,935)       (687)

     Interest expense . . . . . . . . . . .         812         622

     Loss before income taxes . . . . . . .      (4,747)     (1,309)

     Provision (benefit) for income taxes .         (24)         92

     Net loss . . . . . . . . . . . . . . .    $ (4,723)   $ (1,401)

     Net loss per common share. . . . . . .    $   (.12)   $   (.04)

     Weighted average number of
        common shares outstanding . . . . . .    40,253      40,253


     The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)


                                                      June 30,      March 31,
                                                        1996          1996
                                                    (Unaudited)
     ASSETS
     Current Assets:
       Cash and cash equivalents  . . . . . . . . .   $ 17,508      $ 16,133
       Accounts receivable (less allowances of
         $4,426 and $6,139, respectively) . . . . .     17,908        23,583
       Inventories  . . . . . . . . . . . . . . . .     31,682        35,292
       Prepaid expenses and other current assets  .      9,979        10,306

         Total current assets . . . . . . . . . . .     77,077        85,314

     Property and equipment - (at cost less
       accumulated depreciation and amortization
       of $4,838 and $4,422, respectively) . . . . .     3,137         3,501
     Other assets . . . . . . . . . . . . . . . . .      8,336         7,761

         Total Assets . . . . . . . . . . . . . . .   $ 88,550      $ 96,576

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
       Notes payable  . . . . . . . . . . . . . . .   $ 17,436      $ 21,151
       Current maturities of long-term debt . . . .        138           173
       Accounts payable and other current
         liabilities  . . . . . . . . . . . . . . .     11,533        10,391
       Accrued sales returns  . . . . . . . . . . .      2,672         3,091
       Income taxes payable . . . . . . . . . . . .        187           202

         Total current liabilities  . . . . . . . .     31,966        35,008

     Long-term debt . . . . . . . . . . . . . . . .     20,872        20,886
     Other non-current liabilities  . . . . . . . .        278           300

     Shareholders' Equity:
     Preferred stock - $.01 par value, 10,000,000
       shares authorized, 10,000 shares issued
       and outstanding   . . . . .. . . . . . . . .      9,000         9,000
     Common stock - $.01 par value, 75,000,000
       shares authorized, 40,252,772. . . . . . . .
       shares issued and outstanding. . . . . . . .        403           403
     Capital in excess of par value . . . . . . . .    108,986       108,991
     Accumulated deficit  . . . . . . . . . . . . .    (83,073)      (78,175)
     Cumulative translation adjustment  . . . . . .        118           163

         Total shareholders' equity   . . . . . . .     35,434        40,382

         Total Liabilities and Shareholders' Equity   $ 88,550      $ 96,576


     The accompanying notes are an integral part of the interim consolidated financial statements.

                 EMERSON RADIO CORP. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                       (In thousands of dollars)

                                                  Three Months Ended
                                                        June 30,
                                                    1996        1995
Cash Flows from Operating Activities:

  Net cash provided by operating
    activities . . . . . . . . . . . . . . . .    $  5,308   $  1,428

Cash Flows from Investing Activities:

  Net cash provided (used) by investing
    activities   . . . . . . . . . . . . . . .          45     (1,177)

Cash Flows from Financing Activities:

  Net repayments under line of
    credit facility. . . . . . . . . . . . . .      (3,715)    (2,077)
  Other  . . . . . . . . . . . . . . . . . . .        (263)      (720)
  Net cash used by financing
    activities . . . . . . . . . . . . . . . .      (3,978)    (2,797)

Net increase (decrease) in cash and cash
  equivalents  . . . . . . . . . . . . . . . .       1,375     (2,546)
Cash and cash equivalents at beginning
  of year. . . . . . . . . . . . . . . . . . .      16,133     17,020

Cash and cash equivalents at end of period . .    $ 17,508(a) $14,474 (a)

Supplemental disclosure of cash flow information:

  Interest paid  . . . . . . . . . . . . . . .    $    815   $    884

  Income taxes paid  . . . . . . . . . . . . .    $     15   $    114


(a) The balances at June 30, 1996 and 1995, include $9.0 million and $9.1 million of cash and cash equivalents, respectively, pledged to assure the availability of certain letter of credit facilities.

The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
NOTE 1

      The unaudited interim consolidated financial statements reflect all adjustments that management believes necessary to present fairly the results of operations for the periods being reported. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Emerson Radio Corp. (the "Company") annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 1996, included in the Company's annual Form 10-K filing.

      The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Due to the seasonal nature of the Company's consumer electronics business, the results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results of operations for the full year ending March 31, 1997.

NOTE 2

      Net loss per common share for the three month periods ended June 30, 1996 and 1995 are based on the net loss and deduction of preferred stock dividend requirements and the weighted average number of shares of common stock outstanding during each period. The net loss per share for both periods does not include common stock equivalents assumed outstanding since they are anti-dilutive.

NOTE 3

      The provision for income taxes for the three months ended June 30, 1995 consists primarily of taxes related to international operations. The benefit for income taxes for the three months ended June 30, 1996 consists primarily of domestic tax refunds received. The Company did not recognize tax benefits for losses incurred by its domestic operations during the three months ended June 30, 1996 and 1995.

NOTE 4

      Spare parts inventories, net of reserves, aggregating $1,920,000 and $2,042,000 at June 30, 1996 and March 31, 1996, respectively, are included in "Prepaid expenses and other current assets."

NOTE 5

Long-term debt consists of the following:
(In thousands of dollars)

                                        June 30,    March 31,
                                          1996        1996
8 1/2% Senior Subordinated Convertible
  Debentures Due 2002 . . . . . .        $20,750     $20,750
Other . . . . . . . . . . . . . .            260         309

                                          21,010      21,059
Less current obligations. . . . .            138         173
                                         $20,872     $20,886

NOTE 6

     The 30 million shares of Common Stock issued to GSE Multimedia Technologies Corporation ("GSE"), Fidenas International Limited, L.L.C. ("FIN") and Elision International, Inc. ("Elision") on March 31, 1994, pursuant to the bankruptcy restructuring plan, were the subject of certain legal proceedings. On June 11, 1996, a Stipulation of Settlement and Order (the "Settlement Agreement") was executed, which settles various legal proceedings in Switzerland, the Bahamas and the United States among Mr. Jurick, Emerson's Chairman and Chief Executive Officer, and his affiliated entities and certain of their creditors (the "Creditors"). The Settlement Agreement provides, among other things, for the payment by Mr. Jurick and his affiliated entities of $49.5 million to the Creditors, to be paid from the proceeds of the sale of certain of the 29,152,542 shares of Emerson common stock (the "Settlement Shares") owned by affiliated entities of Mr. Jurick. In addition, Mr. Jurick will be paid the sum of $3.5 million from the sale of such stock. The Settlement Shares will be sold over an extended, but indeterminate, period of time by a financial advisor (the "Advisor") to be proposed by Emerson and selected in consultation with Mr. Jurick and the Creditors. Such Advisor will formulate a marketing plan taking into consideration (i) the interests of Emerson's minority stockholders, and
(ii) the goal of generating sufficient proceeds to pay the Creditors and Mr. Jurick as quickly as possible. The Settlement Shares will be divided into two pools. The Pool A Shares initially will consist of 15,286,172 Emerson shares. The Pool B Shares will consist of the number of Settlement Shares with respect to which Mr. Jurick must retain beneficial ownership of voting power to avoid an event of default arising out of a change of control pursuant to the terms of the Company's Loan and Security Agreement with a U.S. financial institution (the "Lender") and/or the indenture governing the Company's 8 1/2% Senior Subordinated Convertible Debentures Due 2002 (the "Debentures"). Sales may be made of the Settlement Shares pursuant to a registered offering if the sales price is not less than 90% of the average of the three most recent closing prices (the "Average Closing Price"), or,  other than  in  a registered  offering,  of up to 1%  of  the  Emerson  common  stock outstanding per quarter, if the sales price is not less than 90% of the Average Closing Price. Any other attempted sales are subject to the consent of the Company, Mr. Jurick and the Creditors, or, if necessary, the Court. The Settlement Agreement will only become effective after, among other things, receipt by the Court of certain share certificates currently held in foreign jurisdictions and all documents required in the Settlement Agreement.

      On May 10, 1996, International Jensen Incorporated ("Jensen") filed an action in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company and its President, Eugene I. Davis, for violations of proxy solicitation rules and for breach of a confidentiality agreement with Jensen. On May 14, 1996, the Court entered a temporary restraining order against the Company and its President, which subsequently lapsed, enjoining them from (i) further solicitation of Jensen's stockholders or their representatives until the Company has filed a Proxy Statement with the Securities and Exchange Commission which complies with the provisions of Regulation 14A of the Securities Exchange Act of 1934; (ii) making further solicitation containing false and misleading or misleading statements of material fact or material omissions; and (iii) disclosing confidential information in violation of the confidentiality agreement. On May 20, 1996, the Company filed a counterclaim and third party complaint in this action alleging that Jensen and its Chairman, Chief Executive Officer and President, Robert G. Shaw, fraudulently induced the Company to enter into a confidentiality agreement and failed to negotiate with the Company in good faith. In its counterclaim and third party complaint, the Company requests such other equitable or other relief as the Court finds proper and an award of attorneys' fees and expenses. On July 2, 1996, the Company amended its third party complaint to include Recoton Corporation ("Recoton"), the competing bidder for Jensen, and William Blair Leveraged Capital Fund, L.P. ("Blair") for conspiring in the actions of Jensen and Mr. Shaw. The Company voluntarily dismissed Blair, without prejudice, on August 2, 1996. On August 8, 1996, the Company filed a Second Amended Counterclaim and Third Party Complaint with the Chicago Federal Court alleging that disclosures and omissions in Jensen's proxy materials consitituted violations of the antifraud provisions of the federal proxy rules and seeking a temporary restraining order to enjoin Jensen from holding its August 28, 1996 Special Meeting of Stockholders to approve the Recoton/Shaw transactions and from utilizing any proxies solicited pursuant to such allegedly materially misleading proxy materials. Jensen has sought to have the Court abstain from deciding this matter. The Court has not yet ruled on whether it will abstain. The Company and its President intend to vigorously defend Jensen's claims against the Company and its President and to vigorously pursue its counterclaim against Jensen and its third party complaint against Mr. Shaw and Recoton. The Company believes that Jensen's claims are without basis, that it has meritorious defenses against Jensen's claim and that the litigation or results thereof will not have a material adverse effect on the Company's consolidated financial position.

     On July 30, 1996, the Company filed a complaint in the Court of Chancery of the State of Delaware against Jensen, all of its directors, Blair, Recoton, and certain affiliates of the foregoing alleging violations of Delaware law involving Jensen's auction process, interference with prospective economic advantage, and aiding and abetting breaches of fiduciary duties. In particular, the complaint seeks an order enjoining the consummation of the Jensen/Recoton merger and the sale of Jensen's Original Equipment Manufacturing business to Mr. Shaw. The complaint also seeks to require Jensen and its Board of Directors to provide relevant due diligence materials to the Company and to engage in good faith negotiations with the Company by asking the Court to order Jensen and its Board of Directors to conduct a fair auction on a level playing field. The Company is also requesting the Court to award damages and further relief as would be just and equitable. The Court ordered expedited discovery and held a hearing on the matter and on a motion for preliminary injunction filed on behalf of Jensen's stockholders on August 15, 1996. The Court has not yet rendered its decision.

      On December 20, 1995, the Company filed suit in the United States District Court for the District of New Jersey against Orion Sales, Inc., Otake Trading Co. Ltd., Technos Development Limited, Shigemasa Otake, and John Richard Bond, Jr., (collectively, the "Otake Defendants") alleging breach of contract, breach of covenant of good faith and fair dealing, unfair competition, interference with prospective economic gain, and conspiracy in connection with certain activities of the Otake Defendants under certain agreements between the Company and the Otake Defendants. Mr. Bond is a former officer and sales representative of the Company, having served in the latter capacity until he became involved working for the other Otake Defendants. Certain of the other Otake Defendants have supplied the majority of the Company's purchases until the Company's most recent fiscal year ended March 31, 1996.

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

     The Company is presently engaged in litigation regarding several bankruptcy claims which have not been resolved since the restructuring of the Company's debt. The largest claim was filed July 25, 1994 in connection with the rejection of certain executory contracts with two Brazilian entities, Cineral Electronica de Amazonia Ltda. and Cineral Magazine Ltda. (collectively, "Cineral"). The contracts were executed in August 1993, shortly before the Company's filing for bankruptcy protection. The amount claimed was $93,563,457, of which $86,785,000 represents a claim for lost profits and $6,400,000 for plant installation and establishment of offices, which were installed and established prior to execution of the contracts. The claim was filed as an unsecured claim and, therefore, will be satisfied, to the extent the claim is allowed by the Bankruptcy Court, in the manner other allowed unsecured claims were satisfied. The Company has objected to and has vigorously contested the claim and believes it has meritorious defenses to the highly speculative portion of the claim for lost profits and the portion of the claim for actual damages for expenses incurred prior to the execution of the contracts. Additionally, on or about September 30, 1994, the Company instituted an adversary proceeding in the Bankruptcy Court asserting damages caused by Cineral and seeking declaratory relief and replevin. A motion filed by Cineral to dismiss the adversary proceeding has been denied. The adversary proceeding and claim objection have been consolidated into one proceeding an discovery commenced. This action has been stayed since June 1995 by order of the Bankruptcy Court pending settlement negotiations. An adverse final ruling on the Cineral claim could have a material adverse effect on the Company, even though it would be limited to 18.3% of the final claim determined by a court of competent jurisdiction; however, with respect to the claim for lost profits, in light of the foregoing, the Company believes the chances for recovery for lost profits are remote.

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

                             Three Months Ended June 30,
                                    1996        1995

Income Statement data:

   Net Sales (a)                  $10,405      $ 7,274
   Net Earnings                       580          919

   Sales by the Company             2,819        7,989
    to E&H Partners


                                  June 30,    March 31,
                                    1996        1996
Balance Sheet Data:

   Current assets (b)             $17,121      $19,326
   Noncurrent assets                  181          162
      Total Assets                $17,302      $19,488
   Accounts Payable to the
    Company (b)                   $ 6,471      $13,270
   Other Current liabilities        7,721        3,688
      Total Liabilities            14,192       16,958
   Partnership Equity               3,110        2,530
      Total Liabilities and
Partnership Equity                $17,302      $19,488
   Equity of the Company in net
    assets of E&H Partners        $ 1,555      $ 1,265


 (a) Includes sales to the Company of $3,971,000 and $1,425,000, respectively.

  (b) Inventories of the Partnership had been assigned to the Lender as collateral for the U.S. line of credit facility. In April 1996, the Company agreed to equally share the lien on the partnership's inventory with the other party in the joint venture, in exchange for, among other things, a $5.0 million loan by such partner to the joint venture and a subsequent partial paydown of E&H Partners' obligation to the Company of the same amount.

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company's actual results may differ from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report. See Other Information - Part II, Item 5.

GENERAL

      Effective March 31, 1995, the Company and one of its suppliers and certain of its affiliates (collectively, the "Supplier"), entered into two mutually contingent agreements (the "Agreements"). The Company granted a license of certain trademarks to the Supplier for a three-year term. The license permits the Supplier to manufacture and sell certain video products under the
Emerson trademark to the Company's  largest  customer (the  "Customer"), in the U.S. and Canada. As a result, the Company is receiving royalties attributable to such sales over the three-year term of the Agreements in lieu of reporting the full dollar value of such sales and associated costs. The Company continues to supply other products to the Customer directly. Further, the Agreements provide that the Supplier will supply the Company with certain video products for sale to other customers at preferred prices for a three-year term. Under the terms of the Agreements, the Company will receive non-refundable minimum annual royalties from the Supplier to be credited against royalties earned from sales of video cassette recorders and players, television/video cassette recorder and player combination units, and color televisions to the Customer. In addition, effective August 1, 1995, the Supplier assumed responsibility for returns and after-sale and warranty services on all video products manufactured by the Supplier and sold to the Customer, including video products sold by the Company prior to August 1, 1995. As a result, the impact of sales returns on the Company's operating results have been significantly reduced, effective with the quarter ended September 30, 1995. The Company has reported lower direct revenues in the quarters ended June 30, 1996 and 1995 as a result of the Agreements, but its net operating results for such periods have not been impacted negatively. The Company has realized and expects to continue to realize a more stable cash flow over the three-year term of the Agreements, as well as reduced short-term borrowings necessary to finance accounts receivable and inventory, thereby reducing interest costs. Additionally, the Company's gross margins are expected to improve as the change in mix to higher margin products and a reduction in costs for product returns (which have historically been higher for certain video products) take hold. The Company and the Supplier are currently involved in litigation over certain matters concerning the terms of the Agreements.

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

RESULTS OF OPERATIONS

      Consolidated net revenues for the three month period ended June 30, 1996 decreased $15,911,000 (28%) as compared to the same period in the fiscal year ended March 31, 1996 ("Fiscal 1996"). The decrease resulted from decreases in unit sales of video cassette recorders, televisions and television/video cassette recorder combination units, audio products and microwave ovens due to higher retail stock levels, increased price competition in these product categories, weak consumer demand and a soft retail market. This was partially offset by sales of home theater and car audio products which were not introduced until the second half of Fiscal 1996. Revenues earned from the licensing of the Emerson Radio trademark were $1,002,000 and $1,044,000 in the three month periods ended June 30, 1996 and 1995, respectively. Furthermore, the Company's Canadian sales decreased $2.5 million relating to the continued weak Canadian economy, partially offset by an increase in European sales to the Company's new distributor in Spain. Although the Company expects its United States sales for the quarter ending September 30, 1996 to be lower than the second quarter of Fiscal 1996 due to continuing weak consumer demand and the increased level of price competition, the Company is focusing on improving its margins on such sales by emphasizing higher margin products.

      Cost of sales, as a percentage of consolidated revenues, was 94% for the three month period ended June 30, 1996 as compared to 89% for the same period in Fiscal 1996. Gross profit margins in the three month period ended June 30, 1996 were unfavorably impacted by a change in product mix, lower sales prices (primarily video products), the allocation of reduced fixed costs over a lower sales base in the current fiscal year, and the recognition of income relating to reduced reserve requirements for sales returns in the first quarter of Fiscal 1996. However, gross profit margins were favorably impacted by a reduction in the costs associated with product returns related to the Company's agreements with a majority of its suppliers to return defective products and receive in exchange an "A" quality unit.

      Other operating costs and expenses declined $683,000 in the three month period ended June 30, 1996 as compared to the same period in Fiscal 1996, primarily as a result of a decrease in expenses formerly incurred to process product returns which are now subject to the Agreements with the Supplier.

      Selling, general and administrative expenses ("S,G&A") as a percentage of revenues, was 13% for the three month period ended June 30, 1996, as compared to 9% for the same period in Fiscal 1996. In absolute terms, S,G&A increased by $122,000 in the three month period ended June 30, 1996 as compared to the same period in Fiscal 1996. The increase was primarily attributable to a decrease in foreign currency exchange gains, unrealized losses incurred on investment securities and an increase in advertising incentives to stimulate sales, partially offset by a reduction in fixed costs and compensation expense relating to the Company's downsizing program in both the U.S. and in its foreign offices, and lower selling expenses attributable to the lower sales. The increase in the S,G&A as a percentage of revenues is due primarily to the allocation of fixed S,G&A costs over a lower sales base. Additionally, the Company's exposure to foreign currency fluctuations, primarily in Canada and Spain, resulted in the recognition of net foreign currency exchange gains aggregating $14,000 and $432,000 in the three month periods ended June 30, 1996 and 1995, respectively.

     Interest expense increased by $190,000 in the three month period ended June 30, 1996 as compared to the same period in Fiscal 1996. The increase was attributable to the interest expense associated with the Debentures issued in August 1995, partially offset by the lower average borrowings at lower interest rates on the U.S. revolving line of credit facility. The average rate in effect on the credit facility for the three month periods ended June 30, 1996 and 1995 was approximately 9.5% and 11.25%, respectively.

      As a result of the foregoing factors, the Company incurred a net loss of $4,723,000 for the three month period ended June 30, 1996, compared to a net loss of $1,401,000 for the same period in Fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $5,308,000 for the three months ended June 30, 1996. Cash was provided by decreases in accounts receivables and inventories partially offset by a loss from operations. The decrease in accounts receivable was due primarily to a one-time receipt of $5.0 million from the Company's 50% owned joint venture (E & H Partners) in the current quarter as a partial paydown of joint venture's obligation to the Company. The decrease in inventory is primarily due to a more cautious purchasing strategy focusing on reducing inventory levels and the associated carrying costs.

      Net cash provided by investing activities was $45,000 for the three months ended June 30, 1996.

     In the three months ended June 30, 1996, the Company's financing activities utilized $3,978,000 of cash. The Company reduced its borrowings under its U.S. line of credit facility by $3,715,000 through the collection of accounts receivable.

      The Company maintains an asset-based revolving line of credit facility, as amended, with a U.S. financial institution (the "Lender"). The facility provides for revolving loans and letters of credit, subject to individual maximums and, in the aggregate, not to exceed the lesser of $60 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. All credit extended under the line of credit is secured by the U.S. and Canadian assets of the Company except for trademarks, which are subject to a negative pledge covenant. The interest rate on these borrowings is 1.25% above the stated prime rate. At June 30, 1996, there were approximately $17.4 million outstanding on the Company's revolving loan facility. At June 30, 1996, the Company's letter of credit facility was not utilized. Based on the "Borrowing Base" amount at June 30, 1996, $7,085,000 of the credit facility was not utilized. Pursuant to the terms of the credit facility, as amended, effective June 30, 1996, the Company is required to maintain a minimum adjusted net worth, as defined, of $30,000,000. At June 30, 1996, the Company had an adjusted net worth of $35,434,000.

      The Company's Hong Kong subsidiary maintains various credit facilities aggregating $62.1 million with a bank in Hong Kong consisting of the following:
(i) a $12.1 million credit facility generally used for letters of credit for a foreign subsidiary's direct import business and affiliates' inventory purchases, and (ii) a $50 million credit facility, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit with the Customer. At June 30, 1996, the Company's Hong Kong subsidiary had pledged $4 million in certificates of deposit to this bank to assure the availability of these credit facilities. At June 30, 1996, there were approximately $7.7 million and $9.0 million of letters of credit outstanding on the $12.1 million and $50 million credit facilities, respectively.

     The Company's Hong Kong subsidiary maintained an additional credit facility with another bank in Hong Kong. The facility provided for a $10 million line of credit for documentary letters of credit and a $10 million back-to-back letter of credit line collateralized by a $5 million certificate of deposit. At June 30, 1996, the Company's Hong Kong subsidiary had pledged $5.0 million in certificates of deposit to assure the availability of this credit facility. At June 30, 1996, this credit facility was not utilized. The Company recently terminated such facility.

     Since the emergence of the Company from bankruptcy, management believes it has been able to compete more effectively in the highly competitive consumer electronics and microwave oven industries in the United States and Canada by combining innovative approaches to the Company's current product line, such as value-added promotions, and  augmenting its  product line with higher margin complementary products. The  Company  also intends to engage in the marketing of distribution, sourcing and other services to third parties. In addition, the Company intends to undertake efforts to expand the international distribution of its products into areas where management believes low to moderately priced, dependable consumer electronics and microwave oven products will have a broad appeal. The Company has in the past and intends in the future to pursue such plans either on its own or by forging new relationships, including license arrangements, partnerships, joint ventures or strategic mergers and acquisitions of companies in similar or complementary businesses.

     In prior years, the Company successfully concluded licensing agreements for certain business products and intends to pursue additional licensing opportunities and believes that such licensing activities will have a positive impact on net operating results by generating royalty income with minimal costs, if any, and without the necessity of utilizing working capital or accepting customer returns. The Company is also considering strategic alternatives for its North American video business not covered under the license agreement with the Supplier.

      Management believes that future cash flow from operations and the institutional financing described above will be sufficient to fund all of the Company's cash requirements for the next year.

      The Company's liquidity is impacted by the seasonality of its business. The Company records the majority of its annual sales in the quarters ending September 30 and December 31. This requires the Company to open significantly higher amounts of letters of credit during the quarters ending June 30 and September 30, therefore significantly increasing the Company's working capital needs during these periods. Additionally, the Company received the largest percentage of customer returns in the quarter ending March 31. The higher level of returns during this period adversely impacts the Company's collection activity during this period, and therefore its liquidity. The Company believes that the Agreements with the Supplier (as noted above) and the "return-to-vendor" agreements should favorably impact the Company's cash flow over their respective terms.

                EMERSON RADIO CORP. AND SUBSIDIARIES

                              PART II

                         OTHER INFORMATION

ITEM 1.   Legal Proceedings.

                The information required by this item is included in Notes 6 and 7 of Notes to Interim Consolidated Financial Statements filed in Part I of Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference.

ITEM 5.   Other Information.

               (a)  Certain statements in this quarterly report on Form 10-
          Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report and in future filings by the Company with the Securities and Exchange Commission, constitute "forward looking statements" with the meaning of the Reform Act. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or the failure to comply with, government regulations and other factors referenced in this quarterly report.

                (b) The Company and Starr Securities, Inc. ("Starr") entered into a one-year consulting agreement dated as of August 1, 1996. Pursuant to the consulting agreement, Starr agreed to provide financial consulting services in exchange for $5,000 per month and stock purchase warrants to be issued to Starr, and/or representatives of Starr it so designates (see Exhibits 10b, 10c and 10d below). The stock purchase warrants were issued to Starr and two of its representatives and entitles the holders thereof to purchase an aggregate of 250,000 shares of the Company's common stock at an exercise price of $4.00 per share, and expire on August 1, 2001.

ITEM 6.   Exhibits and Reports on Form 8-K.

                    (a)  Exhibits:

                                10(a)  Consulting Agreement, dated  as
                     of August 1, 1996 between Emerson Radio Corp. ("Emerson") and Starr Securities, Inc.

                                 10(b)   Common Stock Purchase Warrant
                      Agreement to purchase 125,000 shares of Common Stock, dated as of August 1, 1996 between Emerson and Starr Securities, Inc.

                                 10(c)   Common Stock Purchase Warrant
                      Agreement to purchase 110,000 shares of Common Stock, dated as of August 1, 1996 between Emerson and Arthur Stern, III.

                                 10(d)   Common Stock Purchase Warrant
                      Agreement to purchase 15,000 shares of Common Stock, dated as of August 1, 1996 between Emerson and Arthur Stern, IV.

                    (b)  Reports on Form 8-K:

                               (1)  During the three month period
                    ended June 30, 1996, no Form 8-K was filed.

                      EMERSON RADIO CORP. AND SUBSIDIARIES

                              PART II

                   OTHER INFORMATION - CONTINUED

                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   EMERSON RADIO CORP.
                                      (Registrant)





Date:  August 20, 1996             /s/ Eugene I. Davis
                                   Eugene I. Davis
                                   President





Date: August 20, 1996              /s/ Eddie Rishty
                                   Eddie Rishty
                                   Senior Vice President - Controller
                                   and Logistics (Chief Accounting Officer)