Form 10-Q
period 1996-09-30
EMERSON RADIO CORP
filed 1996-11-19
CIK 32621

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                        or

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

                              (201)884-5800
           (Registrant's telephone number, including area code)
-----------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of common stock as of September 30, 1996: 40,295,196.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                       Six Months Ended    Three Months Ended
                                          September 30,       September 30,
                                        1996      1995        1996     1995

Net  revenues  .. . . . .  . . . . .  $101,656   $144,406    $60,509  $87,348

Costs and expenses:

    Cost  of sales . . . . . . . . .    96,536    130,692     57,752   79,807

    Other  operating costs and expenses  1,624      2,545        689      929

   Selling, general & administrative
      expenses. . . . . . . . . . . .    9,705     10,995      4,342    5,752

   Restructuring and other nonrecurring
     charges . . . . . . . . . . . .     2,734                 2,734

                                       110,599     144,232    65,517    86,488

Operating  profit (loss). .  . . . .    (8,943)        174    (5,008)      860

Interest  expense . . . . .. . . . .     1,657       1,294       845       671

Earnings (loss) before income taxes. . (10,600)     (1,120)   (5,853)      189

Provision  for income taxes . . .. .       166         154       190        63

Net earnings (loss). . . . . . . . .  $(10,766)   $ (1,274)   (6,043)   $  126

Net earnings (loss) per common share  $   (.28)   $   (.04)  $  (.15)   $   -

Weighted average number of common
    shares  outstanding. . . . . . .    40,274      40,253    40,295    40,253


The accompanying notes are an integral part of the interim consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                                 Sept. 30,    March 31,
                                                   1996         1996
                                                (Unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents  . . . . . . . . .   $ 15,002      $ 16,133
  Short-term investments . . . . . . . . . . .      4,050         1,872
  Accounts receivable (less allowances of
    $4,813 and $6,139, respectively) . . . . .     18,232        23,583
  Inventories  . . . . . . . . . . . . . . . .     27,517        35,292
  Prepaid expenses and other current assets  .      7,898         8,434

    Total current assets . . . . . . . . . . .     72,699        85,314

Property and equipment - (at cost less
  accumulated depreciation and amortization
  of $5,166 and $4,422, respectively) . . . . .     2,823         3,501
Other assets . . . . . . . . . . . . . . . . .      7,111         7,761

    Total Assets . . . . . . . . . . . . . . .   $ 82,633      $ 96,576

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable  . . . . . . . . . . . . . . .   $ 19,186      $ 21,151
  Current maturities of long-term debt . . . .        120           173
  Accounts payable and other current
    liabilities  . . . . . . . . . . . . . . .      9,806        10,391
  Accrued sales returns  . . . . . . . . . . .      3,016         3,091
  Income taxes payable . . . . . . . . . . . .        148           202

    Total current liabilities  . . . . . . . .     32,276        35,008

Long-term debt . . . . . . . . . . . . . . . .     20,895        20,886
Other non-current liabilities  . . . . . . . .        256           300

Shareholders' Equity:
Preferred stock - $.01 par value, 1,000,000
  shares authorized, 10,000 shares issued
  and outstanding   . . . . .. . . . . . . . .      9,000         9,000
Common stock - $.01 par value, 75,000,000
  shares authorized, 40,295,196 and 40,252,772
  shares issued and outstanding, respectively.        403           403
Capital in excess of par value . . . . . . . .    109,243       108,991
Accumulated deficit  . . . . . . . . . . . . .    (89,291)      (78,175)
Unrealized loss on short-term investments. . .       (256)
Cumulative translation adjustment  . . . . . .        107           163

    Total shareholders' equity   . . . . . . .     29,206        40,382

    Total Liabilities and Shareholders' Equity   $ 82,633      $ 96,576


The accompanying notes are an integral part of the interim consolidated financial statements.


                 EMERSON RADIO CORP. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                       (In thousands of dollars)
                                                   Six Months Ended
                                                     September 30,
                                                    1996        1995
Cash Flows from Operating Activities:

  Net cash provided (used) by operating
    activities . . . . . . . . . . . . . . . .    $  3,322   $ (4,295)

Cash Flows from Investing Activities:

  Purchases of investment securities. . . . . .     (2,256)
  Additions to property and equipment. . . . .        (169)    (1,145)
  Other. . . . . . . . . . . . . . . . . . . .         113       (476)
  Net cash used by investing
    activities . . . . . . . . . . . . . . . .      (2,312)    (1,621)

Cash Flows from Financing Activities:

  Net repayments under line of credit
    facility . . . . . . . . . . . . . . . . .      (1,965)   (15,305)
  Net proceeds from private placement of
    Senior Subordinated Convertible
    Debentures . . . . . . . . . . . . . . . .                 19,233
  Other  . . . . . . . . . . . . . . . . . . .        (176)      (731)
  Net cash provided (used) by financing
    activities . . . . . . . . . . . . . . . .      (2,141)     3,197

Net decrease in cash and cash
  equivalents  . . . . . . . . . . . . . . . .      (1,131)    (2,719)
Cash and cash equivalents at beginning
  of year. . . . . . . . . . . . . . . . . . .      16,133     17,020

Cash and cash equivalents at end of period . .    $ 15,002(a) $14,301(a)

Supplemental disclosure of cash flow information:

  Interest paid  . . . . . . . . . . . . . . .    $  1,661    $ 1,564

  Income taxes paid  . . . . . . . . . . . . .    $     15    $   133


(a) The balances at September 30, 1996 and 1995 include $4.0 million and $9.1 million, respectively, of cash and cash equivalents pledged to assure the availability of certain letter of credit facilities.

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

      Due to the seasonal nature of the Company's consumer electronics business, the results of operations for the three and six month periods ended September 30, 1996 are not necessarily indicative of the results of operations for the full year ending March 31, 1997.

NOTE 2

      Net earnings (loss) per common share for the three and six month periods ended September 30, 1996 and 1995 are based on the net earnings (loss) and deduction of preferred stock dividend requirements (resulting in a loss attributable to common shareholders) and the weighted average number of shares of common stock outstanding during the periods. These per share amounts do not include common stock equivalents assumed outstanding since they are anti-dilutive.

NOTE 3

      The provision for income taxes for the three and six month periods ended September 30, 1996 and 1995 consists primarily of taxes related to international operations. The Company did not recognize tax benefits for losses incurred by its domestic operations during the same periods.

NOTE 4

      The Company records short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities consist of equity securities which are classified as both trading securities and as available for sale securities. Investments in trading securities are reported at fair value, with unrealized gains and losses included in earnings. Unrealized holding losses on trading securities as of September 30, 1996 were approximately $283,000 and are included in the statement of operations. In the quarter ended September 30, 1996, the Company reclassified one of its short-term investments to available for sale and accordingly, unrealized gains and losses are reported as a separate component of shareholders' equity. The cost of investments sold and related realized gains and losses are determined using the specific identification method.

The   amortized  cost  and  estimated  market  value  of  investment  securities classified as available for sale at September 30, 1996 are as follows:


Amortized cost           $3,938,659

Gross unrealized losses    (256,409)

Estimated market value   $3,682,250


NOTE 5

      Spare parts inventories, net of reserves, aggregating $1,823,000 and $2,042,000 at September 30, 1996 and March 31, 1996, respectively, are included in "Prepaid expenses and other current assets".

NOTE 6

NOTES PAYABLE:

      The Company maintains a $30 million asset-based revolving line of credit facility with a U.S. financial institution (the "Lender"). Pursuant to the terms of the credit facility, as amended, effective September 30, 1996, the Company is required to maintain a minimum adjusted net worth, as defined, of $30,000,000 excluding certain restructuring and nonrecurring charges. At September 30, 1996, the Company had an adjusted net worth, excluding such charges, of $31,940,000 and, therefore was in compliance with this covenant.

LONG-TERM DEBT:


Long-term debt consists of the following:
(In thousands of dollars)

                                        Sept. 30,    March 31,

                                          1996         1996

8 1/2% Senior Subordinated
  Convertible Debentures
  Due 2002. . . . . . . . . . . .        $20,750      $20,750
Other . . . . . . . . . . . . . .            265          309

                                          21,015       21,059
Less current obligations. . . . .            120          173
                                         $20,895      $20,886

NOTE 7

SETTLEMENT OF LITIGATION REGARDING CERTAIN OUTSTANDING COMMON STOCK:

     The 30 million shares of Common Stock issued to GSE Multimedia Technologies Corporation ("GSE"), Fidenas International Limited, L.L.C. ("FIN") and Elision International, Inc. ("Elision") on March 31, 1994, pursuant to the bankruptcy restructuring plan, were the subject of certain legal proceedings. On June 11, 1996, a Stipulation of Settlement and Order (the "Settlement Agreement") was executed, which settles various legal proceedings in Switzerland, the Bahamas and the United States among Mr. Geoffrey P. Jurick, Emerson's Chairman and Chief Executive Officer, certain of his affiliated entities (GSE, FIN and Elision) and certain of their creditors (the "Creditors"). The Settlement Agreement provides, among other things, for the payment by Mr. Jurick and such affiliated entities of $49.5 million to the Creditors, to be paid from the proceeds of the sale of certain of the 29,152,542 shares of Emerson common stock (the "Settlement Shares") owned by affiliated entities of Mr. Jurick. In addition, Mr. Jurick will be paid the sum of $3.5 million from the sale of Settlement Shares. The Settlement Shares will be sold over an indeterminate period of time by a financial advisor (the "Advisor") to be proposed by Emerson and selected in consultation with Mr. Jurick and the Creditors. TM Capital has initially been selected as the Advisor. Such Advisor will formulate a marketing plan taking into consideration (i) the interests of Emerson's minority stockholders, and
(ii)  the goal of generating sufficient proceeds to pay the Creditors  and   Mr.
Jurick as quickly as possible. The Settlement Shares will be divided into two pools. The Pool A Shares initially will consist of 15,286,172 Emerson shares. The Pool B Shares will consist of the number of Settlement Shares with respect to which Mr. Jurick must retain beneficial ownership of voting power to avoid an event of default arising out of a change of control pursuant to the terms of the Company's Loan and Security Agreement with a U.S. financial institution (the "Lender") and/or the indenture governing the Company's 8 1/2% Senior Subordinated Convertible Debentures Due 2002 (the "Debentures"). Sales may be made of the Settlement Shares pursuant to a registered offering if the sales price is not less than 90% of the average of the three most recent closing prices (the "Average Closing Price"), or, other than in a registered offering, of up to 1% of the Emerson common stock outstanding per quarter, if the sales price is not less than 90% of the Average Closing Price. Any other attempted sales are subject to the consent of the Company, Mr. Jurick, and the Creditors, or, if necessary, the Court.
The Settlement Agreement will only become effective after, among other things, receipt by the Court of certain share certificates currently held in foreign jurisdictions and all documents required in the Settlement Agreement. A hearing to approve the Settlement Agreement has been scheduled for November 19, 1996 in the United States District Court in Newark, New Jersey.

INTERNATIONAL JENSEN INCORPORATED LITIGATION:

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

      On August 8, 1996, the Company filed a Second Amended Counterclaim and Third Party Complaint with the Chicago Federal Court alleging that disclosures and omissions in Jensen's proxy materials constituted violations of the antifraud provisions of the federal proxy rules and seeking a temporary restraining order to enjoin Jensen from holding its August 28, 1996 Special Meeting of Stockholders to approve the Recoton/Shaw transactions and from utilizing any proxies solicited pursuant to such allegedly misleading proxy materials. The Court determined to abstain from deciding on this matter on August 26, 1996. On October 22, 1996, Emerson and Jensen further amended their claims and Recoton filed a separate action alleging that Emerson tortuously interfered with the Jensen/Recoton transaction which seeks damages of not less than $5 million. The Company and its President intend to vigorously defend
Jensen's and Recoton's claims against the Company and its President and to vigorously pursue its counterclaim against Jensen and its third party complaint against Mr. Shaw and Recoton. The Company believes that Jensen's and Recoton's claims are without basis, that it has meritorious defenses against Jensen's and Recoton's claims and that the litigation or results thereof will not have a material adverse effect on the Company's consolidated financial position.

     On July 30, 1996, the Company filed a complaint in the Court of Chancery of the State of Delaware against Jensen, all of its directors, Blair, Recoton, and certain affiliates of the foregoing alleging violations of Delaware law involving Jensen's auction process, interference with prospective economic advantage, and aiding and abetting breaches of fiduciary duties. In particular, the complaint seeks an order enjoining the consummation of the Jensen/Recoton merger and the sale of Jensen's Original Equipment Manufacturing business to Mr. Shaw. The complaint also seeks to require Jensen and its Board of Directors to provide relevant due diligence materials to the Company and to engage in good faith negotiations with the Company by asking the Court to order Jensen and its Board of Directors to conduct a fair auction on a level playing field. The Company is also requesting the Court to award damages and further relief as would be just and equitable. The Court ordered expedited discovery and held a hearing on the matter and on a motion for preliminary injunction filed on behalf of Jensen's stockholders on August 15, 1996. The Court denied the motions for preliminary injunction, and the Recoton/Shaw transactions with Jensen were consummated on or about August 28, 1996.

OTAKE LITIGATION:

      On December 20, 1995, the Company filed suit in the United States District Court for the District of New Jersey against Orion Sales, Inc., Otake Trading Co. Ltd., Technos Development Limited, Shigemasa Otake, and John Richard Bond, Jr., (collectively, the "Otake Defendants") alleging breach of contract, breach of covenant of good faith and fair dealing, unfair competition, interference with prospective economic gain, and conspiracy in connection with certain activities of the Otake Defendants under certain agreements between the Company and the Otake Defendants. Mr. Bond is a former officer and sales representative of the Company, having served in the latter capacity until he began working for the other Otake Defendants. Certain of the other Otake Defendants have supplied the majority of the Company's purchases until the Company's most recent fiscal year ended March 31, 1996.

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

BANKRUPTCY CLAIMS:

     The Company is presently engaged in litigation regarding several bankruptcy claims which have not been resolved since the restructuring of the Company's debt. The largest claim was filed July 25, 1994 in connection with the rejection of certain executory contracts with two Brazilian entities, Cineral Electronica de Amazonia Ltda. and Cineral Magazine Ltda. (collectively, "Cineral"). The contracts were executed in August 1993, shortly before the Company's filing for bankruptcy protection. The amount claimed was $93,563,457, of which $86,785,000 represents a claim for lost profits and $6,400,000 for plant installation and establishment of offices, which were installed and established prior to execution of the contracts. The claim was filed as an unsecured claim and, therefore, will be satisfied, to the extent the claim is allowed by the Bankruptcy Court, in the manner other allowed unsecured claims were satisfied. The Company has objected to, and has vigorously contested, the claim and believes it has meritorious defenses to the highly speculative portion of the claim for lost profits and the portion of the claim for actual damages for expenses incurred prior to the execution of the contracts. Additionally, on or about September 30, 1994, the Company instituted an adversary proceeding in the Bankruptcy Court asserting damages caused by Cineral in early 1995 and seeking declaratory relief and replevin. A motion filed by Cineral to dismiss the adversary proceeding has been denied. The adversary proceeding and claim objection have been consolidated into one proceeding and discovery commenced. This action has been stayed since June 1995 by order of the Bankruptcy Court pending settlement negotiations. An adverse final ruling on the Cineral claim could have a material adverse effect on the Company, even though it would be limited to 18.3% of the final claim determined by a court of competent jurisdiction; however, with respect to the claim for lost profits, in light of the foregoing, the Company believes the chances for recovery for lost profits are remote.

NOTE 8

      The Company recorded restructuring and other nonrecurring charges of $2,734,000 for the three and six month periods ended September 30, 1996. The Company recognized $917,000 of restructuring charges related to the closure of the Company's local Canadian office and distribution operations in favor of an independent distributor. The charges include costs for employee severance, asset write-downs, and facility and equipment lease costs. Additionally, the Company recognized $1,817,000 of nonrecurring charges relating to the proposed but unsuccessful acquisition of International Jensen Incorporated. These costs primarily include investment banking, commitment and professional fees, including litigation costs, relating to the proposed acquisition.

NOTE 9

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


                           Six Months Ended      Three Months Ended
                             September 30,           September 30,
                            1996      1995         1996      1995
Income Statement data:

   Net sales (a)          $18,466   $13,556       $8,061    $6,282
   Net earnings (loss)        (74)    1,394         (654)      475

   Sales by the Company
     to E&H Partners        4,693    11,688        1,874     3,709
___________________________
    (a) Sales to the
      Company by
      E&H Partners          6,070     1,799        2,099       374


                                  Sept. 30,    March 31,
                                    1996         1996
Balance Sheet Data:

   Current assets (a)             $16,478      $19,326
   Noncurrent assets                  151          162
      Total Assets                $16,629      $19,488
   Accounts Payable to the
    Company (a)                   $ 6,226      $13,270
   Other Current liabilities        7,947        3,688
      Total Liabilities            14,173       16,958
   Partnership Equity               2,456        2,530
      Total Liabilities and
Partnership Equity                $16,629      $19,488
   Equity of the Company in net
    assets of E&H Partners        $ 1,295      $ 1,265

_______________
(a) Inventories of the Partnership had been assigned to the Lender as collateral for the U.S. line of credit facility. In April 1996, the Company agreed to equally share the lien on the partnership's inventory with the other party in the joint venture, in exchange for, among other things, a $5.0 million loan by such partner to the joint venture and a subsequent partial paydown of E&H Partners' obligation to the Company of the same amount.

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

RESULTS OF OPERATIONS

      Consolidated net revenues for the three and six month periods ended September 30, 1996 decreased $26,839,000 (31%) and $42,750,000 (30%) as compared to the same periods in the fiscal year ended March 31, 1996 ("Fiscal 1996"), respectively. The decrease resulted from decreases in unit sales of video cassette recorders, televisions, television/video cassette recorder combination units and audio products due to higher retail stock levels, increased price competition in these product categories, weak consumer demand and a soft retail market. This was partially offset by increased sales of microwave ovens attributable to a broader product line, larger size units and increased SKU selections by customers, and by sales of home theater and car audio products which were not introduced until the second and third quarters of Fiscal 1996. Revenues recorded from the licensing of the Emerson & G-Clef registered trademark were $1,001,000 and $2,002,000 in the three and six month periods ended September 30, 1996 as compared to $1,356,000 and $2,401,000 in the same periods in Fiscal 1996, respectively. The decline in royalty income is attributable to lower aggregate sales reported by the licensees of the Emerson & G-Clef registered trademark brand products. However, the Company has not received the royalty report from the Company's largest licensee for the second quarter ended September 30, 1996, and therefore, recorded only the minimum royalties due pursuant to the license agreement. Such royalties may be higher upon receipt of the report of the actual results from the licensee. Furthermore, the Company's Canadian sales decreased $3.3 million in the first half of the fiscal year ending March 31, 1997 ("Fiscal 1997") relating to the continued weak Canadian economy and the closure of the Company's local office and Company operated distribution operations in favor of an independent distributor. This was partially offset by an increase in European sales to the Company's new distributor in Spain. The Company expects its United States sales for the third quarter of Fiscal 1997 to be lower than the third quarter of Fiscal 1996 due to continuing weak consumer demand, a soft retail market and the increased level of price competition.

      Cost of sales, as a percentage of consolidated revenues, was 95% for both the three and six month periods ended September 30, 1996 as compared to 91% for the same periods in Fiscal 1996. Gross profit margins in the three and six month periods ended September 30, 1996 were unfavorably impacted by a change in product mix, lower sales prices (primarily video products), a higher proportion of close-out sales, the allocation of reduced fixed costs over a lower sales base in the current fiscal year, and the recognition of income relating to reduced reserve requirements for sales returns in the first half of the prior fiscal year. However, gross profit margins were favorably impacted by the introduction of higher margin products -- home theater and car audio products, and by a reduction in the costs associated with product returns related to the Company's agreements with a majority of its suppliers to return defective products and receive in exchange an "A" quality unit.

      Other operating costs and expenses declined $240,000 and $921,000 in the three and six month periods ended September 30, 1996 as compared to the same periods in Fiscal 1996, respectively, primarily as a result of a decrease in after-sale service costs relating to the Company's licensing of its Emerson & G-Clef registered trademark for sale of video products to its largest customer .

      Selling, general and administrative expenses ("S,G&A") as a percentage of revenues, was 7% and 10% for the three and six month periods ended September 30, 1996, as compared to 7% and 8% for the same periods in Fiscal 1996, respectively. In absolute terms, S,G&A decreased by $1,410,000 and $1,290,000 in the three and six month periods ended September 30, 1996 as compared to the same periods in Fiscal 1996, respectively. The decrease was primarily attributable to a reduction in fixed costs and compensation expense relating to the Company's continuing cost reduction program in both the U.S. and in its foreign offices, lower selling expenses attributable to the lower sales and a lower provision on trade receivables. This was partially offset by a reduction in foreign currency exchange gains. The increase in S,G&A as a percentage of revenues is due primarily to the allocation of fixed S,G&A costs over a lower sales base. Additionally, the Company's exposure to foreign currency fluctuations, primarily in Canada and Spain, resulted in the recognition of net foreign currency exchange gains aggregating $12,000 and $26,000 in the three and six month periods ended September 30, 1996 as compared to $239,000 and $671,000 in the same periods in Fiscal 1996, respectively.

      Interest expense increased by $174,000 and $363,000 in the three and six month periods ended September 30, 1996 as compared to the same periods in Fiscal 1996, respectively. The increase was attributable to the interest expense associated with the debentures issued in August 1995, partially offset by lower average borrowings at lower interest rates on the U.S. revolving line of credit facility. The average rate in effect on the credit facility for the three month periods ended September 30, 1996 and 1995 was approximately 9.5% and 10.75%, respectively.

      The Company recorded restructuring and other nonrecurring charges of $2,734,000 for the three and six month periods ended September 30, 1996. The Company recognized $917,000 of restructuring charges related to the closure of the Company's local Canadian office and distribution operations in favor of an independent distributor. The charges include costs for employee severance, asset write-downs, and facility and equipment lease costs. Additionally, the Company recognized $1,817,000 of nonrecurring charges relating to the proposed but unsuccessful acquisition of International Jensen Incorporated. These costs primarily include investment banking, commitment and professional fees, including litigation costs, relating to the proposed acquisition.

      As a result of the foregoing factors, the Company incurred a net loss of $6,043,000 and $10,766,000 for the three and six month periods ended September 30, 1996, compared to net earnings of $126,000 for the quarter ended September 30, 1996 and a net loss of $1,274,000 for the first half of Fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $3,322,000 for the six months ended September 30, 1996. Cash was provided by decreases in accounts receivables and inventories partially offset by a loss from operations. The decrease in accounts receivable was due primarily to a one-time receipt of $5.0 million from the Company's 50% owned joint venture (E & H Partners) in the first quarter of Fiscal 1997 as a partial paydown of the joint venture's obligation to the Company. The decrease in inventory is primarily due to a more cautious purchasing strategy focusing on reducing inventory levels and the associated carrying costs.

      Net cash used by investing activities was $2,312,000 for the six months ended September 30, 1996. Cash was utilized primarily for the purchase of investment securities.

      In the six months ended September 30, 1996, the Company's financing activities utilized $2,141,000 of cash. The Company reduced its borrowings  under its U.S. line of credit facility  by  $1,965,000 through the collection of accounts receivable.

      The Company maintains an asset-based revolving line of credit facility, as amended, with a U.S. financial institution (the "Lender"). The facility, as amended through September 30, 1996, provides for revolving loans and letters of credit, subject to individual maximums and, in the aggregate, not to exceed the lesser of $30 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. All credit extended under the line of credit is secured by the U.S. and Canadian assets of the Company except for trademarks, which are subject to a negative pledge covenant. The interest rate on these borrowings is 1.25% above the stated prime rate. At September 30, 1996, there were approximately $19.2 million outstanding on the Company's revolving loan facility and approximately $3.3 million of letters of credit outstanding for inventory purchases. Based on the "Borrowing Base" amount at September 30, 1996, approximately $2.2 million of the credit facility was not utilized. Pursuant to the terms of the credit facility, as amended, effective September 30, 1996, the Company is required to maintain a minimum adjusted net worth, as defined, of $30,000,000 excluding certain restructuring and nonrecurring charges. At September 30, 1996, the Company had an adjusted net worth, excluding such charges, of $31,940,000, and therefore, was in compliance with this covenant.

      The Company's Hong Kong subsidiary maintains various credit facilities aggregating $59.1 million with a bank in Hong Kong consisting of the following:
(i) a $9.1 million credit facility generally used for letters of credit for a foreign subsidiary's direct import business and affiliates' inventory purchases, and (ii) a $50 million credit facility, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit with the Customer. At September 30, 1996, the Company's Hong Kong subsidiary had pledged $4 million in certificates of deposit to this bank to assure the availability of these credit facilities. At September 30, 1996, there were approximately $7.7 million and $8.9 million of letters of credit outstanding on the $9.1 million and $50 million credit facilities, respectively.

      In the third quarter of Fiscal 1997, the Company made proposals to Sport Supply Group, Inc. ("SSG"), a New York Stock Exchange listed company and the largest direct mail distributor of sporting goods equipment and supplies in the United States, in which the Company seeks to acquire a significant interest in SSG, though not a majority interest of SSG common stock, and control of SSG's Board of Directors. Under the terms of its most recent proposal, the Company would increase its investment in SSG (the Company currently owns 9.9%
of outstanding SSG common stock) through the purchase of 1,714,286 shares of newly issued common stock (the "Stock") of SSG at a purchase price of $7.00 per share, for aggregate consideration of approximately
$12 million. The Company would also purchase, for $600, warrants to purchase 1,000,000 shares of Stock at an exercise price of $7.50 per share (the "Warrants"), subject to adjustment and exercisable for a five year term. In addition, the Company would arrange for foreign trade credit financing of $2 million for the benefit of SSG. As part of the proposal, SSG would cause a majority of the members of its Board of Directors to consist of Emerson designees. If the proposal is accepted, upon acquisition of the Stock, the Company would beneficially own approximately 28% of the outstanding shares of SSG common stock, and assuming exercise of all the Warrants, the Company would beneficially own approximately 35% of SSG common stock. The Company is currently negotiating with SSG on the price and terms of such a transaction. There can be no assurance that such negotiations will be successful or that the transaction will be completed on terms set forth in the Company's most recent proposal.

      The proposed acquisition of a significant interest in SSG is part of management's plan to grow the Company through diversification from the Company's core business of consumer electronics. SSG sells its product at margins significantly higher than Emerson's core business and to an institutional market that does not require the significant after-market servicing costs typical of Emerson's core business.

   The Company's strategic goals include growth through acquisitions and through additions of higher margin consumer product lines which complement the Company's business. The Company also intends to market distribution, sourcing and other services to third parties. In addition, the Company intends to expand the international distribution of its products into areas where management believes low to moderately priced, dependable consumer electronics and microwave oven products will have a broad appeal. The Company has in the past and intends in the future to pursue such plans either on its own or by forging new relationships, including license arrangements, partnerships, joint ventures or strategic mergers and acquisitions of companies in similar or complementary businesses.

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

      Based on the operating losses reported for the first half of Fiscal 1997, the continuing soft retail market and the trend in sales, management believes that future cash flow from operations and the institutional financing described above may not be sufficient to fund all of the Company's cash requirements for the next twelve months. Management plans to take the necessary steps to adequately finance the Company's operations which may include the following:

1. Reviewing strategic alternatives for its North American video business not covered under the license agreement with the Supplier.
2.  Reducing inventory levels and purchase higher margin products for inventory.
3.  Shifting a higher proportion of sales to direct import.
4. Negotiating with the Lender to amend the U.S. revolving credit facility to ensure continued compliance with all covenants.
5.  Continuing cost reduction programs in both the U.S. and foreign offices.
6.  Sale of non-operating or underperforming assets.
7.  Private sale of equity and/or debt securities.

There can be no assurance that the Company will be able to successfully implement any of these steps in a time frame or manner which will permit the Company to fund current operations and other planned expenditures at current and expected sales volumes, if at all.

      The Company's liquidity is impacted by the seasonality of its business. The Company records the majority of its annual sales in the quarters ending September 30 and December 31. This requires the Company to open significantly higher amounts of letters of credit during the quarters ending June 30 and September 30, therefore significantly increasing the Company's working capital needs during these periods. Additionally, the Company received the largest percentage of customer returns in the quarter ending March 31. The higher level of returns during this period adversely impacts the Company's collection activity during this period, and therefore its liquidity. The Company believes that the licensing of the Emerson & G-Clef registered trademark and the "return-to-vendor" agreements should favorably impact the Company's cash flow over their respective terms.

                EMERSON RADIO CORP. AND SUBSIDIARIES

                              PART II

                         OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          The information required by  this item is included in Note
          7 of Notes to Interim Consolidated Financial Statements filed in Part I of Form 10-Q for the quarter ended September 30, 1996, and is incorporated herein by reference.

ITEM 5.   OTHER INFORMATION.

          Certain  statements in this quarterly report on  Form  10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report and in future filings by the Company with the Securities and Exchange Commission, constitute "forward looking statements" with the meaning of the Reform Act. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: product supply and demand; general economic and business conditions and condition of the retail consumer electronics market; price competition and competition from companies with greater resources; success of operating initiatives and new product introductions; operating costs including continuing the Company's cost reduction program and Company's return to vendor program; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; success of the Company's acquisition strategy; changes in business strategy or development plans; quality of management; availability, use and terms of capital and compliance with debt covenants; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or the failure to comply with, government regulations and other factors referenced in this quarterly report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               (10)(a) Employment Agreement, dated as of January 29, 1996 between Emerson Radio Corp. ("Emerson") and Marino Andriani.

               (10)(b) Amendment No. 3 to Financing Agreements, dated as of August 20, 1996, amending the adjusted net worth covenant of the Loan Agreement between Emerson and Congress Financial Corp.

               (10(c) Amendment No. 4 to Financing Agreements, dated as of November 14, 1996, amending the adjusted net worth covenant of the Loan Agreement between Emerson and Congress Financial Corp.

               (10)(d) License Agreement, dated as of August 23, 1996 between Emerson and REP Investment Limited Liability Company for the exclusive license for proprietary technology for home theater and stereo surround sound systems.

               (10)(e)  Distribution Agreement, dated as of September
               11, 1996 between Emerson, Emerson Radio Canada Ltd. and AVS Technologies Inc., appointing exclusive distributor for Canada.

               (27) Financial Data Schedule for six months ended
               September 30, 1996.

                (b)  Reports on Form 8-K:

                     (1) During the three month period ended September 30, 1996, no Form 8-K was filed.


                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   EMERSON RADIO CORP.
                                      (Registrant)





Date: November 19,1996              /s/ Eugene I. Davis
                                    Eugene I. Davis
                                    President





Date:  November 19, 1996            /s/ John P. Walker
                                    John P. Walker
                                    Executive Vice President,
                                    Chief Financial Officer