Form 10-Q
period 1996-12-31
EMERSON RADIO CORP
filed 1997-02-19
CIK 32621

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                            or

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of common stock as of December 31, 1996: 40,295,196.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                 Nine Months Ended      Three Months Ended
                                    December 31,           December 31,
                                  1996       1995         1996      1995

Net revenues . . . . . . . . .  $151,284   $214,720     $49,628    $70,314

Costs and expenses:

   Cost of sales . . . . . . .   145,354    198,184      48,818     67,491

   Other operating costs and
     expenses.                     2,111      3,529         488        983

   Selling, general &
     administrative expenses .    14,698     16,332       4,993      5,338

   Restructuring and other
     nonrecurring charges. . .     2,811          -          77          -


                                 164,974    218,045      54,376     73,812

Operating loss . . . . . . . .   (13,690)    (3,325)     (4,748)    (3,498)

Interest expense . . . . . . .     2,525      2,322         867      1,029

Loss before income taxes . . .   (16,215)    (5,647)     (5,615)    (4,527)

Provision (benefit) for income
  taxes  . . . . . . . . . . .       194         26          28       (129)

Net loss . . . . . . . . . . .  $(16,409)   $(5,673)    $(5,643)   $(4,398)

Net loss per common share. . .   $  (.42)   $  (.15)    $  (.14)   $  (.11)

Weighted average number of
  common shares outstanding. .    40,281     40,253      40,295     40,253


The accompanying notes are an integral part of the interim consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                              Dec. 31,   March 31,
                                                1996       1996
                                            (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents . . . . . . .  $ 6,121    $ 16,133
    Short-term investments. . . . . . . . .      155       1,872
    Accounts receivable (less allowances of
      $4,531 and $6,139, respectively). . .   21,673      23,583
    Inventories . . . . . . . . . . . . . .   23,917      35,292
    Prepaid  expenses  and  other  current
      assets  . . . . . . . . . . . . . . .   6,328        8,434

       Total current assets . . . . . . . .   58,194      85,314

Property and equipment - (at cost less
       accumulated depreciation and
       amortization of $5,546 and
       $4,422, respectively) . . . . . . . .   2,455       3,501
Investment in unconsolidated affiliate . . .  15,884           -
Other assets . . . . . . . . . . . . . .  .    6,927       7,761

       Total Assets . . . . . . . . . . . .  $83,460    $ 96,576

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable . . . . . . . . . . . . .  $14,733    $ 21,151
    Current maturities of long-term debt. .       84         173
    Accounts payable and other current
       liabilities. . . . . . . . . . . . .   19,574      10,391
    Accrued sales returns . . . . . . . . .    4,097       3,091
    Income taxes payable. . . . . . . . . .      177         202

       Total current liabilities. . . . . .   38,665      35,008

Long-term debt . . . . . . . . . . . . .  .   20,878      20,886
Other non-current liabilities. . . . . .  .      258         300

Shareholders' Equity:
Preferred stock - $.01 par value, 1,000,000
   shares authorized, 10,000 shares issued
    and outstanding . . . . . . . . . . . .    9,000       9,000
Common stock - $.01 par value, 75,000,000
     shares authorized, 40,295,196 and
     40,252,772 shares issued and outstanding,
     respectively . . . . . . . . . . . . .      403         403
Capital in excess of par value . . . . .  .  109,238     108,991
Accumulated deficit. . . . . . . . . . .  .  (95,109)    (78,175)
Cumulative translation adjustment. . . .  .      127         163

    Total shareholders' equity. . . . . . .   23,659      40,382

Total Liabilities and Shareholders' Equity.  $83,460    $ 96,576


The accompanying notes are an integral part of the interim consolidated financial statements.

                EMERSON RADIO CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                       (In thousands of dollars)
                                           Nine Months Ended
                                              December 31,
                                            1996        1995
Cash Flows from Operating Activities:

  Net cash provided (used) by operating
     activities . . . . . . . . . . . .  $  11,317    $(11,478)

Cash Flows from Investing Activities:

   Investment in unconsolidated company    (14,398)          -
   Additions to property and equipment.       (218)     (1,490)
   Other. . . . . . . . . . . . . . . .        112        (385)
   Net cash used by investing
     activities . . . . . . . . . . . .    (14,504)     (1,875)

Cash Flows from Financing Activities:

   Net repayments under line of credit
     facility . . . . . . . . . . . . .     (6,418)     (2,561)
   Net proceeds from private placement
     of Senior Subordinated Convertible
     Debentures . . . . . . . . . . . .          -      19,220
   Other  . . . . . . . . . . . . . . .        407      (1,285)
   Net cash provided (used) by financing
     activities . . . . . . . . . . . .     (6,825)     15,374

Net  increase (decrease)  in  cash  and
  cash equivalents. . . . . . . . . . .    (10,012)      2,021
Cash and cash equivalents at beginning
   of year. . . . . . . . . . . . . . .     16,133      17,020

Cash and cash equivalents at end of
   period . . . . . . . . . . . . . . .     $6,121(a)  $19,041(a)

Supplemental  disclosure of  cash  flow
   information:

   Interest paid  . . . . . . . . . . .  $   2,532    $  2,751

   Income taxes paid  . . . . . . . . .  $      15    $    153



(a) The balances at December 31, 1996 and 1995 include $4.0 million and $9.0 million, respectively, of cash and cash equivalents pledged to assure the availability of certain foreign letter of credit facilities.

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

      Due to the seasonal nature of the Company's consumer electronics business, the results of operations for the three and nine month periods ended December 31, 1996 are not necessarily indicative of the results of operations for the full year ending March 31, 1997.

NOTE 2

      Net loss per common share for the three and nine month periods ended December 31, 1996 and 1995 are based on the net loss and deduction of preferred stock dividend requirements and the weighted average number of shares of common stock outstanding during the periods. These per share amounts do not include common stock equivalents assumed outstanding since they are anti-dilutive.

NOTE 3

      The provision for income taxes for the three and nine month periods ended December 31, 1996 and 1995 consists primarily of taxes related to international operations. The Company did not recognize tax benefits for losses incurred by its domestic operations during the same periods.

NOTE 4

      On December 10, 1996, the Company purchased from Sport Supply Group, Inc. ("SSG") 1,600,000 shares of newly issued common stock, $.01 par value per share (the "Common Stock"), for aggregate consideration of $11.5 million, or approximately $7.19 per share. In addition, the Company purchased, for an aggregate consideration of $500,000, 5-year warrants (the "Warrants") to acquire an additional 1,000,000 shares of Common Stock at an exercise price of $7.50 per share, subject to standard anti-dilution adjustments, pursuant to a Warrant Agreement. Prior to such purchase, the Company beneficially owned approximately 9.9% of SSG's outstanding Common Stock which it had purchased for $4,228,000 in open market transactions. Based upon the purchase of the Common Stock as set forth above, the Company owns approximately 27.1% of the outstanding shares of the Common Stock. If the Company exercises all of the Warrants, it will beneficially own approximately 34.9% of the Common Stock. In addition, the Company has arranged for foreign trade credit financing of $2 million for the benefit of SSG to supplement SSG's existing credit facilities. In connection with such purchase, SSG appointed the Company's designees to become the majority of the members of its Board of Directors. Election of the Board of Directors is subject to a vote of SSG's stockholders at its next annual meeting of stockholders.

      The investment in, and results of operations, of SSG will be accounted for by the equity method. SSG's fiscal year end is October 31; therefore, the Company's equity in earnings (losses) of SSG will be recorded on a two-month delay basis. The Company's investment in SSG includes goodwill of $4,617,000 and is being amortized on a straight line basis over 40 years.

      Prior to the acquisition of the newly issued common stock, the Company accounted for its investment in SSG and currently accounts for other marketable securities as short-term investments in accordance with Statement of Financial
Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities consist of equity securities which are classified as trading securities. Investments in trading securities are reported at fair value, with unrealized gains and losses included in earnings. Unrealized holding losses on trading securities for the nine months ended December 31, 1996 were approximately $51,000 and are included in the statement of operations. The cost of investments sold and related realized gains and losses are determined using the specific identification method.

NOTE 5

      Spare parts inventories, net of reserves, aggregating $1,668,000 and $2,042,000 at December 31, 1996 and March 31, 1996, respectively, are included in "Prepaid expenses and other current assets".

NOTE 6

NOTES PAYABLE:

      The Company maintains a $30 million asset-based revolving line of credit facility with a U.S. financial institution (the "Lender"). Pursuant to the terms of the credit facility, as amended, effective December 31, 1996, the Company is required to maintain a minimum adjusted net worth, as defined, of $17,000,000 excluding certain restructuring and nonrecurring charges and working capital of $10,000,000. At December 31, 1996, the Company had an adjusted net worth, excluding such charges, of $26,441,000, and working capital of $19,529,000, and, therefore was in compliance with this covenant.


LONG-TERM DEBT:

Long-term debt consists of the following:
(In thousands of dollars)

                                        Dec. 31,    March 31,
                                          1996         1996
8 1/2% Senior Subordinated
  Convertible Debentures
  Due 2002. . . . . . . . . . . .        $20,750      $20,750
Other . . . . . . . . . . . . . .            212          309

                                          20,962       21,059
Less current obligations. . . . .             84          173
                                         $20,878      $20,886


NOTE 7

SETTLEMENT OF LITIGATION REGARDING CERTAIN OUTSTANDING COMMON STOCK:

      The 30 million shares of Common Stock issued to affiliates of Geoffrey Jurick, the Chairman and Chief Executive Officer of the Company, on March 31, 1994, pursuant to the bankruptcy restructuring plan, were the subject of certain legal proceedings. On June 11, 1996, a Stipulation of Settlement and Order (the "Settlement Agreement") was executed, was approved by order of the Court on November 19, 1996, and became effective on February 4, 1997. The Settlement Agreement reflects the settlement of various legal proceedings in Switzerland, the Bahamas and the United States among Mr. Jurick, certain of his affiliated entities and certain of their creditors (the "Creditors") (together with the Company, the "Lead Parties"). The Settlement Agreement provides, among other things, for the payment by Mr. Jurick and such affiliated entities of $49.5 million to the Creditors, to be paid from the proceeds of the sale of certain of the 29,152,542 shares of Emerson common stock (the "Settlement Shares") owned by such affiliated entities of Mr. Jurick, all of which are being registered in the name of Fidenas International Limited ("FIN"). In addition, Mr. Jurick will be paid the sum of $3.5 million from the sale of Settlement Shares. The Settlement Shares will be sold over an indeterminate period of time by a financial advisor (the "Advisor"), initially TM Capital Corp. The Advisor is formulating a marketing plan taking into consideration (i) the interests of Emerson's minority stockholders, and (ii) the goal of generating sufficient proceeds to pay the Creditors and Mr. Jurick as quickly as possible. Sales may be made of the Settlement Shares pursuant to a registered offering if the sales price is not less than 90% of the average of the three most recent closing prices (the "Average Closing Price"), or, other than in a registered offering, of up to 1% of the Emerson common stock outstanding per quarter, if the sales price is not less than 90% of the Average Closing Price. Any other attempted sales are subject to the consent of the Company, Mr. Jurick, and the Creditors, or, if necessary, the Court. No assurance can be given that a sufficient number of Settlement Shares will be sold at prices which would or could result in the payment in full of the settlement amount. Further, sales of Settlement Shares, or the perception that such sales may occur, may adversely effect the prevailing market prices, if any, of the Common Stock and also create a potential large block of Settlement Shares coming into the market at substantially the same time.

INTERNATIONAL JENSEN INCORPORATED LITIGATION:

      On May 10, 1996, International Jensen Incorporated ("Jensen") filed an action in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company and its President, Eugene I. Davis, for violations of proxy solicitation rules and for breach of a confidentiality agreement with Jensen. On May 14, 1996, the Court entered a
temporary   restraining  order   against   the  Company  and  its
President, which subsequently lapsed, enjoining them from (i) further solicitation of Jensen's stockholders or their representatives until the Company has filed a Proxy Statement with the Securities and Exchange Commission which complies with the provisions of Regulation 14A of the Securities Exchange Act of 1934; (ii) making further solicitation containing false and misleading or misleading statements of material fact or material omissions; and (iii) disclosing confidential information in violation of the confidentiality agreement. On May 20, 1996, the Company filed a counterclaim and third party complaint in this action, which has subsequently been amended to allege that Jensen and its Chairman, Chief Executive Officer and President, Robert G. Shaw, fraudulently induced the Company to enter into a confidentiality agreement and failed to negotiate with the Company in good faith and that Recoton Corporation ("Recoton"), the competing bidder for Jensen, aided in such actions. On October 22, 1996, Recoton filed a separate action alleging that Emerson tortiously interfered with the Jensen/Recoton transaction, which seeks damages of not less than $5 million. Such action is subject to a motion to dismiss filed by Emerson. The Company and its President intend to vigorously defend Jensen's and Recoton's claims against the Company and its President and to vigorously pursue its counterclaim against Jensen and its third party complaint against Mr. Shaw and Recoton. The Company believes that Jensen's and Recoton's claims are without basis, that it has meritorious defenses against Jensen's and Recoton's claims and that the litigation or results thereof will not have a material adverse effect on the Company's consolidated financial position.

     On July 30, 1996, the Company filed a complaint in the Court of Chancery of the State of Delaware against Jensen, all of its directors, William Blair Leverage Capital Fund, L.P., Recoton, and certain affiliates of the foregoing alleging violations of Delaware law involving Jensen's auction process, interference with prospective economic advantage, and aiding and abetting breaches of fiduciary duties. The Court held a hearing on motions for preliminary injunction on August 15, 1996. The Court denied the motions for preliminary injunction, and the Recoton/Shaw transactions with Jensen were consummated on or about August 28, 1996.

OTAKE LITIGATION:

      On December 20, 1995, the Company filed suit in the United States District Court for the District of New Jersey against Orion Sales, Inc., Otake Trading Co. Ltd., Technos Development
Limited, Shigemasa Otake, and John Richard Bond, Jr., (collectively, the "Otake Defendants") alleging breach of contract, breach of covenant of good faith and fair dealing, unfair competition, interference with prospective economic gain, and conspiracy in connection with certain activities of the Otake Defendants under certain agreements between the Company and the Otake Defendants. Mr. Bond is a former officer and sales representative of the Company, having served in the latter capacity until he began working for the other Otake Defendants. Certain of the other Otake Defendants have supplied the majority of the Company's purchases until the Company's most recent fiscal year ended March 31, 1996. The New Jersey Court has found that it has jurisdiction over all the defendants in this litigation.

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

BANKRUPTCY CLAIMS:

     The Company is presently engaged in litigation regarding several bankruptcy claims which have not been resolved since the restructuring of the Company's debt. The largest claim was filed July 25, 1994 in connection with the rejection of certain executory contracts with two Brazilian entities, Cineral Electronica de Amazonia Ltda. and Cineral Magazine Ltda. (collectively, "Cineral"). The contracts were executed in August 1993, shortly before the Company's filing for bankruptcy protection. The amount currently claimed is for approximately $86,785,000 which represents a claim for lost profits. The claim was filed as an unsecured claim and, therefore, will be satisfied, to the extent the claim is allowed by the Bankruptcy Court, in the manner other allowed unsecured claims were satisfied. The Company has objected to, and has vigorously contested, the claim and believes it has meritorious defenses to the highly speculative portion of the claim for lost profits. An adverse final ruling on the Cineral claim could have a material adverse effect on the Company, even though it would be limited to 18.3% of the final claim determined by a court of competent jurisdiction;
however, in light of the foregoing, the Company believes the chances for recovery for lost profits are remote.

NOTE 8

      The Company recorded restructuring and other nonrecurring charges of $77,000 and $2,811,000 for the three and nine month periods ended December 31, 1996, respectively. The Company recognized $29,000 and $946,000 of restructuring charges over these periods, respectively, related to the closure of the Company's local Canadian office and distribution operations in favor of an independent distributor and downsizing of the Company's U.S. operations. The charges include costs for employee severance, asset write-downs, and facility and equipment lease costs. Additionally, the Company recognized $48,000 and $1,865,000 of nonrecurring charges over these periods, respectively, relating to the proposed but unsuccessful acquisition of Jensen. These costs primarily include investment banking, commitment and professional fees, including litigation costs, relating to the proposed acquisition.

NOTE 9

     The Company has a 50% investment in E & H Partners ("E&H"), a joint venture that was formed to purchase, refurbish and sell certain of the Company's product returns. Effective January 1, 1997, the partners of E&H mutually agreed to dissolve the joint venture and wind down its operations. The results of this joint venture are accounted for by the equity method. The Company's equity in the earnings of the joint venture is reflected as a reduction of cost of sales in the Company's unaudited interim Consolidated Statements of Operations. Summarized financial information relating to the joint venture is as follows (in thousands):

                          Nine Months Ended      Three Months Ended
                             December 31,            December 31,
                            1996      1995          1996      1995
Income Statement data:

   Net sales (a)         $24,837*    $21,147       $6,371*   $7,591
   Net earnings (loss)       256*        240          330*   (1,154)

   Sales by the Company
     to E&H Partners       5,742      14,095        1,049     2,407
_____________

   (a) Sales to the
     Company by
     E&H Partners          7,058       3,731          988     1,932


                                 Dec.31,     March 31,
                                   1996*        1996
Balance Sheet Data:

   Current assets (a)             $15,995      $19,326
   Noncurrent assets                  147          162
      Total Assets                $16,142      $19,488
   Accounts Payable to the
    Company (a)                   $ 6,205      $13,270
   Other Current liabilities        7,151        3,688
      Total Liabilities            13,356       16,958
   Partnership Equity               2,786        2,530
      Total Liabilities and
      Partnership Equity          $16,142      $19,488
   Equity of the Company in net
     assets of E&H Partners       $ 1,460      $ 1,265


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

*Information was derived from the November 30, 1996 financial statements of E&H Partners. The financial statements for December 31, 1996 were not available as of the date of this report; however, based on discussions with the management of E&H Partners, the Company believes that the results for the month ended December 31, 1996 will not have a material effect on the Company's results of operations or financial position.

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

RESULTS OF OPERATIONS

      Consolidated net revenues for the three and nine month periods ended December 31, 1996 decreased $20,686,000 (29%) and $63,436,000 (30%) as compared to the same periods in the fiscal year ended March 31, 1996 ("Fiscal 1996"), respectively. The decrease resulted from decreases in unit sales of video cassette recorders, televisions, television/video cassette recorder combination units and audio products (for nine month period only) due to higher retail stock levels, increased price competition in these product categories, weak consumer demand and a soft retail market. This was partially offset by increased sales of microwave ovens attributable to a broader product line, larger size units and increased SKU selections by customers, and by sales of home theater and car audio products which were not introduced until the second and third quarters of Fiscal 1996. Excluding the Company's video products, the Company's U.S. gross sales increased by approximately 18% and 12% for the three and nine month periods ended December 31, 1996, respectively. Revenues recorded from the licensing of the Emerson and G-Clef trademark were $1,005,000 and $3,007,000 for the three and nine month periods ended December 31, 1996 as compared to $1,152,000 and $3,553,000 in the same periods in Fiscal 1996, respectively. The decline in royalty income is attributable to lower aggregate sales reported by the licensees of Emerson and G-Clef brand products. However, the Company has not received the royalty report from the Company's largest licensee for the third quarter ended December 31, 1996, and therefore, recorded only the minimum royalties due pursuant to the applicable license agreement. Furthermore, the Company's Canadian net sales decreased $1,684,000 and $5,015,000 in the three and nine month periods ended December 31, 1996 as compared to the same periods in Fiscal 1996 relating to the continued weak Canadian economy and the closure of the Company's local office and Company-operated distribution operations in favor of an independent distributor. The Company expects its United States sales for the fourth quarter of the fiscal year ending March 31, 1997 ("Fiscal 1997") to be lower than the fourth quarter of Fiscal 1996 due to continuing weak consumer demand, a soft retail market, high retail stock levels and the increased level of price competition.

      Cost of sales, as a percentage of consolidated revenues, was 98% and 96% for the three and nine month periods ended December 31, 1996, respectively, as compared to 96% and 92%, respectively, for the same periods in Fiscal 1996. Gross profit margins in the three and nine month periods ended December 31, 1996 were unfavorably impacted by lower sales prices (primarily video products), a higher proportion of close-out sales, inventory write-downs, the allocation of reduced fixed costs over a lower sales base in the current fiscal year, and the recognition of income relating to reduced reserve requirements for sales returns for the same periods in the prior fiscal year. However, gross profit margins were favorably impacted by the introduction of higher margin products -- home theater and car audio products, and by a reduction in the costs associated with product returns related to the Company's agreements with a majority of its suppliers to return defective products and receive in exchange an "A" quality unit.

      Other operating costs and expenses declined $495,000 and $1,418,000 in the three and nine month periods ended December 31, 1996 as compared to the same periods in Fiscal 1996, respectively, primarily as a result of a decrease in after-sale service costs relating to the Company's licensing of its Emerson and G-Clef trademark to one of its suppliers (the "Supplier") for the sale of video products to its largest customer (the "Customer").

      Selling, general and administrative expenses ("S,G&A") as a percentage of revenues, was 10% for both the three and nine month periods ended December 31, 1996, as compared to 8% for the same periods in Fiscal 1996. In absolute terms, S,G&A decreased by $345,000 and $1,634,000 in the three and nine month periods ended December 31, 1996 as compared to the same periods in Fiscal 1996, respectively. The decrease was primarily attributable to a reduction in fixed costs and compensation expense relating to the Company's continuing cost reduction program in both the U.S. and in its foreign offices and lower selling expenses attributable to the lower sales, partially offset by the reversal of accounts receivable reserves in the prior year periods due to a higher realization than anticipated on past-due accounts receivable. Additionally, the decrease for the nine months ended December 31, 1996 was mitigated by a reduction in foreign currency exchange gains. The increase in S,G&A as a percentage of revenues is due primarily to the allocation of fixed S,G&A costs over a lower sales base. The Company's exposure to foreign currency fluctuations, primarily in Canada and Spain, resulted in the recognition of net foreign currency exchange losses aggregating $21,000 in the three month period ended December 31, 1996 as compared to $174,000 in the same period in Fiscal
1996. However, the Company recognized net foreign currency exchange gains aggregating $7,000 in the nine month period ended December 31, 1996 as compared to $497,000 for the same period in Fiscal 1996.

      Interest expense decreased by $162,000 in the three month period ended December 31, 1996 as compared to the same period in Fiscal 1996. The decrease was attributable to lower average borrowings at lower interest rates on the U.S. revolving line of credit facility. The average rate in effect on the credit facility for the three month periods ended December 31, 1996 and 1995 was approximately 9.5% and 10.0%, respectively. However, interest expense increased by $203,000 in the nine month period ended December 31, 1996 as compared to the same period in Fiscal 1996 due to the interest expense incurred on the debentures issued in August 1995.

      The Company recorded restructuring and other nonrecurring charges of $77,000 and $2,811,000 for the three and nine month periods ended December 31, 1996. The Company recognized $29,000 and $946,000 of restructuring charges over these periods related to the closure of the Company's local Canadian office and distribution operations in favor of an independent distributor and the downsizing of the Company's U.S. operations. The charges include costs for employee severance, asset write-downs, and facility and equipment lease costs. Additionally, the Company recognized $46,000 and $1,865,000 of nonrecurring charges over these periods relating to the proposed but unsuccessful acquisition of International Jensen Incorporated. These costs primarily include investment banking, commitment and professional fees, including litigation costs, relating to the proposed acquisition.

      As a result of the foregoing factors, the Company incurred a net loss of $5,643,000 and $16,409,000 for the three and nine month periods ended December 31, 1996, compared to a net loss of $4,398,000 and $5,673,000 respectively, for the same periods in Fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $11,317,000 for the nine months ended December 31, 1996. Cash was provided by decreases in accounts receivables and inventories and an increase in accounts payable and other current liabilities partially offset by a loss from operations. The decrease in accounts receivable was due primarily to a one-time receipt of $5.0 million from the Company's 50% owned joint venture (E & H Partners) in the first quarter of Fiscal 1997 as a partial paydown of the joint venture's obligation to the Company. The decrease in inventory is primarily due to a more cautious purchasing strategy focusing on reducing inventory levels and the associated carrying costs, and the closure of the Company's Canadian distribution operations. Further, accounts payable and other current liabilities increased due to extended term financing used for inventory purchases.

      Net cash used by investing activities was $14,504,000 for the nine months ended December 31, 1996. Cash was utilized primarily for the purchase of the Company's investment in Sport Supply Group, Inc. ("SSG"), as described below.

      In the nine months ended December 31, 1996, the Company's financing activities utilized $6,825,000 of cash. The Company reduced its borrowings under its U.S. line of credit facility by $6,418,000 through the collection of accounts receivable.

      The Company maintains an asset-based revolving line of credit facility, as amended, with a U.S. financial institution (the "Lender"). The facility, as amended through December 31, 1996, provides for revolving loans and letters of credit, subject to individual maximums and, in the aggregate, not to exceed the lesser of $30 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. All credit extended under the line of credit is secured by the U.S. and Canadian assets of the Company except for trademarks, which are subject to a negative pledge covenant. The interest rate on these borrowings is 1.25% above the stated prime rate. At December 31, 1996, there were approximately $14.7 million outstanding on the Company's revolving loan facility and approximately $1.6 million of letters of credit outstanding for inventory purchases. Based on the "Borrowing Base" amount at December 31, 1996, approximately $1.8 million of the credit facility was not utilized. Pursuant to the terms of the credit facility, as amended, effective December 31, 1996, the Company is required to maintain a minimum adjusted net worth, as defined, of $17,000,000 excluding certain restructuring and nonrecurring charges and working capital of $10,000,000. At December 31, 1996, the Company had an adjusted net worth, excluding such charges, of $26,441,000, and working capital of $19,529,000, and therefore, was in compliance with these covenants.

      The Company's Hong Kong subsidiary maintains various credit facilities aggregating $59.1 million with a bank in Hong Kong consisting of the following:
(i) a $9.1 million credit facility generally used for letters of credit for a foreign subsidiary's direct import business and affiliates' inventory purchases, and (ii) a $50 million credit facility, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit with the Customer. At December 31, 1996, the Company's Hong Kong subsidiary had pledged $4 million in certificates of deposit to this bank to assure the availability of these credit facilities. At December 31, 1996, there were approximately $11.7 million and $2.2 million of letters of credit outstanding on the $9.1 million and $50 million credit facilities, respectively. The over extension of $2.6 million on the $9.1 million letter of credit facility at December 31, 1996 was due to timing of letter of credit payments and new issuances.

      Effective, January 1, 1997, the Company and its partner in E&H Partners ("E&H") mutually agreed to dissolve this joint venture and wind down its operations. As a result, E&H's obligation to purchase the Company's product returns terminated as of such date. Accordingly, the Company is negotiating the sale of product returns with other parties and anticipates finalization of such negotiations shortly. The Company expects such negotiations will result in an arrangement which should improve the Company's cash flows from the sale of product returns as compared to its previous arrangement with E&H.

      On December 10, 1996, the Company purchased from Sport Supply Group, Inc. ("SSG") 1,600,000 shares of newly issued common stock, $.01 par value per share (the "Common Stock"), for aggregate consideration of $11.5 million, or approximately $7.19 per share. In addition, the Company purchased, for an aggregate consideration of $500,000, 5-year warrants (the "Warrants") to acquire an additional 1,000,000 shares of Common Stock at an exercise price of $7.50 per share, subject to standard anti-dilution adjustments, pursuant to a Warrant Agreement. Prior to such purchase, the Company beneficially owned approximately 9.9% of SSG's outstanding Common Stock which it had purchased for $4,228,000 in open market purchases. Based upon the purchase of the Common Stock as set forth above, the Company owns approximately 27.1% of the outstanding shares of the Common Stock. If the Company exercises all of the Warrants, it will beneficially own approximately 34.9% of the Common Stock. In addition, the Company has arranged for foreign trade credit financing of $2 million for the benefit of SSG to supplement SSG's existing credit facilities. In connection with such purchase, SSG appointed the Company's designees to become the majority of the members of its Board of Directors. Election of the Board of Directors is subject to a vote of SSG's stockholders at its annual meeting of stockholders.

      The $12 million purchase price paid by the Company was obtained by the Company from the Lender, under the terms of its existing credit facility, and in accordance with the terms of the consent obtained from such lender. Pursuant to a Pledge and Security Agreement dated December 10, 1996, the Company has pledged to the Lender the Common Stock and Warrants acquired on December 10, 1996.

     The investment in SSG is part of management's plan to develop the Company's business through diversification from the Company's core business of consumer electronics. SSG sells its products at margins higher than the Company's core business and to an institutional market which does not require the significant after-market servicing costs typical of the Company's core business.

      The Company has also recently executed a licensing/supply arrangement for Central and Latin American markets with Cargil
International Corp. ("Cargil"), a leading distributor of consumer products in Latin America. The transaction is for an initial five-year term, subject to renewals, and provides for Cargil to license the Emerson trademark for certain consumer electronics products and to source no less than 75% of the value of such product through the Company's Hong Kong sourcing and supply operations. Under the terms of the agreements, the Company will receive minimum annual royalties through the life of the agreement, which expires on March 31, 2002, and will receive a separate fee for sourcing and inspection services.

      The Company intends to pursue additional licensing opportunities and believes that such licensing activities will have a positive impact on net operating results by generating royalty income with minimal costs, if any, and without the necessity of utilizing working capital or accepting customer returns.

      The Company's strategic goals include growth through acquisitions and through additions of higher margin consumer product lines which complement the Company's business. The Company also intends to market distribution, sourcing and other services to third parties. In addition, the Company intends to further expand the international distribution of its products into areas where management believes low to moderately priced, dependable consumer electronics and microwave oven products will have a broad appeal. The Company has in the past and intends in the future to pursue such plans either on its own or by forging new relationships, including license arrangements, partnerships, joint ventures or strategic mergers and acquisitions of companies in similar or complementary businesses.

      Based on the operating losses reported for the first nine months of Fiscal 1997, the continuing soft consumer electronics retail market and the trend in sales of the Company's products, management believes that future cash flow from operations and the institutional financing described above may not be sufficient to fund all of the Company's cash requirements for the next twelve months. Additionally, the Company is currently in arrears on $469,000 of dividends on the Company's Series A Preferred Stock. Management plans to take the necessary steps to adequately finance the Company's operations which may include one or more of the following steps:

1. Reviewing strategic alternatives for its North American video business not covered under the license agreement with the Supplier;
2. Reducing inventory levels and purchasing higher margin products for inventory;
3.  Shifting a higher proportion of sales to direct import;
4. Negotiating with the Lender to amend the U.S. revolving credit facility to ensure continued compliance with all covenants;
5.  Continuing cost reduction programs in both the U.S. and foreign offices;
6.  Selling non-operating or underperforming assets; and
7. Selling equity and/or debt securities, either privately or through a registered offering.

There can be no assurance that the Company will be able to successfully implement any of these steps in a time frame or manner that will permit the Company to fund current operations and other planned expenditures at current and expected sales volumes, if at all.

      The Company's liquidity is impacted by the seasonality of its business. The Company records the majority of its annual sales in the quarters ending September 30 and December 31. This requires the Company to open significantly higher amounts of letters of credit during the quarters ending June 30 and September 30, thereby significantly increasing the Company's working capital needs during these periods. Additionally, the Company receives the largest percentage of its customer returns in the quarter ending March 31. The higher level of returns during this period adversely impacts the Company's collection activity during this period, and therefore its liquidity. The Company believes that the licensing of the Emerson and G-Clef trademark should favorably impact the Company's cash flow over the respective terms of the agreements.

                EMERSON RADIO CORP. AND SUBSIDIARIES

                              PART II

                         OTHER INFORMATION

ITEM 1.   Legal Proceedings.

          The information required by this item is included in Note 7 of Notes to Interim Consolidated Financial Statements filed in
          Part I of Form 10-Q for the quarter ended December 31, 1996, and is incorporated herein by reference.

ITEM 3.   Preferred Stock Dividends.

          As of the date of this report, the Company was in arrears on $469,000 of dividends on its Series A Preferred Stock.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

          (a)  An Annual Meeting of Stockholders was held on December
          18, 1996.

          (b) The following directors were elected at the Annual Meeting of Stockholders and constituted the entire Board of Directors following the Meeting:

                    Robert H. Brown, Jr.
                    Peter G. Bunger
                    Raymond L. Steele
                    Jerome H. Farnum
                    Geoffrey P. Jurick
                    Eugene I. Davis

          (c)  Other matters voted at Annual Meeting:

                    (i)  Election of Directors:

                                                  For          Against

                    Robert H. Brown, Jr.        37,359,900     171,244
                    Peter G. Bunger             37,359,900     171,244
                    Raymond L. Steele           37,359,900     171,244
                    Jerome H. Farnum            37,359,900     171,244
                    Geoffrey P. Jurick          37,358,900     172,244
                    Eugene I. Davis             37,358,900     172,244




                      EMERSON RADIO CORP. AND SUBSIDIARIES

                                     PART II

                          OTHER INFORMATION - CONTINUED

               (ii) Appointment of Ernst & Young LLP to audit financial statements of the Company for the fiscal year ending in 1997 - 37,421,161 shares for, 81,083 shares against and 28,900 shares abstained.

ITEM 5.   Other Information.

          Certain  statements in this quarterly report on  Form  10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report and in future filings by the Company with the Securities and Exchange Commission, constitute "forward looking statements" with the meaning of the Reform Act. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: product supply and demand; general economic and business conditions and condition of the retail consumer electronics market; price competition and competition from companies with greater resources; success of operating initiatives and new product introductions; operating costs including continuing the Company's cost reduction program and Company's return to vendor program; effects of foreign trade; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; success of the Company's acquisition strategy including results of SSG's operations; changes in business strategy or development plans; success of management's strategy to finance the Company's operations; quality of management; success of licensing arrangements; availability, use and terms of capital and compliance with debt covenants; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or the failure to comply with, government regulations and other factors referenced in this quarterly report.

                      EMERSON RADIO CORP. AND SUBSIDIARIES

                                     PART II

                          OTHER INFORMATION - CONTINUED

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               10(a) Pledge Agreement dated as of February 4, 1997 by
               Fidenas International Limited, L.L.C. ("FIN") in favor of TM Capital.

               10(b)  Registration  Rights  Agreement  dated  as  of
               February 4, 1997 by and among Emerson Radio Corp., FIN, the Creditors, FIL and TM Capital Corp.

               10(c) License and Exclusive Distribution Agreement with Cargil International Corp.

               10(d) Supply and Inspection Agreement with Cargil International Corp.

               10(e)       Amendment  No. 5 to Financing  Agreements,
               dated as of February 18, 1997, among Emerson, Majexco Imports, Inc. and Congress Financial Corporation.

               (27) Financial Data Schedule for nine months ended December 31, 1996.

          (b)  Reports on Form 8-K:

               (1)  Current Report on Form 8-K dated November 27,
                    1996, reporting matters under Item 5.

               (2)  Current Report on Form 8-K dated December 10,
                    1996, reporting matters under Items 2 and 7.




                      EMERSON RADIO CORP. AND SUBSIDIARIES

                              PART II

                   OTHER INFORMATION - CONTINUED




                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   EMERSON RADIO CORP.
                                      (Registrant)





Date:  February 19, 1997            /s/ Eugene I. Davis
                                    Eugene I. Davis
                                    President





Date:  February 19, 1997           /s/ John P. Walker
                                   John P. Walker
                                   Executive Vice President,
                                   Chief Financial Officer