Form 10-K
period 1997-03-31
EMERSON RADIO CORP
filed 1997-07-14
CIK 32621

____________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                             _______________________
                                    FORM 10-K
(Mark One)
   [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED
          EFFECTIVE OCTOBER 7, 1996]

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from       to

                         Commission file number 0-25226

                               EMERSON RADIO CORP.
             (Exact name of registrant as specified in its charter)

       Delaware                                    22-3285224
(State or other jurisdiction of        (I.R.S Employer Identification Number)
incorporation or organization)

  Nine Entin Road, Parsippany, NJ                  07054
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:   (973) 884-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered

Common Stock, par value              American Stock Exchange
$.01 per share

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at July 10, 1997 (computed by reference to the last reported sale price of the Common Stock on the American Stock Exchange on such date): $8,180,593.

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.   [X]  YES   [  ]  NO.

Number of Common Shares outstanding at July 10, 1997: 41,101,687

DOCUMENTS INCORPORATED BY REFERENCE:  Proxy Statement for the 1997  Annual
    Meeting of Stockholders:  Part III

________________________________________________________________________________

                                     PART I

Item 1. BUSINESS

General

      Emerson Radio Corp. ("Emerson" or the "Company"), one of the nation's largest volume consumer electronics distributors, directly and through subsidiaries, designs, sources, imports and markets a variety of televisions and other video products, microwave ovens, audio and home theater products. The Company also licenses the Emerson and G-Clef trademark for a variety of television, video, certain other consumer electronic products as well as other products domestically and internationally. The Company distributes its products primarily through mass merchants and discount retailers leveraging on the strength of its Emerson and G-Clef trademark, a nationally recognized trade name in the consumer electronics industry. The trade name "Emerson Radio" dates back to 1912 and is one of the oldest and most well respected names in the consumer electronics industry.

      The Company believes it possesses an advantage over its competitors due to the combination of (i) the Emerson and G-Clef brand recognition, (ii) its extensive distribution base and established relations with customers in the mass merchant and discount retail channels of distribution, (iii) its sourcing expertise and established vendor relations, and (iv) an infrastructure with personnel experienced in servicing and providing logistical support to the domestic mass merchant distribution channel. Emerson intends to continue to leverage its core competencies to offer a broad variety of current and new consumer products to retail customers in developing markets worldwide. The Company has in the past and intends in the future to form joint ventures and enter into licensing agreements which will take advantage of the Company's trademarks and utilize the Company's logistical and sourcing advantages.

      The Company's core business consists of the distribution and sale of various low to moderately priced product categories, including black and white and color televisions, video cassette recorders ("VCRs"), video cassette players ("VCPs"), TV/VCR combination units, home stereo and portable audio products, home theater products and microwave ovens. The majority of the Company's marketing and sales of these products is concentrated in the United States and, to a lesser extent, certain other international regions. Emerson's major competition in these markets are foreign-based manufacturers and distributors. See "Business - Competition."

      The Company was originally formed in the State of New York in 1956 under the name Major Electronics Corp. In 1977, the Company reincorporated in the State of New Jersey and changed its name to Emerson Radio Corp. On March 31,
1994, the Company successfully reorganized itself under Chapter 11 of the Federal Bankruptcy Code. On April 4, 1994, the Company was reincorporated in Delaware by merger of its predecessor into its wholly-owned Delaware subsidiary formed for such purpose. References to "Emerson" or the "Company" refers to Emerson Radio Corp. and its predecessor and subsidiaries, unless the context otherwise indicates. The Company's principal executive offices are located at Nine Entin Road, Parsippany, New Jersey 07054-0430. The Company's telephone number in Parsippany, New Jersey, is (973) 884-5800.

COMPANY PRODUCTS

     The Company directly and through subsidiaries designs, sources, imports and markets a variety of television and other video products, microwave ovens, audio and home theater products, primarily on the strength of its Emerson and G-Clef trademark, a nationally recognized symbol in the consumer electronics industry. The Company's current product categories consist of the following:



        VIDEO PRODUCTS           AUDIO PRODUCTS           OTHER

        Color televisions        Shelf systems            Home theater

        Black and white          CD stereo systems        Microwave ovens
           specialty
           televisions

        Color specialty          Portable audio,
           televisions              cassette and CD
                                    systems

        Color TV/VCR             Personal audio,
           combination units        cassette and CD
                                    systems

        Video cassette           Digital clock
           recorders                radios

        Specialty video
           cassette players

      All of the Company's products offer various features. Color television units range in screen size from 5 inches to 25 inches and specialty color televisions are offered in 5 inch and 9 inch units. Combination units range in screen size from 9 inches to 25 inches. Portable audio systems incorporate
AM/FM radios and/or cassette and/or CD players in a variety of models. Microwave ovens range in size from 0.6 cubic feet to 1.2 cubic feet containing features such as turntables, key pad touch controls, auto defrost and multi-power levels. Industry sales of units of home theater speakers increased 15% in 1996 and are expected to increase another 7% in 1997. Emerson entered this market segment with two new products during the fiscal year ended March 31, 1996 ("Fiscal 1996") and is introducing another product in the fiscal year ending March 31, 1998 ("Fiscal 1998"). The new product is CinemaSurround (TM), a new concept in Home Theater Technology which uses a sophisticated patent pending technology to deliver dynamic 3-dimensional sound from any stereo source, without the need for any decoding electronics.

GROWTH STRATEGY

      The Company's strategic focus is to: (i) develop and expand its distribution of consumer electronics products in the domestic marketplace to new customers, (ii) the development and sale of new products, such as home theater;
(iii) capitalize on opportunities to license the Emerson and G-Clef  trademark;
(iv) leverage and exploit its sourcing capabilities, buying power and logistics expertise in the Far East either internally or on behalf of third parties; (v) expand international sales and distribution channels; and (vi) expand through strategic mergers and acquisitions of, or controlling interests in, companies in similar or complimentary businesses.

       As part of its efforts to expand through strategic mergers and acquisitions, the Company acquired 27% of the outstanding common stock of Sport Supply Group, Inc. ("SSG"), a New York Stock Exchange listed company, in
December 1996. The Company also purchased five year warrants (the "SSG Warrants") to acquire an additional 1,000,000 shares of common stock at an exercise price of $7.50 per share, subject to standard anti-dilution adjustments. Assuming the exercise of all the SSG Warrants, the Company would beneficially own approximately 35% of SSG's outstanding common stock. As part of the securities acquisition, SSG appointed the Company's designees to become the majority of the members of its Board of Directors and certain of the Company's management is directly involved in SSG's day-to-day operations. Subsequent to such acquisition, SSG's stockholders elected Emerson's nominees as a majority of the members of its Board of Directors. In addition, the Company arranged for foreign trade credit financing of $2 million for the benefit of SSG.

      SSG is the largest direct mail distributor of sporting goods equipment and supplies in the United States. SSG sells its products at margins significantly higher than the average of Emerson's core business and to an institutional market which does not require the significant after-market servicing costs typical of Emerson's core business. The investment allows Emerson to diversify from its core business of consumer electronics distribution to another distribution business that offers what management believes to be significant growth potential. Emerson should also benefit by several cost sharing opportunities including sharing the compensation costs of senior management. SSG benefited from the investment by gaining the liquidity needed to cure its then-existing loan default with its senior lenders and amended its secured credit facility on more favorable terms. Also, SSG now possesses the capital necessary to take advantage of opportunities to increase its business in the institutional sporting goods market both in the U.S. and internationally and to continue marketing its products showcased at the 1996 Olympic games.

     The Company believes that the Emerson and G-Clef trademark is recognized on a world-wide basis. A principal component of the Company's growth strategy is to utilize this brand name recognition together with the Company's reputation for quality and cost competitive products to aggressively promote its product lines within the United States and targeted geographic areas on an international basis. The Company's management believes the Company will be able to compete more effectively in the highly competitive consumer electronics and microwave oven industries, domestically and internationally, by combining innovative approaches to the Company's current product line and augmenting its product line with complimentary products. The Company intends to pursue such plans either on its own, or by forging new relationships, including through license arrangements, partnerships and joint ventures. See "Business-Licensing and Related Activities."

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

      The Company also makes available to its customers (through foreign subsidiaries) a direct import program, pursuant to which products are imported directly by the Company's customers. In the fiscal year ended March 31, 1997 ("Fiscal 1997") and Fiscal 1996, products representing approximately 49% and 44% of net revenues, respectively, were imported directly from manufacturers to the Company's customers. The Company intends to increase this percentage to approximately 80% in Fiscal 1998. See "Management's Discussion and Analysis of Results of Operations and Financial Condition." If the Company experiences a decline in sales effected through direct imports and a corresponding increase in domestic sales, its working capital and inventory requirements will be incrementally affected. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

DOMESTIC MARKETING

      In the United States, the Company markets its products primarily through mass merchandisers and discount retailers. Wal-Mart Stores, Inc. ("Wal-Mart" or the "Customer") accounted for approximately 36% and 18%, and Target Stores, Inc., accounted for approximately 13% and 16% of the Company's net revenues in Fiscal 1997 and Fiscal 1996, respectively. Net revenues from Wal-Mart in Fiscal 1997 and 1996 exclude sales of certain video products which are subject to a license/supply arrangement, which became effective as of March 31, 1995. The Company reports the royalty revenues attributable to such sales, in lieu of reporting the full dollar value of such sales and associated costs. See "Management's Discussion and Analysis of Results of Operations and Financial Condition." Net sales of these products to Wal-Mart accounted for approximately 47% of consolidated net revenues in Fiscal 1995. See "Business-Licensing and
Related Activities." No other customer accounted for more than 10% of the Company's net revenues in either period.

      Approximately 43% and 58% of the Company's revenues in Fiscal 1997 and Fiscal 1996, respectively, were made through sales representative organizations which receive sales commissions and work closely with the Company's sales personnel. The sales representative organizations sell, in addition to the Company's products, allied, but generally non-competitive, products. In most instances, either party may terminate a sales representative relationship on 30 days' prior notice in accordance with customary industry practice. The Company utilizes approximately 30 sales representative organizations, including one through which approximately 13% and 19% of the Company's net revenues were made in Fiscal 1997 and Fiscal 1996, respectively, and one other through which 14% of the Company's net revenues were made in Fiscal 1996. No other sales representative organization accounted for more than 10% of the Company's net revenues in either period. The remainder of the Company's sales are made to retail customers serviced principally by the Company's sales personnel. The Company has three sales professionals based in the United States. The domestic sales force is based in the Company's New Jersey corporate headquarters, and in a regional office located in Missouri.

FOREIGN MARKETING

      While the major portion of the Company's marketing efforts are directed toward the United States, approximately 4% and 5% of the Company's net revenues in Fiscal 1997 and Fiscal 1996, respectively, were made to foreign customers in Canada, Central and South America, Spain and the Middle East. See Note M of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition."

LICENSING AND RELATED ACTIVITIES

     In February 1997, the Company executed five-year license/supply agreements, subject to renewals, with Cargil International Corp. ("Cargil"), covering the Caribbean and Central and South American markets. The agreements provide for the license of the Emerson and G-Clef trademark for certain consumer electronics and other products to be sold in those markets and the provision of sourcing and inspection services. Under the terms of these agreements, the Company will receive minimum annual royalties through the life of the agreement and will receive a separate fee for sourcing and inspection services. Cargil assumes all costs and expenses associated with the purchasing, marketing and after-sales support of such products. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

      Subsequent to the end of Fiscal 1997, Emerson executed a four-year agreement with Daewoo Electronics Co. Ltd. and its U.S. affiliate (collectively, "Daewoo"). This agreement provides that, subject to existing agreements relating to sales to the Customer, Daewoo will manufacture and sell television and video products bearing the Emerson and G-Clef trademark to all customers in the U.S. market. Daewoo will also be responsible for, and assume all risks associated with, order processing, shipping, credit and collections, inventory, returns and after- sale services. The Company will arrange sales and provide marketing services and receive a commission for such services. Sales to the
Customer are currently subject to a license/supply agreement with one of the Company's former suppliers and certain of its affiliates (collectively, the "Supplier"), as more fully described below.

      Additionally, in June 1997, the Company entered into a non-exclusive license agreement with World Wide One, a Hong Kong corporation, for use of the Emerson and G-Clef trademark in connection with the sale of certain consumer electronics products and other products to Makro International Far East
Ltd. for their exclusive sale in in China, Indonesia, Malaysia, Philippines, South Korea, Taiwan and Thailand. The term is initially for a six month trial period at which time the agreement will either be terminated or continue for an additional twelve months. In addition, the Company will provide sourcing and inspection services for at least 50% of World Wide One's purchase requirements. World Wide One is required to meet certain minimum sales requirements as well as ensuring the establishment of adequate service centers or agents for after sales warranty services.

      In Fiscal 1995, the Company successfully concluded licensing agreements with (i) the Supplier for the sale of certain video products bearing the Emerson and G-Clef trademark to the Customer's locations in the United States and Canada, (ii) Jasco Products Co., Inc. ("Jasco"), one of the largest domestic electronics accessory companies, for distribution of electronic accessories in the United States, and (iii) the Franklin Mint for distribution of classic Emerson Radio reproductions. The Company intends to pursue additional licensing opportunities and believes that such licensing activities has had and will continue to have a positive impact on operating results by generating royalty income with minimal costs, if any, and without the necessity of utilizing working capital or accepting customer returns. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

DESIGN AND MANUFACTURING

     The majority of the Company's products are manufactured by original equipment manufacturers in accordance with the Company's specifications. These manufacturers are primarily located in Hong Kong, South Korea, China, Malaysia, Thailand and Mexico.

      The Company's design team is responsible for product development and works closely with the Company's suppliers. The Company's engineers determine the detailed cosmetic and option specifications for new products, which typically incorporate commercially available electronic parts to be assembled according to the Company's designs. Accordingly, the exterior designs and operating features of the Company's products reflect the Company's judgment of current styles and consumer preferences. The Company's designs are tailored to meet the needs of the local market, particularly in the case of international distribution, where products are generally introduced on a country-by-country basis.

       During Fiscal 1997 and Fiscal 1996, approximately 100% and 93%, respectively, of the cost value of the Company's purchases consisted of imported finished goods. Daewoo and Imarflex, Mfg. Co., Ltd. supplied approximately 22% and 16%, respectively, of the Company's total purchases in Fiscal 1997 and approximately 21% and 14%, respectively in Fiscal 1996. Additionally, Orient Power Electronics Limited supplied approximately 22% of the Company's total purchases in Fiscal 1997 and Kong Wah, the Supplier and Musical Electronics Limited supplied approximately 17%, 16% and 12%, respectively, of the Company's total purchases in Fiscal 1996. No other supplier accounted for more than 10% of the Company's total purchases in Fiscal 1997 or Fiscal 1996. Except as to the Supplier, the Company considers its relationships with its suppliers to be satisfactory and believes that, barring any unusual shortages or economic conditions, it could develop, and has developed, alternative sources for the products it currently purchases. Except for the agreement with Daewoo described above (See "Business-Licensing and Related Activities"), the Company does not have a contractual agreement with any of its suppliers for product purchases and no assurance can be given that certain brief shortages of product would not result if the Company were required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts.

WARRANTIES

       The Company offers its United States consumers limited warranties comparable to those offered to consumers by its competitors and accepts returns from its customers in accordance with customary industry practices.

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

      The Partnership, during its existence, enabled the Company to control the costs associated with product returns by providing a stable selling price for returned products and increased inventory turnover by utilizing the distribution network of Hopper to sell products. Effective January 1, 1997, the Company and Hopper mutually agreed to dissolve the Partnership and wind down its operations. The partners have elected to extend such wind down to facilitate a more orderly liquidation of the Partnership. The Company has executed an agreement with Hi Quality International (U.S.A.) Inc. ("Hi Quality") to replace the Partnership as an outlet for the Company's returned products.
Hi Quality will purchase all returned consumer electronics products in the United States, that are not subject to the return to vendor agreements discussed below, from the Company, refurbish them, if feasible, and sell them refurbished or "As-Is" in the United States, Mexico and Canada.

      To further reduce the costs associated with product returns, the Company has entered into "return to vendor" agreements with the majority of its suppliers. For a fee, the agreements permit the Company to return defective-product returns to the supplier and to receive in exchange an "A" quality unit. The agreements cover certain microwave oven, home theater, audio and video
products.   The Company has realized and expects to continue to realize significant cost savings from such agreements.

BACKLOG

      From time-to-time, the Company has substantial orders from customers on hand. Management believes, however, that backlog is not a significant factor in its operations. The ability of management to correctly anticipate and provide for inventory requirements is essential to the successful operation of the Company's business.

TRADEMARKS

    The Company owns the Emerson and G-Clef, "H.H. Scott" and "Scott" trademarks for certain of its home entertainment and electronic products in the United States, Canada, Mexico and various other countries. Of the trademarks owned by the Company, those registered in the United States must be renewed at various times through 2008 and those registered in Canada must be renewed at various times through 2011. The Company's trademarks are also registered on a worldwide basis, which registrations must be renewed at various times. The Company intends to renew all such trademarks. The Company considers the Emerson and G-Clef trademark to be of material importance to its business. The Company owns several other trademarks, none of which is currently considered by the Company to be of material importance to its business. The Company has licensed certain applications of the Emerson and G-Clef trademark to Cargil, Daewoo, World Wide One, the Supplier, Jasco and the Franklin Mint on a limited basis. See "Business - Licensing and Related Activities."

COMPETITION

      The market segment of the consumer electronics industry in which the Company competes generates approximately $16 billion of factory sales annually and is highly fragmented, cyclical and very competitive, supporting major American, Japanese and Korean companies, as well as numerous small importers. The industry is characterized by the short life cycle of products which requires continuous design and development efforts. Market entry is comparatively easy because of low initial capital requirements.

      The Company primarily competes in the low to medium-priced sector of the consumer electronics market. Management estimates that the Company has several dozen competitors, many of which are much larger and have greater financial resources than the Company. Emerson's major competitors are foreign-based manufacturers and distributors. The Company competes primarily on the basis of its products' reliability, quality, price and design, the Emerson and G-Clef trademark and service to retailers and their customers. The Company's products also compete at the retail level for shelf space and promotional displays, all of which have an impact on the Company's established and proposed distribution channels. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

SEASONALITY

      The Company generally experiences stronger demand for its products in the quarters of each year ending September 30 and December 31. Accordingly, to accommodate such increased demand, the Company generally is required to place seasonally higher orders with its vendors during the quarters ending June 30 and September 30, thereby affecting the Company's need for working capital during such periods. On a corresponding basis, the Company also is subject to increased returns during the quarters ending on March 31 and June 30, which adversely affects the Company's collection activities during such periods, also affecting its liquidity. Operating results may fluctuate due to other factors such as the timing of the introduction of new products, price changes by the Company and its competitors, demand for the Company's products, product mix, delay, available inventory levels, fluctuation in foreign currency exchange rates relative to the United States dollar, seasonal cost increases, and general economic conditions.

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

EMPLOYEES

      As  of  July 10,  1997, the Company had approximately 103 employees.   The
Company considers its labor relations to be generally satisfactory.

ITEM 2.  PROPERTIES

      The Company, directly and through its subsidiaries, leases warehouse and office space in New Jersey, Missouri, Canada, and the Far East under leases expiring at various times through calendar 1998, at minimum aggregate rentals, net of sublease income, as follows:


        FISCAL
      YEAR ENDING
       MARCH 31,                                   (IN THOUSANDS)

          1998                                        $1,231
          1999                                           328
                                                      $1,559

      In the past several years, the Company has closed substantially all of its leased or owned warehouse facilities in favor of utilizing public warehouse space as part of the Company's effort to convert fixed costs to variable costs. Such public warehouse commitments are evidenced by contracts with terms of up
to one year.   The cost for the public warehouse space is primarily based on a fixed percentage of the Company's sales from each respective location. Such amounts are not included in the above table. The Company does not presently
own any real property.   In  addition, the Company has subleased all of its
Canadian office space and 12% of its New Jersey corporate headquarters.

ITEM 3.  LEGAL PROCEEDINGS

BANKRUPTCY CLAIMS

      The Company is presently contesting claims submitted by several creditors in its reorganization under Chapter 11 of the Federal Bankruptcy Code. The largest claim was filed on or about July 25, 1994 in connection with the rejection of certain executory contracts with two Brazilian entities, Cineral Electronica de Amazonia Ltda. and Cineral Magazine Ltda. (collectively, "Cineral"). The amount currently claimed is for approximately $93,563,457, of which $86,785,000 represents a claim for loss of profits. The claim will be satisfied, to the extent the claim is allowed by the Bankruptcy Court, in the manner other allowed unsecured claims were satisfied, at 18.3% of the allowed claim. The Company believes the Bankruptcy Court will separately review the portion of the claim for lost profits from the substantially smaller claim for actual damages. The Company has objected to the claim, intends to vigorously contest such claim and believes it has meritorious defenses to the highly speculative portion of the claim for lost profits and the portion of the claim for actual damages for expenses incurred prior to the execution of the contracts. Additionally, on or about September 30, 1994, the Company instituted an adversary proceeding in the Bankruptcy Court asserting damages caused by Cineral and seeking declaratory relief and replevin. An adverse final ruling on the Cineral claim could have a material adverse effect on the Company, even though it would be limited to 18.3% of the final claim determined by a court of competent jurisdiction; however, in light of the foregoing, the Company believes the chances for recovery for lost profits are remote.

TELETECH LITIGATION

      In December 1990, an action entitled Emerson Radio (Hong Kong) Limited (a wholly owned subsidiary of the Company) and Teletech (Hong Kong) Limited was commenced in the Supreme Court of Hong Kong High Court (the "Teletech Action") by Emerson Radio (Hong Kong) Limited ("Emerson (H.K.)") against Teletech (Hong
Kong) Limited ("Teletech"). The Statement of Claim, filed and served in March 1991, alleges that Teletech breached its agreements to sell cordless telephones and telephone answering machines to Emerson (H.K.) and seeks damages of approximately $1,000,000. In March 1991, Teletech filed a counterclaim that essentially denies the allegations and alleges that Emerson (H.K.) breached its agreement to purchase cordless telephones and telephone answering machines arising from wrongful cancellation of placed orders. The counterclaim seeks damages of approximately $1,700,000. In May 1991, Emerson (H.K.) filed a reply to the counterclaim denying the allegations in the counterclaim. The case is presently dormant. This litigation was not affected by the bankruptcy proceedings.

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

TAX MATTERS

      In  June  and  October  1988, the Franchise Tax  Board  of  the  State  of
California issued Notices of Proposed Assessment to the Company proposing additional state income tax of approximately $501,000 in the aggregate, plus interest, for the fiscal years 1980, 1985 and 1986. In August and November 1988, the Company filed protests with the Franchise Tax Board taking exception to the Notices of Proposed Assessment. After disallowing the Company's protest, on July 24, 1992, the Franchise Tax Board issued a formal Notice of Action assessing a deficiency in the aggregate of approximately $664,000, which includes interest through July 24, 1992. On August 24, 1992, the Company filed an appeal with the California State Board of Equalization. The Franchise Tax Board filed a response on April 29, 1993, and the Company filed its reply on July 16, 1993. This matter was temporarily stayed during the Company's bankruptcy proceeding, until the Bankruptcy Court entered an Order of Abstention directing the parties to litigate in California. The proceeding in California is currently pending.

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

LITIGATION REGARDING CERTAIN OUTSTANDING COMMON STOCK

      Subsequent to confirmation of the Plan of Reorganization, litigation arose among the principal shareholders of Fidenas Investment Limited ("FIL"), the Company's largest shareholder prior to confirmation of the Plan of Reorganization, with respect to various business relations and transactions entered into among the shareholders, certain affiliates and their principals, including Geoffrey Jurick, the Company's Chairman, Chief Executive Officer and President, and Petra and Donald Stelling. Mr. Stelling was the former Chairman of the Company.

      Based on certain charges raised by the Stellings, the Swiss authorities commenced investigations and have questioned Mr. Jurick, Mr. Peter Bunger and Mr. Jerome Farnum, directors of the Company. In connection with the settlement discussed below, letters were sent to the Swiss authorities requesting the discontinuance of the criminal investigations of these individuals. While the investigation is still pending, none of Messrs. Jurick, Bunger or Farnum have been indicted by the Swiss Court. The Federal Banking Commission of Switzerland has issued a decree purporting to determine that certain entities affiliated with Messrs. Jurick and Farnum are subject to Swiss banking laws and have engaged in banking activities without a license.

      On June 11, 1996, Petra Stelling and certain other creditors of Mr. Jurick and entities affiliated to him (which are the principal stockholders of the Company), (collectively, the "Creditors"), Mr. Jurick, the Company (together with the Creditors, the "Lead Parties"), and such principal stockholders signed a Stipulation of Settlement and Order (the "Settlement Agreement") providing for a settlement of all litigation among them on a global basis. Under the Settlement Agreement, Mr. Jurick and Fidenas International Limited L.L.C.
have agreed to pay the  Creditors  the aggregate sum of $49.5 million
(the "Settlement Amount") and Mr. Jurick will be paid the sum of $3.5 million. Such payments are contemplated to be solely from the proceeds of the sale of the 29,152,542 shares of Emerson's Common Stock (the "Settlement Shares") owned by such principal stockholders. All of such shares have been deposited with and will remain in the custody of the United States District Court in Newark, New Jersey ("the Court"), to prevent defaults under the Company's borrowing facilities.

      No definite time has been provided for the sale of any shares or the full payment of the Settlement Amount. However, a Creditor may apply to the Court, on notice to all other Lead Parties, to terminate the Settlement Agreement, based on the totality of the circumstances, on the grounds that its goals and purposes are not reasonably likely to be realized. No assurance can be given that sufficient proceeds will be realized from the sale of such shares to satisfy in full the Creditors. The Creditors will be able to resort to consent judgments against Mr. Jurick and his affiliates if the Settlement Agreement is terminated. Such a termination would also likely result in a default under the Company's borrowing facilities.

JENSEN LITIGATION

      On May 10, 1996, International Jensen Incorporated ("Jensen") filed an action in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company and Eugene I. Davis, an officer of the Company, for violations of proxy solicitation rules and for breach of a confidentiality agreement with Jensen. On May 20, 1996, the Company filed a counterclaim in this action alleging that Jensen and its Chairman, Chief Executive Officer and President, Robert G. Shaw fraudulently induced the Company to enter into a confidentiality agreement and failed to negotiate with the Company in good faith. Subsequently, Recoton Corporation ("Recoton"), the successful bidder in acquiring Jensen, filed an action in the same Court against Emerson. In June 1997, Emerson, Mr. Davis, Jensen, Recoton, and certain other related parties entered into a settlement agreement settling all disputes among them and releasing each other from all liability in connection with the subject matter of these actions on terms Emerson believes to be beneficial to it.

OTHER LITIGATION

      The Company is involved in other legal proceedings and claims of various types in the ordinary course of business. While any such litigation to which the Company is a party contains an element of uncertainty, management presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

     (a)  Market Information

      The Company's Common Stock has traded on the American Stock Exchange since December 22, 1994 under the symbol MSN. The following table sets forth the range of high and low sales prices for the Company's Common Stock as reported by the American Stock Exchange during the last two fiscal years.


        FISCAL 1996         HIGH          LOW

        First Quarter       $3-1/8        $2-1/4
        Second Quarter       3-3/4         2-1/4
        Third Quarter        3             1-3/8
        Fourth Quarter       2-7/8         1-3/4

        FISCAL 1997         HIGH          LOW

        First Quarter       $3            $2
        Second Quarer        3             2
        Third Quarter        2-1/4         1-1/8
        Fourth Quarter       1-7/8           7/8


      The Series A Preferred Stock and Warrants outstanding are freely tradable; however, there is no established trading market for either security.

     (b)  Holders

     At July 10, 1997, there were approximately 465 stockholders of record of the Company's Common Stock, and 19 holders of record of the Series A Preferred Stock and 12 holders of the Warrants.

     (c)  Dividends

     The Company's policy has been to retain all available earnings, if any, for the development and growth of its business. The Company has never paid cash dividends on its Common Stock. In deciding whether to pay dividends on the Common Stock in the future, the Company's Board of Directors will consider factors it deems relevant, including the Company's earnings and financial condition and its working capital and anticipated capital expenditures. The Company's United States credit facility and the Indenture contain certain dividend payment restrictions on the Company's Common Stock. Additionally, the Company's Certificate of Incorporation, defining the rights of the Series A Preferred Stock, prohibits Common Stock dividends unless the Series A Preferred Stock dividends are paid or put aside. The Series A Preferred Stock accrues dividends, payable on a quarterly basis, at a 7% dividend rate through March 31, 1997, then declining by a 1.4% dividend rate each succeeding year until March 31, 2001 when no further dividends are payable. The Company is currently in arrears on $469,000 of dividends of the Company's Series A Preferred Stock. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected consolidated financial data of the Company for the years ended March 31, 1997, 1996, 1995, 1994 and 1993. The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Results of Operations and Financial Condition" set forth elsewhere in this Form 10-K.


                         YEAR       YEAR       YEAR      YEAR       YEAR
                         ENDED      ENDED      ENDED     ENDED      ENDED
                         MARCH 31,  MARCH 31,  MARCH 31, MARCH 31,  MARCH 31,
                         1993       1994       1995      1996       1997
                                (In thousands, except per share data)

SUMMARY OF OPERATIONS:
 Net Revenues(1)         $741,357   $487,390   $654,671  $245,667   $178,708

Net Earnings (Loss)(2):
 Before Extraordinary    $(56,000)  $(73,654)  $  7,375   $(13,389)  $(23,968)
 Gain
 Extraordinary Gain                  129,155
                         $(56,000)  $ 55,501   $  7,375   $(13,389)  $(23,968)

BALANCE SHEET DATA AT
 PERIOD END:
Total Assets             $194,510   $119,021   $113,969   $ 96,576    $58,768
Current Liabilities (3)   249,307     76,083     59,782     35,008     21,660
Long-Term Debt (3)            151        227        214     20,886     21,079
Shareholders' Equity
 (Deficit)                (57,895)    42,617     53,651     40,382     16,029
Working Capital
 (Deficit)                (89,949)    32,248     42,598     48,434     13,258
Current Ratio             0.6 to 1    1.4 to 1   1.7 to 1   2.4 to 1   1.6 to 1

PER COMMON SHARE:
Net Earnings (Loss) Per
 Common Share (2) (4):
   Before Extraordinary
   Gain                   $(1.47)     $(1.93)    $  0.16    $(0.35)    $(0.61)
  Extraordinary Gain                    3.38
                          $(1.47)     $ 1.45     $  0.16    $(0.35)    $(0.61)
Common Shareholders'
Equity
 (Deficit) per
 Common Share (5)         $(1.52)     $ 0.98     $  1.08    $ 0.75     $ 0.15

Weighted Average Number
 of Common and Common
 Equivalent Shares
 Outstanding              38,179      38,191      46,571    40,253     40,292

______________________________

(1) The decline in net direct revenues for Fiscal 1997 and 1996 was due primarily to the implementation of the Agreements signed with the Supplier,
  effective   March   31,  1995.   Net  Revenues  for  Fiscal   1995   included
  $340,465,000  of sales of video products now covered by the arrangement  with
  the  Supplier.   See  "Management's Discussion and  Analysis  of  Results  of
  Operations and Financial Condition."
(2)   Net  earnings  for  Fiscal 1994  includes  an extraordinary  gain of  $129,155,000, or $3.38  per  common  share,  on  the
  extinguishment  of debt settled in the Plan of Reorganization.   Accordingly,
  the   Company  recorded  reorganization  expenses  of  $17,385,000   relating
  primarily to the writedown of assets transferred to creditors under the Plan of Reorganization and professional fees and other related expenses incurred during the bankruptcy proceedings. The results of operations for the Fiscal 1993 include restructuring and other nonrecurring charges aggregating
  $35,002,000.   These  charges  represent  the  cost  of
  discontinuing its personal computer business, professional fees and other expenses related to the Company's financial restructuring, the up-front costs and writedowns of certain assets associated with implementing long-term cost reduction programs and costs related to the proxy contest settled in June 1992.
(3) The aggregate outstanding principal balance of the Company's senior notes has been classified as current as of March 31, 1993. See Note B of Notes to Consolidated Financial Statements.
(4)   Net earnings (loss) per common share for Fiscal 1993 and Fiscal 1994 are based on the weighted average number of old common shares outstanding during each period. Net earnings per common share for Fiscal 1995 is based on the weighted average number of shares of new Common Stock and related common stock equivalents outstanding during the year. Common Stock equivalents include 9,081,000 shares assuming conversion of $10 million of Series A Preferred Stock at a price equal to 80% of the weighted average market value of a share of Common Stock, determined on a quarterly basis. Since the
  Series A preferred Stock was not convertible into Common Stock until
  March 31, 1997, the number of shares issuable upon conversion may have been significantly different. Net loss per common share for Fiscal 1996 and Fiscal 1997 are based on the net loss and deduction of preferred stock dividend requirements (resulting in a loss attributable to common stockholders)
  and  the  weighted average  of  new Common Stock outstanding during each
  fiscal year.   The  net loss  per share does not include common stock
  equivalents assumed outstanding since  they are anti-dilutive.
(5) Calculated based on common shareholders' equity (deficit) divided by actual shares of Common Stock outstanding. Common shareholders' equity at March 31, 1997, 1996, 1995 and 1994 is equal to total shareholders' equity less $10 million for the liquidation preference of the Series A Preferred Stock.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
       OPERATIONS AND FINANCIAL CONDITION

GENERAL

      In December 1996, the Company purchased from SSG 1,600,000 newly-issued shares of common stock (the "SSG Stock") for aggregate consideration of $11.5 million, or approximately $7.19 per share. In addition, the Company purchased, for aggregate consideration of $500,000, five year warrants to acquire an additional 1,000,000 shares of SSG Stock at an exercise price of $7.50 per share, subject to standard anti-dilution adjustments. Prior to such purchase, the Company beneficially owned 669,500 shares or approximately 9.9% of
SSG's outstanding  common stock  which it had purchased for $4,228,000 in open market purchases. Following the stock acquisition, the Company owns 2,269,500 shares or approximately 27% of SSG's outstanding common stock. Assuming the exercise of all the SSG Warrants, the Company would beneficially own approximately 35% of the outstanding shares of SSG Stock. As part of the securities acquisition, SSG appointed the Company's designees to become the majority of the members of its Board of Directors and certain of the Company's management is directly involved in SSG's day-to-day operations. Subsequent to such acquisition, SSG's stockholders elected Emerson's nominees as a majority of the members of its Board of Directors. In addition, the Company arranged for foreign trade credit financing of $2 million for the benefit of SSG.

      The $12 million purchase price paid by the Company was obtained from the Lender (as hereinafter defined), under the terms of its existing credit facility, and in accordance with the terms of the consent obtained from such Lender. Pursuant to a Pledge and Security Agreement dated December 10, 1996, the Company has pledged to the Lender the 1,600,000 shares of SSG Stock and the SSG Warrants acquired on December 10, 1996.

      SSG is the largest direct mail distributor of sporting goods equipment and supplies in the United States. SSG sells its products at margins significantly higher than the average of Emerson's core business and to an institutional market which does not require the significant after-market servicing costs typical of Emerson's core business. The investment allows Emerson to diversify from its core business of consumer electronics distribution to another distribution business which offers what management believes to be significant growth potential. Emerson should also benefit by several cost sharing opportunities including sharing the compensation costs of senior management. SSG benefited from the investment by gaining the liquidity needed to cure its then-existing loan default with its senior lenders and amended its secured credit facility on more favorable terms. Also, SSG now possesses the capital necessary to take advantage of opportunities to increase its business in the institutional sporting goods market both in the U.S. and internationally and to continue marketing its products showcased at the 1996 Olympic games.

       In February 1997, the Company executed five-year license/supply agreements, subject to renewals, with Cargil covering the Caribbean and Central and South American markets. The agreements provide for the license of the Emerson and G-Clef trademark for certain consumer electronics and other products and the provision of sourcing and inspection services. Under the terms of the agreements, the Company will receive minimum annual royalties through the life of the agreements and will receive a separate fee for sourcing and inspection services. Cargil assumes all costs and expenses associated with the purchasing, marketing and after sales support of such products. The Company believes that this transaction will have a positive impact on operating results by generating royalty and servicing revenues with minimal costs while limiting its working capital risks.

      Subsequent  to  the  end  of  Fiscal 1997, Emerson  executed  a  four-year agreement with Daewoo. This agreement provides that, subject to existing agreements relating to sales to the Customer, Daewoo will manufacture and sell television and video products bearing the Emerson and G-Clef trademark to all customers in the U.S. market. Daewoo will also be responsible for and assume all risks associated with, order processing, shipping, credit and collections, inventory, returns and after-sale services. The Company will arrange sales and provide marketing services and receive a commission for such services. Sales to the Customer are currently subject to a license/supply agreement with the Supplier, as more fully described below.

      Additionally, in June 1997, the Company entered into a non-exclusive license agreement with World Wide One, a Hong Kong corporation, for use of the Emerson & G-Clef trademark in connection with the sale of certain consumer electronics products and other products for sale exclusively to Makro International Far East Ltd. in China, Indonesia, Malaysia, Philippines, South Korea, Taiwan and Thailand. The term is initially for a six month trial period at which time the agreement will either be terminated or continue for an additional twelve months. In addition, Emerson will provide sourcing and inspection services for at least 50% of World Wide One's purchase requirements. World Wide One is required to meet certain minimum sales requirements as well as ensuring the establishment of adequate service centers or agents for after sales warranty services for the goods.

      Effective March 31, 1995, the Company and the Supplier entered into the Agreements. The Company granted a license of certain trademarks to the Supplier for a three-year term. The license permits the Supplier to manufacture and sell certain video products under the Emerson and G-Clef trademark to the Customer, in the United States and Canada. As a result, the Company receives royalties attributable to such sales over the three-year term of the Agreements in lieu of reporting the full dollar value of such sales and associated costs. Net sales of these products to the Customer accounted for approximately 47% of consolidated net revenues for Fiscal 1995. The Company continues to supply other products to the Customer directly. Further, these agreements provided that the Supplier would supply the Company with certain video products for sale to other customers at preferred prices for a three-year term. Under the terms of these agreements, the Company receives non-refundable minimum annual royalties from the Supplier to be credited against royalties earned from sales of VCRs, VCPs, TV/VCR combination units, and color televisions to the Customer. In addition, effective August 1, 1995, the Supplier assumed responsibility for returns and after-sale and warranty services on all video products manufactured by the Supplier and sold to the Customer, including video products sold by the Company prior to August 1, 1995. As a result, the impact of sales returns on the Company's operating results have been significantly reduced, effective with the quarter ended September 30, 1995. The Company has reported lower net direct revenues in Fiscal 1997 and Fiscal 1996 as a result of these agreements, but its net operating results for such years have not been impacted negatively. The Company has realized a more stable cash flow, as well as reduced short-term borrowings necessary to finance accounts receivable and inventory and has thereby reduced interest costs.

      The Company reported a significant decline in its net direct sales for Fiscal 1997 and 1996 as compared to Fiscal 1995 primarily due to the licensed video sales. However, the Company's sales to other customers in the United States also declined during these periods due to increased price competition, higher retail stock levels, weak consumer demand, a soft retail market and the extremely high level of sales achieved in Fiscal 1995. The Company expects its sales in the United States for the first two quarters of Fiscal 1998 to be lower than the first two quarters of Fiscal 1997 due to the continuing weak retail climate and the increased level of price competition in most product categories.

RESULTS OF OPERATIONS - FISCAL 1997 COMPARED WITH FISCAL 1996

     Consolidated net revenues for Fiscal 1997 decreased $66,959,000 (or 27%) as compared to Fiscal 1996. The decrease resulted from decreases in unit sales of video cassette recorders, televisions, television/video cassette recorder combination units and audio products due to higher retail stock levels, increased price competition in these product categories, weak consumer demand, a soft retail market and closure of its Canadian office. This was partially offset by increased sales of microwave ovens attributable to a broader product line, larger size units and increased model selections by customers, and by sales of home theater and car audio products which were not introduced until the second and third quarters of Fiscal 1996. Excluding the Company's video products, the Company's U.S. gross sales increased by approximately 13% for Fiscal 1997. Revenues recorded from the licensing of the Emerson and G-Clef trademark were $5,040,000 in Fiscal 1997 as compared to $4,409,000 for Fiscal 1996. The increase in royalty income is primarily due to the execution of the Cargil license agreement in February 1997, partially offset by lower aggregate sales reported by the licensees of other Emerson and G-Clef brand products. The Company's Canadian operations reported a decline of $5.7 million in net revenues for Fiscal 1997 due to declines in unit volume and sales prices resulting from a weak Canadian retail economy and the closure of the Company's local office and Company-operated distribution operations in favor of an independent distributor.

      Cost of sales, as a percentage of consolidated net revenues, was 97% in Fiscal 1997 as compared to 94% in Fiscal 1996. Gross profit margins in Fiscal 1997 were unfavorably impacted by lower sales prices, a higher proportion of close-out sales, the allocation of reduced fixed costs over a lower revenue base in Fiscal 1997 and the recognition of income relating to reduced reserve requirements for sales returns in Fiscal 1996. However, gross profit margins were favorably impacted by the introduction of higher margin products --home theater and car audio products, and by a reduction in the costs associated with product returns related to the Company's agreements with a majority of its suppliers to return defective products and receive in exchange an "A" quality unit.

      The  Company's  margins continue to be impacted by the pricing category of the consumer electronics market in which the Company competes. The Company's products are generally placed in the low-to-medium priced category of the
market.   These  categories  tend to be the most competitive  and  generate  the lowest profits. The Company believes that the combination of (i) the new television and video arrangement with Daewoo, (ii) the license agreement with Cargil, and (iii) the introduction of the new CinemaSurround(TM) product will all have a favorable impact on the Company's gross profit margins. The Company intends to promote its direct import programs to reduce its inventory levels and working capital risks thereby reducing its inventory overhead costs. In addition, the Company is focusing on its higher margin products and is reviewing new product categories which can generate higher margins than its current business, either through license arrangements, acquisitions, joint ventures or on its own. The Company also plans on expanding its sales and distribution channels into the Central and Southeast Asia markets.

      Other operating costs and expenses declined $1,724,000 in Fiscal 1997 as compared to Fiscal 1996, primarily as a result of (i) reduced sales levels and reduced customer returns and (ii) a decrease in compensation and other expenses incurred to perform after-sale services as a result of the Company's downsizing program.

      Selling, general and administrative expenses ("S,G&A") as a percentage of net revenues were 11% in Fiscal 1997 as compared to 8% in Fiscal 1996.
The increase in S,G&A as a percentage of net revenues is due primarily to the allocation of S,G&A costs over a lower sales base. In absolute terms, S,G&A decreased by $715,000 in Fiscal 1997 as compared to Fiscal
1996. The decrease was primarily attributable to a reduction in fixed costs and compensation expense relating to the Company's continuing cost reduction program in both the U.S. and its foreign offices and lower selling expenses attributable to lower sales, partially offset by the reversal of accounts receivable reserves in the prior year and foreign currency exchange losses. The Company's exposure to foreign currency fluctuations, primarily in Canada and Spain, resulted in the recognition of net foreign currency exchange losses aggregating $57,000 in Fiscal 1997 as compared to net foreign currency exchange gains aggregating $508,000 in Fiscal 1996. The Company has reduced its exposure to foreign currency fluctuations by conducting its Canadian and Spanish business in U.S. dollars.

      Interest expense increased $154,000 in Fiscal 1997 as compared to Fiscal 1996. The increase was attributable to interest incurred on the Debentures issued in August 1995 partially offset by lower average borrowings at lower average interest rates on the U.S. revolving line of credit facility.

      The Company recorded restructuring and other nonrecurring charges of $2,972,000 in Fiscal 1997. The Company recognized $1,065,000 of restructuring charges relating to the closure of the Company's local Canadian office and distribution operations in favor of an independent distributor and the downsizing of the Company's U.S. operations. The charges include costs for employee severance, asset write-downs, and facility and equipment lease costs. Additionally, the Company recognized $1,907,000 of nonrecurring charges relating to the proposed but unsuccessful acquisition of International Jensen Incorporated. These costs primarily include investment banking, loan commitment, and professional fees, including litigation costs, relating to the proposed acquisition.

      As a result of the foregoing factors, the Company incurred a net loss of $23,968,000 in Fiscal 1997 as compared to a net loss of $13,389,000 in Fiscal 1996.

RESULTS OF OPERATIONS - FISCAL 1996 COMPARED WITH FISCAL 1995

      Consolidated net revenues for Fiscal 1996 decreased $409,004,000 (or 62%) as compared to Fiscal 1995. The effects of the agreements with the Supplier described above accounted for a substantial portion of the decrease in revenues, and sales to the Customer were reduced to 18% of consolidated net revenues in Fiscal 1996 as compared to 53% in Fiscal 1995. Royalty income recognized by the Company from these sales was $4,442,000 in Fiscal 1996. In addition, sales to other customers for Fiscal 1996 decreased as a result of lower unit sales of televisions and television/video cassette recorder combination units due to increased price competition in these product categories. The Company's Canadian operations reported a decline of $17.8 million in sales for Fiscal 1996 due to declines in unit volume and sales prices due to a weak Canadian retail economy and the bankruptcy of two key customers in Fiscal 1995. The Company's European sales decreased $16.7 million in Fiscal 1996 due to the Company's discontinuance and wind-down of its Spanish branch and subsequent assignment, to an independent distributor, of the rights to sell Emerson Radio brand product in Spain.

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

      S,G&A as a percentage of revenues were 8% in Fiscal 1996 as compared to 5% in Fiscal 1995. In absolute terms, S,G&A decreased by $11,550,000 in Fiscal 1996 as compared to Fiscal 1995. The decrease for Fiscal 1996 was primarily attributable to lower selling expenses due to lower revenues, a reduction in compensation and fixed overhead costs relating to the Company's downsizing program, lower provisions for accounts receivable reserves and higher professional fees incurred in Fiscal 1995 due to bankruptcy costs. The increase in S,G&A as a percentage of revenues is due primarily to the allocation of fixed S,G&A costs over a significantly lower revenue base. Additionally, the Company's exposure to foreign currency fluctuations, primarily in Canada and Spain, resulted in the recognition of net foreign currency exchange gains aggregating $508,000 in Fiscal 1996 as compared to $354,000 in Fiscal 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $16,688,000 for Fiscal 1997. Cash was generally provided by the reduction in accounts receivables and inventories partially offset by a loss from operations. The decrease in accounts receivable is due primarily to the paydown of $9.8 million by the
Company's 50% owned joint  venture  (E&H Partners).   The  decrease in
inventory is primarily due to a more  conservative purchasing  strategy
focusing  on  reducing  inventory  levels  and  associated carrying   costs,
and the closure  of  the  Company's  Canadian  distribution operations.

      Net cash utilized by investing activities was $14,623,000 for Fiscal 1997. Cash was utilized primarily for the purchase of the Company's investment in SSG as noted above.

      Net  cash  utilized  by  financing activities was $15,558,000.   Cash  was
utilized primarily to reduce the Company's borrowings under its U.S. line of credit facility through the collection of accounts receivable.

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

     The Company maintains an asset-based revolving credit facility, as amended, with the Lender. The facility provides for revolving loans and letters of credit, subject to individual maximums which, in the aggregate, cannot exceed the lesser of $30 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. All credit extended under the line is secured by the U.S. and Canadian assets of the Company except for trademarks, which are subject to a negative pledge covenant. The interest rate on these borrowings is 1.25% above the stated prime rate. At March 31, 1997, the weighted average interest rate on the outstanding borrowings was 9.5%. Based on the "Borrowing Base" amount at March 31, 1997, $1.7 million of the credit facility was not utilized. The facility is also subject to an unused line fee of 0.25% per annum. Pursuant to the terms of this credit facility, as amended, the Company is restricted from, among other things, paying cash dividends (other than on the Series A Preferred Stock), redeeming stock, and entering into certain transactions and is required to maintain certain working capital and equity levels (as defined). The Company was required to maintain a minimum adjusted net worth, as defined, of $17,000,000 and a minimum working capital of $10,000,000 at March 31, 1997. Adjusted net worth at March 31, 1997 was $18,811,000. An event of default under the credit facility may trigger a default under the Company's 8 1/2% Senior Subordinated
Convertible Debentures Due 2002.   At March 31, 1997, there  was
$5,689,000 outstanding under the revolving loan facility, and $444,000 of outstanding letters of credit issued for inventory purchases.

      The Company's Hong Kong subsidiary currently maintains various credit facilities, as amended, aggregating $28.5 million with a bank in Hong Kong consisting of the following: (i) a $3.5 million credit facility which is generally used for letters of credit for a foreign subsidiary's direct import business and affiliates' inventory purchases and (ii) a $25 million credit facility, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit with the Customer. At March 31, 1997, the Company's Hong Kong subsidiary had pledged $1 million in certificates of deposit to this bank to assure the availability of these credit facilities. At March 31, 1997, there were $4,488,000 and $6,598,000, respectively, of letters of credit outstanding under these credit facilities.

      Since the emergence of the Company from bankruptcy, management believes that it has been able to compete more effectively in the highly competitive consumer electronics and microwave oven industries in the United States by combining innovative approaches to the Company's current product line such as value-added promotions, and augmenting its product line with higher margin complimentary products. The Company also intends to engage in the marketing of distribution, sourcing and other services to third parties similar to the sales and marketing arrangements to be provided to Daewoo and the sourcing and inspection services to be provided to Cargil. In addition, the Company intends to undertake efforts to expand the international distribution of its products into areas where management believes low to moderately priced, dependable consumer electronics and microwave oven products will have a broad appeal. The Company has in the past and intends in the future to pursue such plans either on its own or by forging new relationships, including license arrangements, partnerships, joint ventures or strategic mergers and acquisitions of, or controlling interests in, companies in similar or complimentary businesses.

      The Company successfully concluded several licensing agreements for existing core business products and new products, and intends to pursue additional licensing opportunities. The Company believes that such licensing activities will have a positive impact on net operating results by generating royalty income with minimal costs, if any, and without the necessity of utilizing working capital or accepting customer returns.

      SHORT-TERM LIQUIDITY. At present, management believes that future cash flow from operations and the institutional financing noted above will be sufficient to fund all of the Company's cash requirements for the next fiscal year. However, the adequacy of future cash flow from operations are dependent upon the Company achieving its business plan. During Fiscal 1997, the Company reduced inventory levels approximately 62% and executed cost-reduction programs in both its U.S. and foreign offices. The Company intends to further reduce inventory levels and shift a higher proportion of its sales to direct import thereby reducing its inventory and its needs for working capital. In Fiscal 1997, products representing approximately 49% of net revenues were directly imported from manufacturers to the Company's customers. The Company's business plan includes an increase in this percentage to approximately 80% in Fiscal 1998. This increase in the direct import portion of sales is critical in providing sufficient working capital to meet its sales objectives. If the Company does not obtain this objective, it may not have sufficient working capital to finance its sales plan. It may be necessary for the Company to margin or sell some of the SSG Stock to adequately finance the Company's operations.

      There can be no assurance that the Company will be able to successfully achieve its business plan in a time frame or manner which will permit the Company to fund current operations and other planned expenditures at current and expected sales volumes, if at all. Additionally, the Company is currently in arrears on $469,000 of dividends on the Company's Series A Preferred Stock. The preferred stock is convertible into common stock at any time during the period beginning on March 31, 1997 and ending on March 31, 2002 and at a price per share of common stock equal to 80% of the market value of a share of common stock on the date of conversion. The preferred stock dividend rate for Fiscal 1998 is 5.6%.

      The Company's liquidity is impacted by the seasonality of its business. The Company records the majority of its annual sales in the quarters ending September 30 and December 31. This requires the Company to open significantly higher amounts of letters of credit during the quarters ending June 30 and September 30, therefore significantly increasing the Company's working capital needs during these periods. Additionally, the Company receives the largest percentage of customer returns in the quarter ending March 31. The higher level of returns during this period adversely impacts the Company's collection activity during this period, and therefore its liquidity. The Company believes that the agreements with Daewoo and Cargil, as discussed above, and the arrangements it has implemented over the past twelve months concerning returned merchandise, should favorably impact the Company's cash flow over their respective terms.

      LONG-TERM LIQUIDITY. The Company has discontinued certain lower margin lines of products and believes that this, together with the agreements covering its North American video business and the introduction of CinemaSurround(TM), can reverse the negative trends of operating losses reported in Fiscal 1997 and Fiscal 1996. Additionally, the Company believes that the SSG business offers significant growth potential. In its first full quarter under Emerson's management team, SSG reported record earnings and double digit sales growth as compared to the same period a year ago. The revolving credit facility with the Lender imposes financial covenants on the Company which could materially affect its liquidity in the future. The Company intends on renegotiating with the Lender to amend the U.S. revolving credit facility to ensure continued compliance with all covenants. Alternatively, the Company may seek replacement funding. Management believes that the execution of its business plan as well as the anticipated cash flow from operations and the financing noted above will provide sufficient liquidity to meet the Company's operating and debt service cash requirements on a long-term basis.

HONG KONG OPERATIONS

      A significant amount of the Company's activities are conducted through its Hong Kong subsidiary, and the Company's Chairman, Chief Executive Officer and President is resident in Hong Kong. Hong Kong, formerly a British administered territory, reverted to the sovereignty of The People's Republic of China on July 1, 1997. Accordingly, there is a risk that the Company's operations in Hong Kong may be interrupted or terminated. However, the Company cannot predict what impact, if any, the renewal of China's sovereignty will have on the Company, its business, or its results of operations.

INFLATION AND FOREIGN CURRENCY

      Except as disclosed above, neither inflation nor currency fluctuations had a significant effect on the Company's results of operations during Fiscal 1997, Fiscal 1996 or Fiscal 1995. The Company's exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. However, the strength of the Japanese Yen in 1995 had raised the costs of certain raw materials and subassemblies of the Company's suppliers which were passed on to the Company in the form of price increases in Fiscal 1996. The Company was not able to recover such price increases from the selling price to its customers due to increased price competition. However, the Company has been able to negotiate lower prices from various sources of supply for certain audio products, commencing in the second half of Fiscal 1996 and for certain video products commencing in Fiscal 1997.

FORWARD-LOOKING INFORMATION

      Certain statements in this annual report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report and in future filings by the Company with the Securities and Exchange Commission, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: product supply and demand; general economic and business conditions and condition of the retail consumer electronics market; price competition and competition from companies with greater resources; success of operating initiatives and new product introductions, including CinemaSurround(TM); operating costs including continuing the Company's cost reduction program and Company's return to vendor program; effects of foreign trade; effects of the reversion of Hong Kong to the sovereignty of the People's Republic of China; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; success of the Company's acquisition strategy including results of SSG's operations; changes in business strategy or development plans; success of management's strategy to finance or refinance the Company's operations; quality of management; success of licensing arrangements; availability, use and terms of capital and compliance with debt covenants; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or the failure to comply with, government regulations and other factors referenced in this annual report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.

     Not applicable.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

      The  information  required  is incorporated herein  by  reference  to  the
Company's   definitive  Proxy  Statement  for  the  1997   Annual   Meeting   of
Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

      The  information  required  is incorporated herein  by  reference  to  the
Company's   definitive  Proxy  Statement  for  the  1997   Annual   Meeting   of
Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

      The  information  required  is incorporated herein  by  reference  to  the
Company's   definitive  Proxy  Statement  for  the  1997   Annual   Meeting   of
Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The  information  required  is incorporated herein  by  reference  to  the
Company's   definitive  Proxy  Statement  for  the  1997   Annual   Meeting   of
Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedule:

Report of Independent Auditors                                         F-1
Consolidated Statements of Operations for the years ended
  March 31, 1997, 1996 and 1995                                        F-2
Consolidated Balance Sheets at March 31, 1997 and 1996                 F-3
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended March 31, 1997, 1996 and 1995                    F-4
Consolidated Statements of Cash Flows for the years ended
  March 31, 1997, 1996 and 1995                                        F-5
Notes to Consolidated Financial Statements                             F-6
Schedule VIII -- Valuation and Qualifying Accounts and Reserves        F-27

      ALL OTHER SCHEDULES ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

(b) No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended March 31, 1997.

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

(10) (i) Amendment No. 3 to Financing Agreements, dated as of August 20, 1996 (incorporated by reference to Exhibit (10) (b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

(10) (j) Amendment No. 4 to Financing Agreements, dated as of November 14, 1996 (incorporated by reference to Exhibit (10) (c) of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

(10) (k) Amendment No. 5 to Financing Agreements, dated as of February 18, 1997 (incorporated by reference to Exhibit (10) (e) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

(10) (l) Emerson Radio Corp. Stock Compensation Program (incorporated by reference to Exhibit (10) (i) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (m) Employment Agreement between Emerson and Eugene I. Davis (incorporated by reference to Exhibit 6(a)(4) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

(10) (n) Extension of Employment Agreement between Emerson and Eugene I. Davis dated April 16, 1997.*

(10) (o)  Employment   Agreement  between  Emerson  and   Geoffrey   P.   Jurick
          (incorporated by reference to Exhibit 6(a)(6) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

(10) (p) Employment Agreement between Emerson Radio (Hong Kong) Ltd. and Geoffrey P. Jurick (incorporated by reference to Exhibit 6(a)(6) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30,
          1992).

(10) (q) Employment Agreement between Emerson Radio International Ltd. (formerly Emerson Radio (B.V.I.), Ltd.) and Geoffrey P. Jurick (incorporated by reference to Exhibit 6(a)(6) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

(10) (r) Extension of Employment Agreement between Emerson and Geoffrey P. Jurick dated April 16, 1997.*

(10) (s) Lease Agreement dated as of March 26, 1993, by and between Hartz Mountain Parsippany and Emerson with respect to the premises located at Nine Entin Road, Parsippany, NJ (incorporated by reference to Exhibit (10) (ww) of Emerson's Annual Report on Form 10-K for the year ended December 31, 1992).

(10) (t) Employment Agreement, dated April 1, 1994, between Emerson and John Walker (incorporated herein by reference to Exhibit (10)(ee) of Emerson's Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (u) Amendment No. 1 to Employment Agreement between Emerson and John P. Walker dated April 16, 1997.*

(10) (v) Employment Agreement, dated January 29, 1996 between Emerson and Marino Andriani (incorporated herein by reference to Exhibit (10) (a) of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

 (10) (w) Partnership Agreement, dated April 1, 1994, between Emerson and Hopper Radio of Florida, Inc (incorporated by reference to Exhibit (10) (q) of Emerson's Annual Report on Form 10-K for the year ended March 31,
          1995).

(10) (x) Sales Agreement, dated April 1, 1994, between Emerson and E & H Partners (incorporated by reference to Exhibit (10) (r) of Emerson's Annual Report on Form 10-K for the year ended March 31, 1995).

(10) (y) Agreement, dated as of April 24, 1996 by and among Emerson and E & H Partners relating to amendments of the Partnership Agreement dated April 1, 1994 and the Sales Agreement dated April 1, 1994 and the settlement of certain outstanding litigation.

 (10) (z) License Agreement, dated February 22, 1995, between Emerson and Otake Trading Co. Ltd. and certain affiliates ("Otake") (incorporated by reference to Exhibit 6(a)(1) of Emerson's Quarterly Report on Form 10-Q for quarter ended December 31, 1994).

(10) (aa) Supply Agreement, dated February 22, 1995, between Emerson and Otake (incorporated by reference to Exhibit 6(a)(2) of Emerson's Quarterly Report on Form 10-Q for quarter ended December 31, 1994).

(10) (ab) 1994   Non-Employee  Director  Stock  Option  Plan  (incorporated   by
          reference to Exhibit (10) (y) of Emerson's Annual Report on Form 10-K for the year ended March 31, 1995).

(10) (ac) Consulting Agreement, dated as of December 8, 1995 between Emerson and First Cambridge Securities Corporation (incorporated by reference to Exhibit (10) (d) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

(10) (ad) License Agreement, dated as of August 23, 1996 between Emerson and REP Investment Limited Liability Company (incorporated by reference to Exhibit (10) (d) of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

(10) (ae) Distribution Agreement, dated as of September 11, 1996 between Emerson, Emerson Radio Canada Ltd. and AVS Technologies Inc. (incorporated by reference to Exhibit (10) (e) of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

(10) (af) Stipulation of Settlement and Order dated June 11, 1996 by and among the Official Liquidator of Fidenas International Bank Limited, Petra Stelling, Barclays Bank PLC, the Official Liquidator of Fidenas Investment Limited, Geoffrey P. Jurick, Fidenas International Limited, L.L.C., Elision International, Inc., GSE Multimedia Technologies Corporation and Emerson.

(10) (ag) Pledge Agreement dated as of February 4, 1997 by Fidenas International Limited, L.L.C. ("FIN") in favor of TM Capital Corp. (incorporated by reference to Exhibit (10) (a) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

(10) (ah) Registration Rights Agreement dated as of February 4, 1997 by and among Emerson, FIN, the Creditors, FIL and TM Capital Corp. (incorporated by reference to Exhibit (10) (b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

(10) (ai) License and Exclusive Distribution Agreement with Cargil International Corp. dated as of February 12, 1997 (incorporated by reference to Exhibit (10) (c) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

(10) (aj) Supply and Inspection Agreement with Cargil International Corp. dated as of February 12, 1996 (incorporated by reference to Exhibit (10) (d) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

(10) (ak) Agreement dated April 10, 1997 between Emerson and Daewoo Electronics Co., Ltd.*

(10) (al) Securities Purchase Agreement dated as of November 27, 1996,  by
          and   between   Sport Supply  Group,  Inc.  ("SSG")   and   Emerson
          (incorporated by reference to Exhibit (2)(a) of Emerson's Current Report on Form 8-K dated November 27, 1996).

(10) (am) Form   of   Warrant  Agreement   by  and  between  SSG   and   Emerson
          (incorporated by reference to Exhibit (4)(a) of Emerson's Current Report on Form 8-K dated November 27, 1996).

(10) (an) Form of Registration Rights Agreement by and between SSG and Emerson (incorporated by reference to Exhibit (4)(b) of Emerson's Current Report on Form 8-K dated November 27, 1996).

(10) (ao) Consent No. 1 to Financing Agreements among Emerson, certain of its subsidiaries, and Congress (incorporated by reference to Exhibit
          (10)(b)  of  Emerson's Current Report on Form 8-K dated  November  27,
          1996).

(10) (ap) License Agreement dated as of June 16, 1997 by and between World Wide One Ltd. and Emerson.*

(10) (aq) Agreement dated as of July 2, 1997 by and between Hi Quality International (U.S.A.) Inc. and Emerson.*

(11)      Computation of Primary Earnings Per Share.*

(12) Computation of Ratio of Earnings (Loss) to Combined Fixed Charges and Preferred Stock Dividends.*

(21)      Subsidiaries of the Company as of March 31, 1997.*

(27)      Financial Data Schedule for year ended March 31, 1997.*
___________________
*  Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EMERSON RADIO CORP.



                              By:    /s/ Geoffrey P. Jurick
                                     Geoffrey P. Jurick
                                     Chairman of the Board
Dated:  July 14, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Geoffrey P. Jurick      Chairman of the Board,              July 14, 1997
Geoffrey P. Jurick         Chief Executive Officer and
                           President



/s/ Eugene I. Davis        Vice Chairman and Director          July 14, 1997
Eugene I. Davis



/s/ John P. Walker         Executive Vice President,            July 14, 1997
John P. Walker             Chief Financial Officer



/s/  Robert H. Brown, Jr.  Director                             July 14, 1997
Robert H. Brown, Jr.




/s/ Peter G. Bunger        Director                             July 14, 1997
Peter G. Bunger




/s/ Jerome H. Farnum       Director                            July 14, 1997
Jerome H. Farnum



/s/ Raymond L. Steele      Director                            July 14, 1997
Raymond L. Steele


                         REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF EMERSON RADIO CORP.

We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the
Company's management.   Our  responsibility  is  to express an opinion on
these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emerson Radio Corp. and Subsidiaries at March 31, 1997 and 1996, and the consolidated results of its operations and cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        ERNST & YOUNG LLP

New York, New York
July 11, 1997

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                     YEARS ENDED MARCH 31,
                              1997           1996           1995
Net revenues                $178,708       $245,667        $654,671
Costs and expenses:
   Cost of sales             174,184        231,455         604,329
   Other operating costs
    and expenses               3,079          4,803           8,771
   Selling, general and
    administrative expenses   18,782         19,497          31,047
   Restructuring and other
    nonrecurring charges       2,972             -               -
                             199,017        255,755         644,147
Operating profit (loss)      (20,309)       (10,088)         10,524
Interest expense               3,429          3,275           2,882
Earnings (loss) before income
 taxes                       (23,738)       (13,363)          7,642
Provision for income taxes       230             26             267
Net earnings (loss)         $(23,968)      $(13,389)         $7,375

Net earnings (loss) per
 common share                 $(0.61)        $(0.35)          $0.16
Weighted average number
 of common and common
 equivalent shares
 outstanding                  40,292         40,253          46,571


The accompanying notes are an integral part of the consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                          MARCH 31,
                                                       1997       1996
                       ASSETS
Current Assets:
   Cash and cash equivalents                         $2,640      $16,133
   Accounts receivable (less allowances of
   $6,001 and $6,139, respectively)                  12,452       23,583
   Inventories                                       13,329       35,292
   Prepaid expenses and other current assets          6,497        8,434
        Total current assets                         34,918       83,442
Property and equipment, net                           2,130        3,501
Investment in unconsolidated affiliate               16,033        1,872
Other assets                                          5,687        7,761
        Total Assets                                $58,768      $96,576

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                    $5,689       $21,151
   Current maturities of long-term debt                 85           173
   Accounts payable and other current liabilities   13,053        10,391
   Accrued sales returns                             2,730         3,091
   Income taxes payable                                103           202
        Total current liabilities                   21,660        35,008

Long-term debt, less current maturities             20,856        20,886
Other non-current liabilities                          223           300

Shareholders' Equity:
   Preferred shares -- 10,000,000 shares
    authorized, 10,000 shares issued and
    outstanding                                      9,000         9,000
   Common shares -- $.01 par value,
    75,000,000 shares authorized;
    40,335,642 and 40,252,772 shares issued
    and outstanding, respectively                      403          403
   Capital in excess of par value                   109,278     108,991
   Accumulated deficit                             (102,843)    (78,175)
   Cumulative translation adjustment                    191         163
        Total shareholders' equity                   16,029      40,382
        Total Liabilities and Shareholders'
          Equity                                    $58,768     $96,576


    The accompanying notes are an integral part of the consolidated financial statements.

                             EMERSON RADIO CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (In thousands, except share data)
                            Commom Shares
                               Issued           Capital             Cumu-
                                                in                  lative
                   Pre-     Number              Excess     Accumu-  Trans-
                   ferred   of          Par     0f         lated    lation
                   Stock    Shares      Value   Par Value  Deficit  Adjustment
Balance-March 31,
  1994             $9,000   33,333,333  $333    $103,427   $(70,761)    $618
 Issuance of
  common stock in
  public offering,
  net of expenses            6,149,993    62       5,630
 Issuance of common
  stock to former
  creditors                    769,446     8          (8)
 Payment to former
  creditors                                         (922)
 Preferred stock
  dividends                                                   (700)
 Other                                              (158)               (253)
 Net earnings                                                7,375
Balance-March 31,
  1995               9,000  40,252,772   403     107,969   (64,086)      365
 Issuance of common
  stock warrants                                   1,065
 Preferred stock
  dividends                                                   (700)
 Other                                               (43)               (202)
 Net loss                                                  (13,389)
Balance-March 31,
  1996               9,000  40,252,772   403     108,991   (78,175)      163
Issuance of common
 stock warrants                                      257
Exercise of stock
 options and
 warrants                       82,870                40
Preferred stock
 dividends                                                   (700)
Other                                                (10)                 28
Net loss                                                  (23,968)
Balance-March 31,
  1997             $9,000   40,335,642   $403   $109,278 $(102,843)     $191


The accompanying notes are an integral part of the consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                             Years Ended March 31,
                                        1997        1996          1995
Cash Flows from Operating
Activities:
  Net earnings (loss)                ($23,968)    $(13,389)       $7,375
  Adjustments to reconcile net
   earnings (loss) to net
   cash provided (used) by
   operating activities:
   Depreciation and amortization        2,877        3,664         3,876
   Restructuring and other
    nonrecurring charges                2,782
   Asset valuation and loss
    reserves                            ( 752)     (14,209)       (2,268)
   Other                                1,048          298          (969)
   Changes in assets and
    liabilities:
      Accounts receivable              11,230       17,391       (14,805)
      Inventories                      20,871         (437)       11,032
      Prepaid expenses and
       other current assets             1,767        3,231        (5,598)
      Other assets                       (896)        (601)         (605)
      Accounts payable and
       other current liabilities        1,827       (9,092)      (18,633)
      Income taxes payable                (98)         (53)         (379)
Net cash provided (used) by
  operations                           16,688      (13,197)      (20,974)

Cash Flows from Investing
 Activities:
  Investment in unconsolidated
   affiliate                          (14,480)       1,840
  Additions to property and
   equipment                             (255)      (1,666)       (2,874)
  Redemption of certificates of
   deposit                                100          945         8,455
   Other                                   12         (477)          110
Net cash provided (used) by
 investing activities                 (14,623)         642         5,691

Cash Flows from Financing
 Activities:
  Net borrowings (repayments)
   under line of credit
   facility                           (15,462)        (6,145)      7,256
  Net proceeds from private
   placement of senior
   subordinated convertible
   debentures                                         19,208
  Proceeds from issuances of
   common stock                                                    5,692
  Retirement of long-term debt           (118)          (298)       (500)
  Payment to former creditors                                       (922)
  Payment of preferred stock
   dividends                             (231)          (700)       (525)
  Payment of debt costs                                 (237)
  Other                                   253           (160)       (321)
Net cash provided (used) by
 financing activities                 (15,558)        11,668      10,680
Net decrease in cash and cash
 equivalents                          (13,493)          (887)     (4,603)
Cash and cash equivalents at
 beginning of year                     16,133         17,020      21,623
Cash and cash equivalents at end
 of year                               $2,640        $16,133     $17,020


The accompanying notes are an integral part of the consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES:

(1)  BASIS OF PRESENTATION:

     The consolidated financial statements include the accounts of Emerson Radio
Corp.  and  its  majority-owned subsidiaries (the "Company").   All  significant
intercompany transactions and balances have been eliminated. A 50% ownership of a domestic joint venture and a 27% owned investment are accounted for by the equity method (see Notes D and N). Historical cost accounting was used to account for the plan of reorganization (the "Plan of Reorganization") (see Note B) since the transaction did not meet the criteria required for fresh-start reporting.

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

(7)  NET EARNINGS (LOSS) PER SHARE:

      Net loss per common share for the years ended March 31, 1997 and 1996 are based on the net loss and deduction of preferred stock dividend requirements and the weighted average number of shares of common stock outstanding during each period. This calculation does not include common stock equivalents since they are anti-dilutive.

     Net earnings per common share for the year ended March 31, 1995 is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include shares issuable upon conversion of the Company's Series A Preferred Stock, exercise of stock options and warrants, and shares issued in the year ended March 31, 1995 primarily to satisfy an anti-dilution provision. The Series A Preferred Stock was first convertible into common stock beginning after March 31, 1997, and the number of shares of common stock issuable upon conversion will be dependent on the market value of the common stock at the time of conversion
(See Note J(3)). No shares have been converted as of March 31, 1997.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock otions will be excluded.
The impact of FAS 128 on the calculation of primary earnings per share is not expected to be material.

(8)  FOREIGN CURRENCY:

      The assets and liabilities of foreign subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Related translation adjustments are reported as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations and amounted to a loss of $79,000 and gains of $475,000 and $220,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

      The Company does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations. However, the Company is reducing its foreign currency exposure by conducting its European and Canadian businesses in U.S. dollars commencing in the fiscal year ending March 31, 1997.

(9)  RECLASSIFICATION:

      Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to current periods presentation.

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

         II.  The institutional holders of the Company's senior
     notes (the "Noteholders") initially received $2,650,000 in cash and warrants to purchase 750,000 shares of common stock for a period of seven years at an exercise price of $1.00 per share, provided that the exercise price shall increase by 10% per year commencing in year four, and further received $1 million, payable $922,498 in cash from the initial public offering of common stock (see Note J(5)) and $77,502 in common stock calculated on the basis of $1.00 per share.

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


      The Company's Chairman, Chief Executive Officer and President has a controlling beneficial ownership interest in each of the three entities listed above and, therefore holds an approximate 73% interest in the Company's outstanding common stock at March 31, 1997. Included above are 847,458 shares of common stock held by FIN, as nominee, as to which FIN and the Company's CEO, Mr. Geoffrey P. Jurick, disclaim beneficial ownership. In accordance with a Stipulation of Settlement and Order (the "Settlement Agreement") dated June 11, 1996, upon the effective date of the Settlement Agreement, Elision and GSE were to transfer all of their Emerson shares to FIN, to be registered in the name of FIN. See Note L.

NOTE C -- INVENTORIES:

      Inventories are comprised primarily of finished goods. Spare parts inventories, net of reserves, aggregating $1,469,000 and $2,042,000 at March 31, 1997 and 1996, respectively, are included in "Prepaid expenses and other current assets."

NOTE D -- INVESTMENT IN UNCONSOLIDATED AFFILIATE:

      On December 10, 1996, the Company purchased from Sport Supply Group, Inc. ("SSG") 1,600,000 shares of newly issued common stock, $.01 par value per share (the "SSG Stock"), for aggregate consideration of $11.5 million, or approximately $7.19 per share. In addition, the Company purchased, for an aggregate consideration of $500,000, five-year warrants (the "SSG Warrants") to acquire an additional 1,000,000 shares of SSG Stock at an exercise price of $7.50 per share, subject to standard anti-dilution adjustments, pursuant to a Warrant Agreement. Prior to such purchase, the Company beneficially owned approximately 9.9% of the outstanding shares of SSG Stock which it had purchased for $4,228,000 in open market transactions. Based upon the purchase of the SSG Stock as set forth above, the Company owns approximately 27% of the outstanding shares of the SSG Stock. If the Company exercises all of the SSG Warrants, it will beneficially own approximately 35% of the SSG Stock. In addition, the Company has arranged for foreign trade credit financing of $2 million for the benefit of SSG to supplement SSG's existing credit facilities. In connection with such purchase, SSG appointed the Company's designees to become the majority of the members of its Board of Directors and the Company's management is directly involved in SSG's day-to-day operations. In March 1997, SSG's stockholders elected Emerson's nominees as a majority of the members of its Board of Directors.

      The investment in and results of operations of SSG are accounted for by the equity method. SSG's fiscal year end is October 31; therefore, the Company's equity in earnings (losses) of SSG will be recorded on a two-month delay basis. The Company's investment in SSG includes goodwill of $3,973,000 and is being amortized on a straight line basis over 40 years. At March 31, 1997, the aggregate market value quoted on the New York Stock Exchange of Emerson's shares of SSG Stock was approximately $13,333,000. Summarized financial information derived from SSG's financial reports to the Securities and Exchange Commission was as follows (in thousands):

                                                (Unaudited)
                                            As of January 31, 1997

Current assets                                    $39,850
Property, plant and equipment and
  other assets                                     36,748
Current liabilities                                39,011
Long-term debt                                        324


                                                  (Unaudited)
                                               For the three months
                                              ended January 31, 1997

Net sales                                           $14,580
Gross Profit                                          5,905
Loss from continuing operations                      (1,356)
Loss from discontinued operations                    (2,574)
Net loss                                             (3,930)


NOTE E -- PROPERTY AND EQUIPMENT:

     Property and equipment is comprised of the following:


                                                MARCH 31,
                                            1997        1996
                                               (In thousands)

Furniture and fixtures                    $  4,021  $  4,528
Molds and tooling                                -     1,281
Machinery and equipment                        891     1,372
Leasehold improvements                         739       742
                                             5,651     7,923
Less accumulated depreciation and
   amortization                              3,521     4,422
                                          $  2,130  $  3,501

      Depreciation and amortization of property and equipment amounted to $1,631,000, $2,800,000 and $3,267,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

NOTE F -- NOTES PAYABLE:

      Effective March 31, 1994, the Company entered into a Loan and Security Agreement, as amended, with a U.S. financial institution (the "Lender") providing for an asset-based revolving credit facility. The facility provides for revolving loans and letters of credit, subject to individual maximums and, in the  aggregate,  not to exceed the lesser of $30 million or a
"Borrowing  Base" amount  based  on  specified percentages of eligible  accounts
receivable  and inventories.   All credit extended under the line of credit is
secured by the U.S. and Canadian assets of the Company, except for trademarks which are subject to a negative pledge covenant. The interest rate on these borrowings is 1.25% above the stated prime rate. At March 31, 1997 and 1996, the interest rate on the outstanding borrowings was 9.5%. The facility is also subject to an unused line fee of 0.25% per annum. Pursuant to the Loan and Security Agreement, as amended, the Company is restricted from, among other things, paying cash dividends (other than on the Series A
Preferred Stock), redeeming stock, and entering into certain transactions and is required to maintain certain working capital and equity levels (as defined). The Company was required to maintain a minimum adjusted net worth, as defined, of $17,000,000 and a minimum working capital of $10,000,000 at March 31, 1997. Adjusted net worth at March 31, 1997 was $18,811,000. An event of default under the credit facility may trigger a default under the Company's 8 1/2% Senior Subordinated
Convertible Debentures Due 2002. At March 31, 1997, there was $5,689,000 outstanding under the revolving loan facility and approximately $444,000 of outstanding letters of credit issued for inventory purchases. The fair market value of these notes payable is estimated to approximate their carrying amount.

      Cash paid for interest was $3,436,000, $3,207,000 and $3,371,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

NOTE G -- LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                MARCH 31,
                                              1997      1996
                                              (In thousands)

8 1/2% Senior Subordinated Convertible
   Debentures Due 2002                     $20,750   $20,750
Notes payable to unsecured creditors             3        79
Equipment notes and other                      188       230
                                            20,941    21,059
Less current obligations                        85       173
                                           $20,856   $20,886


      The 8 1/2% Senior Subordinated Convertible Debentures Due 2002 (the "Debentures") were issued in August 1995. The Debentures bear interest at the rate of 8 1/2% per annum, payable quarterly on the 15th of March, June, September and December, in each year. The Debentures mature on August 15, 2002. The Debentures are convertible into shares of the Company's common stock at any time prior to redemption or maturity at an initial conversion price of $3.9875 per share, subject to adjustment under certain circumstances. The Debentures are redeemable, at the option of the Company, three years from the date of issuance, in whole or in part, at an initial redemption price of 104% of principal, decreasing by 1% per year until maturity. The Debentures are subordinated to all existing and future senior indebtedness (as defined in the indenture governing the Debentures). The Debentures restrict, among other things, the amount of senior indebtedness and other indebtedness that the Company, and, in certain instances, its subsidiaries, may incur. Each holder of Debentures has the right to cause the Company to redeem the Debentures if certain designated events (as defined) should occur. The Debentures are subject to certain restrictions on transfer, although the Company has registered the offer and sale of the Debentures and the underlying common stock.

      Pursuant to the Plan of Reorganization, the holders of allowed unsecured claims received interest bearing promissory notes equal to 18.3% of the claim amount. The notes were due in two installments: 35% of the outstanding principal was due 12 months from the date of issuance, and the remaining balance was due 18 months from the date of issuance.

NOTE H  -- INCOME TAXES:

     The income tax provision consists of the following:

                                           YEARS ENDED MARCH 31,
                                         1997     1996       1995
                                             (In thousands)
Current:
  Federal                                $  0     $ (39)     $ 40
  Foreign, state and other                230        65       227
                                         $230     $  26      $267


      The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory U.S. rate of 34% to earnings (loss) before income taxes are analyzed below:

                                       YEARS ENDED MARCH 31,
                                        1997      1996      1995
                                           (In thousands)

Statutory provision (benefit)         $(7,561)   $(4,543)   $2,598
Utilization of net operating loss
  carryforwards                          ---       ---        (632)
U.S. and foreign net operating
  losses without tax benefit            7,588      4,493     1,675
Foreign income subject to foreign
  tax, not subject to U.S. tax           ---       ---        (785)
Tax recognition of prior year book
  deductions                             ---       ---        (888)
Rate differential on foreign income
  (loss)                                  248         96    (1,959)
Nondeductible bankruptcy expenses           6         24       137
Other, net                                (51)       (44)      121
Total income tax provision              $ 230     $   26    $  267


      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," under which the liability method (rather than the deferred method) is used in accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                     MARCH 31,
                                                 1997      1996
                                                   (In thousands)

Deferred tax assets:
  Accounts receivable reserves                 $  3,372    $2,995
  Inventory reserves                              2,553     2,259
  Net operating loss carryforwards               24,978    18,250
  Other                                             227       445
  Total deferred tax assets                      31,130    23,949
  Valuation allowance for deferred
   tax assets                                   (30,921)  (23,287)
  Net deferred tax assets                           209       662
  Deferred tax liabilities                          209      (662)
Net deferred taxes                             $     --    $   --


      Total deferred tax assets of the Company at March 31, 1997 and 1996 represent the tax-effected net operating loss carryforwards subject to annual limitations (as discussed below), and tax-effected deductible temporary differences. The Company has established a valuation reserve against any expected future benefits.

      Cash paid for income taxes was $125,000, $151,000 and $725,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

      Losses before taxes of foreign subsidiaries was $2,512,000 and $6,233,000 for the years ended March 31, 1997 and 1996, respectively. Income before taxes of foreign subsidiaries was $3,786,000 for the year ended March 31, 1995. Provision is made for federal income taxes which may be payable on earnings of foreign subsidiaries to the extent that the Company anticipates they will be remitted. Unremitted earnings of foreign subsidiaries which have been, or are intended to be permanently reinvested (and for which no federal income tax has been provided) aggregated $338,000, $1,034,000 and $3,396,000 at March 31, 1997,
1996 and 1995, respectively.

      As of March 31, 1996, the Company has a net operating loss carryforward of approximately $137,600,000, of which $33,074,000, $13,385,000, $50,193,000,
$21,159,000  and $19,789,000 will expire in 2006,  2007, 2009,  2011  and  2012, respectively. The utilization of these net operating losses will be limited based on the effects of the Plan of Reorganization consummated on March 31,
1994. Pursuant to the Plan of Reorganization, the Bank Lenders, the Noteholders, FIN, Elision and GSE initially received 100% of the common stock. As a result, an ownership change occurred with respect to the Company, and subjected the Company's net operating losses and foreign tax
credit   carryforwards  to  the  limitation  provided for  in Sections 382  and
383, respectively, of the Internal Revenue Code. Subject to special rules regarding increases in the annual limitation for the recognition of net unrealized built-in gains, the Company's annual limitation will be approximately $2.2 million.

NOTE I -- COMMITMENTS AND CONTINGENCIES:

(1) LEASES:

   The Company leases warehouse and office space at minimum aggregate rentals net of sublease income as follows:


            Fiscal
         Year Ending
          March 31,                       Amount
                                      (In thousands)

         1998                             $1,231
         1999                                328
                                          $1,559


      Rent expense, net of rental income, aggregated $1,790,000, $1,705,000 and $2,731,000 for the years ended March 31, 1997, 1996 and 1995, respectively. Rental income from the sublease of warehouse and office space aggregated $256,000, $278,000 and $273,000 in the years ended March 31, 1997, 1996 and
1995, respectively.

 (2)  LETTERS OF CREDIT:

      Outstanding letters of credit for the purchase of inventory aggregated $4,932,000 (including $444,000 issued under the Loan and Security Agreement -- see Note F) at March 31, 1997. $1,995,000 of such outstanding letters of credit are not reflected in the accompanying financial statements.

      The Company's Hong Kong subsidiary also currently maintains various credit facilities aggregating $28.5 million with a bank in Hong Kong consisting of the following: (i) a $3.5 million credit facility which is generally used for letters of credit for a foreign subsidiary's direct import business and affiliates' inventory purchases, and (ii) a $25 million credit facility, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit with the Company's largest customer. At March 31, 1997, the Company's Hong Kong subsidiary had pledged $1 million in certificates of deposit to this bank to assure the availability of these credit facilities. At March 31, 1997, there were $4,488,000 and $6,598,000 of letters of credit outstanding under these credit facilities.

NOTE J-- SHAREHOLDERS' EQUITY:

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

                               NUMBER OF        PRICE          AGGREGATE
                                SHARES        PER SHARE         PRICE

Granted                        1,860,000     $1.00 - $1.10     $1,920,000
Cancelled                        (30,000)        $1.00            (30,000)
Outstanding--March 31, 1995    1,830,000     $1.10 - $1.10      1,890,000
Granted                          125,000     $2.63 - $2.88        341,000
Cancelled                       (287,000)        $1.00           (287,000)
Outstanding--March 31, 1996    1,668,000     $1.00 - $2.88      1,944,000
Granted                           50,000     $2.25 - $2.56        119,000
Exercised                        (69,000)        $1.00            (69,000)
Cancelled                        (59,000)    $1.00 - $2.56        (67,000)
Outstanding--March 31, 1997    1,590,000     $1.00 - $2.56     $1,927,000


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

     The Company has elected to follow APB25 and related interpretations for stock-based compensation and accordingly has recognized no compensation expense. Had compensation cost been determined based upon the fair value at grant date for awards consistent with the methodology prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company's net loss would have increased approximately $45,000 and $81,000 for the years ended March 31, 1997 and 1996, respectively, and the Company's net income would have decreased by $1,342,000 or $0.03 per share for the year ended March 31, 1995.

     The fair value of these options, and all other options and warrants of the Company, was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended March 31, 1997, 1996 and 1995; risk-free interest rate of 5%, an expected life of 10 years and a dividend yield of zero. For the years ended March 31, 1997, 1996 and 1995, volatility was 73%, 85% and 60%, respectively. The effects of applying FAS 123 and the results obtained are not likely to be representative of the effects on future pro-forma income.

      (2) In October 1994, the Company's Board of Directors adopted, and the stockholders subsequently approved, the 1994 Non-Employee Director Stock Option Plan. The maximum number of shares of common stock available under such plan is 300,000 shares. A summary of transactions since inception of the plan is as follows:

                              NUMBER OF     PRICE       AGGREGATE
                                SHARES     PER SHARE      PRICE

Granted                        175,000       $1.00      $175,000
Outstanding--March 31, 1995    175,000       $1.00       175,000
Cancelled                      (25,000)      $1.00       (25,000)
Outstanding--March 31, 1996,
 March 31, 1997                150,000       $1.00      $150,000



      The provisions for exercise price, term and vesting schedule are the same as noted above for the Stock Compensation Program. Had compensation cost been determined based upon the fair value at grant date for awards consistent with the methodology prescribed by FAS 123, the Company's net income would have decreased approximately $130,000 for the year ended March 31, 1995.

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
       Thereafter            None


      The preferred stock is non-voting. However, the terms of the preferred stock provide that holders shall have the right to appoint two directors to the Company's Board of Directors if the preferred stock dividends are in default for six consecutive quarters. At March 31, 1997, the Company was in arrears on $469,000 of dividends.

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

     (6) In connection with the Debentures offering in August 1995, the Company issued to the placement agent and its authorized dealers warrants for the purchase of 500,000 shares of common stock. The warrants are exercisable for a period of four years from August 24, 1996 and provide for an exercise price of $3.9875 per share, subject to adjustment under certain circumstances. Had compensation cost been determined based upon the fair value at grant date for awards consistent with the methodology prescribed by FAS 123, the Company's net loss would have increased approximately $1,140,000 or $0.03 per share for the year ended March 31, 1996.

      (7) In connection with a consulting agreement in December 1995, the Company issued warrants for the purchase of 250,000 shares of common stock at an exercise price of $4.00 per share. The warrants vest and may be exercised by the holder (i) 50% at any time after six months from the date of issuance, and (ii) the balance at any time after one year from the date of issuance, in either event until December 8, 2000, when such warrants shall expire. Had compensation cost been determined based upon the fair value of grant date for awards consistent with the methodology prescribed by FAS 123, the Company's net loss would have increased approximately $145,000 for the year ended March 31, 1996.

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

      (10) In November 1995, the Company's Board of Directors approved a plan to repurchase up to two million of its common shares, or about 20% of the Company's current float of approximately eleven million shares, from time to time in the open market. Although there are 40,335,642 shares outstanding, approximately
29.2 million shares are held directly or indirectly by affiliated entities of Geoffrey Jurick, Chairman, Chief Executive Officer and President of the Company. The Company has agreed with Mr. Jurick that such shares will not be subject to repurchase. The stock repurchase program is subject to consent of certain of the Company's lenders, certain court imposed restrictions, price and availability of shares, compliance with securities laws and alternative capital spending programs, including new acquisitions. The repurchase of common shares is intended to be funded by working capital, if and when available. It is uncertain at this time when the Company might be able to so repurchase any of its shares of Common Stock.

     (11) In connection with a consulting agreement in August 1996, the Company issued warrants for the purchase of 250,000 shares of common stock at an exercise price of $4.00 per share. The warrants vest and may be exercised by the holder (i) 50% at any time after six months from the date of issuance, and (ii) the balance at any time after one year from the date of issuance, in either event until August 1, 2001, when such warrants shall expire. The fair value of these warrants at the date of grant was estimated to be approximately $225,000. These warrants are being amortized over the vesting period and accordingly, consulting expense related to the warrants amounted to approximately $182,000 for the year ended March 31, 1997.

NOTE K -- LICENSE AGREEMENTS:

      (1) In February 1997, the Company executed five-year license/supply agreements, subject to renewals, with Cargil International Corp. ("Cargil"), covering the Caribbean and Central and South American markets. The agreements provide for the license of the Emerson and G-Clef trademark for certain consumer electronics and other products and the provision of sourcing and inspection services. Under the terms of the agreements, the Company will receive minimum annual royalties through the life of the agreements and will receive a separate fee for sourcing and inspection services. Cargil assumes all costs and expenses associated with the purchasing, marketing and after sales support of such products. The Company believes that this transaction will have a positive impact on operating results by generating royalty and servicing revenues with minimal costs while limiting its working capital risks.

      (2)  In February 1995, the Company and a large supplier and certain of its affiliates (collectively, the "Supplier") entered into two mutually contingent agreements (the "Agreements"). Effective March 31, 1995, the Company granted a license of certain trademarks to the Supplier for a three-year term. The license permited the Supplier to manufacture and sell certain video products under the Emerson and G-Clef trademark to one of the Company's significant customers (the "Customer") in the U.S. and Canada, and precluded the Supplier from supplying product to the Customer other than under the Emerson and G-Clef or the Supplier trademarks. The Company continues to supply other products to the Customer directly.
Further, the Agreements provided that the Supplier would supply  the
Company with certain video products for sale to other customers   at
preferred prices for a three-year term. Under the terms of the Agreements, the Company receives non-refundable minimum annual royalties from the Supplier to be credited against royalties earned from sales of video cassette recorders and players, television/video cassette recorder and player combinations, and color televisions to the Customer. In addition, effective August 1, 1995, the Supplier assumed responsibility for returns and after-sale and warranty services on all video products manufactured by the Supplier and sold to the Customer, including video products sold by the Company prior to April 1, 1995. Royalty income recognized by the Company pursuant to the Agreements was $4,000,000 and $4,442,000 in Fiscal 1997 and 1996, respectively.

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

      (3) In October 1994, the Company entered into a license agreement with Jasco Products Co., Inc., ("Jasco"), as amended, whereby the Company granted a license of certain trademarks to Jasco for use on non-competing consumer electronics accessories. Under the terms of the agreement, the Company will receive minimum annual royalties through the life of the agreement, which expires on December 31, 1998, and the agreement is automatically renewable for three successive three-year periods based upon Jasco's compliance with the agreement. The minimum royalty was not exceeded in the first, second or third contract years ended December 31, 1996. The Company recognized license fee income of approximately $1,125,000 in the year ended March 31, 1995. In April 1997, the agreement was amended to extend the initial three-year period for one additional year.

      (4) Subsequent to the end of Fiscal 1997, Emerson executed a four-year agreement with Daewoo Electronics Co. Ltd. and its U.S. affiliate (collectively "Daewoo"). This agreement provides that, subject to existing agreements relating to sales to the Customer, Daewoo will manufacture and sell television products bearing the Emerson and G-Clef trademark to all customers in the U.S. market. Daewoo will also be responsible for, and assume all risks associated with, order processing, shipping, credit and collections, inventory, returns and after sale services. The Company will arrange sales and provide marketing services and receive a commission for such services. Sales to the Customer are currently subject to a license/supply agreement with the Supplier, as more fully described in Note K.

NOTE L --LEGAL PROCEEDINGS:

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

LITIGATION REGARDING CERTAIN OUTSTANDING COMMON STOCK:

      The 30 million shares of Common Stock issued to GSE, FIN and Elision on March 31, 1994, pursuant to the Plan of Reorganization, were the subject of certain legal proceedings. On June 11, 1996, the Settlement Agreement was executed, which settles various legal proceedings in Switzerland, the Bahamas and the United States. The Settlement Agreement provides for, among other things, the payment by Mr. Jurick and his affiliated entities of $49.5 million to various claimants of Mr. Jurick and affiliated entities (the "Creditors"), to be paid from the proceeds of the sale of the 29,152,542 shares of Emerson common stock (the "Settlement Shares") owned by affiliated entities of Mr. Jurick. In addition, Mr. Jurick will be paid the sum of $3.5 million from the sale of such stock. The Settlement Shares will be sold over an extended, but indeterminate, period of time by a financial advisor, initially TM Capital (the "Advisor"). The Advisor will formulate a marketing plan taking into consideration (i) the interests of Emerson's minority stockholders, and (ii) the goal of generating sufficient proceeds to pay the Creditors and Mr. Jurick as quickly as possible. The Settlement Shares will be divided into two pools. The Pool A Shares will initially consist of 15,286,172 Emerson shares. The Pool B Shares consist of the number of Emerson shares with respect to which Mr. Jurick must retain beneficial ownership of voting power to avoid an event of default arising out of a change of control pursuant to the terms of the Company's Loan and Security Agreement with the Lender and/or the indenture governing the Debentures. Sales may be made of the Settlement Shares pursuant to a registered offering if the sales price in not less than 90% of the average of the three most recent closing prices (the "Average Closing Price"), or, other than in a registered offering, of up to 1% of the Emerson common stock outstanding per quarter, if the sales price is not less than 90% of the Average Closing Price. Any other attempted sales are subject to the consent of Mr. Jurick, the Creditors and if necessary, the United States District Court in Newark, New Jersey.

BANKRUPTCY CLAIMS:

     The Company is presently engaged in litigation regarding several bankruptcy claims which have not been resolved since the restructuring of the Company's debt. The largest claim was filed on or about July 25, 1994 in connection with the rejection of certain executory contracts with two Brazilian entities, Cineral Electronica de Amazonia Ltda. and Cineral Magazine Ltda. (collectively, "Cineral"). The amount currently claimed is for approximately $93,563,457, of which $86,785,000 represents a claim for loss of profits. The claim will be satisfied, to the extent the claim is allowed by the Bankruptcy Court, in the manner other allowed unsecured claims were satisfied. The Company has objected to the claim and intends to vigorously contest such claim and believes it has meritorious defenses to the highly speculative portion of the claim for lost profits and the portion of the claim for actual damages for expenses incurred prior to the execution of the contracts. Additionally, on or about September 30, 1994, the Company instituted an adversary proceeding in the Bankruptcy Court asserting damages caused by Cineral and seeking declaratory relief and replevin. An adverse final ruling on the Cineral claim could have a material adverse effect on the Company, even though it would be limited to 18.3% of the final claim determined by a court of competent jurisdiction; however, with respect to the claim for lost profits, in light of the foregoing, the Company believes the chances for recovery for lost profits are remote.

INTERNATIONAL JENSEN INCORPORATED ("JENSEN") LITIGATION

     On May 10, 1996, Jensen filed an action in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company and Eugene I. Davis, an officer of the Company for violations of proxy solicitation rules and for breach of a confidentiality agreement with Jensen. On May 20,
1996, the Company filed a counterclaim in this action alleging that Jensen and its Chairman, Chief Executive Officer and President, Robert G. Shaw, fraudulently induced the Company to enter into a confidentiality agreement and failed to negotiate with the Company in good faith. In its counterclaim, the Company requests such other equitable or other relief as the Court finds proper and an award of attorneys' fees and expenses. Subsequently, Recoton Corporation ("Recoton"), the successful bidder in acquiring Jensen, filed an action in the same court against Emerson. In June 1997, Emerson, Mr. Davis, Jensen, Recoton and certain other related parties entered into a settlement agreement settling all disputes among them and releasing each other from all liability in connection with the subject matter of these actions on terms Emerson believes to be beneficial to it.

OTHER LITIGATION:

      The Company is involved in other legal proceedings and claims of various types in the ordinary course of business. While any such litigation contains an element of uncertainty, management presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company's consolidated financial position.

NOTE M -- BUSINESS SEGMENT INFORMATION AND MAJOR CUSTOMERS:

      The consumer electronics business is the Company's only business segment. Operations in this business segment are summarized below by geographic area:


YEAR ENDED MARCH 31, 1997      U.S.    FOREIGN    ELIMINATIONS  CONSOLIDATED
   (In thousands)
Sales to unaffiliated
 customers                 $ 172,417    $ 6,291     $   --        $178,708
Transfers between
 geographic areas              2,592        581       (3,173)         --
Total net revenues         $ 175,009    $ 6,872     $ (3,173)     $178,708
Earnings (loss) before
 income taxes              $ (20,677)   $(1,791)    $   --        $(22,468)
Identifiable assets        $  58,513    $ 1,520     $   --        $ 60,033

YEAR ENDED MARCH 31, 1996
Sales to unaffiliated
 customers                 $ 234,369    $11,298     $   --        $245,667
Transfers between
 geographic areas              2,884        876       (3,760)         --
Total net revenues        $  237,253    $12,174     $ (3,760)     $245,667
Earnings (loss) before
 income taxes             $  (11,324)   $(2,039)    $   --        $(13,363)
Identifiable assets       $   90,350    $ 6,226     $   --        $ 96,576

YEAR ENDED MARCH 31, 1995
Sales to unaffiliated
 customers                $  608,717    $45,954     $   --        $654,671
Transfers between
 geographic areas              5,954        184       (6,138)         --
Total net revenues        $  614,671    $46,138     $ (6,138)     $654,671
Earnings (loss) before
 income taxes             $   12,238    $(4,596)    $   --        $  7,642
Identifiable assets       $   98,604    $15,470     $   (105)     $113,969


      Transfers between geographic areas are accounted for on a cost basis. Identifiable assets are those assets used in operations in each geographic area.

      At March 31, 1997 and 1996, total assets include $10,657,000 and $27,779,000, respectively, of assets located in foreign countries.

      The Company's net sales to one customer aggregated approximately 36%, 18% and 53% of consolidated net revenues for the years ended March 31, 1997, 1996 and 1995, respectively. Trade receivables from this customer approximated 11% of accounts receivable at March 31, 1997, and has not been collateralized. At March 31, 1997, the Company had a liability balance to this customer for product returns. The Company's net sales to another customer aggregated 13%, 16%, and 10% for the years ended March 31, 1997, 1996 and 1995, respectively.

NOTE N -- INVESTMENT IN JOINT VENTURE

      The  Company has a 50% investment in E & H Partners, a joint venture  that
refurbishes and sells certain of the Company's product returns.   The
results of this joint venture are accounted for by the equity method. The Company's equity in the earnings (loss) of the joint venture is reflected as an increase or reduction of cost of sales in the Company's Consolidated Statements of Operations. Summarized financial information relating to the joint venture is as follows:

                                                MARCH 31,
                                       1997        1996        1995
                                           (In thousands)
ACTIVITY BETWEEN COMPANY AND
  E & H PARTNERS
Accounts receivable from joint
 venture (a)                          $3,522      $13,270     $15,283
Investment in joint venture              440        1,265       1,565
Sales to joint venture                 5,792       17,629      32,500

E & H PARTNERS SUMMARIZED
  FINANCIAL INFORMATION
Condensed balance sheet:
 Current assets                     $  7,947      $19,326     $26,749
 Noncurrent assets                         -          162         161
             Total                  $  7,947      $19,488     $26,910
 Current liabilities                $  7,476      $16,958     $23,780
 Partnership equity                      471        2,530       3,130
             Total                    $7,947      $19,488     $26,910

Condensed income statement:
 Net sales (b)                       $31,564      $27,712     $24,760
 Net earnings (loss)                  (2,058)        (600)      2,130

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

(b)   Includes  sales to the Company of $7,058,000, $5,964,000  and  $3,796,000,
respectively.

      Effective January 1, 1997, the partners to the E&H Partnership mutually agreed to dissolve the joint venture and wind down its operations The partners may have elected to extend such wind down in order to facilitate a more orderly liquidation of the joint venture.


                       EMERSON RADIO CORP. AND SUBSIDIARIES
                                  SCHEDULE VIII
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)

            Column A        Column B      Column C   Column D      Column E
                            Balance       Charged                  Balance
                            at            to costs                 at end
                            beginning     and                      of year
           Decription       of year       expenses   Deductions    (C)

Allowance for doubtful
accounts/chargebacks:
Year ended:
  March 31, 1997            $ 2,831       $ 2,558    $2,703(A)     $ 2,686
  March 31, 1996              4,150         1,111     2,430          2,831
  March 31, 1995              3,349         1,306       505          4,150

Inventory reserves:
Year ended:
  March 31, 1997             $1,222        $5,081    $4,142(B)      $2,161
  March 31, 1996                470         1,087       335          1,222
  March 31, 1995                644           251       425            470


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

(10) (i)  Amendment No. 3 to Financing Agreements, dated as  of
          August 20, 1996 (incorporated by reference to Exhibit
          (10) (b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

(10) (j)  Amendment No. 4 to Financing Agreements, dated  as  of
          November  14,  1996  (incorporated  by  reference   to
          Exhibit (10) (c) of Emerson's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1996).

(10) (k)  Amendment  No. 5 to Financing Agreements, dated  as  of
          February 18, 1997 (incorporated by reference to Exhibit
          (10) (e) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

(10) (l)  Emerson   Radio   Corp.   Stock  Compensation   Program
          (incorporated by reference to Exhibit (10) (i) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (m)  Employment  Agreement  between Emerson  and  Eugene  I.
          Davis (incorporated by reference to Exhibit 6(a)(4) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

(10) (n)  Extension  of Employment Agreement between Emerson  and
          Eugene I. Davis dated April 16, 1997.*

(10) (o)  Employment  Agreement between Emerson and  Geoffrey  P.
          Jurick (incorporated by reference to Exhibit 6(a)(6) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

(10) (p)  Employment Agreement between Emerson Radio (Hong  Kong)
          Ltd. and Geoffrey P. Jurick (incorporated by reference to Exhibit 6(a)(6) of Emerson's Quarterly Report on
          Form 10-Q for quarter ended June 30, 1992).

(10) (q) Employment Agreement between Emerson Radio International Ltd. (formerly Emerson Radio (B.V.I.), Ltd.) and Geoffrey P. Jurick (incorporated by reference to Exhibit 6(a)(6) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

(10) (r)  Extension  of Employment Agreement between Emerson  and
          Geoffrey P. Jurick dated April 16, 1997.*

(10) (s) Lease Agreement dated as of March 26, 1993, by and between Hartz Mountain Parsippany and Emerson with respect to the premises located at Nine Entin Road, Parsippany, NJ (incorporated by reference to Exhibit
          (10) (ww) of Emerson's Annual Report on Form 10-K for the year ended December 31, 1992).

(10) (t) Employment Agreement, dated April 1, 1994, between Emerson and John Walker (incorporated herein by reference to Exhibit (10)(ee) of Emerson's Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (u) Amendment No. 1 to Employment Agreement between Emerson and John P. Walker dated April 16, 1997.*

(10) (v) Employment Agreement, dated January 29, 1996 between Emerson and Marino Andriani (incorporated herein by reference to Exhibit (10) (a) of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30,
          1996).

 (10) (w) Partnership Agreement, dated April 1, 1994, between Emerson and Hopper Radio of Florida, Inc (incorporated by reference to Exhibit (10) (q) of Emerson's Annual Report on Form 10-K for the year ended March 31, 1995).

(10) (x) Sales Agreement, dated April 1, 1994, between Emerson and E & H Partners (incorporated by reference to
          Exhibit (10) (r) of Emerson's Annual Report on Form 10-
          K for the year ended March 31, 1995).

(10) (y) Agreement, dated as of April 24, 1996 by and among Emerson and E & H Partners relating to amendments of the Partnership Agreement dated April 1, 1994 and the Sales Agreement dated April 1, 1994 and the settlement of certain outstanding litigation.

(10) (z)  License  Agreement, dated February  22,  1995,  between
          Emerson and Otake Trading Co. Ltd. and certain affiliates ("Otake") (incorporated by reference to Exhibit 6(a)(1) of Emerson's Quarterly Report on Form 10-Q for quarter ended December 31, 1994).

(10) (aa) Supply  Agreement,  dated February  22,  1995,  between
          Emerson and Otake (incorporated by reference to Exhibit
          6(a)(2) of Emerson's Quarterly Report on Form 10-Q for quarter ended December 31, 1994).

(10) (ab) 1994    Non-Employee   Director   Stock   Option   Plan
          (incorporated by reference to Exhibit (10) (y) of Emerson's Annual Report on Form 10-K for the year ended
          March 31, 1995).

(10) (ac) Consulting Agreement, dated as of December 8, 1995 between Emerson and First Cambridge Securities Corporation (incorporated by reference to Exhibit (10)
          (d) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

(10) (ad) License Agreement, dated as of August 23, 1996 between Emerson and REP Investment Limited Liability Company (incorporated by reference to Exhibit (10) (d) of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

(10) (ae) Distribution Agreement, dated as of September 11, 1996 between Emerson, Emerson Radio Canada Ltd. and AVS Technologies Inc. (incorporated by reference to Exhibit
          (10) (e) of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

(10) (af) Stipulation of Settlement and Order dated June 11, 1996 by and among the Official Liquidator of Fidenas International Bank Limited, Petra Stelling, Barclays Bank PLC, the Official Liquidator of Fidenas Investment Limited, Geoffrey P. Jurick, Fidenas International Limited, L.L.C., Elision International, Inc., GSE Multimedia Technologies Corporation and Emerson.

10) (ag) Pledge Agreement dated as of February 4, 1997 by Fidenas International Limited, L.L.C. ("FIN") in favor of TM Capital Corp. (incorporated by reference to Exhibit (10) (a) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

(10) (ah) Registration Rights Agreement dated as of February 4, 1997 by and among Emerson, FIN, the Creditors, FIL and TM Capital Corp. (incorporated by reference to Exhibit
          (10) (b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

(10) (ai) License and Exclusive Distribution Agreement with Cargil International Corp. dated as of February 12, 1997
          ( incorporated by reference to Exhibit (10) (c) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

(10) (aj) Supply and Inspection Agreement with Cargil International Corp. dated as of February 12, 1996 (incorporated by reference to Exhibit (10) (d) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

(10) (ak) Agreement  dated  April 10, 1997  between  Emerson  and
          Daewoo Electronics Co., Ltd.*

10) (al)  Securities Purchase Agreement dated as of November
          27, 1996, by and between Sports Supply Group, Inc. ("SSG") and Emerson (incorporated by reference to Exhibit (2)(a) of Emerson's Current Report on Form 8-K dated November 27, 1996).

(10) (am) Form  of  Warrant  Agreement  by and  between  SSG  and
          Emerson (incorporated by reference to Exhibit (4)(a) of Emerson's Current Report on Form 8-K dated November 27,
          1996).

(10) (an) Form  of  Registration Rights Agreement by and  between
          SSG  and  Emerson (incorporated by reference to Exhibit
          (4)(b)  of  Emerson's Current Report on Form 8-K  dated
          November 27, 1996).

(10) (ao) Consent No. 1 to Financing Agreements among Emerson, certain of its subsidiaries, and Congress (incorporated by reference to Exhibit (10)(b) of Emerson's Current Report on Form 8-K dated November 27,
          1996).

(10) (ap) License Agreement dated as of June 16, 1997 by and between World Wide One Ltd. and Emerson.*

(10) (aq) Agreement dated as of July 2, 1997 by and between Hi Quality International (U.S.A.) Inc. and Emerson.*

(11)      Computation of Primary Earnings Per Share.*

(12)      Computation  of  Ratio of Earnings (Loss)  to  Combined
          Fixed Charges and Preferred Stock Dividends.*

(21)      Subsidiaries of the Registrant as of March 31, 1997.*

(27)      Financial Data Schedule for year ended March 31, 1997.*

___________________
*  Filed herewith.

                                   EXHIBIT 11

                      Emerson Radio Corp. and Subsidiaries
                              Exhibit to Form 10-K
                    Computation of Primary Earnings Per Share
                      (in thousands, except per share data)

                                       Years Ended March 31,
                                   1997         1996         1995

Net earnings (loss)              $(23,968)    $(13,389)     $ 7,375

Preferred stock dividends            (700)        (700)         N/A

Net earnings (loss)
 attributable to
 common stockholders             $(24,668)    $(14,089)      $7,375

Weighted average number of
 actual shares outstanding         40,292       40,253       36,530

Additional shares assuming
 conversion or exercise of:
 Preferred stock (a)                                          9,081
 Stock options and warrants                                     960

Weighted average number of
 common and common equivalent
 shares outstanding                40,292       40,253       46,571

Primary earnings (loss) per
 share                             $(0.61)      $(0.35)       $0.16

___________________________
(a)  Based on the assumed conversion of $10 million of Series A Preferred  Stock into  Common  Stock  at a price per share equal to 80% of the  weighted  average market value of a share of Common Stock, determined on a quarterly basis.  Since the  Series A Preferred Stock was not convertible into Common Stock until  March
31,  1997,  the  number  of  shares  issuable  upon  conversion  may  have  been significantly different than noted above.



                                   EXHIBIT 12

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                              EXHIBIT TO FORM 10-K
            COMPUTATION OF RATIO OF EARNINGS (LOSS) TO COMBINED FIXED
                      CHARGES AND PREFERRED STOCK DIVIDENDS
                        (In thousands, except ratio data)

                                    Historical
                     Year       Year       Year     Year        Year
                     Ended      Ended      Ended     Ended      Ended
                     Mar.       Mar.       Mar.      Mar.       Mar.
                     31,        31,        31,       31,        31,
                     1993       1994       1995      1996       1997
Pretax earnings
 (loss)            $(55,291)   $(73,327)   $7,642    $(13,363)  $(23,968)

Fixed charges:
   Interest          18,257      10,243     2,582       2,788      2,789
   Amortization of
    debt expenses        --          --       300         487        640
                     18,257      10,243     2,882       3,275      3,429
Pretax earnings
 (loss) before
 fixed charges     $(37,034)   $(63,084)  $10,524    $(10,088)  $(20,539)

Fixed charges:
   Interest        $ 18,257    $ 10,243   $ 2,582    $  2,788   $  2,789
   Amortization of
    debt expenses        --          --       300         487        640
   Preferred stock
    dividend
    requirements                              725(a)      700        700
                    $18,257    $ 10,243   $ 3,607    $  3,975   $  4,129

Ratio of earnings
 (loss) to combined
 fixed charges and
 preferred stock
 dividends            (2.03)      (6.16)      2.92      (2.54)     (4.97)

Coverage
 deficiency         $18,257    $ 10,243    $     -    $ 3,975   $  4,129

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



                                   EXHIBIT 21

                      Emerson Radio Corp. and Subsidiaries
                              Exhibit to Form 10-K
                         Subsidiaries of the Registrant

                           Jurisdiction of               Percentage
Name of Subsidiary         Incorporation                 of Ownership

Emerson Radio (Hong Kong)
 Limited.                     Hong Kong                  100%*
Emerson Radio
 International Ltd.           British Virgin Islands     100%
Sport Supply Group, Inc.      Delaware                    27%


*  One share is owned by a resident director pursuant to local law.
