Form 10-K/A
period 1997-03-31
EMERSON RADIO CORP
filed 1997-07-29
CIK 32621

____________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                            _______________________
                                  FORM 10-K/A-1
(Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED,
               EFFECTIVE OCTOBER 7, 1996]

                    For the fiscal year ended March 31, 1997

                                       OR

     [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     For the transition period from          to

                         Commission file number 0-25226

                               EMERSON RADIO CORP.
             (Exact name of registrant as specified in its charter)

                Delaware                                   22-3285224
(State or other jurisdiction of incorporation      (I.R.S. Employer Identifi-
    or organization)                                   cation Number)

    Nine Entin Road, Parsippany, NJ                     07054
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:    (973) 884-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                               Name of each exchange on
                                                       which registered

Common Stock, par value $.01 per share            American Stock Exchange

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at July 28, 1997 (computed by reference to the last reported sale price of the Common Stock on the American Stock Exchange on such date):  $7,838,191.

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.   [X]  YES   [   ]  NO.

Number of Common Shares outstanding at July 28, 1997:  41,743,747

     DOCUMENTS INCORPORATED BY REFERENCE: None

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K pursuant to the Securities Exchange Act of 1934, as amended, as set forth in the pages attached hereto:

     PART III, Items 10 - 13 are amended by the inclusion of such items herein.
     PART IV, Item 14(c) is amended by the inclusion of an additional exhibit.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

                                   MANAGEMENT

OFFICERS AND DIRECTORS

      The following table sets forth certain information regarding the officers and directors of Emerson Radio Corp. (the "Company") as of the date hereof:

Name                 Age    Position

Geoffrey P. Jurick      56    Chairman  of the Board, Chief Executive
                                Officer, President and Director
Eugene I. Davis         42    Vice Chairman, Director
John P. Walker          34    Executive Vice President, Chief
                                Financial Officer
Marino Andriani         49    President, Emerson Radio Consumer
                                Products Corporation
John J. Raab            61    Senior Vice President - Operations
Elizabeth J. Calianese  39    Vice President-Human Resources,
                                Secretary
Robert H. Brown, Jr.    43    Director
  (1)(2)
Peter G. Bunger (2)     56    Director
Jerome H. Farnum (1)    61    Director
Raymond L. Steele       62    Director
(1)(2)

___________________________________
(1) Member of Audit Committee
(2) Member of Compensation and Personnel Committee

GEOFFREY P. JURICK has served as Director since September 1990, Chief Executive Officer since July 1992, Chairman since December 1993 and President since April 1997. Mr. Jurick also previously served as President from July 1993 to October 1994. From March 1990 until approximately 1994 he was President and Director of Fidenas Investment Limited. Since December 1993, Mr. Jurick has served as a Director of Fidenas International Limited, L.L.C. and its predecessor ("FIN") and, since May 1994, as an officer and general manager of Fidenas International. See "Legal Proceedings." Mr. Jurick has served as a Director, Chairman and Chief Executive Officer of GSE Multimedia Technologies Corporation ("GSE"), which is traded in the over-the-counter market, since May 1994. Since March 1996, Mr.
Jurick has served as Chairman of Elision International Ltd. ("Elision"). For more than the past five years, Mr. Jurick has held a variety of senior executive positions with several of the entities comprising the Fidenas group of companies ("Fidenas Group"), whose activities encompass merchant banking, investment banking, investment management, and corporate development. Since December 1996, Mr. Jurick has served as a Director, Chairman of the Board and Chief Executive Officer of Sport Supply Group, Inc. ("SSG"), a company which is an affiliate of the Company and whose securities are traded on the New York Stock Exchange.

EUGENE I. DAVIS has served as Vice Chairman since April 1997 and as a Director since September 1990. Mr. Davis served as President from October 1994 until April 1997, Interim Chief Financial Officer from February 1993 until November 1995 and as Executive Vice President from July 1992 to October 1994. Since August 1992, Mr. Davis has served as a director of Tipperary Corporation, which is traded on the American Stock Exchange. Since May, 1995, Mr. Davis has also served as a Director of Beth Israel Health Care Services, a private corporation. Since December 1996, Mr. Davis has served as a Director of and independent consultant to SSG, an affiliate of the Company.

JOHN P. WALKER has served as Executive Vice President and Chief Financial Officer since April 1996 and was Senior Vice President from April 1994 until March 1996. Mr. Walker was Vice President-Finance from February 1993 to April 1994 and Assistant Vice President-Finance from June 1991 to January 1993. Since December 1996, Mr. Walker has served as a Director and Chief Financial Officer of SSG, an affiliate of the Company.

MARINO ANDRIANI has served as President of Emerson Radio Consumer Products Corporation since February 1996. From December 1994 until February 1996, Mr. Andriani was President of Appliance Corp. of America, a Welbilt Consumer Products Company. From March 1993 to December 1994, Mr. Andriani was President of Orient Express Marketing. Prior thereto, Mr. Andriani was Executive Vice President-Sales of the Company from September 1990 to March 1993.

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

PETER G. BUNGER has been a Director since July 1992. Presently, he is a consultant with Savarina AG. Since October 1992, Mr. Bunger has served as Director of Savarina AG, engaged in the business of portfolio management monitoring in Zurich, Switzerland, and since 1992, as Director of ISCS, a computer software company. From December 1991 until December 1993, he was Vice Chairman of Montcour Bank and Trust Company Limited, a bank organized in the Bahamas and an affiliate of Fidenas International. From 1981 until 1992, Mr. Bunger was owner and Managing Director of Peter G. Bunger Investment Consulting, a firm which supervised, controlled, and analyzed investments for individuals. See "Legal Proceedings." Since December 1996, Mr. Bunger has served as a Director of SSG, an affiliate of the Company.

JEROME H. FARNUM has been a Director since July 1992. Since July 1994, Mr. Farnum has been an independent consultant. From 1979 until 1994, Mr. Farnum served as a senior executive with several of the entities comprising the Fidenas Group, in charge of legal and tax affairs, accounting, asset and investment management, foreign exchange relations, and financial affairs. See "Legal Proceedings."

RAYMOND L. STEELE has been a Director since July 1992. He has been retired since September 1993. From August 1990 until September 1993, Mr. Steele served as Executive Vice President of Pacholder Associates, Inc., a company providing investment management and other financial advisory services to institutional clients. Mr. Steele is a member of the Board of Directors of Pharmhouse, Inc., a publicly-traded retail drug chain, Modernfall, Inc., IPL/VSC and the GFTA Advisory Board.

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

      To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended March 31, 1997, all Section 16(a) filing requirements were complied with which were applicable to the officers, Directors and greater than ten percent beneficial owners. It is the practice of the Company to attend to the filing of Section 16(a) forms on behalf of the officers and directors of the Company.

ITEM 11 - EXECUTIVE COMPENSATION AND OTHER INFORMATION

COMPENSATION OF EXECUTIVE OFFICERS

      The following executive compensation disclosures reflect all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers of the Company. The "named executive officers" are the Company's Chief Executive Officer (the "CEO"), regardless of compensation level, and the four most highly compensated executive officers, other than the CEO serving as such on March 31, 1997. Where a named executive officer has served during any part of the Company's fiscal year ended March 31, 1997 ("Fiscal 1997"), the disclosures reflect compensation for the full year in each of the periods presented.

THREE-YEAR COMPENSATION SUMMARY

      The following table summarizes for the years indicated the compensation awarded to, earned by or paid to the named executive officers for services rendered in all capacities to the Company:

                           SUMMARY COMPENSATION TABLE

                          Annual Compensation     Long-Term Compensation
                                                     Awards         Payouts

                                                          SECURI-
                                        OTHER    RESTRIC- TIES              ALL
                                        ANNUAL   TED      UNDER-    LTIP  OTHER
                  FISCAL                COMPEN-  STOCK    LYING     PAY-  COMPEN
                   YEAR  SALARY BONUS   SATION   AWARDS   OPTIONS   OUTS  SATION
                           (1)           (2)               (6)             (3)
  Name and
  Principal
  Position(s)

GEOFFREY P. JURICK 1997 $443,473 $38,500 $121,646  -       -        -    $2,207
 CHAIRMAN OF THE   1996  490,000 137,500 102,661   -       -        -     1,693
 BOARD, CHIEF      1995  378,333 275,000  78,702   -      600,000   -       311
 EXECUTIVE
 OFFICER AND
 PRESIDENT(4)

EUGENE I. DAVIS    1997  408,333  87,500  89,528   -       -        -    17,113
 VICE CHAIRMAN     1996  450,000  87,500  90,745   -       -        -    12,997
 (4)               1995  360,000 175,000 102,024   -      600,000   -     6,986

JOHN P. WALKER     1997  179,116  40,000  18,816   -       -        -     7,089
 EXECUTIVE VICE    1996  165,000  40,000  24,307   -       -        -     4,912
 PRESIDENT AND     1995  110,000  75,000  20,420   -      200,000   -     3,841
 CHIEF FINANCIAL
 OFFICER (4)

MARINO ANDRIANI    1997 387,100    -       9,808   -       75,000   -    11,352
 PRESIDENT,        1996  51,827    -       1,400   -         -      -       -
 EMERSON           1995    -       -         -     -         -      -       -
 RADIO CONSUMER
 PRODUCTS
 CORPORATION (5)

JOHN J. RAAB       1997 212,100     -       8,638  -         -      -    11,237
 SENIOR VICE       1996 178,846     -       9,131  -       50,000   -     1,882
 PRESIDENT-        1995    -        -         -    -         -      -       -
 OPERATIONS (5)


(1) Includes reimbursement of salary from Sport Supply Group, Inc. of $46,527 for Mr. Jurick and $41,667 for Mr. Davis in Fiscal 1997. See "Certain Relationships and Related Transactions."

(2) Consists of (i) car allowance and auto expenses afforded to the listed Company executive officers, including $32,085, $39,967 and $30,546 paid to Mr. Davis, $13,063, $20,745 and $19,114 paid to Mr. Walker, $8,400, $1,400 and $0 paid to Mr. Andriani and $8,400, $8,400 and $0 paid to Mr. Raab, respectively, in Fiscal 1997, 1996 and 1995, (ii) tax preparation services provided to Mr. Davis in Fiscal 1997, 1996 and 1995, (iii) expenses paid by the Company on behalf of Mr. Davis, covering his club membership, and (iv) relocation and temporary lodging expenses and associated tax gross-ups in the amount of $120,573, $102,661 and $73,394 for Mr. Jurick, $0, $24,493
     and $43,002 for Mr. Davis paid by the Company in Fiscal 1997, 1996 and 1995, respectively. See "Certain Relationships and Related Transactions."

(3) Consists of the Company's contribution to its 401(k) employee savings plan, life insurance and disability insurance.

(4) As more fully described below, pursuant to the Management Services Agreement, dated July 1, 1997 to be effective March 7, 1997, between SSG and the Company, SSG shall reimburse the Company for salary payments made to Mr. Jurick for the benefit of SSG, which payments shall be $20,833.33 per month, plus expenses incurred by Mr. Jurick on behalf of SSG, subject to increases approved by the SSG Board of Directors. As also more fully described below, pursuant to the Davis Extension Agreement effective April 1, 1997, Mr. Davis shall receive his current salary from the Company, subject to adjustment as provided in the Davis Employment Agreement, and the Company shall credit against such salary obligations any amounts Mr. Davis receives as base compensation from SSG. Initially, it is understood that Mr. Davis' base salary from the Company shall be $450,000, of which $200,000 shall be paid by SSG and $250,000 shall be paid by the Company. The Davis Extension Agreement also provides that Mr. Davis shall remain entitled to all other benefits and privileges currently available under his employment agreement. As also more fully described below, pursuant to the Walker Extension Agreement, effective December 11, 1996, Mr. Walker's base salary from the Company and SSG shall be $290,000 of which $190,000 shall be paid from SSG and $100,000 shall be paid from the Company.

(5)  Mr.  Raab  became an executive officer of the Company in March  1995.   Mr.
     Andriani became an executive officer of the Company in February, 1996.

(6) In July 1994, the Company granted stock options to purchase 600,000, 600,000, and 200,000 shares of common stock to each of Messrs. Jurick, Davis and Walker, respectively, exercisable at an exercise price of $1 per share (except $1.10 in the case of Mr. Jurick). In November 1995, Mr. Raab was granted a stock option to purchase 50,000 shares of common stock at an exercise price of $2.875 per share. On April 8, 1996, the Company granted Mr. Andriani stock options to purchase 75,000 shares of common stock, exercisable at an exercise price of $2.563. The outstanding options vest in annual increments of one-third, commencing one year from the date of grant, and their exercise is contingent on continued employment with the Company.

STOCK OPTIONS

     The following table sets forth information regarding the grant of stock options during Fiscal 1997 to the named executive officers:


                          OPTION GRANTS IN FISCAL 1997


                                                        Potential
                                                        Realizable
                                                         Value at
                                                          Assumed
                                                        Annual Rates
                                                         of Stock
                                                          Price
                                                       Appreciation
                                                         for Option
Individual Grants                                         Term (2)

                             %
                             of
                             Total
                             Options
                             Grant-
                             ed
                             to
                             Employ-  Exer-
                   Number    ees      cise
                   Of        in       Price    Expir-
                   Options   Fiscal   Per      ation
     Name          Granted   1997     Share    Date(1)     5%        10%

GEOFFREY P. JURICK    -        -        -        -         -          -
EUGENE I. DAVIS       -        -        -        -         -          -
JOHN P. WALKER        -        -        -        -         -          -
MARINO ANDRIANI     75,000     60     $2.563    4/8/06   $120,889   $306,357
JOHN J. RAAB          -        -        -        -         -          -


(1) The stock options were granted under the 1994 Stock Compensation Program, and are exercisable commencing one year after the grant date in three equal annual installments, with full vesting occurring on the third anniversary of the date of the grant.

(2) The dollar amounts under these columns are the result of calculations at the assumed compounded market appreciation rates of 5% and 10% as required by the Securities and Exchange Commission over a ten-year term and therefore, are not intended to forecast possible future appreciation, if any, of the stock price.

OPTION EXERCISES AND HOLDINGS

      The following table sets forth information with respect to the named executive officers concerning the exercise of options during Fiscal 1997 and unexercised options held at March 31, 1997:

                         OPTION EXERCISES IN FISCAL 1997
                        AND MARCH 31, 1997 OPTION VALUES


                                           Number of       Value of
                                           Unexercised     Unexercised
                                           Options at      In-the-Money
                  Number of                March 31,       Options at
                   Shares                  1997            March 31, 1997
                 Acquired on     Value     Exercisable/    Exercisable/
      Name         Exercise     Realized   Unexercisable   Unexercisable (1)



GEOFFREY P. JURICK    -            -       400,000/200,000       $0/$0
EUGENE I. DAVIS       -            -       400,000/200,000  $24,000/$12,000
JOHN P. WALKER        -            -       133,333/ 66,667  $ 8,000/$ 4,000
MARINO ANDRIANI                                  0/ 75,000       $0/$0
JOHN J. RAAB          -            -        16,667/ 33,333       $0/$0


 (1) Calculated based on the difference between the aggregate fair market value of the shares subject to options at March 31, 1997 and the aggregate option exercise price.

CERTAIN EMPLOYMENT CONTRACTS

      On August 13, 1992, Geoffrey P. Jurick, Chairman, Chief Executive Officer and President of the Company, entered into five-year employment agreements ("Jurick Employment Agreements") with the Company and two of its wholly-owned subsidiaries, Emerson Radio (Hong Kong) and Emerson Radio International Ltd. (formerly Emerson Radio (B.V.I.) Ltd.) (hereinafter, collectively the "Companies"), providing for an aggregate annual compensation of $250,000, which was increased to $390,000 in May 1994 and to $490,000 effective April 1, 1995. In addition to his base salary, the Jurick Employment Agreements provide that Mr. Jurick is entitled to an annual bonus upon recommendation by the Compensation and Personnel Committee of the Company's Board of Directors, subject to the final approval of the Company's Board of Directors. By letter agreement dated April 16, 1997, the terms of the Jurick Employment Agreements were extended, and said agreements remain in full force and effect, until March 31, 2000. However, pursuant to the Settlement Agreement, hereinafter defined, Mr. Jurick's cash compensation from the Company and all subsidiaries and affiliates shall be limited to a total of $750,000 until the Settlement Amount is paid. See "Certain Relationships and Related Transactions." As more fully described below, pursuant to the Management Services Agreement, dated July 1, 1997 to be effective March 7, 1997, between SSG and the Company ("Management Services Agreement"), SSG shall reimburse the Company for salary payments made to Mr. Jurick for the benefit of SSG, which payments shall be $20,833.33 per month and commenced effective January 23, 1997, plus expenses incurred by Mr. Jurick on behalf of SSG, subject to increases approved by the SSG Board of Directors.

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

      On August 13, 1992, Eugene I. Davis, Vice Chairman of the Company, entered into a five-year employment agreement ("Davis Employment Agreement") with the Company, providing for an annual compensation of $360,000, which was increased to $450,000 effective April 1, 1995. In addition to his base salary, the Davis Employment Agreement provides that Mr. Davis is entitled to an annual bonus equal to an amount up to 30% of Mr. Davis' base salary, based upon attainment of objectives identified in the Company's five-year business plan adopted by the Board of Directors ("Business Plan"). The Davis Employment Agreement also provides that Mr. Davis may also receive an additional annual performance bonus to be recommended by the Compensation and Personnel Committee of the Company's Board of Directors, subject to the final approval of the Company's Board of Directors.

      Pursuant to the Davis Employment Agreement, the Company granted to Mr. Davis an option to purchase 500,000 shares of Common Stock. Such option was canceled pursuant to the Plan of Reorganization; however, the Company subsequently granted Mr. Davis options to purchase 600,000 shares of Common Stock. The Company also agreed for the term of the Davis Employment Agreement and three years thereafter, to pay for and maintain legal malpractice insurance covering Mr. Davis for occurrences and actions taken by him at any time prior to or during the term of such agreement on behalf of the Company or its employees. The Company also agreed to pay all sums, which may be deductible amounts, not otherwise paid by such insurer.

     By letter agreement dated April 16, 1997 ("Davis Extension Agreement"), the Davis Employment Agreement was amended as follows: 1.) the term of the Davis Employment Agreement was extended to March 31, 2000; 2.) Mr. Davis is only obligated to devote approximately 60% of his business time to serve on behalf of the Company, its subsidiaries and affiliates, including SSG; 3.) Mr. Davis will serve as Vice Chairman of the Company, will no longer serve as President of the Company and shall serve in such other duties and capacities for the Company, its subsidiaries and affiliates (including SSG) as may be directed by the Company's Board of Directors, Chairman or Chief Executive Officer; and, 4.) Mr. Davis shall receive his current salary from the Company, subject to adjustment as provided in the Davis Employment Agreement, and the Company shall credit against such salary obligation any amount Mr. Davis receives as base compensation from SSG. Initially, it is understood that the combined base compensation from the Company and SSG shall be $450,000, of which $200,000 shall be paid by SSG and $250,000 from the Company The Davis Extension Agreement also provides that Mr. Davis shall be entitled to all other benefits and privileges available under the Davis Employment Agreement. The Davis Extension Agreement also provides it is understood that during the 40% of Mr. Davis' business time not devoted to the Company or SSG, Mr. Davis shall be developing other business opportunities and the Company has a right of first refusal on such opportunities. The Davis Extension Agreement also provides that upon the request of the Company's Board of Directors or Chairman, Mr. Davis shall resign as a Director of the Company but any such resignation shall not effect Mr. Davis' continued employment or rights under the Davis Employment Agreement, as amended.

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

      As of April 1, 1994, John P. Walker, Executive Vice President and Chief Financial Officer, entered into a three-year employment agreement with the Company providing for an annual compensation of $110,000, which was increased to $165,000 effective April 1, 1995 and increased to $210,000 effective April 1, 1996 ("Walker Employment Agreement"). In addition to his base salary, the Walker Employment Agreement provided that Mr. Walker is entitled to an annual bonus equal to an amount up to 30% of Mr. Walker's base salary, upon attainment of objectives identified by the Executive Committee and that Mr. Walker may also receive an additional annual performance bonus to be recommended by the Compensation and Personnel Committee of the Company's Board of Directors, subject to the final approval of the Company's Board of Directors.

      By Amendment No. 1 to Employment Agreement, dated April 16, 1997 ("Walker Amendment Agreement"), the Walker Employment Agreement was amended as follows:
1.) the term of the Walker Employment Agreement was extended to April 1, 2000, with provisions for any negotiation of further extensions thereof; 2.) Mr. Walker shall continue to serve as Executive Vice President and Chief Financial Officer of the Company and shall also serve in such other positions with the Company, its subsidiaries or affiliates (including SSG) as may be directed by the Company's Board of Directors, Chairman, President or Chief Executive Officer and that the Company understands that Mr. Walker shall devote approximately 30% of his business time to the Company with the balance of his business time devoted to the business of SSG; 3.) Mr. Walker shall relocate to Dallas, Texas and the Company shall reimburse Mr. Walker for his normal and reasonable traveling expenses to the Company's offices in order to perform his business obligations to the Company; 4.) effective December 11, 1996, Mr. Walker's annual salary was modified to $100,000 and Mr. Walker waived any right to a bonus for Fiscal 1997 to which he would have been entitled under the Walker Employment Agreement; 5.) Mr. Walker is entitled to life insurance as provided immediately prior to the effective date of the Walker Amendment Agreement which shall be in accordance with the Company's policies afforded to senior executives; and, 6.) in the event Mr. Walker's employment was terminated due to Permanent Disability, a Without Cause Termination or a Constructive Discharge, as defined therein, the Walker Amendment Agreement provides for severance benefits. In the event Mr. Walker's employment is terminated due to a Termination for Cause or Mr. Walker unilaterally severs the relationship, Mr. Walker shall only be entitled to base salary earned through the date of termination and vested qualified stock options will remain vested.

      If Messrs. Jurick, Davis and Walker were to be terminated due to permanent disability, without cause or as a result of constructive discharge, the estimated dollar amount to be paid after March 31, 1997 to each such individual, based on the terms of their respective contracts, would be $1,470,000, $1,350,000 and $300,000, respectively. However, the estimated amounts to be paid to (i) Mr. Jurick is subject to certain limitations under the Settlement Agreement and would be reduced by $20,833.33 per month for as long as the Management Services Agreement is in effect and (ii) Mr. Davis is subject to the Company's entitlement to a credit for as long as Mr. Davis receives compensation from SSG, initially at $200,000 per annum.

COMPENSATION OF DIRECTORS

      Directors of the Company who are employees do not receive compensation for serving on the Board. Non-employee Directors are paid $20,000 per annum in quarterly installments. The Chairmen of the Audit Committee and Compensation and Personnel Committee each receive an additional $10,000 per annum. Pursuant to the terms of the Company's 1994 Non-Employee Director Stock Option Plan, each non-employee Director was granted options to purchase 25,000 shares of Common Stock on October 7, 1994. On October 7, 1994, each Chairman was also granted options to purchase an additional 25,000 shares of Common Stock. Peter G. Bunger, a Director of the Company, has also been retained by the Company for certain consulting services. See "Certain Relationships and Related Transactions."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      In November 1996, Peter G. Bunger was retained as a consultant, and is being paid on a per diem basis, at the approximate rate of $10,000 for each month when he is present in Hong Kong and providing services to the Company. Mr. Bunger received compensation and reimbursement of expenses aggregating $49,000 in Fiscal 1997.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of July 28, 1997, by (i) each Director and nominee for Director of the Company, (ii) executive officers and Directors of the Company as a group and (iii) each person or entity known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. For purposes of this Form 10-K/A-1, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated and based upon the Company's review of information on file with the Securities and Exchange Commission, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.



                              Amount and
                              Nature of
Name and Address of           Beneficial          Percent of Class
Beneficial Owner              Ownership(2)

Geoffrey P. Jurick (1)(3)     29,752,642            70.3%
Nine Entin Road
Parsippany, NJ  07054

Fidenas International         29,152,542            69.8%
  Limited, L.L.C.  (1)
c/o Geoffrey P. Jurick
Nine Entin Road
Parsippany, NJ  07054

Elision International,         1,600,000             3.8%
  Inc.
275 Wyman Street
Waltham, MA 02154

GSE Multimedia                12,000,000            28.7%
  Technologies Corporation
Kostheimer-Landstrasse 36
55246 Mainz - Kostheim
Germany D6502

Eugene I. Davis (3)              650,000             1.5%
Robert H. Brown, Jr.              33,334              (4)
Peter G. Bunger                   16,667              (4)
Jerome H. Farnum                  16,667              (4)
Raymond L. Steele                 33,334              (4)

All Directors and Officers    30,749,311            71.0%
   as a Group (11 persons)
   (5)(6)


(1)  Consists  of  15,552,542, 1,600,000 and 12,000,000 shares of  Common  Stock held by FIN, Elision and GSE, respectively. FIN is record holder of 847,458 shares of Common Stock and formerly held such shares as nominee. The nominee relationship has been terminated and FIN and Mr. Jurick disclaim beneficial ownership. Mr. Jurick indirectly owns, through a controlled holding company, approximately 95% of FIN. In addition, Mr. Jurick is the manager of FIN. FIN owns approximately 14.3% of Elision. Mr. Jurick indirectly owns, through certain holding companies and beneficial interests in affiliates, a controlling interest in each of GSE and Elision. In accordance with a Stipulation and Order of Settlement, dated June 11, 1996 (the "Stipulation"), the shares of Common Stock held by Elision and GSE are to be transferred and registered in the name of FIN. All of the shares owned by FIN, Elision and GSE are subject to certain restrictions. See "Certain Relationships and Related Transactions" and "Legal Proceedings."

(2) Based on 41,743,747 shares of Common Stock outstanding as of July 28, 1997, plus shares of Common Stock under option of any director or executive officer, exercisable within 60 days. Does not include (i) shares of Common Stock issuable upon conversion of 9,113 shares of Series A Preferred Stock, which are currently exercisable, (ii) Common Stock issuable upon conversion of certain warrants issued to the Company's former creditors, (iii) Common Stock issuable upon exercise of outstanding options, which are not currently exercisable within 60 days, (iv) Common Stock issuable upon conversion of the Company's 8-1/2% Senior Subordinated Convertible Debentures Due 2002 (the "Debentures") or (v) Common Stock issuable upon the exercise of warrants granted to (a) Dresdner Securities (USA) Inc, ("the placement agent") and authorized dealers in connection with the private placement of the Debentures or (b) First Cambridge Securities Corporation in connection with a consulting agreement.

(3) Includes options, exercisable within 60 days, to purchase 600,000 shares of Common Stock.

(4)   Represents less than 1.0% of the outstanding Common Stock.

(5) Includes 1,546,669 shares of Common Stock subject to unexercised stock options which were exercisable within 60 days under the Company's Stock Compensation Program.

(6) Does not include options to purchase an aggregate of 173,331 shares of Common Stock not currently exercisable within 60 days.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SETTLEMENT AGREEMENT

      On June 11, 1996, Barclays, Petra Stelling, the Official Liquidator of FiBank, (collectively, the "Creditors"), Mr. Jurick, the Company (together with the Creditors, the "Lead Parties"), FIN, Elision, GSE, and the Official Liquidator of FIL signed the Stipulation providing for a settlement of all litigation among them on a global basis. Under the Stipulation, Mr. Jurick and FIN agreed to pay the Creditors the aggregate sum of $49.5 million (the "Settlement Amount") and Mr. Jurick is to be paid the sum of $3.5 million, contemplated to be solely from the proceeds of the sale of shares of Emerson's Common Stock (the "Settlement Shares") owned by FIN, GSE, and Elision (the "Jurick Payment" and, together with the Settlement Amount, the "Aggregate Amount"). The Stipulation became effective on February 4, 1997 and all
Settlement Shares have been deposited with and remain in the custody of the Court, to prevent defaults under the Company's borrowing facilities.

      The Settlement Shares (consisting of 29,152,542 shares of Emerson's Common Stock) are divided into two pools, Pool A and Pool B. All Settlement Shares are pledged to secure all obligations under the Stipulation, but the Pool B Shares consist of the amount of shares as to which Mr. Jurick must retain beneficial ownership, and generally are not available for sale or release from the custody of the Court or subject to foreclosure, to prevent defaults under the Company's borrowing facilities.

      FIN (which is controlled by Mr. Jurick) is to retain title to and the voting power over all Settlement Shares, but will provide notice to the Creditors prior to certain stockholder votes. The Creditors may seek to have the Court direct FIN to vote against any proposal of the Emerson Board, but the Emerson Board may withdraw and not solicit any vote of its stockholders with respect to such proposal.

      The Stipulation contemplates the employment of a marketing advisor (the "Advisor") and TM Capital Corp. has been so retained to serve as the initial Advisor. The Advisor is formulating a marketing plan for the sale from time to time of the Pool A Shares and will also appoint the Settlement Agent, who will administer certain ministerial aspects of the settlement. The Pool A Shares initially will consist of 15,286,172 Settlement Shares. In formulating the marketing plan, the Advisor will take into account the interests of all the Lead Parties, including the interests of the Company's minority stockholders and the goal of generating sufficient proceeds to pay the Creditors. Sales may be made of the Settlement Shares pursuant to a registered offering if the sales price is not less than 90% of the average of the three most recent closing prices ("Average Closing Price"), or, other than in a registered offering, of up to 1% of the Emerson common stock outstanding per quarter, if the sales price is not less than 90% of the Average Closing Price. Any other attempted sales are subject to the consent of the Company, Mr. Jurick, and the Creditors, or, if necessary, the Court.

     No definite time has been provided for the sale of the Settlement Shares or the full payment of the Settlement Amount. However, a Creditor may apply to the Court, on notice to all other Lead Parties, to terminate the Stipulation, based on the totality of the circumstances, on the grounds that its goals and purposes are not reasonably likely to be realized. No assurance can be given that sufficient proceeds will be realized from the sale of such shares to satisfy in full the Creditors. The Creditors will be able to resort to consent judgments against Mr. Jurick and his affiliates if the Stipulation is terminated. Such a termination would also likely result in a default under the Company's borrowing facilities.

     The Company's rights and obligations under the Settlement Agreement include the following:

           1.   The  Company  will  advance  certain  expenses  of  the  Advisor
     (currently, approximately $160,000) and the Settlement Agent and advance the reasonable fees and expenses for registration of the Settlement Shares, in each instance to be reimbursed from the proceeds of the first sales of the Settlement Shares.

           2. If an offer to purchase Settlement Shares that would result in a Change of Control of the Company (i.e., beneficial ownership of 25% or more of the Company's Common Stock) were to occur, the offeror will be required to meet with the Company's independent directors and President, or their successors (the "Special Committee"), and the Special Committee will determine whether to approve such offer in the exercise of its fiduciary duties under applicable Delaware law. Any of the Creditors may apply to the Court to permit an exception, subject to the legal standard set forth in the immediately preceding sentence.

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

           4. The Lead Parties have agreed that Mr. Jurick will limit his total annual cash compensation not to exceed $750,000 until the Settlement Amount has been paid. The Company has also agreed not to grant Mr. Jurick any additional non-cash compensation.

Requests have also been made by Petra Stelling to the Swiss authorities to discontinue the investigations involving Messrs. Jurick, Bunger, and Farnum, as described above.

LEGAL SERVICES

     During Fiscal 1996, a family member of Mr. Davis became a member of Wolff & Samson, P.A., which regularly performs legal services for the Company. The Company was billed approximately $842,000, and $95,000 for legal services during Fiscal 1997 and Fiscal 1996, respectively, from such firm.

RELOCATION LOAN

      In connection with the execution of his employment agreement with the Company, Eugene I. Davis, the Company's Vice Chairman, agreed to relocate his residence to the general locality of the Company's principal executive offices. To assist in such relocation, in the fiscal year ended March 31, 1993 ("Fiscal 1993"), the Company provided to Mr. Davis an interest-free bridge loan of $120,000. The maturity date of Mr. Davis' loan has been extended and is due in the fiscal year ending March 31, 1998.

CONSULTING AGREEMENT

      In November 1996, Peter G. Bunger was retained as a consultant, and is being paid on a per diem basis, at the approximate rate of $10,000 for each month when he is present in Hong Kong and providing services to the Company. Mr. Bunger received compensation and reimbursement of expenses aggregating $49,000 in Fiscal 1997.

SPORT SUPPLY GROUP, INC. AGREEMENTS

      By that certain Securities Purchase Agreement, dated November 27, 1996, by and between the Company and SSG (the "Agreement"), the Company purchased from SSG 1,600,000 shares of common stock, $.01 par value per share (the "Common
Stock"), of SSG for an aggregate consideration of $11.5 million, or approximately $7.19 per share. In addition, the Company purchased, for an aggregate consideration of $500,000, 5-year warrants (the "Warrants") to acquire an additional 1,000,000 shares of Common Stock at an exercise price of $7.50 per share, subject to standard anti-dilution adjustments, pursuant to a Warrant Agreement (the "Warrant Agreement"). The purchase price paid by the Company was negotiated in an arms' length transaction with SSG. Prior to the closing of the
Agreement, the Company beneficially  owned  approximately  9.9%   of   SSG's
outstanding common stock. Based upon the purchase of the Common Stock as set forth above, the Company owns approximately 27.0% of the outstanding shares of the Common Stock. If the Company exercises all of the Warrants, it will beneficially own approximately 34.9% of the Common Stock.

      The $12,000,000 purchase price paid by the Company pursuant to the Agreement was obtained by the Company from Congress Financial Corporation ("Congress"), its United States senior secured lender, under the terms of its existing credit facility, and in accordance with the terms of the consent (the "Consent") obtained from such lender. Pursuant to a Pledge and Security Agreement dated December 10, 1996, the Company pledged to Congress the Common Stock and Warrants acquired under the Agreement.

      In accordance with a Registration Rights Agreement dated December 10, 1996 (the "Registration Rights Agreement"), the Company has been granted certain demand and incidental registration rights on the resale of the shares of Common Stock which it and Emerson Radio (Hong Kong) Limited own, as well as on the exercise and resale of the shares the Company may acquire under the Warrant Agreement. In addition, the Company has arranged for foreign trade credit financing of $2 million for the benefit of SSG to supplement SSG's existing credit facilities.

      Pursuant to the Agreement, SSG caused a majority of the members of its Board of Directors to consist of the Company's designees. In connection therewith, the Company designated Geoffrey P. Jurick, its Chairman, Chief Executive Officer and President, Eugene I. Davis, its Vice Chairman, John P. Walker, its Executive Vice President and Chief Financial Officer, Peter Bunger, a Director of the Company, and Johnson C. Ko, an independent Hong Kong businessman, to sit on the SSG Board. Peter S. Blumenfeld and William H. Watkins, Jr., Directors of SSG prior to the Closing, continue as Directors of SSG. SSG's stockholders have since elected the Company's nominees as a majority of its Board of Directors.

      Under the Agreement, for a period of at least two years from the date of the closing, neither SSG nor any of its subsidiaries is permitted to enter into or be a party to any agreement or transaction with any Affiliate (as such term is defined in the Securities Exchange Act of 1934, as amended) of SSG or the Company, except (i) in the ordinary course of SSG's or its subsidiaries' business and on terms no less favorable to SSG or its subsidiaries than would be obtained in a comparable arms' length transaction with a person not an Affiliate of SSG or the Company or (ii) unless approved by a majority of SSG's directors who do not have a direct or indirect material financial interest in the agreement or transaction and which includes a majority of directors who are not officers or employees of SSG or the Company or directors of the Company.

     As a result of its investment in SSG and in an effort to benefit by several cost sharing opportunities, on July, 1997 to be effective as of March 7, 1997, the Company entered into a Management Services Agreement with SSG by which SSG would perform the following services: 1.) Human Resource Services including processing of payroll and payroll taxes, administration of and coordination of payment for the Company's employee benefit programs; 2.) Banking Services including calculation of daily borrowing availability with the Company's secured credit facility, preparation of daily reporting for the Company's banks and forecasts of cash availability and cash flow, processing wire funds and letters of credit; 3.) Computer Services including provision of space for the Company's AS400 computer system and system operator services; 4.) Payable Services including processing of the Company's accounts payables and checks; 5.)
Warehouse  Services  including  provision of warehouse  storage  space  for  the
Company's archives and product inventory; 6.) provision of Office Space; 7.) Design Services including the preparation, design and drafting of publications to be distributed by the Company relating to its products; and, 8.) Financial Management Services including the devotion of SSG's Mr. Ken Corby to the Company up to a maximum of 75% of his business time. The Management Services Agreement also provides that the Company shall 1.) furnish to SSG information needed to perform its services; 2.) furnish the AS400 and retain complete financial responsibility therefore; 3.) be responsible for resolving any dispute between the Company and any of its employees, answering inquiries by its employees regarding their benefits, administering the employee benefit plans and be responsible for all reporting obligations. The Management Services Agreement also provides for SSG to reimburse the Company for salary payments made by the Company to Mr. Jurick for the benefit of SSG, which monthly payments shall be $20,833.33, plus expenses incurred by Mr. Jurick on behalf of SSG, subject to increases approved by SSG's Board of Directors. The Management Services Agreement also provides that the Company shall reimburse SSG for an amount equal to 75% of Mr. Corby's salary (including payroll taxes and benefits) for the Financial Management Services. The Company was billed $3,200 for services provided with respect to the above mentioned agreement during Fiscal 1997. In addition, the Company billed SSG approximately $47,000 towards Mr. Jurick's salary during Fiscal 1997. The Company owed SSG approximately $0 for the services as of March 31, 1997 and the Company was owed approximately $2,703 from SSG as of March 31, 1997.

FUTURE TRANSACTIONS

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

(10) (n) Extension of Employment Agreement between Emerson and Eugene I. Davis dated April 16, 1997.

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

(10) (r) Extension of Employment Agreement between Emerson and Geoffrey P. Jurick dated April 16, 1997.

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

(10) (u) Amendment No. 1 to Employment Agreement between Emerson and John P. Walker dated April 16, 1997.

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

(10) (y) Agreement, dated as of April 24, 1996 by and among Emerson and E & H Partners relating to amendments of the Partnership Agreement dated April 1, 1994 and the Sales Agreement dated April 1, 1994 and the settlement of certain outstanding litigation (incorporated by reference to Exhibit (10) (w) of Emerson's Annual Report on Form
          10-K for the year ended March 31, 1996).

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

(10) (af) Stipulation of Settlement and Order dated June 11, 1996 by and among the Official Liquidator of Fidenas International Bank Limited, Petra Stelling, Barclays Bank PLC, the Official Liquidator of Fidenas Investment Limited, Geoffrey P. Jurick, Fidenas International Limited, L.L.C., Elision International, Inc., GSE Multimedia Technologies Corporation and Emerson (incorporated by reference to Exhibit (10)
          (ae) of Emerson's Annual Report on Form 10-K for the year ended
          March 31, 1996).

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

(10) (ak) Agreement dated April 10, 1997 between Emerson and Daewoo Electronics Co., Ltd.

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

(10) (ap) License Agreement dated as of June 16, 1997 by and between World Wide One Ltd. and Emerson.

(10) (aq) Agreement dated as of July 2, 1997 by and between Hi Quality International (U.S.A.) Inc. and Emerson.

(10) (ar) Management Services Agreement dated July 1, 1997 to be effective March 7, 1997 by and between Sport Supply Group, Inc. and Emerson.*

(11)      Computation of Primary Earnings Per Share.

(12) Computation of Ratio of Earnings (Loss) to Combined Fixed Charges and Preferred Stock Dividends.

(21)      Subsidiaries of the Company as of March 31, 1997.

(27)      Financial Data Schedule for year ended March 31, 1997.
___________________
*  Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dated indicated.



/s/ Geoffrey P. Jurick        Chairman of the Board,          July 29, 1997
Geoffrey P. Jurick            Chief Executive Officer and
                              President


                              Vice Chairman and Director      July 29, 1997
Eugene I. Davis



/s/ John P. Walker            Executive Vice President,       July 29, 1997
John P. Walker                Chief Financial Officer



/s/ Robert H. Brown, Jr.      Director                        July 29, 1997
Robert H. Brown, Jr.


                              Director                       July 29, 1997
Peter G. Bunger


/s/ Jerome H. Farnum          Director                       July 29, 1997
Jerome H. Farnum


/s/ Raymond L. Steele         Director                       July 29, 1997
Raymond L. Steele