Form 10-Q
period 1997-06-30
EMERSON RADIO CORP
filed 1997-08-14
CIK 32621

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 0-25226

                            EMERSON RADIO CORP.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     22-3285224
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

   9 Entin Road,  Parsippany, New Jersey                 07054
(Address of principal executive offices)                (Zip code)

                              (973)884-5800
           (Registrant's telephone number, including area code)


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of common stock as of August 12, 1997: 41,916,567.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 EMERSON RADIO CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
               (In thousands, except per share amounts)


                                            Three  Months  Ended
                                                   June 30,
                                              1997        1996

Net revenues . . . . . . . . . . . . .      $30,443    $ 41,147

Costs and expenses:

   Cost of sales . . . . . . . . . . .       28,399      38,784

   Other operating costs and expenses.          866         934

   Selling, general & administrative
      expenses . . . . . . . . . . . .        3,602       5,364

   Restructuring and other nonrecurring
      charges. . . . . . . . . . . . .           52           -

                                             32,919      45,082

Operating loss . . . . . . . . . . . .       (2,476)     (3,935)

Equity in earnings of affiliate. . . .          536           -

Interest expense . . . . . . . . . . .          741         812

Loss before income taxes . . . . . . .       (2,681)     (4,747)

Provision (benefit) for income taxes .           41         (24)

Net loss . . . . . . . . . . . . . . .    $  (2,722)    $(4,723)

Net loss per common share. . . . . . .    $    (.07)    $  (.12)

Weighted average number of
   common shares outstanding . . . . .       40,592      40,253


The accompanying notes are an integral part of the interim consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                      June  30,     March 31,
                                                         1997          1997
                                                     (Unaudited)
     ASSETS
     Current Assets:
       Cash and cash equivalents  . . . . . . . . .   $  1,756      $  2,640
       Accounts receivable (less allowances of
         $4,429 and $6,001, respectively) . . . . .      6,900        12,452
       Inventories  . . . . . . . . . . . . . . . .     13,201        13,329
       Prepaid expenses and other current assets  .      7,016         6,497

         Total current assets . . . . . . . . . . .     28,873        34,918

     Property and equipment - (at cost less
       accumulated depreciation and amortization
       of $3,685 and $3,521, respectively). . . . .      1,912         2,130
     Investment in unconsolidated affiliate . . . .     16,537        16,033
     Other assets . . . . . . . . . . . . . . . . .      5,488         5,687

         Total Assets . . . . . . . . . . . . . . .   $ 52,810      $ 58,768

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
       Notes payable  . . . . . . . . . . . . . . .   $  4,576      $  5,689
       Current maturities of long-term debt . . . .         81            85
       Accounts payable and other current
         liabilities  . . . . . . . . . . . . . . .     11,310        13,053
       Accrued sales returns  . . . . . . . . . . .      2,518         2,730
       Income taxes payable . . . . . . . . . . . .         89           103

         Total current liabilities  . . . . . . . .     18,574        21,660

     Long-term debt . . . . . . . . . . . . . . . .     20,834        20,856
     Other non-current liabilities  . . . . . . . .        224           223

     Shareholders' Equity:
     Preferred stock - $.01 par value, 10,000,000
       shares authorized, 9,700 and 10,000 shares
       issued and outstanding, respectively . . . .      8,730         9,000
     Common stock - $.01 par value, 75,000,000
       shares authorized, 40,631,672 and 40,335,642
       shares issued and outstanding, respectively.        406           403
     Capital in excess of par value . . . . . . . .    109,545       109,278
     Accumulated deficit  . . . . . . . . . . . . .   (105,701)     (102,843)
     Cumulative translation adjustment  . . . . . .        198           191

         Total shareholders' equity   . . . . . . .     13,178        16,029

         Total Liabilities and Shareholders' Equity   $ 52,810      $ 58,768


     The accompanying notes are an integral part of the interim consolidated financial statements.

                 EMERSON RADIO CORP. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                       (In thousands of dollars)

                                                  Three Months Ended
                                                        June 30,
                                                    1997        1996
Cash Flows from Operating Activities:

  Net cash provided by operating
    activities . . . . . . . . . . . . . . . .    $    373   $  5,308

Cash Flows from Investing Activities:

  Net cash provided by investing
    activities   . . . . . . . . . . . . . . .          13         45

Cash Flows from Financing Activities:

  Net repayments under line of
    credit facility. . . . . . . . . . . . . .      (1,113)    (3,715)
  Other  . . . . . . . . . . . . . . . . . . .        (157)      (263)
  Net cash used by financing
    activities . . . . . . . . . . . . . . . .      (1,270)    (3,978)

Net increase (decrease) in cash and cash
  equivalents  . . . . . . . . . . . . . . . .        (884)     1,375
Cash and cash equivalents at beginning
  of year. . . . . . . . . . . . . . . . . . .       2,640     16,133

Cash and cash equivalents at end of period . .    $  1,756(a) $17,508(a)

Supplemental disclosure of cash flow information:

  Interest paid  . . . . . . . . . . . . . . .    $    741    $   815

  Income taxes paid  . . . . . . . . . . . . .    $     31    $    15

(a)   The  balances  at June 30, 1997 and 1996, include $1.0  million  and  $9.0 million  of  cash  and  cash equivalents, respectively, pledged  to  assure  the availability of certain letter of credit facilities.


The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
NOTE 1

     These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Emerson Radio Corp.'s (the "Company" or "Emerson") consolidated financial position as of June 30, 1997 and the results of operations for the three month periods June 30, 1997 and 1996. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company's annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 1997, included in the Company's annual report on Form 10-K.

     The consolidated financial statements include the accounts of the Company and all of its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.

     Due to the seasonal nature of the Company's consumer electronics business, the results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for the full year ending March 31, 1998.

NOTE 2

      Net  loss per common share for the three month periods  ended
June 30, 1997 and 1996 are based on the net loss and deduction of preferred stock dividend requirements and the weighted average number of shares of common stock outstanding during each period. The net loss per share for both periods does not include common stock equivalents assumed outstanding since they are anti-dilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of FAS 128 on the calculation of primary earnings per share is not expected to be material.

NOTE 3

     The  provision for income taxes for the three   months  ended
June 30, 1997 consists primarily of taxes related to international operations. The benefit for income taxes for the three months ended June 30, 1996 consists primarily of domestic tax refunds received. The Company did not recognize tax benefits for losses incurred by its domestic operations during the three months ended June 30, 1997 and 1996.

NOTE 4

     Spare   parts  inventories,  net  of  reserves,  aggregating
$1,337,000 and $1,469,000 at June 30, 1997 and March 31, 1997, respectively, are included in "Prepaid expenses and other current assets."

NOTE 5

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

     The  investment  in, and results of operations  of,  SSG  are accounted for by the equity method. SSG's fiscal year end is October 31; therefore, the Company's equity in earnings (losses) of SSG will be recorded on a two-month delay basis. The Company's investment in SSG includes goodwill of $3,967,000 which is being amortized on a straight line basis over 40 years. Equity in earnings of SSG was $536,000 for the three months ended June 30, 1997. At June 30, 1997, the aggregate market value quoted on the New York Stock Exchange of Emerson's shares of SSG Common Stock was approximately $15,177,000. Summarized financial information derived from SSG's financial reports to the Securities and Exchange Commission was as follows (in thousands):

                                            (Unaudited)
                                         As of May 2, 1997

 Current assets                              $35,364
 Property, plant and equipment
   and other assets                           19,804
 Current liabilities                           8,410
 Long-term debt                                7,524

                                           (Unaudited)
                                        For the six months
                                        ended May 2, 1997

 Net sales                                   $42,892
 Gross Profit                                 16,622
 Earnings from continuing operatins              618
 Loss from discontinued operations            (2,574)
 Net loss                                     (1,956)


NOTE 6

Long-term debt consists of the following:
(In thousands of dollars)

                                        June 30,    March 31,
                                          1997        1997

8-1/2% Senior Subordinated Convertible
  Debentures Due 2002 . . . . . .        $20,750     $20,750
Other . . . . . . . . . . . . . .            165         191

                                          20,915      20,941
Less current obligations. . . . .             81          85
                                         $20,834     $20,856

NOTE 7

     Pursuant to the Company's bankruptcy restructuring plans on March 31, 1994, 30 million shares of Common Stock were issued to GSE Multimedia Technologies Corporation ("GSE"), Fidenas International Limited, L.L.C. ("FIN") and Elision International, Inc. ("Elision"). GSE, FIN and Elision (the "Affiliated Entities") are all affiliates of Geoffrey P. Jurick, the Company's Chairman of the Board, Chief Executive Officer and President. On June 11, 1996, a Stipulation of Settlement and Order (the "Settlement Agreement") was executed, which settles various legal proceedings in Switzerland, the Bahamas and the United States. The Settlement Agreement provides for, among other things, the payment by Mr. Jurick and his Affiliated Entities of $49.5 million to various claimants of Mr. Jurick and Affiliated Entities (the "Creditors"), to be paid from the proceeds of the sale of certain of the 29,152,542 shares of Emerson common stock (the "Settlement Shares") owned by the Affiliated Entities. In addition, Mr. Jurick is to be paid the sum of $3.5 million from the sale of the Settlement Shares. The Settlement Shares are to be sold over an indeterminate period of time by a financial advisor, initially TM
Capital (the "Advisor"). The Advisor is formulating a marketing plan taking into consideration (i) the interests of Emerson's minority stockholders, and
(ii) the goal of generating sufficient proceeds to pay the Creditors and Mr. Jurick as quickly as possible. The Settlement Shares will be divided into two pools. The Pool A Shares initially will consist of 15,286,172 shares of Emerson's common stock. The Pool B Shares will consist of the number of Emerson shares with respect to which Mr. Jurick must retain beneficial ownership of voting power to avoid an event of default arising out of a change of control pursuant to the terms of the Company's Loan and Security Agreement with a U.S. financial institution (the "Lender") and/or the indenture governing the
Company's 8-1/2% Senior Subordinated Convertible Debentures Due 2002 (the "Debentures"). Sales may be made of the Settlement Shares pursuant to a registered offering if the sales price is not less than 90% of the average of the three most recent closing prices (the "Average Closing Price"), or, other than in a registered offering, of up to 1% of the Emerson common stock outstanding per quarter, if the sales price is not less than 90% of the Average Closing Price. Any other attempted sales are subject to the consent of the Company, Mr. Jurick, the Creditors, and, if necessary, the United States District Court in Newark, New Jersey.

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

     The Company is presently engaged in litigation regarding several bankruptcy claims which have not been resolved since the restructuring of the Company's debt. The largest claim was filed on or about July 25, 1994 in connection with the rejection of certain executory contracts with two Brazilian entities, Cineral Electronica de Amazonia Ltda. and Cineral Magazine Ltda. (collectively, "Cineral"). The amount currently claimed is for $93,563,457, of which $86,785,000 represents a claim for lost profits. The claim will be satisfied, to the extent the claim is allowed by the Bankruptcy Court, in the manner other allowed unsecured claims were satisfied. The Company has objected to the claim and intends to vigorously contest such claim and believes it has meritorious defenses to the highly speculative portion of the claim for lost profits and the portion of the claim for actual damages for expenses incurred prior to the execution of the contracts. An adverse final ruling on the Cineral claim could have a material adverse effect on the Company, even though it would be limited to 18.3% of the final claim determined by a court of competent jurisdiction; however, with respect to the claim for lost profits, in light of the foregoing, the Company believes the chances for recovery for lost profits are remote.




Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company's actual results may materially differ from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report. See Other Information - Part II,
Item 5.

GENERAL

      In December 1996, the Company purchased from SSG 1,600,000 newly-issued shares of common stock (the "SSG Stock") for aggregate consideration of $11.5 million, or approximately $7.19 per share. In addition, the Company purchased, for aggregate consideration of $500,000, five year warrants (the "SSG Warrants") to acquire an additional 1,000,000 shares of SSG Stock at an exercise price of $7.50 per share, subject to standard anti-dilution adjustments. Prior to such purchase, the Company beneficially owned 669,500 shares, or approximately 9.9%, of SSG's outstanding common stock which it had purchased for $4,228,000 in open market purchases. The Company owns 2,269,500 shares, or approximately 27%, of SSG's outstanding common stock. Assuming the exercise of all the SSG Warrants, the Company would beneficially own approximately 35% of the outstanding shares of SSG Stock. As part of the securities acquisition, SSG appointed the
Company's designees to become the majority of the members of its Board of Directors and certain members of the Company's management are directly involved in SSG's day-to-day operations. In March 1997, SSG's stockholders elected Emerson's nominees as a majority of the members of its Board of Directors. In addition, the Company arranged for foreign trade credit financing of $2 million for the benefit of SSG.

      The $12 million purchase price paid by the Company for the SSG Stock and SSG Warrants was obtained from the Lender (as hereinafter defined), under the terms of its existing credit facility, and in accordance with the terms of the consent obtained from such Lender. Pursuant to a Pledge and Security Agreement dated December 10, 1996, the Company has pledged to the Lender the 1,600,000 shares of SSG Stock and the SSG Warrants acquired on December 10, 1996.

      SSG is the largest direct mail distributor of sporting goods equipment and supplies in the United States. SSG sells its products at margins significantly higher than the average of Emerson's core business and to an institutional market that does not require the significant after-market servicing costs typical of Emerson's core business. The investment allows Emerson to diversify from its core business of consumer electronics distribution to another distribution business that offers what management believes
to  be  significant   growth potential. SSG benefited from the
investment by gaining the liquidity needed to cure its then-existing loan default with its senior lenders and amended its secured credit facility on more favorable terms. Also, SSG now possesses the capital necessary to take advantage of opportunities to increase its business in the institutional sporting goods market both in the U.S. and internationally and to continue marketing its products showcased at the 1996 Olympic games. Emerson has negotiated a management services agreement which provides for certain administrative services to be performed by SSG. These services should allow both the Company and SSG to benefit from this additional cost sharing arrangement.

       In February 1997, the Company executed five-year license/supply agreements, subject to renewals, with Cargil covering the Caribbean and Central and South American markets. The agreements provide for the license of the Emerson and G-Clef trademark for certain consumer electronics and other products and the provision of sourcing and inspection services. Under the terms of the agreements, the Company will receive minimum annual royalties through the life of the agreements and will receive a separate fee for sourcing and inspection services. Cargil assumes all costs and expenses associated with the purchasing, marketing and after sales support of such products. The Company believes that this transaction will have a positive impact on operating results by generating royalty and servicing revenues with minimal costs while limiting the Company's working capital risks.

      In April 1997, Emerson executed a four-year agreement with Daewoo Electronics Co. Ltd. and its U.S. affiliate (collectively, "Daewoo"). This agreement provides that, subject to existing agreements relating to sales to Wal-Mart  Stores, Inc. (the "Customer"), Daewoo
will manufacture and sell television and video products bearing the Emerson and G-Clef trademark to all customers  in the  U.S.  market.
Daewoo will also be responsible for and  assume  all  risks
associated with order processing, shipping, credit and collections, inventory, returns and after-sale services. The Company will arrange sales and provide marketing services and receive a commission for such services. Sales to the Customer are currently subject to a license/supply agreement with the Supplier (hereinafter defined), as more fully described below.

      Additionally, in June 1997, the Company entered into a non-exclusive license agreement with World Wide One, a Hong Kong corporation, for use of the Emerson and G-Clef trademark in connection with the sale of certain consumer electronics products and other products for sale exclusively to Makro International Far East Ltd. in China, Indonesia, Malaysia, Philippines, South Korea, Taiwan and Thailand. The term is initially for a six month trial period, at which time the agreement will either be terminated or continue for an additional twelve months. Emerson will provide sourcing and inspection services for at least 50% of World Wide One's purchase requirements. World Wide One is required to meet certain minimum sales requirements as well as ensuring the establishment of adequate service centers or agents for after sales warranty services for the goods.

      Effective March 31, 1995, the Company and one of the Company's former suppliers and certain of its affiliates (collectively, the "Supplier") entered into a license/supply agreement (the "Agreements"). The Company granted a license of certain trademarks to the Supplier for a three-year term which is currently scheduled to expire on March 31, 1998. The license permits the Supplier to manufacture and sell certain video products under the Emerson and G-Clef trademark to the Customer, in the United States and Canada. As a result, the Company receives royalties attributable to such sales over the three-year term of the Agreements in lieu of reporting the full dollar value of such sales and associated costs. Net sales of these products to the Customer accounted for approximately 47% of consolidated net revenues for Fiscal 1995. The Company continues to supply other products to the Customer directly. Further, these agreements provided that the Supplier would supply the Company with certain video products for sale to other customers at preferred prices for a three-year term. Under the terms of these agreements, the Company receives non-refundable minimum annual royalties from the Supplier to be credited against royalties earned from sales of VCRs, VCPs, TV/VCR combination units, and color televisions to the Customer. In addition, effective August 1, 1995, the Supplier assumed responsibility for returns and after-sale and warranty services on all video products manufactured by the Supplier and sold to the Customer, including video products sold by the Company prior to August 1, 1995. As a result, the impact of sales returns on the Company's operating results have been significantly reduced, effective with the quarter ended September 30, 1995. The Company has reported lower net direct revenues in Fiscal 1997 and Fiscal 1996 as a result of these agreements, but its net operating results for such years have not been impacted negatively. Over the term of the Agreements, the Company has realized a more stable cash flow, as well as reduced short-term borrowings necessary to finance accounts receivable and inventory and has thereby reduced interest costs. However, royalties earned for the three month periods ended March 31, 1997 and June 30, 1997 have not been remitted subject to certain litigation in Indiana.

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

RESULTS OF OPERATIONS

                   Consolidated net revenues for the three month period ended June 30, 1997 decreased $10,704,000 (or 26%) as compared to the same period in the fiscal year ended March 31, 1997 ("Fiscal 1997"). The decrease resulted primarily from decreases in unit sales of video cassette recorders, televisions and television/video cassette recorder combination units due to the Daewoo agreement described above. Excluding video products, the Company's U.S. gross sales increased by approximately 18% for the three month period ended June 30, 1997 as compared to the same period in Fiscal 1997. This increase in sales was due primarily to an increase in unit sales of audio products and microwave ovens due to lower retail stock levels, and strengthening of the retail market.
Revenues earned from the licensing of the Emerson and G-Clef trademark were $1,000,000 and $1,002,000 in the three month periods ended June 30, 1997 and 1996, respectively. Furthermore, the Company's Canadian and European sales decreased $2.7 million relating to the closure of these operations in favor of independent distributors. Although the Company expects its United States sales for the quarter ending September 30, 1997 to be lower than the second quarter of Fiscal 1997 due to the Daewoo agreement, the Company expects its U.S. gross sales, excluding video products, to continue to improve and its margins on such sales to improve due to the change in product mix to higher margin products.

     Cost of sales, as a percentage of consolidated revenues, was 93% for the three month period ended June 30, 1997 as compared to 94% for the same period in Fiscal 1997. Gross profit margins in the three month period ended June 30, 1997 were favorably impacted by a change in product mix to higher margin products partially offset by the allocation of reduced fixed costs over a lower sales base in the current fiscal year.

      The Company's margins continue to be impacted by the pricing category of the consumer electronics market in which the Company competes. The Company's products are generally placed in the low-to-medium priced category of the
market.   These  categories  tend to be the most competitive  and  generate  the lowest profits. The Company believes that the combination of (i) the new television and video arrangement with Daewoo, (ii) the license agreement with Cargil, and (iii) the introduction of its new home theater product, CinemaSurround (TM), will all have a favorable impact on the Company's gross profit margins. The Company intends to promote its direct import programs  to  reduce its  inventory  levels and working capital
risks thereby reducing its  inventory overhead  costs.   In  addition,
the Company is focusing on  its  higher  margin products  and  is reviewing new product categories which  can  generate  higher margins
than  its  current  business,  either  through  license   arrangements,
acquisitions, joint ventures or on its own. The Company also plans on expanding its sales and distribution channels into the Central and Southeast Asia markets.

     Other operating costs and expenses declined $68,000 in the three month period ended June 30, 1997 as compared to the same period in Fiscal 1997, primarily as a result of a decrease in compensation and other expenses incurred to perform after-sale services as a result of the Company's downsizing program.

     Selling, general and administrative expenses ("S,G&A") as a percentage of revenues, was 12% for the three month period ended June 30, 1997, as compared to 13% for the same period in Fiscal 1997. In absolute terms, S,G&A decreased by $1,762,000 in the three month period ended June 30, 1997 as compared to the same period in Fiscal 1997. The decrease was primarily attributable to (i) a reduction in compensation expense relating to the Company's downsizing program in the U.S., (ii) a reduction in professional fees and (iii) the unrealized losses incurred in the prior year's quarter on investment securities.

     The Company recorded restructuring and other nonrecurring charges of $52,000 in the three month period ended June 30, 1997. The charges include costs for employee severances relating to further downsizing of the Company's U.S. operations.

     Equity in earnings of SSG amounted to $536,000 in the three months ended June 30, 1997. SSG reported record earnings and double digit sales growth in its first full quarter under Emerson's management team as compared to the same period a year ago.

     Interest expense decreased by $71,000 in the three month period ended June 30, 1997 as compared to the same period in Fiscal 1997. The decrease was attributable to lower average borrowings on the U.S. revolving line of credit facility. The average rate in effect on the credit facility for both the three month periods ended June 30, 1997 and 1996 was approximately 9.5%.

     As a result of the foregoing factors, the Company incurred a net loss of $2,722,000 for the three month period ended June 30, 1997, compared to a net loss of $4,723,000 for the same period in Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $373,000 for the three months ended June 30, 1997. Cash was provided by the decrease in accounts receivables partially offset by a loss from operations.

     Net cash provided by investing activities was $13,000 for the three months ended June 30, 1997.

     In  the  three  months  ended June 30,  1997,  the  Company's
financing activities   utilized   $1,270,000  of   cash.  The  Company   reduced
its borrowings under its U.S. line of credit facility by $1,113,000 through the collection of accounts receivable.

     The Company maintains an asset-based revolving line of credit facility, as amended, with a U.S. financial institution (the "Lender"). The facility provides for revolving loans and letters of credit, subject to individual maximums which, in the aggregate, cannot exceed the lesser of $30 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. All credit extended under the line of credit is secured by the U.S. and Canadian assets of the Company except for trademarks, which are subject to a negative pledge covenant. The interest rate on these borrowings is 1.25% above the stated prime rate. At June 30, 1997, there were approximately $4.6 million outstanding on the Company's revolving loan facility. At June 30, 1997, the Company's letter of credit facility was not utilized. Based on the "Borrowing Base" amount at June 30, 1997, $1.6 million of the credit facility was not utilized. Pursuant to the terms of the credit facility, as amended, effective June 30, 1997, the Company is required to maintain a minimum adjusted net worth, as defined, of $15,000,000 and a minimum working capital of $10,000,000. At June 30, 1997, the Company had an adjusted net worth of $16,002,000.

     The  Company's Hong Kong subsidiary maintains various  credit facilities, as amended, aggregating $28.5 million with a bank in Hong Kong consisting of the following: (i) a $3.5 million credit facility generally used for letters of credit for a foreign subsidiary's direct import business and affiliates' inventory purchases, and (ii) a $25 million credit facility, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit with the Customer. At June 30, 1997, the Company's Hong Kong subsidiary had pledged $1 million in certificates of deposit to this bank to assure the availability of these credit facilities. At June 30, 1997, there were approximately $3.0 million and $14.1 million of letters of credit outstanding on the $3.5 million and $25 million credit facilities, respectively.

     Since the emergence of the Company from bankruptcy, management believes  that  it  has  been  able to compete more effectively  in  the  highly competitive consumer electronics and microwave oven industries in the United States by combining innovative approaches to the Company's current product line such as value-added promotions, and augmenting its product line with higher margin complimentary products. The Company also intends to engage in the marketing of distribution, sourcing and other services to third parties similar to the sales and marketing arrangements to be provided to Daewoo and the sourcing and inspection services to be provided to Cargil.
In addition, the Company intends to undertake efforts to expand the international distribution of its products into areas where  management  believes low to  moderately  priced,  dependable consumer electronics and microwave oven products will have a broad appeal. The Company has in the past and intends in the future to pursue such plans either on its own or by forging new relationships, including license arrangements, partnerships, joint ventures or strategic mergers and acquisitions of, or controlling interests in, companies in similar or complimentary businesses. No assurance can be made that the Company will be successful in implementing such plans.

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

      At present, management believes that future cash flow from operations and the institutional financing noted above will be sufficient to fund all of the Company's cash requirements for the next twelve months. However, the adequacy of future cash flow from operations is dependent upon the Company achieving its business plan. The Company's results of operations were substantially in line with its business plan for the three months ended June 30, 1997. Current trends show that the Company's results of operations for the three months ended September 30, 1997, will be significantly improved as compared with the second quarter of Fiscal 1997. During Fiscal 1997, the Company reduced inventory levels approximately 62% and executed cost-reduction programs in both  its  U.S.  and foreign  offices.  The  Company intends to further reduce inventory  levels  and shift  a  higher proportion of its sales to direct import thereby  reducing  its inventory and its needs for working capital. In Fiscal 1997, products representing approximately 49% of net revenues were directly imported from manufacturers to the Company's customers. The Company's business plan includes an increase in this percentage to approximately 80% in Fiscal 1998 and was 91% for the three months ended June 30, 1997. This increase in the direct import portion of sales is critical in providing sufficient working capital to meet its sales objectives. If the Company does not obtain this objective, it may not have sufficient working capital to finance its sales plan. It may be necessary for the Company to margin or sell some of the SSG Stock to adequately finance the Company's operations.

      There can be no assurance that the Company will be able to successfully achieve its business plan in a time frame or manner that will permit the Company to fund current operations and other planned expenditures at current and expected sales volumes, if at all. Additionally, at June 30, 1997 the Company was in arrears on $618,000 of dividends on the Company's Series A Preferred Stock. The preferred stock is convertible into common stock at any time during the period beginning on March 31, 1997 and ending on March 31, 2002 and at a price per share of common stock equal to 80% of the market value of a share of common stock on the date of conversion. The preferred stock dividend rate for Fiscal 1998 is 5.6%.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                  Not applicable.


                EMERSON RADIO CORP. AND SUBSIDIARIES

                              PART II

                         OTHER INFORMATION

ITEM 1.   Legal Proceedings.

                   The  information required by  this item is  included  in
          Note 7 of Notes to Interim Consolidated Financial Statements filed in Part I of Form 10-Q for the quarter ended June 30, 1997, and is incorporated herein by reference. Additionally, the Company, Mr. Davis, International Jensen Incorporated, Recoton Corporation and certain other related parties entered into a settlement agreement settling all disputes among them and releasing each other from all liability in connection with the subject matter of these actions on terms Emerson believes to be beneficial to it. Please refer to
          Part 1 Item-3-Legal Proceedings in the Company's most recent annual report on Form 10-K.

ITEM 3.   Preferred Stock Dividends.

                  As of the date of this report, the Company was in arrears on $618,000 of dividends on its Series A Preferred Stock.

ITEM 5.   Other Information.

                   (a)  Certain statements in this quarterly report on Form
          10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report and in future filings by the Company with the Securities and Exchange Commission, constitute "forward
          looking  statements" with the meaning of the  Reform  Act.   Such
          forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially  different  from any future  results,  performance  or
          achievements  expressed  or  implied  by  such  forward   looking
          statements.   Such factors include, among others, the  following:
          product   supply  and  demand;  general  economic  and   business
          conditions  of  the  retail  consumer electronics  market;  price
          competition   and   competition  from  companies   with   greater
          resources;  success  of  operating initiatives  and  new  product
          introductions,   including   CinemaSurround(TM);   operating   costs
          including continuing the Company's cost reduction program and Company's return to vendor program; effects of foreign trade; effects of the reversion of Hong Kong to the sovereignty of the Peoples' Republic of China; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; success of the Company's acquisition strategy including results of SSG's operations; changes in business strategy or development plans; success of management's strategy to finance or refinance the Company's operations; quality of management; success of
          licensing  arrangements;  business  abilities  and  judgment   of
          personnel;  availability  of  qualified  personnel;   labor   and
          employee benefit costs; changes in, or the failure to comply with, government regulations and other factors referenced in this quarterly report.

ITEM 6.   Exhibits and Reports on Form 8-K.

                  (a)    Exhibits:

                               (27)  Financial Data Schedule  for  the
                    three months ended June 30, 1997.

                  (b)    Reports on Form 8-K:

                               (1)  During the three month period
                    ended June 30, 1997, no Form 8-K was filed.


                      EMERSON RADIO CORP. AND SUBSIDIARIES

                              PART II

                   OTHER INFORMATION - CONTINUED




                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   EMERSON RADIO CORP.
                                      (Registrant)





Date:  August 14, 1997             /s/ Geoffrey P. Jurick
                                   Geoffrey P. Jurick
                                   Chairman,  Chief Executive  Officer and
                                   President





Date:  August 14, 1997             /s/ John P. Walker
                                   John P. Walker
                                   Executive Vice President and
                                   Chief Financial Officer