Form 10-Q
period 1997-09-30
EMERSON RADIO CORP
filed 1997-11-14
CIK 32621

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997

                            or

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of common stock as of November 13, 1997: 45,739,099.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                        Six Months Ended   Three Months Ended
                                           September 30,      September 30,
                                        1997        1996    1997       1996

Net  revenues  . . . . . . . . . . .  $ 75,543   $101,656   $45,100  $60,509

Costs and expenses:

    Cost  of sales . . . . . . . . .    67,186     96,536    38,787   57,752

    Other operating costs and expenses   1,503      1,624       637      689

    Selling, general & administrative
      expenses. . . . . . . . . . . .    7,154      9,705     3,552    4,342

   Restructuring and other nonrecurring
      charges . . . . . . . . . . . .       52      2,734         0    2,734

                                        75,895    110,599    42,976   65,517

Operating  profit (loss). . . . . . .     (352)    (8,943)    2,124   (5,008)

Equity in earnings of affiliate. .  .    1,089          -       553        -

Interest  expense . . . . . . . . . .    1,399      1,657       658      845

Earnings (loss) before income taxes. . .  (662)   (10,600)    2,019   (5,853)

Provision for income taxes . . . . . .      41        166         0      190

Net earnings (loss). . . . . . . . .  $   (703)  $(10,766)  $ 2,019  $(6,043)

Net earnings (loss) per common share  $   (.02)  $   (.28)  $   .03  $  (.15)

Weighted average number of common and
  common equivalent shares outstanding  41,487     40,274    59,684   40,295

The accompanying notes are an integral part of the interim consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                                      Sept. 30,     March 31,
                                                         1997          1997
                                                     (Unaudited)
     ASSETS
     Current Assets:
       Cash and cash equivalents  . . . . . . . . .   $  2,726      $  2,640
       Accounts receivable (less allowances of
         $4,591 and $6,001, respectively) . . . . .      8,165        12,452
       Inventories  . . . . . . . . . . . . . . . .     12,643        13,329
       Prepaid expenses and other current assets  .      8,140         6,497

         Total current assets . . . . . . . . . . .     31,674        34,918

     Property and equipment - (at cost less
       accumulated depreciation and amortization
       of $3,342 and $3,521, respectively). . . . .      1,721         2,130
     Investment in unconsolidated affiliate . . . .     17,022        16,033
     Other assets . . . . . . . . . . . . . . . . .      5,319         5,687

         Total Assets . . . . . . . . . . . . . . .   $ 55,736      $ 58,768

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
       Notes payable  . . . . . . . . . . . . . . .   $  3,830      $  5,689
       Current maturities of long-term debt . . . .         86            85
       Accounts payable and other current
         liabilities  . . . . . . . . . . . . . . .     12,800        13,053
       Accrued sales returns  . . . . . . . . . . .      3,094         2,730
       Income taxes payable . . . . . . . . . . . .         90           103

         Total current liabilities  . . . . . . . .     19,900        21,660

     Long-term debt . . . . . . . . . . . . . . . .     20,804        20,856
     Other non-current liabilities  . . . . . . . .        201           223

     Shareholders' Equity:
     Preferred stock - $.01 par value, 10,000,000
       shares authorized, 8,016 and 10,000 shares
       issued and outstanding, respectively . . . .      7,214         9,000
     Common stock - $.01 par value, 75,000,000
       shares authorized, 44,091,698 and 40,335,642
       shares issued and outstanding, respectively.        441           403
     Capital in excess of par value . . . . . . . .    110,769       109,278
     Accumulated deficit  . . . . . . . . . . . . .   (103,791)     (102,843)
     Cumulative translation adjustment  . . . . . .        198           191

         Total shareholders' equity   . . . . . . .     14,831        16,029

         Total Liabilities and Shareholders' Equity   $ 55,736      $ 58,768


     The accompanying notes are an integral part of the interim consolidated financial statements.



                 EMERSON RADIO CORP. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                       (In thousands of dollars)
                                                    Six Months Ended
                                                     September 30,
                                                    1997        1996
Cash Flows from Operating Activities:

  Net cash provided by operating
    activities . . . . . . . . . . . . . . . .    $  2,005   $  3,322

Cash Flows from Investing Activities:

  Purchases of investment securities. . . . . .        -     $ (2,256)
  Other. . . . . . . . . . . . . . . . . . . .          13        (56)
  Net cash provided (used) by investing
    activities . . . . . . . . . . . . . . . .          13     (2,312)

Cash Flows from Financing Activities:

  Net repayments under line of credit
    facility . . . . . . . . . . . . . . . . .      (1,859)    (1,965)
  Other. . . . . . . . . . . . . . . . . . . .         (73)      (176)
  Net cash used by financing
    activities . . . . . . . . . . . . . . . .      (1,932)    (2,141)

Net increase (decrease) in cash and cash
  equivalents  . . . . . . . . . . . . . . . .          86     (1,131)
Cash and cash equivalents at beginning
  of year. . . . . . . . . . . . . . . . . . .       2,640     16,133

Cash and cash equivalents at end of period . .    $  2,726(a) $15,002(a)

Supplemental disclosure of cash flow information:

  Interest paid  . . . . . . . . . . . . . . .    $  1,399   $  1,661

  Income taxes paid  . . . . . . . . . . . . .    $     31   $     15

(a)   The balances at September 30, 1997 and 1996 include $1.7 million and  $4.0 million,  respectively,  of  cash and cash equivalents  pledged  to  assure  the availability of certain letter of credit facilities.

The accompanying notes are an integral part of the interim consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
NOTE 1

      These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Emerson Radio Corp.'s (the "Company" or "Emerson") consolidated financial position as of September 30, 1997 and the results of operations for the three and six month periods ended September 30, 1997 and 1996. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company's annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 1997, included in the Company's annual report on Form 10-K.

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

      Due to the seasonal nature of the Company's consumer electronics business, the results of operations for the three and six month periods ended September 30, 1997 are not necessarily indicative of the results of operations that may be expected for the full year ending March 31, 1998.

NOTE 2

     Net earnings per common share for the three months ended September 30, 1997 is based on the weighted average number of shares and related common stock equivalents outstanding during the period. Common Stock equivalents include 17,312,000 shares assuming conversion of $8.0 million of Series A Preferred Stock at a price equal to 80% of the weighted average market value of a share of Common Stock, determined on a quarterly basis.

      Net  loss  per  common  share for the three and six  month  periods  ended
September 30, 1996 and the six month period ended September 30, 1997 are based on the net loss and deduction of preferred stock dividend requirements and the weighted average number of shares of common stock outstanding during each period. These per share amounts do not include common stock equivalents assumed outstanding since they are anti-dilutive.

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

NOTE 3

      The provision for income taxes for the three and six month periods ended September 30, 1997 and 1996 consist primarily of taxes related to international operations. The Company did not recognize tax benefits for losses incurred by its domestic operations during the three months ended June 30, 1997 or the three and six month periods ended September 30, 1996.

NOTE 4

      Spare parts inventories, net of reserves, aggregating $1,259,000 and $1,469,000 at September 30, 1997 and March 31, 1997, respectively, are included in "Prepaid expenses and other current assets."

NOTE 5

      On December 10, 1996, the Company purchased from Sport Supply Group, Inc. ("SSG") 1,600,000 shares of newly issued common stock, $.01 par value per share (the "SSG Stock"), for aggregate consideration of $11.5 million, or approximately $7.19 per share. In addition, the Company purchased, for an aggregate consideration of $500,000, five-year warrants (the "SSG Warrants") to acquire an additional 1,000,000 shares of SSG Stock at an exercise price of $7.50 per share, subject to standard anti-dilution adjustments, pursuant to a Warrant Agreement. Prior to such purchase, the Company beneficially owned approximately 9.9% of the outstanding shares of SSG Stock which it had purchased for $4,228,000 in open market transactions. Based upon the Company's purchase of the SSG Stock as set forth above, and SSG's open market repurchases of SSG Stock through August 1, 1997, the Company owns approximately 28% of SSG's issued and outstanding shares of Common Stock. If the Company exercises all of the SSG Warrants, it will beneficially own approximately 36% of SSG's issued and outstanding Common Stock. In addition, the Company has arranged for foreign trade credit financing of $2 million for the benefit of SSG to supplement SSG's existing credit facilities. In connection with such purchase, SSG appointed the Company's designees to become the majority of the members of its Board of Directors and the Company's management is directly involved in SSG's day-to-day operations. In March 1997, SSG's stockholders elected Emerson's nominees as a majority of the members of its Board of Directors.

      The investment in, and results of operations of, SSG are accounted for by the equity method. SSG's fiscal year end was October 31; therefore, the Company's equity in earnings (losses) of SSG has been recorded on a two-month delay basis. SSG subsequently changed its year end to September 30, therefore, the Company's equity in earnings (losses) of SSG will be recorded on a three-month delay basis. The Company's investment in SSG includes goodwill of $3,967,000 which is being amortized on a straight line basis over 40 years. Equity in earnings of SSG was $553,000 and $1,089,000 for the three and six month periods ended September 30, 1997. At September 30, 1997, the aggregate market value quoted on the New York Stock Exchange of Emerson's shares of SSG Common Stock was approximately $17,730,000. Summarized financial information derived from SSG's financial reports to the Securities and Exchange Commission was as follows (in thousands):

                                             (Unaudited)
                                          As of August 1, 1997

 Current assets                              $34,112
 Property, plant and equipment
   and other assets                           18,491
 Current liabilities                           7,149
 Long-term debt                                6,414

                                           (Unaudited)
                                       For the nine months
                                       ended August 1, 1997

 Net revenues                                $66,117
 Gross Profit                                 26,144
 Earnings from continuing operations           3,580
 Loss from discontinued operations            (2,574)
 Net earnings                                     21


NOTE 6

Long-term debt consists of the following:
(In thousands of dollars)

                                       Sept. 30,    March 31,
                                          1997        1997

8 1/2% Senior Subordinated Convertible
  Debentures Due 2002
  (the "Debentures"). . . . . . .        $20,750     $20,750
Other . . . . . . . . . . . . . .            140         191

                                          20,890      20,941
Less current obligations. . . . .             86          85
                                         $20,804     $20,856


NOTE 7

     Pursuant to the Company's bankruptcy restructuring plans on March 31, 1994, 30 million shares of the Company's Common Stock were issued to GSE Multimedia Technologies Corporation ("GSE"), Fidenas International Limited, L.L.C. ("FIN") and Elision International, Inc. ("Elision"). GSE, FIN and Elision (the "Affiliated Entities") are all affiliates of Geoffrey P. Jurick, the Company's Chairman of the Board, Chief Executive Officer and President. On June 11, 1996, a Stipulation of Settlement and Order (the "Settlement Agreement") was executed, which settles various legal proceedings in Switzerland, the Bahamas and the United States. The Settlement Agreement provides for, among other things, the payment by Mr. Jurick and his Affiliated Entities of $49.5 million to various claimants of Mr. Jurick and the Affiliated Entities (the "Creditors"), to be paid from the proceeds of the sale of certain of the 29,152,542 shares of Emerson common stock (the "Settlement Shares") owned by the Affiliated Entities. In addition, Mr. Jurick is to be paid the sum of $3.5 million from the sale of the Settlement Shares. The Settlement Shares are to be sold over an indeterminate period of time by a financial advisor, initially TM Capital (the
"Advisor"). The Advisor is formulating a marketing plan taking into consideration (i) the interests of Emerson's minority stockholders, and (ii) the goal of generating sufficient proceeds to pay the Creditors and Mr. Jurick as quickly as possible. The Settlement Shares have been divided into two pools. The Pool A Shares currently consist of 15,286,172 shares of Emerson's common stock. The Pool B Shares currently consist of the number of Emerson shares with respect to which Mr. Jurick must retain beneficial ownership of voting power to avoid an event of default arising out of a change of control pursuant to the terms  of  the  Company's  Loan  and  Security  Agreement  with  a U.S.
financial  institution  (the  "Lender")  and/or  the  indenture  governing   the
Company's 8 1/2% Senior Subordinated Convertible Debentures Due 2002 (the "Debentures"). Sales may be made of the Settlement Shares pursuant to a registered offering if the sales price is not less than 90% of the average of the three most recent closing prices (the "Average Closing Price"), or, other than in a registered offering, of up to 1% of the Emerson common stock outstanding per quarter, if the sales price is not less than 90% of the Average Closing Price. Any other attempted sales are subject to the consent of the Company, Mr. Jurick, the Creditors, and, if necessary, the United States District Court in Newark, New Jersey.

      All of the Settlement Shares secure payment of the $49.5 million owed to the Creditors on a first priority basis. Any Creditor may apply to the Court for an order to terminate the Settlement Agreement if certain events occur. Such events include, without limitation, delisting of the Settlement Shares from a national securities exchange or a determination that there is no reasonable prospect that the goals contemplated by the Settlement Agreement can be achieved. If the Court enters an order terminating the Settlement Agreement, the Creditors may take any action permitted by law to execute the Consent Judgments given to them in connection with the Settlement Agreement to collect the unpaid balance (including, without limitation, foreclosing on the Settlement Shares). Such termination of the Settlement Agreement and execution of the Consent Judgments would likely result in a change of ownership control of the Company which is an event of default under the Company's borrowing facilities. Such default entitles the holders, in certain circumstances, to accelerate payment of all such indebtedness. Any such acceleration would have a material adverse effect on the Company.

      On December 20, 1995, the Company filed suit in the United States District Court for the District of New Jersey against Orion Sales, Inc., Otake Trading Co. Ltd., Technos Development Limited, Shigemasa Otake, and John Richard Bond, Jr., (collectively, the "Otake Defendants") alleging breach of contract, breach of covenant of good faith and fair dealing, unfair competition, interference with prospective economic gain, and conspiracy in connection with certain activities of the Otake Defendants under certain agreements between the Company and the Otake Defendants. On December 21, 1995, Orion Sales, Inc. and Orion Electric (America), Inc. filed suit against the Company in the United States
District Court, Southern District of Indiana, Evansville Division, alleging various breaches of certain agreements by the Company, including breaches of the confidentiality provisions, certain payment breaches, breaches of provisions relating to product returns, and other alleged breaches of those agreements, and seeking damages in the amount of $2,453,000, together with interest thereon, attorneys' fees, and certain other costs. While the outcome of the New Jersey and Indiana actions are not certain at this time, the Company believes it has meritorious defenses against the claims made by the plaintiffs in the Indiana action. In any event, the Company believes the results of that litigation should not have a material adverse effect on the financial condition of the Company or on its operations.

     The Company is presently engaged in litigation regarding several bankruptcy claims which have not been resolved since the restructuring of the Company's debt. The largest claim was filed on or about July 25, 1994 in connection with the rejection of certain executory contracts with two Brazilian entities, Cineral Electronica de Amazonia Ltda. and Cineral Magazine Ltda. (collectively, "Cineral"). The amount currently claimed is for $93,563,000, of which $86,785,000 represents a claim for lost profits. The claim will be satisfied, to the extent the claim is allowed by the Bankruptcy Court, in the manner other allowed unsecured claims were satisfied. The Company has objected to the claim and intends to vigorously contest such claim and believes it has meritorious defenses to the highly speculative portion of the claim for lost profits and the portion of the claim for actual damages for expenses incurred prior to the execution of the contracts. An adverse final ruling on the Cineral claim could have a material adverse effect on the Company, even though it would be limited to 18.3% of the final claim determined by a court of competent jurisdiction; however, with respect to the claim for lost profits, in light of the foregoing, the Company believes the chances for recovery for lost profits are remote.

      On September 24, 1997, pursuant to the terms of his Employment Agreement, as amended, Eugene I. Davis, former Vice Chairman of the Company, was requested to resign as a director. On September 25, 1997 the Company terminated Mr. Davis' employment. The circumstances surrounding such termination of employment are the subject of two proceedings filed in the Superior Court of the State of New Jersey ("Superior Court"). The Company filed an action in the Chancery Division of the Superior Court against Mr. Davis on October 2, 1997, seeking injunctive and other relief arising from claims of breach of contract, breach of good faith and fair dealing and breach of fiduciary duty. On or about October 1, 1997, Mr. Davis filed an action against the Company, its affiliate SSG and various unnamed "Johns Doe" in the Law Division of the Superior Court seeking damages against the Company, its affiliates and the unnamed "Johns Doe", jointly and severally, alleging breach of contract, tortious interference with contractual relationships and compelled defamation. The Company has filed and served an answer to Mr. Davis' claims and has counterclaimed for injunctive and declaratory relief, and money damages, arising from Mr. Davis' breaches of contract, fiduciary duty, conversion, tortious interference with contract and unjust enrichment. While the outcome of these actions are not certain at this time, the Company believes it has meritorious defenses against the claims made by Mr. Davis. In any event, the Company believes the results of the litigation should not have a material adverse effect on the financial condition of the Company or on its results of operations.

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

General

      In April 1997, Emerson executed a four-year agreement with Daewoo Electronics Co. Ltd. and its U.S. affiliate (collectively, "Daewoo"). This agreement provides that, subject to existing agreements relating to sales of certain products to Wal-Mart Stores, Inc. ("Wal-Mart"), Daewoo manufactures and sells television and video products bearing the Emerson and G-Clef trademark to all customers in the U.S. market. The Company arranges sales and provides marketing services and receives commissions for such services. Such commissions are recorded as licensing revenues. Sales of television and video products to Wal-Mart are currently subject to an existing license/supply agreement which expires on March 31, 1998. No assurance can be made that the Company will be able to renew, renegotiate or replace such license/supply agreements on terms favorable to it or if at all, the loss of which would result in a loss of the licensing revenues thereon and would have a material adverse effect on the financial condition of the Company.

      In June 1997, the Company entered into a non-exclusive license agreement with World Wide One, a Hong Kong corporation, for use of the Emerson and G-Clef trademark in connection with the sale of certain consumer electronics products and other products for sale exclusively to Makro International Far East Ltd. in China, Indonesia, Malaysia, Philippines, South Korea, Taiwan and Thailand. In November 1997, this agreement was amended to expand World Wide One's sales to two additional parties. The term is initially for 18 months, subject to a six month trial period. Emerson provides sourcing and inspection services for at least 50% of World Wide One's purchase requirements.

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

Results of Operations

      Consolidated net revenues for the three and six month periods ended September 30, 1997 decreased $15,409 (or 25%) and $26,113 (or 26%) as compared to the same periods in the fiscal year ended March 31, 1997 ("Fiscal 1997"), respectively. The decrease resulted primarily from decreases in unit sales of video cassette recorders, televisions and television/video cassette recorder combination units due to the Company's agreement with Daewoo described above. The decrease also resulted from decreases in unit sales of (i) audio products, due to increased demand on foreign suppliers which are producing at or near capacity and shortages of component parts, and (ii) car audio products, which were discontinued in the current year. Furthermore, the Company's Canadian and European sales decreased $1.4 and $4.1 million for the three and six month periods ended September 30, 1997, respectively, relating to the closure of these operations in favor of independent distributors. The reduced revenues were partially offset by increased sales of microwave ovens which was attributable to a broader product line and the introduction of the Company's new home theater product, CinemaSurround(trademark), into France, Germany, the UK and Switzerland, as well as the U.S. market. Revenues earned from the licensing of the Emerson and G-Clef trademark were $1,507,000 and $2,507,000 in the three and six month periods ended September 30, 1997 as compared to $1,001,000 and $2,002,000 in the same periods in Fiscal 1997, respectively.

      The Company reports royalty and commission revenues earned from its licensing arrangements, covering various products and territories, in lieu of reporting the full dollar value of such sales and associated costs. Consequently, the Company's future related revenues, as compared to pre-Fiscal 1997, are expected to be lower but the Company's gross profit margins should improve. Although the Company expects its United States sales for the quarter ending December 31, 1997 to be lower than the third quarter of Fiscal 1997 due to the Daewoo agreement, the Company expects its U.S. gross sales, excluding video products, to improve and its margins on such sales to also improve due to the change in product mix to higher margin products.

      Cost of sales, as a percentage of consolidated revenues, was 86% and 89% for the three and six month periods ended September 30, 1997 as compared to 95% for the same periods in Fiscal 1997, respectively. The significant improvement in gross profit margins for the three and six month periods ended September 30, 1997 as compared to the same periods in the prior year were primarily attributable to the change in product mix to higher margin products and the reduction of inventory overhead costs due to the Company's successful efforts to shift a higher proportion of its sales to its customers on a direct import basis. For the three and six month periods ended September 30, 1997, products representing approximately 83% and 86% of net revenues were directly imported from manufacturers to the Company's customers as compared to 60% and 51% for the same periods in the prior year, respectively.

      The Company's gross profit margins continue to be impacted by the pricing category of the consumer electronics market in which the Company competes. The Company's products are generally placed in the low-to-medium priced category of the market which tend to be the most competitive and generate the lowest profits. The Company believes that the combination of the (i) arrangement with Daewoo, (ii) license agreement with Cargil, (iii) introduction of its new home theater product, CinemaSurround(trademark), and (iv) distributor agreements in Canada, Europe and parts of Southeast Asia will all have a favorable impact on the Company's gross profit margins. The Company continues to promote its direct import programs to reduce its inventory levels and working capital risks thereby reducing its inventory overhead costs. In addition, the Company continues to focus on its higher margin products and is reviewing new products which can generate higher margins than its current business, either through license arrangements, acquisitions, joint ventures or on its own.

      Other operating costs and expenses declined $52,000 and $121,000 in the three and six month periods ended September 30, 1997 as compared to the same periods in Fiscal 1997, respectively, primarily as a result of the closure of the Company's Canadian operations.

      Selling, general and administrative expenses ("S,G&A") as a percentage of revenues, was 8% and 9% for the three and six month periods ended September 30, 1997, as compared to 7% and 10% for the same periods in Fiscal 1997, respectively. In absolute terms, S,G&A decreased by $790,000 and $2,551,000 in the three and six month periods ended September 30, 1997 as compared to the same period in Fiscal 1997, respectively. In the three and six month periods ended September 30, 1997, the decrease was primarily attributable to a reduction in compensation expense relating to the Company's downsizing program in the U.S. The decrease was also favorably impacted by a reduction in professional fees for the six months ended September 30, 1997.

      The Company recorded restructuring and other nonrecurring charges of $52,000 and $2,734,000 in the six month periods ended September 30, 1997 and 1996, respectively. The charges recorded in the six months ended September 30, 1997 include costs for employee severances relating to further downsizing of the Company's U.S. operations. The charges recorded for the six months ended September 30, 1996 included (i) costs for employee severance, asset writedowns, and facility and equipment lease costs totaling $917,000 related to the closure of the Company's local Canadian office and distribution operations in favor of an independent distributor, and (ii) $1,817,000 of non-recurring charges related to the proposed but unsuccessful acquisition of International Jensen Incorporated.

      Equity in earnings of SSG amounted to $553,000 and $1,089,000 in the three and six month periods ended September 30, 1997, respectively. SSG reported two consecutive quarters of record earnings as compared to the same periods a year ago in its first two full quarters under Emerson's management.

      Interest expense decreased by $187,000 and $258,000 in the three and six month periods ended September 30, 1997 as compared to the same periods in Fiscal 1997, respectively. The decrease was attributable to lower average borrowings on the U.S. revolving line of credit facility. The average rate in effect on the credit facility for the three month periods ended September 30, 1997 and 1996 was approximately 9.75% and 9.50%, respectively.

     As a result of the foregoing factors, the Company generated net earnings of $2,019,000 for the three month period ended September 30, 1997 and incurred a net loss of $703,000 for the six month period ended September 30, 1997, as compared to a net loss of $6,043,000 and $10,766,000 for the same periods in Fiscal 1997, respectively.

Liquidity and Capital Resources

     Net cash provided by operating activities was $2,005,000 for the six months ended September 30, 1997. Cash was provided by the decrease in accounts receivables partially offset by a decrease in accounts payable and other current liabilities.

      Net cash provided by investing activities was $13,000 for the six months ended September 30, 1997.

      In the six months ended September 30, 1997, the Company's financing activities utilized $1,932,000 of cash. The Company reduced its borrowings under its U.S. line of credit facility by $1,859,000 through the collection of accounts receivable.

      The Company maintains an asset-based revolving line of credit facility, as amended, with a U.S. financial institution (the "Lender") which expires on March 31, 1998. The facility provides for revolving loans and letters of credit, subject to individual maximums which, in the aggregate, cannot exceed the lesser of $30 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. All credit extended under the line of credit is secured by the U.S. and Canadian assets of the Company except for trademarks, which are subject to a negative pledge covenant. The interest rate on these borrowings is 1.25% above the stated prime rate. At September 30, 1997, there was approximately $3.8 million outstanding on the Company's revolving loan facility. At September 30, 1997, the Company's letter of credit facility was not utilized. Based on the "Borrowing Base" amount at September 30, 1997, $1.1 million of the credit facility was not utilized. Pursuant to the terms of the credit facility, as amended, the Company is required to maintain certain financial covenants. At September 30, 1997, the Company was in compliance with all such covenants. The Company plans to renegotiate or replace its asset-based revolving line of credit facility by March 31, 1998. No assurance can be made that the Company will be able to renegotiate or replace its credit facility with the Lender on terms favorable to it or if at all. Although the Company believes that its relationship with the Lender is good, failure by the Company to maintain an asset based lending facility would be an event of default pursuant to the terms of the Indenture governing the Debentures. Such a default, if not cured, would have a material adverse effect on the financial condition of the Company.

      The Company's Hong Kong subsidiary maintains various credit facilities, as amended, aggregating $30.0 million with a bank in Hong Kong consisting of the following: (i) a $3.5 million credit facility and a $1.5 million seasonal credit facility which expires on December 15, 1997, both of which are generally used for letters of credit for a foreign subsidiary's direct import business and affiliates' inventory purchases, and (ii) a $25 million credit facility for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit with the Customer. At September 30, 1997, the Company's Hong Kong subsidiary had pledged $1.7 million in certificates of deposit to this bank to assure the availability of these credit facilities. At September 30, 1997, there were approximately $3.9 million and $12.3 million of letters of credit outstanding on the combined $5.0 million and $25 million credit facilities, respectively. The Hong Kong credit facilities are subject to an annual review in April 1998. No assurance can be made that the Company will be able to maintain these credit facilities. Although the Company believes that its relationship with its bank in Hong Kong is good, failure by the Company to renew, renegotiate or replace these credit facilities in April 1998 may have a material adverse effect on the financial condition of the Company or on its operations.

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

      At present, management believes that future cash flow from operations and the institutional financing noted above will be sufficient to fund all of the Company's cash requirements for the next twelve months. However, the adequacy of future cash flow from (i) operations is dependent upon the Company achieving its business plan and (ii) institutional financing is dependent upon the Company's ability to renegotiate, or refinance its credit facilities. The
Company's results of operations were substantially in line with its business plan for the six months ended September 30, 1997. Current trends show that the Company's results of operations for the three months ended December 31, 1997, will be significantly improved as compared with the third quarter of Fiscal 1997. During Fiscal 1997, the Company reduced inventory levels approximately 62% and executed cost-reduction programs in both its U.S. and foreign offices. The Company intends to further reduce inventory levels and shift a higher proportion of its sales to direct import thereby reducing its inventory and its needs for working capital. In Fiscal 1997, products representing approximately 49% of net revenues were directly imported from manufacturers to the Company's customers. The Company's business plan includes an increase in this percentage to approximately 80% in Fiscal 1998 and was 86% for the six months ended September 30, 1997. This increase in the direct import portion of sales is critical in providing sufficient working capital to meet its sales and liquidity objectives. If the Company does not obtain these objectives, it may not have sufficient working capital to finance its operations. It may be necessary for the Company to reduce its investment in the SSG Stock to adequately finance the Company's operations.

      There can be no assurance that the Company will be able to successfully achieve its business plan in a time frame or manner that will permit the Company to fund current operations and other planned expenditures at current and expected sales volumes, if at all. Additionally, at September 30, 1997 the Company was in arrears on $727,000 of dividends on the Company's Series A Preferred Stock. The preferred stock is convertible into common stock at any time during the period beginning on March 31, 1997 and ending on March 31, 2002 and at a price per share of common stock equal to 80% times the average of the daily market prices of a share of the Company's common stock for the 60 consecutive days immediately preceding the date of conversion. The preferred stock dividend rate for Fiscal 1998 is 5.6%.

      The Company's liquidity is impacted by the seasonality of its business. The Company records the majority of its annual sales in the quarters ending September 30 and December 31. This requires the Company to open significantly higher amounts of letters of credit during the quarters ending June 30 and September 30, therefore significantly increasing the Company's working capital needs during these periods. Additionally, the Company receives the largest percentage of customer returns in the quarter ending March 31. The higher level of returns during this period adversely impacts the Company's collection activity during this period, and therefore its liquidity. The Company believes that the agreements with Daewoo and Cargil, as discussed above, and the arrangements it has implemented over the past twelve months concerning returned merchandise, should favorably impact the Company's cash flow over their respective terms. The Company's liquidity could also be adversely affected by an adverse outcome of certain matters discussed in Note 7 to the Interim Consolidated Financial Statements included herein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

                EMERSON RADIO CORP. AND SUBSIDIARIES

                              PART II

                         OTHER INFORMATION

ITEM 1.   Legal Proceedings.

               The information required by this item is included in Note 7 of Notes to Interim Consolidated Financial Statements filed in
          Part I of Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference. Please refer to Part 1 Item-3-Legal Proceedings in the Company's most recent annual report on Form 10-K and Part III - Item 1 - Legal Proceedings in the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1997.

ITEM 2.   Changes in Securities and Use of Proceeds.

                The Company's U.S. Senior Secured Credit Facility and the Indenture governing the Company's 8-1/2% Senior Subordinated Convertible Debentures due 2002 contain certain dividend payment restrictions on the Company's common stock. In addition, the Company's Certificate of Incorporation defining the rights of the Series A Preferred Stock prohibits payment of dividends on the common stock unless the Series A dividends are paid or put aside. The Series A Preferred Stock accrues dividends payable on a quarterly basis at a 7% dividend rate through March 31, 1997, then declining by a 1.4% dividend rate each succeeding year until March 31, 2001 when no further dividends are payable. The Company is currently in arrears on $727,000 of dividends on the Company's Series A Preferred Stock.

                The Series A Preferred Stock is convertible into shares of the Company's common stock at any time during the period beginning on March 31, 1997 and ending on March 31, 2002. The conversion rate is equal to 80% times the average of the daily market prices of a share of the Company's common stock for the 60 consecutive days immediately preceding the conversion date.

                During the three and six months ended September 30, 1997, the Company issued a total of 3,460,026 and 3,756,056 shares of the common stock, respectively, upon conversion of 1684 and 1984 shares of Series A Preferred Stock, respectively. No consideration was received by the Company for the issuance of the shares of common stock. The shares of common stock were issued by the Company to certain of its existing holders of Series A Preferred Stock where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. The shares of common stock were issued pursuant to
          Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3.   Preferred Stock Dividends.

               As of the date of this report, the Company was in arrears on $727,000 of dividends on its Series A Preferred Stock.

ITEM 4.   Not Applicable.

ITEM 5.   Other Information.

               (a) Certain statements in this quarterly report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report and in future filings by the Company with the Securities and Exchange Commission, constitute "forward looking statements" within the meaning of the Reform Act. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: product supply and demand; general economic and business conditions of the retail consumer electronics market; price competition and competition from companies with greater resources; success of operating initiatives and new product introductions, including CinemaSurround(trademark); operating costs including continuing the Company's cost reduction program and Company's return to vendor program; effects of foreign trade; effects of the reversion of Hong Kong to the sovereignty of the Peoples' Republic of China; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; outcome of the events described in Note 7 to the Interim Consolidated Financial Statements which is incorporated by reference herein; success of the Company's acquisition strategy including results of SSG's operations; changes in business strategy or development plans; maintaining important agreements such as the agreement with Daewoo and the Management Services Agreement with SSG; success of management's strategy to finance or refinance the Company's operations; quality of management; success of licensing arrangements; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or the failure to comply with, government regulations and other factors referenced in this quarterly report.

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

                (10) (a) Loan and Security Agreement, dated March 31, 1994, by and among Emerson, Majexco Imports, Inc. and Congress Financial Corporation ("Congress") (incorporated by reference to Exhibit (10)
          (f) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

                (10) (b) Amendment No. 1 to Financing Agreements, dated as of August 24, 1995, among Emerson, Majexco Imports, Inc. and Congress (incorporated by reference to Exhibit (2) of Emerson's Current Report on Form 8-K filed with the SEC on September 8, 1995).

                (10) (c) Amendment No. 2 to Financing Agreements, dated as of February 13, 1996 (incorporated by reference to Exhibit (10) (c) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

                (10) (d) Amendment No. 3 to Financing Agreements, dated as of August 20, 1996 (incorporated by reference to Exhibit (10) (b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

                (10) (e) Amendment No. 4 to Financing Agreements, dated as of November 14, 1996 (incorporated by reference to Exhibit (10) (c) of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

                (10) (f) Amendment No. 5 to Financing Agreements, dated as of February 18, 1997 (incorporated by reference to Exhibit (10) (e) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

                (10) (g) Amendment No. 6 to Financing Agreements, dated as of August 14, 1997.*

                 (10) (h) Emerson Radio Corp. Stock Compensation Program (incorporated by reference to Exhibit (10) (i) of Emerson's
          Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

                (10)  (i)   Employment Agreement between Emerson and  Eugene  I.
          Davis (incorporated by reference to Exhibit 6(a)(4) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

                (10) (j) Extension of Employment Agreement between Emerson and Eugene I. Davis dated April 16, 1997 (incorporated by reference to Exhibit (10)(n) of Emerson's Annual Report on Form 10-K for the year ended March 31, 1997).

                (10) (k) Employment Agreement between Emerson and Geoffrey P. Jurick (incorporated by reference to Exhibit 6(a)(6) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

                (10) (l) Employment Agreement between Emerson Radio (Hong Kong) Ltd. and Geoffrey P. Jurick (incorporated by reference to Exhibit 6(a)(6) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

                 (10) (m) Employment Agreement between Emerson Radio International Ltd. (formerly Emerson Radio (B.V.I.), Ltd.) and Geoffrey P. Jurick (incorporated by reference to Exhibit 6(a)(6) of Emerson's Quarterly Report on Form 10-Q for quarter ended June 30,
          1992).

                (10) (n) Extension of Employment Agreement between Emerson and Geoffrey P. Jurick dated April 16, 1997 (incorporated by reference to Exhibit (10)(r) of Emerson's Annual Report on Form 10-K for the year ended March 31, 1997).

                (10)  (o)   Lease Agreement dated as of March 26, 1993,  by  and
          between Hartz Mountain Parsippany and Emerson with respect to the premises located at Nine Entin Road, Parsippany, NJ (incorporated by reference to Exhibit (10) (ww) of Emerson's Annual Report on Form 10-K for the year ended December 31, 1992).

                (10) (p) Employment Agreement, dated April 1, 1994, between Emerson and John Walker (incorporated herein by reference to Exhibit
          (10)(ee) of Emerson's Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

               (10) (q) Amendment No. 1 to Employment Agreement between Emerson and John P. Walker dated April 16, 1997 (incorporated by reference to Exhibit (10)(u) of Emerson's Annual Report on Form 10-K for the year ended March 31, 1997).

                (10) (r) Employment Agreement, dated January 29, 1996 between Emerson and Marino Andriani (incorporated herein by reference to Exhibit (10) (a) of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

                (10) (s) Partnership Agreement, dated April 1, 1994, between Emerson and Hopper Radio of Florida, Inc (incorporated by reference to Exhibit (10) (q) of Emerson's Annual Report on Form 10-K for the year ended March 31, 1995).

                (10) (t) Agreement, dated as of April 24, 1996 by and among Emerson and E & H Partners relating to amendments of the Partnership Agreement dated April 1, 1994 and the Sales Agreement dated April 1, 1994 and the settlement of certain outstanding litigation.

                (10) (u) License Agreement, dated February 22, 1995, between Emerson and Otake Trading Co. Ltd. and certain affiliates ("Otake") (incorporated by reference to Exhibit 6(a)(1) of Emerson's Quarterly Report on Form 10-Q for quarter ended December 31, 1994).

                (10) (v) Supply Agreement, dated February 22, 1995, between Emerson and Otake (incorporated by reference to Exhibit 6(a)(2) of Emerson's Quarterly Report on Form 10-Q for quarter ended December 31,
          1994).

                 (10)   (w)   1994  Non-Employee  Director  Stock  Option   Plan
          (incorporated by reference to Exhibit (10) (y) of Emerson's Annual Report on Form 10-K for the year ended March 31, 1995).

                (10) (x) License Agreement, dated as of August 23, 1996 between Emerson and REP Investment Limited Liability Company (incorporated by reference to Exhibit (10) (d) of Emerson's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1996).

                (10) (y) Distribution Agreement, dated as of September 11, 1996 between Emerson, Emerson Radio Canada Ltd. and AVS Technologies Inc. (incorporated by reference to Exhibit (10) (e) of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

               (10) (z) Stipulation of Settlement and Order dated June 11, 1996 by and among the Official Liquidator of Fidenas International Bank Limited, Petra Stelling, Barclays Bank PLC, the Official Liquidator of Fidenas Investment Limited, Geoffrey P. Jurick, Fidenas International Limited, L.L.C., Elision International, Inc., GSE Multimedia Technologies Corporation and Emerson.

                (10) (aa) Pledge Agreement dated as of February 4, 1997 by Fidenas International Limited, L.L.C. ("FIN") in favor of TM Capital Corp. (incorporated by reference to Exhibit (10) (a) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31,
          1996).

                (10) (ab) Registration Rights Agreement dated as of February 4, 1997 by and among Emerson, FIN, the Creditors, FIL and TM Capital Corp. (incorporated by reference to Exhibit (10) (b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31,
          1996).

                (10) (ac) License and Exclusive Distribution Agreement with Cargil International Corp. dated as of February 12, 1997 (incorporated by reference to Exhibit (10) (c) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

                 (10)   (ad)   Supply  and  Inspection  Agreement  with   Cargil
          International Corp. dated as of February 12, 1996 (incorporated by reference to Exhibit (10) (d) of Emerson's Quarterly Report on
          Form 10-Q for the quarter ended December 31, 1996).

                (10) (ae) Agreement dated April 10, 1997 between Emerson and Daewoo Electronics Co., Ltd. (incorporated by reference to Exhibit
          (10)(ak) of Emerson's Annual Report on Form 10-K for the year ended March 31, 1997).

                (10) (af) Securities Purchase Agreement dated as of November 27, 1996, by and between Sport Supply Group, Inc. ("SSG") and Emerson (incorporated by reference to Exhibit (2)(a) of Emerson's Current Report on Form 8-K dated November 27, 1996).

                (10) (ag) Form of Warrant Agreement by and between SSG and Emerson (incorporated by reference to Exhibit (4)(a) of Emerson's Current Report on Form 8-K dated November 27, 1996).

                (10) (ah) Form of Registration Rights Agreement by and between SSG and Emerson (incorporated by reference to Exhibit (4)(b) of Emerson's Current Report on Form 8-K dated November 27, 1996).

                (10) (ai) Consent No. 1 to Financing Agreements among Emerson, certain of its subsidiaries, and Congress (incorporated by reference to Exhibit (10)(b) of Emerson's Current Report on Form 8-K dated November 27, 1996).

                (10) (aj) License Agreement dated as of June 16, 1997 by and between World Wide One Ltd. and Emerson (incorporated by reference to Exhibit (10)(ap) of Emerson's Annual Report on Form 10-K for the year ended March 31, 1997).

                (10) (ak) Agreement dated as of July 2, 1997 by and between Hi Quality International (U.S.A.) Inc. and Emerson (incorporated by reference to Exhibit (10)(aq) of Emerson's Annual Report on Form 10-K for the year ended March 31, 1997).

                (10) (al) Form of Indemnification Agreement dated September 23, 1997 by and between the Company and Terrence
          M. Babilla.*

                (10) (am) Consulting Agreement effective as of July 1, 1997 by and between the Company and Jerome E. Ruzicka.*

          (11) Computation of Primary Earnings Per Share.*

                (27) Financial Data Schedule for the six months ended September 30, 1997.*

(b)            Reports on Form 8-K:

               (1)  During the three month period ended September
          30, 1997, no Form 8-K was filed.

__________________
*  Filed herewith.

                      EMERSON RADIO CORP. AND SUBSIDIARIES

                              PART II

                   OTHER INFORMATION - CONTINUED


                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EMERSON RADIO CORP.
                                      (Registrant)


Date:  November 14, 1997      /s/ Geoffrey P. Jurick
                                  Geoffrey P. Jurick
                                  Chairman, Chief Executive Officer and
                                  President





Date: November 14, 1997       /s/ John P. Walker
                                  John P. Walker
                                  Executive Vice President and
                                  Chief Financial Officer