Form 10-Q
period 1997-12-31
EMERSON RADIO CORP
filed 1998-02-17
CIK 32621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1997

                            or

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of common stock as of February 12, 1998: 50,491,786.
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                 Nine Months Ended     Three Months Ended
                                    December 31,          December 31,
                                 1997       1996        1997       1996

Net revenues . . . . . . . . .   $123,838   $151,284    $48,295    $49,628

Costs and expenses:

   Cost of sales . . . . . . .    109,343    145,354     42,157     48,818

Gross Profit . . . . . . . . .     14,495      5,930      6,138        810

   Other operating costs and
     expenses. . . . . . . . .      2,302      2,111        799        488

   Selling, general &
     administrative expenses .     11,364     14,698      4,210      4,993

   Restructuring and other
     nonrecurring charges. . .         52      2,811          0         77

Operating Profit (loss). . . .        777    (13,690)     1,129     (4,748)

Equity in Earnings (loss) of
   Affiliate                        1,084          0         (5)         0

Interest expense . . . . . . .      2,018      2,525        619        867

Earnings (loss) before income
   taxes . . . . . . . . . . .       (157)   (16,215)       505     (5,615)

Provision for income taxes . .         53        194         12         28

Net Earnings (loss). . . . . .   $   (210)  $(16,409)    $  493    $(5,643)

Basic Earnings (loss) per
   share . . . . . . . . . . .   $   (.01)  $   (.42)    $  .01   $   (.14)


The accompanying notes are an integral part of the interim consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                                     Dec. 31,     March 31,
                                                       1997         1997
                                                    (Unaudited)
     ASSETS
     Current Assets:
      Cash and cash equivalents  . . . . . . . . .   $  2,912     $  2,640
       Accounts receivable (less allowances of
         $4,584 and $6,001, respectively) . . . . .     5,824       12,452
       Inventories  . . . . . . . . . . . . . . . .    13,036       13,329
       Prepaid expenses and other current assets  .     9,034        6,497

         Total current assets . . . . . . . . . . .    30,806       34,918

     Property and equipment - (at cost less
       accumulated depreciation and amortization
       of $3,526 and $3,521, respectively). . . . .     1,551        2,130
     Investment in unconsolidated affiliate . . . .    16,997       16,033
     Other assets . . . . . . . . . . . . . . . . .     5,145        5,687

         Total Assets . . . . . . . . . . . . . . .   $54,499     $ 58,768

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
       Notes payable  . . . . . . . . . . . . . . .   $   662     $  5,689
       Current maturities of long-term debt . . . .        89           85
       Accounts payable and other current
         liabilities  . . . . . . . . . . . . . . .    12,913       13,053
       Accrued sales returns  . . . . . . . . . . .     4,505        2,730
       Income taxes payable . . . . . . . . . . . .       120          103

         Total current liabilities  . . . . . . . .    18,289       21,660

     Long-term debt . . . . . . . . . . . . . . . .    20,778       20,856
     Other non-current liabilities  . . . . . . . .       190          223

     Shareholders' Equity:
     Preferred stock - $.01 par value, 10,000,000
       shares authorized, 5,887 and 10,000 shares
       issued and outstanding, respectively . . . .     5,298        9,000
     Common stock - $.01 par value, 75,000,000
       shares authorized, 49,226,529 and 40,335,642
       shares issued and outstanding, respectively.       492          403
     Capital in excess of par value . . . . . . . .   112,634      109,278
     Accumulated deficit  . . . . . . . . . . . . .  (103,380)    (102,843)
     Cumulative translation adjustment  . . . . . .       198          191

         Total shareholders' equity   . . . . . . .    15,242       16,029

         Total Liabilities and Shareholders' Equity   $54,499     $ 58,768


     The accompanying notes are an integral part of the interim consolidated financial statements.

                 EMERSON RADIO CORP. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                       (In thousands of dollars)
                                                   Nine Months Ended
                                                     December 31,
                                                    1997        1996
Cash Flows from Operating Activities:

  Net cash provided by operating
     activities . . . . . . . . . . . . . . . .    $ 5,387    $ 11,317

Cash Flows from Investing Activities:

  Investment in unconsolidated company. . . . .          -   $(14,398)
  Additions to property and equipment . . . . .        (14)      (218)
  Other . . . . . . . . . . . . . . . . . . . .          -        112
  Net cash provided (used) by investing
     activities . . . . . . . . . . . . . . . .        (14)   (14,504)

Cash Flows from Financing Activities:

  Net repayments under line of credit
    facility . . . . . . . . . . . . . . . . .      (5,027)    (6,418)
  Other. . . . . . . . . . . . . . . . . . . .         (74)      (407)
  Net cash used by financing
    activities . . . . . . . . . . . . . . . .      (5,101)    (6,825)

Net increase (decrease) in cash and cash
  equivalents  . . . . . . . . . . . . . . . .         272    (10,012)
Cash and cash equivalents at beginning
  of year. . . . . . . . . . . . . . . . . . .       2,640     16,133

Cash and cash equivalents at end of period . .    $  2,912(a) $ 6,121(a)

Supplemental disclosure of cash flow information:

  Interest paid  . . . . . . . . . . . . . . .    $  1,622   $  2,532

  Income taxes paid  . . . . . . . . . . . . .    $     51   $     15

(a)   The  balances at December 31, 1997 and 1996 include $1.0 million and  $4.0 million,  respectively,  of  cash and cash equivalents  pledged  to  assure  the availability of certain letter of credit facilities.


The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
NOTE 1 - BUSINESS

      These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Emerson Radio Corp.'s (the "Company" or "Emerson") consolidated financial position as of December 31, 1997 and the results of operations for the three and nine month periods ended December 31, 1997 and 1996. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company's annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 1997, included in the Company's annual report on Form 10-K.

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

      Due to the seasonal nature of the Company's consumer electronics business, the results of operations for the three and nine month periods ended December 31, 1997 are not necessarily indicative of the results of operations that may be expected for the full year ending March 31, 1998.

NOTE 2 - EARNINGS (LOSS) PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"), which requires companies to adopt a method for reporting basic and diluted earnings per share. All earnings per share amounts for all periods have been presented and where necessary, restated to conform to the Statement No. 128 requirements. The following table sets forth the computation of basic earnings (loss) per share:


                                 (In thousands, except per share amount)
                                 Nine Months Ended    Three Months Ended
                                    December 31,         December 31,
                                  1997      1996        1997       1996

   Income (loss) . . . . . . .   $ (210)   $(16,409)    $ 493     $(5,643)
   Less:  Preferred Stock
    Dividends. . . . . . . . .      327         525        89         175

   Income (loss) available to
    Common Stockholders
    (numerator). . . . . . . .     (537)    (16,934)      404      (5,818)

   Weighted average shares
     (denominator) . . . . . .    43,463     40,281    47,394      40,295
   Basic earnings (loss) per
     share . . . . . . . . . .   $  (.01)   $  (.42)  $   .01    $   (.14)


Options and warrants to purchase approximately 1.1 million(a) and 670,000 shares of Common Stock at $1.00 to $2.88 and $1.10 to $4.00 per share, respectively, were outstanding during the period ending December 31, 1997 but were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Convertible preferred stock equivalent to 15.8 million common shares, Convertible Senior Subordinated Debentures equivalent to 5.2 million common shares if converted are excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

(a) Excludes 600,000 options issued to Eugene I. Davis, a former executive, subject to litigation as more fully explained in Note 8.

NOTE 3 - CAPITAL STRUCTURE

      In February 1997 the Financial Accounting Standards Board issued Statement No. 129 "Disclosure of Information About Capital Structure" which requires companies to adopt a method for reporting an entity's capital structure and relevant information in summary format. The following disclosure sets forth the required information.

      The Company maintains various securities at December 31, 1997 and December 31, 1996 that are summarized as follows.

PREFERRED CONVERTIBLE STOCK - The Company issued 10 million shares of Series A Convertible Preferred Stock in conjunction with the Company's Plan of Reorganization completed March 31, 1994. The preferred shares are convertible to common shares at any time beginning March 31, 1997 and through March 31, 2002. The conversion rate is equal to 80% of the average daily market price of the Company's common stock for the 60 consecutive days immediately preceding the conversion date.

      During the three and nine months ended December 31, 1997, the Company issued 5.1 million and 8.9 million shares of common stock, respectively, upon conversion of 2,129 and 4,113 shares of Series A Preferred Stock for which no consideration was received by the Company. If all existing outstanding Preferred shares were converted at December 31, 1997, 15.8 million additional common shares would be issued. Dividends for the Preferred Stock accrue and are payable quarterly at 7% up to March 31, 1997 then declining by 1.4% each succeeding year until March 31, 2001 when no further dividends are payable. The dividend rate is presently 5.6%. As of December 31, 1998 $810,000 of dividends were in arrears of which $83,000 have since been paid.

       Preferred shareholders have liquidation rights subordinated to the Company's Senior Secured Lender and 8 1/2% Senior Subordinated Convertible Debentures.

8 1/2% SENIOR SUBORDINATED CONVERTIBLE DEBENTURES - The Company has outstanding $20.8 million of Senior Subordinated Convertible Debentures due in 2002 and pay interest quarterly. The Debentures are redeemable, in whole or in part, at the Company's option at the following redemption price:

                       AUGUST 15    REDEMPTION
                         (YEAR)       PRICE

                          1998         104%
                          1999         103%
                          2000         102%
                          2001         101%


      Holders may redeem the Debentures at any time at a conversion price of $3.9875 per share of common stock, subject to certain adjustments which would result in 5.2 million additional common shares being issued. If a change in control of the Company occurs, subject to certain circumstances, debenture holders can require the Company to offer to repurchase all outstanding Debentures, in whole or in part, at 100% for their principal amount plus accrued interest.

      The debentures are subordinated to all existing and future senior indebtedness.

OPTIONS AND WARRANTS - The Company has outstanding approximately 1.1 million(a) options with exercise prices ranging from $1.00 to $2.88. If the options were exercised, the holders would have rights similar to common share holders.

(a) Excludes 600,000 options issued to Eugene I. Davis, a former executive, subject to litigation as more fully explained in Note 8.

      Outstanding warrants total approximately 670,000 which have conversion prices ranging from $1.10 to $4.00. If the warrants were exercised, the holders would have rights similar to common share holders.

NOTE 4 - INCOME TAXES

      The provision for income taxes for the three and nine month periods ended December 31, 1997 and 1996 consist primarily of taxes related to international operations. The Company did not recognize tax benefits for losses incurred by its domestic operations during the nine months ended December 31, 1997, nor was a tax liability recorded for the net income earned during the three months ended December 31, 1997.

NOTE 5 - INVENTORY

     Spare parts inventories, net of reserves, aggregating $1.2 million and $1.5 million at December 31, 1997 and March 31, 1997, respectively, are included in "Prepaid expenses and other current assets."

NOTE 6 - INVESTMENT IN UNCONSOLIDATED AFFILIATE

      On December 10, 1996, the Company purchased from Sport Supply Group, Inc. ("SSG") 1.6 million shares of newly issued common stock, $.01 par value per share (the "SSG Stock"), for aggregate consideration of $11.5 million, or approximately $7.19 per share. In addition, the Company purchased, for an aggregate consideration of $500,000, five-year warrants (the "SSG Warrants") to acquire an additional 1.0 million shares of SSG Stock at an exercise price of $7.50 per share, subject to standard anti-dilution adjustments, pursuant to a Warrant Agreement. Prior to such purchase, the Company beneficially owned approximately 9.9% of the outstanding shares of SSG Stock which it had purchased for $4.2 million in open market transactions. Based upon the Company's purchase of the SSG Stock as set forth above, net of the effect of SSG's open market repurchases of stock through December 31, 1997, the Company owns approximately 28% of the outstanding shares of SSG stock. If the Company exercises all of the SSG Warrants, it will beneficially own approximately 36% of the outstanding SSG stock. In connection with such purchase, SSG elected the Company's designees to become the majority of the members of its Board of Directors and certain of the Company's management is directly involved in SSG's day-to-day operations.

     The investment in and results of operations of SSG are accounted for by the equity method. SSG's fiscal year end has been changed from October 31 to September 30, and the Company's equity in earnings (losses) of SSG is being recorded on a three-month delay basis. The Company's investment in SSG includes goodwill of $4.0 million which is being amortized on a straight line basis over 40 years. Equity in earnings (loss) of SSG was $(5,000) and $1.1 million for the three and nine month periods ended December 31, 1997. At December 31, 1997, the aggregate market value quoted on the New York Stock Exchange of Emerson's shares of the SSG Common Stock owned by the Company was approximately $16.8 million excluding the value of the SSG warrants. Summarized financial information derived from SSG's audited financial statements filed with the Securities and Exchange Commission is as follows (in thousands):

                                      AS OF SEPTEMBER 26, 1997

 Current assets                                $31,114
 Property, plant and equipment
   and other assets                             19,370
 Current liabilities                             7,109
 Long-term debt                                  4,396



                                          FOR THE 11 MONTH
                                         FISCAL PERIOD ENDED
                                         SEPTEMBER 26, 1997

 Net revenues                                  $79,109
 Gross Profit                                   31,404
 Earnings from continuing operations             3,552
 Loss from discontinued operations              (2,574)
 Net earnings                                        2


NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following:
(In thousands of dollars)

                                        Dec. 31,    March 31,
                                          1997        1997

8 1/2% Senior Subordinated Convertible
  Debentures Due 2002
  (the "Debentures"). . . . . . .        $20,750     $20,750
Other . . . . . . . . . . . . . .            117         191
                                          20,867      20,941
Less current obligations. . . . .             89          85
                                         $20,778     $20,856


NOTE 8 - LEGAL PROCEEDINGS

     Pursuant to the Company's bankruptcy restructuring plans on March 31, 1994, 30 million shares of the Company's Common Stock were issued to GSE Multimedia Technologies Corporation ("GSE"), Fidenas International Limited, L.L.C. ("FIN") and Elision International, Inc. ("Elision"). GSE, FIN and Elision (the "Affiliated Entities") are all affiliates of Geoffrey P. Jurick, the Company's Chairman of the Board, Chief Executive Officer and President. On June 11, 1996, a Stipulation of Settlement and Order (the "Settlement Agreement") was executed, which settles various legal proceedings in Switzerland, the Bahamas and the United States. The Settlement Agreement provides for, among other things, the payment by Mr. Jurick and his Affiliated Entities of $49.5 million to various claimants of Mr. Jurick and the Affiliated Entities (the "Creditors"), to be paid from the proceeds of the sale of certain of the 29.2 million shares of Emerson common stock (the "Settlement Shares") owned by the Affiliated Entities. In addition, Mr. Jurick is to be paid the sum of $3.5 million from the sale of the Settlement Shares. The Settlement Shares are to be sold over an indeterminate period of time by a financial advisor, initially TM Capital (the "Advisor"). The Advisor is continuing to formulate and refine a marketing plan taking into consideration (i) the interests of Emerson's minority stockholders, and (ii) the goal of generating sufficient proceeds to pay the Creditors and Mr. Jurick as quickly as possible. The Settlement Shares have been divided into two pools. The Pool A Shares currently consist of 15.3 million shares of Emerson's common stock. The Pool B Shares currently consist of the number of Emerson shares with respect to which Mr. Jurick must retain beneficial ownership of voting power to avoid an event of default arising out of a change of control pursuant to the terms of the Company's Loan and Security agreement with a U.S. financial institution (the "Lender") and/or the Indenture governing the Company's 8 1/2% Senior Subordinated Convertible Debentures Due 2002 (the "Debentures"). Sales may be made of the Settlement Shares pursuant to a registered offering if the sales price is not less than 90% of the average of the three most recent closing prices (the "Average Closing Price"), or, other than in a registered offering, of up to 1% per quarter of the Emerson common stock outstanding, if the sales price is not less than 90% of the Average Closing Price. Any other attempted sales are subject to the consent of the Company, Mr. Jurick, the Creditors, and, if necessary, the United States District Court in Newark, New Jersey.

      All of the Settlement Shares secure payment of the $49.5 million owed to the Creditors on a first priority basis. Any Creditor may apply to the Court for an order to terminate the Settlement Agreement if certain events occur. Such events include, without limitation, delisting of the Settlement Shares from a national securities exchange or a determination that there is no reasonable prospect that the goals contemplated by the Settlement Agreement can be achieved. On November 26, 1997, Petra Stelling and Barclays Bank filed a motion with the Court for an order (i) terminating the Settlement Agreement on the ground that there is no reasonable prospect that the goals contemplated by the Settlement Agreement can be accomplished, and (ii) granting the Creditors authorization to exercise all the rights and remedies provided by the Settlement and Pledge Agreements in the event of termination including authorizing the Collateral Agent to sell the Emerson Shares to fund payment of the Settlement Amount and to vote the Emerson Shares pending such sale, directing the entry and release of the Consent Judgments, authorizing Petra Stelling to enforce the Swiss Judgment and for such other relief as the Court deems appropriate. The time for the Company and Mr. Jurick to respond to the motion is presently scheduled for February 19, 1997, the Creditors then have an opportunity to reply and the Court will schedule a hearing thereafter.

      If the Court enters an order terminating the Settlement Agreement, the Creditors may take any action permitted by law to execute the Consent Judgments given to them in connection with the Settlement Agreement to collect the unpaid balance (including, without limitation, foreclosing on the Settlement Shares). If the Creditors foreclose on the Settlement Shares and such foreclosure results in a change of control (as defined in the Indenture governing the Debentures) of the Company, such foreclosure will be deemed an event of default under the Company's Senior Secured Credit Facility and under the Indenture pursuant to which the Debentures were issued. Such default entitles the debtholders, under certain circumstances, to accelerate payment of all such indebtedness. Any such acceleration would have a material adverse effect on the Company.

      On December 20, 1995, the Company filed suit in the United States District Court for the District of New Jersey against Orion Sales, Inc., Otake Trading Co. Ltd., Technos Development Limited, Shigemasa Otake, and John Richard Bond, Jr., (collectively, the "Otake Defendants") alleging breach of contract, breach of covenant of good faith and fair dealing, unfair competition, interference with prospective economic gain, and conspiracy in connection with certain activities of the Otake Defendants under certain agreements between the Company and the Otake Defendants. On December 21, 1995, Orion Sales, Inc. and Orion Electric (America), Inc. filed suit against the Company in the United States
District Court, Southern District of Indiana, Evansville Division, alleging various breaches of certain agreements by the Company, including breaches of the confidentiality provisions, certain payment breaches, breaches of provisions relating to product returns, and other alleged breaches of those agreements, and seeking damages in the amount of $2.5 million, together with interest thereon, attorneys' fees, and certain other costs. While the outcome of the New Jersey and Indiana actions are not certain at this time, the Company believes it has meritorious defenses against the claims made by the plaintiffs in the Indiana action. In any event, the Company believes the results of that litigation should not have a material adverse effect on the financial condition of the Company or on its operations.

     The Company is presently engaged in litigation regarding several bankruptcy claims which have not been resolved since the restructuring of the Company's debt in March 31, 1994. The largest claim was filed on or about July 25, 1994 in connection with the rejection of certain executory contracts with two Brazilian entities, Cineral Electronica de Amazonia Ltda. and Cineral Magazine Ltda. (collectively, "Cineral"). The amount currently claimed is for $93.6 million, of which $86.8 million represents a claim for lost profits. The claim will be satisfied, to the extent the claim is allowed by the Bankruptcy Court, in the manner other allowed unsecured claims were satisfied. The Company has objected to the claim and intends to vigorously contest such claim and believes it has meritorious defenses to the highly speculative portion of the claim for lost profits and the portion of the claim for actual damages for expenses incurred prior to the execution of the contracts. An adverse final ruling on the Cineral claim could have a material adverse effect on the Company, even though it would be limited to 18.3% of the final claim determined by a court of competent jurisdiction; however, with respect to the claim for lost profits, the Company believes the chances for recovery for lost profits are remote.

      On September 24, 1997, pursuant to the terms of his Employment Agreement, as amended, Eugene I. Davis, former Vice Chairman of the Company, was requested to resign as a director. On September 25, 1997 the Company terminated Mr. Davis' employment. The circumstances surrounding such termination of employment are the subject of two proceedings filed in the Superior Court of the State of New Jersey ("Superior Court"). The Company filed an action in the Chancery Division of the Superior Court against Mr. Davis on October 2, 1997, seeking injunctive and other relief arising from claims of breach of contract, breach of good faith and fair dealing and breach of fiduciary duty. On or about October 1, 1997, Mr. Davis filed an action against the Company, SSG and various unnamed "Johns Doe" in the Law Division of the Superior Court seeking damages against the Company, its affiliates and the unnamed "Johns Doe", jointly and severally, alleging breach of contract, tortious interference with contractual relationships and compelled defamation. The Company has filed and served an answer to Mr. Davis' claims and has counterclaimed for injunctive and declaratory relief, and money damages, arising from Mr.
Davis' breaches of contract and fiduciary duty, conversion, tortious interference with contract and unjust enrichment. While the outcome of these actions are not certain at this time, the Company believes it has meritorious defenses against the claims made by Mr. Davis. In any event, the Company believes the results of the litigation should not have a material adverse effect on the financial condition of the Company or on its results of operations.

      In June and October 1988, the Franchise Tax Board of the State of California issued a formal Notice of Action assessing an additional state income tax deficiency of approximately $664,000, in the aggregate, plus interest, for the fiscal years 1980, 1985 and 1986. This matter was temporarily stayed during the Company's bankruptcy proceeding, until the Bankruptcy Court entered an Order of Abstention directing the parties to litigate in California. The proceeding in California is currently pending and a hearing is scheduled for February 26, 1998.

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

     On January 19, 1998, the Company was served with a Summons and Statement of Claim arising from a lawsuit filed in the Regional Court - 21st Civil Division, Frankfurt am Main, Germany, filed by Professor Gerhard Eisenbach against the Company, Geoffrey P. Jurick, the Company's Chairman, Chief Executive Officer and President, Fidenas International Ltd. LLC, an affiliate of Mr. Jurick, and
Eugene  I.  Davis,  a  former  executive officer of  the  Company,  jointly  and severally, alleging breach of contractual duty, tort and investment fraud arising from Eisenbach's $1,000,000 investment in the Company, on or about March 31, 1994, in conjunction with the Company's reorganization in the Bankruptcy Court. The Statement of Claim seeks damages against the defendants in the amounts of US$1,000,000 plus 8.75% interest accruing since April 1, 1994 and DM107,850.00 plus 4% interest accruing from the date of service of the Statement of Claim as well as other costs of litigation. The time for the Company to respond has not expired and a hearing has been scheduled for June 22, 1998. While the outcome of this action is not certain at this time, the Company believes it has meritorious defenses to the claims made and intends to vigorously defend this action.

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

GENERAL

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

      In April 1997, Emerson executed a four-year agreement with Daewoo Electronics Co. Ltd. and its U.S. affiliate (collectively, "Daewoo"). This agreement provides that, subject to certain existing agreements relating to sales of video products to Wal-Mart Stores, Inc. ("Wal-Mart"), Daewoo manufacture and sell television and video products bearing the Emerson and G-Clef trademark to all customers in the U.S. market. The Company arranges sales and provides marketing services and receives commissions for such services. Such commissions are recorded as licensing revenues. Sales of television and video products to Wal-Mart are currently subject to an existing license/supply agreement which expires on March 31, 1998. The Company has presented its line of video products bearing the Emerson and G-Clef trademark to all of its accounts based in the United States and continues to receive responses from the accounts for product placement. No assurance can be made that the Company will be able to renew, renegotiate or replace such license/supply agreements on terms favorable to the Company or if at all, the loss of which would result in a loss of the licensing revenues thereon and would have a material adverse effect on the financial condition of the Company.

      In June 1997, the Company entered into a non-exclusive license agreement with World Wide One, a Hong Kong corporation, for use of the Emerson and G-Clef trademark in connection with the sale of certain consumer electronics products and other products for sale exclusively to certain retail chains located in Asia. In February 1998, this agreement was amended to extend the term from 18 months to 24 months. Emerson provides sourcing and inspection services for at least 50% of World Wide One's purchase requirements.

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

RESULTS OF OPERATIONS

      NET REVENUES Consolidated net revenues for the three and nine month periods ended December 31, 1997 decreased $1.3 million (3%) and $27.4 million (18%) as compared to the same periods in the fiscal year ended March 31, 1997 ("Fiscal 1997"), respectively. The decrease in revenues resulted primarily from decreases in unit sales of video cassette recorders, televisions and television/video cassette recorder combination units due to the Company's agreement with Daewoo described above. The decrease also resulted from decreases in unit sales of (i) home audio products, due to a reduction in the variety of products offered and (ii) car audio products, which were discontinued in Fiscal 1998. Furthermore, the Company's Canadian and European sales decreased $1.8 and $5.9 million for the three and nine month periods ended December 31, 1997, respectively, as a result of the closure of these operations in favor of independent distributors. The reduced revenues were partially offset by increased sales of microwave ovens and the introduction of the Company's new home theater product, CinemaSurround(TM), into foreign markets as well as the U.S. market. Revenues earned from the licensing of the Emerson and G-Clef trademark were $1 million and $3.4 million in the three and nine month periods ended December 31, 1997 as compared to $1 million and $3 million in the same periods in Fiscal 1997, respectively.

      The Company reports royalty and commission revenues earned from its licensing arrangements, covering various products and territories, in lieu of reporting the full dollar value of such sales and associated costs. Consequently, the Company's future related revenues, as compared to pre-Fiscal 1997, are expected to be lower but the Company's gross profit margins should improve. The Company expects its U.S. gross sales on its Core Products to improve and its margins on such sales to also improve due to the change in product mix to higher margin products.

      GROSS PROFIT Gross profit, as a percentage of consolidated revenues, was 13% and 12% for the three and nine month periods ended December 31, 1997 as compared to 2% and 4% for the same periods in Fiscal 1997, respectively. In absolute dollars, gross profit increased by $5.3 million (658%) and $8.6 million (144%) for the three and nine month periods ended December 31, 1997 as compared to the same periods in Fiscal 1997. The significant improvement in gross profit in absolute dollars and as a percent of sales for the three and nine month periods ended December 31, 1997 as compared to the same periods in the prior Fiscal year were primarily attributable to the change in product mix to higher margin products and the reduction of inventory overhead costs due to the
Company's successful efforts to shift a higher proportion of its sales to its customers on a direct import basis. For the three and nine month periods ended December 31, 1997, products representing approximately 79% and 84% of net revenues were directly imported from manufacturers to the Company's customers as compared to 43% and 48% for the same periods in the prior fiscal year, respectively.

      The Company's gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the category of the consumer electronics market in which the Company competes. The Company's products are generally placed in the low-to-medium priced category of the market which tend to be the most competitive and generate the lowest profits. The Company believes that the combination of the (i) arrangement with Daewoo, (ii) license agreement with Cargil, (iii) introduction of its new home theater product, CinemaSurround (TM), and (iv) distributor agreements in Canada, Europe and parts of Asia will all have a favorable impact on the Company's gross profit margins. The Company continues to promote its direct import programs to reduce its inventory levels and working capital risks thereby reducing its inventory overhead costs. In addition, the Company continues to focus on its higher margin products and is reviewing new products which can generate higher margins than its current business, either through license arrangements, acquisitions, joint ventures or on its own.

      OTHER OPERATING COSTS AND EXPENSES Other operating costs and expenses increased $.3 million and $.2 million in the three and nine month periods ended December 31, 1997 as compared to the same periods in Fiscal 1997, respectively, primarily as a result of the Company's inventory servicing costs.

      SELLING,  GENERAL  AND  ADMINISTRATIVE EXPENSES ("S,G&A")    S,G&A,  as  a
percentage of revenues, was 9% for the three and nine month periods ended December 31, 1997, as compared to 10% for the same periods in Fiscal 1997, respectively. In absolute terms, S,G&A decreased by $.8 million and $3.3 million in the three and nine month periods ended December 31, 1997 as compared to the same period in Fiscal 1997, respectively. In the three and nine month periods ended December 31, 1997, the decrease was primarily attributable to the following:

               a) A decrease in salary expense associated with the Company's reduction in staffing levels;

               b)   A decrease in professional fees; and

               c)   A decrease in depreciation expense.

     RESTRUCTURING AND OTHER NONRECURRING CHARGES The Company recorded charges of $2.8 million in the nine month period ended December 31, 1996. The charges recorded in the nine month period ended December 31, 1997 include costs for employee severances relating to further downsizing of the Company's U.S. operations. The charges recorded for the nine months ended December 31, 1996 included (i) costs for employee severance, asset writedowns, and the cost of facility closings and equipment lease write-offs totaling $1.0 million related to the conversion of the Company's local Canadian office to an independent distributor, and (ii) $1.8 million of professional and finance expenses related to the unsuccessful acquisition of International Jensen Incorporated.

      OPERATING PROFIT (LOSS) The Company reported operating profit of $1.1 million and $777,000 for the three and nine months ended December 31, 1997, respectively, compared to losses of $4.8 million and $13.7 million for the same periods ended December 31, 1996. This is attributable to improved gross profit margins due to the change in the mix of products being sold and to the reduced inventory exposure associated with reduced overall inventory levels, and reduced S,G&A expenses.

      EQUITY IN EARNINGS (LOSS) OF UNCONSOLIDATED AFFILIATE The Company's 28% share in the earnings (loss) of SSG amounted to $(5,000) and $1.1 million in the three and nine month periods ended December 31, 1997, respectively. During the fiscal period, SSG reported two consecutive quarters of record earnings, as compared to the same periods a year ago, in its first two quarters of operation under the Company's management.

      INTEREST EXPENSE Interest expense decreased by $248,000 and $507,000 in the three and nine month periods ended December 31, 1997 as compared to the same periods in Fiscal 1997, respectively. The decrease was attributable to a significant reduction in borrowings on the U.S. revolving line of credit facility primarily due to the reduction in inventory and a majority of sales being on a direct import basis. The average rate in effect on the credit facility for the three month periods ended December 31, 1997 and 1996 was approximately 9.75% and 9.5%, respectively.

      NET EARNINGS (LOSS) As a result of the foregoing factors, the Company generated net earnings of $493,000 for the three month period ended December
31, 1997 and incurred a net loss of $210,000 for the nine month period ended December 31, 1997, as compared to net losses of $5.6 million and $16.4 million for the same periods in Fiscal 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $5.4 million for the nine months ended December 31, 1997. Cash was provided by the decrease in accounts receivables partially offset by a decrease in accounts payable and other current liabilities.

      Net cash provided by investing activities was $14,000 for the nine months ended December 31, 1997.

      In the nine months ended December 31, 1997, the Company's financing activities utilized $5.1 million of cash. The Company reduced its borrowings under its U.S. line of credit facility by $5.0 million through the collection of accounts receivable.

      The Company maintains an asset-based revolving line of credit facility, as amended, with a U.S. financial institution (the "Lender") which expires on March 31, 1998. The facility provides for revolving loans and letters of credit, subject to individual maximums which, in the aggregate, cannot exceed the lesser of $30 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. All credit extended under the line of credit is secured by the U.S. assets of the Company except for trademarks, which are subject to a negative pledge covenant. The interest rate on these borrowings is 1.25% above the stated prime rate. At December 31, 1997, there was approximately $662,000 outstanding on the Company's revolving loan facility. At December 31, 1997, the Company's letter of credit facility was not utilized. Based on the "Borrowing Base" amount at December 31, 1997, $4.8 million of the credit facility was not utilized. Pursuant to the terms of the credit facility, as amended, the Company is required to maintain certain financial covenants. At December 31, 1997, the Company was in compliance with all such covenants. The Company plans to renegotiate its asset-based revolving line of credit facility by March 31, 1998. No assurance can be made that the Company will be able to renegotiate its credit facility with the Lender on terms favorable to it or if at all. Although the Company believes that its relationship with the Lender is good, failure by the Company to maintain an asset based lending facility would be an event of default pursuant to the terms of the Indenture governing the Debentures. Such a default, if not cured, would have a material adverse effect on the financial condition of the Company.

      The Company's Hong Kong subsidiary maintains various credit facilities, as amended, aggregating $28.5 million with a bank in Hong Kong consisting of the following: (i) a $3.5 million credit facility which is generally used for letters of credit for a foreign subsidiary's direct import business and affiliates' inventory purchases, and (ii) a $25 million credit facility for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit with the Customer. At December 31, 1997, the Company's Hong Kong subsidiary had pledged $1.0 million in certificates of deposit to this bank to assure the availability of these credit facilities. At December 31, 1997, there were approximately $3.5 million and $12.5 million of letters of credit outstanding on the credit facilities, respectively. The Hong Kong credit facilities are subject to an annual review in April 1998. No assurance can be made that the Company will be able to maintain these credit facilities. The Company's financial relationship with its bank has been good, however, failure by the Company to renew, renegotiate or replace these credit facilities in April 1998 may have a material adverse effect on the financial condition of the Company or on its operations.

      At present, management believes that future cash flow from operations and the institutional financing noted above will be sufficient to fund all of the Company's cash requirements for the next twelve months. However, the adequacy of future cash flow from operations is dependent upon (i) the Company achieving its business plan and (ii) successfully refinancing the Company's credit facilities. The Company's results of operations were substantially in line with its business plan for the nine months ended December 31, 1997. During Fiscal 1997, the Company reduced inventory levels approximately 62% and executed cost-reduction programs in both its U.S. and foreign offices. The Company intends to further reduce inventory levels and continue to shift a higher proportion of its sales to direct import thereby reducing its inventory and its needs for working capital. In Fiscal 1997, products representing approximately 48% of net revenues were directly imported from manufacturers to the Company's customers. The Company's business plan includes an increase in this percentage to approximately 80% in Fiscal 1998 and was 84% for the nine months ended December 31, 1997. This increase in the direct import portion of sales is critical in providing sufficient working capital to meet its sales and liquidity objectives.

      There can be no assurance that the Company will be able to successfully achieve its business plan in a time frame or manner that will permit the Company to fund current operations and other planned expenditures at current and expected sales volumes.

      The Company purchases virtually all of its products from manufacturers that are located in various Asian countries. The economic crises in these countries and its related impact on their financial markets has not impacted the Company's ability to purchase product. Should these crises continue, it could have a material adverse effect on the Company by inhibiting its ability to acquire products for resale and its relationship with its suppliers.

      The Company's liquidity is impacted by the seasonality of its business. The Company records the majority of its annual sales in the quarters ending September 30 and December 31. This requires the Company to open significantly higher amounts of letters of credit during the quarters ending June 30 and September 30, therefore significantly increasing the Company's working capital needs during these periods. Additionally, the Company receives the largest percentage of customer returns in the quarter ending March 31. The higher level of returns during this period adversely impacts the Company's collection activity during this period, and therefore its liquidity. The Company believes, however, that the agreements with Daewoo and Cargil, as discussed above, and the arrangements it has implemented over the past twelve months concerning returned merchandise, should favorably impact the Company's cash flow over their respective terms. The Company's liquidity could also be adversely affected by an unfavorable outcome of certain matters discussed in Note 8 to the Interim Consolidated Financial Statements included herein. There are no significant commitments for capital purchases.

Year 2000 Computer Software Modification

      Management has initiated an evaluation of the Company's computer systems and applications to determine the extent of effort required, if any, to insure that these systems are Year 2000 compliant. A preliminary evaluation noted that the costs required are not expected to have a material effect on its financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

                EMERSON RADIO CORP. AND SUBSIDIARIES

                              PART II

                         OTHER INFORMATION

ITEM 1.   Legal Proceedings.

               The information required by this item is included in Note 8 of Notes to Interim Consolidated Financial Statements filed in
          Part I of Form 10-Q for the quarter ended December 31, 1997, and is incorporated herein by reference. Please refer to Part 1 Item-3-Legal Proceedings in the Company's most recent annual report on Form 10-K.

ITEM 2.   Changes in Securities and Use of Proceeds.

                The Company's U.S. Senior Secured Credit Facility and the Indenture governing the Company's 8 1/2% Senior Subordinated Convertible Debentures due 2002 contain certain dividend payment restrictions on the Company's common stock. In addition, the Company's Certificate of Incorporation defining the rights of the Series A Preferred Stock prohibits payment of dividends on the common stock unless the Series A dividends are paid or put aside. The Series A Preferred Stock accrues dividends payable on a quarterly basis at a 7% dividend rate through March 31, 1997, then declining by a 1.4% dividend rate each succeeding year until March 31, 2001 when no further dividends are payable. As of December 31, 1997, the Company is in arrears on $810,000 of dividends on Series A Preferred Stock of which $83,000 have been subsequently paid.

                The Series A Preferred Stock is convertible into shares of the Company's common stock at any time during the period beginning on March 31, 1997 and ending on March 31, 2002. The conversion rate is equal to 80% times the average of the daily market prices of a share of the Company's common stock for the 60 consecutive days immediately preceding the conversion date.

               During the three and six months ended December 31, 1997, the Company issued a total of 5,134,831 and 8,890,887 shares of the common stock, respectively, upon conversion of 2,129 and 4,113 shares of Series A Preferred Stock, respectively. No consideration was received by the Company for the issuance of the shares of common stock. The shares of common stock were issued by the Company to certain of its existing holders of Series A Preferred Stock where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. The shares of common stock were issued pursuant to
          Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES.

               (a)  None

               (b)  None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               Not Applicable.

ITEM 5.   OTHER INFORMATION.

               (a)  None

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

                (10) (g) Amendment No. 6 to Financing Agreements, dated as of August 14, 1997.

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

                (10)  (s)   Partnership Agreement, dated April 1, 1994,  between
          Emerson and Hopper Radio of Florida, Inc. (incorporated by reference to Exhibit (10) (q) of Emerson's Annual Report on
          Form 10-K for the  year ended March 31, 1995).

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

                (10) (x) License Agreement, dated as of August 23, 1996 between Emerson and REP Investment Limited Liability Company (incorporated by reference to Exhibit (10) (d) of Emerson's Quarterly Report on
          Form 10- Q for the quarter ended September 30, 1996).

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

                 (10)   (ad)   Supply  and  Inspection  Agreement  with   Cargil
          International Corp. dated as of February 12, 1996 (incorporated by reference to Exhibit (10) (d) of Emerson's Quarterly Report on
          Form 10- Q for the quarter ended December 31, 1996).

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

                (10) (al) Form of Indemnification Agreement dated September 23, 1997 by and between the Company and Terrence
          M. Babilla.

                (10) (am) Consulting Agreement effective as of July 1, 1997 by and between the Company and Jerome E. Ruzicka.

                (10) (an) Management Services Agreement dated July 1, 1997 to be effective March 7, 1997 by and between Sport Supply Group, Inc. and Emerson (incorporated by reference to Exhibit 10(ar) of Emerson's Form 10-K/A-1 for the fiscal year ended March 31, 1997.

                (10) (ao) Amendment to the Management Services Agreement dated October 18, 1997.*

                (10) (ap) Form of Amendment to Geoffrey P. Jurick's Employment Agreement dated as of October 18, 1997.*

               (11)  Computation of Primary Earnings Per Share.*

                (27) Financial Data Schedule for the nine months ended December 31, 1997.*

(b)            Reports on Form 8-K:

                (1)  During the three month period ended December
          31, 1997, Form 8-K was not filed.

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



                                   EMERSON RADIO CORP.
                                      (Registrant)



Date: February 17, 1998           /s/ Geoffrey P. Jurick
                                  Geoffrey P. Jurick
                                  Chairman, Chief Executive Officer and
                                    President





Date: February 17, 1998           /s/ John P. Walker
                                  John P. Walker
                                  Executive Vice President and
                                    Chief Financial Officer