Form 10-K
period 1998-04-03
EMERSON RADIO CORP
filed 1998-07-02
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                    FORM 10-K
                                   (Mark One)
            [ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended April 3, 1998

                                       OR

            [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from                 to

                         Commission file number 0-25226

                               EMERSON RADIO CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                       22-3285224
(State or other jurisdiction of           (I.R.S. Employer Identification
incorporation or organization)            Number)

  Nine Entin Road, Parsippany, NJ                     07054
(Address of principal executive                     (Zip Code)
offices)

Registrant's telephone number, including area code:   (973) 884-5800

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      [   ]

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 24, 1998 (computed by reference to the last reported sale price of the Common Stock on the American Stock Exchange on such date):  $10,461,520.

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.   [X]  YES   [  ]  NO.

Number of Common Shares outstanding at June 24, 1998:  51,118,915

DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for the 1998 Annual Meeting of Stockholders: Part III

                                     PART I

Item 1. BUSINESS

GENERAL

      Emerson Radio Corp. ("Emerson" or the "Company"), a consumer electronics distributor, directly and through subsidiaries, designs, sources, imports and markets a variety of televisions and other video products, microwave ovens, audio, home theater, specialty and other consumer electronic products. The Company also licenses the Emerson and G-Clef trademark for a variety of television, video, telephone, and other products domestically and internationally to certain non-affiliated entities (See "Business-Licensing and Related Activities" for further discussion). The Company distributes its products primarily through mass merchants and discount retailers leveraging the strength of its Emerson and G-Clef trademark, a nationally recognized trade name in the consumer electronics industry. The trade name "Emerson Radio" dates back to 1912 and is one of the oldest and most well respected names in the consumer electronics industry.

      The Company believes it possesses an advantage over its competitors due to the combination of (i) the Emerson and G-Clef brand recognition, (ii) its distribution base and established relations with customers in the mass merchant and discount retail channels, (iii) its sourcing expertise and established vendor relations, and (iv) an infrastructure with personnel experienced in servicing and providing logistical support to the domestic mass merchant distribution channel. Emerson intends to continue to leverage its core competencies to offer a broad variety of current and new consumer products to retail customers. In addition, the Company has in the past and intends in the future to form joint ventures and enter into licensing and distributor agreements which will take advantage of the Company's trademarks and utilize the Company's logistical and sourcing advantages for products which are more efficiently marketed with the assistance of these partners.

      The Company's core business consists of the distribution and sale of various low to moderately priced product categories, including black and white and color televisions, video cassette recorders ("VCRs"), video cassette players ("VCPs"), TV/VCR combination units, home stereo and portable audio products, home theater products and microwave ovens. The majority of the Company's marketing efforts and sales of these products is concentrated in the United States and, to a lesser extent, certain other international regions. Emerson's major competition in these markets are foreign-based manufacturers and
distributors.   See "Business - Competition."

      The Company was originally formed in the State of New York in 1956 under the name Major Electronics Corp. In 1977, the Company reincorporated in the State of New Jersey and changed its name to Emerson Radio Corp. On March 31, 1994, the Company successfully reorganized under Chapter 11 of the Federal Bankruptcy Code. On April 4, 1994, the Company was reincorporated in Delaware by merger of its predecessor into its wholly-owned Delaware subsidiary formed for such purpose. References to "Emerson" or the "Company" refer to Emerson Radio Corp. and its predecessor and subsidiaries, unless the context otherwise indicates. The Company's principal executive offices are located at Nine Entin Road, Parsippany, New Jersey 07054-0430. The Company's telephone number in Parsippany, New Jersey, is (973) 884-5800.

PRODUCTS

     The Company directly and through subsidiaries designs, sources, imports and markets a variety of television and other video products, microwave ovens, audio, home theater, specialty and other consumer electronic products, primarily on the strength of its Emerson and G-Clef trademark, a nationally recognized symbol in the consumer electronics industry.
The Company's current product categories consist of the following core products:


      Video Products                     Audio Products            Other

 Color televisions                       Shelf systems          Home theater
 Black and white specialty televisions   CD stereo systems      Microwave ovens
 Color specialty televisions             Portable audio,
 Color TV/VCR combination units             cassette & CD
 Video cassette recorders                   systems
 Specialty video cassette players        Personal audio,
                                            cassette & CD
                                            systems
                                          Digital clock
                                            radios
                                          Specialty clock
                                            radios

      All of the Company's products offer various features. Color television units range in screen size from 5 inches to 25 inches and specialty color televisions are offered in 5 inch and 9 inch units. Combination units range in screen size from 9 inches to 25 inches. Portable audio systems incorporate
AM/FM radios and/or cassette and/or CD players in a variety of models. Microwave ovens range in size from 0.6 cubic feet to 1.2 cubic feet containing features such as turntables, key pad touch controls, auto defrost and multi-power levels. Industry sales of units of home theater speakers increased 60% ($126 million) in 1997 and are expected to increase another 20% ($70 million) in 1998. During the fiscal year ending April 3, 1998 ("Fiscal 1998") Emerson introduced its CinemaSurround(R) product line, a new concept in Home Theater Technology which uses a patented technology to deliver dynamic 3-dimensional sound from any stereo source, without the need for any decoding electronics.

GROWTH STRATEGY

      The Company's strategic focus is to: (i) develop and expand its distribution of consumer electronics products in the domestic marketplace to existing and new customers; (ii) develop and sell new products, such as home theater; (iii) capitalize on opportunities to license the Emerson and G-Clef trademark; (iv) leverage and exploit its sourcing capabilities, buying power and logistics expertise in the Far East either internally or on behalf of third parties; (v) expand international sales and distribution channels; and (vi) expand through strategic mergers and acquisitions of, or controlling interests in, other companies. See Note 3 to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data" regarding Emerson's investment in Sport Supply Group ("SSG") as part of its strategic plan to expand.

     The Company believes that the Emerson and G-Clef trademark is recognized in many countries. A principal component of the Company's growth strategy is to utilize this global brand name recognition together with the Company's reputation for quality and cost competitive products to aggressively promote its product lines within the United States and targeted geographic areas on an international basis. The Company's management believes the Company will be able to compete more effectively in the highly competitive consumer electronics and microwave oven industries, domestically and internationally, by combining innovative approaches to the Company's current product line and augmenting its product line with complimentary products. The Company intends to pursue such plans either on its own, or by forging new relationships, including through license arrangements, distributorship agreements and joint ventures. See "Business-Licensing and Related Activities."

SALES AND DISTRIBUTION

      The Company makes available to its customers a direct import program, pursuant to which products bearing the Emerson trademark are imported directly by the Company's customers. In Fiscal 1998 and Fiscal 1997, products representing approximately 77% and 46% of net revenues, respectively, were imported directly from manufacturers to the Company's customers. If the Company experiences a decline in sales effected through direct imports and a corresponding increase in domestic sales, the Company will require increased working capital in order to purchase inventory to make such sales. This increase in working capital may affect the liquidity of the Company. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Forward-looking Information".

      The Company has an integrated system to coordinate the purchasing, sales and distribution aspects of its operations. The Company receives orders from its major accounts electronically or by the conventional modes of facsimile, telephone or mail. The Company does not have long-term contracts with any of its customers, but rather receives orders on an ongoing basis. Products imported by the Company (generally from the Far East and Mexico) are shipped by ocean and/or inland freight and then stored in contracted public warehouse facilities for shipment to customers. This also includes the use of an Affiliate's warehouse pursuant to a Management Services Agreement between the Company and the Affiliate. (See Note 3 to the Consolidated Financial Statements included in Item 8). All merchandise received by Emerson is automatically input into the Company's on-line inventory system. As a purchase order is received and filled, warehoused product is labeled and prepared for outbound shipment to Company customers by common, contract or small package carriers for sales made from the Company's inventory.

DOMESTIC MARKETING

      In the United States, the Company markets its products primarily through mass merchandisers and discount retailers. Wal-Mart Stores accounted for approximately 58% and 36%, and Target Stores accounted for approximately 16% and 13% of the Company's net revenues in Fiscal 1998 and Fiscal 1997, respectively. No other customer accounted for more than 10% of the Company's net revenues in either period. Management believes that any loss or reduction in sales from these customers may have a material impact on the Company's operating income.

      Approximately 34% and 43% of the Company's sales in Fiscal 1998 and Fiscal 1997, respectively, were made through sales representative organizations that receive sales commissions and work closely with the Company's sales personnel. The sales representative organizations sell, in addition to the Company's products, similar, but generally non-competitive, products. In most instances, either party may terminate a sales representative relationship on 30 days' prior notice in accordance with customary industry practice. The Company utilizes approximately 30 sales representative organizations, including one through which approximately 13% of the Company's net revenues were made in 1997. No other sales representative organization accounted for more than 10% of the Company's net revenues in either year. The remainder of the Company's sales are made to retail customers serviced by the Company's sales personnel.

FOREIGN MARKETING

      While the major portion of the Company's marketing efforts are made in the United States, approximately 2% and 8% of the Company's net revenues in Fiscal 1998 and Fiscal 1997, respectively, were derived from customers based in foreign countries. See Note 14 of notes to consolidated financial statements included in
Item 8 "Financial Statements and Supplementary Data" and "Management's Discussion and Analysis of Results of Operations and Financial Condition."

LICENSING AND RELATED ACTIVITIES

      The Company has several license agreements in place, which allow licensees the use of the Emerson and G-Clef trademark for the manufacture and/or the sale of consumer electronics and other products. The license agreements cover various countries throughout the world and are subject to renewal at the expiration of the agreements. Additionally, the Company has entered into several sourcing and inspection agreements that require the Company to provide these services in exchange for a fee. License revenues recognized in Fiscal years 1998, 1997 and 1996 were $5,597,000, $5,040,000 and $4,493,000, respectively. The Company records a majority of licensing revenues as they are earned over the term of the related agreements.

      In February 1995, the Company and one of its largest Suppliers and certain of the Supplier's affiliates (collectively, the "Supplier") entered into two mutually contingent agreements (the "Agreements"). Effective March 31, 1995, the Company granted a license of certain trademarks to the Supplier for a three-year term. The license permitted the Supplier to manufacture and sell certain video products under the Emerson and G-Clef trademark to one of the Company's largest customer (the "Customer") in the U.S. and Canada, and precluded the Supplier from supplying product to the Customer other than under the Emerson and G-Clef trademark or the Supplier's other trademarks. Further, the Agreements provided that the Supplier would supply the Company with certain video products for sale to other customers at preferred prices for a three-year term. Under the terms of the Agreements, the Company received non-refundable minimum annual royalties from the Supplier to be credited against royalties earned from sales of video cassette recorders and players, television/video cassette recorder and player combinations, and color televisions to the Customer. In addition, effective August 1, 1995, the Supplier assumed responsibility for returns and after-sale and warranty services on all video products manufactured by the Supplier and sold to the Customer, including similar video products sold by the Company prior to April 1, 1995. Royalty income recognized by the Company pursuant to the Agreements were $4,000,000, $4,000,000 and $4,442,000 in Fiscal 1998, 1997 and 1996, respectively, and are included in the balances provided above. The agreement expired on March 31, 1998.

      In anticipation of the expiration of the Agreements, Emerson executed a four-year agreement ("Daewoo Agreement") with Daewoo Electronics Co. Ltd., ("Daewoo") in April 1997. This agreement provides that Daewoo will manufacture and sell television and video products bearing the Emerson and G-Clef trademark to customers in the U.S. market. Daewoo is responsible for and assumes all risks associated with, order processing, shipping, credit and collections, inventory, returns and after-sale service. The Company will arrange sales and provide marketing services and in return receive a commission for such services. This agreement can be terminated without cause by either party upon 90 days notice.

      The Daewoo Agreement may result in commission revenues that will be less than, equal to or exceed those earned from the Supplier Agreement. The agreement with Daewoo does not contain minimum annual commissions and is entirely dependent on the volume of sales made by the Company that are subject to the Daewoo Agreement. Should the Company not generate commission revenues that are at levels substantially equal to the revenues generated from the Supplier Agreement, the Company's results of operations will be effected adversely.

     In February 1997, the Company executed five-year license/supply agreements with Cargil International Corp. ("Cargil"), covering the Caribbean and Central and South American markets. The agreements provide for the license of the Emerson and G-Clef trademark for certain consumer electronics and other products and require Emerson to source and inspect product for Cargil. Under the terms of the agreements, the Company will receive minimum annual royalties and a separate fee for the provision of sourcing and inspection services. Cargil assumes all costs and expenses associated with the purchasing, marketing and after-sales support of such products.

      In October 1994, the Company entered into a license agreement with Jasco Products Co., Inc., ("Jasco"), as amended, whereby the Company granted a license of certain trademarks to Jasco for use on consumer electronics accessories. Under the terms of the agreement as amended in April 1997, the Company will receive minimum annual royalties through the life of the agreement, which expires on December 31, 1998.

     In June 1997, the Company entered into an eighteen month non-exclusive license agreement with World Wide One, Ltd., a Hong Kong corporation for use of the Emerson and G-Clef trademark in connection with the sale of certain consumer electronics products and other products to Makro International Far East Ltd. for sales of these products in China, Indonesia, Malaysia, Philippines, South Korea, Taiwan and Thailand. The Company will provide sourcing and inspection services for at least 50% of the licensee's purchase requirement. The licensee is required to meet certain minimum sales requirements as well as to ensure the establishment of adequate service centers or agents for after-sales warranty services.

      In March 1998, the Company executed three-year license and supply agreements with WW Mexicana, S. A. de C. V. ("WW Mexicana"), a distributor located in Mexico covering the Mexico market. The agreements provide for the license of the Emerson and G-Clef trademark for use on certain consumer products to be sold in Mexico and sourcing and inspection services. Under the terms of these agreements, the Company will receive minimum annual royalties through the life of the agreement and will receive a separate fee for sourcing and inspection services.

     In March 1998 the Company executed a three-year license agreement with Tel-Sound Electronics, Inc. ("Tel-Sound"), covering the United States and Canada markets. The agreement provides for the license of the Emerson and G-Clef trademark for use with telephones, answering machines and caller ID products. Under the terms of this agreement, the Company will receive minimum annual royalties through the life of the agreement.

      The Company intends to pursue additional licensing opportunities and believes that such licensing activities have had and will continue to have a positive impact on operating results by generating royalty and sourcing income with minimal incremental costs, if any, and without the necessity of utilizing working capital. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Forward-Looking Information."

DESIGN AND MANUFACTURING

      The majority of the Company's products are manufactured by original equipment manufacturers in accordance with the Company's specifications. These manufacturers are primarily located in Hong Kong, South Korea, China, Malaysia, Thailand and Mexico.

      The Company's design team is responsible for product development and works closely with its suppliers. Company engineers determine the detailed cosmetic, electronic and other features for new products, which typically incorporate commercially available electronic parts to be assembled according to its design. Accordingly, the exterior designs and operating features of the Company's products reflect the Company's judgment of current styles and consumer preferences. The Company's designs are tailored to meet the consumer preferences of the local market, particularly in the case of the Company's international markets.

      During Fiscal 1998 and Fiscal 1997, 100% of the Company's purchases consisted of imported finished goods.

     The following summarizes the Company's purchases from its major suppliers.

                                   FISCAL YEAR
             SUPPLIER           1998       1997

           Daewoo               42%        22%
           Tonic Electronics    20%        *
           Orient Power         *          21%
           Imarflex             *          16%

  *  Less than 10%.


      No other supplier accounted for more than 10% of the Company's total purchases in Fiscal 1998 or Fiscal 1997. The Company considers its relationships with its suppliers to be satisfactory and believes that, barring any unusual shortages or economic conditions (See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Forward-Looking Information" regarding the economic crisis in Asia) the Company could develop, as it already has developed, alternative sources for the products it currently purchases. Except for the agreement with Daewoo described above (See "Licensing and Related Activities"), the Company does not have a contractual agreement with any of its suppliers for product purchases. No assurance can be given that certain shortages of product would not result if the Company was required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts.

WARRANTIES

      On sales the Company makes to customers within the United States, the Company offers limited warranties comparable to those offered to consumers by its competitors.

RETURNED PRODUCTS

     Customers return product to the Company for a variety of reasons, including liberal retailer return policies with their customers, damage to goods in transit and occasional cosmetic imperfections and mechanical failures.

      The Company has executed an agreement with Hi Quality International (U.S.A.) Inc. ("Hi Quality") as an outlet for the Company's returned products pursuant to which Hi Quality has agreed to purchase from the Company all returned consumer electronics products in the United States that are not subject to the return-to-vendor agreements discussed below. Hi Quality will refurbish them, if feasible, and sell them as either refurbished or "As-Is" product.

      To further reduce the costs associated with product returns, the Company has entered into return-to-vendor agreements with the majority of its suppliers. For a fee, the Company returns defective returned product to the supplier and in exchange receives a replacement unit. The agreements cover certain microwave oven, home theater, audio and video products. The Company has realized and expects to continue to realize significant cost savings from such agreements.

BACKLOG

      From time-to-time, the Company has substantial orders from customers on hand. Management believes, however, that backlog is not a significant factor in its operations. The ability of management to correctly anticipate and provide for inventory requirements is essential to the successful operation of the Company's business.

TRADEMARKS

      The  Company  owns  the  Emerson and G-Clef ,  "H.H.  Scott"  and  "Scott"
trademarks for certain of its home entertainment and consumer electronic products in the United States, Canada, Mexico and various other countries. Of the trademarks owned by the Company, those registered in the United States must be renewed at various times through 2008 and those registered in Canada must be renewed at various times through 2011. The Company's trademarks are also registered on a worldwide basis in various countries, which registrations must be renewed at various times. The Company intends to renew all such trademarks. The Company considers the Emerson and G-Clef trademark to be of material importance to its business. The Company owns several other trademarks, none of which is currently considered by the Company to be of material importance to its business. The Company has licensed certain applications of the Emerson and G-Clef trademark to Tel-Sound, WW Mexicana, Cargil, Daewoo, World Wide One, Jasco and the Franklin Mint on a limited basis and for a definitive period of time. See " Licensing and Related Activities."

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

      The Company primarily competes in the low to medium-priced sector of the consumer electronics market. Management estimates that the Company has several dozen competitors that are manufacturers and/or distributors, many of which are much larger and have greater financial resources than the Company. The Company competes primarily on the basis of its products' reliability, quality, price, design, consumer acceptance of the Emerson and G-Clef trademark and quality service to retailers and their customers. The Company's products also compete at the retail level for shelf space and promotional displays, all of which have an impact on the Company's established and proposed distribution channels. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

SEASONALITY

      The Company generally experiences stronger demand from its customers for its products in the fiscal quarters ending September 30 and December 31.
Accordingly, to accommodate such increased demand, the Company generally is required to place higher orders with its vendors during the quarters ending June 30 and September 30, thereby increasing the Company's need for working capital during such periods. On a corresponding basis, the Company also is subject to increased returns during the quarters ending March 31 and June 30, which adversely affects the Company's collection activities and liquidity during such periods. Operating results may fluctuate due to other factors such as the timing of the introduction of new products, price changes by the Company and its competitors, demand for the Company's products, product mix, delay, available inventory levels, fluctuation in foreign currency exchange rates relative to the United States dollar, seasonal cost increases, and general economic conditions.

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

EMPLOYEES

      As  of  June  24, 1998, the Company had approximately 108 employees.   The
Company considers its labor relations to be generally satisfactory. The Company has no union employees.

Item 2.  PROPERTIES

      The Company leases warehouse and office space in New Jersey, Texas, Canada and Hong Kong under leases expiring at various times.

     Lease agreements for 10,132 square feet of office space in Hong Kong expire July 31, 2000. Renewal for reduced square footage for office space at its
Corporate offices in New Jersey for 19,216 square feet was entered into on May 15, 1998 for commencement as of August 1, 1998 and expires on July 31, 2003. There is also 5,400 square feet of warehouse and office space rented from an Affiliate pursuant to a Management Services Agreement which can be terminated by either party upon 60 days notice.

      In the past several years, the Company has closed substantially all of its leased or owned warehouse facilities in favor of public warehouse space as part of the Company's effort to convert fixed costs to variable costs. Such public warehouse commitments are evidenced by contracts with terms of up to one year. The cost for the public warehouse space is primarily based on a fixed percentage of the Company's sales from each respective location. The Company does not presently own any real property. In addition, a portion of its New Jersey corporate headquarters has been subleased through July 1998.

Item 3.  LEGAL PROCEEDINGS

CERTAIN OUTSTANDING COMMON STOCK

     Pursuant to the Company's bankruptcy restructuring plans on March 31, 1994, 30 million shares of the Company's Common Stock were issued to GSE Multimedia Technologies Corporation ("GSE"), Fidenas International Limited, L.L.C. ("FIN") and Elision International, Inc. ("Elision"). GSE, FIN and Elision (the "Affiliated Entities") are all affiliates of Geoffrey P. Jurick, the Company's Chairman of the Board, Chief Executive Officer and President. On June 11, 1996, a Stipulation of Settlement and Order (the "Settlement Agreement") was executed in proceedings before the United States District Court for the District of New Jersey, which settles various legal proceedings in Switzerland, the Bahamas and the United States. The Settlement Agreement provides for, among other things, the payment by Mr. Jurick and his Affiliated Entities of $49.5 million to various claimants of Mr. Jurick and the Affiliated Entities (the "Creditors"), to be paid from the proceeds of the sale of certain of the 29.2 million shares of Emerson common stock (the "Settlement Shares") owned by the Affiliated Entities. In addition, Mr. Jurick is to be paid the sum of $3.5 million from the sale of the Settlement Shares. The Settlement Shares are to be sold over an indeterminate period of time by a financial advisor, TM Capital (the "Advisor") pursuant to marketing plan taking into consideration (i) the interests of Emerson's minority stockholders, and (ii) the goal of generating sufficient proceeds to pay the Creditors and Mr. Jurick as quickly as possible. The Settlement Shares have been divided into two pools. The Pool A Shares currently consist of 15.3 million shares of Emerson's common stock. The Pool B Shares currently consist of the number of Emerson shares with respect to which Mr. Jurick must retain beneficial ownership of voting power to avoid an event of default arising out of a change of control pursuant to the terms of the Company's Loan and Security agreement with a U.S. financial institution (the
"Lender") and/or the Indenture governing the Company's   8-1/2%  Senior
Subordinated Convertible Debentures Due 2002 (the "Debentures"). Sales of the Settlement Shares may be made pursuant to a registered offering if the sales price is not less than 90% of the average of the three most recent closing prices (the "Average Closing Price"), or, other than in a registered offering, of up to 1% per quarter of the Emerson common stock outstanding, if the sales price is not less than 90% of the Average Closing Price. Any other attempted sales are subject to the consent of the Company, Mr. Jurick, the Creditors, and, if necessary, the United States District Court in Newark, New Jersey.

      All of the Settlement Shares secure payment of the $49.5 million owed to the Creditors on a first priority basis. Any Creditor may apply to the Court for an order to terminate the Settlement Agreement if certain events occur. Such events include, without limitation, delisting of the Settlement Shares from a national securities exchange or a determination that there is no reasonable prospect that the goals contemplated by the Settlement Agreement can be achieved. In November 1997, Petra Stelling and Barclays Bank filed a motion with the Court for an order (i) terminating the Settlement Agreement on the ground that there is no reasonable prospect that the goals contemplated by the Settlement Agreement can be accomplished, and (ii) granting the Creditors authorization to exercise all the rights and remedies provided by the Settlement and Pledge Agreements in the event of termination including authorizing the Collateral Agent to sell the Emerson Shares to fund payment of the Settlement Amount and to vote the Emerson Shares pending such sale, directing the entry and release of the Consent Judgments, authorizing Petra Stelling to enforce the Swiss Judgment and for such other relief as the Court deems appropriate. The Company and Mr. Jurick responded, the Creditors replied and a hearing on the motion was held in April 1998 at which time it was adjourned. The hearing is currently scheduled to resume on July 9, 1998.

      If the Court enters an order terminating the Settlement Agreement, the Creditors may take any action permitted by law to execute the Consent Judgments given to them in connection with the Settlement Agreement to collect the unpaid balance (including, without limitation, foreclosing on the Settlement Shares). If the Creditors foreclose on the Settlement Shares and such foreclosure results in a change of control (as defined in the Senior Secured Credit Facility), such foreclosure will be deemed an event of default under the Company's Senior Secured Credit Facility entitling the holders to accelerate payment of such indebtedness. In addition, if a change of control (as defined in the Indenture governing the Debentures) occurs, each of the holders of the Debentures, subject to the right of the Senior Secured Creditors to impose a 120 day payment block, has the right to require the Company to repurchase its Debentures at the par value thereof plus accrued but unpaid interest. Such repurchases may have a material adverse effect on the Company's future business activities.

      In 1994, Petra and Donald Stelling ("the Stellings"), two of the Creditors filed a complaint with the Swiss Authorities alleging that Messrs. Jurick and Jerome H. Farnum ("Farnum"), directors of the Company, had conducted banking operations in Switzerland without appropriate licenses and that Messrs. Jurick, Farnum, and Peter G. Bunger ("Bunger"), also a director of the Company, engaged in improper activities in the financing of the Plan of Reorganization. Although, as part of the settlement discussed herein, the Stellings and other affected parties requested the discontinuance of the criminal investigations of these individuals, the matter is presently pending before a Swiss Court with a trial, if any, to be held no earlier than 1999. The Federal Banking Commission of Switzerland previously issued a decree purporting to determine that certain entities affiliated with Messrs. Jurick and Farnum were subject to Swiss banking laws and had engaged in banking activities without a license.

OTAKE

      On December 20, 1995, the Company filed suit in the United States District Court for the District of New Jersey against Orion Sales, Inc., Otake Trading Co. Ltd., Technos Development Limited, Shigemasa Otake, and John Richard Bond, Jr., (collectively, the "Otake Defendants") seeking damages and alleging breach of contract, breach of covenant of good faith and fair dealing, unfair competition, interference with prospective economic gain, and conspiracy in connection with certain activities of the Otake Defendants under certain agreements between the Company and the Otake Defendants.

      On December 21, 1995, Orion Sales, Inc. and Orion Electric (America), Inc. filed suit against the Company in the United States District Court, Southern District of Indiana, Evansville Division, subsequently amended, alleging various breaches of certain agreements by the Company, including breaches of the confidentiality provisions, certain payment breaches, breaches of provisions relating to product returns, and other alleged breaches of those agreements, and seeking declaratory and injunctive relief and damages in the amount of $3.2 million, together with interest thereon, attorneys' fees, and certain other costs. The Company is presently owed the sum of $5 million from Orion representing royalty payments past due and owing pursuant to a certain License Agreement dated February 22, 1995 by and between the Company and Orion. In the context of the action Orion Sales, Inc. v. Emerson Radio Corp., pending in the United States District Court for the Southern District of Indiana (the "District Court"), Orion has executed a pre-judgment garnishment of these funds and deposited them with the Clerk of the District Court pursuant to an Order of the District Court. Orion has not contested the Company's entitlement to these royalty payments. Orion has also posted a bond with the District Court sufficient to compensate Emerson for any and all damages that may result from the pre-judgment garnishment.

      The Company has withheld payment of the sum of $3.2 million for certain consumer electronic products that Orion and its affiliates sold and delivered to Emerson pursuant to a certain Agreement dated February 22, 1995 by and between
Emerson  on  the  one  hand  and  Orion, Otake Trading  Co.,  Inc.  and  Technos
Development Limited on the other (the "Supply Agreement"). Emerson has vigorously contested Orion and its affiliates' entitlement to the $3.2 million payment.

      Both the Company and Orion have asserted claims for interest accruing on the unpaid principal balances respectively due them, which are presently pending before the District Court. The Company's management believes that it will receive the $5 million due pursuant to the license agreement and has meritorious defenses to Orion's claim for the $3.2 million payment, and, also, the interest allegedly accrued thereon. In any event, the Company believes the results of that litigation should not have a material adverse effect on the financial condition of the Company or on its operations.

BANKRUPTCY CLAIMS

     The Company is presently engaged in litigation regarding several bankruptcy claims which have not been resolved since the restructuring of the Company's debt in March 31, 1994. The largest claim was filed on or about July 25, 1994, with the United States Bankruptcy Court for the District of New Jersey, in connection with the rejection of certain executory contracts with two Brazilian entities, Cineral Electronica de Amazonia Ltda. and Cineral Magazine Ltda. (collectively, "Cineral"). The amount currently claimed is for $93.6 million, of which $86.8 million represents a claim for lost profits. The claim will be satisfied, to the extent the claim is allowed by the Bankruptcy Court, in the manner other allowed unsecured claims were satisfied. The Company has objected to the claim and intends to vigorously contest such claim and believes it has meritorious defenses to the highly speculative portion of the claim for lost profits and the portion of the claim for actual damages for expenses incurred prior to the execution of the contracts. An adverse final ruling on the Cineral claim could have a material adverse effect on the Company, even though it would be limited to 18.3% of the final claim determined by a court of competent jurisdiction; however, with respect to the claim for lost profits, the Company believes the chances for recovery for lost profits are remote. There has been no activity regarding this litigation during the current fiscal year.

TAX CLAIM

      A wholly owned subsidiary of the Company, Emerson Radio (Hong Kong) Ltd. was assessed $858,000 by the Hong Kong Inland Revenue Department (the "IRD") in
May  1998.   The assessment relates to the 1992/1993 to 1997/1998 tax years  and asserts  that  certain revenues reported as non taxable by Emerson  Radio  (Hong
Kong)  Ltd. are subject to a profits tax.  Emerson Radio (Hong Kong) Ltd.
is also in litigation with the IRD regarding a separate assessment of $489,000 pertaining to the deduction of certain expenses that relate to the taxable years 1991/1992 to 1997/1998. The outcome of both actions is uncertain at this time. However, the Company believes that it will prevail in both cases. During June 1998 the Company received a favorable ruling in regards to the assessment of $489,000, which is subject to appeal.

GRACE BROTHERS

      The Company has filed legal proceedings on May 15, 1998 in the United States District Court for the District of New Jersey against Grace Brothers seeking damages and injunctive relief arising from its claims that Grace violated sections of the Exchange Act and Securities and Exchange Act as a result of its dealings with the Company's Series A Convertible Preferred Stock.

EISENBACH

      On January 19, 1998, the Company was served with a lawsuit filed in June 1997 in the German Regional Court Frankfurt Am Main, filed by Professor Gerhard Eisenbach against the Company, Geoffrey P. Jurick, the Company's Chairman, Chief Executive Officer and President, Fidenas International Ltd. LLC, an affiliate of Mr. Jurick, and Eugene I. Davis, a former executive officer of the Company, jointly and severally, alleging breach of contractual duty, tort and investment fraud arising from Eisenbach's $1,000,000 investment in the Company, on or about March 31, 1994, in conjunction with the Company's reorganization in the Bankruptcy Court. While the outcome of this action is not certain at this time, the Company believes it has meritorious defenses to the claims made and intends to vigorously defend this action.

EUGENE DAVIS

      On September 24, 1997, pursuant to the terms of his Employment Agreement, as amended, Mr. Davis was requested to resign as a director. On September 25, 1997 the Company terminated Mr. Davis' employment for cause. The circumstances surrounding such termination of employment are the subject of two proceedings filed on September 30, 1997 and October 2, 1997, respectively, in the Superior
Court of the State of New Jersey ("Superior Court") seeking injunctive relief and money damages, respectively, in which the Company, the Affiliate and Mr. Davis are parties. While the outcome of these actions is not certain at this time, the Company believes the results of the litigation should not have a material adverse effect on the financial condition of the Company or on its results of operations.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of the Company's shareholders was held on January 6, 1998, at which time the shareholders elected the following slate of nominees to remain on the Board of Directors: Peter G. Bunger, Robert H. Brown, Jr., Jerome
H. Farnum, Geoffrey P. Jurick and Raymond L. Steele. Election of the Board of Directors was the only matter submitted for shareholder vote. There were 45,739,099 shares of outstanding capital stock of the Company entitled to vote at the record date for this meeting and there were present at such meeting, in person or by proxy, stockholders holding 42,861,567 shares of the Company's Common Stock which represented 93.7% of the total capital stock outstanding and entitled to vote. There were 42,861,567 shares voted on the matter of the election of directors. The result of the votes cast regarding each nominee for office was:

           Nominee for Director       Votes For           Votes Withheld

         Robert H. Brown, Jr.         42,213,563              648,004
         Peter G. Bunger              42,215,336              646,231
         Jerome H. Farnum             42,215,336              646,231
         Geoffrey P. Jurick           42,196,331              665,236
         Raymond L. Steele            42,215,836              645,731

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

                          Fiscal 1997        Fiscal 1998
                         High     Low       High      Low

        First Quarter    $3      $2         $1-1/16   $1/2
        Second Quarter    3       2            3/ 4   7/16
        Third Quarter     2-1/4   1-1/8        3/ 4   3/ 8
        Fourth Quarter    1-7/8     7/8        9/16   3/ 8


      There is no established trading market for the Company's Common Stock Purchase Warrants.

     (b) Holders

      At June 24, 1998, there were approximately 511 stockholders of record of the Company's Common Stock, and 11 holders of the Warrants.

     (c) Dividends

     The Company's policy has been to retain all available earnings, if any, for the development and growth of its business. The Company has never paid cash dividends on its Common Stock. In deciding whether to pay dividends on the Common Stock in the future, the Company's Board of Directors will consider factors it deems relevant, including the Company's earnings and financial condition and its working capital and anticipated capital expenditures. The Company's United States credit facility and the Indenture contain certain dividend payment restrictions on the Company's Common Stock. Additionally, the Company's Certificate of Incorporation, defining the rights of the Series A Preferred Stock, prohibits Common Stock dividends unless the Series A Preferred Stock dividends are paid or put aside. The Series A Preferred Stock accrues dividends, payable on a quarterly basis, at a 7% dividend rate through March 31, 1997, then declining by a 1.4% dividend rate each succeeding year until March 31, 2001 when no further dividends are payable. The Company is currently in arrears on $727,000 of dividends of the Company's Series A Preferred Stock. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

     (d)  Unregistered Securities

      The Company issued 10 million shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") in conjunction with the Company's Plan of Reorganization completed March 31, 1994.

      The Series A Preferred Stock is convertible into shares of the Company's common stock at any time during the period beginning on March 31, 1997 and ending on March 31, 2002. The conversion rate is equal to 80% times the average of the daily market prices of a share of the Company's common stock for the 60 consecutive days immediately preceding the conversion date.

      During the three months ended April 3, 1998, the Company issued a total of 1,818,201 shares of the common stock, upon conversion of 650 shares of Series A Preferred Stock. No consideration was received by the Company for the issuance of the shares of common stock. The shares of common stock were issued by the Company to certain of its existing holders of Series A Preferred Stock where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. The shares of common stock were issued pursuant to
Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected consolidated financial data of the Company for the five years ended April 3, 1998. For the year ended April 3, 1998, the Company changed its financial reporting year to a 52/53 week year ending on the Friday closest to March 31. Accordingly, the current fiscal year ended on April 3, 1998. The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Results of Operations and Financial Condition" set forth elsewhere in this Form 10-K.

                                       Year Ended
                          April 3,  March 31,   March 31,   March 31, March 31,
                          1998      1997        1996        1995      1994
                              (In  thousands,  except per share data)
Summary of Operations:
 Net Revenues (1)         $162,730  $178,708   $245,667     $654,671  $487,390

Net Earnings (Loss) (2):
 Before Extraordinary
   Gain                   $(1,430)  $(23,968)  $(13,389)    $  7,375  $(73,654)
 Extraordinary Gain            --         --         --           --   129,155
                          $(1,430)  $(23,968)  $(13,389)    $  7,375  $  55,501
Balance Sheet Data at
   Period End:
Total Assets              $51,920   $58,768    $ 96,576     $113,969  $ 119,021
Current Liabilities        17,043    21,660      35,008       59,782     76,083
Long-Term Debt             20,929    21,079      20,886          214        227
Shareholders'Equity        13,948    16,029      40,382       53,651     42,617
Working Capital            11,164    13,258      48,434       42,598     32,248
Current Ratio            1.7 to 1   1.6 to 1   2.4 to 1     1.7 to 1   1.4 to 1

Per Common Share: (2) (3)

Earnings (Loss) Per Common
   Share: Basic
 Income (Loss) Before
 Extraordinary Gain      $  (.04)   $ (0.61)   $(0.35)      $  0.25   $ (1.95)
 Extraordinary Gain           --         --        --            --      3.38
 Net Income (Loss)
  Per Common Share       $  (.04)   $ (0.61)   $(0.35)      $  0.25   $  1.43

Earnings (Loss) Per Common
   Share:  Diluted
 Income (Loss) Before
 Extraordinary Gain       $ (.04)   $ (0.61)   $(0.35)      $  0.19   $ (1.95)
 Extraordinary Gain           --         --        --            --      3.38
 Net Income (Loss)
  Per Common Share        $ (.04)   $ (0.61)   $(0.35)      $  0.19   $  1.43

Weighted Average Shares
   Outstanding:
 Basic                    45,167     40,292    40,253        36,530    38,191
 Diluted                  45,167     40,292    40,253        47,900    38,191

Common Shareholders'
  Equity per Common
  Share (4)               $ 0.18     $ 0.15    $ 0.75        $ 1.08    $ 0.98


(1) The decline in net direct revenues for Fiscal 1995 through 1998 was due primarily to the implementation of the Agreement signed with the Supplier effective March 31, 1995. Net Revenues for Fiscal 1995 included $340,465,000 of sales of video products covered by the arrangement with the Supplier which expired on March 31, 1998. See "Business-Licensing and Related Activities".
(2)    Net   earnings  for  Fiscal  1994  includes  an  extraordinary  gain   of
  $129,155,000, or $3.38 per common share, on the extinguishment of debt settled in the Plan of Reorganization. Accordingly, the Company recorded reorganization expenses of $17,385,000 relating primarily to the writedown of assets transferred to creditors under the Plan of Reorganization and professional fees and other related expenses incurred during the bankruptcy proceedings.
(3) Earnings (loss) per common share for Fiscal 1994 are based on the weighted average number of old common shares outstanding . Earnings per common share for Fiscal 1995 is based on the weighted average number of shares of new Common Stock and related potentially dilutive securities outstanding during the year. Potentially dilutive securities include 4,664,000 shares assuming conversion of $10 million of Series A Preferred Stock at a price equal to 80% of the weighted average market value of a share of Common Stock, determined as of March 31, 1995. Since the Series A Preferred Stock was not convertible into Common Stock until March 31, 1997, the number of shares issuable upon conversion may have been significantly different. Loss per common share for Fiscal 1996, Fiscal 1997 and Fiscal 1998 are based on the net loss and deduction of preferred stock dividend requirements (resulting in additional loss attributable to common stockholders) and the weighted average of new Common Stock outstanding during each fiscal year. Loss per share does not include potentially dilutive securities assumed outstanding since they are anti-dilutive.

(4) Calculated based on common shareholders' equity divided by actual shares of Common Stock outstanding. Common shareholders' equity at April 3, 1998, is equal to total shareholders' equity less $5,713,000 for the liquidation preference of the Series A Preferred Stock. Common shareholders' equity at March 31, 1997, 1996, 1995 and 1994 is equal to total shareholders' equity less $10 million for the liquidation preference of the Series A Preferred Stock.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
  OPERATIONS AND FINANCIAL CONDITION

GENERAL

      The Company reported a decline in its net sales for Fiscal 1998, 1997 and 1996 as compared to Fiscal 1995 primarily due to the licensing of video sales. However, the Company's sales of video products to other customers in the United States also declined during these periods due to increased price competition, higher retail stock levels, weak consumer demand, a soft retail market and the extremely high level of sales achieved in Fiscal 1995. The Company expects its sales in the United States for the first two quarters of Fiscal 1999 to be higher than the first two quarters of Fiscal 1998 due to an improved retail climate, improved sales of microwave products, and that licensing and commission revenues will increase in future years.

RESULTS OF OPERATIONS - FISCAL 1998 COMPARED WITH FISCAL 1997

      NET REVENUES   Consolidated net revenues for Fiscal 1998 decreased  $16.0 million (9%) as compared to Fiscal 1997. The decrease in net revenues resulted primarily from decreases in unit sales of video cassette recorders, televisions and television/video cassette recorder combination units due to the Company's licensing agreement with Daewoo and The Supplier. The decrease also resulted from decreases in unit sales of (i) home theater products, due to a reduction in the variety of products offered, and (ii) car audio products, which were discontinued in Fiscal 1998, and the transfer of the Company's Canadian sales to a local distributor. The reduced revenues were partially offset by increased sales of microwave ovens attributable to a broader product line, by the introduction of the Company's CinemaSurround(R) product, and by the sales of home audio  products  into  foreign  markets as well
as  the  U.S.  market.  Revenues recognized  from  the  licensing of the Emerson and G-Clef trademark  were  $5.6
million in Fiscal 1998 as compared to $5.0 million for Fiscal 1997.

      The Company reports royalty and commission revenues earned from its licensing arrangements, covering various products and territories, in lieu of reporting the full dollar value of such sales and associated costs. (See "Business-Licensing and Related Activities"). The Company expects its U.S. gross sales on its Core Products to improve and its margins on such sales to also improve due to the change in product mix to higher margin products.

      Cost of Sales Cost of Sales, as a percentage of consolidated revenues, was 87% in Fiscal 1998 as compared to 97% in Fiscal 1997. In absolute dollars, cost of sales decreased by $31.8 million (18%) for Fiscal 1998 as compared to Fiscal 1997. Cost of sales in Fiscal 1998 were significantly improved as a percent of sales and in absolute dollars due to the change in the product mix to higher margin products and the reduction of inventory overhead costs due to the Company's successful efforts to shift a higher proportion of its sales to a direct import basis. For Fiscal 1998, products representing approximately 77% of net revenues were directly imported from manufacturers to the Company's customers as compared to 46% for Fiscal 1997.

      The Company's gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the category of the consumer electronics market in which the Company competes. The Company's products are generally placed in the low-to-medium priced category of the market which tend to be the most competitive and generate the lowest profits. The Company believes that the combination of the (i) arrangement with Daewoo, (ii) license agreements with Cargil, W. W. Mexicana and Tel-Sound; (iii) introduction of its new home theater product, CinemaSurround(R), and (iv) distributor agreements in Canada, Europe and parts of Asia will all have a favorable impact on the Company's gross profit. The Company continues to promote its direct import programs to reduce its inventory levels and working capital risks thereby reducing its inventory overhead costs. In addition, the Company continues to focus on its higher margin products and is reviewing new products which can generate higher margins than its current business, either through license arrangements, acquisitions and joint ventures or on its own.

      OTHER OPERATING COSTS AND EXPENSES Other operating costs and expenses increased $1.3 million in Fiscal 1998 as compared to Fiscal 1997, primarily as a result of the Company's implementation of its return to vendor program.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S,G&A")    S,G&A,  as  a
percentage of net revenues, were 9.5% in Fiscal 1998 as compared to 10.5% in Fiscal 1997. In absolute terms, S,G&A decreased by $3.2 million in Fiscal 1998 as compared to Fiscal 1997. The decrease in S,G&A as a percentage of net revenues and in absolute terms was primarily attributable to the following: (i) a decrease in salary expense associated with the Company's reduced staffing levels; (ii) a decrease in professional fees; and (iii) a decrease in depreciation expense.

      RESTRUCTURING AND OTHER NONRECURRING CHARGES The Company did not record any restructuring charges in Fiscal 1998, compared to charges of $3.0 million in Fiscal 1997. The charges recorded in Fiscal 1997 includes charges for the closure of the Company's local Canadian office; employee severance; asset write-downs; and $1.9 million of nonrecurring charges relating to the proposed but unsuccessful acquisition of International Jensen Incorporated.

     EQUITY IN EARNINGS OF AFFILIATE The Company's 28% share in the earnings of an Affiliate amounted to $1.5 million for Fiscal 1998 as compared to a loss of $66,000 for Fiscal 1997. During Fiscal 1998, fourteen months of earnings were included in the Consolidated Statement of Operations, compared to Fiscal 1997 when only two months of operations were included in the Statement of Operations due to the acquisition of the Affiliates stock on December 10, 1996 and a change in the Affiliate's Fiscal year.

      INTEREST EXPENSE Interest expense decreased by $919,000 in Fiscal 1998 as compared to Fiscal 1997. The decrease was attributable to a significant reduction in borrowings on the U.S. revolving line of credit facility primarily due to the reduction in trade accounts receivable and inventory.

      NET LOSS   As a result of the foregoing factors, the Company  generated  a
net   loss   of  $1.4  million for Fiscal 1998 as compared  to  a  net  loss  of approximately $24.0 million for Fiscal 1997.

RESULTS OF OPERATIONS - FISCAL 1997 COMPARED WITH FISCAL 1996

      NET REVENUES Consolidated net revenues for Fiscal 1997 decreased $66.9 million (27%) as compared to Fiscal 1996. The decrease in revenues resulted primarily from decreases in unit sales of video cassette recorders, televisions and television/video cassette recorder combination units due to higher retail stock levels, increased price competition in these product categories, weak consumer demand, a soft retail market and closure of Emerson's Canadian office in December 1996. The reduced revenues were partially offset by increased sales of microwave ovens attributable to a broader product line; the introduction of the Company's new home theater product, CinemaSurround(TM);
and car audio products which were not introduced until the second and third quarters of Fiscal 1996.
Revenues recognized from the licensing of theEmerson and G-Clef trademark were $5.0 million in Fiscal 1997 as compared to $4.4 million for Fiscal 1996.

      The Company reports royalty and commission revenues earned from its licensing arrangements, covering various products and territories, in lieu of reporting the full dollar value of such sales and associated costs.

      COST OF SALES   Cost of sales, as a percentage of consolidated revenues,
was 97% in Fiscal 1997 as compared to 94% in Fiscal 1996. In absolute dollars, cost of sales decreased by $57.3 million (25%) for Fiscal 1997 as compared to Fiscal 1996. Cost of sales margins in Fiscal 1997 were unfavorably impacted by lower sales prices, a higher proportion of closeout sales, the allocation of reduced fixed costs over a lower revenue base, and the recognition of income relating to reduced reserve requirements for sales returns in Fiscal 1996. These increases in cost of sales were partially offset by the introduction of higher margin products_home theater and car audio products_and by a reduction in the costs associated with product returns.

      OTHER OPERATING COSTS AND EXPENSES   Other operating costs  and  expenses
declined $1.7 million in Fiscal 1997 as compared to Fiscal 1996, primarily as a result of (i) reduced sales levels and reduced customer returns and (ii) a decrease in compensation and other expenses incurred to perform after-sale services as a result of the Company's downsizing program.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S,G&A")    S,G&A,  as  a
percentage of net revenues, were 10.5% in Fiscal 1997 as compared to 8% in Fiscal 1996. In absolute terms, S,G&A decreased by $781,000 in Fiscal 1997 as compared to Fiscal 1996. The increase in S,G&A as a percentage of net revenues was primarily attributable to the allocation of S,G&A costs over a lower sales base. In absolute terms the decrease in S,G&A was primarily attributable to a reduction in fixed costs and compensation expense relating to the Company's continuing cost reduction program in both the U.S. and its foreign offices and lower selling expenses attributable to lower sales, partially offset by the reversal of accounts receivable reserves in the prior year and foreign currency exchange losses.

     RESTRUCTURING AND OTHER NONRECURRING CHARGES The Company recorded charges of approximately $3.0 million in Fiscal 1997. Of this total, $1.1 million related to restructuring charges for the closure of the Company's local Canadian office and distribution operations in favor of utilizing an independent distributor and the downsizing of the Company's U.S. operations. The charges include costs for employee severance, asset write-downs, and facility and equipment lease costs. The remaining portion of the $3 million charge included $1.9 million of nonrecurring charges relating to the proposed but unsuccessful acquisition of International Jensen Incorporated. These costs primarily include investment banking, loan commitment, and professional fees, including litigation costs, relating to the proposed acquisition.

      EQUITY IN EARNINGS OF AFFILIATE   The Company's 28% share in the loss  of
the Affiliate amounted to $66,000 for Fiscal 1997. During Fiscal 1997 the Company included two months of the Affiliate's operation in the Company's consolidated statement of operations following the December 10, 1996 purchase of the Affiliate's shares.

     INTEREST EXPENSE Interest expense increased by $154,000 in Fiscal 1997 as compared to Fiscal 1996. The increase was attributable to interest incurred on the debentures issued in August 1995 partially offset by lower average borrowings at lower average interest rates on the U.S. revolving line of credit facility.

      NET LOSS   As a result of the foregoing factors, the Company  generated  a
net   loss  of $24.0 million for Fiscal 1997 as compared to a net loss of  $13.4 million for Fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operating activities was $6,091,000 for Fiscal 1998. Cash was primarily provided by the reduction in accounts receivables and inventories partially offset by an increase in prepaid expenses. The decrease in accounts receivable is due primarily to the change in the nature of the Company's sales to a direct shipment basis and the decrease in inventory is primarily due to a more conservative purchasing strategy focusing on reducing inventory levels combined with a majority of the Company's sales being made on a direct basis.

      Net  cash  used  by financing activities was $6,096,000.   Cash  was  used
primarily to reduce the Company's borrowings under its U.S. line of credit facility. On March 31, 1998, the Company amended its Loan and Security
Agreement which includes a senior secured credit facility. The facility provides for revolving loans and letters of credit, subject to certain limits which, in the aggregate, cannot exceed the lesser of $10 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. The Company is required to maintain certain working capital and net worth levels, and is in compliance with these requirements. At April 3, 1998, there were no outstanding borrowings under the facility, and no outstanding letters of credit issued for inventory purchases.

      The Company's Hong Kong subsidiary currently maintains various credit facilities, as amended, aggregating $28.5 million with a bank in Hong Kong consisting of the following: (i) a $3.5 million credit facility which is generally used for letters of credit for a foreign subsidiary's direct import business and affiliates' inventory purchases and (ii) a $25 million credit facility, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit. At April 3, 1998, the Company's Hong Kong subsidiary pledged $1 million in certificates of deposit to this bank to assure the availability of these credit facilities. At April 3, 1998, there were $1,958,000 and $23,700,000 respectively, of letters of credit outstanding under these credit facilities.

      The Company successfully concluded licensing agreements for existing core business products and new products, and intends to pursue additional licensing opportunities. The Company believes that such licensing activities will have a positive impact on net operating results by generating royalty income with minimal costs, if any, and without the necessity of utilizing working capital or accepting customer returns. (See "Business-Licensing and Related Activities").

      SHORT-TERM LIQUIDITY. At present, management believes that future cash flow from operations and the institutional financing noted above will be sufficient to fund all of the Company's cash requirements for the next fiscal year. However, the adequacy of future cash flow from operations is dependent upon the Company achieving its operating plan. During Fiscal 1998, the Company reduced inventory levels approximately 15%, accounts receivable by 58% and executed cost-reduction programs. The Company intends to maintain these reduced inventory levels and to continue the sale of its products on a direct basis. In Fiscal 1998, products representing approximately 77% of net revenues were directly imported from manufacturers to the Company's customers. The direct import program implemented by the Company is critical in providing sufficient working capital to meet its liquidity objectives. If the Company is unable maintain its existing level of direct sales volume, it may not have sufficient working capital to finance its operating plan.

      The Company is currently in arrears on $727,000 of dividends on the Company's Series A Preferred Stock. The preferred stock is convertible into common stock until March 31, 2002 at a price per share of common stock equal to 80% of the defined average market value of a share of common stock on the date of conversion. The preferred stock dividend rate for Fiscal 1999 is 4.2%.

      The Company's liquidity is impacted by the seasonality of its business. The Company records the majority of its annual sales in the quarters ending September 30 and December 31. This requires the Company to open higher amounts of letters of credit during the quarters ending June 30 and September 30, therefore increasing the Company's working capital needs during these periods. Additionally, the Company receives the largest percentage of customer returns in the quarters ending March 31 and June 30. The higher level of returns during these periods adversely impacts the Company's collection activity, and therefore its liquidity. The Company believes that the agreements with Cargil, Daewoo, WW Mexicana, Tel-Sound and other licensees, as discussed above, and the arrangements it has implemented concerning returned merchandise, should favorably impact the Company's cash flow over their respective terms.

      LONG-TERM LIQUIDITY. The Company has discontinued certain lower margin lines of products and believes that this, together with the agreements covering its North American video business and the introduction of CinemaSurround(TM), can reverse the negative trends of net losses reported in Fiscal 1998 and Fiscal 1997. The senior secured credit facility with the Lender was amended in March 1998 and extended to March 31, 2001 and imposes financial covenants on the Company which could materially affect its liquidity in the future. Management believes that its direct import program and the anticipated cash flow from operations and the financing noted above will provide sufficient liquidity to meet the Company's operating and debt service cash requirements on a long-term basis.

      As of April 3, 1998 the Company had no material commitments for Capital expenditures.

INFLATION AND FOREIGN CURRENCY

     Neither inflation nor currency fluctuations had a significant effect on the Company's results of operations during Fiscal 1998. The Company's exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The Company purchases virtually all of its products from manufacturers located in various Asian countries. The economic crises in these countries and its related impact on their financial markets has not impacted the Company's ability to purchase product. Should these crises continue, they could have a material adverse effect on the Company by inhibiting its relationship with its suppliers and its ability to acquire products for resale.

YEAR 2000

      The Company has developed and is in the process of implementing a plan to modify its management information system to be year 2000 compliant. The Company currently expects to be substantially complete with this conversion by mid-1999. The incremental cost of conversion is estimated to be less than $300,000. The Company does not expect the conversion to have a significant effect on operations or the Company's financial results. In addition, the year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the year 2000 problem on such entities.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

      Recent pronouncements of the Financial Accounting Standards Board ("FASB") which are not required to be adopted at April 3, 1998, include the following Statements of Financial Accounting Standards ("SFAS"):

      SFAS no. 129, "Disclosure of Information about Capital Structure," which will be effective for the Company for the fiscal year ending March 31, 1999, consolidates existing disclosure requirements. This new standard requires the Company to report its capital structure and relevant information in summary format. The Company voluntarily adopted SFAS No. 129 in the 1998 fiscal year.

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in the financial statements. This new standard, which will be effective for the Company for the fiscal year ending March 31, 1999, is not currently anticipated to have a significant impact on the Company's financial statements based on the current financial structure and operations of the Company.

      SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which will be effective for the Company for the fiscal year ending March 31, 1999, establishes standards for reporting information about operating segments in the annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard requires the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which may result in more detailed information in the notes to the
Company's financial statements than is currently required and provided. The Company has not yet determined the effects, if any, of implementing SFAS No. 131 on its reporting of financial information.

FORWARD-LOOKING INFORMATION

      This report contains various forward looking statements under the Private Securities Litigation Reform Act of 1995 (the "Reform Act') and information that are based on Management's beliefs as well as assumptions made by and information currently available to Management. When used in this report, the words "anticipate", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that could cause actual results to differ materially are as follows: (i) the ability of the Company to continue selling products to its largest customers whose net revenues represented 58% and 16% of Fiscal 1998 net revenues; (ii) competitive factors such as competitive pricing strategies utilized by retailers in the domestic marketplace which negatively impacts product gross margins; (iii) the ability of the Company to maintain its suppliers, primarily all of whom are located in the Far East; (iv) the Company's ability to replace the licensing income from the Supplier with commission revenues from Daewoo; (v) the outcome of the litigation. (See "Legal Proceedings"); (vi) the availability of sufficient capital to finance the Company's operating plans; (vii) the ability of the Company to comply with the restrictions imposed upon it by its outstanding indebtedness; and (viii) general economic conditions.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

Item 10.  Directors And Executive Officers

      The  information  required  is incorporated herein  by  reference  to  the
Company's   definitive  Proxy  Statement  for  the  1998   Annual   Meeting   of
Shareholders.

Item 11.  Executive Compensation

      The  information  required  is incorporated herein  by  reference  to  the
Company's   definitive  Proxy  Statement  for  the  1998   Annual   Meeting   of
Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The  information  required  is incorporated herein  by  reference  to  the
Company's   definitive  Proxy  Statement  for  the  1998   Annual   Meeting   of
Shareholders.

Item 13.  Certain Relationships and Related Transactions

      The  information  required  is incorporated herein  by  reference  to  the
Company's   definitive  Proxy  Statement  for  the  1998   Annual   Meeting   of
Shareholders.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedule:

Report of Independent Auditors                                    F-  1
Consolidated Statements of Operations for the years ended
   April 3, 1998, March 31, 1997 and 1996                         F-  2
Consolidated Balance Sheets at April 3, 1998
   and March 31,1997                                              F-  3
Consolidated   Statements  of   Changes   in
   Shareholders' Equity
   for the years ended April 3, 1998,
   March 31, 1997 and 1996                                        F-  4
Consolidated  Statements of Cash  Flows  for
   the years ended April 3, 1998, March 31, 1997
   and 1996                                                       F-  5
Notes to Consolidated Financial Statements                        F-  6
Schedule VII Valuation and Qualifying
   Accounts and Reserves                                          F- 27

ALL OTHER SCHEDULES ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

(b) No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended April 3, 1998.

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

(10) (a) Form of Promissory Note issued to certain Pre-Petition Creditors (incorporated by reference to Exhibit (10) (e) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (b) Loan and Security Agreement, dated March 31, 1994, by and among Emerson, Majexco Imports, Inc. and Congress Financial Corporation
          ("Congress") (incorporated by reference to Exhibit (10) (f) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (c) Amendment No. 1 to Financing Agreements, dated as of August 24, 1995, among Emerson, Majexco Imports, Inc. and Congress (incorporated by reference to Exhibit (2) of Emerson's Current Report on Form 8-K filed with the SEC on September 8, 1995).

(10) (d) Amendment No. 2 to Financing Agreements, dated as of February 13, 1996 (incorporated by reference to Exhibit (10) (c) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

(10) (e) Amendment No. 3 to Financing Agreements, dated as of August 20, 1996 (incorporated by reference to Exhibit (10) (b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

(10) (f)  Amendment No. 4 to  Financing Agreements,  dated as of
          November 14, 1996 (incorporated by reference to Exhibit (10) (c) of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

(10) (g) Amendment No. 5 to Financing Agreements, dated as of February 18, 1997 (incorporated by reference to Exhibit (10) (e) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

(10) (h) Stipulation of Settlement and Order dated June 11, 1996 by and among the Official Liquidator of Fidenas International Bank Limited, Petra Stelling, Barclays Bank PLC, the Official Liquidator of Fidenas Investment Limited, Geoffrey P. Jurick, Fidenas International Limited, L.L.C., Elision International, Inc., GSE Multimedia Technologies Corporation and Emerson.

(10) (i) Pledge Agreement dated as of February 4, 1997 by Fidenas International Limited, L.L.C. ("FIN") in favor of TM Capital Corp. (incorporated by reference to Exhibit (10) (a) of Emerson's Quarterly Report on
          Form 10-Q for the quarter ended December 31, 1996).

(10) (j) Registration Rights Agreement dated as of February 4, 1997 by and among Emerson, FIN, the Creditors, FIL and TM Capital Corp. (incorporated by reference to Exhibit (10) (b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

(10) (k) License and Exclusive Distribution Agreement with Cargil International Corp. dated as of February 12, 1997 (incorporated by reference to Exhibit (10) (c) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

(10) (l) Agreement dated April 10, 1997 between Emerson and Daewoo Electronics Co., Ltd.

(10) (m) Securities Purchase Agreement dated as of November 27, 1996, by and between Sport Supply Group, Inc. ("SSG") and Emerson (incorporated by reference to Exhibit (2)(a) of Emerson's Current Report on Form 8-K dated November 27, 1996).

(10) (n)  Form   of   Warrant  Agreement   by  and  between  SSG   and   Emerson
          (incorporated by reference to Exhibit (4)(a) of Emerson's Current Report on Form 8-K dated November 27, 1996).

(10) (o) Form of Registration Rights Agreement by and between SSG and Emerson (incorporated by reference to Exhibit (4)(b) of Emerson's Current Report on Form 8-K dated November 27, 1996).

(10) (p) Consent No. 1 to Financing Agreements among Emerson, certain of its subsidiaries, and Congress (incorporated by reference to Exhibit
          (10)(b)  of  Emerson's Current Report on Form 8-K dated  November  27,
          1996).

(10) (q) Form of Termination of Employment Agreement between Emerson and John Walker dated as of January 15, 1998.*

(10) (r) License Agreement dated as of March 30, 1998 by and between Tel-Sound Electronics, Inc. and Emerson. *

(10) (s) License Agreement dated as of March 31, 1998 by and between WW Mexicana, S. A. de C. V. and Emerson. *

(10) (t)  Amendment No. 7 to Financing Agreements, dated as of March 31,
          1998. *

(10) (u) Amendment No. 1 to Pledge and Security Agreement dated as of March 31, 1998.*

(10) (v) Second Lease Modification dated as of May 15, 1998 between Hartz Mountain, Parsippany and Emerson. *

(12) Computation of Ratio of Earnings (Loss) to Combined Fixed Charges and Preferred Stock Dividends. *

(21)      Subsidiaries of the Company as of April 3, 1998.*

(23)      Consent of Independent Auditors*

(27)      Financial Data Schedule for year ended April 3, 1998.*

* Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         EMERSON RADIO CORP.


                                         By: /s/ Geoffrey P. Jurick
                                         Geoffrey P. Jurick
                                         Chairman of the Board
Dated:  July 1, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Geoffrey P. Jurick      Chairman of the Board,            July 1, 1998
Geoffrey P. Jurick          Chief Executive Officer and
                            President


/s/ John P. Walker          Executive Vice President         July 1, 1998
John P. Walker              Chief Financial Officer


/s/ Robert H. Brown, Jr.    Director                         July 1, 1998
Robert H. Brown, Jr.


/s/ Peter G. Bunger         Director                         July 1, 1998
Peter G. Bunger


/s/ Jerome H. Farnum        Director                         July 1, 1998
Jerome H. Farnum


/s/ Raymond L. Steele       Director                         July 1, 1998
Raymond L. Steele


                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Emerson Radio Corp.

We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries as of April 3, 1998 and March 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 3, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emerson Radio Corp. and Subsidiaries at April 3, 1998 and March 31, 1997, and the consolidated results of its operations and cash flows for each of the three years in the period ended April 3, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             ERNST & YOUNG LLP
New York, New York
July 1, 1998


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For The Years Ended April 3, 1998, March 31, 1997 and 1996
                      (In thousands, except per share data)


                                  1998        1997      1996

Net revenues                    $ 162,730   $ 178,708  $ 245,667

  Cost of sales                   142,372     174,184    231,455
  Other operating costs and
    expenses                        4,351      3,079       4,803
  Selling, general and
    administrative expenses        15,483     18,716      19,497
  Restructuring and other
    nonrecurring charges               --      2,972          --

                                  162,206    198,951     255,755

Operating income (loss)               524    (20,243)    (10,088)

  Equity in earnings (loss) of
    Affiliate                       1,524        (66)         --
  Write-down of investment in
    and advances to Joint Venture    (714)        --          --
  Interest expense, net            (2,510)    (3,429)     (3,275)
Loss before income taxes           (1,176)   (23,738)    (13,363)

   Provision for income taxes         254        230          26
Net loss                         $ (1,430)  $(23,968)   $(13,389)

Net loss per common share        $   (.04)  $   (.61)   $   (.35)

Weighted average shares
    outstanding
  Basic                            45,167     40,292      40,253
  Diluted                          45,167     40,292      40,253


  The accompanying notes are an integral part of the consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     As of April 3, 1998 and March 31, 1997
                        (In thousands, except share data)
                                                          1998       1997
                        ASSETS
Current Assets:
  Cash and cash equivalents                          $   2,608     $ 2,640
  Accounts receivable (less allowances
    of $4,884  and $6,001, respectively)                 5,247      12,452
  Other receivables                                      6,474       2,117
  Inventories                                           11,375      13,329
  Prepaid expenses and other current assets              2,503       4,380
        Total current assets                            28,207      34,918
Property and equipment (net of accumulated
    depreciation of $3,152 and                           1,381       2,130
    $3,521, respectively)
Investment in Affiliates and Joint Venture              17,522      16,033
Other assets                                             4,810       5,687
        Total Assets                                   $51,920     $58,768

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                       $    --     $ 5,689
   Current maturities of long-term debt                     85          85
   Accounts payable and other current liabilities       12,256      13,053
   Accrued sales returns                                 4,511       2,730
   Income taxes payable                                    191         103
        Total current liabilities                       17,043      21,660

Long-term debt, less current maturities                 20,750      20,856
Other non-current liabilities                              179         223

Shareholders' Equity:
  Preferred  shares -- 10,000,000 shares  authorized;
     5,237 and 10,000 shares issued
     and outstanding, respectively                       4,713       9,000
  Common shares -- $.01 par value, 75,000,000  shares
     authorized; 51,044,730 and 40,335,642 shares
     issued and outstanding, respectively                  510         403
  Capital in excess of par value                       113,201     109,278
  Accumulated deficit                                 (104,673)   (102,843)
  Cumulative translation adjustment                        197         191
        Total shareholders' equity                      13,948      16,029
        Total Liabilities and Shareholders' Equity     $51,920    $ 58,768


  The accompanying notes are an integral part of the consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           For The Years Ended April 3, 1998, March 31, 1997 and 1996
                        (In thousands, except share data)

                         Common Shares Issued
                                                 Cap-
                                                 ital                 Cumula-
                                                 in                   tive
                                                 Excess               Trans-
                  Prefer-  Number                of        Accum-     lation
                  red      of           Par      Par       ulated     Adjust-
                  Stock    Shares       Value    Value     Deficit    ment

Balance-March 31,
    1995          $9,000   40,252,772   $  403   $107,969  $(64,086)  $  365
 Issuance of
   common stock
   warrants                                         1,065
 Preferred
   stock dividends                                             (700)
   Other                                              (43)              (202)
   Net loss                                                  (13,389)

Balance-March 31,
    1996           9,000  40,252,772      403     108,991    (78,175)    163
 Issuance of
   common stock
   warrants                                           257
 Exercise of
   stock options
   and warrants               82,870                   40
 Preferred
   stock dividends                                             (700)
 Other                                                (10)                28
 Net loss                                                   (23,968)

Balance-March 31,
    1997           9,000  40,335,642      403     109,278  (102,843)     191
 Issuance of
   common stock
   upon conversion
   of preferred
   stock          (4,287) 10,709,088      107      4,180
 Cancellation of
   common stock
   warrants                                         (257)
 Preferred stock dividends                                    (400)
 Other                                                                    6
 Net loss                                                   (1,430)
Balance-April
   3, 1998        $4,713 $51,044,730    $510   $ 113,201 $(104,673)   $ 197



  The accompanying notes are an integral part of the consolidated financial statements.



                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Years Ended April 3, 1998, March 31, 1997 and 1996
                                 (In thousands)



                                   1998       1997         1996
Cash Flows from Operating
    Activities:
 Net loss                       $ (1,430)  $ (23,968)   $ (13,389)
 Adjustments to reconcile net
    loss to net cash provided
    (used) by operating
    activities:
 Depreciation and amortization     1,759       2,844        3,664
 Equity  in  earnings  of
    affiliate                     (1,524)         66           --
 Restructuring and other
    nonrecurring charges              --       2,782           --
 Asset valuation and loss
    reserves                      (2,378)      ( 752)     (14,209)
 Other                              (251)      1,048          298
 Changes  in  assets  and
    liabilities:
 Accounts receivable               9,151      11,230       17,391
 Other receivables                (4,357)     (2,117)          --
 Inventories                       3,418      20,871         (437)
 Prepaid expenses and
    other current assets             845       3,884        3,231
 Other assets                       ( 71)       (896)        (601)
 Accounts  payable  and
    other current liabilities        841       1,827       (9,092)
 Income taxes payable                 88         (98)         (53)
Net cash provided (used) by
    operations                     6,091      16,721      (13,197)

Cash Flows from Investing
    Activities:
 Investment in affiliates             --     (14,513)       1,840
 Additions to property and
    equipment                        (27)       (255)      (1,666)
 Redemption of certificates of
    deposit                           --         100          945
 Other                                --          12         (477)
Net cash provided (used) by
    investing activities             (27)    (14,656)         642

Cash Flows from Financing
    Activities:
 Net repayments under line of
    credit facility               (5,689)    (15,462)      (6,145)
 Net proceeds from issuance of
    senior subordinated
    convertible debentures            --          --       19,208
 Retirement of long-term debt       (106)       (118)        (298)
 Payment  of preferred  stock
    dividends                       (257)       (231)        (700)
 Payment of debt costs                --          --         (237)
 Other                               (44)        253         (160)
Net cash provided (used) by
    financing activities          (6,096)    (15,558)      11,668
Net decrease in cash and cash
    equivalents                      (32)    (13,493)        (887)
Cash  and  cash  equivalents  at
    beginning of year              2,640      16,133       17,020
Cash and cash equivalents at end
    of year                       $2,608     $ 2,640      $16,133


The accompanying notes are an integral part of the consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  April 3, 1998

Note 1 -- Significant Accounting Policies:

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Emerson Radio Corp. and its majority-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated. A 28% owned investment in an Affiliate and a 50% ownership of a domestic joint venture are accounted for by the equity method (see Notes 3 and 15).

EARNINGS (LOSS) PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

USE OF ESTIMATES

      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.

CASH AND CASH EQUIVALENTS

      Short-term investments with original maturities of three months or less at the time of purchase are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

FAIR VALUES OF FINANCIAL INSTRUMENTS

      The estimated fair values of financial instruments have been determined by the Company using available market information, including current interest rates, and the following valuation methodologies:

      Cash and cash equivalent and accounts receivable -- the carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values because of the short maturity of these instruments. The carrying amount of accounts receivable approximate their fair value.

     Other receivables -- the fair value is estimated on the basis of discounted cash flow analyses, using appropriate interest rates for similar instruments.

      Notes payable and long-term debt -- the fair value is estimated on the basis of rates available to the Company for debt of similar maturities.

INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out) or market.

CONCENTRATIONS OF CREDIT RISK

       Certain financial instruments potentially subject the Company to concentrations of credit risk. Accounts receivable represent sales to retailers and distributors of consumer electronics throughout the United States and Canada. The Company periodically performs credit evaluations of its customers but generally does not require collateral.

DEPRECIATION AND AMORTIZATION AND VALUATION OF INTANGIBLES

      Property and equipment, stated at cost, are being depreciated by the straight-line method over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.

     Goodwill (resulting from its investment in an Affiliate) and trademarks are amortized using the straight-line method, principally over 40 years. Management periodically evaluates the recoverability of goodwill and trademarks. The carrying value of goodwill and trademarks would be reduced if it is probable that management's best estimate of future operating income before amortization of goodwill and trademarks will be less than the carrying value over the remaining amortization period.

FOREIGN CURRENCY

      The assets and liabilities of foreign subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Related translation adjustments are reported as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations and amounted to a gain (loss) of ($39,000), ($79,000), and $475,000 for the years ended April 3, 1998, March 31,
1997 and 1996, respectively.

      The Company does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations.

RECLASSIFICATION

     Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to current periods presentation.

CHANGE IN ACCOUNTING PERIOD

      Beginning in Fiscal 1998, the Company changed its financial reporting year to a 52/53 week year ending on the Friday closest to March 31. Accordingly, the current fiscal year ended on April 3, 1998.

Note 2 -- Inventories:

      Inventories are comprised primarily of finished goods. Spare parts inventories, net of reserves, aggregating $384,000 and $1,469,000 at April 3, 1998 and March 31, 1997, respectively, are included in "Prepaid expenses and other current assets."

Note 3 -- Investment in Unconsolidated Affiliate

      On December 10, 1996, the Company purchased from Sport Supply Group, Inc. ("Affiliate") 1,600,000 shares of newly issued common stock, $.01 par value per share (the "SSG Stock"), for aggregate consideration of $11.5 million, or approximately $7.19 per share. In addition, the Company purchased, for an aggregate consideration of $500,000, five-year warrants expiring 2001 (the "SSG Warrants") to acquire an additional 1,000,000 shares of SSG common stock at an exercise price of $7.50 per share, subject to standard anti-dilution adjustments, pursuant to a Warrant Agreement. Prior to such purchase, the Company beneficially owned approximately 9.9% of the outstanding shares of SSG Stock which it had purchased for $4,228,000 in open market transactions. Based upon the purchase of the SSG Stock, as set forth above, the Company owns approximately 28% of the outstanding SSG common shares. If the Company exercises all of the SSG Warrants, it will beneficially own approximately 36% of the SSG common shares. In July 1997, the Company entered into a Management Services Agreement with SSG, whereby SSG would provide various managerial and administrative services to the Company.

     The investment in and results of operations of SSG are accounted for by the equity method. In January 1997, SSG changed its financial reporting year end from October 31 to September 30. This change in accounting period resulted in the Company now recording its share of SSG earnings on a concurrent basis. Previously, the Company recorded its share of SSG's earnings on a two month delay. The Company's investment in SSG includes goodwill of $3,973,000 and is being amortized on a straight line basis over 40 years. At April 3, 1998, the aggregate market value quoted on the New York Stock Exchange of Emerson's shares of SSG common shares was approximately $21 million. Summarized financial information derived from SSG's financial reports to the Securities and Exchange Commission was as follows (in thousands):

                                            (Unaudited)
                              April 3, 1998        January  31, 1997

    Current assets            $   37,282            $ 39,850
    Property, plant and
       equipment and
       other assets               19,878              36,748
    Current liabilities            8,395              39,011
    Long-term debt                 7,498                 324


                                            (Unaudited)
                                For the 14         For the 3
                                Months Ended       Months Ended
                                April 3, 1998      January 31, 1997

    Net sales                  $ 111,214           $  14,580
    Gross profit                  43,275               5,905
    Earnings (loss) from
       continuing operations       5,903              (1,356)
    Loss from discontinued
       operations                     --              (2,574)
    Net (loss)  income             5,903              (3,930)


Note 4 -- Property and Equipment:

  As of April 3, 1998 and March 31, 1997, property and equipment is comprised of the following:


                                         1998        1997
                                          (In thousands)

   Furniture and fixtures. . . . . .   $3,745       $4,021
   Machinery and equipment . . . . .      532          891
   Leasehold improvements. . . . . .      256          739
                                        4,533        5,651
   Less  accumulated depreciation and
      amortization . . . . . . . . .    3,152        3,521
                                       $1,381       $2,130


      Depreciation and amortization of property and equipment amounted to $776,000, $1,631,000 and $2,800,00 for the years ended April 3, 1998, March 31,
1997 and 1996, respectively.

Note 5 -- Credit Facility:

      On March 31, 1998, the Company amended its existing Loan and Security Agreement (the "Loan and Security Agreement") which includes a senior secured credit facility with a U.S. financial institution. The amendment to the facility reduced the facility to $10 million from $35 million, and amended certain financial covenants as defined below. The facility provides for revolving loans and letters of credit, subject to individual maximums which, in the aggregate, cannot exceed the lesser of $10 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. Amounts outstanding under the senior credit facility are secured by substantially all of the Company's U.S. and Canadian assets except for trademarks, which are subject to a negative pledge covenant and a majority of its investment in an unconsolidated Affiliate. At April 3, 1998 and March 31, 1997, the weighted average interest rate on the outstanding borrowings was 9.75% and 9.5%, respectively, which is the prime rate of interest plus 1.25%. Interest paid totaled $316,000, $1,494,000 and $2,429,000 respectively, for the years ended April 3, 1998, March 31, 1997 and 1996. Pursuant to the Loan and Security Agreement, the Company is restricted from, among other things, paying cash dividends (other than on the Series A Preferred Stock), redeeming stock, and entering into certain transactions and is required to maintain certain working capital and equity levels. An event of default under the credit facility may trigger a default under the Company's 8-1/2% Senior Subordinated Convertible Debentures Due 2002. At March 31, 1998, there were no outstanding borrowings under the facility, and no outstanding letters of credit issued for inventory purchases. At March 31, 1997, there was $5,689,000 outstanding borrowing and $444,000 outstanding letters of credit.

Note 6 -- Long-Term Debt:

  As of April 3, 1998 and March 31, 1997, long-term debt consisted of the following:


                                         1998       1997
                                          (in thousands)

8-1/2%  Senior  Subordinated
   Convertible Debentures Due 2002. . . $20,750    $20,750
Notes  payable to  unsecured
   creditors  . . . . . . . . . . . . .      --          3
Equipment notes and other . . . . . . .      85        188
                                         20,835     20,941
Less current obligations. . . . . . . .      85         85
                  Long term debt        $20,750    $20,856


     The Senior Subordinated Convertible Debentures Due 2002 ("Debentures") were issued in August 1995. The Debentures bear interest at the rate of
8-1/2%  per  annum,  payable quarterly, and mature on
August 15, 2002.  The Debentures   are convertible  into
shares  of  the  Company's common stock at any time  prior  to redemption or maturity at an initial conversion price of $3.9875 per share, subject to adjustment under certain circumstances. Beginning August 15, 1998, at the option of the Company, the Debentures are redeemable in whole or in part at an initial redemption price of 104% of principal, decreasing by 1% per year until maturity. The Debentures are subordinated to all existing and future senior indebtedness (as defined in the Indenture governing the Debentures). The Debentures restrict, among other things, the amount of senior indebtedness and other indebtedness that the Company, and, in certain instances, its subsidiaries, may incur. Each holder of Debentures has the right to cause the Company to redeem the Debentures if certain designated events (as defined) should occur. The Debentures are subject to certain restrictions on transfer, although the Company has registered the offer and sale of the Debentures and the underlying common stock.

Note 7  -- Income Taxes:

      The income tax provision for the years ended April 3, 1998, March 31, 1997 and 1996 consisted of the following:


                           1998      1997        1996
                               (In thousands)

Current:
Federal                    $  13     $  --       $ (39)
Foreign, state and other     241       230          65
                           $ 254     $ 230       $  26


The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory U.S. rate of 34% to earnings (loss) before income taxes for the years ended April 3, 1998, March 31, 1997 and 1996 are analyzed below:



                            1998        1997         1996
                                   (In thousands)

 Statutory provision
    benefit)                $ (400)     $ (8,071)    $  (4,543)
 U. S. and foreign net
    operating losses
    without tax benefit       (930)        8,098         4,493
 Expiration of state
    net operating
    losses                   1,384            --            --
 Rate differential on
    foreign income             223           248            96
 Other, net                    (23)          (45)          (20)
 Total income tax
    provision               $  254       $   230      $     26



      As of April 3, 1998 and March 31, 1997 the significant components of the Company's deferred tax assets and liabilities are as follows:


                                           1998          1997
                                             (In thousands)

 Deferred tax assets:
       Accounts receivable reserves        $   5,003     $  4,255
       Inventory reserves                      2,332        2,880
       Federal operating loss
           carryforwards                      15,469       15,682
       State net operating loss
           carryforwards                       6,759        8,161
       Other                                   1,050          322
       Total deferred tax assets              30,613       31,300
       Valuation  allowance for
           deferred tax assets               (29,844)     (31,091)
       Net deferred tax assets                   769          209
 Deferred tax liabilities                       (769)        (209)
 Net deferred taxes                         $     --     $     --



Total deferred tax assets of the Company at April 3, 1998 and March 31, 1997 represent the tax-effected net operating loss carryforwards subject to annual limitations (as discussed below), and tax-effected deductible temporary differences. The Company has established a valuation reserve against any expected future benefits.

      Cash paid for income taxes was $152,000, $125,000 and $151,000 for the years ended April 3, 1998, March 31, 1997 and 1996, respectively.

      Income (loss) of foreign subsidiaries before taxes was $3,065,000, ($2,512,000) and ($6,233,000) for the years ended April 3, 1998, March 31, 1997 and 1996, respectively. Provision is made for federal income taxes which may be payable on earnings of foreign subsidiaries to the extent that the Company anticipates they will be remitted. It is the policy of the Company to permanently reinvest all the earnings from its foreign subsidiaries.

      As of March 31, 1997, the Company has a federal net operating loss carryforward of approximately $132,265,000, of which $29,160,000, $13,385,000,
$50,193,000, $20,575,000, and $18,952,000 will expire in 2006, 2007, 2009,  2011 and 2013, respectively. The utilization of these net operating losses are limited based on the effects of a Plan of Reorganization consummated on March 31, 1994. Pursuant to the Plan, an ownership change occurred with respect to the Company and subjected the Company's net operating loss and foreign tax credit carryforwards to limitations provided in Sections 382 and 383, respectively, of the Internal Revenue Code. Subject to special rules regarding increases in the annual limitation for the recognition of net unrealized built-in gains, the Company's annual limitation is approximately $2.2 million.

Note 8 -- Commitments and Contingencies:

     Leases:

      The Company leases warehouse and office space at minimum aggregate rentals net of sublease income as follows:



             Fiscal
             Years            Amount

              1999           $1,225
              2000              963
              2001              577
              2002              384
              2003              384
              Later years       128


      Rent expense, net of rental income, aggregated $1,570,000, $1,790,000 and $1,705,000 for the years ended March 31, 1998, 1997 and 1996, respectively. Rental income from the sublease of warehouse and office space aggregated $238,000, $256,000 and $278,000 in the years ended April 3, 1998, March 31, 1997 and 1996, respectively.

     Letters of Credit:

      There were no letters of credit outstanding under the Loan and Security Agreement (See Note 5) at April 3, 1998 and $444,000 of Letters of Credit were outstanding at March 31, 1997. The Company's Hong Kong subsidiary also currently maintains various credit facilities aggregating $28.5 million with a bank in Hong Kong subject to annual review consisting of the following: (i) a $3.5 million credit facility which is generally used for letters of credit for a foreign subsidiary's direct import business and an affiliates' inventory purchases, and (ii) a $25 million credit facility, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit with the Company's largest customer. At April 3, 1998, the Company's Hong Kong subsidiary had pledged $1 million in certificates of deposit to this bank to assure the availability of these credit facilities. At April 3, 1998, there were $1,958,000 and $23,700,000 of letters of credit outstanding under these credit facilities, respectively.

     Tax Assessments:

      A wholly owned subsidiary of the Company, Emerson Radio (Hong Kong) Ltd. was assessed $858,000 by the Hong Kong Inland Revenue Department (the "IRD") in May 1998. The assessment relates to the 1992/1993 to 1997/1998 tax years and asserts that certain revenues reported as non taxable by Emerson Radio (Hong
Kong) Ltd. are subject to a profits tax. Emerson Radio Hong Kong Ltd. is also in litigation with the IRD regarding a separate assessment of $489,000 pertaining to the deduction of certain expenses that relate to the taxable years 1991/1992 to 1997/1998. The outcome of both actions is uncertain at this time. However, the Company believes that it will prevail in both cases. During June 1998 the Company received a favorable ruling in regards to the assessment of $489,000, which is subject to appeal.

Note 9-- Shareholders' Equity:

  In July 1994, the Company adopted a Stock Compensation Program ("Program") intended to secure for the Company and its stockholders the benefits arising from ownership of the Company's common stock by those selected directors, officers, other key employees, advisors and consultants of the Company who are most responsible for the Company's success and future growth. The maximum aggregate number of shares of common stock available pursuant to the Program is 2,000,000 shares and the Program is comprised of 4 parts-the Incentive Stock Option Plan, the Supplemental Stock Option Plan, the Stock Appreciation Rights Plan and the Stock Bonus Plan. A summary of transactions during the last three years is as follows:

                             Number of      Price             Aggregate
                             Shares         Per Share         Price

Outstanding-March 31, 1995   1,830,000       $1.00 - $1.10    $1,890,000
Granted                        125,000       $2.63 - $2.88       341,000
Canceled                      (287,000)           $1.00         (287,000)
Outstanding-March 31, 1996   1,668,000       $1.00 - $2.88     1,944,000
Granted                         50,000       $2.25 - $2.56       119,000
Exercised                      (69,000)           $1.00          (69,000)
Canceled                       (59,000)      $1.00 - $2.56       (67,000)
Outstanding-March 31, 1997   1,590,000       $1.00 - $2.88     1,927,000
Granted                        207,000            $1.00          207,000
Canceled                      (790,000)      $1.00 - $2.88    (1,067,000)
Outstanding-April 3, 1998    1,007,000       $1.00 - $1.10    $1,067,000


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

      The Company has elected to follow APB25 and related interpretations for stock-based compensation and accordingly has recognized no compensation expense. Had compensation cost been determined based upon the fair value at grant date for awards consistent with the methodology prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company's net loss would have increased approximately $21,000, $45,000 and $81,000 for the years ended April 3, 1998, March 31, 1997 and 1996, respectively.

      The fair value of these options, and all other options and warrants of the Company, was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended April 3, 1998 and March 31, 1997 and 1996; risk-free interest rate of 5%, an expected life of 10 years and a dividend yield of zero. For the years ended April 3, 1998 and March 31, 1997 and 1996, volatility was 56%, 73% and 85%, respectively. The effects of applying FAS 123 and the results obtained are not likely to be representative of the effects on future pro-forma income.

      In October 1994, the Company's Board of Directors adopted, and the stockholders subsequently approved, the 1994 Non-Employee Director Stock Option Plan. The maximum number of shares of common stock available under such plan is 300,000 shares. A summary of transactions since inception of the plan is as follows:

                                Number of       Price         Aggregate
                                Shares          Per Share     Price

Outstanding-March 31, 1995      175,000         $1.00         $175,000
Canceled                        (25,000)        $1.00          (25,000)
Outstanding_March 31, 1996,
    March  31, 1997,
    April 3, 1998               150,000         $1.00         $150,000


      The provisions for exercise price, term and vesting schedule are the same as noted above for the Stock Compensation Program.

      On September 29, 1993, the Company and five of its U.S. subsidiaries filed voluntary petitions for relief under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code and operated as debtors-in-possession under the supervision of the Bankruptcy Court while their reorganization cases were pending. The precipitating factor for these filings was the Company's severe liquidity problems relating to its high level of indebtedness and a significant decline in sales from the prior year. Effective March 31, 1994, the Bankruptcy Court entered into an order confirming the Plan of Reorganization. The Plan of Reorganization provided for the implementation of a recapitalization of the Company.

      Pursuant  to  the Plan of Reorganization, on March 31, 1994,  the  Company
issued Series A Preferred Stock, $.01 par value, with a face value of $10 million and an estimated fair market value of approximately $9 million. The preferred stock is convertible into Common Stock at any time during the period beginning on March 31, 1997 and ending on March 31, 2002; the preferred stock is convertible into common stock at a price per share of common stock equal to 80% of the defined average market value of a share of common stock on the date of conversion. The preferred stock bears dividends on a cumulative basis currently at 5.6% and declines by 1.4% each June 30th until no dividends are payable.

     The preferred stock is non-voting. However, the terms of the preferred stock provide that holders shall have the right to appoint two directors to the Company's Board of Directors if the preferred stock dividends are in default for six consecutive quarters. At April 3, 1998, the Company was in arrears on $727,000 of dividends.

      Pursuant to the Plan of Reorganization the Noteholders received warrants for the purchase of 750,000 shares of common stock. The warrants are exercisable for a period of seven years from March 31, 1994 and provide for an exercise price of $1.00 per share for the first three years, escalating by $.10 per share per annum thereafter until expiration of the warrants.

      In connection with the Debentures offering, the Company in August 1995, issued to the placement agent and its authorized dealers warrants for the purchase of 500,000 shares of common stock. The warrants are exercisable for a period of four years from August 24, 1996 and provide for an exercise price of $3.9875 per share, subject to adjustment under certain circumstances.

      In connection with a consulting agreement, the Company in December 1995, issued warrants for the purchase of 250,000 shares of common stock at an exercise price of $4.00 per share. The warrants may be exercised until December 8, 2000, when such warrants shall expire.

     In November 1995, the Company filed a shelf registration statement covering 5,000,000 shares of common stock owned by FIN to finance a settlement of the Litigation Regarding Certain Outstanding Common Stock. The shares covered by the shelf registration are subject to certain contractual restrictions and may be offered for sale or sold only by means of an effective prospectus following registration under the Securities Act of 1933, as amended.

      In November 1995, the Company's Board of Directors approved a plan to repurchase up to two million of its common shares, from time to time in the open market. In May 1998, the plan was modified to approve the repurchase of $2 million of common shares. Although there are 51,044,730 shares outstanding, approximately 29.2 million shares are held directly or indirectly by affiliated entities of Geoffrey Jurick, Chairman, Chief Executive Officer and
President of the Company. The Company has agreed with Mr. Jurick that such shares will not be subject to repurchase under the Plan approved in 1995. The stock repurchase program is subject to consent of certain of the Company's lenders, certain court imposed restrictions, price and availability of shares, compliance with securities laws and alternative capital spending programs, including new acquisitions. The repurchase of common shares is intended to be funded by working capital.

Note 10 -- Capital Structure:

      In February 1997 the Financial Accounting Standards Board issued Statement No. 129 "Disclosure of Information About Capital Structure" which requires companies to adopt a method for reporting an entity's capital structure and relevant information in summary format. The following disclosure sets forth the required information.

      The outstanding capital stock of the Company at April 3, 1998 consisted of common stock and Series A convertible preferred stock. The preferred shares are convertible to common shares at any time beginning March 31, 1997 until March 31, 2002.

      During the year ended April 3, 1998, 4,763 shares of Series A Preferred Stock were converted into 10.7 million shares of common stock. If all existing outstanding Preferred shares were converted at April 3, 1998, an estimated 14.7 million additional common shares would be issuable. Dividends for the Preferred Stock accrue and are payable quarterly at 7% up to March 31, 1997 then decline by 1.4% each succeeding year until March 31, 2001 when no further dividends are payable. The dividend rate at April 3, 1998 was 5.6% and as of April 3, 1998, $727,000 of dividends were in arrears. Preferred shareholders have liquidation rights subordinated to the Company's Senior Secured Lender and 8-1/2% Senior Subordinated Convertible Debentures.

     The Company has outstanding approximately 1.0 million options with exercise prices ranging from $1.00 to $1.10. If the options were exercised, the holders would have rights similar to common shareholders. Outstanding warrants total approximately 670,000 common shares and have conversion prices ranging from $1.10 to $4.00. If the warrants were exercised, the holders would have rights similar to common shareholders.

       The Company has outstanding $20.8 million of Senior Subordinated Convertible Debentures due in 2002 and pay interest quarterly. The Debentures are redeemable, in whole or in part, at the Company's option at the following redemption prices beginning August 15, 1998 of 104% and declining by 1% per year until maturity.

      Holders may redeem the Debentures at any time at a conversion price of $3.9875 per share of common stock, subject to certain adjustments which would result in 5.2 million additional common shares being issued. The Debentures are subordinated to all existing and future senior indebtedness.

Note 11 --Net Earnings (Loss) per Share:

      The following table sets forth the computation of basic and diluted loss per share for the years ended April 3, 1998, March 31, 1997 and 1996:

                     (In thousands, except per share amount)

                             1998         1997            1996

   Loss                    $(1,430)      $(23,968)     $(13,389)
   Less: Preferred Stock
      Dividends                400            700           700

   Loss available to
      Common Stockholders
      (numerator)           (1,830)       (24,668)      (14,089)

   Weighted average
      shares (denominator)  45,167         40,292        40,253
   Loss per share          $  (.04)       $  (.61)     $   (.35)


Options and warrants to purchase 1,826,000, 2,410,000, and 2,510,000 of common stock were not included in computing diluted earnings per share for 1998, 1997 and 1996, respectively, because the effect would be antidilutive.

Preferred stock convertible into 14,700,000, 9,000,000 and 5,400,000 shares of common stock were not included in computing diluted earnings per share for 1998, 1997 and 1996, respectively, because the effect would be antidilutive.

Senior subordinated debentures convertible into 5,204,000 shares of common stock if converted were not included in computing diluted earnings per share for 1998, 1997 and 1996, respectively, because the effect would be antidilutive.

Note 12 -- License Agreements:

      The Company has several license agreements in place, which allow licensees the use of the Emerson and G-Clef trademark for the manufacture and/or the sale of consumer electronics and other products. The license agreements cover various countries throughout the world and are subject to renewal at the expiration of the agreements. Additionally, the Company has entered into several sourcing and inspection agreements that require the Company to provide these services in exchange for a fee. License revenues recognized in Fiscal years 1998 and 1997 were $5,597,000 and $5,040,000 respectively. The Company records a majority of licensing revenues as it is earned over the term of the related agreement. In Fiscal 1998 and Fiscal 1997, $908,000 and $1,074,000 of license revenues recognized represented the discounted value of the minimum royalties due under the term of the agreements. This will reduce the revenue recognized related to such agreements in future years.

      In February 1995, the Company and one of its largest Suppliers and certain of the Supplier's affiliates (collectively, the "Supplier") entered into two mutually contingent agreements (the "Agreements"). Effective March 31, 1995, the Company granted a license of certain trademarks to the Supplier for a three-year term. The license permitted the Supplier to manufacture and sell certain video products under the Emerson and G-Clef trademark to one of the Company's largest customers (the "Customer") in the U.S. and Canada, and precluded the Supplier from supplying product to the Customer other than under the Emerson and G-Clef trademark or the Supplier's other trademarks. Further, the Agreements provided that the Supplier would supply the Company with certain video products for  sale  to other customers at preferred prices
for a three-year term.   Under the  terms of the Agreements, the Company
received non-refundable minimum annual royalties from the Supplier to be credited against royalties earned from sales of video cassette recorders and players, television/video cassette recorder and player  combinations,
and  color televisions to  the  Customer.   In  addition,
effective August 1, 1995, the Supplier assumed responsibility for returns and after-sale and warranty services on all video products manufactured by the Supplier and sold to the Customer, including similar video products sold by the Company prior to April 1, 1995. Royalty income recognized by the Company pursuant to the Agreements was $4,000,000, $4,000,000 and $4,442,000 in Fiscal 1998, 1997 and 1996, respectively. The agreement expired on March 31, 1998.

      In anticipation of the expiration of the Agreements, Emerson executed a four-year agreement ("Daewoo Agreement") with Daewoo Electronics Co. Ltd., ("Daewoo") in April 1997. This agreement provides that Daewoo will manufacture and sell television and video products bearing the Emerson and G-Clef trademark to customers in the U.S. market. Daewoo is responsible for and assumes all risks associated with, order processing, shipping, credit and collections, inventory, returns and after-sale service. The Company will arrange sales and provide marketing services and in return receive a commission for such services. This agreement can be terminated without cause by either party upon 90 days notice.

      The  Daewoo Agreement may result in commission revenues that will be  less than,  equal  to  or  exceed  those earned from the  Supplier
Agreement.   The agreement  with  Daewoo  does not contain minimum  annual commissions and is entirely dependent on the volume of sales made by the Company that are subject to the Daewoo Agreement. Should the Company not generate commission revenues that are at levels substantially equal to the revenues generated from the Supplier Agreement the Company's results of operations will be effected adversely.

     In February 1997, the Company executed five-year license/supply agreements with Cargil International Corp. ("Cargil"), covering the Caribbean and Central and South American markets. The agreements provide for the license of the Emerson and G-Clef trademark for certain consumer electronics and other products and require Emerson to source and inspect product for Cargil. Under the terms of the agreements, the Company will receive minimum annual royalties and a separate fee for the provision of sourcing and inspection service. Cargil assumes all costs and expenses associated with the purchasing, marketing and after-sales support of such products.

      In October 1994, the Company entered into a license agreement with Jasco Products Co., Inc., ("Jasco"), as amended, whereby the Company granted a license of certain trademarks to Jasco for use on consumer electronics accessories. Under the terms of the agreement, as amended in April 1997, the Company will receive minimum annual royalties through the life of the agreement, which expires on December 31, 1998.

     In June 1997, the Company entered into an eighteen month license agreement with World Wide One, Ltd., a Hong Kong corporation for use of the Emerson and G-Clef trademark in connection with the sale of certain consumer electronics products and other products to Makro International Far East Ltd. for sales of these products in China, Indonesia, Malaysia, Philippines, South Korea, Taiwan and Thailand. The Company will provide sourcing and inspection services for at least 50% of the licensee's purchase requirement. The licensee is required to meet certain minimum sales requirements as well as to ensure the establishment of adequate service centers or agents for after-sales warranty services.

      In March 1998, the Company executed three-year license and supply agreements with WW Mexicana, S. A. de C. V. ("WW Mexicana"), a distributor located in Mexico covering the Mexico market. The agreements provide for the license of the Emerson and G-Clef trademark for use on certain consumer products to be sold in Mexico and sourcing and inspection services. Under the terms of these agreements, the Company will receive minimum annual royalties through the life of the agreement and will receive a separate fee for sourcing and inspection services.

     In March 1998 the Company executed a three-year license agreement with Tel-Sound Electronics, Inc. ("Tel-Sound"), covering the United States and Canada markets. The agreement provides for the license of the Emerson and G-Clef trademark for use with telephones, answering machines and caller ID products. Under the terms of this agreement, the Company will receive minimum annual royalties through the life of the agreement.

Note 13 --Legal Proceedings:

CERTAIN OUTSTANDING COMMON STOCK

     Pursuant to the Company's bankruptcy restructuring plans on March 31, 1994, 30 million shares of the Company's Common Stock were issued to GSE Multimedia Technologies Corporation ("GSE"), Fidenas International Limited, L.L.C. ("FIN") and Elision International, Inc. ("Elision"). GSE, FIN and Elision (the "Affiliated Entities") are all affiliates of Geoffrey P. Jurick, the Company's Chairman of the Board, Chief Executive Officer and President. On June 11, 1996, a Stipulation of Settlement and Order (the "Settlement Agreement") was executed in proceedings before the United States District Court for the District of New Jersey, which settles various legal proceedings in Switzerland, the Bahamas and the United States. The Settlement Agreement provides for, among other things, the payment by Mr. Jurick and his Affiliated Entities of $49.5 million to various claimants of Mr. Jurick and the Affiliated Entities (the "Creditors"), to be paid from the proceeds of the sale of certain of the 29.2 million shares of Emerson common stock (the "Settlement Shares") owned by the Affiliated Entities. In addition, Mr. Jurick is to be paid the sum of $3.5 million from the sale of the Settlement Shares. The Settlement Shares are to be sold over an indeterminate period of time by a financial advisor, TM Capital (the "Advisor") pursuant to a marketing plan taking into consideration (i) the interests of Emerson's minority stockholders, and (ii) the goal of generating sufficient proceeds to pay the Creditors and Mr. Jurick as quickly as possible. The Settlement Shares have been divided into two pools. The Pool A Shares currently consist of 15.3 million shares of Emerson's common stock. The Pool B Shares currently consist of the number of Emerson shares with respect to which Mr. Jurick must retain beneficial ownership of voting power to avoid an event of default arising out of a change of control pursuant to the terms of the Company's Loan and Security agreement with a U.S. financial institution (the
"Lender") and/or the Indenture governing the Company's   8-1/2%  Senior
Subordinated Convertible Debentures Due 2002 (the "Debentures"). Sales of the Settlement Shares may be made pursuant to a registered offering if the sales price is not less than 90% of the average of the three most recent closing prices (the "Average Closing Price"), or, other than in a registered offering, of up to 1% per quarter of the Emerson common stock outstanding, if the sales price is not less than 90% of the Average Closing Price. Any other attempted sales are subject to the consent of the Company, Mr. Jurick, the Creditors, and, if necessary, the United States District Court in Newark, New Jersey.

      All of the Settlement Shares secure payment of the $49.5 million owed to the Creditors on a first priority basis. Any Creditor may apply to the Court for an order to terminate the Settlement Agreement if certain events occur. Such events include, without limitation, delisting of the Settlement Shares from a national securities exchange or a determination that there is no reasonable prospect that the goals contemplated by the Settlement Agreement can be achieved. In November 1997, Petra Stelling and Barclays Bank filed a motion with the Court for an order (i) terminating the Settlement Agreement on the ground that there is no reasonable prospect that the goals contemplated by the Settlement Agreement can be accomplished, and (ii) granting the Creditors authorization to exercise all the rights and remedies provided by the Settlement and Pledge Agreements in the event of termination including authorizing the Collateral Agent to sell the Emerson Shares to fund payment of the Settlement Amount and to vote the Emerson Shares pending such sale, directing the entry and release of the Consent Judgments, authorizing Petra Stelling to enforce the Swiss Judgment and for such other relief as the Court deems appropriate. The Company and Mr. Jurick responded, the Creditors replied and a hearing on the motion was held in April 1998 at which time it was adjourned. The hearing is currently scheduled to resume on July 9, 1998.

      If the Court enters an order terminating the Settlement Agreement, the Creditors may take any action permitted by law to execute the Consent Judgments given to them in connection with the Settlement Agreement to collect the unpaid balance (including, without limitation, foreclosing on the Settlement Shares). If the Creditors foreclose on the Settlement Shares and such foreclosure results in a change of control (as defined in the Senior Secured Credit Facility), such foreclosure will be deemed an event of default under the Company's Senior Secured Credit Facility entitling the holders to accelerate payment of such indebtedness. In addition, if a change of control (as defined in the Indenture governing the Debentures) occurs, each of the holders of the Debentures, subject to the right of the Senior Secured Creditors to impose a 120 day payment block, has the right to require the Company to repurchase its Debentures at the par value hereof plus accrued by unpaid interest. Such repurchases may have a material adverse effect on the Company's future business activities.

     In 1994, Petra and Donald Stelling ("the Stellings"), two of the Creditors, filed a complaint with the Swiss Authorities alleging that Messrs. Jurick and Jerome H. Farnum ("Farnum"), directors of the Company, had conducted banking operations in Switzerland without appropriate licenses and that Messrs. Jurick, Farnum, and Peter G. Bunger ("Bunger"), also a director of the Company, engaged in improper activities in the financing of the Plan of Reorganization. Although, as part of the settlement discussed herein, the Stellings requested the discontinuance of the criminal investigations of these individuals, the matter is presently pending before a Swiss Court with a trial, if any, to be held no earlier than 1999. The Federal Banking Commission of Switzerland previously issued a decree purporting to determine that certain entities affiliated with Messrs. Jurick and Farnum were subject to Swiss banking laws and had engaged in banking activities without a license.

OTAKE

      On December 20, 1995, the Company filed suit in the United States District Court for the District of New Jersey against Orion Sales, Inc., Otake Trading Co. Ltd., Technos Development Limited, Shigemasa Otake, and John Richard Bond, Jr., (collectively, the "Otake Defendants") seeking damages and alleging breach of contract, breach of covenant of good faith and fair dealing, unfair competition, interference with prospective economic gain, and conspiracy in connection with certain activities of the Otake Defendants under certain agreements between the Company and the Otake Defendants.

      On December 21, 1995, Orion Sales, Inc. and Orion Electric (America), Inc. filed suit against the Company in the United States District Court, Southern District of Indiana, Evansville Division, subsequently amended, alleging various breaches of certain agreements by the Company, including breaches of the confidentiality provisions, certain payment breaches, breaches of provisions relating to product returns, and other alleged breaches of those agreements, and seeking declaratory and injunctive relief and damages in the amount of $3.2 million, together with interest thereon, attorneys' fees, and certain other costs. The Company is presently owed the sum of $5 million from Orion representing royalty payments past due and owing pursuant to a certain License Agreement dated February 22, 1995 by and between the Company and Orion. In the context of the action Orion Sales, Inc. v. Emerson Radio Corp., pending in the United States District Court for the Southern District of Indiana (the "District Court"), Orion has executed a pre-judgment garnishment of these funds and deposited them with the Clerk of the District Court pursuant to an Order of the District Court. Orion has not contested the Company's entitlement to these royalty payments. Orion has also posted a bond with the District Court sufficient to compensate Emerson for any and all damages that may result from the pre-judgment garnishment.

      The Company has withheld payment of the sum of $3.2 million for certain consumer electronic products that Orion and its affiliates sold and delivered to Emerson pursuant to a certain Agreement dated February 22, 1995 by and between
Emerson  on  the  one  hand  and  Orion, Otake Trading  Co.,  Inc.  and  Technos
Development Limited on the other (the "Supply Agreement"). Emerson has vigorously contested Orion's and its affiliates' entitlement to the $3.2 million payment.

      Both the Company and Orion have asserted claims for interest accruing on the unpaid principal balances respectively due them, which are presently pending before the District Court. The Company's management believes that it will receive the $5 million due pursuant to the License Agreement and has meritorious defenses to Orion's claim for the $3.2 million payment, and, also, the interest allegedly accrued thereon. In any event, the Company believes the results of that litigation should not have a material adverse effect on the financial condition of the Company or on its operations.

BANKRUPTCY CLAIMS

     The Company is presently engaged in litigation regarding several bankruptcy claims which have not been resolved since the restructuring of the Company's debt in March 31, 1994. The largest claim was filed on or about July 25, 1994 in connection with the rejection of certain executory contracts with two Brazilian entities, Cineral Electronica de Amazonia Ltda. and Cineral Magazine Ltda. (collectively, "Cineral"). The amount currently claimed is for $93.6 million, of which $86.8 million represents a claim for lost profits. The claim will be satisfied, to the extent the claim is allowed by the Bankruptcy Court, in the manner other allowed unsecured claims were satisfied. The Company has objected to the claim and intends to vigorously contest such claim and believes it has meritorious defenses to the highly speculative portion of the claim for lost profits and the portion of the claim for actual damages for expenses incurred prior to the execution of the contracts. An adverse final ruling on the Cineral claim could have a material adverse effect on the Company, even though it would be limited to 18.3% of the final claim determined by a court of competent jurisdiction; however, with respect to the claim for lost profits, the Company believes the chances for recovery for lost profits are remote. There has been no activity regarding this litigation during the current fiscal year.

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

Note 14-- Business Segment Information and Major Customers:

      The consumer electronics business is the Company's only business segment. Operations in this business segment are summarized below by geographic area:


                               Year Ended April 3, 1998
                                    (In thousands)
                         U.S.        Foreign   Eliminations    Consolidated

Sales to unaffiliated
   customers             $159,108    $ 3,622   $     -         $ 162,730
Earnings (loss) before
   income taxes          $ (2,368)   $   938   $     -         $  (1,430)
Identifiable assets      $ 51,008    $   912   $     -         $  51,920



                                Year Ended March 31, 1997
                         U.S.        Foreign   Eliminations    Consolidated
Sales to unaffiliated
   customers             $172,417    $ 6,291   $     -         $ 178,708
Transfers between
   geographic areas         2,592        581      (3,173)              -
Total net revenues       $175,009    $ 6,872   $  (3,173)      $ 178,708
Earnings (loss) before
   income taxes          $(20,677)   $(1,791)  $       -       $ (22,468)
Identifiable assets      $ 58,382    $   386   $       -       $  58,768

                               Year Ended March 31, 1996
Sales to unaffiliated
   customers             $234,369    $11,298   $       -       $ 245,667
Transfers between
   geographic areas         2,884        876      (3,760)              -
Total net revenues       $237,253    $12,174   $  (3,760)      $ 245,667
Earnings (loss) before
   income taxes          $(11,324)   $(2,039)  $       -       $ (13,363)
Identifiable assets      $ 90,350    $ 6,226   $       -       $  96,576


      Transfers between geographic areas are accounted for on a cost basis. Identifiable assets are those assets used in operations in each geographic area.

     At April 3, 1998, March 31, 1997 and 1996, total assets include $9,187,000,
$10,657,000  and   $27,779,000,  respectively,  of  assets  located  in  foreign countries.

      The Company's net sales to one customer aggregated approximately 58%, 36% and 18% of consolidated net revenues for the years ended April 3, 1998, March 31, 1997 and 1996, respectively. This customer approximated 17% of the Company's trade accounts receivable at April 3, 1998, and has not been collateralized. The Company's net sales to another customer aggregated 16%, 13% and 16% for the years ended April 3, 1998, March 31, 1997 and 1996, respectively. Trade accounts receivable from this customer were less than 10% of total trade receivables.

Note 15 - Investment in Joint Venture:

      The Company has a 50% investment in E & H Partners, a joint venture in liquidation that refurbishes and sells certain of the Company's product returns. The results of this joint venture were accounted for by the equity method and the Company's equity in the earnings (loss) of the joint venture was reflected as an increase or reduction of cost of sales. Summarized financial information relating to the joint venture for the years ended April 3, 1998, March 31, 1997 and 1996 is as follows:


                                      1998       1997        1996
                                            (In thousands)
   Activity between Company and
      E & H Partners
   Accounts receivable from joint
      venture (a)                     $1,438     $3,522      $13,270
   Investment in joint venture             -        440        1,265
   Sales to joint venture                  -      5,792       17,629

   E   &   H  Partners  Summarized
      Financial Information
   Condensed balance sheet:
      Current assets                  $1,889     $7,947      $19,326
      Noncurrent assets                    -          -          162
             Total                    $1,899    $ 7,947      $19,488
      Current liabilities             $2,609    $ 7,476      $16,958
      Partnership equity                (720)       471        2,530
             Total                    $1,889    $ 7,947      $19,488

   Condensed income statement:
      Net sales (b)                   $1,772    $31,564      $27,712
      Net loss                          (318)    (2,058)        (600)


(a) Accounts receivable are secured by a shared lien on the partnership's inventory with the other partner in the joint venture, and such lien had been assigned to the Lender as collateral for the U.S. line of credit facility.

(b)    Includes   sales  to  the  Company  of  $0,  $7,058,000  and  $5,964,000,
respectively.

      Effective January 1, 1997, the partners to the E&H Partnership mutually agreed to dissolve the joint venture and wind down its operations. The partners have elected to extend such wind down in order to facilitate a more orderly liquidation of the joint venture.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                                  SCHEDULE VIII
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)

            Column A               Column B   Column C    Column D   Column E
                                   Balance    Charged                Balance
                                   at         to                     at
                                   beginning  costs       Deduc-     end of
            Decription             of year    expenses    tions      year (C)

Allowance for doubtful
     accounts/chargebacks:
Year ended:
   April 3, 1998                   $2,686     $1,165      $  337(A)  $ 3,514
   March 31, 1997                   2,831      2,558       2,703       2,686
   March 31, 1996                   4,150      1,111       2,430       2,831
Inventory reserves:
Year ended:
   April 3, 1998                   $2,161     $1,507      $2,971(B)   $  697
   March 31, 1997                   1,222      4,560       3,621       2,161
   March 31, 1996                     470      1,087         335       1,222



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

(4) (c) Common Stock Purchase Warrant Agreement to purchase 50,000 shares of Common Stock, dated as of December 8, 1995 between Emerson and Michael Metter (incorporated by reference to Exhibit (10) (e) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31,
          1995).

(4) (d) Common Stock Purchase Warrant Agreement to purchase 200,000 shares of Common Stock, dated as of December 8, 1995 between Emerson and Kenneth A. Orr (incorporated by reference to Exhibit (10) (f) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31,
          1995).

(10) (a) Form of Promissory Note issued to certain Pre-Petition Creditors (incorporated by reference to Exhibit (10)
          (e) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (b) Loan and Security Agreement, dated March 31, 1994, by and among Emerson, Majexco Imports, Inc. and Congress Financial Corporation ("Congress") (incorporated by reference to Exhibit (10) (f) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

(10) (c) Amendment No. 1 to Financing Agreements, dated as of August 24, 1995, among Emerson, Majexco Imports, Inc. and Congress (incorporated by reference to Exhibit (2) of Emerson's Current Report on Form 8-K filed with the SEC on September 8, 1995).

(10) (d) Amendment No. 2 to Financing Agreements, dated as of February 13, 1996 (incorporated by reference to Exhibit
          (10) (c) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

(10) (e) Amendment No. 3 to Financing Agreements, dated as of August 20, 1996 (incorporated by reference to Exhibit
          (10) (b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

(10) (f)  Amendment No. 4 to  Financing Agreements, dated as of
          November 14,  1996 (incorporated  by  reference  to
          Exhibit (10) (c) of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

(10) (g) Amendment No. 5 to Financing Agreements, dated as of February 18, 1997 (incorporated by reference to Exhibit
          (10) (e) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

(10) (h) Stipulation of Settlement and Order dated June 11, 1996 by and among the Official Liquidator of Fidenas International Bank Limited, Petra Stelling, Barclays Bank PLC, the Official Liquidator of Fidenas Investment Limited, Geoffrey P. Jurick, Fidenas International Limited, L.L.C., Elision International, Inc., GSE Multimedia Technologies Corporation and Emerson.

(10) (i) Pledge Agreement dated as of February 4, 1997 by Fidenas International Limited, L.L.C. ("FIN") in favor of TM Capital Corp. (incorporated by reference to Exhibit (10)
          (a) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

(10) (j) Registration Rights Agreement dated as of February 4, 1997 by and among Emerson, FIN, the Creditors, FIL and TM Capital Corp. (incorporated by reference to Exhibit
          (10) (b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

(10) (k) License and Exclusive Distribution Agreement with Cargil International Corp. dated as of February 12, 1997 (incorporated by reference to Exhibit (10) (c) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

(10) (l) Agreement dated April 10, 1997 between Emerson and Daewoo Electronics Co., Ltd.

(10) (m) Securities Purchase Agreement dated as of November 27, 1996, by and between Sport Supply Group, Inc. ("SSG") and Emerson (incorporated by reference to Exhibit (2)(a) of Emerson's Current Report on Form 8-K dated November 27, 1996).

(10) (n) Form of Warrant Agreement by and between SSG and Emerson (incorporated by reference to Exhibit (4)(a) of Emerson's Current Report on Form 8-K dated November 27,
          1996).

(10) (o) Form of Registration Rights Agreement by and between SSG and Emerson (incorporated by reference to Exhibit (4)(b) of Emerson's Current Report on Form 8-K dated November 27, 1996).

(10) (p) Consent No. 1 to Financing Agreements among Emerson, certain of its subsidiaries, and Congress (incorporated by reference to Exhibit (10)(b) of Emerson's Current Report on Form 8-K dated November 27, 1996).

(10) (q) Form of Termination of Employment Agreement between Emerson and John Walker dated as of January 15, 1998.*

(10) (r) License Agreement dated as of March 30, 1998 by and between Tel-Sound Electronics, Inc. and Emerson. *

(10) (s) License Agreement dated as of March 31, 1998 by and between WW Mexicana, S. A. de C. V. and Emerson. *

(10) (t)  Amendment  No. 7 to Financing Agreements,  dated  as  of
          March 31, 1998. *

(10) (u) Amendment No. 1 to Pledge and Security Agreement dated as of March 31, 1998. *

(10) (v) Second   Lease  Modification dated as  of  May  15,  1998
         between Hartz Mountain, Parsippany and Emerson. *

(12) Computation of Ratio of Earnings (Loss) to Combined Fixed Charges and Preferred Stock Dividends. *

(21)     Subsidiaries of the Company as of April  3,
         1998.*

(23)      Consent of Independent Auditors.*

(27)      Financial Data Schedule for year ended April  3,
          1998.*

* Filed herewith.


                                   EXHIBIT 12
                      EMERSON RADIO CORP. AND SUBSIDIARIES
                              EXHIBIT TO FORM 10-K
            COMPUTATION OF RATIO OF EARNINGS (LOSS) TO COMBINED FIXED
                      CHARGES AND PREFERRED STOCK DIVIDENDS
                        (In thousands, except ratio data)

                                   Historical

                     Year       Year       Year        Year        Year
                     Ended      Ended      Ended       Ended       Ended
                     Apr. 3,    Mar. 31,   Mar. 31,    Mar. 31,    Mar. 31,
                     1998       1997       1996        1995        1994

Pretax earnings
    (loss)           $(1,176)   $(23,738)  $(13,363)  $  7,642     $(73,327)

Fixed charges:
  Interest             1,911      2,789       2,788      2,582       10,243
  Amortization of
    debt expenses        677        640         487        300            -
                       2,588      3,429       3,275      2,882       10,243
Pretax earnings
    (loss) before
    fixed charges     $1,412   $(20,309)   $(10,088)   $10,524     $(63,084)

Fixed charges:
  Interest            $1,911   $  2,789    $  2,788    $ 2,582      $10,243
  Amortization of
    debt expenses        677        640         487        300            -
  Preferred stock
    dividend
    requirements         400        700         700        725(a)
requirements
                      $2,988    $ 4,129    $  3,975     $3,607     $ 10,243

Ratio  of  earnings
    (loss) to
    combined fixed
    charges and
    preferred stock
    dividends            .47      (4.92)      (2.54)      2.92       (6.16)

Coverage deficiency        -     $4,129    $  3,975          -     $10,243




(a) The preferred stock dividend requirements have been adjusted to reflect the pretax earnings which would be required to cover such dividend requirements.

                                   EXHIBIT 21
                      Emerson Radio Corp. and Subsidiaries
                              Exhibit to Form 10-K
                         Subsidiaries of the Registrant

                                  Jurisdiction of              Percentage of
Name of Subsidiary                Incorporation                Ownership

Emerson Radio (Hong Kong) Ltd.    Hong Kong                    100%*
Emerson Radio International Ltd.  British  Virgin Islands      100%
Sport Supply Group, Inc.          Delaware                      28%



  *  One share is owned by a resident director pursuant to local law.