Form 10-K/A
period 1998-04-03
EMERSON RADIO CORP
filed 1998-08-03
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                  FORM 10-K/A-1
(Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended April 3, 1998

                                       OR

     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from         to

                         Commission file number 0-25226

                               EMERSON RADIO CORP.
             (Exact name of registrant as specified in its charter)

        Delaware                                  22-3285224
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

   Nine Entin Road,Parsippany, NJ                      07054
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (973) 884-5800

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at July 27, 1998 (computed by reference to the last reported sale price of the Common Stock on the American Stock Exchange on such date):  $10,805,037.

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.   [X]  YES   [  ]  NO.

Number of Common Shares outstanding at July 27, 1998:  50,772,615

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

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

                                   MANAGEMENT

OFFICERS AND DIRECTORS

      The following table sets forth certain information regarding the officers and Directors of Emerson Radio Corp. (the "Company") as of the date hereof:



NAME                    AGE  POSITION

Geoffrey P. Jurick      57   Chairman    of   the   Board,    Chief
                             Executive   Officer,   President   and
                             Director

John P. Walker          35   Executive  Vice  President  and  Chief
                             Financial Officer

Marino Andriani         50   President,   Emerson  Radio   Consumer
                             Products Corporation

John J. Raab            62   Senior Vice President - Operations

Elizabeth J. Calianese  40   Vice   President  -  Human  Resources,
                             Deputy General Counsel  and Secretary

Christina A. Iatrou     36   Assistant   Secretary  and   Assistant
                             General Counsel

Robert H. Brown, Jr.    44   Director
(1)(2)

Peter G. Bunger (2)     57   Director

Jerome H. Farnum (1)    62   Director

Raymond  L.   Steele    63   Director
(1)(2)


(1) Member of Audit Committee
(2) Member of Compensation and Personnel Committee

GEOFFREY P. JURICK has served as Director since September 1990, Chief Executive Officer since July 1992, Chairman since December 1993 and President since April 1997. Mr. Jurick also previously served as President from July 1993 to October 1994. From March 1990 until approximately 1994, he was President and Director of Fidenas Investment Limited. Since December 1993, Mr. Jurick has served as a Director of Fidenas International Limited, L.L.C. and its predecessor ("FIN") and, since May 1994, as an officer and general manager of Fidenas International. Mr. Jurick has served as a Director, Chairman and Chief Executive Officer of GSE Multimedia Technologies Corporation ("GSE"), which is traded in the over-the-counter market, since May 1994. Since March 1996, Mr. Jurick has served as Chairman of Elision International Ltd. ("Elision"). For more than the past five years, Mr. Jurick has held a variety of senior executive positions with several of the entities comprising the Fidenas group of companies ("Fidenas Group"), whose activities encompass merchant banking, investment banking, investment management, and corporate development. Since December 1996, Mr. Jurick has served as a Director and Chairman of the Board and since January 23, 1997 as Chief Executive Officer of Sport Supply Group, Inc. ("SSG"), whose securities are traded on the New York Stock Exchange. The Company owns 28% of the outstanding common shares of SSG. See "Item 13. - Certain Relationships and Related Transactions".

JOHN P. WALKER has served as Executive Vice President and Chief Financial Officer since April 1996 and was Senior Vice President from April 1994 until March 1996. Mr. Walker was Vice President-Finance from February 1993 to April 1994 and Assistant Vice President-Finance from June 1991 to January 1993. Since December 1996, Mr. Walker has served as a Director and Chief Financial Officer of SSG. See "Item 13. - Certain Relationships and Related Transactions".

MARINO ANDRIANI has served as President of Emerson Radio Consumer Products Corporation since February 1996. From December 1994 until February 1996, Mr. Andriani was President of Appliance Corp. of America, a Welbilt Consumer Products Company. From March 1993 to December 1994, Mr. Andriani was President of Orient Express Marketing. Prior to March 1993, Mr. Andriani was Executive Vice President-Sales of the Company from September 1990 to March 1993.

JOHN J. RAAB has served as Senior Vice President - International since October 1997, Senior Vice President-Operations from October 1995 until September 1997 and was Vice President-Far East Operations from May 1995 until September 1995. Prior to May 1995 he was President and Chief Operating Officer of Robeson Industries Corp. from March 1990 to March 1995. Robeson Industries Corp. filed for relief under Chapter 11 of the United States Bankruptcy Code and emerged from Bankruptcy and was sold in the end of 1994.

ELIZABETH J. CALIANESE has served as Secretary since January 1996, as Vice President-Human Resources since May 1995 and as Deputy General Counsel since May 1995. From April 1991 to May 1995, Ms. Calianese served as Assistant General Counsel.

CHRISTINA A. IATROU has served as Assistant Secretary since August 1996 and as Assistant General Counsel since May 1995. From October 1987 to May 1995, Ms. Iatrou was a senior associate with the law firm of Crocco & De Maio, P.C. in New York City.

ROBERT H. BROWN, JR. has been a Director since July 1992. Since July 1, 1998, Mr. Brown has been a private investor. From January 1998 to July 1998, he was Executive Vice President of Dain Rauscher, formerly Rauscher Pierce Refsnes, Inc. ("Rauscher"). From February 1994 to January 1998, Mr. Brown was Executive Vice President of Capital Markets of Rauscher, in Dallas, Texas. From January 1990 until February 1994, Mr. Brown was Senior Vice President and Director of the Corporate Finance Department of Rauscher. Since May 1993, Mr. Brown has served as a Director of Stevens Graphics Corp., which is traded on the American Stock Exchange.

PETER G. BUNGER has been a Director since July 1992. Presently, he is a consultant with Savarina AG. Since October 1992, Mr. Bunger has served as Director of Savarina AG, engaged in the business of portfolio management monitoring in Zurich, Switzerland, and since 1992, as Director of ISCS, a computer software Company. From December 1991 until December 1993, he was Vice Chairman of Montcour Bank and Trust Company Limited, a bank organized in the Bahamas and an affiliate of Fidenas International. Since December 1996, Mr. Bunger has served as a Director of SSG. See "Item 13. - Certain Relationships and Related Transactions".

JEROME H. FARNUM has been a Director since July 1992. Since July 1994, Mr. Farnum has been an independent consultant. From 1979 until 1994, Mr. Farnum served as a senior executive with several of the entities comprising the Fidenas Group, in charge of legal and tax affairs, accounting, asset and investment management, foreign exchange relations, and financial affairs.

RAYMOND L. STEELE has been a Director since July 1992. From August 1990 until September 1993, Mr. Steele served as Executive Vice President of Pacholder Associates, Inc., a company providing investment management and other financial advisory services to institutional clients. Mr. Steele is a member of the Board of Directors of Pharmhouse, Inc., Video Services Corp., Modernfold, Inc., ICH, and the GFTA Advisory Board.

ITEM 11 - EXECUTIVE COMPENSATION AND OTHER INFORMATION


COMPENSATION OF EXECUTIVE OFFICERS

      The following executive compensation disclosures reflect all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers of the Company. The "named executive officers" are the Company's Chief Executive Officer (the "CEO"), regardless of compensation level, and the four most highly compensated executive officers, other than the CEO, serving as such on April 3, 1998. Where a named executive officer has served during any part of the Company's fiscal year ended April 3, 1998 ( "Fiscal 1998" ), the disclosures reflect compensation for the full year in each of the periods presented.

SUMMARY COMPENSATION TABLE

      The following table summarizes for the years indicated the compensation awarded to, earned by, or paid to the named executives for services rendered in all capacities to the Company:


                                                            SECURI-
                                               OTHER        TIES      ALL
NAME AND                                       ANNUAL       UNDER-    OTHER
PRINCIPAL            FISCAL                    COMPEN-      LYING     COMPEN-
POSITION(S)          YEAR   SALARY    BONUS    SATION(1)    OPTIONS   SATION(2)

GEOFFREY P. JURICK   1998   $321,407  $   -    $125,208        -      $8,215
CHAIRMAN OF THE      1997    443,473   38,500   121,646        -       2,207
BOARD, CHIEF         1996    490,000  137,500   102,661        -       1,693
EXECUTIVE
OFFICER
AND PRESIDENT
(3)


JOHN P. WALKER      1998     107,692   50,000        -         -       2,721
EXECUTIVE VICE      1997     179,166   40,000    18,816        -       7,089
PRESIDENT AND       1996     165,000   40,000    24,307        -       4,912
CHIEF FINANCIAL
OFFICER (4)

MARINO ANDRIANI    1998      385,000     -        8,400        -       6,033
PRESIDENT,         1997      387,100     -        9,808     75,000    11,352
EMERSON            1996       51,827     -        1,400        -         -
RADIO CONSUMER
PRODUCTS
CORPORATION(5)
(6)

JOHN J. RAAB       1998     210,000      -        8,400        -       5,912
SENIOR VICE        1997     212,100      -        8,638        -      11,237
PRESIDENT-         1996     178,846      -        9,131     50,000     1,882
INTERNATIONAL
(5)

ELIZABETH J.       1998   102,503       10,000    8,400     30,000     1,687
CALIANESE          1997    95,000        -        8,400     30,000     1,425
VICE PRESIDENT-    1996    95,000        5,000    8,400        -       1,425
HUMAN RESOURCES,
SECRETARY, AND
DEPUTY GENERAL
COUNSEL(5) (7)


(1)  Consists  of   (i) car allowance and auto expenses afforded to  the  listed
     Company executive officers, including $0, $13,063, $20,745 paid to Mr. Walker, $8,400, $8,400 and $1,400 to Mr. Andriani, $8,400, $8,400
     and $8,400 to Mr. Raab and Ms. Calianese, respectively, in Fiscal 1998, 1997 and 1996, (ii) relocation and temporary lodging expenses and associated tax gross-ups in the amount of $125,208, $120,573 and $102,661 for Mr. Jurick, for Fiscal 1998, 1997 and 1996.

(2) Consists of the Company's contribution to its 401(k) employee savings plan, life insurance and disability insurance. Includes $7,170 in premiums paid in Fiscal 1998 for a life insurance policy for Mr. Jurick.

(3) Includes reimbursement of salary from SSG of $135,414 and $46,527 for Mr. Jurick in Fiscal 1998 and 1997, respectively. Pursuant to the Management Services Agreement, between SSG and the Company (the "Management Services Agreement"), effective October 18, 1997, the Company reduced Mr. Jurick's salary by $80,000 and will no longer be reimbursed by SSG for a portion of Mr. Jurick's salary. See "Item 13. - Certain Relationships and Related Transactions".

(4) Effective January 15, 1998, the Company no longer pays Mr. Walker's salary directly. However, pursuant to the Management Services Agreement by and between SSG and the Company, the Company began reimbursing SSG for Mr. Walker's salary and bonus that on an annualized basis is equivalent to $100,000 and $50,000 respectively during Fiscal 1998. See "Item 13. - Certain Relationships and Related Transactions".

(5) In November 1995, Mr. Raab was granted a stock option to purchase 50,000 shares of common stock at an exercise price of $2.875 per share. In April 1996, Mr. Andriani was granted a stock option to purchase 75,000 shares of common stock at an exercise price of $2.563 per share and in October 1996, Ms. Calianese was granted a stock option to purchase 30,000 shares of common stock at an exercise price of $ 2.25 per share. Ms. Calianese's options were repriced in May 1997 to $1.00 per share. The options vest in annual increments of one-third, commencing one year from the date of grant, and their exercise is contingent on continued employment with the Company.

(6)  Mr. Andriani became an executive officer of the Company in February 1996.

(7) Options to acquire 30,000 shares of Common Stock granted to Ms. Calianese in prior fiscal years were repriced during Fiscal 1998 and are, therefore, reported as compensation in Fiscal 1998. See "Board Report on Option Repricing".

OPTION GRANTS DURING 1998 FISCAL YEAR

There were no options granted to the named executives identified in the Summary Compensation Table.

OPTION EXERCISES  AND HOLDINGS

The following table provides information related to options exercised by the named executive officers during Fiscal 1998 and the number and value of options held at fiscal year end. The Company does not have any outstanding stock appreciation rights.

  OPTION EXERCISES DURING 1998 FISCAL YEAR AND FISCAL YEAR - END OPTION VALUES


                                              Number of
                                              Securities
                                              Underlying       Value of
                                              Unexercised      Unexercised
                                              Options/SARs     In-the-Money
                                              at FY-End        Options/SARs
                       Shares                 (#)              at FY-End
                       Acquired     Value     Exercisable/     ($)(1)
                       on Exercise  Realized  Unexer-          Exercisable/
Name                   (#)          ($)       cisable          Unexercisable

Geoffrey P. Jurick     --           --            600,000/0    $    0/$     0
John P. Walker         --           --            200,000/0    $    0/$     0
Marino Andriani        --           --        50,000/25,000    $    0/$     0
John J. Raab           --           --        33,333/16,667    $    0/$     0
Elizabeth J. Calianese --           --        20,000/10,000    $    0/$     0


(1) The closing price for the Company's Common Stock as reported by the American Stock Exchange on April 3, 1998 was $ .44. Value is calculated on the basis of the difference between the closing price and the option exercise price of "in the money" options, multiplied by the number of shares of Common Stock underlying the option.

BOARD REPORT ON OPTION REPRICING

     The Board believes that the Company has taken constructive steps to improve its performance and believes that hiring and retaining key employees is central to implementing these measures. In furtherance of these goals, in May 1997, the Board reduced the per share exercise price of options previously granted to Ms. Calianese. The Board concluded that Ms. Calianese's eight years of continuing service as an executive of the Company and her experience as Deputy General Counsel were basis for repricing of options granted to her. On May 13, 1997, the price of the options was reduced from $2.25 per share to $1.00. The closing sales price of the Company's Common Stock on May 13, 1997, as reported by the American Stock Exchange, was $.438. No other provisions of this option were altered.

In accordance with the rules of the SEC, this Option Repricing Report of the Board of Directors is not intended to be "filed" or "soliciting Material" or subject to Regulations 14A or 14C or Section 18 of the Exchange Act, or incorporated into any other filing by the Company with the SEC.

The following table summarizes certain information concerning the repricing of options to buy the Company's Common Stock held by all executive officers:

                            TEN YEAR OPTION REPRICING



                        Number
                        of                                         Length of
                        Secur-                                     Original
                        ities      Market                          Option
                        Under-     Price of   Exercise             Term
                        lying      Stock at   Price       New      Remaining
             Date of    Options    Time of    at Time of  Exercise at Date of
Name         Repricing  Repriced   Repricing  Repricing   Price    Repricing

ELIZABETH J. 05/13/97   30,000     $0.438     $2.25        $1.00   N/A
CALIANESE


CERTAIN EMPLOYMENT CONTRACTS

      On August 13, 1992, Geoffrey P. Jurick, Chairman, Chief Executive Officer and President of the Company, entered into five-year employment agreements ("Jurick Employment Agreements") with the Company and two of its wholly-owned subsidiaries, Emerson Radio (Hong Kong) Ltd. and Emerson Radio
International  Ltd. (formerly   Emerson   Radio  (B.V.I.)  Ltd.)
(hereinafter,   collectively   the "Companies"), providing for an
aggregate annual compensation of $490,000  as  of April  1,  1995.
Effective October 18, 1997, Mr. Jurick's employment  agreement with the Company (but not the wholly-owned subsidiaries) was amended and Mr. Jurick's annual salary under the Jurick Employment Agreements was reduced to $410,000. In addition to his base salary, the Jurick Employment Agreements provide that Mr. Jurick is entitled to an annual bonus upon recommendation by the Compensation and Personnel Committee of the Company's Board of Directors, subject to the final approval of the Company's Board of Directors. By letter agreement dated April 16, 1997, the terms of the Jurick Employment Agreements were extended until March 31, 2000. However, pursuant to the Settlement Agreement, hereinafter defined, Mr. Jurick's cash compensation from the Company and all subsidiaries and affiliates is limited to a total of $750,000 annually until the Settlement Amount is paid. See "Certain Relationships and Related Transactions." Pursuant to the Management Services Agreement, SSG reimbursed the Company for $125,444 and $46,527 in salary payments made to Mr. Jurick in Fiscal 1998 and 1997 respectively, for the benefit of SSG. The Management Services Agreement was amended as of October 18, 1997 to provide that SSG will no longer reimburse the Company for any of Mr. Jurick's salary payments, but will pay Mr. Jurick directly. See "Item 13. - Certain Relationships and Related Transactions - Management Services Agreement".

      Subject to certain conditions, each of the Jurick Employment Agreements grants to Mr. Jurick severance benefits, through expiration of the respective terms of each of such agreements, commensurate with Mr. Jurick's base salary, in the event that his employment with the Companies terminates due to permanent disability, without cause or as a result of constructive discharge (as defined therein). In the event that Mr. Jurick's employment with the Companies terminates due to termination for "cause", because Mr. Jurick unilaterally terminates the agreements or for reasons other than constructive discharge or permanent disability, Mr. Jurick shall only be entitled to base salary earned through the applicable date of termination. If Mr. Jurick were to be terminated due to permanent disability, without cause or as a result of constructive discharge, the estimated dollar amount to be paid after April 3, 1998, based on the terms of the employment contract, would be $823,000. However, the estimated amounts to be paid is subject to certain limitations under the Settlement
Agreement. See "Item 13. - Certain Relationships and Related Transactions - Certain Outstanding Common Stock".

      As of April 1, 1994, John P. Walker, Executive Vice President and Chief Financial Officer, entered into a three-year employment agreement with the Company providing for an annual compensation of $165,000 as of April 1, 1995 and increased to $210,000 effective April 1, 1996 ("Walker Employment Agreement"). Effective January 15, 1998, the Walker Employment Agreement was terminated and the Management Services Agreement with SSG was amended to provide that the Company will reimburse SSG for a portion of Mr. Walker's salary and bonus, if any, thus reducing that portion paid directly by the Company to Mr. Walker to $0.

ANTI-TAKEOVER EFFECT OF CERTAIN PROVISIONS

     There are no employment agreements deemed to have an anti-takeover effect.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation and Personnel Committee, which is presently comprised of Messrs. Brown, Steele, and Bunger, (i) makes recommendations to the full Board concerning remuneration arrangements for executive management; (ii) administers the Company's 1994 Stock Compensation Program; and (iii) makes such reports and recommendations, from time to time, to the Board of Directors upon such matters as the committee may deem appropriate or as may be requested by the Board.

      Geoffrey P. Jurick serves as Chairman of the Board and Chief Executive Officer of the Company and SSG. John P. Walker serves as Executive Vice President and Chief Financial Officer of the Company and SSG. Mr. Walker is also a Director of SSG. Mr. Bunger, who is a Director of the Company and SSG, serves on the Compensation Committees of the Company and SSG. Geoffrey Jurick was also a member of the Company's Board of Directors during Fiscal 1998 and participated in deliberations concerning executive officer compensation.

REPORT OF COMPENSATION AND PERSONNEL COMMITTEE

      The  Compensation and Personnel Committee of the Board of  Directors  (the
"Compensation   Committee"),  which  contains  two   independent   non-employee
Directors, oversees the Company's executive compensation strategy. The strategy is implemented through policies designed to support the achievement of the Company's business objectives and the enhancement of stockholder value. The Compensation Committee reviews, on an ongoing basis, all aspects of executive compensation.

      The Compensation Committee's executive compensation policies support the following objectives:

   -- The reinforcement of management's concern for enhancing stockholder value.

   --    The attraction and retention of qualified executives.

   -- The provision of competitive compensation opportunities for exceptional performance.

The basic elements of the Company's executive compensation strategy are:

           BASE SALARY. Base salaries for the executive managers of the Company represent compensation for the performance of defined functions and assumption of defined responsibilities. The Compensation Committee reviews each executive's base salary on an annual basis. In determining salary adjustments, the Compensation Committee considers the Company's growth in earnings and revenues and the executive's performance level, as well as other factors relating to the executive's specific responsibilities. Also considered are the executive's position, experience, skills, potential for advancement, responsibility, and current salary in relation to the expected level of pay for the position. The Compensation Committee exercises its judgment based upon the above criteria and does not apply a specific formula or assign a weight to each factor considered.

           ANNUAL INCENTIVE COMPENSATION. At the beginning of each year, the Board of Directors establishes performance goals of the Company for that year, which may include target increases in sales, net income and earnings per share, as well as more subjective goals with respect to marketing, product introduction and expansion of customer base.

           LONG-TERM INCENTIVE COMPENSATION. The Company's long-term incentive compensation for management and employees consists of the 1994 Stock Compensation Program.

      The Compensation Committee views the granting of stock options as a significant method of aligning management's long-term interests with those of the stockholders. The Compensation Committee determines awards to executives based on its evaluation of criteria that include responsibilities, compensation, past and expected contributions to the achievement of the Company's long-term performance goals. Stock options are designed to focus executives on the long-term performance of the Company by enabling executives to share in any increases in value of the Company's stock.

       The Compensation Committee encourages executives, individually and collectively, to maintain a long-term ownership position in the Company's stock. The Compensation Committee believes this ownership, combined with a significant performance-based incentive compensation opportunity, forges a strong linkage between the Company's executives and its stockholders.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

      Mr. Geoffrey P. Jurick is the Chief Executive Officer, Chairman of the Board of Directors and President of the Company. The Compensation Committee considered the Company's results in all aspects of its business, and the terms of his employment agreement with the Company, in its review of Mr. Jurick's performance during Fiscal 1998.

      Mr. Jurick's annual compensation, comprised of annual base salary of $411,600, is consistent with the Committee's targeted annual compensation level and with the limitations established by the Settlement Agreement (See "Item 13.
- Certain Relationships and Related Transactions - Certain Outstanding Common Stock"). Mr. Jurick reduced his salary by $80,000 in Fiscal 1998 as a result of SSG paying Mr. Jurick directly (See "Item 13. - Certain Relationships and Related Transactions - Management Services Agreement"). The terms and conditions of Mr. Jurick's employment agreement are discussed in detail beginning on page 4 (See "Item 11. - Executive Compensation and Other Information - Certain Employment Contracts").

POLICY ON QUALIFYING COMPENSATION

      Section  162(m)  of  the Internal Revenue Code of 1986,  as  amended  (the
"Code"), for tax years beginning on or after January 1, 1994, provides that public companies may not deduct in any year compensation in excess of $1 million paid to any of the individuals named in the Summary Compensation Table that is not, among other requirements, "performance based," as defined in Section 162(m). None of the named individuals received compensation in excess of $1 million during Fiscal 1998, 1997 or 1996. The Company's policy is to qualify, to the extent reasonable, its executive officers' compensation for deductibility under applicable tax laws. However, the Board of Directors believes that its primary responsibility is to provide a compensation program that will attract, retain and reward the executive talent necessary to the Company's success. Consequently, the Board of Directors recognizes that the loss of a tax deduction could be necessary in some circumstances.

                      COMPENSATION AND PERSONNEL COMMITTEE

                             Raymond L. Steele, Chairman
                             Robert H. Brown, Jr.
                             Peter G. Bunger

BOARD OF DIRECTORS AND COMMITTEES

      The business of the Company is managed under the direction of the Board of Directors. The Board meets during the Company's fiscal year to review significant developments affecting the Company and to act on matters requiring Board approval. The Board of Directors held eight formal meetings and acted by unanimous written consent three times during the fiscal year ended April 3, 1998. During Fiscal 1998, each member of the Board participated in at least 80% of all Board and committee meetings held during the period for which he served as a Director and/or committee member.

      During Fiscal 1998, the Board of Directors had an Audit Committee and a Compensation and Personnel Committee to devote attention to specific subjects and to assist the Board in the discharge of its responsibilities. The functions of these committees and their current members are described below.

      AUDIT COMMITTEE. The Company's Audit Committee is presently comprised of Messrs. Brown (Chairman), Steele and Farnum. The Audit Committee recommends to the Board of Directors the appointment of a firm of certified public accountants to conduct audits of the Company's consolidated financial statements and monitors the performance of such firm, reviews accounting objectives and procedures of the Company and the findings and reports of the independent certified public accountants, and makes such reports and recommendations to the Board of Directors as it deems appropriate. During Fiscal 1998, the Audit Committee met two times and acted by unanimous written consent one time.

      COMPENSATION AND PERSONNEL COMMITTEE. The Compensation and Personnel Committee, which is presently comprised of Messrs. Brown, Steele (Chairman), and Bunger, (i) makes recommendations to the full Board concerning remuneration arrangements for executive management; (ii) administers the Company's 1994 Stock Compensation Program; and (iii) makes such reports and recommendations, from time to time, to the Board of Directors upon such matters as the committee may deem appropriate or as may be requested by the Board. During Fiscal 1998, the Compensation Committee met one time. See "Item 11. - Executive Compensation and Other Information--Report of Compensation and Personnel Committee".

     The Board of Directors did not have a standing nominating committee, or any other committee performing similar functions during Fiscal 1998. The functions customarily attributable to a nominating committee were performed by the Board of Directors as a whole.

COMPENSATION OF DIRECTORS

      Directors of the Company who are employees do not receive compensation for serving on the Board. Non-employee Directors are paid $20,000 per annum in quarterly installments. The Chairman of the Audit Committee receives an additional $10,000 per annum and the Chairman of the Compensation and Personnel Committee receives an additional $10,833 per month in quarterly installments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of July 27, 1998, the beneficial ownership of (i) each current Director, (ii) each officer named in the Summary Compensation Table, (iii) the Directors and executive officers as a group and
(iv) each stockholder known to management of the Company to own beneficially more than 5% of the Company's outstanding shares of common Stock.

      For purposes of this Form 10-K/A-1, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission ("SEC") and means generally that the power to vote or exercise investment discretion with respect to securities regardless of any economic interests therein. Except as otherwise indicated and based upon the Company's review of information as filed with the SEC, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                         Amount and Nature           Percent
Name and Address Of Beneficial Owners    of Beneficial Ownership(1)  of Class

Geoffrey P. Jurick (2) (3)               29,752,542                  57.4%

Fidenas International Limited, L.L.C.    29,152,642                  56.3%
831 Route 10
Suite 38, #113
Whippany, NJ 07981 (2)

Grace Brothers Ltd.                       4,369,896                   7.8%
1560 Sherman Avenue, Suite 900
Evanston, IL    60201 (7)

Oaktree Capital Management                3,056,489                   5.6%
550 South Hope St., 22nd Fl
Los Angeles, CA   90071  (8)

Robert H. Brown, Jr. (4)                     50,000                   *

Peter G. Bunger     (4)                      25,000                   *

Jerome H. Farnum (4)                         25,000                   *

Raymond L. Steele (4)                        50,000                   *

John P. Walker (5)                          200,000                   *

Marino Andriani (5)                          50,000                   *

John J. Raab (5)                             33,333                   *

Elizabeth J. Calianese (5)                   20,000                   *

All Directors and Officers               30,205,875                   58.3%
   as a Group (9 persons) (6)


(*)    Less than one percent

(1) Based on 50,772,615 shares of Common Stock outstanding as of July 27, 1998, plus shares of Common Stock under option of any Director or executive officer, exercisable within 60 days. Except as otherwise indicated, does not include (i) shares of Common Stock issuable upon conversion of 5,137 shares of Series A Preferred Stock, (ii) Common Stock issuable upon conversion of certain warrants issued to the Company's former creditors,
     (iii) Common Stock issuable upon exercise of outstanding options, which are not currently exercisable within 60 days, (iv) Common Stock issuable upon conversion of the Company's 8-1/2% Senior Subordinated Convertible Debentures Due 2002 (the "Debentures"), or (v) Common Stock issuable upon the exercise of warrants granted to (a) Dresdner Securities (USA) Inc., or
     (b) First Cambridge Securities Corporation ("First Cambridge"), and/or representatives of First Cambridge it so designates or its beneficiaries.

(2)  Consists  of  15,552,542, 1,600,000 and 12,000,000 shares of  Common  Stock which were held by FIN, Elision, and GSE, respectively. FIN is record holder of an additional 847,458 shares of Common Stock and formerly held such shares as nominee. The nominee relationship has been terminated and FIN and Mr. Jurick disclaim beneficial ownership of such additional shares. Mr. Jurick indirectly owns, through a controlled holding company approximately 95% of FIN. In addition, Mr. Jurick is the manager of FIN. FIN owns approximately 14.3% of Elision. Mr. Jurick indirectly owns, through certain holding companies and beneficial interests in affiliates, a controlling interest in each of GSE and Elision. In accordance with a Stipulation and Order of Settlement, dated June 11, 1996 (the "Stipulation"), the shares of Common Stock held by Elision and GSE were transferred and registered in the name of FIN. All of the shares owned by FIN, GSE and Elision are subject to certain restrictions. See "Item 13. - Certain Relationships and Related Transactions - Certain Outstanding
     Common Stock".

(3) Includes options, exercisable within 60 days, to purchase 600,000 shares of Common Stock.

(4) Comprised of options issued pursuant to the Company's 1994 Non-Employee Director Stock Option Plan. See "Security Ownership of Certain Beneficial Owners and Management--Compensation of Directors."

(5) In July 1994, the Company granted stock options to purchase 200,000 shares of Common Stock to Mr. Walker exercisable at an exercise price of $1 per share. In November 1995, Mr. Raab was granted stock options to purchase 50,000 shares of Common Stock at an exercise price of $2.875 per share.
     In April 1996, Mr. Andriani was granted stock options to purchase 75,000 shares of Common Stock at an exercise price of $2.563 per share and in October 1996, Ms. Calianese was granted stock options to purchase
     30,000 shares of Common Stock at an exercise price of $2.25 per share.
     In May 1997, the options granted to Ms. Calianese were repriced to $1.00 per share. The options vest in annual increments of one-third, commencing one year from the date of grant, and their exercise is contingent on continued employment with the Company.

(6) Includes 1,043,333 shares of Common Stock subject to unexercised stock options which were exercisable within 60 days under the Company's
     Stock Compensation Program. Does not include options to purchase an aggregate of 61,667 shares of Common Stock not currently exercisable within 60 days.

(7) Based on information set forth in Schedule 13G dated May 12, 1998, filed with the SEC by Grace Brothers Ltd. Includes 4,290,019 common shares issuable upon conversion of the owner's holdings in the Company's Series A Convertible Preferred shares if such holdings were converted into shares of the Company's Common Stock as of December 31, 1997. The percentage of beneficial ownership assumes that the common shares that would be issued upon conversion are outstanding.

(8) Based on information set forth in Schedule 13D dated May 22, 1998, filed with the SEC by Oaktree Capital Management LLC, Kenneth Grossman and OCM Principal Opportunities Fund, L.P. Includes 2,956,489 common shares issuable upon conversion of the owners' holdings of the Company's Debentures if such holdings were converted into shares of the Company's
     Common  Stock.   The percentage of beneficial ownership assumes that the
     common shares that would be issued upon conversion are outstanding.

                      COMPARISON OF CUMULATIVE TOTAL RETURN

PERFORMANCE GRAPH

The graph below compares the cumulative total stockholders' return on the Company's Common Stock for the period December 22, 1994 (the date on which the Company's Common Stock began trading on the American Stock Exchange) to April 3, 1998, with the cumulative total return over the same period of the American Stock Exchange and a peer group of companies selected by the Company for purposes of comparison, which includes Cobra Electronics Corp., Matsushita Electric Industrial Co. Ltd., Philips Electronics N.V., Sony Corp. and Zenith Electronics Corp. The peer group assumes the investment of $100 in the Company's Common Stock, on December 22, 1994 and reinvestment of all dividends. The information in the graph was provided by Media General Financial Services ("MGFS"). The comparison of the returns are as follows:

                    COMPARISON OF CUMULATIVE TOTAL RETURN OF
                      EMERSON RADIO CORP., PEER GROUP INDEX
                             AND BROAD MARKET INDEX

                                            FISCAL YEAR ENDING

COMPANY/INDEX/MARKET         1994    1995      1996      1997     1998

Emerson Radio Corp.          100     135.14    110.81     45.95    18.92
Peer Group Index             100     103.95    114.52    141.47   142.79
NASDAQ Market Index          100     102.95    138.47    154.92   234.12


The Customer Selected Stock List is made up of the following securities:

COBRA ELECTRONICS CORP.
MATSUSHITA ELEC IND CO
PHILIPS ELECTRONICS NV
SONY CORP
ZENITH ELECTRONICS CORP.

The stock price performance depicted in the above graph is not necessarily indicative of future price performance. The Corporate Performance Graph will not be deemed to be incorporated by reference in any filing by the Company under the Securities Act or the Exchange Act except to the extent that the Company specifically incorporates the graph by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SPORT SUPPLY GROUP, INC.

     On August 1, 1996, the Company and Emerson Radio (Hong Kong) LTD. ("Emerson HK"), filed a Schedule 13D with the SEC. Pursuant to the Schedule 13D, Emerson HK reported that it acquired 669,500 shares of SSG's Common Stock (the "Initial Shares").

      On December 10, 1996, the Company acquired directly from SSG (i) an additional 1,600,000 shares of newly-issued SSG Common Stock (the "New Shares") for an aggregate consideration of $11,500,000, or approximately $7.19 per share, and (ii) 5-year warrants to acquire an additional 1,000,000 shares of SSG Common Stock at an exercise price of $7.50 per share, subject to standard anti-dilution adjustments (the "Emerson Warrants") for an aggregate consideration of $500,000.

      Prior to the exercise of any of the Emerson Warrants, the Company and Emerson HK own approximately 28% of the issued and outstanding shares of SSG Common Stock. If all of the Emerson Warrants are exercised by the Company, the Company will own approximately 36% of the issued and outstanding shares of SSG Common Stock.

      Pursuant to a Registration Rights Agreement (the "Registration Rights Agreement"), SSG granted to the Company and Emerson HK certain demand and incidental registration rights with respect to the resale of the shares of SSG Common Stock they own, as well as on the exercise and resale of the shares of SSG Common Stock the Company may acquire under the Warrant Agreement governing the Emerson Warrants.

      The  total  consideration  paid by the Company  pursuant  to  the  Emerson
Agreement was $12 million, of which $11,500,000 was attributable to the 1,600,000 New Shares and $500,000 was attributable to the Emerson Warrants. The $12,000,000 purchase price was borrowed by the Company from Congress Financial Corporation ("Congress"), the Company's United States senior secured lender, under the terms of the Company's existing credit facility and in accordance with the terms of the consent obtained from Congress. Pursuant to a Pledge and Security Agreement as amended, the Company has pledged to Congress 500,000 of the New Shares together with all proceeds thereof and all dividends and other income and distributions thereon or with respect thereto and all rights of the Company to have such New Shares registered under the Registration Rights Agreement.

      In addition, for a period of at least 2 years after the closing, neither SSG nor any of its subsidiaries are permitted to enter into or be a party to any agreement or transaction with any Affiliate (as such term is defined in the Exchange Act) of SSG or the Company, except (i) in the ordinary course of SSG's or its subsidiaries' business and on terms no less favorable to SSG or its subsidiaries than would be obtained in a comparable arms' length transaction with a person not an Affiliate of SSG or the Company or (ii) unless approved by a majority of SSG's Directors who do not have a direct or indirect material financial interest in the agreement or transaction and which includes a majority of Directors who are not officers or employees of SSG or the Company or Directors of the Company.

      Pursuant to the Emerson Agreement, SSG also caused a majority of the members of its Board of Directors to consist of the Company's designees. SSG's Board of Directors now includes the following people that are associated with the Company: Geoffrey P. Jurick, Chairman, and Chief Executive Officer of Emerson and SSG; John P. Walker, Executive Vice President and Chief Financial
Officer of Emerson and SSG; and Peter G. Bunger, a Director of both companies and member of the Compensation Committee of each Company. Mr. Jurick has employment agreements with the Company and SSG. Messrs. Jurick and Walker split their time between the two companies.

MANAGEMENT SERVICES AGREEMENT

      During Fiscal 1997, SSG and the Company entered into a Management Services Agreement, which was amended in Fiscal 1998, in an effort to utilize SSG's excess capacity and to enable the Company to reduce certain costs. The Management Services Agreement implements a program whereby SSG performs certain services for the Company in exchange for a fee. The services include payroll, banking, computer/management information systems, payables processing, warehouse services (including subleasing warehouse storage space), provision of office space, design services and financial management services. During Fiscal 1998, SSG also reimbursed the Company for the sharing of certain employees. The Management Services Agreement may be terminated by either party upon sixty (60) days' prior notice. Termination of the Management Services Agreement could have a material adverse effect on the Company and its results of operations. The Company was billed $272,000 and $3,000 for services provided with respect to the above mentioned agreement during Fiscal 1998 and 1997 respectively. Effective October 18, 1997, SSG began paying Mr. Jurick directly for his services. Effective January 15, 1998, the Company began reimbursing SSG for base salary and bonus paid to Mr. Walker for the Company's benefit in lieu of paying Mr. Walker directly. The Company billed SSG approximately $135,000 and $47,000 towards Mr. Jurick's salary during Fiscal 1998 and 1997 respectively. The Company owed SSG approximately $57,000 for services as of April 3, 1998.

CERTAIN OUTSTANDING COMMON STOCK

      For information on this matter, reference is made to the Company's most recent Form 10-Q, for the quarterly period ended July 3, 1998, "Part II. - Other Information, Item 1. - Legal Proceedings".

FUTURE TRANSACTIONS AND LOANS

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

                       SECTION 16(a) BENEFICIAL OWNERSHIP
                              REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)") requires the Company's officers and Directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC and the American Stock Exchange. Officers, Directors and greater than 10% stockholders are required by certain regulations to furnish the Company with copies of all
Section 16(a) forms they file.

      Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended April 3, 1998, its officers, Directors and greater than 10% beneficial owners have complied with all applicable filing requirements with respect to the Company's equity securities.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Geoffrey P. Jurick        Chairman of the Board,          July 31, 1998
Geoffrey P. Jurick            Chief Executive Officer and
                              President



/s/ John P. Walker            Executive Vice President,       July 31, 1998
John P. Walker                Chief Financial Officer


/s/ Robert H. Brown, Jr.      Director                        July 31, 1998
Robert H. Brown, Jr.


/s/ Peter G. Bunger           Director                        July 31, 1998
Peter G. Bunger

/s/ Jerome H. Farnum          Director                        July 31, 1998
Jerome H. Farnum

/s/ Raymond L. Steele         Director                        July 31, 1998
Raymond L. Steele