Form 10-Q
period 1998-07-03
EMERSON RADIO CORP
filed 1998-08-05
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1998

                            or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of common stock as of July 27, 1998:
50,772,615.

                         PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (In thousands, except earnings per share data)

                                                   Three Months Ended
                                                July 3,        June 30,
                                                 1998            1997

Net revenues                                   $59,126         $30,443

Costs and expenses:

   Cost of sales                                51,888          28,399
   Other operating costs and expenses            1,266             866
   Selling, general & administrative
     expenses                                    5,083           3,627

                                                58,237          32,892

Operating income (loss)                            889          (2,449)

Equity in earnings of Affiliate                    443             509

Interest expense, net                             (569)           (741)

Income (loss) before income taxes                  763          (2,681)

Provision (benefit) for income taxes                (1)             41

Net income (loss)                             $    764         $(2,722)

Net income (loss) per common share

   Basic                                      $    .02         $  (.07)
   Diluted                                    $    .02         $  (.07)

Weighted average number of
      common shares outstanding

   Basic                                       51,220           40,592
   Diluted                                     69,394           40,592


      The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                  July 3,     April 3,
                                                    1998        1998
                    ASSETS                      (Unaudited)
Current Assets:
   Cash and cash equivalents                    $   5,619     $  2,608
   Accounts receivable (net allowances of
     $5,822 and $4,884, respectively)               3,000        5,247
   Other receivables                                6,452        6,474
   Inventories                                     11,148       11,375
   Prepaid expenses and other current assets        1,852        2,503
         Total current assets                      28,071       28,207

Property and equipment - (net of
     accumulated depreciation and amortization
     of $3,310 and $3,152, respectively)            1,240        1,381
Investment in Affiliate and Joint Venture          18,009       17,522
Other assets                                        4,644        4,810
         Total Assets                            $ 51,964     $ 51,920

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                  $    683     $     --
  Current maturities of long-term debt                 62           85
  Accounts payable and other current
         liabilities                               10,527       12,256
  Accrued sales returns                             5,086        4,511
  Income taxes payable                                168          191
         Total current liabilities                 16,526       17,043

Long-term debt, net of current maturities          20,750       20,750
Other non-current liabilities                         175          179

Shareholders' Equity:
   Preferred shares - 10,000,000
      shares authorized, 5,137 and 5,237
      shares issued and outstanding, respectively   4,623        4,713
   Common shares - $.01 par value, 75,000,000
      shares authorized, 51,331,615 and 51,044,730
      shares issued; 51,065,115 and 51,044,730
      shares outstanding, respectively                513          510
Treasury stock, at cost, 266,500 shares and 0
      shares respectively.                           (145)          --
Capital in excess of par value                    113,293      113,201
Accumulated deficit                              (103,963)    (104,673)
Cumulative translation adjustment                     192          197
Total shareholders' equity                         14,513       13,948
Total Liabilities and Shareholders' Equity       $ 51,964     $ 51,920


The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (In thousands of dollars)

                                                      Three Months Ended
                                                  July 3,          June 30,
                                                   1998             1997
Cash Flows from Operating Activities:

  Net cash provided by operating
    activities                                 $   2,521         $    373

Cash Flows from Investing Activities:

  Net cash provided (used) by investing
    activities.                                      (44)              13

Cash Flows from Financing Activities:

  Net repayments under line of
    credit facility                                  683           (1,113)
  Other                                             (149)            (157)
  Net cash used by financing
    activities                                       534           (1,270)

Net increase (decrease) in cash and cash
  equivalents                                      3,011             (884)
Cash and cash equivalents at beginning
  of year                                          2,608            2,640

Cash and cash equivalents at end of period(a)   $  5,619         $  1,756
Supplemental disclosure of cash flow information:

  Interest paid                                 $    569         $    741

  Income taxes paid                             $     32         $     31


(a) Includes $1.0 million of cash and cash equivalents, pledged to assure the availability of certain letter of credit facilities.

The accompanying notes are an integral part of the interim consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                  (In thousands, except earnings per share data)

NOTE 1 - BUSINESS

      The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Emerson Radio Corp.'s (the "Company" or "Emerson") consolidated financial position as of July 3, 1998 and the results of operations for the quarters ended July 3, 1998 and June 30, 1997 and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company's annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended April 3, 1998 ("Fiscal 1998"), included in the Company's annual report on Form 10-K.

      The consolidated financial statements include the accounts of the Company and all of its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates.

      Due to the seasonal nature of the Company's consumer electronics business, the results of operations for the quarter ended July 3, 1998 are not necessarily indicative of the results of operations that may be expected for the full year ending April 2, 1999 ("Fiscal 1999").

      Beginning in Fiscal 1998, the Company changed its financial reporting year to a 52/53 week year ending on the Friday closest to March 31. Accordingly, the current fiscal year will end on April 2, 1999. Such change in the Company's financial reporting year will not have a material effect on the Company's results of operations.

NOTE 2 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                    For the Three
                                                     Months Ended
                                                July 3,         June 30,
                                                 1998              1997

       Numerator:
       Net income (loss)                       $     764     $  (2,722)
       Less:  preferred stock dividends               54           132
       Numerator for basic earnings per
           share - income available to
           common stockholders                       710        (2,854)
       Added effect of assumed conversions:
         Interest on convertible debentures          441            --
         Preferred stock dividends                    54            --
         Numerator for diluted earnings
           (loss) per share                  $     1,205     $  (2,854)

       Denominator:
       Denominator for basic earnings
           per share - weighted average
           shares                                 51,220        40,592
       Effect of dilutive securities:
         Convertible debentures                    5,204            --
         Preferred shares                         12,970            --
       Denominator for diluted earnings
           per share - adjusted weighted
           average shares and assumed
           conversions                            69,394        40,592
       Basic earnings (loss) per share       $       .02     $    (.07)
       Diluted earnings (loss) per share     $       .02     $    (.07)


NOTE 3- CAPITAL STRUCTURE

      The outstanding capital stock of the Company at July 3, 1998 consisted of common stock and Series A convertible preferred stock. The preferred shares are convertible to common shares until March 31, 2002.

      During the quarters ended July 3, 1998 and June 30, 1997, 100 and 550 shares of Series A Preferred Stock were converted into 286,885 and 766,054 shares of common stock, respectively. If all existing outstanding preferred shares were converted at July 3, 1998, an estimated 13 million additional common shares would be issuable. Dividends for the preferred stock accrued and were payable quarterly at a 7% annual rate until March 31, 1997; dividend rates decline by 1.4% each succeeding year until March 31, 2001 when no further dividends are payable. The dividend rates at July 3, 1998 and June 30, 1997 were 4.2% and 5.6%, with $801,000 and $618,000 of dividends in arrears respectively.

      At July 3, 1998, the Company had outstanding approximately 1.2 million options with exercise prices ranging from $1.00 to $1.10. Outstanding warrants with a common stock equivalent total approximately 670,000 shares and have conversion prices ranging from $1.20 to $4.00.

      The Company also has outstanding $20.8 million of Senior Subordinated Convertible Debentures due in 2002. See "Note 7 - Long Term Debt.".

NOTE 4 - INCOME TAXES

      Income tax provisions and benefits for the quarterly periods ended July 3, 1998 and June 30, 1997 consist of taxes related to international operations. The Company did not recognize tax benefits for losses incurred by its domestic operations during the quarters ended June 3, 1998 and June 30, 1997.

NOTE 5 - INVENTORY

Inventories are comprised primarily of finished goods. Spare parts inventories, net of reserves, aggregating $247,000 and $384,000 at July 3, 1998 and April 3, 1998, respectively, are included in "Prepaid expenses and other current assets."

NOTE 6 - INVESTMENT IN SPORT SUPPLY GROUP, INC.

      The Company owns 2,200,000 (28% of the outstanding) shares of common stock of Sport Supply Group, Inc. ("SSG") which it purchased in 1996 at an aggregate cost of $15,728,000 or $ 6.92 per share. In addition, the Company owns warrants also purchased by it in 1996 for $500,000 to purchase an additional 1 million shares of SSG at $7.50 per share ("SSG Warrants"). If the Company exercises all of the SSG Warrants, it will beneficially own approximately 36% of the SSG common shares.

     The investment in and results of operations of SSG are accounted for by the equity method. In January 1997, SSG changed its financial reporting year end from October 31 to September 30. This change in accounting period resulted in the Company now recording its share of SSG earnings on a concurrent basis. Previously, the Company recorded its share of SSG's earnings on a two month delay. The Company's investment in SSG includes goodwill of $3,973,000 which is being amortized on a straight line basis over 40 years. At July 3, 1998, the aggregate market value quoted on the New York Stock Exchange of Emerson's shares of SSG common shares was approximately $18 million. Summarized financial information derived from SSG's financial reports to the Securities and Exchange Commission was as follows (in thousands):

                                               (Unaudited)
                                    July 3, 1998        April 3, 1998

    Current assets                   $ 30,966             $ 37,282
    Property, plant and
    equipment and other assets         20,974               19,878
    Current liabilities                 6,741                8,395
    Long-term debt                      2,446                7,498


                                               (Unaudited)
                                  For the 3 Months    For the 3 Months
                                       Ended               Ended
                                    July 3, 1998        May 2, 1997

    Net sales                        $  25,340            $ 28,312
    Gross profit                         9,840              10,717
    Net income                           1,739               1,974


     In July 1997, the Company entered into a Management Services Agreement with SSG, under which SSG provides various managerial and administrative services to the Company.

NOTE 7 -LONG TERM DEBT

As of July 3, 1998 and April 3, 1998 long-term debt consisted of the following in (thousands of dollars):


                                           July 3,     April 3,
                                             1998        1998
8 1/2% Senior Subordinated Convertible
  Debentures Due 2002                       $20,750     $20,750
Equipment notes and other                        62          85
                                             20,812      20,835
Less current obligations
  Long term debt                                 62          85
                                            $20,750     $20,750


     The Senior Subordinated Convertible Debentures Due 2002 ("Debentures") were issued in August 1995, bear interest at the rate of 8 1/2% per annum, payable quarterly, and mature on August 15, 2002. The Debentures are convertible into shares of the Company's common stock at any time prior to redemption or maturity at a conversion price of $3.9875 per share, subject to adjustment under certain circumstances. Beginning August 15, 1998 at the option of the Company, the Debentures are redeemable in whole or in part at an initial redemption price of 104% of principal, decreasing by 1% per year until maturity. The Debentures are subordinated to all existing and future senior indebtedness (as defined in the Indenture governing the Debentures). The Debentures restrict, among other things, the amount of senior indebtedness and other indebtedness that the Company, and, in certain instances, its subsidiaries, may incur. Each Debenture holder has the right to cause the Company to redeem the Debentures if certain designated events (as defined) should occur.

NOTE 8 --LEGAL PROCEEDINGS

      The Company is involved in a number of legal proceedings and claims of various types, the most significant of which are described in "Part I - Item 3. Legal Proceedings" of the Company's Form 10-K for the fiscal year ended April 3, 1998 and "Part II -- Other Information Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q. While any such litigation contains an element of uncertainty, management presently believes that the outcome of such proceedings and claims will not have a material adverse effect on the Company's consolidated financial position.

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition

GENERAL

           The Company's operating results and liquidity are impacted by the seasonality of its business. The Company records the majority of its annual sales in the fiscal quarters ending in September and December and receives the largest amount of customer returns in the fiscal quarters ending in March and June. Therefore, the results of operations discussed below are not necessarily indicative of the Company's prospective annual results. The Company expects its United States sales for the fiscal quarter ended September 1998 to be lower than the second fiscal quarter of Fiscal 1998 due to reduced product sales.

RESULTS OF OPERATIONS

      NET REVENUES Consolidated net revenues for the three month period ended July 3, 1998 increased $28.6 million (94%) as compared to the same period ended June 30, 1997. The increase in net revenues resulted primarily from increased unit sales of audio products and microwave ovens, partially offset by reductions in other product categories. Additionally, a significant reduction in returned product was recorded in the current period as compared to the same period in the prior year. The significant reduction in returned product is attributable to higher returns in the June, 1997 quarter due to the opening of a return processing center in early 1997 that resulted in delays in processing returns that flowed into the June 1997 quarter; and an overall more restrictive return policy by the Company's customers. While the Company expects the latter to continue, the effect of the processing center was a one time event. Revenues earned from the licensing of the Emerson and G-Clef trademark were $613,000 and $1,000,000 in the three month period ended July 3,1998 and June 30,1997, respectively.

      The Company reports royalty and commission revenues earned from its licensing arrangements, covering various products and territories, in lieu of reporting the full dollar value of such sales and associated costs.

      COST OF SALES Cost of Sales, as a percentage of consolidated net revenues, was 88% for the three month period ended July 3, 1998 as compared to 93% for the same period in Fiscal 1998. Margins in the current quarter were significantly improved as a percent of sales primarily as a result of: (i) a change in the product mix to higher margin products; (ii) a reduction of inventory overhead costs due to the Company's successful efforts to shift to a higher portion of its sales to a direct import basis; and (iii) a significant reduction in returned products and resulting loss on such product. For the three month period ended July 3, 1998, products representing approximately 87% of net revenues were directly imported from manufacturers to the Company's customers as compared to 78% for the same period last year.

      The Company's gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the category of the consumer electronics market in which the Company competes. The Company's products compete generally in the low-to-medium priced category of the market which tend to be the most competitive and generate the lowest profit margins. The Company believes that its marketing agreements, licensing agreements in the United States and various foreign countries and its distribution agreements in Canada, Europe and parts of Asia all will have a favorable impact on the Company's gross profit. The Company continues to promote its direct import programs to reduce its inventory levels and working capital risks thereby reducing its inventory overhead costs. In addition, the Company continues to focus on its higher margin products and continually reviews new products which can generate higher margins than its current business, either through license arrangements, acquisitions, joint ventures or on its own.

      OTHER OPERATING COSTS AND EXPENSES Other operating costs and expenses increased $400,000 for the three months ended July 3,1998 as compared to the same period in Fiscal 1998, primarily as a result of the Company's return-to-vendor program. Under the return-to-vendor program, the Company, by paying a fee, is able to return defective product to its suppliers and, to receive in exchange, a replacement unit.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S,G&A") S,G&A, as a percentage of net revenues, were 9% of net revenues for the three month period ended July 3,1998 as compared to 12% in the same period a year ago. In absolute terms, S,G&A increased by $1.5 million in the period ended July 3,1998 as compared to the same period last year. The decrease in S,G&A as a percentage of net revenues was attributable primarily to a higher revenue base. The increase in S,G&A in absolute terms was caused primarily by (i) an increase in promotional programs and (ii) a decrease in the charges incurred in the prior year for relocation costs of the Company's back office operations from New Jersey to Texas.

     OPERATING INCOME (LOSS) The Company reported operating income of $889,000 for the three month period ended July 3,1998, as compared to an operating loss of $2.4 million for the same period a year ago. The operating income in the current year is attributable to a higher revenue base and improved gross profit margins and a reduction in S,G&A expenses as a percent of revenues.

     EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE   The Company's 28% share in
the earnings of SSG amounted to $443,000 for the three month period ended July 3,1998 as compared to $509,000 for the same period last year.

      INTEREST EXPENSE Interest expense decreased by $172,000 in the three months ended July 3,1998 as compared to the same period a year ago. The decrease was attributable to a significant reduction in short term average borrowings. The decrease in short term borrowings was due to a reduction in working capital requirements.

      NET  INCOME   As a result of the foregoing factors, the Company  generated net income of $764,000 for the three months ended July 3,1998, as compared to a net loss of $2.7 million for the three months ended June 30,1997.

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $2,521,000 for the three months ended July 3,1998. Cash was provided primarily by a reduction in accounts receivables along with the profitability of the Company for the period, partially offset by a decrease in accounts payable. The decrease in accounts receivable resulted primarily from an increase in the percentage of the Company's sales which were on a direct shipment basis.

      In the three months ended July 3,1998, the Company's financing activities provided $534,000 of cash as the Company increased its borrowings under its $10 million U.S. line of credit facility from $0 at April 3, 1998 to $683,000 at July 3, 1998. The Company maintains 2 credit facilities with a Hong Kong based bank: a $3.5 million letter of credit facility and a $25 million back-to-back letter of credit facility. At July 3, 1998, there was $1,565,000 and $9,647,000, respectively, of letters of credit outstanding.

      At present, management believes that future cash flow from operations and its existing institutional financing noted above will be sufficient to fund all of the Company's cash requirements for the next twelve months. However, the adequacy of future cash flow from operations is dependent upon the Company achieving its operating plan. During the three month period ended July 3,1998, the Company reduced accounts receivable by 48%. The Company intends to maintain the reduced accounts receivable levels and to continue the sale of its products on a direct import basis. For the three month period ended July 3, 1998, products representing approximately 87% of net revenues were directly imported from manufacturers to the Company's customers as compared to 78% for the same period last year. The direct import program implemented by the Company is critical in providing sufficient working capital to meet its liquidity objectives.

      As of July 3, 1998 the Company had no material commitments for capital expenditures.

INFLATION AND FOREIGN CURRENCY

     Neither inflation nor currency fluctuations had a significant effect on the Company's results of operations during the first quarter of Fiscal 1999. The Company's exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The Company purchases virtually all of its products from manufacturers located in various Asian countries. The economic crises in these countries and its related impact on their financial markets has not impacted the Company's ability to purchase product. Should these crises continue, they could have a material adverse effect on the Company by inhibiting the Company's relationship with its suppliers and its ability to acquire products for resale.

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

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

      Recent pronouncements of the Financial Accounting Standards Board ("FASB") which are not required to be adopted and the Company has not adopted them as of July 3, 1998, include the following Statements of Financial Accounting Standards ("SFAS"):

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income
(all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in the financial statements. This new standard, which will be effective for Fiscal 1999, is not currently anticipated to have a significant impact on the Company's financial statements based on the current financial structure and operations of the Company.

      SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which will be effective for the Company for Fiscal 1999, establishes standards for reporting information about operating segments in the annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard requires the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which may result in more detailed information in the notes to the Company's financial statements than is currently required and provided. The Company has not yet determined the effects, if any, of implementing SFAS No. 131 on its reporting of financial information.

FORWARD-LOOKING INFORMATION

      This report contains various forward looking statements under the Private Securities Litigation Reform Act of 1995 (the "Reform Act') and information that is based on Management's beliefs as well as assumptions made by and information currently available to Management. When used in this report, the words "anticipate", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that could cause actual results to differ materially are as follows: (i) the ability of the Company to continue selling products to its largest customers whose net revenues represented 58% and 16% of Fiscal 1998 net revenues; (ii) competitive factors such as competitive pricing strategies utilized by retailers in the domestic marketplace which negatively impacts product gross margins; (iii) the ability of the Company to maintain its suppliers, primarily all of whom are located in the Far East; (iv) the Company's ability to replace the licensing income from the Supplier with commission revenues from Daewoo; (v) the outcome of litigation; (vi) the availability of sufficient capital to finance the Company's operating plans;
(vii) the ability of the Company to comply with the restrictions imposed upon it by its outstanding indebtedness; and (viii) general economic conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

                      EMERSON RADIO CORP. AND SUBSIDIARIES

                            PART II OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          During July 1998, further hearings were held on the Creditors' motion to terminate the Settlement Agreement in the Stelling litigation. It is expected that all testimony in that matter will be concluded in the next month.

          In August 1998, the Company voluntarily dismissed with prejudice its lawsuit against Grace Brothers, Ltd.

          For further information on the Stelling litigation and other litigation to which the Company is a party, reference is made to
          Part 1 Item-3-Legal Proceedings in the Company's most recent annual report on Form 10-K.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          During the three months ended July 3, 1998, the Company issued a total of 286,885 shares of the common stock, upon conversion of 100 shares of Series A Preferred Stock. No consideration was received by the Company for the issuance of the shares of common stock. The shares of common stock were issued by the Company to certain of its existing holders of Series A Preferred Stock where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. The shares of common stock were issued pursuant to
          Section 3(a)(9) of the Securities Act of 1933, as amended.

          In   August  1998,  the  Company  repurchased  1,423  shares  of   its
          outstanding Series A Preferred Stock.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES.

          (a)  None

          (b)  None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not Applicable.

ITEM 5.   OTHER INFORMATION.

          (a)  None

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               (27) Financial Data Schedule for quarter ended July 3, 1998.*

          (b) Reports on Form 8-K - During the three month period ended July 3, 1998, no Form 8-K was filed.

____________________________
*Filed herewith.


                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EMERSON RADIO CORP.
                                    (Registrant)



Date:  August 4, 1998         /s/ Geoffrey P. Jurick
                              Geoffrey P. Jurick
                              Chairman, Chief Executive Officer and
                              President



Date:  August 4,  1998        /s/   John   P.   Walker
                              John P. Walker
                              Executive Vice President and
                              Chief Financial Officer