Form 10-Q
period 1998-10-02
EMERSON RADIO CORP
filed 1998-11-16
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              FORM 10-Q (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended            October 2, 1998
                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________    to _________________________

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

________________________________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)

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

     Indicate the number of shares outstanding of common stock as of November 9, 1998: 48,621,815.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                             Three Months Ended                  Six Months Ended
                                        October 2,      September 30,     October 2,      September 30,
                                             1998            1997             1998              1997


Net revenues                            $ 46,762          $ 45,100          $105,888        $ 75,543
Costs  and expenses:

  Cost of  sales                          42,273            38,787            94,161          67,186
  Other  operating  costs  and expenses      897               637             2,163           1,503
  Selling, general & administrative
     expenses                              2,599             3,527             7,497           7,154
                                          ------            ------           -------          ------
                                          45,769            42,951           103,821          75,843
                                          ------            ------           -------          ------
Operating income (loss)                      993             2,149             2,067            (300)

Equity in earnings of Affiliate              348               528               791           1,037
Write-down of investment in Joint
  Venture                                  (185)               --               (370)            --
Interest expense, net                      (551)              (658)           (1,120)         (1,399)
                                           -----            ------         ---------           ------
Income (loss) before income taxes            605             2,019             1,368            (662)
Provision  for income taxes                   22               --                 21              41
                                          ------            ------         ---------        ---------
Net income (loss)                        $   583         $   2,019         $   1,347        $   (703)
                                         =======         =========         =========        =========
Net income (loss) per common share
      Basic                              $   .01         $     .06         $     .03        $   (.02)
                                         =======         =========         =========        =========
      Diluted                            $   .01         $     .04         $     .03        $   (.02)
                                         =======         =========         =========        =========
Weighted average number of
 common shares outstanding
      Basic                               50,037            42,372            50,625          41,486
                                          ======            ======            ======          ======
      Diluted                             64,326            64,888            64,914          41,486
                                          ======            ======            ======          ======


The accompanying notes are an integral part of the interim consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)


                                                                            October 2,     April 3,
                                                                              1998           1998
                           ASSETS                                         (Unaudited)
Current Assets:
  Cash and cash equivalents                                              $   6,624       $  2,608
  Available for sale securities (net fair
     value adjustment of ($770) and $0,
              respectively)                                                  1,040             --

  Accounts receivable (net allowances of
    $5,862 and $4,884, respectively)                                         7,381          6,287
  Other receivables                                                          6,554          6,474
  Inventories                                                               11,472         11,375
  Prepaid expenses and other current assets                                  2,541          2,503
                                                                            ------         ------
    Total current assets                                                    35,612         29,247

Property and equipment - (net of
  accumulated depreciation and amortization
  of $3,069 and $3,152, respectively)                                        1,200          1,381
Investment in Affiliate and Joint Venture                                   18,357         17,522
Other assets                                                                 4,155          4,810
                                                                            ------         ------
    Total Assets                                                            59,324       $ 52,960
                                                                            ======       ========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                                           $  5,134       $    --
  Current maturities of long-term debt                                          58            85
  Accounts payable and other current
    liabilities                                                             16,220        13,296
  Accrued sales returns                                                      5,552         4,511
  Income taxes payable                                                         109           191
                                                                            ------        ------
    Total current liabilities                                               27,073        18,083

Long-term debt, net of current maturities                                   20,750        20,750
Other non-current liabilities                                                  166           179

Shareholders' Equity:
  Preferred shares - 10,000,000
    shares authorized, 3,714 and 5,237
    shares issued and outstanding, respectively                              3,343         4,713
  Common shares - $.01 par value, 75,000,000
    shares authorized, 51,331,615 and 51,044,730
    shares issued; 48,701,015 and 51,044,730
    shares outstanding, respectively                                           513           510
  Treasury stock, at cost, 2,630,600 shares and 0
    shares respectively.                                                    (1,409)          --
  Capital in excess of par value                                           113,287       113,201
  Unrealized losses on securities                                             (770)          --
  Accumulated deficit                                                     (103,826)     (104,673)
  Cumulative translation adjustment                                            197           197
                                                                           -------      --------
  Total shareholders' equity                                                11,335        13,948
                                                                           -------      --------
  Total Liabilities and Shareholders' Equity                              $ 59,324     $  52,960
                                                                           =======      ========

     The accompanying notes are an integral part of the interim consolidated financial statements.



                      EMERSON RADIO CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                            (In thousands of dollars)


                                                                         Six Months Ended
                                                                  October 2,     September 30,
                                                                    1998              1997
Cash Flows from Operating Activities:

  Net cash provided by operating
    activities                                                    $  3,965         $  2,005
                                                                  --------          -------

Cash Flows from Investing Activities:

  Net cash provided (used) by investing
    activities.                                                     (1,854)              13
                                                                  --------          -------
Cash Flows from Financing Activities:

  Net borrowings (repayments) under line of
    credit facility                                                  5,134           (1,859)
  Other                                                             (3,229)             (73)
                                                                  --------           -------
 Net cash used by financing
    activities                                                       1,905           (1,932)
                                                                  --------           -------
Net increase in cash and cash equivalents                            4,016               86

Cash and cash equivalents at beginning
  of year                                                            2,608            2,640
                                                                   -------           -------
Cash and cash equivalents at end of period(a)                     $  6,624         $  2,726
                                                                   =======          =======
Supplemental disclosure of cash flow information:

  Interest paid                                                   $    551         $  1,399
                                                                   =======          =======
  Income taxes paid                                               $     12         $     31
                                                                   =======          =======


(a) Includes $1.4 million and $1.7 million as of October 2, 1998 and September 30, 1997, respectively, of cash and cash equivalents, pledged to assure the availability of certain letter of credit facilities.

The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                 (In thousands, except earnings per share data)

NOTE 1 - BUSINESS

          The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Emerson Radio Corp.'s (the "Company" or "Emerson") consolidated financial position as of October 2, 1998 and the results of operations for the three and six month periods ended October 2, 1998 and September 30, 1997. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company's annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended April 3, 1998 ("Fiscal 1998"), included in the Company's annual report on Form 10-K.

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

          Due to the seasonal nature of the Company's consumer electronics business, the results of operations for the three and six month periods ended October 2 1998 are not necessarily indicative of the results of operations that may be expected for the full year ending April 2, 1999 ("Fiscal 1999").

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

NOTE 2 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                             For the Three                For the Six
                                             Months Ended                Months Ended
                                      October 2,    September 30,   October 2,     September 30,
                                        1998         1997              1998            1997
Numerator:

Net income (loss)                     $   583       $  2,019        $ 1,347         $   (703)
Less: preferred
    stock dividends                       538            109            592              245
                                        -----          -----          -----          --------
Numerator for basic earnings per
    share - income available to
    common stockholders                    45          1,910            755             (948)
Added effect of assumed conversions:
  Interest on convertible debentures      441            441            882               --
  Preferred stock dividends                39            109             93               --
                                        -----          -----          -----            -------
  Numerator for diluted earnings
    (loss) per share                   $  525        $ 2,460        $ 1,730         $   (948)
                                       ======        =======        =======          ========
Denominator:
Denominator for basic earnings
    per share - weighted average
    shares                             50,037         42,372         50,625           41,486
Effect of dilutive securities:
  Convertible debentures                5,204          5,204          5,204               --
  Preferred shares                      9,085         17,312          9,085               --
                                       ------         ------          -----           -------
Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    conversions                        64,326        64,888          64,914           41,486
                                      =======        ======          ======          ========
Basic earnings (loss) per share       $   .01       $   .06        $    .03         $   (.02)
                                      =======       =======        ========         =========
Diluted earnings (loss) per share     $   .01       $   .04        $    .03         $   (.02)
                                      =======       =======        =========         ========

NOTE 3- CAPITAL STRUCTURE

          The outstanding capital stock of the Company at October 2, 1998 consisted of common stock and Series A convertible preferred stock. The preferred shares are convertible to common shares until March 31, 2002.

          During the quarter ended September 30, 1997, 1,434 shares of Series A Preferred Stock were converted into 2,990,011 shares of common stock. There were no conversions of Series A Preferred Stock for the quarter ended October 2, 1998. During August 1998, the Company repurchased directly 1,423 preferred shares. If all existing outstanding preferred shares were converted at October 2, 1998, an estimated 9.1 million additional common shares would be issuable. Dividends for the preferred stock accrued and were payable quarterly at a 7% annual rate until March 31, 1997; dividend rates decline by 1.4% each succeeding year until March 31, 2001 when no further dividends are payable. The dividend rates at October 2, 1998 and September 30, 1997 were 4.2% and 5.6%, with $762,000 and $615,000 of dividends in arrears respectively.

          At October 2, 1998, the Company had outstanding approximately 1.2 million options with exercise prices ranging from $1.00 to $1.10. Approximately 737,000 outstanding warrants are convertible into approximately 670,000 shares of common stock at conversion prices ranging between $1.20 and $4.00.

          The Company also has outstanding $20.8 million of Senior Subordinated Convertible Debentures due in 2002. See "Note 8 - Long Term Debt."

NOTE 4 - INCOME TAXES

          Income tax provisions and benefits for the quarterly periods ended October 2, 1998 and September 30, 1997 consist of taxes related to international operations. The Company does not recognize tax benefits for losses incurred by its domestic operations.

NOTE 5 - INVENTORY

          Inventories are comprised primarily of finished goods. Spare parts inventories, net of reserves, aggregating $281,000 and $384,000 at October 2, 1998 and April 3, 1998, respectively, are included in "Prepaid expenses and other current assets."

NOTE 6 - AVAILABLE-FOR-SALE SECURITIES

          Available-for-sale securities are stated at fair value, with the unrealized gains and losses, reported in a separate component of shareholders' equity. Realized gains and losses, and declines in value judged to be other-than-temporary are included in earnings.

          The following is a summary of available-for-sale equity securities at October 2, 1998 (in thousands):

                               Cost       Gross          Gross         Estimated
                                          Unrealized     Unrealized    Fair
                                          Gains          Losses        Value

Equity Securities             $1,810       $--            $770~        $1,040

NOTE 7 - INVESTMENT IN SPORT SUPPLY GROUP, INC.

          The Company owns 2,274,500 (29% of the outstanding) shares of common stock of Sport Supply Group, Inc. ("SSG") which it purchased in 1996 at an aggregate cost of $15,728,000 or $ 6.92 per share. In addition, the Company owns warrants to purchase an additional 1 million shares of SSG's common stock for $7.50 per share ("SSG Warrants") which the Company purchased in 1996 at an aggregate cost of $500,000 or $.50 per SSG warrant. If the Company exercises all of the SSG Warrants, it will beneficially own approximately 42% of the SSG common shares.

          The investment in and results of operations of SSG are accounted for by the equity method. In January 1997, SSG changed its financial reporting year end from October 31 to September 30. This change in accounting period resulted in the Company now recording its share of SSG earnings on a concurrent basis. Previously, the Company recorded its share of SSG's earnings on a two month delay. The Company's investment in SSG includes goodwill of $3,973,000 which is being amortized on a straight line basis over 40 years. At October 2, 1998, the aggregate market value quoted on the New York Stock Exchange of Emerson's shares of SSG common shares was approximately $16.2 million. Summarized financial information derived from SSG's financial reports to the Securities and Exchange Commission was as follows (in thousands):

                                   October   2,   1998            April 3, 1998
                                        (Audited)                   (Unaudited)
Current assets                        $   33,710                   $ 37,282
Property, plant and equipment
  and other assets                        21,094                     19,878
Current liabilities                        8,465                      8,395
Long-term debt                             5,161                      7,498

                                                  (Unaudited)
                               For the 6 Months Ended     For the 6 Months Ended
                                    October 2, 1998          August 1, 1997

Net  sales                              $ 50,607                  $  51,536
Gross profit                              19,950                     20,239
Net income                                 2,994                      3,950

          In July 1997, the Company entered into a Management Services Agreement with SSG, under which SSG provides various managerial and administrative services to the Company.

NOTE 8 -LONG TERM DEBT

          As of October 2, 1998 and April 3, 1998 long-term debt consisted of the following (in thousands of dollars):

                                        October 2,               April 3,
                                          1998                     1998

8-1/2% Senior  Subordinated  Convertible
  Debentures Due 2002                   $20,750                  $20,750
Equipment notes and other                    58                       85
                                         20,808                   20,835
                                        -------                   ------
Less current obligations                     58                       85
                                        -------                  -------
   Long term debt                       $20,750                  $20,750
                                        =======                  =======

          The Senior Subordinated Convertible Debentures Due 2002 ("Debentures") were issued in August 1995, bear interest at the rate of 8-1/2% per annum, payable quarterly, and mature on August 15, 2002. The Debentures are convertible into shares of the Company's common stock at any time prior to redemption or maturity at a conversion price of $3.9875 per share, subject to adjustment under certain circumstances. Beginning August 15, 1998 at the option of the Company, the Debentures are redeemable in whole or in part at an initial redemption price of 104% of principal, decreasing by 1% per year until maturity. The Debentures are subordinated to all existing and future senior indebtedness (as defined in the Indenture governing the Debentures). The Debentures restrict, among other things, the amount of senior indebtedness and other indebtedness that the Company and, in certain instances, its subsidiaries, may incur. Each Debenture holder has the right to cause the Company to redeem the Debentures if certain designated events (as defined) should occur.

Note 9 --LEGAL PROCEEDINGS

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

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition

General

          The Company's operating results and liquidity are impacted by the seasonality of its business. The Company records the majority of its annual sales in the fiscal quarters ending in September and December and receives the largest amount of customer returns in the fiscal quarters ending in March and June. Therefore, the results of operations discussed below are not necessarily indicative of the Company's prospective annual results. The Company expects its United States sales for the fiscal quarter ended December 1998 to be lower than the third fiscal quarter of Fiscal 1998 due to reduced product sales.

Results of Operations

          Net Revenues - Consolidated net revenues for the three and six month periods ended October 2, 1998 increased $1.7 million (3.7%) and $30.3 million (40.2%) as compared to the same periods in the fiscal year ended March 31, 1998 ("Fiscal 1998"), respectively. The increase in revenues resulted primarily from increases in unit sales of audio products, partially offset by reductions in microwave ovens. Additionally, a significant reduction in returned product was recorded in the current period as compared to the same period in the prior year resulting from an overall more restrictive return policy by the Company's customers. Revenues earned from the licensing of the "EMERSON" trademark were $1 million and $1.6 million in the three and six month periods ended October 2, 1998 as compared to $1.5 million and $2.5 million in the same periods in Fiscal 1998, respectively.

          Cost of Sales - Cost of Sales, as a percentage of consolidated revenues, was 90% and 89% for the three and six month periods ended October 2, 1998 as compared to 86% and 89% for the same periods in Fiscal 1998, respectively. The increase in cost of sales as a percent of sales for the three month period ended October 2, 1998 as compared to the same period in the prior fiscal year was primarily attributable to lower margins in audio products, and a decrease in licensing revenues and marketing fees.

          The Company's gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the category of the consumer electronics market in which the Company competes. The Company's products are generally placed in the low-to-medium priced categories of the market which tend to be the most competitive and generate the lowest profit margins. The Company believes that its marketing agreements, its licensing agreements in the United States and various foreign countries and its distribution agreements in Canada, Europe and parts of Asia will have a favorable impact on the Company's gross profit. The Company continues to promote its direct import programs to reduce its inventory levels and working capital risks thereby reducing its inventory overhead costs. In addition, the Company continues to focus on its higher margin products and continually reviews new products that can generate higher margins than its current business, either through license arrangements, acquisitions, joint ventures or on its own.

          Other Operating Costs and Expenses - Other operating costs and expenses increased $260,000 and $660,000 in the three and six month periods ended October 2,1998 as compared to the same periods in Fiscal 1998, respectively, primarily as a result of the Company's return-to-vendor program. Under the return-to-vendor program, the Company, by paying a fee, is able to return defective product to its suppliers and, to receive in exchange, a replacement unit.

          Selling, General and Administrative Expenses ("S,G&A") - S,G&A, as a percentage of revenues, was 5.6% and 7.1% for the three and six month periods ended October 2, 1998, as compared to 7.8% and 9.5% for the same periods in Fiscal 1998, respectively. In absolute terms, S,G&A decreased by $930,000 for the three month period ended October 2, 1998, and for the six month period ended October 2,1998 increased by $340,000 as compared to the same period in Fiscal 1998. The decrease of $930,000 in S,G&A for the three month period was primarily attributable to a decrease in advertising costs and rent expense, offset by an increase in professional fees. The increase of $340,000 in S,G&A for the six month period was primarily attributable to increased professional fees, offset by a decrease in advertising costs and a decrease in the charges incurred in the prior year for relocation costs of the Company's back office operations from New Jersey to Texas.

          Operating Income (Loss) - The Company reported operating income of $1.0 million and $2.0 million for the three and six months ended October 2, 1998, as compared to operating income of $2.1 million and an operating loss of $.3 million for the same periods in Fiscal 1998, respectively. Operating income for the three month period ended October 2,1998 as compared to the same period in the prior year is lower by $1.1 million mainly due to a higher cost of sales in the current period, offset by a reduction in S,G&A expenses. Operating income for the six month period ended October 2, 1998 as compared to the same period in the prior year is higher by $2.3 million primarily due to a higher revenue base of approximately $30 million.

          Equity In Earnings Of Unconsolidated Affiliate - The Company's share in the earnings of SSG amounted to $348,000 and $791,000 in the three and six month periods ended October 2,1998 as compared to $528,000 and $1.0 million for the same periods in the prior Fiscal year, respectively.

          Interest Expense - Interest expense decreased by $107,000 and $279,000 in the three and six month periods ended October 2, 1998 as compared to the same periods in Fiscal 1998, respectively. The decrease was attributable to a significant reduction in short term average borrowings. The decrease in short term borrowings was due to a reduction in working capital requirements.

          Net Earnings (Loss) - As a result of the foregoing factors, the Company generated net earnings of $583,000 and $1,347,000 for the three and six month periods ended October 2, 1998, as compared to net earnings of $2,019,000 and a net loss of $703,000 for the same periods in Fiscal 1998, respectively.

Liquidity and Capital Resources

          Net cash provided by operating activities was $4.0 million for the six months ended October 2, 1998. Cash was provided primarily by an increase in accounts payable, increased borrowings, partially offset by an increase in accounts receivable, combined with increased profitability of the Company.

          Net cash utilized by investing activities was $1.9 million for the six months ended October 2, 1998.

          In the six months ended October 2, 1998, the Company's financing activities provided $1.9 million of cash. The Company increased its borrowings under its U.S. line of credit facility by $5.1 million and utilized $3.2 million for the purchase of the Company's preferred and common stock to be held in treasury.

          The Company maintains an asset-based $10 million U.S. line of credit facility. In addition, the Company maintains 2 credit facilities with a Hong Kong based bank: a $4.2 million letter of credit facility and a $25 million back-to-back letter of credit facility. At October 2, 1998, there was $315,000 and $18.0 million of letters of credit outstanding under the $4.2 million letter of credit facility and the $25 million letter of credit facility, respectively.

          At present, management believes that future cash flow from operations and its existing institutional financing noted above will be sufficient to fund all of the Company's cash requirements for the next twelve months. However, the adequacy of future cash flow from operations is dependent upon the Company achieving its operating plan.

          As of October 2, 1998 the Company had no material commitments for capital expenditures.

Inflation and Foreign Currency

          Neither inflation nor currency fluctuations had a significant effect on the Company's results of operations during the first six months of Fiscal 1999. The Company's exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The Company purchases virtually all of its products from manufacturers located in various Asian countries. The economic crises in these countries and its related impact on their financial markets has not impacted the Company's ability to purchase product. Should these crises continue, they could have a material adverse effect on the Company by inhibiting the Company's relationship with its suppliers and its ability to acquire products for resale.

Year 2000

          The Company has in place detailed programs to address Year 2000 readiness in its internal computer systems and its key customers and suppliers. The Company's Year 2000 readiness team includes both internal personnel and external consultants. The team's activities are designed to ensure that there will be no material adverse effects on the Company's business operations and that transactions with customers, suppliers, and financial institutions will be fully supported. The specific costs of achieving Year 2000 compliance are expected to be $300,000, of which approximately $100,000 has been expended to date.

          The Company has converted a significant portion of its operational software, with testing scheduled to take place in the last quarter of calendar year 1998. The balance of the Company's software is to be updated from an outside vendor, which the Company expects to take place in the first quarter of Calendar 1999. The Company expects that all critical systems will be compliant by June 1999 and fully tested by September 1999. The Company is also in the process of ensuring that its significant suppliers, customers and financial institutions have appropriate plans to ensure that they are Year 2000 compliant. Risk assessment, readiness evaluation, action plans and contingency plans related to third parties are expected to be completed during the first half of Calendar 1999.

          While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that all internal systems, as well as those of third parties on which the company relies, will be converted on a timely basis and will not have a material affect on the Company's operations.

Recent Pronouncements of the Financial Accounting Standards Board

          Recent  pronouncements  to the Financial  Accounting  Standards  Board
("FASB") that are not required to be adopted (and that the Company has not adopted as of October 2, 1998), include the following Statements of Financial Accounting Standards ("SFAS"):

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in the financial statements. This new standard, which will be effective for the Company's April 2, 1999 financial statements, is not currently anticipated to have a significant impact on the Company's financial statements based on the current financial structure and operations of the Company.

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

          SFAS  No.  132,   "Employers   Disclosures  about  Pension  and  other
Postretirement Benefits," revises disclosures about pension and other postretirement benefit plans. This new standard, standardizes the disclosure requirements for pension and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This new standard, which will be effective for Fiscal 1999, will not have a significant impact on the Company's financial statements based on the current financial structure and operations of the Company.

          SFAS No. 133, "Accounting for Derivative Instructments and Hedging Activities," which will be effective for the Company for Fiscal 2000, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company has not yet determined the effects, if any, of implementing SFAS No. 133 on its reporting of financial information.

Forward-looking Information

          This report contains various forward looking statements under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and information that is based on Management's beliefs as well as assumptions made by and information currently available to Management. When used in this report, the words "anticipate", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that could cause actual results to differ materially are as follows: (i) the ability of the Company to continue selling products to its largest customers whose net revenues represented 58% and 16% of Fiscal 1998 net revenues; (ii) competitive factors such as competitive pricing strategies utilized by retailers in the domestic marketplace that negatively impacts product gross margins; (iii) the ability of the Company to maintain its suppliers, primarily all of whom are located in the Far East; (iv) the Company's ability to replace the licensing income from the Supplier with commission revenues from Daewoo; (v) the outcome of litigation; (vi) the availability of sufficient capital to finance the Company's operating plans; (vii) the ability of the Company to comply with the restrictions imposed upon it by its outstanding indebtedness; (viii) the effect of the worldwide volatility in the financial markets and the Company's securities that are being held as available-for-sale; and (ix) general economic conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


                      EMERSON RADIO CORP. AND SUBSIDIARIES

                           PART II OTHER INFORMATION


ITEM 1.  Legal Proceedings.

          During July 1998, testimony concluded on the Creditors' motion to terminate the Settlement Agreement in the Stelling litigation. No decision has been rendered by the Court.

          In August 1998, the Company voluntarily dismissed with prejudice its lawsuit against Grace Brothers, Ltd.

          On September 22,1998, Connecticut General Life Insurance Company (CGLIC) filed suit against the Company in the United States District Court, for the District of New Jersey, alleging that the Company entered into an insurance agreement and failed to honor its obligation as stated in the agreement. CGLIC is seeking damages in the amount of $785,890. While the outcome of this action is not certain at this time, the Company believes it has meritorious defenses.

          For further information on the Stelling litigation and other litigation to which the Company is a party, reference is made to Part 1 Item-3-Legal Proceedings in the Company's most recent annual report on Form 10-K.

ITEM 2.   Changes in Securities and Use of Proceeds.

          In August 1998, the Company repurchased and retired 1,423 shares of its outstanding Series A Preferred Stock.

          During the quarter ended October 2, 1998 the Company purchased 2,364,100 shares of its common stock that is being held as treasury stock.

ITEM 3.  Default Upon Senior Securities.

         (a)      None

         (b)      None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

ITEM 5.  Other Information.

         (a)      None

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits:

          (10)(a) Amendment No. 8 to Financing Agreements, dated as of November 13, 1998.*

          (10)(b) Third Lease Modification made the 26 day of October, 1998 between Hartz Mountain Parsippany and Emerson.*

          (10)(c)   Purchasing   Agreement,   dated  June  30,   1998,   between
          AFG-Elektronik GmbH and Emerson Radio International Ltd.*

          (27) Financial Data Schedule for quarter ended October 2, 1998.*

          (b) Reports on Form 8-K - During the three month period ended October 2, 1998, no Form 8-K was filed.

____________________________
*Filed herewith.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            EMERSON RADIO CORP.
                                                (Registrant)


Date:    November 13, 1998                 /s/ Geoffrey P. Jurick
                                           Geoffrey P. Jurick
                                           Chairman, Chief Executive Officer and
                                           President



Date:    November 13, 1998                 /s/ John P. Walker
                                           John P. Walker
                                           Executive Vice President and
                                           Chief Financial Officer