Form 10-Q
period 1999-01-01
EMERSON RADIO CORP
filed 1999-02-16
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              FORM 10-Q (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  January 1, 1999

                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number  0-25226

                            EMERSON RADIO CORP
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of common stock as of February 10, 1999: 47,828,215.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)
                              Three Months Ended          Nine Months Ended
                           January 1,  December 31,   January 1,  December 31,
                             1999          1997          1999        1997


Net revenues               $31,588     $ 48,295       $137,476    $ 123,838

Costs and expenses:

  Cost of sales             26,949       42,157        121,110      109,343
  Other operating costs
    and expenses               990          799          3,153        2,302
  Selling, general &
    administrative
    expenses                 2,527        4,184         10,024       11,338
                            30,466       47,140        134,287      122,983

Operating income             1,122        1,155          3,189          855

Equity in earnings of
    Affiliate                 (196)         (31)           595         1,006
Write-down of investment in
    Joint Venture               --           --           (370)           --

Interest expense, net         (620)        (619)        (1,740)       (2,018)

Income (loss) before income
    taxes                      306          505          1,674          (157)

Provision (benefit) for
    income taxes                (4)          12             17            53

Net income (loss)          $   310     $    493        $ 1,657     $    (210)

Net income (loss) per
  common share
    Basic                  $   .01     $    .01        $   .02      $   (.01)
    Diluted                $   .01     $    .01        $   .02      $   (.01)

Weighted average number of
  common shares outstanding
    Basic                   48,601       47,394         49,935        43,463
    Diluted                 59,010       65,869         62,157        43,463


The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)


                                                   January 1,     April 3,
                                                      1999          1998
                    ASSETS                        (Unaudited)

Current Assets:
   Cash and cash equivalents                      $   5,189       $  2,608
   Available for sale securities (net fair
      value adjustment of ($890) and $0,
      respectively)                                   1,146             --
   Accounts receivable (net allowances of
      $5,726 and $4,884, respectively)                6,776          8,094
   Other receivables                                  6,421          6,474
   Inventories                                       10,359         11,759
   Prepaid expenses and other current assets          2,143          2,119
             Total current assets                    32,034         31,054

Property and equipment - (net of
   accumulated depreciation and amortization
   of $3,100 and $3,152, respectively)                1,275          1,381
Investment in Affiliate and Joint Venture            18,117         17,522
Other assets                                          4,017          4,810
             Total Assets                        $   55,443       $ 54,767


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Notes payable                                 $    1,068       $     --
   Current maturities of long-term debt                  58             85
   Accounts payable and other current
     liabilities                                     17,624         15,103
   Accrued sales returns                              4,454          4,511
   Income taxes payable                                  96            191
             Total current liabilities               23,300         19,890

Long-term debt, net of current maturities            20,750         20,750
Other non-current liabilities                           199            179

Shareholders' Equity:
   Preferred shares - 10,000,000
      shares authorized, 3,714 and 5,237
      shares issued and outstanding, respectively     3,343          4,713
   Common shares - $.01 par value, 75,000,000
      shares authorized, 51,331,615 and 51,044,730
      shares issued; 48,164,215 and 51,044,730
      shares outstanding, respectively                  513            510
   Treasury stock, at cost, 3,167,400 shares and 0
      shares respectively.                           (1,701)            --
   Capital in excess of par value                   113,287        113,201
   Unrealized losses on securities                     (890)            --
   Accumulated deficit                             (103,555)      (104,673)
   Cumulative translation adjustment                    197            197
   Total shareholders' equity                        11,194         13,948
   Total  Liabilities and Shareholders'  Equity   $  55,443     $   54,767


     The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (In thousands of dollars)

                                                    Nine Months Ended
                                              January 1,       December 31,
                                                1999              1997
Cash Flows from Operating Activities:

  Net cash provided by operating
    activities                               $   7,037         $  5,387

Cash Flows from Investing Activities:

  Net cash used by investing
    activities.                                 (2,036)             (14)

Cash Flows from Financing Activities:

  Net borrowings (repayments) under line of
    credit facility                              1,068         (5,027)
  Purchase of shares for treasury
    and retirement                              (3,481)            --
  Other                                             (7)           (74)
  Net cash used by financing
    activities                                  (2,420)         (5,101)

Net increase in cash and cash
  equivalents                                    2,581             272
Cash and cash equivalents at beginning
  of year                                        2,608           2,640

Cash and cash equivalents at end of
  period(a)                                   $  5,189        $  2,912


Supplemental disclosure of cash flow information:

  Interest paid                               $  1,484        $  1,622

  Income taxes paid                           $      0        $     51


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



                      EMERSON RADIO CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                  (In thousands, except earnings per share data)

NOTE 1 - BUSINESS

      The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Emerson Radio Corp.'s (the "Company" or "Emerson") consolidated financial position as of January 1, 1999 and the results of operations for the three and nine month periods ended January 1, 1999 and December 31, 1997. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company's annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended April 3, 1998 ("Fiscal 1998"), included in the Company's annual report on Form 10-K.

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

      Due to the seasonal nature of the Company's consumer electronics business, the results of operations for the three and nine month periods ended January 1, 1999 are not necessarily indicative of the results of operations that may be expected for the full year ending April 2, 1999 ("Fiscal 1999").

      Beginning in Fiscal 1998, the Company changed its financial reporting year to a 52-53 week year ending on the Friday closest to March 31. Accordingly, the current fiscal year will end on April 2, 1999. Such change in the Company's financial reporting year will not have a material effect on the Company's results of operations.

      Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current period's presentation.

NOTE 2 - ACCOUNTING POLICY

     Effective as of April 4, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive earning be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For the Company, other comprehensive earnings include foreign currency translations adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings for the three months and the nine months ended January 1, 1999 and December 31, 1997 were as follows (in thousands):

                            Three Months Ended            Nine Months Ended
                          January 1,  December 31,     January 1,   December 31,
                            1999         1997            1999          1997

Net income (loss)         $  310      $   493          $ 1,657      $   (210)

Unrealized losses on
   securities, net          (120)          --             (890)            0

Comprehensive income
   (loss)                 $  190      $   493           $  767      $   (210)


NOTE 3 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                 For the Three             For the Nine
                                 Months Ended              Months Ended
                             January 1,   December 31,  January 1,  December 31,
                                1999         1997         1999        1997

Numerator:
Net income (loss)            $   310      $   493       $ 1,657     $  (210)
Less:  preferred stock
   dividends                      39           82           539         327
Numerator for basic earnings
   per share - income available
   to common stockholders        271          411         1,118        (537)
Add back to effect assumed
  conversions:
  Preferred stock dividends       39           82           132          --
  Numerator for diluted earnings
    (loss) per share         $   310      $   493       $ 1,250      $  (537)

Denominator:
Denominator for basic earnings
    per share - weighted
    average shares            48,601       47,394        49,985       43,463
Effect of dilutive securities:
  Preferred shares            10,409       18,475        12,222           --
Denominator for diluted
  earnings per share - adjusted
  weighted average shares
  and assumed conversions     59,010       65,869        62,157       43,463
Basic earnings (loss) per
  share                      $   .01      $   .01       $   .02     $   (.01)
Diluted earnings (loss) per
  share                      $   .01      $   .01       $   .02     $   (.01)


NOTE 4 - CAPITAL STRUCTURE

      The outstanding capital stock of the Company at January 1, 1999 consisted of common stock and Series A convertible preferred stock. The preferred shares are convertible into common shares until March 31, 2002.

      During the quarter ended December 31, 1997, 2,129 shares of Series A Preferred Stock were converted into 5,134,831 shares of common stock. There were no conversions of Series A Preferred Stock for the quarter ended January 1, 1999. If all existing outstanding preferred shares were converted at January 1, 1999, an estimated 10.4 million additional common shares would be issuable.
Dividends for the preferred stock accrued and were payable quarterly at a 7% annual rate until March 31, 1997; dividend rates decline by 1.4% each succeeding year until March 31, 2001 when no further dividends are payable. The dividend rates at January 1, 1999 and December 31, 1997 were 4.2% and 5.6%, with $801,000 and $727,000 of dividends in arrears respectively.

      At January 1, 1999, the Company had outstanding approximately 1.2 million options with exercise prices ranging from $1.00 to $1.10. Approximately 986,000 outstanding warrants are convertible into approximately 986,000 shares of common stock at conversion prices ranging between $1.20 and $4.00.

      The Company also has outstanding approximately $20.8 million of Senior Subordinated Convertible Debentures due in 2002. See "Note 8 - Long Term Debt."

NOTE 5 - INCOME TAXES

      Income tax provisions and benefits for the quarterly periods ended January 1, 1999 and December 31, 1997 consist of taxes related to international operations. The Company does not recognize tax benefits for losses incurred by its domestic operations.

NOTE 6 - INVENTORY

      Inventories are comprised primarily of finished goods which are stated at the lower of cost (first-in, first-out) or market.

NOTE 7 - AVAILABLE-FOR-SALE SECURITIES

     Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity. Realized gains and losses, and declines in value judged to be other-than-temporary are included in earnings.

      The following is a summary of available-for-sale equity securities at January 1, 1999 (in thousands):

                                   Gross          Gross          Estimated
                                   Unrealized     Unrealized     Fair
                      Cost         Gains          Losses         Value

Equity Securities     $2,036       $32            $922           $1,146


     As of April 2, 1998 there were no securities held as available-for-sale.

NOTE 8 - INVESTMENT IN SPORT SUPPLY GROUP, INC.

      The Company owns 2,269,500 (31% of the outstanding) shares of common stock of Sport Supply Group, Inc. ("SSG") which it purchased in 1996 at an aggregate cost of $15,728,000 or $ 6.92 per share. In addition, the Company owns warrants to purchase an additional 1 million shares of SSG's common stock for $7.50 per share ("SSG Warrants") which the Company purchased in 1996 at an aggregate cost of $500,000 or $.50 per SSG warrant. If the Company exercises all of the SSG Warrants, it will beneficially own approximately 39% of the SSG common shares.

     The investment in and results of operations of SSG are accounted for by the equity method. In January 1997, SSG changed its financial reporting year end from October 31 to September 30. This change in accounting period resulted in the Company now recording its share of SSG earnings on a concurrent basis. Previously, the Company recorded its share of SSG's earnings on a two month delay. The Company's investment in SSG includes goodwill of $3,973,000 which is being amortized on a straight line basis over 40 years. At January 1, 1999, the aggregate market value quoted on the New York Stock Exchange of Emerson's shares of SSG common shares was approximately $21 million. Summarized financial information derived from SSG's financial reports to the Securities and Exchange Commission was as follows (in thousands):


                                  January 1, 1999       April 3, 1998
                                    (Unaudited)         (Unaudited)
    Current assets                   $  35,250            $ 37,282
    Property, plant and
      equipment and other assets        22,295              19,878
    Current liabilities                  9,126               8,395
    Long-term debt                      10,431               7,498


                                               (Unaudited)
                                  For the 9 Months    For the 8 Months
                                       Ended               Ended
                                  January 1, 1999      September 26,
                                                            1997

    Net sales                        $  65,477            $  64,530
    Gross profit                        25,703               25,499
    Net income                           2,434                3,933


     In July 1997, the Company entered into a Management Services Agreement with SSG, under which SSG provides various managerial and administrative services to the Company.

NOTE 9 - LONG TERM DEBT

      As of January 1, 1999 and April 3, 1998 long-term debt consisted of the following (in thousands of dollars):

                                           January 1,    April 3,
                                             1999        1998
8-1/2% Senior Subordinated Convertible
  Debentures Due 2002                      $20,750       $20,750
Equipment notes and other                       58            85
                                            20,808        20,835

Less current obligations                        58            85
   Long term debt                          $20,750       $20,750


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

Note 10 - LEGAL PROCEEDINGS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

GENERAL

           The Company's operating results and liquidity are impacted by the seasonality of its business. The Company records the majority of its annual sales in the fiscal quarters ending in September and December and receives the largest amount of customer returns in the fiscal quarters ending in March and June. Therefore, the results of operations discussed below are not necessarily indicative of the Company's prospective annual results. The Company expects its United States sales for the fiscal quarter ended April 2, 1999 to be lower than the fourth quarter of Fiscal 1998. As a result, Management expects a net loss in the Company's fourth quarter of Fiscal 1999.


RESULTS OF OPERATIONS

           NET REVENUES Consolidated net revenues for the three and nine month periods ended January 1, 1999 decreased $16.7 million or 34.6% and increased $13.6 million or 11.0% as compared to the same periods in the prior fiscal year. ("Fiscal 1998"), respectively. The decrease in revenues for the three months ended January 1, 1999 resulted primarily from decreases in unit sales of audio and microwave oven products. This decrease in product sales was partially offset by a significant reduction in returned product as compared to the same period in the prior year resulting from an overall more restrictive return policy by the Company's customers. It is expected that this trend will continue. The increase in revenues for the nine months ended January 1, 1999 resulted primarily from increased unit sales of audio products offset by a unit decrease in microwave oven products, combined with a significant reduction in returned product. Revenues earned from the licensing of the Emerson and G-Clef trademark were $1 million and $2.6 million in the three and nine month periods ended January 1, 1999 as compared to $1.3 million and $3.8 million in the same periods in Fiscal 1998, respectively. The decrease is attributable to the first year transition of a marketing agreement with Daewoo Electronics, Ltd. implemented to replace a previous license agreement. This decline is expected to be temporary as the new program becomes fully implemented in Fiscal 2000. The Company expects its United States sales for the fiscal quarter ended April 2, 1999 to be lower than the fourth fiscal quarter of Fiscal 1998.

     COST OF SALES Cost of sales, as a percentage of consolidated revenues, was 85% and 88% for the three and nine month periods ended January 1, 1999 as compared to 87% and 88% for the same periods in Fiscal 1998, respectively. The decrease in cost of sales as a percent of sales for the three month period ended January 1, 1999 as compared to the same period in the prior fiscal year was primarily attributable to higher margins in audio and microwave oven products, and a decrease in returned product, which was partially offset by a decrease in licensing revenues and marketing fees.

      The Company's gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the category of the consumer electronics market in which the Company competes. The Company's products are generally placed in the low-to-medium priced categories of the market, which tend to be the most competitive and generate the lowest profit margins. The Company believes that its marketing agreements, its licensing agreements in the United States and various foreign countries, and its distribution agreements in Canada, Europe and parts of Asia will have a favorable impact on the Company's gross profit. The Company continues to promote its direct import programs to reduce working capital risks. In addition, the Company continues to focus on its higher margin products and continually reviews new products that can generate higher margins than its current business, either through license arrangements, acquisitions, joint ventures or on its own.

      OTHER OPERATING COSTS AND EXPENSES Other operating costs and expenses increased $191,000 and $851,000 in the three and nine month periods ended January 1, 1999 as compared to the same periods in Fiscal 1998, respectively, primarily as a result of the Company's increased use of the return-to-vendor program. Under the return-to-vendor program, the Company, by paying a fee, is able to return defective product to its suppliers and, to receive in exchange, a replacement unit.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S,G&A") S,G&A, as a percentage of revenues, was 8.0% and 7.3% for the three and nine month periods ended January 1, 1999, as compared to 8.6% and 9.2% for the same periods in Fiscal 1998, respectively. In absolute terms, S,G&A decreased by $1,657,000 for the three month period ended January 1, 1999, and for the nine month period ended January 1, 1999 decreased by $1,314,000 as compared to the same periods in Fiscal 1998. The decrease in S,G&A for the three month period ended January 1, 1999 was primarily attributable to reduced co-op advertising costs, reduced charges related to bad debts and a reduction in professional fees. The decrease of $1,314,000 in S,G&A for the nine month ended January 1, 1999 period was primarily attributable to reduced co-op advertising costs and a decrease in the charges incurred in the prior year for relocation costs of the Company's back office operations from New Jersey to Texas, partially offset by an increase in professional fees.

     OPERATING INCOME The Company reported operating income of $1.1 million and $3.2 million for the three and nine months ended January 1, 1999, as compared to operating income of $1.2 million and $.9 million for the same periods in Fiscal 1998, respectively. Operating income for the nine month period ended January 1, 1999 as compared to the same period in the prior year is higher by $2.3 million primarily due to a higher revenue base of approximately $10 million and a reduction in S,G&A expenses, offset in part by higher return-to-the vendor costs.

     EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE The Company's share in the earnings of SSG amounted to a loss of $196,000 and income of $595,000 in the three and nine month periods ended January 1, 1999 as compared to a loss of $31,000 and income of $1.0 million for the same periods in the prior fiscal year, respectively. See Note 8 - Investment in Sport Supply Group, Inc.

      INTEREST EXPENSE Interest expense was substantially unchanged for the three months ended January 1, 1999 and decreased by $278,000 for the nine months ended January 1, 1999 as compared to the same periods in Fiscal 1998. The decrease for the nine month period was attributable to a significant reduction in short-term average borrowings due to a reduction in working capital requirements.

     NET EARNINGS As a result of the foregoing factors, the Company generated net earnings of $310,000 and $1,657,000 for the three and nine month periods ended January 1, 1999, as compared to net earnings of $493,000 and a net loss of $210,000 for the same periods in Fiscal 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

           Net cash provided by operating activities, was $7.0 million for the nine months ended January 1, 1999. Cash was provided primarily by an increase in accounts payable, increased borrowings, a reduction in inventory partially offset by an increase in accounts receivable, combined with increased profitability of the Company.

      Net cash utilized by investing activities was $2.0 million for the nine months ended January 1, 1999, which consisted of marketable securities held as available-for-sale.

      In the nine months ended January 1, 1999, the Company's financing activities utilized $2.4 million of cash. The Company increased its borrowings under its U.S. line of credit facility by $1.1 million to partially fund $3.5 million for the purchase of the Company's stock for treasury and retirement.

      The Company maintains an asset-based $10 million U.S. line of credit facility. In addition, the Company maintains 2 credit facilities with a Hong Kong based bank: a $3.5 million letter of credit facility which was fully utilized at January 1, 1999 and a $25 million back-to-back letter of credit facility of which $7.9 million was utilized at January 1, 1999.

      At present, management believes that future cash flow from operations and its existing institutional financing noted above will be sufficient to fund all of the Company's cash requirements for the next twelve months. However, the adequacy of future cash flow from operations is dependent upon the Company achieving its operating plan.

      As of January 1, 1999, the Company had no material commitments for capital expenditures.

INFLATION AND FOREIGN CURRENCY

     Neither inflation nor currency fluctuations had a significant effect on the Company's results of operations during the first nine months of Fiscal 1999. The Company's exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The Company purchases virtually all of its products from manufacturers located in various Asian countries. The economic crises in these countries and its related impact on their financial markets has not impacted the Company's ability to purchase product. Should these crises continue, they could have a material adverse effect on the Company by inhibiting the Company's relationship with its suppliers and its ability to acquire products for resale. Additional financial turmoil in the Mexican and South American economies may have an impact on the licensees with whom the Company has entered licenses.

YEAR 2000

     The Company has in place detailed programs to address Year 2000 readiness in its internal computer systems and its key customers and suppliers. The Company's Year 2000 readiness team includes both internal personnel and external consultants. The team's activities are designed to ensure that there will be no material adverse effects on the Company's business operations and that transactions with customers, suppliers, and financial institutions will be fully supported. The specific costs of achieving Year 2000 compliance are expected to be $500,000, of which approximately $160,000 has been expended to date.

     The Company has converted a significant portion of its operational software, with testing to be performed during the first half of calendar year 1999. The balance of the Company's software is to be updated from an outside vendor, which the Company expects to take place in the first quarter of Calendar 1999. The Company expects that all critical systems will be compliant by June 1999 and fully tested by September 1999. The Company is also in the process of ensuring that its significant suppliers, customers and financial institutions have appropriate plans to ensure that they are Year 2000 compliant. Risk assessment, readiness evaluation, action plans and contingency plans related to third parties have been analyzed. The Company does not have a contingency plan in place should they not be Year 2000 compliant.

     While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that all internal systems, as well as those of third parties on which the Company relies, will be converted on a timely basis and will not have a material adverse affect on the Company's operations.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

      Effective as of April 4, 1998 the Company adopted "Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." FAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in a full set of general purpose financial statements.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company beginning April 4, 1998. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. As this statement only requires certain disclosure, its adoption will not have any impact on the consolidated financial position, consolidated results of operations or cash flows of the Company.

     SFAS No. 132, "Employers Disclosures about Pension and other Postretirement Benefits," revises disclosures about pension and other postretirement benefit plans. This new standard standardizes the disclosure requirements for pension and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This new standard, which will be effective for Fiscal 1999, will not have a significant impact on the Company's financial statements based on the current financial structure and operations of the Company.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company for Fiscal 2000, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company has not yet determined the effects, if any, of implementing SFAS No. 133 on its reporting of financial information.

FORWARD-LOOKING INFORMATION

      This report contains various forward looking statements under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and information that is based on Management's beliefs as well as assumptions made by and information currently available to Management. When used in this report, the words "anticipate", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that could cause actual results to differ materially are as follows: (i) the ability of the Company to continue selling products to its largest customers whose net revenues represented 58% and 16% of Fiscal 1998 net revenues; (ii) competitive factors such as competitive pricing strategies utilized by retailers in the domestic marketplace that negatively impacts product gross margins; (iii) the ability of the Company to maintain its suppliers, primarily all of whom are located in the Far East; (iv) the Company's ability to replace the licensing income from the Supplier with commission revenues from Daewoo; (v) the outcome of litigation, as more fully described in the Company's most recent annual report on form 10-K and below;
(vi) the availability of sufficient capital to finance the Company's operating plans; (vii) the ability of the Company to comply with the restrictions imposed upon it by its outstanding indebtedness; (viii) the effect of the worldwide volatility in the financial markets and its effect, among other things, on the Company's investment portfolio; and (ix) general economic conditions.

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

          On December 11, 1998 in the United States District Court in the Southern District of Indiana, Evansville Division, in the matter of Orion Sales, Inc. and Orion Electric (America), Inc. v. Emerson Radio Corp. the court granted Emerson Partial Summary Judgment in the amount of $2,956,604 plus additional costs as a result of Orion having refused to accept returns pursuant to the License Agreement. The court also granted Orion a Summary Judgment in the amount of $3,202,023 with interest for product previously
          purchased.   The effect of the above awards, which are not final
          judgments,  should  not  have a material adverse  effect  on  the
          financial  condition of the Company or on its  operation.   Orion
          has filed a motion for reconsideration of the Partial Summary Judgment granted to Emerson. Emerson is considering an appeal of the Summary Judgment granted to Orion.

          For further information on the Stelling litigation and other litigation to which the Company is a party, reference is made to
          Part 1 Item-3-Legal Proceedings in the Company's most recent annual report on Form 10-K.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          During the quarter ended January 1, 1999 the Company purchased 536,800 shares of its common stock that is being held as treasury stock.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES.

          (a)  None

          (b)  None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Annual Meeting of the Company's shareholders was held on January 28, 1999 at which time the shareholders elected the following slate of nominees to the Board of Directors: Peter G. Bunger, Jerome H. Farnum, Stephen H. Goodman, Geoffrey P. Jurick and Raymond L. Steele. All nominees, other than Stephen H. Goodman, had previously served as members of the Board. Election of the Board of Directors was the only matter submitted for shareholder vote. There were 48,557,715 shares of outstanding common stock of the Company entitled to vote at the record date for this meeting and there were present at such meeting, in person or by proxy, stockholders holding 48,457,213 shares of the Company's Common Stock which represented approximately 99.8% of the total capital stock outstanding and entitled to vote. There were 48,457,213 shares voted on the matter of the election of directors. The result of the votes cast regarding each nominee for office was:

       NOMINEE FOR DIRECTOR          VOTES FOR       VOTES WITHHELD

       Peter G. Bunger               47,636,500         820,713
       Jerome H. Farnum              47,637,000         820,213
       Stephen H. Goodman            47,636,853         820,360
       Geoffrey P. Jurick            47,636,409         820,804
       Raymond L. Steele             47,636,500         820,713


          The annual meeting of the Company's Board of Directors was held on January 28, 1999, immediately following the annual meeting of the Company's Shareholders, at which time the Board elected to expand the Board to consist of 6 members and elected Robert H. Brown, Jr. to the sixth Board seat. Mr. Brown has been a member of the Board since July 1992.

ITEM 5.   OTHER INFORMATION.

               (a)  None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

          (27) Financial Data Schedule for quarter ended January 1, 1999.*

          (b) Reports on Form 8-K: Current report on Form 8-K dated January 5, 1999, reporting a proposal for the acquisition of a majority interest in the Company's common stock by Oaktree Capital Management, LLC.

___________________________
*Filed herewith

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EMERSON RADIO CORP.
                              (Registrant)



Date: February 16, 1999       /s/ Geoffrey P. Jurick
                              Geoffrey P. Jurick
                              Chairman, Chief Executive Officer and
                              President



Date: February 16, 1999       /s/ John P. Walker
                              John P. Walker
                              Executive Vice President and
                              Chief Financial Officer