Form 10-Q/A
period 1998-07-03
EMERSON RADIO CORP
filed 1999-02-23
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)
(Mark One)

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


      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended, for the quarterly period ended July 3, 1998, as set forth in the pages attached hereto:
Part I, Item 1 and Part II, Item 6, as they pertain to earnings per share data.
                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)
               (In thousands, except earnings per share data)
                                             Three Months Ended
                                           July 3,        June 30,
                                            1998            1997

NET REVENUES                              $59,126        $30,443

Costs and expenses:

   Cost of sales                           51,888         28,399
   Other operating costs and expenses       1,266            866
   Selling, general & administrative
     expenses                               5,083          3,627

                                           58,237         32,892

OPERATING INCOME (LOSS)                       889         (2,449)

Equity in earnings of Affiliate               443            509

Interest expense, net                        (569)          (741)

INCOME (LOSS) BEFORE INCOME TAXES             763         (2,681)

Provision (benefit) for income taxes           (1)            41

NET INCOME (LOSS)                        $    764        $(2,722)

NET INCOME (LOSS) PER COMMON SHARE

        Basic                           $     .01     $     (.07)
        Diluted                         $     .01     $     (.07)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING

        Basic                              51,220         40,592
        Diluted                            64,253         40,592


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

NOTE 2 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                   For the Three
                                                    Months Ended
                                               July 3,       June 30,
                                                1998          1997
NUMERATOR:
Net income (loss)                            $     764      $  (2,722)
Less:  preferred stock dividends                    54            132
Numerator for basic earnings per
    share - income available to
    common stockholders                            710         (2,854)
Add back to effect assumed conversions:
  Preferred stock dividends                         54             --
  Numerator for diluted earnings
     (loss) per share                      $       764      $  (2,854)

DENOMINATOR:
Denominator for basic earnings
     per share - weighted average
     shares                                     51,220         40,592
Effect of dilutive securities:
  Preferred shares                              13,033             --
  Denominator for diluted earnings
     per share - adjusted weighted
     average shares and assumed
     conversions                                64,253         40,592
  Basic earnings (loss) per share          $       .01      $    (.07)
  Diluted earnings (loss) per share        $       .01      $    (.07)


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

      The  Company  also  has outstanding $20.8 million of  Senior
Subordinated Convertible Debentures due in     2002. See "Note 7 -
Long Term Debt.".

NOTE 4 - INCOME TAXES

      Income tax provisions and benefits for the quarterly periods ended July 3, 1998 and June 30, 1997 consist of taxes related to international operations. The Company did not recognize tax benefits for losses incurred by its domestic operations during the quarters ended July 3, 1998 and June 30, 1997.

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

Note 8 --LEGAL PROCEEDINGS

      The Company is involved in a number of legal proceedings and claims of various types, the most significant of which are described in "Part I - Item 3. Legal Proceedings" of the Company's Form 10-K for the fiscal year ended April 3, 1998 and "Part II -
- Other Information Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q. While any such litigation contains an element of uncertainty, management presently believes that the outcome of such proceedings and claims will not have a material adverse effect on the Company's consolidated financial position.

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

RESULTS OF OPERATIONS

      NET  REVENUES   Consolidated net revenues for the three month
period ended July 3, 1998 increased $28.6 million (94%) as compared to the same period ended June 30, 1997. The increase in net
revenues resulted primarily from  increased unit  sales  of   audio
products and microwave ovens, partially offset by reductions in other product categories. Additionally, a significant reduction in returned product was recorded in the current period as compared to the same period in the prior year. The significant reduction in returned product is attributable to higher returns in the June, 1997 quarter due to the opening of a return processing center in early 1997 that resulted in delays in processing returns that flowed into the June 1997 quarter; and an overall more restrictive return policy by the Company's customers. While the Company expects the latter to continue, the effect of the processing center was a one time event. Revenues earned from the licensing of the Emerson and G Clef trademark were $613,000 and $1,000,000 in the three month period ended July 3,1998 and June 30,1997, respectively.

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

      OTHER  OPERATING COSTS AND EXPENSES   Other operating costs
and expenses increased $400,000 for the three months ended July 3,1998 as compared to the same period in Fiscal 1998, primarily as a result of the Company's return-tovendor program. Under the return-to-vendor program, the Company, by paying a fee, is able to return defective product to its suppliers and, to receive in exchange, a replacement unit.

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

     LIQUIDITY AND CAPITAL RESOURCES

       Net  cash  provided by operating activities was $2,521,000
for the  three months  ended  July  3,1998.   Cash was provided
primarily by a reduction in accounts receivable along with the profitability of the Company for the period, partially offset by a decrease in accounts payable. The decrease in accounts receivable resulted primarily from an increase in the percentage of the Company's sales which were on a direct shipment basis.

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

                                    EMERSON RADIO CORP.
                                       (Registrant)


Date:  February 23, 1999            /s/ Geoffrey P. Jurick
                                    Geoffrey P. Jurick
                                    Chairman, Chief Executive Officer
                                    andPresident



Date: February 23, 1999             /s/ John P. Walker
                                    John P. Walker
                                    Executive Vice President and
                                    Chief Financial Officer