Form 10-Q/A
period 1998-10-02
EMERSON RADIO CORP
filed 1999-02-23
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                       (973) 884-5800
           (Registrant's telephone number, including area code)

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

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended, for the quarterly period ended October 2, 1998, as set forth in the pages attached hereto: Part I, Item 1 and Part II, Item 6, as they pertain to earnings per share data.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                            Three Months Ended            Six MonthsEnded
                         October 2,   September 30,   October 2,  September 30,
                             1998          1997          1998        1997

NET REVENUES             $  46,762    $ 45,100        $105,888    $  75,543

Costs and expenses:

  Cost of sales             42,273      38,787          94,161       67,186
  Other operating costs
    and expenses               897         637           2,163        1,503
  Selling, general &
    administrative
    expenses                 2,599       3,527           7,497        7,154
                            45,769      42,951         103,821       75,843

OPERATING INCOME (LOSS)        993       2,149           2,067         (300)

Equity in earnings of
  Affiliate                    348         528             791        1,037
Write-down of investment
  in Joint Venture            (185)         --            (370)          --

Interest expense, net         (551)       (658)         (1,120)      (1,399)

INCOME (LOSS) BEFORE INCOME
   TAXES                       605       2,019           1,368         (662)

PROVISION FOR INCOME TAXES      22          --              21           41

NET INCOME (LOSS)           $  583    $  2,019        $  1,347     $   (703)

NET INCOME (LOSS) PER COMMON
  SHARE
    Basic                   $  .00    $    .05        $    .02     $   (.02)
    Diluted                 $  .00    $    .03        $    .02     $   (.02)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
    Basic                   50,037      42,372          50,625       41,486
    Diluted                 50,037      61,630          62,078       41,486


The accompanying notes are an integral part of the interim consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                October 2,     April 3,
                                                1998           1998
                    ASSETS                      (Unaudited)
Current Assets:
  Cash and cash equivalents                     $   6,624      $  2,608
  Available for sale securities (net fair
    value adjustment of ($770) and $0,
    respectively)                                   1,040            --
  Accounts receivable (net allowances of
    $5,862 and $4,884, respectively)                7,381         6,287
  Other receivables                                 6,554         6,474
  Inventories                                      11,472        11,375
  Prepaid expenses and other current assets         2,541         2,503
             TOTAL CURRENT ASSETS                  35,612        29,247

Property and equipment - (net of
    accumulated depreciation and amortization
    of $3,069 and $3,152, respectively)             1,200         1,381
Investment in Affiliate and Joint Venture          18,357        17,522
Other assets                                        4,155         4,810
            TOTAL ASSETS                          $59,324      $ 52,960

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                   $ 5,134      $     --
  Current maturities of long-term debt                 58            85
  Accounts payable and other current
    liabilities                                    16,220        13,296
  Accrued sales returns                             5,552         4,511
  Income taxes payable                                109           191
           TOTAL CURRENT LIABILITIES               27,073        18,083

Long-term debt, net of current maturities          20,750        20,750
Other non-current liabilities                         166           179

Shareholders' Equity:
  Preferred shares - 10,000,000
    shares authorized, 3,714 and 5,237
    shares  issued  and  outstanding,
    respectively                                    3,343         4,713
  Common shares - $.01 par value, 75,000,000
    shares authorized, 51,331,615 and
    51,044,730 shares issued; 48,701,015
    and 51,044,730 shares outstanding,
    respectively                                      513           510
  Treasury stock, at cost, 2,630,600 shares
    and 0 shares respectively.                     (1,409)           --
  Capital in excess of par value                  113,287       113,201
  Unrealized losses  on  securities                  (770)           --
  Accumulated deficit                            (103,826)     (104,673)
  Cumulative translation adjustment                   197           197
          TOTAL SHAREHOLDERS' EQUITY               11,335        13,948
          TOTAL LIABILITIES AND SHAREHOLDERS'
             EQUITY                             $  59,324     $  52,960


The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (In thousands of dollars)

                                                 Six Months Ended
                                           October 2,     September 30,
                                              1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net cash provided by operating
    activities                             $   3,965      $     2,005

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net cash provided (used) by investing
    activities.                               (1,854)              13

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings (repayments) under line of
    credit facility                            5,134           (1,859)
  Other                                       (3,229)             (73)
  Net cash used by financing
    activities                                 1,905           (1,932)

Net increase in cash and cash
  equivalents                                  4,016               86
Cash and cash equivalents at beginning
  of year                                      2,608            2,640

Cash and cash equivalents at end of
   period(a)                                $  6,624         $  2,726
Supplemental disclosure of cash flow information:

  Interest paid                             $    551         $  1,399

  Income taxes paid                         $     12         $     31


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

NOTE 2 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                  For the Three           For the Six
                                   Months Ended           Months Ended
                            October 2,  September 30,  October 2,  September 30,
                               1998         1997          1998        1997
NUMERATOR:
Net income (loss)           $   583     $  2,019       $1,347      $    (703)
Less:  preferred stock
  dividends                     446          109          500            245
Numerator for basic earnings
  per share-income available
  to common stockholders        137        1,910          847           (948)
Add back to effect
 assumed conversions:
  Preferred stock dividends      --          109           93             --
  Numerator for diluted
    earnings (loss) per
    share                   $   137     $  2,019       $  940       $   (948)

DENOMINATOR:
Denominator for basic earnings
  per share  -  weighted
  average shares             50,037       42,372       50,625         41,486
Effect of dilutive
 securities:
  Preferred shares              --        19,258       11,453             --
Denominator for diluted
 earnings per share -
 adjusted weighted average
 shares and assumed
 conversions                 50,037       61,630       62,078         41,486
Basic earnings (loss)
 per share                 $    .00      $   .05      $   .02       $   (.02)
Diluted earnings (loss)
 per                       $    .00      $   .03      $   .02       $   (.02)


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

NOTE 6 - AVAILABLE-FOR-SALE SECURITIES

     Available-for-sale securities are stated at fair value, with the unrealized gains and losses, reported in a separate component of shareholders' equity. Realized gains and losses, and declines in value judged to be other-than temporary are included in earnings.

      The following is a summary of available-for-sale equity securities at October 2, 1998 (in thousands):

                                 Gross          Gross        Estimated
                                 Unrealized     Unrealized   Fair
                       Cost      Gains          Losses       Value

 Equity Securities    $1,810     $   --         $770         $1,040


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

                                  October 2, 1998       April 3,1998
                                     (Audited)          (Unaudited)

Current assets                      $  33,710            $ 37,282
Property, plant and
  equipment and other assets           21,094              19,878
Current liabilities                     8,465               8,395
Long-term debt                          5,161               7,498


                                              (Unaudited)
                                  For the 6 Months    For the 6 Months
                                      Ended               Ended
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

RESULTS OF OPERATIONS

           NET REVENUES   Consolidated net revenues for the  three
and six month periods ended October 2, 1998 increased $1.7 million (3.7%) and $30.3 million (40.2%) as compared to the same periods in the fiscal year ended March 31, 1998 ("Fiscal 1998"), respectively. The increase in revenues resulted primarily from increases in unit sales of audio products, partially offset by reductions in microwave ovens. Additionally, a significant reduction in returned product was recorded in the current period as compared to the same period in the prior year resulting from an overall more
restrictive return  policy  by  the  Company's customers.   Revenues
earned from the licensing of the Emerson and G Clef trademark were $1 million and $1.6 million in the three and six month periods ended October 2, 1998 as compared to $1.5 million and $2.5 million in the same periods in Fiscal 1998, respectively.

     COST OF SALES Cost of Sales, as a percentage of consolidated revenues, was 90% and 89% for the three and six month periods ended October 2, 1998 as compared to 86% and 89% for the same periods in Fiscal 1998, respectively. The increase in cost of sales as a percent of sales for the three month period ended October 2, 1998 as compared to the same period in the prior fiscal year was primarily attributable to lower margins in audio products, and a decrease in licensing revenues and marketing fees.

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

      OTHER  OPERATING COSTS AND EXPENSES   Other operating costs
and expenses increased $260,000 and $660,000 in the three and six month periods ended October 2,1998 as compared to the same periods in Fiscal 1998, respectively, primarily as a result of the Company's return-to-vendor program. Under the return-tovendor program, the Company, by paying a fee, is able to return defective product to its suppliers and, to receive in exchange, a replacement unit.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S,G&A") S,G&A, as a percentage of revenues, was 5.6% and 7.1% for the three and six month periods ended October 2, 1998, as compared to 7.8% and 9.5% for the same periods in Fiscal 1998, respectively. In absolute terms, S,G&A decreased by $930,000 for the three month period ended October 2, 1998, and for the six month period ended October 2,1998 increased by $340,000 as compared to the same period in Fiscal 1998. The decrease of $930,000 in S,G&A for the three month period was primarily attributable to a decrease in advertising costs and rent expense, offset by an increase in professional fees. The increase of $340,000 in S,G&A for the six month period was primarily attributable to increased professional fees, offset by a decrease in advertising costs and a decrease in the charges incurred in the prior year for relocation costs of the Company's back office operations from New Jersey to Texas.

      OPERATING  INCOME (LOSS)   The Company reported operating
income of $1.0 million and $2.0 million for the three and six months ended October 2, 1998, as compared to operating income of $2.1 million and an operating loss of $.3 million for the same periods in Fiscal 1998, respectively. Operating income for the three month period ended October 2,1998 as compared to the same period in the prior year is lower by $1.1 million mainly due to a higher cost of sales in the current period, offset by a reduction in S,G&A expenses. Operating income for the six month period ended October 2, 1998 as compared to the same period in the prior year is higher by $2.3 million primarily due to a higher revenue base of approximately $30 million.

     EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE The Company's share in the earnings of SSG amounted to $348,000 and $791,000 in the three and six month periods ended October 2,1998 as compared to $528,000 and $1.0 million for the same periods in the prior Fiscal year, respectively.

      INTEREST EXPENSE   Interest expense decreased by $107,000 and
$279,000 in the three and six month periods ended October 2, 1998 as compared to the same periods in Fiscal 1998, respectively. The decrease was attributable to a significant reduction in short term average borrowings. The decrease in short term borrowings was due to a reduction in working capital requirements.

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

     The  Company  maintains an asset-based $10 million  U.S.  line
of  credit facility.   In addition, the Company maintains 2 credit
facilities with a Hong Kong based bank: a $4.2 million letter of credit facility and a $25 million backto-back letter of credit facility. At October 2, 1998, there was $315,000 and $18.0 million of letters of credit outstanding under the $4.2 million letter of credit facility and the $25 million letter of credit facility, respectively.

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

          Not Applicable.

ITEM 5.   OTHER INFORMATION.

          (a)  None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  EXHIBITS:

          (10)(a) Amendment No. 8 to Financing Agreements, dated as of November 13, 1998.

          (10)(b) Third Lease Modification made the 26 day of October, 1998 between Hartz Mountain Parsippany and Emerson.

          (10)(c) Purchasing Agreement, dated June 30, 1998, between AFGElektronik GmbH and Emerson Radio
          International Ltd.

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