Form 10-K
period 1999-04-02
EMERSON RADIO CORP
filed 1999-07-01
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                    FORM 10-K
                                   (Mark One)
            [ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended April 2, 1999

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 23, 1999 (computed by reference to the last reported sale price of the Common Stock on the American Stock Exchange on such date):  $9,917,000

Number of Common Shares outstanding at June 23, 1999:  47,828,215

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                     PART I

Item 1. BUSINESS

GENERAL

      Emerson Radio Corp. ("Emerson" or the "Company"), a consumer electronics distributor, directly and through subsidiaries, designs, sources, imports and markets a variety of televisions and other video products, microwave ovens, audio, home theater, specialty and other consumer electronic products. The Company also licenses the Emerson and G Clef trademark for a variety of television, video, and other products domestically and internationally to certain non-affiliated entities (See "Business-Licensing and Related Activities" for further discussion). The Company distributes its products primarily through mass merchants, discount retailers and specialty catalogers leveraging the strength of its Emerson and G Clef trademark, a nationally recognized trade name in the consumer electronics industry. The trade name "Emerson Radio" dates back to 1912 and is one of the oldest and most well respected names in the consumer electronics industry.

      The Company believes it possesses an advantage over its competitors due to the combination of (i) the Emerson and G Clef brand recognition, (ii) its distribution base and established relations with customers in the mass merchant and discount retail channels, (iii) its sourcing expertise and established vendor relations, and (iv) an infrastructure with personnel experienced in servicing and providing logistical support to the domestic mass merchant distribution channel. Emerson intends to continue to leverage its core competencies to offer a broad variety of current and new consumer products to retail customers. In addition, the Company has in the past and intends in the future to form joint ventures and enter into licensing and distributor agreements that take advantage of the Company's trademarks and utilize the Company's logistical and sourcing advantages for products that are more efficiently marketed with the assistance of these partners.

      The Company's core business consists of the distribution and sale of various low to moderately priced product categories, including home stereo units, portable audio products, home theater products, microwave ovens and various video products including color TVs, black & white TVs and VCRs. The majority of the Company's marketing efforts and sales of these products is concentrated in the United States and, to a lesser extent, certain other international regions. Emerson's major competitors in these markets are
foreign-based manufacturers and distributors.   See "Business - Competition."

      The Company was originally formed in the State of New York in 1956 under the name Major Electronics Corp. In 1977, the Company reincorporated in the State of New Jersey and changed its name to Emerson Radio Corp., and on April 4, 1994, the Company was reincorporated in Delaware by merger of its predecessor into its wholly-owned Delaware subsidiary formed for such purpose. References to "Emerson" or the "Company" refer to Emerson Radio Corp. and its predecessor and subsidiaries, unless the context otherwise indicates. The Company's principal executive offices are located at Nine Entin Road, Parsippany, New Jersey 07054-0430. The Company's telephone number in Parsippany, New Jersey, is
(973) 884-5800.

PRODUCTS

     The Company directly and through subsidiaries designs, sources, imports and markets a variety of audio, home theater, microwave ovens, televisions and other video products, specialty and other consumer electronic products, primarily on the strength of its Emerson and G Clef trademark, a nationally recognized symbol in the consumer electronics industry. The Company's current product categories consist of the following core products:


 VIDEO PRODUCTS                AUDIO PRODUCTS              OTHER

 Color televisions             Shelf systems               Home theater

 Black and white               CD stereo systems           Microwave ovens
    specialty televisions
                               Portable audio, cassette
 Color specialty                  & CD systems
    televisions
                               Personal audio, cassette
 Color TV/VCR combination         & CD systems
    units

 Video cassette recorders      Digital clock radios

 Specialty video cassette      Specialty clock radios
    players


      All of the Company's products offer various features. Microwave ovens range in size from 0.6 cubic feet to 1.6 cubic feet containing features such as key pad touch controls, multi-power levels, auto defrost and turntables. The portable audio systems incorporate AM/FM radios and/or cassettes and/or CD players in a variety of models. One of Emerson's new products includes the SmartSet(TM) Clock, which is designed to automatically adjust to the correct time, date and month regardless of time zone due to microprocessor technology. The Company's H. H. Scott division markets Home Theater products that utilize proprietary CinemaSurround(registered) technology which offer a dynamic 3-dimensional sound from any stereo source, without the need for any decoding electronics, and innovative sound speakers including multi-media speakers.

GROWTH STRATEGY

      The Company's strategic focus is to: (i) develop and expand its distribution of consumer electronic products in the domestic marketplace to existing and new customers; (ii) develop and sell new products, such as digital video disc (DVD) and home theater; (iii) capitalize on opportunities to license the Emerson and G Clef trademark; (iv) leverage and exploit its sourcing capabilities, buying power and logistics expertise in the Far East either internally or on behalf of third parties; (v) expand international sales and distribution channels; and (vi) expand through strategic mergers and acquisitions of, or controlling interests in, other companies. In connection with the Company's strategic focus, the Company may from time to time take an equity position in various corporate entities. See Note 3 to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data" regarding Emerson's investment in Sport Supply Group, Inc. ("SSG") as part of its strategic plan to expand.

     The Company believes that the Emerson and G Clef trademark is recognized in many countries. A principal component of the Company's growth strategy is to utilize this global brand name recognition together with the Company's reputation for quality and cost competitive products to aggressively promote its product lines within the United States and targeted geographic areas on an international basis. The Company's management believes the Company will be able to compete more effectively in the highly competitive consumer electronics and microwave oven industries, domestically and internationally, by combining innovative approaches to the Company's current product line and augmenting its product line with complimentary products. The Company intends to pursue such plans either on its own, or by forging new relationships, including through license arrangements, distributorship agreements and joint ventures. See "Business-Licensing and Related Activities."

SALES AND DISTRIBUTION

      The Company makes available to its customers a direct import program, pursuant to which products bearing the Emerson and G Clef trademark are imported directly by the Company's customers. In Fiscal 1999 and Fiscal 1998, products representing approximately 84% and 82% of net revenues, respectively, were imported directly from manufacturers to the Company's customers. If the Company experiences a decline in sales effected through direct imports and a corresponding increase in domestic sales, the Company will require increased working capital in order to purchase inventory to make such sales. This increase in working capital may affect the liquidity of the Company. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Forward-looking Information".

      The Company has an integrated system to coordinate the purchasing, sales and distribution aspects of its operations. The Company receives orders from its major accounts electronically or by the conventional modes of facsimile, telephone or mail. The Company does not have long-term contracts with any of its customers, but rather receives orders on an ongoing basis. Products imported by the Company (generally from the Far East) are shipped by ocean and/or inland freight and then stored in contracted public warehouse facilities for shipment to customers. This also includes the use of an Affiliate's warehouse pursuant to a Management Services Agreement between the Company and the Affiliate. (See Note 3 to the Consolidated Financial Statements included in
Item 8). All merchandise received by Emerson is automatically input into the Company's on-line inventory system. As a purchase order is received and filled, warehoused product is labeled and prepared for outbound shipment to Company customers by common, contract or small package carriers for sales made from the Company's inventory.

DOMESTIC MARKETING

      In the United States, the Company markets its products primarily through mass merchandisers and discount retailers. Wal-Mart Stores accounted for approximately 52% and 53%, and Target Stores accounted for approximately 24% and 15% of the Company's net revenues in Fiscal 1999 and Fiscal 1998, respectively. No other customer accounted for more than 10% of the Company's net revenues in either period. Management believes that any loss or reduction in sales from either of these customers would have a material adverse affect on the Company's operating income.

      Approximately 39% and 34% of the Company's net revenues in Fiscal 1999 and Fiscal 1998, respectively, were made through sales representative organizations that receive sales commissions and work closely with the Company's sales personnel. The sales representative organizations sell, in addition to the Company's products, similar, but generally non-competitive, products. In most instances, either party may terminate a sales representative relationship on 30 days' prior notice in accordance with customary industry practice. The Company utilizes approximately 40 sales representative organizations, including one through which approximately 26% and 16% of the Company's net revenues were made in Fiscal 1999 and Fiscal 1998, respectively. No other sales representative organization accounted for more than 10% of the Company's net revenues in either year. The remainder of the Company's sales are made to retail customers serviced by the Company's sales personnel.

FOREIGN MARKETING

      While the major portion of the Company's marketing efforts are made in the United States, approximately 3% and 2% of the Company's net revenues in Fiscal 1999 and Fiscal 1998, respectively, were derived from customers based in foreign countries. See Note 15 of notes to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data" and "Management's Discussion and Analysis of Results of Operations and Financial Condition."

LICENSING AND RELATED ACTIVITIES

     The Company has several license agreements in place that allow licensees to use the Emerson and G Clef trademark for the manufacture and/or the sale of consumer electronics and other products. The license agreements cover various countries throughout the world and are subject to renewal at the initial expiration of the agreements. Additionally, the Company has entered into several sourcing and inspection agreements that require the Company to provide these services in exchange for a fee. License revenues recognized in Fiscal years 1999, 1998 and 1997 were $3,633,000, $5,597,000 and $5,040,000, respectively. The decrease in licensing revenues was primarily attributable to the expiration of the Agreement described in the next paragraph. The Company records a majority of licensing revenues as they are earned over the term of the related agreements.

      In February 1995, the Company and one of its largest Suppliers and certain of the Supplier's affiliates (collectively, the "Supplier") entered into two mutually contingent agreements (the "Agreements"). Effective March 31, 1995, the Company granted a license of certain trademarks to the Supplier for a three-year term. The license permitted the Supplier to manufacture and sell certain video products under the Emerson and G Clef trademark to one of the Company's largest customers (the "Customer") in the U. S. and Canada, and precluded the Supplier from supplying product to the Customer other than under the Emerson and G Clef trademark or the Supplier's other trademark. Further, the Agreements provided that the Supplier would supply the Company with certain video products for sale to other customers at preferred prices for a three-year term. Under the terms of the Agreements, the Company received non-refundable minimum annual royalties from the Supplier to be credited against royalties earned from sales of video cassette recorders and players, television/video cassette recorder and player combinations, and color televisions to the Customer. In addition, effective August 1, 1995, the Supplier assumed responsibility for returns and after-sale and warranty services on all video products manufactured by the Supplier and sold to the Customer, including similar video products sold by the Company prior to April 1, 1995. Royalty income recognized by the Company pursuant to the Agreement was $4,000,000 in Fiscal 1998 and 1997, and is included in the balances provided above. The Agreements expired on March 31, 1998.

      In anticipation of the expiration of the Agreements, Emerson executed a four-year agreement ("Daewoo Agreement") with Daewoo Electronics Co. Ltd., ("Daewoo") in April 1997. This agreement provides that Daewoo will manufacture and sell television and video products bearing the Emerson and G Clef trademark to customers in the U.S. market. Daewoo is responsible for and assumes all risks associated with, order processing, shipping, credit and collections, inventory, returns and after-sale service. The Company will arrange sales and provide marketing services and in return receive a commission for such services. The Daewoo agreement does not contain minimum annual commissions and is entirely dependent on the volume of sales made by the Company that are subject to the Daewoo Agreement. Either party upon 90 days' notice can terminate this agreement without cause.

      Additionally, the Company has several other licensing agreements in place with Licensees primarily in the United States, Latin America and parts of Europe.

      Throughout many parts of the world, the Company maintains distributorship, and/or sales support and assistance agreements that allow the distribution of the Company's product into defined geographic areas. Currently the Company has such agreements for India, Bangladesh, North Africa, Canada and the Middle East.

      The Company intends to pursue additional licensing and distributor opportunities and believes that such activities have had and will continue to have a positive impact on operating results by generating income with minimal incremental costs, if any, and without the necessity of utilizing working capital. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Forward-Looking Information."

DESIGN AND MANUFACTURING

      The majority of the Company's products are manufactured by original equipment manufacturers in accordance with the Company's specifications. These manufacturers are primarily located in Hong Kong, South Korea, China, Malaysia and Thailand.

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

      During Fiscal 1999 and Fiscal 1998, 100% of the Company's purchases consisted of imported finished goods.

     The following summarizes the Company's purchases from its major suppliers.

                                      FISCAL YEAR
             SUPPLIER               1999       1998

           Tonic Electronics         32%        20%
           Daewoo                    22%        42%
           Imarflex                  12%         *

    *  Less than 10%.


      No other supplier accounted for more than 10% of the Company's total purchases in Fiscal 1999 or Fiscal 1998. The Company considers its relationships with its suppliers to be satisfactory and believes that, barring any unusual shortages or economic conditions (See "Management's Discussion and Analysis of Results of Operations and Financial Condition", "Inflation and Foreign Currency" and "Forward-Looking Information" regarding the economic crisis in Asia) the Company could develop, as it already has developed, alternative sources for the products it currently purchases. The Company has a contractual agreement with one supplier to provide raw materials totaling approximately $1.5 million. No assurance can be given that certain shortages of product would not result if the Company was required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts.

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

      The Company has an agreement with Hi Quality International (U.S.A.) Inc. ("Hi Quality") as an outlet for the Company's returned products pursuant to which Hi Quality has agreed to purchase from the Company returned consumer electronics products in the United States that are not subject to the return-to-vendor agreements discussed below. Hi Quality will refurbish them, if feasible, and sell them as either refurbished or "As-Is" product.

      To further reduce the costs associated with product returns, the Company has entered into return- to-vendor agreements with the majority of its suppliers. For a fee, the Company returns defective returned product to the supplier and in exchange receives a unit. The agreements cover certain microwave oven, home theater, audio and video products. The Company has realized and expects to continue to realize significant cost savings from such agreements.

BACKLOG

      From time-to-time, the Company has substantial orders from customers on hand. Management believes, however, that backlog is not a significant factor in its operations. The ability of management to correctly anticipate and provide for inventory requirements is essential to the successful operation of the Company's business.

TRADEMARKS

The Company owns the Emerson and G Clef, "H.H. Scott (registered)" and "Scott (registered)" trademarks for certain of its home entertainment and consumer electronic products in the United States, Canada, Mexico and various other countries. Of the trademarks owned by the Company, those registered in the United States must be renewed at various times through 2009 and those registered in Canada must be renewed at various times through 2013. The Company's trademarks are also registered on a worldwide basis in various countries, which registrations must be renewed at various times. The Company intends to renew all such trademarks. The Company considers the Emerson and G Clef trademark to be of material importance to its business. The Company owns several other trademarks, none of which is currently considered by the Company to be of material importance to its business. The Company has licensed certain applications of the Emerson and G Clef trademark to several licensees on a limited basis and for a definitive period of time. See " Licensing and Related Activities."

COMPETITION

      The market segment of the consumer electronics industry in which the Company competes generates approximately $15 billion of factory sales annually and is highly fragmented, cyclical and very competitive, supporting major American, Japanese and Korean companies, as well as numerous small importers. The industry is characterized by the short life cycle of products, which requires continuous design and development efforts.

      The Company primarily competes in the low to medium-priced sector of the consumer electronics market. Management estimates that the Company has several dozen competitors that are manufacturers and/or distributors, many of which are much larger and have greater financial resources than the Company. The Company competes primarily on the basis of its products' reliability, quality, price, design, consumer acceptance of the Emerson and G Clef trademark, and quality service to retailers and their customers. The Company's products also compete at the retail level for shelf space and promotional displays, all of which have an impact on the Company's established and proposed distribution channels. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

SEASONALITY

      The Company generally experiences stronger demand from its customers for its products in the fiscal quarters ending September and December. Accordingly, to accommodate such increased demand, the Company generally is required to place higher orders with its vendors during the quarters ending June and September, thereby increasing the Company's need for working capital during such periods. On a corresponding basis, the Company also is subject to increased returns during the quarters ending March and June, which adversely affects the Company's collection activities and liquidity during such periods. Operating results may fluctuate due to other factors such as the timing of the introduction of new products, price changes by the Company and its competitors, demand for the Company's products, product mix, delay, available inventory levels, fluctuation in foreign currency exchange rates relative to the United States dollar, seasonal cost increases, and general economic conditions.

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

EMPLOYEES

      As  of  June  7,  1999, the Company had approximately 112 employees.   The
Company considers its labor relations to be generally satisfactory. The Company has no union employees.

Item 2.  PROPERTIES

      The Company leases warehouse and office space in New Jersey, Texas, and Hong Kong under leases expiring at various times.

     Lease agreements for 10,132 square feet of office space in Hong Kong expire July 31, 2000. A lease for office space at its Corporate offices in New Jersey for 21,509 square feet expires on October 1, 2003. There is also 29,000 square feet of warehouse and office space rented from an Affiliate pursuant to a Management Services Agreement which can be terminated by either party upon 60 days' notice.

      The Company utilizes public warehouse space. Such public warehouse commitments are evidenced by contracts with terms of up to one year. The cost for the public warehouse space is primarily based on a fixed percentage of the Company's sales from each respective location. The Company does not presently own any real property.

Item 3.  LEGAL PROCEEDINGS

CERTAIN OUTSTANDING COMMON STOCK

     Pursuant to the Company's bankruptcy restructuring plans on March 31, 1994, 30 million shares of the Company's Common Stock were issued to GSE Multimedia Technologies Corporation ("GSE"), Fidenas International Limited, L.L.C. ("FIN") and Elision International, Inc. ("Elision"). GSE, FIN and Elision (the "Affiliated Entities") are all affiliates of Geoffrey P. Jurick, the Company's Chairman of the Board, Chief Executive Officer and President. On June 11, 1996, a Stipulation of Settlement and Order (the "Settlement Agreement") was executed in proceedings before the United States District Court for the District of New Jersey, which settled various legal proceedings in Switzerland, the Bahamas and the United States. The Settlement Agreement provides for, among other things, the payment by Mr. Jurick and his Affiliated Entities of $49.5 million to various claimants of Mr. Jurick and the Affiliated Entities (the "Creditors"), to be paid from the proceeds of the sale of certain of the 29.2 million shares of Emerson common stock (the "Settlement Shares") owned by the Affiliated Entities. In addition, Mr. Jurick is to be paid the sum of $3.5 million from the sale of the Settlement Shares. The Settlement Shares are to be sold over an indeterminate period of time by a financial advisor, TM Capital (the "Advisor") pursuant to marketing plan taking into consideration (i) the interests of Emerson's minority stockholders, and (ii) the goal of generating sufficient proceeds to pay the Creditors and Mr. Jurick as quickly as possible. The Settlement Shares have been divided into two pools. The Pool A Shares currently consist of 15.3 million shares of Emerson's common stock. The Pool B Shares currently consist of the number of Emerson shares with respect to which Mr. Jurick must retain beneficial ownership of voting power to avoid an event of default arising out of a change of control pursuant to the terms of the Company's Loan and Security agreement ("Senior Secured Credit Facility") with a U.S. financial institution (the "Lender") and/or the Indenture governing the Company's 8-1/2% Senior Subordinated Convertible Debentures Due 2002 (the
"Debentures"). Sales of the Settlement Shares may be made pursuant to a registered offering if the sales price is not less than 90% of the average of the three most recent closing prices (the "Average Closing Price"), or, other than in a registered offering, of up to 1% per quarter of the Emerson common stock outstanding, if the sales price is not less than 90% of the Average
Closing Price. Any other attempted sales are subject to the consent of the Company, Mr. Jurick, the Creditors, and, if necessary, the United States District Court in Newark, New Jersey.

      All of the Settlement Shares secure payment of the $49.5 million owed to the Creditors on a first priority basis. Any Creditor may apply to the Court for an order to terminate the Settlement Agreement if certain events occur. Such events include, without limitation, delisting of the Settlement Shares from a national securities exchange or a determination that there is no reasonable prospect that the goals contemplated by the Settlement Agreement can be achieved. In November 1997, Petra Stelling and Barclays Bank filed a motion with the Court for an order (i) terminating the Settlement Agreement on the ground that there is no reasonable prospect that the goals contemplated by the Settlement Agreement can be accomplished, and (ii) granting the Creditors authorization to exercise all the rights and remedies provided by the Settlement and Pledge Agreements in the event of termination including authorizing the Collateral Agent to sell the Emerson Shares to fund payment of the Settlement Amount and to vote the Emerson Shares pending such sale, directing the entry and release of the Consent Judgments, authorizing Petra Stelling to enforce the Swiss Judgment and for such other relief as the Court deems appropriate. The Company and Mr. Jurick responded, the Creditors replied and a hearing on the motion concluded in July 1998. No decision has been rendered by the Court.

      If the Court enters an order terminating the Settlement Agreement, the Creditors may take any action permitted by law to execute the Consent Judgments given to them in connection with the Settlement Agreement to collect the unpaid balance (including, without limitation, foreclosing on the Settlement Shares). If the Creditors foreclose on the Settlement Shares and such foreclosure results in a change of control (as defined in the Senior Secured Credit Facility), such foreclosure will be deemed an event of default under the Company's Senior Secured Credit Facility entitling the holders to accelerate payment of such indebtedness. In addition, if a change of control (as defined in the Indenture governing the Debentures) occurs, each of the holders of the Debentures, subject to the right of the Senior Secured Creditors to impose a 120 day payment block, has the right to require the Company to repurchase its Debentures at the par value thereof plus accrued but unpaid interest. Such repurchases may have a material adverse effect on the Company's future business activities. Furthermore, a change of control will severely limit the Company's ability to utilize existing tax net operating losses (NOL's) affecting loss and foreign tax credit limitations provided by the Internal Revenue Codes.

SWISS PROCEEDING INVOLVING CERTAIN DIRECTORS

      In 1994, Petra and Donald Stelling ("the Stellings"), two of the Creditors filed a complaint with the Swiss Authorities alleging that Messrs. Jurick and Jerome H. Farnum ("Farnum"), directors of the Company, had conducted banking operations in Switzerland without appropriate licenses and that Messrs. Jurick, Farnum, and Peter G. Bunger ("Bunger"), also a director of the Company, engaged in improper activities in the financing of the Company's Plan of Reorganization. The Company is not a party to these proceedings. Although, as part of the settlement discussed above, the Stellings and other affected parties requested the discontinuance of the criminal investigations of these individuals, this matter remains open and a hearing commenced in mid-May 1999. It is believed that hearings on all charges will be concluded no earlier than September 1999. The Swiss authorities are seeking monetary penalties from Messrs. Jurick and Farnum. The Federal Banking Commission of Switzerland previously issued a decree purporting to determine that certain entities affiliated with Messrs. Jurick and Farnum were subject to Swiss banking laws and had engaged in banking activities without a license.

OTAKE

      On December 20, 1995, the Company filed suit in the United States District Court for the District of New Jersey against Orion Sales, Inc., Otake Trading Co. Ltd., Technos Development Limited, Shigemasa Otake, and John Richard Bond, Jr., (collectively, the "Otake Defendants") seeking damages and alleging breach of contract, breach of covenant of good faith and fair dealing, unfair competition, interference with prospective economic gain, and conspiracy in connection with certain activities of the Otake Defendants under certain agreements between the Company and the Otake Defendants. The Court has scheduled a September 28, 1999 trial date.

      On December 21, 1995, Orion Sales, Inc. and Orion Electric (America), Inc. filed suit against the Company in the United States District Court, Southern District of Indiana, Evansville Division, subsequently amended, alleging various breaches of certain agreements by the Company, including breaches of the confidentiality provisions, certain payment breaches, breaches of provisions relating to product returns, and other alleged breaches of those agreements, and seeking declaratory and injunctive relief and damages in the amount of $3.2 million, together with interest thereon, attorneys' fees, and certain other costs. The Company is presently owed the sum of $5 million from Orion representing royalty payments past due and owing pursuant to a certain License Agreement dated February 22, 1995 by and between the Company and Orion. In the context of the action pending in the Southern District of Indiana (the "District Court"), Orion has executed a pre-judgment garnishment of these funds and deposited them with the Clerk of the District Court pursuant to an Order of the District Court. Orion has not contested the Company's entitlement to these royalty payments. Orion has also posted a bond with the District Court sufficient to compensate Emerson for any and all damages that may result from the pre-judgment garnishment.

      The Company withheld payment of the sum of $3.2 million for certain consumer electronic products that Orion and its affiliates sold and delivered to Emerson pursuant to a certain Agreement dated February 22, 1995 by and between
Emerson  on  the  one  hand  and  Orion, Otake Trading  Co.,  Inc.  and  Technos
Development Limited on the other (the "Supply Agreement"). Emerson has vigorously contested Orion and its affiliates' entitlement to the $3.2 million payment.

      On December 11, 1998, the District Court in the Southern District of Indiana granted Emerson Partial Summary Judgment in the amount of $2,956,604 plus additional costs as a result of Orion having refused to accept returns pursuant to the License Agreement (the "Returns"). The Court also granted Orion Summary Judgment in the amount of $3,202,023 with interest for product previously purchased. On or about May 7, 1999 the Court amended its order dated December 11, 1998 awarding Emerson Partial Summary Judgment against Orion concerning liability for the "Returns" and set a trial date of July 19, 1999. At the same time, that Court also issued an order determining that OEA was entitled to interest at the lesser rate of eight percent (8%) (OEA sought an award of interest at eighteen percent (18%)) on the December 11, 1998 summary judgment award to OEA in the amount of $3,202,023 for that certain consumer electronic product that Emerson had ordered and received from OEA. The parties have since agreed that the Returns issue is to be decided in the District Court of New Jersey.

      The Company believes that it has a meritorious claim against the Otake Defendants, meritorious affirmative defenses in response to Orion's claim concerning liability for the Returns and believes that the results of the litigation should not have a material adverse effect on the financial condition of the Company or on its operations.

BANKRUPTCY CLAIMS

     The Company is presently engaged in litigation regarding a bankruptcy claim that has not been resolved since the restructuring of the Company's debt on March 31, 1994. This claim was filed on or about July 25, 1994, with the United States Bankruptcy Court for the District of New Jersey, in connection with the rejection of certain executory contracts with two Brazilian entities, Cineral Electronica de Amazonia Ltda. and Cineral Magazine Ltda. (collectively, "Cineral"). The amount currently claimed is for $93.6 million, of which $86.8 million represents a claim for lost profits. The claim will be satisfied, to the extent the claim is allowed by the Bankruptcy Court, in the manner other allowed unsecured claims were satisfied. The Company has objected to and vigorously contested the claim and believes it has meritorious defenses to the highly speculative portion of the claim for lost profits and the portion of the claim for actual damages for expenses incurred prior to the execution of the contracts. An adverse final ruling on the Cineral claim could have a material adverse effect on the Company, even though it would be limited to 18.3% of the final claim determined by a court of competent jurisdiction; however, with respect to the claim for lost profits, the Company believes the chances for recovery for lost profits are remote.

TAX CLAIM

      A wholly owned subsidiary of the Company, Emerson Radio (Hong Kong) Ltd. was assessed $858,000 by the Hong Kong Inland Revenue Department (the "IRD") in May 1998. The assessment relates to the Fiscal 1993 to Fiscal 1998 tax years and asserts that certain revenues reported as non taxable by Emerson Radio (Hong
Kong) Ltd. are subject to a profits tax. In May 1999, the Company proposed a compromise offer to the IRD in which the Company and the IRD without prejudice will settle the assessment for $256,000. The Company has recorded a tax reserve in the current period for the assessment in anticipation of the IRD accepting the compromise offer. Should the proposed settlement be accepted by the IRD, the Company expects its foreign taxes to increase in future periods.

     Emerson Radio (Hong Kong) Ltd. is also in litigation with the IRD regarding a separate assessment of $547,000 pertaining to the deduction of certain expenses that relate to the taxable years Fiscal 1992 to Fiscal 1999. During February 1999, the Company received a favorable appellate ruling in regards to the assessment, which has been further appealed by the IRD to the final court of appeals of the IRD. The Company believes that it will prevail in this case.

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

EUGENE DAVIS

      On September 24, 1997, pursuant to the terms of his Employment Agreement, as amended, Mr. Davis was requested to resign as a director. On September 25, 1997 the Company terminated Mr. Davis' employment for cause. The circumstances surrounding such termination of employment are the subject of two proceedings filed on September 30, 1997 and October 2, 1997, respectively, in the Superior
Court of the State of New Jersey ("Superior Court") seeking injunctive relief and money damages, respectively, in which the Company, SSG, and certain directors and officers of the Company and SSG and Mr. Davis are parties. The two lawsuits have been consolidated and a trial date has been scheduled for September 28, 1999. While the outcome of these actions is not certain at this time, the Company believes the results of the litigation should not have a material adverse effect on the financial condition of the Company or on its results of operations.

CONNECTICUT GENERAL LIFE INSURANCE COMPANY

      On September 22, 1998, Connecticut General Life Insurance Company (CGLIC) filed suit against the Company in the United States District Court for the District of New Jersey seeking damages related to the Company's insurance contract with CGLIC. In April 1999, the Company favorably settled the action and the suit was dismissed with prejudice.

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

TANASHIN

     On March 10, 1999, the Company was served with a complaint filed by Tanashin Denki Co., Ltd. in the United States District Court for the Eastern District of Virginia (Alexandria Division) alleging that various products sold by the Company infringe various patents owned by Tanashin and seeking injunctive and monetary relief. In April, 1999, the District Court granted the Company's motion for a change of venue and the suit is now pending in the United States District Court for the District of New Jersey.
While the outcome of this action is not certain at this time, the Company believes it has meritorious defenses and is indemnified through various indemnification agreements with its vendors.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

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

                             FISCAL  1999       FISCAL 1998
                             HIGH     LOW       HIGH      LOW

        First Quarter        $ 5/8    3/8       $1-1/16   $1/2
        Second Quarter        11/16   3/8          3/4     7/16
        Third Quarter          5/8    1/4          3/4     3/8
        Fourth Quarter         7/8    7/16         9/16    3/8


      There is no established trading market for the Company's Common Stock Purchase Warrants.

     (b) Holders

     At June 7, 1999, there were approximately 621 stockholders of record of the Company's Common Stock and 13 holders of the Warrants.

     (c) Dividends

     The Company's policy has been to retain all available earnings, if any, for the development and growth of its business. The Company has never paid cash dividends on its Common Stock. In deciding whether to pay dividends on the Common Stock in the future, the Company's Board of Directors will consider factors it deems relevant, including the Company's earnings and financial condition and its working capital and anticipated capital expenditures. The Company's United States credit facility and the Indenture contain certain dividend payment restrictions on the Company's Common Stock. Additionally, the Company's Certificate of Incorporation, defining the rights of the Series A Preferred Stock, prohibits Common Stock dividends unless the Series A Preferred Stock dividends are paid or put aside. The Series A Preferred Stock accrues dividends, payable on a quarterly basis, at a 7% dividend rate through March 31, 1997, then declining by a 1.4% dividend rate each succeeding year until March 31, 2001 when no further dividends are payable. The Company is currently in arrears on $840,000 of dividends of the Company's Series A Preferred Stock. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

     (d)  Unregistered Securities

     The Company authorized 10 million shares and issued 10,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") on March 31, 1994. As of April 2, 1999, there were 3,714 shares outstanding.

      The Series A Preferred Stock is convertible into shares of the Company's common stock at any time during the period beginning on March 31, 1997 and ending on March 31, 2002. The conversion rate is equal to 80% times the average of the daily market prices of a share of the Company's common stock for the 60 consecutive days immediately preceding the conversion date.

      During the year ended April 2, 1999, the Company issued a total of 286,885 shares of the common stock, upon conversion of 100 shares of Series A Preferred Stock. No consideration was received by the Company for the issuance of the shares of common stock. The shares of common stock were issued by the Company to certain of its existing holders of Series A Preferred Stock where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. The shares of common stock were issued pursuant to
Section 3(a) (9) of the Securities Act of 1933, as amended.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected consolidated financial data of the Company for the five years ended April 2, 1999. For the year ended April 3, 1998, the Company changed its financial reporting year to a 52/53 week year ending on the Friday closest to March 31. Accordingly, the current fiscal year ended on April 2, 1999. The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Results of Operations and Financial Condition" set forth elsewhere in this Form 10-K.

                     April 2,   April 3,    March 31,    March 31,  March 31,
                       1999      1998         1997         1996       1995

SUMMARY OF OPERATIONS:

Net Revenues (1)     $158,730   $162,730    $178,708     $245,667   $654,671

Net Earnings (Loss)
  (2)                $    289   $ (1,430)   $(23,968)    $(13,389)  $ 7,375

BALANCE SHEET DATA
    AT PERIOD END:

Total Assets         $ 54,395   $ 54,767    $ 58,768     $ 96,576   $113,969
Current Liabilities    23,351     19,890      21,660       35,008     59,782
Long-Term Debt         20,847     20,929      21,079       20,886        214
Shareholders' Equity   10,197     13,948      16,029       40,382     53,651
Working Capital         6,859      9,610      13,258       48,434     42,598
Current Ratio        1.3 to 1   1.5 to 1    1.6 to 1     2.4 to 1   1.7 to 1

PER COMMON SHARE:
  (2)

Net Income (Loss)
   Per Common Share
   - Basic           $   (.01)  $   (.04)   $  (0.61)    $  (0.35)  $   0.25

Net Income (Loss)
   Per Common Share
   - Diluted         $   (.01)  $   (.04)   $  (0.61)    $  (0.35)  $   0.19

Weighted Average
  Shares Outstanding:
Basic                  49,398     45,167      40,292       40,253     36,530
Diluted                49,398     45,167      40,292       40,253     47,900

Common Shareholders'
   Equity per
   Common Share
   (3)               $   0.12    $  0.18     $  0.15     $  0.75     $  1.08


(1) The decline in net direct revenues for Fiscal 1995 through 1999 was due primarily to the implementation of a license agreement effective
  March 31, 1995. Prior to entering into this license agreement, the Company reported the full dollar value of such sales. Subsequent to entering into this license agreement the Company reported royalty and commission revenue from the licensing agreement. Net Revenues for Fiscal 1995 included $340,465,000 of sales of video products subsequently covered
  under this license agreement.   See  "Business- Licensing and Related
  Activities".

(2) For Fiscal 1995 potentially dilutive securities include 4,664,000 shares assuming conversion of $10 million of Series A Preferred Stock at a price equal to 80% of the weighted average market value of a share of Common Stock, determined as of March 31, 1995. Since the Series A Preferred Stock was not convertible into Common Stock until March 31, 1997, the number of shares issuable upon conversion may differ significantly. Per common share data for Fiscal 1996 through Fiscal 1999 are based on the net earnings or loss and deduction of preferred stock dividend requirements (resulting in additional loss attributable to common stockholders for Fiscal 1996-1999) and the weighted average of new Common Stock outstanding during each fiscal year. Loss per share does not include potentially dilutive securities assumed outstanding since they are anti-dilutive.

(3) Calculated based on common shareholders' equity divided by actual shares of Common Stock outstanding. Common shareholders' equity at April 2, 1999 and April 3, 1998, is equal to total shareholders' equity less $4,343,000 and $5,713,000, respectively, for the liquidation preference of the Series A Preferred Stock. Common shareholders' equity at March 31, 1997, 1996 and 1995 is equal to total shareholders' equity less $10 million for the liquidation preference of the Series A Preferred Stock.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
  OPERATIONS AND FINANCIAL CONDITION

GENERAL

      The Company reported a decline in its net revenues for Fiscal 1997 through Fiscal 1999 primarily due to a decline of video, T.V., home theater and car stereos, partially offset by increases in audio product sales. The decline in revenues was attributable to management's decision to change the product mix due to competitive reasons. The Company expects its sales in the United States for Fiscal 2000 to increase as a result of additional product offerings.

RESULTS OF OPERATIONS - FISCAL 1999 COMPARED WITH FISCAL 1998

      NET REVENUES Consolidated net revenues for Fiscal 1999 decreased $4.0 million (2.5%) as compared to Fiscal 1998. The decrease in net revenues resulted primarily from decreases in unit sales of microwave ovens and home theater products. The reduced revenues were offset by increased sales of audio products, particularly CD/radio/cassette products and CD shelf systems. This decrease in product sales was partially offset by a significant reduction in returned product resulting from an overall more restrictive return policy by the Company's customers. It is expected that this trend of declining revenues will not continue. Revenues earned from the licensing of the Emerson and G Clef trademark were $3.6 million for Fiscal 1999 as compared to $5.6 million for Fiscal 1998. The decrease is attributable to the first year transition of a marketing agreement with Daewoo Electronics, Ltd. implemented to replace a previous license agreement. This decline is expected to be temporary as the new program becomes fully implemented in Fiscal 2000.

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

      COST  OF  SALES    Cost  of  Sales, as a percentage  of  consolidated  net
revenues, was 87.3% and 87.5% in Fiscal 1999 and Fiscal 1998.

      The Company's gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the category of the consumer electronics market in which the Company competes. The Company's products are generally placed in the low-to-medium priced category of the market that tend to be the most competitive and generate the lowest profits. The Company believes that the combination of the (i) Daewoo Agreement; (ii) license agreements; and (iii) introduction of higher margin products will have a favorable impact on the Company's gross profit. The Company continues to promote its direct import programs to limit its working capital risks. In addition, the Company continues to focus on its higher margin products and is reviewing new products that can generate higher margins than its current business, either through license arrangements, acquisitions and joint ventures or on its own.

      OTHER OPERATING COSTS AND EXPENSES Other operating costs and expenses decreased $344,000 in Fiscal 1999 as compared to Fiscal 1998, primarily as a result of reduced freight costs on returns, offset by increased return-to-vendor program fees as this program was fully implemented this fiscal year.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S,G&A") S,G&A, as a percentage of net revenues, were 8.2% in Fiscal 1999 as compared to 9.5% in Fiscal 1998. In absolute terms, S,G&A decreased by $2.5 million in Fiscal 1999 as compared to Fiscal 1998. The decrease in S,G&A as a percentage of net revenues and in absolute terms was primarily attributable to a reduction in co-op advertising and a reduction in charges related to bad debts, partially offset by an increase in professional and consulting fees.

     EQUITY IN EARNINGS OF AFFILIATE The Company's 31% share in the earnings of an Affiliate amounted to $1.5 million for Fiscal 1999, which was approximately the same as for Fiscal 1998.

      WRITE-DOWN OF INVESTMENT IN AND ADVANCES TO JOINT VENTURES Write-down of investment in and advances to Joint Ventures was $900,000 for Fiscal 1999 as compared to $714,000 for Fiscal 1998. For Fiscal 1999 the write-down consisted of a charge of $230,000 for the continuing liquidation of a joint venture and a $670,000 charge for the write-down of a foreign investment. For Fiscal 1998 the charge of $714,000 was entirely for the joint venture.

      LOSS  ON  MARKETABLE  SECURITIES   Due to  the  write-down  of  marketable
securities which are classified as "available-for-sale", net of gains on completed sales.

     INTEREST EXPENSE Interest expense decreased by $238,000 in Fiscal 1999 as compared to Fiscal 1998. The decrease was attributable to the amortization of closing costs associated with a borrowing which were fully amortized in the prior year, along with a reduction in short-term average borrowings due to a reduction in working capital requirements.

      PROVISION FOR INCOME TAXES The Company's provision for income taxes was $207,000 for Fiscal 1999 as compared to $254,000 for Fiscal 1998. The provision for income taxes consisted primarily of foreign tax for both years.

      NET  INCOME   As a result of the foregoing factors, the Company  generated
net   income  of  $289,000  for  Fiscal 1999  as  compared  to  a  net  loss  of approximately $1.4 million for Fiscal 1998.

RESULTS OF OPERATIONS - FISCAL 1998 COMPARED WITH FISCAL 1997

      NET REVENUES Consolidated net revenues for Fiscal 1998 decreased $16.0 million (8.9%) as compared to Fiscal 1997. The decrease in net revenues resulted primarily from decreases in unit sales of video cassette recorders, televisions and television/video cassette recorder combination units due to the Company's licensing agreement with Daewoo and the Supplier. The decrease also resulted from decreases in unit sales of (i) home theater products, due to a reduction in the variety of products offered, and (ii) car audio products, which were discontinued in Fiscal 1998, and the transfer of the Company's Canadian sales to a local distributor. The reduced revenues were partially offset by increased sales of microwave ovens attributable to a broader product line, by the introduction of the Company's CinemaSurround(Registered) product, and by the sales of home audio products into foreign markets as well as the U.S. market. Revenues recognized from the licensing of the Emerson and G Clef trademark were $5.6 million in Fiscal 1998 as compared to $5.0 million for Fiscal 1997.

      The Company reports royalty and commission revenues earned from its licensing arrangements, covering various products and territories, in lieu of reporting the full dollar value of such sales and associated costs. (See "Business-Licensing and Related Activities").

      COST OF SALES Cost of Sales, as a percentage of net revenues, was 87% in Fiscal 1998 as compared to 97% in Fiscal 1997. Cost of sales in Fiscal 1998 was significantly improved due to the change in the product mix to higher margin products and the reduction of inventory overhead costs due to the Company's successful efforts to shift a higher proportion of its sales to a direct import basis. For Fiscal 1998, products representing approximately 84% of net revenues were directly imported from manufacturers to the Company's customers as compared to 46% for Fiscal 1997.

      OTHER  OPERATING COSTS AND EXPENSES   Other operating costs  and  expenses
increased $1.3 million in Fiscal 1998 as compared to Fiscal 1997, primarily as a result of the Company's implementation of its return-to-vendor program.

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

      RESTRUCTURING AND OTHER NONRECURRING CHARGES The Company did not record any restructuring charges in Fiscal 1998, compared to charges of $3.0 million in Fiscal 1997. The charges recorded in Fiscal 1997 includes charges for the closure of the Company's local Canadian office; employee severance; asset write-downs; and $1.9 million of non-recurring charges relating to the proposed but unsuccessful acquisition of International Jensen Incorporated.

     EQUITY IN EARNINGS OF AFFILIATE The Company's 28% share in the earnings of an Affiliate amounted to $1.5 million for Fiscal 1998 as compared to a loss of $66,000 for Fiscal 1997. During Fiscal 1998, fourteen months of earnings were included in the Consolidated Statement of Operations, compared to Fiscal 1997 when only two months of operations were included in the Statement of Operations due to the acquisition of the Affiliate's stock on December 10, 1996 and a change in the Affiliate's fiscal year.

      WRITE-DOWN OF INVESTMENT IN AND ADVANCES TO JOINT VENTURES Write-down of investment in and advances to Joint Ventures was $714,000 for Fiscal 1998 as compared to $0 for Fiscal 1997. For Fiscal 1998 the write-down consisted of $714,000 for the liquidation of a 50% investment in a joint venture.

      INTEREST EXPENSE Interest expense decreased by $919,000 in Fiscal 1998 as compared to Fiscal 1997. The decrease was attributable to a significant reduction in borrowings on the U.S. revolving line of credit facility primarily due to the reduction in trade accounts receivable and inventory.

      PROVISION FOR INCOME TAXES The Company's provision for income taxes was $254,000 for Fiscal 1998 as compared to $230,000 for Fiscal 1997. The provision for income taxes consisted primarily of foreign tax for both years.

      NET LOSS   As a result of the foregoing factors, the Company  generated  a
net   loss   of  $1.4  million for Fiscal 1998 as compared  to  a  net  loss  of approximately $24.0 million for Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operating activities was $5,286,000 for Fiscal 1999. Cash was primarily provided by the reduction in accounts receivables, the increase in accounts payable and other current liabilities, combined with increased profitability of the Company. The decrease in accounts receivable is due primarily to the change in the nature of the Company's sales to a direct shipment basis.

      Net cash utilized by investing activities was $2,299,000 for Fiscal 1999. Cash was utilized primarily for the purchase of marketable securities.

      Net cash used for financing activities was $1,495,000 primarily for the purchase of the Company's stock for treasury and retirement.

     The Company maintains an asset-based $10 million U. S. line of credit. The facility provides for revolving loans and letters of credit, subject to certain limits which, in the aggregate, cannot exceed the lesser of $10 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. The Company is required to maintain a certain net worth level, and is in compliance with this requirement. At April 2, 1999, there was $2,216,000 of borrowings under the facility, and no outstanding letters of credit issued for inventory purchases.

      The Company's Hong Kong subsidiary currently maintains various credit facilities, as amended, aggregating $28.5 million with a bank in Hong Kong consisting of the following: (i) a $3.5 million credit facility which is generally used for letters of credit for a foreign subsidiary's direct import business and affiliates' inventory purchases and (ii) a $25 million credit facility, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit. At April 2, 1999, the Company's Hong Kong subsidiary pledged $1 million in certificates of deposit to this bank to assure the availability of these credit facilities. At April 2, 1999, there were $2,124,000 and $5,000,000 respectively, of letters of credit outstanding under these credit facilities.

      The Company has continued to enter into licensing agreements for existing core business products and new products, and intends to pursue additional licensing opportunities. The Company believes that such licensing activities will have a positive impact on net operating results by generating royalty income with minimal costs, if any, and without the necessity of utilizing working capital or accepting customer returns. (See "Business-Licensing and Related Activities").

      SHORT-TERM LIQUIDITY. At present, management believes that future cash flow from operations and the institutional financing noted above will be sufficient to fund all of the Company's cash requirements for the next fiscal year. During Fiscal 1999, the Company reduced accounts receivable by 33% and continued to gain the benefit of previously implemented cost-reduction programs. The Company intends to maintain these reduced accounts receivable levels and to continue the sale of its products on a direct basis. In Fiscal 1999, products representing approximately 84% of net revenues were directly imported from manufacturers to the Company's customers. The direct import program implemented by the Company is critical in providing sufficient working capital to meet its liquidity objectives. If the Company is unable to maintain its existing level of direct sales volume, it may not have sufficient working capital to finance its operating plan.

      The Company is currently in arrears on $840,000 of dividends on the Company's Series A Preferred Stock which bears a dividend rate of 4.2% for Fiscal 1999.

      The Company's liquidity is impacted by the seasonality of its business. The Company generally records the majority of its annual sales in the quarters ending September and December. This requires the Company to open higher amounts of letters of credit during the quarters ending June and September, therefore increasing the Company's working capital needs during these periods. Additionally, the Company receives the largest percentage of customer returns in the quarters ending March and June. The higher level of returns during these periods adversely impacts the Company's collection activity, and therefore its liquidity. The Company believes that the license agreements as discussed above, and the arrangements it has implemented concerning returned merchandise, should favorably impact the Company's cash flow over their respective terms.

      LONG-TERM LIQUIDITY. The Company has discontinued certain lower margin lines of products and believes that this, together with the Daewoo Agreement and the introduction of higher margin product lines can continue the profitability achieved in Fiscal 1999, and reverse the trend of losses reported in prior fiscal years. The senior secured credit facility with the Lender was amended in March 1998 and extended to March 31, 2001 and imposes a financial covenant on the Company. Non compliance of the covenant could materially affect the Company's future liquidity. Management believes that its direct import program and the anticipated cash flow from operations and the financing noted above will provide sufficient liquidity to meet the Company's operating and debt service cash requirements on a long-term basis.

      As of April 2, 1999 the Company had no material commitments for capital expenditures.

INFLATION AND FOREIGN CURRENCY

     Neither inflation nor currency fluctuations had a significant effect on the Company's results of operations during Fiscal 1999. The Company's exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The Company purchases virtually all of its products from manufacturers located in various Asian countries. These countries are emerging from an economic and financial market crisis that, to date, has not adversely affected the Company's ability to purchase product. If the economic recovery currently in progress should reverse its trend it could adversely affect the Company's relationship with its suppliers and its ability to acquire products for resale. Additional financial turmoil in the South American economies may have an adverse impact on the Company's South American Licensee.

YEAR 2000

      The  Year  2000  issue  is primarily the result of  computer  programs  or databases using a two-digit format, as opposed to four digits, to represent a calendar year. Some computer systems will be unable to correctly interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in the operation or accuracy of such systems. The Company has undertaken a company-wide study and testing program to locate and cure any Year 2000 issues in the products or systems on which it relies and in the products it offers for sale. This phase of the Company's Year 2000 study is completed. The Company believes its internal systems, as of the end of its second calendar quarter of 1999 will be Year 2000 compliant. The specific costs of achieving Year 2000 compliance are approximately $500,000 of which approximately $350,000 has been expended to date. The Company has been and anticipates continuing to work jointly with strategic vendors and business partners to identify any Year 2000 issues that may impact the Company. The Company anticipates that evaluation and corrective actions, if any, will be ongoing throughout 1999. To date, the Company has not identified any such problems requiring corrective action that will result in a material adverse impact on the Company. However, there can be no assurance that the companies with which the Company does business will achieve Year 2000 compliance in a timely fashion, or that such failure to comply by another company will not have a material adverse effect on the Company. The Company believes the products it currently offers for sale or license are all Year 2000 compliant, and that the cost to remediate any previously sold product that is not Year 2000 compliant will not be material. The Company has and will incur internal staff costs related to the above initiative.

      Based on the assessment effort to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition, results of operations, or cash flows. This represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from the Company's belief and expectations, which are based on certain assumptions and expectations that ultimately may prove to be inaccurate. Potential sources of risk include (a) the inability of principal suppliers to be Year 2000 ready, which could result in delays in product deliveries from such suppliers; (b) disruption of the distribution channel, including transportation vendors; (c) customer problems that could affect revenue demand; and (d) undiscovered issues related to Year 2000 compatibility which could have a material adverse impact. The Company's Year 2000 assessment is ongoing and the consideration of contingency plans will continue to be evaluated as new information becomes available. At this stage, however, the Company has not developed a comprehensive contingency plan to address situations that may result if any of the third parties upon which the Company is dependent is unable to achieve Year 2000 compliance. The need for such a contingency plan will be evaluated throughout 1999.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

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

FORWARD-LOOKING INFORMATION

      This report contains various forward looking statements under the Private Securities Litigation Reform Act of 1995 (the "Reform Act') and information that are based on Management's beliefs as well as assumptions made by and information currently available to Management. When used in this report, the words "anticipate", "estimate", "expect", "intend", "predict", "project", and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that could cause actual results to differ materially are as follows: (i) the ability of the
Company  to  continue  selling  large quantities  of  products  to  its  largest customers whose net revenues represented 52% and 24% of Fiscal 1999 net revenues; (ii) competitive factors such as competitive pricing strategies utilized by retailers in the domestic marketplace that negatively impacts product gross margins; (iii) the ability of the Company to maintain its suppliers, primarily all of whom are located in the Far East; (iv) the outcome of the litigation (See "Legal Proceedings"); (v) the availability of sufficient capital to finance the Company's operating plans; (vi) the ability of the
Company to comply with the restrictions imposed upon it by its outstanding indebtedness; (vii) the Year 2000 Issue (as described above); and (viii) general economic conditions.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK.

  Not material.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE

  None.
                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

                                   MANAGEMENT

OFFICERS AND DIRECTORS

      The following table sets forth certain information regarding the Officers and Directors of the Company as of the date hereof:


NAME                            AGE    POSITION

Geoffrey P. Jurick (3)          58     Chairman of the Board, Chief Executive
   (3)                                 Officer, President and Director

John P. Walker                  36     Executive Vice President and Chief
                                       Financial Officer

Marino Andriani                 51     President, Emerson Radio Consumer
                                       Products Corporation

John J. Raab                    63    Senior Vice President - International

Elizabeth J. Calianese          41    Vice President - Human Resources,
                                      Deputy General Counsel and Secretary

Christina A. Iatrou             36    Assistant Secretary and Assistant
                                      General Counsel

Robert H. Brown, Jr.
   (1)(2)(3)(4)                 45    Director

Peter G. Bunger
   (2)(3)                       58    Director

Jerome H. Farnum
   (1)(2)(3)                    63    Director

Stephen H. Goodman
   (1)(3)(4)                    55    Director

_______________________________
(1) Member of Audit Committee
(2) Member of Compensation and Personnel Committee
(3) Member of Executive Committee (Mr. Goodman is an alternate member of the Executive Committee)
(4) Member of Special Committee

GEOFFREY P. JURICK has served as Director since September 1990, Chief Executive Officer since July 1992, Chairman since December 1993 and President since April 1997. Mr. Jurick also previously served as President from July 1993 to October 1994. From March 1990 until approximately 1994, he was President and Director of Fidenas Investment Limited. Since December 1993, Mr. Jurick has served as a Director of Fidenas International Limited, L.L.C. and its predecessor ("FIN") and, since May 1994, as an officer and general manager of Fidenas International. Mr. Jurick has served as a Director and Chairman of GSE Multimedia Technologies Corporation ("GSE"), which is traded in the over-the-counter market, since May 1994. Since March 1996, Mr. Jurick has served as Chairman of Elision International Ltd. ("Elision"). For more than the past five years, Mr. Jurick has held a variety of senior executive positions with several of the entities comprising the Fidenas group of companies ("Fidenas Group"). Since December 1996, Mr. Jurick has served as a Director and Chairman of the Board and since January 23, 1997 as Chief Executive Officer of Sport Supply Group, Inc. ("SSG"), whose securities are traded on the New York Stock Exchange. The Company owns 31% of the outstanding common shares of SSG. See "Item 13. - Certain Relationships and Related Transactions".

JOHN P. WALKER has served as Executive Vice President and Chief Financial Officer since April 1996 and was Senior Vice President from April 1994 until March 1996. Mr. Walker was Vice President-Finance from February 1993 to April 1994 and Assistant Vice President-Finance from June 1991 to January 1993. Since December 1996, Mr. Walker has served as a Director and Chief Financial Officer of SSG. Effective July 1998, Mr. Walker became the President and Chief Operating Officer of SSG in addition to his positions as Director and Chief Financial Officer. See "Item 13. - Certain Relationships and Related Transactions".

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

ROBERT H. BROWN, JR. has been a Director since July 1992. Since January 1999, Mr. Brown has been President and Chief Executive Officer of Frost Securities, Inc., an investment banking firm. From July 1998 to January 1999, Mr. Brown was President of RHB Capital, LLC. From January 1998 to July 1998, he was Executive Vice President of Dain Rauscher, formerly Rauscher Pierce Refsnes, Inc. ("Rauscher"). From February 1994 to January 1998, Mr. Brown was Executive Vice President of Capital Markets of Rauscher, in Dallas, Texas. From January 1990 until February 1994, Mr. Brown was Senior Vice President and Director of the Corporate Finance Department of Rauscher. From May 1993 through March 1999, Mr. Brown served as a Director of Stevens Graphics Corp., which is traded on the American Stock Exchange.

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

STEPHEN H. GOODMAN has been a Director since January 1999. Since January 1998, he has been President, Chief Executive Officer and a Director of the Singer Company, N.V. ("Singer"), an international manufacturer and distributor of consumer and industrial sewing machines and a global retailer and distributor of other consumer durable product, the common stock of which is listed on the New York Stock Exchange. From March 1986 to December 1997, Mr. Goodman held a variety of positions with Bankers Trust Company, including Managing Director, Corporate Strategy, New York and Managing Director, Strategic Advisory and Mergers & Acquisitions Business, Asia. Mr. Goodman is a Director of Singer, a member of the Supervisory Board of GM Pfaff A. G., a Frankfurt Stock Exchange listed subsidiary of Singer, and a director of a number of Singer affiliates and subsidiaries.

Item 11.  EXECUTIVE COMPENSATION AND OTHER INFORMATION

COMPENSATION OF EXECUTIVE OFFICERS

      The following executive compensation disclosures reflect all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers of the Company. The "named executive officers" are the Company's Chief Executive Officer (the "CEO"), regardless of compensation level, and the four most highly compensated executive officers, other than the CEO, serving as such on April 2, 1999. Where a named executive officer has served during any part of the Company's fiscal year ended April 2, 1999 ("Fiscal 1999"), the disclosures reflect compensation for the full year in each of the periods presented.

SUMMARY COMPENSATION TABLE

      The following table summarizes for the years indicated the compensation awarded to, earned by, or paid to the named executives for services rendered in all capacities to the Company:

                                                   OTHER      SECURI-    ALL
                                                   ANNUAL     TIES       OTHER
Name and                                           COMPEN-    UNDER-     COMPEN-
Principal               FISCAL                     SATION     LYING      SATION
Position(s)             YEAR   SALARY    BONUS     (1)        OPTIONS    (2)

GEOFFREY P. JURICK      1999   $411,600  $ -       $108,145     -         $4,844
CHAIRMAN OF THE         1998    321,407    -        125,208     -         13,059
BOARD, CHIEF            1997    443,473   38,500    121,646     -          2,207
EXECUTIVE OFFICER
AND PRESIDENT (3)

JOHN P. WALKER          1999    100,000   50,000      -         -          2,400
EXECUTIVE VICE          1998    107,692   50,000      -         -          2,721
PRESIDENT AND           1997    179,166   40,000    18,816      -          7,089
CHIEF FINANCIAL
OFFICER (4)

MARINO ANDRIANI         1999    385,000     -        8,400    75,000      14,032
PRESIDENT,              1998    385,000     -        8,400      -         11,656
EMERSON                 1997    387,100     -        9,808    75,000      11,352
RADIO CONSUMER
PRODUCTS
CORPORATION(5)

JOHN J. RAAB            1999    210,000     -       8,400     50,000      10,100
SENIOR VICE             1998    210,000     -       8,400       -          7,780
PRESIDENT-              1997    212,100     -       8,638       -         11,237
INTERNATIONAL (5)

ELIZABETH J. CALIANESE  1999    125,000   25,000    8,400       -          7,110
VICE PRESIDENT-         1998    102,503   10,000    8,400     30,000       1,687
HUMAN RESOURCES,        1997     95,000     -       8,400     30,000       1,425
SECRETARY, AND
DEPUTY GENERAL
COUNSEL(5)


(1)  Consists  of   (i) car allowance and auto expenses afforded to  the  listed
     Company executive officers, including $13,063 paid to Mr. Walker in Fiscal 1997, and $8,400 to Mr. Andriani, Mr. Raab and Ms. Calianese, in Fiscal 1999, 1998 and 1997, respectively, (ii) temporary lodging expenses and associated tax gross-ups in the amount of $108,145, $125,208 and $120,573 for Mr. Jurick, for Fiscal 1999, 1998 and 1997, respectively.

(2) Consists of the Company's contribution to its 401(k) employee savings plan, group health, life insurance and disability insurance. Includes $7,170 in premiums paid in Fiscal 1998 for a life insurance policy for Mr. Jurick.

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

(4) Effective January 15, 1998, the Company no longer pays Mr. Walker's salary directly. However, pursuant to the Management Services Agreement by and between SSG and the Company, the Company began reimbursing SSG for Mr. Walker's salary and bonus that on an annualized basis is equivalent to $100,000 and $50,000 respectively during Fiscal 1999 and 1998. See "Item
     13. - Certain Relationships and Related Transactions".

(5) In November 1995, Mr. Raab was granted a stock option to purchase 50,000 shares of common stock at an exercise price of $2.875 per share. In April 1996, Mr. Andriani was granted a stock option to purchase 75,000 shares of common stock at an exercise price of $2.563 per share and in October 1996, Ms. Calianese was granted a stock option to purchase 30,000 shares of common stock at an exercise price of $ 2.25 per share. Ms. Calianese's options were repriced in Fiscal 1998 to $1.00 per share. Mr. Raab's and Mr. Andriani's options were repriced in Fiscal 1999 to $1.00 per share. The options vest in annual increments of one-third, commencing one year from the date of grant, and their exercise is contingent on continued employment with the Company. Repriced options are reported as compensation in the fiscal year they are repriced. See "Board Report on Option Repricing".

OPTION GRANTS DURING 1999 FISCAL YEAR

     There were no options granted to the named executives identified in the Summary Compensation table.

   OPTION EXERCISES  AND HOLDINGS

      The following table provides information related to options exercised by the named executive officers during Fiscal 1999 and the number and value of options held at fiscal year end. The Company does not have any outstanding stock appreciation rights.


  OPTION EXERCISES DURING 1999 FISCAL YEAR AND FISCAL YEAR - END OPTION VALUES

                                                Number
                                                of
                                                Securi-
                                                ties
                                                Under-
                                                lying           Value of
                                                Un-             Unexercised
                                                exercised       In-the-
                                                Options         Money
                                                /SARS           Options
                                                at FY-End       /SARS
                        Shares         Value    (#)             at FY-End
                        Acquired       Real-    Exercisable     ($)(1)
                        on Exercise    ized     /Un-            Exercisable
Name                    (#)            ($)      exercisable     Unexercisable

Geoffrey P. Jurick      ---            ---      600,000/0       $  0/$ 0
John P. Walker          ---            ---      200,000/0       $  0/$ 0
Marino Andriani         ---            ---       75,000/0       $  0/$ 0
John J. Raab            ---            ---       50,000/0       $  0/$ 0
Elizabeth J. Calianese  ---            ---       20,000/10,000  $  0/$ 0


(1) The closing price for the Company's Common Stock as reported by the American Stock Exchange on April 2, 1999 was $ .81. Value is calculated on the basis of the difference between the closing price and the option exercise price of "in the money" options, multiplied by the number of shares of Common Stock underlying the option.

BOARD REPORT ON OPTION REPRICING

     The Board believes that the Company has taken constructive steps to improve its performance and believes that hiring and retaining key employees is central to implementing these measures. In furtherance of these goals, in May 1998, the Board reduced the per share exercise price of options previously granted to Mr. Andriani and Mr. Raab. The Board concluded that the results achieved by these two executives were basis for repricing of options granted to them. No other provisions of these options were altered.

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

     The following table summarizes certain information concerning the repricing of options to buy the Company's Common Stock held by all executive officers:


                            TEN YEAR OPTION REPRICING
                                                                     Length
                            Number                                   of
                            of                                       Original
                            Secur-                                   Option
                            ities     Market                         Term Re-
                            Under-    Price of    Exercise   New     maining
                            lying     Stock at    Price at   Exer-   At
                 Date of    Options   Time of     Time of    cise    Date of
Name             Repricing  Repriced  Repricing   Repricing  Price   Repricing

ELIZABETH J.
   CALIANESE     05/13/97   30,000    $0.438      $2.25      $1.00   9.4 years

MARINO ANDRIANI  05/01/98   75,000    $0.438      $2.563     $1.00   7.9 years

JOHN J. RAAB     05/01/98   50,000    $0.438      $2.875     $1.00   7.5 years


CERTAIN EMPLOYMENT CONTRACTS

      On August 13, 1992, Geoffrey P. Jurick, Chairman, Chief Executive Officer and President of the Company, entered into five-year employment agreements ("Jurick Employment Agreements") with the Company and two of its wholly-owned subsidiaries, Emerson Radio (Hong Kong) Ltd. and Emerson Radio International Ltd. (formerly Emerson Radio (B.V.I.) Ltd.) (hereinafter, collectively the "Companies"), providing for an aggregate annual compensation of $490,000 as of April 1, 1995. Effective October 18, 1997, Mr. Jurick's employment agreement with the Company (but not the wholly-owned subsidiaries) was amended and Mr. Jurick's annual salary under the Jurick Employment Agreements was reduced to $410,000. In addition to his base salary, the Jurick Employment Agreements provide that Mr. Jurick is entitled to an annual bonus upon recommendation by the Compensation and Personnel Committee of the Company's Board of Directors, subject to the final approval of the Company's Board of Directors. By letter agreement dated April 16, 1997, the terms of the Jurick Employment Agreements were extended until March 31, 2000. However, pursuant to the Settlement Agreement, hereinafter defined, Mr. Jurick's cash compensation from the Company and all subsidiaries and affiliates is limited to a total of $750,000 annually until the Settlement Amount is paid. See "Certain Relationships and Related Transactions." Pursuant to the Management Services Agreement, SSG reimbursed the Company for $0, $125,444 and $46,527 in salary payments made to Mr. Jurick in Fiscal 1999, 1998 and 1997, respectively, for the benefit of SSG. The Management Services Agreement was amended as of October 18, 1997 to provide that SSG will no longer reimburse the Company for any of Mr. Jurick's salary payments, but will pay Mr. Jurick directly. See "Item 13. - Certain Relationships and Related Transactions - Management Services Agreement".

      Subject to certain conditions, each of the Jurick Employment Agreements grants to Mr. Jurick severance benefits, through expiration of the respective terms of each of such agreements, commensurate with Mr. Jurick's base salary, in the event that his employment with the Companies terminates due to permanent disability, without cause or as a result of constructive discharge (as defined therein). In the event that Mr. Jurick's employment with the Companies terminates due to termination for "cause", because Mr. Jurick unilaterally terminates the agreements or for reasons other than constructive discharge or permanent disability, Mr. Jurick shall only be entitled to base salary earned through the applicable date of termination. If Mr. Jurick were to be terminated due to permanent disability, without cause or as a result of constructive discharge, the estimated dollar amount to be paid after April 2, 1999, based on the terms of the employment contract, would be $410,000. However, the estimated amounts to be paid is subject to certain limitations under the Settlement
Agreement. See "Item 13. - Certain Relationships and Related Transactions - Certain Outstanding Common Stock".

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation and Personnel Committee, which is presently comprised of Messrs. Brown, Bunger and Farnum, (i) makes recommendations to the full Board concerning remuneration arrangements for executive management; (ii) administers the Company's 1994 Stock Compensation Program; and (iii) makes such reports and recommendations, from time to time, to the Board of Directors upon such matters as the committee may deem appropriate or as may be requested by the Board.

      Geoffrey P. Jurick serves as Chairman of the Board and Chief Executive Officer of the Company and SSG. John P. Walker serves as Executive Vice President and Chief Financial Officer of the Company and as President, Chief Operating Officer, Chief Financial Officer and Director of SSG. Mr. Bunger, who is a Director of the Company and SSG, serves on the Compensation Committees of the Company and SSG. Geoffrey Jurick was also a member of the Company's Board of Directors during Fiscal 1999 and participated in deliberations concerning executive officer compensation.

REPORT OF COMPENSATION AND PERSONNEL COMMITTEE

      The Compensation and Personnel Committee of the Board of Directors (the "Compensation Committee"), which contains three non-employee Director, oversees the Company's executive compensation strategy. The strategy is implemented through policies designed to support the achievement of the Company's business objectives and the enhancement of stockholder value. The Compensation Committee reviews, on an ongoing basis, all aspects of executive compensation.

      The Compensation Committee's executive compensation policies support the following objectives:

   -The reinforcement of management's concern for enhancing stockholder value.

   -The attraction and retention of qualified executives.

   -The provision of competitive compensation opportunities for exceptional performance.

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

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

      Mr. Geoffrey P. Jurick is the Chief Executive Officer, Chairman of the Board of Directors and President of the Company. The Compensation Committee considered the Company's results in all aspects of its business, and the terms of his employment agreement with the Company, in its review of Mr. Jurick's performance during Fiscal 1999.

      Mr. Jurick's annual compensation, comprised of annual base salary of $411,600, is consistent with the Committee's targeted annual compensation level and with the limitations established by the Settlement Agreement (See "Item 13.
- Certain Relationships and Related Transactions - Certain Outstanding Common Stock"). Mr. Jurick reduced his salary by $80,000 in Fiscal 1998 as a result of SSG paying Mr. Jurick directly (See "Item 13. - Certain Relationships and Related Transactions - Management Services Agreement"). The terms and conditions of Mr. Jurick's employment agreement are discussed in detail beginning on page 27 (See "Item 11. - Executive Compensation and Other Information - Certain Employment Contracts").

POLICY ON QUALIFYING COMPENSATION

      Section  162(m)  of  the Internal Revenue Code of 1986,  as  amended  (the
"Code"), for tax years beginning on or after January 1, 1994, provides that public companies may not deduct in any year compensation in excess of $1 million paid to any of the individuals named in the Summary Compensation Table that is not, among other requirements, "performance based," as defined in Section 162(m). None of the named individuals received compensation in excess of $1 million during Fiscal 1999, 1998 or 1997. The Company's policy is to qualify, to the extent reasonable, its executive officers' compensation for deductibility under applicable tax laws. However, the Board of Directors believes that its primary responsibility is to provide a compensation program that will attract, retain and reward the executive talent necessary to the Company's success. Consequently, the Board of Directors recognizes that the loss of a tax deduction could be necessary in some circumstances.

                      COMPENSATION AND PERSONNEL COMMITTEE

                         Robert H. Brown, Jr., Chairman
                                 Peter G. Bunger
                                Jerome H. Farnum

BOARD OF DIRECTORS AND COMMITTEES

      The business of the Company is managed under the direction of the Board of Directors. The Board meets during the Company's fiscal year to review significant developments affecting the Company and to act on matters requiring Board approval. The Board of Directors held six formal meetings and acted by unanimous written consent five times during the fiscal year ended April 2, 1999. During Fiscal 1999, each member of the Board participated in at least 75% of all Board meetings and at least 50% of all committee meetings held during the period for which he served as a Director and/or committee member.

      During Fiscal 1999, the Board of Directors had an Audit Committee a Compensation and Personnel Committee an Executive Committee and a Special Committee to devote attention to specific subjects and to assist the Board in the discharge of its responsibilities. The functions of these committees and their current members are described below.

      AUDIT COMMITTEE. The Company's Audit Committee is presently comprised of Messrs. Farnum (Chairman), Brown and Goodman. The Audit Committee recommends to the Board of Directors the appointment of a firm of certified public accountants to conduct audits of the Company's consolidated financial statements and monitors the performance of such firm, reviews accounting objectives and procedures of the Company and the findings and reports of the independent certified public accountants, and makes such reports and recommendations to the Board of Directors as it deems appropriate. During Fiscal 1999, the Audit Committee met two times.

      COMPENSATION AND PERSONNEL COMMITTEE. The Compensation and Personnel Committee, which is presently comprised of Messrs. Brown (Chairman), Bunger and Farnum (i) makes recommendations to the full Board concerning remuneration arrangements for executive management; (ii) administers the Company's 1994 Stock Compensation Program; and (iii) makes such reports and recommendations, from time to time, to the Board of Directors upon such matters as the committee may deem appropriate or as may be requested by the Board. During Fiscal 1999, the Compensation Committee met two times. See "Item 11. - Executive Compensation and Other Information--Report of Compensation and Personnel Committee".

      EXECUTIVE COMMITTEE. The Executive Committee is presently comprised by Messrs. Brown, Bunger, Farnum and Jurick. Mr. Goodman is an alternate member of the Committee. Subject to the provisions of the Company's By-Laws, the Executive Committee has all of the power and authority of the full Board of Directors except the following; 1.) declare or pay dividends; 2.) make, alter or repeal any By-Law of the Company; 3.) elect, appoint or remove any Directors; 4.) submit to shareholders any action that requires shareholder approval; 5.) amend or repeal any resolution adopted by the Board; and 6.) take any material action affecting the Company's operations including, but not limited to, approval of mergers and acquisitions, purchase or disposal of major Company assets, etc. During Fiscal 1999, the Executive Committee met one time.

      SPECIAL COMMITTEE. The Special Committee, presently comprised of Messrs. Brown and Goodman, was formed as part of the Settlement Agreement with the Creditors to evaluate any offer to purchase the Emerson Shares which would result in a Change of Control of the Company as defined in the Senior Secured Credit Facility and the Indenture. During Fiscal 1999, the Committee did not meet. See Part I, Item 3, Legal Proceedings-Certain Outstanding Common Stock.

     The Board of Directors did not have a standing nominating committee, or any other committee performing similar functions during Fiscal 1999. The functions customarily attributable to a nominating committee were performed by the Board of Directors as a whole.

COMPENSATION OF DIRECTORS

      Directors of the Company who are employees do not receive compensation for serving on the Board. Non-employee Directors are paid $10,000 per annum in quarterly installments. Non-employee Directors that are on the Compensation and Personnel Committee are paid $5,000 per annum; Directors of the Executive Committee are paid $5,000 per annum; Directors of the Audit Committee are $7,500 per annum; and Special Committee Directors are paid $2,500 per annum.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of June 7, 1999, the beneficial ownership of (i) each current Director; (ii) each Officer named in the Summary Compensation Table; (iii) the Directors and Executive Officers as a group and
(iv) each stockholder known to management of the Company to own beneficially more than 5% of the Company's outstanding shares of Common Stock.

      For purposes of this Form 10-K, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission ("SEC") and means generally that the power to vote or exercise investment discretion with respect to securities regardless of any economic interests therein. Except as otherwise indicated and based upon the Company's review of information as filed with the SEC, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


Name and Address Of
Beneficial                     Amount and Nature
Owners                         of Beneficial Ownership (1)    Percent of Class

Geoffrey P. Jurick (2)(3)      29,752,642                     60.9%

Fidenas International          29,152,542                     59.6%
Limited, L. L. C.
831 Route 10
Suite 38, #113
Whippany, NJ 07981 (2)

Oaktree Capital Management      3,483,135                      7.1%
550 South Hope St., 22nd Fl
Los Angeles, CA   90071 (7)

Robert H. Brown, Jr. (4)           50,000                       *

Peter G. Bunger (4)                25,000                       *

Jerome H. Farnum (4)               25,000                       *

John P. Walker (5)                200,000                       *

Marino Andriani (5)                75,000                       *

John J. Raab (5)                   50,000                       *

Elizabeth J. Calianese (5)         20,000                       *

All Directors and Officers     30,197,642                     61.8%
 as a Group ((8) persons)(6)
_________________
(*)    Less than one percent


 (1) Based on 47,828,215 shares of Common Stock outstanding as of June 23, 1999, plus shares of Common Stock under option of any Director or executive officer, exercisable within 60 days. Except as otherwise indicated, does not include (i) shares of Common Stock issuable upon conversion of 3,714 shares of Series A Preferred Stock, (ii) Common Stock issuable upon conversion of certain warrants issued to the Company's former creditors,
     (iii) Common Stock issuable upon exercise of outstanding options, which are not currently exercisable within 60 days, (iv) Common Stock issuable upon conversion of the Company's 8-1/2% Senior Subordinated Convertible Debentures Due 2002 (the "Debentures"), or (v) Common Stock issuable upon the exercise of warrants granted to (a) Dresdner Securities (USA) Inc., or
     (b) First Cambridge Securities Corporation ("First Cambridge"), and/or representatives of First Cambridge it so designates or its beneficiaries.

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

(3)  Includes options to purchase 600,000 shares of Common Stock.

(4) Comprised of options issued pursuant to the Company's 1994 Non-Employee Director Stock Option Plan. See "Security Ownership of Certain Beneficial Owners and Management--Compensation of Directors."

(5) In July 1994, the Company granted stock options to purchase 200,000 shares of Common Stock to Mr. Walker exercisable at an exercise price of $1 per share. In November 1995, Mr. Raab was granted stock options to purchase 50,000 shares of Common Stock at an exercise price of $2.875 per share.
     In April 1996, Mr. Andriani was granted stock options to purchase 75,000 shares of Common Stock at an exercise price of $2.563 per share and in October 1996, Ms. Calianese was granted stock options to purchase 30,000 shares of Common Stock at an exercise price of $2.25 per share.
     In May 1998, the options granted to Mr. Raab and Mr. Andriani were repriced to $1.00 per share. In May 1997, the options granted to Ms. Calianese were repriced to $1.00 per share. The options vest in annual increments of one-third, commencing one year from the date of grant, and their exercise is contingent on continued employment with the Company.

(6) Includes 1,045,000 shares of Common Stock subject to unexercised stock options which were exercisable within 60 days under the Company's Stock Compensation Program. Does not include options to purchase an aggregate of 10,000 shares of Common Stock not currently exercisable within 60 days.

(7) Based on information set forth in Schedule 13D, dated May 22, 1998, filed with the SEC by Oaktree Capital Management LLC, ("Oaktree"),
     Kenneth Grossman and OCM Principal Opportunities Fund, L. P. as amended by Amendment No. 1, dated December 15, 1998 and
     Amendment No. 2, dated February 10, 1999. Consists of common shares issuable upon conversion of the owner's holdings of the Company's Debentures if such holdings were converted into shares of the Company's Common Stock. The percentage of beneficial ownership assumes that the common shares that would be issued upon conversion are outstanding.

                      COMPARISON OF CUMULATIVE TOTAL RETURN

PERFORMANCE GRAPH

      The graph below compares the cumulative total stockholders' return on the Company's Common Stock for the period December 22, 1994 (the date on which the Company's Common Stock began trading on the American Stock Exchange) to April 2, 1999, with the cumulative total return over the same period of the American Stock Exchange and a peer group of companies. Companies used to construct the peer group index are Cobra Electronics Corp., Matsushita Electric Industrial Co. Ltd., Recoton Corp. and Sony Corp. Philips Electronics NV and Zenith Electronics Corp. were deleted from the peer group because their stocks were no longer traded. Recoton Corp. was added to the peer group. In selecting companies to be part of the peer group, the Company focuses on publicly traded companies that design electronic products, which have characteristics similar to the Company's in terms of one or more of the following: type of product, distribution channels, sourcing or sales volume. The peer group assumes the investment of $100 in the Company's Common Stock, on December 22, 1994 and reinvestment of all dividends. The information in the graph was provided by Media General Financial Services ("MGFS"). The comparison of the returns are as follows:

                    COMPARISON OF CUMULATIVE TOTAL RETURN OF
                      EMERSON RADIO CORP., PEER GROUP INDEX
                             AND BROAD MARKET INDEX
                               FISCAL YEAR ENDING

COMPANY/INDEX/MARKET    1994     1995     1996     1997     1998    1999

Emerson Radio Corp.     100      135.14   110.81    45.95    18.92   35.14
Peer Group Index        100       95.11   106.39   108.68   122.39  141.70
NASDAQ Market Index     100      102.95   138.47   154.92   234.12  305.95


The Customer Selected Stock List is made up of the following securities:

COBRA ELECTRONICS CORP.
MATSUSHITA ELECTRIC INDUSTRIES CO.
RECOTON CORP.
SONY CORP.

The stock price performance depicted in the above graph is not necessarily indicative of future price performance. The Corporate Performance Graph will not be deemed to be incorporated by reference in any filing by the Company under the Securities Act or the Exchange Act except to the extent that the Company specifically incorporates the graph by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SPORT SUPPLY GROUP, INC.

     On August 1, 1996, the Company and Emerson Radio (Hong Kong) LTD. ("Emerson HK"), filed a Schedule 13D with the SEC. Pursuant to the Schedule 13D, Emerson HK reported that it acquired 669,500 shares of SSG's Common Stock (the "Initial Shares").

      On December 10, 1996, the Company acquired directly from SSG (i) an additional 1,600,000 shares of newly-issued SSG Common Stock (the "New Shares") for an aggregate consideration of $11,500,000, or approximately $7.19 per share, and (ii) 5-year warrants to acquire an additional 1,000,000 shares of SSG Common Stock at an exercise price of $7.50 per share, subject to standard anti-dilution adjustments (the "Emerson Warrants") for an aggregate consideration of $500,000 ("Emerson Agreement").

      Prior to the exercise of any of the Emerson Warrants, the Company and Emerson HK own approximately 31% of the issued and outstanding shares of SSG Common Stock. If all of the Emerson Warrants are exercised by the Company, the Company will own approximately 39% of the issued and outstanding shares of SSG Common Stock.

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

      Pursuant to the Emerson Agreement, SSG also caused a majority of the members of its Board of Directors to consist of the Company's designees. SSG's Board of Directors now includes the following people that are associated with the Company: Geoffrey P. Jurick, Chairman, and Chief Executive Officer of Emerson and SSG; John P. Walker, Executive Vice President and Chief Financial
Officer of Emerson and President, Chief Operating Officer and Chief Financial Officer of SSG; and Peter G. Bunger, a Director of both companies and member of the Compensation Committee of each Company. Mr. Jurick has employment agreements with the Company and SSG. Messrs. Jurick and Walker split their time between the two companies.

MANAGEMENT SERVICES AGREEMENT

      During Fiscal 1997, SSG and the Company entered into a Management Services Agreement, which was amended in Fiscal 1998, in an effort to utilize SSG's excess capacity and to enable the Company to reduce certain costs. The Management Services Agreement implements a program whereby SSG performs certain services for the Company in exchange for a fee. The services include payroll, banking, computer/management information systems, payables processing, warehouse services (including subleasing warehouse storage space), provision of office space, design services and financial management services. The Management Services Agreement may be terminated by either party upon sixty (60) days' prior notice. Termination of the Management Services Agreement could have a material adverse effect on the Company and its results of operations. The Company was billed $636,000, $272,000 and $3,000 for services provided with respect to the above mentioned agreement during Fiscal 1999, 1998 and 1997 respectively. Effective October 18, 1997, SSG began paying Mr. Jurick directly for his services. Effective January 15, 1998, the Company began reimbursing SSG for base salary and bonus paid to Mr. Walker for the Company's benefit in lieu of paying Mr. Walker directly. The Company billed SSG approximately $135,000 and $47,000 towards Mr. Jurick's salary during Fiscal 1998 and 1997, respectively.

CERTAIN OUTSTANDING COMMON STOCK

      For information on this matter, reference is made to "Part I - Item 3. - Legal Proceedings".

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

      Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended April 2, 1999, its Officers, Directors and greater than 10% beneficial owners have complied with all applicable filing requirements with respect to the Company's equity securities.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedule:

Report of Independent Auditors                                      F-  1
Consolidated Statements of Operations for the years ended
   April 2, 1999, April 3, 1998 and March 31, 1997                  F-  2
Consolidated Balance Sheets as of April 2, 1999 and April 3, 1998 F- 3 Consolidated Statements of Changes in Shareholders' Equity
   for the years ended April 2, 1999, April 3, 1998
   and March 31, 1997                                               F-  4
Consolidated Statements of Cash Flows for  the
   years ended April 2, 1999, April 3, 1998 and
   March 31, 1997                                                   F-  5
Notes to Consolidated Financial Statements                          F-  6
Schedule VIII-Valuation and Qualifying
   Accounts and Reserves                                            F- 26

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

 (10) (h) Stipulation of Settlement and Order dated June 11, 1996 by and among the Official Liquidator of Fidenas International Bank Limited, Petra Stelling, Barclays Bank PLC, the Official Liquidator of Fidenas Investment Limited, Geoffrey P. Jurick, Fidenas International Limited, L.L.C., Elision International, Inc., GSE Multimedia Technologies Corporation and Emerson. (incorporated by reference to Exhibit 10(ae) of Emerson's Annual Report on Form 10-K for the year ended March 31, 1996.)

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

 (10) (l) Agreement dated April 10, 1997 between Emerson and Daewoo Electronics Co., Ltd. (incorporated by reference to Exhibit (ak) of Emerson's Annual Report on Form 10-K for the year ended March 31, 1997).

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

(10) (q) Form of Termination of Employment Agreement between Emerson and John Walker dated as of January 15, 1998. (incorporated by reference to Exhibit (10) (q) of Emerson's Annual Report on Form 10-K for the year ended April 3, 1998).

(10) (r) License Agreement dated as of March 30, 1998 by and between Tel-Sound Electronics, Inc. and Emerson. (incorporated by reference to Exhibit
          (10) (s) of Emerson's Annual Report on Form 10-K for the year ended April 3, 1998).

(10) (s)  License  Agreement  dated  as of March 31,  1998  by  and  between  WW
          Mexicana, S. A. de C. V. and Emerson. (incorporated by reference to Exhibit (10) (s) of Emerson's Annual Report on Form 10-K for the year ended April 3, 1998).

(10) (t)  Amendment No. 6 to Financing Agreements, dated as of August 14,
          1997 (incorporated by reference to Exhibit (10 (g) of Emerson's Quarterly Report on Form 10-Q for quarter ended September 30, 1997.

(10) (u) Amendment No. 7 to Financing Agreements, dated as of March 31, 1998. (incorporated by reference to Exhibit (10) (t) of Emerson's Annual Report on Form 10-K for the year ended April 3, 1998).

(10) (v)  Amendment No. 1 to Pledge and Security Agreement dated as of March 31,
          1998.   (incorporated by reference to Exhibit (10)  (u)  of  Emerson's
          Annual Report on Form 10-K for the year ended April 3, 1998).

(10) (w) Second Lease Modification dated as of May 15, 1998 between Hartz Mountain, Parsippany and Emerson. (incorporated by reference to Exhibit (10) (v) of Emerson's Annual Report on Form 10-K for the year ended April 3, 1998).

(10) (x)  Amendment  No.  8  to Financing Agreements, dated as of  November  13,
          1998.   (incorporated by reference to Exhibit (10)  (a)  of  Emerson's
          Quarterly Report on Form 10-Q for the quarter ended October 2, 1998).

(10) (y) Third Lease Modification made the 26 day of October, 1998 between Hartz Mountain Parsippany and Emerson. (incorporated by reference to Exhibit (10) (b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998).

(10) (z) Purchasing Agreement, dated June 30, 1998, between AFG-Elektronik GmbH and Emerson Radio International Ltd. (incorporated by reference to Exhibit (10) (c) of Emerson's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998).

(10) (aa) Purchasing Agreement, dated March 5, 1999, between AFG-Elektronik GmbH and Emerson Radio International Ltd.*

(10) (ab) Amendment No. 9 to Financing Agreements, dated June 16, 1999.*

(12) Computation of Ratio of Earnings (Loss) to Combined Fixed Charges and Preferred Stock Dividends. *

(21)      Subsidiaries of the Company as of April 2, 1999.*

(23)      Consent of Independent Auditors.*

(27)      Financial Data Schedule for the fiscal year ended April 2, 1999.*

___________________
* Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               EMERSON RADIO CORP.


                                     By: /s/ Geoffrey P. Jurick
                                         Geoffrey P. Jurick
                                         Chairman of the Board
Dated:  June 24, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Geoffrey P. Jurick       Chairman of the           June 24, 1999
Geoffrey P. Jurick           Board, Chief Executive
                             Officer and President


/s/ John P. Walker           Executive Vice            June 24, 1999
John P. Walker               President, Chief
                             Financial Officer


/s/ Robert H. Brown, Jr.     Director                  June 24, 1999
Robert H. Brown, Jr.


/s/ Peter G. Bunger          Director                  June 24, 1999
Peter G. Bunger


/s/ Jerome H. Farnum         Director                  June 24, 1999
Jerome H. Farnum


/s/ Stephen H. Goodman       Director                  June 24, 1999
Stephen H. Goodman


                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Emerson Radio Corp.

We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries as of April 2, 1999 and April 3, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 2, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emerson Radio Corp. and Subsidiaries at April 2, 1999 and April 3, 1998, and the consolidated results of its operations and cash flows for each of the three years in the period ended April 2, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP
New York, New York
May 28, 1999


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       For The Years Ended April 2, 1999, April 3, 1998 and March 31, 1997
                      (In thousands, except per share data)


                                         1999       1998         1997

NET REVENUES                             $158,730   $162,730     $178,708

Costs and expenses:

  Cost of sales                           138,502    142,372      174,184
  Other operating costs and expenses        4,007      4,351        3,079
  Selling, general and administrative
    expenses                               12,943     15,483       18,716
  Restructuring and other charges              --         --        2,972
                                          155,452    162,206      198,951

OPERATING INCOME (LOSS)                     3,278        524      (20,243)

  Equity in earnings (loss) of Affiliate    1,499      1,524          (66)
  Write-down of investment in and advances
    to Joint Venture                         (900)      (714)          --
  Loss on marketable securities            (1,109)        --           --
  Interest expense, net                    (2,272)    (2,510)      (3,429)

INCOME (LOSS)  BEFORE  INCOME
   TAXES                                      496     (1,176)     (23,738)

   Provision for income taxes                 207        254          230

NET INCOME (LOSS)                        $    289    $(1,430)    $(23,968)

NET LOSS PER COMMON SHARE
   Basic                                 $   (.01)   $  (.04)    $   (.61)
   Diluted                                   (.01)      (.04)        (.61)

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                   49,398     45,167       40,292
   Diluted                                 49,398     45,167       40,292


The accompanying notes are an integral part of the consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      As of April 2, 1999 and April 3, 1998
                        (In thousands, except share data)

                                                        1999       1998
                        ASSETS
Current Assets:
  Cash and cash equivalents                            $ 3,100    $ 1,608
  Available for sale securities (net of fair
    value adjustment of $1,298)                            738         --
  Accounts receivable (less allowances of $3,907
    and $4,384, respectively)                            5,143      7,280
  Other receivables                                      6,782      6,474
  Inventories                                           11,608     11,759
  Prepaid expenses and other current assets              2,839      2,379
        TOTAL CURRENT ASSETS                            30,210     29,500
Property and equipment (net of accumulated
   depreciation of $2,777 and $3,152, respectively)      1,211      1,381
Investment in Affiliates and Joint Venture              19,525     19,076
Other assets                                             3,449      4,810
        Total Assets                                   $54,395    $54,767

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                       $ 2,216    $    --
   Current maturities of long-term debt                     50         85
   Accounts payable and other current liabilities       16,759     15,103
   Accrued sales returns                                 3,926      4,511
   Income taxes payable                                    400        191
        TOTAL CURRENT LIABILITIES                       23,351     19,890

Long-term debt, less current maturities
                                                        20,750     20,750
Other non-current liabilities                               97        179

Shareholders' Equity:
   Preferred shares -- 10,000,000 shares authorized;
      3,714 and 5,237 shares issued and outstanding,
      respectively                                       3,343      4,713
    Common shares -- $.01 par value, 75,000,000
      shares authorized; 51,331,615 and 51,044,730
      shares issued, 47,828,215 and 51,044,730
      shares outstanding, respectively                     513        510
    Capital in excess of par value                     113,288     113,201
    Cumulative translation adjustment                      (78)        197
    Accumulated deficit                               (104,962)   (104,673)
    Treasury stock, at cost 3,503,400 shares            (1,907)         --
        TOTAL SHAREHOLDERS' EQUITY
                                                        10,197      13,948
        Total Liabilities and Shareholders' Equity     $54,395    $ 54,767


The accompanying notes are an integral part of the consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       For The Years Ended April 2, 1999, April 3, 1998 and March 31, 1997
                        (In thousands, except share data)

                                             Comon Shares Issued

                               Preferred     Number         Par       Treasury
                               Stock         of Shares      Value     Stock

Balance-March 31, 1996         $ 9,000       40,252,772     $ 403     $ --
   Issuance of common stock
     warrants
   Exercise of stock options
     and warrants                                82,870
   Preffered stock dividends
     declared
   Other
   Comprehensive loss:
     Net loss for the year
     Currency translation
        adjustment
      Comprehensive loss
Balance-March 31, 1997           9,000       40,335,642      403
   Issuance of common stock
      upon conversion of
      preferred stock           (4,287)      10,709,088      107
   Cancellation of common
      stock warrants
   Preferred stock dividends
      declared
   Comprehensive loss:
      Net loss for the year
      Currency translation
        adjustment
       Comprehensive loss
Balance-April 3, 1998           4,713        51,044,730     510
   Issuance of common stock
      upon conversion of
      preferred stock             (90)          286,885       3
   Purchase of treasury
      stock                                                            (1,907)
   Purchase of preferred
      stock                    (1,280)
   Preferred stock dividends
      declared
   Comprehensive income:
      Net income for the year
      Currency translation
        adjustment
       Comprehensive income
Balance-April 2, 1999          $3,343       51,331,615     $513     $  (1,907)

[TABLE CONTINUED FROM ABOVE]

                               Capital                               Total
                               In           Cumulative    Accumu-    Share
                               excess of    Translation   lated      holders
                               Par Value    Adjustment    Deficit    Equity

Balance-March 31, 1996         $108,991     $  163        $ (78,175) $ 40,382
   Issuance of common stock
      warrants                      257                                   257
   Exercise of stock options
      and warrants                   40                                    40
   Preferred stock dividends
      declared                                                 (700)     (700)
   Other                            (10)                                  (10)
   Comprehensive loss:
      Net loss for the year                                 (23,968)  (23,968)
      Currency translation
         adjustment                             28                         28
       Comprehensive loss                                             (23,968)
Balance-March 31, 1997          109,278        191          (102,843)  16,029
   Issuance of common stock
      upon conversion of
      preferred stock             4,180                                    --
   Cancellation of common
      stock warrants               (257)                                 (257)
   Preferred stock dividends
      declared                                                  (400)    (400)
   Comprehensive loss:
      Net loss for the year                                   (1,430)  (1,430)
      Currency translation
         adjustment                              6                          6
       Comprehensive loss                                              (1,424)
Balance-April 3, 1998           113,201        197          (104,673)  13,948
   Issuance of common stock
      upon conversion of
      preferred stock                87                                    --
   Purchase of treasury stock                                          (1,907)
   Purchase of preferred stock                                  (407)  (1,687)
   Preferred stock dividends
      declared                                                  (171)    (171)
   Comprehensive income:
      Net income for the year                                    289      289
      Currency translation
         adjustment                           (275)                      (275)
       Comprehensive income                                                14
Balance-April 2, 1999         $113,288       $ (78)        $(104,962) $10,197


The accompanying notes are an integral part of the consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Years Ended April 2, 1999, April 3, 1998 and March 31, 1997
                                 (In thousands)

                                             1999        1998       1997

Cash Flows from Operating Activities:
   Net income (loss)                         $   289     $ (1,430)  $(23,968)
   Adjustments to reconcile net
     income (loss) to net cash
     provided (used) by operating
     activities:
      Depreciation and amortization            1,245        1,759      2,844
      Equity in earnings of affiliate         (1,499)      (1,524)        66
      Restructuring and other
        nonrecurring charges                      --           --      2,782
      Asset valuation and loss
        reserves                                 823       (2,378)      (752)
      Other                                     (275)        (251)     1,048
      Changes in assets and
      liabilities:
        Accounts receivable                    2,642        4,543       (981)
        Other receivables                       (308)      (4,357)    (2,117)
        Inventories                            1,021        4,505     21,328
        Prepaid expenses and other
          current assets                        (460)        (241)     6,283
        Other assets                             699          (71)      (896)
        Accounts payable and other
          current liabilities                    900        2,739      2,149
         Income taxes payable                    209           88        (98)
Net cash provided by operations                5,286        3,382      7,688

Cash Flows from Investing Activities:
   Investment in marketable securities        (2,036)          --         --
   Investment in affiliates                      (91)       2,709     (5,480)
   Additions to property and
     equipment                                  (413)         (27)      (255)
   Redemption of certificates of deposit          --           --        100
   Other                                         241           --         12
Net cash used by investing activities         (2,299)       2,682     (5,623)

Cash Flows from Financing Activities:
   Net borrowings (repayments) under
     line of credit facility                   2,216       (5,689)   (15,462)
   Retirement of  long-term debt                 (35)        (106)      (118)
   Payment of  dividend on preferred
     stock                                      (407)        (257)      (231)
   Purchase of preferred and common
     stock                                    (3,187)          --         --
   Other                                         (82)         (44)       253
Net cash used by financing activities         (1,495)      (6,096)   (15,558)
Net increase (decrease) in cash and
   cash equivalents                            1,492          (32)   (13,493)
Cash and cash equivalents at
   beginning of year                           1,608        1,640     15,133
Cash and cash equivalents at end of
   year                                      $ 3,100       $1,608     $1,640


The accompanying notes are an integral part of the consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  April 2, 1999

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Emerson Radio Corp. and its majority-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated. The Company's investment in an affiliate and ownership in a joint venture are accounted for by the equity method.

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

INVESTMENTS

     The Company determines the appropriate classifications of securities at the time of purchase. The investments held by the Company at April 2, 1999 were classified as "available-for-sale." Unrealized gains and losses which are deemed to be other than temporary have been reported separately as a component of other comprehensive income. Declines in the market value of securities deemed to be other than temporary are included in earnings (See Note 11 - Available-for-Sale Securities).

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

     Goodwill (resulting from the investment in an Affiliate) and trademarks are amortized using the straight-line method, principally over 40 years. Management periodically evaluates the recoverability of goodwill and trademarks. The carrying value of goodwill and trademarks would be reduced if it is probable that management's best estimate of future operating income before amortization of goodwill and trademarks will be less than the carrying value over the remaining amortization period.

FOREIGN CURRENCY

      The assets and liabilities of foreign subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Related translation adjustments are reported as a separate component of shareholders' equity.
Losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations and amounted to a loss of $45,000, $34,000 and $79,000 for the years ended April 2, 1999, April 3, 1998 and March 31, 1997, respectively.

      The Company does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations.

ACCOUNTING PRONOUNCEMENTS

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

RECLASSIFICATION

      Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to current period's presentation.

CHANGE IN ACCOUNTING PERIOD

      Beginning in Fiscal 1998, the Company changed its financial reporting year to a 52/53 week year ending on the Friday closest to March 31. Accordingly, the current fiscal year ended on April 2, 1999.

NOTE 2 -- INVENTORIES:

      Inventories  are  comprised  primarily of  finished  goods.   Spare  parts
inventories, net of reserves, were $121,000 and $384,000 at April 2, 1999 and April 3, 1998, respectively.

NOTE 3 -- INVESTMENT IN UNCONSOLIDATED AFFILIATE:

      The Company owns 2,269,500 (31% of the outstanding) shares of common stock of Sport
Supply Group, Inc. ("SSG") which it purchased in 1996 at an aggregate cost of $15,728,000 or $6.92 per share. In addition, the Company owns warrants to purchase an additional 1 million shares of SSG's common stock for $7.50 per share ("SSG Warrants") which the Company purchased in 1996 at an aggregate cost of $500,000. If the Company exercises all of the SSG Warrants, it will beneficially own approximately 39% of the SSG common shares. Effective March 1997, the Company entered into a Management Services Agreement with SSG, under which SSG provides various managerial and administrative services to the Company.

     The investment in and results of operations of SSG are accounted for by the equity method. In January 1997, SSG changed its financial reporting year end from October 31 to September 30. This change in accounting period resulted in the Company now recording its share of SSG earnings on a concurrent basis. Previously, the Company recorded its share of SSG's earnings on a two month delay. The Company's investment in SSG includes goodwill of $6,530,000 which is being amortized on a straight line basis over 40 years. At April 2, 1999, the aggregate market value quoted on the New York Stock Exchange of SSG common shares equivalent in number to those owned by Emerson was approximately $20 million. Summarized financial information derived from SSG's financial reports to the Securities and Exchange Commission was as follows (in thousands):

                                         Unaudited

                            April 2, 1999        April 3, 1998

Current assets              $ 44,322             $ 37,282
Property, plant and
    equipment and
    other assets              30,252               19,878
Current Liabilities           14,965                8,395
Long-term debt                19,045                7,498
Stockholders' Equity          40,563               41,251


                                           Unaudited

                             For the 12 Months     For the 14 Months
                             Ended                 Ended
                             April 2, 1999         April 3, 1998

Net sales                    $100,953              $ 111,214
Gross profit                   39,090                43,275
Net income                      5,454                 5,903


NOTE 4 -- PROPERTY AND EQUIPMENT:

  As of April 2, 1999 and April 3, 1998 property and equipment is comprised of the following:


                                   1999         1998
                                     (In thousands)

Furniture and fixtures. . . . . . . $3,228        $3,745
Machinery and equipment . . . . . .    493           532
Leasehold improvements  . . . . . .    267           256
                                     3,988         4,533
Less accumulated depreciation and
   amortization . . . . . . . . . .  2,777         3,152
                                    $1,211        $1,381



      Depreciation and amortization of property and equipment amounted to $583,000, $776,000 and $1,631,000 for the years ended April 2, 1999, April 3,
1998 and March 31, 1997, respectively.

NOTE 5 -- CREDIT FACILITY:

      On March 31, 1998, the Company amended its existing Loan and Security Agreement (the "Loan and Security Agreement") which includes a senior secured credit facility with a U.S. financial institution. The amendment to the facility reduced the facility to $10 million from $35 million and amended certain financial covenants as defined below. The facility provides for revolving loans and letters of credit, subject to individual maximums which, in the aggregate, cannot exceed the lesser of $10 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. Amounts outstanding under the senior credit facility are  secured by substantially all of the  Company's  U.S.  and Canadian assets  except for trademarks, which are subject to a negative  pledge covenant, and a minority interest of its investment in an unconsolidated Affiliate. At April 2, 1999 and April 3, 1998, the weighted average interest rate on the outstanding borrowings was 9.36% and 9.75%, respectively, which is the prime rate of interest plus 1.25%. Interest paid totaled $203,000, $316,000 and $1,494,000 for the years ended April 2, 1999, April 3, 1998 and March 31, 1997, respectively. Pursuant to the Loan and Security Agreement, the Company is restricted from, among other things, paying cash dividends (other than on the Series A Preferred Stock), redeeming stock, and entering into certain transactions and is required to maintain certain working capital and equity levels. An event of default under the credit facility may trigger a default under the Company's 8-1/2% Senior Subordinated Convertible Debentures Due 2002. At April 2, 1999, there were $2,216,000 outstanding borrowings under the facility, and no outstanding letters of credit issued for inventory purchases. At April 3, 1998, there were no outstanding borrowings and no outstanding letters of credit.

NOTE 6 -- LONG-TERM DEBT:

     As of April 2, 1999 and April 3, 1998, long-term debt consisted of the following:


                                            1999        1998
                                             (In thousands)

8-1/2% Senior Subordinated
Convertible Debentures Due 2002 . . . . . . $20,750     $20,750
Equipment notes and other   . . . . . . . .      50          85
                                             20,800      20,835
Less current obligations. . . . . . . . . .      50          85
                       Long-term debt       $20,750     $20,750


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

NOTE 7  -- INCOME TAXES:

      The income tax provision for the years ended April 2, 1999, April 3, 1998 and March 31, 1997 consisted of the following:


                            1999      1998      1997
                                 (In thousands)

Current:
Federal                     $ --      $ 13      $ --
Foreign, state and other     207       241       230
                            $207      $254      $230


The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory U.S. rate of 34% to earnings (loss) before income taxes for the years ended April 2, 1999, April 3, 1998 and March 31, 1997 are analyzed below:

                                1999      1998        1997

Statutory provision (benefit)   $169      $(400)      $(8,071)
Change in valuation
   allowance                    (177)       454         8,098
Foreign income taxes             207        223           248
Other, net                         8        (23)          (45)
Total income tax provision      $207      $ 254        $  230


     As of April 2, 1999 and April 3, 1998 the significant components of the Company's deferred tax assets and liabilities are as follows:

                                           1999        1998
                                             (In thousands)

Deferred tax assets:
   Accounts receivable reserves            $ 4,699     $ 5,003
   Inventory reserves                        2,243       2,332
   Federal operating loss
      carryforwards                         16,207      15,469
   State net operating loss
      carryforwards                          5,257       6,759
   Other                                     1,016       1,050
   Total deferred tax assets                29,422      30,613
   Valuation allowance for
      deferred tax assets                  (28,054)    (29,844)
   Net deferred tax assets                   1,368         769
 Deferred tax liabilities                   (1,368)       (769)
 Net deferred taxes                        $    --     $    --


Total deferred tax assets of the Company at April 2, 1999 and April 3, 1998 represent the tax-effected net operating loss carryforwards subject to annual limitations (as discussed below), and tax-effected deductible temporary differences. The Company has established a valuation reserve against any expected future benefits.

     Cash paid for income taxes was $32,000, $152,000 and $125,000 for the years ended April 2, 1999, April 3, 1998 and March 31, 1997, respectively.

      Income (loss) of foreign subsidiaries before taxes was $1,194,000, $3,065,000 and ($2,512,000) for the years ended April 2, 1999, April 3, 1998 and
March 31, 1997, respectively. It is the policy of the Company to permanently reinvest all the earnings from its foreign subsidiaries.

      As of April 3, 1998, the Company has a federal net operating loss carryforward of approximately $133,800,000, of which $29,160,000, $13,385,000,
$50,193,000,  $20,575,000, $18,952,000, $800,000 and  $735,000  will  expire  in
2006,  2007, 2009, 2011, 2012, 2013 and 2019, respectively.  The utilization  of these net operating losses are limited based on the effects of a Plan of Reorganization consummated on March 31, 1994. Pursuant to the Plan, an ownership change occurred with respect to the Company and subjected the Company's net operating loss and foreign tax credit carryforwards to limitations provided in Sections 382 and 383, respectively, of the Internal Revenue Code. Subject to special rules regarding increases in the annual limitation for the recognition of net unrealized built-in gains, the Company's annual limitation is approximately $2.2 million.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES:

     LEASES:

     The Company leases warehouse and office space as follows (in thousands):

             Fiscal
             Years            Amount

             2000             $995
             2001              582
             2002              384
             2003              384
             2004              128

      Rent expense, net of rental income, aggregated $1,304,000, $1,570,000 and $1,790,000 for the years ended April 2, 1999, April 3, 1998 and March 31, 1997, respectively. Rental income from the sublease of warehouse and office space aggregated $0, $238,000 and $256,000 in the years ended April 2, 1999, April 3, 1998 and March 31, 1997, respectively.

     LETTERS OF CREDIT:

      There were no letters of credit outstanding under the Loan and Security Agreement (See Note 5) as of April 2, 1999 or April 3, 1998. The Company's Hong Kong subsidiary also currently maintains various credit facilities aggregating $28.5 million with a bank in Hong Kong subject to annual review consisting of the following: (i) a $3.5 million credit facility which is generally used for letters of credit for a foreign subsidiary's direct import business and an affiliates' inventory purchases, and (ii) a $25 million credit facility, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit with the Company's largest customer. At April 2, 1999, the Company's Hong Kong subsidiary had pledged $1 million in certificates of deposit to this bank to assure the availability of these credit facilities. At April 2, 1999, there were $2,124,000 and $5,000,000 of letters of credit outstanding under these credit facilities, respectively.

     TAX ASSESSMENTS:

      A wholly owned subsidiary of the Company, Emerson Radio (Hong Kong) Ltd. was assessed $858,000 by the Hong Kong Inland Revenue Department (the "IRD") in May 1998. The assessment relates to the Fiscal 1993 to Fiscal 1998 tax years and asserts that certain revenues reported as non taxable by Emerson Radio (Hong
Kong) Ltd. are subject to a profits tax. In May 1999, the Company proposed a compromise offer to the IRD in which the Company and IRD, without prejudice will settle the assessment for $256,000. The Company has recorded a tax reserve in the current period for the assessment in anticipation of the IRD accepting the compromise offer. Should the proposed settlement be accepted by the IRD, the Company expects its foreign taxes to increase in future periods.

     Emerson Radio (Hong Kong) Ltd. is also in litigation with the IRD regarding a separate assessment of $547,000 pertaining to the deduction of certain expenses that relate to the taxable years Fiscal 1992 to Fiscal 1999. During February 1999, the Company received a favorable appellate ruling in regards to the assessment, which has been further appealed by the IRD to the final court of appeals of the IRD. The Company believes that it will prevail in this case.

NOTE 9 -- SHAREHOLDERS' EQUITY:

     In July 1994, the Company adopted a Stock Compensation Program ("Program") intended to secure for the Company and its stockholders the benefits arising from ownership of the Company's common stock by those selected directors, officers, other key employees, advisors and consultants of the Company who are most responsible for the Company's success and future growth. The maximum aggregate number of shares of common stock available pursuant to the Program is 2,000,000 shares and the Program is comprised of four parts-the Incentive Stock Option Plan, the Supplemental Stock Option Plan, the Stock Appreciation Rights Plan and the Stock Bonus Plan. A summary of transactions during the last three years is as follows:


                                 Number of     Price         Aggregate
                                 Shares        Per Share     Price

Outstanding-March 31, 1996       1,668,000     $1.00-$2.88   $1,944,000
Granted                             50,000     $2.25-$2.56      119,000
Exercised                          (69,000)       $1.00         (69,000)
Canceled                           (59,000)    $1.00-$2.56      (67,000)
Outstanding-March 31, 1997       1,590,000     $1.00-$2.88    1,927,000
Granted                            207,000        $1.00         207,000
Canceled                          (790,000)    $1.00-$2.88   (1,067,000)
Outstanding-April 3, 1998        1,007,000     $1.00-$1.10    1,067,000
Granted                             18,000        $1.00          18,000
Outstanding-April 2, 1999        1,025,000     $1.00-$1.10   $1,085,000


      The term of each option is ten years, except for options issued to any person who owns more than 10% of the voting power of all classes of capital stock, for which the term is five years. Options may not be exercised during the first year after the date of the grant. Thereafter each option becomes exercisable on a pro rata basis on each of the first through third anniversaries of the date of the grant. The exercise price of options granted must be at least equal to the fair market value of the shares on the date of the grant, except that the option price with respect to an option granted to any person who owns more than 10% of the voting power of all classes of capital stock shall not be less than 110% of the fair market value of the shares on the date of the grant. As of April 2, 1999 and April 3, 1998, approximately 964,000 and 895,000 options were exercisable, respectively.

      The Company has elected to follow APB25 and related interpretations for stock-based compensation and accordingly has recognized no compensation expense. Had compensation cost been determined based upon the fair value at grant date for awards  consistent with  the  methodology prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company's net income would have decreased approximately $25,000,  for the year ended April 2,  1999 and the net loss would have increased approximately $21,000 and $45,000 for the years ended April 3, 1998 and March 31, 1997, respectively.

      The fair value of these options, and all other options and warrants of the Company, was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended April 2, 1999, April 3, 1998 and March 31, 1997; risk-free interest rate of 5%, an expected life of 10 years and a dividend yield of zero. For the years ended April 2, 1999, April 3, 1998 and March 31, 1997, volatility was 15%, 56% and 73%, respectively. The effects of applying FAS 123 and the results obtained are not likely to be representative of the effects on future pro-forma income.

      In October 1994, the Company's Board of Directors adopted, and the stockholders subsequently approved, the 1994 Non-Employee Director Stock Option Plan. The maximum number of shares of common stock available under such plan is 300,000 shares. A summary of transactions since inception of the plan is as follows:

                                 Number       Price
                                 of           Per         Aggregate
                                 Shares       Share       Price

Outstanding-March 31, 1996,
  March  31,   1997,
  April 3, 1998 and
  April 2, 1999                   150,000     $1.00       $150,000


      The provisions for exercise price, term and vesting schedule are the same as noted above for the Stock Compensation Program.

      On March 31, 1994, the Company issued 10,000 shares of Series A Preferred Stock, $.01 par value, with a face value of $10 million and an estimated fair market value of approximately $9 million. The preferred stock is convertible into Common Stock at any time during the period beginning on March 31, 1997 and ending on March 31, 2002; the preferred stock is convertible into common stock at a price per share of common stock equal to 80% of the defined average market value of a share of common stock on the date of conversion. The preferred stock bears dividends on a cumulative basis currently at 4.2% and declines by 1.4% each June 30th until no dividends are payable.

     The preferred stock is non-voting. However, the terms of the preferred stock provide that holders shall have the right to appoint two directors to the Company's Board of Directors if the preferred stock dividends are in default for six consecutive quarters. At April 2, 1999, the Company was in arrears $840,000 of dividends.

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

      In November 1995, the Company's Board of Directors approved a plan to repurchase up to two million of its common shares, from time to time in the open market. In May 1998, the plan was modified to approve the repurchase of up to $2 million of common shares. Although there are 47,828,215 shares outstanding, approximately 29.2 million shares are held directly or indirectly by affiliated entities of Geoffrey Jurick, Chairman, Chief Executive Officer and
President of the Company. The Company agreed with Mr. Jurick that such shares would not be subject to repurchase under the Plan approved in 1995 and modified in 1998. During the year ended April 2, 1999, the Company repurchased 3,503,400 shares of common stock at a cost of $1,907,000. No stock was repurchased for the years ended April 3, 1998 or March 31, 1997. The shares repurchased during the year ended April 2, 1999 were funded by working capital.

NOTE 10 -- CAPITAL STRUCTURE:

      The outstanding capital stock of the Company at April 2, 1999 consisted of common stock and Series A convertible preferred stock. The preferred shares are convertible to common shares at any time beginning March 31, 1997 until March 31, 2002.

     During the year ended April 2, 1999, 100 shares of Series A Preferred Stock were converted into 286,885 shares of common stock. If all existing outstanding Preferred shares were issuable. Dividends for the Preferred Stock accrue and are payable quarterly at 7% up to March 31, 1997 then decline by 1.4% each succeeding year until March 31, 2001 when no further dividends are payable. The dividend rate at April 2, 1999 was 4.2% and $840,000 of dividends were in arrears. Preferred shareholders have liquidation rights subordinated to the
Company's   Senior  Secured  Lender  and  8-1/2%  Senior  Subordinated
Convertible Debentures.

     The Company has outstanding approximately 1.2 million options with exercise prices ranging from $1.00 to $1.10. If the options were exercised, the holders would have rights similar to common shareholders. Approximately 986,000 outstanding warrants are convertible into approximately 986,000 shares of common stock at conversion prices ranging between $1.20 and $4.00. If the warrants were exercised, the holders would have rights similar to common shareholders.

       The Company has outstanding $20.8 million of Senior Subordinated Convertible Debentures due in 2002 and pay interest quarterly. The Debentures are redeemable, in whole or in part, at the Company's option at the following redemption prices beginning August 15, 1998 of 104% and declining by 1% per year until maturity.

      Holders may convert the Debentures at any time at a conversion price of $3.9875 per share of common stock, subject to certain adjustments which would result in 5.2 million additional common shares being issued. The Debentures are subordinated to all existing and future senior indebtedness.

NOTE 11 -- AVAILABLE-FOR-SALE SECURITIES:

     Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity. Realized gains and losses, and declines in market value judged to be other-than-temporary are included in earnings. During the fourth quarter of Fiscal 1999 the Company recorded an unrealized loss of $1,298,000 in earnings for securities whose decline in value was deemed to be other-than-temporary.

     The following is a summary of available-for-sale equity securities at April 2, 1999 (in thousands):

                                  Gross       Gross         Esti-
                                  Unreal-     Un-           mated
                                  ized        realized      Fair
                     Cost         Gains       Losses        Value

Equity Securities    $2,036       $  --       $1,298        $738


     As of April 3, 1998, there were no securities held as available-for-sale.

NOTE 12 -- NET EARNINGS (LOSS) PER SHARE:

      The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended April 2, 1999, April 3, 1998 and March 31, 1997:

                     (In thousands, except per share amount)

                             1999         1998         1997

Numerator:
Net income (loss)            $ 289        $(1,430)     $(23,968)
Less:  preferred stock
  dividends, and repurchase
  costs                        577            400           700
Numerator for diluted
  loss per share             $(288)        (1,830)      (24,668)

Denominator:
Denominator for basic
   earnings per share -
   weighted average
   shares                   49,398         45,167        40,292
Basic loss per share       $  (.01)          (.04)         (.61)
Diluted loss per share     $  (.01)          (.04)         (.61)


      Options and warrants to purchase 1,844,000, 1,826,000 and 2,410,000 of common stock were not included in computing diluted earnings per share for
Fiscal 1999, 1998 and 1997, respectively, because the effect would be antidilutive.

     Preferred stock convertible into 8,680,000, 14,700,000 and 9,000,000 shares of common stock were not included in computing diluted earnings per share for Fiscal 1999, 1998 and 1997, respectively, because the effect would be antidilutive.

      Senior subordinated debentures convertible into 5,204,000 shares of common stock if converted were not included in computing diluted earnings per share for Fiscal 1999, 1998 and 1997, respectively, because the effect would be antidilutive.

NOTE 13 -- LICENSE AGREEMENTS:

     The Company has several license agreements in place that allow licensees to use the Emerson and G Clef trademark for the manufacture and/or the sale of consumer electronics and other products. The license agreements cover various countries throughout the world and are subject to renewal at the initial expiration of the agreements. Additionally, the Company has entered into several sourcing and inspection agreements that require the Company to provide these services in exchange for a fee. License revenues recognized in Fiscal years 1999, 1998 and 1997 were $3,633,000, $5,597,000 and $5,040,000, respectively. The decrease in licensing revenues was primarily attributable to the expiration of the agreement described in the next paragraph. The Company records a majority of licensing revenues as they are earned over the term of the related agreements.

      In February 1995, the Company and one of its largest Suppliers and certain of the Supplier's affiliates (collectively, the "Supplier") entered into two mutually contingent agreements (the "Agreements"). Effective March 31, 1995, the Company granted a license of certain trademarks to the Supplier for a three-year term. The license permitted the Supplier to manufacture and sell certain video products under the Emerson and G Clef trademark to one of the Company's largest customers (the "Customer") in the U.S. and Canada, and precluded the Supplier from supplying product to the Customer other than under the Emerson and G Clef trademark or the Supplier's other trademark. Further, the Agreements provided that the Supplier would supply the Company with certain video products for sale to other customers at preferred prices for a three-year term. Under the terms of the Agreements, the Company received non-refundable minimum annual royalties from the Supplier to be credited against royalties earned from sales of video cassette recorders and players, television/video cassette recorder and player combinations, and color televisions to the Customer. In addition, effective August 1, 1995, the Supplier assumed responsibility for returns and after-sale and warranty services on all video products manufactured by the Supplier and sold to the Customer, including similar video products sold by the Company prior to April 1, 1995. Royalty income recognized by the Company pursuant to the Agreements was $4,000,000 in Fiscal 1998 and 1997, and are included in the balances provided above. The Agreements expired on March 31, 1998.

      In anticipation of the expiration of the Agreements, Emerson executed a four-year agreement ("Daewoo Agreement") with Daewoo Electronics Co. Ltd., ("Daewoo") in April 1997. This agreement provides that Daewoo will manufacture and sell television and video products bearing the Emerson and G Clef trademark to customers in the U. S. market. Daewoo is responsible for and assumes all risks associated with, order processing, shipping, credit and collections, inventory, returns and after-sale service. The Company will arrange sales and provide marketing services and in return receive a commission for such services. The Daewoo agreement does not contain minimum annual commissions and is entirely dependent on the volume of sales made by the Company that are subject to the Daewoo Agreement. Either party upon 90 days notice can terminate this agreement without cause.

     Additionally, the Company has several other licensing agreements in place with Licensees primarily in the United States, Latin America and parts of Europe.

      Throughout many parts of the world, the Company maintains distributorship agreements that allow the Distributor to distribute the Company's product into defined geographic areas. Currently the Company has distributors in Spain, India, China, Canada and South Africa.

NOTE 14 -- LEGAL PROCEEDINGS:

CERTAIN OUTSTANDING COMMON STOCK

     Pursuant to the Company's bankruptcy restructuring plans on March 31, 1994, 30 million shares of the Company's Common Stock were issued to GSE Multimedia Technologies Corporation ("GSE"), Fidenas International Limited, L.L.C. ("FIN") and Elision International, Inc. ("Elision"). GSE, FIN and Elision (the "Affiliated Entities") are all affiliates of Geoffrey P. Jurick, the Company's Chairman of the Board, Chief Executive Officer and President. On June 11, 1996, a Stipulation of Settlement and Order (the "Settlement Agreement") was executed in proceedings before the United States District Court for the District of New Jersey, which settled various legal proceedings in Switzerland, the Bahamas and the United States. The Settlement Agreement provides for, among other things, the payment by Mr. Jurick and his Affiliated Entities of $49.5 million to various claimants of Mr. Jurick and the Affiliated Entities (the "Creditors"), to be paid from the proceeds of the sale of certain of the 29.2 million shares of Emerson common stock (the "Settlement Shares") owned by the Affiliated Entities. In addition, Mr. Jurick is to be paid the sum of $3.5 million from the sale of the Settlement Shares. The Settlement Shares are to be sold over an indeterminate period of time by a financial advisor, TM Capital (the "Advisor") pursuant to marketing plan taking into consideration (i) the interests of Emerson's minority stockholders, and (ii) the goal of generating sufficient proceeds to pay the Creditors and Mr. Jurick as quickly as possible. The Settlement Shares have been divided into two pools. The Pool A Shares currently consist of 15.3 million shares of Emerson's common stock. The Pool B Shares currently consist of the number of Emerson shares with respect to which Mr. Jurick must retain beneficial ownership of voting power to avoid an event of default arising out of a change of control pursuant to the terms of the Company's Loan and Security agreement ("Senior Secured Credit Facility") with a U.S. financial institution (the "Lender") and/or the Indenture governing the
Company's   8-1/2%  Senior  Subordinated  Convertible  Debentures  Due  2002
(the "Debentures").  Sales  of  the Settlement Shares  may  be
made  pursuant  to  a registered  offering if the sales price is not less than 90% of the  average  of the  three  most recent closing prices (the "Average Closing Price"), or, other than in a registered offering, of up to 1% per quarter of the Emerson common stock outstanding, if the sales price is not less than 90% of the Average Closing Price. Any other attempted sales are subject to the consent of the Company, Mr. Jurick, the Creditors, and, if necessary, the United States District Court in Newark, New Jersey.

      All of the Settlement Shares secure payment of the $49.5 million owed to the Creditors on a first priority basis. Any Creditor may apply to the Court for an order to terminate the Settlement Agreement if certain events occur. Such events include, without limitation, delisting of the Settlement Shares from a national securities exchange or a determination that there is no reasonable prospect that the goals contemplated by the Settlement Agreement can be achieved. In November 1997, Petra Stelling and Barclays Bank filed a motion with the Court for an order (i) terminating the Settlement Agreement on the ground that there is no reasonable prospect that the goals contemplated by the Settlement Agreement can be accomplished, and (ii) granting the Creditors authorization to exercise all the rights and remedies provided by the Settlement and Pledge Agreements in the event of termination including authorizing the Collateral Agent to sell the Emerson Shares to fund payment of the Settlement Amount and to vote the Emerson Shares pending such sale, directing the entry and release of the Consent Judgments, authorizing Petra Stelling to enforce the Swiss Judgment and for such other relief as the Court deems appropriate. The Company and Mr. Jurick responded, the Creditors replied and a hearing on the motion concluded in July 1998. No decision has been rendered by the Court.

      If the Court enters an order terminating the Settlement Agreement, the Creditors may take any action permitted by law to execute the Consent Judgments given to them in connection with the Settlement Agreement to collect the unpaid balance (including, without limitation, foreclosing on the Settlement Shares). If the Creditors foreclose on the Settlement Shares and such foreclosure results in a change of control (as defined in the Senior Secured Credit Facility), such foreclosure will be deemed an event of default under the Company's Senior Secured Credit Facility entitling the holders to accelerate payment of such indebtedness. In addition, if a change of control (as defined in the Indenture governing the Debentures) occurs, each of the holders of the Debentures, subject to the right of the Senior Secured Creditors to impose a 120 day payment block, has the right to require the Company to repurchase its Debentures at the par value thereof plus accrued but unpaid interest. Such repurchases may have a material adverse effect on the Company's future business activities. Furthermore, a change of control will severely limit the Company's ability to utilize existing tax net operating losses (NOL's) affecting loss and foreign tax credit limitations provided by the Internal Revenue Codes.

OTAKE

      On December 20, 1995, the Company filed suit in the United States District Court for the District of New Jersey against Orion Sales, Inc., Otake Trading Co. Ltd., Technos Development Limited, Shigemasa Otake, and John Richard Bond, Jr., (collectively, the "Otake Defendants") seeking damages and alleging breach of contract, breach of covenant of good faith and fair dealing, unfair competition, interference with prospective economic gain, and conspiracy in connection with certain activities of the Otake Defendants under certain agreements between the Company and the Otake Defendants. The Court has scheduled a September 28, 1999 trial date.

      On December 21, 1995, Orion Sales, Inc. and Orion Electric (America), Inc. filed suit against the Company in the United States District Court, Southern District of Indiana, Evansville Division, subsequently amended, alleging various breaches of certain agreements by the Company, including breaches of the confidentiality provisions, certain payment breaches, breaches of provisions relating to product returns, and other alleged breaches of those agreements, and seeking declaratory and injunctive relief and damages in the amount of $3.2 million, together with interest thereon, attorneys' fees, and certain other costs. The Company is presently owed the sum of $5 million from Orion representing royalty payments past due and owing pursuant to a certain License Agreement dated February 22, 1995 by and between the Company and Orion. In the context of the action pending in the Southern District of Indiana (the "District Court"), Orion has executed a pre-judgment garnishment of these funds and deposited them with the Clerk of the District Court pursuant to an Order of the District Court. Orion has not contested the Company's entitlement to these royalty payments. Orion has also posted a bond with the District Court sufficient to compensate Emerson for any and all damages that may result from the pre-judgment garnishment.

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

      On December 11, 1998, the District Court in the Southern District of Indiana, granted Emerson Partial Summary Judgment in the amount of $2,956,604 plus additional costs as a result of Orion having refused to accept returns pursuant to the License Agreement (the "Returns"). The Court also granted Orion Summary Judgment in the amount of $3,202,023 with interest for product previously purchased. On or about May 7, 1999 the Court amended its order dated December 11, 1998 awarding Emerson Partial Summary Judgment against Orion concerning liability for the "Returns" and set a trial date of July 19, 1999 for purposes of determining whether Emerson or Orion is responsible for the Returns. At the same time, that Court also issued an order determining that OEA was entitled to interest at the lesser rate of eight percent (8%) (OEA sought an award of interest at eighteen percent (18%)) on the December 11, 1998 summary judgment award to OEA in the amount of $3,202,023 for certain consumer electronic product that Emerson had ordered and received for OEA. The parties have since agreed that the Returns issue is to be decided in the District Court of New Jersey.

      The Company believes that it has a meritorious claim against the Otake Defendants, meritorious affirmative defenses in response to Orion's claim concerning liability for the Returns and believes that the results of the litigation should not have a material adverse effect on the financial condition of the Company or on its operations.

BANKRUPTCY CLAIMS

     The Company is presently engaged in litigation regarding a bankruptcy claim that has not been resolved since the restructuring of the Company's debt on March 31, 1994. This claim was filed on or about July 25, 1994, with the United States Bankruptcy Court for the District of New Jersey, in connection with the rejection of certain executory contracts with two Brazilian entities, Cineral Electronica de Amazonia Ltda. and Cineral Magazine Ltda. (collectively, "Cineral"). The amount currently claimed is for $93.6 million, of which $86.8 million represents a claim for lost profits. The claim will be satisfied, to the extent the claim is allowed by the Bankruptcy Court, in the manner other allowed unsecured claims were satisfied. The Company has objected to and contested the claim and believes it has meritorious defenses to the highly speculative portion of the claim for lost profits and the portion of the claim for actual damages for expenses incurred prior to the execution of the contracts. An adverse final ruling on the Cineral claim could have a material adverse effect on the Company, even though it would be limited to 18.3% of the final claim determined by a court of competent jurisdiction; however, with respect to the claim for lost profits, the Company believes the chances for recovery for lost profits are remote.

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

NOTE 15 -- BUSINESS SEGMENT INFORMATION AND MAJOR CUSTOMERS:

      The consumer electronics business is the Company's only business segment. Operations in this business segment are summarized below by geographic area:

                               Year Ended April 2, 1999
                                    (In thousands)
                          U.S.       Foreign    Eliminations   Consolidated

Sales to unaffiliated
   customers              $154,282   $  4,448   $        --    $   158,730
Income (loss) before
   income taxes           $    472   $     24   $        --    $       496
Identifiable assets       $ 50,974   $  3,421   $        --    $    54,395


                               Year Ended April 3, 1998
                                    (In thousands)
                          U.S.       Foreign    Eliminations   Consolidated

Sales to unaffiliated
   customers              $159,108   $  3,622   $        --    $   162,730
Income (loss) before
   income taxes           $ (1,163)  $    (13)  $        --    $    (1,176)
Identifiable assets      $  53,885   $    912   $        --    $    54,767



                                 Year Ended March 31,
                                        1997
                          U.S.      Foreign      Eliminations   Consolidated

Sales to unaffiliated
   customers              $172,417  $ 6,291      $        --    $  178,708
Transfers between
   geographic areas       $  2,592  $   581      $    (3,173)   $       --
Total net revenues        $175,009  $ 6,872      $    (3,173)   $  178,708
Income (loss) before
   income taxes           $(21,947) $(1,791)     $        --    $  (23,738)
Identifiable assets       $ 58,382  $   386      $        --    $   58,768


      Transfers between geographic areas are accounted for on a cost basis. Identifiable assets are those assets used in operations in each geographic area.

      At April 2, 1999, April 3, 1998 and March 31, 1997, total assets include, $11,769,000, $9,187,000, and $10,657,000 respectively, of assets located in foreign countries.

      The Company's net sales to one customer aggregated approximately 52%, 53% and 36% of consolidated net revenues for the years ended April 2, 1999, April 3, 1998 and March 31, 1997, respectively. This customer approximated 10% of the Company's trade accounts receivable at April 2, 1999, and has not been collateralized. The Company's net sales to another customer aggregated 24%, 15% and 13% for the years ended April 2, 1999, April 3, 1998 and March 31, 1997, respectively. Trade accounts receivable from this customer were less than 9% of total trade receivables.

Note 16 -- Investment in Joint Venture:

      The Company has a 50% investment in E & H Partners, a joint venture in liquidation that refurbished and sold certain of the Company's product returns. The results of this joint venture were accounted for by the equity method and the Company's equity in the earnings (loss) of the joint venture was reflected as an increase or reduction of cost of sales. Summarized financial information relating to the joint venture for the years ended April 2, 1999, April 3, 1998 and March 31, 1997 is as follows:

                                               1999      1998      1997
                                                     (In thousands)
Activity between Company and E & H Partners
  Accounts receivable from joint venture (a)   $1,226    $1,438    $ 3,522
  Investment in joint venture                      --        --        440
  Sales to joint venture                           --        --      5,792

E & H Partners Summarized Financial
Information
  Condensed balance sheet:
     Current assets                            $  323    $1,889    $ 7,947
             Total                             $  323    $1,889    $ 7,947

     Current liabilities                       $1,318    $2,609    $ 7,476
     Partnership equity                          (995)     (720)       471
             Total                             $  323    $1,889    $ 7,947

Condensed income statement:
     Net sales (b)                             $  396    $1,772    $31,564
     Net loss                                    (275)     (318)    (2,058)


(a) Accounts receivable are secured by a shared lien on the partnership's inventory with the other partner in the joint venture, and such lien had been assigned to the Lender as collateral for the U.S. line of credit facility.

(b)  Includes sales to the Company of $7,058,000 in Fiscal 1997.

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

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                                  SCHEDULE VIII
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)

Column A                          Column     Column     Column      Column
                                  B          C          D           E
                                  Balance    Charged                Balance
                                  at         to                     at
                                  Beginn-    costs                  end
                                  ing        and                    of year
Description                       of year    expenses   Deductions  (C)

Allowance for doubtful
   accounts/chargebacks:
Year ended:
  April 2, 1999                   $ 3,015    $  (152)   $ 177(A)    $ 2,686
  April 3, 1998                     2,686        666      337         3,015
  March 31, 1997                    2,831      2,558    2,703         2,686
Inventory reserves:
Year ended:
  April 2, 1999                   $   697      1,068    1,380(B)        385
  April 3, 1998                     2,161      1,507    2,971           697
  March 31, 1997                    1,222      4,560    3,621         2,161


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

                                INDEX TO EXHIBITS

                                                                  PAGE NUMBER
                                                                  IN
                                                                  SEQUENTIAL
                                                                  NUMBERING
EXHIBIT            DESCRIPTION                                    SYSTEM


(2) Confirmation Order and Fourth Amended Joint Plan of Rorganization of Emerson Radio Corp. ("Old Emerson") and certain subsidiaries under Chapter 11 of the United
         States Bankruptcy Code, dated March 31, 1994 (incorporated by reference to Exhibit (2) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the Securities and Exchange Commission ("SEC") on August 9, 1994).

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

 (10) (h) Stipulation of Settlement and Order dated June 11, 1996 by and among the Official Liquidator of Fidenas International Bank Limited, Petra Stelling, Barclays Bank PLC, the Official Liquidator of Fidenas Investment Limited, Geoffrey P. Jurick, Fidenas International Limited, L.L.C., Elision International, Inc., GSE Multimedia Technologies Corporation and Emerson (incorporated by reference to Exhibit 10(ae) of Emerson's Annual Report on Form 10-K for the year ended March 31, 1996).

(10) (i) Pledge Agreement dated as of February 4, 1997 by Fidenas International Limited, L.L.C. ("FIN") in favor of TM Capital Corp. (incorporated by reference to Exhibit
          (10)(a) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

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

 (10) (l) Agreement dated April 10, 1997 between Emerson and Daewoo Electronics Co., Ltd. (incorporated by reference to Exhibit (ak) of Emerson's Annual Report on Form 10-K of the year ended March 31, 1997).

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

(10) (q) Form of Termination of Employment Agreement between Emerson and John Walker dated as of January 15, 1998. (incorporated by reference to Exhibit (10) (q) of Emerson's Annual Report on Form 10-K for the year ended April 3, 1998).

(10) (r) License Agreement dated as of March 30, 1998 by and between Tel-Sound Electronics, Inc. and Emerson. (incorporated by reference to Exhibit (10) (r) of Emerson's
          Annual  Report on Form 10-K for the year ended April  3,
          1998).

(10) (s) License Agreement dated as of March 31, 1998 by and between WW Mexicana, S. A. de C. V. and Emerson. (incorporated by Reference to Exhibit (10) (s) of Emerson's Annual Report on Form 10-K for the year ended April 3, 1998).

(10) (t) Amendment No. 6 to Financing Agreements, dated as of August 14, 1997 (incorporated by reference to Exhibit
          (10) (g) of Emerson's Quarterly Report on Form 10-Q for quarter ended September 30, 1997.

(10) (u) Amendment No. 7 to Financing Agreements, dated as of March 31, 1998. (incorporated by reference to Exhibit
          (10) (t) of Emerson's Annual Report on Form 10-K for the year ended April 3, 1998).

(10) (v) Amendment No. 1 to Pledge and Security Agreement dated as of March 31, 1998. (incorporated by reference to Exhibit (10) (u) of Emerson's Annual Report on Form 10-K for the year ended April 3, 1998).

(10) (w) Second Lease Modification dated as of May 15, 1998 between Hartz Mountain, Parsippany and Emerson. (incorporated by reference to Exhibit (10) (v) of Emerson's Annual Report on Form 10-K for the year ended April 3, 1998).

(10) (x) Amendment No. 8 to Financing Agreements, dated as of November 13, 1998. (incorporated by reference to Exhibit (10) (a) of Emerson's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998).

(10) (y) Third Lease Modification made the 26 day of October, 1998 between Hartz Mountain Parsippany and Emerson.
          (incorporated by reference to Exhibit (10) (b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998).

(10) (z) Purchasing Agreement, dated June 30, 1998, between AFG-Elecktronik GmbH and Emerson Radio International Ltd. (incorporated by reference to Exhibit (10) (c) of Emerson's quarterly report on Form 10-Q for the quarter ended October 2, 1998).

(10) (aa) Purchasing Agreement, dated March 5, 1999, between AFG-Elecktronik GmbH and Emerson Radio International Ltd.*

(10) (ab) Amendment No. 9 to Financing Agreements, dated June  16,
          1999.*

(12) Computation of Ratio of Earnings (Loss) to Combined Fixed Charges and Preferred Stock Dividends. *

(21)      Subsidiaries of the Company as of  April  2, 1999.*

(23)      Consent of Independent Auditors.*

(27)      Financial Data Schedule for the fiscal year ended April 2,1999.*

 ___________________
* Filed herewith.

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

                       Year       Year       Year        Year          Year
                       Ended      Ended      Ended       Ended         Ended
                       Apr. 2,    Apr. 3,    Mar. 31,    Mar. 31,      Mar. 31,
                       1999       1998       1997        1996          1995

Pretax earnings
   (loss)              $  496     $(1,176)   $(23,738)   $ (13,363)    $ 7,642

Fixed charges:
   Interest             1,925       1,833       2,789        2,788       2,582
   Amortization of
     debt expenses        347         677         640          487         300
                        2,272       2,510       3,429        3,275       2,882

Pretax earnings
   (loss) before
   fixed charges       $2,768      $1,334    $(20,309)    $(10,088)    $10,524

Fixed charges:
   Interest            $1,925      $1,833    $  2,789     $  2,788     $ 2,582
   Amortization of
     debt expenses        347         677         640          487         300
   Preferred stock
     dividend
     Requirements         171         400         700          700        725(a)
                       $2,443      $2,910     $ 4,129     $  3,975     $3,607

Ratio  of  earnings
  (loss) to combined
  fixed charges and
  preferred stock
  dividends              1.13         .46       (4.92)       (2.54)      2.92

Coverage deficiency     --         $1,576      $4,129       $3,975         --


________________________
(a) The preferred stock dividend requirements have been adjusted to reflect the pretax earnings which would be required to cover such dividend requirements.



                                   EXHIBIT 21
                      EMERSON RADIO CORP. AND SUBSIDIARIES
                              EXHIBIT TO FORM 10-K
                         SUBSIDIARIES OF THE REGISTRANT


                                      Jurisdiction of              Percentage
Name of Subsidiary                    Incorporation                of Ownership

Emerson Radio (Hong Kong) Limited     Hong Kong                    100%*
Emerson Radio International Ltd.      British Virgin Islands       100%
Sport Supply Group, Inc.              Delaware                      31%


  *  One share is owned by a resident director pursuant to local law.