Form 10-Q
period 1999-07-02
EMERSON RADIO CORP
filed 1999-08-16
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 1999

                             or

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

  Indicate the number of shares outstanding of common stock as of August 5, 1999: 47,828,215.

                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
           (In thousands, except earnings per share data)

                                       Three Months Ended
                                      July 2,      July 3,
                                       1999         1998

Net revenues                        $ 43,447      $59,126

  Costs and expenses:

    Cost of sales                     38,271       51,888
    Other operating costs and
      expenses                           773        1,266
    Selling, general &
      administrative expenses          3,864        4,898

                                      42,908       58,052

Operating income                         539        1,074

Equity in earnings of Affiliate          459          443
Write-down of investment                  --         (185)
Interest expense, net                   (574)        (569)

Income before income taxes               424          763

Provision (benefit) for income
    taxes                                  9           (1)

Net income                          $    415     $    764

Net income per common share

  Basic                             $    .01     $    .01
  Diluted                           $    .01     $    .01

Weighted average shares
  outstanding

  Basic                               47,828      51,220
  Diluted                             55,197      64,253


The accompanying notes are an integral part of the interim consolidated financial statements.

                 EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (In thousands)
                                            July 2,     April 2,
                                             1999         1999
                                          (Unaudited)
                 ASSETS

Current Assets:
  Cash and cash equivalents               $    1,469    $ 3,100
  Available for sale securities (net of
     fair value adjustment of $1,545
     and $1,298, respectively)                   490        738
  Accounts receivable (less allowances
     of $4,109 and $3,907, respectively)       4,797      5,143
  Other receivables                            6,644      6,782
  Inventories                                 13,863     11,608
  Prepaid expenses and other current
     assets                                    1,929      2,839
           Total current assets               29,192     30,210

Property and equipment - (net of
    accumulated depreciation and
    amortization of $2,913 and
    $2,777, respectively)                      1,212      1,211
Investment in Affiliates and Joint
    Venture                                   19,974     19,525
Other assets                                   2,970      3,449
           Total Assets                     $ 53,348   $ 54,395

  LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Notes payable                             $  2,825   $  2,216
  Current maturities of long-term debt            47         50
  Accounts payable and other current
    Liabilities                               15,156     16,759
  Accrued sales returns                        4,004      3,926
  Income taxes payable                           152        400
           Total current liabilities          22,184     23,351

Long-term debt, less current maturities       20,750     20,750
Other non-current liabilities                     76         97

Shareholders' Equity:
  Preferred shares - 10,000,000
    shares authorized, 3,714
    shares issued and outstanding              3,343      3,343
  Common shares - $.01 par value,
    75,000,000 shares authorized,
    51,331,615 shares issued;
    47,828,215 shares outstanding                513        513
  Capital in excess of par value             113,288    113,288
  Cumulative translation adjustment              (78)       (78)
  Unrealized loss on marketable
    securities                                  (248)        --
  Accumulated deficit                       (104,573)  (104,962)
  Treasury stock, at cost 3,503,400
    shares                                    (1,907)    (1,907)
          Total shareholders' equity          10,338     10,197
          Total Liabilities and
              Shareholders'Equity          $  53,348  $  54,395


The accompanying notes are an integral part of the interim consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                         Three Months Ended
                                          July 2,   July 3,
                                           1999      1998

Cash Flows from Operating Activities:

  Net cash (used) provided by operating
     activities                          $(1,805)   $2,521

Cash Flows from Investing Activities:

  Net cash used by investing
    activities                              (385)      (44)

Cash Flows from Financing Activities:

  Net cash provided by financing
    activities                               559       534

Net increase (decrease) in cash and
    cash equivalents                      (1,631)    3,011

Cash and cash equivalents at beginning
    of year                                3,100     1,608

Cash and cash equivalents at end of
   period                                 $1,469    $4,619

Supplemental disclosure of cash flow
   information:

  Interest paid                           $  530      $532

  Income taxes paid                       $   11      $ 32


The accompanying notes are an integral part of the interim consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1 - BUSINESS

      The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Emerson Radio Corp.'s (the "Company" or "Emerson") consolidated financial position as of July 2, 1999 and the results of operations for the quarters ended July 2, 1999 and July 3, 1998. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities
and Exchange Commission and accordingly  do  not include   all  of
the  disclosures  normally  made  in  the  Company's   annual
consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended April 2, 1999 ("Fiscal 1999"), included in the Company's annual report on Form 10-K.

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

      Due to the seasonal nature of the Company's consumer electronics business, the results of operations for the quarter ended July 2, 1999 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2000 ("Fiscal 2000").

      The management of the Company considers the Company to have one reportable segment, consumer electronics, and assesses performance on a single segment basis.

      Beginning in Fiscal 1998, the Company changed its financial reporting year to a 52-53 week year ending on the Friday closest to March 31. Accordingly, the current fiscal year will end on March 31, 2000. Such change in the Company's financial reporting year will not have a material effect on the Company's results of operations.

      Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current period's presentation.

NOTE 2 - COMPREHENSIVE INCOME

     The Company's total comprehensive income for the three months ended July 2, 1999 and July 3, 1998 are as follows (in thousands):

                                      Three Months Ended
                                       July 2     July 3,
                                       1999        1998

Net Income                             $  415     $  764

Unrealized losses on securities,
   net                                   (248)       ---

Comprehensive Income                   $  167     $  764


NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                For the Three
                                                Months Ended
                                          July 2,         July 3,
                                           1999            1998

Numerator:
Net income                                $   415         $   764
Less:  preferred stock dividends               26              54
Numerator for basic earnings per
    share - income available to
    common stockholders                       389             710
Add back to effect assumed conversions:
  Preferred stock dividends                    26              54
  Numerator for diluted earnings
    per share                              $  415         $   764

Denominator:
Denominator for basic earnings
    per share - weighted average
    shares                                 47,828          51,220
Effect of dilutive securities:
  Preferred shares                          7,369          13,033
Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    conversions                             55,197         64,253
Basic earnings per share                   $   .01        $   .01
Diluted earnings per share                 $   .01        $   .01


NOTE 4- CAPITAL STRUCTURE

      The outstanding capital stock of the Company at July 2, 1999 consisted of common stock and Series A convertible preferred stock. The preferred shares are convertible to common shares until March
31,  2002.

      During  the  quarter ended July 3, 1998, 100 shares of Series
A Preferred Stock were converted into 286,885 shares of common stock. There were no conversions of Series A Preferred
Stock for the quarter ended July 2, 1999. If all existing outstanding preferred shares were converted at July 2, 1999, an estimated
7.7 million additional common shares would be issuable. The dividend rates on the Series A Preferred Stock at July 2, 1999 and
July 3, 1998 were 2.8% and  4.2%, with $879,000 and
$801,000 of dividends in arrears, respectively. The dividend rate declines by 1.4% each succeeding year until March 31, 2001 when no further dividends are payable.

      At  July  2,  1999, the Company had outstanding approximately
1.2 million options with exercise prices ranging from $1.00 to $1.10. Approximately 986,000 outstanding warrants are convertible into approximately 986,000 shares of common stock at conversion prices ranging between $1.20 to $4.00.

      The Company also has outstanding approximately $20.8 million of Senior Subordinated Convertible Debentures due in 2002. See
"Note 9 - Long  Term  Debt" and "Note 11 - Subsequent Event".

NOTE 5 - INCOME TAXES

      Income tax provisions and benefits for the quarterly periods ended July 2, 1999 and July 3, 1998 consist of taxes related to international operations. The Company does not recognize tax benefits for losses incurred by its domestic operations.

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

      The following is a summary of available-for-sale equity securities at July 2, 1999 (in thousands):

                                  Gross       Gross       Estimate
                                Unrealized   Unrealized     Fair
                      Cost        Gains         Losses     Value

Equity Securities     $2,036    $--          $1,546       $490


As of July 3, 1998 there were no securities held as available-for-sale.

NOTE 8 - INVESTMENT IN SPORT SUPPLY GROUP, INC.

      The Company owns 2,269,500 (31% of the outstanding) shares of common stock of  Sport  Supply Group, Inc. ("SSG") which it
purchased in 1996 at an aggregate cost  of $15,728,000.  In
addition, the Company owns warrants also purchased  by it  in  1996 for $500,000 to purchase an additional 1 million shares of SSG at $7.50 per share ("SSG Warrants"). If the Company exercises all of the SSG Warrants, it will beneficially own approximately 40% of the SSG common shares. Effective March 1997, the Company entered into a Management Services Agreement with SSG, under which SSG provides various managerial and administrative services to the Company.

     The investment in and results of operations of SSG are accounted for by the equity method. The Company's investment in SSG includes goodwill of $6,530,000 which is being amortized on a straight line basis over 40 years. At July 2, 1999, the aggregate market value quoted on the New York Stock
Exchange of SSG common shares equivalent in number to those owned by Emerson was approximately $23 million.
Summarized financial information derived from SSG's financial reports to the Securities and Exchange Commission was as follows (in thousands):

                                               (Unaudited)
                                    July 2, 1999        April 2, 1999

Current assets                      $ 41,808            $ 44,322
Property, plant and equipment
   and other assets                   30,832              30,252
Current liabilities                   14,068              14,965
Long-term debt                        16,063              19,045
Stockholders' Equity                  42,510              40,563



                                              (Unaudited)
                                    For the 3 Months    For the 3 Months
                                       Ended                Ended
                                    July 2, 1999        July 3, 1998

Net sales                           $ 26,310            $ 25,340
Gross profit                          10,717               9,840
Net income                             1,759               1,739


See "Note 11 - Subsequent Event".

NOTE 9 - LONG-TERM DEBT

      As of July 2, 1999 and April 2, 1999 long-term debt consisted of the following in (thousands of dollars):


                                        July 2      April 2
                                          1999       1999

8-1/2% Senior Subordinated Convertible
  Debentures Due 2002                   $20,750     $20,750
Equipment notes and other                    47          50
                                         20,797      20,835

Less current obligations                     47          50
  Long term debt                        $20,750     $20,750


     The Senior Subordinated Convertible Debentures Due 2002 ("Debentures") were issued in August 1995, bear interest at the rate of 8-1/2% per annum, payable quarterly, and mature on August 15, 2002. The Debentures are convertible into shares of the Company's common stock at any time prior to redemption or maturity at a conversion price of $3.9875 per share, subject to adjustment
under certain circumstances.   Beginning August 15, 1998, at the
option of the Company, the Debentures are redeemable in whole or in part at an initial redemption price of 104% of principal, decreasing by 1% per year until maturity. The Debentures are subordinated to all existing and future senior indebtedness (as defined in the Indenture governing the Debentures). The Debentures restrict, among other things, the amount of senior indebtedness and other indebtedness that the Company, and, in certain instances, its subsidiaries, may incur. Each Debenture holder has the right to cause the Company to redeem the Debentures if certain designated events (as defined) should occur. See "Note 11 - Subsequent Event".

NOTE 10 - LEGAL PROCEEDINGS

      The Company is involved in a number of legal proceedings and claims of various types, the most significant of which are described in "Part I - Item 3. Legal Proceedings" of the Company's Form 10-K for the fiscal year ended April 2, 1999 and "Part
II -- Other Information Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q, and Form 8-K dated August 6, 1999. While any such litigation contains an element of uncertainty, management presently believes that the outcome of such proceedings and claims will not have a material adverse effect on the Company's consolidated financial position.

Note 11 - SUBSEQUENT EVENT

      On August 3, 1999, the Company and Geoffrey P. Jurick, the Company's Chairman of the Board, Chief Executive Officer and President, entered into a letter of intent with Oaktree Capital Management Corp. and certain of its affiliated entities ("Oaktree"). The letter of intent sets forth a proposed series of transactions which, if consummated, would result in the following:

 .    The Company would sell its entire ownership in SSG to Oaktree.
     Under the terms of the letter of intent, Oaktree would purchase from Emerson 2,269,500 shares of SSG common stock and warrants to purchase one million shares for a purchase price consisting of $15 million in cash, the surrender of approximately $13.9 million face amount of Emerson's convertible debentures presently owned by Oaktree and an exit consent amending certain provisions of the indenture governing the Company's convertible debentures.

 .    The  Company  would  purchase up to $23 million of its
     outstanding common stock through a self-tender offer at a price of not less than $1.00 per share. The $15 million cash proceeds from the sale of the SSG securities would be utilized by Emerson to fund, in part, a partial tender offer. The remainder of the $23 million would come from additional borrowings.

 .    The  resolution of litigation between Mr. Jurick, Emerson's
     Chairman and largest shareholder, and certain of his creditors. Pursuant to the terms of the letter of intent and an option agreement, Oaktree would acquire all claims held by certain creditors of Mr. Jurick for $20 million. The claims to be acquired by Oaktree have been the subject of litigation in the U.S. District Court for the District of New Jersey. Under the terms of the transactions, Mr. Jurick would use amounts received by him pursuant to Emerson's selftender, together with certain other funds, to acquire those claims from Oaktree, thereby eliminating the need for him to sell his Emerson shares. Subject to approval by SSG's Board, Mr. Jurick also intends to assign options to acquire 300,000 shares of SSG's common stock to Oaktree.

Completion of the transaction described is contingent upon a number of conditions being satisfied.

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition

GENERAL

      The Company's operating results and liquidity are impacted by the seasonality of its business. The Company records the majority of its annual sales in the fiscal quarters ending in September and December and receives the largest amount of customer returns in the fiscal quarters ending in March and June. Therefore, the results of operations discussed below are not necessarily indicative of the Company's results for any subsequent periods or for the year ending March 31, 2000. The Company expects its United States sales for the quarter ended October 1, 1999 to increase as compared to the quarter ended October 2, 1998 due to increased product sales.

RESULTS OF OPERATIONS

      NET  REVENUES   Consolidated net revenues for the three month
period ended July 2, 1999 decreased $15.7 million (26.5%) as compared to the same period ended July 3, 1998. The decrease in net revenues resulted primarily from decreased unit sales of audio products and microwave ovens, partially offset by the introduction of the Digital Video Disc (DVD) product line. The decline in audio products was primarily attributable to a one-time sale of an audio unit in the quarter ended July 2, 1998. Revenues earned from the licensing of the Emerson and G-Clef trademark were $704,000 and $613,000 in the three month period ended July 2,1999 and July 3,1998, respectively.

      The Company reports royalty and commission revenues earned from its licensing arrangements, covering various products and territories, in lieu of reporting the full dollar value of such sales and associated costs.

      COST  OF  SALES    Cost  of Sales, as a percentage  of
consolidated net revenues for both periods was 88%.

      OTHER  OPERATING COSTS AND EXPENSES   Other operating costs
and expenses decreased $493,000 for the three months ended July 2, 1999 as compared to the same period in Fiscal 1999, primarily as a result of reduced handling charges on returns.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S,G&A") S,G&A decreased by $1.0 million in the period ended July 2, 1999 as compared to the same period last year. The decrease was primarily attributable to a reduction in charges related to bad debts, partially offset by an increase in salaries and professional fees.

       EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE   The
Company's 31% share in the earnings of SSG amounted to $459,000 for the three month period ended July 2, 1999 as compared to $443,000 for the same period in the prior year.

      WRITE-DOWN OF INVESTMENT   Write-down for the three months
ended July 3, 1998 consisted of a charge of $185,000 for the write-down of a foreign investment.

      INTEREST  EXPENSE   Interest expense was substantially
unchanged for the three months ended July 2, 1999 as compared to the same period in the prior year.

      NET  INCOME   As a result of the foregoing factors, the
Company   recorded net  income of $415,000 for the three months
ended July 2, 1999, as compared to $764,000 for the three months ended July 3, 1998.

     LIQUIDITY AND CAPITAL RESOURCES

       Net  cash  used by operating activities was $1.8 million  for the  three months  ended July 2, 1999.  Cash was utilized primarily to increase inventory. This was done in anticipation of a possible longshoremen strike that could have materially and adversely affected
the Company's ability to import  product.   A tentative contract was
approved in July with the longshoremen's union ending the possibility of a strike.

      In the three months ended July 2, 1999, the Company's financing activities provided $559,000 of cash. The Company increased its borrowings under its $10 million U.S. line of credit facility from $2.2 million at April 2, 1999 to $2.8 million at July 2, 1999. The Company maintains two credit facilities with a Hong Kong based bank: a $3.5 million letter of credit facility and a $25 million back-to-back letter of credit facility. At July 2, 1999, there was $3.2 million and $17.0 million, respectively, of letters of credit outstanding under these facilities.

      At present, management believes that future cash flow from operations and its existing institutional financing noted above will be sufficient to fund all of the Company's cash requirements for the next twelve months. However, the adequacy of future cash flow from operations is dependent upon the Company achieving its operating plan. The Company's proposed sale of its ownership interest in SSG would initially reduce its existing long-term debt by approximately $13.9 million. However, the Company would need an additional facility of approximately $8 million to fund the $23 million partial self-tender for its own shares of stock, resulting in a net reduction of approximately $5.9 million of indebtedness.
See "Note 11 - Subsequent Event".

      As of July 2, 1999 the Company had no material commitments for capital expenditures.

INFLATION AND FOREIGN CURRENCY

     Neither inflation nor currency fluctuations had a significant effect on the Company's results of operations during the first quarter of Fiscal 2000. The Company's exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The Company purchases virtually all of its products from manufacturers located in various Asian countries. These countries are emerging from an economic and financial market crisis that, to date, has not adversely affected the Company's ability to purchase product. If the economic recovery currently in progress should reverse its trend, it could adversely affect the Company's relationship with its suppliers and its ability to acquire products. Additional financial turmoil in the South American economies may have an adverse impact on the Company's South American licensee.

YEAR 2000

      The Year 2000 issue is primarily the result of computer programs or databases using a two-digit format, as opposed to four
digits, to  represent  a calendar  year.   Some  computer systems
will be unable to correctly interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in the operation or accuracy of such systems. The Company has undertaken a company-wide study and testing program to locate and cure any Year 2000 issues in the products or systems on which it relies and in the products it offers for sale. The Company has completed the Year 2000 project and is Year 2000 compliant. The specific costs of achieving Year 2000 compliance was approximately $500,000. The Company has been working jointly with strategic vendors and business partners to identify any Year 2000 issues that may impact the Company.
The Company anticipates that evaluation and corrective actions, if any, will be ongoing throughout 1999. To date, the Company has not identified any such problems requiring corrective action that will result in a material adverse impact on the Company. However, there can be no assurance that the companies with which the Company does business will achieve Year 2000 compliance in a timely fashion, or that such failure to comply by another company will not have a material adverse effect on the Company. The Company believes the products it currently offers for sale or license are all Year 2000 compliant, and that the cost to remediate any previously sold product that is not Year 2000 compliant will not be material. The Company has incurred and will incur internal but not incremental staff costs related to the above initiative.

      Based on the assessment effort to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition, results of operations, or cash flows. This represents a forward looking statement under the Private Securities Litigation Reform Act of 1995. Actual
results  could  differ  materially  from  the  Company's   belief
and expectations, which are based on certain assumptions and expectations that ultimately may prove to be inaccurate.
Potential sources of risk include (a) the inability of principal suppliers to be Year 2000 ready, which could result in delays in product deliveries from such suppliers; (b) disruption of the distribution channel, including transportation vendors; (c) customer problems that could affect revenue demand; and (d) undiscovered issues related to Year 2000 compatibility which could have a material adverse impact. The Company's Year 2000 assessment is ongoing and the consideration of contingency plans will continue to be evaluated as new information becomes available.
At this stage, however, the Company has not developed a comprehensive contingency plan to address situations that may result if any of the third parties upon which the Company is dependent is unable to achieve Year 2000 compliance. The need for such a contingency plan will be evaluated throughout 1999.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

       SFAS   No.  133,  "Accounting  for  Derivative  Instruments
and  Hedging Activities,"  which  will  be  effective  for  the
Company  for  Fiscal   2001, establishes  accounting  and  reporting
standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company has not yet determined the effects, if any, of implementing SFAS No. 133 on its reporting of financial information.

FORWARD-LOOKING INFORMATION

      This  report contains various forward looking statements under the Private Securities Litigation Reform Act of 1995 (the "Reform
Act') and information that is based on Management's beliefs as well as assumptions made by and information currently available to Management. When used in this report, the words "anticipate", "estimate",
"expect", "predict",   "project",   and   similar expressions are intended to
identify forward looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that could cause actual results to differ materially are as follows: (i) the ability of the Company to continue selling products to its largest customers whose net revenues represented 52% and 24% of Fiscal 1999 net revenues; (ii) competitive factors such as competitive pricing strategies utilized by retailers in the domestic marketplace that negatively impacts product gross margins; (iii) the ability of the Company to maintain its suppliers, primarily all of whom are located in the Far East; (iv) the outcome of litigation; (v) the ability of the Company to comply with the restrictions imposed upon it by its outstanding indebtedness; (vi) the Year 2000 Issue (as described above); (vii) general economic conditions; and (viii) the ability of the Company to execute its proposed plan involving the sale of its ownership interest in SSG and the partial self-tender for the Company's shares of common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not material.

                      PART II OTHER INFORMATION

ITEM 1.   Legal Proceedings.

          In June 1999, the Hong Kong Inland Revenue Department (the "IRD") accepted the Company's proposed compromise offer in which the Company and the IRD settled, without prejudice, an assessment of $858,000 for the amount of $256,000. This assessment related to the Fiscal 1993 to Fiscal 1998 tax years and asserted that certain revenues reported as non-taxable by Emerson Radio
          (Hong Kong) Ltd. were subject to a profits tax.

          For further information on litigation to which the Company is a party, reference is made to Part 1 Item-3-Legal Proceedings in the Company's most recent annual report on Form 10-K, and on Form 8-K dated August 6, 1999.

ITEM 2.   Changes in Securities and Use of Proceeds.

          None.

ITEM 3.   Default Upon Senior Securities.

               (a)  None

               (b)  None

ITEM 4.   Submission of Matters to a Vote of

Security Holders.

               Not Applicable.

ITEM 5.   Other Information.

               (a)  None

ITEM 6.   Exhibits and Reports on Form 8-K.

               (a)  Exhibits:

(27)      Financial Data Schedule for quarter ended July 2, 1999.*
          (b) Reports on Form 8-K - Current report on Form 8-K dated August 6, 1999, reporting a letter of intent to resolve certain litigation and ownership issues.


*Filed herewith.


                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               EMERSON RADIO CORP.
                                  (Registrant)



Date:  August 11, 1999        /s/ Geoffrey P. Jurick
                              Geoffrey P. Jurick
                              Chairman, Chief Executive Officer and
                              President



Date:  August 11, 1999        /s/   John P. Walker
                              John P. Walker
                              Executive Vice President and
                              Chief Financial Officer