Form 10-Q
period 1999-10-01
EMERSON RADIO CORP
filed 1999-11-15
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                           FORM 10-Q (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended   October 1, 1999

                            or

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

   Indicate the number of shares outstanding of common stock as of November 5, 1999: 47,828,215.

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                   EMERSON RADIO CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
              (In thousands, except earnings per share data)

                                Three Months Ended       Six Months Ended
                                October 1,  October 2,   October 1,  October 2,
                                  1999        1998         1999         1998

Net revenues                    $55,531     $ 46,762     $98,978     $105,888

Costs and expenses:
  Cost of sales                  49,409       42,273      87,680       94,161
  Other operating costs and
    expenses                        877          897       1,650        2,163
  Selling, general &
    administrative expenses       3,563        2,599       7,427        7,497
                                 53,849       45,769      96,757      103,821

Operating income                  1,682          993       2,221        2,067

Equity in earnings of
   Affiliate                         42          348         501          791
Write-down of investment             --         (185)         --         (370)
Interest expense, net              (619)        (551)     (1,193)      (1,120)

Income before income taxes        1,105          605       1,529        1,368

Provision for income taxes          250           22         259           21

Net income                      $   855     $    583     $ 1,270     $  1,347

Net income per common share
   Basic                        $   .02      $   .00     $   .03     $    .02
   Diluted                      $   .02      $   .00     $   .02     $    .02

Weighted average number of
   common shares outstanding
   Basic                         47,828      50,037      47,828      50,625
   Diluted                       55,916      50,037      55,916      62,078


The accompanying notes are an integral part of the interim consolidated financial statements.

                   EMERSON RADIO CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                October 1,     April 2,
                                                  1999          1999
                    ASSETS                     (Unaudited)
Current Assets:
   Cash and cash equivalents                    $   2,047      $ 3,100
   Available for sale securities (net of fair
      value adjustment of $1,665 and $1,298,
      respectively)                                   370          738
   Accounts receivable (less allowances of
      $4,480  and  $3,907,  respectively)            9,675       5,143
   Other receivables                                 6,888       6,782
   Inventories                                      12,362      11,608
   Prepaid expenses and other current assets         2,241       2,839
       Total current assets                         33,583      30,210

Property and equipment - (net of
  accumulated depreciation and amortization
  of $3,033 and $2,777, respectively)                1,264       1,211
Investment in Affiliate and Joint Venture           20,016      19,525
Other assets                                         3,010       3,449
      Total Assets                                $ 57,873     $54,395

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                  $  4,096     $ 2,216
   Current maturities of long-term debt                 75          50
   Accounts payable and other current
      liabilities                                   16,834      16,759
   Accrued sales returns                             4,561       3,926
   Income taxes payable                                394         400
       Total current liabilities                    25,960      23,351

Long-term debt, less current maturities             20,750      20,750
Other non-current liabilities                          109          97

Shareholders' Equity:
  Preferred shares - 10,000,000
    shares authorized, 3,714
    shares issued and outstand                       3,343       3,343
  Common shares - $.01 par value, 75,000,000
    shares authorized, 51,331,615 shares issued;
    47,828,215 shares outstanding                      513         513
  Capital in excess of par value                   113,288     113,288
  Cumulative translation adjustment                    (73)        (78)
  Unrealized loss on marketable securities            (367)         --
  Accumulated deficit                             (103,743)   (104,962)
  Treasury stock, at cost 3,503,400 shares          (1,907)     (1,907)
     Total shareholders' equity                     11,054      10,197
     Total Liabilities and Shareholders' Equity   $ 57,873     $54,395


The accompanying notes are an integral part of the interim consolidated financial statements.


                    EMERSON RADIO CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In thousands)


                                                   Six Months Ended
                                              October 1,       October 2,
                                                1999              1998
Cash Flows from Operating Activities:

  Net cash provided (used) by operating
    activities                                $  (2,268)       $  3,965

Cash Flows from Investing Activities:

  Net cash (used) by investing
    activities                                     (676)         (1,854)

Cash Flows from Financing Activities:

    Net cash provided by financing
    activities                                    1,891           1,905

Net increase (decrease) in cash and cash
  equivalents                                    (1,053)          4,016

Cash and cash equivalents at beginning
  of period                                       3,100           1,208


Cash and cash equivalents at end of period     $  2,047         $ 5,224


Supplemental disclosure of cash flow information:

  Interest paid                                $  1,088         $ 1,092

  Income taxes paid                            $     10         $    12


The accompanying notes are an integral part of the interim consolidated financial statements.


                   EMERSON RADIO CORP. AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1 - BUSINESS

      The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Emerson Radio Corp.'s (the "Company" or "Emerson") consolidated financial position as of October 1, 1999 and the results of operations for the three and six month periods ended October 1, 1999 and October 2, 1998. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company's annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended April 2, 1999 ("Fiscal 1999"), included in the Company's annual report on Form 10-K.

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

      Due to the seasonal nature of the Company's consumer electronics business, the results of operations for the three and six month periods ended October 1, 1999 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2000 ("Fiscal 2000").

      The management of the Company considers the Company to have one reportable segment, consumer electronics, and assesses performance on a single segment basis.

       Certain   amounts  in  the  prior  period's  consolidated  financial
statements   have   been  reclassified  to  conform  to  current   period's
presentation.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

      The Company's total comprehensive income (loss) for the three and six month periods ended October 1, 1999 and October 2, 1998 are as follows (in thousands):

                                      Three Months        Six Months Ended
                                          Ended
                                  October    October      October   October
                                  1,1999     2,1998       1,1999    2,1998

Net income                        $  855     $  583       $1,270    $1,347
Currency translation adjustment        4         --            4        --
Unrealized losses on securities,
   net                              (119)      (770)        (367)     (770)

Comprehensive income (loss)       $  740     $ (187)      $  907    $  577

NOTE 3 - EARNINGS PER SHARE


The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                    For the Three             For the Six
                                    Months Ended              Months Ended
                                October 1,    October 2,    October 1,  October 2,
                                  1999          1998          1999        1998

Numerator:
Net income                      $  855        $   583       $ 1,270      $ 1,347
Less:  preferred stock
   dividends                        26            446            52          500
Numerator for basic earnings
   per share - income available
   to common stockholders          829            137         1,218          847
Add back to effect assumed
conversions:

  Preferred stock dividends         26             --            52           93
  Numerator for diluted
    earnings per share           $ 855        $   137       $ 1,270       $  940

Denominator:
Denominator for basic earnings
    per share - weighted
    average shares              47,828         50,037         47,828      50,625
Effect of dilutive securities:

  Preferred shares               8,088             --         8,088       11,453
Denominator for diluted earnings
    per share - adjusted
    weighted average shares and
    assumed conversions         55,916         50,037        55,916       62,078
Basic earnings per share       $   .02        $   .00       $   .03      $   .02
Diluted earnings per share     $   .02        $   .00       $   .02      $   .02


NOTE 4 - CAPITAL STRUCTURE

      The  outstanding  capital stock of the Company  at  October  1,  1999
consisted  of common stock and Series A convertible preferred  stock.   The
preferred shares are convertible to common shares until March 31, 2002.

      During the quarters ended October 1, 1999 and October 2, 1998, no conversions of Series A Preferred Stock were made. During August 1998, the Company repurchased directly 1,423 preferred shares. If all existing outstanding preferred shares were converted at October 1, 1999, approximately 8.1 million additional common shares would be issuable. The dividend rates on the Series A Preferred Stock at October 1, 1999 and October 2, 1998 were 2.8% and 4.2%, with $879,000 and $762,000 of dividends in arrears, respectively. The dividend rate declines by 1.4% each succeeding year until March 31, 2001, when no further dividends are payable.

      At October 1, 1999, the Company had outstanding approximately 1.1 million options with exercise prices ranging from $1.00 to $1.10. Approximately 987,000 outstanding warrants are convertible into an equal number of shares of common stock at conversion prices ranging between $1.30 and $4.00.

     The Company also has outstanding approximately $20.8 million of Senior Subordinated Convertible Debentures due in 2002. See "Note 9 - Long Term Debt" and "Note 11 - Letter of Intent".

NOTE 5 - INCOME TAXES

      Income tax provisions for the quarterly periods ended October 1, 1999 and October 2, 1998 consist of taxes related to international operations.
The Company does not recognize tax benefits for losses incurred by its domestic operations.

NOTE 6 - INVENTORY

     Inventories are comprised primarily of finished goods which are stated at the lower of cost (first-in, first-out) or market.

NOTE 7 - AVAILABLE-FOR-SALE SECURITIES

      Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in earnings.

      The following is a summary of available-for-sale equity securities at October 1, 1999 and October 2, 1998 (in thousands):

                                   Gross        Gross      Estimate
                                 Unrealized   Unrealized     Fair
                       Cost        Gains        Losses      Value
Equity Securities:
  October 1,1999      $2,035        $--         $1,665       $370

  October 2,1998       1,810         --            770      1,040


NOTE 8 - INVESTMENT IN SPORT SUPPLY GROUP, INC.

      The Company owns 2,269,500 (approximately 31% of the outstanding) shares of common stock of Sport Supply Group, Inc. ("SSG") that it purchased in 1996 at an aggregate cost of $15,728,000. In addition, the Company owns warrants, acquired in 1996 for $500,000 to purchase an additional 1 million shares of SSG at $7.50 per share ("SSG Warrants"). If the Company exercises all of the SSG Warrants, it will beneficially own approximately 40% of the SSG common shares. Effective March 1997, the Company entered into a Management Services Agreement with SSG, under which SSG provides various managerial and administrative services to the Company.

      The investment in and results of operations of SSG are accounted for by the equity method. The Company's investment in SSG includes goodwill of $6,530,000 which is being amortized on a straight line basis over 40 years. At October 1, 1999, the aggregate market value quoted on the New York Stock Exchange of SSG common shares equivalent in number to those owned by Emerson was approximately $18.7 million. Summarized financial information derived from SSG's financial reports to the Securities and Exchange Commission was as follows (in thousands):

                                  October 1, 1999       April 2, 1999
                                     (Audited)          (Unaudited)

    Current assets                   $  44,587            $ 44,322
    Property, plant and
    equipment and other assets          26,560              30,252
    Current liabilities                  8,083              14,966
    Long-term debt                      20,956              19,045
    Stockholders' Equity                42,108              40,563


                                  For the 6 Months    For the 6 Months
                                       Ended              Ended
                                  October 1, 1999     October 2, 1998

    Net sales                        $  56,722            $  50,607
    Gross profit                        21,744               19,950
    Net income                           2,163                2,994


    See "Note 11 - Letter of Intent".

NOTE 9 - LONG TERM DEBT

      As of October 1, 1999 and April 2, 1999, long-term debt consisted of the following (in thousands of dollars):

                                            October 1,  April 2,
                                              1999        1999
8 1/2% Senior Subordinated Convertible
  Debentures Due 2002                       $20,750     $20,750
Equipment notes and other                        75          50
                                             20,825      20,800

Less current obligations                         75          50
   Long term debt                           $20,750     $20,750


     The Senior Subordinated Convertible Debentures Due 2002 ("Debentures") were issued in August 1995, bear interest at the rate of 8 1/2% per annum, payable quarterly, and mature on August 15, 2002. The Debentures are convertible into shares of the Company's common stock at any time prior to redemption or maturity at a conversion price of $3.9875 per share, subject to adjustment under certain circumstances. Beginning August 15, 1998, at the option of the Company, the Debentures are redeemable in whole or in part at an initial redemption price of 104% of principal, decreasing by 1% per year until maturity. The Debentures are subordinated to all existing and future senior indebtedness (as defined in the Indenture governing the Debentures). The Debentures restrict, among other things, the amount of senior indebtedness and other indebtedness that the Company, and, in certain instances, its subsidiaries, may incur. Each Debenture holder has the right to cause the Company to redeem the Debentures if certain designated events (as defined) should occur. See "Note 11 - Letter of Intent".

NOTE 10 - LEGAL PROCEEDINGS

     The Company is involved in a number of legal proceedings and claims of various types, the most significant of which are described in "Part I
Item 3. Legal Proceedings" of the Company's Form 10-K for the fiscal year ended April 2, 1999 and Form 8-K dated August 6, 1999. While any such litigation contains an element of uncertainty, management presently believes that the outcome of such proceedings and claims will not have a material adverse effect on the Company's consolidated financial position.

NOTE 11 - LETTER OF INTENT

      On August 3, 1999, the Company and Geoffrey P. Jurick, the Company's Chairman of the Board, Chief Executive Officer and President, entered into a letter of intent with Oaktree Capital Management Corp. and certain of its affiliated entities ("Oaktree"). The letter of intent sets forth a proposed series of transactions which, if consummated, would result in the following:

- The Company would sell its entire ownership in SSG to Oaktree. Under the terms of the letter of intent, Oaktree would purchase from Emerson 2,269,500 shares of SSG common stock and warrants to purchase one million shares for a purchase price consisting of $15 million in cash, the surrender of approximately $13.9 million face amount of Emerson's convertible debentures presently owned by Oaktree and an exit consent amending certain provisions of the Indenture governing the Company's convertible debentures.

- The Company would purchase up to $23 million of its outstanding common stock through a self-tender offer at a price of not less than $1.00 per share.
  The $15 million cash proceeds from the sale of the SSG securities would be utilized by Emerson to fund, in part, a partial tender offer. The remainder of the $23 million would come from additional borrowings.

- The  resolution of litigation between Mr. Jurick, Emerson's  Chairman and  largest shareholder, and certain of his creditors.
  Pursuant to the terms of the letter of intent and an option agreement, Oaktree would acquire all claims held by certain creditors of Mr. Jurick for $20 million. The claims to be acquired by
  Oaktree have been the subject of litigation in the
  U.S. District Court for the District of New Jersey.
  Under the terms of the transactions, Mr. Jurick
  would use amounts received by him pursuant to
  Emerson's self-tender, together with certain other
  funds, to acquire those claims  from  Oaktree,
  thereby eliminating the need for him to  sell  his
  Emerson  shares.   Subject to approval by SSG's
  Board, Mr. Jurick also intends to assign options to acquire 300,000 shares of SSG's common stock to Oaktree.

Completion  of  the transaction described is contingent upon  a  number  of
conditions  being  satisfied.   No  assurances  can be  made   that   this
transaction will be consummated.

Item 2. Management's Discussion and Analysis ofResults of
        Operations and Financial Condition

GENERAL
          The Company's operating results and
liquidity are impacted by the seasonality  of  its
business.  The Company records the  majority  of  its
annual  sales  in the fiscal quarters ending in
September and December  and receives  the  largest
amount of customer returns in  the  fiscal  quarters
ending  in  March and June.  Therefore, the results of
operations discussed below  are  not  necessarily
indicative of the Company's  results  for  any
subsequent  periods  or for the year ending March 31,
2000.   The  Company expects its United States sales
for the quarter ended December 31, 1999 to increase as compared to the quarter ended January 1, 1999 due to increased product sales.

RESULTS OF OPERATIONS

           NET  REVENUES   Consolidated net revenues
for the three and  six month  periods  ended  October
1, 1999 increased $8.8 million  (18.8%)  and decreased
$6.9 million (6.5%) as compared to the same periods in the fiscal year ended April 2, 1999 ("Fiscal 1999"), respectively. The increase in revenues for the three months ended October 1,1999 resulted primarily from increases in unit sales of microwave ovens and Digital Video Disc (DVD) products, partially offset by a reduction in audio products. The decrease in revenues for the six months ended October 1, 1999 resulted primarily from decreased unit sales of audio products, partially offset by the increased unit sales of microwave ovens and the introduction of the DVD product line. Revenues earned from the licensing of the Emerson and G Clef trademark were $878,000 and $1.6 million in the three and six month periods ended October 1, 1999 as compared to $978,000 and $1.6 million in the same periods in Fiscal 1999, respectively.

      The Company reports royalty and commission revenues earned from its licensing arrangements, covering various products and territories, in lieu of reporting the full dollar value of such sales and associated costs.

      COST  OF  SALES   Cost of sales, as a percentage
of consolidated net revenues, was 89.0% and 88.6% for the three and six month periods ended
October 1, 1999 as compared to 90.4% and 88.9% for the same periods in Fiscal 1999, respectively.
The decrease in the cost of sales as a percentage of sales for the three months ended October 1, 1999, as compared to the prior fiscal year, was primarily attributable to a change in the product mix to higher margin products.

      OTHER  OPERATING  COSTS  AND EXPENSES    Other
operating costs and expenses for the three month period ended October 1, 1999 as compared to the same period in Fiscal 1999 were substantially unchanged in absolute dollars. For the six month period ended October 1, 1999 as compared to the same period in the prior year, other operating costs decreased by approximately $513,000 due primarily to a reduction in handling charges on returns.

       SELLING,  GENERAL  AND  ADMINISTRATIVE
EXPENSES  ("S,G&A")    S,G&A increased by $964,000 for
the three month period ended October 1, 1999, and for
the  six  month period ended October 1, 1999 decreased
by  $70,000  as compared  to  the same period in
Fiscal 1999. The increase of  $964,000  in S,G&A
for the three month period was primarily attributable
to an increase in  advertising  costs; an increase
in charges related to  bad  debts  and professional
fees. The decrease of $70,000 in S,G&A  for  the
six   month period  was primarily attributable to a
decrease in charges related to bad debts, offset by an increase in advertising costs and professional fees.

      EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE
The Company's share in the earnings of SSG amounted to $42,000 and $501,000 in the three and six month periods ended October 1,1999 as compared to $348,000 and $791,000 for the same periods in the prior fiscal year, respectively.

      INTEREST EXPENSE   Interest expense increased by
$68,000 and  $73,000 in  the  three and six month
periods ended October 1, 1999 as compared to
the    same  periods  in  Fiscal  1999,  respectively.
The  increase was attributable  to an increase in short term average
borrowings and  interest rate  increases.   The
increase in short term borrowings was due to an increase in working capital requirements.

      NET  INCOME    As  a  result of the foregoing
factors,  the  Company generated   net   income of
$855,000 and $1,270,000 for the three and six month periods ended October 1, 1999, as compared to net earnings of $583,000 and $1,347,000 for the same periods in Fiscal
1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash utilized by operating activities was $2.3 million for the six months ended October 1, 1999. Cash was utilized primarily by increases in accounts receivable and inventory, partially offset by an increase in the profitability of the Company.

      Net cash utilized by investing activities was $676,000 for the six months ended October 1, 1999.

      In  the  six  months  ended October 1, 1999, the
Company's  financing activities  provided  $1.9
million primarily from the increased borrowings under the Company's U.S. line of credit facility.

      The  Company maintains an asset-based $10
million U.S. line of credit facility.   In addition,
the Company maintains 2 credit facilities with a Hong Kong based bank: a $3.5 million letter of credit facility and a $25 million back-to-back letter of credit facility. At October 1, 1999, the $3.5 million letter of credit facility was fully utilized and $17.5 million was outstanding under the $25 million letter of credit facility.

      At present, management believes that future cash flow from operations and its existing institutional financing noted above will be sufficient to fund all of the Company's cash requirements for the next twelve months. However, the adequacy of future cash flow from operations is dependent upon the Company achieving its operating plan. The Company's proposed sale of its ownership interest in SSG would initially reduce its existing long-term debt by approximately
$13.9 million. However, the Company would need an additional facility of approximately $8 million to fund the $23 million partial self-tender. See
"Note 11 - Letter of Intent".

      As of October 1, 1999 the Company had no material commitments for capital expenditures.

INFLATION AND FOREIGN CURRENCY

      Neither inflation nor currency fluctuations had
a significant  effect on the Company's results of
operations during the three or six months ended
October  1,1999. The Company's exposure to currency
fluctuations  has  been minimized  by  the use of U.S.
dollar denominated purchase orders,  and  by sourcing
production  in  more  than one  country.  The  Company
purchases virtually  all of its products from
manufacturers located in various  Asian countries.
These  countries are emerging from an economic  and
financial market  crisis  that,  to  date, has not
adversely affected  the  Company's ability  to
purchase  product.   If the  economic  recovery
currently in progress should reverse its trend, it could adversely affect the Company's relationship with its suppliers and its ability to acquire products. Additional financial turmoil in the South
American economies may have an adverse impact on the Company's South American licensee.

YEAR 2000

      The  Year 2000 issue is primarily the result of
computer programs  or databases using a two-digit
format, as opposed to four digits, to represent a
calendar  year.   Some  computer systems will  be
unable  to  correctly interpret dates beyond the year
1999, which could cause a system failure or other computer errors, leading to a disruption in the operation or accuracy of such systems. The Company has recently completed a company-wide study and testing program to locate and cure any Year 2000 issues in the products or systems on which it relies and in the products it offers for sale at a cost of approximately $500,000. To date, the Company has not identified any such problems requiring corrective action that will result in a material adverse impact on the Company, and believes that it is Year 2000 compliant. However, there can be no assurance that the companies with which the Company does business will achieve Year 2000 compliance in a timely fashion, or that such failure to comply by another company will not have a material adverse effect on the Company. The Company believes the products it currently offers for sale or license are all Year 2000 compliant, and that the cost to remediate any previously sold product that is not Year 2000 compliant will not be material. The
Company has incurred and will incur internal but not incremental staff costs related to the above initiative.

      Potential  sources  of risk include: (a) the
inability  of  principal suppliers  to be Year 2000
ready, which could result in delays  in  product
deliveries from such suppliers; (b) disruption of the
distribution channel, including  transportation
vendors; (c) customer problems that could  affect
revenue   demand;  and  (d)  undiscovered  issues
related  to  Year   2000 compatibility  which could
have a material adverse impact.   The  Company's Year
2000 assessment is ongoing and the consideration of
contingency plans will  continue  to be evaluated as
new information becomes  available.   At this  stage,
however,  the  Company  has  not  developed  a
comprehensive contingency plan to address situations
that may result if any of the  third parties upon
which the Company is dependent is unable to achieve
Year  2000 compliance.   The  need  for  such a
contingency  plan  will  be  evaluated throughout
1999.

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

FORWARD-LOOKING INFORMATION

      This  report  contains various forward-looking
statements  under  the Private  Securities Litigation
Reform Act of 1995 (the  "Reform  Act")  and
information  that is based on Management's beliefs as
well  as  assumptions made  by  and information
currently available to Management.  When used  in this
report,  the  words  "anticipate", "estimate",
"expect",  "predict", "project", and similar
expressions are intended to identify forward-looking
statements. Such statements are subject to certain
risks, uncertainties and assumptions. Should  one  or
more  of  these  risks   or   uncertainties
materialize,  or  should  underlying assumptions
prove  incorrect,  actual results  may vary materially
from those anticipated, expected or projected. Among
the key factors that could cause actual results to
differ materially are as follows: (i) the ability of
the Company to continue selling products to  its
largest customers whose net revenues represented 52%
and  24%  of Fiscal  1999  net  revenues; (ii)
competitive factors such  as  competitive pricing
strategies utilized by retailers in the domestic
marketplace  that negatively impacts product gross
margins; (iii) the ability of the  Company to
maintain its suppliers, primarily all of whom are
located  in  the  Far East;  (iv)  the outcome of
litigation; (v) the ability of the  Company  to comply with
the restrictions  imposed  upon  it  by  its   outstanding
indebtedness; (vi) the Year 2000 Issue (as described above); (vii) general economic conditions; and
(viii) the ability of the Company to execute its proposed plan involving the sale of its ownership interest in SSG and the partial self-tender for the Company's shares of common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK

       Not material.

               PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          For  further  information on
          litigation to  which  the Company is a
          party, reference is made to Part 1 Item-3-
          Legal Proceedings in the Company's most recent annual report on
          Form 10-K, and on Form 8-K dated August
          6,1999.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          None.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES.

          (a)  None

          (b)  None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.

               Not Applicable.

ITEM 5.   OTHER INFORMATION.

          (a)  None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:
          (10)(a) Supplemental Letter of Employment for Marino Andriani, dated as of October 11, 1999.*

          (10)(b)  License Agreement dated as of
              October 29,  1999  by  and between
              Daewoo Electronics Co. LTD and Emerson.*

          (27) Financial Data Schedule for quarter ended October 1, 1999.*

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


                              EMERSON RADIO CORP.
                                 (Registrant)

Date:     November 5, 1999    /s/ Geoffrey P.Jurick
                              Geoffrey P. Jurick
                              Chairman, Chief
                              Executive Officer and
                              President



Date:   November 5, 1999      /s/John P. Walker
                              John P. Walker
                              Executive Vice President
                              and Chief Financial Officer