Form 10-Q
period 1999-12-31
EMERSON RADIO CORP
filed 2000-02-02
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              FORM 10-Q (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1999
                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from________________________ to ______________________

Commission file number         0-25226


                               EMERSON RADIO CORP.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     22-3285224
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

9 Entin Road                  Parsippany, New Jersey            07054
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)


                                  (973)884-5800
           (Registrant's telephone number, including area code)

________________________________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


  Indicate the number of shares outstanding of common stock as of January 28, 2000: 47,828,215.










                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     EMERSON RADIO CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)
                                (In thousands, except earnings per share data)

                                                               Three Months Ended                          Nine Months Ended
                                                      --------------------------------------    ------------------------------------
                                                       December 31,           January 1,         December 31,            January 1,
                                                           1999                  1999                1999                   1999
                                                      ------------------     ---------------    ------------------    --------------

Net revenues                                               $ 61,319               $ 31,588           $160,297              $137,476

Costs and expenses:

   Cost of sales                                             52,987                 26,949            140,667               121,110
   Other operating costs and expenses                         1,303                    990              2,953                 3,153
   Selling, general & administrative
      expenses                                                4,877                  2,527             12,304                10,024
                                                           ------------------     ---------------    ------------------    ---------
                                                             59,167                 30,466            155,924               134,287
                                                           ------------------     ---------------    ------------------    ---------

Operating income                                              2,152                  1,122              4,373                 3,189

Equity in earnings (loss) of
      Affiliate                                                (425)                  (196)                76                   595
Write-down of investment                                        --                     --                 --                   (370)
Interest expense, net                                          (563)                  (620)            (1,756)               (1,740)
                                                           ------------------     ---------------    ------------------    ---------

Income before income taxes                                    1,164                    306              2,693                 1,674

Provision (benefit) for income     taxes
                                                                 37                     (4)               296                    17

                                                           ------------------     ---------------    ------------------    ---------
Net income                                                 $  1,127               $    310           $  2,397              $  1,657

Net income per common share
   Basic                                                   $    .02               $    .01           $    .05              $    .02
   Diluted                                                 $    .02               $    .01           $    .04              $    .02

Weighted average number of
   common shares outstanding
   Basic                                                     47,828                 48,601            47,828                 49,935
   Diluted                                                   55,609                 59,010            55,615                 62,157


====================================================================================================================================

The accompanying notes are an integral part of the interim consolidated financial statements.


                                     EMERSON RADIO CORP. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                (In thousands)


                                                                         December 31,    April 2,
                                                                            1999          1999___
                                    ASSETS
         (Unaudited)
         Current Assets:
           Cash and cash equivalents                                     $   3,331       $  3,100
           Available for sale securities (net of fair
              value adjustment of $1,578 and $1,298,
              respectively)                                                    458            738

           Accounts receivable (less allowances of
             $5,016 and $3,907, respectively)                                7,640          5,143
           Other receivables                                                 6,309          6,782
           Inventories                                                      14,300         11,608
           Prepaid expenses and other current assets                         2,967          2,839
                                                                           --------       --------
             Total current assets                                           35,005         30,210

         Property and equipment - (net of
           accumulated depreciation and amortization
           of $3,160 and $2,777, respectively)                               1,230          1,211
         Investment in Affiliate and Joint Venture                          19,387         19,525
         Other assets                                                        2,602          3,449
                                                                           --------       --------
             Total Assets                                                 $ 58,224       $ 54,395
                                                                           ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
         Current Liabilities:
           Notes payable                                                 $      --       $  2,216
           Current maturities of long-term debt                                 73             50
           Accounts payable and other current
             liabilities                                                    18,840         16,759
           Accrued sales returns                                             5,234          3,926
           Income taxes payable                                              1,033            400
                                                                           -------       --------
             Total current liabilities                                      25,180         23,351

         Long-term debt, less current maturities                            20,750         20,750
         Other non-current liabilities                                          92             97

         Shareholders' Equity:
           Preferred shares - 10,000,000
             shares authorized, 3,677 and 3,714
             shares issued and outstanding, respectively                     3,309          3,343
           Common shares - $.01 par value, 75,000,000
             shares authorized, 51,331,615 shares issued;
             47,828,215 shares outstanding                                     513            513
           Capital in excess of par value                                  113,284        113,288
           Cumulative translation adjustment                                   (76)           (78)
           Unrealized loss on marketable securities                           (280)            --
           Accumulated deficit                                            (102,641)      (104,962)
           Treasury stock, at cost 3,503,400 shares                         (1,907)        (1,907)
                                                                           --------     ----------
           Total shareholders' equity                                       12,202         10,197
                                                                          --------     ----------
           Total Liabilities and Shareholders' Equity                     $ 58,224     $   54,395
                                                                          ========     ==========

The  accompanying   notes   are   an   integral part of the interim consolidated
financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                              Nine Months Ended
                                                                         December 31,      January 1,
                                                                            1999              1999
Cash Flows from Operating Activities:

  Net cash provided by operating
    activities                                                          $   3,175         $   7,037
                                                                                                  -

Cash Flows from Investing Activities:

  Net cash used by investing
    activities                                                               (682)           (2,036)

Cash Flows from Financing Activities:

    Net cash used by financing
    activities                                                             (2,262)           (2,020)
                                                                          --------           --------

         Net increase in cash and cash
  equivalents                                                                 231             2,981

Cash and cash equivalents at beginning
  of period                                                                 3,100             1,208
                                                                          --------           -------


Cash and cash equivalents at end of period                               $  3,331           $ 4,189
                                                                         ========            =======


Supplemental disclosure of cash flow information:

  Interest paid                                                          $  1,622           $ 1,718
                                                                         ========           =======

  Income taxes paid                                                      $      2           $     0
                                                                         ========           =======


The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BUSINESS

         The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Emerson Radio Corp.'s (the "Company" or "Emerson") consolidated financial position as of December 31, 1999 and the results of operations for the three and nine month periods ended December 31, 1999 and January 1, 1999. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company's annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended April 2, 1999 ("Fiscal 1999"), included in the Company's annual report on Form 10-K.

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

         Due to the seasonal nature of the Company's consumer electronics business, the results of operations for the three and nine month periods ended December 31, 1999 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2000 ("Fiscal 2000").

         The management of the Company considers the Company to have one reportable segment, consumer electronics, and assesses performance on a single segment basis.

         Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to current period's presentation.

NOTE 2 - COMPREHENSIVE INCOME

         The Company's total comprehensive income for the three and nine month periods ended December 31, 1999 and January 1, 1999 are as follows (in thousands):


                                                                        Three Months Ended                     Nine Months Ended
                                                                 ---------------------------------      ----------------------------
                                                                  December           January            December         January
                                                                  31,1999            1,1999              31,1999         1,1999
                                                                 ---------------    --------------      --------------    ----------

Net income                                                       $ 1,127            $  310              $2,397            $1,657
Currency translation adjustment                                       (2)               --                   2                --
Unrealized gain (loss)on securities, net
                                                                      87              (120)               (280)             (890)
                                                                 ---------------    --------------      --------------    ----------

Comprehensive income                                             $ 1,212            $  190              $2,119            $  767
                                                                 ===============    ==============      ==============    ==========


NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                               Three Months Ended                       Nine Months Ended
                                                    -----------------------------------------    ----------------------------------
                                                       December 31,           January 1,            December 31,          January 1,
                                                           1999                 1999                   1999                   1999
                                                    ------------------     ------------------    ------------------  ---------------

Numerator:
Net income                                              $   1,127              $   310               $   2,397             $ 1,657
Less:  preferred stock dividends                               26                   39                      78                 539
                                                    ------------------     ------------------    ------------------    -------------
Numerator for basic earnings per
    share - income available to
    common stockholders                                     1,101                  271                   2,319               1,118
Add back to effect assumed conversions:
  Preferred stock dividends                                    26                   39                      78                 132
                                                    ------------------     ------------------    ------------------    -------------
  Numerator for diluted earnings
    per share                                           $   1,127              $   310                $  2,397             $ 1,250
                                                    ==================     ==================    ==================    =============

Denominator:
Denominator for basic earnings
    per share - weighted average
    shares                                                 47,828               48,601                  47,828              49,935
Effect of dilutive securities:
  Preferred shares                                          7,781               10,409                   7,787              12,222
                                                    ==================    ==================     ==================    =============
Denominator for diluted earnings
    per share - weighted average
    shares and assumed conversions                         55,609               59,010                  55,615              62,157
                                                    ==================     ==================   ==================    ==============
Basic earnings per share                                $     .02              $   .01               $     .05             $   .02
                                                    ==================     ==================    ==================    =============
Diluted earnings per share                              $     .02              $   .01               $     .04             $   .02
                                                    ==================     ==================    ==================    =============




NOTE 4 - CAPITAL STRUCTURE

          The outstanding capital stock of the Company at December 31, 1999 consisted of common stock and Series A convertible preferred stock. The preferred shares are convertible to common shares until March 31, 2002.

          During the quarter ended December 31, 1999, the Company repurchased 37 shares of its Series A Preferred Stock. There were no repurchases for the quarter ended January 1, 1999. If all existing outstanding preferred shares were converted at December 31, 1999, approximately 7.8 million additional common shares would be issuable. The dividend rates on the Series A Preferred Stock at December 31, 1999 and January 1, 1999 were 2.8% and 4.2%, with $905,000 and $801,000 of dividends in arrears, respectively. The dividend rate declines by 1.4% each succeeding fiscal year until March 31, 2001, when no further dividends are payable.

          At December 31, 1999, the Company had outstanding approximately 1.4 million options with exercise prices ranging from $1.00 to $1.10. Approximately 987,000 outstanding warrants are convertible into an equal number of shares of common stock at conversion prices ranging between $1.30 and $4.00.

          The Company also has outstanding approximately $20.8 million of Senior Subordinated Convertible Debentures due in 2002. See "Note 9 - Long Term Debt".

NOTE 5 - INCOME TAXES

          Income tax provisions for the quarterly periods ended December 31, 1999 and January 1, 1999 relate to its international operations. For the quarter ended December 31, 1999 a provision of $656,000 was recorded which was offset by a tax credit of $619,000, as a result of a favorable court ruling pertaining to a foreign subsidiary. See "Note 10 - Legal Proceedings".

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

          The following is a summary of available-for-sale equity securities at December 31, 1999 and April 2, 1999 (in thousands):


                                                               Gross                  Gross               Estimated
                                                            Unrealized             Unrealized                Fair
                                           Cost                Gains                 Losses                 Value
                                       -------------     ------------------    --------------------    -----------------
 Equity Securities:
  December 31,1999                        $2,036                $--               $1,578                     $458

  April 2,1999                             2,036                 --                1,298                      738


NOTE 8 - INVESTMENT IN SPORT SUPPLY GROUP, INC.

         The Company owns 2,269,500 (approximately 31% of the outstanding) shares of common stock of Sport Supply Group, Inc. ("SSG") that it purchased in 1996 at an aggregate cost of $15,728,000. In addition, the Company acquired in 1996 for $500,000, warrants to purchase an additional 1 million shares of SSG at $7.50 per share ("SSG Warrants"). If the Company exercises all of the SSG Warrants, it will beneficially own approximately 40% of the SSG common shares. Effective March 1997, the Company entered into a Management Services Agreement with SSG, under which SSG provides various managerial and administrative services to the Company.

         The investment in and results of operations of SSG are accounted for by the equity method. The Company's investment in SSG includes goodwill of $6,530,000 which is being amortized on a straight line basis over 40 years. At December 31, 1999, the aggregate market value quoted on the New York Stock Exchange of SSG common shares equivalent in number to those owned by Emerson was approximately $15.6 million. Summarized financial information derived from SSG's financial reports to the Securities and Exchange Commission was as follows (in thousands):


                                                                 December 31, 1999                     April 2, 1999
                                                              ------------------------            -----------------------
                                                                  (Unaudited)                             (Unaudited)

       Current assets                                            $  49,110                                 $ 44,322
       Property, plant and equipment and other assets
                                                                    29,521                                   30,252
       Current liabilities                                          15,184                                   14,966
       Long-term debt                                               22,541                                   19,045
       Stockholders' Equity                                         40,906                                   40,563


                                                              -----------------------------      --------------------------
                                                                 For the 9 Months Ended             For the 9 Months Ended
                                                                   December 31, 1999                   January 1, 1999
                                                              -----------------------------      --------------------------

       Net sales                                                 $  75,756                                $  65,477
       Gross profit                                                 28,084                                   25,703
       Net income                                                    1,056                                    2,434


NOTE 9 - LONG TERM DEBT

          As of December 31, 1999 and April 2, 1999, long-term debt consisted of the following (in thousands of dollars):

                                               December 31,            April 2,
                                                  1999                 1999___
8 1/2% Senior Subordinated Convertible
  Debentures Due 2002                            $20,750               $20,750
Equipment notes and other                             73                    50
                                                 -------               -------
                                                  20,823                20,800
Less current obligations                              73                    50
                                                 -------               -------
   Long term debt                                $20,750               $20,750
                                                 =======               =======

          The Senior Subordinated Convertible Debentures Due 2002 ("Debentures") were issued in August 1995, bear interest at the rate of 8 1/2% per annum, payable quarterly, and mature on August 15, 2002. The Debentures are convertible into shares of the Company's common stock at any time prior to redemption or maturity at a conversion price of $3.9875 per share, subject to adjustment under certain circumstances. Presently the Company may, at its option, redeem the Debentures in whole or in part at a redemption price of 103% of principal, decreasing by 1% per year until maturity. The Debentures are subordinated to all existing and future senior indebtedness (as defined in the Indenture governing the Debentures). The Debentures restrict, among other things, the amount of senior indebtedness and other indebtedness that the Company, and, in certain instances, its subsidiaries, may incur. Each Debenture holder has the right to cause the Company to redeem the Debentures if certain designated events (as defined) should occur.


NOTE 10 - LEGAL PROCEEDINGS

Tax Claim

          The Company's wholly owned subsidiary, Emerson Radio (Hong Kong) Ltd., received a favorable ruling from the Hong Kong Court of Final Appeals regarding a tax assessment levied by the Hong Kong Inland Revenue Department. Accordingly, a tax credit of $619,000 has been recorded in the Company's financial results for the quarter ended December 31, 1999.

Swiss Proceedings, Involving Certain Directors

          In 1994, two creditors of Geoffrey P. Jurick, the Company's Chairman, Chief Executive Officer and President, Petra and Donald Stelling (the "Stellings"), filed a complaint with the Swiss Authorities claiming that Mr. Jurick, Jerome H. Farnum and Peter G. Bunger, also directors of the Company had engaged in improper activities in connection with the financing of the Company's Plan of Reorganization. These allegations also had formed the basis for a number of the claims made by the Creditors which were settled in 1996 in the United States District Court for the District of New Jersey. In December 1999, the Swiss Tribunal dismissed all charges against Messrs. Jurick, Farnum and Bunger. The Swiss Tribunal did find, however, which finding is subject to appeal that Messrs. Jurick and Farnum had engaged in banking operations in Switzerland without all appropriate licenses and fined them approximately $12,500 and $5,000, respectively.

         The Company is involved in a number of other legal proceedings and claims of various types, the most significant of which are described in "Part I
- Item 3. Legal Proceedings" of the Company's Form 10-K for the fiscal year ended April 2, 1999 and Form 8-K dated December 16,1999. While any such litigation contains an element of uncertainty, management presently believes that the outcome of such proceedings and claims will not have a material adverse effect on the Company's consolidated financial position.


NOTE 11 - TERMINATION OF LETTER OF INTENT

         On August 3, 1999, the Company and Geoffrey P. Jurick, the Company's Chairman of the Board, Chief Executive Officer and President, entered into a letter of intent with Oaktree Capital Management Corp. and certain of its affiliated entities ("Oaktree"). The letter of intent set forth a proposed series of transactions which, if consummated, would have resulted in: i) the Company selling its entire ownership in SSG to Oaktree; ii) the Company purchasing up to $23 million of its outstanding common stock through a self-tender; and iii) the resolution of litigation between Mr. Jurick and certain of his creditors. On December 2, 1999, Oaktree stated in an amended 13D filing that it did not intend to consummate the transactions described in the letter of intent.


Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition

General

                  The Company's operating results and liquidity are impacted by the seasonality of its business. The Company records the majority of its annual sales in the fiscal quarters ending in September and December and receives the largest amount of customer returns in the fiscal quarters ending in March and June. Therefore, the results of operations discussed below are not necessarily indicative of the Company's results for any subsequent periods or for the year ending March 31, 2000. The Company expects its United States sales for the quarter ending March 31, 2000 to increase as compared to the quarter ended April 2, 1999 due to increased product sales.

Results of Operations

                  Net Revenues Consolidated net revenues for the three and nine month periods ended December 31, 1999 increased $29.7 million (94.1%) and $22.8 million (16.6%) as compared to the same periods in Fiscal 1999, respectively. The increase in revenues for the three months ended December 31,1999 resulted primarily from increases in unit sales of microwave ovens, audio products, digital video disc (DVD) products, and home office product categories, partially offset by a reduction in unit sales in the home theater category. The increase in revenues for the nine months ended December 31, 1999 resulted primarily from increases in unit sales of microwave ovens and DVD product category, partially offset by a decrease in unit sales of audio and home theater products.

         Revenues earned from the licensing of the "[OBJECT OMITTED]" trademark were $939,000 and $2.5 million in the three and nine month periods ended December 31, 1999 as compared to $1.0 million and $2.6 million in the same periods in Fiscal 1999, respectively. The Company reports royalty and commission revenues earned from its licensing arrangements, covering various products and territories, in lieu of reporting the full dollar value of such sales and associated costs.

         Cost of Sales Cost of sales, as a percentage of consolidated net revenues, was 86.4% and 87.8% for the three and nine month periods ended December 31, 1999 as compared to 85.3% and 88.1% for the same periods in Fiscal 1999, respectively. The increase in the cost of sales as a percentage of sales for the three months ended December 31, 1999, as compared to the prior fiscal year, was primarily attributable to a change in the product mix.

         Other Operating Costs and Expenses Other operating costs and expenses for the three month period ended December 31, 1999 as compared to the same period in Fiscal 1999 decreased from 3.1% to 2.1% of revenues primarily due to reduced fees associated with its return-to-vendor program. For the nine month period ended December 31, 1999 as compared to the same period in the prior year, other operating costs decreased from 2.3% to 1.8% of revenues due primarily to a reduction in warranty related expenses.

         Selling, General and Administrative Expenses ("S,G&A") S,G&A as a percentage of revenues was substantially unchanged at 8.0% for the three months ended December 31,1999 as compared to the same period in Fiscal 1999 and increased from 7.3% to 7.7% for the nine month period ended December 31, 1999. In absolute terms, S,G&A increased by $2.4 million for the three month period ended December 31, 1999, and for the nine month period ended December 31, 1999 increased by $2.3 million as compared to the same period in Fiscal 1999. The increase of $2.4 million in S,G&A for the three month period was primarily attributable to an increase in: i)advertising costs; ii) salaries; iii) professional fees; and iv) charges related to bad debt. The increase of $2.3 million in S,G&A for the nine month period was primarily attributable to an increase in i) advertising costs; ii) salaries; and iii) professional fees.

         Equity In Earnings Of Unconsolidated Affiliate The Company's share in the earnings of SSG amounted to a loss of $425,000 and income of $76,000 in the three and nine month periods ended December 31,1999 as compared to a loss of $196,000 and income of $595,000 for the same periods in the prior fiscal year, respectively.

         Interest Expense Interest expense decreased by $57,000 and increased by $16,000 in the three and nine month periods ended December 31, 1999 as compared to the same periods in Fiscal 1999, respectively. The decrease was attributable to a decrease in average short term borrowings which more then offset the increase in the cost of borrowings. The decrease in short term borrowings was due to a decrease in working capital requirements.

         Net Income As a result of the foregoing factors, the Company generated net income of $1,127,000 and $2,397,000 for the three and nine month periods ended December 31, 1999, as compared to net earnings of $310,000 and $1,657,000 for the same periods in Fiscal 1999, respectively.

Liquidity and Capital Resources

         Net cash provided by operating activities was $3.2 million for the nine months ended December 31, 1999. Cash was provided primarily by increases in accounts payable, income taxes payable and the profitability of the Company, offset by an increase in accounts receivable and inventory.

         Net cash utilized by investing activities was $682,000 for the nine months ended December 31, 1999.

         In the nine months ended December 31, 1999, the Company's financing activities utilized $2.3 million primarily to repay the borrowings under the Company's U.S. line of credit facility.

         The Company maintains an asset-based $10 million U.S. line of credit facility. In addition, the Company maintains 2 credit facilities with a Hong Kong based bank: a $3.5 million letter of credit facility and a $25 million back-to-back letter of credit facility. At December 31, 1999, the $3.1 million of the $3.5 million letter of credit facility was fully utilized and $23.5 million was outstanding under the $25 million letter of credit facility.

         At present, management believes that future cash flow from operations and its existing institutional financing noted above will be sufficient to fund all of the Company's cash requirements for the next twelve months.

         As of December 31, 1999 the Company had no material commitments for capital expenditures.


Inflation and Foreign Currency

         Neither inflation nor currency fluctuations had a significant effect on the Company's results of operations during the three or nine months ended December 31,1999. The Company's exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production from manufacturers located in various Asian countries. Financial turmoil in the South American economies may have an adverse impact on the Company's South American licensee.

Year 2000

         The Year 2000 issue is primarily the result of computer programs or databases using a two-digit format, as opposed to four digits, to represent a calendar year. Prior to December 31,1999, the Company completed a company-wide study and testing program to locate and cure any Year 2000 issues in the information systems on which it relies and in the products it offers for sale at a cost of approximately $500,000.

         To date, the Company has not experienced any significant Year 2000 related system failures nor, to our knowledge, have any of our suppliers, or the products the company currently offers for sale or license. The Company plans on monitoring its information systems for ongoing Year 2000 compliance; however, there can be no assurance that the companies with which the Company does business will not be adversely affected.

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

Forward-looking Information

         This report contains various forward-looking statements under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and information that is based on Management's beliefs as well as assumptions made by and information currently available to Management. When used in this report, the words "anticipate", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that could cause actual results to differ materially are as follows: (i) the ability of the Company to continue selling products to its largest customers whose net revenues represented 52% and 24% of Fiscal 1999 net revenues; (ii) competitive factors such as competitive pricing strategies utilized by retailers in the domestic marketplace that negatively impacts product gross margins; (iii) the ability of the Company to maintain its suppliers, primarily all of whom are located in the Far East; (iv) the outcome of litigation; (v) the ability of the Company to comply with the restrictions imposed upon it by its outstanding indebtedness; and (vi) general economic conditions.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not material.

                            PART II OTHER INFORMATION


ITEM 1.   Legal Proceedings.


          For further information on litigation to which the Company is a party, reference is made to Part 1 Item-3-Legal Proceedings in the Company's most recent annual report on Form 10-K, and on Form 8-K dated December 16,1999.

ITEM 2.   Changes in Securities and Use of Proceeds.

          In December 1999, the Company repurchased 37 shares of its outstanding Series A Preferred Stock.


ITEM 3.   Default Upon Senior Securities.

                  (a)      None

                  (b)      None

ITEM 4.   Submission of Matters to a Vote of Security Holders.

                  Not Applicable.

ITEM 5.   Other Information.

                  (a)      None

ITEM 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits:

          (27) Financial Data Schedule for quarter ended December 31, 1999.*

          (b) Reports on Form 8-K - Current report on Form 8-K dated December 16, 1999, reporting the retention by Sport Supply Group, Inc. of PaineWebber as its investment banker and the decision by Oaktree not to exercise its option to purchase the Sport Supply Group, Inc. common stock held by the Company.


----------------------------
*Filed herewith.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              EMERSON RADIO CORP.
                                              (Registrant)



Date:    January 28, 2000                   /s/Geoffrey P. Jurick
                                               _________________________
                                               Geoffrey P. Jurick
                                               Chairman, Chief Executive
                                               Officer and President



Date:    January 28, 2000                   /s/John P. Walker
                                               __________________________
                                               John P. Walker
                                               Executive Vice President and
                                               Chief Financial Officer