Form 10-K
period 2000-03-31
EMERSON RADIO CORP
filed 2000-06-29
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

                                   (Mark One)

[ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934 For the Fiscal Year ended March 31, 2000 OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        For the transition period from to

                         Commission File Number 0-25226

                               EMERSON RADIO CORP.

             (Exact name of registrant as specified in its charter)

     Delaware                                             22-3285224
-------------------------------            -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

Nine Entin Road, Parsippany, NJ                           07054
---------------------------------------    ----------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   (973) 884-5800

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                                  Name of each exchange on
-------------------                                    ------------------------
which registered
----------------
Common Stock, par value $.01 per share                 American Stock Exchange

Securities registered pursuant to          Series A Preferred Stock and Warrants
Section 12(g) of the Act:                  -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. [X] YES [ ] NO.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 22, 2000 (computed by reference to the last reported sale price of the Common Stock on the American Stock Exchange on such date): $12,919,000.

Number of Common Shares outstanding at June 22, 2000:  39,377,615

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Document                         Part of the Form 10-K

Proxy Statement for Annual Meeting of
Stockholders to be held on August 10,
2000                                                                Part III
--------------------------------------------------------------------------------

                                     PART I

Item 1.    BUSINESS

General

         Emerson Radio Corp. ("Emerson" or the "Company"), a consumer electronics distributor, directly and through subsidiaries, designs, sources, imports and markets a variety of television, video products including digital video disc (DVD) and video cassette recorders (VCR), microwave ovens, audio, home office, home theater, multi-media, specialty and other consumer electronic products. The Company also licenses the "[OBJECT OMITTED]" trademark for a variety of products domestically and internationally to certain licensees (See "Business-Licensing and Related Activities"). The Company distributes its products primarily through mass merchants, discount retailers, distributors and specialty catalogers leveraging the strength of its "[OBJECT OMITTED]" trademark, a nationally recognized trade name in the consumer electronics industry. The trade name "Emerson Radio" dates back to 1912 and is one of the oldest and most well respected names in the consumer electronics industry.

         The Company believes it possesses an advantage over its competitors due to the combination of (i) the "[OBJECT OMITTED]" brand recognition, (ii) its distribution base and established customer relations, (iii) its sourcing expertise and established vendor relations, (iv) an infrastructure with personnel experienced in servicing and providing logistical support to the domestic mass merchant distribution channel, and (v) its extensive experience in establishing license agreements with licensees on a global basis for a variety of products. Emerson intends to continue to leverage its core competencies to offer a broad variety of current and new consumer products to retail customers. In addition, the Company has in the past and intends in the future to form joint ventures and enter into licensing and distributor agreements that take advantage of the Company's trademarks and utilize the Company's logistical and sourcing advantages for products that are more efficiently marketed with the assistance of these partners.

         The Company's core business consists of the distribution and sale of various low to moderately priced product categories of consumer electronic products.  The  majority  of  the  Company's  marketing  and  sales  efforts  is concentrated  in the  United  States  and,  to a lesser  extent,  certain  other international regions. Emerson's major competitors in these markets are foreign-based manufacturers and distributors. (See "Business - Competition.")

        The Company was originally formed in the State of New York in 1956 under the name Major Electronics Corp. In 1977, the Company reincorporated in the State of New Jersey and changed its name to Emerson Radio Corp. In 1994, the Company was reincorporated in Delaware. References to "Emerson" or the "Company" refer to Emerson Radio Corp. and its predecessor and its consolidated subsidiaries, unless the context otherwise indicates. The Company's principal executive offices are located at Nine Entin Road, Parsippany, New Jersey 07054-0430. The Company's telephone number in Parsippany, New Jersey, is (973) 884-5800.

Products

         The Company directly and through subsidiaries designs, sources, imports and markets a variety of video, audio and other consumer electronic products, primarily on the strength of its "[OBJECT OMITTED]" trademark, an internationally recognized symbol in the consumer electronics industry. The Company's current product categories consist of the following core products:

Video Products                                Audio Products                                   Other

Color televisions                             CD stereo systems                                Home office
Color specialty televisions                   Digital clock radios                             Home theater
Digital video disc (DVD)                      Portable audio, cassette & CD systems            Microwave ovens
Specialty video cassette players              Personal audio, cassette & CD systems            Multi-media
Video cassette recorders (VCR)                Shelf systems
                                              Specialty clock radios


         All of the Company's products offer various features. Microwave ovens range in size from 0.6 cubic feet to 1.6 cubic feet containing features such as key pad touch controls, multi-power levels, auto defrost and turntables. The newly developed Omni Wave Cooking System(TM) microwaves feature quicker and more concentrated cooking. The Pop & Sizzle(TM) line of microwaves are specially colored to match any kitchen design imaginable including the sophisticated stainless steel look. The portable audio systems incorporate AM/FM radios and/or cassettes and/or CD players in a variety of models. Emerson has entered into a license agreement for use of the Hello Kitty(R) logo on selected products. The specialty clock radios include the SmartSet(TM) clock, which is designed to automatically convert to the correct time, date and month regardless of time zone due to microprocessor technology that also allows it to reset itself after a power failure, thus eliminating the "blinking light". The Company's H. H. Scott division markets Home Theater products that utilize proprietary CinemaSurround(R) technology that offers a dynamic 3-dimensional sound supplied from any stereo source, without the need for any decoding electronics, and innovative sound speakers including multi-media speakers.

Growth Strategy

         The Company's strategic focus is to: (i) develop and expand its distribution of consumer electronic products in the domestic marketplace to existing and new customers; (ii) develop and sell new products, such as home office products and products utilizing popular theme characters and logos such as Hello Kitty(R); (iii) capitalize on opportunities to license the "[OBJECT OMITTED]" trademark; (iv) leverage and exploit its sourcing capabilities, buying power and logistics expertise in the Far East either for itself or on behalf of third parties; (v) expand international sales and distribution channels; (vi) further develop its direct to consumer sales channel; and (vii) expand through strategic mergers and acquisitions of full or controlling interests in other companies. In connection with the Company's strategic focus, the Company may from time to time take an equity position in various corporate entities. (See
Item 8 - "Financial Statements and Supplementary Data - Note 3 of Notes to the Consolidated Financial Statements.")

         The Company believes that the "[OBJECT OMITTED]" trademark is recognized in many countries. A principal component of the Company's growth strategy is to utilize this global brand name recognition together with the Company's reputation for quality and cost competitive products to aggressively promote its product lines within the United States and targeted geographic areas on an international basis. The Company's management believes the Company will be able to compete more effectively in the highly competitive consumer electronics and microwave oven industries, domestically and internationally, by combining innovative approaches to the Company's current product line and augmenting its product line with complementary products. The Company intends to pursue such plans either independently or by forging new relationships, including license arrangements, distributorship agreements and joint ventures. (See "Business-Licensing and Related Activities.")

Sales and Distribution

         The Company makes available to its customers a direct import program, pursuant to which products bearing the "[OBJECT OMITTED]" trademark are imported directly by the Company's customers. In Fiscal 2000 and Fiscal 1999, products representing approximately 82% and 84% of net revenues, respectively, were imported directly from manufacturers to the Company's customers. If the Company experiences a decline in sales effected through direct imports and a corresponding increase in domestic sales, the Company will require increased working capital in order to purchase inventory to fulfill such sales. This increase in working capital may affect the liquidity of the Company. (See Item 7
- "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Forward-Looking Information.")

         The Company has an integrated system to coordinate the purchasing, sales and distribution aspects of its operations. The Company receives orders from its major accounts electronically, via facsimile, telephone or mail. The Company does not have long-term contracts with any of its customers, but rather receives orders on an ongoing basis. Products imported by the Company (generally from the Far East) are shipped by ocean and/or inland freight and then stored in contracted public warehouse facilities for shipment to customers. This also includes the use of an affiliate's warehouse pursuant to a Management Services Agreement between the Company and the affiliate. (See Item 8 - "Financial Statements and Supplementary Data - Note 3 of Notes to the Consolidated Financial Statements.") All inventory is monitored by the Company's electronic inventory system. As a purchase order is received and filled, warehoused product is labeled and prepared for outbound shipment to customers by common, contract or small package carriers for sales made from inventory.

Domestic Marketing

         In the United States, the Company markets its products primarily through mass merchandisers and discount retailers. Wal-Mart Stores accounted for approximately 55% and 52%, and Target Stores accounted for approximately 21% and 24% of the Company's net revenues in Fiscal 2000 and Fiscal 1999, respectively. No other customer accounted for more than 10% of the Company's net revenues in either period. Management believes that any loss or material reduction in sales from either of these customers would have a material adverse affect on the Company's results of operations.

         Approximately 38% and 39% of the Company's net revenues in Fiscal 2000 and Fiscal 1999, respectively, were made through sales representative organizations that receive sales commissions and work closely with the Company's sales personnel. The sales representative organizations sell, in addition to the Company's products, similar, but generally non-competitive, products. In most instances, either party may terminate a sales representative relationship on 30 days' prior notice in accordance with customary industry practice. The Company utilizes approximately 30 sales representative organizations, including one through which approximately 25% and 26% of the Company's net revenues were made in Fiscal 2000 and Fiscal 1999, respectively. No other sales representative organization accounted for more than 10% of the Company's net revenues in either year. The remainder of the Company's sales is made to retail customers serviced by the Company's sales personnel.

Foreign Marketing

         Approximately 3% of the Company's net revenues in Fiscal 2000 and Fiscal 1999 were derived from customers based in foreign countries through license and distribution agreements primarily in South America and Canada. (See
Item 8 - "Financial Statements and Supplementary Data - Note 14 of Notes to the Consolidated Financial Statements" and Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition.")

Licensing and Related Activities

     The Company has several license agreements in place that allow licensees to use the "[OBJECT OMITTED]" trademark for the manufacture and/or the sale of consumer electronics and other products. The license agreements cover various countries throughout the world and are subject to renewal at the initial expiration of the agreements. Additionally, the Company has entered into several sourcing and inspection agreements that require the Company to provide these services in exchange for a fee. License revenues recognized in Fiscal 2000, 1999, and 1998 were $3,143,000, $3,633,000, and $5,597,000, respectively, including $4,000,000 in Fiscal 1998 from a major supplier whose licensing agreement expired March 31, 1998. The Company records licensing revenues as earned over the term of the related agreements.

         In April 1997 in anticipation of the expiration of the license agreement, Emerson executed a marketing agreement ("Marketing Agreement") with Daewoo Electronics Co. Ltd., ("Daewoo"). This Marketing Agreement provided that Daewoo manufacture and distribute television and video products bearing the "[OBJECT OMITTED]" trademark to customers in the U.S. market. The Company arranged sales and provided marketing services, and in return received a commission for such services. Daewoo was responsible for and assumed all risks associated with, order processing, shipping, credit and collections, inventory, returns and after-sale service. The commissions earned by the Company was entirely dependent upon the volume of sales made that were subject to the Marketing Agreement. Effective as of October 29, 1999, Emerson and Daewoo entered into a three year License Agreement ("License Agreement") which replaced the Marketing Agreement. The License Agreement includes, among other items, minimum production quotas and subject to certain conditions, minimum annual royalty payments each year, which in Fiscal 2001 amounts to $4,500,000. All other material aspects of the License Agreement remain substantially similar to the terms set forth in the superceded Marketing Agreement.

         In addition, the Company has several other licensing agreements in place with licensees primarily in the United States, Canada, Latin America, Mexico, Eastern Asia and parts of Europe.

         Throughout many parts of the world, the Company maintains distributorship, and/or sales support and assistance agreements that allow the distribution of the Company's product into defined geographic areas. Currently the Company has such agreements covering the Sub-Asian Continent, North Africa, Canada and the Middle East.

         The Company intends to pursue additional licensing and distributor opportunities and believes that such activities have had and will continue to have a positive impact on operating results by generating income with minimal incremental costs, if any, and without the necessity of utilizing working capital. (See Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Forward-Looking Information.")

Design and Manufacturing

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

         During Fiscal 2000 and Fiscal 1999, 100% of the Company's purchases consisted of imported finished goods.

         The following summarizes the Company's purchases from its major suppliers.

                                                                 Fiscal Year

                          Supplier                       2000               1999
                   Daewoo                                 30%                22%
                   Avatar Mfg                             17%                 *
                   Imarflex                               13%                12%
                   Tonic Electronics                      11%                32%

================
* Less than 10%.

         No other supplier accounted for more than 10% of the Company's total purchases in Fiscal 2000 or Fiscal 1999. The Company considers its relationships with its suppliers to be satisfactory and believes that, barring any unusual shortages or economic conditions (See Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Forward-Looking Information" and Item 7A - "Inflation and Foreign Currency"), the Company could develop, as it already has developed, alternative sources for the products it currently purchases. The Company has a contractual agreement with one supplier to provide future raw materials totaling approximately $700,000. No assurance can be given that ample supply of product would be available at current prices if the Company was required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts.

Warranties

         The Company offers limited warranties comparable to those offered to consumers by its competitors in the United States. Such warranties typically consist of a 90 day period under which the Company will pay for labor and parts, or offer a new or similar unit in exchange for a non-performing unit.

Returned Products

         Customers return product to the Company for a variety of reasons, including liberal retailer return policies with their customers, damage to goods in transit and occasional cosmetic imperfections and mechanical failures.

         To reduce the costs associated with product returns, the Company has entered into agreements with the majority of its suppliers. For a fee, the Company returns defective returned product to the supplier and in exchange receives a unit. The agreements cover certain microwave ovens, audio and video products. The Company has realized and expects to continue to realize significant cost savings from such agreements.

         In addition, the Company has an agreement with Hi Quality International (U.S.A.) Inc. ("Hi Quality") as an outlet for much of the Company's returned products pursuant to which Hi Quality has agreed to purchase from the Company certain returned products in the United States that are not subject to the vendor agreements discussed previously. Hi Quality will refurbish them, if feasible, and sell them as either refurbished or "As-Is" product.

Backlog

         From time-to-time, the Company has substantial orders from customers on hand. Management believes, however, that backlog is not a significant factor in its operations. The ability of management to correctly anticipate and provide for inventory requirements is essential to the successful operation of the Company's business.

Trademarks

         The Company owns the "[OBJECT OMITTED]", "Emerson Research(TM)", "Emerson Interactive (sm)", "H.H. Scott(R)" and "Scott(R)" trademarks for certain of its home entertainment and consumer electronic products in the United States, Canada, Mexico and various other countries. Of the trademarks owned by the Company, those registered in the United States must be renewed at various times through 2010 and those registered in Canada must be renewed at various times through 2014. The Company's trademarks are also registered on a worldwide basis in various countries, which registrations must be renewed at various times. The Company intends to renew all trademarks necessary for its business. The Company considers the "[OBJECT OMITTED]" trademark to be of material importance to its business and owns several other trademarks, none of which is currently considered by the Company to be of material importance to its business. The Company has licensed certain applications of the " [OBJECT OMITTED]" trademark to several licensees on a limited basis and for a definitive period of time. (See Item 1 - "Business - Licensing and Related Activities.")

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

         The Company primarily competes in the low to medium-priced sector of the consumer electronics market. Management estimates that the Company has several dozen competitors that are manufacturers and/or distributors, many of which are much larger and have greater financial resources than the Company. The Company competes primarily on the basis of its products' reliability, quality, price, design, consumer acceptance of the "[OBJECT OMITTED]" trademark, and quality service to retailers and their customers. The Company's products also compete at the retail level for shelf space and promotional displays, all of which have an impact on the Company's established and proposed distribution channels. (See Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition.")

Seasonality

         The Company generally experiences stronger demand from its customers for its products in the fiscal quarters ending September and December, but during the last several years this revenue pattern has been less prevalent due to the retailers need to plan earlier for the Christmas selling season and management's ability to obtain additional orders during the slower times of the year. On a corresponding basis, the Company still experiences increased returns during the quarters ending March and June, which adversely affects the Company's collection activities and liquidity during such periods. Operating results may fluctuate due to other factors such as the timing of the introduction of new products, price changes by the Company and its competitors, demand for the Company's products, product mix, delay, available inventory levels, seasonal cost increases and general economic conditions.

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

Employees

         As of June 22, 2000, the Company had approximately 104 employees. The Company considers its labor relations to be generally satisfactory. The Company has no union employees.

Item 2.  PROPERTIES

         The Company leases warehouse and office space in New Jersey, Hong Kong, and Texas under leases expiring at various times.

         A lease for office space at its Corporate offices in New Jersey for 21,509 square feet expires on October 31, 2003. Lease agreements for 10,132 square feet of office space in Hong Kong expire July 31, 2003. There is also 34,000 square feet of warehouse and office space in Texas, rented from an affiliate pursuant to a Management Services Agreement which can be terminated by either party upon 60 days notice.

         The Company utilizes public warehouse space. Such public warehouse commitments are evidenced by contracts with terms of up to one year. The cost for the public warehouse space is primarily based on a fixed percentage of the Company's sales from each respective location. The Company does not presently own any real property.

Item 3.  LEGAL PROCEEDINGS

         As previously reported, the Company has resolved substantially all of the litigation against it and has accrued the net cost thereof as an expense in its fiscal year ended March 31, 2000. All that remains is a previously reported claim by Gerhard Eisenbach, which has remained dormant during the year and as to which the Company believes it has meritorious defenses, litigation arising in the ordinary course of business, in the opinion of management, will not have a material adverse effect on the Company's consolidated financial position if resolved on unfavorable terms to the Company and the implementation, as to Petra Stelling only, of the Court ordered termination of the Stipulation of Settlement entered into in 1996 (the "Stipulation") among Geoffrey P. Jurick, the Company's Chairman, three of his creditors, the Company, and certain other parties. While such implementation may have a material adverse effect on Mr. Jurick, it is the opinion of management that termination of the Stipulation will not adversely affect the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Company's shareholders was held on February 24, 2000, at which time the shareholders elected the following slate of nominees to remain on the Board of Directors: Peter G. Bunger, Robert H. Brown, Jr., Stephen H. Goodman, Jerome H. Farnum and Geoffrey P. Jurick. Election of the Board of Directors was the only matter submitted for shareholder vote. There were 47,828,215 shares of outstanding capital stock of the Company entitled to vote at the record date for this meeting and there were present at such meeting, in person or by proxy, stockholders holding 44,427,428 shares of the Company's Common Stock which represented 92.88% of the total capital stock outstanding and entitled to vote. There were 44,427,428 shares voted on the matter of the election of directors. The result of the votes cast regarding each nominee for office was:

 Nominee for Director                Votes For                   Votes Withheld

 Robert H. Brown, Jr.               44,203,390                      224,038
 Peter G. Bunger                    44,203,390                      224,038
 Jerome H. Farnum                   44,203,742                      223,686
 Stephen H. Goodman                 44,178,290                      249,138
 Geoffrey P. Jurick                 43,428,094                      999,334


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

                                Fiscal 2000                    Fiscal 1999
                          -------------------------         --------------------
                              High           Low               High        Low

First Quarter            $     7/8      $     1/2       $     5/8      $   3/8
Second Quarter                 3/4            1/2            11/16         3/8
Third Quarter                 11/16           7/16            5/8          1/4
Fourth Quarter                  1             1/2             7/8          7/16


         There is no established trading market for the Company's Common Stock Purchase Warrants or Series A Convertible Preferred Stock.

         (b) Holders

         At June 22, 2000, there were approximately 458 stockholders of record of the Company's Common Stock and 12 holders of the Warrants.

         (c) Dividends

         The Company's policy has been to retain all available earnings, if any, for the development and growth of its business. The Company has not paid cash dividends on its Common Stock. In deciding whether to pay dividends on the Common Stock in the future, the Company's Board of Directors will consider factors it deems relevant, including the Company's earnings and financial condition and its working capital and anticipated capital expenditures. The
Company's United States credit facility and the Indenture contain certain dividend payment restrictions on the Company's Common Stock. Additionally, the Company's Certificate of Incorporation, defining the rights of the Series A Preferred Stock (as more fully described below), prohibits Common Stock dividends unless the Series A Preferred Stock dividends are paid or put aside. The Series A Preferred Stock accrues dividends, payable on a quarterly basis, at a 2.8% dividend rate and declines by a 1.4% dividend rate each year until March 31, 2001 when no further dividends are payable. The Company is in compliance with the default provisions of its Series A Preferred Stock, and currently owes dividends in arrears of $925,000. (See Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition.")

     (d) Unregistered Securities

     The Company authorized 10 million shares and issued 10,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") on March 31, 1994. As of March 31, 2000, there were 3,677 shares of Series A Preferred Stock outstanding.

     The Series A Preferred Stock is convertible into shares of the Company's common stock at any time during the period beginning on March 31, 1997 and ending on March 31, 2002. The conversion rate is equal to 80% times the average of the daily market prices of a share of the Company's common stock for the 60 consecutive days immediately preceding the conversion date.

     During the year ended March 31, 2000, the Company repurchased 37 shares of its Series A Preferred Stock. There were no conversions of the Company's Series A Preferred Stock into common stock for the year ended March 31, 2000.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company for the five years ended March 31, 2000. For the years ended April 3, 1998 through March 31, 2000, the Company changed its financial reporting year to a 52/53 week year ending on the Friday closest to March 31. Accordingly, the current fiscal year ended on March 31, 2000. The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, and Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition".



                                                  ------------- ------------- --------------- -------------- ---------------
                                                   March 31,      April 2,       April 3,       March 31,      March 31,
                                                      2000          1999           1998           1997            1996
                                                  ------------- ------------- --------------- -------------- ---------------

Summary of Operations:
  Net Revenues                                    $  204,956    $  158,730     $162,730       $  178,708     $   245,667
  Operating Income (Loss)                         $    5,334    $    3,278   $      524       $  (20,243)    $   (10,088)
  Net Income (Loss)                               $    3,620    $      289   $   (1,430)      $  (23,968)    $   (13,389)

Balance Sheet Data at Period End:
  Total Assets                                    $   57,996  $     54,395   $    54,767      $   58,768    $     96,576
  Current Liabilities                                 24,542        23,351        19,890          21,660          35,008
  Long-Term Debt                                      20,891        20,847        20,929          21,079          20,886
  Shareholders' Equity                                12,563        10,197        13,948          16,029          40,382
  Working Capital                                      9,854         6,859         9,610          13,258          48,434
  Current Ratio                                     1.4 to 1      1.3 to 1      1.5 to 1        1.6 to 1        2.4 to 1

Per Common Share: (1)
  Net Income (Loss) Per Common Share - Basic      $      .07  $      (.01)   $     (.04)     $     (0.61)   $      (0.35)
  Net Income (Loss) Per Common Share - Diluted    $      .07  $      (.01)   $     (.04)     $     (0.61)   $      (0.35)

Weighted Average Shares Outstanding:
    Basic                                             47,632       49,398        45,167           40,292           40,253
    Diluted                                           53,508       49,398        45,167           40,292           40,253


Common Shareholders' Equity per

    Common Share (2)                              $     0.19  $      0.13    $     0.19      $      0.15    $         .75


(1) For Fiscal 2000 dilutive securities include 5,876,000 shares assuming conversion of Series A Preferred Stock at a price equal to 80% of the weighted average market value of a share of Common Stock, determined as of March 31, 2000. Per common share data is based on the net income or loss and deduction of preferred stock dividend requirements (resulting in a loss attributable to common stockholders for Fiscal 1999-1996) and the weighted average of Common Stock outstanding during each fiscal year. Loss per share does not include potentially dilutive securities assumed outstanding since the effects of such conversion would be anti-dilutive.

(2) Calculated based on common shareholders' equity divided by actual shares of Common Stock outstanding. Common shareholders' equity for Fiscal Years 2000, 1999, and 1998 is equal to total shareholders' equity less $3,677,000, $3,714,000 and 5,237,000, respectively, and for Fiscal Years 1997 and 1996 is equal to total shareholders' equity less $10 million for the liquidation preference of the Series A Preferred Stock.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION

Results of Operations - Fiscal 2000 compared with Fiscal 1999

         Net Revenues Net revenues for Fiscal 2000 increased $46.2 million (29%) as compared to Fiscal 1999. The increase in net revenues resulted primarily from increases in unit sales of microwave ovens and audio products as well as the introduction of the DVD and home office product category. In addition, the favorable trend of declining returned product as a percentage of sales continued for Fiscal 2000, resulting from continuing a more restrictive return policy by the Company's customers. Revenues earned from the licensing of the "[OBJECT OMITTED]" trademark were $3.1 million for Fiscal 2000 as compared to $3.6 million for Fiscal 1999. The decrease is attributable to the continued transition towards the Daewoo License Agreement. For Fiscal 2001, this trend is expected to reverse because Emerson entered into a new Licensing Agreement with Daewoo which provides for minimum royalty payments which exceeds the royalty revenue recorded for Fiscal 2000.

         The Company reports royalty and commission revenues earned from its licensing arrangements, covering various products and territories, in lieu of reporting the full dollar value of such sales and associated costs. The Company expects its U.S. gross sales on its core products to increase and its margins on such sales to also improve due to the change in product mix to higher margin products, a reduction in returned product and through the continued introduction of theme products through the use of current and newly developed license agreements such as Hello Kitty(R) .

         Cost of Sales Cost of sales, as a percentage of consolidated net revenues, was 86.9% and 87.3% in Fiscal 2000 and Fiscal 1999, respectively.

         The Company's gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the category of the consumer electronics market in which the Company competes. The Company's products are generally placed in the low-to-medium priced category of the market, which has a tendency to be the most competitive and generate the lowest profits. The Company believes that the combination of its (i) Daewoo License Agreement; (ii) various other license agreements; (iii) the introduction of higher margin products and (iv) use of license agreements such as Hello Kitty(R) and (v) reduced product returns will have a favorable impact on the Company's gross profit. The Company continues to promote its direct import programs to limit its working capital risks. In addition, the Company continues to focus on its higher margin products and is reviewing new products that can generate higher margins than its current business, either through license arrangements, acquisitions and joint ventures or on its own.

         Other Operating Costs and Expenses Other operating costs and expenses as a percentage of net revenues decreased from 2.5% in Fiscal 1999 to 2.2% in Fiscal 2000. The decrease was primarily due to decreases in freight charges.

         Selling, General and Administrative Expenses ("S,G&A") S,G&A, as a percentage of net revenues, were 8.3% in Fiscal 2000 as compared to 8.2% in Fiscal 1999. The increase is primarily due to increased litigation and cooperative advertising costs, offset somwehat by the effect of a higher sales base.

         Equity In Earnings Of Affiliate The Company's 33% share in the earnings of an Affiliate amounted to $277,000 for Fiscal 2000 and $1.5 million for Fiscal 1999. The Company's ownership investment in the Affiliate increased to 33% from 31% in Fiscal 1999 due to an additional investment by Emerson of SSG's shares and through a reduction of SSG shares outstanding resulting from a SSG stock buyback program.

         Write-down of Investment in and Advances to Joint Ventures Write-down of investment in and advances to Joint Ventures was $135,000 for Fiscal 2000 as compared to $900,000 for Fiscal 1999. This was attributable to the finalization of the Joint Venture in Fiscal 2000.

         Loss on Marketable Securities The loss on marketable securities results
from   the   sale   of   marketable   securities   which   are   classified   as
"available-for-sale".

         Interest Expense Interest expense did not change significantly from Fiscal 1999 to Fiscal 2000. The Company's reduced average borrowings were offset by higher borrowing costs.

         Provision for Income Taxes The Company's income tax benefit was $577,000 for Fiscal 2000 as compared to a provision of $207,000 for Fiscal 1999. The income tax benefit recorded for Fiscal 2000 was the result of a favorable resolution of a tax claim and the acceptance of a compromise offer in Hong Kong. (See Item 8- "Financial Statements and Supplementary Data - Note 7 of Notes to the Consolidated Financial Statements".)

         Net Income As a result of the foregoing factors, the Company generated net income of $3.6 million for Fiscal 2000 as compared to $289,000 for Fiscal 1999.

Results of Operations - Fiscal 1999 compared with Fiscal 1998

         Net Revenues Consolidated net revenues for Fiscal 1999 decreased $4.0 million (2.5%) as compared to Fiscal 1998. The decrease in net revenues resulted primarily from decreases in unit sales of microwave ovens and home theater products. The reduced revenues were offset by increased sales of audio products, particularly CD/radio/cassette products and CD shelf systems. This decrease in product sales was partially offset by a significant reduction in returned product resulting from an overall more restrictive return policy by the Company's customers. Revenues earned from the licensing of the "[OBJECT
OMITTED]" trademark were $3.6 million for Fiscal 1999 as compared to $5.6 million for Fiscal 1998. The decrease is attributable to the first year transition of a marketing agreement with Daewoo Electronics, Ltd. implemented to replace a previous license agreement.

         The Company reports royalty and commission revenues earned from its licensing arrangements, covering various products and territories. (See Item 1 - Business - "Licensing and Related Activities").

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

         Loss on Marketable  Securities Loss on marketable  securities is due to
the   write-down   of   marketable    securities   which   are   classified   as
"available-for-sale", net of gains on completed sales.

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

Liquidity and Capital Resources

         Net cash provided by operating activities was $6.4 million for Fiscal 2000. Cash was primarily provided by an increase in the profitability of the Company, a reduction of other receivables partially offset by an increase in inventory.

         Net cash used by investing activities was $538,000 for Fiscal 2000. Cash was utilized primarily for additional purchases of shares in its unconsolidated Affiliate (See Item 8 - "Financial Statements and Supplementary Data - Note 3 of Notes to the Consolidated Financial Statements."), and computer related capital additions, partially offset by the sale of marketable securities.

         Net cash used for financing activities was $390,000 primarily for the purchase of the Company's stock for treasury, partially offset by increased borrowings.

         The Company maintains an asset-based $10 million U. S. line of credit. The facility provides for revolving loans and letters of credit, subject to certain limits which, in the aggregate, cannot exceed the lesser of $10 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. The Company is required to maintain a certain net worth level, and is in compliance with this requirement. At March 31, 2000, there was $2,914,000 of borrowings under the facility, and no outstanding letters of credit issued for inventory purchases.

         The Company's Hong Kong subsidiary currently maintains various credit facilities, as amended, aggregating $23.5 million with a bank in Hong Kong consisting of the following: (i) a $3.5 million credit facility which is generally used for letters of credit for inventory purchases and (ii) a $20 million credit facility with seasonal over - advances, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit. At March 31, 2000, the Company's Hong Kong subsidiary pledged $1 million in certificates of deposit to this bank to assure the availability of the $3.5 million credit facility. At March 31, 2000, there were approximately $3,442,000 and $24,566,000, respectively, of letters of credit outstanding under these credit facilities.

         The Company has continued to enter into licensing agreements for existing core business products and new products, and intends to pursue additional licensing opportunities. The Company believes that such licensing activities will have a continued positive impact on net operating results by generating royalty income with minimal costs, if any, and without the necessity of utilizing working capital or accepting customer returns. (See Item 1 - Business -"Licensing and Related Activities").

         ShortTerm Liquidity. Cash increased to $8.5 million as of March 31, 2000 from $3.1 million as of April 2, 1999, primarily from its operations. At present, management believes that future cash flow from operations and the institutional financing noted above will be sufficient to fund all of the Company's cash requirements for the next fiscal year. In Fiscal 2000, products representing approximately 82% of net revenues were directly imported from manufacturers to the Company's customers. The direct import program implemented by the Company is critical in providing sufficient working capital to meet its liquidity objectives. If the Company is unable to maintain its existing level of direct sales volume, it may not have sufficient working capital to finance its operating plan.

         The Company is currently in arrears on $925,000 of dividends on its Series A Preferred Stock.

         The Company's liquidity is impacted by the seasonality of its business. The Company generally records the majority of its annual sales in the quarters ending September and December. This requires the Company to open higher amounts of letters of credit during the quarters ending June and September, therefore increasing the Company's working capital needs during these periods. Additionally, the Company receives the largest percentage of customer returns in the quarter ending March. The higher level of returns during this period adversely impacts the Company's collection activity, and therefore its liquidity. The Company believes that the license agreements as discussed above, and the arrangements it has implemented concerning returned merchandise, should favorably impact the Company's cash flow over their respective terms.

         Long-Term Liquidity. The Company has discontinued certain lower margin product lines and believes that this, together with its various license agreements and the introduction of higher margin products will result in continued profitability, thus reversing the trend of losses reported in prior fiscal years. The senior secured credit facility with the Lender was amended in March 1998 and extended to March 31, 2001 and imposes a financial covenant on the Company. Non-compliance of the covenant could materially affect the Company's future liquidity. Management believes that its direct import program and the anticipated cash flow from operations and the financing noted above will provide sufficient liquidity to meet the Company's operating and debt service cash requirements on a longterm basis.

         There were no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of March 31, 2000. See Item 8 - "Financial Statements and Supplementary Data - Note 13 of Notes to the Consolidated Financial Statements" for disclosure on material cash commitment subsequent to March 31, 2000.

Year 2000

     Emerson successfully completed its program to ensure Year 2000 readiness. As a result, the Company had no Year 2000 problems that affected its business, results of operations or financial condition. Emerson incurred expenses of $400,000 related to its Year 2000 program.

Recently-Issued Financial Accounting Pronouncements

         During the second quarter of 1998 the Financial Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 by one year. SFAS No. 133 will be effective for the Company for Fiscal 2001 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company has not yet determined the effects, if any, of implementing SFAS No. 133 on its reporting of financial information.

Forward-Looking Information

         This report contains various forward-looking statements under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and information that is based on Management's beliefs as well as assumptions made by and information currently available to Management. When used in this report, the words "anticipate", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that could cause actual results to differ materially are as follows: (i) the ability of the Company to continue selling products to its largest customers whose net revenues represented 55% and 21% of Fiscal 2000 net revenues; (ii) competitive factors such as competitive pricing strategies utilized by retailers in the domestic marketplace that negatively impacts product gross margins; (iii) the ability of the Company to maintain its suppliers, primarily all of whom are located in the Far East; (iv) the outcome of litigation; (v) the ability of the Company to comply with the restrictions imposed upon it by its outstanding indebtedness; and (vi) general economic conditions. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Inflation and Foreign Currency

         Neither inflation nor currency fluctuations had a significant effect on the Company's results of operations during Fiscal 2000. The Company's exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The Company purchases virtually all of its products from manufacturers located in various Asian countries. Financial turmoil in the South American economies may have an adverse impact on the Company's South American Licensee.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF INDEPENDENT
         AUDITORS

To the Board of Directors and Shareholders of Emerson Radio Corp.

We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries as of March 31, 2000 and April 2, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(1). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance regarding whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emerson Radio Corp. and Subsidiaries at March 31, 2000 and April 2, 1999, and the consolidated results of its operations and cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                             ERNST & YOUNG LLP


New York, New York
May 30, 2000




                      EMERSON RADIO CORP. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS
      For The Years Ended March 31, 2000, April 2, 1999, and April 3, 1998
                      (In thousands, except per share data)



                                                                      2000                  1999               1998
                                                                -----------------     -------------       -------------

Net revenues                                                    $ 204,956             $  158,730            $ 162,730

Costs and expenses:

     Cost of sales                                                178,125                138,502              142,372
     Other operating costs and expenses                             4,501                  4,007                4,351
     Selling, general and administrative expenses                  16,996                 12,943               15,483
                                                                -----------------     ------------       --------------
                                                                  199,622                155,452              162,206
                                                                -----------------     ------------       --------------

Operating  income                                                   5,334                  3,278                  524

     Equity in earnings of affiliate                                  277                  1,499                1,524
     Write-down of investment in and advances to joint
       venture                                                       (135)                  (900)                (714)


     Loss on marketable securities, net                              (149)                (1,109)                 --
     Interest expense, net                                         (2,284)                (2,272)              (2,510)
                                                                -----------------     -------------       -------------


                                                                    3,043                     496              (1,176)
Income (loss) before income taxes

     Provision (benefit) for income taxes                           ( 577)                    207                 254
                                                                -----------------     ------------------    ----------------
Net income (loss)                                               $   3,620             $       289          $   (1,430)
                                                                =================     ==================    ================


Net income (loss) per common share

     Basic                                                      $     .07             $     ( .01)         $     (.04)
     Diluted                                                          .07                   ( .01)               (.04)


Weighted average shares outstanding

     Basic                                                         47,632                  49,398              45,167
     Diluted                                                       53,508                  49,398              45,167



The accompanying notes are an integral part of the consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     As of March 31, 2000 and April 2, 1999
                        (In thousands, except share data)



 ASSETS                                                                                          2000                    1999
                                                                                            -----------------       ---------------

Current Assets:
   Cash and cash equivalents                                                                $    8,539              $    3,100
   Available for sale securities                                                                    37                     738

   Accounts receivable (less allowances of $3,977 and $3,907,  respectively)                     4,756                   5,143
   Other receivables                                                                             4,027                   6,782
   Inventories                                                                                  14,384                  11,608
   Prepaid expenses and other current assets                                                     2,653                   2,839
                                                                                            ----------                  ------
      Total current assets                                                                      34,396                  30,210

Property and equipment                                                                           1,034                   1,211
Investment in affiliates and joint venture                                                      20,277                  19,525
Other assets                                                                                     2,289                   3,449
                                                                                            ----------                --------
      Total Assets                                                                           $  57,996                $ 54,395
                                                                                            ==========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Notes payable                                                                            $    2,914             $    2,216
   Current  maturities of long-term debt                                                            97                     50
   Accounts payable and other current liabilities                                               16,499                 16,759
   Accrued sales returns                                                                         4,897                  3,926
   Income taxes payable                                                                            135                    400
                                                                                            -----------------       ---------------
      Total current liabilities                                                                 24,542                 23,351
Long-term debt, less current maturities                                                         20,750                 20,750
Other non-current liabilities                                                                      141                     97

Shareholders' Equity:
   Preferred shares -- 10,000,000 shares authorized; 3,677 and 3,714
         shares issued and outstanding, respectively                                             3,310                  3,343
   Common shares -- $.01 par value, 75,000,000 shares authorized;
         51,331,615 shares issued; 46,477,615 and 47,828,215
         shares outstanding, respectively                                                          513                    513
   Capital in excess of par value                                                              113,289                113,288
   Cumulative translation adjustment                                                               (76)                   (78)
   Accumulated deficit                                                                       ( 101,445)              (104,962)
   Treasury stock, at cost, 4,854,000 and 3,503,400 shares, respectively                        (3,028)                (1,907)
                                                                                            -----------------       ---------------
      Total shareholders' equity                                                                12,563                 10,197
                                                                                            -----------------       ---------------
      Total Liabilities and Shareholders' Equity                                            $   57,996              $  54,395
                                                                                            =================       ===============


The accompanying notes are an integral part of the consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF CHANGES IN
               SHAREHOLDERS' EQUITY FOR THE YEARS ENDED MARCH 31,
                      2000, APRIL 2, 1999 AND APRIL 3, 1998

                        (In thousands, except share data)



                                                Common Shares Issued              Capital      Cumulative                 Total
                                  Preferred    Number       Par     Treasury   In excess of  Translation  Accumulated  Shareholders
                                  Stock       of Shares     Value     Stock      Par Value     Adjustment    Deficit     Equity

Balance--March 31, 1997          $ 9,000      40,335,642   $ 403     $ --       $ 109,278       $  191    $ (102,843)   $ 16,029
    Issuance of common stock
    upon conversion of
    preferred stock               (4,287)     10,709,088     107                    4,180
   Cancellation of common
      stock warrants                                                                 (257)                                  (257)
   Preferred stock dividends
     declared                                                                                                   (400)       (400)
   Comprehensive loss:
   Net loss for the year                                                                                      (1,430)     (1,430)
   Currency translation
    adjustment                                                                                       6                         6

   Comprehensive loss                                                                                                     (1,424)
                                   ------      ----------    ---    -------       ------          ----      --------      -------
Balance--April 3, 1998             4,713       51,044,730    510                  113,201          197      (104,673)     13,948
   Issuance of common stock
      upon conversion of
      preferred stock                (90)         286,885      3                       87

    Purchase of treasury stock                                      (1,907)                                               (1,907)
    Purchase of preferred stock   (1,280)                                                                       (407)     (1,687)
    Preferred stock dividends
      declared
                                                                                                                (171)       (171)
   Comprehensive income:
        Net income for the year                                                                                  289         289
     Currency translation adjustment                                                              (275)                     (275)
                                                                                                                          -------
        Comprehensive income                                                                                                  14
                                    -----     ----------     ---    ------        ------          ----      --------      ------
Balance - April 2, 1999             3,343     51,331,615     513    (1,907)       113,288          (78)     (104,962)     10,197
    Purchase of treasury stock                                      (1,121)                                               (1,121)
    Purchase of preferred stock       (33)                                              1                                    (32)
    Preferred stock dividends
      declared                                                                                                  (103)      ( 103)
   Comprehensive income:
        Net income for the year                                                                                3,620       3,620
        Currency translation adjustment                                                              2                         2
                                                                                                                         -------
             Comprehensive income                                                                                          3,622
                                  ---------  -------------  -----  ---------    ---------      ----------  ----------    --------
Balance - March 31, 2000          $ 3,310     51,331,615    $513   $(3,028)      $113,289      $   (76)    $(101,445)    $12,563
                                  =========  =============  =====  =========    =========      ==========  ==========    ========


The accompanying notes are an integral part of the consolidated financial statements.





                      EMERSON RADIO CORP. AND SUBSIDIARIES

                                  CONSOLIDATED
                     STATEMENTS OF CASH FLOWS For The Years
                      Ended March 31, 2000, April 2, 1999,
                                and April 3, 1998
                                 (In thousands)

                                                                             2000                   1999                   1998
                                                                       ------------------    -------------------     ---------------
Cash Flows from Operating Activities:
   Net income (loss)                                                    $      3,620            $      289            $    (1,430)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
      Depreciation and amortization                                            1,306                 1,245                  1,759
      Equity in earnings of affiliate                                           (277)               (1,499)                (1,524)
      Write-down of investment in joint venture                                  153                   900                    714
      Loss on marketable securities                                              149                 1,298                     --
      Asset valuation and loss reserves                                          626                (1,375)                (3,092)
      Other                                                                        2                  (275)                  (251)
      Changes in assets and liabilities:
         Accounts receivable                                                     (45)                2,642                  4,543
         Other receivables                                                     2,755                  (308)                (4,357)
         Inventories                                                          (2,970)                1,021                  4,505
         Prepaid expenses and other current assets                               186                  (460)                  (241)
         Other assets                                                            493                   699                    (71)

         Accounts payable and other current liabilities                          634                   900                  2,739
         Income taxes payable                                                   (265)                  209                     88
                                                                       ------------------    ------------------     ----------------
Net cash provided by operations                                                6,367                 5,286                  3,382
                                                                       ------------------     ------------------     ---------------

Cash Flows from Investing Activities:
   Proceeds from (investment in) marketable securities                           552                (2,036)                  --
   Investment in affiliates                                                     (841)                  (91)                 2,709
   Additions to property and equipment                                          (462)                 (413)                   (27)

   Distributions from joint venture                                              213                   241                     --
                                                                       ------------------     ------------------     ---------------
Net cash (used) provided by investing activities                                (538)               (2,299)                 2,682
                                                                       ------------------     ------------------     ---------------

Cash Flows from Financing Activities:
   Net borrowings (repayments) under line of credit   facility                   698                 2,216                 (5,689)
   Retirement of  long-term debt                                                  47                   (35)                  (106)
   Payment of  dividend on preferred stock                                       (26)                 (407)                  (257)
   Purchase of preferred and common stock                                     (1,153)               (3,187)                    --
   Other                                                                          44                   (82)                   (44)
                                                                       ------------------    ------------------     ----------------
Net cash used by financing activities                                           (390)               (1,495)                (6,096)
                                                                       ------------------     ------------------     ---------------
Net increase (decrease) in cash and cash equivalents                           5,439                 1,492                    (32)
Cash and cash equivalents at beginning of year                                 3,100                 1,608                  1,640
                                                                       ------------------     ------------------     ---------------
Cash and cash equivalents at end of year                               $       8,539          $      3,100           $      1,608
                                                                       ==================     ==================     ===============
Supplemental disclosure of cash flow information:

  Cash paid for interest                                               $         273          $        203           $        316
                                                                       ==================     ==================     ===============
  Cash paid for income taxes                                           $          11         $         32          $          152
                                                                       ==================     ==================     ===============


The accompanying notes are an integral part of the consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

Note 1 -- Significant Accounting Policies:

Basis of Presentation

The consolidated financial statements include the accounts of Emerson Radio Corp. and its majorityowned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated. The Company's investment in an affiliate and ownership in a joint venture are accounted for by the equity method.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.

Certain reclassifications were made to conform prior years financial statements to the current presentation.

Cash and Cash Equivalents

Shortterm investments with original maturities of three months or less at the time of purchase are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

Fair Values of Financial Instruments

The estimated fair values of financial instruments have been determined by the Company using available market information, including current interest rates, and the following valuation methodologies:

Cash and cash equivalents and accounts receivable -- the carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values because of the short maturity of these instruments.

The fair value of other receivables is estimated on the basis of discounted cash flow analyses, using appropriate interest rates for similar instruments.

Notes payable and long-term debt -- the fair value is estimated on the basis of rates available to the Company for debt of similar maturities.

Inventories

     Inventories are stated at the lower of cost (first in, first out) or market.

Investments

     The Company determines the appropriate classifications of securities at the time of purchase. The investments held by the Company at March 31, 2000 and April 2, 1999 were classified as "available-for-sale." Realized gains and losses are reported separately as a component of income. Declines in the market value of securities deemed to be other than temporary are included in earnings (See
Note 10 - Available-for-Sale Securities).

Concentrations of Credit Risk

     Certain financial instruments potentially subject the Company to concentrations of credit risk. Accounts receivable represent sales to retailers and distributors of consumer electronics throughout the United States and Canada. The Company periodically performs credit evaluations of its customers but generally does not require collateral.

Depreciation, Amortization and Valuation of Property and Intangibles

     Property and equipment, stated at cost, are being depreciated by the straightline method over their estimated useful lives. Leasehold improvements are amortized on a straightline basis over the shorter of the useful life of the improvement or the term of the lease.

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

Foreign Currency

     The assets and liabilities of foreign subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Related translation adjustments are reported as a separate component of shareholders' equity. Losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations.

     The Company does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations.

Recently Issued Accounting Pronouncements

     During the second quarter of 1998 the Financial Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 by one year. SFAS No. 133 will be effective for the Company for Fiscal 2001 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company has not yet determined the effects, if any, of implementing SFAS No. 133 on its reporting of financial information.


Change in Accounting Period

     The Company's financial reporting year ended on the Friday closest to March
31. Accordingly, the current fiscal year ended on March 31, 2000. Beginning in Fiscal 2001, the Company is changing its financial reporting year to end March 31.

Note 2 -- Inventories:

     Inventories are comprised primarily of finished goods.

Note 3 -- Investment in Unconsolidated Affiliate:

         The Company owns 2,386,000 (33% of the issued and outstanding) shares of common stock of Sport Supply Group, Inc. ("SSG") , of which 2,269,500 shares were purchased in 1996, and the balance was purchased in Fiscal 2000, at a total cost of $ 16,569,000. In addition, the Company owns warrants to purchase an additional 1 million shares of SSG's common stock for $7.50 per share ("SSG Warrants") which the Company purchased in 1996 at an aggregate cost of $500,000. If the Company exercises all of the SSG Warrants, it will beneficially own approximately 41% of the SSG common shares. The warrants are scheduled to expire in December 2001. Effective March 1997, the Company entered into a Management Services Agreement with SSG, under which SSG provides various managerial and administrative services to the Company for a fee.

     The investment in and results of operations of SSG are accounted for by the equity method. The Company's investment in SSG includes goodwill of $7,355,000 which is being amortized on a straight line basis over 40 years. At March 31, 2000, the aggregate market value quoted on the New York Stock Exchange of SSG common shares equivalent in number to those owned by Emerson was approximately $14 million. Summarized financial information derived from the annual and quarterly financial reports as filed with the Securities and Exchange Commission was as follows (in thousands):

                                          Unaudited
                                     -------------------    --------------------
                                       March 31, 2000           April 2, 1999
                                     -------------------    --------------------

Current assets                        $    50,488        $            44,322
Property, plant and equipment
   and other assets                        30,158                     30,252
Current liabilities                        38,450                     14,965
Long-term debt                                252                     19,045
Stockholders' Equity                       41,945                     40,563

                                         Unaudited
                                   ----------------------
                                      For the 12 Months        For the 12 Months
                                          Ended                    Ended
                                       March 31, 2000           April 2, 1999
                                   ----------------------    -------------------

Net sales                            $    110,552         $          100,953
Gross profit                               39,598                     39,090
Net income                                  2,083                      5,454

Note 4 - Property and Equipment

As of March 31, 2000 and April 2, 1999, property and equipment is comprised of the following:

                                                       2000             1999
                                                   ------------    -------------
                                                           (In thousands)

Furniture and fixtures. . . . . . . . . . . . .    $   3,555        $  3,228
Machinery and equipment . . . . . . . . . . . .          614             493
Leasehold improvements. . . . . . . . . . . . .          267             267
                                                   ------------   --------------
                                                       4,436           3,988
Less accumulated depreciation and amortization         3,402           2,777
                                                   ------------   --------------
                                                   $   1,034        $  1,211
                                                   ============   ==============

     Depreciation and amortization of property and equipment amounted to $638,700, $583,000, and $776,000 for the years ended March 31, 2000, April 2,
1999, and April 3, 1998, respectively.

Note 5 -- Credit Facility:

     On March 31, 1998, the Company amended its existing Loan and Security Agreement (the "Loan and Security Agreement"), which includes a senior secured credit facility with a U.S. financial institution. The amendment to the facility reduced the facility to $10 million from $35 million and amended certain financial covenants as defined below. The facility provides for revolving loans and letters of credit, subject to individual maximums which, in the aggregate, cannot exceed the lesser of $10 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. Amounts outstanding under the senior credit facility are secured by substantially all of the Company's U.S. and Canadian assets except for trademarks, which are subject to a negative pledge covenant, and a portion of its minority interest of its investment in an unconsolidated affiliate. At March 31, 2000 and April 2, 1999, the weighted average interest rate on the outstanding borrowings was 9.36% for both years, which is the prime rate of interest plus 1.25%. Interest paid totaled $273,000, $203,000, and $316,000 for the years ended March 31, 2000,
April 2, 1999, and April 3, 1998, respectively. Pursuant to the Loan and Security Agreement, the Company is restricted from, among other things, paying cash dividends (other than on the Series A Preferred Stock), redeeming stock, and entering into certain transactions without the lender's prior consent and is required to maintain certain net worth levels. An event of default under the credit facility would trigger a default under the Company's 8 1/2% Senior Subordinated Convertible Debentures Due 2002. At March 31, 2000 and April 2, 1999, there were $2,914,000 and $2,216,000, respectively, outstanding borrowings under the facility, and no outstanding letters of credit issued for inventory purchases.

Note 6 -- Long-Term Debt:

     As of March 31, 2000 and April 2, 1999, long-term debt consisted of the following:

                                                     2000               1999
                                                -------------     --------------
                                                       (In thousands)
8-1/2% Senior Subordinated Convertible
Debentures Due 2002 . . . . . . . . . . .          $ 20,750            $ 20,750
Equipment notes and other . . . . . . . .                97                  50
                                                -------------     --------------
                                                     20,847              20,800
Less current obligations . . . . . . . .                 97                  50
                                                -------------     --------------
            Long-term debt                         $ 20,750            $ 20,750
                                                =============     ==============

The Senior Subordinated Convertible Debentures Due 2002 ("Debentures") were issued in August 1995. The Debentures bear interest at the rate of 8 1/2% per annum, payable quarterly, and mature on August 15, 2002. The Debentures are convertible into shares of the Company's common stock at any time prior to redemption or maturity at an initial conversion price of $3.9875 per share, subject to adjustment under certain circumstances. The Debentures are presently redeemable in whole or in part at the Company's option at a redemption price of 103% of principal, decreasing by 1% per year until maturity. The Debentures are subordinated to all existing and future senior indebtedness (as defined in the Indenture governing the Debentures). The Debentures restrict, among other things, the amount of senior indebtedness and other indebtedness that the Company, and, in certain instances, its consolidated subsidiaries, may incur. Each holder of Debentures has the right to cause the Company to redeem the Debentures if certain designated events (as defined) should occur. The Debentures are subject to certain restrictions on transfer, although the Company has registered the offer and sale of the Debentures and the underlying common stock.

Note 7 - Income Taxes:

The income tax provision for the years ended March 31, 2000, April 2, 1999, and April 3, 1998 consisted of the following:

                                        2000              1999          1998
                                     ----------       ----------      ----------
                                                     (In thousands)
Current:
Federal                               $   47           $   --         $   13
Foreign, state and other                (624)             207            241
                                     ----------      -----------      ----------
                                      $ (577)          $  207         $  254
                                     ==========      ===========      ==========

The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory U.S. rate of 34% to earnings (loss) before income taxes for the years ended March 31, 2000, April 2, 1999, and April 3, 1998 are analyzed below:


                                                   2000               1999              1998
                                              ---------------    ---------------    ---------------
                                                           (In thousands)
  Statutory provision (benefit)               $   1,035          $      169          $    (400)
  Federal valuation allowance                    (1,076)               (177)               454
  Foreign income taxes                             (642)                207                223
  Other, net                                        106                   8                (23)

                                              ---------------    ---------------    ---------------
  Total income tax (benefit) provision        $    (577)         $      207          $     254
                                              ===============    ===============    ===============


A wholly owned subsidiary of the Company, Emerson Radio (Hong Kong) Ltd. was assessed $858,000 by the Hong Kong Inland Revenue Department (the "IRD") in May 1998. The assessment related to the Fiscal 1993 to Fiscal 1998 tax years and asserted that certain revenues reported as non-taxable by Emerson Radio (Hong
Kong) Ltd. were subject to a profits tax. In Fiscal 1999, the Company accrued $256,000 equaling its compromise offer, and in June 1999, the IRD accepted the offer in which the Company and the IRD settled, without prejudice, the assessment for the amount accrued.

Emerson Radio (Hong Kong) Ltd. was also in litigation with the IRD regarding the deductibility of certain expenses that related to Fiscal 1992 to Fiscal 1999. In December 1999, the Company received a favorable ruling from the Hong Kong Court of Final Appeals regarding this matter and a tax credit of $619,000 has been recorded in the Company's financial results for Fiscal 2000.

As of March 31, 2000 and April 2, 1999, the significant components of the Company's deferred tax assets and liabilities are as follows:

                                                       2000              1999
                                                 --------------      -----------
                                                            (In thousands)
  Deferred tax assets:
        Accounts receivable reserves            $    5,243           $   4,699
        Inventory reserves                             235               2,243
        Federal loss carryforwards                  13,753              16,207
        State loss carryforwards                     4,746               5,257
        Other                                          449               1,016
                                                --------------      ------------
        Total deferred tax assets                   24,426              29,422
        Valuation allowance for
           deferred tax assets                     (22,537)           ( 28,054)
                                                --------------      ------------
         Net deferred tax assets                     1,889               1,368
  Deferred tax liabilities                          (1,889)             (1,368)
                                                --------------      ------------
   Net deferred taxes                           $      --           $     --
                                                ==============      ============

Total deferred tax assets of the Company at March 31, 2000, and April 2, 1999, include the tax effected net operating loss carryforwards subject to annual limitations (as discussed below), and tax effected deductible temporary differences. The Company has established a valuation reserve against any expected future benefits.

Cash paid for income taxes was $11,400, $32,000, and $152,000 for the years ended March 31, 2000, April 2, 1999, and April 3, 1998, respectively.

Income of foreign subsidiaries before taxes was $1,578,000, $1,492,000, and $3,065,000 for the years ended March 31, 2000, April 2, 1999, and April 3, 1998, respectively. It is the policy of the Company to permanently reinvest all the earnings of its foreign subsidiaries.

As of March 31, 2000, the Company has a federal net operating loss carry forward of approximately $130,813,000, of which $29,160,000, $13,385,000, $50,193,000,
$18,201,000,  $18,954,000 and $920,000 will expire in 2006,  2007,  2009,  2011,
2012 and 2019, respectively. The utilization of these net operating losses are limited based on Sections 382 and 383, respectively, of the Internal Revenue Code. The Company's annual limitation is approximately $2.2 million for net operating losses which expire in 2006, 2007 and 2009.

Note 8 -- Commitments and Contingencies:

Leases:

The Company leases warehouse and office space with annual commitments as follows (in thousands):

                            Fiscal Years                     Amount
                            ------------                     ------
                                2001                        $  890
                                2002                           803
                                2003                           803
                                2004                           268
                                2005                           --

Rent expense, net of rental income, aggregated $1,326,000, $1,304,000, and $1,570,000 for Fiscal 2000, 1999, and 1998, respectively. Rental income from the sublease of warehouse and office space aggregated $238,000 in Fiscal 1998.

Letters of Credit:

There were no letters of credit outstanding under the Loan and Security Agreement (See Note 5) as of March 31, 2000, or April 2, 1999. The Company's Hong Kong subsidiary also currently maintains various credit facilities aggregating $23.5 million with a bank in Hong Kong subject to annual review consisting of the following: (i) a $3.5 million credit facility which is generally used for letters of credit for inventory purchases, and (ii) a $20 million credit facility with seasonal over - advances, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit with the Company's largest customer. At March 31, 2000, the Company's Hong Kong subsidiary had pledged $1 million in certificates of deposit to this bank to assure the availability of the $3.5 million credit facility. At March 31, 2000, there were $3,442,000 and $24,566,000 of letters of credit outstanding under these credit facilities, respectively.

Note 9 -- Shareholders' Equity:

In July 1994, the Company adopted a Stock Compensation Program ("Program") intended to secure for the Company and its stockholders the benefits arising from ownership of the Company's common stock by those selected directors, officers, other key employees, advisors and consultants of the Company who are most responsible for the Company's success and future growth. The maximum aggregate number of shares of common stock available pursuant to the Program is 2,000,000 shares and the Program is comprised of four parts--the Incentive Stock Option Plan, the Supplemental Stock Option Plan, the Stock Appreciation Rights Plan and the Stock Bonus Plan. A summary of transactions during the last three years is as follows:


                                                                 Number of              Price                Aggregate
                                                                  Shares              Per Share                Price
                                                         -------------------    ---------------------    -----------------

Outstanding--March 31, 1997                                     1,590,000           $1.00 - $2.88          $1,927,000
Granted                                                           207,000               $1.00                 207,000
Canceled                                                         (790,000)          $1.00 - $2.88          (1,067,000)
                                                         -------------------                              ---------------
Outstanding--April 3, 1998                                      1,007,000           $1.00 - $1.10           1,067,000
Granted                                                            23,000               $1.00                  23,000
                                                         -------------------                              ---------------
Outstanding - April 2, 1999                                     1,030,000           $1.00 - $1.10           1,090,000
Granted                                                           300,000               $1.00                 300,000
Canceled                                                          (18,000)              $1.00                 (18,000)
                                                         -------------------                              ----------------
Outstanding - March 31, 2000                                    1,312,000           $1.00 - $1.10          $1,372,000
                                                         ===================                             =================


Subject to the terms set forth in each option agreement, generally, the term of each option is ten years, except for options issued to any person who owns more than 10% of the voting power of all classes of capital stock, for which the term is five years. Options may not be exercised during the first year after the date of the grant. Thereafter, each option becomes exercisable on a pro rata basis on each of the first through third anniversaries of the date of the grant. The exercise price of options granted must be at least equal to the fair market value of the shares on the date of the grant, except that the option price with respect to an option granted to any person who owns more than 10% of the voting power of all classes of capital stock shall not be less than 110% of the fair market value of the shares on the date of the grant. As of March 31, 2000 and April 2, 1999, approximately 993,000 and 964,000 options were exercisable, respectively.

The Company has elected to follow APB25 and related interpretations for stock-based compensation and accordingly has recognized no compensation expense. Had compensation cost been determined based upon the fair value at grant date for awards consistent with the methodology prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income would have decreased approximately $19,000 and $25,000 for the years ended March 31, 2000 and April 2, 1999, respectively, and the net loss would have increased approximately $21,000 for the year ended April 3, 1998.

The fair value of these options, and all other options and warrants of the Company, was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended March 31, 2000, April 2, 1999, and April 3, 1998: risk-free interest rate of 5%, an expected life of 10 years and a dividend yield of zero. For the years ended March 31, 2000, April 2, 1999 and April 3, 1998, volatility was 57%, 15%, and 56%, respectively. The effects of applying SFAS 123 and the results obtained are not likely to be representative of the effects on future pro-forma income.

In October 1994, the Company's Board of Directors adopted, and the stockholders subsequently approved, the 1994 Non-Employee Director Stock Option Plan. The maximum number of shares of common stock available under such plan is 300,000 shares. A summary of transactions under the plan for the three years ending March 31, 2000 is as follows:


                                                                Number of               Price               Aggregate
                                                                 Shares               Per Share               Price
                                                             -----------------     -----------------     -----------------

Outstanding--March 31, 1997,
       April 3, 1998, and April 2, 1999                          150,000                 $1.00            $  150,000
Canceled                                                         (50,000)                $1.00               (50,000)
                                                             -----------------                           -----------------
Outstanding - March 31, 2000                                     100,000                 $1.00            $  100,000
                                                             =================                           =================


The provisions for exercise price, term and vesting schedule are the same as noted above for the Stock Compensation Program.

The Company has issued and outstanding 3,677 shares of Series A Convertible Preferred Stock, ("Preferred Stock") $.01 par value, with a face value of $3,677,000 and an estimated fair market value of approximately $3,309,000. The Preferred Stock is convertible into Common Stock through March 31, 2002 at a price per share of Common Stock equal to 80% of the defined average market value of a share of Common Stock on the date of conversion. The preferred stock bears dividends, on a cumulative basis currently at 2.8% and declines by 1.4% each June 30th until no dividends are payable.

During the year ended March 31, 2000, the Company repurchased 37 shares of its Series A Preferred Stock. There were no conversions of the Company's Preferred Stock into Common Stock for the year ended March 31, 2000.

         The Preferred Stock is non-voting. However, the terms of the Preferred Stock provide that holders shall have the right to appoint two directors to the Company's Board of Directors if the Preferred Stock dividends are in default for six consecutive quarters. At March 31, 2000, the Company is in compliance with these default provisions and currently owes dividends in arears of $925,000.

The Company issued warrants on March 31, 1994 for the purchase of approximately 750,000 shares of Common Stock which are exercisable at $1.30 per share and expire on March 31, 2001.

The Company issued warrants in August 1995 for the purchase of 500,000 shares of common stock that are exercisable through August 2000 at an exercise price of $3.9875 per share, subject to adjustment under certain circumstances. In December 1995, the Company issued warrants for the purchase of 250,000 shares of Common Stock at an exercise price of $4.00 per share. The warrants may be exercised until December 8, 2000, when such warrants shall expire.

In November 1995, the Company filed a shelf registration statement covering 5,000,000 shares of common stock owned by Fidenas International Limited, LLC to finance a settlement of the litigation regarding certain outstanding common stock. The shares covered by the shelf registration are subject to certain contractual restrictions and may be offered for sale or sold only by means of an effective prospectus following registration under the Securities Act of 1933, as amended.

In May 1998, the Company modified its existing stock repurchase program to permit the repurchase of up to $2 million of common shares, from time to time, in the open market. Pursuant to this plan, the Company repurchased 3,503,400 shares in Fiscal 1999 for $ 1,907,000, completing the repurchase program. The Board authorized a second repurchase program in January 2000 for an additional 5 million shares. In fiscal 2000, the Company repurchased 1,350,600 shares for $1,121,000 pursuant to this program. The shares repurchased during Fiscal 2000 and Fiscal 1999 were funded by working capital.

Of the 46,477,615  common shares  outstanding  at March 31, 2000,  approximately
29.2 million shares were held directly or indirectly by affiliated entities of Geoffrey P. Jurick, Chairman, Chief Executive Officer and President of the Company. The Company agreed with Mr. Jurick that such shares would not be subject to the repurchase plans. Subsequent thereto, Mr. Jurick's shareholdings were reduced and so were the total number of outstanding common shares. (See
Item 8 - "Financial Statements and Supplementary Data - Note 13 of Notes to the Consolidated Financial Statements".)

Note 10 -- Available-For-Sale Securities:

Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity. Realized gains and losses, and declines in market value judged to be other-than-temporary, are included in earnings. During the fourth quarter of Fiscal 1999, the Company recorded a loss of $1,298,000 in earnings for securities whose decline in value was deemed to be other-than-temporary. During Fiscal 2000, the Company recorded a realized loss of $149,000 from the sale of securities for less than their carrying value.

The following is a summary of available-for-sale equity securities at March 31, 2000 and April 2, 1999 (in thousands):


                                                           Gross                  Gross               Estimated
                                       Cost                Gains                 Losses               Fair Value

 March 31, 2000                  $      37               $   --                 $   --                 $    37
 April 2, 1999                       2,036                   --                    1,298                   738

Note 11 -- Net Earnings (Loss) per Share:

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share for the years ended March 31, 2000, April 2, 1999, and April 3, 1998:

                                                  (In thousands, except per share amount)

                                                                     2000              1999              1998
                                                              ---------------       ----------        ---------
Numerator:

Net income (loss)                                             $     3,620         $     289           $ (1,430)
Less:  preferred stock dividends, and repurchase
    costs                                                             103               578                400
                                                              ==============        ==========      ===========

Numerator for basic earnings
    (loss)  per share - income available
to  common stockholders                                             3,517              (289)            (1,830)
Add back to effect assumed conversions:
    Preferred Stock dividends                                         103               --                 --
                                                              --------------       ------------     ------------
Numerator for diluted earnings
    (loss)  per share                                         $     3,620            $ (289)          $ (1,830)
                                                              ===============       ===========     ============

Denominator:

Denominator for basic earnings per share -
weighted average shares                                             47,632           49,398             45,167
Effect of dilutive securities:
   Preferred  shares                                                 5,876              --                --
                                                              ---------------      -------------    --------------
Denominator for diluted earnings  per share -
weighted average shares and assumed         conversions
                                                                    53,508           49,398             45,167
                                                              ===============       ============     =============
Basic income (loss) per share                                 $        .07        $    (.01)         $    (.04)
                                                              ===============
                                                                                    ============     =============
Diluted income (loss) per share                               $        .07        $    (.01)         $    (.04)
                                                              ===============       ============     =============


Options and warrants to purchase 2,899,000, 2,667,000, and 2,644,000 shares of common stock were not included in computing diluted earnings per share for Fiscal 2000, 1999, and 1998, respectively, because the effect would be antidilutive.

Preferred Stock convertible into 8,680,000 and 21,864,000 shares of Common Stock were not included in computing diluted earnings per share for Fiscal 1999 and 1998, respectively, because the effect would be antidilutive.

Senior Subordinated Debentures convertible into 5,204,000 shares of Common Stock if converted were not included in computing diluted earnings per share for Fiscal 2000, 1999,and 1998, because the effect would be antidilutive.

Note 12 -- License Agreements:

The Company has several license agreements in place that allow licensees to use the "[OBJECT OMITTED]" trademark for the manufacture and/or the sale of consumer electronics and other products. The license agreements cover various countries throughout the world and are subject to renewal at the initial expiration of the agreements. Additionally, the Company has entered into several sourcing and inspection agreements that require the Company to provide these services in exchange for a fee. License revenues recognized in Fiscal 2000, 1999, and 1998 were $3,143,000, $3,633,000, and $5,597,000, respectively, including $4,000,000 in Fiscal 1998 from a major supplier whose licensing agreement expired March 31, 1998. The Company records licensing revenues as earned over the term of the related agreements.

In April 1997, in anticipation of the expiration of the major supplier license agreement, Emerson executed a marketing agreement ("Marketing Agreement") with Daewoo Electronics Co. Ltd. ("Daewoo"). This Marketing Agreement provided that Daewoo manufacture and distribute television and video products bearing the "[OBJECT OMITTED]" trademark to customers in the U.S. market. The Company arranged sales and provided marketing services, and in return received a commission for such services. Daewoo was responsible for and assumed all risks associated with, order processing, shipping, credit and collections, inventory, returns and after-sale service. The commissions earned by the Company were entirely dependent upon the volume of sales made that were subject to the Marketing Agreement. Effective October 29, 1999, Emerson and Daewoo entered into a three year License Agreement ("License Agreement") which replaced the Marketing Agreement. The License Agreement includes, among other items, minimum production quotas and subject to certain conditions, minimum annual royalty payments each year, which in Fiscal 2001 amounts to $4,500,000. All other material aspects of the License Agreement remain substantially similar to the terms set forth in the superceded Marketing Agreement.

In addition, the Company has several other licensing agreements in place with licensees primarily in the United States, Canada, Latin America, Mexico, Eastern Asia and parts of Europe.

Throughout many parts of the world, the Company maintains distributorship and/or sales support and assistance agreements that allow the distribution of the Company's products into defined geographic areas. Currently the Company has such agreements covering the Sub-Asian Continent, North Africa, Canada and the Middle East.

     Note 13 -- Legal Proceedings:

In the last few months, the Company settled substantially all of its outstanding litigation.

Certain Outstanding Common Stock

     On May 25, 2000, the Company entered into a Termination, Settlement, Redemption and Option Agreement, (the "Agreement") with Geoffrey P. Jurick, its Chairman, Chief Executive Officer and President, and two of Mr. Jurick's institutional creditors, resolving outstanding litigation between Mr. Jurick and two of his three outside creditors.

     In 1996, Mr Jurick entered into a settlement agreement (the "Settlement Agreement") pursuant to which he agreed to pay to an individual and two institutions the sum of $49.5 million from the proceeds of the sale of approximately 29.2 million shares of Common Stock of the Company (the "Common Stock") beneficially owned by him. None of the shares of Common Stock was sold and, in March 2000, at the request of Mr. Jurick's three creditors, the Court terminated the Settlement Agreement. To implement such termination, the Court divided the 29.2 million shares of Common Stock among Mr. Jurick and his three creditors in a manner insuring that Mr. Jurick would retain at least 25% of the outstanding shares of Common Stock as required by the Company's lending agreements and approved the Agreement. Mr. Jurick received 9.9 million shares, the two institutions received 11.1 million shares, and the individual received
8.2 million shares.

     In accordance with the Agreement,  the Company, on May 25, 2000,  purchased
7.0 million shares of Common Stock from the two institutional creditors for $6.0 million. The purchase price was paid by the Company using cash generated from operations. As a result of the purchase by the Company, the outstanding shares of Common Stock of the Company were reduced to approximately 39.4 million shares. In addition, under the terms of the Agreement, the Company was granted a one year option to purchase from the two institutional creditors the remaining
4.1 million shares of Common Stock owned by them for approximately $5.5 million (the "Option Purchase Price"). The option term may be extended by the Company for one additional year upon making a non-refundable payment of $550,000 to the two institutions and for a second additional year upon making a payment of $2,550,000, of which $1.9 million will be credited against the Option Purchase Price.

     In the event that the Company or its assignees do not purchase the approximately 4.1 million shares of Common Stock owned by such institutions, these institutions will continue to have claims against Mr. Jurick. Implementation of the termination of the Settlement Agreement with Mr. Jurick's remaining creditor (by settlement or court order) has not been finalized.

Other Litigation

         The Company has also entered into definitive agreements to resolve other outstanding litigation. The Company reached agreements with Cineral Electronica de Amazonia Ltda., a former Latin American distributor, which had brought suit for approximately $93.6 million in damages; Tanashin Denkin Company, which had brought suit for patent infringements seeking potential damages of approximately $12.0 million; and two former officers who sought damages for alleged wrongful termination. Also, the Company received a jury ruling in its suit against a former supplier and won a favorable ruling from the Hong Kong Court of Final Appeals regarding its prior year tax filings in Hong Kong for its foreign subsidiary.

         Costs of approximately $2.8 in excess of existing reserves associated with the resolution of all of the above mentioned litigation, including settlement payments and legal fees, were expenses in the Company's fiscal year ended March 31, 2000.

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

Note 14 -- Business Segment Information and Major Customers:

     The consumer electronics business is the Company's only business segment. Operations in this business segment are summarized below by geographic area (in thousands):

     Year Ended March 31, 2000

                                                                    U.S.         Foreign       Consolidated

Sales to unaffiliated customers                                $  199,065     $    5,891   $       204,956
                                                                  =======        =======      ============
Income (loss) before income
   taxes                                                       $    3,075     $      (32)  $         3,043

Identifiable assets                                            $   55,265     $    2,731   $        57,996
                                                                  ========       ========     =============

     Year Ended April 2, 1999

                                                                    U.S.         Foreign       Consolidated

Sales to unaffiliated customers                                $  154,282    $    4,448       $  158,730
                                                                ==========    =========        =========
Income before income taxes                                     $      472    $       24       $      496
                                                                ==========    =========        =========

Identifiable assets                                            $   50,974    $     3,421      $   54,395
                                                                ==========    ==========       =========

     Year Ended April 3, 1998

                                                                    U.S.         Foreign       Consolidated

Sales to unaffiliated customers                                $  159,108      $   3,622    $    162,730
                                                                ==========       ==========   =============
Loss before income taxes                                       $   (1,163)     $     (13)   $     (1,176)
                                                               ===========      ==========   =============
Identifiable assets                                            $   53,885      $     912    $     54,767
                                                               ===========       ==========    ============

     Identifiable assets are those assets used in operations in each geographic area. In addition to operating assets, at March 31, 2000, April 2, 1999, and April 3, 1998, there were non-operating assets of $8,297,000, $8,348,000 and $8,275,000, respectively, located in foreign countries.

     The Company's net sales to one customer aggregated approximately 55%, 52% and 53% of consolidated net revenues for the years ended March 31, 2000, April 2, 1999, and April 3, 1998, respectively. This customer approximated 30% of the Company's trade accounts receivable at March 31, 2000, and has not been collateralized. The Company's net sales to another customer aggregated 21%, 24%, and 15% for the years ended March 31, 2000, April 2, 1999, and April 3, 1998, respectively. Trade accounts receivable from this customer were 27% of total trade receivables at March 31, 2000.

Note 15 - Quarterly Information (Unaudited):

The following table sets forth certain information regarding the Company's results of operations for each full quarter within the fiscal years ended March 31, 2000 and April 2, 1999, with amounts in thousands, except for per share data. Due to rounding, quarterly amounts may not fully sum to yearly amounts.


     Consolidated Statement                 Fiscal 2000                                      Fiscal 1999
     of Operations

                               1st Qtr     2nd Qtr    3rd Qtr    4th Qtr   1st Qtr     2nd Qtr   3rd Qtr    4th Qtr
                               -------     -------    -------    -------   -------     -------   -------    -------


Net revenues                   $43,447    $55,531    $61,319     $44,659    $59,126    $46,762    $31,588    $21,254

Operating income                   539      1,682      2,152         961      1,074        993      1,122         89

Net income (loss)                  415        855      1,127       1,223        764        583        310     (1,368)

Net income (loss) per
  common share - basic          $ 0.01     $ 0.02     $ 0.02      $ 0.03     $ 0.01     $ 0.00     $ 0.01   $  (0.03)

Net income (loss) per
  common share - diluted        $ 0.01     $ 0.02     $ 0.02      $ 0.02     $ 0.01     $ 0.00     $ 0.01   $  (0.03)


Weighted average shares
   outstanding - basic          47,828     47,828     47,828      47,056     51,220     50,037     48,601     47,844

Weighted average shares
   outstanding - diluted        55,197     55,916     55,609      52,932     64,253     50,037     59,010     47,844


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

         The information required is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities Exchange Commission on or before July 29, 2000.

Item 11. EXECUTIVE COMPENSATION

     The information required is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities Exchange Commission on or before July 29, 2000.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities Exchange Commission on or before July 29, 2000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities Exchange Commission on or before July 29, 2000.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)      Financial Statements and Schedules:
                                                                                    Page No.

       (1)   Consolidated Statements of Operations for the years ended
             March 31, 2000, April 2, 1999, and April 3, 1998                           21
             Consolidated Balance Sheets as of March 31, 2000 and April 2,1999          22
             Consolidated Statements of Changes in Shareholders' Equity
             for the years ended March 31, 2000, April 2, 1999, and April 3,1998        23
             Consolidated Statements of Cash Flows for the years ended                  24
             March 31, 2000, April 2, 1999 and April 3, 1998
             Schedule VIII--Valuation and Qualifying Accounts and Reserves             49

     (2) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)      See (c) below.

(b)    Reports  on Form 8-K - Current  report on Form 8-K,  dated May 25,  2000,
       reporting  the   settlement  of   substantially   all  of  the  Company's
       outstanding litigation.

(c)    Exhibits

Exhibit Number

       (3)(a) Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

       (3)(b) Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit (3) (b) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

       (3)(c) Amendment dated February 14, 1996 to the Certificate of Incorporation of Emerson (incorporated by reference to Exhibit
              (3)(a) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

       (3)(d) By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3)(e) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

       (3)(e) Amendment dated November 28, 1995 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

       (4)(a) Warrant Agreement to Purchase 750,000 shares of Common Stock, dated as of March 31, 1994 (incorporated by reference to Exhibit
              (4)(a) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

      (4)(b) Indenture, dated as of August 17, 1995 between Emerson and Bank One, Columbus, NA, as Trustee (incorporated by reference to Exhibit (1) of Emerson's Current Report on Form 8-K filed with the SEC on September 8, 1995).

      (4)(c) Common Stock Purchase Warrant Agreement to purchase 200,000 shares of Common Stock, dated as of December 8, 1995 between Emerson and Kenneth A. Orr (incorporated by reference to Exhibit (10)
              (f) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

     (10)(a) Loan and Security Agreement, dated March 31, 1994, by and among Emerson, Majexco Imports, Inc. and Congress Financial Corporation ("Congress") (incorporated by reference to Exhibit (10)(f) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

     (10)(b)  Amendment No. 1 to  Financing  Agreements,  dated as of August 24,
              1995,  among  Emerson,   Majexco   Imports,  Inc.  and   Congress
              (incorporated by reference to Exhibit (2) of Emerson's Current Report on Form 8-K filed with the SEC on September 8, 1995).

     (10)(c) Amendment No. 2 to Financing Agreements, dated as of February 13, 1996 (incorporated by reference to Exhibit (10) (c) of
             Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

     (10)(d) Amendment No. 3 to Financing Agreements, dated as of August 20, 1996 (incorporated by reference to Exhibit (10)(b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31,
             1995).

     (10)(e) Amendment No. 4 to Financing Agreements, dated as of November 14, 1996 (incorporated by reference to Exhibit (10)(c) of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30,
             1996).

     (10)(f) Amendment No. 5 to Financing Agreements, dated as of February 18, 1997 (incorporated by reference to Exhibit (10) (e) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31,
             1996).

     (10)(g) Stipulation of Settlement and Order dated June 11, 1996 by and among the Official Liquidator of Fidenas International Bank Limited, Petra Stelling, Barclays Bank PLC, the Official Liquidator of Fidenas Investment Limited, Geoffrey P. Jurick, Fidenas International Limited, L.L.C., Elision International, Inc., GSE Multimedia Technologies Corporation and Emerson. (incorporated by reference to Exhibit 10(ae) of Emerson's Annual Report on Form 10-K for the year ended March 31, 1996.)

     (10)(h) Pledge Agreement dated as of February 4, 1997 by Fidenas International Limited, L.L.C. ("FIN") in favor of TM Capital Corp. (incorporated by reference to Exhibit (10)(a) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

     (10)(i) Registration Rights Agreement dated as of February 4, 1997 by and among Emerson, FIN, the Creditors, FIL and TM Capital Corp. (incorporated by reference to Exhibit (10)(b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31,
             1996).

     (10)(j) License and Exclusive Distribution Agreement with Cargil International Corp. dated as of February 12, 1997 (incorporated by reference to Exhibit (10)(c) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

     (10)(k) Securities Purchase Agreement dated as of November 27, 1996, by and between Sport Supply Group, Inc. ("SSG") and Emerson (incorporated by reference to Exhibit (2)(a) of Emerson's Current Report on Form 8-K dated November 27, 1996).

     (10)(l) Form  of  Warrant   Agreement   by  and   between  SSG  and Emerson
             (incorporated   by   reference  to  Exhibit  (4)(a)  of   Emerson's
             Current Report on Form 8-K dated November 27, 1996).

     (10)(m) Form of  Registration  Rights  Agreement  by  and  between  SSG and
             Emerson   (incorporated   by   reference   to   Exhibit  (4)(b)  of
             Emerson's Current Report on Form 8-K dated November 27, 1996).

     (10)(n) Consent No. 1 to Financing Agreements among Emerson, certain of its subsidiaries, and Congress (incorporated by reference to Exhibit (10)(b) of Emerson's Current Report on Form 8-K dated November 27, 1996).

     (10)(o) Amendment No. 6 to Financing Agreements, dated as of August 14, 1997 (incorporated by reference to Exhibit (10(g) of Emerson's Quarterly Report on Form 10-Q for quarter ended September 30,
             1997).

     (10)(p) Amendment No. 7 to Financing Agreements, dated as of March 31, 1998 (incorporated by reference to Exhibit (10)(t) of Emerson's Annual Report on Form 10-K for the year ended April 3, 1998).

     (10)(q) Amendment No. 1 to Pledge and Security Agreement dated  as of March
             31,  1998 (incorporated  by  reference   to   Exhibit  (10) (u) of
             Emerson's Annual Report on Form 10-K for  the year  ended  April 3,
             1998).

     (10)(r) Second Lease  Modification  dated as of May 15, 1998 between  Hartz
             Mountain,  Parsippany  and  Emerson  (incorporated   by  reference
             to Exhibit (10) (v) of Emerson's Annual Report on Form 10-K for the year ended April 3, 1998).

     (10)(s) Amendment No. 8 to Financing Agreements, dated as of November 13, 1998 (incorporated by reference to Exhibit (10)(a) of Emerson's Quarterly Report on Form 10-Q for the quarter ended October 2,
             1998).

     (10)(t) Third Lease Modification made the 26 day of October, 1998 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10) (b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998).

     (10)(u) Purchasing Agreement,  dated June 30, 1998, between  AFG-Elektronik
             GmbH  and  Emerson  Radio   International  Ltd.  (incorporated  by
             reference to Exhibit (10)(c) of Emerson's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998).

     (10)(v) Purchasing Agreement, dated March 5, 1999, between AFG-Elektronik GmbH and Emerson Radio International Ltd. (incorporated by reference to Exhibit (10)(aa) of Emerson's Annual Report on Form 10-K for the year ended April 2, 1999).


     (10)(w) Amendment No. 9 to Financing Agreements, dated June 16, 1999, (incorporated by reference to Exhibit (10)(ab) of Emerson's Annual Report on Form 10-K for the year ended April 2, 1999.

     (10)(x) Supplemental Letter of Employment for Marino Andriani, dated as of October 11, 1999, (incorporated by reference to Exhibit (10)(a) of Emerson's Quarterly Report on Form 10-Q for the quarter ended October 1, 1999).

     (10)(y) License Agreement dated as of October 29, 1999 by and between Daewoo Electronics Co. Ltd and Emerson (incorporated by reference to Exhibit (10)(b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended October 1, 1999).

     (12) Computation of Ratio of Earnings (Loss) to Combined Fixed Charges and Preferred Stock Dividends. *

     (21) Subsidiaries of the Company as of March 31, 2000.*

     (23) Consent of Independent Auditors.*

     (27) Financial Data Schedule for the fiscal year ended March 31, 2000.*

-------------------
* Filed herewith.

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

Dated:  June 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Geoffrey P. Jurick                         Chairman of the Board,                           June 28, 2000
Geoffrey P. Jurick                             Chief Executive Officer and
                                               President

/s/ John P. Walker                             Executive Vice President,                       June 28, 2000
John P. Walker                                 Chief Financial Officer


/s/ Robert H. Brown, Jr.                       Director                                        June 28, 2000
Robert H. Brown, Jr.


/s/ Peter G. Bunger                            Director                                        June 28, 2000
Peter G. B(nger


/s/ Jerome H. Farnum                           Director                                        June 28, 2000
Jerome H. Farnum


/s/ Stephen H. Goodman                         Director                                        June 28, 2000
Stephen H. Goodman


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                                  SCHEDULE VIII

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (In thousands)

                         Column A                               Column B         Column C         Column D         Column E
------------------------------------------------------------
                                                                 Balance at      Charged to                        Balance
                                                                beginning        costs and                         at end of
                        Description                              of year         expenses         Deductions        year (C)
------------------------------------------------------------

Allowance for doubtful accounts/chargebacks:
     Year ended:
           March 31, 2000                                         $ 2,686     $      (100)     $    139(A)       $    2,447
           April 2, 1999                                            3,015            (152)          177               2,686
           April 3, 1998                                            2,686             666           337               3,015

Inventory reserves:
     Year ended:
           March 31, 2000                                        $    385     $       708      $    514(B)       $      579
           April 2, 1999                                              697           1,068         1,380                 385
           April 3, 1998                                            2,161           1,507         2,971                 697

(A) Accounts written off, net of recoveries.
(B) Net realizable value reserve removed from account when inventory is sold.
(C) Amounts do not include certain accounts receivable reserves that are disclosed as "allowances" on the Consolidated Balance Sheets since they are not valuation reserves.