Form 10-Q
period 2000-06-30
EMERSON RADIO CORP
filed 2000-08-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2000

                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________


Commission file number   0-25226

                               EMERSON RADIO CORP.

             (Exact name of registrant as specified in its charter)

          DELAWARE                                    22-3285224
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

   9 Entin Road      Parsippany, New Jersey              07054
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)


                                 (973)884-5800
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate the number of shares outstanding of common stock as of August 3, 2000: 31,200,082.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                 (In thousands, except earnings per share data)


                                                                         Three Months Ended

                                                              ----------------------------------------
                                                                 June 30,               July 2,
                                                                   2000                  1999
                                                              ------------------    -----------------

Net revenues                                                     $ 81,827               $ 43,447

Costs and expenses:

   Cost of sales                                                   71,410                 38,271
   Other operating costs and expenses                               1,730                    773
   Selling, general & administrative
     expenses                                                       4,689                  3,864
                                                                 -----------------     -----------------
                                                                   77,829                 42,908
                                                                 -----------------     -----------------

Operating income                                                    3,998                    539

Equity in (loss) earnings of
     affiliate                                                       (157)                    459
Interest expense, net                                                (518)                   (574)
                                                                ------------------     -----------------

Income before income taxes                                          3,323                     424

Provision for income taxes                                            278                       9
                                                                ------------------     -----------------

Net income                                                       $  3,045               $     415
                                                                ==================     =================

Net income per common share

             Basic                                               $    .07               $    .01
                                                                ==================     =================
             Diluted                                             $    .06               $    .01
                                                                ==================     =================

Weighted average number of  common
   shares outstanding

             Basic                                                 43,853                 47,828
                                                                ==================     =================
             Diluted                                               50,037                 55,197
                                                                ==================     =================



           The accompanying notes are an integral part of the interim consolidated financial statements.



                      EMERSON RADIO CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                           June 30,             March 31,
                                                                                             2000                  2000
                                                                                      -------------------    -----------------
                                                                                      (Unaudited)

                                           ASSETS

         Current Assets:
           Cash and cash equivalents                                                    $  7,132             $  8,539
           Available for sale securities                                                      17                   37
           Accounts receivable (less allowances of
              $4,021 and $3,977, respectively)                                             3,433                4,756
           Other receivables                                                               1,701                4,027
           Inventories                                                                    15,412               14,384
           Prepaid expenses and other current assets                                       1,820                2,653
                                                                                      -------------------    -----------------
              Total current assets                                                        29,515               34,396

         Property and equipment - (net of
             accumulated depreciation and amortization
             of $3,515 and $3,402, respectively)                                             988                1,034
         Investment in affiliates and joint venture                                       20,920               20,277
         Other assets                                                                      2,122                2,289
                                                                                      -------------------    -----------------
              Total Assets                                                              $ 53,545             $ 57,996
                                                                                      ===================    =================

                            LIABILITIES AND SHAREHOLDER'S EQUITY
         Current Liabilities:

           Notes payable                                                                $  2,209             $  2,914
           Current maturities of long-term debt                                               93                   97
           Accounts payable and other current
             liabilities                                                                  15,137               16,499
           Accrued sales returns                                                           5,363                4,897
           Income taxes payable                                                              395                  135
                                                                                      -------------------    -----------------
              Total current liabilities                                                   23,197               24,542

         Long-term debt, less current maturities                                          20,750               20,750
         Other non-current liabilities                                                        99                  141

         Shareholders' Equity:
           Preferred shares - 10,000,000
             shares authorized, 3,677
             shares issued and outstanding                                                 3,310                3,310
           Common shares - $.01 par value, 75,000,000
             shares authorized; 51,331,615 shares
             issued; 39,377,615 and 46,477,615 shares
             outstanding                                                                     513                  513
           Capital in excess of par value                                                113,289              113,289
           Cumulative translation adjustment                                                 (77)                 (76)
           Unrealized loss on marketable securities                                          (20)                --
           Accumulated deficit                                                           (98,413)            (101,445)
           Treasury stock, at cost 11,954,000 and
             4,854,000 shares, respectively                                               (9,103)              (3,028)
                                                                                      -------------------    -----------------
              Total shareholders' equity                                                   9,499               12,563
                                                                                      -------------------    -----------------
              Total Liabilities and Shareholders' Equity                                $ 53,545             $ 57,996
                                                                                      ===================    =================


 The accompanying notes are an integral part of the interim consolidated financial statements.




                      EMERSON RADIO CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (In thousands)

                                                                                                   Three Months Ended

                                                                                          -------------------------------------
                                                                                             June 30,              July 2,
                                                                                               2000                 1999
                                                                                          ----------------     ----------------

      Cash Flows from Operating Activities:

        Net cash provided (used) by operating
          activities                                                                      $ 6,308              $(1,805)
                                                                                          ----------------     ----------------

      Cash Flows from Investing Activities:

        Investment in Affiliate                                                              (802)                  --
        Other                                                                                ( 87)                (385)
                                                                                          ----------------     ----------------
        Net cash used by investing activities                                                (889)                (385)

      Cash Flows from Financing Activities:

        Purchase of Common Stock                                                           (6,075)                 --
        Net (borrowings)repayments under Line of Credit                                    (  705)                 609
        Other                                                                              (   46)                ( 50)
                                                                                          ----------------     ----------------
        Net cash (used) provided by financing
          activities                                                                       (6,826)                 559

      Net decrease in cash and cash
          equivalents                                                                      (1,407)              (1,631)
      Cash and cash equivalents at beginning
          of year                                                                           8,539                3,100
                                                                                          ----------------     ----------------

      Cash and cash equivalents at end of period                                           $7,132               $1,469
                                                                                          ================     ================


 The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     NOTE 1 - BUSINESS

         The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Emerson Radio Corp.'s (the "Company" or "Emerson") consolidated financial position as of June 30, 2000 and the results of operations for the quarters ended June 30, 2000 and July 2, 1999. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company's annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2000 ("Fiscal 2000"), included in the Company's annual report on Form 10-K.

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

         Due to the seasonal nature of the Company's consumer electronics business, the results of operations for the quarter ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2001 ("Fiscal 2001").

         The management of the Company considers the Company to have one reportable segment, consumer electronics, and assesses performance on a single segment basis.

         For Fiscal 2000,and prior year, the Company's financial reporting periods ended the Friday closest to the calendar quarter. Beginning in Fiscal 2001, the Company changed its financial reporting year to end March 31 and the quarters to end on the last day of the month. Such change in the Company's financial reporting year will not have a material effect on the Company's results of operations.

     NOTE 2 - COMPREHENSIVE INCOME

     The Company's comprehensive income for the three months ended June 30, 2000 and July 2, 1999 are as follows (in thousands):


                                                                                Three Months Ended

                                                                      ---------------------------------------
                                                                        June 30,               July 2,
                                                                          2000                  1999
                                                                      ----------------     ------------------

     Net income                                                       $ 3,045              $  415
     Currency translation adjustment                                       (1)                 --
     Unrealized losses on securities, net                                 (20)               (248)
                                                                      ----------------     ------------------

     Comprehensive income                                             $ 3,024              $  167
                                                                      ================     ==================


     NOTE 3 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                                                         For the Three
                                                                                                         Months Ended

                                                                                        --------------------------------------------
                                                                                            June 30,                   July 2,
                                                                                             2000                       1999
                                                                                        -----------------         ------------------

           Numerator:

           Net income                                                                     $ 3,045                      $   415
           Less:  preferred stock dividends                                                    13                           26
                                                                                        ----------------------       ---------------
           Numerator for basic earnings per
               share - income available to
               common stockholders                                                          3,032                          389
           Add back to effect assumed conversions:
             Preferred stock dividends                                                         13                           26
                                                                                        ----------------------       ---------------
             Numerator for diluted earnings
                per share                                                               $   3,045                    $     415
                                                                                        ======================       ===============

           Denominator:
           Denominator for basic earnings
               per share - weighted average
               shares                                                                      43,853                       47,828
           Effect of dilutive securities:
             Preferred shares                                                               6,184                        7,369
                                                                                        ----------------------       ---------------
           Denominator for diluted earnings
               per share - adjusted weighted
               average shares and assumed
               conversions                                                                 50,037                       55,197
                                                                                        ======================       ===============
           Basic earnings per share                                                     $     .07                    $     .01
                                                                                        ======================       ===============
           Diluted earnings per share                                                   $     .06                    $     .01
                                                                                        ======================       ===============


     NOTE 4- CAPITAL STRUCTURE

     The outstanding capital stock of the Company at June 30, 2000 consisted of common stock and Series A convertible preferred stock. The preferred shares are convertible in to common shares until March 31, 2002.

     During the quarters ended June 30, 2000 and July 2, 1999 there were no conversions of Series A Preferred Stock. If all existing outstanding preferred shares were converted at June 30, 2000, approximately 6.2 million additional common shares would be issuable. The dividend rates on the Series A Preferred Stock at June 30, 2000 and July 2, 1999 were 1.4% and 2.8%, with $951,000 and $879,000 of dividends in arrears, respectively. The dividend rate is 1.4% until March 31, 2001 at which time no further dividends are payable.

     At June 30, 2000, the Company had outstanding approximately 1.4 million options with exercise prices ranging from $1.00 to $1.10. Approximately 1.5 million outstanding warrants are convertible into an equal number of shares of common stock at conversion prices ranging from $1.30 to $4.00.

     The Company also has outstanding approximately $20.8 million of Senior Subordinated Convertible Debentures due in 2002. See "Note 9 - Long Term Debt".

     NOTE 5 - INCOME TAXES

     Income tax provisions for the quarterly periods ended June 30, 2000 and July 2, 1999 primarily consisted of taxes related to international operations.

     As of March 31, 2000 the Company had a federal net operating loss carryforward of approximately $130.8 million that expire between 2006 and 2019. The utilization of such losses are limited based on Sections 382 and 383 of the Internal Revenue Code.

     NOTE 6 - INVENTORY

     Inventories are comprised primarily of finished goods which are stated at the lower of cost (first-in, first-out) or market.

     NOTE 7 - AVAILABLE-FOR-SALE SECURITIES

     Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity. Realized gains and losses, and declines in value judged to be other-than-temporary, are included in earnings.

         The following is a summary of available-for-sale equity securities at June 30, 2000 and March 31, 2000 (in thousands):


                                                                Gross                Gross                                 Estimated
                                                             Unrealized           Unrealized              Gross               Fair

                                            Cost                Gains               Losses                Losses             Value
                                        -------------     ------------------    --------------------     -------------    ----------

     June 30, 2000                      $    37                  $--               $    20               $  --              $   17
     March 31, 2000                          37                   --                    --                  --                  37



NOTE 8 - INVESTMENT IN SPORT SUPPLY GROUP, INC.

     The Company owns 2,555,000 (35% of the outstanding) shares of common stock of Sport Supply Group, Inc. ("SSG") at a total cost of $17,371,000, of which 2,269,500 shares were purchased in 1996. In addition, the Company owns warrants to purchase an additional 1 million shares of SSG's common stock for $7.50 per share ("SSG Warrants")which the Company purchased in 1996 at an aggregate cost of $500,000. If the Company exercises all of the SSG Warrants, it will beneficially own approximately 43% of the SSG common shares. The warrants are scheduled to expire in December 2001. Effective March 1997, the Company entered into a Management Services Agreement with SSG, under which SSG provides various managerial and administrative services to the Company for a fee.

     The investment in, and results of operations of, SSG are accounted for by the equity method. The Company's investment in SSG includes goodwill of $7,355,000 which is being amortized on a straight line basis over 40 years. At June 30, 2000, the aggregate market value quoted on the New York Stock Exchange of SSG common shares equivalent in number to those owned by Emerson was approximately $12 million. Summarized financial information derived from the annual and quarterly financial reports as filed by SSG with the Securities and Exchange Commission was as follows (in thousands):



                                                                                         (Unaudited)
                                                              ------------------------------------------------------------------
                                                                     June 30, 2000                March 31, 2000
                                                              -----------------------------    ---------------------------------

     Current assets                                                     $ 46,482                           $ 50,488
     Property, plant and equipment and other assets
                                                                          28,103                             30,158
     Current liabilities                                                  12,920                             38,450
     Long-term debt                                                       20,033                                252
     Stockholders' Equity                                                 41,632                             41,945

                                                                                         (Unaudited)
                                                              ------------------------------------------------------------------
                                                                 For the 3 Months Ended             For the 3 Months Ended
                                                                     June 30, 2000                       July 2, 1999
                                                              -----------------------------    ---------------------------------

     Net sales                                                          $ 29,045                           $ 26,310
     Gross profit                                                          9,400                             10,717
     Net (loss) income                                                      (329)                             1,759




     NOTE 9 - LONG-TERM DEBT

     As of June 30, 2000 and March 31, 2000 long-term debt consisted of the following (in thousands of dollars):


                                                                      June 30,             March 31,
                                                                        2000                  2000
                                                                  -----------------     -----------------

     8 1/2% Senior Subordinated Convertible

       Debentures Due 2002                                        $20,750               $20,750
     Equipment notes and other                                         93                    97
                                                                  -----------------     -----------------
                                                                   20,843                20,847

     Less current obligations                                          93                    97
                                                                  -----------------     -----------------
       Long term debt                                             $20,750               $20,750
                                                                  =================     =================


         The Senior Subordinated Convertible Debentures Due 2002 ("Debentures") were issued in August 1995. The Debentures bear interest at the rate of 8 1/2% per annum, payable quarterly, and mature on August 15, 2002. The Debentures are convertible into shares of the Company's common stock at any time prior to redemption or maturity at an initial conversion price of $3.9875 per share, subject to adjustment under certain circumstances. The Debentures are presently redeemable in whole or in part at the Company's option at a redemption price of 103% of principal, decreasing by 1% per year until maturity. The Debentures are subordinated to all existing and future senior indebtedness (as defined in the Indenture governing the Debentures). The Debentures restrict, among other things, the amount of senior indebtedness and other indebtedness that the Company and, in certain instances, its consolidated subsidiaries, may incur. Each Debenture holder has the right to cause the Company to redeem the Debentures if certain designated events (as defined) should occur. The Debentures are subject to certain restrictions on transfer, although the Company has registered the offer and sale of the Debentures and the underlying common stock.

     Note 10 - LEGAL PROCEEDINGS

         The Company is involved in legal proceedings and claims of various types in the ordinary course of its business. While any such litigation to which the Company is a party contains an element of uncertainty, management presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company's consolidated financial position.

     Note 11 - SUBSEQUENT EVENT

         On July 31, 2000 the Company purchased 8,177,533 shares of outstanding Common Stock for approximately $4.1 million. The Company used cash generated from operations and required no additional borrowings to complete the transaction.

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition

        Results of Operations

     Net Revenues Consolidated net revenues for the three month period ended June 30, 2000 increased $38.4 million (88.3%) as compared to the same period ended July 2, 1999. The increase in net revenues resulted primarily from increased unit sales of audio product and microwave oven product category, partially offset by a decrease in unit sales of the Digital Video Disc (DVD) product line. The increase in audio products was primarily attributable to the introduction of new audio products, combined with customers ordering products earlier in the year. Revenues earned from the licensing of the "[OBJECT OMITTED]" trademark were $1,233,000 and $704,000 in the three month period ended June 30, 2000 and July 2,1999, respectively. The increase in licensing revenue is primarily attributable to the License Agreement with Daewoo.

     The Company reports royalty and commission revenues earned from its licensing arrangements, covering various products and territories, in lieu of reporting the full dollar value of such sales and associated costs.

     Cost of Sales Cost of Sales, as a percentage of consolidated net revenues was 87.3% for the three months ended June 30, 2000 as compared to 88.1% for the same period in Fiscal 2000. The decrease in the cost of sales as a percentage of sales was primarily attributable to a change in the product mix and an increase in license revenues.

     Other Operating Costs and Expenses Other operating costs and expenses for the three month period ended June 30, 2000 as compared to the same period in Fiscal 2000 increased from 1.8% to 2.1% of net revenues primarily due to increased activity with its return to vendor programs.

     Selling, General and Administrative Expenses ("S,G&A") S,G&A decreased from 8.9% of net revenues for the three months ended July 2, 1999 to 5.7% for the same period in Fiscal 2001. The decrease in S,G&A was primarily attributable to the effect of a higher sales base.

     Equity In (Loss) Earnings Of Unconsolidated Affiliate The Company's 35% share in the earnings of an affiliate amounted to a loss of $157,000 for the three month period ended June 30, 2000 as compared to earnings of $459,000 for the same period in the prior year.

     Interest Expense Interest expense decreased from $574,000 in Fiscal 2000 to $518,000 in Fiscal 2001 primarily due to reduced average borrowings, which were primarily offset by higher borrowing costs.

     Provision for Income Taxes Provision for income taxes was $278,000 for the three month period ended June 30, 2000 as compared to $9,000 for the same period in the same period in Fiscal 2000.

     Net Income As a result of the foregoing factors, the Company recorded net income of $3,045,000 for the three months ended June 30, 2000, as compared to $415,000 for the three months ended July 2, 1999.

     Liquidity and Capital Resources

     Net cash provided by operating activities was $6.3 million for the three months ended June 30, 2000. Cash was primarily provided by an increase in the profitability of the Company, a reduction of accounts and other receivables, partially offset by an increase in inventory and a decrease in accounts payable and other current liabilities.

     Net cash utilized by investing activities was $889,000 for the three months ended June 30, 2000. Cash was utilized primarily for additional purchases of shares in its unconsolidated affiliate.

     Net cash used for financing activities was $6,826,000 primarily for the purchase of the Company's stock for treasury and the repayment of borrowing.

     The Company maintains two credit facilities with a Hong Kong based bank: a $3.5 million letter of credit facility and a $20 million back-to-back letter of credit facility with seasonal over-advances. At June 30, 2000, there was $3.5 million and $27.5 million, respectively, of letters of credit outstanding under these facilities.

     At present, management believes that future cash flow from operations and its existing institutional financing noted above will be sufficient to fund all of the Company's cash requirements for the next twelve months.

     As of June 30, 2000, the Company had no material commitments for capital expenditures. See Note 11 - Subsequent Event regarding cash commitment and stock purchase made subsequent to June 30, 2000.

Inflation and Foreign Currency

     Neither inflation nor currency fluctuations had a significant effect on the Company's results of operations during the first quarter of Fiscal 2001. The Company's exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The Company purchases virtually all of its products from manufacturers located in various Asian countries.

Recent Pronouncements of the Financial Accounting Standards Board

     During the second quarter of 1998 the Financial  Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 by one year. SFAS No. 133 will be effective for the Company for Fiscal 2001 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company has not yet determined the effects, if any, of implementing SFAS No. 133 on its reporting of financial information.

Forward-looking Information

     This report contains various forward-looking statements under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and information that is based on Management's beliefs as well as assumptions made by and information currently available to Management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that could cause actual results to differ materially are as follows: (i) the ability of the Company to continue selling products to its largest customers whose net revenues represented 55% and 21% of Fiscal 2000 net revenues; (ii) competitive factors such as competitive pricing strategies utilized by retailers in the domestic marketplace that negatively impacts product gross margins; (iii) the ability of the Company to maintain its suppliers, primarily all of whom are located in the Far East; (iv) the outcome of litigation; (v) the ability of the Company to comply with the restrictions imposed upon it by its outstanding indebtedness; and (vi) general economic conditions. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Not material.


                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         The circumstances surrounding the termination of Eugene Davis' employment were the subject of two proceedings filed on September 30, 1997 and October 2, 1997, in the Superior Court of the State of New Jersey. Emerson modifies its disclosure about the circumstances surrounding Mr. Davis' termination and this litigation to state that Emerson and Mr. Davis have settled this litigation based on their mutual determination that it was in the best interest of the parties to terminate their business relationship.

        For further information on litigation to which the Company is a party, reference is made to Part 1 Item-3-Legal Proceedings in the Company's most recent annual report on Form 10-K, and on Form 8-K dated May 25, 2000.

ITEM 2.  Changes in Securities and Use of Proceeds.

         None.

ITEM 3.  Default Upon Senior Securities.

        (a) None

        (b) None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

ITEM 5.  Other Information.

         (a) None

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

             (27) Financial Data Schedule for quarter ended June 30, 2000.*

         (b) Reports  on Form 8-K - Current  report  on Form 8-K,  dated May 25,
             2000,   reporting  the  settlement  of  certain  of  the  Company's outstanding litigation.

----------------------------
*Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EMERSON RADIO CORP.

                                  (Registrant)

     Date:        August 14, 2000          /s/ Geoffrey P. Jurick
                                           ----------------------
                                           Geoffrey P. Jurick
                                           Chairman, Chief Executive Officer and
                                           President

     Date:        August 14, 2000          /s/ John P. Walker
                                           ------------------
                                           John P. Walker
                                           Executive Vice President and
                                           Chief Financial Officer