Form 10-Q
period 2000-09-30
EMERSON RADIO CORP
filed 2000-11-13
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              FORM 10-Q (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 2000
                           _________________________
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For   the    transition    period    from    ________________________    to
_________________________

                         Commission file number 0-25226
                        ________________________________

                               EMERSON RADIO CORP.
                      ____________________________________
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     22-3285224
      __________________                             ________________
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

      9 Entin Road Parsippany, New Jersey                 07054
________________________________________________________________________________
(Address of principal executive offices)                (Zip code)


                                 (973)884-5800
                    ________________________________________
           (Registrant's telephone number, including area code)

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

                        [X] Yes                 [ ] No


     Indicate the number of shares outstanding of common stock as of November 10, 2000: 31,275,082.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (In thousands, except earnings per share data)

                                       Three Months Ended               Six Months Ended
                                   September 30,    October 1,      September 30,  October 1,
                                       2000              1999              2000          1999

Net revenues                       $ 97,956         $ 55,531         $  179,783     $98,978
Costs and  expenses:

 Cost of sales                       85,245           49,409            156,655      87,680
 Other operating costs and
      expenses                          892              877              2,622       1,650
 Selling, general & administrative
      expenses                        5,422            3,563             10,111       7,427
                                     ------           ------            -------      ------
                                     91,559           53,849            169,388      96,757
                                     ------           ------            -------      ------
Operating income                      6,397            1,682             10,395       2,221

Equity   in  earnings(loss) of
      affiliate                         (51)              42               (208)        501
Interest expense, net                  (485)            (619)            (1,003)     (1,193)
                                     -------          -------           --------     -------
Income before income taxes            5,861            1,105              9,184       1,529

Provision for income taxes              743              250              1,021         259
                                     -------          -------          ---------     -------
Net income                          $ 5,118           $  855           $  8,163    $  1,270
                                    ========          =======          =========   =========
Net income per common share
  Basic                             $   .15           $  .02           $    .21    $    .03
                                    ========          =======          =========   ========
  Diluted                           $   .13           $  .02           $    .19    $    .02
                                    ========          =======          =========   ========
Weighted average number of
   common shares outstanding

   Basic                             33,867           47,828             38,833      47,828
                                     =======          ======            =======     =======
   Diluted                           42,277           55,916             46,950      55,916
                                     =======          ======            =======     =======

The accompanying notes are an integral part of the interim consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                      September 30,    March 31,
                                                          2000             2000
                                                      (Unaudited)

                        ASSETS

Current   Assets:
  Cash  and  cash  equivalents                          $  7,354        $  8,539
  Available  for  sale securities                              9              37
  Accounts receivable (less allowances of
     $4,085 and $3,977, respectively)                      7,779           4,756
  Other   receivables                                        817           4,027
  Inventories                                             20,318          14,384
  Prepaid expenses and  other current assets               1,749           2,653
                                                         -------         -------
     Total current assets                                 38,026          34,396

  Property and equipment - (net of
    accumulated depreciation and amortization
    of $3,635 and $3,402, respectively)                   1,020            1,034
  Investment   in  affiliates  and  joint  venture       21,056           20,277
  Other   assets                                          2,197            2,289
                                                       --------        ---------
          Total  Assets                                $ 62,299        $  57,996
                                                       ========        =========

        LIABILITIES  AND  SHAREHOLDER'S  EQUITY
Current  Liabilities:
   Notes payable                                       $  2,167        $   2,914
   Current maturities of long-term debt                      93               97
   Accounts payable and other current
      liabilities                                        21,480           16,499
   Accrued sales returns                                  6,166            4,897
   Income  taxes payable                                  1,049              135
                                                        -------          -------
        Total current liabilities                        30,955           24,542
   Long-term debt, less current maturities               20,750           20,750
   Other non-current liabilities                             90              141
Shareholders' Equity:
   Preferred shares - 10,000,000
     shares authorized, 3,677
     shares issued and outstanding                       3,310            3,310
   Common shares - $.01 par value, 75,000,000
     shares authorized; 51,331,615 shares
     issued; 31,200,082 and 46,477,615 shares
     outstanding                                           513              513
   Capital  in  excess  of  par  value                 113,289          113,289
   Cumulative   translation   adjustment                   (80)             (76)
   Unrealized loss  on  marketable  securities             (28)             --
   Accumulated   deficit                               (93,308)        (101,445)
   Treasury  stock,  at cost 20,131,533 and
     4,854,000 shares, respectively                    (13,192)          (3,028)
                                                       --------        ---------
     Total shareholders'   equity                       10,504           12,563
                                                       --------        ---------
     Total Liabilities and Shareholders' Equity      $  62,299        $  57,996
                                                     ==========       ==========
           The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                          Six Months Ended
                                                   September 30,      October 1,
                                                      2000               1999
Cash Flows from Operating Activities:

  Net cash provided (used) by operating
    activities                                       $  11,125        $ (2,268)
                                                      ---------        --------
Cash Flows from Investing Activities:

Investment in Affiliate                                 (1,097)            --
  Other                                                 (  247)           (676)
                                                       --------        ---------
  Net cash used by investing
    activities                                          (1,344)           (676)
                                                       --------        ---------
Cash Flows from Financing Activities:

         Purchase of Common Stock                      (10,164)             --
         Net borrowings (repayments) under Line
          of Credit                                       (747)           1,880
         Other                                             (55)              11
                                                       --------        ---------
  Net cash (used) provided by financing
    activities                                         (10,966)           1,891
                                                       --------        ---------
   Net decrease in cash and cash equivalents            (1,185)          (1,053)

Cash and cash equivalents at beginning of year           8,539            3,100
                                                        -------          ------
Cash and cash equivalents at end of period             $ 7,354          $ 2,047
                                                       =======          =======



           The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BUSINESS

     The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Emerson Radio Corp.'s (the "Company" or "Emerson") consolidated financial position as of September 30, 2000 and the results of operations for the three and six month periods ended September 30, 2000 and October 1, 1999. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company's annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2000 ("Fiscal 2000"), included in the Company's Annual Report on Form 10-K.

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

     Due to the seasonal nature of the Company's consumer electronics business, the results of operations for the three and six month periods ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2001 ("Fiscal 2001").

     The management of the Company considers the Company to have one reportable segment, consumer electronics, and assesses performance on a single segment basis.

     For Fiscal 2000, and prior year, the Company's financial reporting periods ended the Friday closest to the calendar quarter. Beginning in Fiscal 2001, the Company changed its financial reporting year to end March 31 and the quarters to end on the last day of the month. Such change in the Company's financial reporting year will not have a material effect on the Company's results of operations.

NOTE 2 - COMPREHENSIVE INCOME

     The Company's comprehensive income for the three and six month periods ended September 30, 2000 and October 1, 1999 are as follows (in thousands):


                                                 Three Months Ended           Six Months  Ended
                                               September       October    September        October
                                                30, 2000        1, 1999     30, 2000       1, 1999

Net Income                                      $ 5,118        $   855    $  8,163        $  1,270
Currency  translation  adjustment                    (3)             4          (4)              4
Unrealized losses on securities,  net                (8)          (119)      (  28)           (367)
                                                 -------        -------    --------        --------
Comprehensive   income                          $ 5,107        $   740    $  8,131        $    907
                                                ========       ========   =========       =========


NOTE 3 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                  For the Three                     For the Six
                                                   Months Ended                     Months Ended
                                              September       October          September         October
                                              30, 2000        1, 1999          30, 2000          1, 1999

Numerator:
Net income                                    $  5,118         $ 855            $  8,163           $  1,270
Less:   preferred   stock   dividends               13            26                  26                 52
                                              --------         ------           --------           --------
Numerator for basic earnings per
    share - income available to
    common stockholders                          5,105           829               8,137              1,218
Add  back to effect assumed conversions:
    Preferred  stock  dividends                     13            26                  26                 52
    Interest on convertible debentures             441            --                 882                 --
                                              --------         ------           --------           --------
    Numerator for diluted earnings
       per share                              $  5,559        $  855            $  9,045            $ 1,270
                                              ========        =======           ========           ========
Denominator:
Denominator for basic earnings
    per share - weighted average
    shares                                      33,867        47,828              38,833             47,828
Effect of dilutive securities:
    Preferred   shares                           2,620         8,088               2,620              8,088
    Convertible debentures                       5,204            --               5,204                --
    Options and warrants                           586            --                 293                --
                                               -------        -------           --------           --------
Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    conversions                                 42,277        55,916              46,950             55,916
                                             ==========      =======            ========            =======
Basic earnings per share                     $     .15       $   .02            $    .21            $   .03
                                             ==========      =======            ========            =======
Diluted  earnings per share                  $     .13       $   .02            $    .19            $   .02
                                             ==========      =======            ========            =======

NOTE 4- CAPITAL STRUCTURE

     The outstanding capital stock of the Company at September 30, 2000 consisted of common stock and Series A convertible preferred stock. The preferred shares are convertible to common shares until March 31, 2002.

     During the quarters ended September 30, 2000 and October 1, 1999, there were no conversions of Series A Preferred Stock. If all existing outstanding preferred shares were converted at September 30, 2000, approximately 2.6 million additional common shares would be issuable. The dividend rates on the Series A Preferred Stock at September 30, 2000 and October 1, 1999 were 1.4% and 2.8%, with $964,000 and $879,000 of dividends in arrears, respectively. The dividend rate is 1.4% until March 31, 2001 at which time no further dividends are payable.

     At  September  30,  2000,  the Company had  outstanding  approximately  1.7 million options with exercise prices ranging from $1.00 to $1.10, and approximately 987,000 warrants at conversion prices ranging between $1.30 and $4.00.

     The Company also has outstanding approximately $20.8 million of Senior Subordinated Convertible Debentures due in 2002. See "Note 8 - Long Term Debt".

NOTE 5 - INCOME TAXES

     Income tax provisions for the quarterly periods ended September 30, 2000 and October 1, 1999 consisted of taxes related to international operations.

     As of March 31, 2000 the Company had federal net operating loss carryforwards of approximately $130.8 million that expire between 2006 and 2019. The utilization of such losses are limited based on Sections 382 and 383 of the Internal Revenue Code.

NOTE 6 - INVENTORY

     Inventories are comprised primarily of finished goods which are stated at the lower of cost (first-in, first-out) or market.

NOTE 7 - INVESTMENT IN SPORT SUPPLY GROUP, INC.

     At September 30, 2000 the Company owned 2,656,800 (37% of the outstanding) shares of common stock of Sport Supply Group, Inc. ("SSG") at a total cost of $17,666,000, of which 2,269,500 shares were purchased in 1996 and the balance of the shares were purchased subsequently. In addition, the Company owns warrants to purchase an additional one million shares of SSG's common stock for $7.50 per share ("SSG Warrants") which the Company purchased in 1996 at an aggregate cost of $500,000. If the Company exercises all of the SSG Warrants, it will beneficially own approximately 44% of the SSG common shares. The warrants are scheduled to expire in December 2001. Effective March 1997, the Company entered into a Management Services Agreement with SSG, under which various managerial and administrative services are provided between the companies for a fee.

     The investment in, and results of operations of, SSG are accounted for by the equity method. As of the date of this filing, SSG has not reported its results of operations for the fiscal year ending September 30, 2000. Accordingly, the Company recorded a best estimate for the equity in earnings
(loss) of SSG for the quarter ended September 30, 2000, which was recorded on the selling, general & administrative line of the Company's Consolidated Statements of Operations, so as not to disclose another public company's earnings. Only amortization of goodwill was recorded on the equity in earnings
(loss) of affiliate line of the Company's Consolidated Statements of Operations for the quarter ending September 30, 2000. The Company's investment in SSG includes goodwill of $7,355,000 which is being amortized on a straight line basis over 40 years. Summarized financial information derived from the annual and quarterly financial reports as filed by SSG with the Securities and Exchange Commission was as follows (in thousands):

                                                        (Unaudited)
                                        June  30,  2000                  March 31, 2000

Current  assets                          $ 46,482                            $  50,488
Property,  plant and  equipment and
  other assets                             28,103                               30,158
Current liabilities                        12,920                               38,450
Long-term  debt                            20,033                                  252
Stockholders' Equity                       41,632                               41,945

                                                        (Unaudited)
                                        For the 3 Months                For the 3 Months
                                            Ended                             Ended
                                        June 30, 2000                    July  2,  1999

Net  sales                               $  29,045                         $   26,310
Gross profit                                 9,400                             10,717
Net (loss) income                             (329)                             1,759


NOTE 8 -LONG TERM DEBT

     As of September 30, 2000 and March 31, 2000, long-term debt consisted of the following (in thousands of dollars):

                                                   September 30,       March 31,
                                                      2000               2000
8-1/2% Senior Subordinated Convertible
  Debentures Due 2002                              $20,750             $20,750
Equipment notes and other                               93                  97
                                                    -------             ------
                                                    20,843              20,847
Less current obligations                                93                  97
                                                    ------              ------
   Long term debt                                  $20,750             $20,750
                                                   =======             =======

     The Senior Subordinated Convertible Debentures Due 2002 ("Debentures") were issued in August 1995. The Debentures bear interest at the rate of 8-1/2% per annum, payable quarterly, and mature on August 15, 2002. The Debentures are convertible into shares of the Company's common stock at any time prior to redemption or maturity at an initial conversion price of $3.9875 per share, subject to adjustment under certain circumstances. The Debentures are presently redeemable in whole or in part at the Company's option at a redemption price of 102% of principal, decreasing by 1% per year until maturity. The Debentures are subordinated to all existing and future senior indebtedness (as defined in the Indenture governing the Debentures). The Debentures restrict, among other things, the amount of senior indebtedness and other indebtedness that the Company and, in certain instances, its consolidated subsidiaries, may incur. Each Debenture holder has the right to cause the Company to redeem the
Debentures if certain designated events (as defined) should occur. The Debentures are subject to certain restrictions on transfer, although the Company has registered the offer and sale of the Debentures and the underlying common stock.


NOTE 9 --LEGAL PROCEEDINGS

     The Company is involved in a number of legal proceedings and claims of various types in the ordinary course of its business. While any such litigation to which the Company is a party contains an element of uncertainty, management presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company's consolidated financial position.


Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition


Results of Operations

     Net Revenues Consolidated net revenues for the three and six month periods ended September 30, 2000 increased $42.4 million (76.4%) and $80.8 million (81.6%) as compared to the same periods in the fiscal year ended March 31, 2000 ("Fiscal 2000"), respectively. The increase in revenues for the three and six month periods ended September 30, 2000 resulted primarily from increases in unit sales of audio products and microwave ovens, partially offset by a reduction in unit sales of the Digital Versatile Disc (DVD) product line. The increase in audio and microwave product sales was primarily attributable to the introduction of new audio products, combined with customers ordering products earlier in the year. The Company anticipates that revenues for the December quarter will be comparable to prior years revenues in the same period.

     The Company reports royalty and commission revenues earned from its licensing arrangements, covering various products and territories, in lieu of reporting the full dollar value of such sales and associated costs. Effective January 1, 2001 the Company's Video license agreement previously held by Daewoo Electronics Co. Ltd. will be replaced and expanded with the agreement entered into on October 17, 2000 with Funai Corporation.

     Cost of Sales Cost of Sales, as a percentage of net revenues, was 87.0% and 87.1% for the three and six month periods ended September 30, 2000 as compared to 89.0% and 88.6% for the same periods in Fiscal 2000, respectively. The decrease in the cost of sales as a percentage of sales was primarily attributable to a change in the product mix.

     Other Operating Costs and Expenses Other operating costs and expenses, as a percentage of net revenues for the three and six month periods ended September 30, 2000 were 0.9% and 1.5% as compared to 1.6% and 1.7% for the same periods in Fiscal 2000. The decrease in other operating costs and expenses was primarily attributable to the effect of a higher sales base.

     Selling, General and Administrative Expenses ("S,G&A") S,G&A as a percentage of net revenues decreased from 6.4% to 5.5% and 7.5% to 5.6% for the three and six months ended September 30, 2000, as compared to the same period in Fiscal 2000, respectively. The decrease in S,G&A as a percentage of net revenues was primarily attributable to the effect of a higher sales base. In absolute terms, S,G&A increased by $1.9 million and $2.7 million for the three and six months ended September 30, 2000. The increase in absolute terms for the three and six month periods ended September 30, 2000 was the result of an increase in advertising and compensation costs, partially offset by a decrease in litigation costs.

     Equity In Earnings (Loss) Of Unconsolidated Affiliate The investment in, and results of operations of the unconsolidated affiliate are accounted for by the equity method. As of the date of this filing, the unconsolidated affiliate has not reported its results of operations for the fiscal year ending September 30, 2000. Accordingly, the Company recorded a best estimate for the equity in earnings (loss) of the affiliate for the quarter ended September 30, 2000, which was recorded on the selling, general & administrative line of the Company's Consolidated Statement of Operations. Only amortization of goodwill was recorded separately in the quarter ending September 30, 2000. Earnings of the Company's affiliate amounted to losses of $51,000 and $208,000 in the three and six month periods ended September 30, 2000 as compared to income of $42,000 and $501,000 for the same periods in Fiscal 2000, respectively. See "Note 7 - Investment in Sport Supply Group, Inc.".

     Interest Expense, net Net interest expense decreased by $134,000 and $190,000 in the three and six month periods ended September 30, 2000 as compared to the same periods in Fiscal 2000, respectively. The decrease was attributable to a decrease in short term average borrowings, and an increase in interest income, partially offset by higher borrowing costs.

     Provision for income taxes Provision for income taxes, which are primarily attributable to the Company's international operations, was $743,000 and $1 million for the three and six month periods ended September 30, 2000 as compared to $250,000 and $259,000 for the same periods in Fiscal 2000, respectively.

     Net Income As a result of the foregoing factors, the Company generated net income of $5.1 million and $8.2 million for the three and six month periods ended September 30, 2000, as compared to net earnings of $855,000 and $1.3 million for the same periods in Fiscal 2000, respectively.

Liquidity and Capital Resources

     Net cash provided by operating activities was $11.1 million for the six months ended September 30, 2000. Cash was provided primarily by increases in accounts payable and the profitability of the Company and decreases in other receivables, which were partially offset by increases in accounts receivable and inventory.

     Net cash utilized by investing activities was $1.3 million for the six months ended September 30, 2000. Cash was utilized primarily for additional purchases of shares in its unconsolidated affiliate.

     Net cash used for financing activities was $11.0 million primarily for the purchase of the Company's stock for treasury and the repayment of borrowings.

     The Company maintains two credit facilities with a Hong Kong based bank: a $5.0 million letter of credit facility and a $35 million back-to-back letter of credit facility with seasonal over-advances. At September 30, 2000, there was $4.7 million and $16.4 million, respectively, of letters of credit outstanding under these facilities.

     At present, management believes that future cash flow from operations and its existing institutional financing noted above will be sufficient to fund all of the Company's cash requirements for the next twelve months.

     As of September 30, 2000 the Company had no material commitments for capital expenditures.

Inflation and Foreign Currency

     Neither inflation nor currency fluctuations had a significant effect on the Company's results of operations during the three or six months ended September 30, 2000. The Company's exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The Company purchases virtually all of its products from manufacturers located in various Asian countries.

Recent Pronouncements of the Financial Accounting Standards Board

     During the second quarter of 1998 the Financial  Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 by one year. SFAS No. 133 will be effective for the Company for Fiscal 2002 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This new standard is not currently anticipated to have a significant impact on the Company's financial statements based on the current financial structure and operations of the Company.


Forward-looking Information

     This report contains various forward looking statements under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and information that is based on Management's beliefs as well as assumptions made by and information currently available to Management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that could cause actual results to differ materially are as follows: (i) the ability of the Company to continue selling products to its largest customers whose net revenues represented 55% and 21% of Fiscal 2000 net revenues; (ii) competitive factors such as competitive pricing strategies utilized by retailers in the domestic marketplace that negatively impacts product gross margins; (iii) the ability of the Company to maintain its suppliers, primarily all of whom are located in the Far East; (iv) the ability of the Company to comply with the restrictions imposed upon it by its outstanding indebtedness; and (v) general economic conditions and other risks detailed in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2000 and other reports filed with the Securities and Exchange Commission. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

None


ITEM 3.  Default Upon Senior Securities.

                  (a)      None

                  (b)      None



ITEM 4.  Submission of Matters to a Vote of Security Holders.

                  Not Applicable.

ITEM 5.  Other Information.

                  (a)      None

ITEM 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibits:

         (10)(z) License Agreement effective as of January 1, 2001 by and between Funai Corporation and Emerson Radio Corp.*

          (27)   Financial Data Schedule for quarter ended September 30,  2000.*

          (b) Reports on Form 8-K - During the three month period ended September 30, 2000, no Form 8-K was filed.
____________________________
*Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                EMERSON RADIO CORP.
                                                (Registrant)



Date:    November 13, 2000                  /s/ Geoffrey P. Jurick
                                                Geoffrey P. Jurick Chairman,
                                                Chief Executive Officer and
                                                President



Date:    November 13, 2000                  /s/ John P. Walker
                                                John P. Walker
                                                Executive Vice President and
                                                Chief Financial Officer