Form 10-Q/A
period 2000-09-30
EMERSON RADIO CORP
filed 2001-02-06
CIK 32621

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

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended, for the quarterly period ended September 30, 2000, as set forth in the pages attached hereto: Part I, Item 1 and 2; and Part II, Item 6, as they pertain to investment in affiliate.


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                 (In thousands, except earnings per share data)


                                                              Three Months Ended                     Six Months Ended

                                                 ----------------------------------------    -------------------------------------
                                                    September 30,         October 1,           September 30,            October 1,
                                                      2000                  1999                   2000                  1999
                                                 ------------------    -----------------     ------------------    ---------------

Net revenues                                        $ 97,956               $ 55,531             $ 179,783              $ 98,978

Costs and expenses:

   Cost of sales                                      85,245                 49,409               156,655                87,680
   Other operating costs and expenses                    892                    877                 2,622                 1,650
   Selling, general & administrative
     expenses                                          5,024                  3,563                  9,713                7,427
                                                 -----------------     -----------------     -----------------     -----------------
                                                      91,161                 53,849               168,990                96,757
                                                 -----------------     -----------------     -----------------     -----------------

Operating income                                       6,795                  1,682                10,793                 2,221

Equity in earnings (loss) of
     affiliate                                          (449)                    42                  (606)                  501
Interest expense, net                                   (485)                  (619)               (1,003)               (1,193)
                                                 ------------------     -----------------     -----------------     ----------------

Income before income taxes                             5,861                  1,105                 9,184                 1,529

Provision for income taxes                               743                    250                 1,021                   259
                                                 ------------------     -----------------     -----------------     ----------------

Net income                                          $  5,118               $    855             $   8,163              $  1,270
                                                 ==================     =================     ==================    ================

Net income per common share

             Basic                                  $    .15               $    .02             $     .21              $    .03
                                                 ==================     =================     ==================    ================
             Diluted                                $    .13               $    .02             $     .19              $    .02
                                                 ==================     =================     ==================    ================

Weighted average number of common
   shares outstanding

             Basic                                    33,867                 47,828                38,833                47,828
                                                 ==================     =================     ==================    ================
             Diluted                                  42,277                 55,916                46,950                55,916
                                                 ==================     =================     ==================    ================


          The accompanying notes are an integral part of the interim consolidated financial statements.



                      EMERSON RADIO CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                        September 30,           March 31,
                                                                                            2000                   2000
                                                                                      -------------------    -----------------
                                                                                         (Unaudited)

                                           ASSETS

         Current Assets:
           Cash and cash equivalents                                                    $  7,354             $  8,539
           Available for sale securities                                                       9                   37
           Accounts receivable (less allowances of
              $4,085 and $3,977, respectively)                                             7,779                4,756
           Other receivables                                                                 817                4,027
           Inventories                                                                    20,318               14,384
           Prepaid expenses and other current assets                                       1,749                2,653
                                                                                      -------------------    -----------------
              Total current assets                                                        38,026               34,396

         Property and equipment - (net of
             accumulated depreciation and amortization
             of $3,635 and $3,402, respectively)                                           1,020                1,034
         Investment in affiliates and joint venture                                       20,766               20,277
         Other assets                                                                      2,197                2,289
                                                                                      -------------------    -----------------
              Total Assets                                                              $ 62,009             $ 57,996
                                                                                      ===================    =================

                            LIABILITIES AND SHAREHOLDER'S EQUITY
         Current Liabilities:

           Notes payable                                                                $  2,167             $  2,914
           Current maturities of long-term debt                                               93                   97
           Accounts payable and other current
             liabilities                                                                  21,190               16,499
           Accrued sales returns                                                           6,166                4,897
           Income taxes payable                                                            1,049                  135
                                                                                      -------------------    -----------------
              Total current liabilities                                                   30,665               24,542

         Long-term debt, less current maturities                                          20,750               20,750
         Other non-current liabilities                                                        90                  141

         Shareholders' Equity:
           Preferred shares - 10,000,000
             shares authorized, 3,677
             shares issued and outstanding                                                 3,310                3,310
           Common shares - $.01 par value, 75,000,000
             shares authorized; 51,331,615 shares
             issued; 31,200,082 and 46,477,615 shares
             outstanding                                                                     513                  513
           Capital in excess of par value                                                113,289              113,289
           Cumulative translation adjustment                                                 (80)                 (76)
           Unrealized loss on marketable securities                                          (28)                --
           Accumulated deficit                                                           (93,308)            (101,445)
           Treasury stock, at cost 20,131,533 and
             4,854,000 shares, respectively                                              (13,192)              (3,028)
                                                                                      -------------------    -----------------
              Total shareholders' equity                                                  10,504               12,563
                                                                                      -------------------    -----------------
              Total Liabilities and Shareholders' Equity                                $ 62,009             $ 57,996
                                                                                      ===================    =================


     The accompanying notes are an integral part of the interim consolidated financial statements.




                      EMERSON RADIO CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (In thousands)

                                                                                                     Six Months Ended

                                                                                          -------------------------------------
                                                                                            September 30,        October 1,
                                                                                               2000                 1999
                                                                                          ----------------     ----------------

      Cash Flows from Operating Activities:

        Net cash provided (used) by operating
          activities                                                                      $ 11,125              $(2,268)
                                                                                          ----------------     ----------------

      Cash Flows from Investing Activities:

        Investment in Affiliate                                                             (1,097)                  --
        Other                                                                                 (247)                (676)
                                                                                          ----------------     ----------------
        Net cash used by investing activities                                               (1,344)                (676)
                                                                                          ----------------     ----------------

      Cash Flows from Financing Activities:

        Purchase of Common Stock                                                           (10,164)                  --
        Net borrowings (repayments) under Line of Credit                                      (747)                1,880
        Other                                                                                  (55)                   11
                                                                                          ----------------     ----------------
        Net cash (used) provided by financing
          activities                                                                       (10,966)                1,891
                                                                                          ----------------     ----------------
      Net decrease in cash and cash
          equivalents                                                                       (1,185)               (1,053)
      Cash and cash equivalents at beginning
          of year                                                                            8,539                 3,100
                                                                                          ----------------     ----------------

      Cash and cash equivalents at end of period                                          $  7,354              $ 2,047
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

     NOTE 2 - COMPREHENSIVE INCOME

     The Company's comprehensive income for the three and six month period ended September 30, 2000 and October 1, 1999 are as follows (in thousands):


                                                              Three Months Ended                     Six Months Ended

                                                 ----------------------------------------    -------------------------------------
                                                    September 30,         October 1,           September 30,            October 1,
                                                      2000                  1999                   2000                  1999
                                                 ------------------    -----------------     ------------------    ---------------

        Net Income                                  $  5,118               $    855             $   8,163              $  1,270
        Currency translation adjustment                   (3)                     4                    (4)                    4
        Unrealized losses on securities, net              (8)                  (119)                  (28)                 (367)
                                                 -----------------     -----------------     -----------------     -----------------

        Comprehensive income                        $  5,107               $    740             $   8,131              $    907
                                                 =================     =================     =================     =================



     NOTE 3 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                              For the Three                                 For the Six
                                                               Months Ended                                 Months Ended

                                                 ----------------------------------------    ---------------------------------------
                                                    September 30,         October 1,           September 30,            October 1,
                                                      2000                  1999                   2000                  1999
                                                 ------------------    -----------------     ------------------    ----------------

Numerator:
        Net income                                   $  5,118               $    855             $   8,163              $  1,270
        Less:  preferred stock dividends                   13                     26                    26                    52
                                                 ------------------    -----------------     ------------------    ----------------

        Numerator for basic earnings per
            share - income available to
            common stockholders                         5,105                    829                 8,137                 1,218
        Add back to effect assumed conversions:
            Preferred stock dividends                      13                     26                    26                    52
            Interest on convertible debentures            441                     --                   882                    --
                                                 ------------------    ---------------       ------------------    ----------------
            Numerator for diluted earnings
               per share                             $  5,559               $    855             $   9,045              $  1,270
                                                 ==================    ===============       ==================    ================

Denominator:
        Denominator for basic earnings
            per share - weighted average
            shares                                     33,867                 47,828                38,833                47,828
        Effect of dilutive securities:
            Preferred shares                            2,620                  8,088                 2,620                 8,088
            Convertible debentures                      5,204                    --                  5,204                   --
            Options and warrants                          586                    --                    293                   --
                                                 ------------------    ---------------       ------------------    ----------------

        Denominator for diluted earnings
            per share - adjusted weighted
            average shares and assumed
            conversions                                42,277                 55,916                46,950                55,916
                                                 ==================    ===============       ==================    ================
        Basic earnings per share                     $    .15               $    .02             $     .21              $    .03
                                                 ==================    ===============       ==================    ================
        Diluted earnings per share                   $    .13               $    .02             $     .19              $    .02
                                                 ==================    ===============       ==================    ================


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

     At  September  30,  2000,  the Company had  outstanding  approximately  1.7
million  options  with  exercise  prices  ranging  from  $1.00  to  $1.10,   and
approximately 987,000 warrants at conversion prices ranging from $1.30 and $4.00.

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

     The investment in, and results of operations of, SSG are accounted for by the equity method. The Company's investment in SSG includes goodwill of $7,355,000 which is being amortized on a straight line basis over 40 years. Summarized financial information derived from the annual and quarterly financial reports as filed by SSG with the Securities and Exchange Commission was as follows (in thousands):




                                                              ------------------------------------------------------------------
                                                                     September 30, 2000                March 31, 2000
                                                              -----------------------------    ---------------------------------
                                                                         (Audited)                       (Unaudited)

     Current assets                                                     $ 44,886                           $ 50,488
     Property, plant and equipment and other assets                       28,800                             30,158
     Current liabilities                                                  14,115                             38,450
     Long-term debt                                                       19,034                                252
     Stockholders' Equity                                                 40,537                             41,945

                                                                                         (Unaudited)
                                                              ------------------------------------------------------------------
                                                                 For the 6 Months Ended             For the 6 Months Ended
                                                                    September 30, 2000                  October 1, 1999
                                                              -----------------------------    ---------------------------------

     Net sales                                                          $ 59,505                           $ 56,722
     Gross profit                                                         18,315                             20,065
     Net (loss) income                                                    (1,437)                             2,163



     NOTE 8 - LONG-TERM DEBT

     As of September 30, 2000 and March 31, 2000, long-term debt consisted of the following (in thousands of dollars):


                                                                 September 30,           March 31,
                                                                     2000                  2000
                                                               -----------------     -----------------

     8 1/2% Senior Subordinated Convertible
        Debentures Due 2002                                       $20,750               $20,750
     Equipment notes and other                                         93                    97
                                                               -----------------     -----------------
                                                                   20,843                20,847

     Less current obligations                                          93                    97
                                                               -----------------     -----------------
        Long term debt                                            $20,750               $20,750
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

     Note 9 - LEGAL PROCEEDINGS

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

     Selling, General and Administrative Expenses ("S,G&A") S,G&A as a percentage of net revenues decreased from 6.4% to 5.1% and 7.5% to 5.4% for the three and six months ended September 30, 2000, as compared to the same period in Fiscal 2000, respectively. The decrease in S,G&A as a percentage of net revenues was primarily attributable to the effect of a higher sales base. In absolute terms, S,G&A increased by $1.5 million and $2.3 million for the three and six months ended September 30, 2000. The increase in absolute terms for the three and six month periods ended September 30, 2000 was the result of an increase in advertising and compensation costs, partially offset by a decrease in litigation costs.

     Equity In Earnings (Loss) Of Unconsolidated Affiliate The Company's 37% share in the earnings of an affiliate amounted to a loss of $449,000 and $606,000 in the three and six month periods ended September 30, 2000 as compared to income of $42,000 and $501,000 for the same periods in the prior fiscal year, respectively.

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

          Not Applicable.


ITEM 5.  Other Information.

          (a) None


ITEM 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibits:

             (10)(z) License Agreement  effective as  of January 1, 2001 by  and between Funai Corporation and Emerson Radio Corp.


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


                               EMERSON RADIO CORP.

                                  (Registrant)

     Date:     January 29, 2001            /s/ Geoffrey P. Jurick
                                           ----------------------
                                           Geoffrey P. Jurick
                                           Chairman, Chief Executive Officer and
                                           President


     Date:     January 29, 2001            /s/ John P. Walker
                                           ------------------
                                           John P. Walker
                                           Executive Vice President and
                                           Chief Financial Officer