Form 10-Q
period 2000-12-31
EMERSON RADIO CORP
filed 2001-02-13
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              FORM 10-Q (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 2000
                               -------------------------------------------------
                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________


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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of common stock as of February 9, 2001: 31,275,082.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      EMERSON RADIO CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                 (In thousands, except earnings per share data)

                                                          Three Months Ended                          Nine Months Ended
                                             ---------------------------------------    -----------------  ---------------------
                                               December 31,          December 31,         December 31,           December 31,
                                                   2000                  1999                 2000                   1999
                                             -----------------      ----------------    ----------------   ---------------------


Net revenues                                     $ 60,058              $ 61,319             $239,841              $160,297

Costs and expenses:

   Cost of sales                                   47,713                52,987              204,368               140,667

   Other operating costs and expenses                 399                 1,303                3,021                 2,953
   Selling, general & administrative
      expenses                                      6,367                 4,877               16,080                12,304
                                                -----------------     -----------------    ------------------    -----------------
                                                   54,479                59,167              223,469               155,924
                                                -----------------     -----------------    ------------------    -----------------

Operating income                                    5,579                 2,152               16,372                 4,373

Equity in earnings (loss) of
      affiliate                                      (867)                 (425)              (1,473)                   76
Interest expense, net                                (517)                 (563)              (1,520)               (1,756)
                                                -----------------     -----------------    ------------------    -----------------

Income before income taxes                          4,195                 1,164               13,379                 2,693

Provision for income taxes                            487                    37                1,508                   296

                                                 -----------------     -----------------    ------------------    ----------------
Net income                                       $  3,708              $  1,127             $ 11,871              $  2,397
                                                 =================     =================    ==================    ================
Net income per common share

   Basic                                         $    .12              $    .02             $    .33              $    .05
                                                 ==================    =================    ===================   ================
   Diluted                                       $    .10              $    .02             $    .30              $    .04
                                                 ==================    =================    ===================   ================
Weighted average number of
   common shares outstanding

   Basic                                           31,272                47,828               36,303                47,828
                                                  =================    =================    ==================   ================
   Diluted                                         39,955                55,609               44,535                55,615
                                                  =================    =================    ==================   ================

           The accompanying notes are an integral part of the interim consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                        December 31,            March 31,
                                                                                            2000                   2000
                                                                                     --------------------    --------------
                                                                                     (Unaudited)

                                             ASSETS

             Current Assets:
               Cash and cash equivalents                                               $ 10,852              $  8,539
               Available for sale securities                                                  4                    37
               Accounts receivable (less allowances of
                  $4,001 and $3,977, respectively)                                        5,579                 4,756
               Other receivables                                                            459                 4,027
               Inventories                                                               23,220                14,384
               Prepaid expenses and other current assets                                  1,754                 2,653
                                                                                     --------------------    -----------------
                  Total current assets                                                   41,868                34,396

             Property and equipment - (net of
                 accumulated depreciation and amortization
                 of $3,739 and $3,402, respectively)                                      1,026                 1,034
             Investment in affiliates and joint venture                                  19,980                20,277
             Other assets                                                                 1,733                 2,289
                                                                                     --------------------    -----------------
                  Total Assets                                                         $ 64,607              $ 57,996
                                                                                     ====================    =================

                              LIABILITIES AND SHAREHOLDER'S EQUITY
             Current Liabilities:

               Notes payable                                                           $  2,604              $  2,914
               Current maturities of long-term debt                                          94                    97
               Accounts payable and other current
                 Liabilities                                                             20,132                16,499
               Accrued sales returns                                                      5,227                 4,897
               Income taxes payable                                                       1,461                   135
                                                                                     --------------------    -----------------
                  Total current liabilities                                              29,518                24,542

             Long-term debt, less current maturities                                     20,750                20,750
             Other non-current liabilities                                                   75                   141

             Shareholders' Equity:
              Preferred shares - 10,000,000 shares authorized;
                   3,677 shares issued and outstanding                                    3,310                 3,310

              Common shares - $.01 par value, 75,000,000  shares  authorized;
                   51,406,615 and 51,331,615   shares  issued;   31,275,082
                   and 46,477,615 shares outstanding                                        514                   513

               Capital in excess of par value                                           113,363               113,289
               Cumulative translation adjustment                                            (82)                  (76)
               Unrealized loss on marketable securities                                     (36)                 --
               Accumulated deficit                                                      (89,613)             (101,445)
               Treasury stock, at cost 20,131,533 and
                 4,854,000 shares, respectively                                         (13,192)               (3,028)
                                                                                     --------------------    -----------------
                  Total shareholders' equity                                             14,264                12,563
                                                                                     --------------------    -----------------
                  Total Liabilities and Shareholders' Equity                           $ 64,607              $ 57,996
                                                                                     ====================    =================


               The accompanying notes are an integral part of the
                   interim consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (In thousands)

                                                                        Nine Months Ended

                                                                December 31,     December 31,
                                                                    2000             1999
                                                                ------------     -----------
Cash Flows from Operating Activities:

  Net cash provided by operating
    activities                                                  $  14,317        $   3,175
                                                                 ---------       ---------

Cash Flows from Investing Activities:

   Investment in Affiliate                                         (1,158)             --
  Other                                                              (365)            (682)
                                                                  ---------       --------
   Net cash used by investing
    activities                                                     (1,523)            (682)
                                                                  ----------      --------

Cash Flows from Financing Activities:

   Purchase of Common Stock                                       (10,164)            --
   Net repayments under Line of Credit                               (310)          (2,216)
   Other                                                              ( 7)             (46)
                                                                   ----------      --------
  Net cash used by financing
    activities                                                    (10,481)          (2,262)
                                                                   ----------      --------

  Net increase in cash and cash
    equivalents                                                     2,313              231

Cash and cash equivalents at beginning
  of year                                                           8,539            3,100
                                                                  ----------      --------

Cash and cash equivalents at end of period                      $  10,852          $ 3,331
                                                                  ==========      ========


           The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - BUSINESS

         The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Emerson Radio Corp.'s (the "Company" or "Emerson") consolidated financial position as of December 31, 2000 and the results of operations for the three and nine month periods ended December 31, 2000 and December 31, 1999. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company's annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2000 ("Fiscal 2000"), included in the Company's annual report on Form 10-K.

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

         Due to the seasonal nature of the Company's consumer electronics business, the results of operations for the three and nine month periods ended December 31, 2000 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2001 ("Fiscal 2001").

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

NOTE 2 - COMPREHENSIVE INCOME

         The Company's total comprehensive income for the three and nine month periods ended December 31, 2000 and December 31, 1999 are as follows (in thousands):

                                                                        Three Months Ended                     Nine Months Ended
                                                                 ---------------------------------     -----------------------------
                                                                    December          December           December         December
                                                                    31,2000            31,1999            31,2000         31,1999
                                                                 ---------------   --------------      --------------   ------------

Net income                                                       $ 3,708            $ 1,127             $11,871           $2,397
Currency translation adjustment                                       (2)                (2)                 (6)               2
Unrealized gain (loss)on securities, net
                                                                      (8)                87                 (36)            (280)
                                                                 ---------------    --------------      --------------    ----------

Comprehensive income                                             $ 3,698            $ 1,212             $11,829           $2,119
                                                                 ===============    ==============      ==============    ==========

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                        Three Months Ended                            Nine Months Ended
                                              ------------------------------------------    ----------------------------------------
                                                December 31,          December 31,            December 31,           December 31,
                                                    2000                  1999                  2000                   1999
                                                ------------------    ------------------    ------------------    ------------------

Numerator:

Net income                                      $   3,708             $   1,127             $  11,871             $   2,397
Less:  preferred stock dividends                       13                    26                    39                    78
                                                ------------------    ------------------    ------------------    ------------------
Numerator for basic earnings per
    share - income available to
    common stockholders                             3,695                 1,101                11,832                 2,319
Add back to effect assumed conversions:
  Preferred stock dividends                            13                    26                    39                    78
  Interest on convertible debentures                  441                    --                 1,323                     --
                                                ------------------    ------------------    ------------------    ------------------
  Numerator for diluted earnings
    per share                                   $   4,149             $   1,127              $ 13,194              $  2,397
                                                ==================    ==================    ==================    ==================

Denominator:
Denominator for basic earnings
    per share - weighted average
    shares                                         31,272                47,828                36,303                47,828
Effect of dilutive securities:
  Preferred shares                                  2,510                 7,781                 2,510                 7,787
  Convertible debentures                            5,204                    --                 5,204                     --
  Options and warrants                                969                    --                   518                     --
                                                ------------------    ------------------    ------------------    ------------------

Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    conversions                                    39,955                55,609                44,535                55,615
                                                ==================    ==================    ==================    ==================
Basic earnings per share                        $     .12             $     .02             $     .33             $     .05
                                                ==================    ==================    ==================    ==================
Diluted earnings per share                      $     .10             $     .02             $     .30             $     .04
                                                ==================    ==================    ==================    ==================


NOTE 4 - CAPITAL STRUCTURE

         The outstanding capital stock of the Company at December 31, 2000 consisted of common stock and Series A convertible preferred stock. The preferred shares are convertible to common shares until March 31, 2002.

         During the quarter ended December 31, 2000, there were no conversions or repurchases of the Company's Series A Preferred Stock. During the quarter ended December 31, 1999, the Company repurchased 37 shares of its Series A Preferred Stock. There were no conversions of the Company's Series A Preferred Stock for the quarter ended December 31, 1999. If all existing outstanding preferred shares were converted at December 31, 2000, approximately 2.5 million additional common shares would be issuable. The dividend rates on the Series A Preferred Stock at December 31, 2000 and December 31, 1999 were 1.4% and 2.8%, with $977,000 and $905,000 of dividends in arrears, respectively. The dividend rate is 1.4% until March 31, 2001 at which time no further dividends are payable.

         At December 31, 2000,  the Company had  outstanding  approximately  1.7
million  options  with  exercise  prices  ranging  from  $1.00  to  $1.10,   and
approximately 737,000 outstanding warrants at a conversion price of $1.30.

         The Company also has outstanding approximately $20.8 million of Senior Subordinated Convertible Debentures due in 2002. See "Note 8 - Long Term Debt".

NOTE 5 - INCOME TAXES

          Income tax provisions for the quarterly periods ended December 31, 2000 and December 31, 1999 relates primarily to its international operations. For the quarter ended December 31, 1999 a provision of $656,000 was recorded which was offset by a tax credit of $619,000, as a result of a favorable court ruling pertaining to a foreign subsidiary.

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

NOTE 7 - INVESTMENT IN SPORT SUPPLY GROUP, INC.

         At December 31, 2000 the Company owned 2,696,400 (37% of the outstanding) shares of common stock of Sport Supply Group, Inc. ("SSG") at a total cost of $17,727,000, of which 2,269,500 shares were purchased in 1996 and the balance of the shares were purchased subsequently. On January 12, 2001 the Company purchased an additional 1,629,629 shares of common stock directly from Sport Supply Group, Inc. at a total purchase price of $2.2 million. Upon completion of this transaction the Company owned 4,326,029 (48.6% of the outstanding) shares of common stock of SSG. In addition, the Company owns warrants to purchase an additional one million shares of SSG's common stock for $7.50 per share ("SSG Warrants") which the Company purchased in 1996 at an aggregate cost of $500,000. If the Company exercises all of the SSG Warrants, including the January 12, 2001 transaction, it will beneficially own approximately 53.8% of SSG's issued and outstanding common shares. The warrants are scheduled to expire in December 2001. Effective March 1997, the Company entered into a Management Services Agreement with SSG, under which various managerial and administrative services are provided between the companies for a fee.

         The investment in, and results of operations of, SSG are accounted for by the equity method. The Company's investment in SSG includes goodwill which is being amortized on a straight line basis over 40 years. Summarized financial information derived from the annual and quarterly financial reports as filed by SSG with the Securities and Exchange Commission was as follows (in thousands):



                                                                                      (Unaudited)
                                                                   December 31, 2000                   March 31, 2000
                                                                   -----------------                   --------------
       Current assets                                               $  42,235                              $ 50,488
       Property, plant and equipment and other assets                  29,383                                30,158
       Current liabilities                                             14,502                                38,450
       Long-term debt                                                  18,799                                   252
       Stockholders' Equity                                            38,317                                41,945


                                                                                         (Unaudited)
                                                                 For the 9 Months Ended             For the 9 Months Ended
                                                                   December 31, 2000                  December 31, 1999
                                                                 -----------------------            ----------------------
       Net sales                                                    $  77,706                             $  75,756
       Gross profit                                                    23,232                                28,084
       Net income (loss)                                               (3,665)                                1,056


NOTE 8 - LONG TERM DEBT

         As of December 31, 2000 and March 31, 2000, long-term debt consisted of the following (in thousands of dollars):

                                                                                 December 31,                 March 31,
                                                                                    2000                         2000
                                                                              -----------------        -------------------
  8-1/2% Senior Subordinated Convertible
     Debentures Due 2002                                                       $ 20,750                      $20,750
  Equipment notes and other                                                          94                           97
                                                                          ---------------------         ------------------
                                                                                 20,844                       20,847
  Less current obligations                                                           94                           97
                                                                          ---------------------         ------------------
     Long-term debt                                                            $ 20,750                     $ 20,750
                                                                          =====================         ==================


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

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition

Results of Operations

     Net Revenues Consolidated net revenues for the three and nine month periods ended December 31, 2000 decreased $1.3 million (-2.1%) and increased $79.5 million (49.6%) as compared to the same periods in the fiscal year ended March 31, 2000 ("Fiscal 2000"), respectively. Revenues for the three months ending December 31, 2000 were relatively unchanged as compared to the same period last year primarily from customers shifting their orders into earlier quarters in order to assure a supply of product for the Christmas selling season. In addition, revenues for the three months ended December 31, 2000 benefited from lower actual and estimated sales return as compared to the prior periods. The increase in sales of $79.5 million for the nine months ended December 2000 as compared to the same period in Fiscal 2000 resulted primarily from increases in unit sales of audio products and microwave ovens, partially offset by a reduction in unit sales of the digital versatile disc (DVD) product line. The increase in audio product sales was primarily attributable to the introduction of new products and an increase in distribution channels. The Company anticipates that revenues for Fiscal 2001 will be higher than prior years revenues.

     The Company reports royalty and commission revenues earned from its licensing arrangements, covering various products and territories, in lieu of reporting the full dollar value of such sales and associated costs.

     Cost of Sales Cost of sales, as a percentage of consolidated net revenues, was 79.4% and 85.2% for the three and nine month periods ended December 31, 2000 as compared to 86.4% and 87.8% for the same periods in Fiscal 2000, respectively. The decrease in the cost of sales as a percentage of sales for the three months ended December 31, 2000 as compared to the same period in Fiscal 2000 was primarily attributable to: i) a change in the product mix; ii) increased royalty revenue, which does not have an associated cost, and iii) lower actual and estimated sales returns. The decrease in cost of sales as a percentage of sales for the nine months ended December 31, 2000 as compared to the same period in Fiscal 2000 was primarily attributable to a change in the product mix and lower actual and estimated sales returns. While the Company's strategy calls for selling higher margin products, the Company anticipates the cost of sales to remain at the level it achieved for the nine months ending December 31, 2000 primarily due to competitive pricing.

     Other Operating Costs and Expenses Other operating costs and expenses for the three and nine month periods ended December 31, 2000 were 0.7% and 1.3% as compared to 2.1% and 1.8% for the same periods in Fiscal 2000. The decrease of 1.4% for the three months ended December 31, 2000 as compared to the same period in Fiscal 2000 was primarily due to reduced warehousing and freight costs and reduced fees associated with its return-to-vendor program. For the nine month period ended December 31, 2000 as compared to the same period in the prior year, other operating costs decreased from 1.8% to 1.3% of revenues due primarily to the effect of a higher sales base.

     Selling, General and Administrative Expenses ("S,G&A") S,G&A as a percentage of net revenues increased from 7.9% to 10.6% for the three months ended December 31, 2000 as compared to the same period in Fiscal 2000 and decreased from 7.7% to 6.7% for the nine months ended December 31, 2000 as compared to the same period in Fiscal 2000. The increase in S,G& A for the three months ended December 31, 2000 was primarily related to provisions related to substandard receivables. The increase in absolute terms for the nine month period ended December 31, 2000 was the result of an increase in advertising, compensation costs and provisions related to substandard receivables, partially offset by lower professional costs.

     Equity In Earnings (Loss) Of Unconsolidated Affiliate The Company's share in the earnings of an affiliate amounted to a losses of $867,000 and $1,473,000 for the three and nine month periods ended December 31,2000 as compared to a loss of $425,000 and income of $76,000 for the same periods in Fiscal 2000, respectively.

         Interest Expense Net interest expense decreased by $46,000 and $236,000 for the three and nine month periods ended December 31, 2000 as compared to the same periods in Fiscal 2000. The decrease was attributable primarily to an increase in interest income.

         Provision for income taxes Provision for income taxes, which are primarily attributable to the Company's international operations, was $487,000 and $1.5 million for the three and nine month periods ended December 31, 2000 as compared to $37,000 and $296,000 for the same periods in Fiscal 2000, respectively.

         Net Income As a result of the foregoing factors, the Company generated net income of $3.7 million and $11.9 million for the three and nine month periods ended December 31, 2000, as compared to net earnings of $1.1 million and $2.4 million for the same periods in Fiscal 2000, respectively.

Liquidity and Capital Resources

         Net cash provided by operating activities was $14.3 million for the nine months ended December 31, 2000. Cash was provided primarily by increases in net income and accounts payable, and decreases in other receivables, partially offset by an increase in inventory.

         Net cash utilized by investing activities was $1.5 million for the nine months ended December 31, 2000. Cash was utilized primarily for additional purchases of shares in its unconsolidated affiliate.

         Net cash used for financing activities was $10.5 million primarily for the purchase of the Company's stock for treasury and the repayment of borrowings.

         The Company maintains two credit facilities with a Hong Kong based bank: a $5.0 million letter of credit facility and a $35 million back-to-back letter of credit facility with seasonal over-advances. At December 31, 2000, there was $2.5 million and $5.5 million, respectively, of letters of credit outstanding under these facilities.

         At present, management believes that future cash flow from operations and its existing institutional financing noted above will be sufficient to fund all of the Company's cash requirements for the next twelve months.

         As of December 31, 2000 the Company had a proposal to purchase $2.2 million of Sport Supply Group, Inc. common stock, on which it subsequently closed on January 12, 2001 (See "Note 7 - Investment in Sport Supply Group, Inc."). The Company had no other material commitments for capital expenditures.

Inflation and Foreign Currency

         Neither inflation nor currency fluctuations had a significant effect on the Company's results of operations during the three or nine months ended December 31,2000. The Company's exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The Company purchases virtually all of its products from manufacturers located in various Asian countries.

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

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company is required to adopt SAB No. 101 in the fourth quarter of fiscal 2001. Management believes that the provision of SAB No. 101 may require it to report its estimated sales return on a gross basis rather than a currently utilized net basis. This will require a prior year reclassification to conform with the new presentation, but will not impact the net income as reported on the Consolidated Statements of Operations.

         At the January 2001 meeting, the Emerging Issues Task Force ("EITF") reached a tentative conclusion on part of Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer". Management believes if the EITF becomes effective its provisions may require a reclassification of certain expenses, the net effect of which will not impact the net income as reported on the Consolidated Statements of Operations.

Forward-looking Information

         This report contains various forward looking statements under the Private Securities Litigation Reform Act of 1995 (the "Reform Act') and information that is based on Management's beliefs as well as assumptions made by and information currently available to Management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that could cause actual results to differ materially are as follows: (i) the ability of the Company to continue selling products to its largest customers whose net revenues represented 55% and 21% of Fiscal 2000 net revenues; (ii) competitive factors such as competitive pricing strategies utilized by retailers in the domestic marketplace that negatively impacts product gross margins; (iii) the ability of the Company to maintain its suppliers, primarily all of whom are located in Asian countries; (iv) the ability of the Company to comply with the restrictions imposed upon it by its outstanding indebtedness; and (v) general economic conditions and other risks detailed in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2000 and other reports filed with the Securities and Exchange Commission. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not material.

                            PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings.
         -----------------


                  For further information on litigation to which the Company is a party, reference is made to Part 1 Item-3-Legal Proceedings in the Company's most recent annual report on Form 10-K.

ITEM 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

                  None

ITEM 3.  Default Upon Senior Securities.
         -------------------------------
                  (a)      None

                  (b)      None

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

                  Not Applicable.

ITEM 5.  Other Information.
         ------------------
         (a)  None

ITEM 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------
         (a)  Exhibits:

                           None

         (b) Reports on Form 8-K - During the three month period ended December 31, 2000, no Form 8-K was filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EMERSON RADIO CORP.
                                           (Registrant)

Date:    February 12, 2001               /s/Geoffrey P. Jurick
                                         __________________________________
                                         Geoffrey P. Jurick
                                         Chairman, Chief Executive Officer and
                                         President

Date:    February 12, 2001               /s/John P. Walker
                                         __________________________________
                                         John P. Walker
                                         Executive Vice President and
                                         Chief Financial Officer