Form 10-K
period 2001-03-31
EMERSON RADIO CORP
filed 2001-06-29
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
                                   (Mark One)

   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year ended March 31, 2001

                                       OR

   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        For the transition period from to

                         Commission File Number 0-25226

                               EMERSON(R) RADIO CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                       22-3285224
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification Number)


    Nine Entin Road, Parsippany, NJ                           07054
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:   (973) 884-5800

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
Common Stock, par value $.01 per share          American Stock Exchange

Securities  registered  pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. [X] YES [ ] NO.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 20, 2001 (computed by reference to the last reported sale price of the Common Stock on the American Stock Exchange on such date): $23,969,039.

Number of Common Shares outstanding at June 20, 2001:  31,343,978

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Document                                             Part of the Form 10-K
Proxy Statement for Annual Meeting of
Stockholders to be held on August 24,
2001                                                           Part III
________________________________________________________________________________


                                     PART I


Item 1.  BUSINESS

The Company


     Emerson Radio Corp. operates in two business segments: consumer electronics and sporting goods. The consumer electronics segment designs, sources, imports and markets a variety of consumer electronic products and licenses its trademarks for a variety of products globally. The sporting goods segment, which is operated through Emerson's ownership of 50.1% of Sport Supply Group, Inc., distributes and markets sports related equipment and leisure products primarily to institutional customers in the United States. The term (i) "Emerson" refers to Emerson Radio Corp. and the Company's "consumer electronics" segment, (ii) "SSG" refers to Sport Supply Group, Inc. and the Company's "sporting goods" segment and (iii) the "Company" refers to Emerson and its subsidiaries, including SSG.

     Emerson was originally formed in the State of New York in 1956 under the name Major Electronics Corp. In 1977, Emerson reincorporated in the State of New Jersey and changed its name to Emerson Radio Corp. In 1994, Emerson was reincorporated in Delaware. References to "Emerson" refer to Emerson Radio Corp. and its predecessor and its consolidated subsidiaries, unless the context otherwise indicates. Emerson's principal executive offices are located at Nine Entin Road, Parsippany, New Jersey 07054-0430. Emerson's telephone number in Parsippany, New Jersey, is (973) 884-5800.

     For a detailed discussion of SSG's business and financial data, see SSG's Form 10-K for the fiscal year ended March 30, 2001.



     Emerson, directly and through several subsidiaries, designs, sources, imports, markets, and licenses a variety of television, video products, including digital video disc (DVD) and video cassette recorders (VCR), microwave ovens, audio, home office, home theater, multi-media, specialty and other consumer electronic products. Emerson also licenses its trademark for a variety of products domestically and internationally to certain licensees. Emerson distributes its products primarily through mass merchants, discount retailers, toy retailers, distributors and specialty catalogers leveraging the strength of its "EMERSON(R)" and "H.H. Scott(R)" trademarks, recognized trade names in the consumer electronics industry. The trade name "Emerson Radio" dates back to 1912 and is one of the oldest and most well respected names in the consumer electronics industry. See "Business-Licensing and Related Activities".

     Emerson believes it possesses an advantage over its competitors due to the combination of (i) the "EMERSON(R)" brand recognition, (ii) its distribution base and established customer relations, (iii) its sourcing expertise and established vendor relations, (iv) an infrastructure with personnel experienced in servicing and providing logistical support to the domestic mass merchant distribution channel and (v) its extensive experience in establishing license and distributor agreements on a global basis for a variety of products. Emerson intends to continue leveraging its core competencies to offer a broad variety of current and new consumer products to customers. In addition, Emerson has in the past, and intends in the future, to form joint ventures and enter into additional inward and outward licensing and distribution agreements that take advantage of its trademarks and utilize the logistical and sourcing advantages for products that are more efficiently marketed with the assistance of these partners.

     The consumer electronics segment's core business consists of selling, distributing and licensing various low to moderately priced categories of consumer electronic products. The majority of Emerson's marketing and sales efforts are concentrated in the United States and, to a lesser extent, certain other international regions. Major competitors in these markets are foreign-based manufacturers and distributors. See "Business - Competition."


Sporting Goods

     SSG is a leading direct mail marketer of sports related equipment and leisure products primarily to the institutional market in the United States. The institutional market is generally comprised of schools, colleges, universities, government agencies, military facilities, athletic clubs, athletic teams and dealers, youth sports leagues and recreational organizations.

Products

Consumer Electronics

     Emerson's current product categories consist of the following:


Video Products                                Audio Products                                   Other

Color televisions                             CD stereo systems                                Home office
Color specialty televisions                   Digital clock radios                             Home theater
Digital video disc (DVD)                      Portable audio, cassette & CD systems            Microwave ovens
Specialty video cassette players              Personal audio, cassette & CD systems            Multi-media
Video cassette recorders (VCR)                Shelf systems                                    Hello Kitty(R) products
                                              Specialty clock radios

     All of the consumer electronics products offer various features. Microwave ovens range in size from 0.6 cubic feet to 1.6 cubic feet containing features such as key pad touch controls, multi-power levels, auto defrost and turntables. The portable audio systems incorporate AM/FM radios and/or cassettes and/or CD players in a variety of models. Emerson has entered into a license agreement for use of the Hello Kitty(R) logo on selected products. The Company's H. H. Scott(R) division markets home theater products and audio systems.

Sporting Goods

     SSG manufactures and distributes one of the broadest lines of sports related equipment and leisure products primarily to the institutional market. SSG offers approximately 10,000 sporting goods and sports and recreational leisure products, over 3,000 of which are manufactured by SSG. Product lines include: archery, baseball, softball, basketball, camping, football, tennis and other racquet sports, gymnastics, indoor recreation, physical education, soccer, field and floor hockey, lacrosse, track and field, volleyball, weight lifting, fitness equipment, outdoor playground equipment, and early childhood development products.

     Brand recognition is important to the institutional market. Most of SSG's products are marketed under trade names or trademarks owned or licensed by SSG and include the following:

    Alumagoal(R)              AMF(R)                      ATEC(R)
    BSN(R)                    Fibersport                  Flag  A  Tag(R)
    Gamecraft                 GSC Sports                  Hammett & Sons
    Huffy(R)                  Maxpro(R)                   MacGregor(R)
    New England Camp &Supply  NorthAmerican Recreation(R) Passon's Sports
    Pillo Polo(R)             Port-A-Pit(R)               Pro Base(R)
    Pro Down(R)               Pro Net                     Rol-Dri(R) and
                                                            Tidi-Court
    Safe-Squat                Toppleball(R)               U.S. Games, Inc(R)
    Voit(R)

Growth Strategy

Consumer Electronics

     Emerson's strategic focus is to: (i) develop and expand its distribution of consumer electronic products in the domestic marketplace to existing and new customers; (ii) develop and sell new products, such as home office products and products utilizing popular theme characters and logos such as Hello Kitty(R);
(iii) capitalize on opportunities to license the "EMERSON(R)" and "H.H. Scott(R)" trademarks; (iv) leverage and exploit its sourcing capabilities, buying power and logistics expertise in the Far East either for itself or on behalf of third parties; (v) expand international sales and distribution channels; (vi) further develop its direct to consumer sales channel; and (vii) expand through strategic mergers and acquisitions. In connection with Emerson's strategic focus, Emerson may from time to time take an equity position in various corporate entities.

     Emerson believes that the "EMERSON(R)" trademark is recognized in many countries. A principal component of Emerson's growth strategy is to utilize this global brand name recognition together with its reputation for quality and cost competitive products to aggressively promote its product lines within the United States and targeted geographic areas on an international basis. Emerson believes that it will be able to compete more effectively in the highly competitive consumer electronics and microwave oven industries, domestically and internationally, by combining innovative approaches to the consumer electronics current product line and augmenting its product line with complementary products. Emerson intends to pursue such plans either independently or by forging new relationships, including license arrangements, distributorship agreements and joint ventures. See "Business-Licensing and Related Activities."


Sporting Goods

     SSG believes that the institutional sporting goods market is highly fragmented and that most of its competitors lack the necessary capital, support systems, and economies of scale to effectively exploit available opportunities for growth. SSG also believes that it is well positioned to grow the business due to its ability to process and fulfill a high capacity of orders; its well-developed expertise in catalog design and merchandising; and its recently implemented information technology system.

     One of the most important contributions of SSG's information technology system is the data that is available, which is channeled to a host of websites. Each website is strategically targeted to a specific customer group or product line. SSG's websites enable its customers to place orders, access account information, track orders, and perform routine customer service inquiries on a real-time basis, twenty-four hours a day, seven days a week. This functionality allows for more convenience and added flexibility for SSG's customers. The continued migration of SSG's customers to its websites is vital to SSG's growth and success.

Sales and Distribution

Consumer Electronics

     Emerson makes available to its customers a direct import program, and a domestic program. Under its direct import program, products bearing the "EMERSON(R)" trademark are imported directly by Emerson's customers. In Fiscal 2001 and Fiscal 2000, products representing approximately 80% and 83% of net consumer electronics revenues, respectively, were earned under this program. If a larger proportion of Emerson's sales were made pursuant to its domestic program, Emerson would require increased working capital that may affect its liquidity. See Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition."

     Emerson has an integrated system to coordinate the purchasing, sales and distribution aspects of its operations. Emerson receives orders from its major accounts electronically, via facsimile, telephone or mail. Emerson does not have long-term contracts with any of its customers, but rather receives orders on an ongoing basis. Products imported by Emerson (generally from the Far East) are shipped by ocean and/or inland freight and then stored in contracted public warehouse facilities for shipment to customers. All inventory is monitored by Emerson's electronic inventory system. As a purchase order is received and filled, warehoused product is labeled and prepared for outbound shipment to customers by common, contract or small package carriers for sales made from inventory.

Sporting Goods

     SSG's websites enable its customers to place orders, access account information, track orders, and perform routine customer service inquiries on a real-time basis, twenty-four hours a day, seven days a week. This functionality allows for more convenience and added flexibility for its customers.

     SSG's sourcing, warehousing, distribution and fulfillment capabilities and its fully integrated information system, provide the necessary capacities, logistics and information technological support to meet the demands and growth potential of commerce via the Internet.

Domestic Marketing

Consumer Electronics


     In the United States, Emerson markets its products primarily through mass merchandisers, discount retailers, and specialty toy distributors. Wal-Mart Stores accounted for approximately 41% and 56%, and Target Stores accounted for approximately 14% and 21% of the Company's consolidated net revenues in fiscal 2001 and fiscal 2000, respectively. The decrease in the percentage of revenues for these two customers for fiscal 2001 as compared to fiscal 2000, is primarily due to the consolidation of SSG's net revenues with those of Emerson's for fiscal 2001. No other customer accounted for more than 10% of the Company's consolidated net revenues in either period. Management believes that any loss or material reduction in sales from either of these customers would have a material adverse affect on the Company's results of operations.

     Approximately 34% and 38% of the net consumer electronics revenues in fiscal 2001 and fiscal 2000, respectively, were made through sales representative organizations that receive sales commissions and work closely with Emerson's sales personnel. The sales representative organizations sell, in addition to the Emerson products, similar, but generally non-competitive, products. In most instances, either party may terminate a sales representative relationship on 30 days' prior notice in accordance with customary industry practice. Emerson utilizes approximately 30 sales representative organizations, including one through which approximately 21% and 25% of the net consumer electronics revenues were made in fiscal 2001 and fiscal 2000, respectively. No other sales representative organization accounted for more than 10% of the consumer electronics net revenues in either year. The remainder of Emerson's sales are serviced by its sales personnel.

Sporting Goods

     SSG offers products directly to the institutional market primarily through:
(i) a variety of distinctive, information-rich catalogs; (ii) sales personnel strategically located in certain large metropolitan areas; (iii) in-bound and out-bound telemarketers; (iv) a team of experienced bid and quote personnel and
(v) the Internet. SSG's marketing efforts are supported by a customer database of over 250,000 names, a call center, a custom- designed distribution center and several manufacturing facilities, which currently offer approximately 10,000 sports related equipment products to over 100,000 customers.

     SSG has a large and diverse customer base, and as a result, SSG's revenues are not dependent upon any single customer. SSG's customers include all levels of public and private schools, colleges, universities and military academies, municipal and governmental agencies, military facilities, churches, clubs, camps, hospitals, youth sports leagues, non-profit organizations, team dealers and certain large retail sporting goods chains. SSG believes that its customer base in the United States is the largest in the institutional direct mail market for sports related equipment.

Foreign Marketing

     Approximately 3% of the consumer electronics segment net revenues in fiscal 2001 and fiscal 2000 were derived from customers based in foreign countries through license and distribution agreements primarily in South America, Canada, and Mexico. Less than 1% of the sporting goods segment net revenues in fiscal 2001 were derived from customers based in foreign countries. See Item 8 - "Financial Statements and Supplementary Data - note 14 of Notes to the Consolidated Financial Statements" and Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Licensing and Related Activities

Consumer Electronics


     Emerson has several license agreements in place that allow licensees to use the "EMERSON(R)" and "H.H. Scott(R)" trademarks for the manufacture and/or the sale of consumer electronics and other products. The license agreements cover various countries throughout the world and are subject to renewal at the initial expiration of the agreements. Additionally, Emerson has entered into several sourcing and inspection agreements that require Emerson to provide these services in exchange for a fee. License revenues recognized and earned in fiscal 2001, 2000, and 1999 were approximately $3,930,000, $3,143,000, and $3,633,000, respectively. Emerson records a majority of licensing revenues as earned over the term of the related agreements.

     In October  2000,  Emerson  entered  into a  three-year  license  agreement
("Video License Agreement") with Funai Corporation, Inc. ("Funai") effective January 1, 2001 to replace a prior agreement with Daewoo Electronics Co. Ltd. ("Daewoo"). The Video License Agreement provides that Funai manufacture, market, sell and distribute specified products bearing the "EMERSON(R)" trademark to customers in North America. Under the terms of the agreement, the Company will receive non-refundable minimum annual royalty payments of approximately $4.3 million for calendar years 2001 and 2002, as well as 2003 unless terminated pursuant to the terms of the License Agreement. The minimums are credited against royalties earned for the sale of products. During fiscal 2001, revenues of $1,075,000 were recorded under this Video License Agreement.

     Throughout various parts of the world, Emerson maintains distribution and license agreements that provide for the distribution of Emerson's products into defined geographic areas.

     Emerson intends to pursue additional licensing and distribution opportunities and believes that such activities have had and will continue to have a positive impact on operating results by generating income with minimal incremental costs, if any, and without the necessity of utilizing working capital. See Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Forward-Looking Information."

Sporting Goods

     SSG inward licenses many well-known names and trademarks that allow it to manufacture, sell, and distribute specified sport related products and equipment to institutional customers using the licensed names for specified royalty fees paid to licensors. See Item 1 - "Trademarks".


Design and Manufacturing

Consumer Electronics

     Emerson's products are manufactured by original equipment manufacturers in accordance with Emerson's specifications. These manufacturers are primarily located in Hong Kong, South Korea, China, Malaysia and Thailand.

     Emerson's design team is responsible for product development and works closely with its suppliers. Emerson's engineers determine the detailed cosmetic, electronic and other features for new products, which typically incorporate commercially available electronic parts to be assembled according to its design. Accordingly, the exterior designs and operating features of the products reflect Emerson's judgment of current styles and consumer preferences. Emerson's designs are tailored to meet the consumer preferences of the local market, particularly in the case of its international markets.

     During fiscal 2001 and fiscal 2000, 100% of Emerson's purchases consisted of imported finished goods.

     The following summarizes Emerson's purchases from its major suppliers:

                                                                Fiscal Year
                   Supplier                               2001              2000
                   Daewoo                                 21%                30%
                   Avatar Mfg                             20%                17%
                   Tonic Electronics                      17%                11%
                   Kysho                                  16%                * %
                   Imarflex                               12%                13%

--------------------------------------------------------------------------------
*  Less than 10%.

     No other supplier accounted for more than 10% of Emerson's total purchases in fiscal 2001 or fiscal 2000. Emerson considers its relationships with its suppliers to be satisfactory and believes that, barring any unusual shortages or economic conditions Emerson could develop, as it already has alternative sources for the products it currently purchases. Emerson has a contractual agreement with one supplier to provide future raw materials totaling approximately $240,000. No assurance can be given that ample supply of product would be available at current prices if Emerson was required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts. See Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Forward - Looking Information", and Item 7A - "Inflation and Foreign Currency".

Sporting Goods

     SSG manufactures, assembles and distributes many of its products at its facilities. See Item 2 -- "Properties".

     Certain products manufactured by SSG are custom-made; such as tumbling mats ordered in color or size specifications, while others are standardized. The principal raw materials used by SSG in manufacturing are, for the most part, readily available from several different sources, while no one supplier accounts for more than 10 percent of the total raw materials supplied. Such raw materials include foam, vinyl, nylon thread, steel and aluminum tubing, wood, slate and cloth.

     Items not manufactured by SSG are purchased from various suppliers primarily located in the United States, Taiwan, Australia, the Philippines, Thailand, the People's Republic of China, Pakistan, Sweden and Canada. SSG has no significant purchase contracts with any major supplier of finished products, and most products purchased from suppliers are readily available from other sources. Purchases of most finished products are made in U.S. dollars and are, therefore, not subject to direct foreign exchange rate differences.

Warranties


     Emerson offers limited warranties for its consumer electronics, comparable to those offered to consumers by its competitors in the United States. Such warranties typically consist of a 90 day period for audio products and one year period for microwave products, under which Emerson will pay for labor and parts, or offer a new or similar unit in exchange for a non-performing unit. SSG typically offers limited 30 day warranties for its sporting goods, comparable to its competitors.


Returned Products

     Emerson's customers return product to Emerson for a variety of reasons, including retailer return policies with their customers, damage to goods in transit and occasional cosmetic imperfections and mechanical failures.

     To reduce the costs associated with product returns, Emerson has entered into agreements with the majority of its suppliers. For a fee, Emerson returns defective returned product to the supplier and in exchange receives a unit. The return to vendor agreements have resulted in significant cost savings.

     In most instances, SSG's customers have the right to return product within 30 days if they are not completely satisfied. Returned products are not returned to the same degree as they are in the consumer products segment, and are not considered a significant factor in SSG's operations.

Backlog

     The Company believes that backlog is not a significant factor in its consumer electronics or sporting goods segments. The ability of management to correctly anticipate and provide for inventory requirements is essential to the successful operation of the Company's business.

Trademarks

     Emerson owns the EMERSON(R)", "Emerson Research(TM)",  "Emerson Interactive
(sm)", "H.H. Scott(R)" and "Scott(R)" trademarks for certain of its home entertainment and consumer electronic products in the United States, Canada, Mexico and various other countries. Of the trademarks owned by Emerson, those registered in the United States must be renewed at various times through 2011 and those registered in Canada must be renewed at various times through 2014.
Emerson's trademarks are also registered on a worldwide basis in various countries, which registrations must be renewed at various times. Emerson intends to renew all trademarks necessary for its business. Emerson considers the

"EMERSON(R)" trademark to be of material importance to its business and owns several other trademarks, none of which is currently considered by Emerson to be of material importance to its business. Emerson outward licenses the "EMERSON(R)" trademark on a limited product and geographic basis for a definitive period of time. See Item 1 "Business - Licensing and Related Activities."

     SSG inward licenses many well known names and trademarks, such as Voit(R), Huffy(R), MacGregor(R), Maxpro(R) and AMF(R). These licenses allow SSG to manufacture, sell, and distribute specified sport related products and equipment to institutional customers using these names for specified royalty fees. These license agreements have expiration dates ranging from December 31, 2001 through 2040, in some cases with renewable terms.

Competition

Consumer Electronics

     The market segment of the consumer electronics industry in which Emerson competes generates approximately $14 billion of factory sales annually and is highly fragmented, cyclical and very competitive. The industry is characterized by the short life cycle of products, which requires continuous design and development efforts.

     Emerson primarily competes in the low to medium-priced sector of the consumer electronics market. Management estimates that Emerson has several dozen competitors that are manufacturers and/or distributors, many of which are much larger and have greater financial resources than Emerson. Emerson competes primarily on the basis of its products' reliability, quality, price, design, consumer acceptance of the "EMERSON(R)" trademark, and quality service to retailers and their customers. Emerson's products also compete at the retail level for shelf space and promotional displays, all of which have an impact on its established and proposed distribution channels.

Sporting Goods

     SSG competes in the institutional sporting goods market principally with local sporting goods dealers, retail sporting goods stores, other direct mail catalog marketers and providers of sporting goods on the Internet. SSG has identified approximately 15 other direct mail companies in the institutional market most of which it believes are competitors substantially smaller than SSG in terms of geographic coverage, products, E-Commerce capability and revenues.

     SSG competes in the institutional market principally on the basis of brand, price, product availability and customer service, which it believes it has an advantage in the institutional market over traditional sporting goods retailers and team dealers because its selling prices do not include comparable price markups attributable to traditional multi-distribution channel markups. In addition, the ability to control the availability of goods which SSG manufactures enables it to respond more rapidly to customer demand.

Seasonality

     Emerson generally experiences stronger demand from its customers for its products in the fiscal quarters ending September and December, but during the last several years this revenue pattern has been less prevalent due to the retailers need to plan earlier for the Christmas selling season and management's ability to obtain additional orders during the slower times of the year. The seasonality of Emerson is counterbalanced by SSG which has historically experienced strong revenues during the March quarter primarily due to volume generated by spring and summer sports, favorable outdoor weather conditions and school needs before summer closings, and weak revenues during the December quarter.

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

     Many products sold by the sporting goods segment are subject to 15 U.S.C.A. Sections 2051-2084 (1998 and Supp. 1998), among other laws, which empowers the Consumer Product Safety Commission (the "CPSC") to protect consumers from hazardous sporting goods and other articles. The CPSC has the authority to exclude from the market certain articles that are found to be hazardous and can require a manufacturer to refund the purchase price of products that present a substantial product hazard. CPSC determinations are subject to court review. Similar laws exist in some states and cities in the United States.

Product Liability and Insurance

     Because of the nature of the products sold by SSG, SSG is periodically subject to product liability claims resulting from personal injuries. SSG may become involved in various lawsuits incidental to the business. Additionally, significantly increased product liability claims continue to be asserted successfully against manufacturers and distributors of sports equipment throughout the United States resulting in general uncertainty as to the nature and extent of manufacturers' and distributors' liability for personal injuries.

     There can be no assurance that Emerson's and SSG's general product liability insurance will be sufficient to cover any successful product liability claims made. It is the opinion of both companies that any ultimate liability arising out of currently pending product liability claims will not have a material adverse effect on their financial condition or results of operations. However, any claims substantially in excess of the insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on the Company's financial condition and results of operations.

Employees

     As of June 11, 2001, the Company had approximately 570 employees, of which 110 were employed by Emerson, and 460 were employed by SSG. None of the Company's employees are represented by unions, and the Company believes its labor relations to be generally satisfactory.

Item 2.  PROPERTIES

     The following table sets forth the material properties owned or leased by the Company:


                                                       Approximate
                                                      Square Footage                                         Lease
                 Facility Purpose                                                  Location                 Expires
                                                                                                          or is Owned

Consumer electronics segment:
Corporate headquarters                                         22,000     Parsippany, NJ              October, 2003
Hong Kong office                                               10,000     Hong Kong, China            July, 2003

Sporting goods segment:
Manufacturing and corporate headquarters                      135,000     Farmers Branch, TX          December, 2004
Warehouse and fulfillment processing                          181,000     Farmers Branch, TX          December, 2004
Sub-leased to a third party                                    45,000     Cerritos, CA                December, 2001
Manufacturing                                                  62,500     Sparks, NV                  July, 2004
Manufacturing                                                  35,000     Anniston, AL                Owned
Manufacturing                                                  45,000     Anniston, AL                Owned
Manufacturing                                                  38,500     Anniston, AL                November, 2001


     Emerson utilizes public warehouse space. Such public warehouse commitments are evidenced by contracts with terms of up to one year. The cost for the public warehouse space is primarily based on a fixed percentage of sales from each respective location.

     The Company believes that the facilities used in its operations are in satisfactory condition and adequate for its present and anticipated future operations. In addition to the facilities listed above, the Company leases space in various locations, primarily for use as sales offices.

Item 3.  LEGAL PROCEEDINGS

     As previously reported, Emerson has resolved substantially all of the litigation against it and accrued the net cost thereof as an expense prior to its fiscal year ended March 31, 2001. All that remains is litigation arising in the ordinary course of business, which in the opinion of management, will not have a material adverse effect on the Company's consolidated financial position if resolved on unfavorable terms to the Company and the implementation, as to Petra Stelling only, of the Court ordered termination of the Stipulation of Settlement entered into in 1996 (the "Stipulation") among Geoffrey P. Jurick, the Company's Chairman, three of his creditors, the Company, and certain other parties. While such implementation may have a material adverse effect on Mr. Jurick, it is the opinion of management of the Company that termination of the Stipulation will not adversely affect the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Company's shareholders was held on August 10, 2000, at which time the shareholders elected the following slate of nominees to remain on the Board of Directors: Peter G. Bunger, Robert H. Brown, Jr., Jerome
H. Farnum, Stephen H. Goodman, and Geoffrey P. Jurick. Election of the Board of Directors was the only matter submitted for shareholder vote. There were 39,377,615 shares of outstanding capital stock of the Company entitled to vote at the record date for this meeting. After the record date and prior to the meeting, the Company repurchased 8,177,533 shares of its outstanding stock. Accordingly, there were 31,200,082 shares entitled to vote at the meeting and there were present at such meeting, in person or by proxy, stockholders holding 28,455,403 shares of the Company's Common Stock which represented 91.2% of the total capital stock outstanding and entitled to vote. There were 28,455,403 shares voted on the matter of the election of directors. The result of the votes cast regarding each nominee for office was:


          Nominee for Director                           Votes For                   Votes Withheld

         Robert H. Brown, Jr.                             28,150,646                      304,757
         Peter G. Bunger                                  28,162,646                      292,757
         Jerome H. Farnum                                 28,162,646                      292,757
         Stephen H. Goodman                               28,156,597                      298,806
         Geoffrey P. Jurick                               28,152,646                      292,757


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


                                    Fiscal 2001                          Fiscal 2000
                          -------------------------------    -------------------------------
                              High             Low              High             Low

First Quarter            $    .938      $      .625         $   .875        $    .500
Second Quarter               2.938             .750             .750             .500
Third Quarter                2.813            1.125             .688             .438
Fourth Quarter               2.050            1.000            1.000             .500

          There is no established trading market for the Company's Series A Convertible Preferred Stock.

          (b)  Holders

          At May 23, 2001, there were approximately 444 stockholders of record of the Company's Common Stock.

          (c)  Dividends

          The Company's policy has been to retain all available earnings, if any, for the development and growth of its business. The Company has not paid cash dividends on its Common Stock. In deciding whether to pay dividends on the Common Stock in the future, the Company's Board of Directors will consider factors it deems relevant, including the Company's earnings and financial condition and its working capital and anticipated capital expenditures. The Emerson's credit facility and the Indenture governing Emerson's subordinated debentures contain certain dividend payment restrictions on the Company's Common Stock. Additionally, the Company's Certificate of Incorporation, defining the rights of the Series A Preferred Stock (as more fully described below), prohibits Common Stock dividends unless the Series A Preferred Stock dividends are paid or put aside. The Series A Preferred Stock accrues dividends, payable on a quarterly basis, at a 1.4% dividend rate. The Company is in compliance with the default provisions of its Series A Preferred Stock, and currently owes dividends in arrears of $977,000. As of March 31, 2001, no additional dividends will accrue on the Series A Preferred Stock. See Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition."

          (d)  Unregistered Securities

          During the fourth quarter of fiscal 2001, 68,896 warrants were exercised and 68,896 shares of common stock of the Company were issued upon such exercise. On March 31, 2001, approximately 680,000 outstanding warrants to purchase shares of the Company's common stock expired unexercised.

          The above transactions were private transactions not involving a public offering and were exempt from the registration provision of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The sale of securities was without the use of an underwriter, and the certificates evidencing this now bear a restrictive legend permitting the transfer thereof only upon registration of the shares or an exemption under the Securities Act of 1933, as amended.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

          The following table sets forth selected consolidated financial data of the Company for the five years ended March 31, 2001. For the years ended April 3, 1998 through March 31, 2000, the Company changed its financial reporting year to a 52/53 week year ending on the Friday closest to March 31. Beginning in fiscal 2001, the Company changed its financial reporting year to end on March
31. The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, and Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition".


                                                  ------------- ------------- --------------- -------------- ---------------
                                                   March 31,     March 31,       April 2,       April 3,       March 31,
                                                    2001 (1)        2000           1999           1998            1997
                                                  ------------- ------------- --------------- -------------- ---------------
                                                                      (In thousands, except per share data)
Summary of Operations:
  Net Revenues                                    $   377,410   $   203,701   $  160,554       $ 162,730     $  178,708

  Operating Income (Loss)                         $    13,493   $     5,334   $    3,278       $     524     $  (20,243)

  Net Income (Loss)                               $    12,653   $     3,620   $      289       $  (1,430)    $  (23,968)

Balance Sheet Data at Period End:
  Total Assets                                    $   119,006   $    63,511   $   60,872       $  58,762     $   61,151
  Current Liabilities                                  45,330        30,057       29,828          23,885         24,043
  Long-Term Debt                                       38,257        20,891       20,847          20,929         21,079
  Shareholders' Equity                                 15,131        12,563       10,197          13,948         16,029
  Working Capital                                      39,497         9,854        6,859           9,610         13,258
  Current Ratio                                      1.9 to 1      1.3 to 1      1.2 to 1         1.4 to 1       1.6 to 1

Per Common Share: (2)
  Net Income (Loss) Per Common Share -
         Basic                                         $ .36    $       .07    $    (.01)       $   (.04)     $   (0.61)


  Net Income (Loss) Per Common Share -
        Diluted                                   $      .33    $       .07    $    (.01)       $   (.04)     $   (0.61)

Weighted Average Shares Outstanding:
    Basic                                              35,066        47,632       49,398          45,167         40,292

    Diluted                                            38,569        53,508       49,398          45,167         40,292

Common Shareholders' Equity per
    Common Share (3)                              $      0.33       $  0.19       $ 0.13         $  0.19      $    0.15


(1) Prior to March 23, 2001, the Company accounted for its investment in SSG using the equity method of accounting. On March 23, 2001, Emerson obtained a majority interest in SSG and is accounting for this interest as a partial purchase to the extent of the change in control. The assets and liabilities of SSG have been revalued to fair value to the extent of Emerson's 50.1% interest in SSG. SSG's results of operations and the minority interest related to those results have been included in the Company's results of operations as though it had been acquired at the beginning of the year ended March 31, 2001.

(2) For fiscal 2001 and 2000, dilutive securities include 3,066,000 and 5,876,000 shares, respectively, assuming conversion of Series A Preferred Stock at a price equal to 80% of the weighted average market value of a share of Common Stock, determined as of March 31, 2001, and 2000. For fiscal 2001, dilutive securities also include 437,000 shares assuming conversion of 1,658,000 options. Per common share data is based on the net income or loss and deduction of preferred stock dividend requirements (resulting in a loss attributable to common stockholders for fiscal 1999-1997) and the weighted average of Common Stock outstanding during each fiscal year. Loss per share does not include potentially dilutive securities assumed outstanding since the effects of such conversion would be anti-dilutive.

(3) Calculated based on common shareholders' equity divided by the basic weighted average shares of Common Stock outstanding. Common shareholders' equity for fiscal years 2001 through 1997, is equal to total shareholders' equity less $3,677,000, $3,677,000, $3,714,000, $5,237,000, and
     $10,000,000, respectively.


Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF

           OPERATIONS AND FINANCIAL CONDITION

          During fiscal 2001, Emerson increased its ownership in SSG to 50.1%. Accordingly, Emerson's and SSG's results of operations are consolidated for the current year compared to being reported on the equity method for prior years based upon the percentages of SSG's equity owned by Emerson. See Item 8 - "Financial Statements and Supplementary Data - Note 1 and Note 3 of Notes to the Consolidated Financial Statements".

          Management's Discussion and Analysis of Results of Operation is presented in three parts: consolidated operations, the consumer electronics segment and the sporting goods segment.

          In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Consolidated Operations:

          The following table sets forth, for the periods indicated, certain items related to the consolidated statements of operations as a percentage of net revenues.


          For the Years Ended March 31, 2001, March 31, 2000, and April 2, 1999

                                                        2001              2000                  1999
Net revenues  (in thousands)                       $  377,410           $203,701              $160,554
                                                        100.0%             100.0%                100.0%
Cost of sales                                            81.1%              86.8%                 87.4%
Other operating costs and expenses                        1.1%               2.2%                  2.5%
Selling, general and administrative
   Expenses                                              14.2%               8.4%                  8.1%
     Operating income                                     3.6%               2.6%                  2.0%
Equity in earnings of affiliate                           -- %               0.1%                  0.9%
Minority interest in net loss of
    consolidated subsidiary                               0.6%                --%                   --%
     Net income                                           3.4%               1.8%                  0.2%


Results of Consolidated Operations - fiscal 2001 compared with fiscal 2000

          Net Revenues - Net revenues for fiscal 2001 increased $173.7 million (85.3%) as compared to fiscal 2000. The increase was a result of this being the first year of consolidation with SSG ($113 million net revenue increase) and an increase of $61 million in revenues from the consumer electronics segment.

          Cost of Sales - Cost of sales, as a percentage of consolidated net revenues, decreased from 86.8% in fiscal 2000 to 81.1% in fiscal 2001. The decrease was primarily the result of the consolidation with SSG whose operations achieve higher gross margins than those of the consumer electronics segment.

          Other Operating Costs and Expenses - Other operating costs and expenses are associated with the consumer electronics segment. As a percent of net revenues other operating costs declined from 2.2% in fiscal 2000 to 1.1% in fiscal 2001, primarily as a result of lower inventory carrying expenses and a higher revenue base.

          Selling, General and Administrative Expenses ("S,G&A") - S,G&A, as a percentage of net revenues, were 14.2% in fiscal 2001 as compared to 8.4% in Fiscal 2000, and in absolute terms were $53.5 million for fiscal 2001 and $17.0 million for fiscal 2000. The increase in S,G&A was the result of the consolidation with SSG whose operations require a higher level of S,G&A costs than those of the consumer electronics segment.

          Equity In Earnings Of Affiliate and Minority Interest in Net Loss of Consolidated Subsidiary - During fiscal 2001, Emerson's investment in SSG increased to 50.1%. Accordingly, SSG's results of operations and the minority interest related to those results have been included in the Company's results of operations as though it had been acquired at the beginning of fiscal 2001. For fiscal 2000, Emerson's 33% investment in SSG was accounted for under the equity method of accounting. See Item 8 - "Financial Statements and Supplementary Data
- Note 3 of Notes to the Consolidated Financial Statements."

          Net Income - As a result of the foregoing factors, the Company earned net income of $12.7 million for fiscal 2001 as compared to $3.6 million for fiscal 2000.

Consumer Electronics Segment:

          The following table summarizes certain financial information relating to the consumer electronics segment for the fiscal years 2001, 2000, and 1999 (in thousands):


                                                    2001                    2000                  1999
                                              -----------------     -----------------    -------------------

Net revenues                                       $ 264,349              $203,701               $160,554
                                              =================     =================    ===================
Cost of sales                                        225,291               176,870                140,326
Other operating costs                                  4,318                 4,501                  4,007
Selling, general & administrative                     17,418                16,996                 12,943
                                              =================      ================    ===================
     Operating income                                 17,322                 5,334                  3,278

Equity in earnings of affiliate                          --                    277                  1,499
Other investment losses                                  --                   (284)                (2,009)
Interest expense, net                                 (2,051)               (2,284)                (2,272)
                                              ------------------     ----------------    --------------------
     Income before income taxes                       15,271                 3,043                    496
Provision (benefit) for income taxes                   1,142                  (577)                   207

                                              =================     =================    ===================
     Net income                                      $14,129               $ 3,620                   $289
                                              =================     =================    ===================


Results of Consumer Electronics Operations - fiscal 2001 compared with fiscal
2000

          Net Revenues - Net revenues for fiscal 2001 increased $60.6 million (30%) as compared to fiscal 2000. The increase in net revenues resulted primarily from increases in unit sales of audio products, microwave ovens products, and Hello Kitty(R) branded products. Additionally, Emerson's HH Scott(R) brand continued to expand. Licensing revenues were $3.9 million for fiscal 2001 as compared to $3.1 million for fiscal 2000. The increase is attributable to the following three factors: (i) new licensing arrangements being implemented in the current fiscal year; (ii) license agreements implemented in previous years becoming fully operational; (iii) certain licenses being modified and expanded. For fiscal 2002, this trend of increasing license revenues is expected to continue.

          Emerson reports royalty and commission revenues earned from its licensing arrangements, covering various products and territories, in lieu of reporting the full dollar value of such sales and associated costs.

          Cost of Sales - Cost of sales, as a percentage of consolidated net revenues, was 85.2% and 86.8% in fiscal 2001 and fiscal 2000, respectively. The decrease in cost of sales was primarily attributable to lower product returns and a higher product margin due to product mix.

          The consumer electronics segment gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the price categories of the consumer electronics market in which Emerson competes. Emerson's products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive. Emerson believes that the combination of its (i) direct import program; (ii) various license agreements; (iii) the continued introduction of higher margin products;
(iv) use of inward license agreements such as Hello Kitty(R) and (v) further reduction in product return rates will continue to favorably impact its gross profit margins.

          Other Operating Costs and Expenses - Other operating costs and expenses as a percentage of net revenues decreased from 2.2% in fiscal 2000 to 1.6% in fiscal 2001. The decrease was primarily due to the effect of a higher sales base combined with a reduction in inventory carrying costs.

          Selling, General and Administrative Expenses ("S,G&A") - S,G&A, as a percentage of net revenues, decreased to 6.6% of net revenues in fiscal 2001 from 8.3% of net revenues in fiscal 2000. The decrease in S,G&A between fiscal 2001 and 2000 as a percentage of net revenues was attributable to continued cost containment programs and the effect of a higher sales base.

          Equity In Earnings Of Affiliate - During fiscal 2001, Emerson's investment in SSG increased to 50.1%. Accordingly, SSG's results of operations and the minority interest related to those results have been included in the Company's results of operations as though it had been acquired at the beginning of fiscal 2001. For fiscal 2000, Emerson's 33% investment in SSG was accounted for under the equity method of accounting. See Item 8 - "Financial Statements and Supplementary Data - Note 3 of Notes to the Consolidated Financial Statements."

          Other  Investment  Losses - There were no losses  for  fiscal  2001 as compared to $284,000 for fiscal 2000. The loss in fiscal 2000 was due to write-downs in investments in joint ventures, and losses on marketable securities which were classified as "available-for-sale".

          Interest Expense, net - Interest expense decreased from $2.3 million in fiscal 2000 to $2.1 million in fiscal 2001. The decrease was attributable primarily to an increase in interest income.

          Provision for Income Taxes - Emerson's provision for income taxes was $1.1 million for fiscal 2001 as compared to a benefit of $577,000 for fiscal 2000. The provision of $1.1 million consisted primarily of foreign and Federal AMT taxes. The income tax benefit recorded for fiscal 2000 was the result of a favorable resolution of a tax claim and the acceptance of a compromise offer in Hong Kong. See Item 8 - "Financial Statements and Supplementary Data - Note 7 of Notes to the Consolidated Financial Statements".

          Net Income - As a result of the foregoing factors, net income of $14.1 million was earned in fiscal 2001 as compared to $3.6 million in fiscal 2000.

Results of Consumer Electronics Operations - fiscal 2000 compared with fiscal
1999

          Net Revenues - Net revenues for fiscal 2000 increased $43.1 million (27%) as compared to fiscal 1999. The increase in net revenues resulted primarily from increases in unit sales of microwave ovens and audio products as well as the introduction of the DVD and home office product category. In addition, the favorable trend of declining returned product as a percentage of sales continued for fiscal 2000, resulting from a continuation of a more restrictive return policy by Emerson's customers. Revenues earned from the licensing of the "EMERSON(R)" trademark were $3.1 million for fiscal 2000 as compared to $3.6 million for fiscal 1999. The decrease was attributable to the continued transition towards the Daewoo License Agreement.

          Emerson reports royalty and commission revenues earned from its licensing arrangements, covering various products and territories, in lieu of reporting the full dollar value of such sales and associated costs.

          Cost of Sales - Cost of sales, as a percentage of consolidated net revenues, was 86.8% and 87.4% in fiscal 2000 and fiscal 1999, respectively.

          Other Operating Costs and Expenses - Other operating costs and expenses as a percentage of net revenues decreased from 2.5% in fiscal 1999 to 2.2% in fiscal 2000. The decrease was primarily due to decreases in freight charges.

          Selling, General and Administrative Expenses ("S,G&A") - S,G&A, as a percentage of net revenues, were 8.3% in fiscal 2000 as compared to 8.1% in fiscal 1999. The increase was primarily due to increased litigation and cooperative advertising costs, offset somewhat by the effect of a higher sales base.

          Equity In Earnings Of Affiliate - Emerson's 33% investment in the earnings of SSG amounted to $277,000 for fiscal 2000 and $1.5 million for fiscal 1999. Emerson's investment increased to 33% from 31% in fiscal 1999 due to an additional investment by Emerson of SSG's shares and through a reduction of SSG shares outstanding resulting from a SSG stock buyback program.

          Other Investment Losses - Other investment losses were $284,000 for fiscal 2000 as compared to $2,009,000 for fiscal 1999. The decrease in other investment losses between fiscal 2000 and fiscal 1999 was attributable to a reduction in the loss resulting from write-downs on investments and advances to joint ventures from $900,000 in fiscal 1999 to $135,000 in fiscal 2000. In addition, losses on marketable securities which were classified as "available-for-sale" securities, decreased from $1,109,000 for fiscal 1999 to $149,000 in fiscal 2000.

          Interest Expense - Interest expense did not change significantly from fiscal 1999 to fiscal 2000. Emerson's reduced average borrowings were offset by higher borrowing costs.

          Provision for Income Taxes - Emerson's income tax benefit was $577,000 for fiscal 2000 as compared to a provision of $207,000 for fiscal 1999. The income tax benefit recorded for fiscal 2000 was the result of a favorable resolution of a tax claim and the acceptance of a compromise offer in Hong Kong. See Item 8 - "Financial Statements and Supplementary Data - Note 7 of Notes to the Consolidated Financial Statements".

          Net Income - As a result of the foregoing factors, Emerson generated net income of $3.6 million for fiscal 2000 as compared to $289,000 for fiscal 1999.

Sporting Goods Segment:

          The following table summarizes certain financial information relating to the sporting goods segment for the fiscal years ended March 31, 2001, and March 31, 2000. The results of operations of SSG for fiscal 2000 were not consolidated with Emerson's results of operations for fiscal 2000, but are presented for comparative purposes (in thousands):

                                                  2001                   2000
                                             ---------------       -------------
                                                                    (Unaudited)

    Net revenues                            $    113,061           $  116,521
                                             ==============         ============

   Cost of sales                                  80,809               78,602

   Selling, general & administrative              35,880               33,114

                                             ==============         ============
   Operating income (loss)                        (3,628)               4,805

   Interest expense, net                          (2,017)              (1,595)
                                             ==============         ============

   Income (loss) before income

         Taxes                                    (5,645)               3,210

   Provision (benefit) for income                 (2,086)               1,127
                                             ---------------        ------------
         Taxes
       Net (loss)  income                  $      (3,559)          $    2,083
                                             ===============         ===========


Results of Sporting Goods Operations - Fiscal 2001 compared with Fiscal 2000

          Net Revenues - Net revenues for fiscal 2001 decreased $3.5 million (3%) as compared to fiscal 2000. The decrease in net revenues was primarily a result of competitive pressures in the marketplace, a decline in youth baseball registrations, unusually cold and wet weather in warm weather states delaying spring sports, a reduction in SSG's sales force, a reduction in the number of catalogs mailed, and a general slow-down in the economy.

          Cost of Sales - Cost of sales, as a percentage of net revenues, increased from 67.5% for fiscal 2000 to 71.5% for fiscal 2001. Cost of sales increased as a percentage of net revenues due to product mix shifts and pricing pressure in the institutional sporting goods marketplace. SSG expects to continue to experience a higher cost of sales as a percentage of net revenues as compared to prior results due to these factors.

          Selling, General and Administrative Expenses ("S,G&A") - S,G&A expenses for fiscal 2001 increased by approximately $2.8 million (8.4%) as compared to fiscal 2000. The increase in expenses was primarily due to an increase in payroll, computer related costs, depreciation and amortization, promotional and facility costs.

          Interest Expense, net - Interest expense, net increased from $1.6 million in fiscal 2000 to $2.0 million in fiscal 2001. The increase was attributable primarily to increased overall levels of borrowing.

          Provision for Income Taxes - SSG recorded a tax benefit of $2.1 million for fiscal 2001 as compared to a tax provision of $1.1 million for fiscal 2000. The tax benefit for fiscal 2001 resulted from the utilization of net operating loss carryforwards.

          Net (loss) income - As a result of the foregoing factors, SSG generated a net loss of $3.6 million for fiscal 2001 as compared to net income of $2.1 million for fiscal 2000, of which approximately a $1.3 million loss was reflected in the Company's consolidated statements of operations for fiscal 2001.

Liquidity and Capital Resources

          Net cash provided by operating activities was $9.8 million for fiscal 2001. Cash was primarily provided by an increase in the profitability of the Company, a reduction of accounts receivables and other receivables partially offset by an increase in inventory.

          Net cash used by investing activities was $2.5 million for fiscal 2001. Cash was utilized primarily for additional purchases of shares of common stock of SSG. See Item 8 - "Financial Statements and Supplementary Data - Note 3 of Notes to the Consolidated Financial Statements."

          Net cash used for financing activities was $7.8 million for fiscal 2001. Cash was primarily utilized for the purchase of the Company's stock for treasury, partially offset by increased borrowings.

          Emerson and SSG maintain asset-based credit facilities of $10 million and $25 million, respectively. These facilities provide for revolving loans and letters of credit, subject to certain limits which, in the aggregate, cannot exceed the lesser of $10 million and $25 million for Emerson and SSG, respectively, or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. Emerson and SSG are required to maintain certain net worth levels, which they were both in compliance with as of March 31, 2001. At March 31, 2001, there were approximately $5.1 million and $17.1 million of borrowings under these facilities by Emerson and SSG, respectively. No letters of credit were outstanding by either Emerson or SSG as of March 31, 2001.

          The Company's Hong Kong subsidiary currently maintains various credit facilities, as amended, aggregating $40.0 million with a bank in Hong Kong consisting of the following: (i) a $5.0 million credit facility which is generally used for letters of credit for inventory purchases and (ii) a $35 million credit facility, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit. At March 31, 2001, the Company's Hong Kong subsidiary pledged $1.75 million in certificates of deposit to this bank to assure the availability of the $5.0 million credit facility. At March 31, 2001, there were approximately $3.8 million and $7.3 million, respectively, of letters of credit outstanding under these credit facilities.

          The Company has continued to enter into outward licensing agreements and intends to pursue additional licensing opportunities. The Company believes that such licensing activities will have a continued positive impact on net operating results by generating royalty income with minimal costs, if any, and without the necessity of utilizing working capital or accepting customer returns. See Item 1 - Business - "Licensing and Related Activities".

          Short-Term Liquidity. Cash decreased to $8.0 million as of March 31, 2001 from $8.5 million as of March 31, 2000. Cash generated from operations was offset by Emerson's repurchase of shares of its outstanding common stock, its increased investment in SSG, and increased inventory levels. At present, management believes that future cash flow from operations and the institutional financing noted above will be sufficient to fund all of the Company's cash requirements for the next fiscal year. In fiscal 2001, products representing approximately 80% of net revenues of the consumer electronics segment were imported directly to the Company's customers. The direct import program is essential to Emerson's liquidity objectives.

          The Company is currently in arrears on $977,000 of dividends on its Series A Preferred Stock.

          The Company's liquidity for its consumer electronics segment is impacted by the seasonality of its business. The consumer electronics segment generally records the majority of its annual sales in the quarters ending September and December. This requires the consumer goods segment to maintain higher inventory levels during the quarters ending June and September, therefore increasing the working capital needs during these periods. Additionally, the consumer electronics segment receives the largest percentage of product returns in the quarter ending March. The higher level of returns during this period adversely impacts Emerson's collection activity, and therefore its liquidity. Management believes that the license agreements as discussed above, and the policies in place for returned products, should continue to favorably impact its cash flow.

          The Company's liquidity for its sporting goods segment is also impacted by the seasonality of its business. The sporting goods segment generally records the majority of its annual sales in the March quarter, with the weakest quarter being the December quarter. This requires the sporting goods segment to maintain higher amounts of inventory during the quarters ending March and June, therefore increasing the working capital needs during these periods.

          Long-Term Liquidity. The Company continues to be subject to competitive pressures arising from pricing strategies. SSG has discontinued certain lower margin products in favor of higher margin replacement products. Management believes that this, together with its various license agreements and the continued introduction of higher margin products in both segments, will result in continued profitability. Both senior secured credit facilities for Emerson and SSG impose financial covenants. Non-compliance of the covenants could materially affect the Company's future liquidity. Management believes that anticipated cash flow from operations and the financing noted above will provide sufficient liquidity to meet the Company's operating and debt service cash requirements on a long-term basis.

          There were no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of March 31, 2001.


Recently-Issued Financial Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, which we adopted on September 30, 2000. SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in derivatives that are not hedges are adjusted to fair value through income. Changes in derivatives that meet the Statement's hedge criteria will either be offset through income, or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of SFAS 133 for fiscal 2001 did not have any impact on our financial condition, results of operations or cash flows.

          In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company adopted SAB No. 101 in the fourth quarter of fiscal 2001. SAB No. 101 requires the Company to report its estimated sales return on a gross basis rather than on a previously utilized net basis. SAB No. 101 required prior year reclassifications to conform with the new presentation, which resulted in offsetting reclassifications in net revenues and cost of sales, but did not impact operating income as reported on the Consolidated Statements of Operations. Accordingly, for fiscal 2001, fiscal 2000, and fiscal 1999, net revenues were increased by $1.3 million, decreased by $1.3 million, and increased by $1.8 million, respectively.

          During fiscal 2001, the Company adopted the provisions of EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Prior to fiscal 2001, SSG netted shipping fees against shipping costs. The net difference was included in cost of sales in the consolidated statements of operations. The provisions of EITF 00-10 provide that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. Accordingly, for fiscal 2001, approximately $5.6 million of shipping and handling fees was reclassified in the consolidated statement of operations. The fiscal 2000 and fiscal 1999 were not restated because this EITF only affected the sporting goods segment which was not included in the consolidated statement of operations for fiscal 2000 or fiscal 1999.

Forward-Looking Information

          This report contains various forward-looking statements under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and information that is based on Management's beliefs as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that could cause actual results to differ materially are as follows: (i) the ability of the consumer electronics segment to continue selling products to two of its largest customers whose net revenues represented 41% and 14% of fiscal 2001 consolidated net revenues; (ii) reduced sales to the United States Government by the sporting goods segment, due to a reduction in Government spending; (iii) competitive factors in the consumer electronics segment, such as competitive pricing strategies utilized by retailers in the domestic marketplace that negatively impacts product gross margins; (iv) the ability of the consumer electronics and sporting goods segments to maintain its suppliers, primarily all of whom are located in the Far East for the consumer electronics segment; (v) the ability of the sporting goods segment to have an uninterrupted shipping service from outside carriers, such as United Parcel Service; (vi) the ability of the Company to comply with the restrictions imposed upon it by its outstanding indebtedness; and (vii) general economic conditions and other risks. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. For additional risk factors as they relate to the sporting goods segment, see SSG's Form 10-K for the fiscal year ended March 31, 2001 Item 7 - "Certain Factors that May Affect the Company's Business or Future Operating Results".

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

            MARKET RISK.

Inflation, Foreign Currency, and Interest Rates

          Neither inflation nor currency fluctuations had a significant effect on the Company's results of operations during fiscal 2001. The Company's exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The consumer electronics segment purchases virtually all of its products from manufacturers located in various Asian countries.

          The interest on borrowings under the Company's credit facilities is based on the prime rate. While a significant increase in interest rates could have an adverse effect on the financial condition and results of operations of the Company, management believes that given the present economic climate, interest rates are not expected to increase significantly during the coming year.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Financial Statements
                                                                        Page No.
          Report of Independent Auditors                                      27
          Consolidated Statements of Operations for the years ended
              March 31, 2001, March 31, 2000, and April 2, 1999               28
          Consolidated Balance Sheets as of March 31, 2001 and 2000           29
          Consolidated Statements of Changes in Shareholders' Equity
              for the years ended March 31, 2001, March 31, 2000,
              and April 2,1999                                                30
          Consolidated Statements of Cash Flows for the years ended
              March 31, 2001, March 31, 2000, and April 2, 1999               31
          Notes to Consolidated Financial Statements                          32
          Schedule VIII-Valuation and Qualifying Accounts and Reserves        61
          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Emerson Radio Corp.


          We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries as of March 31, 2001 and March 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(1). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emerson Radio Corp. and Subsidiaries at March 31, 2001 and March 31, 2000, and the consolidated results of its operations and cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                         ERNST & YOUNG LLP


New York, New York
June 11, 2001


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      For The Years Ended March 31, 2001, March 31, 2000, and April 2, 1999
                      (In thousands, except per share data)


                                                                      2001                  2000                 1999
                                                                -----------------     ------------------    ----------------

Net revenues                                                       $ 377,410             $ 203,701            $  160,554

Costs and expenses:

     Cost of sales                                                   306,101              176,870                140,326
     Other operating costs and expenses                                4,318                 4,501                 4,007
     Selling, general and administrative expenses                     53,498                16,996                12,943
                                                                -----------------     ------------------    ----------------
                                                                     363,917               198,367               157,276
                                                                -----------------     ------------------    ----------------
Operating  income                                                     13,493                 5,334                 3,278

     Equity in earnings of affiliate                                     --                    277                 1,499
     Other investment losses                                             --                   (284)               (2,009)
     Interest expense, net                                            (4,068)               (2,284)               (2,272)
      Minority interest in net loss of consolidated
          subsidiary                                                   2,284                   --                   --
                                                                -----------------     ------------------    ----------------
    Income before income taxes                                        11,709                 3,043                   496

     Provision (benefit) for income taxes                               (944)                 (577)                  207
                                                                -----------------     ------------------    ----------------
Net income                                                      $     12,653            $    3,620              $    289
                                                                =================     ==================    ================

Net income (loss) per common share

     Basic                                                      $       .36            $       .07              $  ( .01)
     Diluted                                                            .33                    .07                 ( .01)

Weighted average shares outstanding

     Basic                                                           35,066                 47,632                49,398
     Diluted                                                         38,569                 53,508                49,398


                        The accompanying notes are an integral part of the consolidated financial statements.





                      EMERSON RADIO CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          As of March 31, 2001 and 2000
                        (In thousands, except share data)
 ASSETS                                                                                          2001                    2000
                                                                                            -----------------       ---------------

Current Assets:
   Cash and cash equivalents                                                                $    7,987              $    8,539
   Accounts receivable (less allowances of
     $4,498 and $3,977,  respectively)                                                          26,552                  10,271
   Other receivables                                                                               781                   4,027
   Inventories                                                                                  44,477                  14,384
   Prepaid expenses and other current assets                                                     3,611                   2,690
   Deferred tax assets                                                                           1,419                     --
                                                                                            -----------------       ---------------
     Total current assets                                                                       84,827                  39,911
Property, plant, and equipment                                                                  12,718                   1,034
Deferred catalog expenses                                                                        2,437                    --
Investment in affiliate                                                                           --                    20,133
Goodwill and other intangible assets                                                            13,388                   1,177
Deferred tax assets                                                                              4,081                    --
Other assets                                                                                     1,555                   1,256
                                                                                            -----------------       ---------------
           Total Assets                                                                     $  119,006                $ 63,511
                                                                                            =================       ===============

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term borrowings                                                                    $    5,094             $     2,914
   Current  maturities of long-term  borrowings                                                    139                      97
   Accounts payable and other current liabilities                                               34,703                  22,014
   Accrued sales returns                                                                         4,913                   4,897
   Income taxes payable                                                                            481                     135
                                                                                            -----------------       ---------------
     Total current liabilities                                                                  45,330                  30,057
Long-term borrowings                                                                            38,257                  20,891
Minority interest                                                                               20,288                    --

Shareholders' Equity:
   Preferred shares - 10,000,000 shares authorized; 3,677
         shares issued and outstanding,                                                         3,310                   3,310
   Common shares -- $.01 par value, 75,000,000 shares authorized;
         51,475,511 and 51,331,615 shares issued; 31,343,978 and 46,477,615
         shares outstanding, respectively                                                         515                     513
   Capital in excess of par value                                                             113,459                 113,289
   Accumulated other comprehensive losses                                                        (118)                    (76)
   Accumulated deficit                                                                        (88,843)              ( 101,445)
   Treasury stock, at cost, 20,131,533 and 4,854,000 shares, respectively                     (13,192)                 (3,028)
                                                                                            -----------------       ---------------
     Total shareholders' equity                                                                15,131                  12,563
                                                                                            -----------------       ---------------
           Total Liabilities and Shareholders' Equity                                       $ 119,006              $  63,511
                                                                                            =================       ===============


 The accompanying notes are an integral part of the consolidated financial statements.




                      EMERSON RADIO CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
      For The Years Ended March 31, 2001, March 31, 2000 and April 2, 1999
                        (In thousands, except share data)
                                                                                            Accumulated   Unrealized
                                            Common Shares Issued               Capital        Other          Loss        Total
                                  Preferred    Number     Par     Treasury   In excess of  Comprehensive  Accumulated  Shareholders
                                   Stock     of Shares    Value    Stock     Par Value       Losses        Deficit       Equity
                                  --------- -----------  -------  --------  ------------   ------------   ------------  ------------

Balance-April 3, 1998             $ 4,713    51,044,730  $ 510     $ --      $ 113,201       $  197       $ (104,673)   $ 13,948

   Issuance of common stock
      upon conversion of
      preferred stock                 (90)      286,885      3                      87
    Purchase of treasury stock
                                                                  (1,907)                                                 (1,907)
    Purchase of preferred stock    (1,280)
                                                                                                                (407)     (1,687)
    Preferred stock dividends
      Declared                                                                                                  (171)       (171)

   Comprehensive income:
        Net income for the year                                                                                  289         289
        Currency translation
           adjustment                                                                          (275)                        (275)
                                                                                                                         ---------
        Comprehensive income                                                                                                  14
                                  ---------  ----------   -----  -----------  ---------     ----------      ---------    ---------
Balance - April 2, 1999             3,343    51,331,615    513    (1,907)       113,288          (78)       (104,962)     10,197
    Purchase of treasury stock
                                                                  (1,121)                                                 (1,121)
    Purchase of preferred stock       (33)                                            1                                      (32)

    Preferred stock dividends
      Declared
                                                                                                                (103)       (103)
   Comprehensive income:
        Net income for the year                                                                                3,620       3,620
        Currency translation
           adjustment                                                                              2                           2
                                                                                                                           -------
        Comprehensive income                                                                                               3,622
                                  ---------  ----------   -----  -----------    --------     ----------    ----------    ---------
Balance - March 31, 2000           3,310     51,331,615    513     (3,028)      113,289          (76)       (101,445)     12,563

    Purchase of treasury stock                                    (10,164)                                               (10,164)
    Exercise  of  stock  options
        and warrants                            143,896      2                      170                                      172
    Preferred stock dividends
      Declared                                                                                                  ( 51)       ( 51)
   Comprehensive income:
        Net income for the year                                                                               12,653      12,653
        Currency translation adjustment                                                           (5)                         (5)
         Unrealized loss
                                                                                                 (37)                        (37)
         Comprehensive income                                                                                             --------
                                                                                                                          12,611
                                ---------    ----------  ------  ---------    ---------      --------      ----------   ----------
Balance - March 31, 2001         $ 3,310     51,475,511    515   $(13,192)    $ 113,459      $  (118)      $ (88,843)   $ 15,131
                                =========    ==========  ======  =========    =========      ========      ==========   ==========
        The accompanying notes are an integral part of the consolidated financial statements.



                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      For The Years Ended March 31, 2001, March 31, 2000, and April 2, 1999
                                 (In thousands)
                                                                              2001                   2000                  1999
                                                                       ------------------    -------------------     ---------------
Cash Flows from Operating Activities:
   Net income                                                           $     12,653           $     3,620            $      289
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Minority interest                                                       (2,284)                   --                    --
      Depreciation and amortization                                            2,729                 1,306                 1,245
      Equity in earnings of affiliate                                          1,476                  (277)               (1,499)
      Write-down of investment in joint venture                                 --                     153                   900
      Loss on marketable securities                                             --                     149                 1,298
      Asset valuation and loss reserves                                         (284)                  626               ( 1,375)
      Other                                                                      (42)                    2                  (275)
      Changes in assets and liabilities, net of acquisition of  SSG:
         Accounts receivable                                                   3,966                   917                   160
         Other receivables                                                     3,534                 2,755                  (308)
         Inventories                                                          (9,463)               (2,970)                1,021
         Prepaid expenses and other current assets                               (74)                  186                  (460)
         Other assets                                                             84                   493                   699
         Accounts payable and other current liabilities                       (2,876)                 (328)                3,382
         Income taxes payable                                                    346                  (265)                  209
                                                                       ------------------     ------------------     ---------------
Net cash provided by operations                                                9,765                 6,367                 5,286
                                                                       ------------------     ------------------     ---------------

Cash Flows from Investing Activities:
   Purchase of SSG, net of cash acquired of $1,271                            (2,378)                  --                    --
   Proceeds from (investment in) marketable securities                           --                   552                (2,036)
   Investment in affiliates                                                      --                  (841)                  (91)
   Additions to property and equipment                                          (110)                (462)                 (413)
   Distributions from joint venture                                              --                   213                   241
                                                                       ------------------     ------------------     ---------------
Net cash (used) provided by investing activities                              (2,488)                (538)               (2,299)
                                                                       ------------------     ------------------     ---------------

Cash Flows from Financing Activities:
   Net borrowings under line of credit   facility                              2,180                  698                 2,216
   Long-term borrowings (retirement)                                             (37)                  47                   (35)
   Payment of  dividend on preferred stock                                       (13)                 (26)                 (407)
   Purchase of preferred and common stock                                   ( 10,164)              (1,153)               (3,187)
   Exercise of stock options and warrants                                        172
   Other                                                                          33                   44                   (82)
                                                                       ------------------     ------------------     ---------------
Net cash used by financing activities                                         (7,829)                 (390)              (1,495)
                                                                       ------------------     ------------------     ---------------
Net increase (decrease) in cash and cash equivalents                          (  552)                5,439                 1,492
Cash and cash equivalents at beginning of year                                 8,539                 3,100                 1,608
                                                                       ------------------     ------------------     ---------------
Cash and cash equivalents at end of year                               $       7,987          $      8,539            $    3,100
                                                                       ==================     ==================     ===============
Supplemental disclosure of cash flow information:
  Cash paid for interest                                               $       4,102            $    2,137            $    2,109

                                                                       ==================     ==================     ===============
  Cash paid for income taxes                                           $        784           $         11            $       32
                                                                       ==================     ==================     ===============

                            The accompanying notes are an integral part of the consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


Note 1 -- Significant Accounting Policies:

Background and Basis of Presentation

          The consolidated financial statements include the accounts of Emerson Radio Corp. ("Emerson", consolidated - the "Company") and its majority-owned subsidiaries, including SSG. All significant intercompany transactions and balances have been eliminated.

          The Company operates in two business segments: consumer electronics and sporting goods. The consumer electronics segment, designs, sources, imports and markets a variety of consumer electronic products and licenses the "EMERSON" trademark for a variety of products domestically and internationally to certain licensees. The sporting goods segment, which is operated through Emerson's 50.1% ownership of Sport Supply Group, Inc. ("SSG"), manufactures and markets sports related equipment and leisure products to institutional customers in the United States.

          Prior to March 23, 2001, Emerson accounted for its investment in SSG using the equity method of accounting. On March 23, 2001, Emerson obtained a controlling interest in SSG and is accounting for this interest as a partial purchase to the extent of the change in control. The assets and liabilities of SSG have been revalued to fair value to the extent of Emerson's 50.1% interest in SSG. The Company's 50.1% interest in the fair value of identifiable assets acquired less liabilities assumed exceeded the Company's investment in SSG by $1.9 million and has been recorded as a reduction of acquired goodwill to be amortized using the straight-line method over 20 years. SSG's results of operations and the minority interest related to those results have been included in the Company's results of operations as though it had been acquired at the beginning of the year ended March 31, 2001.

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

Fair Values of Financial Instruments

          The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The carrying amounts of bank debt approximate this fair value due to their variable rate interest features. The fair value of the preferred stock is based on the fair value of the common stock into which the preferred stock is convertible. The carrying value of the debentures approximate fair value.

Investments

          The Company determines the appropriate classifications of securities at the time of purchase. The investments held by the Company at March 31, 2001 and 2000 were classified as "available-for-sale securities", and are included in prepaid expenses and other current assets. Realized gains and losses are reported separately as a component of income. Declines in the market value of securities deemed to be other than temporary are included in earnings.

Concentrations of Credit Risk

          Certain financial instruments potentially subject the Company to concentrations of credit risk. Accounts receivable for the consumer electronics segment represent sales to retailers and distributors of consumer electronics throughout the United States and Canada. Accounts receivable for the sporting goods segment represent sales to all levels of public and private schools, colleges, universities, and military academies, municipal and governmental agencies, military facilities, churches, clubs, camps, hospitals, youth sports leagues, non-profit organizations, team dealers and certain large retail sporting goods chains. The Company periodically performs credit evaluations of its customers but generally does not require collateral. The Company provides for any anticipated credit losses in the financial statements based upon management's estimates and ongoing reviews of recorded allowances.

Depreciation, Amortization and Valuation of Property and Intangibles

          Property and equipment, stated at cost, are being depreciated by the straight-line method over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The cost of maintenance and repairs is charged to expense as incurred. Significant renewals and betterments are capitalized and depreciated over the remaining estimated useful lives of the related assets.

          Depreciation of property, plant and equipment is provided by the straight-line method as follows:

     Buildings                                         Thirty to forty years
     Machinery and Equipment                           Five years to ten years
     Computer Equipment and Software                   Three years to ten years
     Furniture & Fixtures and Office Equipment         Five years to seven years

Intangible Assets

          Goodwill and other intangible assets relates to acquisitions. Trademarks and servicemarks relate to costs incurred in connection with the licensing agreements for the use of certain trademarks and service marks in conjunction with the sale of our products. Other items classified as goodwill and other intangible assets consist of patents, websites, customer base, and workforce.

          Amortization of intangible assets is provided by the straight-line method as follows:

Cost in excess of identifiable net assets acquired   Principally thirty to forty
years

  Trademarks and servicemarks                              Five to forty years
  Patents                                                  Seven to eleven years

          Management periodically assesses the recoverability of the carrying value of intangible assets. The carrying value of intangible assets would be reduced to fair value if it is probable that management's best estimate of future operating income before amortization of identifiable assets will be less than the carrying value over the remaining amortization period.

Revenue Recognition

          Revenues are recognized upon shipment of inventory and an estimate against revenues for possible returns based upon historical return rates is recorded. Subject to certain limitations, customers have the right to return a product within a set period if they are not completely satisfied. The Company believes sales are final upon shipment of inventory.

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

Advertising and Deferred Catalog Expenses

          Advertising expenses are charged to operations as incurred, except for production costs related to direct-response advertising activities, which are capitalized. Direct response advertising pertains to the sporting goods segment of the Company, which consists primarily of catalogs. Production costs, primarily printing and postage, associated with catalogs are amortized using the straight-line method over twelve months which approximates average usage of the catalogs produced.

Advertising expenses for the fiscal 2001, 2000 and 1999 were approximately $7,347,000, $3,077,000, and $1,459,000, respectively.

Internet Expenses

          We expense the operating and development costs of our Internet websites as incurred.

Income Taxes

          Deferred tax assets and liabilities are determined annually based upon the estimated future tax effects of the differences in the tax bases of existing assets and liabilities and the related financial statement carrying amounts, using currently enacted tax laws and rates.

Net Earnings Per Common Share

          Net earnings per share of common share are based upon the weighted average number of common and common equivalent shares outstanding. Outstanding stock options are treated as common stock equivalents when dilution results from their assumed exercise.

Stock- Based Compensation

          The Company and its subsidiaries have chosen to account for stock-based compensation plans using the intrinsic value method. Accordingly, the compensation cost for stock options is measured as the excess, if any, of the quoted market prices of the respective stock at the date of grant over the amount an employee must pay to acquire the stock. See Note 9.

Recent Pronouncements

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, which the Company adopted during fiscal 2001. SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in derivatives that are not hedges are adjusted to fair value through income. Changes in derivatives that meet the Statement's hedge criteria will either be offset through income, or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of SFAS 133 for fiscal 2001 did not have any impact on our financial condition, results of operations or cash flows.

          In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company adopted SAB No. 101 in the fourth quarter of fiscal 2001. SAB No. 101 requires the Company to report its estimated sales return on a gross basis rather than on a previously utilized net basis. SAB No. 101 required prior year reclassifications to conform with the new presentation, which resulted in offsetting reclassifications in net revenues and cost of sales, but did not impact the operating income as reported on the Consolidated Statements of Operations. Accordingly, for fiscal 2001, fiscal 2000, and fiscal 1999, net revenues were increased by $1.3 million, decreased by $1.3 million, and increased by $1.8 million, respectively.

          During fiscal 2001, the Company adopted the provisions of EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". Prior to fiscal 2001, SSG netted shipping fees against shipping costs. The net difference was included in cost of sales in the consolidated statements of operations. The provisions of EITF 00-10 provide that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. Accordingly, for fiscal 2001, approximately $5.6 million of shipping and handling fees was reclassified in the consolidated statement of operations. The fiscal 2000 and fiscal 1999 were not restated because EITF 00-10 only affected the sporting goods segment which was not included in the consolidated statement of operations for fiscal 2000 or fiscal 1999.

Change in Accounting Period


          For the fiscal years 1999 and 2000, the Company's financial reporting year ended on the Friday closest to March 31. In fiscal 2001, the Company changed its financial reporting year to end on March 31.

Note 2 - Inventories:

          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out for the consumer electronics segment and for the sporting goods segment, weighted-average cost methods for items manufactured and weighted-average cost for items purchased for resale. As of March 31, 2001 and 2000, inventories consisted of the following:

                                           March 31, 2001       March 31, 2000
                                           -----------------    ----------------
                                                   (In thousands)

Raw materials                              $     3,728           $      --
Work-in-process                                    377                  --
Finished                                        42,643               14,963
                                           -------------         ---------------
                                                46,748               14,963
Less inventory allowances                       (2,271)                (579)
                                           -------------         ---------------
                                            $   44,477            $  14,384
                                           =============         ===============

Note 3 - Acquisition of Affiliate:

          As of March 31, 2001 and 2000,  Emerson owned  4,463,223 and 2,386,000
(50.1% and 32.8% of the issued and outstanding) shares of common stock of SSG, respectively. Accordingly, for fiscal 2001 Emerson accounted for its investment in SSG by consolidating SSG under purchase method of accounting, while for fiscal 2000 and fiscal 1999, Emerson accounted for its investment in SSG under the equity method.

          Pro-forma   results  of  operations   for  Emerson,   reflecting   the
consolidation with SSG for the fiscal year ended March 31, 2000 are as follows (in thousands, except per share data):

                                                      For the 12 Months
                                                            Ended
                                                        March 31, 2000
                                                    -----------------------
                                                         (Unaudited)
       Net revenues - pro forma                     $      320,222
       Cost of sales - pro forma                           255,472
       Net income  - pro forma                               3,620
       Net income per common share - basic and
            diluted - pro forma                     $          .07


          For fiscal 2000, the investment in and results of operations of SSG were accounted for by the equity method. Summarized financial information derived from the annual and quarterly financial reports as filed with the Securities and Exchange Commission for fiscal 2000 are as follows (in thousands):


                                                March 31, 2000     April 2, 1999
                                                --------------     -------------
                                                 (Unaudited)        (Unaudited)

       Current assets                       $       50,488         $    44,322
       Property, plant and equipment and
         other assets                               30,158              30,252
       Current liabilities                          38,450              14,965
       Long-term debt                                  252              19,045
       Stockholders  Equity                         41,945              40,563


                                          For the 12 Months    For the 12 Months
                                               Ended                  Ended
                                            March 31, 2000      April 2, 1999
                                        --------------------   -----------------
                                           (Unaudited)         (Unaudited)
       Net sales                        $   116,521            $   100,953
       Gross profit                          37,919                 39,090
       Net income                             2,083                  5,454


          Effective March 1997, the Company entered into a Management Services Agreement with SSG, under which SSG provides various managerial and administrative services to the Company for a fee. For the fiscal years 2001, 2000, and 1999, SSG billed Emerson pursuant to the management services agreement fees of $401,000, $488,000, and $636,000, respectively. Management believes that the transactions under the management services agreement are reflective of arms length transactions.

Note 4 - Property, Plant, and Equipment

          As of March 31, 2001 and 2000, property, plant, and equipment is comprised of the following:

                                                            2001          2000
                                                        -----------    ---------
                                                              (In thousands)

      Land                                              $        9   $    --
      Buildings                                              1,024        --
      Computer Equipment & Software                         10,948       2,306
      Furniture and fixtures.  . . . . . . . . . . . .       1,570       1,249
      Machinery and equipment . . . . . . . . . . . .        2,465         614
      Leasehold improvements . . . . . . . . . . . . .         296         267
                                                        -----------   ----------
                                                            16,312       4,436
      Less accumulated depreciation and amortization .       3,594       3,402
                                                        -----------   ----------
                                                        $   12,718    $  1,034
                                                        ===========   ==========

          Depreciation and amortization of property, plant, and equipment amounted to $2,729,000, $638,700, and $583,000 for the years ended March 31, 2001, March 31, 2000, and April 2, 1999, respectively.


Note 5 - Short-Term Borrowings:

     Emerson has an existing Loan and Security Agreement (the "Loan and Security Agreement"), which includes a senior secured credit facility in the amount of $10 million with a U.S. financial institution. The facility provides for revolving loans and letters of credit, subject to individual maximums which, in the aggregate, cannot exceed the lesser of $10 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. Amounts outstanding under the senior credit facility are secured by
(i) substantially all of Emerson's U.S. and Canadian assets except for trademarks, which are subject to a negative pledge covenant, and (ii) a portion of its investment in SSG. At March 31, 2001 and 2000, the weighted average interest rate on the outstanding borrowings was 10.42% and 9.36%, respectively. The interest rate charged on this facility is the prime rate of interest plus 1.25%. Pursuant to the Loan and Security Agreement, the Company is restricted from, among other things, paying cash dividends (other than on the Series A Preferred Stock), redeeming stock in certain instances, and entering into certain transactions without the lender's prior consent and is required to maintain certain net worth levels. An event of default under the credit facility would trigger a default under the Company's 8-1/2% Senior Subordinated Convertible Debentures Due 2002. As of March 31, 2000, approximately $2.9 million was outstanding under this facility. At March 31, 2001 and 2000, no letters of credit for inventory purchases were issued. At March 31, 2001 the carrying value of the credit facility approximates its fair value.

Note 6 - Long-Term Borrowings:


          As of March 31, 2001 and 2000, long-term borrowings consisted of the following:

                                                        2001             2000
                                                    ------------     -----------
                                                              (In thousands)
8-1/2% Senior Subordinated Convertible
  Debentures Due 2002                                  $ 20,750        $ 20,750
Notes payable under revolving line of credit             17,088            --
Equipment notes and other                                   558             238
                                                    ------------     -----------
                                                         38,396          20,988
Less current maturities                                     139              97
                                                    ------------     -----------
        Long-term debt and notes payable               $ 38,257        $ 20,891
                                                    ============     ===========

          The Senior Subordinated Convertible Debentures Due 2002 ("Debentures") were issued by Emerson in August 1995. The Debentures bear interest at the rate of 8-1/2% per annum, payable quarterly, and mature on August 15, 2002. The Debentures are convertible into shares of the Company's common stock at any time prior to redemption or maturity at an initial conversion price of $3.9875 per share, subject to adjustment under certain circumstances. The Debentures are presently redeemable in whole or in part at the Company's option at a redemption price of 102% of principal, decreasing by 1% per year until maturity. The Debentures are subordinated to all existing and future senior indebtedness (as defined in the Indenture governing the Debentures). The Debentures restrict, among other things, the amount of senior indebtedness and other indebtedness that the Company, and, in certain instances, its consolidated subsidiaries, may incur. Each holder of Debentures has the right to cause the Company to redeem the Debentures if certain designated events (as defined) should occur. The Debentures are subject to certain restrictions on transfer, although the Company has registered the offer and sale of the Debentures and the underlying common stock. At March 31, 2001 the carrying value of the debentures approximated fair value.

          Notes payable under a revolving line of credit (Revolver) were issued by SSG in March 2001, replacing a prior facility. The facility provides for a three-year $25 million revolving line of credit, and provides for revolving loans and is subject to individual maximums which, in the aggregate, cannot exceed the lesser of $25 million or a "Borrowing Base" amount based upon specified percentages of eligible accounts receivables and inventories. Amounts outstanding under the senior credit facility are secured by substantially all the assets of the Sport Supply Group, Inc. and subsidiaries. At March 31, 2001, the weighted average interest rate on the outstanding borrowings was 8.5%. The interest rate charged under this facility at March 31, 2001 was the prime rate of interest plus .5%. Pursuant to the Loan and Security Agreement, the Company is restricted from, among other things, paying cash dividends, and entering into certain transactions without the lender's prior consent. At March 31, 2001 the carrying value of the note payable approximates its fair value.

          Maturities of long-term borrowings as of March 31, 2001, by fiscal year and in the aggregate are as follows (in thousands):

2002                                           $    139
2003                                             20,955
2004                                             17,203
2005                                                 74
2006                                                 25
Thereafter                                            0
                                       ------------------
     Total                                       38,396
Less current portion                               (139)
                                       ------------------
     Total long term portion             $       38,257
                                       ==================

Note 7 - Income Taxes:


          The income tax (benefit) provision for the years ended March 31, 2001, March 31, 2000, and April 2, 1999 consisted of the following:


                                      2001                2000            1999
                                  --------------    ---------------    ---------
Current:                                             (In thousands)
Federal                            $  475            $    47            $  --
Foreign, state and other              848               (624)               207
Deferred federal                   (2,267)                --               --
                                  --------------    ---------------    ---------
                                   $ (944)           $  (577)           $   207
                                  ==============    ===============    =========

          The Company, with the exception of SSG, files a consolidated federal and certain state and local income tax returns.

          The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory U.S. rate of 34% to income before income taxes for the years ended March 31, 2001, March 31, 2000, and April 2, 1999 are analyzed below:



                                                   2001                2000               1999
                                              ---------------    ----------------    ---------------
                                                                  (In thousands)
  Statutory provision                         $    3,981          $   1,035           $      169
  Decrease in valuation allowance                 (5,246)            (1,306)                (207)
  Foreign income taxes                               478               (642)                 207
  State taxes                                        723                183                   30
  Minority interest                               (1,211)               -                      -
  Alternative minimum tax                            305                 47                    -
  Other, net                                          26                106                    8
                                              ---------------    ----------------    ---------------
  Total income tax (benefit)
    provision                                 $     (944)         $    (577)          $      207
                                              ===============    ================    ===============


          Emerson Radio (Hong Kong) Ltd., was assessed $858,000 by the Hong Kong Inland Revenue Department (the "IRD") in May 1998. The assessment related to the fiscal 1993 through fiscal 1998 tax years and asserted that certain revenues reported as non-taxable by Emerson Radio (Hong Kong) Ltd. were subject to a profits tax. In fiscal 1999, the Company accrued $256,000 equaling its compromise offer, and in June 1999, the IRD accepted the offer in which the Company and the IRD settled, without prejudice, the assessment for $256,000.

          Emerson Radio (Hong Kong) Ltd. was also in litigation with the IRD regarding the deductibility of certain expenses that related to the fiscal 1992 through fiscal 1999 tax years. In December 1999, the Company received a favorable ruling from the Hong Kong Court of Final Appeals regarding this matter and a tax credit of $619,000 was recorded in the Company's financial results for Fiscal 2000.

          As of March 31, 2001 and 2000, the significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                                2001                2000
                                                                            --------------      -----------
                                                                                     (In thousands)
  Deferred tax assets:
      Accounts receivable reserves                                          $   5,345            $   5,243
        Inventory reserves                                                      1,359                  235
      Net operating loss carryforwards                                         28,066               29,717
      Other                                                                     1,311                  491
                                                                           --------------      --------------
            Total deferred tax assets                                          36,081               35,686
        Valuation allowance for deferred tax assets                           (26,452)             (33,844)
                                                                            --------------      --------------
            Net deferred tax assets                                             9,629                1,842
  Deferred tax liabilities:
      Intangible assets                                                        (2,921)                --
      Investment in affiliate                                                    (969)              (1,479)
      Other                                                                      (239)                (363)
                                                                            --------------      --------------
            Net deferred taxes                                               $  5,500            $     --
                                                                            ==============      ==============


          Total deferred tax assets for the consumer electronics segment at March 31, 2001 and 2000 include the tax-effected net operating loss carryforwards subject to annual limitations (as discussed below) and tax-effected deductible temporary differences. A valuation reserve has been established for the consumer electronics segment against any expected future benefits as management believes it is not more likely than not that such benefit will be realized in the future.

          The sporting goods segment has net operating loss carryforwards that can be used to offset future taxable income and can be carried forward for 15 to 20 years. No valuation allowance has been recorded for the deferred tax assets because management believes it is more likely than not such assets will be realized by future profitable operating results.

          Income  of  foreign   subsidiaries   before   taxes  was   $7,486,000,
$1,578,000,  and $1,492,000 for the years ended March 31, 2001,  March 31, 2000, and April 2, 1999, respectively.

          As of March 31, 2001, the Company had a federal net operating loss carryforward of approximately $115,500,000, which will expire in 2006 through 2019. The utilization of these net operating losses are subject to limitations under IRC section 382. In addition, SSG has federal net operating loss carryforwards of approximately $20,044,000, which will expire in the years 2011 through 2021.

Note 8 -- Commitments and Contingencies:


Leases:

          The Company leases warehouse and office space with annual commitments as follows (in thousands):

                            Fiscal Years                      Amount
                                2002                        $  2,768
                                2003                           2,513
                                2004                           1,590
                                2005                             960
                                2006                              12

          Rent expense, net of rental income, aggregated $3,064,000, $1,326,000, and $1,304,000 for fiscal 2001, 2000, and 1999, respectively.


Letters of Credit:

          There were no letters of credit outstanding under the Loan and Security Agreement (See Note 5) as of March 31, 2001, or 2000. The Company's Hong Kong subsidiary also currently maintains various credit facilities aggregating $40.0 million with a bank in Hong Kong subject to annual review consisting of the following: (i) a $5.0 million credit facility which is generally used for letters of credit for inventory purchases, and (ii) a $35 million credit facility with seasonal over - advances, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit with the Company's largest customer. At March 31, 2001, the Company's Hong Kong subsidiary had pledged $1.75 million in certificates of deposit to this bank to assure the availability of the $5.0 million credit facility. At March 31, 2001, there were $3,801,000 and $7,279,000 of letters of credit outstanding under these credit facilities, respectively.

Purchase Contracts:

          The Company has a contractual agreement with one supplier to provide future raw materials totaling approximately $240,000.

Note 9 - Stock Based Compensation:

Consumer Electronics Segment:

          In  July  1994,   Emerson   adopted  a  Stock   Compensation   Program
("Program"). The maximum aggregate number of shares of common stock available pursuant to the Program is 2,000,000 shares and the Program is comprised of four parts - the Incentive Stock Option Plan, the Supplemental Stock

Option Plan, the Stock Appreciation Rights Plan and the Stock Bonus Plan. A summary of transactions during the last three years is as follows:


                                                                                      Exercise Price or
                                                             Number of                  Weighted Avg.
                                                               Shares                       Price
                                                         -------------------       ------------------------

Outstanding - April 3, 1998                                     1,017,000             $       1.06
     Granted                                                       23,000                     1.00
                                                         -------------------       ------------------------
Outstanding - April 2, 1999                                      1,040,000                    1.06
     Granted                                                       300,000                    1.00
     Canceled                                                      (18,000)                   1.00
                                                         -------------------       ------------------------
Outstanding - March 31, 2000                                     1,322,000                    1.05
     Granted                                                       248,000                    1.00
     Exercised                                                     (75,000)                   1.00
     Canceled                                                      (11,666)                   1.00
                                                         -------------------       ------------------------
Outstanding  - March 31, 2001                                    1,483,334                $   1.04
                                                         ===================       ========================


          Subject to the terms set forth in each option agreement, generally, the term of each option is ten years, except for options issued to any person who owns more than 10% of the voting power of all classes of capital stock, for which the term is five years. Options may not be exercised during the first year after the date of the grant. Thereafter, each option becomes exercisable on a pro rata basis on each of the first through third anniversaries of the date of the grant. The exercise price of options granted must be equal to, or greater than the fair market value of the shares on the date of the grant, except that the option price with respect to an option granted to any person who owns more than 10% of the voting power of all classes of capital stock shall not be less than 110% of the fair market value of the shares on the date of the grant. As of March 31, 2001, there were a total of 1,483,334 options outstanding with exercise prices ranging from $1.00 per share to $1.10 per share. As of March 31, 2001, 1,052,002 of the total options outstanding were fully vested with 431,332 options vesting through July 2003. At March 31, 2001, March 31, 2000, and April 2, 1999, the weighted average exercise price of exercisable options under the Program was $1.05, $1.06, and $1.06, respectively.

          In October 1994, Emerson's Board of Directors adopted, and the stockholders subsequently approved, the 1994 Non-Employee Director Stock Option Plan. The maximum number of shares of Common Stock available under such plan is 300,000 shares. A summary of transactions under the plan for the three years ending March 31, 2001 is as follows:

                                                               Exercise Price or
                                          Number of               Weighted Avg.
                                            Shares                  Price
                                         ----------------   --------------------

Outstanding -April 3, 1998 and April 2,
       1999                                   150,000             $    1.00
     Canceled                                 (50,000)                 1.00
                                         ----------------       ----------------
Outstanding - March 31, 2000                  100,000                  1.00
     Granted                                   75,000                  1.00
                                         ----------------       ----------------
Outstanding - March 31, 2001                  175,000             $    1.00
                                         ================       ================

          All options granted under the stock option plan during the fiscal years ending April 2, 1999, March 31, 2000, and March 31, 2001 were at exercise prices equal to or greater than the fair market value of Emerson's stock on the date of the grant.

          As of March 31, 2001, there were a total of 175,000 options outstanding with exercise prices at $1.00 per share. As of March 31, 2001, 100,000 of the total options outstanding were fully vested with 75,000 options vesting through July 2003.

          The provisions for the 1994 Non-Employee Director Stock Option Plan for exercise price, term and vesting schedule are the same as noted above for the Stock Compensation Program.

Sporting Goods Segment:

          SSG has a stock option plan that provides up to 2,000,000 shares of common stock for awards of incentive and non-qualified stock options to directors and employees (the "SSG Plan"). Under the SSG Plan, the exercise price of options will not be less than: the fair market value of the common stock at the date of grant; or not less than 110% of the fair market value for incentive stock options granted to certain employees, as more fully described in the Amended and Restated Stock Option Plan. Options expire ten years from the grant date, or five years from the grant date for incentive stock options granted to certain employees, or such earlier date as determined by the Board of Directors of SSG (or a Stock Option Committee comprised of members of the Board of Directors).

          A summary of transactions under the SSG Plan for the fiscal year ending March 31, 2001 is as follows:

                                                                                      Exercise Price or
                                                             Number of                  Weighted Avg.
                                                               Shares                       Price
                                                         -------------------       ------------------------
Outstanding - March 31, 2000                                  1,097,199                $      7.76
     Granted                                                      9,375                       1.46
     Canceled                                                  (199,645)                      7.95
                                                         -------------------       ------------------------
Outstanding - March 31, 2001                                    906,929                $      7.65
                                                         ===================       ========================


     All options granted under the SSG Plan during the fiscal year ending March 31, 2001 were at exercise prices equal to or greater than the fair market value of SSG's stock on the date of the grant.

     As of March 31, 2001, there were a total of 1,006,929 options (including non-plan options) outstanding with exercise prices ranging from $1.38 per share to $9.44 per share. As of March 31, 2001, 921,094 of the total options outstanding were fully vested with 85,835 options vesting through November 2002. As of March 31, 2001, the weighted average exercise price of exercisable options under the SSG Plan was $7.59.

Consumer Electronics and Sporting Good Segments:

     The weighted average fair values of employee stock options granted under the Emerson plan in fiscal 2001, 2000 and 1999 are $0.84, $0.35 and $0.25, respectively. The fair values were estimated using the following assumptions and the Black-Scholes option valuation model:

                                      2001             2000          1999
                                  --------------    -----------    ----------
Risk-free interest rate             5.29%            5.00%              5.00%
Expected life                     10 years          10 years           10 years
Expected volatility                  .99              .57                 .15
Expected dividend yield             0.00%            0.00%               0.00%

     For fiscal 2001 , SSG's fair values were  calculated  using the  following:
(i) a risk free interest rate of 4.29%; (ii) a weighted average expected life of 3 years; (iii) an expected volatility of 55%; and (iv) a dividend yield of 0.00%. The weighted average fair value of employee stock options granted for the SSG Plan in fiscal 2001 was $0.59.

     Emerson and SSG have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees: ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on date of grant, no compensation expense is recognized. Emerson and SSG have adopted the disclosure-only provisions under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). For the purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information for fiscal 2001, 2000 and 1999 follows:


                      EMERSON RADIO CORP. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                 March 31, 2001


                                     2001              2000           1999
                                 ---------         -----------      --------
Net income: (in thousands)
     As reported                 $12,653           $  3,620           $ 289
     Pro forma                   $12,058           $  3,601           $ 264
Net income (loss) per common
     share:
     Basic - as reported         $   .36           $    .07           $(.01)

     Basic - pro forma           $   .34           $    .07           $(.01)

     Diluted - as reported       $   .33           $    .07           $(.01)

     Diluted - pro forma         $   .31           $    .07           $(.01)


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Emerson's and SSG's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


Note 10 - Shareholder's Equity:

Common Shares:

     Authorized common shares consists of 75,000,000 shares of common shares, par value $.01 per share, of which 31,343,978 shares were outstanding and 20,131,533 shares were held in treasury at March 31, 2001, and 46,477,615 shares were outstanding and 4,854,000 shares were held in treasury at March 31, 2000.

Common Stock Repurchase Program:

     In May 1998, the Company modified its existing stock repurchase program to permit the repurchase of up to $2 million of common shares, from time to time, in the open market. Pursuant to this plan, the Company repurchased 3,503,400 shares in Fiscal 1999 for $ 1,907,000, completing the repurchase program. The Board authorized a second repurchase program in January 2000 for an additional 5 million shares. In fiscal 2001 the Company repurchased 100,000 shares for $75,000, and for fiscal 2000, repurchased 1,350,600 shares for $1,121,000, pursuant to this program. The shares repurchased during Fiscal 2001 and Fiscal 2000 were funded by working capital.

Additional Common Stock Repurchases:

     On May 25, 2000, the Company entered into a Termination, Settlement, Redemption and Option Agreement, (the "Agreement") with Geoffrey P. Jurick, its Chairman, Chief Executive Officer and President, and two of Mr. Jurick's institutional creditors, resolving outstanding litigation between Mr. Jurick and two of his three outside creditors. In accordance with the Agreement, the Company, on May 25, 2000, purchased 7.0 million shares of Common Stock from the two institutional creditors for $6.0 million. The purchase price was paid by the Company using cash generated from operations. In addition, under the terms of the Agreement, the Company was granted a one year option to purchase from the two institutional creditors the remaining 4.1 million shares of Common Stock owned by them for approximately $5.5 million (the "Option Purchase Price"). The option term may be extended by the Company for one additional year upon making a non-refundable payment of $550,000 to the two institutions and for a second additional year upon making a payment of $2,550,000, of which $1.9 million will be credited against the Option Purchase Price. On May 25, 2001, the Company extended the option term for one additional year by making a $550,000 payment. On July 31, 2000, the Company purchased 8,177,533 shares of Common Stock for approximately $4.1 million. The Company used cash generated from operations and required no additional borrowings to complete the transaction.

     In the event that the Company or its assignees do not purchase the approximately 4.1 million shares of Common Stock owned by such institutions, these institutions will continue to have claims against Mr. Jurick. Implementation of the termination of the Settlement Agreement with Mr. Jurick's remaining creditor (by settlement or court order) has not been finalized.

Series A Convertible Preferred Stock:

     The Company has issued and outstanding 3,677 shares of Series A Convertible Preferred Stock, ("Preferred Stock") $.01 par value, with a face value of $3,677,000 and an estimated fair market value of approximately $3,986,000. The Preferred Stock is non-voting and convertible into Common Stock through March 31, 2002, at a price per share of Common Stock equal to 80% of the defined average market value of a share of Common Stock on the date of conversion. The Preferred Stock bears dividends, on a cumulative basis currently at 1.4% through March 31, 2001. No further dividends are accruable under the Preferred Stock. At March 31, 2001, the Company is in compliance with the default provisions and currently owes dividends in arrears of $977,000.

     During the year ended March 31, 2001, there were no conversions of the Company's Series A Preferred Stock. For the year ended March 31, 2000, the Company repurchased 37 shares of its Series A Preferred Stock. During the year ended April 2, 1999, the Company issued a total of 286,885 shares of the common stock, upon conversion of 100 shares of Series A Preferred Stock.

Warrants:

     The Company issued warrants on March 31, 1994 for the purchase of approximately 750,000 shares of Common Stock exercisable at $1.40 per share during fiscal 2001. During fiscal 2001, 68,896 warrants were exercised and converted into 68,896 shares of common stock. On March 31, 2001 approximately 680,000 warrants expired unexercised.

     During August 2000 warrants that were issued in August 1995 for the purchase of 500,000 shares of Common Stock at an exercise price of $3.9875 per share, all expired unexercised.

     On December 8, 2000 warrants that were issued in December 1995, for the purchase of 250,000 shares of Common Stock at an exercise price of $4.00 per share, all expired unexercised.

Note 11 -- Available-For-Sale Securities:

     Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity. Realized gains and losses, and declines in market value judged to be other-than-temporary, are included in earnings. During the fourth quarter of fiscal 1999, the Company recorded a loss of $1,298,000 in earnings for securities whose decline in value was deemed to be other-than-temporary. During fiscal 2000, the Company recorded a realized loss of $149,000 from the sale of securities for less than their carrying value. During fiscal 2001, no charges were made to the consolidated statement of operations for available-for-sale securities.

     The following is a summary of available-for-sale equity securities at March 31, 2001, March 31, 2000 and April 2, 1999 (in thousands):

                                      Gross              Gross         Estimated
                       Cost           Gains              Losses       Fair Value
                    ----------      -----------       ----------      ----------

March 31, 2001       $    41         $ --               $    37        $   4
March 31, 2000            37           --                    --           37
April 2, 1999          2,036           --                 1,298          738


Note 12 -- Net Earnings (Loss) per Share:

     The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended March 31, 2001, March 31, 2000, and April 2, 1999:

                                                    (In thousands, except per share amount)
                                               2001                   2000                  1999
                                          ---------------       ----------------     -----------------
Numerator:
Net income                                  $  12,653           $       3,620         $      289
Less: preferred stock dividends,
        and repurchase  Costs                      51                     103                578
                                          ---------------       ----------------     -----------------
Numerator for basic earnings
    (loss) per share - income available
    to common stockholders                     12,602                   3,517               (289)
Add back to effect assumed conversions:
    Preferred stock dividends                      51                     103                 --
                                          ---------------       ----------------     -----------------
Numerator for diluted earnings
    (loss)  per share                     $    12,653           $       3,620             $ (289)
                                           ==============        ===============     =================
Denominator:
Denominator for basic earnings
per share - weighted average shares            35,066                  47,632             49,398
Effect of dilutive securities:
   Preferred  shares                            3,066                   5,876                --
   Options                                        437                    --                  --
                                           ---------------       ---------------     -----------------
Denominator for diluted earnings
per share - weighted average
shares and assumed conversions
                                               38,569                 53,508              49,398
                                           ===============       ===============     =================
Basic income (loss) per share             $       .36           $        .07        $       (.01)
                                           ===============       ===============     =================
Diluted income (loss) per share           $       .33           $        .07        $       (.01)
                                           ===============       ===============     =================


     Options and warrants to purchase 2,899,000, and 2,667,000 shares of Common Stock were not included in computing diluted earnings per share for Fiscal 2000 and 1999, respectively, because the effect would be antidilutive.

     Preferred Stock convertible into 8,680,000 shares of Common Stock was not included in computing diluted earnings per share for Fiscal 1999 because the effect would be antidilutive.

     Senior Subordinated Debentures convertible into 5,204,000 shares of common stock if converted were not included in computing diluted earnings per share for Fiscal 2001, 2000, and 1999, because the effect would be antidilutive.

Note 13 -- License Agreements:

     Emerson has several license agreements in place that allow licensees to use the "EMERSON(R)" and H.H. Scott(R) trademarks for the manufacture and/or the sale of consumer electronics and other products. The license agreements cover various countries throughout the world and are subject to renewal at the initial expiration of the agreements. Additionally, Emerson has entered into several sourcing and inspection agreements that require Emerson to provide these services in exchange for a fee. License revenues recognized and earned in Fiscal 2001, 2000, and 1999 were $3,930,000, $3,143,000, and $3,633,000, respectively.
Emerson records licensing revenues as earned over the term of the related agreements.

     In October 2000, Emerson entered into a three-year license agreement ("Video License Agreement") with Funai Corporation, Inc., ("Funai") effective January 1, 2001 to replace a prior agreement with Daewoo Electronics Co. Ltd. ("Daewoo"). The Video License Agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the "EMERSON" trademark to customers in North America. Under the terms of the agreement, Emerson receives non-refundable minimum annual royalty payments of $4.3 million for calendar years 2001 and 2002, as well as 2003 unless terminated pursuant to the terms of the agreement. The minimums are credited against royalties earned for the sale of products. For Fiscal 2001, revenues of $1,075,000 were recorded under this License Agreement.

     Throughout various parts of the world, the Company maintains distribution and license agreements that provide for the distribution of the Company's products into defined geographic areas.

Note 14 -- Legal Proceedings:

     The Company is involved in legal proceedings and claims of various types in the ordinary course of business. While any such litigation to which the Company is a party contains an element of uncertainty, management presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Note 15 -- Business Segment Information and Major Customers:

     The Company's has two business segments, the consumer electronics business and the sporting goods segment. Operations in these business segments are summarized below by geographic area (in thousands):


                                                                Year Ended March 31, 2001
                                                                    U.S.         Foreign       Consolidated
                                                               ------------------------------------------------
Sales to unaffiliated customers - consumer
         electronics                                           $  255,272     $   9,077      $    264,349

Sales to unaffiliated customers - sporting
         Goods                                                    112,653           408           113,061
                                                               --------------------------------------------
     Total sales to unaffiliated customers                     $  367,925     $   9,485      $    377,410
                                                               ============================================
Income (loss) before income  taxes -
consumer electronics                                           $   17,380    $      (25)     $     17,355
Income (loss) before income  taxes -
sporting goods                                                     (5,646)          --             (5,646)
                                                               --------------------------------------------
     Total income (loss) before income taxes                   $   11,734    $      (25)     $     11,709
                                                               ============================================
 Identifiable assets - consumer electronics                    $   34,953    $    8,504      $     43,457

Identifiable assets - sporting goods                               75,549           --             75,549
                                                               --------------------------------------------
     Total identifiable assets                                 $  110,502    $    8,504      $    119,006
                                                               ============================================

                                                                         Year Ended March 31, 2000

                                                                    U.S.         Foreign       Consolidated
                                                               ------------------------------------------------

Sales to unaffiliated customers                                $  197,810     $   5,891      $    203,701
                                                               ================================================
Income (loss) before income
   Taxes                                                       $    3,075     $     (32)     $      3,043
                                                               ================================================
Identifiable assets                                            $   60,780     $   2,731      $     63,511
                                                               ================================================

                                                                          Year Ended April 2, 1999

                                                                    U.S.         Foreign       Consolidated

Sales to unaffiliated customers                                $  156,106     $   4,448       $   160,554
                                                               ================================================
Loss before income taxes                                       $      472     $      24       $       496
                                                               ================================================
Identifiable assets                                            $   50,974     $    3,421      $     54,395
                                                               ================================================



     Identifiable assets are those assets used in operations in each geographic area. In addition to operating assets, at March 31, 2001, March 31, 2000, and April 2, 1999, there were non-operating assets of $9,282,000, $8,297,000 and $8,348,000, respectively, located in foreign countries.

     The Company's net sales to one customer aggregated approximately 41%, 56% and 52% of consolidated net revenues for the years ended March 31, 2001, March 31, 2000, and April 2, 1999, respectively. The trade accounts receivable balance for this customer at March 31, 2001 was not material. The Company's net sales to another customer aggregated 14%, 21%, and 24% for the years ended March 31, 2001, March 31, 2000, and April 2, 1999, respectively. Trade accounts receivable from this customer were 10% of total trade receivables at March 31, 2001.

Note 16 - Quarterly Information (Unaudited):

     The following table sets forth certain information regarding the Company's results of operations for each full quarter within the fiscal years ended March 31, 2001 and March 31, 2000, with amounts in thousands, except for per share data. Due to rounding, quarterly amounts may not fully sum to yearly amounts.


                     (In thousands, except per share data).

                                            Fiscal 2001 (1)(2)                               Fiscal 2000 (2)
Consolidated Statement
of Operations                     1st Qtr    2nd Qtr    3rd Qtr    4th Qtr     1st Qtr    2nd Qtr    3rd Qtr    4th Qtr

Net revenues                    $ 113,318   $128,101    $79,916    $56,075     $44,129    $55,077    $60,507    $43,988

Operating income
                                    3,871      5,608      2,536      1,478         539      1,682      2,152        961

Net income
                                    3,045      5,118      3,708        782         415        855      1,127      1,223

Net income  per
  common share - basic               0.07       0.15       0.12       0.02        0.01       0.02       0.02       0.03


Net income per
  common share - diluted             0.06       0.13       0.10       0.02        0.01       0.02       0.02       0.02


Weighted average shares
   Outstanding - basic             43,853     33,867     31,272     31,284      47,828     47,828     47,828     47,056


Weighted average shares
   Outstanding - diluted           50,037     42,277     39,955     34,852      55,197     55,916     55,609     52,932


(1) Net revenues and operating income were restated from previously filed quarterly information to reflect the consolidation of SSG for the full year of fiscal 2001.

(2) Net revenues were restated to reflect estimated sales returns on a gross basis rather than on a net basis in accordance with SAB 101. See Item 8 - "Financial Statements and Supplementary Data - Note 1 - Recent Pronouncements of Notes to Consolidated Financial Statements"


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                       ACCOUNTING AND FINANCIAL DISCLOSURE

              None

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS


     The information required is incorporated herein by reference to Emerson's definitive Proxy Statement to be filed with the Securities Exchange Commission on or before July 30, 2001.

Item 11. EXECUTIVE COMPENSATION

     The information required is incorporated herein by reference to Emerson's definitive Proxy Statement to be filed with the Securities Exchange Commission on or before July 30, 2001.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required is incorporated herein by reference to Emerson's definitive Proxy Statement to be filed with the Securities Exchange Commission on or before July 30, 2001.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required is incorporated herein by reference to Emerson's definitive Proxy Statement to be filed with the Securities Exchange Commission on or before July 30, 2001.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

          (a) Financial Statements and Schedules. See Item 8

          (b) Reports on Form 8-K - Current report on Form 8-K, dated January 19, 2001, reporting the purchase of 1,629,629 shares of common stock of Sport Supply Group, Inc..

          (c)  Exhibits


Exhibit Number


          3.1 Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

          3.2 Amended and Restated Certificate of Incorporation of Sport Supply Group, Inc. (incorporated by reference to Exhibit 3.1of Sport Supply's Annual Report on Form 10-K for the year ended March 30,
               2001).

          3.3 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sport Supply Group, Inc. (incorporated by reference to Exhibit 3.1.1 of Sport Supply's Annual Report on Form 10-K for the year ended March 30, 2001).

          3.4 Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit (3) (b) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

          3.5 Amendment dated February 14, 1996 to the Certificate of Incorporation of Emerson (incorporated by reference to Exhibit
               (3) (a) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

          3.6 By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (e) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

          3.7 Amendment dated November 28, 1995 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

          3.8  Amended  and  Restated   Bylaws  of  Sport  Supply  Group,   Inc.
               (incorporated by reference to Exhibit 3.2 of Sport Supply's Annual Report on Form 10-K for the year ended March 30, 2001).

          4.1 Indenture, dated as of August 17, 1995 between Emerson and Bank One, Columbus, NA, as Trustee (incorporated by reference to Exhibit (1) of Emerson's Current Report on Form 8-K filed with the SEC on September 8, 1995).

          4.2 Common Stock Purchase Warrant Agreement to purchase 200,000 shares of Common Stock, dated as of December 8, 1995 between Emerson and Kenneth A. Orr (incorporated by reference to Exhibit
               (10) (f) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

          10.1 Loan and Security Agreement, dated March 31, 1994, by and among Emerson, Majexco Imports, Inc. and Congress Financial Corporation ("Congress") (incorporated by reference to Exhibit (10) (f) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

        10.1.1 Amendment No. 1 to Financing Agreements, dated as of August 24, 1995, among Emerson, Majexco Imports, Inc. and Congress (incorporated by reference to Exhibit (2) of Emerson's Current Report on Form 8-K filed with the SEC on September 8, 1995).

        10.1.2 Amendment No. 2 to Financing Agreements, dated as of February 13, 1996 (incorporated by reference to Exhibit (10) (c) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

        10.1.3 Amendment No. 3 to Financing Agreements, dated as of August 20, 1996 (incorporated by reference to Exhibit (10) (b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31,
                1995).

        10.1.4 Amendment No. 4 to Financing Agreements, dated as of November 14, 1996 (incorporated by reference to Exhibit (10) (c) of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

        10.1.5 Amendment No. 5 to Financing Agreements, dated as of February 18, 1997 (incorporated by reference to Exhibit (10) (e) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

        10.1.6 Amendment No. 6 to Financing Agreements, dated as of August 14, 1997 (incorporated by reference to Exhibit (10) (g) of Emerson's Quarterly Report on Form 10-Q for quarter ended September 30,
                1997).

        10.1.7 Amendment No. 7 to Financing Agreements, dated as of March 31, 1998 (incorporated by reference to Exhibit (10) (t) of Emerson's Annual Report on Form 10-K for the year ended April 3, 1998).

        10.1.8 Amendment No. 8 to Financing Agreements, dated as of November 13, 1998 (incorporated by reference to Exhibit (10) (a) of Emerson's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998).

        10.1.9 Amendment No. 9 to Financing Agreements, dated June 16, 1999 (incorporated by reference to Exhibit (10) (ab) of Emerson's Annual Report on Form 10-K for the year ended April 2, 1999).

        10.2 Consent No. 1 to Financing Agreements among Emerson, certain of its subsidiaries, and Congress (incorporated by reference to Exhibit (10)(b) of Emerson's Current Report on Form 8-K dated November 27, 1996).

        10.3 Amendment No. 1 to Pledge and Security Agreement dated as of March 31, 1998 (incorporated by reference to Exhibit (10) (u) of Emerson's Annual Report on Form 10-K for the year ended April 3,
                1998).

        10.4 Stipulation of Settlement and Order dated June 11, 1996 by and among the Official Liquidator of Fidenas International Bank Limited, Petra Stelling, Barclays Bank PLC, the Official Liquidator of Fidenas Investment Limited, Geoffrey P. Jurick, Fidenas International Limited, L.L.C., Elision International, Inc., GSE Multimedia Technologies Corporation and Emerson. (incorporated by reference to Exhibit 10(ae) of Emerson's Annual Report on Form 10-K for the year ended March 31, 1996.)

        10.5 Pledge Agreement dated as of February 4, 1997 by Fidenas International Limited, L.L.C. ("FIN") in favor of TM Capital Corp. (incorporated by reference to Exhibit (10) (a) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

        10.6 Registration Rights Agreement dated as of February 4, 1997 by and among Emerson, FIN, the Creditors, FIL and TM Capital Corp. (incorporated by reference to Exhibit (10) (b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31,
                1996).

        10.7 Securities Purchase Agreement dated as of November 27, 1996, by and between Sport Supply Group, Inc. ("SSG") and Emerson (incorporated by reference to Exhibit (2)(a) of Emerson's Current Report on Form 8-K dated November 27, 1996).

        10.8    Form  of  Warrant  Agreement  by and  between  SSG  and  Emerson
                (incorporated by reference to Exhibit (4)(a) of Emerson's Current Report on Form 8-K dated November 27, 1996).

        10.9    Form of  Registration  Rights  Agreement  by and between SSG and
                Emerson   (incorporated   by  reference  to  Exhibit  (4)(b)  of
                Emerson's Current Report on Form 8-K dated November 27, 1996).

        10.10 License and Exclusive Distribution Agreement with Cargil International Corp. dated as of February 12, 1997 (incorporated by reference to Exhibit (10) (c) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

        10.11 License Agreement dated as of October 29, 1999 by and between Daewoo Electronics Co. Ltd and Emerson (incorporated by reference to Exhibit (10) (b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended October 1, 1999).

        10.12 License Agreement effective as of January 1, 2001 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10) (z) of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

        10.13 Second Lease Modification dated as of May 15, 1998 between Hartz Mountain, Parsippany and Emerson (incorporated by reference to Exhibit (10) (v) of Emerson's Annual Report on Form 10-K for the year ended April 3, 1998).

        10.13.1 Third Lease Modification made the 26 day of October, 1998 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10) (b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998).

        10.14 Purchasing Agreement, dated June 30, 1998, between AFG-Elektronik GmbH and Emerson Radio International Ltd. (incorporated by reference to Exhibit (10) (c) of Emerson's Quarterly Report on Form 10-Q for the quarter ended October 2,
                1998).

        10.14.1 Purchasing Agreement, dated March 5, 1999, between AFG-Elektronik GmbH and Emerson Radio International Ltd. (incorporated by reference to Exhibit (10) (aa) of Emerson's Annual Report on Form 10-K for the year ended April 2, 1999).

        10.15 Supplemental Letter of Employment for Marino Andriani, dated as of October 11, 1999 (incorporated by reference to Exhibit (10)
                (a) of Emerson's Quarterly Report on Form 10-Q for the quarter ended October 1, 1999).

        10.15.1 Supplemental Letter of Employment for Marino Andriani, effective as of April 1, 2001. *

        10.16   Letter of Employment for Patrick Murray, dated May 3, 2001. *

        10.17 Form of Indemnification Agreement entered into between the Sport Supply and each of the directors of the Sport Supply and the Sport Supply's General Counsel (incorporated by reference to
                Exhibit 10.11 of Sport Supply's Annual Report on Form 10-K for the year ended March 30, 2001).

        10.18 Sport Supply Group, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.13 of Sport Supply's Annual Report on Form 10-K for the year ended March 30, 2001).

        10.19 Assignment and Assumption Agreement, dated to be effective as of February 28, 1992, by and between Aurora and Sport Supply Group, Inc. (incorporated by reference to Exhibit 10.24 of Sport Supply's Annual Report on Form 10-K for the year ended March 30,
                2001).

        10.20 Amendment No. 1 to AMF Licensing Agreement (incorporated by reference to Exhibit 10.25 of Sport Supply's Annual Report on Form 10-K for the year ended March 30, 2001).

        10.21 License Agreement, dated as of September 23, 1991, by and between Proacq Corp. and Sport Supply Group, Inc. (incorporated by reference to Exhibit 10.30 of Sport Supply's Annual Report on Form 10-K for the year ended March 30, 2001).

        10.22 Sport Supply Group Employees' Savings Plan dated June 1, 1993 (incorporated by reference to Exhibit 10.31 of Sport Supply's Annual Report on Form 10-K for the year ended March 30, 2001).

        10.23 Management Services Agreement dated July 1, 1997 to be effective as of March 7, 1997 by and between Sport Supply Group, Inc. and Emerson (incorporated by reference to Exhibit 10.32 of Sport Supply's Annual Report on Form 10-K for the year ended March 30,
                2001).

        10.24 Non-Qualified Stock Option Agreement by and between the Company and Geoffrey P. Jurick (incorporated by reference to Exhibit
                10.4 of Sport Supply's Annual Report on Form 10-K for the year ended March 30, 2001).

        10.35 Credit Agreement dated March 27, 2001 by and between Sport Supply Group, Inc. and Congress Financial Corporation (incorporated by reference to Exhibit 10.37 of Sport Supply's Annual Report on Form 10-K for the year ended March 30, 2001).

          12 Computation of Ratio of Earnings (Loss) to Combined Fixed Charges and Preferred Stock Dividends. *


          21   Subsidiaries of the Company as of March 31, 2001.*

          23   Consent of  Independent  Auditors.*

___________________
 * Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     EMERSON RADIO CORP.


                                                     By: /s/Geoffrey P. Jurick
                                                         Geoffrey P. Jurick
                                                         Chairman of the Board
Dated:  June 25, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Geoffrey P. Jurick         Chairman of the Board,             June 25, 2001
Geoffrey P. Jurick             Chief Executive Officer and
                               President


/s/ Kenneth A. Corby           Executive Vice President,          June 25, 2001
Kenneth A. Corby               Chief Financial Officer


/s/ Robert H. Brown, Jr.       Director                           June 25, 2001
Robert H. Brown, Jr.


/s/ Peter G. Bunger            Director                           June 25, 2001
Peter G. Bunger


/s/ Jerome H. Farnum           Director                           June 25, 2001
Jerome H. Farnum


/s/ Stephen H. Goodman         Director                           June 25, 2001
Stephen H. Goodman


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                                  SCHEDULE VIII
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)




                         Column A                               Column B        Column C         Column D     Column E
------------------------------------------------------------   -----------    ------------     ----------    ----------
                                                               Balance at     Charged to                      Balance
                                                                beginning     costs and        Deductions     at end of
                        Description                              of year      Expenses                        year (C)
------------------------------------------------------------

Allowance for doubtful accounts/chargebacks:
     Year ended:
           March 31, 2001 (D)                                    $  3,284     $  (14)         $    255(A)     $  3,015
           March 31, 2000                                           2,686       (100)              139(A)        2,447
           April 2, 1999                                            3,015       (152)              177(A)        2,686

-----------------------------------------------------------
Inventory reserves:
     Year ended:
           March 31, 2001 (D)                                   $   1,711     $  1,222        $    662(B)      $ 2,271
           March 31, 2000                                             385          708             514(B)          579
           April 2, 1999                                              697        1,068           1,380(B)          385


(A)    Accounts written off, net of recoveries.
(B)    Net realizable value reserve removed from account when inventory is sold.
(C) Amounts do not include certain accounts receivable reserves that are disclosed as "allowances" on the Consolidated Balance Sheets since they are not valuation reserves.
(D)    For fiscal 2001, the balances include both Emerson and SSG's accounts.