Form 10-Q
period 2001-06-30
EMERSON RADIO CORP
filed 2001-08-08
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________________

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


                                 (973)884-5800
________________________________________________________________________________
           (Registrant's telephone number, including area code)

________________________________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate the number of shares outstanding of common stock as of July 31, 2001: 31,343,978.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except earnings per share data)

                                                       Three Months Ended
                                               --------------------------------------
                                                 June 30, 2001         June 30, 2000
                                               ------------------     ---------------

Net revenues                                      $ 77,079               $113,318

  Costs and expenses:

    Cost of sales                                   61,755                 93,500
    Other operating costs and expenses               1,345                  1,730
    Selling, general & administrative
      Expenses                                      11,323                 14,217
                                                 -------------       -------------

                                                    74,423                109,447
                                                 -------------        ------------

  Operating income                                   2,656                  3,871

  Interest expense, net                               (874)                  (965)
  Minority interest in net loss of
   consolidated subsidiary                             164                    217
                                                  ------------        ------------

Income before income taxes                           1,946                  3,123

  Provision (benefit) for income taxes                (247)                    78
                                                  ------------        ------------
  Net income                                      $  2,193               $  3,045
                                                  ============        ============
Net income per common share

    Basic                                         $    .07               $    .07
                                                  ============        ============
    Diluted                                       $    .06               $    .06
                                                  ============        ============
  Weighted average shares outstanding

    Basic                                           31,344                 43,853
                                                  ============        ============
    Diluted                                         34,948                 50,037
                                                  ============        ============

           The accompanying notes are an integral part of the interim consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                                               June 30, 2001        March 31, 2001
                                                                           -------------------    -----------------
                                                                                (Unaudited)
                        ASSETS
 Current Assets:
   Cash and cash equivalents                                                    $  3,749             $  7,987
   Accounts receivable (less allowances of
      $4,019 and $4,498, respectively)                                            27,457               26,552
   Other receivables                                                               1,474                  781
   Inventories                                                                    50,394               44,477
   Prepaid expenses and other current assets                                       3,467                3,611
   Deferred tax assets                                                             1,585                1,419
                                                                              -------------          ----------
      Total current assets                                                        88,126               84,827

 Property and equipment - (net of
     accumulated depreciation and amortization
     of $4,215 and $3,594, respectively)                                          12,130               12,718
 Deferred catalog expenses                                                         1,656                2,437
 Goodwill and other intangible assets                                             12,985               13,388
 Deferred tax assets                                                               4,081                4,081
 Other assets                                                                      1,426                1,555
                                                                              -------------          ----------
      Total Assets                                                              $120,404             $119,006
                                                                              =============          ==========

                    LIABILITIES AND SHAREHOLDER'S EQUITY
 Current Liabilities:
   Short-term borrowings                                                        $  6,496             $  5,094
   Current maturities of long-term borrowings                                        128                  139
   Accounts payable and other current
     Liabilities                                                                  37,269               34,703
   Accrued sales returns                                                           4,274                4,913
   Income taxes payable                                                              204                  481
                                                                              -------------          ----------
      Total current liabilities                                                   48,371               45,330

 Long-term borrowings                                                             35,601               38,257
 Minority interest                                                                19,398               20,288

 Shareholders' Equity:
   Preferred shares - 10,000,000
     shares authorized, 3,677
     shares issued and outstanding                                                 3,310                3,310
   Common shares - $.01 par value, 75,000,000
     shares authorized; 51,475,511 shares
     issued; 31,343,978 shares outstanding                                           515                  515
   Capital in excess of par value                                                113,459              113,459
   Accumulated other comprehensive losses                                           (114)                (118)
   Accumulated deficit                                                           (86,394)             (88,843)
   Treasury stock, at cost 20,131,533 and
     20,131,533 shares, respectively                                             (13,742)             (13,192)
                                                                              -------------         ------------
      Total shareholders' equity                                                  17,034               15,131
                                                                              -------------         ------------
      Total Liabilities and Shareholders' Equity                                $120,404             $119,006
                                                                              =============         ============

     The accompanying notes are an integral part of the interim consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                          Three Months Ended
                                                                                -------------------------------------
                                                                                  June 30, 2001       June 30, 2000
                                                                                ----------------     ----------------

Cash Flows from Operating Activities:

  Net cash provided (used) by operating
    Activities                                                                      $(2,075)             $ 6,308
                                                                                ----------------     ----------------
Cash Flows from Investing Activities:
  Investment in affiliate, net of cash acquired
         of $161                                                                       (315)                (641)
  Other                                                                                ( 33)                ( 87)
                                                                                ----------------     ----------------
  Net cash used by investing activities                                                (348)                (728)

Cash Flows from Financing Activities:
  Purchase of  common stock and options                                                (550)              (6,075)
  Net repayments of borrowings                                                       (1,265)              (  751)
                                                                                ----------------     ----------------
  Net cash  used by financing activities                                             (1,815)              (6,826)

Net decrease in cash and cash
    Equivalents                                                                      (4,238)              (1,246)
Cash and cash equivalents at beginning
    of year                                                                           7,987                8,539
                                                                                ----------------     ----------------

      Cash and cash equivalents at end of period                                     $3,749               $7,293
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

                      EMERSON RADIO CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Emerson Radio
Corp.   ("Emerson",   consolidated  -  the  "Company")  and  its  majority-owned subsidiaries, including Sport Supply Group, Inc. ("SSG").

     The Company operates in two business segments: consumer electronics and sporting goods. The consumer electronics segment designs, sources, imports and markets a variety of consumer electronic products and licenses the "EMERSON" trademark for a variety of products domestically and internationally to certain licensees. The sporting goods segment, which is operated through Emerson's 51.9% ownership of SSG, manufactures and markets sports related equipment and leisure products to institutional customers in the United States.

     The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company's consolidated financial position as of June 30, 2001 and the results of operations for the quarters ended June 30, 2001 and 2000. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company's annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2001 ("Fiscal 2001"), included in the Company's annual report on Form 10-K.

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

     Due to the seasonal nature of the Company's consumer electronics segment and its sporting goods segment, the results of operations for the quarter ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2002 ("Fiscal 2002").

     Certain reclassifications were made to conform prior years financial statements to the current presentation.

NOTE 2 - COMPREHENSIVE INCOME


         The Company's comprehensive income for the three months ended June 30, 2001 and 2000 are as follows (in thousands):


                                                                                Three Months Ended
                                                                      ---------------------------------
                                                                         June 30,              June 30,
                                                                           2001                  2000
                                                                      -------------         ------------

     Net income                                                       $ 2,193                $ 3,045
     Currency translation adjustment                                      --                      (1)
     Unrealized gains (losses) on
        securities, net                                                     4                    (20)
                                                                      -------------        -----------

     Comprehensive income                                             $ 2,197                $ 3,024
                                                                      =============        ===========


     NOTE 3 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                                                        For the Three
                                                                                        Months Ended
                                                                            ----------------------------------------
                                                                               June 30, 2001          June 30, 2000
                                                                            -------------------      ---------------
Numerator:
Net income                                                                     $ 2,193                      $ 3,045
Less:  preferred stock dividends                                                   --                            13
                                                                             ------------------        --------------
Numerator for basic earnings per
    share - income available to
    common stockholders                                                          2,193                        3,032
Add back to effect assumed conversions:
  Preferred stock dividends                                                        --                            13
                                                                             ------------------        ---------------
  Numerator for diluted earnings
     per share                                                               $   2,193                    $   3,045
                                                                             ==================        ===============

Denominator:
Denominator for basic earnings
    per share - weighted average
    shares                                                                      31,344                       43,853
Effect of dilutive securities:
  Preferred shares                                                               3,154                        6,184
  Options                                                                          450                          --
                                                                             ------------------       -----------------
Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    conversions                                                                 34,948                       50,037
                                                                             ==================       =================
Basic earnings per share                                                     $     .07                    $     .07
                                                                             ==================       =================
Diluted earnings per share                                                   $     .06                    $     .06
                                                                             ==================       =================

NOTE 4- CAPITAL STRUCTURE

     The outstanding capital stock of the Company at June 30, 2001 consisted of common stock and Series A convertible preferred stock. The preferred shares are convertible into common shares until March 31, 2002.

     During the quarters ended June 30, 2001 and 2000 there were no conversions of Series A Preferred Stock. If all existing outstanding preferred shares were converted at June 30, 2001, approximately 3.2 million additional common shares would be issued. The Preferred Stock accrued dividends, on a cumulative basis at 1.4% through March 31, 2001. No further dividends are accruable on the Preferred Stock. At June 30, 2001, the Company was in compliance with the default provisions and owed dividends in arrears of $990,000.

     At June 30, 2001, Emerson had outstanding approximately 1.7 million options with exercise prices ranging from $1.00 to $1.50. At June 30, 2001, SSG had outstanding approximately 926,000 options with exercise prices ranging from $1.38 to $9.44.

     At June 30, 2001, the Company also had outstanding approximately $20.8 million of Senior Subordinated Convertible Debentures due in 2002. See "Note 9 - Long Term Debt".


NOTE 5 - INVENTORY

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for the consumer electronics segment and for the sporting goods segment, weighted-average cost method for items manufactured and for items purchased for resale. As of June 30, 2001 and March 31, 2001, inventories consisted of the following:


                                                                    June 30, 2001             March 31, 2001
                                                                   ------------------     --------------------
                                                                                    (In thousands)

     Raw materials                                                      $3,132                      $3,728
     Work-in-process                                                       411                         377
     Finished                                                           49,386                      42,643
                                                                   ------------------        -----------------
                                                                        52,929                      46,748
     Less inventory allowances                                          (2,535)                     (2,271)
                                                                   ------------------        -----------------
                                                                     $  50,394                   $  44,477
                                                                   ==================        =================

NOTE 6 - INVESTMENT IN SPORT SUPPLY GROUP, INC.
-----------------------------------------------

     As of June 30, 2001 and March 31, 2001, Emerson owned 4,623,023 and 4,463,223 (51.9% and 50.1% of the issued and outstanding) shares of common stock of SSG, respectively. Accordingly, since fiscal 2001 Emerson accounted for its investment in SSG by consolidating SSG under the purchase method of accounting. Prior to fiscal 2001, Emerson accounted for its investment in SSG under the equity method. SSG's results of operations and the minority interest related to those results have been included in the Company's quarterly results of operations as though it had been acquired at the beginning of the year ended March 31, 2001.

     Effective March 1997, Emerson entered into a Management Services Agreement with SSG, under which SSG provides various managerial and administrative services to Emerson for a fee. Management believes that the transactions under the management services agreement are reflective of arms length transactions.


NOTE 7 - LONG-TERM BORROWINGS

     As of June 30, 2001 and March 31, 2001 long-term borrowings consisted of the following:


                                                               June 30, 2001     March 31, 2001
                                                               --------------    --------------
8 1/2% Senior Subordinated Convertible
  Debentures Due 2002                                            $20,750            $20,750
Notes payable under revolving line
  of credit                                                       14,625             17,088
Equipment notes and other                                            354                558
                                                                 -------------     ----------
                                                                  35,729             38,396

Less current maturities                                              128                139
                                                                 -------------     ----------
  Long term debt and notes payable                               $35,601            $38,257
                                                                 =============     ==========


     The Senior Subordinated Convertible Debentures Due 2002 ("Debentures") were issued by Emerson in August 1995. The Debentures bear interest at the rate of 8 1/2% per annum, payable quarterly, and mature on August 15, 2002. The Debentures are convertible into shares of the Company's common stock at any time prior to redemption or maturity at an initial conversion price of $3.9875 per share, subject to adjustment under certain circumstances. The Debentures are redeemable in whole or in part at the Company's option at a redemption price of 102% of principal until August 15, 2001, and thereafter at 101% until maturity. The Debentures are subordinated to all existing and future senior indebtedness (as defined in the Indenture governing the Debentures). The Debentures restrict, among other things, the amount of senior indebtedness and other indebtedness that the Company and, in certain instances, its consolidated subsidiaries, may incur. Each holder of Debentures has the right to cause the Company to redeem the Debentures if certain designated events (as defined) should occur. The Debentures are subject to certain restrictions on transfer, although the Company has registered the offer and sale of the Debentures and the underlying common stock.

     Notes payable under a revolving line of credit (Revolver) were issued by SSG in March 2001, replacing a prior facility. The facility provides for a three-year $25 million revolving line of credit, and provides for revolving loans and is subject to individual maximums which, in the aggregate, cannot exceed the lesser of $25 million or a "Borrowing Base" amount based upon specified percentages of eligible accounts receivables and inventories. Amounts outstanding under the senior credit facility are secured by substantially all the assets of SSG and its subsidiaries. At June 30, 2001, the interest rate charged under this facility was a combination of LIBOR plus 2.5% and the prime rate of interest ranging from minus .25% to prime plus 1.0%. Pursuant to the Loan and Security Agreement, the Company is restricted from, among other things, paying cash dividends and entering into certain transactions without the lender's prior consent. (c)


Note 8 - SEGMENT INFORMATION

     The following table presents certain operating segment information for each of the three month periods ended June 30, 2001 and 2000 (in thousands):

                                                       Consumer        Sporting
                                                      Electronics       Goods
        June 30, 2001:
        Net revenues from
          external customers                           $49,124         $27,955
        Income (loss) before
          income taxes                                  $2,392           ($446)
        Segment assets                                 $55,264         $65,140

        June 30, 2000:
        Net revenues from
          external customers                           $82,561         $30,757
        Income (loss) before
          income taxes                                  $3,480           ($357)
        Segment assets                                 $32,625         $74,585

Note 9 - LEGAL PROCEEDINGS


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

     For the quarters ended June 30, 2001 and 2000

                                                  2001                2000
                                              --------------    --------------
                                                         (Unaudited)
Net revenues  (in thousands)                     $77,079           $113,318
                                                   100.0%             100.0%
Cost of sales                                       80.1%              82.5%
Other operating costs and
 expenses                                            1.7%               1.5%
Selling, general and
 administrative expenses                            14.7%              12.6%
     Operating income                                3.5%               3.4%
Provision (benefit) for income
 taxes
                                                    (0.3%)              0.1%
     Net income                                      2.8%               2.7%


Results of Consolidated Operations - Quarter ended June 30, 2001 compared with Quarter ended June 30, 2000

     Net Revenues - Net revenues for the three month period ended June 30, 2001 decreased $36.2 million (32.0%) as compared to the same period ended June 30, 2000. The decrease was primarily from the consumer electronics segment which experienced higher than normal revenues in the June 30, 2000 quarter, and customer ordering patterns returning to a more traditional pattern for the June 30, 2001 quarter. Full year revenues for the consumer electronics segment for fiscal 2002 are expected to approximate the full year revenues for the consumer electronics segment as reported for fiscal 2001.

     Cost of Sales - Cost of sales, as a percentage of consolidated net revenues, decreased from 82.5% for the three months ended June 30, 2000 to 80.1% for the same period in fiscal 2002. The decrease was primarily from lower cost of sales as a percentage of net revenue in the consumer electronics segment, partially offset by a higher cost of sales as a percentage of sales in the sporting goods segment.

     Other Operating Costs and Expenses - Other operating costs and expenses are associated with the consumer electronics segment. As a percent of consolidated net revenues, other operating costs increased from 1.5% for the three months ended June 30, 2000 to 1.7% for the same period in fiscal 2002, primarily as a result of a lower revenue base.

     Selling, General and Administrative Expenses ("S,G&A") - S,G&A, as a percentage of consolidated net revenues, were 14.7% for the three months ended June 30, 2001 as compared to 12.6% for the three months ended June 30, 2000. The increase in S,G&A as a percentage of consolidated net revenues was higher due to a lower revenue base for fiscal 2002. In absolute terms SG&A decreased from $14.2 million for the first three months of fiscal 2001 as compared to $11.3 for the first three months of fiscal 2002. The decrease in absolute terms was due to both the consumer electronics and sporting goods segments reducing their S,G&A costs during the three months ended June 30, 2001.

     Provision (benefit) for Income Taxes - The benefit for income taxes for the three months ended June 30, 2001 of $247,000 was the result of a foreign tax benefit in the consumer electronics segment, partially offset by a Federal tax provision, and a Federal tax benefit in the sporting goods segment.

     Net Income - As a result of the foregoing factors, the Company earned net income of $2.2 million for the three months ended June 30, 2001 as compared to $3.0 million for the three months ended June 30, 2000.

Consumer Electronics Segment:

     The following table summarizes certain financial information relating to the consumer electronics segment for the three months ending June 30, 2001 and 2000(in thousands):

                                                   2001                           2000
                                           ------------------------       ---------------------
                                                                   (Unaudited)
Net revenues                                     $ 49,124                       $82,561
                                            ------------------------       --------------------

Cost of sales                                      41,739                        72,144
Other operating costs                               1,345                         1,730
Selling, general &
   administrative                                   3,031                         4,689
                                            ------------------------       --------------------
Operating income                                    3,009                         3,998
Interest expense, net                                 617                           518
                                            ------------------------       --------------------
  Income before income
      taxes                                         2,392                         3,480
Provision (benefit) for
  income taxes                                        (57)                          278
                                            ------------------------       --------------------
     Net income                                   $ 2,449                       $ 3,202
                                            ========================       ====================


Results of Consumer Electronics Operations - Quarter ended June 30, 2001 compared with Quarter ended June 30, 2000

     Net Revenues - Net revenues for the three months ended June 30, 2001 decreased $33.4 million (40.5%) as compared to the same period ended June 30, 2000. The decrease in net revenues resulted primarily from higher than normal revenues in the June 30, 2000 quarter, and customer ordering patterns returning to a more traditional pattern for the June 30, 2001 quarter. The decrease in net revenues was comprised of decreases in unit sales of audio products and microwave ovens products. Licensing revenues were $1.3 million for the first three months of fiscal 2002 as compared to $1.2 million for the first three months of fiscal 2001.

     Cost of Sales - Cost of sales, as a percentage of consumer electronics net revenues decreased from 87.4% for the three months ended June 30, 2000 to 85.0% for the three months ended June 30, 2001. The decrease in cost of sales as a percentage of consumer electronics net revenues was primarily attributable to lower product returns and a greater impact of licensing revenue which have no direct associated costs on a lower revenue base.

     The consumer electronics segment gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the price categories of the consumer electronics market in which it competes.

     Other Operating Costs and Expenses - Other operating costs and expenses as a percentage of consumer electronics net revenues increased from 2.1% for the three months ended June 30, 2000 to 2.7% for the three months ended June 30, 2001. The increase as a percentage of consumer electronics net revenues was primarily due to the effect of a lower revenue base, while in absolute terms the decrease of $385,000 between fiscal 2001 and 2002 was primarily due to reduced returns processing fees.

     Selling, General and Administrative Expenses ("S,G&A") - S,G&A, as a percentage of consumer electronics net revenues, increased to 6.2% for the three months ended June 30, 2001 from 5.7% in fiscal 2001. The increase in S,G&A between fiscal 2002 and 2001 as a percentage of consumer electronics net revenues was attributable to a lower net revenue base. In absolute terms, S,G&A decreased by approximately $1.7 million for the three months of fiscal 2002 as compared to the same period in fiscal 2001 primarily due to recoveries of prior period provisions related to substandard receivables, a reduction in co-operative advertising costs, and lower professional fees.

     Interest Expense, net - Interest expense increased from $518,000 for the three months of fiscal 2001 to $617,000 for the three months of fiscal 2002. The increase was attributable primarily to an increase in borrowings and lower interest income.

     Provision for Income Taxes - Emerson's benefit for income taxes was $57,000 for the three months ended June 30, 2001 as compared to a provision of $278,000 for the first three months of fiscal 2000. The benefit of $57,000 consisted primarily of a foreign benefit partially offset by a Federal tax provision.

     Net Income - As a result of the foregoing factors, net income of $2.5 million was earned for the three months ended June 30, 2001 as compared to $3.2 million for the three months ended June 30, 2000.


Sporting Goods Segment:

     Management monitors the sporting goods segment based on the results reported by SSG using their historical basis. The difference between SSG's reported net loss of $333,000 for the three months ended June 30, 2001 and the net loss included in the consolidated net income of the Company of $256,000, resulted from minority interest in the net loss of SSG of $164,000, reduced by additional purchase price related depreciation and amortization of $87,000.

     The following table summarizes certain financial information relating to the sporting goods segment as reported by SSG for the three months ended June 30, 2001 and 2000 (in thousands):

                                        2001                   2000
                                  -------------------    -------------------
Net revenues                         $ 27,955               $  30,757
                                  -------------------    -------------------
Cost of sales                          20,016                  21,356
Selling, general &
  administrative                        8,205                   9,482
                                  -------------------    -------------------
 Operating loss                          (266)                    (81)
Interest expense, net                     257                     448
                                  -------------------    -------------------
  Loss before income
   taxes                                 (523)                   (529)
Benefit for income taxes
                                          190                     200
                                  -------------------    -------------------
          Net loss                      $(333)                  $(329)
                                  ===================    ===================

     Results of Sporting Goods Operations - Quarter ended June 30, 2001 compared with Quarter ended June 30, 2000

     Net Revenues - Net revenues decreased approximately $2.8 million (9.1%) for the three month period ended June 30, 2001 as compared to the three month period ended June 30, 2000. The decrease in sporting goods net revenues was primarily a result of competitive pressures in the marketplace, a decline in youth baseball registrations, and a general slow-down in the economy.

     Cost of Sales - Cost of sales, as a percentage of sporting goods net revenues, increased from 69.4% for the three month period ended June 30, 2000 to 71.6% for the three month period ended June 30, 2001. Cost of sales increased as a percentage of sporting goods net revenues due to product mix shifts and pricing pressure in the institutional sporting goods marketplace. SSG expects to continue to experience a higher cost of sales as a percentage of sporting goods net revenues as compared to the previous year due to these factors.

     Selling, General and Administrative Expenses ("S,G&A") - S,G&A expenses decreased approximately $1.3 million for the three month period ended June 30, 2001 as compared to the three month period ended June 30, 2000. As a percentage of sporting goods net revenues, S,G& A decreased to 29.4% from 30.8% for the three month period ended June 30, 2001 as compared to the three month period ended June 30, 2000. The decrease as a percentage of sporting goods net revenues in S,G&A expenses was primarily a result of a reduction of promotional expenses of approximately $414,000; a decrease in payroll related expenses of approximately $403,000, which was the result of a reduced headcount, primarily in the sales and sales administration areas; and certain cost reduction programs implemented to reduce future operating expenses.

     Interest Expense, net - Interest expense, decreased by approximately $190,000 for the three month period ended June 30, 2001 as compared to the three month period ended June 30, 2000, due primarily to lower overall borrowing levels.

     Benefit for Income Taxes - SSG recorded a tax benefit of approximately $190,000 for the three months ended June 30, 2001 as compared to a tax benefit of $200,000 for the same period in fiscal 2001. The tax benefits resulted from the utilization of net operating loss carryforwards.


 Liquidity and Capital Resources

     Net cash utilized by operating activities was $2.1 million for the three months ended June 30, 2001. Cash was primarily utilized as a result of an increase in inventories, trade and other receivables, and was partially offset by the profitability of the Company and an increase in accounts payable.

     Net cash used by investing activities was $348,000 for the three months ended June 30, 2001. Cash was utilized primarily for additional purchases of shares of common stock of SSG.

     Net cash used for financing activities was $1.8 million for the three months ended June 30, 2001. Cash was primarily utilized for the extension of an option to purchase the Company's stock and a decrease in borrowings.

     Emerson and SSG maintain asset-based credit facilities of $10 million and $25 million, respectively. These facilities provide for revolving loans and letters of credit, subject to certain limits which, in the aggregate, cannot exceed the lesser of $10 million and $25 million for Emerson and SSG, respectively, or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. Emerson and SSG are required to maintain certain net worth levels, which they were both in compliance with as of June 30, 2001. At June 30, 2001, there were approximately $6.5 million and $14.6 million of borrowings outstanding under these facilities by Emerson and SSG, respectively. No letters of credit were outstanding by either Emerson or SSG as of June 30, 2001.

     The Company's Hong Kong subsidiary currently maintains various credit facilities, as amended, aggregating $40.0 million with a bank in Hong Kong consisting of the following: (i) a $5.0 million credit facility which is generally used for letters of credit for inventory purchases and (ii) a $35 million credit facility, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit. At June 30, 2001, the Company's Hong Kong subsidiary pledged $1.75 million in certificates of deposit to this bank to assure the availability of the $5.0 million credit facility. At June 30, 2001, there were approximately $4.2 million and $14.9 million, respectively, of letters of credit outstanding under these credit facilities.

     At present, management believes that future cash flow from operations and its existing institutional financing noted above will be sufficient to fund all of the Company's cash requirements for the next twelve months.

     There were no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of June 30, 2001.

Inflation, Foreign Currency, and Interest Rates

     Neither inflation nor currency fluctuations had a significant effect on the Company's results of operations during the first quarter of Fiscal 2002. The Company's exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The consumer electronics segment purchases virtually all of its products from manufacturers located in various Asian countries.

     The interest on borrowings under the Company's credit facilities is based on the prime rate. While a significant increase in interest rates could have an adverse effect on the financial condition and results of operations of the Company, management believes that given the present economic climate, interest rates are not expected to increase significantly during the coming year.

Recent Pronouncements of the Financial Accounting Standards Board

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2003. Application of the nonamortization provisions of the Statement is expected to result in an approximate increase in the net income of $250,000 ($.01 per share) per year. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.


Forward-looking Information

     This report contains various forward-looking statements under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and information that is based on Management's beliefs as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that could cause actual results to differ materially are as follows: (i) the ability of the consumer electronics segment to continue selling products to two of its largest customers whose net revenues represented 41% and 14% of fiscal 2001 consolidated net revenues;
(ii)reduced sales to the United States Government by the sporting goods segment, due to a reduction in Government spending; (iii) competitive factors in the consumer electronics segment, such as competitive pricing strategies utilized by retailers in the domestic marketplace that negatively impacts product gross margins; (iv) the ability of the consumer electronics and sporting goods segments to maintain their suppliers, primarily all of whom are located in the Far East for the consumer electronics segment; (v)the ability of the sporting goods segment to have an uninterrupted shipping service from outside carriers, such as United Parcel Service; (vi) the ability of the Company to comply with the restrictions imposed upon it by its outstanding indebtedness; and (vii) general economic conditions and other risks. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. For additional risk factors as they relate to the sporting goods segment, see SSG's Form 10-K for the fiscal year ended March 31, 2001 Item 7 - "Certain Factors that May Affect the Company's Business of Future Operating Results".

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not material.

                            PART II OTHER INFORMATION

ITEM 1.      Legal Proceedings.

     For information on litigation to which the Company is a party, reference is made to Part 1 Item-3-Legal Proceedings in the Company's most recent annual report on Form 10-K.

ITEM 2.   Changes in Securities and Use of Proceeds.

     None.

ITEM 3.   Default Upon Senior Securities.

          (a) None

          (b) None

ITEM 4.   Submission of Matters to a Vote of Security Holders.

          Not Applicable.

ITEM 5.   Other Information.

          (a) None

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits:

              None

          (b) Reports on Form 8-K - During the three month period ended June 30, 2001, no Form 8-K was filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EMERSON RADIO CORP.
                                          (Registrant)



Date:    August 7, 2001             /s/ Geoffrey P. Jurick
                                    --------------------------------------
                                    Geoffrey P. Jurick
                                    Chairman, Chief Executive Officer and
                                    President



Date:   August 7, 2001              /s/ Kenneth A. Corby
                                    ---------------------
                                    Kenneth A. Corby
                                    Executive Vice President and
                                    Chief Financial Officer