Form 10-Q
period 2001-09-30
EMERSON RADIO CORP
filed 2001-11-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2001

                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from_________________ to ______________

Commission file number                     0-25226


                               EMERSON RADIO CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    22-3285224
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

   9 Entin Road      Parsippany, New Jersey              07054
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)


                                 (973)884-5800
--------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


     Indicate the number of shares outstanding of common stock as of November 9, 2001: 31,274,578.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.



                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except earnings per share data)

                                                         Three Months Ended                      Six Months Ended
                                            -----------------------------------------    -----------------------------------
                                               September 30,       September 30,            September 30,      September 30,
                                                 2001                  2000                     2001                2000
                                            -------------------   -------------------    ----------------    ---------------

Net revenues                                   $ 111,503            $ 128,101             $ 188,582              $ 241,419

Costs and expenses:

   Cost of sales                                  91,080              106,475               152,835                199,975
   Other operating costs and expenses              1,222                  892                 2,567                  2,622
   Selling, general &
          administrative expenses                 13,633               15,126                24,956                 29,343
                                            ------------------    ------------------    -------------------    -------------------
                                                 105,935              122,493               180,358                231,940
                                            ------------------    ------------------    -------------------    -------------------

Operating income                                   5,568                5,608                 8,224                  9,479

Interest expense, net                               (989)              (1,112)               (1,863)                (2,077)
Minority interest in net loss
   of consolidated subsidiary                        155                  710                   319                    927
                                            ---------------------    ------------------    -------------------    ----------------

Income before income taxes                         4,734                 5,206                6,680                  8,329

Provision (benefit) for
    income taxes                                      (5)                   88                 (252)                   166

                                            ---------------------    ------------------    -------------------    ----------------
Net income                                      $  4,739              $  5,118              $  6,932              $  8,163
                                            =====================    ==================    ===================    ================

Net income per common share
   Basic                                        $    .15                 $    .15           $    .22              $    .21
                                            =====================    ==================    ===================    ================
   Diluted                                      $    .13                 $    .13           $    .20              $    .19
                                            =====================    ==================    ===================    ================

Weighted average number of
   common shares outstanding
   Basic                                          31,343                   33,867             31,343                38,833
                                            =====================    ==================    ===================    ================
   Diluted                                        40,099                   42,277             40,029                46,950
                                            =====================    ==================    ===================    ================

The accompanying notes are an integral part of the interim consolidated financial statements.



                      EMERSON RADIO CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                        September 30,          March 31,
                                                           2001                 2001
                                                       -----------------      -------------
                                                        (Unaudited)

                                 ASSETS
    Current Assets:

      Cash and cash equivalents                         $  2,645               $  7,987
      Accounts receivable (less allowances of
         $4,693 and $4,498, respectively)                 52,040                 26,552
      Other receivables                                    2,083                    781
      Inventories                                         45,675                 44,477
      Prepaid expenses and other current assets            4,885                  3,611
      Deferred tax assets                                  1,679                  1,419
                                                      --------------       -----------------
         Total current assets                            109,007                 84,827

    Property and equipment - (net of
        accumulated depreciation and amortization
        of $4,807 and $3,594, respectively)               11,683                 12,718
    Deferred catalog expenses                              1,511                  2,437
    Goodwill and other intangible assets                  12,476                 13,388
    Deferred tax assets                                    4,081                  4,081
    Other assets                                           1,384                  1,555
                                                      ---------------       -----------------
         Total Assets                                   $140,142               $119,006
                                                      ===============       =================

                   LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
      Convertible debentures                             $ 20,750           $      --
      Short-term borrowings                                12,108                5,094
      Current maturities of long-term borrowings              120                  139
      Accounts payable and other current
        Liabilities                                        46,905               34,703
      Accrued sales returns                                 4,311                4,913
      Income taxes payable                                    226                  481
                                                      ----------------      -----------------
         Total current liabilities                         84,420               45,330

    Long-term borrowings                                   15,057               38,257
    Minority interest                                      19,199               20,288
    Shareholders' Equity:
      Preferred shares - 10,000,000
        shares authorized, 3,677
        shares issued and outstanding                       3,310                3,310
      Common shares - $.01 par value, 75,000,000
        shares authorized; 51,475,511 shares
        issued; 31,308,078 and 31,343,978 shares
        outstanding, respectively                             515                  515
      Capital in excess of par value                      113,459              113,459
      Accumulated other comprehensive losses                 (114)                (118)
      Accumulated deficit                                 (81,911)             (88,843)
      Treasury stock, at cost 20,167,433 and
        20,131,533 shares, respectively                   (13,793)             (13,192)
                                                       --------------       -----------------
         Total shareholders' equity                        21,466               15,131
                                                       --------------       -----------------
         Total Liabilities and Shareholders' Equity      $140,142             $119,006
                                                       ==============       =================


     The accompanying notes are an integral part of the interim consolidated financial statements.


                 EMERSON RADIO CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                            (In thousands)
                                                                                 Six Months Ended
                                                               -------------------------------------------------
                                                                   September 30,                September 30,
                                                                        2001                        2000
                                                               --------------------       --------------------

 Cash Flows from Operating Activities:

   Net cash provided (used) by operating
        Activities                                                    $(8,751)                    $11,125
                                                                -----------------------     -------------------
 Cash Flows from Investing Activities:
     Investment in affiliate, net of cash acquired of $112               (348)                       (985)
        Other                                                            (187)                       (247)
                                                                -----------------------     -------------------
        Net cash used by investing activities                            (535)                     (1,232)

 Cash Flows from Financing Activities:
        Purchase of common stock and options                             (601)                    (10,164)
        Net repayments of borrowings                                    4,545                        (747)
        Other                                                             --                          (55)
                                                               -----------------------     ---------------------
        Net cash provided (used) by financing
        Activities                                                      3,944                     (10,966)
 Net decrease in cash and cash
        Equivalents                                                    (5,342)                     (1,073)
 Cash and cash equivalents at beginning
        of year                                                         7,987                       8,539
                                                               -----------------------     ---------------------
 Cash and cash equivalents at end of period                            $2,645                      $7,466
                                                               =======================     =====================

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

     The Company operates in two business segments: consumer electronics and sporting goods. The consumer electronics segment designs, sources, imports and markets a variety of consumer electronic products and licenses the "[EMERSON]" trademark for a variety of products domestically and internationally to certain licensees. The sporting goods segment, which is operated through Emerson's 52.0% ownership of SSG, manufactures and markets sports related equipment and leisure products to institutional customers in the United States.

     The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company's consolidated financial position as of September 30, 2001 and the results of operations for the three and six month periods ended September 30, 2001 and 2000. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company's annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2001 ("Fiscal 2001"), included in the Company's annual report on Form 10-K.

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

     Due to the seasonal nature of the Company's consumer electronics segment and its sporting goods segment, the results of operations for the three and six month periods ended September 30, 2001 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2002 ("Fiscal 2002").

     Certain reclassifications were made to conform prior years financial statements to the current presentation.

NOTE 2 - COMPREHENSIVE INCOME

     The Company's comprehensive income for the three and six month periods ended September 30, 2001 and 2000 are as follows (in thousands):

                                                                        Three Months Ended                   Six Months Ended
                                                              -------------------------------------   ------------------------------
                                                                 September 30,     September 30,      September 30,    September 30,
                                                                     2001              2000              2001              2000
                                                              ------------------ -----------------    -------------- ---------------

Net Income                                                       $  4,739           $ 5,118             $  6,932       $  8,163
Currency translation adjustment                                         3                (3)                   3             (4)
Unrealized losses on securities,    net                                (3)               (8)                   1           ( 28)
                                                              ------------------   -------------       ------------- --------------

Comprehensive income                                             $  4,739           $ 5,107             $  6,936       $  8,131
                                                              ==================   =============        ============  =============

     NOTE 3 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                   For the Three                        For the Six
                                                                   Months Ended                         Months Ended
                                                          --------------------------------    --------------------------------------
                                                           September 30,    September 30,      September 30,        September 30,
                                                               2001             2000               2001                 2000
                                                          --------------   ---------------    ---------------    ----------------

Numerator:
Net income                                                $   4,739           $   5,118         $   6,932             $   8,163
Less:  preferred stock dividends                                 --                  13               --                     26
                                                          -------------        ----------      ------------       --------------
Numerator for basic earnings per
    share - income available to
    common stockholders                                       4,739               5,105             6,932                 8,137
Add back to effect assumed conversions:
  Preferred stock dividends                                      --                  13                --                    26
  Interest on convertible debentures                            441                 441               882                   882
                                                          ---------------     -------------     -------------        ------------
  Numerator for diluted earnings
    per share                                             $   5,180           $   5,559         $   7,814              $  9,045
                                                          ===============      ===========      =============         ===========
Denominator:
Denominator for basic earnings
    per share - weighted average
    shares                                                   31,343              33,867            31,343                38,833
Effect of dilutive securities:
  Preferred shares                                            2,962               2,620             2,962                 2,620
  Convertible debentures                                      5,204               5,204             5,204                 5,204
  Options and warrants                                          590                 586               520                   293
                                                          ------------------   ------------      --------------       ------------
Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    conversions                                              40,099              42,277            40,029                46,950
                                                          ================     ============      ==============       ============
Basic earnings per share                                  $     .15           $     .15          $    .22             $     .21
                                                          ================    =============      ==============       ============
Diluted earnings per share                                $     .13           $     .13          $    .20             $     .19
                                                          ================    =============      ==============       ============

NOTE 4- CAPITAL STRUCTURE

     The outstanding capital stock of the Company at September 30, 2001 consisted of common stock and Series A convertible preferred stock. The preferred shares are convertible into common shares until March 31, 2002.

     During the quarters ended September 30, 2001 and 2000 there were no conversions of Series A Preferred Stock. If all existing outstanding preferred shares were converted at September 30, 2001, approximately 3.0 million additional common shares would be issued. The Preferred Stock accrued dividends, on a cumulative basis at 1.4% through March 31, 2001. No further dividends are accruable on the Preferred Stock. At September 30, 2001, the Company was in compliance with the default provisions and owed dividends in arrears of $990,000.

     At September 30, 2001, Emerson had outstanding approximately 1.7 million options with exercise prices ranging from $1.00 to $1.50. At September 30, 2001, SSG had outstanding approximately 920,000 options with exercise prices ranging from $1.38 to $9.44.

     At September 30, 2001, the Company also had outstanding approximately $20.8 million of Senior Subordinated Convertible Debentures due in 2002. See "Note 7 - Long Term Borrowings".


NOTE 5 - INVENTORY

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for the consumer electronics segment and for the sporting goods segment, weighted-average cost method for items manufactured and for items purchased for resale. As of September 30, 2001 and March 31, 2001, inventories consisted of the following:

                                    September 30, 2001           March 31, 2001
                                --------------------------    ------------------
                                                     (in thousands)

 Raw materials                        $2,684                        $3,728
 Work-in-process                         558                           377
 Finished                             44,803                        42,643
                                 ------------------         -----------------
                                      48,045                        46,748
 Less inventory allowances            (2,370)                       (2,271)
                                 ------------------         -----------------
                                 $    45,675                     $  44,477
                                 ==================         =================

     NOTE 6 - INVESTMENT IN SPORT SUPPLY GROUP, INC.

     As of September 30, 2001 and March 31, 2001, Emerson owned 4,633,023 and 4,463,223 (52.0% and 50.1% of the issued and outstanding) shares of common stock of SSG, respectively. SSG's results of operations and the minority interest related to those results have been included in the Company's quarterly results of operations as though it had been acquired at the beginning of the year ended March 31, 2001.

     Effective March 1997, Emerson entered into a Management  Services Agreement
with  SSG,   under  which  each  company   provides   various   managerial   and
administrative services to the other company.

     NOTE 7 - LONG-TERM BORROWINGS

     As of September 30, 2001 and March 31, 2001 long-term borrowings consisted of the following:



                                                      September 30,       March 31,
                                                          2001              2001
                                                 -------------------    -----------
                                                              (in thousands
 8 1/2% Senior Subordinated Convertible
   Debentures Due 2002                              $20,750              $20,750
 Notes payable under revolving line
   of credit                                         14,845               17,088
 Equipment notes and other                              332                  558
                                                -------------------    ------------
                                                     35,927               38,396

 Less current maturities                             20,870                  139
                                                -------------------    ------------
   Long term debt and notes payable                 $15,057              $38,257
                                                ===================    ============

     The Senior Subordinated Convertible Debentures Due 2002 ("Debentures") were issued by Emerson in August 1995. The Debentures bear interest at the rate of 8 1/2% per annum, payable quarterly, and mature on August 15, 2002. Accordingly, at September 30, 2001 the Debentures are classified as a current liability. The Debentures are convertible into shares of the Company's common stock at any time prior to redemption or maturity at a conversion price of $3.9875 per share, subject to adjustment under certain circumstances. The Debentures are redeemable in whole or in part at the Company's option at a redemption price of 101% until maturity. The Debentures are subordinated to all existing and future senior indebtedness (as defined in the Indenture governing the Debentures). The Debentures restrict, among other things, the amount of senior indebtedness and other indebtedness that the Company and, in certain instances, its consolidated subsidiaries, may incur. Each holder of Debentures has the right to cause the Company to redeem the Debentures if certain designated events (as defined) should occur. The Debentures are subject to certain restrictions on transfer.

     Notes payable under a revolving line of credit (Revolver) were issued by SSG in March 2001, replacing a prior facility. The facility provides for a three-year $25 million revolving line of credit, and provides for revolving loans and is subject to individual maximums which, in the aggregate, cannot exceed the lesser of $25 million or a "Borrowing Base" amount based upon specified percentages of eligible accounts receivables and inventories. Amounts outstanding under the senior credit facility are secured by substantially all the assets of SSG and its subsidiaries. At September 30, 2001, the interest rate charged under this facility was a combination of LIBOR plus 2.5% or the prime rate of interest ranging from minus .25% to prime plus 1.0%. Pursuant to the Loan and Security Agreement, the Company is restricted from, among other things, paying cash dividends and entering into certain transactions without the lender's prior consent.

   NOTE 8 - SEGMENT INFORMATION

     The following table presents certain operating segment information for each of the three and six month periods ended September 30, 2001 and 2000 (in thousands):


                                                Three Months Ended               Three Months Ended
                                                September 30, 2001               September 30, 2000
                                       -------------------------------------------------------------------------
                                            Consumer           Sporting          Consumer          Sporting
                                           Electronics          Goods          Electronics          Goods
                                       -------------------------------------------------------------------------

     Net revenues from external
          Customers                      $83,258               $28,245            $96,133          $31,968
     Income (loss) before
          income taxes                    $5,176                 ($442)            $5,861            ($655)
     Segment assets                      $73,308               $66,834            $62,009          $73,687

                                               Six Months Ended                       Six Months Ended
                                              September 30, 2001                     September 30, 2000
                                     -------------------------------- ------------------------------------
                                       Consumer                Sporting          Consumer           Sporting
                                      Electronics               Goods          Electronics           Goods
                                     -------------------------------- -------------------------------------
     Net revenues from external
          Customers                     $132,382               $56,200           $178,694          $62,725
     Income (loss) before
          income taxes                   $ 7,568                 ($888)          $  9,184            ($855)


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

Consolidated Operations:

     The following table sets forth, for the periods indicated, certain items related to the consolidated statements of operations as a percentage of net revenues for the three and six month periods ended September 30, 2001 and 2000:

                                                              Three Months Ended                Six Months Ended
                                                                 September 30,                   September 30,
                                                         -----------------------------------------------------------------
                                                          2001           2000               2001             2000
                                                         -----------------------------------------------------------------

Net revenues (in thousands)                              $111,503      $128,101           $188,582        $241,419


Cost of sales                                                81.7%       83.1%                81.1%           82.8%
Other operating costs & exp                                   1.1%        0.7%                 1.3%            1.1%
Selling, general & admin                                     12.2%       11.8%                13.2%           12.2%
                                                    -----------------------------------------------------------------
                                                             95.0%       95.6%                95.6%           96.1%
                                                    -----------------------------------------------------------------
     Operating income                                         5.0%        4.4%                 4.4%            3.9%

Interest expense, net                                        (0.9%)      (0.9%)               (1.0%)          (0.9%)
Minority interest in net loss of
consolidated subsidiary                                       0.1%       0.6%                  0.2%            0.4%
                                                    -----------------------------------------------------------------
     Income before income taxes                              4.2%        4.1%                  3.6%            3.4%
Provision (benefit) for income taxes                         0.0%        0.1%                 (0.1%)           0.1%
                                                    -----------------------------------------------------------------
    Net income                                               4.2%        4.0%                  3.7%            3.3%
                                                    =================================================================


Results of Consolidated Operations - Three and six months ended September 30, 2001 compared with the three and six months ended September 30, 2000:

     Net Revenues - Consolidated net revenues for the three month period ended September 30, 2001 decreased $16.6 million (13.0%) as compared to the same period ended September 30, 2000. Consolidated net revenues for the six months ended September 30, 2001 decreased $52.8 million (21.9%) as compared to the same period ended September 30, 2000. The decreases for the three and six month periods were primarily from the consumer electronics segment as a result of customer ordering patterns returning to a more traditional pattern for the first six months ended September 30, 2001, combined with a general slow-down in the economy. Full year revenues for the consumer electronics segment for fiscal 2002 are expected to be less than full year revenues for fiscal 2001 due to the changing economic conditions of the U.S. economy.

     Cost of Sales - Cost of sales, as a percentage of consolidated net revenues, decreased from 83.1% for the three months ended September 30, 2000 to 81.7% for the same period in fiscal 2002. For the six months ended September 30, 2001, cost of sales, as a percentage of consolidated net revenues also decreased to 81.1% from 82.8% for the same period in fiscal 2001. Absent nonrecurring charges of $510,000 recorded in the September 2001 quarter of the sporting goods segment associated with facility exit expenses, consolidated cost of sales would have decreased to 81.2% and 80.8% for the three and six month periods ended September 30, 2001. The decreases in cost of sales were primarily from lower cost of sales as a percentage of net revenue in the consumer electronics segment for both the first and second quarters of fiscal 2002, combined with a decrease in cost of goods sold as a percentage of sales in the sporting goods segment for the three months ended September 30, 2001.

     Other Operating Costs and Expenses - Other operating costs and expenses are associated with the consumer electronics segment. As a percentage of consolidated net revenues, other operating costs increased from 0.7% for the three months ended September 30, 2000 to 1.1% for the same period in fiscal 2002, primarily as a result of higher inventory servicing costs. For the six months ended September 30, 2001, other operating costs and expenses, as a percentage of consolidated net revenues also increased to 1.3% from 1.1% for the same period in fiscal 2001, mainly due to a lower revenue base.

     Selling, General and Administrative Expenses ("S,G&A") - S,G&A decreased to $13.6 million for the three months ended September 30, 2001 as compared to $15.1 million for the three months ended September 30, 2000 due to both the consumer electronics and sporting goods segments reducing their S,G&A costs.

     Interest Expense, net - Interest expense decreased from $1,112,000 for the three months ended September 30, 2000 to $989,000 for the three months ended September 30, 2001. For the six months ended September 30, 2001, interest expense decreased to $1,863,000 from $2,077,000 for the same period in the prior year. The decreases for the three and six month periods were primarily from the sporting goods segments.

     Provision (benefit) for Income Taxes - For the three and six months ended September 2001, tax benefits for income taxes of $5,000 and $252,000 were recorded, respectively. The tax benefits were the result of tax benefits of $186,000 and $376,000 being recorded in the sporting goods segment for the three and six months ended September 30, 2001, respectively, offset by federal and foreign tax provisions in the consumer electronics segment.

     Net Income - As a result of the foregoing factors, the Company's net income increased to 4.2% of consolidated net revenues from 4.0% of consolidated net revenues ($5.1 million) for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. For the six months ended September 30, 2001 the Company's net income increased to 3.7% of consolidated net revenues from 3.3% for the same period in the prior year.

Consumer Electronics Segment:

     The following table summarizes certain financial information relating to the consumer electronics segment for the three and six months ending September 30, 2001 and 2000(in thousands):


                                                  Three Months Ended                        Six Months Ended
                                                      September 30,                          September 30,
                                             2001                      2000            2001                 2000
                                           -----------------------------------      ------------------------------

 Net revenues                               $83,258           $96,133                $132,382           $178,694
 Cost of sales                               70,724            83,422                 112,463            155,566
 Other operating costs & exp                  1,222               892                   2,567              2,622
 Selling, general & admin                     5,409             5,024                   8,440              9,713
                                           ----------------------------------      --------------------------------
                                             77,355            89,338                 123,470            167,901
                                           ----------------------------------      --------------------------------
          Operating income                    5,903             6,795                   8,912             10,793

     Interest expense, net                     (727)             (485)                 (1,344)            (1,003)
                                           ---------------------------------      --------------------------------
          Income before income
           Taxes                              5,176             6,310                   7,568              9,790
     Provision for income taxes                 181               743                     124              1,021
                                           ---------------------------------      --------------------------------
         Net income                          $4,995            $5,567                  $7,444             $8,769
                                           =================================      ================================


Results of Consumer Electronics Operations - Three and six months ended September 30, 2001 compared with the three and six months ended September 30, 2000:

     Net Revenues - Net revenues for the three month period ended September 30, 2001 decreased $12.9 million (13.4%) from the three months ended September 30, 2000. Net revenues for the six months ended September 30, 2001 decreased $46.3 million (25.9%) from the same period ended September 30, 2000. The decreases in net revenues for the three and six month periods resulted primarily from higher than normal revenues in the six months ended September 30, 2000, and customer ordering patterns returning to a more traditional pattern during the six months ended September 30, 2001, combined with a general slow-down in the economy. The decreases in net revenues for both the three and six months ended September 30, 2001 were comprised of decreases in unit sales of audio and microwave oven products. Licensing revenues were $2.7 million for the six months ended September 30, 2001 as compared to $1.1 million for the same period in the prior year.

     Cost of Sales - Cost of sales, as a percentage of consumer electronics net revenues, decreased from 86.8% for the three months ended September 30, 2000 to 85.0% for the three months ended September 30, 2001. For the six months ended September 30, 2001, cost of sales, as a percentage of consumer electronics net revenues, decreased to 85.0% from 87.1% from the same period in the prior year. The decreases in cost of sales as a percentage of consumer electronics net revenues were primarily attributable to higher margins on product sales and a greater impact of licensing revenue which have no direct associated costs on a lower revenue base.

     The consumer electronics segment gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the price categories of the consumer electronics market in which it competes.

     Other Operating Costs and Expenses - Other operating costs and expenses increased by $330,000 for the three months ended September 30, 2001 primarily associated with inventory servicing costs. For the six months ended September 30, 2001, other operating costs and expenses was relatively unchanged.

     Selling, General and Administrative Expenses ("S,G&A") - S,G&A increased by $385,000 for the three months ended September 30, 2001 as compared to the same period in the prior year mainly due to the resolution of certain litigation and legal fees. For the six months ended September 30, 2001, S,G& A decreased by approximately $1.3 million as compared to the same period in the prior year, primarily due to recoveries of provisions related to substandard receivables and a reduction in co-operative advertising costs.

     Interest Expense, net - Interest expense increased from $485,000 for the three months ended September 30, 2000 to $727,000 for the three months ended September 30, 2001. For the first six months of fiscal 2002, interest expense was $1,344,000 as compared to $1,003,000 for the same period in fiscal 2001. The increases were attributable primarily to increases in borrowings partially offset by lower interest costs as a result of a decrease in interest rates.

     Provision for Income Taxes - Emerson's provision for income taxes was $181,000 and $124,000 for the three and six month periods ended September 30, 2001. The provision consisted primarily of a foreign and a Federal tax provisions.

     Net Income - As a result of the foregoing factors, the consumer electronics segment earned net income of 6.0% ($5.0 million) for the three months ended September 30, 2001 as compared to 5.8% ($5.6 million) for the three months ended September 30, 2000. For the six months ended September 30, 2001 the consumer electronics segment earned 5.6% ($7.4 million) as compared to 4.9% ($8.8 million) for the same period in the prior year.

Sporting Goods Segment:

     Management monitors the sporting goods segment based on the results reported by SSG using their historical basis. The difference between SSG's reported net loss of $655,000 for the six months ended September 30, 2001 and the net loss of $512,000 included in the Company's consolidated net income resulted from a minority interest in the net loss of SSG of $319,000, reduced by additional purchase price related depreciation and amortization of $176,000.

     The following table summarizes certain financial information relating to the sporting goods segment as reported by SSG for the three and six months ended September 30, 2001 and 2000 (in thousands):


                                                  Three Months Ended            Six Months Ended
                                                     September 30,                September 30,
                                             2001               2000          2001               2000
                                        ------------------------------    ----------------------------

     Net revenues                          $28,244            $31,968       $56,200            $62,724

     Cost of sales                          20,356             23,052        40,372             44,408
     Selling, general & admin.               8,134             10,052        16,340             19,533
                                        ------------------------------    -----------------------------
                                            28,490             33,104        56,712             63,941
                                        ------------------------------    -----------------------------
          Operating loss                     (246)            (1,136)         (512)            (1,217)

     Interest expense, net                   (262)              (627)         (519)            (1,075)
                                        ------------------------------    -----------------------------
          Loss before income taxes           (508)            (1,763)       (1,031)            (2,292)
     Benefit for income taxes                (186)              (655)         (376)              (855)
                                        ------------------------------    -----------------------------
         Net loss                           ($322)           ($1,108)        ($655)           ($1,437)
                                        ==============================    =============================

     Results of Sporting Goods Operations - Three and six months ended September 30, 2001 compared with the three and six months ended September 30, 2000:

     Net Revenues - Net revenues decreased approximately $3.7 million (11.7%) and approximately $6.5 million (10.4%) for the three and six month periods ended September 30, 2001 as compared to the three and six month periods ended September 30,2000. The decrease in sporting goods net revenues was primarily the result of a general slow-down in the economy and competitive pressures in the marketplace.

     Cost of Sales - Cost of sales, as a percentage of sporting goods net revenues, remained unchanged at 72.1% for the three month period ended September 30, 2000 as compared to the three months ended September 30, 2001. For the six month period ended September 30, 2001, cost of sales, as a percentage of sporting goods net revenues increased to 71.8% as compared to 70.8% for the same period in the prior year. Absent nonrecurring charges of $510,000 recorded in the September 2001 quarter associated with facility exit expenses, cost of sales would have decreased to 70.3% and 70.9% for the three and six month periods ended September 30, 2001.

     Selling, General and Administrative Expenses ("S,G&A") - S,G&A expenses decreased approximately $1.9 million and $3.2 million for the three and six month periods ended September 30, 2001 as compared to the three and six month periods ended September 30, 2000. As a percentage of sporting goods net revenues, S,G& A decreased to 28.8% from 31.4% for the three month period ended September 30, 2001 and to 29.1% from 31.1% for the six month period ended
September 30, 2001 as compared to the same period in the prior year. The decreases in S,G&A were primarily attributable to a decrease in payroll related expenses; a reduction of promotional expenses; and certain cost reduction programs implemented to reduce future operating expenses.

     Interest Expense, net - Interest expense decreased approximately $365,000 and $556,000 for the three and six month periods ended September 30, 2001 as compared to the three and six month periods ended September 30, 2000. The decreases were due to lower overall borrowing levels and lower interest rates.

     Benefit for Income Taxes - SSG recorded a tax benefit of approximately $186,000 and $376,000 for the three and six months ended September 30, 2001. The tax benefits resulted from the utilization of net operating loss carryforwards.

     Net Loss - As a result of the foregoing factors, the sporting goods segment had a net loss of $322,000 for the three months ended September 30, 2001 as compared to a loss of approximately $1.1 million for the three months ended September 30, 2000. For the six months ended September 30, 2001 the sporting goods segment had a loss of $655,000 as compared to a loss of approximately $1.4 million for the same period in the prior year.

Liquidity and Capital Resources

     Net cash utilized by operating activities was approximately $8.8 million for the six months ended September 30, 2001. Cash was primarily utilized as a result of an increase in trade receivables, and was partially offset by the profitability of the Company and an increase in accounts payable.

     Net cash used by investing activities was $535,000 for the six months ended September 30, 2001 primarily for further investments in SSG.

     Net cash provided from financing activities was $3.9 million for the six months ended September 30, 2001. Cash from financing activities was primarily provided from additional borrowings.

     Emerson and SSG maintain asset-based credit facilities of $15 million and $25 million, respectively. These facilities provide for revolving loans and letters of credit, subject to certain limits which, in the aggregate, cannot exceed the lesser of $15 million and $25 million for Emerson and SSG, respectively, or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. Emerson and SSG are required to maintain certain net worth levels, which they were both in compliance with as of September 30, 2001. At September 30, 2001, there were approximately $12.1 million and $15.0 million of borrowings outstanding under these facilities by Emerson and SSG, respectively. No letters of credit were outstanding by either Emerson or SSG as of September 30, 2001.

     The Company's Hong Kong subsidiary currently maintains various credit facilities, as amended, aggregating $40.0 million with a bank in Hong Kong consisting of the following: (i) a $5.0 million credit facility which is generally used for letters of credit for inventory purchases and (ii) a $35 million credit facility, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit. At September 30, 2001, the Company's Hong Kong subsidiary pledged $2.25 million in certificates of deposit to this bank to assure the availability of the $5.0 million credit facility. At September 30, 2001, there were approximately $4.0 million and $11.7 million, respectively, of letters of credit outstanding under these credit facilities.

     The Company has Senior Subordinated Convertible Debentures totaling approximately $20.8 million which mature in August 2002. The Company has had ongoing negotiations with financial institutions for the purpose of refinancing these debentures. Management believes they will be able to refinance these debentures on or before their maturity date.

     At present, management believes that future cash flow from operations and its existing institutional financing noted above will be sufficient to fund all of the Company's cash requirements for the next twelve months.

     There were no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of September 30, 2001.

Inflation, Foreign Currency, and Interest Rates

     Neither inflation nor currency fluctuations had a significant effect on the Company's results of operations during the three or six months ended September 30, 2001. The Company's exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The consumer electronics segment purchases virtually all of its products from manufacturers located in various Asian countries.

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

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of the Statement is expected to result in an approximate increase in the net income of $250,000 ($.01 per share) per year. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.


Forward-looking Information

     This report contains various forward-looking statements under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and information that is based on Management's beliefs as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that could cause actual results to differ materially are as follows: (i) the ability of the consumer electronics segment to continue selling products to two of its largest customers whose net revenues represented 41% and 14% of fiscal 2001 consolidated net revenues;
(ii)reduced sales to the United States Government by the sporting goods segment, due to a reduction in Government spending; (iii) competitive factors in the consumer electronics segment, such as competitive pricing strategies utilized by retailers in the domestic marketplace that negatively impact product gross margins; (iv) the ability of the consumer electronics and sporting goods segments to maintain their suppliers, primarily all of whom are located in the Far East for the consumer electronics segment; (v)the ability of the sporting goods segment to have an uninterrupted shipping service from outside carriers, such as United Parcel Service; (vi) the ability of the Company to comply with the restrictions imposed upon it by its outstanding indebtedness; and (vii) general economic conditions and other risks. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. For additional risk factors as they relate to the sporting goods segment, see SSG's Form 10-K for the fiscal year ended March 31, 2001 Item 7 - "Certain Factors that May Affect the Company's Business of Future Operating Results".


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

ITEM 3. Default Upon Senior Securities.

          (a)  None

          (b)  None

ITEM 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Company's shareholders was held on August 24, 2001, at which time the shareholders elected the following slate of nominees to remain on the Board of Directors: Robert H. Brown, Jr., Peter G. Bunger, Jerome H. Farnum, Stephen H. Goodman and Geoffrey P. Jurick. Election of the Board of Directors was the only matter submitted for shareholder vote. There were 31,343,978 shares of outstanding capital stock of the Company entitled to vote at the record date for this meeting and there were present at such meeting, in person or by proxy, stockholders holding 29,705,340 shares of the Company's Common Stock which represented 94.8% of the total capital stock outstanding and entitled to vote. There were 29,705,340 shares voted on the matter of the election of directors. The result of the votes cast regarding each nominee for office was:

         Nominee for Director          Votes For             Votes Withheld
         --------------------          ---------             --------------
         Robert H. Brown, Jr.          29,643,833                61,507
         Peter G. Bunger               29,643,833                61,507
         Jerome H. Farnum              29,643,833                61,507
         Stephen H. Goodman            29,643,833                61,507
         Geoffrey P. Jurick            29,642,833                62,507


ITEM 5.  Other Information.

          (a)  None

ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

          10.1.10 Amendment No. 10 to Financing Agreements, dated August 14, 2001.*

          10.26 Employment Agreement between Emerson Radio Corp. and John J. Raab, effective as of September 1, 2001.*

          10.26.1 Employment Agreement between Emerson Radio Corp. and Elizabeth
                  J. Calianese McPartland, effective as of September 1, 2001.*

          10.26.2 Letter re Employment Agreement between Emerson Radio Corp., Emerson Radio International Ltd., Emerson Radio (Hong
                  Kong) Limited  and  Geoffrey   P.   Jurick,  effective  as  of
                  September 1, 2001.*

          (b) Reports on Form 8-K - During the three month period ended September 30, 2001, no Form 8-K was filed.

     * filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 EMERSON RADIO CORP.
                                  (Registrant)



Date:   November 9, 2001                       /s/ Geoffrey P. Jurick
                                               ---------------------------------
                                               Geoffrey P. Jurick
                                               Chairman, Chief Executive Officer
                                               and President



Date:   November 9, 2001                       /s/ Kenneth A. Corby
                                               ---------------------------------
                                               Kenneth A. Corby
                                               Executive Vice President and
                                               Chief Financial Officer

                                   Exhibit 10.1.10

                    AMENDMENT NO. 10 TO FINANCING AGREEMENTS


                                                          as of August 14, 2001



EMERSON RADIO CORP.
MAJEXCO IMPORTS, INC.
9 Entin Road
Parsippany, New Jersey 07054

Gentlemen:

          Congress Financial Corporation ("Lender"), Emerson Radio Corp. ("Emerson") and Majexco Imports, Inc. ("Majexco", and together with Emerson, individually and collectively, the "Borrower") have entered into certain financing arrangements pursuant to the Loan and Security Agreement, dated March 31, 1994, by and between Lender and Borrower, as amended by Amendment No. 1 to Financing Agreements, dated August 24, 1995, Amendment No. 2 to Financing Agreements, dated February 13, 1996, Amendment No. 3 to Financing Agreements, dated August 20, 1996, Amendment No. 4 to Financing Agreements, dated November 14, 1996, Amendment No. 5 to Financing Agreements, dated February 18, 1997, Amendment No. 6 to Financing Agreements, dated August 14, 1997, Amendment No. 7 to Financing Agreements, dated as of March 31, 1998, Amendment No. 8 to
Financing  Agreements,  dated as of  November  13, 1998 and  Amendment  No. 9 to
Financing Agreements, dated as of June 16, 1999 (as amended, the "Loan Agreement"), together with various other agreements, documents and instruments at any time executed and/or delivered in connection therewith or related thereto (as the same now exist or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced, collectively, the "Financing Agreements"). All capitalized terms used herein and not herein defined shall have the meanings given to them in the Loan Agreement.

          Borrower has requested that Lender agree to certain amendments to the Financing Agreements, and Lender is willing to agree to such amendments subject to the terms and conditions set forth in this Amendment No. 10 to Financing Agreements (the "Amendment").

          In consideration of the foregoing, the mutual agreements and covenants contained herein and other good and valuable consideration, the parties hereto agree as follows:

          1. Adjusted Net Worth Covenant. Section 1.2 of the Loan Agreement is hereby deleted in its entirety and replaced with the following:

               "1.2 "Adjusted Net Worth" shall mean as to any Person, at any time, in accordance with GAAP on a consolidated basis with such Person's subsidiaries (except as otherwise specifically set forth below), the amount equal to the sum of: (a) the difference between: (i)(A) the aggregate net book value of all assets of such Person and its subsidiaries, calculating the book value of inventory for this purpose on a first-in-first-out basis, after deducting from such book values all appropriate reserves in accordance with GAAP (including all reserves for doubtful receivables, obsolescence, depreciation and amortization plus (B) all cash purchases of Borrower's treasury stock (to the extent such purchases are approved by Lender), plus (C) the amortization of or adjustment to intangibles as determined in accordance with GAAP); and (ii) the aggregate amount of the indebtedness and other liabilities of such Person and its subsidiaries (including tax and other proper accruals, plus (b) indebtedness of such Person and its subsidiaries which is subordinated in right of payment to the full and final payment to the full and final payment of all of the Obligations on terms and conditions acceptable to Lender."

          2. Eligible Accounts. Section 1.17(m) of the Loan Agreement is herby deleted in its entirety and replaced with the following:

               "(m) such Accounts of a single account debtor or its affiliates (other than K-Mart Corp. ("K-Mart")) do not constitute more than fifteen (15%) percent of all otherwise Eligible Accounts (but the portion of the Accounts not in excess of such percentage may be deemed Eligible Accounts) and, with respect to K-Mart, do not constitute more than forty-five (45%) percent of all otherwise Eligible Accounts (but the portion of the Accounts not in excess of such percentage may be deemed Eligible Accounts);"

          3. Maximum Credit. Section 1.34 of the Loan Agreement is hereby deleted in its entirety and replaced with the following:

               ""Maximum Credit" shall mean the amount of $15,000,000."

          4. Maximum Inventory Exposure. Section 1.35 of the Loan Agreement is hereby deleted in its entirety and replaced with the following:

               ""Maximum   Inventory  Exposure"  shall   mean   the   amount of
        $12,000,000."

          5. Revolving Loan Formulas. Section 2.1 (a) of the Loan Agreement is hereby deleted in its entirety and replaced with the following:

               "(a) Subject to, and upon the terms and conditions contained herein, Lender agrees to make Loans to Borrower from time to time in amounts requested by Borrower up to the amount equal to:

                    (i)  the sum of:

                         (A) seventy-five (75%) percent of the Net Amount of Eligible Amounts of Emerson; plus

                         (B) fifty-five (55%) percent of the Value of Eligible Inventory consisting of first quality finished goods of Emerson; less

                    (ii) any Availability Reserves."

          6. Adjusted Net Worth Covenant. Section 9.14 of the Loan Agreement, as previously amended, is hereby deleted in its entirety and replaced with the following:

               "9.14 Adjusted Net Worth. Emerson shall, at all times, maintain, on a consolidated basis with its subsidiaries, Adjusted Net Worth of not less than $30,000,000."

         6. Costs and  Expenses.   Section  9.15 (g)  of  the  Loan Agreement is
hereby  deleted in its entirety and replaced with the following:

                    "(g) all out-of-pocket expenses and costs heretofore and from time to time hereafter incurred by Lender during the course of periodic field examinations of the Collateral and Borrower's operations, plus a per diem charge at the rate of $750 per person per day for Lender's examiners in the field and office;"

          7.  Financial  Reports.   Notwithstanding  anything  to  the  contrary
contained in the Loan Agreement, all financial statements required to be delivered under the Loan Agreement by Borrower shall be furnished on a consolidated and consolidating basis.

          8. Conditions Precedent. The effectiveness of the other terms and conditions contained herein shall be subject to:

              (a) the receipt by Lender of an original of this Amendment, duly authorized, executed and delivered by Borrower and consented and agreed to by the other Obligors; and

              (b) no Event of Default shall exist or have occurred, and no event or condition, which with the giving of notice or passage of time, or both, would constitute an Event of Default, shall exist or have occurred.

          9. Fee. In consideration of Lender entering into this Amendment, Borrower shall pay Lender an amendment fee in the amount of $25,000, payable simultaneously with the execution hereof, which fee is fully earned as of the date hereof. Such fee may, at Lender's option, be charged directly to any of Borrower's loan accounts maintained by Lender under the Financing Agreements.

          10. Miscellaneous.

               (a) Entire Agreement; Ratification and Confirmation of the Financing Agreements. This Amendment contains the entire agreement of the parties with respect to the subject matter hereof and supersedes all prior or contemporaneous term sheets, proposals, discussions, negotiations, correspondence, commitments and communications between or among the parties concerning the subject matter hereof. This Amendment may not be modified or any provision waived, except in writing signed by the party against whom such modification or waiver is sought to be enforced. Except as specifically modified pursuant hereto, the Loan Agreement and the other Financing Agreements are hereby ratified, restated and confirmed by the parties hereto as of the effective date hereof. To the extent of conflict between the terms of this Amendment, the Loan Agreement and the other Financing Agreements, the terms of this Amendment shall control.

               (b) Governing Law. This Amendment and the rights and obligations hereunder of each of the parties hereto shall be governed by and interpreted and determined in accordance with the laws of the State of New York.

               (c) Binding Effect. This Amendment shall be binding upon and inure to the benefit of each of the parties hereto and their respective successors and assigns.

               (d) Counterparts. This Amendment may be executed in any number of counterparts, but all of such counterparts shall together constitute but one and the same agreement. In making proof of this Amendment it shall not be necessary to produce or account for more than one counterpart thereof signed by each of the parties hereto.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]






               By the signatures hereto of each of their duly authorized officers, all of the parties hereto mutually covenant and agree as set forth herein.

                                              Very truly yours,

                                              CONGRESS FINANCIAL CORPORATION


                                              By: /s/Tom Grabowsky

                                              Title: Vice President



AGREED AND ACCEPTED:

EMERSON RADIO CORP.

By: /s/    Kenneth A. Corby

Title: Executive VP/CFO


MAJEXCO IMPORTS, INC.

By: /s/ Kenneth A. Corby

Title: Senior VP/Finance

                       [SIGNATURES CONTINUED ON NEXT PAGE]

                    [SIGNATURES CONTINUED FROM PREVIOUS PAGE]


CONSENTED TO AND AGREED:

H.H. SCOTT, INC.
EMERSON COMPUTER CORP.

By: /s/ Kenneth A. Corby

Title: Senior VP/Finance

EMERSON RADIO CANADA LTD.

By: /s/ Kenneth A. Corby

Title: Senior VP/Finance

EMERSON RADIO & TECHNOLOGIES N.V.

By: Kenneth A. Corby

Title: Senior VP/Finance

                                   EXHIBIT 26

     EMPLOYMENT AGREEMENT, dated effective as of September 1, 2001, between EMERSON RADIO CORP., a Delaware corporation (the "Company"), and JOHN J. RAAB ("Executive")

     In light of the state of the present state of the Company's business and the need for the Company to have the Executive continue to perform his job functions, the Executive is willing to continue to serve as Executive Vice President - International of the Company, and the Company desires to retain the Executive in such capacity, on the terms and conditions herein set forth.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, the Company and the Executive hereby agree as follows:

     1. EMPLOYMENT.

     (a) The Company agrees to employ the Executive and the Executive agrees to be employed by and serve the Company upon the terms and conditions hereinafter provided for a period commencing effective as of September 1, 2001 and continuing until August 31, 2004 (the "Term"). As used in this Agreement, the term "Company" shall be deemed to include any and all present and future subsidiaries and affiliates of the Company. The Executive hereby represents and warrants that he has the legal capacity to execute and perform this Agreement, that it is a valid and binding agreement against him according to its terms, and that its execution and performance by him does not violate the terms of any existing agreement or understanding to which the Executive is a party. In addition, the Executive represents and warrants that he knows of no reason why he is not physically capable of performing his obligations under this Agreement in accordance with its terms.

     2. POSITION AND DUTIES.

     During the Term, the Executive  agrees to serve as Executive Vice President
- International of the Company, and will have such powers and duties as are commensurate with such position and as may be conferred upon or delegated to him by the Board of Directors (the "Board") of the Company, the Chairman or the Chief Executive Officer. The Executive shall report directly to the Chief Executive Officer unless otherwise directed by the Board. In addition, the Executive agrees to serve from time to time in such other positions with the Company or its subsidiaries or affiliates as may be specified by the Board, the Chairman or the Chief Executive Officer of the Company and thereafter approved by the board of directors of the applicable entity. During the Term, and except for illness or incapacity, the Executive shall devote such business time, attention, skill and efforts as necessary for the business and affairs of the Company and its subsidiaries and affiliates and the promotion of their interests and shall not take part in activities detrimental to the best interests of the Company.

     3. COMPENSATION

     For all services rendered by the Executive in any capacity required hereunder during the Term, including, without limitation, services as an executive, officer, director, or member of any committee of the Company, or any subsidiary, affiliate or division thereof, the Executive shall be compensated as follows:

     (a) Base Salary. The Company shall pay the Executive an initial salary of $250,000 per annum or such higher annual amount as is being paid from time to time pursuant to the terms hereof ("Base Salary"). The Base Salary shall be reviewed from time to time and subject to such periodic increases as the Board of Directors shall deem appropriate in accordance with the Company's customary procedures and practices regarding the salaries of senior officers. Base Salary shall be payable in accordance with the customary payroll practices of the Company, but in no event less frequently than monthly.

     (b) Bonus. The Executive may also receive an annual performance bonus to be recommended by the Compensation and Personnel Committee of the Board and to be established and payable from time to time at the sole discretion of the Board.

     (c) Additional Benefits. Except as modified by this Agreement, the Executive shall be entitled to participate in all compensation or employee benefit plans or programs, and to receive all benefits, perquisites and emoluments, for which any salaried employees of the Company are eligible under any plan or program now or hereafter established and maintained by the Company for senior officers, to the fullest extent permissible under the general terms and provisions of such plans or programs and in accordance with the provisions thereof, including group hospitalization, health, dental-care, life or other insurance, tax-qualified pension, savings, thrift and profit-sharing plans, termination pay programs, sick-leave plans, travel or accident insurance, disability insurance, director and officer liability insurance, automobile allowance or automobile lease plans, and executive contingent compensation plans, including, without limitation, capital accumulation programs and stock purchase, restricted stock and stock option plans. Notwithstanding the foregoing, nothing in this Agreement shall preclude the amendment or termination of any such plan or program, provided that such amendment or termination is applicable generally to the senior officers of the Company or any subsidiary or affiliate.

     (d) Perquisites. The Company also will furnish the Executive, without cost to him, excluding any associated tax liability, with perquisites consistent with those afforded other senior executives holding positions with the Company comparable to the position held by the Executive, including the following:

          (i) reimbursement of all out-of-pocket expenses incurred in the discharge of the Executive's duties pursuant to this Agreement; and

          (ii) five weeks paid vacation per year.

     4. BUSINESS EXPENSES.

     The Company shall pay or reimburse the Executive for all reasonable travel or other expenses incurred by the Executive in connection with the performance of his duties and obligations under this Agreement, subject to the Executive's presentation of appropriate vouchers in accordance with such procedures as the Company may from time to time establish for senior officers and to preserve any deductions for federal income taxation purposes to which the Company may be entitled.

     5. EFFECT OF TERMINATION OF EMPLOYMENT.

     (a) Certain Terminations. In the event the Executive's employment hereunder terminates due to either Permanent Disability, a Without Cause Termination or a Constructive Discharge, the Company shall, as liquidated damages or severance pay, or both, continue, subject to the provisions of Section 6 below, to pay the Executive's Base Salary as in effect at the time of such termination as such payments would otherwise become due and payable until the expiration of the Term (the "Severance Period") and the other benefits and qualified stock options provided hereunder shall continue to vest pursuant to the terms hereof during the Severance Period, provided, that in the case of Permanent Disability, such payments shall be offset by any amounts otherwise paid to the Executive under the Company's disability program generally available to other employees. In addition, earned but unpaid Base Salary as of the date of termination of employment shall be payable in full. Group hospitalization, health, dental care, life or other insurance, travel or accident insurance and disability insurance shall continue through the end of the Severance Period.

     (b) Other Terminations. In the event that the Executive's employment hereunder terminates due to a Termination for Cause or the Executive unilaterally severs the employment relationship or terminates employment with the Company for reason other than a Constructive Discharge or Permanent Disability, earned but unpaid Base Salary as of the date of termination of employment shall be payable in full. However, no other payments of any nature whatsoever, including unearned Base Salary, shall be made, or benefits provided, by the Company under this Agreement except benefits vested and payable under any retirement plan and benefits that have already become vested under the terms of employee benefit programs maintained by the Company or its affiliates for its employees.

     (c) Definitions. For purposes of this Agreement, the following terms have the following meanings:

          (i) The term "Termination for Cause" means, to the maximum extent permitted by applicable law, (x) a termination of the Executive's employment by the Company because the Executive has breached or failed to perform his duties under this Agreement, applicable law or the by-laws of the Company, including the unreasonable neglect or refusal to perform duties assigned by the Board or Executive Committee, (y) abuse of office or malfeasance by Executive, or (z) conviction of the Executive of a felony which the Board reasonably deems to be an "abuse of office" or a crime of moral turpitude.

          (ii) The term "Constructive Discharge" means a termination of the Executive's employment by the Executive due to a failure of the Company or its successors without the prior consent of the Executive to fulfill the obligations under this Agreement in any material respect.

          (iii) The term "Without Cause Termination" means termination of the Executive's employment by the Company, upon 30 days written notice to the Executive, other than due to (v) Permanent Disability, (x) retirement, (y) expiration of the Term, or (z) Termination for Cause.

          (iv)  The term  "Permanent  Disability"  means  the  inability  of the
Executive, as determined by the Board and confirmed by competent medical evidence, to work for a period of three continuous full calendar months or 90 non-consecutive days during any twenty-four consecutive calendar months due to illness or injury of a physical or mental nature. To determine issues of disability, the Executive agrees to submit himself for appropriate medical examination to physicians reasonably acceptable to the Company and the Executive.

          6. OTHER DUTIES OF EXECUTIVE DURING AND AFTER TERM.

          (a) Confidentiality and Non-Disclosure Policy/Non-Solicitation Policy/ Inventions Policy. Executive shall execute and deliver to the Company the Confidentiality and Non-Disclosure Policy, Non-Solicitation Policy and Inventions Policy, copies of which are attached as Exhibits A, B and C and the terms of which are incorporated herein as if fully set forth.

          (b) Remedies. The Company's obligation to make payments, deliver shares of stock or provide for any benefits under this Agreement (except to the extent vested or exercisable) shall cease upon a violation of the preceding provision of this section. The Executive's agreement as set forth in this
Section 6 shall survive the Executive's termination of employment with the Company.

          7. WITHHOLDING TAXES.

          The Company may directly or indirectly withhold from any payments made under this Agreement all Federal, state, city or other taxes as shall be required pursuant to any law or governmental regulation or ruling.

          8. CONSOLIDATION, MERGER, OR SALE OF ASSETS.

          Nothing in this Agreement shall preclude the Company or its subsidiaries or affiliates from consolidation or merging into or with, or transferring all or substantially all their or its assets, to, another corporation which assumes this Agreement and all obligations and undertakings of the Company hereunder. Upon such a consolidation, merger or transfer of assets the term "Company" as used herein shall mean such other corporation and this Agreement shall continue in full force and effect.

          9. NOTICES.

          All notices, requests, demands and other communications required or permitted hereunder shall be given in writing and shall be deemed to have been duly given if delivered or mailed, postage prepaid, by same day or overnight mail as follows:

         (a)               To the Company:
                           Emerson Radio Corp.
                           9 Entin Road
                           Parsippany, New Jersey  07054
                           Attn:  Chief Executive Officer

         (b)               To the Executive:
                           John J. Raab
                           905 Birch Drive
                           Brielle, New Jersey 08730

or such other address as either party shall have previously specified in writing to the other.

          10. RIGHTS TO PAYMENTS.

          Executive shall not under any circumstances have any option or right to require payments hereunder otherwise than in accordance with the terms of this Agreement. Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, hypothecation or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to effect any such action shall be null, void and of no effect; provided, however, that nothing in this Section 10 shall preclude the assumption of such rights by executors, administrators or other legal representatives of the Executive or his estate and their assigning any rights hereunder to the person or persons entitled thereto.

          11. SOURCE OF PAYMENT.

          All payments provided for under this Agreement shall be paid in cash from the general funds of the Company. The Company shall not be required to establish a special or separate fund or other segregation of assets to assure such payments, and, if the Company shall make any investments to aid it in meeting its obligations hereunder, the Executive shall have no right, title or interest whatever in or to any such investments except as may otherwise be expressly provided in a separate written instrument relating to such investments. Nothing contained in this Agreement, and no action taken pursuant to its provisions, shall create or be construed to create a trust of any kind, or a fiduciary relationship, between the Company and the Executive or any other person. To the extent that any person acquires a right to receive payments from the Company hereunder, such right, without prejudice to rights which employees may have, shall be no greater than the right of an unsecured creditor of the Company.

          12. BINDING AGREEMENT.

          Expect as otherwise expressly provided herein, this Agreement shall be binding upon, and shall inure to the benefit of, the Company, its successors and assigns. This Agreement, as it relates to the Executive, is a personal contract and the rights and interests of the Executive hereunder may not be sold, transferred, assigned, pledged or hypothecated except as expressly provided herein.

          13. GOVERNING LAW AND JURISDICTION

          The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of New Jersey. All disputes between the parties concerning this Agreement will be resolved under the laws of the State of New Jersey, U.S.A., excluding the conflicts of laws provisions thereof, in the English language, and the courts of New Jersey will have sole and exclusive jurisdiction over the parties in any such dispute and venue shall lie exclusively in Morris County, New Jersey. However, it is expressly understood that this Section shall not preclude the Company's right to make application for, and seek enforcement of, injunctive relief in any court having jurisdiction. Executive acknowledges that there is no adequate remedy at law for a breach of this Agreement, or any warranty, representation or covenant set forth, and monetary damages would not be a sufficient remedy. Accordingly, the Company shall be entitled to any equitable remedies available including, but not limited to, an immediate temporary restraining order and/or preliminary injunction, without bond or security, and such other further relief as any court with jurisdiction may deem just and proper.

          14. COUNTERPARTS.

          This Agreement may be executed in any number of counterparts, each of which when executed shall be deemed to be an original and all of which together shall be deemed to be one and the same instrument.

          IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer and the Executive has signed this Agreement, all as of the first date above written.



                                                  EMERSON RADIO CORP.


                                                  By: /s/ Geoffrey P. Jurick
                                                      Geoffrey P. Jurick
                                                      Chairman, Chief Executive
                                                      Officer and President

                                                  EXECUTIVE

                                                     /s/ John J. Raab
                                                     John J. Raab

                                  EXHIBIT 26.1

          EMPLOYMENT AGREEMENT, dated effective as of September 1, 2001, between EMERSON RADIO CORP., a Delaware corporation (the "Company"), and ELIZABETH J. CALIANESE MCPARTLAND ("Executive")

     In light of the state of the present state of the Company's business and the need for the Company to have the Executive continue to perform her job functions, the Executive is willing to continue to serve as General Counsel, Senior Vice President - Human Resources and Secretary of the Company, and the Company desires to retain the Executive in such capacities, on the terms and conditions herein set forth.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, the Company and the Executive hereby agree as follows:

     1. EMPLOYMENT.

     (a) The Company agrees to employ the Executive and the Executive agrees to be employed by and serve the Company upon the terms and conditions hereinafter provided for a period commencing effective as of September 1, 2001 and continuing until August 31, 2004 (the "Term"). As used in this Agreement, the term "Company" shall be deemed to include any and all present and future subsidiaries and affiliates of the Company. The Executive hereby represents and warrants that she has the legal capacity to execute and perform this Agreement, that it is a valid and binding agreement against her according to its terms, and that its execution and performance by her does not violate the terms of any existing agreement or understanding to which the Executive is a party. In addition, the Executive represents and warrants that she knows of no reason why she is not physically capable of performing her obligations under this Agreement in accordance with its terms.

     2. POSITION AND DUTIES.

     During the Term, the Executive agrees to serve as General Counsel, Senior Vice President - Human Resources and Secretary of the Company, and will have such powers and duties as are commensurate with such positions and as may be conferred upon or delegated to her by the Board of Directors (the "Board") of the Company, the Chairman or the Chief Executive Officer. The Executive shall report directly to the Chief Executive Officer unless otherwise directed by the Board. In addition, the Executive agrees to serve from time to time in such other positions with the Company or its subsidiaries or affiliates as may be specified by the Board, the Chairman or the Chief Executive Officer of the Company and thereafter approved by the board of directors of the applicable entity. During the Term, and except for illness or incapacity, the Executive shall devote such business time, attention, skill and efforts as necessary for the business and affairs of the Company and its subsidiaries and affiliates and the promotion of their interests and shall not take part in activities detrimental to the best interests of the Company.

     3. COMPENSATION

     For all services rendered by the Executive in any capacity required hereunder during the Term, including, without limitation, services as an executive, officer, director, or member of any committee of the Company, or any subsidiary, affiliate or division thereof, the Executive shall be compensated as follows:

          (a) Base Salary. The Company shall pay the Executive an initial salary of $200,000 per annum or such higher annual amount as is being paid from time to time pursuant to the terms hereof ("Base Salary"). The Base Salary shall be reviewed from time to time and subject to such periodic increases as the Board of Directors shall deem appropriate in accordance with the Company's customary procedures and practices regarding the salaries of senior officers. Base Salary shall be payable in accordance with the customary payroll practices of the Company, but in no event less frequently than monthly.

          (b) Bonus. The Executive may also receive an annual performance bonus to be recommended by the Compensation and Personnel Committee of the Board and to be established and payable from time to time at the sole discretion of the Board.

          (c) Additional Benefits. Except as modified by this Agreement, the Executive shall be entitled to participate in all compensation or employee benefit plans or programs, and to receive all benefits, perquisites and emoluments, for which any salaried employees of the Company are eligible under any plan or program now or hereafter established and maintained by the Company for senior officers, to the fullest extent permissible under the general terms and provisions of such plans or programs and in accordance with the provisions thereof, including group hospitalization, health, dental-care, life or other insurance, tax-qualified pension, savings, thrift and profit-sharing plans, termination pay programs, sick-leave plans, travel or accident insurance, disability insurance, director and officer liability insurance, automobile allowance or automobile lease plans, and executive contingent compensation plans, including, without limitation, capital accumulation programs and stock purchase, restricted stock and stock option plans. Notwithstanding the foregoing, nothing in this Agreement shall preclude the amendment or termination of any such plan or program, provided that such amendment or termination is applicable generally to the senior officers of the Company or any subsidiary or affiliate.

          (d) Perquisites. The Company also will furnish the Executive, without cost to her, excluding any associated tax liability, with perquisites consistent with those afforded other senior executives holding positions with the Company comparable to the position held by the Executive, including the following:

               (i) reimbursement of all out-of-pocket expenses incurred in the discharge of the Executive's duties pursuant to this Agreement; and (ii) five weeks paid vacation per year.

     4. BUSINESS EXPENSES.

     The Company shall pay or reimburse the Executive for all reasonable travel or other expenses incurred by the Executive in connection with the performance of her duties and obligations under this Agreement, subject to the Executive's presentation of appropriate vouchers in accordance with such procedures as the Company may from time to time establish for senior officers and to preserve any deductions for federal income taxation purposes to which the Company may be entitled. The Company shall pay all fees and expenses related to the maintenance or retention of professional certifications and licenses, including, without limitation, satisfaction of continuing professional education requirements. During the Term and for a period of three (3) years thereafter, the Company shall procure, pay for and maintain legal malpractice insurance coverage covering Executive for occurrences and actions taken by her at any time prior to or during the Term on behalf of the Company or its employees. Such coverage shall be with good and solvent carriers rated A+ or better by A.M. Best ("Best") and shall be in such amounts from time to time agreed upon by the Executive and the Company. In no event, however, shall the limits or coverage be reduced below or the deductible or retained amount increased above the coverage and limits in effect presently. The Company shall pay for the benefit of the Executive all sums which are or may be construed as deductible amounts not otherwise payable by the insurer under the terms of the coverage provided.

     5. EFFECT OF TERMINATION OF EMPLOYMENT.

     (a) Certain Terminations. In the event the Executive's employment hereunder terminates due to either Permanent Disability, a Without Cause Termination or a Constructive Discharge, the Company shall, as liquidated damages or severance pay, or both, continue, subject to the provisions of Section 6 below, to pay the Executive's Base Salary as in effect at the time of such termination as such payments would otherwise become due and payable until the expiration of the Term (the "Severance Period") and the other benefits and qualified stock options provided hereunder shall continue to vest pursuant to the terms hereof during the Severance Period, provided, that in the case of Permanent Disability, such payments shall be offset by any amounts otherwise paid to the Executive under the Company's disability program generally available to other employees. In addition, earned but unpaid Base Salary as of the date of termination of employment shall be payable in full. Group hospitalization, health, dental care, life or other insurance, travel or accident insurance and disability insurance shall continue through the end of the Severance Period.

          (b) Other Terminations. In the event that the Executive's employment hereunder terminates due to a Termination for Cause or the Executive unilaterally severs the employment relationship or terminates employment with the Company for reason other than a Constructive Discharge or Permanent Disability, earned but unpaid Base Salary as of the date of termination of employment shall be payable in full. However, no other payments of any nature whatsoever, including unearned Base Salary, shall be made, or benefits provided, by the Company under this Agreement except benefits vested and payable under any retirement plan and benefits that have already become vested under the terms of employee benefit programs maintained by the Company or its affiliates for its employees.

          (c) Definitions. For purposes of this Agreement, the following terms have the following meanings:

               (i) The term "Termination for Cause" means, to the maximum extent permitted by applicable law, (x) a termination of the Executive's employment by the Company because the Executive has breached or failed to perform her duties under this Agreement, applicable law or the by-laws of the Company, including the unreasonable neglect or refusal to perform duties assigned by the Board or Executive Committee, (y) abuse of office or malfeasance by Executive, or (z) conviction of the Executive of a felony which the Board reasonably deems to be an "abuse of office" or a crime of moral turpitude.

               (ii) The term "Constructive Discharge" means a termination of the Executive's employment by the Executive due to a failure of the Company or its successors without the prior consent of the Executive to fulfill the obligations under this Agreement in any material respect.

               (iii) The term "Without Cause Termination" means termination of the Executive's employment by the Company, upon 30 days written notice to the Executive, other than due to (v) Permanent Disability, (x) retirement, (y) expiration of the Term, or (z) Termination for Cause.

               (iv) The term "Permanent Disability" means the inability of the Executive, as determined by the Board and confirmed by competent medical evidence, to work for a period of three continuous full calendar months or 90 non-consecutive days during any twenty-four consecutive calendar months due to illness or injury of a physical or mental nature. To determine issues of disability, the Executive agrees to submit herself for appropriate medical examination to physicians reasonably acceptable to the Company and the Executive.

     6. OTHER DUTIES OF EXECUTIVE DURING AND AFTER TERM.

          (a) Confidentiality and Non-Disclosure Policy/Non-Solicitation Policy/ Inventions Policy. Executive shall execute and deliver to the Company the Confidentiality and Non-Disclosure Policy, Non-Solicitation Policy and Inventions Policy, copies of which are attached as Exhibits A, B and C and the terms of which are incorporated herein as if fully set forth.

          (b) Remedies. The Company's obligation to make payments, deliver shares of stock or provide for any benefits under this Agreement (except to the extent vested or exercisable) shall cease upon a violation of the preceding provision of this section. The Executive's agreement as set forth in this
Section 6 shall survive the Executive's termination of employment with the Company.

     7. WITHHOLDING TAXES.

     The Company may directly or indirectly withhold from any payments made under this Agreement all Federal, state, city or other taxes as shall be required pursuant to any law or governmental regulation or ruling.

     8. CONSOLIDATION, MERGER, OR SALE OF ASSETS.

     Nothing in this Agreement shall preclude the Company or its subsidiaries or affiliates from consolidation or merging into or with, or transferring all or substantially all their or its assets, to, another corporation which assumes this Agreement and all obligations and undertakings of the Company hereunder. Upon such a consolidation, merger or transfer of assets the term "Company" as used herein shall mean such other corporation and this Agreement shall continue in full force and effect.

     9. NOTICES.

     All notices, requests, demands and other communications required or permitted hereunder shall be given in writing and shall be deemed to have been duly given if delivered or mailed, postage prepaid, by same day or overnight mail as follows:

         (a)               To the Company:
                           Emerson Radio Corp.
                           9 Entin Road
                           Parsippany, New Jersey  07054
                           Attn:  Chief Executive Officer


         (b)               To the Executive:
                           Elizabeth J. Calianese McPartland
                           521 Oradell Avenue
                           Oradell, New Jersey 07649

or such other address as either party shall have previously specified in writing to the other.

     10. RIGHTS TO PAYMENTS.

     Executive shall not under any circumstances have any option or right to require payments hereunder otherwise than in accordance with the terms of this Agreement. Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, hypothecation or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to effect any such action shall be null, void and of no effect; provided, however, that nothing in this Section 10 shall preclude the assumption of such rights by executors, administrators or other legal representatives of the Executive or her estate and their assigning any rights hereunder to the person or persons entitled thereto.

     11. SOURCE OF PAYMENT.

     All payments provided for under this Agreement shall be paid in cash from the general funds of the Company. The Company shall not be required to establish a special or separate fund or other segregation of assets to assure such payments, and, if the Company shall make any investments to aid it in meeting its obligations hereunder, the Executive shall have no right, title or interest whatever in or to any such investments except as may otherwise be expressly provided in a separate written instrument relating to such investments. Nothing contained in this Agreement, and no action taken pursuant to its provisions, shall create or be construed to create a trust of any kind, or a fiduciary relationship, between the Company and the Executive or any other person. To the extent that any person acquires a right to receive payments from the Company hereunder, such right, without prejudice to rights which employees may have, shall be no greater than the right of an unsecured creditor of the Company.


     12. BINDING AGREEMENT.

     Expect as otherwise expressly provided herein, this Agreement shall be binding upon, and shall inure to the benefit of, the Company, its successors and assigns. This Agreement, as it relates to the Executive, is a personal contract and the rights and interests of the Executive hereunder may not be sold, transferred, assigned, pledged or hypothecated except as expressly provided herein.

     13. GOVERNING LAW AND JURISDICTION

     The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of New Jersey. All disputes between the parties concerning this Agreement will be resolved under the laws of the State of New Jersey, U.S.A., excluding the conflicts of laws provisions thereof, in the English language, and the courts of New Jersey will have sole and exclusive jurisdiction over the parties in any such dispute and venue shall lie exclusively in Morris County, New Jersey. However, it is expressly understood that this Section shall not preclude the Company's right to make application for, and seek enforcement of, injunctive relief in any court having jurisdiction. Executive acknowledges that there is no adequate remedy at law for a breach of this Agreement, or any warranty, representation or covenant set forth, and monetary damages would not be a sufficient remedy. Accordingly, the Company shall be entitled to any equitable remedies available including, but not limited to, an immediate temporary restraining order and/or preliminary injunction, without bond or security, and such other further relief as any court with jurisdiction may deem just and proper.

     14. COUNTERPARTS.

     This Agreement may be executed in any number of counterparts, each of which when executed shall be deemed to be an original and all of which together shall be deemed to be one and the same instrument.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer and the Executive has signed this Agreement, all as of the first date above written.



                                          EMERSON RADIO CORP.


                                          By: /s/ Geoffrey P. Jurick
                                              Geoffrey P. Jurick
                                              Chairman, Chief Executive
                                              Officer and President

                                         EXECUTIVE

                                         /s/ Elizabeth J. Calianese McPartland
                                         Elizabeth J. Calianese McPartland

                                Exhibit 10.26.2

                        Effective as of September 1, 2001

Mr. Geoffrey P. Jurick
c/o Emerson Radio (Hong Kong) Limited
705-711, Tower 2
The Gateway
25-27 Canton Road
Kowloon, Hong Kong

                              Employment Agreements

Dear Mr. Jurick:

This letter will serve as acknowledgement that you have been performing your services as set forth in those certain Employment Agreements, each dated July 7, 1992, as amended by the Extension of Employment Agreements, dated April 16, 1997 (collectively, the "Agreements"), by and between you and each of Emerson Radio International Ltd. (formerly known as Emerson Radio (B.V.I.) Ltd.), Emerson Radio (Hong Kong) Limited and Emerson Radio Corp.

This will serve as confirmation of our agreement that the Agreements shall be in full force and effect as of September 1, 2001 through and including August 31, 2004. The base salary compensation of the Agreements shall remain at the level in effect as of April 16, 1997 with any required adjustment in the present manner of payment of any portion thereof in the event your employment with Sport Supply Group, Inc. is terminated.

Except as specifically amended hereby, the terms of each of the Agreements shall remain in full force and effect. Please indicate your agreement to the above by signing in the space provided below.

Very truly yours:
Emerson Radio International Ltd.          Emerson Radio Corp.

By: John J. Raab, Director                By: /s/ Elizabeth J. Calianese, SVP-HR
     (Name)      (Title)                          (Name)               (Title)

Emerson Radio (Hong Kong) Limited


By: John J. Raab, Director
   (Name)        (Title)                   ACKNOWLEDGED, UNDERSTOOD
                                           AND AGREED TO AS OF SEPTEMBER 1, 2001

                                           By: /s/ Geoffrey P. Jurick
                                               Geoffrey P. Jurick