Form 10-Q
period 2001-12-31
EMERSON RADIO CORP
filed 2002-02-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 2001

                           or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from_____________________ to__________________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


     Indicate the number of shares outstanding of common stock as of February 11, 2002: 31,251,578.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except earnings per share data)

                                                      Three Months Ended                             Nine Months Ended
                                           ---------------------------------------    ------------------------------------------
                                            December 31, 2001    December 31, 2000      December 31, 2001      December 31, 2000
                                           -------------------   -----------------    -------------------    -------------------


Net revenues                               $  70,611               $  80,010              $ 259,307              $ 321,553
Costs and expenses:
   Cost of sales                              55,470                  62,655                208,305                262,630
   Other operating costs and expenses            890                     398                  3,634                  3,021
   Selling, general &
          administrative expenses             13,144                  14,421                 38,037                 43,887
                                          ----------------      ------------------    -------------------    ----------------
                                              69,504                  77,474                249,976                309,538
                                          ----------------      ------------------    -------------------    ----------------
Operating income                               1,107                   2,536                  9,331                 12,015
Interest expense, net                           (844)                 (1,049)                (2,707)                (3,126)
Litigation  settlement                         2,933                     --                   2,933                    --
Minority interest in net loss
   of consolidated subsidiary                  1,751                   1,410                  2,070                  2,337
                                          ================       =================     ==================    ================
Income before income taxes                     4,947                   2,897                 11,627                 11,226
Provision (benefit) for income taxes
                                                 816                    (811)                   564                  (645)
                                          ----------------       -----------------    -------------------    ----------------
Net income                                 $   4,131               $   3,708              $  11,063              $ 11,871
                                          ================       =================    ===================    ================

Net income per common share
   Basic                                   $     .13                $    .12               $    .35              $    .33
                                           ===============       =================    ===================    =================
   Diluted                                 $     .11                $    .10               $    .31              $    .30
                                           ===============       =================    ===================    =================

Weighted average number of
   common shares outstanding

   Basic                                      31,274                  31,272                 31,320                36,303
                                           ================    ===================    ===================    ===================
   Diluted                                    40,253                  39,955                 40,392                44,535
                                           ================    ===================    ===================    ===================

         The accompanying notes are an integral part of the interim consolidated financial statements.



                      EMERSON RADIO CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                                                         December 31,           March 31,
                                                                                            2001                  2001
                                                                                      -------------------    --------------
                                                                                      (Unaudited)

                                           ASSETS
         Current Assets:
           Cash and cash equivalents                                                    $  15,796              $  7,987
           Accounts receivable (less allowances of
              $6,125 and $4,498, respectively)                                             21,941                26,552
           Other receivables                                                                5,668                   781
           Inventories                                                                     40,865                44,477
           Prepaid expenses and other current assets                                        3,813                 3,611
           Deferred tax assets                                                              1,419                 1,419
                                                                                      ---------------------    ------------
              Total current assets                                                         89,502                84,827

         Property and equipment - (net of
             accumulated depreciation and amortization
             of $5,358 and $3,594, respectively)                                           11,495                12,718
         Deferred catalog expenses                                                          1,768                 2,437
         Goodwill and other intangible assets                                              11,987                13,388
         Deferred tax assets                                                                4,081                 4,081
         Other assets                                                                       1,277                 1,555
                                                                                      ---------------------    ------------
              Total Assets                                                              $ 120,110              $119,006
                                                                                      =====================    ============
                            LIABILITIES AND SHAREHOLDER'S EQUITY
         Current Liabilities:
           Short-term borrowings                                                        $   4,401              $  5,094
           Current maturities of long-term borrowings                                      20,862                   139
           Accounts payable and other current
             Liabilities                                                                   32,214                34,703
           Accrued sales returns                                                            4,185                 4,913
           Income taxes payable                                                               687                   481
                                                                                      ------------------     --------------
              Total current liabilities                                                    62,349                45,330

         Long-term borrowings                                                              15,111                38,257
         Minority interest                                                                 17,123                20,288
         Shareholders' Equity:
           Preferred shares - 10,000,000
             shares authorized, 3,677
             shares issued and outstanding                                                  3,310                 3,310
           Common shares - $.01 par value, 75,000,000
             shares authorized; 51,475,511 shares
             issued; 31,259,578 and 31,343,978 shares
             outstanding, respectively                                                        515                   515
           Capital in excess of par value                                                 113,459               113,459
           Accumulated other comprehensive losses                                            (119)                 (118)
           Accumulated deficit                                                            (77,780)              (88,843)
           Treasury stock, at cost 20,215,933 and
             20,131,533 shares, respectively                                              (13,858)              (13,192)
                                                                                      ------------------    ---------------
              Total shareholders' equity                                                   25,527                15,131
                                                                                      ------------------    ---------------
              Total Liabilities and Shareholders' Equity                                $ 120,110               $119,006
                                                                                      ==================    ===============

 The accompanying notes are an integral part of the interim consolidated financial statements.


                                              EMERSON RADIO CORP. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)
                                                         (In thousands)

                                                                                                   Nine Months Ended
                                                                                        --------------------------------------
                                                                                         December 31,           December 31,
                                                                                             2001                   2000
                                                                                         ----------------     ----------------
      Cash Flows from Operating Activities:
        Net cash provided by operating activities                                        $ 12,575                    $14,317
                                                                                         ----------------     ----------------

      Cash Flows from Investing Activities:
        Investment in affiliate, net of cash acquired
               of $446                                                                       (421)                      (712)
        Other                                                                                (563)                      (365)
                                                                                         ----------------     -----------------
        Net cash used by investing activities                                                (984)                    (1,077)
                                                                                         ----------------     -----------------
      Cash Flows from Financing Activities:
        Purchase of common stock and options                                                 (666)                   (10,164)
        Net repayments of borrowings                                                       (3,116)                      (310)
        Other                                                                                 --                          (7)
                                                                                         ----------------     ----------------
        Net cash used by financing activities                                              (3,782)                   (10,481)
                                                                                         ----------------     ----------------

      Net increase in cash and cash equivalents                                             7,809                      2,759
      Cash and cash equivalents at beginning
          of year                                                                           7,987                      8,539
                                                                                         ----------------     ----------------
      Cash and cash equivalents at end of period                                          $15,796                    $11,298
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

     The Company operates in two business segments: consumer electronics and sporting goods. The consumer electronics segment designs, sources, imports and markets a variety of consumer electronic products and licenses the "[OBJECT OMITTED]" trademark for a variety of products domestically and internationally to certain licensees. The sporting goods segment, which is operated through Emerson's 52.8% ownership of SSG, manufactures and markets sports related equipment and leisure products to institutional customers in the United States.

     The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company's consolidated financial position as of December 31, 2001 and the results of operations for the three and nine month periods ended December 31, 2001 and 2000. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company's annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2001 ("Fiscal 2001"), included in the Company's annual report on Form 10-K.

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

     Due to the seasonal nature of the Company's consumer electronics segment and its sporting goods segment, the results of operations for the three and nine month periods ended December 31, 2001 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2002 ("Fiscal 2002").

     Certain reclassifications were made to conform prior years financial statements to the current presentation.

NOTE 2 - COMPREHENSIVE INCOME

     The Company's comprehensive income for the three and nine month periods ended December 31, 2001 and 2000 are as follows (in thousands):


                                                         Three Months Ended                        Nine Months Ended
                                                --------------------------------------    ----------------------------------
                                                December 31,            December 31,        December 31,      December 31,
                                                      2001                 2000                2001              2000
                                                -----------------    -----------------    ---------------- -----------------

Net income                                        $  4,131              $ 3,708              $ 11,063         $ 11,871
Currency translation adjustment                         (3)                  (2)                   --               (6)
Unrealized losses on securities,    net
                                                        (2)                  (8)                   (1)            ( 36)
                                                ----------------    -----------------    ---------------- -----------------

Comprehensive income                              $  4,126              $ 3,698              $ 11,062         $ 11,829
                                                ================    =================    ================ =================


     NOTE 3 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                             For the Three                             For the Nine
                                                             Months Ended                              Months Ended
                                                 --------------------------------------    --------------------------------------
                                                  December 31,         December 31,          December 31,           December 31,
                                                      2001                 2000                  2001                  2000
                                                 ----------------    ------------------    ------------------    ----------------

Numerator:
Net income                                       $   4,131           $   3,708             $  11,063              $ 11,871
Less:  preferred stock dividends                        --                  13                    --                    39
                                                 ----------------    ------------------    ------------------    ----------------
Numerator for basic earnings per
    share - income available to
    common stockholders                              4,131               3,695                11,063                11,832
Add back to effect assumed conversions:
  Preferred stock dividends                             --                  13                    --                    39
  Interest on convertible debentures                   441                 441                 1,323                 1,323
                                                 ================    =================     =================     ===============
  Numerator for diluted earnings
    per share                                    $   4,572           $   4,149              $ 12,386              $ 13,194
                                                 ================    ==================    ==================    ================
Denominator:
Denominator for basic earnings
    per share - weighted average
    shares                                          31,274              31,272                31,320                36,303
Effect of dilutive securities:
  Preferred shares                                   3,395               2,510                 3,395                 2,510
  Convertible debentures                             5,204               5,204                 5,204                 5,204
  Options and warrants                                 380                 969                   473                   518
                                                  ----------------    ----------------  ------------------    ----------------
Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    conversions                                     40,253              39,955               40,392                 44,535
                                               ================    ==================    ==================    ================
Basic earnings per share                        $      .13           $     .12             $    .35               $    .33
                                               ================    ==================    ==================    ================
Diluted earnings per share                      $      .11           $     .10             $    .31               $    .30
                                               ================    ==================    ==================    ================


     NOTE 4- CAPITAL STRUCTURE

     The outstanding capital stock of the Company at December 31, 2001 consisted of common stock and Series A convertible preferred stock.

     During the quarters ended December 31, 2001 and 2000 there were no conversions of Series A Preferred Stock. If all existing outstanding preferred shares were converted at December 31, 2001, approximately 3.4 million additional common shares would be issued. The Preferred Stock accrued dividends, on a cumulative basis at 1.4% through March 31, 2001. At December 31, 2001, the Company was in compliance with the default provisions and owed dividends in arrears of $990,000.

     At December 31, 2001, Emerson had outstanding approximately 1.7 million options with exercise prices ranging from $1.00 to $1.50. At December 31, 2001, SSG had outstanding approximately 920,000 options with exercise prices ranging from $.95 to $9.44.

     At December 31, 2001, the Company also had outstanding approximately $20.8 million of Senior Subordinated Convertible Debentures due in August 2002. See "Note 7 - Long Term Borrowings".


     NOTE 5 - INVENTORY

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for the consumer electronics segment and for the sporting goods segment, weighted-average cost method for items manufactured and for items purchased for resale. As of December 31, 2001 and March 31, 2001, inventories consisted of the following:



                                                                   December 31, 2001            March 31, 2001
                                                                 --------------------       --------------------
                                                                                     (in thousands)

     Raw materials                                                    $2,429                        $3,728
     Work-in-process                                                     344                           377
     Finished                                                         40,518                        42,643
                                                                --------------------           --------------
                                                                      43,291                        46,748
     Less inventory allowances                                        (2,426)                       (2,271)
                                                                ====================           ==============

                                                                 $  40,865                     $  44,477
                                                                 ===================           ==============


     NOTE 6 - INVESTMENT IN SPORT SUPPLY GROUP, INC.

     As of December 31, 2001 and March 31, 2001, Emerson owned 4,707,023 and 4,463,223 (52.8% and 50.1% of the issued and outstanding) shares of common stock of SSG, respectively. SSG's results of operations and the minority interest related to those results have been included in the Company's quarterly results of operations as though it had been acquired at the beginning of the year ended March 31, 2001.

     Effective March 1997, Emerson entered into a Management  Services Agreement
with  SSG,   under  which  each  company   provides   various   managerial   and
administrative services to the other company.

     NOTE 7 - LONG-TERM BORROWINGS

     As of December 31, 2001 and March 31, 2001, long-term borrowings consisted of the following:


                                                                           December 31,              March 31,
                                                                               2001                     2001
                                                                      ------------------       -------------------
                                                                                     (in thousands)
     8 1/2% Senior Subordinated Convertible
       Debentures Due 2002                                                $20,750                   $20,750
     Notes payable under revolving line
       of credit                                                           14,856                    17,088
     Equipment notes and other                                                367                       558
                                                                      ------------------       -----------------
                                                                           35,973                    38,396

     Less current maturities                                               20,862                       139
                                                                      ------------------      ------------------
       Long term debt and notes payable                                   $15,111                   $38,257
                                                                      ==================      ==================


     The Senior Subordinated Convertible Debentures Due 2002 ("Debentures") were issued by Emerson in August 1995. The Debentures bear interest at the rate of 8 1/2% per annum, payable quarterly, and mature on August 15, 2002. Accordingly, at December 31, 2001, the Debentures are classified as a current liability. The Debentures are convertible into shares of the Company's common stock at any time prior to redemption or maturity at a conversion price of $3.9875 per share, subject to adjustment under certain circumstances. The Debentures are redeemable in whole or in part at the Company's option at a redemption price of 101% until maturity. The Debentures are subordinated to all existing and future senior indebtedness (as defined in the Indenture governing the Debentures). The Debentures restrict, among other things, the amount of senior indebtedness and other indebtedness that the Company and, in certain instances, its consolidated subsidiaries, may incur. Each holder of Debentures has the right to cause the Company to redeem the Debentures if certain designated events (as defined) should occur. The Debentures are subject to certain restrictions on transfer. See Item 2 "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources".

     Notes payable under a revolving line of credit (Revolver) were issued by SSG in March 2001, replacing a prior facility. The facility provides for a three-year $25 million revolving line of credit, and provides for revolving loans and is subject to individual maximums which, in the aggregate, cannot exceed the lesser of $25 million or a "Borrowing Base" amount based upon specified percentages of eligible accounts receivables and inventories. Amounts outstanding under the senior credit facility are secured by substantially all the assets of SSG and its subsidiaries. At December 31, 2001, the interest rate charged under this facility was a combination of LIBOR plus 2.5% plus prime. Pursuant to the Loan and Security Agreement, the Company is restricted from, among other things, paying cash dividends and entering into certain transactions without the lender's prior consent.


   NOTE 8 - SEGMENT INFORMATION

     The following table presents certain operating segment information for each of the three and nine month periods ended December 31, 2001 and 2000 (in thousands):


                                               Three Months Ended                   Three Months Ended
                                                December 31, 2001                    December 31, 2000
                                       ------------------------------------ ------------------------------------
                                            Consumer          Sporting           Consumer          Sporting
                                           Electronics          Goods          Electronics          Goods
                                       ------------------------------------ ------------------------------------

     Net revenues from external
          Customers                                 $53,568    $17,043                 $61,809      18,201
     Income (loss) before
          income taxes                               $6,605    ($3,319)                 $5,062     ($3,526)
     Segment assets                                 $56,336    $62,087                $44,627        $71,618



                                                Nine Months Ended                    Nine Months Ended
                                                December 31, 2001                    December 31, 2000
                                       ------------------------------------ ------------------------------------
                                             Consumer          Sporting          Consumer          Sporting
                                            Electronics         Goods           Electronics          Goods
                                       ------------------------------------ -------------------------------------

     Net revenues from external
          Customers                         $186,064           $73,243             $240,627        $80,926
     Income (loss) before
          income taxes                       $14,173           ($4,350)             $14,852        ($5,818)



     Note 9 - LEGAL PROCEEDINGS

     The Company is involved in legal proceedings and claims of various types in the ordinary course of its business. See "Part II - Other Information Item 1. Legal Proceedings" of this report for information on a recent settlement with a former trademark licensee. While any such litigation to which the Company is a party contains an element of uncertainty, management presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company's consolidated financial position.

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

     Consolidated Operations:

     The following table sets forth, for the periods indicated, certain items related to the consolidated statements of operations as a percentage of net revenues for the three and nine month periods ended December 31, 2001 and 2000:



                                                                   Three Months Ended                   Nine Months Ended
                                                                       December 31,                        December 31,
                                                        ------------------------------------------------------------------------
                                                                2001           2000                2001              2000
                                                        ------------------------------------------------------------------------

     Net revenues (in thousands)                             $70,611         $80,010            $259,307          $321,553
     Cost of sales                                              78.6%           78.3%               80.3%             81.7%
     Other operating costs & exp                                 1.3%            0.5%                1.4%              0.9%
     Selling, general & admin                                   18.6%           18.0%               14.7%             13.7%
                                                        ------------------------------------------------------------------------
                                                                98.5%           96.8%               96.4%             96.3%
                                                        ------------------------------------------------------------------------
          Operating income                                       1.5%            3.2%                3.6%              3.7%

     Interest expense, net                                      (1.2%)          (1.3%)              (1.0%)            (1.0%)
     Litigation settlement                                       4.2%             --                 1.1%               --
     Minority interest in net loss of
     consolidated subsidiary                                     2.5%            1.7%                0.8%              0.8%
                                                        ------------------------------------------------------------------------
          Income before income taxes                             7.0%            3.6%                4.5%              3.5%
     Provision (benefit) for income
          Taxes                                                  1.2%           (1.0%)               0.2%             (0.2%)
                                                        ------------------------------------------------------------------------
         Net income                                              5.8%            4.6%                4.3%              3.7%
                                                        ========================================================================


Results of Consolidated Operations - Three and nine months ended December 31, 2001 compared with the three and nine months ended December 31, 2000:

     Net Revenues - Consolidated net revenues for the three month period ended December 31, 2001 decreased $9.4 million (11.8%) as compared to the same period ended December 31, 2000. Consolidated net revenues for the nine months ended December 31, 2001 decreased $62.2 million (19.4%) as compared to the same period ended December 31, 2000. The decreases for the three and nine month periods were primarily from the consumer electronics segment as a result of a general slow-down in the economy and a reduction in unit sales of microwave oven's products. Full year revenues for the consumer electronics segment for fiscal 2002 are expected to be less than full year revenues for fiscal 2001 due to the changing economic conditions of the U.S. economy.

     Cost of Sales - Cost of sales, as a percentage of consolidated net revenues, increased from 78.3% for the three months ended December 31, 2000 to 78.6% for the same period in fiscal 2002. For the nine months ended December 31, 2001, cost of sales, as a percentage of consolidated net revenues decreased to 80.3% from 81.7% for the same period in fiscal 2001. The increase in cost of sales for the three months ended December 31, 2001 was primarily attributable to a higher cost of sales as a percentage of net revenues in the consumer electronics segment, partially offset by a decrease in cost of sales as a percentage of net revenues in the sporting goods segment. The decrease in cost of sales for the nine months ended December 31, 2001 was primarily from a lower cost of sales as a percentage of net revenues in the consumer electronics segment.

     Other Operating Costs and Expenses - Other operating costs and expenses are associated with the consumer electronics segment. Other operating costs increased from $398,000 for the three months ended December 31, 2000 to $890,000 for the same period in fiscal 2002, primarily as a result of higher inventory servicing costs. For the nine months ended December 31, 2001, other operating costs and expenses increased to $3.6 million from $3.0 million for the same period in fiscal 2001, mainly due to a lower revenue base and higher inventory servicing costs.

     Selling, General and Administrative Expenses ("S,G&A") - S,G&A decreased to $13.1 million for the three months ended December 31, 2001 as compared to $14.4 million for the three months ended December 31, 2000 due to a reduction in S,G&A costs by the consumer electronics segment. For the nine months ended December 31, 2001, S,G&A decreased by $5.9 million as compared to the same period in the prior year as a result of S,G&A cost reductions in both segments.

     Interest Expense, net - Interest expense decreased from $1.0 million for the three months ended December 31, 2000 to $844,000 for the three months ended December 31, 2001. For the nine months ended December 31, 2001, interest expense decreased to $2.7 million from $3.1 million for the same period in the prior year. The decreases for the three and nine month periods were a result of lower interest expenses associated with the sporting goods segment, partially offset by increases in interest expense in the consumer electronics segment.

     Litigation settlement - Litigation settlement is the result of the consumer electronics segment settling litigation in the amount of $2.9 million, net of legal costs with a former trademark licensee who's license agreement with Emerson ceased in the year ending March 31, 1998. See "Part II - Other Information Item 1. Legal Proceedings".

     Provision (Benefit) for Income Taxes - For the three and nine months ended December 2001, tax provisions for income taxes of $816,000 and $564,000 were recorded, respectively.

     Net Income - As a result of the foregoing factors, the Company generated net income of $4.1 million for the three months ended December 31, 2001 as compared to $3.7 million for the three months ended December 31, 2000. For the nine months ended December 31, 2001 the Company's net income was $11.1 million as compared to $11.9 million of consolidated net revenues for the same period in the prior year.

Consumer Electronics Segment:

     The following table summarizes  certain financial  information  relating to
the   consumer   electronics  segment  for   the  three  and  nine months ending

December 31, 2001 and 2000(in thousands):

                                                     Three Months Ended                         Nine Months Ended
                                                        December 31,                               December 31,
                                                         2001 2000                                  2001 2000
                                            -------------------------------------      -------------------------------------

     Net revenues                                      $53,568           $61,809                $186,064           $240,627

     Cost of sales                                      43,259            49,370                 155,722            204,936
     Other operating costs & exp                           890               398                   3,634              3,021
     Selling, general & admin                            5,110             6,462                  13,487             16,298
                                            -------------------------------------      ---------------------  --------------
                                                        49,259            56,230                 172,843            224,255
                                            -------------------------------------      ---------------------  --------------
          Operating income                               4,309             5,579                  13,221             16,372

     Interest expense, net                               (637)             (517)                 (1,981)            (1,520)
     Litigation settlement                               2,933         - -                         2,933           - -
                                            -------------------------------------      ----------------------  -------------
          Income before income                           6,605             5,062                  14,173             14,852
           Taxes
     Provision for income taxes                            440               487                     564              1,508
                                            -------------------------------------      ----------------------  -------------
         Net income                                     $6,165            $4,575                 $13,609            $13,344
                                            =====================================      ======================  =============


Results of Consumer Electronics Operations - Three and nine months ended December 31, 2001 compared with the three and nine months ended December 31, 2000:

     Net Revenues - Net revenues for the three month period ended December 31, 2001 decreased $8.2 million from the three months ended December 31, 2000. Net revenues for the nine months ended December 31, 2001 decreased $54.6 million from the same period ended December 31, 2000. The decreases in net revenues for the three and nine month periods resulted primarily from a general slow-down in the economy and continuing competitive pressures in the marketplace. The decreases in net revenues for the three months ended December 31, 2001 were comprised of decreases in sales of microwave oven products, partially offset by increases in sales of audio product. Decreases for the nine month period ended December 31, 2001 were comprised of decreases in unit sales of microwave oven products and audio products, partially offset by increases in licensing revenues.

     Cost of Sales - Cost of sales, as a percentage of consumer electronics net revenues, increased from 79.9% for the three months ended December 31, 2000 to 80.8% for the three months ended December 31, 2001. For the nine months ended December 31, 2001, cost of sales, as a percentage of consumer electronics net revenues, decreased to 83.7% from 85.2% for the same period in the prior year. The increase in cost of sales as a percentage of consumer electronics net revenues for the three months ended December 31, 2001 were primarily attributable to higher provisions related to anticipated product returns, partially offset by an increase in licensing revenue. The decreases in cost of sales as a percentage of consumer electronics net revenues for the nine months ended December 31, 2001 were primarily attributable to higher margins on product sales and an increase in licensing revenue.

     The consumer electronics segment gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the price categories of the consumer electronics market in which it competes.

     Other Operating Costs and Expenses - Other operating costs and expenses increased by $492,000 for the three months ended December 31, 2001 and by $613,000 for the nine months ended December 31, 2001 as compared to the respective periods in the prior fiscal year. The increases for both the three and nine months ended December 31,2001 were primarily associated with inventory servicing costs.

     Selling, General and Administrative Expenses ("S,G&A") - S,G&A decreased by $1.4 million and $2.8 million for the three and nine months ended December 31, 2001 as compared to the same period in the prior year. The decreases in S,G&A for the three and nine months ended December 31, 2001 were primarily due to recoveries of substandard receivables partially offset by an increase in a provision for bad debts, a reduction in co-operative advertising costs and a reduction in incentive compensation.

     Interest Expense, net - Interest expense increased from $517,000 for the three months ended December 31, 2000 to $637,000 for the three months ended December 31, 2001. For the nine months of fiscal 2002, interest expense was $1,981,000 as compared to $1,520,000 for the same period in fiscal 2001. The increases were attributable primarily to increases in borrowings partially offset by lower interest costs.

     Litigation settlement - Litigation settlement is the result of a settled litigation in the amount of $2.9 million, net of legal costs with a former trademark licensee who's license agreement with Emerson ceased in the year ending March 31, 1998. See "Part II - Other Information Item 1. Legal Proceedings".

     Provision for Income Taxes - Emerson's provision for income taxes was $440,000 and $564,000 for the three and nine month periods ended December 31, 2001, respectively. The provision consisted primarily of a foreign and a Federal tax provisions. The difference between the effective tax rate reflected in the provision for income taxes and the amounts determined by applying the statutory Federal U.S. rate of 34% is the result of the utilization of Emerson's NOL's.

     Net Income - As a result of the foregoing factors, the consumer electronics segment earned net income of $6.2 million for the three months ended December 31, 2001 as compared to $4.6 million for the three months ended December 31, 2000. For the nine months ended December 31, 2001 the consumer electronics segment earned $13.6 million as compared to $13.3 million for the same period in the prior year.

Sporting Goods Segment:

     Management monitors the sporting goods segment based on the results reported by SSG using their historical basis. The difference between SSG's reported net loss of $2.8 million for the nine months ended December 31, 2001 and the net loss of $1.7 million included in the Company's consolidated net income resulted from a minority interest in the net loss of SSG of $2.1 million reduced by additional purchase price related depreciation and amortization of $266,000.

     The following table summarizes certain financial information relating to the sporting goods segment as reported by SSG for the three and nine months ended December 31, 2001 and 2000 (in thousands):


                                                               Three Months Ended                          Nine Months Ended
                                                                   December 31,                               December 31,
                                                            2001                2000                  2001              2000
                                                  ----------------------------------------    ------------------------------------

     Net revenues                                          $17,043            $ 18,201              $73,243            $80,926

     Cost of sales                                          12,211              13,285               52,583             57,694
     Selling, general & admin.                               7,944               7,911               24,284             27,444
                                                  ----------------------------------------    ------------------------------------
                                                            20,155              21,196               76,867             85,138
                                                  ----------------------------------------    ------------------------------------
          Operating loss                                    (3,112)             (2,995)              (3,624)            (4,212)

     Interest expense, net                                    (207)               (532)                (726)            (1,606)
                                                  ----------------------------------------    ------------------------------------
          Loss before income taxes                          (3,319)             (3,527)              (4,350)            (5,818)
     Provision (Benefit) for income
         Taxes                                                 376              (1,298)                 --              (2,153)
                                                  ----------------------------------------    ------------------------------------
         Net loss                                          ($3,695)            ($2,229)             ($4,350)           ($3,665)
                                                  ========================================    ====================================


Results of Sporting Goods Operations - Three and nine months ended December 31, 2001 compared with the three and nine months ended December 31, 2000:

     Net Revenues - Net revenues decreased approximately $1.2 million and approximately $7.6 million for the three and nine month periods ended December 31, 2001 as compared to the three and nine month periods ended December 31,2000. The decrease in sporting goods net revenues was primarily the result of a general slow-down in the economy and competitive pressures in the marketplace, reduced participation in traditional youth sports, and existing certain low margin and unprofitable product lines.

     Cost of Sales - Cost of sales, as a percentage of sporting goods net revenues, decreased from 73.0% for the three month period ended December 31,

2000 to 71.7% for the three months ended December 31, 2001. For the nine month period ended December 31, 2001, cost of sales, as a percentage of sporting goods net revenues increased to 71.8% as compared to 71.3% for the same period in the prior year. Absent nonrecurring charges of $510,000 recorded in the September 2001 quarter associated with facility exit expenses, cost of sales would have decreased to 71.1% from 71.3% for the nine month period ended December 31, 2001.

     Selling, General and Administrative Expenses ("S,G&A") - S,G&A expenses were relatively equal for the three months ended December 31, 2001 as compared with the same period in the prior fiscal year, and decreased by $3.2 million for the nine month period ended December 31, 2001 as compared to the nine month period ended December 31, 2000. The decrease in S,G&A for the nine month period was primarily attributable to a decrease in payroll related expenses; a reduction of selling and promotional expenses; and certain previously implemented cost reduction programs to reduce future operating expenses.

     Interest Expense, net - Interest expense decreased approximately $325,000 and $880,000 for the three and nine month periods ended December 31, 2001 as compared to the three and nine month periods ended December 31, 2000. The decreases were due to lower overall borrowing levels and lower interest rates.

     Provision (Benefit) for Income Taxes - Provision for income taxes for the three and nine month periods ended December 31, 2001 were approximately $376,000 and $0, respectively, as compared to benefits of $1.3 million and $2.2 million for the three and nine month periods ended December 31, 2000, respectively. SSG has a net operating loss carryforward included in net deferred tax assets that can be used to offset future taxable income. As such, realization of SSG's net deferred tax assets is dependent on generating sufficient taxable income, either through operations or tax planning strategies, prior to the expiration of the loss carryforwards. Based upon SSG's operating results for the three and nine month periods ended December 31, 2001, SSG has not provided an income tax benefit related to it's loss before income taxes. The amount of SSG's existing net deferred tax assets could be reduced or eliminated if their use becomes more restricted under the provisions of SFAS No. 109, "Accounting for Income Taxes".

     Net Loss - As a result of the foregoing factors, the sporting goods segment had a net loss of $3.7 million for the three months ended December 31, 2001 as compared to a loss of approximately $2.2 million for the three months ended December 31, 2000. For the nine months ended December 31, 2001 the sporting goods segment had a loss of $4.4 million as compared to a loss of approximately $3.7 million for the same period in the prior year.

Liquidity and Capital Resources

     Net cash provided by operating activities was approximately $12.6 million for the nine months ended December 31, 2001. Cash was primarily provided by the profitability of the Company, a decrease in trade receivables and inventory, and was partially offset by a decrease in accounts payable.

     Net cash used by investing activities was $984,000 for the nine months ended December 31, 2001 primarily for further investments in SSG and additions to fixed assets.

     Net cash utilized for financing activities was $3.8 million for the nine months ended December 31, 2001. Cash from financing activities was primarily utilized for the repayment of borrowings and additional purchases of treasury stock.

     Emerson and SSG maintain asset-based credit facilities of $15 million and $25 million, respectively. These facilities provide for revolving loans and letters of credit, subject to certain limits which, in the aggregate, cannot exceed the lesser of $15 million and $25 million for Emerson and SSG, respectively, or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. Emerson and SSG are required to maintain certain net worth levels, which they were both in compliance with as of December 31, 2001. At December 31, 2001, there were approximately $4.4 million and $15.0 million of borrowings outstanding under these facilities by Emerson and SSG, respectively. No letters of credit were outstanding by either Emerson or SSG as of December 31, 2001.

     The Company's Hong Kong subsidiary currently maintains various credit facilities, as amended, aggregating $50.0 million with banks in Hong Kong consisting of the following: (i) a $5.0 million letter of credit facility which is used for inventory purchases and (ii) back-to-back letter of credit facilities totaling $45 million utilized to support Emerson's drop ship program. At December 31, 2001, the Company's Hong Kong subsidiary pledged $1.75 million in certificates of deposit to assure the availability of the $5.0 million credit facility. At December 31, 2001, there were approximately $2.8 million and $1.5 million, respectively, of letters of credit outstanding under these credit facilities.

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

     There were no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of December 31, 2001.

Inflation, Foreign Currency, and Interest Rates

     Neither inflation nor currency fluctuations had a significant effect on the Company's results of operations during the three or nine months ended December 31, 2001. The Company's exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The consumer electronics segment purchases virtually all of its products from manufacturers located in various Asian countries.

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

     During the third quarter of 2001 the Financial  Accounting  Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 will be effective for the Company for Fiscal 2003 and provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. The Company has not yet determined the effects, if any, of implementing SFAS No. 144 on its reporting of financial information.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not material.

                            PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.

     In February 2002, the Company settled its litigation with a former trademark licensee, whose license expired in March 1998, and recorded the settlement amount, net of legal costs, as a litigation settlement in the Consolidated Statement of Operations for the three months ended December 31, 2001.

     For additional information on litigation to which the Company is a party, reference is made to Part 1 Item-3-Legal Proceedings in the Company's most recent annual report on Form 10-K.

ITEM 2. Changes in Securities and Use of Proceeds.

        None.

ITEM 3. Default Upon Senior Securities.

        (a) None

        (b) None

ITEM 4. Submission of Matters to a Vote of Security Holders.

        Not Applicable.

ITEM 5. Other Information.

        (a) None

ITEM 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits:

10.26.3 Employment Agreement between Emerson Radio Corp. and Kenneth A. Corby, effective as of September 1, 2001.*

        (b)  Reports  on  Form  8-K -  During  the   three  month  period  ended
             December 31, 2001, no Form 8-K was filed.

     * filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EMERSON RADIO CORP.
                                  (Registrant)



Date:  February 13, 2002                   /s/ Geoffrey P. Jurick
                                           ------------------------------------
                                           Geoffrey P. Jurick
                                           Chairman, Chief Executive Officer and
                                           President



Date:  February 13, 2002                   /s/ Kenneth A. Corby
                                           ------------------------------------
                                           Kenneth A. Corby
                                           Executive Vice President and
                                           Chief Financial Officer