Form 10-K
period 2002-03-31
EMERSON RADIO CORP
filed 2002-07-15
CIK 32621

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
                                   (Mark One)

[X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the Fiscal Year ended March 31, 2002

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
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
     or organization)                                        Number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at July 8, 2002 (computed by reference to the last reported sale price of the Common Stock on the American Stock Exchange on such date): $30,487,404.

Number of Common Shares outstanding at July 8, 2002: 26,907,169

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Document
                                                         Part of the Form 10-K
Proxy Statement for Annual Meeting of
Stockholders expected to be held on or about September 25, 2002
                                                                    Part III

                                     PART I

Item 1.    BUSINESS

The Company

     We operate in two business segments:

     o    consumer electronics; and

     o    sporting goods.

     The consumer electronics segment designs, sources, imports and markets a variety of consumer electronic products and licenses its trademarks for a variety of products world wide. The sporting goods segment, which is operated through our 53% ownership of Sport Supply Group, Inc., distributes and markets sports related equipment and leisure products primarily to institutional customers in the United States.

     Emerson was originally formed in the State of New York in 1956 under the name Major Electronics Corp. In 1977, we reincorporated in the State of New Jersey and changed our name to Emerson Radio Corp. In 1994, we were reincorporated in Delaware. Our principal executive offices are located at Nine Entin Road, Parsippany, New Jersey 07054-0430. Our telephone number in Parsippany, New Jersey, is (973) 884-5800.

     Unless the context otherwise requires, the term:

     o "Emerson" refers to our "consumer electronics" segment which is operated through Emerson Radio Corp. and its subsidiaries, other than SSG;

     o "SSG" refers to our "sporting goods" segment which is operated through Sport Supply Group, Inc. and its subsidiaries; and

     o    "we", "us" and "our" refers to both Emerson and SSG.

     For a more detailed discussion of SSG's business and financial data, see SSG's Form 10-K for the fiscal year ended March 29, 2002.

Consumer Electronics Segment

     General

     Emerson, directly and through several subsidiaries, designs, sources, imports, markets, sells and licenses to certain licensees a variety of consumer electronics both domestically and internationally under the Emerson(R) and HH Scott(R) brand names. These products include :


     o video products - Televisions, combination television/VCR/DVD, digital video disc (DVD), video cassette recorders (VCR) and set top boxes;

     o    microwave ovens; and

     o    audio, clocks and clock radios, home theater systems and multi-media;

     o    house ware products;

     o    video  accessories,   telecommunication  equipment,  certain  computer
          accessories, specialty and other consumer electronic products.


     Emerson also licenses a variety of specialty themed logos and marks from third parties for use on audio products that bear these various names. We refer to these as inbound licenses.

     The trade name "Emerson Radio" dates back to 1912 and is one of the oldest and most well respected names in the consumer electronics industry. See "Licensing and Related Activities."

     Emerson believes it possesses an advantage over its competitors due to the combination of:

     o    the "EMERSON(R)" brand recognition;

     o    its distribution base and established customer relations;

     o    its sourcing expertise and established vendor relations;

     o    an  infrastructure   with  personnel   experienced  in  servicing  and
          providing   logistical   support  to  the   domestic   mass   merchant
          distribution channel; and

     o its extensive experience in establishing license and distribution agreements on a global basis for a variety of products.

     Emerson intends to continue leveraging its core competencies to offer a broad variety of current and new consumer electronic products to customers. In addition, Emerson has in the past, and intends to form in the future, joint ventures and enter into additional inward formed and outward licensing and distribution agreements that take advantage of its trademarks and utilize the logistical and sourcing advantages for products that are more efficiently marketed through these arrangements.

     The consumer electronics segment's core business consists of selling, distributing and licensing various low to moderately priced categories of consumer electronic products. The majority of Emerson's marketing and sales efforts are concentrated in the United States and, to a lesser extent, certain other international regions. Major competitors in these markets are foreign-based manufacturers and distributors. See "-Competition."

     Products

     Emerson's current product and branded categories consist of the following:



Video Products                        Audio Products                                   Other

Color televisions                     CD stereo systems                                House wares
Color specialty televisions           Digital clock radios                             Home theater
Digital video disc (DVD)              Portable audio, cassette & CD systems            Microwave ovens
Specialty video cassette players      Personal audio, cassette & CD systems            Multi-media
Video cassette recorders (VCR)        Shelf systems
                                      Specialty clock radios


     Growth Strategy

     Emerson's strategic focus is to:

     o develop and expand its distribution of consumer electronic products in the domestic marketplace to existing and new customers;

     o develop and sell new products, such as home office products and products utilizing popular theme characters and logos through the use of various inbound license agreements:

     o capitalize on opportunities to license the "EMERSON(R)" and "H.H. Scott(R)" trademarks;

     o leverage and exploit its sourcing capabilities, buying power and logistics expertise in the Far East either for itself or on behalf of third parties;

     o    expand international sales and distribution channels;

     o    further develop its direct to consumer sales channel; and

     o    expand through strategic mergers and acquisitions.

     In connection with Emerson's strategic focus, Emerson may from time to time take an equity position in various corporate entities.

     Emerson believes that the "EMERSON(R)" trademark is recognized in many countries. A principal component of Emerson's growth strategy is to utilize this global brand name recognition together with its reputation for quality and cost competitive products to aggressively promote its product lines within the United States and targeted geographic areas on an international basis. Emerson believes that it will be able to compete more effectively in the highly competitive consumer electronics and microwave oven industries, domestically and internationally, by combining innovative approaches to the consumer electronics current product line and augmenting its product line with complementary products. Emerson intends to pursue such plans either independently or by forging new relationships, including license arrangements, distributorship agreements and joint ventures. See "-Licensing and Related Activities."

     Sales and Distribution

     Emerson makes a direct import program and a domestic program available to its customers. Under its direct import program, products bearing the "EMERSON(R)" trademark are imported directly by Emerson's customers. In fiscal 2002 and 2001, products representing approximately 63% and 80% of net consumer electronics revenues, respectively, were earned under this direct import program. See Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition."

     Emerson has an integrated system to coordinate the purchasing, sales and distribution aspects of its operations. Emerson receives orders from its major accounts electronically, via facsimile, telephone or mail. Emerson does not have long-term contracts with any of its customers, but rather receives orders on an ongoing basis. Products imported by Emerson, generally from the Far East, are shipped by ocean and/or inland freight and then stored in contracted public warehouse facilities for shipment to customers. All inventory is monitored by Emerson's electronic inventory system. As a purchase order is received and filled from inventory, warehoused product is labeled and prepared for outbound shipment to customers by common, contract or small package carriers for sales made from inventory.

     Domestic Marketing

     In the United States, Emerson markets its products primarily through:

     o    mass merchandisers;

     o    discount retailers;

     o    toy retailers; and

     o    distributors and specialty catalogers.

     Wal-Mart Stores accounted for approximately 22% and 41% and Target Stores accounted for approximately 19% and 14% of our consolidated net revenues in fiscal 2002 and 2001, respectively. No other customer accounted for more than 10% of our consolidated net revenues in either period. Management believes that a loss of either of these customers would have a material adverse affect on our business and results of operations.

     Approximately 55% and 34% of the net consumer electronics revenues in fiscal 2002 and 2001, respectively, were made through sales representative organizations that receive sales commissions and work closely with Emerson's sales personnel. The sales representative organizations sell, in addition to Emerson products, similar, but generally non-competitive, products. In most instances, either party may terminate a sales representative relationship on 30 days' prior notice in accordance with customary industry practice. Emerson utilizes approximately 25 sales representative organizations, including two through which approximately 29% and 11% of the net consumer electronics revenues were made in fiscal 2002. For fiscal 2001 one sales organization accounted for approximately 21% of the net consumer electronics revenues. No other sales representative organization accounted for more than 10% of the consumer electronics net revenues in either year. The remainder of Emerson's sales are serviced by its sales personnel. Management believes that the loss of one or more sales representative organizations would not have a material adverse affect on our business and results of operations.

     Foreign Marketing

     Approximately 2% and 3% of the consumer electronics segment net revenues in fiscal 2002 and 2001, respectively, were derived from customers based in foreign countries through license and distribution agreements primarily in South America, Canada, and Mexico.

     Licensing and Related Activities

     Emerson has several license agreements that allow licensees to use the "EMERSON(R)" and "H.H. Scott(R)" trademarks for the manufacture and/or the sale of consumer electronics and other products and are referred to as outbound licenses. These license agreements cover various countries throughout the world and are subject to renewal at the initial expiration of the agreements. License revenues recognized and earned in fiscal 2002, 2001, and 2000 were approximately $6,952,000, $3,930,000, and $3,143,000, respectively. Emerson records a majority of licensing revenues as earned over the term of the related agreements. Additionally, Emerson has entered into several sourcing and inspection agreements that require Emerson to provide these services in exchange for a fee.

     In October  2000,  Emerson  entered  into a  three-year  license  agreement
("Video License Agreement") with Funai Corporation, Inc. ("Funai") effective January 1, 2001, which was amended to extend the Video License Agreement for an additional year. The Funai agreement replaced a prior agreement with Daewoo Electronics Co. Ltd. ("Daewoo"). The Video License Agreement with Funai provides that Funai will manufacture, market, sell and distribute specified products bearing the "EMERSON(R)" trademark to customers in U.S. and Canadian markets. Under the terms of the agreement, Emerson will receive non-refundable minimum annual royalty payments of $4.3 million each calendar year and a license fee on sales of products subject to the Video License Agreement in excess of the minimum annual royalties. The minimums are credited against royalties earned for the sale of products. During fiscal 2002 and 2001, license revenues of $5,624,000 and $1,075,000, respectively, were recorded under this agreement.

     Throughout various parts of the world, Emerson maintains distribution and license agreements for the distribution of Emerson's products into defined geographic areas.

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

     Design and Manufacturing

     Emerson's products are manufactured by several original equipment manufacturers in accordance with Emerson's specifications. During fiscal 2002 and 2001 100% of Emerson's purchases consisted of imported finished goods from manufacturers primarily located in:


     o    South Korea;

     o    China;

     o    Malaysia; and

     o    Thailand.

     Emerson's design team is responsible for product development and works closely with Emerson's suppliers and design teams. Emerson's engineers determine the detailed cosmetic, electronic and other features for new products, which typically incorporate commercially available electronic parts to be assembled according to their design. Accordingly, the exterior designs and operating features of the products reflect Emerson's judgment of current styles and consumer preferences. Emerson's designs are tailored to meet the consumer preferences of the local market, particularly in the case of its international markets.


     The following summarizes Emerson's purchases from its major suppliers:

                                               Fiscal Year
   Supplier                             2002               2001
 Avatar Mfg                             29%                20%
 Tonic Electronics                      17%                17%
 Daewoo                                 16%                21%
 Kysho                                  * %                16%
 Imarflex                               * %                12%

--------------------------------------------------------------------------------

     No other supplier accounted for more than 10% of Emerson's total purchases in fiscal 2002 or 2001. Emerson considers its relationships with its suppliers to be satisfactory and believes that, barring any unusual material or part shortages or economic, fiscal or monetary conditions Emerson could develop, as it already has, alternative suppliers. No assurance can be given that ample supply of product would be available at current prices if Emerson was required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts. See Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Forward - Looking Information," and
Item 7A - "Inflation and Foreign Currency."

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

     Returned Products

     Emerson's customers return product to Emerson for a variety of reasons, including:

     o    retailer return policies with their customers;

     o    damage to goods in transit and cosmetic imperfections; and

     o    mechanical failures.

     Emerson has entered into agreements with the majority of its suppliers that require the supplier to accept returned defective product. Emerson pays a fee to the supplier and in exchange receives a unit. The return to vendor agreements have resulted in significant cost savings.

     Backlog

     We do not believe that backlog is a significant factor in our consumer electronics segment. The ability of management to correctly anticipate and provide for inventory requirements is essential to the successful operation of our consumer electronics business.

     Trademarks

     Emerson owns the:

     o    "EMERSON(R)";

     o    "Emerson Research(R)";

     o    "Emerson Interactive sm";

     o    "H.H. Scott(R)"; and

     o    "Scott(R)"

trademarks for certain of its home entertainment and consumer electronic products in the United States, Canada, Mexico and various other countries. Of the trademarks owned by Emerson, those registered in the United States must be renewed at various times through 2011 and those registered in Canada must be renewed at various times through 2014. Emerson's trademarks are also registered in various countries, which registrations must be renewed at various times. Emerson intends to renew all trademarks necessary for its business. Emerson considers the "EMERSON(R)" trademark to be of material importance to its business, but does not consider the other trademarks that it owns to be of material importance to its business. Emerson licenses the "EMERSON(R)" trademark to third parties, the scope of which is on a limited product and geographic basis and for a period of time. See "Licensing and Related Activities."

     Competition

     The market segment of the consumer electronics industry in which Emerson competes generates approximately $14 billion of factory sales annually and is highly fragmented, cyclical and very competitive. The industry is characterized by the short life cycle of products, which requires continuous design and development efforts.

     Emerson primarily competes in the low to medium-priced sector of the consumer electronics market. Management estimates that Emerson has several dozen competitors that are manufacturers and/or distributors, many of which are much larger and have greater financial resources than Emerson. Emerson competes primarily on the basis of:

     o    its reliability;

     o    quality;

     o    price;

     o    design;

     o    consumer acceptance of the "EMERSON(R)" trademark; and

     o    quality service and support to retailers and their customers.

     Emerson also competes at the retail level for shelf space and promotional displays, all of which have an impact on its established and proposed distribution channels.

     Seasonality

     Emerson generally experiences stronger demand from its customers for its products in the fiscal quarters ending September and December. But during the last several years this revenue pattern has been less prevalent due to the need for retailers to plan earlier for the Christmas selling season and our management's ability to obtain additional orders to meet additional product demand during the March and June fiscal quarters.

Sporting Goods Segment

     General

     Management believes SSG to be a leading direct mail marketer of sports related equipment and leisure products for sale primarily to the institutional market in the United States.

     Products

     SSG manufactures and distributes one of the broadest lines of sports related equipment and leisure products primarily to the institutional market. SSG offers approximately 10,000 sporting goods and sports and recreational leisure products, over 3,000 of which are manufactured by SSG. The SSG product lines include: archery; baseball; softball; basketball; camping; football;
tennis and other racquet sports; gymnastics; indoor recreation and physical education; soccer; field and floor hockey; lacrosse; track and field; volleyball; weight lifting; fitness equipment; outdoor playground equipment; and early childhood development products.

     Brand recognition is important to the institutional market. Most of SSG's products are marketed under trade names or trademarks owned or licensed by SSG and include the following:

Alumagoal(R)                 AMF(R)                       ATEC(R)
Blastball(R)                 BSN(R)                       Champion
Curvemaster(R)               Fibersport                   Flag  A  Tag(R)
Gamecraft                    GSC Sports                   Hammett & Sons
Huffy(R)                     Maxpro(R)                    MacGregor(R)
New England Camp & Supply    NorthAmerican Recreation(R)  Passon's Sports
Pillo Polo(R)                Port-A-Pit(R)                Pro Base(R)
Pro Down(R)                  Pro Net                      Rol-Dri(R)and Tidi-
                                                            Court
Safe-Squat                   Toppleball(R)                U.S. Games, Inc(R)
Voit(R)

Growth Strategy

         SSG believes:

     o    the institutional sporting goods market is highly fragmented;

     o that most of SSG's competitors lack the necessary capital, support systems, and economies of scale to effectively exploit available opportunities for growth; and

     o    it is well positioned to grow the business due to:

          o    its ability to process and fulfill a high capacity of orders;

          o    its well-developed expertise in catalog design and merchandising;
               and

          o    its information technology system and its internet platform.

     One of the most important contributions of SSG's information technology system is that the data is available to a host of websites. Each website is strategically targeted to a specific customer group or product line. The continued migration of SSG's customers to its websites is vital to SSG's growth and success.

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

     Domestic Marketing

     SSG offers products directly to the institutional market primarily through:

          o    a variety of distinctive, information-rich catalogs;

          o    sales   personnel   strategically   located  in   certain   large
               metropolitan areas;

          o    in-bound and out-bound telemarketers;

          o    a team of experienced bid and quote personnel; and

          o    the Internet.

     SSG's  marketing  efforts  are  supported  by a  database  of over  250,000 customers, a call center, a custom-designed distribution center and several manufacturing facilities. SSG currently offers approximately 10,000 sports related equipment products to over 100,000 customers, which include: public and private schools; colleges; universities and military academies; municipal and governmental agencies; military facilities; churches; clubs; camps; hospitals; youth sports leagues; non-profit organizations; team dealers; and certain large retail sporting goods chains.

     SSG believes that its customer base in the United States is the largest in the institutional direct mail market for sports related equipment.

     Licensing and Related Activities

     SSG inward licenses many well-known names and trademarks that allow it to manufacture, sell, and distribute specified sport related products and equipment to institutional customers using the licensed names for specified royalty fees paid to licensors. See "-Trademarks."

     Design and Manufacturing

     SSG manufactures, assembles and distributes many of its products at its facilities. See Item 2 -- "Properties."

     Certain products manufactured by SSG are custom-made; such as tumbling mats ordered in color or size specifications, while others are standardized. The principal raw materials used by SSG in manufacturing are, for the most part, readily available from several different sources. No one supplier accounts for more than 10% of the total raw materials supplied to SSG. Such raw materials include: foam; vinyl; nylon thread; steel and aluminum tubing; wood.

     Items not manufactured by SSG are purchased from various suppliers primarily located in the United States, Taiwan, Australia, the Philippines, Thailand, China, Pakistan, Sweden and Canada. SSG has no significant purchase contracts with any major supplier of finished products, and most products purchased from suppliers are readily available from other sources. Purchases of most finished products are made in U.S. dollars and are, therefore, not subject to direct foreign exchange rate differences.

     Warranties

     SSG typically offers limited warranties for its sporting goods, which are comparable to its competitors.

     Returned Products

     In most instances, SSG's customers have the right to return product within 30 days. Returned products in the sporting goods segment are less frequent than the consumer products segment, and are not considered a significant factor in SSG's operations.

     Backlog

     We believe that backlog is not a significant factor in our sporting goods segment. The ability of management to correctly anticipate and provide for inventory requirements is essential to the successful operation of SSG's business.

     Trademarks

     SSG licenses many well known names and trademarks, such as:

          o    Voit(R);

          o    Huffy(R);

          o    MacGregor(R);

          o    Maxpro(R); and

          o    AMF(R).

     These licenses allow SSG to manufacture, sell, and distribute specified sport related products and equipment to institutional customers using these names for specified royalty fees. These license agreements have expiration dates ranging from December 31, 2002 through 2040, in some cases with renewable terms.

     Competition

     SSG competes in the institutional sporting goods market principally with:

          o    local sporting goods dealers;

          o    retail sporting goods stores;

          o    other direct mail catalog marketers; and

          o    providers of sporting goods on the Internet.

     SSG has identified several direct mail companies in the institutional market most of whom it believes are competitors substantially smaller than SSG in terms of geographic coverage, products, E-Commerce capability and revenues.

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

Government Regulation

     Pursuant to the Tariff Act of 1930, as amended, the Trade Act of 1974 and regulations promulgated there under, the United States government charges tariff duties, excess charges, assessments and penalties on many imports. These regulations are subject to constant change and revision by government agencies and by action by the United States Trade Representative and may have the effect of increasing the cost of goods purchased by us or limiting quantities of goods available to us from our overseas suppliers. A number of states have adopted statutes regulating the manner of determining the amount of payments to independent service centers performing warranty service on products such as those sold by us. Additional Federal legislation and regulations regarding the importation of consumer electronics products, including the products marketed by us, have been proposed from time-to-time and, if enacted into law, could adversely affect our financial condition and results of operations.

     Many of our products are subject to 15 U.S.C.A. ss.ss. 2051-2084 (1998 and Supp. 2002), among other laws, which empowers the Consumer Product Safety Commission (the "CPSC") to protect consumers from hazardous sporting goods and other articles. The CPSC has the authority to exclude from the market certain articles that are found to be hazardous and can require a manufacturer to refund the purchase price of products that present a substantial product hazard. CPSC determinations are subject to court review. Similar laws exist in some states and cities in the United States.


Product Liability and Insurance

     Because of the nature of the products sold by us, particularly those products sold by SSG, we are periodically subject to product liability claims resulting from personal injuries. We may become involved in various lawsuits incidental to our business. Additionally, significantly increased product liability claims continue to be asserted successfully against manufacturers and distributors of sports equipment throughout the United States resulting in general uncertainty as to the nature and extent of manufacturers' and distributors' liability for personal injuries.

     Since September 11, 2001, product liability insurance has become much more expensive, more restrictive and more difficult to obtain. Accordingly, there can be no assurance that our general product liability insurance will be sufficient to cover any successful product liability claims made. It is our opinion that any ultimate liability arising out of currently pending product liability claims will not have a material adverse effect on the financial condition or results of operations. However, any claims substantially in excess of the insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on our financial condition and results of operations.

Employees

     As of May 24, 2002, we had approximately 500 employees, of which 127 were employed by Emerson, and 373 were employed by SSG. None of our employees are represented by unions, and we believe our labor relations are generally satisfactory.

Item 2.  PROPERTIES

     The following table sets forth the material properties owned or leased by us:


                              Approximate                          Lease Expires
Facility Purpose             Square Footage     Location            or is Owned

Consumer electronics segment:

Corporate headquarters         22,000        Parsippany, NJ        October 2003
Hong Kong office               10,000        Hong Kong, China      July 2003

Sporting goods segment:          -

Manufacturing and corporate
  headquarters                135,000        Farmers Branch, TX    December 2004
Warehouse and fulfillment
  processing                  181,000        Farmers Branch, TX    December 2004
Manufacturing                  62,500        Sparks, NV            July 2004
Manufacturing                  35,000        Anniston, AL          Owned
Manufacturing                  45,000        Anniston, AL          Owned


     Emerson also utilizes public warehouse space. Such public warehouse commitments are evidenced by contracts with terms of up to one year. Public warehouse expenses for Emerson varies based on a percentage of sold products shipped from the location.

     We believe that the properties used for our operations are in satisfactory condition and adequate for our present and anticipated future operations. In addition to the facilities listed above, SSG leases space in various locations, primarily for use as sales offices.

Item 3.  LEGAL PROCEEDINGS

     As previously reported, Emerson has resolved substantially all of the litigation against it and accrued the net cost thereof as an expense prior to its fiscal year ended March 31, 2002. All that remains is litigation arising in the ordinary course of business, which in the opinion of management, will not have a material adverse effect on our financial condition or results of operations if resolved on unfavorable terms to us, and the implementation, as to Petra Stelling only, of the Court ordered termination of the Stipulation of Settlement entered into in 1996 (the "Stipulation") among Geoffrey P. Jurick, our Chairman, three of his creditors, us, and certain other parties.

     On June 10, 2002 the Company exercised an option to purchase 4.1 million shares from two of Mr. Jurick's institutional creditors. As a result of this transaction, the outstanding litigation between Mr. Jurick and the two creditors has been resolved. While the implementation of the Stipulation as to Petra Stelling may have a material adverse effect on Mr. Jurick, it is the opinion of our management that such termination of the Stipulation will not materially adversely affect us.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           (a) Market Information

     Our common stock has traded on the American Stock Exchange under the symbol MSN since December 22, 1994. The following table sets forth the range of high and low sales prices for our common stock as reported by the American Stock Exchange during the last two fiscal years.

                                 Fiscal 2002                 Fiscal 2001
                           -----------------------    --------------------------
                           High            Low           High              Low

First Quarter           $  1.69        $   1.16        $  .938        $   .625
Second Quarter             2.00            1.00          2.938            .750
Third Quarter              1.59            1.13          2.813           1.125
Fourth Quarter             1.74            1.15          2.050           1.000

     There is no established trading market for our Series A convertible preferred stock, whose conversion feature has expired as of March 31, 2002.

     (b) Holders

     At May 24, 2002, there were approximately 431 stockholders of record of our common stock.

     (c) Dividends

     Our policy has been to retain all available earnings, if any, for the development and growth of our business. We have not paid cash dividends on our common stock. In deciding whether to pay dividends on the common stock in the future, our board of directors will consider factors it deems relevant, including our earnings and financial condition and our working capital and anticipated capital expenditures. Our credit facility and the Indenture governing our subordinated debentures prohibit dividend payments on our common stock.

     (d) Unregistered Securities

     Not applicable.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth our selected consolidated financial data for the five years ended March 31, 2002. For the years ended April 3, 1998 through March 31, 2000, we changed our financial reporting year to a 52/53 week year ending on the Friday closest to March 31. Beginning in fiscal 2001, we changed our financial reporting year to end on March 31. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, and Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition."


                                                  ------------- ------------- --------------- -------------- ---------------
                                                   March 31,     March 31,       March 31,      April 2,        April 3,
                                                      2002        2001 (1)          2000          1999            1998
                                                  ------------- --------------- ------------- -------------- ---------------
                                                                        (In thousands, except per share data)
Summary of Operations:
  Net Revenues                                    $   318,451   $   377,410   $   203,701     $  160,554      $  162,730


  Operating Income (Loss)                         $    10,314   $    13,493   $     5,334     $    3,278      $      524

  Net Income (Loss)                               $    19,407   $    12,653   $     3,620     $      289      $   (1,430)


Balance Sheet Data at Period End:
  Total Assets                                    $   135,839   $   119,006   $    63,511     $   60,872      $   58,762
  Current Liabilities                                  54,723        45,330        30,057         29,828          23,885
  Long-Term Debt                                       29,046        38,257        20,891         20,847          20,929
  Shareholders' Equity                                 34,740        15,131        12,563         10,197          13,948
  Working Capital                                      49,290        39,497         9,854          6,859           9,610
  Current Ratio                                      1.9 to 1       1.9 to 1     1.3 to 1       1.2 to 1         1.4 to 1


Per Common Share: (2)
  Net Income (Loss) Per Common Share -   Basic    $    .62      $     .36      $     .07       $   (.01)       $    (.04)

  Net Income (Loss) Per Common Share -   Diluted  $    .52      $     .33      $     .07       $   (.01)       $    (.04)

Weighted Average Shares Outstanding:
    Basic                                              31,298        35,066        47,632         49,398          45,167
    Diluted                                            40,485        38,569        53,508         49,398          45,167

Common Shareholders' Equity per
    Common Share (3)                              $    .99      $     .33      $     .19       $    .13        $     .19


(1) Prior to March 23, 2001, the investment in SSG was accounted for under the equity method of accounting. On March 23, 2001, a majority interest in SSG was reached and required this interest be accounted for as a partial purchase to the extent of the change in control. The assets and liabilities of SSG have been revalued to fair value to the extent of Emerson's 50.1% interest in SSG. SSG's results of operations and the minority interest related to those results have been included in our results of operations as though it had been acquired at April 1, 2000.

(2) For fiscal 2002, 2001 and 2000, dilutive securities include 3,531,000, 3,066,000 and 5,876,000 shares, respectively, assuming conversion of Series A preferred stock at a price equal to 80% of the weighted average market value of a share of common stock, determined as of March 31, 2002, 2001, and 2000. For fiscal 2002 and 2001, dilutive securities also include 452,000 and 437,000 shares assuming conversion of 1,645,000 and 1,658,000 options, respectively. For fiscal 2002 dilutive securities also included 5,204,000 shares assuming the conversion of convertible debentures. Per common share data is based on the net income or loss and deduction of preferred stock dividend requirements (resulting in a loss attributable to common stockholders for fiscal 1999-1998) and the weighted average of common stock outstanding during each fiscal year. Loss per share does not include potentially dilutive securities assumed outstanding since the effects of such conversion would be anti-dilutive.

(3) Calculated based on common shareholders' equity divided by the basic weighted average shares of common stock outstanding. Common shareholders' equity for fiscal years 2002 through 1998, is equal to total shareholders' equity less the Series A preferred stock equity of $3,677,000, $3,677,000, $3,677,000, $3,714,000, $5,237,000, respectively.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION

     During fiscal 2001, Emerson increased its ownership in SSG to 50.1%. Accordingly, Emerson's and SSG's results of operations are consolidated for fiscal 2002 and 2001 compared to being reported on the equity method for prior years based on Emerson's ownership percentages of SSG. See Item 8 - "Financial Statements and Supplementary Data - Note 1 and Note 3 of Notes to the Consolidated Financial Statements."

     Management's Discussion and Analysis of Results of Operation is presented in three parts: consolidated operations, the consumer electronics segment and the sporting goods segment.

     In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Consolidated Operations:

     The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the fiscal years ended March 31.


                                                      2002                  2001                 2000
                                                      ----                  ----                 ----
Net revenues  (in thousands)                       $ 318,451             $ 377,410             $203,701
                                                      100.0%                100.0%               100.0%

Cost of sales                                          79.7%                 81.1%                86.8%
Other operating costs and expenses                      1.5%                  1.1%                 2.2%
Selling, general and administrative
   Expenses                                            15.6%                 14.2%                 8.4%
     Operating income                                   3.2%                  3.6%                 2.6%
Litigation settlement, net                              0.9%                  -- %                  --%
Equity in earnings of affiliate                         -- %                 -- %                 0.1%
Minority interest in net loss of
    consolidated subsidiary                             0.5%                  0.6%                  --%
     Net income                                         6.1%                  3.4%                 1.8%


Results of Consolidated Operations - Fiscal 2002 compared with Fiscal 2001

     Net Revenues - Net revenues for fiscal 2002 were $318.4 million as compared to $377.4 million for fiscal 2001. The decrease in net revenues was primarily due to a decrease of approximately $49 million in the consumer electronics segment and approximately a $10 million decrease in the sporting goods segment. During fiscal 2002 and 2001, license revenues of $7.0 million and $3.9 million, respectively, were recorded by the consumer electronics segment.

     Cost of Sales - Cost of sales, as a percentage of consolidated net revenues, decreased from 81.1% in fiscal 2001 to 79.7% in fiscal 2002. The decrease in cost of sales was primarily the result of higher margins in the consumer electronics segment in the current fiscal year, and the benefit of higher license revenues in fiscal 2002 by the consumer electronics segment.

     Other Operating Costs and Expenses - Other operating costs and expenses are associated with the consumer electronics segment. As a percentage of net revenues, other operating costs increased from 1.1% in fiscal 2001 to 1.5% in fiscal 2002, primarily as a result of an increase in costs related to inventory carrying expenses and a lower sales base.

     Selling, General and Administrative Expenses ("S,G&A") - S,G&A, as a percentage of net revenues, were 15.6% in fiscal 2002 as compared to 14.2% in fiscal 2001, and in absolute terms were $49.5 million for fiscal 2002 as compared to $53.5 million for fiscal 2001. The decrease in S,G&A in absolute terms was primarily the result of decreases in S,G&A in the sporting goods segment.

     Litigation Settlement, net - Litigation settlement is the result of the consumer electronics segment settling litigation in the amount of $2.9 million, net of legal costs with a former trademark licensee.

     Minority Interest in Net Loss of Consolidated Subsidiary - Minority interest in net loss of consolidated subsidiary represents that portion of the sporting goods segment loss for the fiscal year that was not included in the consolidated statements of operations.

     Net Income - As a result of the foregoing factors, we earned net income of $19.4 million (6.1% of net revenues) for fiscal 2002 as compared to $12.7 million (3.4% of net revenues) for fiscal 2001.


Results of Consolidated Operations - Fiscal 2001 compared with Fiscal 2000

     Net  Revenues - Net  revenues  for fiscal  2001  increased  $173.7  million
(85.3%) as compared to fiscal 2000. The increase was a result of the consolidation with SSG ($113 million net revenue increase) and an increase of $61 million in revenues from the consumer electronics segment.

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

     Equity In Earnings Of Affiliate and Minority Interest in Net Loss of Consolidated Subsidiary During fiscal 2001, our investment in SSG increased to 50.1%. Accordingly, SSG's results of operations and the minority interest related to those results have been included in our results of operations as though it had been acquired at the beginning of fiscal 2001. For fiscal 2000, our 33% investment in SSG was accounted for under the equity method of accounting. See Item 8 - "Financial Statements and Supplementary Data - Note 3 of Notes to the Consolidated Financial Statements."

     Net Income - As a result of the foregoing factors, we earned net income of $12.7 million for fiscal 2001 as compared to $3.6 million for fiscal 2000.


Consumer Electronics Segment:

     The following table summarizes certain financial information relating to the consumer electronics segment for the fiscal years ended March 31 (in thousands):

                                                    2002                  2001                  2000
                                              -----------------     -----------------    -------------------

Net revenues                                       $214,906              $264,349              $203,701
                                              -----------------     -----------------    -------------------
Cost of sales                                       179,833               225,291               176,870
Other operating costs                                 4,797                 4,318                 4,501
Selling, general & administrative                    16,815                17,418                16,996
                                              -----------------     -----------------    -------------------
     Operating income                                13,461                17,322                 5,334
Litigation settlement, net                            2,933                   --                    --
Equity in earnings of affiliate                         --                    --                    277
Other investment losses                                 --                    --                   (284)
Interest expense, net                                (2,420)               (2,051)               (2,284)
                                              -----------------     -----------------    -------------------
     Income before income taxes                      13,974                15,271                 3,043
Provision (benefit) for income taxes                 (7,661)                1,142                  (577)
                                              -----------------     -----------------    -------------------
     Net income                                     $21,635               $14,129                $3,620
                                              =================     =================    ===================

Results of Consumer  Electronics  Operations - Fiscal 2002  compared with Fiscal
2001

     Net Revenues - Net revenues for fiscal 2002 decreased $49.4 million (18.7%) to $214.9 million as compared to $264.3 million for fiscal 2001. The decrease in net revenues was a result of a general slow-down in the economy and a reduction in unit sales of microwave oven products and audio products. Such decreases were partially offset by revenues earned from the licensing of Emerson's trademarks increasing by $3.0 million for the twelve months ended March 31, 2002 as compared to the same period in the prior fiscal year. Emerson reports royalty and commission revenues earned from its licensing arrangements, covering various products and territories, and not the full sales value of product subject to such arrangements.


     Cost of Sales - Cost of sales, as a percentage of consolidated net revenues, decreased from 85.2% in fiscal 2001 to 83.7% in fiscal 2002. The decrease in cost of sales was primarily due to higher margins on product sales and an increase in licensing revenue.

     The consumer electronics segment gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the price categories of the consumer electronics market in which Emerson competes. Emerson's products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive. Emerson believes that the combination of its

     o    direct import program;

     o    various license agreements;

     o    the continued introduction of higher margin products;

     o    use of inward license agreements;

     o    further reduction in product return rates;

 will continue to favorably impact its gross profit margins.

     Other Operating Costs and Expenses - Other operating costs and expenses as a percentage of net revenues were 2.2% in fiscal 2002 as compared to 1.6% in fiscal 2001. In absolute terms, other operating costs and expenses increased $479,000 for fiscal 2002 as compared to the same period in fiscal 2001. The increase was primarily due to an increase in inventory servicing costs.

     Selling, General and Administrative Expenses ("S,G&A") - S,G&A, in absolute terms, decreased $603,000 in fiscal 2002 as compared to the prior fiscal year. The decrease in S,G&A in absolute terms between fiscal 2002 and 2001 were primarily due to recoveries of substandard receivables, a change in the estimate related to co-operative advertising costs, which were partially offset by increased professional fees.

     Litigation Settlement, net - Litigation settlement is the result of a settled litigation in the amount of $2.9 million, net of legal costs, with a former trademark licensee. The license agreement with Emerson ceased in the year ending March 31, 1998.

     Interest Expense, net - Interest expense increased from $2.1 million in fiscal 2001 to $2.4 million in fiscal 2002. The increase was attributable primarily to increased borrowings partially offset by lower interest costs.

     Provision for Income Taxes - Emerson's provision for income taxes was a benefit of $7.7 million for fiscal 2002 as compared to $1.1 million provision for fiscal 2001. The benefit of $7.7 million consisted primarily of the reduction in the valuation reserve previously established against the deferred tax assets relating to the accounts receivable and inventory temporary differences, as well as the recognition of management's estimation of net operating loss carryforwards subject to limitations under IRC Section 382. This is partially offset by fore ign and state taxes.

     Net Income - As a result of the foregoing factors, the consumer electronics segment generated net income of $21.6 million in fiscal 2002 as compared to $14.1 million in fiscal 2001.

Results of Consumer Electronics Operations - Fiscal 2001 compared with Fiscal
2000

     Net Revenues - Net revenues for fiscal 2001 increased $60.6 million (30%) as compared to fiscal 2000. The increase in net revenues resulted primarily from increases in unit sales of audio products and microwave oven products. And to a lesser extent HH Scott(R) branded products. Licensing revenues were $3.9 million for fiscal 2001 as compared to $3.1 million for fiscal 2000. The increase was attributable to the following three factors:

     o new licensing arrangements being implemented in the current fiscal year;

     o license agreements implemented in previous years becoming fully operational; and

     o    certain licenses being modified and expanded.

     Emerson reports royalty and commission revenues earned from its licensing arrangements, covering various products and territories, and not the full sales value of product subject to such arrangements.

     Cost of Sales - Cost of sales, as a percentage of consolidated net revenues, were 85.2% and 86.8% in fiscal 2001 and fiscal 2000, respectively. The decrease in cost of sales was primarily attributable to lower product returns and a higher product margin due to product mix.

     o The consumer electronics segment gross profit margins are subject to competitive pressures arising from pricing strategies associated with the price categories of the consumer electronics market in which Emerson competes. Emerson's products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive.

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

     Equity In Earnings Of Affiliate - During fiscal 2001, Emerson's investment in SSG increased to 50.1%. Accordingly, SSG's results of operations and the minority interest related to those results have been included in our consolidated results of operations as though it had been acquired on April 1, 2000. For fiscal 2000, the 33% investment in SSG was accounted for under the equity method of accounting. See Item 8 - "Financial Statements and Supplementary Data - Note 3 of Notes to the Consolidated Financial Statements."

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

Sporting Goods Segment:

     The following table summarizes certain financial information relating to the sporting goods segment for the fiscal years 2002, 2001, and 2000. The results of operations of SSG for fiscal 2000 were not consolidated with Emerson's results of operations and are presented for comparative purposes (in thousands):


                                                 2002                   2001               2000
                                                 ----                   ----               ----
                                                                (Unaudited)

Net revenues                                   $ 103,601            $ 113,061                $ 116,521
                                             ---------------      ------------------     ----------------
Cost of sales                                     74,106               80,809                   78,602
Selling, general & administrative                 32,285               35,880                   33,114
                                             ---------------      ------------------     ----------------
     Operating income (loss)                      (2,790)              (3,628)                   4,805
Interest expense, net                            (   793)              (2,017)                  (1,595)
                                             ---------------      ------------------     ----------------
     Income (loss) before income
         Taxes                                    (3,583)              (5,645)                   3,210
Provision (benefit) for income
         Taxes                                      --                 (2,086)                   1,127
                                             ---------------      ------------------     ----------------
     Net (loss)  income                       $   (3,583)           $  (3,559)               $   2,083
                                             ===============      ==================     ================


Results of Sporting Goods Operations - Fiscal 2002 compared with Fiscal 2001


     Net Revenues - Net revenues for fiscal 2002 decreased $9.5 million (8.4%) as compared to fiscal 2001. The decrease in net revenues was primarily a result of a general slow-down in the economy, reduced participation in traditional youth sports, a reduced sales force and the discontinuation of certain unprofitable and low margin product lines.

     Cost of Sales - Cost of sales as a percentage of net revenues remained primarily the same for fiscal 2002 and fiscal 2001 at 71.5%. In absolute terms, cost of sales decreased in fiscal 2002 by $6.7 million as compared to fiscal 2001 due to decreases in net revenues.

     Selling, General and Administrative Expenses ("S,G&A") - S,G&A expenses for fiscal 2002 decreased by $3.6 million as compared to fiscal 2001. The decrease in expenses was primarily due to a decrease in payroll related costs, promotional costs, depreciation and amortization and lower sales and use tax expense.

     Interest Expense, net - Interest expense, net decreased $1.2 million in fiscal 2002 as compared to fiscal 2001. The decrease was attributable primarily to decreased overall levels of borrowing and lower interest rates.

     Provision (benefit) for Income Taxes - The benefit for income taxes decreased approximately $2.1 million to a benefit of $0 in fiscal 2002 as compared to fiscal 2001. The sporting goods segment has a net operating loss carryforward included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. As such, realization of the sporting goods deferred tax asset is dependent on generating sufficient taxable income, either through operations or tax planning strategies, prior to the expiration of loss carryforwards. Based upon the operating results of the sporting goods segment for fiscal 2002, the sporting goods segment has not provided an income tax benefit related to its loss before income taxes. The amount of the sporting goods segment existing net deferred tax assets considered realizable could be reduced or eliminated if their use becomes more restricted under the provisions of SFAS No. 109, "Accounting for Income Taxes".

     Net loss - As a result of the foregoing factors, the sporting goods segment generated a net loss of $3.6 million for each of fiscal 2002 and fiscal 2001.

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

     Net (loss) income - As a result of the foregoing factors, SSG generated a net loss of $3.6 million for fiscal 2001 as compared to net income of $2.1 million for fiscal 2000, of which approximately a $1.3 million loss was reflected in our consolidated statements of operations for fiscal 2001.

Liquidity and Capital Resources

     Net cash provided by operating activities was $9.8 million for fiscal 2002. Cash was primarily provided by our profitability, and a reduction of inventory partially offset by an increase in accounts receivable and a decrease in accounts payable and other current liabilities.

     Net cash used by investing activities was $896,000 for fiscal 2002. Cash was utilized for additions to property, plant and equipment.

     Net cash provided by financing activities was $2.5 million for fiscal 2002. Cash was primarily provided by increased borrowings, partially offset by purchases of our stock from the public under our stock repurchase plan.

     Emerson and SSG maintain asset-based credit facilities of $15 million and $25 million, respectively. These facilities provide for revolving loans and letters of credit, subject to certain limits which, in the aggregate, cannot exceed the lesser of $15 million and $25 million for Emerson and SSG, respectively, or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. Both Emerson and SSG are required to maintain certain net worth levels, with which they were both in compliance as of March 31, 2002. At March 31, 2002, there were approximately $8.7 million and $16.8 million of borrowings under these facilities by Emerson and SSG, respectively. No letters of credit were outstanding by either Emerson or SSG as of March 31, 2002.

     On June 28, 2002, Emerson entered into a $40 million Revolving Credit and Term Loan Agreement ("Loan Agreement") with several U.S. financial institutions. The Loan Agreement provides for a $25 million revolving line of credit and a $15 million term loan. The $25 million revolving line of credit replaces Emerson's existing $15 million senior secured facility and provides for revolving loans, subject to individual maximums which, in the aggregate, not to exceed the lesser of $25 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime plus .5% to 1.25% or, at Emerson's election, LIBOR plus 2.00% to 2.75% depending on certain financial covenants. The $15 million term loan combined with cash earned from Emerson's operations will be used to retire all of Emerson's 8.5% Senior Subordinated Convertible Debentures ("Debentures") in the amount of $20.8 million due August 2002. The interest rate charged on the term loan ranges from Prime plus 1.0% to 1.75% or, at Emerson's election, LIBOR plus 2.50% to 3.25% depending on certain financial covenants and amortizes over a three year period. Pursuant to the Loan Agreement, we will be restricted from, among other things, paying cash dividends other than on preferred shares, repurchasing our common stock and entering into certain transactions without the lender's prior consent and are subject to certain net worth and leverage financial covenants. Amounts outstanding under the Loan Agreement are secured by substantially all of Emerson's assets.

     Two of our foreign subsidiaries maintain various credit facilities, as amended, aggregating $50.0 million with Hong Kong banks consisting of the following:

     o a $5.0 million letter of credit facility which is used for inventory purchases; and

     o    two back-to-back letter of credit facilities totaling $45 million.

     At March 31, 2002, our Hong Kong subsidiary pledged $1.8 million in certificates of deposit to this bank to assure the availability of the $5.0 million credit facility. At March 31, 2002, there were approximately $9.3 million of letters of credit outstanding under these credit facilities. The letter of credit facility requires a net worth covenant of the foreign subsidiaries with which the company was in compliance at March 31, 2002.

     We continue to enter into outward licensing agreements and intend to pursue additional licensing opportunities. We believe that such licensing activities will have a continued positive impact on net operating results by generating royalty income with minimal costs, and without the necessity of utilizing working capital or accepting customer returns. See Item 1 - Business - "Licensing and Related Activities".

     Short-Term Liquidity. Cash increased to $19.2 million as of March 31, 2002 from $8.0 million as of March 31, 2001. At present, management believes that future cash flow from operations and the institutional financing noted above will be sufficient to fund all of our cash requirements for the next fiscal year. In fiscal 2002, products representing approximately 63% of net revenues of the consumer electronics segment were imported directly to our customers. The direct import program is essential to Emerson's liquidity objectives.

     Liquidity for the consumer electronics segment is impacted by its seasonality in that it generally records the majority of our annual sales in the quarters ending September and December. This requires the consumer electronics segment to maintain higher inventory levels during the quarters ending June and September, therefore increasing the working capital needs during these periods. Additionally, the consumer electronics segment receives the largest percentage of product returns in the quarter ending March. The higher level of returns during this period adversely impacts Emerson's collection activity, and therefore its liquidity. Management believes that the license agreements as discussed above, continued sales margin improvement and the policies in place for returned products, should continue to favorably impact its cash flow.

     Liquidity for the sporting goods segment is also impacted by its seasonality in that its March quarter is its strongest sales quarter, with the weakest quarter being the December quarter. This requires the sporting goods segment to maintain higher amounts of inventory during the quarters ending March and June, therefore increasing the working capital needs during these periods.

     Long-Term Liquidity. We continue to be subject to competitive pressures arising from pricing strategies. SSG has discontinued certain lower margin products in favor of higher margin replacement products. Management believes that this, together with our various license agreements and the continued introduction of higher margin products in both segments, the closure of certain manufacturing locations at SSG and the related sourcing of less costly product from foreign manufacturers will result in continued improved profitability. Both senior secured credit facilities for Emerson and SSG impose financial covenants. Non-compliance with the covenants could materially affect our future liquidity. Management believes that anticipated cash flow from operations and the financing noted above will provide sufficient liquidity to meet our operating and debt service cash requirements on a long-term basis.

     There were no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of March 31, 2002.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We consider certain accounting policies related to inventories, trade accounts receivables, impairment of long lived assets, valuation of deferred tax assets, sales return reserves and cooperative advertising accruals to be critical policies due to the estimation processes involved in each.

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out basis for our consumer electronics segment, and a first-in, first-out basis and weighted-average basis for our sporting goods segment. We record inventory reserves to reduce the carrying value of inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Conversely, if market conditions improve, such reserves are reduced.

     Trade Accounts Receivable

     We extend credit based upon evaluations of a customer's financial condition and provide for any anticipated credit losses in our financial statements based upon management's estimates and ongoing reviews of recorded allowances. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Conversely, allowances are deducted to reflect credit and collection improvements.

     Intangible Assets

     SSG has significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves management judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

     Income Taxes

     We record a valuation allowance to reduce the amount of our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event that we determined that we would not be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if it were determined that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

     Sales Return Reserves

     Our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends and changes in customer demand for our products when evaluating the adequacy of the reserve for sales returns. Management judgments and estimates must be made and used in connection with establishing the sales returns in any accounting period.

     Cooperative Advertising Accruals

     We estimate expenses for cooperative advertising programs promotions and other volume-based incentives and record such expense estimates at the time of product sale. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in incremental expenses at the time the incentive is offered. Conversely, strong product sell through and successful product launches would reduce such accrual estimates.

Recently-Issued Financial Accounting Pronouncements

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

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the non-amortization provisions of the Statement is expected to result in an approximate increase in the net income of $255,000 ($.01 per share) per year. During fiscal 2003, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2002 and have not yet determined what the effect of these tests will be on our earnings and financial position. Any such valuation will be primarily associated with the carrying value of SSG's goodwill.

     During fiscal 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 will be effective for us for fiscal 2003 and provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. We have not yet determined the effects, if any, of implementing SFAS No. 144 on our reporting of financial information.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 41, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). For most companies, Statement 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Statement 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded Statement 44 which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. We have not yet determined the effects, if any, of implementing SFAS No. 145 on our reporting of financial information.

Forward-Looking Information

     This report contains various forward-looking statements under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and information that is based on management's beliefs as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that could cause actual results to differ materially are as follows:

     o    the ability of the consumer  electronics  segment to continue  selling
          products  to  two  of  its  largest   customers   whose  net  revenues
          represented 22% and 19% of fiscal 2002 consolidated net revenues;

     o competitive factors in the consumer electronics segment, such as competitive pricing strategies utilized by retailers in the domestic marketplace that negatively impact product gross margins;

     o the ability of the consumer electronics and sporting goods segments to maintain their suppliers, primarily all of whom are located in the Far East for the consumer electronics segment;

     o the ability of the sporting goods segment to have an uninterrupted shipping service from outside carriers, such as United Parcel Service;

     o our ability to comply with the restrictions imposed upon us by our outstanding indebtedness; and

     o    general economic conditions and other risks.

     Due to these uncertainties and risks, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. For additional risk factors as they relate to the sporting goods segment, see SSG's Form 10-K for the fiscal year ended March 29, 2002 Item 7 - "Certain Factors that May Affect the Company's Business or Future Operating Results".

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Inflation, Foreign Currency, and Interest Rates

     Neither inflation nor currency fluctuations had a significant effect on our results of operations during fiscal 2002. Our exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The consumer electronics segment purchases virtually all of its products from manufacturers located in various Asian countries.

     The interest on borrowings under our credit facilities is based on the prime rate. While a significant increase in interest rates could have an adverse effect on our financial condition and results of operations, management believes that given the present economic climate, interest rates are not expected to increase significantly during the coming year.


Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         Index to Financial Statements
                                                                                             Page No.
Report of Independent Auditors                                                                  32
Consolidated Statements of Operations for the years ended
   March 31, 2002,  2001, and 2000                                                              33
Consolidated Balance Sheets as of March 31, 2002 and 2001                                       34
Consolidated Statements of Changes in Shareholders' Equity
   for the years ended March 31, 2002, 2001, and 2000                                           35
Consolidated Statements of Cash Flows for the years ended
   March 31, 2002,  2001, and 2000                                                              36
Notes to Consolidated Financial Statements                                                      37
Schedule II--Valuation and Qualifying Accounts and Reserves                                     66
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Emerson Radio Corp.

     We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries as of March 31, 2002 and March 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(1). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emerson Radio Corp. and Subsidiaries at March 31, 2002 and March 31, 2001, and the consolidated results of its operations and cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



ERNST & YOUNG LLP


New York, New York
June 28, 2002



                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For The Years Ended March 31, 2002, 2001, and 2000
                      (In thousands, except per share data)


                                                                      2002                  2001                 2000
                                                                -----------------     ------------------    ----------------

Net revenues                                                    $   318,451             $ 377,410             $ 203,701

Costs and expenses:

     Cost of sales                                                  253,883               306,101               176,870
     Other operating costs and expenses                               4,797                 4,318                 4,501
     Selling, general and administrative expenses                    49,457                53,498                16,996
                                                                -----------------     ------------------    ----------------
                                                                    308,137               363,917               198,367
                                                                -----------------     ------------------    ----------------
Operating  income                                                    10,314                13,493                 5,334

     Litigation settlement, net                                       2,933                   --                   --
     Equity in earnings of affiliate                                    - -                   --                    277
     Other investment losses                                            - -                   --                   (284)
     Interest expense, net                                           (3,213)               (4,068)               (2,284)
      Minority interest in net loss of consolidated
          Subsidiary                                                  1,712                 2,284                  --
                                                                -----------------     ------------------    ----------------
                                                                     11,746                11,709                 3,043
Income before income taxes

     Provision (benefit) for income taxes                            (7,661)                 (944)                 (577)

                                                                -----------------     ------------------    ----------------
Net income                                                      $    19,407            $   12,653            $    3,620
                                                                =================     ==================    ================
Net income per common share

     Basic                                                      $       .62            $      .36            $      .07
     Diluted                                                            .52                   .33                   .07

Weighted average shares outstanding

     Basic                                                           31,298                35,066                47,632
     Diluted                                                         40,485                38,569                53,508


The accompanying notes are an integral part of the consolidated financial statements.



                      EMERSON RADIO CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          As of March 31, 2002 and 2001
                        (In thousands, except share data)
 ASSETS                                                                                          2002                    2001
                                                                                            -----------------       ---------------

Current Assets:
   Cash and cash equivalents                                                                $    19,228             $    7,987
   Accounts receivable (less allowances of $5,320 and $4,471,  respectively)                     29,401                 26,552
   Other receivables                                                                              2,337                    781
   Inventories                                                                                   41,657                 44,477
   Prepaid expenses and other current assets                                                      3,719                  3,611
   Deferred tax assets                                                                            7,671                  1,419
                                                                                            -----------------       ---------------
     Total current assets                                                                       104,013                 84,827
Property, plant, and equipment                                                                   11,116                 12,718
Deferred catalog expenses                                                                         2,017                  2,437
Goodwill and other intangible assets (net of accumulated amortization of
     $7,478 and $7,233, respectively)                                                            11,678                 13,388
Deferred tax assets                                                                               5,728                  4,081
Other assets                                                                                      1,287                  1,555
                                                                                            -----------------       ---------------
           Total Assets                                                                     $   135,839              $ 119,006
                                                                                            =================       ===============

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term borrowings                                                                    $     8,671              $   5,094
   Current  maturities of long-term  borrowings                                                   8,853                    139
   Accounts payable and other current liabilities                                                33,279                 34,703
   Accrued sales returns                                                                          3,817                  4,913
   Income taxes payable                                                                             103                    481
                                                                                            -----------------       ---------------
     Total current liabilities                                                                   54,723                 45,330
Long-term borrowings                                                                             29,046                 38,257
Minority interest                                                                                17,330                 20,288

Shareholders' Equity:
   Preferred shares - 10,000,000 shares authorized; 3,677
         shares issued and outstanding,                                                           3,310                  3,310
   Common shares -- $.01 par value, 75,000,000 shares authorized;
         51,475,511 shares issued; 31,166,478 and 31,343,978
         shares outstanding, respectively                                                           515                    515
   Capital in excess of par value                                                               114,451                113,459
   Accumulated other comprehensive losses                                                          (122)                  (118)
   Accumulated deficit                                                                          (69,436)               (88,843)
   Treasury stock, at cost, 20,309,033 and 20,131,533 shares, respectively                      (13,978)               (13,192)
                                                                                            -----------------       ---------------
     Total shareholders' equity                                                                  34,740                 15,131
                                                                                            -----------------       ---------------
           Total Liabilities and Shareholders' Equity                                       $   135,839             $  119,006
                                                                                            =================       ===============


The accompanying notes are an integral part of the consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000
                        (In thousands, except share data)


                                               Common  Shares Issued
                                               ----------------------       Capital    Accumulated Other                     Total
                                  Preferred   Number     Par    Treasury  In excess of   Comprehensive   Accumulated    Shareholders
                                   Stock     of Shares  Value    Stock     Par Value      Losses           Deficit          Equity
                                  ---------  --------- ------  --------- ------------  ----------------   ----------   -------------

Balance - April 2, 1999           $ 3,343   51,331,615 $ 513   $ (1,907)  $113,288     $    (78)         $(104,962)      $  10,197
    Purchase of treasury stock                                   (1,121)                                                    (1,121)
    Purchase of preferred stock       (33)                                       1                                             (32)
    Preferred stock dividends
      Declared                                                                                                (103)          ( 103)
   Comprehensive income:
    Net income for the year                                                                                  3,620           3,620
    Currency translation
       adjustment                                                                             2                                  2
       Comprehensive income                                                                                                  ------
                                                                                                                             3,622
                                    -----   ----------   ---    --------   -------          ----          --------         --------
Balance - March 31, 2000            3,310   51,331,615   513     (3,028)   113,289          (76)          (101,445)         12,563
    Purchase of treasury stock                                  (10,164)                                                   (10,164)
    Exercise of stock options
      and warrants                             143,896     2                   170                                             172
    Preferred stock dividends
      Declared                                                                                                ( 51)           ( 51)
   Comprehensive income:
      Net income for the year                                                                               12,653          12,653
      Currency translation adjustment                                                        (5)                                (5)
         Unrealized loss                                                                    (37)                               (37)
                                                                                                                       -------------
         Comprehensive income                                                                                               12,611
                                  ------    ----------  -----   --------    ------      ---------         ---------    -------------
Balance - March 31, 2001          3,310     51,475,511   515    (13,192)   113,459         (118)           (88,843)         15,131
    Purchase of treasury stock                                     (786)                                                      (786)
    Preferred dividend cancellation                                            992                                             992
   Comprehensive income:
        Net income for the year                                                                             19,407          19,407

         Currency translation adjustment                                                     (1)                                (1)
         Unrealized loss                                                                     (3)                                (3)
                                                                                                                            -------
         Comprehensive income                                                                                               19,403
                                  -------    ---------- -----  --------- -----------      ------        ----------       ----------
Balance - March 31, 2002          $3,310     51,475,511 $515   $(13,978) $ 114,451        $(122)         $ (69,436)      $  34,740
                                  ======     ========== =====  ========= =========     =========        ===========      ==========

 The accompanying notes are an integral part of the consolidated financial statements.




                          EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Years Ended March 31, 2002, 2001, and 2000
                                 (In thousands)
                                                                             2002                   2001                   2000
                                                                       ------------------    -------------------     ---------------
Cash Flows from Operating Activities:
   Net income                                                                $   19,407       $     12,653           $     3,620
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Minority interest                                                          (2,958)            (2,284)                  --
      Depreciation and amortization                                               3,601              2,729                 1,306
      Deferred tax assets                                                        (7,899)               --                    --
      Equity in earnings of affiliate                                               --               1,476                  (277)
      Write-down of investment in joint venture                                     --                 --                    153
      Loss on marketable securities                                                 --                 --                    149
      Asset valuation and loss reserves                                           1,634               (284)                  626
      Other                                                                          (4)               (42)                    2
      Changes in assets and liabilities, net of acquisition of SSG:
         Accounts receivable                                                     (3,363)             3,966                   917
         Other receivables                                                       (1,556)             3,534                 2,755
         Inventories                                                              2,806             (9,463)               (2,970)
         Prepaid expenses and other current assets                                  312                (74)                  186
         Other assets                                                             ( 231)                84                   493
         Accounts payable and other current liabilities                          (1,528)            (2,876)                 (328)
         Income taxes payable                                                      (378)               346                  (265)
                                                                       ------------------     ------------------     ---------------
Net cash provided by operations                                                   9,843              9,765                 6,367
                                                                       ------------------     ------------------     ---------------
Cash Flows from Investing Activities:
   Purchase of SSG, net of cash acquired of $1,271                                 --               (2,378)                  --
   Proceeds from marketable securities                                             --                  --                    552
   Investment in affiliates                                                        --                  --                   (841)
   Additions to property and equipment                                             (896)              (110)                 (462)
   Distributions from joint venture                                                --                  --                    213
                                                                       ------------------     ------------------     ---------------
Net cash used by investing activities                                              (896)            (2,488)                 (538)
                                                                       ------------------     ------------------     ---------------
Cash Flows from Financing Activities:
   Net borrowings under line of credit facility                                    3,577             2,180                   698
   Long-term borrowings (retirement)                                                (497)              (37)                   47
   Payment of  dividend on preferred stock                                            --               (13)                  (26)
   Purchase of preferred and common stock                                           (786)          (10,164)               (1,153)
   Exercise of stock options and warrants                                            --                172                    --
   Other                                                                             --                 33                    44
                                                                       ------------------     ------------------     ---------------
Net cash provided  (used) by financing activities                                  2,294            (7,829)                 (390)
                                                                       ------------------     ------------------     ---------------
Net increase (decrease) in cash and cash equivalents                              11,241            (  552)                5,439

Cash and cash equivalents at beginning of year                                     7,987             8,539                3,100
                                                                       ------------------     ------------------     ---------------
Cash and cash equivalents at end of year                                     $    19,228         $   7,987            $   8,539
                                                                       ==================     ==================     ===============
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                     $     3,391         $   4,102            $   2,137
                                                                       ==================     ==================     ===============
  Cash paid for income taxes                                                 $     1,278         $     784            $      11
                                                                       ==================     ==================     ===============



The accompanying  notes are an integral part of the consolidated  financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


Note 1 -- Significant Accounting Policies:

Background and Basis of Presentation

     The consolidated financial statements include the accounts of Emerson Radio Corp. ("Emerson", consolidated - the "Company") and its majority-owned subsidiaries, including Sport Supply Group, Inc. ("SSG"). All significant intercompany transactions and balances have been eliminated.

     The Company operates in two business segments: consumer electronics and sporting goods. The consumer electronics segment designs, sources, imports and markets a variety of consumer electronic products and licenses the "EMERSON(R)" trademark for a variety of products domestically and internationally to certain licensees. The sporting goods segment, which is operated through Emerson's 53.2% ownership of SSG, manufactures and markets sports related equipment and leisure products to institutional customers in the United States.

     Prior to March 23, 2001, Emerson accounted for its investment in SSG using the equity method of accounting. On March 23, 2001, Emerson obtained a controlling interest in SSG and is accounting for this interest as a step acquisition. The assets and liabilities of SSG have been revalued to fair value to the extent of Emerson's 50.1% interest in SSG as of March 23, 2001. The Company's 50.1% interest in the fair value of identifiable assets acquired less liabilities assumed exceeded the Company's investment in SSG by $1.9 million and has been recorded as a reduction of acquired goodwill. For fiscal 2001, SSG's results of operations and the minority interest related to those results have been included in the Company's results of operations as though it had been acquired at the beginning of the year ended March 31, 2001.

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

Fair Values of Financial Instruments

     The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to short-term maturity of these financial instruments. The carrying amounts of bank debt approximate this fair value due to their variable rate interest features. The fair value of the preferred stock is based on the fair value of the common stock into which the preferred stock is convertible. The carrying value of the debentures approximate fair value.

Investments

     The Company determines the appropriate classifications of securities at the time of purchase. The investments held by the Company at March 31, 2002 and 2001 were classified as "available-for-sale securities", and are included in prepaid expenses and other current assets. Realized gains and losses are reported separately as a component of income. Declines in the market value of securities deemed to be other than temporary are included in earnings.

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

Advertising and Deferred Catalog Expenses

     Advertising expenses are charged to operations as incurred, except for production costs related to direct-response advertising activities, which are capitalized. Direct response advertising pertains to the sporting goods segment of the Company, which consists primarily of catalogs. Production costs, primarily printing and postage, associated with catalogs are amortized using the straight-line method over twelve months which approximates average usage of the catalogs produced. Advertising expenses for the fiscal 2002, 2001 and 2000 were approximately $5,766,000, $7,347,000, and $3,077,000, respectively.

Internet Expenses

     The Company expenses the operating and development costs of it's Internet websites.

Income Taxes

     Deferred income taxes are provided for the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation reserves are provided for the deferred tax assets when realization of the assets is not reasonably assured. See Note 6.

Net Earnings Per Common Share

     Net earnings per share of common share are based upon the weighted average number of common and common equivalent shares outstanding. Outstanding stock options are treated as common stock equivalents when dilution results from their assumed exercise.

Stock- Based Compensation

     The Company and its subsidiaries have chosen to account for stock-based compensation plans using the fair value method under SFAS 123. The fair value of these options was estimated at the date of grant using the Black- Scholes option-pricing model. See Note 8.

Recent Pronouncements

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

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of the Statement is expected to result in an approximate increase in the net income of $255,000 ($.01 per share) per year. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite life intangible assets as of April 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     During fiscal 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 will be effective for the Company for Fiscal 2003 and provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. The Company has not yet determined the effects, if any, of implementing SFAS No. 144 on its reporting of financial information.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). For most companies, Statement 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Statement 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded Statement 44 which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. The Company has not yet determined the effects, if any, of implementing SFAS No. 145 on our reporting of financial information.

Reclassifications

     Certain reclassifications were made to conform prior years financial statements to the current presentation.

Note 2 -- Inventories:

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out for the consumer electronics segment and for the sporting goods segment, weighted-average cost methods for items manufactured and weighted-average cost for items purchased for resale. As of March 31, 2002 and 2001, inventories consisted of the following:

                                          March 31, 2002       March 31, 2001
                                         -----------------    -----------------
                                                    (In thousands)

Raw materials                             $     2,153          $     3,728
Work-in-process                                   258                  377
Finished                                       41,531               42,643
                                         -----------------    -----------------
                                               43,942               46,748
Less inventory allowances                      (2,285)              (2,271)
                                         -----------------    -----------------
                                           $   41,657           $   44,477
                                         =================    =================


Note 3 -- Acquisition of Affiliate:

     As of March 31, 2001 and 2000, Emerson owned 4,463,223 and 2,386,000 (50.1%
and 32.8% of the issued and outstanding) shares of common stock of SSG, respectively. Accordingly, for fiscal 2001 Emerson accounted for its investment in SSG by consolidating SSG under purchase method of accounting, while for fiscal 2000, Emerson accounted for its investment in SSG under the equity method.

     Pro-forma results of operations for Emerson, reflecting the consolidation with SSG for the fiscal year ended March 31, 2000 are as follows (in thousands, except per share data):


                                                              For the 12 Months
                                                                    Ended
                                                                March 31, 2000
                                                            --------------------
                                                                 (Unaudited)
 Net revenues                                               $       320,222
 Cost of sales                                                      255,472
 Net income                                                           3,620
 Net income per common share - basic and
      diluted                                              $            .07

     For fiscal 2000, the investment in and results of operations of SSG were accounted for by the equity method. Summarized financial information derived from the annual and quarterly financial reports of SSG as filed with the Securities and Exchange Commission for fiscal 2000 are as follows (in thousands):

                                                            March 31, 2000
                                                        -----------------------
                                                             (Unaudited)

 Current assets                                         $       50,488
 Property, plant and equipment and
   other assets                                                 30,158
 Current liabilities                                            38,450
 Long-term debt                                                    252
 Stockholders' Equity                                           41,945

                                                          For the 12 Months
                                                                Ended
                                                            March 31, 2000
                                                         -----------------------
                                                              (Unaudited)
 Net sales                                              $      116,521
 Gross profit                                                   37,919
 Net income                                                      2,083

     Effective March 1997, the Company entered into a Management Services Agreement with SSG, under which each company provides various managerial and administrative services to the other for a fee at terms reflected in an arms length transaction. For the fiscal years 2002, 2001, and 2000, SSG billed Emerson pursuant to the management services agreement fees of $539,000, $401,000, and $488,000, respectively. Management believes that the transactions under the management services agreement are reflective of arms length transactions.

Note 4 -- Property, Plant, and Equipment

     As of March 31, 2002 and 2001, property, plant, and equipment was comprised of the following:

                                                         2002             2001
                                                       --------         --------
                                                                (In thousands)

      Land                                           $        9       $        9
      Buildings                                           1,024            1,024
      Computer Equipment & Software                      10,476           10,948
      Furniture and fixtures                              1,617            1,570
      Machinery and equipment                             2,432            2,465
      Leasehold improvements                                246              296
                                                     -----------        --------
                                                         15,804           16,312
      Less accumulated depreciation and amortization      4,688            3,594
                                                     -----------        --------
                                                     $   11,116       $   12,718
                                                     ===========      ==========


   Depreciation and amortization of property, plant, and equipment amounted to $2,352,000, $2,729,000, and $638,700 for the years ended March 31, 2002, 2001 and 2000, respectively.

Note 5  -- Borrowings:

     As of March 31, 2002 Emerson had an existing Loan and Security Agreement (the "Loan and Security Agreement"), which includes a senior secured credit facility in the amount of $15 million with a U.S. financial institution. The facility provided for revolving loans and letters of credit, subject to individual maximums which, in the aggregate, could not exceed the lesser of $15 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. Amounts outstanding under the senior credit facility are secured by (i) substantially all of Emerson's U.S. and Canadian assets except for trademarks, which are subject to a negative pledge covenant, and (ii) a portion of its investment in SSG. At March 31, 2002 and 2001, the weighted average interest rate on the outstanding borrowings was 7.43% and 10.42%, respectively. The interest rate charged on this facility is the prime rate of interest plus 1.25%. Pursuant to the Loan and Security Agreement, the Company was restricted from, among other things, paying cash dividends (other than on the Series A Preferred Stock), redeeming stock in certain instances, and entering into certain transactions without the lender's prior consent and was required to maintain certain net worth levels. An event of default under the credit facility would trigger a default under the Company's 8 1/2% Senior Subordinated Convertible Debentures Due 2002. As of March 31, 2002, approximately $8.7 million was outstanding under this facility. At March 31, 2002 and 2001, no letters of credit for inventory purchases were issued. At March 31, 2002 the carrying value of the credit facility approximated its fair value.

     On June 28, 2002, Emerson entered into a $40 million Revolving Credit and Term Loan Agreement ("Loan Agreement") with several U.S. financial institutions. The Loan Agreement provides for a $25 million revolving line of credit and a $15 million term loan. The $25 million revolving line of credit replaces Emerson's existing $15 million senior secured facility and provides for revolving loans, subject to individual maximums which, in the aggregate, not to exceed the lesser of $25 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime plus .5% to 1.25% or, at Emerson's election, LIBOR plus 2.00% to 2.75% depending on certain financial covenants. The $15 million term loan combined with cash earned from Emerson's operations will be used to retire all of Emerson's 8.5% Senior Subordinated Convertible Debentures ("Debentures") in the amount of $20.8 million due August 2002. The interest rate charged on the term loan ranges from Prime plus 1.0% to 1.75% or, at Emerson's election, LIBOR plus 2.50% to 3.25% depending on certain financial covenants and amortizes over a three year period. Pursuant to the Loan Agreement, we will be restricted from, among other things, paying cash dividends other than on preferred shares, repurchasing our common stock and entering into certain transactions without the lender's prior consent and are subject to certain net worth and leverage financial covenants. Amounts outstanding under the Loan Agreement are secured by substantially all of Emerson's assets.

     As of March 31, 2002 and 2001, long-term borrowings consisted of the following:

                                                      2002              2001
                                                    ---------        -----------
                                                           (In thousands)
8-1/2% Senior Subordinated Convertible
  Debentures Due 2002                               $ 20,750            $ 20,750
Notes payable under revolving line of credit          16,839              17,088
Equipment notes and other                                310                 558
                                                    ---------          ---------
                                                      37,899              38,396
Less current maturities                                8,853                 139
                                                   ----------          ---------
        Long-term debt and notes payable            $ 29,046            $ 38,257
                                                    =========          =========

     The Senior Subordinated Convertible Debentures Due 2002 ("Debentures") were issued by Emerson in August 1995. The Debentures bear interest at the rate of 8 1/2% per annum, payable quarterly, and are scheduled to mature on August 15, 2002, which are scheduled for repayment on or before August 15, 2002. As discussed previously, the Company intends to use the new $15 million term loan, combined with cash from Emerson's operations, to retire all of the Debentures. Accordingly, long-term borrowings include that portion of the loan to be amortized beyond one year. The Debentures are convertible into shares of the Company's common stock at any time prior to redemption or maturity at an initial conversion price of $3.9875 per share, subject to adjustment under certain circumstances. The Debentures are presently redeemable in whole or in part at the Company's option at a redemption price of 101% of principal, decreasing by 1% per year until maturity. The Debentures are subordinated to all existing and future senior indebtedness (as defined in the Indenture governing the Debentures). The Debentures restrict, among other things, the amount of senior indebtedness and other indebtedness that the Company, and, in certain instances, its consolidated subsidiaries, may incur. Each holder of Debentures has the right to cause the Company to redeem the Debentures if certain designated events (as defined) should occur. The Debentures are subject to certain restrictions on transfer. At March 31, 2002 the carrying value of the debentures approximated their fair value.

     Notes payable under a revolving line of credit (Revolver) were issued by SSG in March 2001, replacing a prior facility. The facility provides for a three-year $25 million revolving line of credit, and provides for revolving loans and is subject to individual maximums which, in the aggregate, cannot exceed the lesser of $25 million or a "Borrowing Base" amount based upon specified percentages of eligible accounts receivables and inventories. Amounts outstanding under the senior credit facility are secured by substantially all the assets of the Sport Supply Group, Inc. and subsidiaries. At March 31, 2002 and 2001, the weighted average interest rate on the outstanding borrowings was 4.9% and 8.5%, respectively. The interest rate charged under this facility at March 31, 2002 was 4.75%. Pursuant to the Loan and Security Agreement, the
Company is restricted from, among other things, paying cash dividends, and entering into certain transactions without the lender's prior consent. At March 31, 2002 the carrying value of the note payable approximated its fair value.

     Maturities of long-term borrowings as of March 31, 2002, by fiscal year and in the aggregate are as follows (in thousands):

                2003                                        $ 8,853
                2004                                         20,956
                2005                                          6,315
                2006                                          1,775
                2007                                              0
                Thereafter                                        0
                                                          -----------
                Total                                        37,899
                Less current portion                        ( 8,853)
                                                          -----------
                Total long term portion                     $29,046
                                                          ===========


 Note 6 -- Income Taxes:

                                                     2002                2001             2000
                                                 --------------    ---------------    --------------
Current:                                                            (In thousands)
Federal                                           $  (160)            $   475             $   47
Foreign, state and other                              398                 848               (624)
Deferred federal                                   (7,899)             (2,267)               --
                                                 -----------       --------------     --------------
                                                 $ (7,661)           $   (944)            $ (577)
                                                 ==============    ===============    ==============



     The Company, with the exception of SSG, files a consolidated federal and certain state and local income tax returns.

     The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory U.S. rate of 34% to income before income taxes for the years ended March 31, 2002, 2001, and 2000 are analyzed below:


                                                   2002                2001               2000
                                              ---------------    ----------------    ---------------
                                                                  (In thousands)
  Statutory provision                         $    4,089         $    3,981           $   1,035
  Decrease in valuation allowance                (12,057)            (5,246)             (1,306)
  Foreign income taxes                               254                478                (642)
  State taxes                                        302                723                 183
  Minority interest                                 (606)            (1,211)                 --
  Alternative minimum tax                             --                305                  47
  Other, net                                         357                 26                 106
                                              ---------------    ----------------    ---------------
  Total income tax (benefit)
    provision                                 $   (7,661)          $   (944)          $    (577)
                                              ===============    ================    ===============

     In December 1999, Emerson Radio (Hong Kong) Limited received a favorable ruling from the Hong Kong Court of Final Appeals regarding litigation with the IRD related to the deductibility of certain expenses for fiscal 1992 through fiscal 1999 tax years. A tax credit of $619,000 was recorded by the Company in fiscal 2000 as a result of this ruling.

     As of March 31, 2002 and 2001, the significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                                2002                2001
                                                                            --------------      --------------
                                                                                     (In thousands)
  Deferred tax assets:
      Accounts receivable reserves                                          $   5,751           $   5,345
      Inventory reserves                                                        1,913               1,359
      Net operating loss carryforwards                                         24,250              28,066
      Other                                                                       965               1,311
                                                                            --------------      --------------
            Total deferred tax assets                                          32,879              36,081
        Valuation allowance for deferred tax assets                           (14,395)            (26,452)
                                                                            --------------      --------------
            Net deferred tax assets                                            18,484               9,629
  Deferred tax liabilities:
      Intangible assets                                                        (3,173)             (2,921)
      Investment in affiliate                                                  (1,699)               (969)
      Other                                                                      (213)               (239)
                                                                            --------------      --------------
            Net deferred taxes                                               $ 13,399            $  5,500
                                                                            ==============      ==============


     Total deferred tax assets for the consumer electronics segment at March 31, 2002 and 2001 include the tax-effected net operating loss carry forwards subject to annual limitations (as discussed below) and tax-effected deductible temporary differences. The portion of the previous valuation reserve established against the deferred tax assets relating to the accounts receivable and inventory temporary differences has been reduced by $ 6,011,775 to $0, as management believes it is more likely than not that such benefit will be realized in the future. The portion of the previous valuation reserve related to the recognition of management's estimation of net operating loss carryforwards has been reduced by $2,744,531 to $ 11,351,935. The remaining valuation reserve remains for the consumer electronics segment against any expected future benefits relating to net operating loss carryforwards as management believes it is not more likely than not that such benefit will be realized in the future due to the annual limitations on the utilization of such carryforwards.

     The sporting goods segment has net operating loss carryforwards that can be used to offset future taxable income and can be carried forward for 15 to 20 years. A valuation allowance for approximately $2.2 million has been established as realization of the deferred tax assets is dependent on the successful outcome of certain tax planning strategies, as well as the Company's ability to generate sufficient taxable income to fully utilize net operating loss carryforwards.

     Income of foreign subsidiaries before taxes was $2,808,000, $7,486,000, and $1,578,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

     As of March 31, 2002, the Company had a federal net operating loss carryforward of approximately $110,000,000, which will expire in the years 2006 through 2019. The utilization of these net operating losses are subject to limitations under IRC section 382. In addition, SSG has federal net operating loss carryforwards of approximately $23,516,000, which will expire in the years 2011 through 2021.

Note 7 -- Commitments and Contingencies:

Leases:

  The Company leases warehouse and office space with annual commitments as follows (in thousands):


                            Fiscal Years                     Amount
                            ------------                     ------
                                2003                       $ 2,886
                                2004                         2,241
                                2005                         1,387
                                2006                           160
                                2007                             1


     Rent expense which includes month-to-month leases, aggregated $3,413,000, $3,064,000, and $1,326,000 for fiscal 2002, 2001, and 2000, respectively.

Letters of Credit:

     There were no letters of credit outstanding under the Loan and Security Agreement (See Note 5) as of March 31, 2002 or 2001. The Company's Hong Kong subsidiary also currently maintains various credit facilities aggregating $50.0 million with banks in Hong Kong subject to annual review consisting of the following: (i) a $5.0 million credit facility which is generally used for letters of credit for inventory purchases, and (ii) two credit facilities totaling $45 million with seasonal over - advances, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit with the Company's largest customers. At March 31, 2002, the Company's Hong Kong subsidiary had pledged $1.75 million in certificates of deposit to this bank to assure the availability of the $5.0 million credit facility. At March 31, 2002, there were $2,920,000 and $6,429,000 of letters of credit outstanding under these credit facilities, respectively. The credit facility requires a net worth covenant of the foreign subsidiary which the Company was in compliance with at March 31, 2002.

Note 8 -- Stock Based Compensation:

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


                                                             Number of                 Weighted Average
                                                               Shares                   Exercise Price
                                                         -------------------       --------------------------
Outstanding--April 2, 1999                                   1,040,000                $     1.06
     Granted                                                   300,000                      1.00
     Canceled                                                  (18,000)                     1.00
                                                         -------------------       --------------------------
Outstanding - March 31, 2000                                 1,322,000                      1.05
     Granted                                                   248,000                      1.00
     Exercised                                                 (75,000)                     1.00
     Canceled                                                  (11,666)                     1.00
                                                         -------------------       --------------------------
Outstanding - March 31, 2001                                 1,483,334                      1.04
     Granted                                                    26,000                      1.50
     Canceled                                                  (13,334)                     1.00
                                                         -------------------       --------------------------
Outstanding - March 31, 2002                                 1,496,000                $     1.05
                                                         ===================       ==========================


     Subject to the terms set forth in each option agreement, generally, the term of each option is ten years, except for options issued to any person who owns more than 10% of the voting power of all classes of capital stock, for which the term is five years. Options may not be exercised during the first year after the date of the grant. Thereafter, each option becomes exercisable on a pro rata basis on each of the first through third anniversaries of the date of the grant. The exercise price of options granted must be equal to, or greater than the fair market value of the shares on the date of the grant, except that the option price with respect to an option granted to any person who owns more than 10% of the voting power of all classes of capital stock shall not be less than 110% of the fair market value of the shares on the date of the grant. As of March 31, 2002, there were a total of 1,496,000 options outstanding with exercise prices ranging from $1.00 per share to $1.50 per share. As of March 31, 2002, 1,221,334 of the total options outstanding were fully vested with 274,666 options vesting through April 2004. At March 31, 2002, 2001, and 2000, the weighted average exercise price of exercisable options under the Program was $1.05, $1.04, and $1.05, respectively.

     In October 1994, Emerson's Board of Directors adopted, and the stockholders subsequently approved, the 1994 Non-Employee Director Stock Option Plan. The maximum number of shares of Common Stock available under such plan is 300,000 shares. A summary of transactions under the plan for the three years ending March 31, 2002 is as follows:

                                                             Number of                 Weighted Average
                                                               Shares                   Exercise Price
                                                         -------------------       -------------------------

Outstanding--April 2,1999                                     150,000               $       1.00
     Canceled                                                 (50,000)                      1.00
                                                         -------------------       -------------------------
Outstanding--March 31, 2000                                   100,000                       1.00
     Granted                                                   75,000                       1.00
                                                         -------------------       -------------------------
Outstanding - March 31, 2001, and March, 2002                 175,000               $       1.00
                                                         ===================       =========================

     All options granted under the stock option plan during the fiscal years ending March 31, 2000, 2001 and 2002 were at exercise prices equal to or greater than the fair market value of Emerson's stock on the date of the grant.

     As of March 31, 2002, there were a total of 175,000 options outstanding with exercise prices at $1.00 per share. As of March 31, 2002, 125,000 of the total options outstanding were fully vested with 50,000 options vesting through July 2003.

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

     A summary of transactions under the SSG Plan for the fiscal year ending March 31, 2002 is as follows:

                                                             Number of                 Weighted Average
                                                               Shares                   Exercise Price
                                                         -------------------       --------------------------
Outstanding - March 31, 2000                                  1,097,199                $      7.76
     Granted                                                      9,375                       1.46
     Canceled                                                  (199,645)                      7.95
                                                         -------------------
Outstanding - March 31, 2001                                    906,929                       7.65
     Granted                                                     29,375                       1.30
     Canceled                                                   (10,125)                      8.09
                                                         -------------------       --------------------------
Outstanding - March 31, 2002                                    926,179                $      7.45
                                                         ===================       ==========================

     All options granted under the SSG Plan during the fiscal year ending March 31, 2002 were at exercise prices equal to or greater than the fair market value of SSG's stock on the date of the grant.

     As of March 31, 2002, there were a total of 926,179 options outstanding with exercise prices ranging from $0.95 per share to $9.44 per share. As of March 31, 2002, 896,178 of the total options outstanding were fully vested with 30,001 options vesting through April 2003. As of March 31, 2002, the weighted average exercise price of exercisable options under the SSG Plan was $7.57.

Consumer Electronics and Sporting Good Segments:

     The weighted average fair values of employee stock options granted under the Emerson plan in fiscal 2002, 2001 and 2000 are $1.18, $0.84 and $0.35, respectively. The fair values were estimated using the following assumptions and the Black-Scholes option valuation model:


                                                     2002                2001             2000
                                                 --------------    ---------------    --------------
Risk-free interest rate                            5.91%             5.29%             5.00%
Expected life                                    10 years          10 years           10 years
Expected volatility                                  .98               .99               .57
Expected dividend yield                            0.00%             0.00%             0.00%


     SSG's fair values were calculated using the following: (i) a risk free interest rate of 4.15% and 4.29% for fiscal 2002 and 2001, respectively; (ii) a weighted average expected life of 3 years for fiscal 2002 and 2001; (iii) an expected volatility of 39% and 55% for fiscal 2002 and 2001, respectively; and
(iv) a dividend yield of 0.00% for fiscal 2002 and 2001. The weighted average fair value of employee stock options granted for the SSG Plan in fiscal 2002 and 2001 was $0.41 and $0.59, respectively.

     Emerson and SSG have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees: ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on date of grant, no compensation expense is recognized. Emerson and SSG have adopted the disclosure-only provisions under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). For the purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information for fiscal 2002, 2001 and 2000 follows:


                                                     2002              2001             2000
                                                 --------------    ------------    --------------
Net income: (in thousands)
     As reported                                  $19,407           $12,653            $  3,620
     Pro forma                                    $19,283           $12,058            $  3,601

Net  income (loss) per common share:
     Basic - as reported                          $   .62           $   .36            $    .07
     Basic - pro forma                            $   .62           $   .34            $    .07
     Diluted - as reported                        $   .52           $   .33            $    .07
     Diluted - pro forma                          $   .52           $   .31            $    .07


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

Note 9 -- Shareholder's Equity:

Common Shares:

     Authorized common shares consists of 75,000,000 shares of common shares, par value $.01 per share, of which 31,166,478 shares were outstanding and 20,309,033 shares were held in treasury at March 31, 2002, and 31,343,978 shares were outstanding and 20,131,533 shares were held in treasury at March 31, 2001.

Common Stock Repurchase Program:

     In January 2000 Emerson's Board authorized a share repurchase program for 5 million shares and in September 2001 a 1 million share repurchase program was approved by the Board superceding the previous program. In fiscal 2002 the Company repurchased 177,500 shares for $236,000, and for fiscal 2001, repurchased 100,000 shares for $75,000, pursuant to the programs. The shares were repurchased in the open market and were funded by working capital.

Additional Common Stock Repurchases:

     On May 25, 2000, the Company entered into a Termination, Settlement, Redemption and Option Agreement, (the "Agreement") with Geoffrey P. Jurick, its Chairman, Chief Executive Officer and President, and two of Mr. Jurick's institutional creditors, resolving outstanding litigation between Mr. Jurick and two of his three outside creditors. In accordance with the Agreement, the Company, on May 25, 2000, purchased 7.0 million shares of Common Stock from the two institutional creditors for $6.0 million. On July 31, 2000, the Company purchased 8,177,533 shares of Common Stock for approximately $4.1 million in a private transaction as part of the terms of the Agreement. Additionally under the terms of the Agreement, the Company was granted an option to purchase from the two institutional creditors the remaining 4.1 million shares of Common Stock owned by them for approximately $5.5 million (the "Option Purchase Price"). On May 25, 2001, the Company extended the option term for one additional year by making a $550,000 payment. On June 10, 2002 the Company exercised the 4.1 million share option for $5.5 million. The Company used cash generated from operations and required no additional borrowings to complete this transaction.

Series A Convertible Preferred Stock:

     The Company has issued and outstanding 3,677 shares of Series A Convertible Preferred Stock, ("Preferred Stock") $.01 par value, with a face value of $3,677,000 and an estimated fair market value of approximately $4,520,000 as of March 31, 2002. Effective March 31, 2002 the conversion feature of the Preferred shares expired. Dividends accrued through March 31, 2002 were reversed into shareholder's equity. The Preferred Stock is non-voting and was convertible into Common Stock through March 31, 2002, at a price per share of Common Stock equal to 80% of the defined average market value of a share of Common Stock on the date of conversion. Effective March 31, 2001, dividends were no longer accrued on these shares.

     During the years ended March 31, 2002 and March 31, 2001, there were no conversions of the Company's Series A Preferred Stock. For the year ended March 31, 2000, the Company repurchased 37 shares of its Series A Preferred Stock.

Warrants:

     The Company issued warrants on March 31, 1994 for the purchase of approximately 750,000 shares of Common Stock exercisable at $1.40 per share during fiscal 2001. During fiscal 2001, 68,896 warrants were exercised and converted into 68,896 shares of common stock. On March 31, 2001 approximately 680,000 warrants expired unexercised. As of March 31, 2002 there are no outstanding warrants.

Note 10 -- Net Earnings per Share:

     The following table sets forth the computation of basic and diluted earnings per share for the years ended March 31, 2002, March 31, 2001, and March 31, 2000:

                      EMERSON RADIO CORP. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                 March 31, 2002

                     (In thousands, except per share amount)


                                                                   2002                   2001                  2000
                                                              ---------------       -----------------     -----------------
Numerator:
Net income                                                    $    19,407           $    12,653           $    3,620
Less:  preferred stock dividends, and repurchase
    Costs                                                            --                      51                  103
                                                              ---------------       -----------------     -----------------
Numerator for basic earnings
    per share - income available to
    common stockholders                                            19,407                12,602                3,517
Add back to effect assumed conversions:
    Preferred stock dividends                                        --                      51                  103

    Interest on convertible debentures                             1,764                    --                    --
                                                              ---------------       -----------------     -----------------
Numerator for diluted earnings
    per share                                                 $   21,171            $    12,653           $    3,620
                                                              ===============       =================     =================
Denominator:
Denominator for basic earnings per share -
weighted average shares                                             31,298               35,066               47,632
Effect of dilutive securities:
   Preferred  shares                                                 3,531                3,066                5,876
   Options                                                             452                  437                  --
   Convertible debentures                                            5,204                   --                  --
                                                              ---------------       -----------------     -----------------
Denominator for diluted earnings  per share -
weighted average shares and assumed conversions                     40,485               38,569               53,508
                                                              ===============       =================     =================
Basic income per share                                        $        .62          $       .36           $      .07
                                                              ===============
                                                                                    =================     =================
Diluted income per share                                      $        .52          $       .33           $      .07
                                                              ===============       =================     =================


     Options and warrants to purchase 2,899,000 shares of Common Stock were not included in computing diluted earnings per share for Fiscal 2000 because the effect would be antidilutive.

     Senior Subordinated Debentures convertible into 5,204,000 shares of common stock if converted were not included in computing diluted earnings per share for Fiscal 2001, and 2000, because the effect would be antidilutive.

Note 11 -- License Agreements:

     Emerson has several license agreements that allow licensees to use the "EMERSON(R)" and H.H. Scott(R) trademarks for the manufacture and/or the sale of consumer electronics and other products. These license agreements cover various countries throughout the world and are subject to renewal at the initial expiration of the agreements. License revenues recognized and earned in fiscal 2002, 2001, and 2000 were approximately $6,952,000, $3,930,000, and $3,143,000, respectively. Emerson records a majority of licensing revenues as earned over the term of the related agreements.

     In October 2000, Emerson entered into a three-year license agreement ("Video License Agreement") with Funai Corporation, Inc. ("Funai"), effective January 1, 2001, which was amended on February 19, 2002 which extended the Video License Agreement for an additional year. The Video License Agreement with Funai provides that Funai will manufacture, market, sell and distribute specified products bearing the "EMERSON(R)" trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, Emerson will continue to receive non-refundable minimum annual royalty payments of $4.3 million for calendar years 2002, 2003, and 2004, unless the agreement is terminated pursuant to the terms of the License Agreement. The minimums are credited against royalties earned for the sale of products. During fiscal 2002 and 2001, revenues of $5,624,000 and $1,075,000, respectively, were recorded under this Video License Agreement.


Note 12-- Legal Proceedings:

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

Note 13 --Business Segment Information and Major Customers:

     The Company has two business segments, the consumer electronics business and the sporting goods segment. Operations in these business segments are summarized below by geographic area (in thousands):


                                                                           Year Ended March 31, 2002
                                                                    U.S.         Foreign       Consolidated
                                                               ---------------------------------------------
Sales to unaffiliated customers - consumer
  electronics                                                  $  210,530     $  4,320         $  214,850

Sales to unaffiliated customers - sporting
  goods                                                           103,010          591            103,601
                                                               ---------------------------------------------
     Total sales to unaffiliated customers                     $  313,540     $  4,911         $  318,451
                                                               =============================================
Income (loss) before income  taxes -
  consumer electronics                                         $   15,330     $     (1)        $   15,329
Loss before income  taxes -  sporting goods                        (3,583)         --              (3,583)
                                                               ---------------------------------------------
     Total income (loss) before income taxes                   $   11,747     $     (1)        $   11,746
                                                               =============================================
Identifiable assets - consumer electronics                     $   46,395     $ 22,137         $   68,532

Identifiable assets - sporting goods                               67,307         --               67,307
                                                               ---------------------------------------------
     Total identifiable assets                                 $  113,702     $ 22,137        $   135,839
                                                               =============================================

                                                                        Year Ended March 31, 2001

                                                                    U.S.         Foreign       Consolidated
                                                               ---------------------------------------------
Sales to unaffiliated customers - consumer
  electronics                                                  $  255,272     $  9,077        $    264,349

Sales to unaffiliated customers - sporting
  goods                                                           112,653          408             113,061
                                                               ---------------------------------------------
     Total sales to unaffiliated customers                     $  367,925     $  9,485        $    377,410
                                                               =============================================
Income (loss) before income  taxes -
  consumer electronics                                         $   17,380     $    (25)       $     17,355
Loss before income  taxes -  sporting goods
                                                                   (5,646)          --              (5,646)
                                                               ---------------------------------------------
     Total income (loss) before income taxes                   $   11,734     $    (25)       $     11,709
                                                               =============================================
Identifiable assets - consumer electronics                     $   34,953     $  8,504        $    43,457

Identifiable assets - sporting goods                               75,549           --             75,549
                                                               ---------------------------------------------
     Total identifiable assets                                 $  110,502     $  8,504        $   119,006
                                                               =============================================

                                                                         Year Ended March 31, 2000

                                                                    U.S.         Foreign       Consolidated

Sales to unaffiliated customers - consumer electronics         $  197,810     $    5,891        $  203,701
                                                               =============================================
Income (loss) before income
   Taxes - consumer electronics                                $    3,075     $      (32)       $    3,043
                                                               =============================================
Identifiable assets - consumer electronics                     $   60,780     $     2,731       $   63,511
                                                               =============================================


     Identifiable assets are those assets used in operations in each geographic area. In addition to operating assets, at March 31, 2002, 2001, and 2000, there were non-operating assets of $9,136,000, $9,282,000 and $8,297,000, respectively, located in foreign countries.

     The Company's net sales to one customer aggregated approximately 22%, 41% and 56% of consolidated net revenues for the years ended March 31, 2002, 2001, and 2000, respectively. The Company's net sales to another customer aggregated 19%, 14%, and 21% for the years ended March 31, 2002, 2001, and 2000, respectively. The trade accounts receivable balance, net of specific reserves was not material as of March 31, 2002. The Company's net sales to a third customer aggregated less than 10% for the years ended March 31, 2002, 2001 and 2000. The trade accounts receivable balance, net of specific reserves for this customer approximated 15% of consolidated trade accounts receivable as of March 31, 2002.

Note 14 - - Quarterly Information (Unaudited):

     The following table sets forth certain information regarding the Company's results of operations for each full quarter within the fiscal years ended March 31, 2002 and March 31, 2001, with amounts in thousands, except for per share data. Due to rounding, quarterly amounts may not fully sum to yearly amounts. (In thousands, except per share data).


                                            Fiscal 2002                                      Fiscal 2001
                                            -----------                                      ------------
Consolidated Statement
of Operations                     1st Qtr    2nd Qtr    3rd Qtr    4th Qtr       1st Qtr     2nd Qtr    3rd Qtr    4th Qtr
                                  -------    -------    -------    -------       -------     -------    -------    -------

Net revenues                      $77,079  $111,503   $ 70,611    $59,144       $ 113,318   $128,101    $80,010    $56,075

Operating income                    2,656     5,568      1,107        983           3,871      5,608      2,536      1,478


Net income                          2,193     4,739      4,131      8,344           3,045      5,118      3,708        782

Net income  per
  common share - basic                .07       .15        .13        .27            0.07       0.15       0.12       0.02

Net income per
  common share - diluted              .06       .13        .11        .22            0.06       0.13       0.10       0.02

Weighted average shares
   Outstanding - basic             31,344    31,343     31,274     31,233          43,853     33,867     31,272     31,284


Weighted average shares
   Outstanding - diluted           34,948    40,099     40,253     40,357          50,037     42,277     39,955     34,852


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required is incorporated herein by reference to Emerson's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before July 29, 2002.


Item 11.  EXECUTIVE COMPENSATION

     The information required is incorporated herein by reference to Emerson's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before July 29, 2002.


 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required is incorporated herein by reference to Emerson's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before July 29, 2002.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required is incorporated herein by reference to Emerson's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before July 29, 2002.


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules. See Item 8

(b) Reports on Form 8-K - Current report on Form 8-K, dated June 10, 2002 reporting the exercise of the option to purchase 4.1 million shares under the Termination, Settlement, Redemption and Option Agreement.

     Reports on Form 8-K - Current report on Form 8-K, dated July 1, 2002 reporting the $40 million revolving credit and term loan agreement.

(c)  Exhibits

Exhibit Number


     3.1 Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson's Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9,
          1994).

     3.2 Amended and Restated Certificate of Incorporation of Sport Supply Group, Inc. (incorporated by reference to Exhibit 3.1 of Sport Supply's Annual Report on Form 10-K for the year ended March 30,
          2001).

     3.3 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sport Supply Group, Inc. (incorporated by reference to Exhibit 3.1.1 of Sport Supply's Annual Report on Form 10-K for the year ended March 30, 2001).

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

     10.1.10 Amendment No. 10 to Financing Agreements, dated August 14, 2001 (incorporated by reference to Exhibit (10.1.10) of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

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

     10.12.1 First Amendment to License Agreement dated February 19, 2002 by and between Funai Corporation and Emerson. *

       10.13 Second Lease Modification dated as of May 15, 1998 between Hartz Mountain, Parsippany and Emerson (incorporated by reference to Exhibit (10) (v) of Emerson's Annual Report on Form 10-K for the year ended April 3, 1998).

       10.13.1 Third Lease Modification made the 26 day of October, 1998 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10)(b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998).

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

       10.15.1 Supplemental Letter of Employment for Marino Andriani, effective as of April 1, 2001 (incorporated by reference to Exhibit (10.15.1) of Emerson's Annual Report on Form 10-K for the year ended March 31, 2001).

       10.16 Letter of Employment for Patrick Murray, dated May 3, 2001 (incorporated by reference to Exhibit (10.16) of Emerson's Annual Report on Form 10-K for the year ended March 31, 2001).


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

       10.26 Employment between Emerson Radio Corp. and John J. Raab, effective as of September 1, 2001 (incorporated by reference to Exhibit (10.26) of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

       10.26.1 Employment Agreement between Emerson Radio Corp. and Elizabeth J. Calianese McPartland, effective as of September 1, 2001 (incorporated by reference to Exhibit (10.26.1) of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30,
               2001).

       10.26.2 Letter re Employment Agreement between Emerson Radio Corp., Emerson Radio International Ltd., Emerson Radio (Hong Kong) Limited and Geoffrey P. Jurick, effective as of September 1, 2001 (incorporated by reference to Exhibit (10.26.2) of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30,
               2001).

       10.26.3 Employment Agreement between Emerson Radio Corp. and Kenneth A. Corby, effective as of September 1, 2001 (incorporated by reference to Exhibit (10.26.3) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

       10.27 Revolving Credit and Term Loan Agreement dated June 28, 2002 among Emerson Radio Corp., Majexco Imports, Inc., Emerson Radio (Hong
              Kong) Ltd., and Emerson Radio International Ltd. Jointly and Severally, and PNC Bank, National Association. *

       10.35 Credit Agreement dated March 27, 2001 by and between Sport Supply Group, Inc. and Congress Financial Corporation (incorporated by reference to Exhibit 10.37 of Sport Supply's Annual Report on Form 10-K for the year ended March 30, 2001).

       12 Computation of Ratio of Earnings (Loss) to Combined Fixed Charges and Preferred Stock Dividends. *

       21     Subsidiaries of the Company as of March 31, 2002.*

       23     Consent of Independent Auditors.*

-------------------
* Filed herewith.

                                            SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   EMERSON RADIO CORP.

                                               By: /s/   Geoffrey  P. Jurick
                                                         Geoffrey P. Jurick
                                                         Chairman of the Board
Dated:  July 11, 2002

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Geoffrey P. Jurick                         Chairman of the Board,                           July 11, 2002
Geoffrey P. Jurick                             Chief Executive Officer and
                                               President


/s/ Kenneth A. Corby                           Executive Vice President,                       July 11, 2002
Kenneth A. Corby                               Chief Financial Officer


/s/ Robert H. Brown, Jr.                       Director                                        July 11, 2002
Robert H. Brown, Jr.


/s/ Peter G. Bunger                            Director                                        July 11, 2002
Peter G. Bunger


/s/ Jerome H. Farnum                           Director                                        July 11, 2002
Jerome H. Farnum


/s/ Stephen H. Goodman                         Director                                        July 11, 2002
Stephen H. Goodman




                      EMERSON RADIO CORP. AND SUBSIDIARIES
                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)



                         Column A                               Column B         Column C         Column D         Column E
------------------------------------------------------------
                                                               Balance at     Charged to                           Balance
                                                                Beginning        costs and     Deductions         at end of
                        Description                              of year         Expenses                          year (C)
------------------------------------------------------------

Allowance for doubtful accounts/chargebacks:
     Year ended:

           March 31, 2002 (D)                                     $ 3,015     $    1,543       $ 1,598(A)        $   2,960
           March 31, 2001 (D)                                       3,284            (14)          255(A)            3,015
           March 31, 2000                                           2,686           (100)          139(A)            2,447

-----------------------------------------------------------
Inventory reserves:
     Year ended:
           March 31, 2002 (D)                                   $   2,271     $   1,910        $ 1,896(B)       $    2,285
           March 31, 2001 (D)                                       1,711         1,222            662(B)            2,271
           March 31, 2000                                             385           708            514(B)              579


(A)    Accounts written off, net of recoveries.

(B)    Net realizable value reserve removed from account when inventory is sold.

(C) Amounts do not include certain accounts receivable reserves that are disclosed as "allowances" on the Consolidated Balance Sheets since they are not valuation reserves.

(D) For fiscal 2002 and 2001, the balances include both Emerson and SSG's accounts.