Form 10-Q
period 2002-05-31
EMERSON RADIO CORP
filed 2002-08-09
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from______________________ to_____________________



Commission file number    0-25226

                               EMERSON RADIO CORP.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    22-3285224
________________________________________________________________________________
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

   9 Entin Road      Parsippany, New Jersey              07054
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


     Indicate the number of shares outstanding of common stock as of August 8, 2002: 26,907,169.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except earnings per share data)

                                                                              Three Months Ended
                                                                -----------------------------------------------
                                                                      June 30,                  June 30,
                                                                        2002                      2001
                                                                ----------------------    ---------------------

Net revenues                                                             $  84,646                 $  77,124

Costs and expenses:

  Cost of sales                                                             65,180                    61,755
  Other operating costs and expenses                                         1,276                     1,381
  Selling, general & administrative expenses                                12,706                    11,332
                                                                ----------------------    ---------------------

                                                                            79,162                    74,468
                                                                ----------------------    ---------------------
Operating income                                                             5,484                     2,656

Interest expense, net                                                         (787)                     (874)
Minority interest in net (income)
    loss of consolidated subsidiary                                            (98)                      164
                                                                ----------------------    ---------------------
Income before income taxes                                                   4,599                     1,946
Provision (benefit) for income taxes                                         1,939                      (247)
                                                                ----------------------    ---------------------
Net income                                                                $  2,660                  $  2,193
                                                                ======================    =====================
Net income per common share

  Basic                                                                    $  0.09                   $  0.07
                                                                ======================    =====================
  Diluted                                                                  $  0.09                   $  0.06
                                                                ======================    =====================
Weighted average shares outstanding

  Basic                                                                     29,444                    31,344
                                                                ======================    =====================
  Diluted                                                                   35,025                    34,948
                                                                ======================    =====================

           The accompanying notes are an integral part of the interim consolidated financial statements.



                      EMERSON RADIO CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                                                              June 30,                 March 31,
                                                                                                2002                      2002
                                                                                       -----------------------    ------------------
                                          ASSETS                                            (Unaudited)
Current Assets:
  Cash and cash equivalents                                                                 $  13,041            $   19,228
  Accounts receivable (less allowances of
    $6,045 and $5,320, respectively)
                                                                                               29,581                29,401
  Other receivables                                                                             4,105                 2,337
  Inventories                                                                                  44,898                41,657
  Prepaid expenses and other current assets                                                     4,233                 3,719
  Deferred tax assets                                                                           6,129                 7,671
                                                                                   -----------------------    ------------------
     Total current assets                                                                     101,987               104,013

Property and equipment - (net of accumulated depreciation
      and amortization of $5,254 and $4,688, respectively)                                     10,714                11,116
Deferred catalog expenses                                                                       1,253                 2,017
Cost in excess of net assets acquired (net of accumulated
      amortization of $2,283)                                                                   7,891                 7,944
Trademarks (net of accumulated amortization of $5,055
      and $4,986, respectively)                                                                 3,667                 3,734
Deferred tax assets                                                                             5,263                 5,728
Other assets                                                                                    1,253                 1,287
                                                                                   -----------------------    ------------------
     Total Assets                                                                          $  132,028            $  135,839
                                                                                   =======================    ==================

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings                                                                   $    7,137             $    8,671
  Current maturities of long-term borrowings                                                   9,867                  8,853
  Accounts payable and other current liabilities                                              38,803                 33,279
  Accrued sales returns                                                                        3,727                  3,817
  Income taxes payable                                                                           (26)                   103
                                                                                   -------------------    ---------------------
     Total current liabilities                                                                59,508                 54,723

Long-term borrowings                                                                          23,388                 29,046
Minority interest                                                                             17,429                 17,330

Shareholders' Equity:
  Preferred shares - 10,000,000 shares authorized,
        3,677 shares issued and outstanding                                                    3,310                  3,310
  Common shares - $.01 par value, 75,000,000 shares
        authorized; 51,475,511 shares issued; 26,907,169
        and 31,166,478 shares outstanding, respectively                                          515                    515
  Capital in excess of par value                                                             114,451                114,451
  Accumulated other comprehensive losses                                                        (122)                  (122)
  Accumulated deficit                                                                        (66,776)               (69,436)
  Treasury stock, at cost 24,568,342 and 20,309,033 shares, respectively                     (19,675)               (13,978)
                                                                                      -----------------    -------------------
     Total shareholders' equity                                                               31,703                 34,740
                                                                                      -----------------    -------------------
     Total Liabilities and Shareholders' Equity                                            $ 132,028              $ 135,839
                                                                                      =================    ===================


 The accompanying notes are an integral part of the interim consolidated financial statements.


                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                                                             Three Months Ended
                                                                                ----------------------------------------------
                                                                                           June 30,                 June 30,
                                                                                             2002                     2001
                                                                                ---------------------     --------------------
      Cash Flows from Operating Activities:

        Net cash provided (used) by operating activities                                 $   5,786                 $  (2,075)
                                                                                ---------------------     --------------------

      Cash Flows from Investing Activities:
        Investment in affiliate, net of cash acquired of $161                                   --                      (315)
        Other                                                                                  (98)                      (33)
                                                                                ---------------------     --------------------
        Net cash used by investing activities                                                  (98)                     (348)

      Cash Flows from Financing Activities:
        Purchase of common stock and options                                                (5,697)                     (550)
        Net repayments of borrowings                                                        (6,178)                   (1,265)
                                                                                ---------------------     --------------------
        Net cash used by financing activities                                              (11,875)                   (1,815)

      Net decrease in cash and cash equivalents                                             (6,187)                   (4,238)
      Cash and cash equivalents at beginning of year                                        19,228                     7,987
                                                                                ---------------------     --------------------

      Cash and cash equivalents at end of period                                         $  13,041                 $   3,749
                                                                                =====================     ====================


         The accompanying notes are an integral part of the interim consolidated financial statements.


                     EMERSON RADIO CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Emerson Radio Corp. ("Emerson", consolidated - "Us", "We", "Our") and its majority-owned subsidiaries, including Sport Supply Group, Inc. ("SSG").

     We operate in two business segments: consumer electronics and sporting goods. The consumer electronics segment designs, sources, imports and markets a variety of consumer electronic products and licenses the "[EMERSON][R]" trademark for a variety of products domestically and internationally to certain licensees. The sporting goods segment, which is operated through Emerson's 53.2% ownership of SSG, manufactures and markets sports related equipment and leisure products to institutional customers in the United States.

     The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of our consolidated financial position as of June 30, 2002 and the results of operations for the quarters ended June 30, 2002 and 2001. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in our annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2002 ("fiscal 2002"), included in our annual report on Form 10-K.

     The consolidated financial statements include our accounts and all of our majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates.

     Due to the seasonal nature of both segments, the results of operations for the quarter ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2003 ("fiscal 2003").

     Certain reclassifications were made to conform prior years financial statements to the current presentation.

     NOTE 2 - COMPREHENSIVE INCOME

     Our comprehensive income for the three months ended June 30, 2002 and 2001 is as follows (in thousands):

                                                                                Three Months Ended
                                                                      ---------------------------------------
                                                                         June 30,               June 30,
                                                                           2002                   2001
                                                                      ----------------       ----------------
                                                                                   (Unaudited)

     Net income                                                            $ 2,660                $  2,193
     Currency translation adjustment                                             1                      --
     Unrealized gains (losses) on securities, net                               (1)                      4
                                                                      ----------------       ----------------

     Comprehensive income                                                  $ 2,660                $  2,197
                                                                      ================       ================

     NOTE 3 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                                                         For the Three
                                                                                                         Months Ended
                                                                                        --------------------------------------------
                                                                                              June 30,                 June 30,
                                                                                                2002                     2001
                                                                                        ----------------------    ------------------
                                                                                                          (Unaudited)
     Numerator:
     Net income                                                                             $  2,660                  $  2,193

     Add back to effect assumed conversions:
       Interest on convertible debentures                                                        441                        --
                                                                                  ----------------------       -------------------
       Numerator for diluted earnings per share                                             $  3,101                  $  2,193
                                                                                  ======================       ===================

     Denominator:
     Denominator for basic earnings per share - weighted average shares                       29,444                    31,344
     Effect of dilutive securities:
       Preferred shares                                                                           --                     3,154
       Options                                                                                   377                       450
       Convertible debentures                                                                  5,204                        --
                                                                                  ----------------------       -------------------
     Denominator for diluted earnings per share - adjusted weighted average
         shares and assumed conversions                                                       35,025                    34,948
                                                                                  ======================       ===================
     Basic earnings per share                                                             $     0.09                  $   0.07
                                                                                  ======================       ===================
     Diluted earnings per share                                                           $     0.09                  $   0.06
                                                                                  ======================       ===================


NOTE 4- CAPITAL STRUCTURE

     Our outstanding capital stock at June 30, 2002 consisted of common stock and Series A convertible preferred stock. Effective March 31, 2002 the conversion feature of the preferred shares expired.

     At June 30, 2002, Emerson had outstanding approximately 1.7 million options with exercise prices ranging from $1.00 to $1.50. At June 30, 2002, SSG had outstanding approximately 420,000 options with exercise prices ranging from $0.95 to $9.44.

     At June 30, 2002, Emerson also had outstanding approximately $20.8 million of 8.5% Senior Subordinated Convertible Debentures (the "Debentures"). On June 28, 2002, Emerson entered into secured financing necessary to retire the Debentures. See "Note 9 - Borrowings".

     On May 25, 2000 Emerson entered into a Termination, Settlement, Redemption, and Option Agreement (the "Agreement") with Geoffrey P. Jurick, its Chairman,
Chief Executive Officer and President, and two of Mr. Jurick's institutional creditors, resolving outstanding litigation between Mr. Jurick and two of his three outside creditors. As part of the Agreement, Emerson was granted an option to purchase from the two institutional creditors the remaining 4.1 million shares of Common Stock owned by them for approximately $5.5 million. On May 25, 2001, Emerson extended the option term for one additional year by making a $550,000 payment. On June 10, 2002, Emerson exercised the 4.1 million share option for $5.5 million using cash generated from operations to complete this transaction.


NOTE 5 - INVENTORY

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for the consumer electronics segment and for the sporting goods segment, weighted-average cost method for items manufactured and for items purchased for resale. As of June 30, 2002 and March 31, 2002, inventories consisted of the following (in thousands):


                                                                June 30, 2002               March 31, 2002
                                                           ---------------------       ---------------------
                                                               (Unaudited)

Raw materials                                                  $  2,164                    $  2,153
Work-in-process                                                     290                         258
Finished                                                         45,171                      41,531
                                                              ------------------          -----------------
                                                                 47,625                      43,942
Less inventory allowances                                        (2,727)                     (2,285)
                                                              ------------------          -----------------
                                                               $ 44,898                    $ 41,657
                                                              ==================          =================


Note 6 - INCOME TAXES

     We have tax net operating loss carry forwards included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. We believe the net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced.


NOTE 7 - INVESTMENT IN SPORT SUPPLY GROUP, INC.

     As of June 30, 2002 and March 31, 2002, Emerson owned 4,746,023 (53.2% of the issued and outstanding) shares of common stock of SSG. SSG's results of operations and the minority interest related to those results have been included in our quarterly results of operations.

     Effective March 1997, Emerson entered into a Management  Services Agreement
with  SSG,   under  which  each  company   provides   various   managerial   and
administrative services to the other company.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

          In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. We have adopted SFAS 142 effective April 1, 2002 and, accordingly, ceased amortization of goodwill. SFAS 142 provides for a transitional period. Any need for impairment must be assessed within the first six months from adoption. We are still in the process of evaluating the relevant provisions of SFAS 142 and have not yet determined whether SFAS 142 will have an immediate effect on the financial statements upon adoption.

     SFAS 142 requires the recognition separate from goodwill of identifiable intangible assets if certain criteria are met, and eliminates the amortization of goodwill and certain identifiable intangible assets. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually and more frequently if events or changes in circumstances indicate that the asset might be impaired.

     The pro forma adoption of SFAS No. 142 for the three month period ended June 30, 2001, would have resulted in an increase in consolidated net income of approximately $52,000 and no effect on basic or diluted earnings per share.


NOTE 9 - BORROWINGS

     As of June 30, 2002 and March 31, 2002, borrowings and capital lease obligations consisted of the following (in thousands):

                                                            June 30,           March 31,
                                                             2002                   2002
                                                      --------------------    -----------------
                                                          (Unaudited)
8 1/2% Senior Subordinated Convertible
   Debentures Due 2002                                      $ 20,750                $ 20,750
Notes payable under revolving line of credit                  12,253                  16,839
Equipment notes and other                                        252                     310
                                                       --------------------    -----------------
                                                              33,255                  37,899

Less current maturities                                        9,867                   8,853
                                                       --------------------    -----------------
  Long term debt and notes payable                          $ 23,388                $ 29,046
                                                       ====================    =================

     The Debentures were issued by Emerson in August 1995, bear interest at the rate of 8 1/2% per annum, payable quarterly, are subordinated to all existing and future senior indebtedness (as defined in the Indenture governing the Debentures) and are scheduled to mature August 15, 2002. The Debentures are convertible into shares of Emerson's common stock at any time prior to redemption or maturity at an initial conversion price of $3.9875 per share, subject to adjustment under certain circumstances. The Debentures are redeemable in whole or in part at our option and, in the case of Emerson's exercise of the Debentures call provision, require a call price of 101% of principal. The Debentures are subject to certain restrictions on transfer and restrict, among other things, the amount of senior indebtedness and other indebtedness that Emerson, and, in certain instances, its consolidated subsidiaries, may incur. Each holder of Debentures has the right to cause Emerson to redeem the Debentures if certain designated events (as defined in the Indenture governing the Debentures) should occur.

     Prior to June 28, 2002, Emerson had an existing Loan and Security Agreement (the "Loan and Security Agreement"), which included a senior secured credit facility in the amount of $15 million with a U.S. financial institution. The facility provided for revolving loans and letters of credit, subject to individual maximums, which, in the aggregate, could not exceed the lesser of $15 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. Amounts outstanding under the senior credit facility are secured by (i) substantially all of our U.S. and Canadian assets except for trademarks, which are subject to a negative pledge covenant, and (ii) a portion of our investment in SSG. The interest rate charged on this facility was the prime rate of interest plus 1.25%. Pursuant to the Loan and Security Agreement, Emerson was restricted from, among other things, paying cash dividends (other than on the Series A Preferred Stock), redeeming stock in certain instances, and entering into certain transactions without the lender's prior consent and was required to maintain certain net worth levels. An event of default under the credit facility would trigger a default under the Debentures. As of June 30, 2002, approximately $7.1 million was outstanding under this facility and was retired subsequent to June 30, 2002 as set forth below. At June 30, 2002 and 2001, there were no letters of credit issued under the credit facility.

     On June 28, 2002, Emerson entered into a $40 million Revolving Credit and Term Loan Agreement ("Loan Agreement") with several U.S. financial institutions, which was funded on July 1, 2002. The Loan Agreement provides for a $25 million revolving line of credit and a $15 million term loan. The $25 million revolving line of credit replaces Emerson's existing $15 million senior secured facility and provides for revolving loans, subject to individual maximums which, in the aggregate, are not to exceed the lesser of $25 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime plus 0.50% to 1.25% or, at Emerson's election, LIBOR plus 2.00% to 2.75% depending on certain financial covenants. The $15 million term loan combined with cash earned from our operations will be used to retire all of the Debentures, which is expected to occur on or prior to their maturity date of August 15, 2002. The interest rate charged on the term loan ranges from Prime plus 1.00% to 1.75% or, at Emerson's election, LIBOR plus 2.50% and 3.25% depending on certain financial covenants and amortizes over a three-year period. Pursuant to the Loan Agreement, Emerson will be restricted from, among other things, paying cash dividends other than on preferred shares, repurchasing Emerson's common stock and entering into certain transactions without the lender's prior consent and will be subject to certain net worth and leverage financial covenants. Amounts outstanding under the Loan Agreement are secured by substantially all of Emerson's assets.

     Subsequent to June 30, 2002 the Loan and Security Agreement was fully retired using proceeds from the revolving line of credit as set forth in the Loan Agreement. Debentures, face amount $13,127,000, plus accrued interest, were repurchased and retired prior to their maturity date. Accordingly, Long Term Debt and Notes Payable include that portion of the Term Loan to be amortized beyond one year.

     Notes payable under a revolving line of credit (Revolver) were issued by SSG in March 2001, replacing a prior facility. The facility provides for a three-year $25 million revolving line of credit, and provides for revolving loans and is subject to individual maximums which, in the aggregate, cannot exceed the lesser of $25 million or a "Borrowing Base" amount based upon specified percentages of eligible accounts receivables and inventories. Amounts outstanding under the senior credit facility are secured by substantially all the assets of SSG and its subsidiaries. At June 30, 2002, the interest rate charged under this facility was a combination of LIBOR plus 2.5% and the prime rate of interest ranging from minus .25% to prime plus 1.0%. Pursuant to the Loan and Security Agreement, SSG is restricted from, among other things, paying cash dividends and entering into certain transactions without the lender's prior consent.


   Note 10 - SEGMENT INFORMATION

     The following table presents certain operating segment information for each of the three-month periods ended June 30, 2002 and 2001 (in thousands):

                                                  Consumer           Sporting
                                                 Electronics           Goods
June 30, 2002:
Net revenues from external customers                $57,883           $26,773
Income before income taxes                          $ 4,423           $   337
Segment assets                                      $71,562           $60,466

June 30, 2001:
Net revenues from external customers                $49,169           $27,955
Income (loss) before income taxes                   $ 2,392           $  (523)
Segment assets                                      $55,264           $65,140


     Note 11 - LEGAL PROCEEDINGS

     We are involved in legal proceedings and claims of various types in the ordinary course of our business. While any such litigation to which we are a party contains an element of uncertainty, we presently believe that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on our consolidated financial position.

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

     For the three months ended June 30, 2002 and 2001


                                                               2002                  2001
                                                          ----------------    -------------------
                                                                       (Unaudited)
Net revenues  (in thousands)                                $84,646                $77,124
                                                             100.0%                 100.0%
Cost of sales                                                 77.0%                  80.1%
Other operating costs and expenses                             1.5%                   1.8%
Selling, general and administrative expenses                  15.0%                  14.7%
     Operating income                                          6.5%                   3.4%
Provision (benefit) for income taxes                           2.3%                  (0.3)%
     Net income                                                3.1%                   2.8%


     Results of Consolidated Operations - Three months ended June 30, 2002 compared with three months ended June 30, 2001

     Net Revenues - Net revenues for the three-month period ended June 30, 2002 increased $7.5 million (9.8%) as compared to the same period ended June 30, 2001. The increase was primarily from an increase in the consumer electronics segment, partially offset by a decrease in the sporting goods segment.

     Cost of Sales - Cost of sales, as a percentage of consolidated net revenues, decreased from 80.1% for the three months ended June 30, 2001 to 77.0% for the same period in fiscal 2003. The decrease in cost of sales was primarily the result of higher margins in both the consumer electronics and sporting goods segments.

     Other Operating Costs and Expenses - Other operating costs and expenses are associated with the consumer electronics segment. As a percentage of consolidated net revenues, other operating costs decreased from 1.8% for the three months ended June 30, 2001 to 1.5% for the same period in fiscal 2003.

     Selling, General and Administrative Expenses ("S,G&A") - S,G&A, as a percentage of consolidated net revenues, were 15.0% for the three months ended June 30, 2002 as compared to 14.7% for the three months ended June 30, 2001. In absolute terms S,G&A increased $1.4 million for the first three months of fiscal 2003 as compared to the first three months of fiscal 2002. The increase as a percentage of consolidated net revenues and in absolute terms was due to the consumer electronics segment, partially offset by a decrease in the sporting goods segment.

     Provision for Income Taxes - The provision for income taxes for the three months ended June 30, 2002 was primarily the result of the utilization of previously recognized net operating loss carryforwards, partially offset by a foreign tax benefit in the consumer electronics segment.

     Net Income - As a result of the foregoing factors, we earned net income of $2.7 million (3.1%) for the three months ended June 30, 2002 as compared to $2.2 million (2.8%) for the three months ended June 30, 2001.


     Consumer Electronics Segment:

     The following table summarizes certain financial information relating to the consumer electronics segment for the three months ending June 30, 2002 and 2001(in thousands):


                                                            2002                          2001
                                                  -----------------------       -----------------------
                                                                       (Unaudited)
     Net revenues                                            $57,883                       $49,169
     Cost of sales                                            46,556                        41,739
     Other operating costs                                     1,276                         1,381
     Selling, general & administrative                         5,017                         3,040
                                                  -----------------------       -----------------------
             Operating income                                  5,034                         3,009
     Interest expense, net                                       611                           617
                                                  -----------------------       -----------------------
             Income before income taxes  taxes                 4,423                         2,392
     Provision (benefit) for income taxes                      1,812                           (57)
                                                  -----------------------       -----------------------
             Net income                                       $2,611                        $2,449
                                                  =======================       =======================

     Results of Consumer Electronics Operations - Three months ended June 30, 2002 compared with three months ended June 30, 2001.

     Net  Revenues - Net  revenues  for the three  months  ended  June 30,  2002 increased $8.7 million (17.7%) as compared to the same period ended June 30, 2001. The increase in net revenues was comprised of an increase in unit sales of audio products partially offset by a decrease in unit sales of microwave ovens products. Revenues earned from the licensing of Emerson's trademarks increased to $3.9 million for the first three months of fiscal 2003 as compared to $1.3 million for the same period in fiscal 2002.

     Cost of Sales - Cost of sales, as a percentage of consumer electronics net revenues, decreased from 84.9% for the three months ended June 30, 2001 to 80.4% for the three months ended June 30, 2002. The decrease in cost of sales as a percentage of consumer electronics net revenues was primarily attributable to a greater impact of licensing revenues, which have no direct associated costs, and to a lesser degree higher gross profit margins on product sales.

     The consumer electronics segment gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the price categories of the consumer electronics market in which Emerson competes. Emerson's products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive.

     Other Operating Costs and Expenses - Other operating costs and expenses as a percentage of consumer electronics net revenues decreased from 2.8% for the three months ended June 30, 2001 to 2.2% for the three months ended June 30, 2002. The decrease between fiscal 2002 and 2003 was primarily due to reduced inventory servicing costs.

     Selling, General and Administrative Expenses ("S,G&A") - S,G&A, as a percentage of consumer electronics net revenues, was 8.7% for the three months ended June 30, 2002 as compared to 6.2% for the three months ended June 30, 2001 primarily due to recoveries of provisions related to substandard receivables in the prior year, which were not repeated in the current year, and an increase in co-operative advertising costs and freight expense .

     Interest Expense, net - Interest expense remained relatively unchanged for the first three months of fiscal 2003 as compared to the same period in fiscal 2002.

     Provision (benefit) for Income Taxes - Emerson's provision for income taxes was $1.8 million for the three months ended June 30, 2002 as compared to a benefit of $57,000 for the three months ended June 30, 2001. The benefit of $57,000 in fiscal 2002 consisted primarily of a foreign taxes, partially offset by a Federal tax provision; conversely, the provision of $1.8 million in fiscal 2003 primarily consisted of deferred tax expense related to previously recognized Federal and state tax net operating losses, partially offset by a foreign tax benefit.

     Net Income - As a result of the foregoing factors, the consumer electronics segment earned net income of $2.6 million (4.5% of net revenues) for the three months ended June 30, 2002 as compared to $2.5 million (5.0% of net revenues) for the three months ended June 30, 2001.

     Sporting Goods Segment:

     The following table summarizes certain financial information relating to the sporting goods segment as reported by SSG for the three months ended June 30, 2002 and 2001 (in thousands):


                                                              2002                       2001
                                                    ---------------------    ----------------------
                                                                      (Unaudited)

     Net revenues                                             $ 26,773                 $ 27,955
     Cost of sales                                              18,634                   20,016
     Selling, general & administrative                           7,626                    8,205
                                                    ---------------------    ----------------------
             Operating income (loss)                               513                     (266)
     Interest expense, net                                        (176)                    (257)
                                                    ---------------------    ----------------------
             Income (loss) before income taxes                     337                     (523)
     Provision (benefit) for income taxes                          127                     (190)
                                                    ---------------------    ----------------------
             Net income (loss)                                $    210                 $   (333)
                                                    =====================    ======================


     Results of Sporting Goods Operations - Three months ended June 30, 2002 compared with three months ended June 30, 2001

     Net Revenues - Net revenues decreased approximately $1.2 million (4.2%) for the three-month period ended June 30, 2002 as compared to the three-month period ended June 30, 2001. The decrease in sporting goods net revenues was primarily a result of a general slow-down in school and youth organization funding and competitive pressures in the marketplace.

     Cost of Sales - Cost of sales, as a percentage of sporting goods net revenues, decreased from 71.6% for the three month period ended June 30, 2001 to 69.6% for the three month period ended June 30, 2002. The decrease is primarily the result of consolidating several plants, exiting certain unprofitable product lines and improving product sourcing.

     Selling, General and Administrative Expenses ("S,G&A") - S,G&A expenses decreased approximately $579,000 for the three month period ended June 30, 2002 as compared to the three month period ended June 30, 2001. As a percentage of sporting goods net revenues, S,G&A decreased to 28.5% from 29.4% for the three month period ended June 30, 2002 as compared to the three month period ended June 30, 2001. The decrease was primarily the result of the following: i. a decrease in payroll related expenses attributable to a reduced headcount; ii. a decrease in depreciation and amortization expense due to assets becoming fully depreciated and the discontinuation of amortization of goodwill; iii. a decrease in legal fees; and iv. a decrease in facility expenses.

     Interest Expense, net - Interest expense decreased by approximately $81,000 for the three month period ended June 30, 2002 as compared to the three month period ended June 30, 2001, due primarily to lower overall borrowing levels and lower interest rates.

     Benefit for Income Taxes - SSG recorded a tax provision of approximately $127,000 for the three months ended June 30, 2002 as compared to a tax benefit of $190,000 for the same period in fiscal 2002.

     Net Income - As a result of the foregoing factors, the sporting goods segment earned net income of $210,000 (0.8% of net revenues) for the three months ended June 30, 2002 as compared to a net loss of $333,000 (-1.2% of net revenues) for the three months ended June 30, 2001.


     Liquidity and Capital Resources

     Net cash provided by operating activities was $5.8 million for the three months ended June 30, 2002. Cash was primarily provided by our profitability and an increase in accounts payable, partially offset by an increase in inventories.

     Net cash used by investing activities was $98,000 for the three months ended June 30, 2002. Cash was utilized primarily for the purchase of fixed assets.

     Net cash used for financing activities was $11.9 million for the three months ended June 30, 2002. Cash was primarily utilized for the exercise of an option to repurchase Emerson common stock and to reduce borrowings.

     Emerson and SSG maintain asset-based credit facilities as described in Note 9 - Borrowings. At June 30, 2002, there were approximately $7.1 million of borrowings outstanding under these facilities by Emerson, which was paid off subsequent to June 30, 2002 as previously discussed, and $12.2 million of borrowing outstanding by SSG. No letters of credit were outstanding by either Emerson or SSG as of June 30, 2002.

     Two of our foreign subsidiaries maintain various credit facilities, as amended, aggregating $50.0 million with Hong Kong banks consisting of the following: (i) a $5.0 million credit facility which is used for inventory purchases and (ii) two back-to-back letters of credit totaling $45 million. At June 30, 2002, our Hong Kong subsidiary pledged $2.2 million in certificates of deposit to this bank to assure the availability of the $5.0 million credit facility and a $2.5 million seasonal line increase. At June 30, 2002, there were approximately $7.0 million and $11.8 million, respectively, of letters of credit outstanding under these credit facilities.

     At present, we believe that future cash flow from operations and our existing institutional financing noted above will be sufficient to fund all of our cash requirements for the next twelve months.

     There were no substantial commitments for purchase orders other than for product as of June 30, 2002.


Contingencies

     During the past several years, SSG has used the services of Strategic Technologies, Inc. ("STI") to process their outbound truck freight bills. STI audited SSG's freight bills and provided a listing of freight invoices that were scheduled for payment, at which time SSG transferred funds to STI. STI was required to issue checks to the various carriers within forty-eight (48) hours of receipt of SSG's funds. STI filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on July 19, 2002, which was converted to Chapter 7 of the U.S. Bankruptcy Code on July 31, 2002. It is not possible for SSG to currently determine the amount of funds, if any, that were transferred to STI and not subsequently forwarded to SSG's carriers. In certain circumstances, SSG may have to pay their freight carriers for invoices that were previously paid to STI and to attempt to recover such monies from STI. No assurance can be made that SSG will be able to recover such money.

Critical Accounting Policies


     For the quarter ended June 30, 2002, the significant changes to our accounting policies from those reported in Form 10-K for the fiscal year ended March 31, 2002 were as follows:

Intangible Assets

     Our sporting goods segment has significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgements. Changes in strategy and/or market conditions could significantly impact these judgements and require adjustments to recorded asset balances. SSG is still in the process of evaluating the relevant provisions of SFAS 142 and have not yet determined whether SFAS 142 will have an immediate effect on the financial statements upon adoption. However, amortization of goodwill was ceased upon adoption of SFAS 142. If it were determined that there was an impairment of our intangible assets related to goodwill and other acquired intangibles, write-downs of these assets would be required.


Inflation, Foreign Currency, and Interest Rates

     Neither inflation nor currency fluctuations had a significant effect on our results of operations during the first quarter of fiscal 2003. Our exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The consumer electronics segment purchases virtually all of its products from manufacturers located in various Asian countries.

     The interest on borrowings under our credit facilities is based on the prime rate. While a significant increase in interest rates could have an adverse effect on the our financial condition and our results of operations, we believe that given the present economic climate, interest rates are not expected to increase significantly during the coming year.


Recent Pronouncements of the Financial Accounting Standards Board

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4,44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). The effect of implementing Statement 145 on the Company will be that under Statement 145 gains and losses on extinguishments of debt will be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4.

Forward-Looking Information

     This report contains various forward-looking statements under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and information that is based on our beliefs as well as assumptions made by and information currently available to us. When used in this report, the words "anticipate", "believe", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that could cause actual results to differ materially are as follows: (i) the ability of the consumer electronics segment to continue selling products to two of its largest customers whose net revenues represented 22% and 19% of fiscal 2002 consolidated net revenues; (ii) competitive factors in the consumer electronics segment, such as competitive pricing strategies utilized by retailers in the domestic marketplace that negatively impact product gross margins; (iii) the ability of the consumer electronics and sporting goods segments to maintain their suppliers, primarily all of whom are located in the Far East for the consumer electronics segment;
(iv)the ability of the sporting goods segment to have an uninterrupted shipping service from outside carriers, such as United Parcel Service; (v) our ability to comply with the restrictions imposed upon us by our outstanding indebtedness; and (vi) general economic conditions and other risks. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. For additional risk factors as they relate to the sporting goods segment, see SSG's Form 10-K for the fiscal year ended March 29, 2002 Item 7 - "Certain Factors that May Affect the Company's Business or Future Operating Results".

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not material.

                            PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     For information on litigation to which we are a party, reference is made to
Part 1 Item-3-Legal Proceedings in the Company's most recent annual report on Form 10-K.

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


          * filed herewith

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EMERSON RADIO CORP.
                                  (Registrant)



Date: August 8, 2002               /s/ Geoffrey P. Jurick
                                  -----------------------
                                  Geoffrey P. Jurick
                                  Chairman, Chief Executive Officer
                                  and President



Date: August 8, 2002               /s/ Kenneth A. Corby
                                   --------------------
                                   Kenneth A. Corby
                                   Executive Vice President and
                                   Chief Financial Officer