Form 10-Q
period 2002-09-30
EMERSON RADIO CORP
filed 2002-11-12
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________________ to_________________________

Commission file number                           0-25226
________________________________________________________________________________

                               EMERSON RADIO CORP.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     22-3285224
________________________________________________________________________________
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

   9 Entin Road   Parsippany, New Jersey                 07054
_______________________________________________________________________________
(Address of principal executive offices)                (Zip code)


                                  (973)884-5800
_______________________________________________________________________________
              (Registrant's telephone number, including area code)

_______________________________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


     Indicate the number of shares outstanding of common stock as of November 6, 2002: 27,037,102.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except earnings per share data)


                                                         Three Months Ended                              Six Months Ended
                                            --------------------------------------------    ----------------------------------------
                                               September 30,         September 30,           September 30,             September 30,
                                                   2002                     2001                   2002                    2001
                                            --------------------    --------------------    --------------------     ---------------

Net revenues                                    $ 117,688               $ 111,572              $ 202,334                $ 188,696

Costs and expenses:

Cost of sales                                      92,062                  91,080                157,242                  152,835
Other operating costs and
  expenses                                            917                   1,422                  2,193                    2,803
Selling, general &
  administrative expenses                          15,741                  13,502                 28,447                   24,834
                                              --------------------    --------------------     ------------------     --------------
                                                  108,720                 106,004                187,882                  180,472
                                              --------------------    --------------------    --------------------     -------------
Operating income                                    8,968                   5,568                 14,452                    8,224

Interest expense, net                                (788)                   (989)                (1,575)                  (1,863)
Minority interest in net
  (income) loss of
  consolidated subsidiary                             (10)                    155                   (108)                     319
                                            --------------------    --------------------    --------------------     ---------------
Income before income taxes                          8,170                   4,734                 12,769                    6,680

Provision (benefit) for
  income taxes                                      2,218                      (5)                 4,157                     (252)
                                            --------------------    --------------------    --------------------     ---------------
Net income                                       $  5,952                $  4,739               $  8,612                 $  6,932
                                            ====================    ====================    ====================     ===============

Net income per common share
  Basic                                          $   0.22                $   0.15               $   0.31                 $   0.22
                                            ====================    ====================    ====================     ===============
  Diluted                                        $   0.21                $   0.13               $   0.30                 $   0.20
                                            ====================    ====================    ====================     ===============
Weighted average shares outstanding
  Basic                                            26,948                  31,343                 28,189                   31,343
                                            ====================    ====================    ====================     ===============
  Diluted                                          27,946                  40,099                 28,877                   40,029
                                            ====================    ====================    ====================     ===============

           The accompanying notes are an integral part of the interim consolidated financial statements.



                                                 EMERSON RADIO CORP. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                            (In thousands)

                                                                                      September 30,                  March 31,
                                                                                           2002                        2002
                                                                                 -------------------------     ---------------------
                                    ASSETS                                             (Unaudited)
Current Assets:
  Cash and cash equivalents                                                              $   3,856                    $   19,228
  Accounts receivable (less allowances of $7,086 and
    $5,320, respectively)                                                                   47,865                        29,401
  Other receivables                                                                          2,438                         2,337
  Inventories                                                                               45,821                        41,657
  Prepaid expenses and other current assets                                                  4,138                         3,719
  Deferred tax assets                                                                        5,010                         7,671
                                                                                 -------------------------     ---------------------
     Total current assets                                                                  109,128                       104,013

Property and equipment - (net of accumulated depreciation
  and amortization of $5,791 and $4,688, respectively)                                      10,337                        11,116
Deferred catalog expenses                                                                    1,576                         2,017
Cost in excess of net assets acquired (net of accumulated
  amortization of $2,283 and $2,283, respectively)                                           7,838                         7,944
Trademarks (net of accumulated amortization of $4,896 and
  $4,986, respectively)                                                                      3,581                         3,734
Deferred tax assets                                                                          4,936                         5,728
Other assets                                                                                 2,040                         1,287
                                                                                 -------------------------     ---------------------
     Total Assets                                                                       $  139,436                    $  135,839
                                                                                 =========================     =====================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings                                                                 $    2,822                    $   11,303
  Current maturities of long-term borrowings                                                 4,117                         8,853
  Accounts payable and other current liabilities                                            47,615                        30,647
  Accrued sales returns                                                                      3,661                         3,817
  Income taxes payable                                                                         707                           103
                                                                                 -------------------------     ---------------------
     Total current liabilities                                                              58,922                        54,723
Long-term borrowings                                                                        25,398                        29,046
Minority interest                                                                           17,439                        17,330

Shareholders' Equity:
  Preferred shares - 10,000,000 shares authorized, 3,677
    shares issued and outstanding                                                            3,310                         3,310
  Common shares - $.01 par value, 75,000,000 shares
    authorized; 51,563,777 and 51,475,511 shares issued;
    26,995,435 and 31,166,478 shares outstanding,
    respectively                                                                               516                           515
  Capital in excess of par value                                                           114,550                       114,451
  Accumulated other comprehensive losses                                                      (200)                         (122)
  Accumulated deficit                                                                      (60,824)                      (69,436)
  Treasury stock, at cost 24,568,342 and 20,309,033
    shares, respectively                                                                   (19,675)                      (13,978)
                                                                                 -------------------------     ---------------------
     Total shareholders' equity                                                             37,677                        34,740
                                                                                 -------------------------     ---------------------
     Total Liabilities and Shareholders' Equity                                          $  139,436                   $  135,839
                                                                                 =========================     =====================

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


                                                 EMERSON RADIO CORP. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                            (In thousands)

                                                                                                Six Months Ended
                                                                                  ----------------------------------------------
                                                                                     September 30,            September 30,
                                                                                         2002                      2001
                                                                                  --------------------     ---------------------

Cash Flows from Operating Activities:

Net cash provided (used) by operating activities                                      $  7,494               $  (10,346)
                                                                                  --------------------     ---------------------
Cash Flows from Investing Activities:

Investment in affiliate, net of cash
acquired of $112                                                                           --                      (348)
Other                                                                                     (404)                    (187)
                                                                                  --------------------     ---------------------
Net cash used by investing activities                                                     (404)                    (535)

Cash Flows from Financing Activities:

Purchase of common stock and options                                                    (5,597)                    (601)
Net repayments of borrowings                                                           (16,865)                   6,140
                                                                                  --------------------     ---------------------
Net cash provided (used) by financing activities                                       (22,462)                   5,539

Net decrease in cash and cash equivalents                                              (15,372)                  (5,342)
Cash and cash equivalents at beginning of year                                          19,228                    7,987
                                                                                  --------------------     ---------------------

Cash and cash equivalents at end of period                                           $   3,856                $   2,645
                                                                                  ====================     =====================




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

     The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of our consolidated financial position as of September 30, 2002 and the results of operations for the three and six month periods ended September 30, 2002 and 2001. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in our annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2002 ("fiscal 2002"), included in our annual report on Form 10-K.

     The consolidated financial statements include our accounts and all of our majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates.

     Due to the seasonal nature of both segments, the results of operations for the three and six month periods ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2003 ("fiscal 2003").

     Certain reclassifications were made to conform prior years financial statements to the current presentation.

NOTE 2 - COMPREHENSIVE INCOME

     Our comprehensive income for the three and six month periods ended September 30, 2002 and 2001 is as follows (in thousands):

                                                             Three Months Ended                        Six Months Ended
                                                     ------------------------------------     -----------------------------------
                                                      September 30,       September 30,       September 30,       September 30,
                                                           2002                2001                2002               2001
                                                     -----------------    ---------------     ---------------    ----------------
                                                                 (Unaudited)                             (Unaudited)

Net income                                                $ 5,952              $ 4,739           $ 8,612            $ 6,932
Cumulative effect on equity of
  SFAS 133, net of taxes                                      (40)                  --               (40)                --
Derivatives qualifying as
  hedges, net of taxes                                        (37)                  --               (37)                --
Currency translation adjustment                                --                    3                 1                  3
Unrealized gains (losses) on
  securities, net                                              (1)                  (3)               (2)                 1
                                                     -----------------    ---------------     --------------     ----------------
Comprehensive income                                      $ 5,874              $ 4,739             $ 8,534            $ 6,936
                                                     =================    ===============     ===============    ================


NOTE 3 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                              For the Three                              For the Six
                                                               Months Ended                              Months Ended
                                                  --------------------------------------   -----------------------------------
                                                      September             September         September           September
                                                      30, 2002               30, 2001          30, 2002            30, 2001
                                                  ----------------       ---------------    ----------------    ---------------
                                                                 (Unaudited)                             (Unaudited)
Numerator:
Net income                                              $5,952                 $ 4,739              $8,612             $ 6,932
Add back to effect assumed conversions:
Interest on convertible
  debentures                                                --                     441                  --                 882
                                                  --------------------    ---------------     ----------------    ---------------
Numerator for diluted earnings                          $5,952                 $ 5,180              $8,612             $ 7,814
  per share
                                                  ====================    ===============     ================    ===============
Denominator:
Weighted average common
  shares - Basic                                        26,948                  31,343              28,189              31,343
Effect of dilutive securities:
  Preferred shares                                          --                   2,962                  --               2,962
  Options & warrants                                       998                     590                 688                 520
  Convertible debentures                                    --                   5,204                  --               5,204
                                                  --------------------    ---------------     ----------------    ---------------
Weighted average shares
  diluted                                               27,946                  40,099              28,877              40,029
                                                  ====================    ===============     ================    ===============
  Basic earnings per share                             $  0.22                 $  0.15             $  0.31             $  0.22
                                                  ====================    ===============     ================    ===============
  Diluted earnings per share                           $  0.21                 $  0.13             $  0.30             $  0.20
                                                  ====================    ===============     ================    ===============


NOTE 4- CAPITAL STRUCTURE

     Our outstanding capital stock at September 30, 2002 consisted of common stock and Series A convertible preferred stock in which the conversion feature expired effective March 31, 2002.

     At September 30, 2002, Emerson had outstanding approximately 1.6 million options with exercise prices ranging from $1.00 to $1.50 and SSG had outstanding approximately 370,000 options with exercise prices ranging from $0.95 to $9.44.

     On August 1, 2002 Emerson granted 200,000 warrants with an exercise price of $2.20 which fully vests after one year from date of grant in conjunction with a consulting agreement. The warrants were valued using the Black-Scholes option valuation model and will be recognized over the related service period of the consulting agreement which corresponds to the vesting period. For the quarter ending September 30, 2002 approximately $12,000 was expensed to operations.

     As of August 15, 2002, Emerson's $20.8 million of 8.5% Senior Subordinated Convertible Debentures (the "Debentures") were fully retired using funds secured from a financing facility that closed on June 28, 2002 and from the generation of cash from operations. See "Note 9 - Borrowings".


NOTE 5 - INVENTORY

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for the consumer electronics segment and the weighted-average cost method for the sporting goods segment. As of September 30, 2002 and March 31, 2002, inventories consisted of the following (in thousands):



                                                                September 30, 2002                March 31, 2002
                                                             -------------------------         ----------------------
                                                                   (Unaudited)

Raw materials                                                         $  1,995                          $  2,153
Work-in-process                                                            331                               258
Finished                                                                46,197                            41,531
                                                             -------------------------         ----------------------
                                                                        48,523                            43,942
Less inventory allowances                                               (2,702)                           (2,285)
                                                             -------------------------         ----------------------
                                                                      $ 45,821                          $ 41,657
                                                             =========================         ======================


NOTE 6 - INCOME TAXES

     We have tax net operating loss carry forwards included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. We believe the net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carry forward period are reduced.


NOTE 7 - INVESTMENT IN SPORT SUPPLY GROUP, INC.

     As of September 30, 2002 and March 31, 2002, Emerson owned 4,746,023 (53.2% of the issued and outstanding) shares of common stock of SSG. SSG's results of operations and the minority interest related to those results have been included in our quarterly results of operations.

     Effective March 1997, Emerson entered into a Management  Services Agreement
with  SSG,   under  which  each  company   provides   various   managerial   and
administrative services to the other company.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

     In June, 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Effective April 1, 2002, we adopted SFAS 142 which requires us to cease amortizing goodwill, and to perform a transitional test for potential goodwill impairment upon adoption and then test goodwill at least annually for impairment by reporting unit. Had we ceased amortizing goodwill as of the beginning of fiscal 2002, net income for the three and six month periods ending September 30, 2001 would have increased by approximately $50,000 and $102,000, respectively, and have no effect on basic or diluted earnings per share.

     Goodwill impairment testing must also be performed more frequently if events or other changes in circumstances indicate that goodwill might be impaired. Under the provisions of SFAS 142, a two step process is used to evaluate goodwill impairment. Under step one of the evaluation process, the carrying value of a reporting unit is compared to its fair value to determine if a potential goodwill impairment exists. Under step two of the evaluation process, if a potential goodwill impairment is identified during step one, then the amount of goodwill impairment, if any, is measured using a hypothetical purchase price allocation approach. SFAS 142 required us to complete step one within six months of adoption. SFAS 142 requires us to complete step two by the end of our fiscal year ended March 31, 2003.

     We have completed our step one analysis of the potential impairment of goodwill in each of our two reporting units, which analysis has indicated that we have a potential impairment of goodwill in our sporting goods reporting unit. We are in the process of conducting step two of our transitional year assessment for our sporting goods reporting unit, which will be completed by the end of the fiscal year ended March 31, 2003. As the step two assessment involves complex determinations with respect to the fair value of the individual assets and liabilities of each reporting unit, the amount of goodwill impairment, if any, cannot be reliably predicted at this time. As of September 30, 2002, Emerson and SSG have approximately $400,000 and $7.4 million of goodwill on their respective balance sheets. Under SFAS 142, any goodwill impairment recorded upon transition is reported as a cumulative effect of a change in accounting principle on the consolidated statement of operations as of the date of adoption, and has no cash impact.

NOTE 9 - BORROWINGS

     As of September 30, 2002 and March 31, 2002, borrowings and capital lease obligations (excluding short-term borrowings) consisted of the following (in thousands):


                                                                                  September 30,               March 31,
                                                                                      2002                     2002
                                                                              ---------------------     --------------------
                                                                                (Unaudited)


8 1/2% Senior Subordinated Convertible Debentures Due 2002                      $      --                  $ 20,750
Term loan                                                                           14,000                     --
Revolving line of credit                                                             3,693                     --
Notes payable under revolving line of credit                                        11,590                   16,839
Equipment notes and other                                                              232                      310
                                                                              ---------------------     --------------------
                                                                                    29,515                   37,899

Less current maturities                                                              4,117                    8,853
                                                                              ---------------------     --------------------
  Long term debt and notes payable                                                $ 25,398                 $ 29,046
                                                                              =====================     ====================


     Debentures, which were issued by Emerson in August 1995 were partially retired in July and fully retired on August 15, 2002. These Debentures bore interest at the rate of 8 1/2% per annum, payable quarterly, and were subordinated to all existing and future senior indebtedness (as defined in the Indenture governing the Debentures). The Debentures were convertible into shares of Emerson's common stock at any time prior to redemption or maturity at an initial conversion price of $3.9875 per share, subject to adjustment under certain circumstances. The Debentures were redeemable in whole or in part at our option and, in the case of Emerson's exercise of the Debentures call provision, required a call price of 101% of principal. The Debentures were subject to certain restrictions on transfer and restricted, among other things, the amount of senior indebtedness and other indebtedness that Emerson, and, in certain instances, its consolidated subsidiaries, could incur. Each holder of Debentures had the right to cause Emerson to redeem the Debentures if certain designated events (as defined in the Indenture governing the Debentures) were to occur.

     On June 28, 2002, Emerson entered into a $40 million Revolving Credit and Term Loan Agreement ("Loan Agreement") with several U.S. financial institutions, which was funded on July 1, 2002. The Loan Agreement provides for a $25 million revolving line of credit and a $15 million term loan. The $25 million revolving line of credit replaces Emerson's existing $15 million senior secured facility and provides for revolving loans, subject to individual maximums which, in the aggregate, are not to exceed the lesser of $25 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime plus 0.50% to 1.25% or, at Emerson's election, LIBOR plus 2.00% to 2.75% depending on certain financial covenants. The $15 million term loan combined with cash earned from our operations was used to retire all of Emerson's Debentures. The interest rate charged on the term loan ranges from Prime plus 1.00% to 1.75% or, at Emerson's election, LIBOR plus 2.50% and 3.25% depending on certain financial covenants and amortizes over a three-year period. Pursuant to the Loan Agreement, Emerson is restricted from, among other things, paying cash dividends, repurchasing Emerson's common stock and entering into certain transactions without the lender's prior consent and is subject to certain financial covenants. Amounts outstanding under the Loan Agreement are secured by substantially all of Emerson's assets.

     Notes payable under a revolving line of credit (Revolver) were issued by SSG in March 2001, replacing a prior facility. The facility provides for a three-year $25 million revolving line of credit, and provides for revolving loans and is subject to individual maximums which, in the aggregate, cannot exceed the lesser of $25 million or a "Borrowing Base" amount based upon specified percentages of eligible accounts receivables and inventories. Amounts outstanding under the senior credit facility are secured by substantially all the assets of SSG and its subsidiaries. At September 30, 2002, the interest rate charged under this facility was a combination of LIBOR plus 2.5% and the prime rate of interest ranging from minus .25% to prime plus 1.0%. Pursuant to the Loan and Security Agreement, SSG is restricted from, among other things, paying cash dividends and entering into certain transactions without the lender's prior consent.


NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS

     The Company accounts for its interest rate protection agreement under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires all derivatives to be recorded as assets or liabilities and measured at fair value. Gains or losses resulting from changes in the values of derivatives are recognized immediately or deferred, depending on the use of the derivative and whether or not it qualifies as a hedge.

     The Company uses a derivative financial instrument to manage its interest rate risk associated with fluctuations in interest rates on its debt. As of September 30, 2002, the Company had outstanding an interest swap agreement that converts $10 million, of its variable rate Loan Agreement to a fixed rate instrument through 2004. These swap agreements are designed as cash flow hedges and changes in fair value of the hedges are recorded in other comprehensive income and reclassified into earnings in the same periods during which the hedged transaction affects earnings. There is no ineffectiveness related to these hedges.


NOTE 11 - SEGMENT INFORMATION

     The following table presents certain operating segment information for each of the three and six month periods ended September 30, 2002 and 2001 (in thousands):


                                    Three Months Ended September 30, 2002            Three Months Ended September 30, 2001

                                       Consumer                                          Consumer
                                      Electronics           Sporting Goods              Electronics          Sporting Goods
                                 --------------------- -----------------------     --------------------- ----------------------
Net revenues                          $ 91,600                $ 26,088                  $ 83,327              $ 28,245
Income (loss) before
  income taxes                        $  8,139                $     31                  $  5,242              $   (508)
Segment assets                        $ 78,540                $ 60,896                  $ 73,308              $ 66,834

                                     Six Months Ended September 30, 2002               Six Months Ended September 30, 2001

                                       Consumer                                          Consumer
                                     Electronics           Sporting Goods              Electronics          Sporting Goods
                                 --------------------- -----------------------     --------------------- ----------------------
Net revenues                         $ 149,473               $ 52,861                   $132,496              $ 56,200
Income (loss) before
  income taxes                       $  12,401               $    368                   $  7,711              $ (1,031)


NOTE 12 - LEGAL PROCEEDINGS

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

     For the three and six month periods ended September 30, 2002 and 2001:

                                                   Three Months ended September 30          Six Months ended September 30
                                                 ------------------------------------- -----------------------------------------
                                                       2002                 2001                2002                 2001
                                                 -----------------     ---------------      --------------     -----------------
                                                              (Unaudited)                              (Unaudited)
Net revenues (in thousands)                          $117,688               $111,572            $202,334           $188,696

Cost of sales                                          78.2%                 81.6%                77.7%              81.0%
Other operating costs and
  expenses                                              0.8%                  1.3%                 1.1%               1.5%
Selling, general and
  administrative expenses                              13.4%                 12.1%                14.1%              13.2%
    Operating income                                    7.6%                  5.0%                 7.1%               4.3%
Provision (benefit) for income
  taxes                                                 1.9%                  0.0%                 2.1%              (0.1)%
    Net income                                          5.1%                  4.3%                 4.3%               3.7%

Net Revenues - Consolidated net revenues for the three and six month period ended September 30, 2002 increased $6.1 million (5.5%) and $13.6 million (7.2%) as compared to the same periods ended September 30, 2001. Increases in consumer electronics segment net revenues more then offsetting decreases in the sporting goods segment.

Cost of Sales - Cost of sales, as a percentage of consolidated net revenues for the three and six month period ended September 30, 2002 decreased to 78.2% and 77.7% from 81.6% and 81.0%, respectively. The decreases in cost of sales for the three and six month periods were primarily the result of higher margins in both the consumer electronics and sporting goods segments.

Other Operating Costs and Expenses - Other operating costs and expenses are associated with the consumer electronics segment. As a percentage of consolidated net revenues, other operating costs and expenses decreased to 0.8% from 1.3% for the three months ended September 30, 2002 compared to the same period in fiscal 2002. For the six months ended September 30, 2002, other operating costs, as a percentage of consolidated net revenues, decreased to 1.1% from 1.5% for the same period in fiscal 2002.

Selling, General and Administrative Expenses ("S,G&A") - S,G&A, as a percentage of consolidated net revenues, were 13.4% for the three months ended September

30, 2002 as compared to 12.1% for the three months ended September 30, 2001. For the six months ended September 30, 2002, S,G&A, as a percentage of consolidated net revenues, were 14.1% as compared to 13.2% for the same period in fiscal 2002. In absolute terms S,G&A increased $2.2 million and $3.6 million for the three and six month periods ended September 30, 2002 as compared to the same periods in fiscal 2002. The increase in absolute terms was due to the consumer electronics segment, partially offset by a decrease in the sporting goods segment.

Provision for Income Taxes - The provision for income taxes for the three and six months ended September 30, 2002 was primarily the result of the utilizing of previously recognized net operating loss carryforwards and a foreign tax provision from the consumer electronics segment.

     Net Income - As a result of the foregoing factors, we earned net income of $6.0 million (5.1% of net revenues) and $8.6 million (4.3% of net revenues) for the three and six months ended September 30, 2002 as compared to $4.7 million (4.3% of net revenues) and $6.9 million (3.7% of net revenues)for the same year ago periods.

Consumer Electronics Segment:

The following table summarizes certain financial information relating to the consumer electronics segment for the three and six month periods ended September 30, 2002 and 2001 (in thousands):


                                         Three Months Ended September 30            Six Months Ended September 30
                                        ----------------------------------------    -----------------------------------
                                              2002                  2001                  2002                2001
                                         ----------------     ------------------    ----------------    --------------
                                                       (Unaudited)                               (Unaudited)
 Net revenues                              $ 91,611             $ 83,327             $149,494             $132,496

 Cost of sales                               74,017               70,724              120,573              112,463
 Other operating                                917                1,422                2,193                2,803
   Costs
 Selling, general &
   administrative                             7,820                5,278               12,837                8,318
                                    ----------------     -------------------    ----------------     ---------------
    Operating income                          8,857                5,903               13,891                8,912
 Interest expense,
   net                                         (645)                (727)              (1,256)              (1,344)
                                    ----------------     -------------------    ----------------     ---------------
    Income before                             8,212                5,176               12,635                7,568
      income taxes
 Provision for
   income taxes                               2,209                  181                4,021                  124
                                    ----------------     -------------------    ----------------     ---------------
    Net income                             $  6,003             $  4,995             $  8,614             $  7,444
                                    ================     ===================    ================     ===============


Net Revenues - Consumer electronics net revenues for the three and six months ended September 30, 2002 increased $8.3 million (9.9%) and $17.0 million (12.8%), respectively, as compared to the same period ended September 30, 2001. The increase in net revenues for the three and six month period was comprised of an increase in unit sales of audio products and licensing revenues offset by a decrease in unit sales of microwave oven products. Revenues earned from the licensing of Emerson's trademarks were $6.0 million for the first six months of fiscal 2003 as compared to $2.7 million for the same period in fiscal 2002.

Cost of Sales - Cost of sales, as a percentage of consumer electronics net revenues, decreased to 80.8% and 80.7% for the three and six months ended
September 30, 2002 from 84.9% for the three and six months ended September 30, 2001. The decrease in cost of sales as a percentage of net revenues was primarily attributable to a greater impact of licensing revenues, which have no direct associated costs, and to higher gross profit margins on product sales.

Gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the product categories in which Emerson competes. Emerson's products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive.

Other Operating Costs and Expenses - Other operating costs and expenses as a percentage of consumer electronics net revenues decreased to 1.0% and 1.5% for the three and six month period ended September 30, 2002 from 1.7% and 2.1% for the same year over year periods in fiscal 2002 primarily due to reduced inventory servicing costs.

Selling, General and Administrative Expenses ("S,G&A") - S,G&A, as a percentage of consumer electronics net revenues, was 8.5% and 8.6% for the three and six months ended September 30, 2002, respectively, as compared to 6.3% for the three and six months ended September 30, 2001 primarily due to recoveries of provisions related to substandard receivables in the prior year, which were not repeated in the current year, an increase in provisions for uncollectable accounts ; an increase in co-operative advertising costs; an increase in payroll expenses and freight expense.

Interest Expense, net - Interest expense decreased $82,000 and $88,000 for the three and six months ended September 30, 2002, respectively, as compared to the three and six months ended September 30, 2001 due to reduced borrowings and lower interest rates.

Provision (benefit) for Income Taxes - The provision for income taxes was $2.2 million and $4.0 million for the three and six months ended September 30, 2002, respectively, as compared to $181,000 and $124,000 for the three and six months ended September 30, 2001, respectively. The provision for September 30, 2002 primarily consisted of deferred taxes related to previously recognized Federal and state tax net operating loss benefits and a foreign tax provision.

Net Income - As a result of the foregoing factors, the consumer electronics segment earned net income of $6.0 million (6.6% of net revenues) for the three months ended September 30, 2002 as compared to $5.0 million (6.0% of net revenues) for the three months ended September 30, 2001. For the six months ended September 30, 2002 the consumer electronics segment earned $8.6 million (5.8% of net revenues) as compared to $7.4 million (5.6% of net revenues) for the six months ended September 30, 2001.

Sporting Goods Segment:

     The following table summarizes certain financial information relating to the sporting goods segment as reported by SSG for the three and six month periods ended September 30, 2002 and 2001 (in thousands):


                                         Three Months Ended September 30              Six Months Ended September 30
                                        --------------------------------------      -----------------------------------
                                            2002                  2001                  2002                 2001
                                        ------------------    -----------------     -----------------    --------------
                                                      (Unaudited)                                (Unaudited)
Net revenues                               $ 26,088              $ 28,245            $ 52,861              $56,200

Cost of sales                                18,056                20,356              36,690               40,372
Selling, general &
  administrative                              7,858                 8,135              15,484               16,340
                                       ------------------    -----------------     -----------------    ----------------
    Operating income (loss)                     174                  (246)                687                 (512)
Interest expense, net                          (143)                 (262)               (319)                (519)
                                       ------------------    -----------------     -----------------    ----------------
    Income (loss) before                         31                  (508)                368               (1,031)
      income taxes
Provision (benefit) for
      income taxes                                9                  (186)                136                 (376)
                                       ------------------    -----------------     -----------------    ----------------
       Net income (loss)                     $   22              $   (322)           $    232             $   (655)
                                       ==================    =================     =================    ================


Net Revenues - Net revenues decreased $2.2 million (7.6%) and $3.3 million (5.9%) for the three and six month periods ended September 30, 2002 as compared to the three and six month periods ended September 30, 2001. The decrease in net revenues was primarily the result of a general slow-down in school and youth organization funding and competitive pressures in the marketplace.

Cost of Sales - Cost of sales, as a percentage of sporting goods net revenues, decreased from 72.1% for the three month period ended September 30, 2001 to 69.2% for the three month period ended September 30, 2002. For the six month period ended September 30, 2002, cost of sales, as a percentage of sporting goods net revenues, decreased to 69.4% from 71.8% for the six month period ended September 30, 2001. The decrease was primarily the result of consolidating several plants, exiting certain unprofitable product lines and improving product sourcing.

Selling,   General  and  Administrative  Expenses  ("S,G&A")  -  S,G&A  expenses decreased approximately $277,000 and $856,000 for the three and six month periods ended September 30, 2002, respectively, as compared to the three and six month periods ended September 30, 2001. S,G&A expenses, as a percentage of sporting goods net revenues, were 30.1% and 29.3% for the three and six month periods ended September 30, 2002, respectively, as compared to 28.8% and 29.1% for the three and six month periods in the prior fiscal year. The decrease was primarily the result of the following: i. a decrease in payroll related expenses attributable to a reduced headcount; ii. a decrease in depreciation and amortization expense due to assets becoming fully depreciated and the discontinuation of amortization of goodwill; and iii. a decrease in facility expenses.

Interest Expense, net - Interest expense decreased by approximately $119,000 and $200,000 for the three and six month periods ended September 30, 2002, respectively, as compared to the three and six month periods ended September 30, 2001, due primarily to lower overall borrowing levels and lower interest rates.

Benefit for Income Taxes - A tax provision of approximately $9,000 for the three months ended September 30, 2002 as compared to a benefit of $186,000 for the three months ended September 30, 2001 was recorded. For the six months ended September 30, 2002 SSG recorded a tax provision of $136,000 as compared to a tax benefit of $376,000 for the same period in fiscal 2002. SSG has a net operating loss carryforward included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. We believe the net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured, we believe it is more likely than not that all of the net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced.

Net Income - As a result of the foregoing factors, the sporting goods segment had net income of $22,000 for the three months ended September 30, 2002 as compared to a net loss of $322,000 for the three months ended September 30, 2001. For the six months ended September 30, 2002 the sporting goods segment earned $232,000 as compared to a net loss of $655,000 for the six months ended September 30, 2001.


Liquidity and Capital Resources

     Net cash provided by operating activities was $7.5 million for the six months ended September 30, 2002. Cash was primarily provided by our profitability and an increase in accounts payable, partially offset by an increase in accounts receivable.

     Net cash used by investing activities was $404,000 for the six months ended September 30, 2002. Cash was utilized primarily for the purchase of fixed assets.

     Net cash used for financing activities was $22.5 million for the six months ended September 30, 2002. Cash was primarily utilized for the reduction of borrowings, including the redemption of Emerson's outstanding debentures and the exercise of an option to repurchase Emerson common stock.

     Emerson and SSG maintain credit facilities as described in Note 9 - Borrowings. At September 30, 2002, there were approximately $29.5 million of borrowings outstanding under these facilities, of which approximately $17.7 million of borrowings were outstanding by Emerson and $11.8 million of borrowings were outstanding by SSG. No letters of credit were outstanding under these facilities by either Emerson or SSG as of September 30, 2002.

     Two of our foreign subsidiaries maintain various credit facilities, as amended, aggregating $50.0 million with Hong Kong banks consisting of the following: (i) a $7.5 million credit facility with a $2.5 million seasonal increase which is used for inventory purchases and (ii) two back-to-back letters of credit totaling $45 million. At September 30, 2002, our Hong Kong subsidiary pledged $2.2 million in certificates of deposit to one of its banks to assure the availability of the $5.0 million credit facility and a $2.5 million seasonal line increase. At September 30, 2002, there were approximately $8.9 million and $9.2 million, respectively, of letters of credit outstanding under these credit facilities.

     At present, we believe that future cash flow from operations and our existing institutional financing noted above will be sufficient to fund all of our cash requirements for the next twelve months.

     There were no substantial commitments for capital expenditures as of September 30, 2002.

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

Critical Accounting Policies

     For the six months ended September 30, 2002, the significant changes to our accounting policies from those reported in Form 10-K for the fiscal year ended March 31, 2002 were as follows:

Intangible Assets

     The sporting goods segment has significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. Effective April 1, 2002, we adopted SFAS 142 which requires us to cease amortization of goodwill, to perform a transitional test for potential goodwill impairment upon adoption, and then test goodwill for impairment at least annually by reporting unit. See Note 8 - "Goodwill and Other Intangible Assets".

Inflation, Foreign Currency, and Interest Rates

     Neither inflation nor currency fluctuations had a significant effect on our results of operations during the first or second quarter of fiscal 2003. Our exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The consumer electronics segment purchases virtually all of its products from manufacturers located in various Asian countries.

     The interest on borrowings under our credit facilities is based on the prime and LIBOR rate. We have entered into an interest hedge agreement to partially mitigate such risk. While a significant increase in interest rates could have an adverse effect on our financial condition for that portion of debt not covered by such interest hedge contracts, we believe that given the present economic climate, interest rates are not expected to increase significantly during the coming year.

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

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The effect of implementing Statement 146 on the Company will be that under Statement 146 a liability for a cost associated with an exit or disposal activity will be recognized and measured at fair value only when the liability is incurred, and not at the date of an entity's commitment to an exit plan as previously required under Emerging Issues Task Force (EITF) Issue No. 94-3.

Forward-Looking Information

     This report contains various forward-looking statements under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and information that is based on our beliefs as well as assumptions made by and information currently available to us. When used in this report, the words "anticipate", "believe", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that could cause actual results to differ materially are as follows: (i) the ability of the consumer electronics segment to continue selling products to two of its largest customers whose net revenues represented 22% and 19% of fiscal 2002 consolidated net revenues; (ii) competitive factors in the consumer electronics segment, such as competitive pricing strategies utilized by retailers in the domestic marketplace that negatively impact product gross margins; (iii) the ability of the consumer electronics and sporting goods segments to maintain their suppliers, primarily all of whom are located in the Far East for the consumer electronics segment;
(iv) the ability of the sporting goods segment to have an uninterrupted shipping service from outside carriers; (v) our ability to comply with the restrictions imposed upon us by our outstanding indebtedness; (vi) the ability of the consumer electronics segment to import and distribute product given the existing conditions regarding the West Coast Pier Lockout; and (vii) general economic conditions and other risks. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. For additional risk factors as they relate to the sporting goods segment, see SSG's Form 10-K for the fiscal year ended March 29, 2002 Item 7 - "Certain Factors that May Affect the Company's Business or Future Operating Results".

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not material.

Item 4. Controls and Procedures

     Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. Since the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                            PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     For information on litigation to which we are a party, reference is made to
Part 1 Item-3-Legal Proceedings in the Company's most recent annual report on Form 10-K.


ITEM 2.  Changes in Securities and Use of Proceeds.

     On August 1, 2002, we issued a warrant to purchase 200,000 shares of our common stock to Further Lane Asset Management LP ("Further Lane") for consultant services to be rendered by Further Lane to us. The warrants are exercisable commencing August 1, 2003 at an exercise price of $2.20 per share and Further Lane was granted piggy-back registration rights for the shares of common stock issuable upon exercise of the warrants. The above transaction was a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act of 1933, as amended ("the Act"), pursuant to
Section 4(2) thereof. The sale of the securities was without the use of an underwriter, and the warrants bear a restrictive legend permitting transfer thereof only upon registration or an exemption under the Act. .


ITEM 3.  Default Upon Senior Securities.

     (a) None

     (b) None


ITEM 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of the Company's shareholders was held on September 25, 2002, at which time the shareholders elected the following slate of nominees to remain on the Board of Directors: Robert H. Brown, Jr., Peter G. Bunger, Jerome
H. Farnum, Stephen H. Goodman and Geoffrey P. Jurick. Election of the Board of Directors was the only matter submitted for shareholder vote. There were 26,907,169 shares of outstanding capital stock of the Company entitled to vote at the record date for this meeting and there were present at such meeting, in person or by proxy, stockholders holding 24,960,140 shares of the Company's

Common Stock, which represented 92.76% of the total capital stock outstanding and entitled to vote. There were 24,960,140 shares voted on the matter of the election of directors. The result of the votes cast regarding each nominee for office was:

 Nominee for Director                   Votes For              Votes Withheld
 --------------------                   ---------              --------------
 Robert H. Brown, Jr.                   24,825,779                   134,361
 Peter G. Bunger                        24,882,579                    77,561
 Jerome H. Farnum                       24,825,779                   134,361
 Stephen H. Goodman                     24,825,779                   134,361
 Geoffrey P. Jurick                     24,882,579                    77,561


ITEM 5.  Other Information.

         (a)      None

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

10.12.2 Second Amendment to License Agreement effective August 1, 2002 by and between Funai Corporation and Emerson.*

10.28   Common Stock Purchase Warrant  Agreement  entered into on August 1, 2002
        by   and   between   Emerson    Radio    Corp.  and  Further  Lane Asset
        Management LP.*

99.1 Certification of Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2 Certification of Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.*

        (b) Reports on Form 8-K - During the three month period ended September 30, 2002, no Form 8-K was filed.


* filed herewith

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                EMERSON RADIO CORP.
                                                  (Registrant)



Date:  November 8, 2002                        /s/ Geoffrey P. Jurick
                                               -----------------------
                                               Geoffrey P. Jurick
                                               Chairman, Chief Executive Officer
                                               and President



Date:  November 8, 2002                        /s/ Kenneth A. Corby
                                               --------------------
                                               Kenneth A. Corby
                                               Executive Vice President and
                                               Chief Financial Officer

                          CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Geoffrey P. Jurick, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Emerson Radio Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 8, 2002

                                                By: /s/ Geoffrey P. Jurick
                                                    ---------------------------
                                                        Geoffrey P. Jurick
                                                        Chief Executive Officer

                          CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Kenneth A, Corby, certify that:


1.   I have reviewed this quarterly report on Form 10-Q of Emerson Radio Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 8, 2002
                                                 By: /s/ Kenneth A. Corby
                                                         Kenneth A. Corby
                                                         Chief Financial Officer