Form 10-Q
period 2002-12-31
EMERSON RADIO CORP
filed 2003-02-11
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2002

                                  or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from_____________________ to_________________________

Commission file number                  0-25226

                               EMERSON RADIO CORP.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     22-3285224
________________________________________________________________________________
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)

   9 Entin Road   Parsippany, New Jersey                07054
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check  mark whether  the registrant is an accelerated Filer (as
defined in Rule 12b-2 of the Exchange Act).  [ ] Yes   [X] No

     Indicate the number of shares outstanding of common stock as of February 3, 2003: 27,261,902.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except earnings per share data)


                                                         Three Months Ended                              Nine Months Ended
                                            --------------------------------------------    ----------------------------------------
                                               December 31,             December 31,            December 31,            December 31,
                                                   2002                     2001                   2002                    2001
                                            --------------------    --------------------    ------------------     -----------------
Net revenues                                   $ 91,262                $ 70,611              $ 293,596                $ 259,307

Costs and expenses:

Cost of sales                                    73,068                  55,470                230,310                  208,305
Other operating costs and
  expenses                                        1,058                     965                  3,251                    3,709
Selling, general &
  administrative expenses                        12,916                  13,069                 41,363                   37,962
                                             --------------------    --------------------     ------------------     ---------------
                                                 87,042                  69,504                274,924                  249,976
                                            --------------------    --------------------    --------------------     ---------------

Operating income                                  4,220                   1,107                 18,672                    9,331

Interest expense, net                              (406)                   (844)                (1,981)                  (2,707)
Litigation settlement                                --                   2,933                     --                    2,933
Minority interest in net
   loss of consolidated
   subsidiary                                     1,104                   1,751                    996                    2,070
                                            --------------------    --------------------    --------------------     ---------------
Income before income taxes                        4,918                   4,947                 17,687                   11,627

Provision for income taxes                        1,640                     816                  5,797                      564
                                            --------------------    --------------------    --------------------     ---------------
Net income                                     $  3,278                $  4,131              $  11,890                $  11,063
                                            ====================    ====================    ====================     ===============

Net income per common share
  Basic                                        $   0.12                $   0.13              $    0.43                $    0.35
                                            ====================    ====================    ====================     ===============
  Diluted                                      $   0.12                $   0.11              $    0.42                $    0.31
                                            ====================    ====================    ====================     ===============
Weighted average shares outstanding
  Basic                                          27,129                  31,274                 27,835                   31,320
                                            ====================    ====================    ====================     ===============
  Diluted                                        28,270                  40,253                 28,673                   40,392
                                            ====================    ====================    ====================     ===============

 The accompanying notes are an integral part of the interim consolidated financial statements.

                                         EMERSON RADIO CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                    (In thousands)

                                                                                       December 31,                  March 31,
                                                                                           2002                        2002
                                                                                 -------------------------     ---------------------
                                    ASSETS                                             (Unaudited)
Current Assets:
  Cash and cash equivalents                                                             $   22,960                    $   19,228
  Accounts receivable (less allowances of $7,255 and
    $5,320, respectively)                                                                   22,545                        29,401
  Other receivables                                                                          1,657                         2,337
  Inventories                                                                               46,070                        41,657
  Prepaid expenses and other current assets                                                  3,701                         3,719
  Deferred tax assets                                                                        4,621                         7,671
                                                                                 -------------------------     ---------------------
     Total current assets                                                                  101,554                       104,013

Property and equipment - (net of accumulated depreciation
  and amortization of $6,311 and $4,688, respectively)                                       9,926                        11,116
Deferred catalog expenses                                                                    1,487                         2,017
Cost in excess of net assets acquired (net of $2,283 of accumulated
amortization)                                                                                7,785                         7,944
Trademarks (net of accumulated amortization of $4,964 and
  $4,986, respectively)                                                                      3,518                         3,734
Deferred tax assets                                                                          4,685                         5,728
Other assets                                                                                 1,979                         1,287
                                                                                 -------------------------     ---------------------
     Total Assets                                                                       $  130,934                    $  135,839
                                                                                 =========================     =====================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bank loans and obligations                                                            $    5,161                   $    11,303
  Current maturities of long-term debt                                                       4,109                         8,853
  Accounts payable and other current liabilities                                            30,778                        30,647
  Accrued sales returns                                                                      4,239                         3,817
  Income taxes payable                                                                       1,228                           103
                                                                                 -------------------------     ---------------------
     Total current liabilities                                                              45,515                        54,723
Long-term debt and other obligations                                                        27,893                        29,046
Minority interest                                                                           16,336                        17,330

Shareholders' Equity:
  Preferred shares - 10,000,000 shares authorized, 3,677
    shares issued and outstanding                                                            3,310                         3,310
  Common shares - $.01 par value, 75,000,000 shares
    authorized; 51,788,244 and 51,475,511 shares issued;
    27,219,902 and 31,166,478 shares outstanding,
    respectively                                                                               518                           515
  Capital in excess of par value                                                           114,791                       114,451
  Accumulated other comprehensive losses                                                      (208)                         (122)
  Accumulated deficit                                                                      (57,546)                      (69,436)
  Treasury stock, at cost 24,568,342 and 20,309,033
    shares, respectively                                                                   (19,675)                      (13,978)
                                                                                 -------------------------     ---------------------
     Total shareholders' equity                                                             41,190                        34,740
                                                                                 -------------------------     ---------------------
     Total Liabilities and Shareholders' Equity                                           $ 130,934                   $  135,839
                                                                                 =========================     =====================

                 The accompanying notes are an integral part of the interim consolidated financial statements.


                                         EMERSON RADIO CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                    (In thousands)
                                                                                                Nine Months Ended
                                                                                  ----------------------------------------------
                                                                                     December 31,              December 31,
                                                                                         2002                      2001
                                                                                  --------------------     ---------------------

Cash Flows from Operating Activities:
   Net income                                                                       $  11,890                $  11,063
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Minority interest                                                                    (994)                  (3,165)
    Depreciation and amortization                                                       2,394                    2,634
    Deferred tax assets                                                                 4,093                       --
    Provision for accounts receivable and
     Inventory                                                                          4,436                    4,315
    Other                                                                                  --                       (1)
    Changes in assets and liabilities, net of
     acquisition of SSG:
     Accounts receivable                                                                3,017                    1,792
     Other receivables                                                                    680                   (4,887)
     Inventories                                                                       (4,851)                   3,457
     Prepaid and other current assets                                                     548                      467
     Other assets                                                                      (1,185)                     (89)
     Accounts payable and other current
      Liabilities                                                                         467                   (5,273)
     Income taxes payable                                                               1,125                      206
                                                                           ------------------     ---------------------
Net cash provided by operations                                                        21,620                   10,519
                                                                           -------------------     ---------------------

Cash Flows from Investing Activities:
   Investment in affiliate                                                                --                      (421)
   Additions to property and equipment                                                  (495)                     (563)
                                                                          --------------------     ---------------------
Net cash used by investing activities                                                   (495)                     (984)
                                                                          --------------------     ---------------------

Cash Flows from Financing Activities:
   Net borrowings (repayments)-notes payable                                          (6,142)                    1,363
   Long-term debt retirement                                                          (5,897)                     (666)
   Repurchase of common stock                                                         (5,697)                   (2,423)
   Exercise of stock options                                                             343                        --
                                                                          --------------------     ---------------------
Net cash used by financing activities                                                (17,393)                   (1,726)
                                                                          --------------------     ---------------------

Net increase in cash and cash equivalents                                              3,732                     7,809
Cash and cash equivalents at beginning of year                                        19,228                     7,987
                                                                           --------------------     --------------------

Cash and cash equivalents at end of period                                        $   22,960                $   15,796
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

     We operate in two business segments: consumer electronics and sporting goods. The consumer electronics segment designs, sources, imports and markets a variety of consumer electronic products and licenses the "[EMERSON]" trademark for a variety of products domestically and internationally to certain licensees. The sporting goods segment, which is operated through Emerson's 53.2% ownership of SSG, manufactures, markets, and distributes sports related equipment and leisure products to institutional customers in the United States.

     The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of our consolidated financial position as of December 31, 2002 and the results of operations for the three and nine month periods ended December 31, 2002 and 2001. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in our annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2002 ("fiscal 2002"), included in our annual report on Form 10-K.

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

     Due to the seasonal nature of both segments, the results of operations for the three and nine month periods ended December 31, 2002 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2003 ("fiscal 2003").

     Certain reclassifications were made to conform prior years financial statements to the current presentation.

NOTE 2 - COMPREHENSIVE INCOME

     Our comprehensive income for the three and nine month periods ended December 31, 2002 and 2001 is as follows (in thousands):

                                                             Three Months Ended                       Nine Months Ended
                                                     ------------------------------------     -----------------------------------
                                                       December 31,        December 31,        December 31,       December 31,
                                                           2002                2001                2002               2001
                                                     -----------------    ---------------     ---------------    ----------------
                                                                 (Unaudited)                               (Unaudited)

Net income                                                $ 3,278              $ 4,131            $ 11,890           $ 11,063
Cumulative effect on equity of
  SFAS 133, net of taxes                                       --                   --                 (40)                --
Derivatives qualifying as
  hedges, net of taxes                                         (7)                  --                 (44)                --
Currency translation adjustment                                (1)                  (3)                 --                 --
Unrealized losses on
  securities, net                                              --                   (2)                 (2)                (1)
                                                     -----------------    ---------------     ---------------    ----------------

Comprehensive income                                     $  3,270              $ 4,126            $ 11,804           $ 11,062
                                                     =================    ===============     ===============    ================



NOTE 3 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                              For the Three                              For the Nine
                                                               Months Ended                              Months Ended
                                                  ---------------------------------------     -----------------------------------
                                                     December 31,          December 31,        December 31,        December 31,
                                                        2002                  2001                 2002                2001
                                                  --------------------    ---------------     ----------------    ---------------
                                                                  (Unaudited)                            (Unaudited)
Numerator:
Net income                                              $3,278                 $ 4,131             $11,890            $ 11,063
Add back to effect assumed conversions:

Interest on convertible
  Debentures                                                --                     441                  --               1,323
                                                  --------------------    ---------------     ----------------    ---------------
Numerator for diluted earnings                          $3,278                 $ 4,572             $11,890            $ 12,386
  per share
                                                  ====================    ===============     ================    ===============
Denominator:
Weighted average common
  shares - Basic                                        27,129                  31,274              27,835              31,320
Effect of dilutive securities:
  Preferred shares                                          --                   3,395                  --               3,395
  Options & warrants                                     1,141                     380                 838                 473
  Convertible debentures                                    --                   5,204                  --               5,204
                                                  --------------------    ---------------     ----------------    ---------------
Weighted average shares                                 28,270                  40,253              28,673              40,392
  Diluted
                                                  ====================    ===============     ================    ===============
Basic earnings per share                             $  0.12                 $  0.13             $  0.43             $  0.35
                                                  ====================    ===============     ================    ===============
Diluted earnings per share                           $  0.12                 $  0.11             $  0.42             $  0.31
                                                  ====================    ===============     ================    ===============


NOTE 4- CAPITAL STRUCTURE

     Our outstanding capital stock at December 31, 2002 consisted of common stock and Series A convertible preferred stock in which the conversion feature expired effective March 31, 2002.

     At December 31, 2002, Emerson had outstanding approximately 1.4 million options with exercise prices ranging from $1.00 to $1.50 and SSG had outstanding approximately 376,000 options with exercise prices ranging from $0.95 to $9.44.

     On August 1, 2002, Emerson granted 200,000 warrants with an exercise price of $2.20 which fully vest after one year from date of grant in conjunction with a consulting agreement. The warrants were valued using the Black-Scholes option valuation model and will be recognized over the related service period of the consulting agreement which corresponds to the vesting period. For the nine months ending December 31, 2002, approximately $31,000 was expensed to operations as a result of the grant of these warrants.

     As of August 15, 2002, Emerson's $20.8 million of 8.5% Senior Subordinated Convertible Debentures (the "Debentures") were fully retired using funds secured from a financing facility dated June 28, 2002 and from the generation of cash from operations. See "Note 9 - Borrowings".


NOTE 5 - INVENTORY

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for the consumer electronics segment and the weighted-average cost method for the sporting goods segment. As of December 31, 2002 and March 31, 2002, inventories consisted of the following (in thousands):


                                                                December 31, 2002                 March 31, 2002
                                                             -------------------------         ----------------------
                                                                   (Unaudited)

Raw materials                                                         $  2,048                          $  2,153
Work-in-process                                                            373                               258
Finished                                                                46,372                            41,531
                                                             -------------------------         ----------------------
                                                                        48,793                            43,942
Less inventory allowances                                               (2,723)                           (2,285)
                                                             -------------------------         ----------------------
                                                                      $ 46,070                          $ 41,657
                                                             =========================         ======================

NOTE 6 - INCOME TAXES

     We have tax net operating loss carry forwards included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. We believe the net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured, we believe it is more likely than not that all of the net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carry forward period are reduced. At December 31, 2002, $9.3 million of deferred tax assets were carried on the balance sheet. For the nine months of fiscal 2003, $4.1 million of deferred tax assets were charged to the consolidated statements of operations.


NOTE 7 - INVESTMENT IN SPORT SUPPLY GROUP, INC.

     As of December 31, 2002 and March 31, 2002, Emerson owned 4,746,023 (53.2% of the issued and outstanding) shares of common stock of SSG. SSG's results of operations and the minority interest related to those results have been included in our quarterly results of operations.

     Effective March 1997, Emerson entered into a Management  Services Agreement
with  SSG,   under  which  each  company   provides   various   managerial   and
administrative services to the other company.


NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

     In June, 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Effective April 1, 2002, we adopted SFAS 142 which requires us to cease amortizing goodwill, and to perform a transitional test for potential goodwill impairment upon adoption and then test goodwill at least annually for impairment by reporting unit. Had we ceased amortizing goodwill as of the beginning of fiscal 2002, net income for the three and nine month periods ending December 31, 2001 would have increased by approximately $70,000 and $197,000, respectively, and have an effect of $.01 on basic and diluted earnings per share.

     Goodwill is required to be tested for impairment in a transitional test upon adoption and then at least annually by reporting unit. Goodwill impairment testing must also be performed more frequently if events or other changes in circumstances indicate that goodwill might be impaired. Under the provisions of SFAS 142, a two step process is used to evaluate goodwill impairment. Under step one of the evaluation process, the carrying value of a reporting unit is compared to its fair value to determine if a potential goodwill impairment exists. Under step two of the evaluation process, if a potential goodwill impairment is identified during step one, then the amount of goodwill impairment, if any, is measured using a hypothetical purchase price allocation approach.

     We have completed our step one analysis of the potential impairment of goodwill in each of our two reporting units, which analysis has indicated that we have a potential impairment of goodwill in our sporting goods reporting unit. We are in the process of conducting step two of our transitional year assessment for our sporting goods reporting unit, which will be completed by March 31, 2003. As the step two assessment involves complex determinations with respect to the fair value of the individual assets and liabilities of each reporting unit, the amount of goodwill impairment, if any, cannot be reliably predicted at this time. As of December 31, 2002, Emerson and SSG have approximately $400,000 and $7.4 million of goodwill on their respective balance sheets. Under SFAS 142, any goodwill impairment recorded upon transition is reported as a non-cash cumulative effect of a change in accounting principle on the consolidated statement of operations as of the date of adoption.


NOTE 9 - BORROWINGS

     As of December 31, 2002 and March 31, 2002, borrowings and capital lease obligations (excluding short-term borrowings) consisted of the following (in thousands):


                                                                                     December 31,                March 31,
                                                                                       2002                        2002
                                                                                 ---------------------     --------------------
                                                                                     (Unaudited)
8 1/2% Senior Subordinated Convertible Debentures                                     $     --                  $ 20,750
Term loan                                                                                13,000                      --
Revolving line of credit                                                                  5,500                      --
Notes payable under revolving line of credit                                             13,286                   16,839
Equipment notes and other                                                                   216                      310
                                                                                -------------------     --------------------
                                                                                         32,002                   37,899

Less current maturities                                                                   4,109                    8,853
                                                                                -------------------     --------------------
  Long term debt and notes payable                                                     $ 27,893                 $ 29,046
                                                                                ===================     ====================


     Debentures, which were issued by Emerson in August 1995, were retired on August 15, 2002. These Debentures bore interest at the rate of 8 1/2% per annum, payable quarterly, and were subordinated to all existing and future senior indebtedness (as defined in the Indenture governing the Debentures). The Debentures were convertible into shares of Emerson's common stock at any time prior to redemption or maturity at an initial conversion price of $3.9875 per share, subject to adjustment under certain circumstances. The Debentures were redeemable in whole or in part at our option and, in the case of Emerson's exercise of the Debentures call provision, required a call price of 101% of principal. The Debentures were subject to certain restrictions on transfer and restricted, among other things, the amount of senior indebtedness and other indebtedness that Emerson, and, in certain instances, its consolidated subsidiaries, could incur. Each holder of Debentures had the right to cause Emerson to redeem the Debentures if certain designated events (as defined in the Indenture governing the Debentures) were to occur.

     On June 28, 2002, Emerson entered into a $40 million Revolving Credit and Term Loan Agreement ("Loan Agreement") with several U.S. financial institutions, which was funded on July 1, 2002. The Loan Agreement provides for a $25 million revolving line of credit and a $15 million term loan. The $25 million revolving line of credit replaced Emerson's $15 million senior secured facility. It provides for revolving loans, subject to individual maximums which, in the aggregate, are not to exceed the lesser of $25 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime plus 0.50% to 1.25% or, at Emerson's election, LIBOR plus 2.00% to 2.75% depending on certain financial covenants. The $15 million term loan combined with cash earned from our operations was used to retire all of Emerson's Debentures. The interest rate charged on the term loan ranges from Prime plus 1.00% to 1.75% or, at Emerson's election, LIBOR plus 2.50% and 3.25% depending on certain financial covenants and amortizes over a three-year period. Pursuant to the Loan Agreement, Emerson is restricted from, among other things, paying cash dividends, repurchasing Emerson's common stock and entering into certain transactions without the lender's prior consent and is subject to certain financial covenants. Amounts outstanding under the Loan Agreement are secured by substantially all of Emerson's assets.

     Notes payable under a revolving line of credit (Revolver) were issued by SSG in March 2001, replacing a prior facility. The facility, as amended provides for a three-year $25 million revolving line of credit, and provides for revolving loans and is subject to individual maximums which, in the aggregate, cannot exceed the lesser of $25 million or a "Borrowing Base" amount based upon specified percentages of eligible accounts receivables and inventories. Amounts outstanding under the senior credit facility are secured by substantially all the assets of SSG and its subsidiaries. The interest rate charged under this facility is a combination of LIBOR plus 2.5% and the prime rate of interest ranging from minus .25% to prime plus 1.0%. Pursuant to the amended Loan and Security Agreement, SSG is restricted from, among other things, paying cash dividends and entering into certain transactions without the lender's prior consent.

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

     The Company uses a derivative financial instrument to manage its interest rate risk associated with fluctuations in interest rates on its debt. As of December 31, 2002, the Company had outstanding an interest swap agreement that converts $10 million of its variable rate Loan Agreement to a fixed rate instrument through 2004. These swap agreements are designated as cash flow hedges and changes in fair value of the hedges are recorded in other comprehensive income and reclassified into earnings in the same periods during which the hedged transaction affects earnings. There is no ineffectiveness related to these hedges.


NOTE 11 - SEGMENT INFORMATION

     The following table presents certain operating segment information for each of the three and nine month periods ended December 31, 2002 and 2001 (in thousands):


                                         Three Months Ended December                  Three Months Ended December 31, 2001
                                                   31, 2002
                                       Consumer                                          Consumer
                                     Electronics           Sporting Goods              Electronics          Sporting Goods
                                 --------------------- -----------------------     --------------------- ----------------------

Net revenues                         $ 72,744              $ 18,518                      $ 53,568            $ 17,043
Income (loss) before
  income taxes                       $  7,413              $ (2,495)                     $  8,266            $ (3,319)
Segment assets                       $ 67,898              $ 63,036                      $ 58,023            $ 62,087



                                     Nine Months Ended December 31, 2002               Nine Months Ended December 31, 2001
                                       Consumer                                          Consumer
                                     Electronics           Sporting Goods              Electronics          Sporting Goods
                                 --------------------- -----------------------     --------------------- ----------------------
Net revenues                           $ 222,217            $ 71,379                      $186,064            $ 73,243
Income (loss) before
  income taxes                         $  19,814           $(  2,127)                    $  15,977          $   (4,350)


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

Consolidated Operations:

     The following table sets forth, certain items related to the consolidated statements of operations as a percentage of net revenues for the three and nine month periods ended December 31, 2002 and 2001:


                                                         Three Months ended                            Nine Months ended
                                                            December 31                                   December 31
                                                 -------------------------------------      ------------------------------------
                                                       2002                 2001                2002                 2001
                                                 -----------------     ---------------      --------------     -----------------
                                                              (Unaudited)                               (Unaudited)

Net revenues (in thousands)                           $91,262                $70,611            $293,596           $259,307

Cost of sales                                          80.1%                 78.6%                78.4%              80.3%
Other operating costs and
  Expenses                                              1.2%                  1.4%                 1.1%               1.4%
Selling, general and
  administrative expenses                              14.2%                 18.5%                14.1%              14.6%
    Operating income                                    4.6%                  1.6%                 6.4%               3.6%
Litigation settlement                                  --                     4.2%                --                  1.1%
Provision  for income
  Taxes                                                 1.8%                  1.2%                 2.0%               0.2%
    Net income                                          3.6%                  5.9%                 4.1%               4.3%


Net Revenues - Consolidated net revenues for the three and nine month periods ended December 31, 2002 increased $20.6 million (29.3%) and $34.3 million (13.2%) as compared to the same periods in fiscal 2002.

Cost of Sales - Cost of sales, as a percentage of consolidated net revenues for the three month period ended December 31, 2002 increased to 80.1% from 78.6%, and decreased from 80.3% to 78.4% for the nine month period ended December 31, 2002, respectively. The increase in cost of sales for the three month period was a result of lower margins in both the consumer electronics and sporting goods segments. The decrease in cost of sales for the nine month period was primarily the result of higher margins in both the consumer electronics and sporting goods segments.

Other Operating Costs and Expenses - Other operating costs and expenses are associated with the consumer electronics segment. As a percentage of consolidated net revenues, other operating costs and expenses decreased to 1.2% from 1.4% for the three months ended December 31, 2002 as compared to the same period in fiscal 2002. For the nine months ended December 31, 2002, other operating costs, as a percentage of consolidated net revenues, decreased to 1.1% from 1.4% as compared to the same period in fiscal 2002.

Selling, General and Administrative Expenses ("S,G&A") - S,G&A, as a percentage of consolidated net revenues, was 14.2% for the three months ended December 31, 2002 as compared to 18.5% for the three months ended December 31, 2001. For the nine months ended December 31, 2002, S,G&A, as a percentage of consolidated net revenues, were 14.1% as compared to 14.6% for the same period in fiscal 2002. In absolute terms S,G&A decreased $153,000 and increased $3.4 million for the three and nine month periods ended December 31, 2002 as compared to the same periods in fiscal 2002. The increase for the nine month period in absolute terms was due to the consumer electronics segment, partially offset by a decrease in the sporting goods segment.

Litigation settlement - Litigation settlement in fiscal 2002 was the result of the consumer electronics segment settling litigation in the amount of $2.9 million, net of legal costs with a former trademark licensee whose license agreement with Emerson ceased in the year ending March 31, 1998. There was no such settlement in the current period.

Provision for Income Taxes - The provision for income taxes for the three and nine months ended December 31, 2002 was primarily the result of utilizing a previously recognized net operating loss carryforwards and a foreign tax provision primarily associated with the consumer electronics segment.

Net Income - As a result of the foregoing factors, we earned net income of $3.3 million (3.6% of net revenues) and $11.9 million (4.1% of net revenues) for the three and nine months ended December 31, 2002 as compared to $4.1 million (5.9% of net revenues) and $11.1 million (4.3% of net revenues) for the same year ago periods.

Consumer Electronics Segment:

The following table summarizes certain financial information for the three and nine month periods ended December 31, 2002 and 2001 (in thousands):


                                                  Three Months Ended                      Nine Months Ended
                                                     December 31                             December 31
                                         -------------------------------------    -------------------------------------
                                             2002              2001                  2002                2001
                                         -------------     ------------------     ----------------    ----------------
                                                      (Unaudited)                              (Unaudited)
 Net revenues                              $72,762          $ 53,568             $222,256             $186,064

 Cost of sales                              59,635            43,259              180,208              155,722
 Other operating costs                       1,058               965                3,251                3,768
 Selling, general &
  administrative                             5,406             5,035               18,243               13,353
                                       -------------     -------------------    -----------------    ---------------
    Operating income                         6,663             4,309               20,554               13,221
 Litigation settlement                         --             2,933                   --                 2,933
 Interest expense, net                        (291)             (637)              (1,547)              (1,981)
                                       -------------     -------------------    ----------------     ---------------
    Income before                            6,372             6,605               19,007               14,173
      income taxes
 Provision for income taxes                  1,776               440                5,797                  564
                                       -------------      -------------------    ----------------     ---------------
    Net income                             $ 4,596          $  6,165             $ 13,210             $ 13,609
                                       =============      ===================    ================     ===============


Net Revenues - Net revenues for the three and nine months ended December 31, 2002 increased $19.2 million (35.8%) and $36.2 million (19.5%), respectively, as compared to the same periods ended December 31, 2001. The increase in net revenues for the three and nine month periods was comprised of an increase in licensing revenues, increases in unit sales of audio products and sales of inward licensed products more than offsetting a slight decrease in unit sales of microwave oven products.

Our license for the Hello Kitty brand expired on December 31, 2002. Through the promotion of our proprietary Girl Power branded theme products launched earlier this fiscal year, representing 3.8% of the nine month revenues in fiscal 2003, together with other future licensing opportunities, we believe the revenues earned from the sale of products subject to the Hello Kitty license agreement, representing 9.4% of the nine month revenues in fiscal 2003, can be replaced.

Cost of Sales - Cost of sales, as a percentage of net revenues, increased to 82.0% from 80.8% for the three months ended December 31, 2002 as compared to the same period in fiscal 2002. For the nine months ended December 31, 2002, cost of sales, as a percentage of consumer electronics net revenues, decreased to 81.1% from 83.7% as compared to the same period in fiscal 2002. The decrease in the cost of sales for the nine months ended December 31, 2002 was attributable to a greater impact of licensing revenues and to higher gross profit margins on product sales.

Gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the product categories in which Emerson competes. Emerson's products are generally placed in the low-to-medium priced category of the market, which is highly competitive.

Other Operating Costs and Expenses - Other operating costs and expenses as a percentage of net revenues decreased to 1.5% for the three and nine month period ended December 31, 2002 from 1.8% and 2.0% for the same periods in fiscal 2002 primarily due to reduced inventory servicing costs.

Selling, General and Administrative Expenses ("S,G&A") - S,G&A, was $5.4 million and $18.2 million for the three and nine months ended December 31, 2002, respectively, as compared to $5.0 million and $13.4 million for the three and nine months ended December 31, 2001. The increase in S,G&A for the three month period ended December 31, 2002 was primarily due to an increase in co-operative advertising costs, partially offset by a decrease in provisions for uncollectable accounts. For the nine months ended December 31, 2002, the $4.9 million increase in S,G&A was mainly due to:(i) an increase in co-operative advertising costs; (ii) recoveries of provisions related to substandard receivables in the prior year, which were not repeated in the current year;
(iii) an increase in provisions for uncollectable accounts; and (iv) an increase in payroll expenses and freight expenses.

Litigation settlement - There were no litigation settlements in the current period. The prior period litigation settlement was the result of a settled litigation in the amount of $2.9 million, net of legal costs with a former trademark licensee whose license agreement with Emerson ceased in the year ending March 31, 1998.

Interest Expense, net - Interest expense decreased $346,000 and $434,000 for the three and nine months ended December 31, 2002, respectively, as compared to the three and nine months ended December 31, 2001 due to reduced borrowings, the repayment of the Debentures, and lower interest rates.

Provision for Income Taxes - The provision for income taxes was $1.8 million and $5.8 million for the three and nine months ended December 31, 2002, respectively, as compared to $440,000 and $564,000 for the three and nine months ended December 31, 2001, respectively. The provision for December 31, 2002 primarily consisted of deferred taxes related to previously recognized Federal and state tax net operating loss benefits and a foreign tax provision. There were no such provisions for deferred taxes in the prior year.

Net Income - As a result of the foregoing factors, net income of $4.6 million (6.3% of net revenues) for the three months ended December 31, 2002 as compared to $6.2 million (11.5% of net revenues) for the three months ended December 31, 2001 was earned. For the nine months ended December 31, 2002 $13.2 million (5.9% of net revenues) as compared to $13.6 million (7.3% of net revenues) for the nine months ended December 31, 2001 was earned.

Sporting Goods Segment:

     The following table summarizes certain financial information as reported by SSG for the three and nine month periods ended December 31, 2002 and 2001 (in thousands):


                                                Three Months Ended December 31                Nine Months Ended December 31
                                              --------------------------------------      ------------------------------------
                                                    2002                  2001                  2002                 2001
                                              -----------------    -----------------      ----------------   -----------------
                                                           (Unaudited)                                (Unaudited)
 Net revenues                                   $ 18,518              $ 17,043            $ 71,379                $73,243

 Cost of sales                                    13,451                12,211              50,141                 52,583
 Selling, general &
   Administrative                                  7,447                 7,944              22,931                 24,284
                                             ------------------  -----------------     ----------------      -----------------
     Operating loss                               (2,380)               (3,112)             (1,693)                (3,624)
 Interest expense, net                              (115)                 (207)               (434)                  (726)
                                              ------------------    -----------------   -----------------    -----------------
     Loss before income                           (2,495)               (3,319)             (2,127)                (4,350)
       Taxes
 Provision (benefit) for
   income taxes                                     (136)                  376                  --                     --
                                              ------------------    -----------------   -----------------    -----------------
   Net  loss                                   $  (2,359)             $ (3,695)            $ (2,127)              $ (4,350)
                                              ==================    =================   =================    =================


Net Revenues - Net revenues increased $1.5 million (8.7%) and decreased $1.9 million (2.5%) for the three and nine month periods ended December 31, 2002, respectively, as compared to the same periods in fiscal 2002. The increase in net revenues for the three month period was primarily the result of increased government sales. The decrease for the nine month period was primarily the result of a general slow-down in school and youth organization funding and competitive pressures in the marketplace.

Cost of Sales - Cost of sales, as a percentage of net revenues increased from 71.7% for the three month period ended December 31, 2001 to 72.6% for the three month period ended December 31, 2002. The increase in cost of sales for the three month period was primarily due to lower margins from Government, Bid and Team Dealer sales. For the nine month period ended December 31, 2002, cost of sales, as a percentage of net revenues, decreased to 70.2% from 71.8% for the nine month period ended December 31, 2001. The year to date decreases are primarily the result of consolidating several plants, certain exiting unprofitable product lines and improving product sourcing.

Selling, General and Administrative Expenses ("S,G&A") - S,G&A expenses decreased approximately $497,000 and $1,353,000 for the three and nine month periods ended December 31, 2002, respectively, as compared to the three and nine month periods ended December 31, 2001. S,G&A expenses, as a percentage of sporting goods net revenues, were 40.2% and 32.1% for the three and nine month periods ended December 31, 2002, respectively, as compared to 46.6% and 33.2% for the three and nine month periods in the prior fiscal year. The decreases in S,G&A were primarily the result of the following: (i) a decrease in payroll related expenses attributable to a reduced headcount; (ii) a decrease in depreciation and amortization expense due to assets becoming fully depreciated and the discontinuation of amortization of goodwill; (iii) a decrease in selling and promotional expense; and (iv) a decrease in telecommunication and other facility expenses.

Interest Expense, net - Interest expense decreased by approximately $92,000 and $292,000 for the three and nine month periods ended December 31, 2002, respectively, as compared to the three and nine month periods ended December 31, 2001, due primarily to lower borrowing levels and lower interest rates.

Provision (benefit) for Income Taxes - A tax benefit of approximately $136,000 for the three months ended December 31, 2002 as compared to a tax provision of $376,000 for the three months ended December 31, 2001 was recorded. There were no provisions for income tax expenses in the nine month periods ended December 31, 2002 and December 31, 2001. SSG has a net operating loss carryforward included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. A portion of our net deferred tax asset has been reduced by a valuation allowance. We believe the remaining net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured, we believe it is more likely than not that the remaining net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced.

Net Loss - As a result of the foregoing factors, the sporting goods segment had a net loss of $2,359,000 for the three months ended December 31, 2002 as compared to a net loss of $3,695,000 for the three months ended December 31, 2001. For the nine months ended December 31, 2002 the sporting goods segment had a net loss of $2,127,000 as compared to a net loss of $4,350,000 for the nine months ended December 31, 2001.


Liquidity and Capital Resources

     Net cash provided by operating activities was $21.6 million for the nine months ended December 31, 2002. Cash was primarily provided by our profitability and a decrease in accounts receivable, partially offset by an increase in inventory.

     Net cash used by investing activities was $495,000 for the nine months ended December 31, 2002. Cash was utilized primarily for the purchase of fixed assets.

     Net cash used for financing activities was $17.4 million for the nine months ended December 31, 2002. Cash was primarily utilized for the reduction of borrowings, including the redemption of Emerson's outstanding debentures in July and August 2002, and the exercise of an option to repurchase Emerson's common stock.

     Emerson and SSG maintain credit facilities as described in Note 9 - Borrowings. At December 31, 2002, there were approximately $32.0 million of borrowings outstanding under these facilities, of which approximately $18.7 million of borrowings were outstanding by Emerson and $13.3 million of borrowings were outstanding by SSG. No letters of credit were outstanding under these facilities by either Emerson or SSG as of December 31, 2002. As of December 31, 2002, Emerson and SSG were in compliance with the covenants contained in their respective credit facilities.

     Two of our foreign subsidiaries maintain various credit facilities, as amended, aggregating $52.5 million with Hong Kong banks consisting of the following: (i) a $7.5 million credit facility with a $2.5 million seasonal increase which is used for inventory purchases and (ii) two back-to-back letter of credit facilities totaling $45 million. At December 31, 2002, our Hong Kong subsidiary pledged $1.7 million in certificates of deposit to one of its banks to assure the availability of the $7.5 million credit facility and a $2.5 million seasonal line increase. As of December 31, 2002, there were approximately $6.6 million and $5.4 million, respectively, of letters of credit outstanding under these credit facilities.

     At present, we believe that future cash flow from operations and our existing institutional financing noted above will be sufficient to fund all of our cash requirements for the next twelve months.

     There were no substantial commitments for capital expenditures as of December 31, 2002.


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

Critical Accounting Policies

     For the quarter ended December 31, 2002, the significant changes to our accounting policies from those reported in Form 10-K for the fiscal year ended March 31, 2002 were as follows:

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

Inflation, Foreign Currency, and Interest Rates

     Neither inflation nor currency fluctuations had a significant effect on our results of operations during the first three quarters of fiscal 2003. Our exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The consumer electronics segment purchases virtually all of its products from manufacturers located in various Asian countries.

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002.

Forward-Looking Information

     This report contains various forward-looking statements under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and information that is based on our beliefs as well as assumptions made by and information currently available to us. When used in this report, the words "anticipate", "believe", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that could cause actual results to differ materially are as follows: (i) the ability of the consumer electronics segment to continue selling products to two of its largest customers whose net revenues represented 22% and 19% of fiscal 2002 consolidated net revenues; (ii) competitive factors in the consumer electronics segment, such as competitive pricing strategies utilized by retailers in the domestic marketplace that negatively impact product gross margins; (iii) the ability of the consumer electronics and sporting goods segments to maintain their suppliers, primarily all of whom are located in the Far East for the consumer electronics segment;
(iv) the ability of the sporting goods segment to have an uninterrupted shipping service from outside carriers; (v) our ability to comply with the restrictions imposed upon us by our outstanding indebtedness; and (vi) general economic conditions and other risks. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. For additional risk factors as they relate to the sporting goods segment, see SSG's Form 10-K for the fiscal year ended March 29, 2002 Item 7 - "Certain Factors that May Affect the Company's Business or Future Operating Results", and SSG's Form 10-Q for the quarterly period ended December 27, 2002 Item 2 - "Certain Factors that May Affect the Company's Business or Future Operating Results".

Item 3. Quantitative and Qualitative Disclosures About Market Risk

                  Not material.

Item 4. Controls and Procedures

     Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. Since the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.



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

     Not Applicable.


ITEM 5.  Other Information.

     (a) None

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

10.27 Revolving Credit and Term Loan Agreement dated June 28, 2002 among Emerson Radio Corp., Majexco, Imports, Inc., Emerson Radio (Hong Kong) Ltd., and Emerson Radio International Ltd. Jointly and Severally, and PNC Bank, National Association.*

10.35.1 Amended Loan and Security Agreement dated October 1, 2002 by and Between Sport Supply Group, Inc. and Congress Financial Corporation (incorporated by reference to Exhibit 10.2 of Sport Supply's Quarterly Report on Form 10-Q for the quarter ended December 27, 2002).

99.1 Certification of Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2 Certification of Chief Financial Officer, as required by Section 906 Of the Sarbanes-Oxley Act of 2002.*

     (b) Reports on Form 8-K - During the three month period ended December 31, 2002, no Form 8-K was filed.


* filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               EMERSON RADIO CORP.
                                  (Registrant)



Date:         February 10, 2003  /s/ Geoffrey P. Jurick
                                 -----------------------
                                 Geoffrey P. Jurick
                                 Chairman, Chief Executive Officer and President



Date:        February 10, 2003  /s/ Kenneth A. Corby
                                --------------------
                                Kenneth A. Corby
                                Executive Vice President and
                                Chief Financial Officer

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



February 10, 2003

                           By: /s/ Geoffrey P. Jurick
                               ___________________________________
                               Geoffrey P. Jurick
                               Chief Executive Officer

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



February 10, 2003
                                             By: /s/ Kenneth A. Corby
                                                 _______________________________
                                                 Kenneth A. Corby
                                                 Chief Financial Officer