Form 10-K
period 2003-03-31
EMERSON RADIO CORP
filed 2003-07-14
CIK 32621

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
                                   (Mark One)

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year ended March 31, 2003

                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         COMMISSION FILE NUMBER 0-25226

                               EMERSON RADIO CORP.
                               -------------------
             (Exact name of registrant as specified in its charter)

                          Delaware                                               22-3285224
--------------------------------------------------------------     ---------------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification Number)

      Nine Entin Road, Parsippany, NJ                                              07054
--------------------------------------------                       ---------------------------------------
  (Address of principal executive offices)                                       (Zip Code)

Registrant's telephone number, including area code:   (973) 884-5800
----------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class              Name of each exchange on which registered
         -------------------              -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) [ ] YES [X] NO.

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2002 (computed by reference to the last reported sale price of the Common Stock on the American Stock Exchange on such date): $63,361,971.

Number of Common Shares outstanding at June 16, 2003: 27,421,389

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Document                                                           Part of the Form 10-K
         --------                                                           ---------------------
Proxy Statement for Annual Meeting of
Stockholders expected to be held on or about September 4, 2003                           Part III

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

         For a more detailed discussion of SSG's business and financial data, see SSG's Form 10-K for the fiscal year ended March

28, 2003.

         For additional disclosures of our business segments and major customers, as well as financial information about geographical areas, see Item 8
- "Financial Statements and Supplemental Data" -Note 14 of Notes to Consolidated Financial Statements.

AVAILABLE INFORMATION

         We file reports and other information with the Securities and Exchange Commission ("SEC") pursuant to the information requirements of the Securities Exchange Act of 1934. Readers may read and copy any document we file at the SEC's public reference room at 450 Fifth St. N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operations of the public reference room. Our filings are also available to the public from commercial document retrieval services and at the SEC's website at www.sec.gov.

         We make available through our internet website free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to such reports and other filings made by us with the SEC, as soon as practicable after we electronically file such reports and filings with the SEC. Our website address is www.emersonradio.com. The information contained in our website is not incorporated by reference in this report.

CONSUMER ELECTRONICS SEGMENT

         General

         Emerson, directly and through several subsidiaries, designs, sources, imports, markets, sells and licenses to certain licensees a variety of consumer electronics both domestically and internationally under the Emerson(R) and HH Scott(R) brand names. These products include:

            o video products - televisions, combination television/VCR/DVD, digital video disc (DVD), video cassette recorders (VCR) and set top boxes;

            o microwave ovens;

            o audio, clocks and clock radios,  home theater systems and multi-media;

            o houseware products; and

            o video accessories, telecommunication equipment, certain computer accessories, specialty, other consumer electronic products and mobile electronics.

         Emerson also licenses a variety of specialty themed logos and marks from third parties for use on audio products that bear the names of these third parties. We refer to these licenses as inbound licenses.

         The trade name "Emerson Radio" dates back to 1912 and is one of the oldest and most well respected names in the consumer electronics industry. See
Item 1 - "Consumer Electroncis Segment -Licensing and Related Activities."

         Emerson believes it possesses an advantage over its competitors due to the combination of:

            o the "(EMERSON LOGO)" brand recognition;

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

         Emerson intends to continue leveraging its core competencies to offer a broad variety of current and new consumer electronic products to customers. In addition, Emerson intends to enter into additional licenses of third party trade names and trademarks by third parties ("inward licenses"), as well as licenses for the use of Emerson's trade names and trademarks ("outward licenses") and distribution agreements that take advantage of Emerson's trademarks and utilize the logistical and sourcing advantages for products that are more efficiently marketed through these agreements. We continuously evaluate potential licenses and distribution agreements. In March 2003, Emerson entered into a license agreement with Nickelodeon to license the Nickelodeon name, trademark and logo, along with several other of Nickelodeon trademarks and logos. See " Consumer Electronics Segment - Licensing and Related Activities".

Emerson's core business consists of selling, distributing, and licensing various low to moderately priced categories of consumer electronic products. The majority of Emerson's marketing and sales efforts are concentrated in the United States and, to a lesser extent, certain other international regions. Major competitors in these markets are foreign-based manufacturers and distributors. See "Consumer Electronics Segment-Competition."

         Products

         Emerson's current product and branded categories consist of the following:

VIDEO PRODUCTS                                AUDIO PRODUCTS                                   OTHER
--------------                                --------------                                   -----
Color televisions                             Portable stereo systems                          House wares
Color specialty televisions                   Digital clock radios                             Home theater
Digital video disc (DVD)                      Shelf stereo systems                             Microwave ovens
Specialty video cassette players              Specialty Clock radios                           Multi-media
Video cassette recorders (VCR)

         Growth Strategy

         We believe growth opportunities exist through the implementation of the following:

            o higher penetration levels within our existing customers, through increases in the products offered and sold to existing accounts;

            o expansion of our existing customer base in United States, through our sales staff and sales representative organizations;

            o expansion of our existing worldwide customer base, through our foreign distribution agreements and direct selling, particularly in Europe, South America and Asia;

            o expansion into distribution channels we are not currently utilizing; through new products that are being offered by Emerson;

            o development and sales of new products not presently being offered by Emerson, such as electronics and accessories that utilize popular theme characters and logos through the use of various trademarks licensed from third parties;

            o further development of our direct to consumer sales channel, through Emerson's internet web-site and infomercials;

            o continuing to capitalize on the "(EMERSON LOGO)" and "H.H.
              Scott(R)" trademarks, through continued efforts to enter into license agreements with third parties to license the "(EMERSON
              LOGO)" and "H.H. Scott(R)" trademarks for products not currently being sold, and in geographic areas not presently being serviced; and

            o expansion through strategic mergers and acquisitions of other businesses.

         In connection with Emerson's strategic focus, Emerson may take an equity position in various corporate entities.

         Emerson believes that the "(EMERSON LOGO)" trademark is recognized in many countries. A principal component of Emerson's growth strategy is to utilize this global brand name recognition together with its reputation for quality and cost competitive products to aggressively promote its product lines within the United States and targeted geographic areas on an international basis. Emerson believes that it will be able to compete more effectively in the highly competitive consumer electronics and microwave oven industries, domestically and internationally, by combining innovative approaches to its current product line and augmenting its product line with complementary products. Emerson intends to pursue such plans either independently or by forging new relationships, including license arrangements, distributorship agreements and joint ventures. See Item 1 "Consumer Electronics Segment -Licensing and Related Activities."

         Sales and Distribution

         Emerson's Direct Import Program allows its customers to import and receive product directly from Emerson's manufacturers located outside the United States. Under the Direct Import Program, title for its products passes in the country of origin. Emerson also sells product to customers from its U.S. based finished goods inventory, which is referred to as its Domestic Program. Under the Domestic Program, title for its products primarily passes at the time of shipment. Under both programs, we recognize revenues at the time title passes to the customer. See Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition."

         Emerson has an integrated system to coordinate the purchasing, sales and distribution aspects of its operations. Emerson receives orders from its major accounts electronically, via electronic data interface (EDI), facsimile, telephone or mail. Emerson does not have long-term contracts with any of its customers, but rather receives orders on an ongoing basis. Products imported by Emerson, generally from the Far East, are shipped by ocean and/or inland freight and then stored in contracted public warehouse facilities for shipment to customers. All inventory is monitored by Emerson's electronic inventory system. As a purchase order is received and filled from inventory, warehoused product is labeled and prepared for outbound shipment to customers by common, contract or small package carriers for sales made from inventory.

         Domestic Marketing

         In the United States, Emerson markets its products primarily through:

            o mass merchandisers;

            o discount retailers;

            o toy retailers; and

            o distributors and specialty catalogers.

         Wal-Mart Stores accounted for approximately 23% and 21%; Target Stores accounted for approximately 17% and 19%; and K-Mart accounted for approximately 11% and 6% of our consolidated net revenues in fiscal 2003 and 2002, respectively. No other customer accounted for more than 10% of our consolidated net revenues in either period. Management believes that a loss of any one of the three customers listed above would have a material adverse affect on our business and results of operations.

         Approximately 59% and 56% of the net consumer electronics revenues in fiscal 2003 and 2002, respectively, were made through third party sales representative organizations that receive sales commissions and work in conjunction with Emerson's own sales personnel. With Emerson's permission third party sales representative organizations may sell competitive products in addition to Emerson's products. In most instances, either party may terminate a sales representative relationship on 30 days' prior notice by Emerson and 90 days prior notice by the sales representative organization in accordance with customary industry practice. Emerson utilizes approximately 20 sales representative organizations, including two through which approximately 23% and 19% of the net consumer electronics revenues were made in fiscal 2003. For fiscal 2002 these same two sales organizations accounted for approximately 29% and 11% of the net consumer electronics revenues. No other sales representative organization accounted for more than 10% of the consumer electronics net revenues in either year. The remainder of Emerson's sales are serviced by its sales personnel. Management does not believe that the loss of one or more sales representative organizations would have a material adverse affect on our business and results of operations.

         Foreign Marketing

         Approximately 2% of the consumer electronics segment net revenues in fiscal 2003 and 2002 were derived from customers based in foreign countries through license and distribution agreements primarily in South America, Canada, and Mexico.

         Licensing and Related Activities

         Emerson has several license agreements that allow licensees to use its trademarks for the manufacture and/or the sale of consumer electronics and other products and are referred to as outbound licenses. These license agreements allow the licensee to use our trademarks by a specific product category, a specific geographic area, a specific customer base or any other category defined in the license agreement. These license agreements primarily cover some or all the countries located in North America, South American, Mexico and parts of Europe, are subject to renewal at the initial expiration of the agreements and are governed by the laws of the United States. These license agreements have expiration dates ranging from November 2003 through December 2006. License revenues recognized and earned in fiscal 2003, 2002, and 2001 were approximately $10,388,000, $6,952,000, and $3,930,000, respectively. Emerson records licensing revenues as earned over the term of the related agreements.

         Effective January 1, 2001, Emerson entered into a license agreement ("Video License Agreement") with Funai Corporation, Inc. ("Funai"), which was amended to extend the Video License Agreement to December 31, 2004 and replaced a prior agreement with Daewoo Electronics Co. Ltd. ("Daewoo"). The Video License Agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the "[EMERSON LOGO]" trademark to customers in U.S. and Canadian markets. Under the terms of the agreement, Emerson will receive non-refundable minimum annual royalty payments of $4.3 million each calendar year and a license fee on sales of products subject to the Video License Agreement in excess of the minimum annual royalties. The minimums are credited against royalties earned for the sale of products. During fiscal 2003, 2002 and 2001, license revenues of $8,520,000, $5,624,000 and $1,075,000, respectively, were recorded under this agreement.

         Throughout various parts of the world, Emerson maintains distribution and outbound license agreements that encompass various Emerson branded products into defined geographic areas.

         Emerson intends to pursue additional licensing and distribution opportunities and believes that such activities have had and will continue to have a positive impact on operating results by generating income with minimal incremental costs, if any, and without the necessity of utilizing working capital. See Item 7 -"Forward Looking Information" and "Management's Discussion and Analysis of Results of Operations and Financial Condition."

         Effective March 2003, Emerson entered into a license agreement with Nickelodeon to license the Nickelodeon name, trademark and logo, along with several of Nickelodeon's trademarks and logos. The term of the agreement is April 2003 through December 2005 ("initial term"), and includes an option to extend the initial period by one year. This license provides Emerson with the right to use such marks in the United States, and requires certain minimum royalties.

         Design and Manufacturing

         Emerson's products are manufactured by several original equipment manufacturers in accordance with Emerson's specifications. During fiscal 2003 and 2002, 100% of Emerson's purchases consisted of imported finished goods from manufacturers primarily located in:

            o South Korea;

            o China;

            o Malaysia; and

            o Thailand.

         Emerson's design team is responsible for product development and works closely with Emerson's suppliers. Emerson's engineers determine the detailed cosmetic, electronic and other features for new products, which typically incorporate commercially available electronic parts to be assembled according to their design. Accordingly, the exterior designs and operating features of the products reflect Emerson's judgment of current styles and consumer preferences. Emerson's designs are tailored to meet the consumer preferences of the local market, particularly in the case of its international markets.

         The following summarizes Emerson's purchases from its major suppliers:

                                                       FISCAL YEAR
                                                ---------------------------
                   SUPPLIER                       2003               2002
           --------------------                 --------           --------
           Avatar Mfg                              21%                29%
           GMT Industries                          12%                 4%
           Daewoo                                  10%                16%
           Tonic Electronics                        8%                17%

         No other supplier accounted for more than 10% of Emerson's total purchases in fiscal 2003 or 2002. Emerson considers its relationships with its suppliers to be satisfactory and believes that, barring any unusual material or part shortages or economic, fiscal or monetary conditions Emerson could develop, as it already has, alternative suppliers. No assurance can be given that ample supply of product would be available at current prices if Emerson were required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts. See Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Forward - Looking Information," and
Item 7A - "Inflation and Foreign Currency."

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

         Trademarks

         Emerson owns the:

            o "(EMERSON LOGO)";

            o "Emerson Research(R)";

            o "Emerson Interactive sm";

            o "H.H. Scott(R)"; and

            o "Scott(R)"

marks for certain of its home entertainment and consumer electronic products in the United States, Canada, Mexico and various other countries. Of the trademarks owned by Emerson, those registered in the United States and Canada must be renewed at various times through 2011 and 2014, respectively. Emerson's trademarks are also registered in various other countries, which registrations must be renewed at various times. Emerson intends to renew all trademarks necessary for its business. Emerson considers the "(EMERSON LOGO)" and HH Scott(R) trademarks to be of material importance to its business and, to a lesser degree, the remaining trademarks. Emerson licenses the "(EMERSON LOGO)" and HH Scott(R) trademark to third parties, the scope of which is on a limited product and geographic basis and for a period of time. See "Consumer Electronics Segment - Licensing and Related Activities."

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

         Emerson primarily competes in the low to medium-priced sector of the consumer electronics market. Management estimates that Emerson has several dozen competitors that are manufacturers and/or distributors, many of which are much larger and have greater financial resources than Emerson. Emerson competes primarily on the basis of:

            o its  reliability;

            o quality;

            o price;

            o design;

            o consumer acceptance of our products; and

            o quality service and support to retailers and their customers.

         Emerson also competes at the retail level for shelf space and promotional displays, all of which have an impact on its established and proposed distribution channels.

         Seasonality

Emerson generally experiences stronger demand from its customers for its products in the fiscal quarters ending September and December. But during the last several years this revenue pattern has been less prevalent due to the need for retailers to plan earlier for the winter holiday selling season and our management's ability to obtain additional orders to meet additional product demand during the March and June fiscal quarters.

         Working Capital

         This segment is impacted by its seasonality in that it generally records the majority of annual sales in the quarters ending September and December, requiring it to maintain higher inventory levels during the quarters ending June and September, therefore increasing the working capital needs during these periods. Management believes that the outward license agreements, continued sales margin improvements and the policies in place for returned products should continue to favorably impact our cash flow. Management believes that anticipated cash flow from operations and the financing presently in place will provide sufficient liquidity to meet its operating and debt service cash requirements in the year ahead. Management believes the Company's working capital practices are similar to those of its industry.

SPORTING GOODS SEGMENT

         General

         Management believes SSG to be a leading direct mail marketer of sports related equipment and leisure products for sale primarily to the institutional market in the United States.

         Products

         Management believes SSG manufactures and distributes one of the broadest lines of sporting goods, physical educational, recreational and leisure products to the institutional market. SSG offers over 10,000 products, of which SSG manufactures approximately 1,000 of these products and obtains the remainder from external manufacturers. The SSG product lines include: archery; baseball; softball; basketball; camping; football; tennis and other racquet sports; gymnastics; indoor recreation; game tables and physical education; soccer; field and floor hockey; lacrosse; track and field; volleyball; weight lifting; fitness equipment; outdoor playground equipment; and early childhood development products.

         Management believes brand recognition is important to the institutional market. Most of SSG's products are marketed under trade names or trademarks owned or licensed by SSG and include the following:

         Alumagoal(R)                  AMF(R)                        ATEC(R)
         Blastball(R)                  BSN(R)                        Champion Barbell
         Curvemaster(R)                Fibersport                    Flag  A  Tag(R)
         Gamecraft                     GSC Sports                    MacGregor(R)
         Huffy(R)                      Maxpro(R)                     Passon's Sports
         New England Camp & Supply     NorthAmerican Recreation(R)   Pro Base(R)
         Pillo Polo(R)                 Port-A-Pit(R)                 Rol-Dri(R)and Tidi-Court
         Pro Down(R)                   Pro Net                       Voit(R)
         Toppleball(R)                 U.S. Games, Inc(R)

         Growth Strategy

                  SSG believes it is well positioned to grow the business due to:

                  its ability to process and fulfill a high capacity of orders;

                  its well-developed expertise in catalog design and merchandising; and

                  its information technology system and its Internet platform.

         One of the most important contributions of SSG's information technology platform is that the order processing and fulfillment capabilities are integrated throughout the operations of SSG, including all of SSG's websites. Each website is strategically targeted to a specific customer group or product line. The continued migration of SSG's customers to its websites is important to SSG's growth and success.

         Sales and Distribution

         SSG's websites enable its customers to place orders, access account information, track orders, and perform routine customer service inquiries on a real-time basis, twenty-four hours a day, seven days a week. This functionality allows for more convenience and added flexibility for its customers.

         SSG's sourcing, warehousing, distribution and fulfillment capabilities and its fully integrated information system, provide the necessary capacities, logistics, information and technological capabilities to meet the demands and growth potential of commerce via the Internet.

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

         Licensing and Related Activities

SSG has inward licenses for many well-known names and trademarks that allow it to manufacture, sell, and distribute specified sport related products and equipment to institutional customers using the licensed names for specified royalty fees paid to licensors. See Item 1 "Business-Sporting Goods Segment -Trademarks."

         Design and Manufacturing

         SSG manufactures, assembles and distributes many of its products at its facilities. See Item 2 -- "Properties."

         Most of SSG's manufactured products are standardized. Certain products manufactured by SSG are custom made; such as tumbling mats ordered in color or size specifications. The principal raw materials used by SSG in manufacturing are, for the most part, readily available from several different sources. No one supplier accounts for more than 10% of the total raw materials supplied to SSG. Such raw materials include: foam; vinyl; nylon thread; steel and aluminum tubing.

         Items not manufactured by SSG are purchased from various suppliers primarily located in the United States, Taiwan, Australia, the Philippines, Thailand, China, Pakistan, Sweden and Canada. SSG has no significant purchase contracts with any major supplier of finished products, and most products purchased from suppliers are available from other sources. Purchases of most finished products are made in U.S. dollars and are, therefore, not subject to direct foreign exchange rate differences.

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

         Backlog

         We believe that backlog is not a significant factor in our sporting goods segment. However, the ability of management to correctly anticipate and provide for inventory requirements is essential to the successful operation of SSG's business.

         Trademarks

         SSG licenses many well known trade names and trademarks, such as:

            o Voit(R);

            o Huffy(R);

            o MacGregor(R);

            o Maxpro(R); and

            o AMF(R).

         These licenses allow SSG to manufacture, sell, and distribute specified sport related products and equipment to institutional customers using these names for specified royalty fees. These license agreements have expiration dates ranging from September 30, 2003 through 2040, in some cases with renewable terms.

         Competition

         SSG competes in the institutional sporting goods market principally with:

            o local sporting goods dealers;

            o retail sporting goods stores;

            o other direct mail catalog marketers; and

            o providers of sporting goods on the Internet.

         SSG has identified approximately 15 other direct mail and internet companies in the institutional market most of whom we believe are competitors that are substantially smaller than SSG in terms of geographic coverage, products, e-commerce capability, customer base and revenues.

         SSG competes in the institutional market principally on the basis of brand, price, product availability and customer service. SSG believes it has an advantage in the institutional market over traditional sporting goods retailers and team dealers because its selling prices do not include comparable price markups attributable to traditional multi-distribution channel markups. In addition, SSG's expansive product lines and the ability to control the availability of goods which SSG sources enables it to respond more rapidly to customer demand.

         Seasonality

         The seasonality of Emerson is counterbalanced by SSG which has historically experienced strong revenues during the March quarter primarily due to volume generated by spring and summer sports, favorable outdoor weather conditions and school needs before summer closings, and weak revenues during the December quarter.

         Working Capital

         The sporting goods segment is impacted by seasonality with its March quarter highest sales period, and the quarter ending December being its lowest sales period. This seasonality requires the sporting goods segment to maintain higher amounts of inventory during the quarters ending March and June, therefore increasing the working capital needs during these periods.

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

         Many of our products are subject to Federal regulations, among other laws, which empowers the Consumer Product Safety Commission (the "CPSC") to protect consumers from hazardous sporting goods and other articles. The CPSC has the authority to exclude from the market certain articles that are found to be hazardous and can require a manufacturer to refund the purchase price of products that present a substantial product hazard. CPSC determinations are subject to court review. Similar laws exist in some states and cities in the United States.

PRODUCT LIABILITY AND INSURANCE

         Because of the nature of the products sold by us, particularly those products sold by SSG, we are periodically subject to product liability claims resulting from personal injuries. We may become involved in various lawsuits incidental to our business. Additionally, significantly increased product liability claims continue to be asserted successfully against manufacturers and distributors of sports equipment throughout the United States resulting in general uncertainty as to the nature and extent of manufacturers' and distributors' liability for personal injuries. See Item 3 - "Legal Proceedings".

         In recent years, product liability insurance has become much more expensive, more restrictive and more difficult to obtain. Accordingly, there can be no assurance that our general product liability insurance will be sufficient to cover any successful product liability claims made. In our opinion, any ultimate liability arising out of currently pending product liability claims will not have a material adverse effect on the financial condition or results of operations. However, any claims substantially in excess of the insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on our financial condition and results of operations.

EMPLOYEES

         As of May 28, 2003, we had approximately 485 employees, of which 145 were employed by Emerson, and 340 were employed by SSG. None of our employees are represented by unions, and we believe our labor relations are good.

RISK FACTORS

         You should carefully consider these risk factors in addition to our financial statements, including the notes to such financial statements. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be adversely affected. In that case, the trading price of our common stock could decline.

BUSINESS RELATED RISKS

The loss of any of our key customers, including Wal-Mart, Target and K-Mart, could negatively affect our revenues and could decrease our earnings.

         We are highly dependent upon sales of our consumer electronic products to certain of our customers, including Wal-Mart, Target and K-Mart. During our fiscal years ended March 31, 2003 and 2002, Wal-Mart stores accounted for approximately 23% and 21%, respectively, Target stores accounted for approximately 17% and 19%, respectively, and K-Mart accounted for approximately 11% and 6%, respectively. Although no other customer in either of our operating segments accounted for greater than 10% of our consolidated net revenues during these periods, other customers may account for more than 10% of our consolidated net revenues in future periods. All purchases of our products by customers in both of our operating segments are made through purchase orders and we do not have any long-term contracts with any of our customers. The loss of customers such as Wal-Mart, Target or K-Mart or any of our other customers to which we sell a significant amount of our products or any significant portion of orders from Wal-Mart, Target or K-Mart or such other customers or any material adverse change in the financial condition of such customers could negatively affect our revenues and decrease our earnings.

The failure to maintain our relationships with our licensees and distributors or the failure to obtain new licensees or distribution relationships could negatively affect our revenues and decrease our earnings.

         We maintain license agreements that allow licensees to use our Emerson(R) and H.H. Scott(R) trademarks for the manufacture and sale of consumer electronics and other products. In addition, we maintain distribution agreements for the distribution of our consumer electronics products into defined geographic areas. Although we have entered into agreements with certain of our licensees and distributors of consumer electronics products, most of which have a term of three years or less and expire between November 2003 and December 2006, we cannot assure that such agreements will be renewed when the terms of such agreements expire or that our relationships with our licensees or distributors will be maintained on satisfactory terms or at all. The failure to maintain our relationships with our licensees and distributors, the failure to obtain new licensees or distribution relationships or the failure by our licensees to protect the integrity and reputation of our Emerson(R) and H.H. Scott(R) trademarks could negatively affect our licensing revenues and decrease our earnings.

         Our sporting goods business licenses many well-known names and trademarks, including Voit(R) and MacGregor(R). These licenses allow us to manufacture, promote, sell and distribute specified products and equipment. The licensing agreements with Voit(R) and MacGregor(R) expire in 2004 and 2040, respectively. Each of these agreements provides for renewal terms, however, we cannot assure that such agreements will be renewed when the terms of such agreements expire or that our relationship with these licensors will be maintained on satisfactory terms or at all. The non-renewal or termination of one or more of our material licenses in our sporting goods business could materially reduce our ability to sell products bearing such names and trademarks and decrease our earnings.

Our revenues and earnings could be negatively affected if we cannot anticipate market trends or enhance existing products or achieve market acceptance of new products.

         Our success is dependent on our ability to successfully anticipate and respond to changing consumer demands and trends in a timely manner. In addition, to increase our penetration of current markets and gain footholds in new markets for our products, we must maintain existing products and integrate them with new products. We may not be successful in developing, marketing and releasing new products that respond to technological developments or changing customer needs and preferences. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these new products. In addition, these new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements to our products are delayed, or if these products or enhancements fail to achieve market acceptance when released, our sales volume may decline and earnings could be negatively affected. In addition, new products or enhancements by our competitors may cause customers to defer or forgo purchases of our products, which could also negatively affect our revenues and earnings.

We depend on a limited number of suppliers for our components and raw materials and any interruption in the availability of these components and raw materials used in our products could reduce our revenues and adversely affect our relationship with our customers.

         We rely on a limited number of suppliers, most of which are located outside of the United States, for the components and raw materials used in our consumer electronics and sporting good products. Although there are many suppliers for each of our component parts and raw materials, we are dependent on a limited number of suppliers for many of the significant components and raw materials. This reliance involves a number of significant risks, including:

         o unavailability of materials and interruptions in delivery of components and raw materials from our suppliers;

         o manufacturing delays caused by such unavailability or interruptions in delivery;

         o fluctuations in the quality and the price of components and raw materials; and

         o risks related to foreign operations.

We do not have any long-term or exclusive purchase commitments with any of our suppliers. Avatar Mfg., Tonic Electronics and Daewoo are our largest suppliers of components for our consumer electronics products, each of which accounted for more than 10% of our purchases of components for our consumer electronics products for each of our last two fiscal years. In addition, during our latest fiscal year, GMT Industries also accounted for more than 10% of our purchases of components for our consumer electronics products. Our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could also negatively affect our ability to obtain our components and raw materials used in our products in a timely manner. If we are unable to obtain ample supply of product from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers' orders which could reduce our revenues and adversely affect our relationship with our customers.

The operating results of our sporting good segment could be affected by budgetary restrictions of schools and government agencies.

         A substantial portion of our sporting goods product revenues are generated through sales to the institutional market, including:

         o public and private schools;

         o colleges and universities;

         o military academies;

         o municipal and governmental agencies;

         o military facilities;

         o youth sports leagues; and

         o certain retail sporting goods chains.

As a result, our sporting goods business is substantially dependent on the budgetary allowances of schools as well as local, state and federal government agencies. Restrictions or reductions to the budgeted spending of these entities could reduce the amount of goods purchased from us and could materially adversely affect our revenues and earnings.

If our original equipment manufacturers are unable to deliver our products in the required amounts and in a timely fashion, we could experience delays or reductions in shipments to our customers which could reduce our revenues and adversely affect our relationship with our customers.

         All of our consumer electronic products and approximately 20.0% of our sporting good products are manufactured in accordance with our specifications by original equipment manufacturers located in:

         o South Korea;

         o China;

         o Malaysia; and

         o Thailand.

If we are unable to obtain our products from the original equipment manufacturers located in these countries in the required quantities and quality and in a timely fashion, we could experience delays or reductions in product shipments to our customers which could negatively affect our ability to meet the requirements of our customers, as well as our relationships with our customers.

Unanticipated disruptions in our operations or slowdowns by our suppliers, manufacturers and shipping companies could adversely affect our ability to deliver our products and service our customers which could reduce our revenues and adversely affect our relationship with our customers..

         Our ability to provide high quality customer service, process and fulfill orders and manage inventory depends on:

         o the efficient and uninterrupted operation of our call center, distribution center and manufacturing facilities related to our sporting goods segment; and

         o the timely performance of third party manufacturers and suppliers, catalog printers and shipping companies.

Any material disruption or slowdown in the operation of our call center, distribution center, manufacturing facilities or management information systems, or comparable disruptions or slowdowns suffered by our principal manufacturers, suppliers and shippers could cause delays in our ability to receive, process and fulfill customer orders and may cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused. Our sporting goods segment ships approximately 70% of its products using United Parcel Service. A strike by UPS or any of our other major carriers could materially adversely affect our results of operations as a result of our failure to deliver our products in a timely manner and using other more expensive freight carriers.

         In addition to the foregoing, the International Longshore and Warehouse Union, which is the union of dock workers that receives our cargo of import containers on the West Coast, and the Pacific Maritime Association, a group of global ship owners and terminal operators, renew their contracts periodically. A strike by the ILWU, or lockout by the PMA, would significantly slow the receipt of our import products and could cause delays in our ability to process and fulfill customer orders. In addition, these delays may cause orders to be canceled or delivered late and may result in orders being returned or receipt of goods being refused. Any strike or lockout could also cause an increase in backlog and freight charges such as port congestion surcharges, extended peak season surcharges and charges as a result of force majeure clauses, all of which could materially adversely affect our ability to deliver our products to our customers in a timely manner and cause our operating expenses to materially increase.

The operations of our sporting goods segment are subject to high fixed costs which could adversely affect our earnings.

         The operations and maintenance of our call center, distribution center, manufacturing facilities and management information systems related to our sporting goods segment involve substantial fixed costs. Paper and postage are significant components of our sporting goods segment operating costs. Catalog mailings entail substantial paper, postage, and costs associated with catalog development, each of which is subject to price fluctuations. If net revenues are substantially below expectations, these fixed costs may not be proportionately reduced and could materially adversely affect the earnings of our sporting goods segment and, in turn, our consolidated earnings.

Our revenues and earnings could be adversely affected by foreign regulations and changes in the political, public health and economic conditions in the foreign countries in which we operate our business.

         We derive a significant portion of our revenues from sales of products manufactured by third parties located primarily in China, South Korea, Malaysia and Thailand. In addition, third parties located in these and other countries located in the same region produce and supply many of the components and raw materials used in our products. Conducting an international business inherently involves a number of difficulties and risks that could adversely affect our ability to generate revenues and could subject us to increased costs. The main factors that may adversely affect our revenues and increase our costs are:

         o currency fluctuations which could cause an increase in the price of the components and raw materials used in our products and a decrease in our profits;

         o more stringent export restrictions in the countries in which we operate which could adversely affect our ability to deliver our products to our customers;

         o tariffs and other trade barriers which could make it more expensive for us to obtain and deliver our products to our customers;

         o political instability and economic downturns in these countries which could adversely affect our ability to obtain our products from our manufacturers or deliver our products to our customers in a timely fashion; and

         o seasonal reductions in business activity in these countries during the summer months which could adversely affect our sales.

In addition, the recent outbreak of severe acute respiratory syndrome, or SARS, which has had particular impact in China, Hong Kong and Singapore, could have a negative effect on our operations. Our operations, including our ability to obtain our products in a timely fashion, may be impacted by a number of SARS related factors, including disrupting the operation of our suppliers, manufacturers and shipping companies, each of which could adversely affect our earnings.

         We have experienced, and may in the future experience, many of these risks and cannot predict the impact of any particular risk on our operations. However, any of these factors may materially adversely affect our revenues and/or increase our operating expenses.

The seasonality of our business, as well as changes in consumer spending and economic conditions, may cause our quarterly operating results to fluctuate and cause our stock price to decline.

         Our net revenue and operating results may vary significantly from quarter to quarter. The main factors that may cause these fluctuations are:

         o seasonal variations in operating results;

         o variations in the sales of our products to our significant customers;

         o increases in returned consumer electronics products in the March quarter which follows our peak September and December selling quarters;

         o variations in manufacturing and supplier relationships;

         o if we are unable to correctly anticipate and provide for inventory requirements from quarter to quarter, we may not have sufficient inventory to deliver our products to our customers in a timely fashion or we may have excess inventory that we are unable to sell;

         o the discretionary nature of our customers' demands and spending patterns;

         o changes in market and economic conditions; and

         o competition.

In addition, our quarterly operating results could be materially adversely affected by political instability, war, acts of terrorism or other disasters.

         Sales of our consumer electronics products are somewhat seasonal due to consumer spending patterns which tend to result in significantly stronger sales in our September and December fiscal quarters, especially as a result of the holiday season. Our sporting goods segment is also somewhat seasonal due to stronger demand for its products during the March fiscal quarter due to volume generated by spring and summer sports, favorable outdoor weather conditions and school needs before summer closings and weaker revenues during the December fiscal quarter. These patterns will probably not change significantly in the future. Although we believe that the seasonality of our business is based primarily on the timing of consumer demand for our products, fluctuations in operating results can also result from other factors affecting us and our competitors, including new product developments or introductions, availability of products for resale, competitive pricing pressures, changes in product mix and pricing and product reviews and other media coverage. Due to the seasonality of our business, our results for interim periods are not necessarily indicative of our results for the year.

         Our sales and earnings can also be affected by changes in the general economy since purchases of consumer electronics and sporting goods are generally discretionary for consumers and subject to budgetary constraints by schools and government agencies. Our success is influenced by a number of economic factors affecting disposable consumer income, such as employment levels, business conditions, budgetary restrictions of schools and government agencies, interest rates and taxation rates. Adverse changes in these economic factors, among others, may restrict consumer spending or increase budgetary restrictions at schools and government agencies, thereby negatively affecting our sales and profitability.

         As a result of these and other factors, revenues for any quarter are subject to significant variation which may adversely affect the market price for our common stock.

If our third party sales representatives fail to adequately promote, market and sell our consumer electronic products, our revenues could significantly decrease.

         A portion of our consumer electronic products sales are made through third party sales representative organizations whose members are not our employees. Our level of sales depends on the effectiveness of these organizations, as well as the effectiveness of our own employees. Some of these third party representatives may sell, with our permission, competitive products manufactured by other third parties as well as our products. During our fiscal years ended March 31, 2003 and 2002 , these organizations were responsible for approximately 59% and 56%, respectively, of our net consumer electronics revenues during such periods. In addition, two of these representative organizations were responsible for a significant portion of these revenues. If any of our third party sales representative organizations engaged by us, especially our two largest, fails adequately to promote, market and sell our consumer electronics products, our revenues could be significantly decreased until a replacement organization or distributor could be retained by us. Finding replacement organizations and distributors could be a time consuming process during which our revenues could be negatively impacted.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

         Our consolidated indebtedness aggregated approximately $29.7 million as of March 31, 2003. As a result, we are subject to the risks associated with significant indebtedness, including:

         o we must dedicate a portion of our cash flows from operations to pay debt service costs and, as a result, we have less funds available for operations and other purposes;

         o it may be more difficult and expensive to obtain additional funds through financings, if available at all;

         o we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

         o if we default under any of our existing credit facilities or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

We have pledged substantially all of our assets to secure our borrowings and are subject to covenants that may restrict our ability to operate our business.

         A large portion of our indebtedness is secured by substantially all of our assets. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditor to satisfy our obligations to the secured creditor. In addition, our credit facilities impose certain restrictive covenants, including financial, ownership, operational and net worth covenants. Failure to satisfy any of these covenants could result in all or any of the following:

         o acceleration of the payment of our outstanding indebtedness;

         o our inability to borrow additional amounts under our existing financing arrangements; and

         o our inability to secure financing on favorable terms or at all from alternative sources.

Any of these consequences could significantly reduce the amount of cash and financing available to us which in turn would adversely affect our ability to operate our business, including acquiring our products from our manufacturers and distributing our products to our customers.

The ownership of our common stock by Geoffrey P. Jurick, our Chairman, Chief Executive Officer and President, substantially reduces the influence of our other stockholders.

         Geoffrey Jurick, our Chairman, Chief Executive Officer and President owns approximately 36.0% of our outstanding common stock. Upon completion of the previously announced public offering of shares of common stock owned by Mr. Jurick, he would own approximately 20.7% of our outstanding common stock. As a result, Geoffrey Jurick has the ability to influence significantly the actions that require stockholder approval, including:

         o the election of our directors; and

         o the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

As a result, our other stockholders may have little or no influence over matters submitted for stockholder approval. In addition, the selling stockholder's influence could preclude any unsolicited acquisition of us and consequently materially adversely affect the price of our common stock.

We are subject to intense competition in the industries in which we operate which could cause material reductions in the selling price of our products or losses of our market share.

         The consumer electronics industry and the institutional market for sporting goods and leisure products are highly competitive, especially with respect to pricing and the introduction of new products and features. Our consumer electronics segment competes in the low to medium-priced sector of the consumer electronics market and competes primarily on the basis of:

         o reliability;

         o quality;

         o price;

         o design;

         o consumer acceptance of the Emerson(R) trademark; and

         o quality service and support to retailers and our customers.

Our sporting goods segment competes in the institutional sporting goods market principally with local sporting goods dealers, retail sporting goods stores, other direct mail catalog marketers and providers of sporting goods on the Internet. Our sporting goods segment competes principally on the basis of:

         o brand;

         o price;

         o product availability; and

         o customer service.

In recent years we and many of our competitors have regularly lowered prices, and we expect these pricing pressures to continue. If these pricing pressures are not mitigated by increases in volume, cost reductions or changes in product mix, our revenues and profits could be substantially reduced. As compared to us, many of our competitors have:

         o significantly longer operating histories;

         o significantly greater managerial, financial, marketing, technical and other competitive resources; and

         o greater name recognition.

As a result, our competitors may be able to:

         o adapt more quickly to new or emerging technologies and changes in customer requirements;

         o devote greater resources to the promotion and sale of their products and services; and

         o respond more effectively to pricing pressures.

These factors could materially adversely affect our operations and financial condition. In addition, competition could increase if:

         o new companies enter the market;

         o existing competitors expand their product mix; or

         o we expand into new markets.

An increase in competition could result in material price reductions or loss of our market share.

Our business could be adversely affected if we cannot protect our intellectual property rights or if we infringe on the intellectual property rights of others.

         Our ability to compete effectively will depend on our ability to maintain and protect our proprietary rights. We own the Emerson(R) trademark, which is materially important to our business, as well as our other trademarks and proprietary rights that are used for certain of our home entertainment and consumer electronics products. In addition, we license names and trademarks in connection with our sporting goods business. Our trademarks are registered throughout the world, including the United States, Canada, Mexico, France, Spain, Germany and the United Kingdom. However, third parties may seek to challenge, invalidate, circumvent or render unenforceable any proprietary rights owned by or licensed to us. In addition, in the event third party licensees fail to protect the integrity of our trademarks, the value of these marks could be adversely affected.

         The laws of some foreign countries in which we operate may not protect our proprietary rights to the same extent as do laws in the United States. The protections afforded by the laws of such countries may not be adequate to protect our intellectual property rights. Our inability to protect our proprietary rights could materially adversely affect the license of our tradenames and trademarks to third parties as well as our ability to sell our products. Litigation may be necessary to:

         o enforce our intellectual property rights;

         o protect our trade secrets; and

         o determine the scope and validity of such intellectual property rights.

Any such litigation, whether or not successful, could result in substantial costs and diversion of resources and management's attention to the operation of our business.

         We may receive notice of claims of infringement of other parties' proprietary rights. Such actions could result in litigation and we could incur significant costs and diversion of resources in defending such claims. The party making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief. Such relief could effectively block our ability to make, use, sell, distribute or market our products and services in such jurisdiction. We may also be required to seek licenses to such intellectual property. We cannot predict, however, whether such licenses would be available or, if available, that such licenses could be obtained on terms that are commercially reasonable and acceptable to us. The failure to obtain the necessary licenses or other rights could delay or preclude the sale, manufacture or distribution of our products and could result in increased costs to us.

We could be exposed to product liability claims for which our product liability insurance may be inadequate.

         A failure of any of the products marketed by us, particularly those products sold by our sporting goods segment, may subject us to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of our products. Although we currently maintain product liability insurance in amounts which we consider adequate, we cannot assure that:

         o our insurance will provide adequate coverage against potential liabilities;

         o adequate product liability insurance will continue to be available in the future; or

         o our insurance can be maintained on acceptable terms.

To the extent product liability losses are beyond the limits or scope of our insurance coverage, our expenses could materially increase.

We may seek to make acquisitions that prove unsuccessful or strain or divert our resources.

        We may seek to grow our business through acquisitions of related businesses. Such acquisitions present risks that could materially adversely affect our earnings, including:

         o the diversion of our management's attention from our everyday business activities;

         o the assimilation of the operations and personnel of the acquired business;

         o the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business; and

         o the need to expand management, administration and operational systems.

If we make such acquisitions we cannot predict whether:

         o we will be able to successfully integrate the operations of any new businesses into our business;

         o we will realize any anticipated benefits of completed acquisitions;
           or

         o there will be substantial unanticipated costs associated with acquisitions.

In addition, future acquisitions by us may result in:

         o potentially dilutive issuances of our equity securities;

         o the incurrence of additional debt; and

         o the recognition of significant charges for depreciation and amortization related to goodwill and other intangible assets.

We continuously evaluate potential acquisitions of related businesses. However, we have not reached any agreement or arrangement with respect to any particular acquisition and we may not be able to complete any acquisitions on favorable terms or at all.

The inability to use our tax net operating losses could result in a charge to earnings and could require us to pay higher taxes.

         Both Emerson and SSG have substantial tax net operating losses available to reduce taxable income for federal and state income tax purposes. A portion of the benefit associated with the tax net operating losses has been recognized as a deferred tax asset in our financial statements and could be used to reduce our tax liability in future profitable periods. We believe these net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured at either Emerson or SSG, we believe it is more likely than not that all of the remaining net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced. In addition, transactions consummated by us or Geoffrey Jurick, including the offering of the shares by Mr. Jurick in connection with the offering, that together with other transactions consummated by Emerson, SSG or the selling stockholder or that involve the common stock of Emerson or SSG that are deemed collectively to result in a change of control of Emerson or SSG, respectively, under the tax code could limit the use of our tax net operating losses. In the event that either Emerson or SSG is unable to utilize its tax net operating losses in a reasonable time frame, it would be required to adjust its deferred tax asset on its financial statements which would result in a charge to earnings. Additionally, should the utilization of tax net operating losses be limited, we would be required to pay a greater amount of taxes in future periods.

MARKET RELATED RISKS

The market price of our common stock has experienced significant price and volume fluctuations from time to time.

         The market price for our common stock and for securities of similar companies have from time to time experienced significant price and volume fluctuations that are unrelated to operating performance. Factors which may affect our market price include:

    o market conditions in the industries in which we operate;

    o competition;

    o sales or the possibility of sales of our common stock;

    o our results of operations and financial condition; and

    o general economic conditions.

Furthermore, the stock market has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. These market fluctuations may also adversely affect the market price of our common stock.

Our organizational documents and Delaware law may make it harder for us to be acquired without the consent and cooperation of our board of directors and management.

Several provisions of our organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of our common stock. Under the terms of our certificate of incorporation, our board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The ability to issue shares of preferred stock could tend to discourage takeover or acquisition proposals not supported by our current board of directors.

Future sales of our common stock may affect our stock price.

         The placement or sale of a substantial number of shares of our common stock could cause a decrease in the market price of our common stock. We had approximately 27.4 million shares of common stock issued and outstanding as of May 31, 2003. As of May 31, 2003, approximately 17.5 million shares were freely tradeable without restriction and the remainder will be saleable with restriction under Rule 144. We have filed a registration statement for the public offering of approximately 4.2 million shares of common stock and upon closing of the offering, approximately 21.7 million shares would be freely tradeable without restriction. In addition, options and warrants to purchase approximately 1.3 million shares of our common stock were outstanding as of May 31, 2003. As of May 31, 2003, 1.1 million of those stock options and warrants were vested and substantially all of the remaining options and warrants will vest over the next year. We may also issue additional shares in connection with our business and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of such shares were sold in the public market, the market value of our common stock could be adversely affected.

FORWARD-LOOKING INFORMATION

            This report contains various forward-looking statements made under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and information that is based on management's beliefs as well as assumptions made by and information currently available to management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. When used in this report, the words "anticipate", "believe", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under "Risk Factors" set forth above and "Critical Accounting Policies" set forth in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         Due to these uncertainties and risks, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. For additional risk factors as they relate to the sporting goods segment, see SSG's Form 10-K for the fiscal year ended March 28, 2003 Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors that May Affect the Company's Business or Future Operating Results".

ITEM 2.  PROPERTIES

         The following table sets forth the material properties owned or leased by us:

                                                    APPROXIMATE
                                                      SQUARE                                         LEASE EXPIRES
               FACILITY PURPOSE                       FOOTAGE               LOCATION                  OR IS OWNED
               ----------------                     -----------             --------                 -------------
Consumer electronics segment:

Corporate headquarters                                   22,000         Parsippany, NJ              October 2008
Hong Kong office                                         10,000         Hong Kong, China            July 2005

Sporting goods segment:

Manufacturing and corporate headquarters                135,000         Farmers Branch, TX          December 2004
Warehouse and fulfillment processing                    181,000         Farmers Branch, TX          December 2004
Warehouse                                                31,000         Farmers Branch, TX          December 2003
Manufacturing                                            62,500         Sparks, NV                  December 2006
Manufacturing                                            35,000         Anniston, AL                Owned
Manufacturing                                            45,000         Anniston, AL                Owned

Emerson also utilizes public warehouse space. Such public warehouse commitments are evidenced by contracts with terms typically of one year. Public warehouse expenses for Emerson varies based on a percentage of sold products shipped from the location. In addition, Emerson leases from SSG on a month to month basis approximately 75,000 sq. ft of warehousing space.

We believe that the properties used for our operations are in satisfactory condition and adequate for our present and anticipated future operations. In addition to the facilities listed above, SSG leases space in various locations, primarily for use as sales offices, which lease terms range from month to month to three years and are not material to us.

ITEM 3.  LEGAL PROCEEDINGS

         We are a party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results or operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter.

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

                                FISCAL 2003     FISCAL 2002
                               --------------  --------------
                                HIGH    LOW     HIGH    LOW
                               ------  ------  ------  ------
             First Quarter     $ 1.95  $ 1.05  $ 1.69  $ 1.16
             Second Quarter      4.39    1.45    2.00    1.00
             Third Quarter       5.89    2.22    1.59    1.13
             Fourth Quarter      7.94    4.87    1.74    1.15

         There is no established trading market for our Series A convertible preferred stock, whose conversion feature expired as of March 31, 2002.

         (b) Holders

         At May 8, 2003, there were approximately 385 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our common stock is held of record in broker "street names."

         (c) Dividends

         Our policy has been to retain all available earnings, if any, for the development and growth of our business. We have not paid and do not intend to pay cash dividends on our common stock. .

         (d) Unregistered Securities

         On August 1, 2002, Emerson granted 200,000 warrants with an exercise price of $2.20 which fully vest after one year from date of grant in conjunction with a consulting agreement. During February 2003, 100,000 warrants were exercised, and accordingly the Company issued 100,000 shares of restricted stock under the terms of the agreement. The above transaction was a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act of 1933, as amended ("the Act"), pursuant to
Section 4(2)
thereof. The sale of the securities was without the use of an underwriter, and the shares of common stock bear a restrictive legend permitting transfer thereof only upon registration or an exemption under the Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth our selected consolidated financial data for the five years ended March 31, 2003. For the years ended April 2, 1999 through March 31, 2000, we changed our financial reporting year to a 52/53 week year ending on the Friday closest to March 31. Beginning in fiscal 2001, we changed our financial reporting year to end on March 31. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, and Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                                                   MARCH 31,      MARCH 31,        MARCH 31,     MARCH 31,      APRIL 2,
                                                     2003           2002            2001(1)        2000           1999
                                                   ---------      ---------        ---------     ---------     ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS:

  Net Revenues (2)                                 $ 347,784      $ 316,048        $ 373,004     $ 200,742     $ 159,096

  Operating Income                                 $  19,537      $  10,314        $  13,493     $   5,334     $   3,278

  Income before cumulative effect of change in
     accounting principle                          $  27,046      $  19,407        $  12,653     $   3,620     $     289

  Cumulative effect of change in account
     Principle

                                                      (5,546)            --               --            --            --

  Net Income                                       $  21,500      $  19,407        $  12,653     $   3,620     $     289

BALANCE SHEET DATA AT PERIOD END:
  Total Assets                                     $ 134,562      $ 135,839        $ 119,006     $  63,511     $  60,872
  Current Liabilities                                 48,668         54,723           45,330        30,057        29,828
  Long-Term Debt                                      18,079         29,046           38,257        20,891        20,847
  Shareholders' Equity                                51,237         34,740           15,131        12,563        10,197
  Working Capital                                     49,101         49,290           39,497         9,854         6,859
  Current Ratio                                     2.0 to 1       1.9 to 1         1.9 to 1      1.3 to 1      1.2 to 1

PER COMMON SHARE: (3)
  Net Income (Loss) Per Common Share -
  Basic                                            $     .78      $     .62        $     .36     $     .07     $    (.01)

  Net Income (Loss) Per Common Share -
  Diluted                                          $     .75      $     .52        $     .33     $     .07     $    (.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                             27,716         31,298           35,066        47,632        49,398
    Diluted                                           28,640         40,485           38,569        53,508        49,398

COMMON SHAREHOLDERS' EQUITY PER
    COMMON SHARE (4)                               $    1.72      $     .99        $     .33     $     .19     $     .13


(1) Prior to March 23, 2001, the investment in SSG was accounted for under the equity method of accounting. On March 23, 2001, a majority interest in SSG was reached and required this interest be accounted for as a partial purchase to the extent of the change in control. The assets and liabilities of SSG have been revalued to fair value to the extent of Emerson's interest in SSG. SSG's results of operations and the minority interest related to those results have been included in our results of operations as though it had been acquired at April 1, 2000.

(2) Net revenues have been reclassified for fiscal 1999 through 2002 due to the adoption of EITF 01-09, "Accounting For Consideration Given by a Vendor to a Customer" in fiscal 2003.

(3) For fiscal 2002, 2001 and 2000, dilutive securities include 3,531,000, 3,066,000 and 5,876,000 shares, respectively, assuming conversion of Series A preferred stock at a price equal to 80% of the weighted average market value of a share of common stock, determined as of March 31, 2002, 2001, and 2000. For fiscal 2003, 2002 and 2001, dilutive securities also include 924,000, 452,000 and 437,000 shares assuming conversion of 1,195,000,
     1,645,000 and 1,658,000 options, respectively, and 100,000 warrants for fiscal 2003. For fiscal 2002 dilutive securities also included 5,204,000 shares assuming the conversion of convertible debentures. Per common share data is based on the net income and deduction of the amount of dividends required to be paid to the holders of the preferred stock (resulting in a loss attributable to common stockholders for fiscal 1999) and the weighted average of common stock outstanding during each fiscal year. Loss per share does not include potentially dilutive securities assumed outstanding since the effects of such conversion would be anti-dilutive.

(4) Calculated based on common shareholders' equity divided by the basic weighted average shares of common stock outstanding. Common shareholders' equity for fiscal years 2003 through 1999, is equal to total shareholders' equity less the Series A preferred stock equity of $3,677,000, $3,677,000, $3,677,000, $3,677,000, and $3,714,000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         During fiscal 2001, Emerson increased its ownership in SSG to 50.1%. Accordingly, Emerson's and SSG's results of operations are consolidated for fiscal 2003, 2002 and 2001. See Item 8 - "Financial Statements and Supplementary Data - Note 1 and Note 3 of Notes to the Consolidated Financial Statements."

         Management's Discussion and Analysis of Results of Operation is presented in three parts: consolidated operations, the consumer electronics segment and the sporting goods segment.

         In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

CONSOLIDATED OPERATIONS:

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the fiscal years ended March 31. A detailed discussion of the material changes in our operating results is set forth under our discussion of our two operating segments: consumer electronics and sporting goods.

                                           2003             2002             2001
                                        ----------       ----------       ----------
Net revenues  (in thousands)            $  347,784       $  316,048       $  373,004
                                        ==========       ==========       ==========
                                             100.0%           100.0%           100.0%

Cost of sales                                 79.1%            80.3%            81.7%
Other operating costs and expenses             1.3%             1.6%             1.2%
Selling, general and administrative
   Expenses                                   14.0%            14.8%            13.5%
                                        ----------       ----------       ----------
     Operating income                          5.6%             3.3%             3.6%
Litigation settlement, net                      --%             0.9%              --%
Interest expense, net                          0.7%             1.0%             1.1%
Minority interest in net loss of
    Consolidated subsidiary                    0.2%             0.5%             0.6%
Benefit  for  income taxes                    (2.7%)           (2.4%)           (0.3%)
Cumulative effect of change in
     Accounting principle                      1.6%              --               --
                                        ----------       ----------       ----------
Net income                                     6.2%             6.1%             3.4%
                                        ==========       ==========       ==========


RESULTS OF CONSOLIDATED OPERATIONS - FISCAL 2003 COMPARED WITH FISCAL 2002

         Net Revenues - Net revenues for fiscal 2003 were $347.8 million as compared to $316.0 million for fiscal 2002. The increase in net revenues was primarily due to an increase of approximately $32.7 million in the consumer electronics segment, partially offset by a decrease of approximately $1.0 million in the sporting goods segment.

         Cost of Sales - Cost of sales, as a percentage of consolidated net revenues, decreased from 80.3% in fiscal 2002 to 79.1% in fiscal 2003. The decrease in cost of sales was primarily the result of higher margins in the consumer electronics segment in the current fiscal year. In absolute terms, cost of sales increased $21.4 million in fiscal 2003 as compared to fiscal 2002.

         Other Operating Costs and Expenses - Other operating costs and expenses are associated with the consumer electronics segment. Other operating costs decreased from $4.9 million (1.6% of net revenues) in fiscal 2002 to $4.3 million (1.3% of net revenues) in fiscal 2003, primarily as a result of a decrease in costs related to inventory carrying expenses.

         Selling, General and Administrative Expenses ("S,G&A") - S,G&A were $48.7 million (14.0% of net revenues) in fiscal 2003 as compared to $46.9 million (14.8% of net revenues) in fiscal 2002. The increase in S,G&A in absolute terms was primarily the result of increases in S,G&A in the consumer electronics segment, partially offset by decreases in the sporting goods segment.

         Litigation Settlement, net - Litigation settlement in fiscal 2002 was the result of the consumer electronics segment settling litigation in the amount of $2.9 million, net of legal costs with a former trademark licensee.

         Interest expense, net - Interest expense decreased from $3.2 million (1.0% of net revenues) in fiscal 2002 to $2.5 million (0.7% of net revenues) in fiscal 2003. The decrease is primarily due to the consumer electronics segment along with a lesser decrease in the sporting goods segment. The decreases in both segments were the result of lower borrowing and lower interest rates.

         Minority Interest in Net Loss of Consolidated Subsidiary - Minority interest in net loss of consolidated subsidiary represents that portion of the sporting goods segment loss for the fiscal year that was not included in the consolidated statements of operations. See Item 8- "Financial Statements and Supplementary Data - Note 1 of Notes to Consolidated Financial Statements."

         Benefit For Income Taxes - Benefit for income taxes in absolute terms was ($9.3) million in fiscal 2003 as compared to ($7.7) million in fiscal 2002. The increase in tax benefit in fiscal 2003 was primarily the result of a reduction in a valuation reserve in the consumer electronics segment, previously established against the deferred tax assets relating to the accounts receivable and inventory temporary differences, as well as the recognition of management's estimation of net operating loss carryforwards subject to limitations under IRC
Section 382. See Item 8 - "Financial Statements and Supplementary Data - Note 7 of Notes to Consolidated Financial Statements."

         Cumulative Effect of Change in Accounting Principle - On April 1, 2002, we adopted Financial Accounting Standards Board's Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill not be amortized, but instead be tested for impairment at least annually by reporting unit. Goodwill is required to be tested for impairment in a transitional test upon adoption and then at least annually by reporting unit. As a result of our impairment testing, we recorded a non-cash "cumulative effect of accounting change" of approximately $5.5 million due to the impairment of all of the goodwill attributed to the Company's sporting goods segment. See Item 8 - "Financial Statements and Supplementary Data - Note 5 of Notes to Consolidated Financial Statements."

         Net Income - As a result of the foregoing factors, we earned net income of $21.5 million (6.2% of net revenues) for fiscal 2003 as compared to $19.4 million (6.1% of net revenues) for fiscal 2002.

RESULTS OF CONSOLIDATED OPERATIONS - FISCAL 2002 COMPARED WITH FISCAL 2001

         Net Revenues - Net revenues for fiscal 2002 were $316.0 million as compared to $373.0 million for fiscal 2001. The decrease in net revenues was primarily due to a decrease of approximately $47.5 million in the consumer electronics segment and approximately a $9.5 million decrease in the sporting goods segment. During fiscal 2002 and 2001, license revenues of $7.0 million and $3.9 million, respectively, were recorded by the consumer electronics segment.

         Cost of Sales - Cost of sales, as a percentage of consolidated net revenues, decreased from 81.7% in fiscal 2001 to 80.3% in fiscal 2002. The decrease in cost of sales was primarily the result of higher margins in the consumer electronics segment in the current fiscal year, and the benefit of higher license revenues in fiscal 2002 by the consumer electronics segment. In absolute terms, cost of sales decreased $50.9 million in fiscal 2002 as compared to fiscal 2001.

         Other Operating Costs and Expenses - Other operating costs and expenses are associated with the consumer electronics segment. Other operating costs increased from $4.4 million (1.2% of net revenues) in fiscal 2001 to $4.9 million (1.6% of net revenues) in fiscal 2002, primarily as a result of an increase in costs related to inventory carrying expenses and a lower sales base.

         Selling, General and Administrative Expenses ("S,G&A") - S,G&A, as a percentage of net revenues, were 14.8% in fiscal 2002 as compared to 13.5% in fiscal 2001, and in absolute terms were $46.9 million for fiscal 2002 as compared to $50.4 million for fiscal 2001. The decrease in S,G&A in fiscal 2002 was primarily the result of decreases in S,G&A in the sporting goods segment.

         Litigation Settlement, net - Litigation settlement is the result of the consumer electronics segment settling litigation in fiscal 2002 in the amount of $2.9 million, net of legal costs with a former trademark licensee.

         Interest expense, net - Interest expense decreased from $4.1 million (1.1% of net revenues) in fiscal 2001 to $3.2 million (1.0% of net revenues) in fiscal 2002. The decreases in both segments were the result of lower borrowing and lower interest rates.

         Minority Interest in Net Loss of Consolidated Subsidiary - Minority interest in net loss of consolidated subsidiary represents that portion of the sporting goods segment loss for the fiscal year that was not included in the consolidated statements of operations. See Item 8 - "Financial Statements and Supplementary Data - Note 1 of Notes to Consolidated Financial Statements."

         Benefit For Income Taxes - Benefit for income taxes in absolute terms was ($7.7) million in fiscal 2002 as compared to ($944,000) in fiscal 2001. The increase in the tax benefit was primarily the result of a reduction in a valuation reserve in the consumer electronics segment previously established against the deferred tax assets relating to the accounts receivable and inventory temporary differences, as well as the recognition of management's estimation of net operating loss carryforwards subject to limitations under IRC
Section 382.

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

CONSUMER ELECTRONICS SEGMENT:

         The following table summarizes certain financial information relating to the consumer electronics segment for the fiscal years ended March 31 (in thousands):

                                            2003            2002            2001
                                         ----------      ----------      ----------
Net revenues                             $  245,167      $  212,447      $  259,943
                                         ----------      ----------      ----------
Cost of sales                               202,650         179,777         223,954
Other operating costs                         4,347           4,949           4,358
Selling, general & administrative            17,690          14,617         14, 509
                                         ----------      ----------      ----------
     Operating income                        20,480          13,104          17,122
Litigation settlement, net                       --           2,933              --
Interest expense, net                        (1,893)         (2,420)         (2,051)
                                         ----------      ----------      ----------
     Income before income taxes              18,587          13,617          15,071

Provision (benefit) for income taxes         (9,289)         (7,661)          1,142
                                         ----------      ----------      ----------
Net income                               $   27,876      $   21,278      $   13,929
                                         ==========      ==========      ==========

RESULTS OF CONSUMER ELECTRONICS OPERATIONS - FISCAL 2003 COMPARED WITH FISCAL
2002

         Net Revenues - Net revenues for fiscal 2003 increased $32.7 million (15.4%) to $245.2 million as compared to $212.5 million for fiscal 2002. The increase in net revenues was a result of an increase in licensing, unit sales of audio and themed products offset by a reduction in unit sales of microwave oven products.

         Cost of Sales - Cost of sales, as a percentage of net revenues, decreased from 84.6% in fiscal 2002 to 82.7% in fiscal 2003. The decrease in cost of sales was primarily due to higher margins on product sales and an increase in licensing revenue. In absolute terms, cost of sales increased $22.9 million in fiscal 2003 as compared to fiscal 2002. Gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the price categories of the consumer electronics market in which Emerson competes. Emerson's products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive. Emerson believes that the combination of its direct import program; various outward license agreements; the continued introduction of higher margin products; use of inward license agreements; and further reduction in product return rates will continue to favorably impact its gross profit margins.

         Other Operating Costs and Expenses - Other operating costs and expenses, as a percentage of net revenues, were 1.8% in fiscal 2003 as compared to 2.3% in fiscal 2002. In absolute terms, other operating costs and expenses decreased $602,000 for fiscal 2003 as compared to the same period in fiscal 2002. The decrease was primarily due to a decrease in inventory servicing costs.

         Selling, General and Administrative Expenses ("S,G&A") - S,G&A, as a percentage of net revenues, were 7.2% in fiscal 2003 as compared to 6.9% in fiscal 2002. S,G&A, in absolute terms, increased $3.1 million in fiscal 2003 as compared to the prior fiscal year. The increase in S,G&A in absolute terms between fiscal 2003 and 2002 was primarily due to additional bad debt expense and increased payroll costs.

         Litigation Settlement, net - Litigation settlement was the result of a settled litigation in fiscal 2002, which was a one time event.

         Interest Expense, net - Interest expense decreased from $2.4 million (1.1% of net revenues) in fiscal 2002 to $1.9 million (0.8% of net revenues) in fiscal 2003. The decrease was attributable primarily to decreased borrowings and lower interest costs.

         Provision (benefit) for Income Taxes - Emerson's benefit for income taxes was $9.3 million (-3.8% of net revenues) for fiscal 2003 as compared to a benefit of $7.7 million (-3.6% of net revenues) for fiscal 2002. The benefit of $9.3 million consisted primarily of the reduction in the valuation reserve previously established against the deferred tax assets relating to the accounts receivable and inventory temporary differences, as well as the recognition of management's estimation of net operating loss carryforward's subject to limitations under IRC Section 382, which management believes it was likely to realize the benefit of such net deferred tax assets. This is partially offset by foreign and state taxes. See Item 8 - "Financial Statements and Supplementary Data - Note 7 of Notes to Consolidated Financial Statements."

         Net Income - As a result of the foregoing factors, the consumer electronics segment generated net income of $22.3 million (9.1% of net revenues) in fiscal 2003 as compared to $21.3 million (10.0% of net revenues) in fiscal 2002.

RESULTS OF CONSUMER ELECTRONICS OPERATIONS - FISCAL 2002 COMPARED WITH FISCAL
2001

         Net Revenues - Net revenues for fiscal 2002 decreased $47.5 million (18.3%) to $212.4 million as compared to $259.9 million for fiscal 2001. The decrease in net revenues was a result of a general slow-down in the economy and a reduction in unit sales of microwave oven products and audio products. Such decreases were partially offset by revenues earned from the licensing of the Emerson's trademarks increasing by $3.0 million for the twelve months ended March 31, 2002 as compared to the same period in the prior fiscal year.

         Cost of Sales - Cost of sales, as a percentage of consolidated net revenues, decreased from 86.2% in fiscal 2001 to 84.6% in fiscal 2002. The decrease in cost of sales was primarily due to higher margins on product sales and an increase in licensing revenue. In absolute terms, cost of sales decreased $44.2 million in fiscal 2002 as compared to fiscal 2001.

         Other Operating Costs and Expenses - Other operating costs and expenses as a percentage of net revenues were 2.3% in fiscal 2002 as compared to 1.7% in fiscal 2001. In absolute terms, other operating costs and expenses increased $591,000 for fiscal 2002 as compared to the same period in fiscal 2001. The increase was primarily due to an increase in inventory servicing costs.

         Selling, General and Administrative Expenses ("S,G&A") - S,G&A, remained relatively unchanged in absolute terms at $14.5 million (5.6%) in fiscal 2001 as compared to $14.6 million (6.9% of net revenues) in fiscal 2002. The increase in S,G&A in relative terms was mainly due to the fixed nature of the S,G&A costs. In absolute terms, increases in costs were a result of establishing an additional bad debt reserve for an account that filed for bankruptcy protection, and increased professional fees, which were partially offset by the collection of non-trade receivables that were written off in fiscal 2001. The non-trade credit receivables represented receivables related to licensing activity that at the time of write-off the collectibility was questionable.

         Litigation Settlement, net - Litigation settlement is the result of a settled litigation in fiscal 2002 in the amount of $2.9 million, net of legal costs, with a former trademark licensee. The license agreement with Emerson ceased in the year ending March 31, 1998.

         Interest Expense, net - Interest expense increased from $2.1 million (0.8% of net revenues) in fiscal 2001 to $2.4 million (1.1% of net revenues) in fiscal 2002. The increase was attributable primarily to increased borrowings partially offset by lower interest costs.

         Provision for Income Taxes - Emerson recorded a benefit of $7.7 million (-3.6% of net revenues) for fiscal 2002 as compared to $1.1 million (0.4% of net revenues) provision for fiscal 2001. The benefit of $7.7 million consisted primarily of the reduction in the valuation reserve previously established against the deferred tax assets relating to the accounts receivable and inventory temporary differences, as well as the recognition of management's estimation of net operating loss carryforward's subject to limitations under IRC
Section 382, which management believes it was likely to realize the benefit of such net deferred tax assets. This is partially offset by foreign and state taxes. See Item 8 - "Financial Statements and Supplementary Data - Note 7 of Notes to Consolidated Financial Statements."

         Net Income - As a result of the foregoing factors, the consumer electronics segment generated net income of $21.3 million (10.0% of net revenues) in fiscal 2002 as compared to $13.9 million (5.4% of net revenues) in fiscal 2001.

SPORTING GOODS SEGMENT:

         The following table summarizes certain financial information relating to the sporting goods segment for the fiscal years 2003, 2002, and 2001 (in thousands):

                                            2003            2002            2001
                                                                         (Unaudited)
Net revenues                             $  102,617      $  103,601      $  113,061
                                         ----------      ----------      ----------
Cost of sales                                72,588          74,106          80,809
Selling, general & administrative            30,972          32,285          35,880
                                         ----------      ----------      ----------
     Operating income (loss)                   (943)         (2,790)         (3,628)
Interest expense, net                          (618)           (793)         (2,017)
                                         ----------      ----------      ----------
     Loss before income taxes and
      cumulative effect of change in
      accounting principle                   (1,561)         (3,583)         (5,645)
Provision (benefit) for income
      Taxes                                      --              --          (2,086)
Cumulative effect of change in
      accounting principle                   (7,442)             --              --
                                         ----------      ----------      ----------
Net loss                                 $   (9,003)     $   (3,583)     $   (3,559)
                                         ==========      ==========      ==========

RESULTS OF SPORTING GOODS OPERATIONS - FISCAL 2003 COMPARED WITH FISCAL 2002

         Net Revenues - Net revenues for fiscal 2003 decreased approximately $984,000 (1.0%) as compared to fiscal 2002. The decrease in net revenues was primarily a result of revenue losses in our Team Dealer operations and decreases in school spending for athletic programs.

         Cost of Sales - Cost of sales, as a percentage of net revenues, decreased for fiscal 2003 to 70.7% as compared to 71.5% for 2002. In absolute terms, cost of sales decreased in fiscal 2003 by $1.5 million as compared to fiscal 2002 due to the consolidation of several of our plants, exiting certain unprofitable product lines and improved product sourcing.

         Selling, General and Administrative Expenses ("S,G&A") - S,G&A expenses for fiscal 2003 decreased by $1.3 million (4.1%) as compared to fiscal 2002. As a percentage of net revenues, S,G&A decreased to 30.2% in fiscal 2003 from 31.2% in fiscal 2002. The decrease in S,G& A in absolute and relative terms was primarily due to: (i) a decrease in payroll related costs; (ii) a decrease in amortization and depreciation; and (iii) a decrease in professional fees.

         Interest Expense, net - Interest expense, net decreased approximately $175,000 (22.1%) in fiscal 2003 as compared to fiscal 2002. The decrease was attributable primarily to decreased overall levels of borrowing and lower interest rates.

         Provision (benefit) for Income Taxes - No benefit for income taxes was recorded in the fiscal 2003 or fiscal 2002. The sporting goods segment has a net operating loss carryforward included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. As such, realization of the deferred tax asset is dependent on generating sufficient taxable income, either through operations or tax planning strategies, prior to the expiration of loss carryforwards. See Item 8 - "Financial Statements and Supplementary Data - Note 7 of Notes to Consolidated Financial Statements."

         Cumulative Effect of Change in Accounting Principle - On April 1, 2002, we adopted Financial Accounting Standards Board's Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill not be amortized, but instead be tested for impairment at least annually by reporting unit. Goodwill is required to be tested for impairment in a transitional test upon adoption and then at least annually by reporting unit. As a result of our testing, a non-cash "cumulative effect of accounting change" write down of approximately $7.4 million was recorded. As a result of the write down of $7.4 million, SSG has no remaining goodwill on their financial statements.

         Net loss - As a result of the foregoing factors, a net loss of $9.0 million was reported for fiscal 2003 as compared to a net loss of $3.6 million for fiscal 2002.

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

         Cost of Sales - Cost of sales, as a percentage of net revenues, remained primarily the same for fiscal 2002 and fiscal 2001 at 71.5%. In absolute terms, cost of sales decreased in fiscal 2002 by $6.7 million as compared to fiscal 2001 due to decreases in net revenues.

         Selling, General and Administrative Expenses ("S,G&A") - S,G&A expenses for fiscal 2002 decreased by $3.6 million as compared to fiscal 2001. As a percentage of net revenues, S,G&A decreased to 31.2% in fiscal 2002 from 31.7% in fiscal 2001. The decrease in expenses was primarily due to a decrease in payroll related costs, promotional costs, depreciation and amortization and lower sales and use tax expense.

         Interest Expense, net - Interest expense, net decreased $1.2 million (60.7%) in fiscal 2002 as compared to fiscal 2001. The decrease was attributable primarily to decreased overall levels of borrowing and lower interest rates.

         Provision (benefit) for Income Taxes - The benefit for income taxes decreased approximately $2.1 million to a benefit of $0 in fiscal 2002 as compared to fiscal 2001. The sporting goods segment has a net operating loss carryforward included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. As such, realization of the sporting goods deferred tax asset is dependent on generating sufficient taxable income, either through operations or tax planning strategies, prior to the expiration of loss carryforwards. Based upon the operating results of the sporting goods segment for fiscal 2002, the sporting goods segment has not provided an income tax benefit related to its loss before income taxes. See
Item 8 - "Financial Statements and Supplementary Data - Note 7 of Notes to Consolidated Financial Statements."

         Net loss - As a result of the foregoing factors, the sporting goods segment generated a net loss of $3.6 million for each of fiscal 2002, and fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $15.5 million for fiscal 2003. Cash was primarily provided by our profitability, and a reduction of accounts receivable, partially offset by an increase in inventory and prepaid expenses and other current assets.

         Net cash used by investing activities was $647,000 for fiscal 2003 primarily for additions to property, plant and equipment, which primarily was used for additions to the computer and software category.

         Net cash utilized by financing activities was $22.6 million for fiscal 2003 primarily for reducing short and long-term borrowings, and by purchases of our stock.

         Emerson and SSG maintain credit facilities of $40 million and $25 million, respectively. These facilities provide for a term loan, revolving loans and letters of credit. The term loan which is recorded on Emerson's books is a $15 million facility which amortized over a three year period. As of March 31, 2003, there was $12 million outstanding under this facility. In addition Emerson and SSG have revolving credit facilities both in the amounts of $25 million, which are subject to certain limits which, in the aggregate cannot exceed the lesser of $25 million, or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. Both Emerson and SSG are required to maintain various financial covenants, with which they were both in compliance as of March 31, 2003. At March 31, 2003, there were approximately $17.5 million of borrowings under SSG's facility, with no borrowings by Emerson. No letters of credit were outstanding under either facility as of March 31, 2003.

         Two of our foreign subsidiaries maintain various credit facilities, aggregating $52.5 million, with Hong Kong banks consisting of the following:

           o a $7.5 million letter of credit facility with a $2.5 million seasonal increase which is used for inventory purchases; and

           o  two back-to-back letter of credit facilities totaling $45 million.

         At March 31, 2003, our Hong Kong subsidiary pledged $1.7 million in certificates of deposit to this bank to assure the availability of the $7.5 million credit facility and a $2.5 million seasonal line increase. At March 31, 2003, there were approximately $5.9 million of letters of credit outstanding under these credit facilities. The letter of credit facility requires a net worth covenant of the foreign subsidiaries with which the Company was in compliance at March 31, 2003.

         Short-Term Liquidity. Cash decreased to $11.4 million as of March 31, 2003 from $19.2 million as of March 31, 2002.

         Liquidity for the consumer electronics segment is impacted by its seasonality in that it generally records the majority of our annual sales in the quarters ending September and December. This requires the consumer electronics segment to maintain higher inventory levels during the quarters ending June and September, therefore increasing the working capital needs during these periods. Additionally, the consumer electronics segment receives the largest percentage of product returns in the quarter ending March. The higher level of returns during this period adversely impacts Emerson's collection activity, and therefore its liquidity. Management believes that the license agreements as discussed above, continued sales margin improvement and the policies in place for returned products, should continue to favorably impact its cash flow. In fiscal 2003, products representing approximately 64% of net revenues of the consumer electronics segment were imported directly to our customers which contributes significantly to Emerson's liquidity.

         Liquidity for the sporting goods segment is also impacted by its seasonality in that it generally records the majority of revenues in the March quarter which is its highest sales period. The quarter ending December is its lowest sales period. This requires the sporting goods segment to maintain higher amounts of inventory during the quarters ending March and June, therefore increasing the working capital needs during these periods.

         Our principal existing sources of cash are generated from operations and borrowings available under our revolving credit facility. As of March 31, 2003, we had $17.7 million of borrowing capacity available under our $50.0 million revolving credit facilities (reflecting outstanding loans of approximately $ 17.5 million). In addition, at March 31, 2003 we had $44.7 million available under our letters of credit facilities, which total $52.5 million. We believe that our existing sources of cash for the consumer electronics segment and sporting goods segment will be sufficient to support our existing operations over the next 12 months.

         Long-Term Liquidity. We continue to be subject to competitive pressures arising from pricing strategies. SSG has discontinued certain lower margin products in favor of higher margin replacement products. Management believes that this, together with our various license agreements and the continued introduction of higher margin products in both segments, the closure of certain manufacturing locations at SSG and the related sourcing of less costly product from foreign manufacturers combined with reduced selling, general and administrative expenses will result in continued improved profitability. Both senior secured credit facilities for Emerson and SSG impose financial covenants. Non-compliance with the covenants could materially affect our future liquidity. Management believes that anticipated cash flow from operations and the financing noted above will provide sufficient liquidity to meet our operating and debt service cash requirements on a long-term basis.

         The following summarizes our obligations at March 31, 2003 for the periods shown (in thousands):

                                                  PAYMENT DUE BY PERIOD
                              ---------------------------------------------------------------
                                           LESS THAN 1       1-3         3 - 5      MORE THAN
                               TOTAL          YEAR          YEARS        YEARS       5 YEARS
                              --------     -----------     --------     -------     ---------
Notes payable                 $ 29,649     $    11,587     $ 18,062     $    --     $      --
Capital lease obligations           64              47           17          --            --
Leases                           6,145           2,699        2,696         750            --

                              --------     -----------     --------     -------     ---------
Total                         $ 35,858     $    14,333     $ 20,775     $   750     $      --
                              ========     ===========     ========     =======     =========

         As of March 31, 2003, there were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product.

    CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States accounting principles. The preparation of these financial statements, require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We consider certain accounting policies related to inventories, trade accounts receivables, impairment of long lived assets, valuation of deferred tax assets, sales return reserves and cooperative advertising accruals to be critical policies due to the estimation processes involved in each.

         Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out basis for our consumer electronics segment, and weighted-average and standard costs basis for our sporting goods segment. We record inventory reserves to reduce the carrying value of inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Conversely, if market conditions improve, such reserves are reduced.

         Trade Accounts Receivable. We extend credit based upon evaluations of a customer's financial condition and provide for any anticipated credit losses in our financial statements based upon management's estimates and ongoing reviews of recorded allowances. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. Conversely, reserves are deducted to reflect credit and collection improvements.

         Intangible Assets. SSG has intangible assets related to other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves management judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. On April 1, 2002, we adopted SFAS 142, which requires us to cease amortization of goodwill, to perform a transitional test for potential goodwill impairment upon adoption, and then test goodwill for impairment at least annually by reporting unit. See Note 5 - "Goodwill and Other Intangible Assets".

         Income Taxes. We record a valuation allowance to reduce the amount of our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event that we determined that we would not be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if it were determined that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

         Sales Return Reserves. Our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends and changes in customer demand for our products when evaluating the adequacy of the reserve for sales returns. Management judgments and estimates must be made and used in connection with establishing the sales return reserves in any accounting period.

         Cooperative Advertising Accruals. Cooperative advertising programs promotions and other volume-based incentives, which are provided to retailers and distributors for advertising and sales promotions, are accounted for on an accrual basis as a reduction in net revenues in the period, which the related sales are recognized as per EITF 01-09 "Accounting for Consideration Given by a Vendor to a Customer".

    RECENTLY-ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. We adopted this standard on April 1, 2002. The adoption of SFAS No. 144 did not have an impact on our consolidated financial statements.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (Statement
    145)." Statement 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Statement 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded Statement 44 and made numerous technical corrections. We adopted this standard on January 1, 2003. The adoption of SFAS 145 did not have an effect on our consolidated financial statements other than reclassification of amounts reported.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard addresses financial accounting and reporting for costs associated with business exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)". This standard is effective for exit or disposal activities initiated after December 31, 2002. We adopted this standard on January 1, 2003. The adoption of SFAS 146 did not have an effect on our consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation requires certain guarantees entered into after December 31, 2002 to be initially recognized and recorded at fair value and also requires new disclosures related to guarantees even if the likelihood of a guarantor having to make payments under the guarantees is remote. We adopted this interpretation as of January 1, 2003 and such adoption did not have an impact on our consolidated financial statements.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statements 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. We adopted this standard on January 1, 2003. The adoption of SFAS 148 is reflected in Note 9 to the Notes to Consolidated Financial Statements.

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses consolidation of variable interest entities ("VIE's"). FIN 46 requires a variable interest entity to be consolidated by a parent company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to VIE's created after January 31, 2003. For older entities, these requirements will begin to apply in the first fiscal year or interim period beginning after June 15, 2003. We do not believe that FIN 46 will have an impact on the Company's consolidated financial statements.

         In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which addresses how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuers. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. We have not determined the impact of SFAS 150 on our consolidated financial statements.

    Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         INFLATION, FOREIGN CURRENCY, AND INTEREST RATES

         Neither inflation nor currency fluctuations had a significant effect on our results of operations during fiscal 2003. Our exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The consumer electronics segment purchases virtually all of its products from manufacturers located in various Asian countries.

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

    Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         Index to Financial Statements

                                                                                                          Page No.
                                                                                                          --------
         o    Report of Independent Auditors                                                                 45
         o    Consolidated Statements of Operations for the years ended
                 March 31, 2003, 2002 and 2001                                                               46
         o    Consolidated Balance Sheets as of March 31, 2003 and 2002                                      47
         o    Consolidated Statements of Changes in Shareholders' Equity
                 for the years ended March 31, 2003, 2002 and 2001                                           48
         o    Consolidated Statements of Cash Flows for the years ended
                 March 31, 2003, 2002 and 2001                                                               49
         o   Notes to Consolidated Financial Statements                                                      50
         o   Schedule II--Valuation and Qualifying Accounts and Reserves                                     88
         o   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Emerson Radio Corp.

         We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries as of March 31, 2003 and March 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(1). These consolidated financial statements and schedule are the responsibility of the management of Emerson Radio Corp. and Subsidiaries. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emerson Radio Corp. and Subsidiaries at March 31, 2003 and 2002, and the consolidated results of its operations and cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Accounting Standard No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002.

ERNST & YOUNG LLP

New York, New York
May 19, 2003

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED MARCH 31, 2003, 2002, AND 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           2003            2002            2001
                                                        ----------      ----------      ----------
NET REVENUES                                            $  347,784      $  316,048      $  373,004

COSTS AND EXPENSES:
     Cost of sales                                         275,238         253,883         304,764
     Other operating costs and expenses                      4,347           4,949           4,358
     Selling, general and administrative expenses           48,662          46,902          50,389
                                                        ----------      ----------      ----------
                                                           328,247         305,734         359,511
                                                        ----------      ----------      ----------

OPERATING INCOME                                            19,537          10,314          13,493
     Litigation settlement, net                                 --           2,933              --
     Interest expense, net                                  (2,511)         (3,213)         (4,068)
      Minority interest in net loss of consolidated
          subsidiary                                           731           1,712           2,284
                                                        ----------      ----------      ----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                 17,757          11,746          11,709
     Benefit for income taxes                               (9,289)         (7,661)           (944)
                                                        ----------      ----------      ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                    27,046          19,407          12,653
     Cumulative effect of change in accounting
         principle                                          (5,546)             --              --
                                                        ----------      ----------      ----------
NET INCOME                                              $   21,500      $   19,407      $   12,653
                                                        ==========      ==========      ==========

BASIC NET INCOME PER SHARE
 Income before cumulative effect of change in
     accounting principle                               $      .98      $      .62      $      .36
 Cumulative effect of change in accounting
     principle                                                (.20)             --              --
                                                        ----------      ----------      ----------
                                                        $      .78      $      .62      $      .36
                                                        ==========      ==========      ==========
DILUTED NET INCOME PER SHARE
 Income before cumulative effect of change in
     accounting principle                               $      .94      $      .52      $      .33
 Cumulative effect of change in accounting
     principle                                                (.19)             --              --
                                                        ----------      ----------      ----------
                                                        $      .75      $      .52      $      .33
                                                        ==========      ==========      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                  27,716          31,298          35,066
     Diluted                                                28,640          40,485          38,569

The accompanying notes are an integral part of the consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                                              2003            2002
                                                                                 ----------      ----------
Current Assets:
   Cash and cash equivalents                                                     $   11,413      $   19,228
   Accounts receivable (less allowances of $3,938 and $5,320,  respectively)         24,593          29,401
   Other receivables                                                                  2,954           2,337
   Inventories                                                                       45,177          41,657
   Prepaid expenses and other current assets                                          6,871           3,719
   Deferred tax assets                                                                6,761           7,671
                                                                                 ----------      ----------
     Total current assets                                                            97,769         104,013
Property, plant, and equipment                                                        9,823          11,116
Deferred catalog expenses                                                             1,912           2,017
Cost in excess on net assets acquired                                                    --           5,546
Trademarks and other intangible assets                                                5,613           6,132
Deferred tax assets                                                                  17,595           5,728
Other assets                                                                          1,850           1,287
                                                                                 ----------      ----------
           Total Assets                                                          $  134,562      $  135,839
                                                                                 ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Short-term borrowings                                                         $    1,918      $   11,303
   Current  maturities of long-term  borrowings                                      11,634           8,853
   Accounts payable and other current liabilities                                    30,596          30,647
   Accrued sales returns                                                              3,768           3,817
   Income taxes payable                                                                 752             103
                                                                                 ----------      ----------
     Total current liabilities                                                       48,668          54,723
Long-term borrowings                                                                 18,079          29,046
Minority interest                                                                    16,578          17,330

Shareholders' Equity:
   Preferred shares - 10,000,000 shares authorized; 3,677
         shares issued and outstanding,                                               3,310           3,310
   Common shares -- $.01 par value, 75,000,000 shares authorized;
         51,981,431 and 51,475,511 shares issued; 27,413,089 and 31,166,478
         shares outstanding, respectively                                               520             515
   Capital in excess of par value                                                   115,122         114,451
   Accumulated other comprehensive losses                                              (104)           (122)
   Accumulated deficit                                                              (47,936)        (69,436)
   Treasury stock, at cost, 24,568,342 and 20,309,033 shares, respectively          (19,675)        (13,978)
                                                                                 ----------      ----------
     Total shareholders' equity                                                      51,237          34,740
                                                                                 ----------      ----------
           Total Liabilities and Shareholders' Equity                            $  134,562      $  135,839
                                                                                 ==========      ==========


The accompanying notes are an integral part of the consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 2003, 2002, AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  COMMON SHARES ISSUED
                                                  --------------------                  CAPITAL
                                      PREFERRED     NUMBER       PAR     TREASURY    IN EXCESS OF
                                        STOCK      OF SHARES    VALUE     STOCK        PAR VALUE
                                      ---------   -----------   -----   ----------   ------------
Balance - March 31, 2000              $   3,310    51,331,615   $ 513   $   (3,028)  $    113,289
  Purchase of treasury stock                                               (10,164)
  Exercise of stock options
    and warrants                                      143,896       2                         170
  Preferred stock dividends
    Declared
  Comprehensive income:
      Net income for the year
      Currency translation
         adjustment
      Unrealized loss

         Comprehensive income
                                      ---------   -----------   -----   ----------   ------------
Balance - March 31, 2001                  3,310    51,475,511     515      (13,192)       113,459
  Purchase of treasury stock                                                  (786)
  Preferred dividend cancellation                                                             992
  Comprehensive income:
      Net income for the year
      Currency translation
        adjustment
      Unrealized loss

         Comprehensive income
                                      ---------   -----------   -----   ----------   ------------
Balance - March 31, 2002                  3,310    51,475,511     515      (13,978)       114,451
  Purchase of treasury stock                                                (5,697)
  Exercise of stock options
     and warrants                                     505,920       5                         622
  Issuance of common stock
     warrants                                                                                  49
  Comprehensive income:
      Net income for the year
      Interest rate swap
      Unrealized loss on
        securities

           Comprehensive income
                                      ---------   -----------   -----   ----------   ------------
Balance - March 31, 2003              $   3,310    51,981,431   $ 520   $  (19,675)  $    115,122
                                      =========   ===========   =====   ==========   ============
                                        ACCUMULATED OTHER                    TOTAL
                                          COMPREHENSIVE     ACCUMULATED   SHAREHOLDERS
                                             LOSSES           DEFICIT        EQUITY
                                        -----------------   -----------   ------------
Balance - March 31, 2000                $             (76)  $  (101,445)  $     12,563
  Purchase of treasury stock                                                   (10,164)
  Exercise of stock options
    and warrants                                                                   172
  Preferred stock dividends
    Declared                                                        (51)           (51)
  Comprehensive income:
      Net income for the year                                    12,653         12,653
      Currency translation
         adjustment                                    (5)                          (5)
      Unrealized loss                                 (37)                         (37)
                                                                          ------------
         Comprehensive income                                                   12,611
                                        -----------------   -----------   ------------
Balance - March 31, 2001                             (118)      (88,843)        15,131
  Purchase of treasury stock                                                      (786)
  Preferred dividend cancellation                                                  992
  Comprehensive income:
      Net income for the year                                    19,407         19,407
      Currency translation
        adjustment                                     (1)                          (1)
      Unrealized loss                                  (3)                          (3)
                                                                          ------------
         Comprehensive income                                                   19,403
                                        -----------------   -----------   ------------
Balance - March 31, 2002                             (122)      (69,436)        34,740
  Purchase of treasury stock                                                    (5,697)
  Exercise of stock options
     and warrants                                                                  627
  Issuance of common stock
     warrants                                                                       49
  Comprehensive income:
      Net income for the year                                    21,500         21,500
      Interest rate swap                               20                           20
      Unrealized loss on
        securities                                     (2)                          (2)
                                                                          ------------
           Comprehensive income                                                 21,518
                                        -----------------   -----------   ------------
Balance - March 31, 2003                $            (104)  $   (47,936)  $     51,237
                                        =================   ===========   ============



The accompanying notes are an integral part of the consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 2003, 2002, AND 2001
                                 (IN THOUSANDS)

                                                                           2003            2002            2001
                                                                        ----------      ----------      ----------
Cash Flows from Operating Activities:
   Net income                                                           $   21,500      $   19,407      $   12,653
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Minority interest                                                       (731)         (2,958)         (2,284)
      Depreciation and amortization                                          3,142           3,601           2,729
      Deferred tax assets                                                  (10,957)         (7,899)             --
      Equity in earnings of affiliate                                           --              --           1,476
      Cumulative effect of accounting change                                 5,546              --              --
      Asset valuation and loss reserves                                       (447)          1,634            (284)
      Other                                                                     18              (4)            (42)
      Changes in assets and liabilities, net of acquisition of SSG:
         Accounts receivable                                                 5,572          (3,363)          3,966
         Other receivables                                                    (617)         (1,556)          3,534
         Inventories                                                        (3,858)          2,806          (9,463)
         Prepaid expenses and other current assets                          (3,047)            312             (74)
         Other assets                                                       (1,197)           (231)             84
         Accounts payable and other current liabilities                       (100)         (1,528)         (2,876)
         Income taxes payable                                                  649            (378)            346
                                                                        ----------      ----------      ----------
Net cash provided by operations                                             15,473           9,843           9,765
                                                                        ----------      ----------      ----------

Cash Flows from Investing Activities:
   Purchase of SSG, net of cash acquired of $1,271                              --              --          (2,378)
   Additions to property and equipment                                        (647)           (896)           (110)
                                                                        ----------      ----------      ----------
Net cash used by investing activities                                         (647)           (896)         (2,488)
                                                                        ----------      ----------      ----------

Cash Flows from Financing Activities:
   Net borrowings under line of credit facility                             (9,385)          3,577           2,180
   Long-term retirements                                                    (8,186)           (497)            (37)
   Payment of  dividend on preferred stock                                      --              --             (13)
   Purchase of preferred and common stock                                   (5,697)           (786)        (10,164)
   Exercise of stock options and warrants                                      627              --             172
   Other                                                                        --              --              33
                                                                        ----------      ----------      ----------
Net cash provided  (used) by financing activities                          (22,641)          2,294          (7,829)
                                                                        ----------      ----------      ----------
Net increase (decrease) in cash and cash equivalents                        (7,815)         11,241            (552)
Cash and cash equivalents at beginning of year                              19,228           7,987           8,539
                                                                        ----------      ----------      ----------
Cash and cash equivalents at end of year                                $   11,413      $   19,228      $    7,987
                                                                        ==========      ==========      ==========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                $    2,184      $    3,391      $    4,102
                                                                        ==========      ==========      ==========
  Cash paid for income taxes                                            $    1,226      $    1,278      $      784
                                                                        ==========      ==========      ==========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES:

BACKGROUND AND BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of Emerson Radio Corp. ("Emerson", consolidated - the "Company") and its majority-owned subsidiaries, including Sport Supply Group, Inc. ("SSG"). All significant intercompany transactions and balances have been eliminated.

   The Company operates in two business segments: consumer electronics and sporting goods. The consumer electronics segment designs, sources, imports and markets a variety of consumer electronic products and licenses the "(EMERSON
LOGO)" trademark for a variety of products domestically and internationally to certain licensees. The sporting goods segment, which is operated through Emerson's 53.2% ownership of SSG, manufactures and markets sports related equipment and leisure products to institutional customers in the United States.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

   The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to short-term maturity of these financial instruments. The carrying amounts of bank debt approximate their fair value due to their variable rate interest features. The fair value of the preferred stock is based on the fair value of the common stock into which the preferred stock is convertible. The carrying value of the debentures approximate fair value.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


INVESTMENTS

   The Company determines the appropriate classifications of securities at the time of purchase. The investments held by the Company at March 31, 2003 and 2002 were classified as "available-for-sale securities", and are included in prepaid expenses and other current assets. Realized gains and losses are reported separately as a component of income, and unrealized gains and losses are reported separately as a component of comprehensive income. Declines in the market value of securities deemed to be other than temporary are included in earnings.

CONCENTRATIONS OF CREDIT RISK

   Certain financial instruments potentially subject the Company to concentrations of credit risk. Accounts receivable for the consumer electronics segment represent sales to retailers and distributors of consumer electronics throughout the United States and Canada. Accounts receivable for the sporting goods segment represent sales to all levels of public and private schools, colleges, universities, and military academies, municipal and governmental agencies, military facilities, churches, clubs, camps, hospitals, youth sports leagues, non-profit organizations, team dealers and certain large retail sporting goods chains. The Company periodically performs credit evaluations of its customers but generally does not require collateral. The Company provides for any anticipated credit losses in the financial statements based upon management's estimates and ongoing reviews of recorded allowances. The allowance for doubtful accounts was approximately $1,243,000, $2,945,000, and $2,105,000 as of March 31, 2003, 2002, and 2001, respectively. See Note 14 - Business Segment Information and Major Customers.

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

   Depreciation of property, plant and equipment is provided by the straight-line method as follows:

   o Buildings                                     Thirty to forty years
   o Machinery and Equipment                       Five years to ten years
   o Computer Equipment and Software               Three years to ten years
   o Furniture & Fixtures and Office Equipment     Five years to seven years

INTANGIBLE ASSETS

   Goodwill and other intangible assets are primarily related to acquisitions. Trademarks and servicemarks relate to costs incurred in connection with the licensing agreements for the use of certain trademarks and service

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


marks in conjunction with the sale of our products. Other items classified as other intangible assets consist of patents, trademarks, websites, and customer base.

   Amortization of intangible assets is provided by the straight-line method as follows:

   o Trademarks and servicemarks             Five to forty years
   o Patents                                 Seven to eleven years

   The cost of intangible assets and related accumulated amortization are removed from our accounts during the year in which they become fully amortized. See Note 5 - Goodwill and Other Intangible Assets of Notes to the Consolidated Financial Statements.

REVENUE RECOGNITION

   Revenues are recognized primarily FOB shipping point. Under the Direct Import Program for the consumer electronics segment, title passes in the country of origin. Under the Domestic Program for the consumer electronics segment and the sporting goods segment, title passes primarily at the time of shipment. Estimates for possible returns are based upon historical return rates and netted against revenues. Under the sporting goods segment, subject to certain limitations, customers have the right to return product within a set period if they are not completely satisfied. Under the consumer electronics segment, returns are not permitted unless defective.

COST OF SALES

   Cost of sales includes actual product cost, change in inventory reserves, duty, buying costs, the cost of transportation to the Company's warehouses from its manufacturers, warehousing costs, and an allocation of depreciation and amortization.

OTHER OPERATING COSTS AND EXPENSES

       Other operating costs and expenses pertains only to the consumer electronics segment, and includes costs associated with returned product received from retailers, the costs associated with the markdown of returned inventory, and an allocation of depreciation and amortization. Because we do not include other operating costs and expenses in cost of sales, our gross margin may not be comparable to those of other distributors that may include all costs related to the cost of product to their cost of sales and in the calculation of gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses include all operating costs of the Company that are not directly related to the cost of procuring product or costs not included in other operating costs and expenses.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

ADVERTISING AND DEFERRED CATALOG EXPENSES

   Advertising expenses are charged to operations as incurred, except for production costs related to direct-response advertising activities, which are capitalized. Direct response advertising pertains to the sporting goods segment of the Company, which consists primarily of catalogs. Production and distribution costs, primarily printing and postage, associated with catalogs are amortized over twelve months which approximates average usage of the catalogs produced. Catalog amortization expenses, which are included in the selling, general and administrative expenses line item of the consolidated statements of operations for the fiscal 2003, 2002, and 2001 were approximately $3,270,000, $3,363,000, and $4,022,000, respectively.

COOPERATIVE ADVERTISING EXPENSES

       Cooperative advertising programs and other volume-based incentives are accounted for under the accrual basis as a reduction in net revenue per the requirements of EITF 01-09 in the period in which the related sales are recognized. Cooperative advertising expenses were approximately $4,632,000, $2,403,000, and $3,325,000, for fiscal 2003, 2002, and 2001, respectively.

INTERNET EXPENSES

   The Company expenses the operating and development costs of it's Internet websites.

INCOME TAXES

       Deferred income taxes are provided for the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation reserves are provided for the deferred tax assets when realization of the assets is not reasonably assured. See Note 7.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


COMPREHENSIVE INCOME

    Comprehensive income is net income adjusted for changes in fair value of hedge instruments, unrealized gains or losses, and foreign currency translation adjustments. See the Consolidated Statements of Changes in Shareholders' Equity for a table of comprehensive income.

NET EARNINGS PER COMMON SHARE

    Net earnings per share of common share are based upon the weighted average number of common and common equivalent shares outstanding. Outstanding stock options are treated as common stock equivalents when dilution results from their assumed exercise.

STOCK- BASED COMPENSATION

    Emerson and SSG have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees: ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on date of grant, no compensation expense is recognized. Emerson and SSG have adopted the disclosure-only provisions under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). For the purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information for fiscal 2003, 2002 and 2001 follows:

                                           2003          2002          2001
                                         --------      --------      --------
Net income: (in thousands)
     As reported                         $ 21,500      $ 19,407      $ 12,653
     Less: Stock-based compensation
       expense                               (107)         (124)         (595)
                                         --------      --------      --------
     Pro forma                           $ 21,393      $ 19,283      $ 12,058
                                         ========      ========      ========
Net income (loss) per common share:
     Basic - as reported                 $    .78      $    .62      $    .36
     Basic - pro forma                   $    .77      $    .62      $    .34
     Diluted - as reported               $    .75      $    .52      $    .33
     Diluted - pro forma                 $    .75      $    .52      $    .31

    The weighted average fair values of employee stock options granted under the Emerson plan in fiscal 2003, 2002 and 2001 are $0.68, $1.18 and $0.84, respectively. The fair values were estimated using the following assumptions and the Black-Scholes option valuation model:

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                   2003              2002               2001
                                                ----------        ----------         ----------
Risk-free interest rate                            5.91%             5.91%              5.29%
Expected life                                    10 years          10 years           10 years
Expected volatility                                  .98               .98                .99
Expected dividend yield                            0.00%             0.00%              0.00%

       SSG's fair values were calculated using the following for fiscal 2003, 2002 and 2001: (i) a risk free interest rate of 4.10%, 4.15% and 4.29%; (ii) a weighted average expected life of 3 years; (iii) an expected volatility of 36%, 39% and 55%; and (iv) a no dividend yield. The weighted average fair value of employee stock options granted for the SSG Plan in fiscal 2003, 2002, and 2001 was $0.59, $0.41 and $0.59, respectively.

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

RECENT PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. We adopted this standard on April 1, 2002. The adoption of SFAS No. 144 did not have an impact on our consolidated financial statements.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


technical Corrections" (Statement 145). Statement 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Statement 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded Statement 44 and made numerous technical corrections. We adopted this standard on January 1, 2003. The adoption of SFAS 145 did not have an effect on our consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)". This standard is effective for exit or disposal activities initiated after December 31, 2002. We adopted this standard on January 1, 2003. The adoption of SFAS 146 did not have an effect on our consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation requires certain guarantees entered into after December 31, 2002 to be initially recognized and recorded at fair value and also requires new disclosures related to guarantees even if the likelihood of a guarantor having to make payments under the guarantees is remote. We adopted this interpretation as of January 1, 2003 and such adoption did not have an impact on our consolidated financial statements.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statements 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. We adopted this standard on January 1, 2003.

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses consolidation of variable interest entities ("VIE's"). FIN 46 requires a variable interest entity to be consolidated by a parent company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to VIE's created after January 31, 2003. For older entities, these requirements will begin to apply in the first fiscal year or interim period beginning after June 15, 2003. We do not believe that FIN 46 will have an impact on the Company's consolidated financial statements.

         In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which addresses how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuers. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. We have not determined the impact of SFAS 150 on our consolidated financial statements.

RECLASSIFICATIONS

   Certain reclassifications were made to conform prior year's financial statements to the current presentation.

NOTE 2 -- INVENTORIES:

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out for the consumer electronics segment and for the sporting goods segment, standard cost methods for items manufactured and weighted-average cost for items purchased for resale. As of March 31, 2003 and 2002, inventories consisted of the following:

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                           MARCH 31, 2003    MARCH 31, 2002
                           --------------    --------------
                                    (IN THOUSANDS)
Raw materials                 $  2,095          $  2,153
Work-in-process                    318               258
Finished                        45,387            41,531
                              --------          --------
                                47,800            43,942
Less inventory allowances       (2,623)           (2,285)
                              --------          --------
                              $ 45,177          $ 41,657
                              ========          ========

NOTE 3 -- ACQUISITION OF AFFILIATE:

   As of March 31, 2001 Emerson owned 4,463,223 (50.1% of the issued and outstanding) shares of common stock of SSG. Accordingly, for fiscal 2001, 2002 and 2003 Emerson accounted for its investment in SSG by consolidating SSG under purchase method of accounting. As of March 31, 2003 and March 31, 2002, Emerson owned 4,746,023 (53.2% of the issued and outstanding) shares of common stock of SSG.

   Effective March 1997, Emerson entered into a Management Services Agreement with SSG, under which each company provides various managerial and administrative services to the other company for a fee at terms reflected in an arms length transaction. For the fiscal years 2003, 2002, and 2001, SSG billed Emerson pursuant to the management services agreement fees of approximately $627,000, $539,000, and $401,000, respectively, while Emerson billed SSG management service agreement fees of $320,000, $276,000, and $164,000, respectively. These charges have been eliminated in consolidation.

NOTE 4 -- PROPERTY, PLANT, AND EQUIPMENT:

   As of March 31, 2003 and 2002, property, plant, and equipment was comprised of the following:

                                                            2003           2002
                                                         ----------     ----------
                                                               (IN THOUSANDS)
      Land                                               $        9     $        9
      Buildings                                               1,192          1,024
      Computer Equipment & Software                          10,737         10,476
      Furniture and fixtures                                  1,417          1,617
      Machinery and equipment                                 2,717          2,432
      Leasehold improvements                                    379            246
                                                         ----------     ----------
                                                             16,451         15,804
      Less accumulated depreciation and amortization          6,628          4,688
                                                         ----------     ----------
                                                         $    9,823     $   11,116
                                                         ==========     ==========

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


   Depreciation and amortization of property, plant, and equipment amounted to $2,191,000, $2,352,000, and $2,729,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. We adopted SFAS 142 effective April 1, 2002. As a result, we ceased recording amortization of goodwill on April 1, 2002.

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

   The results of our step one analysis indicated that we had a potential impairment of goodwill. In our step two analysis, the fair value of the goodwill was determined through a third party appraisal. The appraisal determined fair value of the assets and liabilities to be the price that they could be sold for in a current arms-length transaction between willing parties. As a result of our step two impairment testing, we recorded a non-cash "cumulative effect of accounting change" increase in our net loss of approximately $5.5 million.

   Changes in the carrying amount of goodwill for the fiscal year ended March 31, 2003, are as follows (in thousands):

Balance as of April 1, 2002     $  5,546

Impairment charges                (5,546)
                                --------
Balance as of March 31, 2003    $     --
                                ========

   The reconciliation of previously reported net income and earnings per share to adjusted net income and earnings per share excluding goodwill amortization is as follows for the years ended March 31, 2003, 2002 and 2001 (in thousands, except per share data):

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                   2003           2002           2001
                                                ----------     ----------     ----------
Income before cumulative effect
  of change in accounting principle             $   27,046     $   19,407     $   12,653

Goodwill amortization expense, net of tax               --            255            142
                                                ----------     ----------     ----------

Adjusted income before cumulative effect of
Change in accounting principle                  $   27,046     $   19,662     $   12,795
                                                ==========     ==========     ==========

Net income                                      $   21,500     $   19,407     $   12,653

 Goodwill amortization expense, net of tax              --            255            142
                                                ----------     ----------     ----------
Adjusted net income                             $   21,500     $   19,662     $   12,795
                                                ==========     ==========     ==========

Earnings per share - basic:
Income before cumulative effect
  of change in accounting principle             $      .98     $      .62     $      .36

Goodwill amortization expense, net of tax               --            .01             --

Adjusted income before cumulative effect
  of change in accounting principle
                                                ----------     ----------     ----------
                                                $      .98     $      .63     $      .36
                                                ==========     ==========     ==========

Net income                                      $      .78     $      .62     $      .36

Goodwill amortization expense, net of tax               --            .01             --
                                                ----------     ----------     ----------
Adjusted net income                             $      .78     $      .63     $      .36
                                                ==========     ==========     ==========

Earnings per share - diluted:
Income before cumulative effect
  of change in accounting principle             $      .94     $      .52     $      .33

Goodwill amortization expense, net of tax               --            .01             --

Adjusted income before cumulative
  effect of change in accounting principle
                                                ----------     ----------     ----------
                                                $      .94     $      .53     $      .33
                                                ==========     ==========     ==========

Net income                                      $      .75     $      .52     $      .33

Goodwill amortization expense, net of tax               --            .01             --

                                                ----------     ----------     ----------
Adjusted net income                             $      .75     $      .53     $      .33
                                                ==========     ==========     ==========

         Other intangible assets as of March 31, 2003 consist of (in thousands):

                                                                                              WEIGHTED AVERAGE
                               GROSS CARRYING    AMORTIZATION   ACCUMULATED    AMORTIZATION     AMORTIZATION
                                   AMOUNT           EXPENSE     AMORTIZATION      PERIOD           PERIOD
                               --------------    ------------   ------------   ------------   ----------------
Amortized Intangible Assets

 Trademarks                    $        6,848    $        325   $      3,018    10-40 years        17 years

 Trade names                            1,130              57            114     20 years          20 years

 Patents                                  685              98            196      7 years           7 years

 Other                                    350              36             72     10 years          10 years
                               --------------    ------------   ------------
    Total                      $        9,013    $        516   $      3,400
                               ==============    ============   ============

         As of March 31, 2003, estimated amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

2004                       $   407
2005                           407
2006                           369
2007                           305
2008                           241
Thereafter                   3,884
                           -------
                           $ 5,613
                           =======

NOTE 6  -- BORROWINGS:

   As of March 31, 2003 and 2002, short-term borrowings consisted of the following:

                                              2003      2002
                                             -------  --------
                                               (IN THOUSANDS)
Revolver (Revolver A)                        $    --  $  8,671
Foreign bank loan  (Foreign Bank Loan)         1,918     2,632
                                             -------  --------
        Short-term borrowings                $ 1,918  $ 11,303
                                             =======  ========

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


   As of March 31, 2003 and 2002, long-term borrowings consisted of the following:

                                                                     2003           2002
                                                                  ----------     ----------
                                                                       (IN THOUSANDS)
8-1/2% Senior Subordinated Convertible
  Debentures Due 2002  (Debentures)                               $       --     $   20,750
Revolver (Revolver B)                                                     --             --
Term loan (Term Loan)                                                 12,000             --
Notes payable under revolving line of credit (Revolver C)             17,522         16,839
Equipment notes and other                                                191            310
                                                                  ----------     ----------
                                                                      29,713         37,899
Less current maturities                                               11,634          8,853
                                                                  ----------     ----------
        Long-term debt and notes payable                          $   18,079     $   29,046
                                                                  ==========     ==========


   Refinancing Transaction in fiscal 2003. On June 28, 2002, Emerson entered into a $40 million Revolving Credit and Term Loan Agreement ("Loan Agreement") with several U.S. financial institutions. The Loan Agreement provides for a $25 million revolving line of credit (Revolver B) and a $15 million term loan (Term
Loan). The $25 million revolving line of credit replaced Emerson's existing $15 million senior secured facility (Revolver A) and provides for revolving loans subject to individual maximums which, in the aggregate, are not to exceed the lesser of $25 million or a "Borrowing Base" as defined in the Loan Agreement.

   The $15 million term loan (Term Loan) combined with cash earned from Emerson's operations was used to retire all of Emerson's 8.5% Senior Subordinated Convertible Debentures (Debentures) in the amount of $20.75 million.

   Revovler A - As of March 31, 2002, Emerson had an existing Loan and Security Agreement (the "Loan and Security Agreement"), which included a senior secured credit facility in the amount of $15 million with a U.S. financial institution. The facility provided for revolving loans and letters of credit, subject to individual maximums, which in the aggregate, could not exceed the lesser of $15 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. Amounts outstanding under the senior credit facility were secured by (i) substantially all of Emerson's U.S. and Canadian assets except for trademarks, which were subject to a negative pledge covenant, and (ii) a portion of its investment in SSG. At March 31, 2002, the weighted average interest rate on the outstanding borrowings was 7.43%. The interest rate charged on this facility was the prime rate of interest plus 1.25%. Pursuant to the Loan and Security Agreement, the Company was restricted from, among other things, paying cash dividends (other than on the Series A Preferred Stock), redeeming stock in certain instances, and entering into certain transactions without the lender's prior consent and was required to maintain certain net worth levels. As of March 31, 2002, approximately $8.7 million was outstanding under this

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


facility, no letters of credit for inventory purchases were outstanding and the carrying value of the credit facility approximated its fair value. As noted above, this facility was replaced by a Loan Agreement on June 28, 2002.

   Revolver B and Term Loan - On June 28, 2002, Emerson entered into a $40 million Loan Agreement with several U.S. financial institutions. The Loan Agreement provides for a $25 million revolving line of credit (Revolver B) and a $15 million term loan (Term Loan). The $25 million revolving line of credit replaced Emerson's existing $15 million senior secured facility and provides for revolving loans, subject to individual maximums which, in the aggregate, are not to exceed the lesser of $25 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime plus .5% to 1.25% or, at Emerson's election, LIBOR plus 2.00% to 2.75% depending on certain financial covenants. The interest rate charged on the term loan ranges from Prime plus 1.0% to 1.75% or, at Emerson's election, LIBOR plus 2.50% to 3.25% depending on certain financial covenants and amortizes over a three year period. At March 31, 2003, the weighted average interest rate on the outstanding borrowings was 5.0% under the revolver and 4.6% under the term loan. Pursuant to the Loan Agreement, we will be restricted from, among other things, paying cash dividends other than on preferred shares, repurchasing our common stock and entering into certain transactions without the lender's prior consent and are subject to certain net worth and leverage financial covenants. Amounts outstanding under the Loan Agreement are secured by substantially all of Emerson's assets. As of March 31, 2003, approximately $12.0 million was outstanding under this term facility, there were no borrowings under the revolver and the carrying value of the credit facility approximated its fair value.

   Debentures - Senior Subordinated Convertible Debentures ("Debentures"), which were issued by Emerson in August 1995, were retired in the second quarter of fiscal 2003. These Debentures bore interest at the rate of 8 1/2% per annum, payable quarterly, and were subordinated to all existing and future senior indebtedness (as defined in the Indenture governing the Debentures). The Debentures were convertible into shares of Emerson's common stock at any time prior to redemption or maturity at an initial conversion price of $3.9875 per share, subject to adjustment under certain circumstances. The Debentures were redeemable in whole or in part at our option and, in the case of Emerson's exercise of the Debentures call provision, required a call price of 101% of principal, were subject to certain restrictions on transfer and restricted, among other things, the amount of senior indebtedness and other indebtedness that Emerson, and, in certain instances, its consolidated subsidiaries, could incur. Each holder of Debentures had the right to cause Emerson to redeem the Debentures if certain designated events (as defined in the Indenture governing the Debentures) were to occur. At March 31, 2002, the carrying value of the debentures approximated their fair value.

   Revolver C - Notes payable under a revolving line of credit (Revolver C) were issued by SSG in March 2001, replacing a prior facility. The facility provides for a three-year $25 million revolving line of credit, and provides for revolving loans and is subject to individual maximums which, in the aggregate, cannot exceed the lesser of $25 million or a "Borrowing Base" amount based upon specified percentages of eligible accounts receivables and inventories. Amounts outstanding under the senior credit facility are

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


secured by substantially all the assets of the Sport Supply Group, Inc. and subsidiaries. At March 31, 2003 and 2002, the weighted average interest rate on the outstanding borrowings was 4.2% and 4.9%, respectively. The interest rate charged under this facility at March 31, 2003 was 4.25%. Pursuant to loan documents governing this line of credit, the Company is restricted from, among other things, paying cash dividends, and entering into certain transactions without the lender's prior consent. At March 31, 2003, the carrying value of the note payable approximated its fair value.

         Maturities of long-term borrowings as of March 31, 2003, by fiscal year and in the aggregate are as follows (in thousands):

         2004                                                 $ 11,634
         2005                                                   16,304
         2006                                                    1,775
         2007                                                       --
         2008                                                       --
         Thereafter                                                 --
                                                              --------
              Total                                             29,713
         Less current portion                                  (11,634)
                                                              --------
              Total long term portion                         $ 18,079
                                                              ========

NOTE 7 - INCOME TAXES:

                               2003          2002          2001
                             --------      --------      --------
                                         (IN THOUSANDS)
Current:
Federal                            --      $   (160)     $    475
Foreign, state and other        2,011           398           848
Deferred federal              (11,300)       (7,899)       (2,267)
                             --------      --------      --------
                             $ (9,289)     $ (7,661)     $   (944)
                             ========      ========      ========

   The Company, with the exception of SSG, files a consolidated federal and certain state and local income tax returns.

   The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory U.S. rate of 34% to income before income taxes for the years ended March 31, 2003, 2002, and 2001 are analyzed below:

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                        2003          2002          2001
                                      --------      --------      --------
                                                 (IN THOUSANDS)

  Statutory provision                 $  5,389      $  4,089      $  3,981
  Decrease in valuation allowance      (13,069)      (12,057)       (5,246)
  Foreign income taxes                  (1,192)          254           478
  State taxes                              552           302           723
  Minority interest                       (706)         (606)       (1,211)
  Alternative minimum tax                   --            --           305
  Other, net                              (263)          357            26
                                      --------      --------      --------
  Total income tax (benefit)          $ (9,289)     $ (7,661)     $   (944)
                                      ========      ========      ========

         As of March 31, 2003 and 2002, the significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          2003          2002
                                                        --------      --------
                                                            (IN THOUSANDS)

  Deferred tax assets:
      Accounts receivable reserves                      $  4,661      $  5,751
      Inventory reserves                                   1,963         1,913
      Net operating loss carryforwards                    25,005        26,751
      Other                                                  637           965
                                                        --------      --------
            Total deferred tax assets                     32,266        35,380
        Valuation allowance for deferred tax assets       (3,827)      (16,896)
                                                        --------      --------
            Net deferred tax assets                       28,439        18,484
  Deferred tax liabilities:
      Intangible assets                                   (2,104)       (3,173)
      Investment in affiliate                             (1,883)       (1,699)
      Other                                                  (96)         (213)
                                                        --------      --------
            Net deferred taxes                          $ 24,356      $ 13,399
                                                        ========      ========


   Total deferred tax assets for the consumer electronics segment at March 31, 2003 and 2002 include the tax-effected net operating loss carry forwards subject to annual limitations (as discussed below) and tax-effected deductible temporary differences. For the year ended March 31, 2003, the valuation reserve has been reduced for the consumer electronics segment recognizing the future benefits of the deferred tax assets as management believes it is likely that such benefit will be realized in the future.

   The sporting goods segment has net operating loss carryforwards that can be used to offset future taxable income and can be carried forward for 15 to 20 years. A valuation allowance for approximately $3.8 million has been established as realization of the deferred tax assets is dependent on the successful

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


outcome of certain tax planning strategies, as well as the Company's ability to generate sufficient taxable income to fully utilize net operating loss carryforwards.

         Income of foreign subsidiaries before taxes was $6,198,000, $2,808,000, and $7,486,000 for the years ended March 31, 2003, 2002, and 2001, respectively.

   As of March 31, 2003, the Company had a federal net operating loss carryforward of approximately $102,000,000, which will expire in the years 2006 through 2019. The utilization of these net operating losses are subject to limitations under IRC section 382. In addition, SSG has federal net operating loss carryforwards of approximately $25,200,000, which will expire in the years 2011 through 2022.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES:

LEASES:

  The Company leases warehouse and office space with annual commitments as follows (in thousands):

                            FISCAL YEARS                     AMOUNT
                            ------------                     ------
                                2004                         $2,699
                                2005                          2,001
                                2006                            694
                                2007                            494
                                2008                            256

   Rent expense which includes month-to-month leases, aggregated $3,489,000, $3,413,000, and $3,064,000 for fiscal 2003, 2002, and 2001, respectively.

LETTERS OF CREDIT:

   There were no letters of credit outstanding under the Loan Agreement (See
Note 6) as of March 31, 2003 or under the Loan and Security Agreement as of March 31, 2002. The Company's Hong Kong subsidiary also currently maintains various credit facilities aggregating $52.5 million with banks in Hong Kong subject to annual review consisting of the following: (i) a $7.5 million credit facility with a $2.5 million seasonal increase which is generally used for letters of credit for inventory purchases, and (ii) two credit facilities totaling $45 million with seasonal over - advances, for the benefit of a foreign subsidiary, which is for the establishment of back-to-back letters of credit with the Company's largest customers. At March 31, 2003, the Company's Hong Kong subsidiary had pledged $1.7 million in certificates of deposit to this bank to assure the availability of the $7.5 million credit facility. At March 31, 2003, there were $4,136,000 and $1,807,000 of letters of credit outstanding under these credit facilities. The credit facility

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


requires a net worth covenant of the foreign subsidiary, which the Company was in compliance with at March 31, 2003.

CAPITAL EXPENDITURE AND OTHER COMMITMENTS:

       As of March 31, 2003, there were no material capital expenditure commitments and there were no substantial commitments for purchase orders outside the normal purchase orders used to secure product for either segment.

EMPLOYEE BENEFIT PLAN:

       The Company currently sponsors defined contribution 401 (k) retirement plans which are subject to the provisions of ERISA. Under the consumer electronics segment plan, Emerson matches a percentage of the participants' contributions up to a specified amount. Under the sporting goods segment plan, SSG has not matched a percentage of the participant's contributions for the last two fiscal years. The combined contributions to the plans for fiscal 2003, 2002 and 2001 were $72,000, $56,000, and $143,000, respectively.

NOTE 9 -- STOCK BASED COMPENSATION:

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

                                         NUMBER OF        WEIGHTED AVERAGE
                                          SHARES           EXERCISE PRICE
                                        -----------       ----------------
Outstanding - March 31, 2000              1,322,000           $    1.05
     Granted                                248,000                1.00
     Exercised                              (75,000)               1.00
     Canceled                               (11,666)               1.00
                                        -----------       ----------------
Outstanding - March 31, 2001              1,483,334                1.04
     Granted                                 26,000                1.50
     Canceled                               (13,334)               1.00
                                        -----------       ----------------
Outstanding - March 31, 2002              1,496,000                1.05
     Exercised                             (366,397)               1.00
     Canceled                               (75,000)               1.00
                                        -----------       ----------------
Outstanding - March 31, 2003              1,054,603           $    1.07
                                        -----------       ----------------

Exercisable at March 31, 2003               962,913           $    1.07
                                        ===========       ================

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


       The following table provides additional information as to the options outstanding under the Stock Compensation Program as of March 31, 2003:

                                          OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                -----------------------------------------    -----------------------------
                                                  WEIGHTED       WEIGHTED
                                                  AVERAGE         AVERAGE                      WEIGHTED
                                  AMOUNT         REMAINING       EXERCISE      AMOUNT          AVERAGE
RANGE OF EXERCISE PRICES        OUTSTANDING   CONTRACTUAL LIFE     PRICE     EXERCISABLE    EXERCISE PRICE
------------------------        -----------   ----------------   --------    -----------    --------------
 $1.00 - $1.00                      428,603          4.8         $   1.00        354,255        $  1.00
 $1.10 - $1.10                      600,000          1.3             1.10        600,000           1.10
 $1.50 - $1.50                       26,000          8.0             1.50          8,658           1.50
                                -----------                                  -----------
                                  1,054,603          2.9             1.07        962,913           1.07
                                ===========                                  ===========

   Subject to the terms set forth in each option agreement, generally, the term of each option is ten years, except for options issued to any person who owns more than 10% of the voting power of all classes of capital stock, for which the term is five years. Options may not be exercised during the first year after the date of the grant. Thereafter, each option becomes exercisable on a pro rata basis on each of the first through third anniversaries of the date of the grant. The exercise price of options granted must be equal to, or greater than the fair market value of the shares on the date of the grant, except that the option price with respect to an option granted to any person who owns more than 10% of the voting power of all classes of capital stock shall not be less than 110% of the fair market value of the shares on the date of the grant. As of March 31, 2003, there were a total of 1,054,603 options outstanding with exercise prices ranging from $1.00 per share to $1.50 per share. As of March 31, 2003, 962,913 of the total options outstanding were fully vested with 91,690 options vesting through April 2004. At March 31, 2003, 2002 and 2001, the weighted average exercise price of exercisable options under the Program was $1.07, $1.05 and $1.04, respectively.

   In October 1994, Emerson's Board of Directors adopted, and the stockholders subsequently approved, the 1994 Non-Employee Director Stock Option Plan. The maximum number of shares of Common Stock available under such plan is 300,000 shares. A summary of transactions under the plan for the three years ending March 31, 2003 is as follows:

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                              NUMBER OF     WEIGHTED AVERAGE
                                                SHARES       EXERCISE PRICE
                                              ---------     ----------------
Outstanding--March 31, 2000                     100,000          $  1.00
     Granted                                     75,000             1.00
                                              ---------     ----------------
Outstanding - March 31, 2001, and March,
          31, 2002                              175,000             1.00
     Exercised                                  (41,667)            1.00
                                              ---------     ----------------
Outstanding - March 31, 2003                    133,333          $  1.00
                                              =========     ================

Exercisable at March 31, 2003                   108,330          $  1.00
                                              =========     ================

       The following table provides additional information as to the options outstanding under the Non-Employee Director Stock Option Plan as of March 31, 2003:


                                          OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                -----------------------------------------    -----------------------------
                                                  WEIGHTED       WEIGHTED
                                                  AVERAGE         AVERAGE                      WEIGHTED
                                  AMOUNT         REMAINING       EXERCISE      AMOUNT          AVERAGE
RANGE OF EXERCISE PRICES        OUTSTANDING   CONTRACTUAL LIFE     PRICE     EXERCISABLE    EXERCISE PRICE
------------------------        -----------   ----------------   --------    -----------    --------------

 $1.00 - $1.00                      133,333          3.6         $   1.00        108,330        $   1.00
                                -----------                                  -----------
                                    133,333          3.6             1.00        108,330            1.00
                                ===========                                  ===========

   All options granted under the Non-Employee director Stock Option Plan during the fiscal years ending March 31, 2001, 2002 and 2003 were at exercise prices equal to or greater than the fair market value of Emerson's stock on the date of the grant.

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

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


employees, or such earlier date as determined by the Board of Directors of SSG (or a Stock Option Committee comprised of members of the Board of Directors).

   A summary of transactions under the SSG Plan for the fiscal year ending March 31, 2003 is as follows:

                                              NUMBER OF     WEIGHTED AVERAGE
                                                SHARES       EXERCISE PRICE
                                              ---------     ----------------
Outstanding - March 31, 2000                   1,097,199      $     7.76
     Granted                                       9,375            1.46
     Canceled                                   (199,645)           7.95
                                              ----------      ----------
Outstanding - March 31, 2001                     906,929            7.65
     Granted                                      29,375            1.30
     Canceled                                    (10,125)           8.09
                                              ----------      ----------
Outstanding - March 31, 2002                     926,179            7.45
     Granted                                      19,375            1.69
     Exercised                                        --              --
     Canceled                                   (637,112)           7.64
                                              ----------      ----------
Outstanding - March 31, 2003                     308,442      $     6.70
                                              ==========      ==========

Exercisable at March 31, 2003                    285,108      $     7.28
                                              ==========      ==========


       The following table provides additional information as to the options outstanding under the SSG Plan as of March 31, 2003:

                                          OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                -----------------------------------------    -----------------------------
                                                  WEIGHTED       WEIGHTED
                                                  AVERAGE         AVERAGE                      WEIGHTED
                                  AMOUNT         REMAINING       EXERCISE      AMOUNT          AVERAGE
RANGE OF EXERCISE PRICES        OUTSTANDING   CONTRACTUAL LIFE     PRICE     EXERCISABLE    EXERCISE PRICE
------------------------        -----------   ----------------   --------    -----------    --------------
 $0.95 - $2.00                       58,125        8.71          $   1.46         34,791       $   1.38
 $6.13 - $7.50                       91,817        4.88              7.07         91,817           7.07
 $7.88 - $9.44                      158,500        6.25              8.40        158,500           8.40
                                -----------                                  -----------
                                    308,442        6.30              6.70        285,108       $   7.11
                                ===========                                  ===========


   All options granted under the SSG Plan during the fiscal year ending March 31, 2003 were at exercise prices equal to or greater than the fair market value of SSG's stock on the date of the grant.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 10 -- SHAREHOLDER'S EQUITY:

Common Shares:

   Authorized common shares consists of 75,000,000 shares of common shares, par value $.01 per share, of which, 27,413,089 shares were outstanding and 24,568,342 shares were held in treasury at March 31, 2003, and 31,166,478 shares were outstanding and 20,309,033 shares were held in treasury at March 31, 2002.

Common Stock Repurchase Program:

   In January 2000 Emerson's Board authorized a share repurchase program for 5,000,000 shares and in September 2001 a 1,000,000 share repurchase program was approved by the Board superceding the previous program. In fiscal 2003, the Company repurchased 159,300 shares for $197,000. In fiscal 2002, the Company repurchased 177,500 shares for $236,000, and in fiscal 2001, repurchased 100,000 shares for $75,000, pursuant to the programs. The shares were repurchased in the open market and were funded by working capital.

Additional Common Stock Repurchases:

   On May 25, 2000, the Company entered into a Termination, Settlement, Redemption and Option Agreement, (the "Agreement") with Geoffrey P. Jurick, its Chairman, Chief Executive Officer and President, and two of Mr. Jurick's institutional creditors, resolving outstanding litigation between Mr. Jurick and two of his three outside creditors. In accordance with the Agreement, the Company, on May 25, 2000, purchased 7.0 million shares of Common Stock from the two institutional creditors for $6.0 million. On July 31, 2000, the Company purchased 8,177,533 shares of Common Stock for approximately $4.1 million in a private transaction as part of the terms of the Agreement. Additionally under the terms of the Agreement, the Company was granted an option to purchase from the two institutional creditors the remaining 4.1 million shares of Common Stock owned by them for approximately $5.5 million (the "Option Purchase Price"). On May 25, 2001, the Company extended the option term for one additional year by making a $550,000 payment. On June 10, 2002, the Company exercised the 4.1 million share option for $5.5 million. The Company used cash generated from operations and required no additional borrowings to complete this transaction. Since the Company and its stockholders benefited from the repurchase of such shares, it also incurred the cost of exercising the extension option and, accordingly, would not seek such an expense reimbursement from Mr. Jurick.

Series A Convertible Preferred Stock:

   The Company has issued and outstanding 3,677 shares of Series A Convertible Preferred Stock, ("Preferred Stock") $.01 par value, with a face value of $3,677,000, which had no market value as of March 31, 2003. Effective March 31, 2002 the conversion feature of the Preferred shares expired. Dividends accrued through March 31, 2002 were reversed into shareholder's equity. The Preferred Stock is

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


non-voting and was convertible into Common Stock through March 31, 2002, at a price per share of Common Stock equal to 80% of the defined average market value of a share of Common Stock on the date of conversion. Effective March 31, 2001, dividends were no longer accrued on these shares.

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

   On August 1, 2002, Emerson granted 200,000 warrants with an exercise price of $2.20, which 100,000 warrants vest after six months and 100,000 warrants vest one year from date of grant in conjunction with a consulting agreement. The warrants were valued using the Black-Scholes option valuation model and will be recognized over the related service period of the consulting agreement which corresponds to the vesting period. During February 2003, 100,000 of these warrants were exercised, and accordingly the Company issued 100,000 shares of common stock. For the fiscal year ending March 31, 2003, approximately $49,000 was expense to operations as a result of the granting of these options.

NOTE 11 -- NET EARNINGS PER SHARE:

   The following table sets forth the computation of basic and diluted earnings per share for the years ended March 31, 2003, March 31, 2002, and March 31, 2001

                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                       2003         2002         2001
                                                     --------     --------     --------
NUMERATOR:
Net income                                           $ 21,500     $ 19,407     $ 12,653
Less:  preferred stock dividends, and repurchase
    Costs                                                  --           --           51
                                                     --------     --------     --------
Numerator for basic earnings
    per share - income available to
    common stockholders                                21,500       19,407       12,602
Add back to effect assumed conversions:
    Preferred stock dividends                              --           --           51
    Interest on convertible debentures                     --        1,764           --
                                                     --------     --------     --------
Numerator for diluted earnings
    per share                                        $ 21,500     $ 21,171     $ 12,653
                                                     ========     ========     ========

DENOMINATOR:
Denominator for basic earnings per share -
   weighted average shares                             27,716       31,298       35,066
Effect of dilutive securities:
   Preferred  shares                                       --        3,531        3,066
   Options                                                924          452          437
   Convertible debentures                                  --        5,204           --
                                                     --------     --------     --------
Denominator for diluted earnings  per share -                                    38,569
   weighted average shares and assumed conversions     28,640       40,485
                                                     ========     ========     ========
Basic income per share                               $    .78     $    .62     $    .36
                                                     ========     ========     ========
Diluted income per share                             $    .75     $    .52     $    .33
                                                     ========     ========     ========

   Senior Subordinated Debentures convertible into 5,204,000 shares of common stock if converted were not included in computing diluted earnings per share for fiscal 2001 because the effect would be antidilutive.

NOTE 12 -- LICENSE AGREEMENTS:

   Emerson has several license agreements that allow licensees to use the "(EMERSON LOGO)" and "H.H. Scott(R) trademarks for the manufacture and/or the sale of consumer electronics and other products and are referred to as outbound licenses. These license agreements primarily cover North America, South America, Mexico and Europe, are subject to renewal at the initial expiration of the agreements and are governed by the laws of the United States. License revenues recognized and earned in fiscal 2003, 2002, and 2001 were approximately $10,388,000, $6,952,000, and $3,930,000, respectively. Emerson records a majority of licensing revenues as earned over the term of the related agreements.

   Effective January 1, 2001, Emerson began a license agreement ("Video License Agreement") with Funai Corporation, Inc. ("Funai"), which was amended to extend the Video License Agreement to December 31, 2004 and replaced a prior agreement with Daewoo Electronics Co. Ltd. ("Daewoo"). The Video License Agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the "(EMERSON LOGO)" trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, Emerson will receive non-refundable minimum annual royalty payments of $4.3 million for each calendar year and a license fee on sales of product subject to the Video License Agreement in excess of the minimum annual royalties. The minimums are credited against royalties earned for the sale of products. During fiscal 2003, 2002 and 2001, revenues of $8,520,000, $5,624,000 and $1,075,000 respectively, were recorded under this agreement.

     NOTE 13-- LEGAL PROCEEDINGS:

   The Company is involved in legal proceedings and claims of various types in the ordinary course of business. While any such litigation to which the Company is a party contains an element of uncertainty,

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


management presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 14 --BUSINESS SEGMENT INFORMATION AND MAJOR CUSTOMERS:

   The Company has two business segments, the consumer electronics business and the sporting goods segment. Operations in these business segments are summarized below by geographic area (in thousands):

                                                          YEAR ENDED MARCH 31, 2003
                                                 ------------------------------------------
                                                   U.S.          FOREIGN       CONSOLIDATED
                                                 ---------      ---------      ------------
Sales from external customers - consumer
  electronics                                    $ 240,580      $   4,587      $    245,167
Sales from external customers - sporting
  goods                                            102,360            257           102,617
                                                 ---------      ---------      ------------
     Total sales from external customers         $ 342,940      $   4,844      $    347,784
                                                 =========      =========      ============

Income (loss) before income taxes and
  cumulative effect of change in
  accounting principle - consumer
  electronics                                    $  19,335      $     (17)     $     19,318
Loss before income taxes and cumulative
  effect of change in accounting principle
  - sporting  goods                                 (1,561)            --            (1,561)
                                                 ---------      ---------      ------------
     Total income (loss) before income taxes
       and cumulative effect of change in
       accounting principle                      $  17,774      $     (17)     $     17,757
                                                 =========      =========      ============

Identifiable assets - consumer electronics       $  60,375      $   9,504      $     69,879

Identifiable assets - sporting goods                64,683             --            64,683
                                                 ---------      ---------      ------------

     Total identifiable assets                   $ 125,058      $   9,504      $    134,562
                                                 =========      =========      ============

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                         YEAR ENDED MARCH 31, 2001
                                                 ------------------------------------------
                                                    U.S.         FOREIGN       CONSOLIDATED
                                                 ---------      ---------      ------------
Sales from external customers - consumer
  electronics                                    $ 208,127      $   4,320      $    212,447

Sales from external customers - sporting
  goods                                            103,010            591           103,601
                                                 ---------      ---------      ------------
     Total sales from external customers         $ 311,137      $   4,911      $    316,048
                                                 =========      =========      ============

Income (loss) before income taxes and
   cumulative effect of change in
   accounting principle - consumer
   electronics                                   $  15,330      $      (1)     $     15,329
Loss before income  taxes and cumulative
   effect of change in accounting principle
   - sporting goods                                 (3,583)            --            (3,583)
                                                 ---------      ---------      ------------
     Total income (loss) before income taxes
     and cumulative effect of change in
     accounting principle                        $  11,747      $      (1)     $     11,746
                                                 =========      =========      ============

Identifiable assets - consumer electronics       $  46,395      $  22,137      $     68,532
Identifiable assets - sporting goods                67,307             --            67,307
                                                 ---------      ---------      ------------
     Total identifiable assets                   $ 113,702      $  22,137      $    135,839
                                                 =========      =========      ============

                                                         YEAR ENDED MARCH 31, 2001
                                                 ------------------------------------------
                                                    U.S.         FOREIGN       CONSOLIDATED
                                                 ---------      ---------      ------------
Sales from external customers - consumer
  electronics                                    $ 250,866      $   9,077      $    259,943
Sales from external customers - sporting
  goods                                            112,653            408           113,061
                                                 ---------      ---------      ------------
     Total sales to unaffiliated customers       $ 363,519      $   9,485      $    373,004
                                                 =========      =========      ============
Income (loss) before income  taxes and
    cumulative effect of change in
   accounting principle - consumer
   electronics                                   $  17,380      $     (25)     $     17,355
Loss before income  taxes and cumulative
   effect of change in accounting principle
   - sporting goods                                 (5,646)            --            (5,646)
                                                 ---------      ---------      ------------
     Total income (loss) before income taxes
     and change in accounting principle          $  11,734      $     (25)     $     11,709
                                                 =========      =========      ============

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    Identifiable assets are those assets used in operations in each geographic area. In addition to operating assets, at March 31, 2003, 2002, and 2001, there were non-operating assets of $9,492,000, $9,136,000 and $9,282,000, respectively, located in foreign countries.

   The Company's net sales to one customer aggregated approximately 23%, 21% and 41% of consolidated net revenues for the years ended March 31, 2003, 2002, and 2001, respectively. The Company's net sales to another customer aggregated 17%, 19%, and 14% for the years ended March 31, 2003, 2002, and 2001, respectively. The trade accounts receivable balance of both customers, net of specific reserves was not material as of March 31, 2003. The Company's net sales to a third customer, a customer that filed for bankruptcy protection in fiscal 2002, aggregated 11%, 6%, and less than 1% for the years ended March 31, 2003, 2002 and 2001. The trade accounts receivable balance, net of specific reserves for the third customer approximated 5%, 15%, and 0% of consolidated trade accounts receivable as of March 31, 2003, 2002 and 2001. The Company has policies and procedures to limit its credit risk related to this customer.

NOTE 15 -- DERIVATIVE FINANCIAL INSTRUMENTS

     As of March 31, 2003, the Company had outstanding an interest swap agreement that converts $10 million of its variable rate Loan Agreement to a fixed rate instrument through 2004. This swap agreement is designated as a cash flow hedge and the change in fair value of the hedge is recorded in other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affected earnings. During fiscal 2003, the Company recorded a charge of approximately $100,000 related to the ineffective portion of the cash flow hedge. Subsequent to March 31, 2003, the Company terminated the interest rate swap agreement as a result of total borrowing covered under the hedge were to be below the $10 million level.

NOTE 16 -- QUARTERLY INFORMATION (UNAUDITED):

  The following table sets forth certain information regarding the Company's results of operations for each full quarter within the fiscal years ended March 31, 2003 and March 31, 2002, with amounts in thousands, except for per share data. Due to rounding, quarterly amounts may not fully sum to yearly amounts. (In thousands, except per share data).

                                                FISCAL 2003                                       FISCAL 2002
                                                -----------                                       ------------
CONSOLIDATED STATEMENT
OF OPERATIONS                1st Qtr       2nd Qtr      3rd Qtr      4th Qtr      1st Qtr      2nd Qtr      3rd Qtr      4th Qtr
------------------------     --------      --------     --------     --------     --------     --------     --------     --------
Net revenues                 $ 83,581      $115,629     $ 89,945     $ 58,629     $ 76,342     $110,181     $ 70,113     $ 59,412

Operating income                5,484         8,968        4,220          865        2,656        5,568        1,107          983

Net income (loss)              (2,886)        5,952        3,278       15,156        2,193        4,739        4,131        8,344

Net income  per
  common share - basic           (.10)          .22          .12          .55          .07          .15          .13          .27

Net income per
  common share - diluted         (.08)          .21          .12          .53          .06          .13          .11          .22

Weighted average shares
   Outstanding - basic         29,444        26,948       27,129       27,345       31,344       31,343       31,274       31,233

Weighted average shares
   Outstanding - diluted       35,025        27,946       28,270       28,524       34,948       40,099       40,253       40,357

       The first quarter of fiscal 2003 was restated as a result of the Company's adoption of SFAS No. 142 and reflects the non-cash charge of approximately $5.5 million to reduce the carrying value of goodwill. See Note 5
- Goodwill and Other Intangible Assets of Notes to the Consolidated Financial Statements for further information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The information required is incorporated herein by reference to Emerson's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before July 29, 2003.

ITEM 11. EXECUTIVE COMPENSATION

         The information required is incorporated herein by reference to Emerson's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before July 29, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required is incorporated herein by reference to Emerson's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before July 29, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required is incorporated herein by reference to Emerson's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before July 29, 2003.

ITEM 14.  CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a) Financial Statements and Schedules. See Item 8

    (b) Reports on Form 8-K - During the three month period ended March 31, 2003, the following Form 8-K's were filed:

           On March 17, 2003, we announced the filing of a registration statement in connection with the proposed public offering of our common stock owned by Geoffrey P. Jurick, our Chairman, Chief Executive Officer and President.

           On March 17, 2003, we announced the filing of a registration statement on Form S-3 with the Securities and Exchange Commission with the risk factors attached to the Current Report on Form 8-K.

           On June 30, 2003, we announced the filing with the Securities and Exchange Commission to extend the filing date of the Company's Form 10-K for the fiscal year ended March 31, 2003.

    (c) Exhibits

 Exhibit Number
 --------------
       3.1          Certificate of Incorporation of Emerson (incorporated by
                    reference to Exhibit (3) (a) of Emerson's Registration
                    Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

       3.2          Amended and Restated Certificate of Incorporation of Sport
                    Supply Group, Inc. (incorporated by reference to Exhibit 4.1 of Sport Supply's Registration Statement on Form S-8,
                    Registration No. 33-80028).

       3.3 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sport Supply Group, Inc. (incorporated by reference to Exhibit 4.1 of Sport Supply's Registration
                    Statement on Form S-8, Registration No. 33-80028).

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

       3.8          Amended and Restated Bylaws of Sport Supply Group, Inc.
                    (incorporated by reference to Exhibit 3.2 of Sport Supply's
                    Annual Report on Form 10-K for the year ended November 1,
                    1996).

       10.4 Stipulation of Settlement and Order dated June 11, 1996 by and among the Official Liquidator of Fidenas International
                    Bank Limited, Petra Stelling, Barclays Bank PLC, the
                    Official Liquidator of Fidenas Investment Limited, Geoffrey
                    P. Jurick, Fidenas International Limited, L.L.C., Elision
                    International, Inc., GSE Multimedia Technologies Corporation and Emerson. (incorporated by reference to Exhibit 10(af) of Emerson's Annual Report on Form 10-K for the year ended
                    March 31, 1996.)

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

       10.12.1 First Amendment to License Agreement dated February 19, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.1) of Emerson's Annual Report on Form 10-K for the year ended March 31, 2002).

       10.12.2      Second Amendment to License Agreement effective August 1,
                    2002 by and between Funai Corporation and Emerson
                    (incorporated by reference to Exhibit (10.12.2) of Emerson's
                    Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 2002).

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

       10.13.2      Fourth Lease Modification made the 12th day of February,
                    2003 between Hartz Mountain Parsippany and Emerson. *

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

       10.15.1 Supplemental Letter of Employment for Marino Andriani, effective as of April 1, 2001 (incorporated by reference to Exhibit 10.15.1 of Emerson's Annual Report on Form 10-K for the year ended March 31, 2001).

       10.16        Letter of Employment for Patrick Murray, dated May 3, 2001
                    (incorporated by reference to Exhibit 10.16 of Emerson's
                    Annual Report on Form 10-K for the year ended March 31,
                    2001).

       10.17        Form of Indemnification Agreement entered into between Sport
                    Supply and each of the directors of Sport Supply and Sport
                    Supply's General Counsel (incorporated by reference to
                    Exhibit 10.3 of Sport Supply's Registration Statement on
                    Form S-1, Registration No. 33-39218).

       10.18        Sport Supply Group, Inc. Amended and Restated Stock Option
                    Plan (incorporated by reference to Exhibit 4.1 of Sport
                    Supply's Registration Statement on Form S-1, Registration
                    No. 33-27193).

       10.19 Assignment and Assumption Agreement, dated to be effective as of February 28, 1992, by and between Aurora and Sport
                    Supply Group, Inc. (incorporated by reference to Exhibit
                    10.27 of Sport Supply's Annual Report on Form 10-K for the year ended 1991).

       10.20 Amendment No. 1 to AMF Licensing Agreement (incorporated by reference to Exhibit 10 of Sport Supply's Quarterly Report on Form 10-Q for the quarter ended January 1, 1999).

       10.21 License Agreement, dated as of September 23, 1991, by and between Proacq Corp. and Sport Supply Group, Inc.
                    (incorporated by reference to Exhibit 10.17 of Sport
                    Supply's Annual Report on Form 10-K for the year ended
                    1991).

       10.22        Sport Supply Group Employees' Savings Plan dated June 1,
                    1993 (incorporated by reference to Exhibit 10.27 of Sport
                    Supply's Annual Report on Form 10-K for the year ended
                    1993).

       10.23 Management Services Agreement dated July 1, 1997 to be effective as of March 7, 1997 by and between Sport Supply
                    Group, Inc. and Emerson (incorporated by reference to Exhibit 10.2 of Sport Supply's Quarterly Report on Form 10-Q for the quarter ended August 1, 1997 ).

       10.24        Non-Qualified Stock Option Agreement by and between Sport
                    Supply Group, Inc. and Geoffrey P. Jurick (incorporated by reference to Exhibit 10.5 of Sport Supply's Quarterly Report on Form 10-Q for the quarter ended August 1, 1997).

       10.26 Employment between Emerson Radio Corp. and John J. Raab, effective as of September 1, 2001 (incorporated by reference to Exhibit 10.26 of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

       10.26.1      Employment Agreement between Emerson Radio Corp. and
                    Elizabeth J. Calianese McPartland, effective as of September
                    1, 2001 (incorporated by reference to Exhibit 10.26.1 of
                    Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

       10.26.2      Letter re Employment Agreement between Emerson Radio Corp.,
                    Emerson Radio International Ltd., Emerson Radio (Hong Kong)
                    Limited and Geoffrey P. Jurick, effective as of September 1,
                    2001 (incorporated by reference to Exhibit 10.26.2 of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

       10.26.3      Employment Agreement between Emerson Radio Corp. and Kenneth
                    A. Corby, effective as of September 1, 2001 (incorporated by reference to Exhibit 10.26.3 of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

       10.27 Revolving Credit and Term Loan Agreement dated June 28, 2002 among Emerson Radio Corp., Majexco Imports, Inc., Emerson
                    Radio (Hong Kong) Ltd., and Emerson Radio International Ltd.
                    Jointly and Severally, and PNC Bank, National Association
                    (incorporated by reference to Exhibit 10.27 of Emerson's
                    Quarterly Report on Form 10-Q for the quarter ended December
                    31, 2002).

       10.28        Common Stock Purchase Warrant Agreement entered into on
                    August 1, 2002 by and between Emerson Radio Corp. and
                    Further Lane Asset Management LP (incorporated


                    by reference to Exhibit 10.28 of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

       10.35 Loan and Security Agreement dated March 27, 2001 by and between Sport Supply Group, Inc. and Congress Financial
                    Corporation (incorporated by reference to Exhibit 10.29 of Sport Supply's Annual Report on Form 10-K for the year ended
                    March 30, 2001).

       10.35.1      First Amendment to the Loan and Security Agreement dated
                    October 1, 2002 by and Between Sport Supply Group, Inc. and
                    Congress Financial Corporation (incorporated by reference to
                    Exhibit 10.2 of Sport Supply's Quarterly Report on Form 10-Q for the quarter ended December 27, 2002).

       12           Computation of Ratio of Earnings (Loss) to Combined Fixed
                    Charges and Preferred Stock Dividends. *

       21           Subsidiaries of the Company as of March 31, 2003. *

       23           Consent of Independent Auditors. *

       99.1         Certification of Chief Executive Officer, as required by
                    Section 906 of the Sarbanes-Oxley Act of 2002. *

       99.2         Certification of Chief Financial Officer, as required by
                    Section 906 of the Sarbanes-Oxley Act of 2002. *

----------
* Filed herewith.

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

Dated:  July 11, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Geoffrey P. Jurick                         Chairman of the Board,                           July 11, 2003
Geoffrey P. Jurick                             Chief Executive Officer and
                                               President
                                               (Principal Executive Officer)


/s/ Kenneth A. Corby                           Executive Vice President,                        July 11, 2003
Kenneth A. Corby                               Chief Financial Officer
                                               (Principal Finance and
                                               Accounting Officer)


/s/ Robert H. Brown, Jr.                       Director                                         July 11, 2003
Robert H. Brown, Jr.


/s/ Peter G. Bunger                            Director                                         July 11, 2003
Peter G. Bunger


/s/ Jerome H. Farnum                           Director                                         July 11, 2003
Jerome H. Farnum


/s/ Stephen H. Goodman                         Director                                         July 11, 2003
Stephen H. Goodman

                                 Certifications

           PURSUANT TO SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002

I, Geoffrey P. Jurick, certify that:

1. I have reviewed this annual report on Form 10-K of Emerson Radio Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 11, 2003

                                                /s/ Geoffrey P. Jurick
                                                -----------------------
                                                Chairman of the Board,
                                                Chief Executive Officer and
                                                President

                                 CERTIFICATIONS
           PURSUANT TO SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002

I, Kenneth A. Corby, certify that:

1. I have reviewed this annual report on Form 10-K of Emerson Radio Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  July 11, 2003

                                                   /s/ Kenneth A. Corby
                                                   ------------------------
                                                   Executive Vice President and
                                                   Chief Financial Officer

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                   COLUMN A                          COLUMN B      COLUMN C      COLUMN D         COLUMN E
------------------------------------------------   -----------    -----------   ------------     -----------
                                                    BALANCE AT     CHARGED TO                      BALANCE
                                                    BEGINNING      COSTS AND                      AT END OF
                  DESCRIPTION                        OF YEAR        EXPENSES     DEDUCTIONS        YEAR (B)
------------------------------------------------   -----------    -----------   ------------     -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS/CHARGEBACKS:
     Year ended:
           March 31, 2003                            $ 2,960        $ 2,546      $ 3,861(A)        $ 1,645
           March 31, 2002                              3,015          1,543        1,598(A)          2,960
           March 31, 2001                              3,284            (14)         255(A)          3,015


SALES RETURN RESERVES:
     Year ended:

           March 31, 2003                            $ 6,072        $16,150      $16,161           $ 6,061
           March 31, 2002                              6,369         14,902       15,199             6,072
           March 31, 2001                              6,495         19,012       19,138             6,369

(A) Accounts written off, net of recoveries.

(B) Amounts do not include certain accounts receivable reserves that are disclosed as "allowances" on the Consolidated Balance Sheets since they are not valuation reserves.

                               INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                           DESCRIPTION
 --------------                       -----------
       3.1          Certificate of Incorporation of Emerson (incorporated by
                    reference to Exhibit (3) (a) of Emerson's Registration
                    Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

       3.2          Amended and Restated Certificate of Incorporation of Sport
                    Supply Group, Inc. (incorporated by reference to Exhibit 4.1 of Sport Supply's Registration Statement on Form S-8,
                    Registration No. 33-80028).

       3.3 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sport Supply Group, Inc. (incorporated by reference to Exhibit 4.1 of Sport Supply's Registration
                    Statement on Form S-8, Registration No. 33-80028).

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

       3.8          Amended and Restated Bylaws of Sport Supply Group, Inc.
                    (incorporated by reference to Exhibit 3.2 of Sport Supply's
                    Annual Report on Form 10-K for the year ended November 1,
                    1996).

       10.4 Stipulation of Settlement and Order dated June 11, 1996 by and among the Official Liquidator of Fidenas International
                    Bank Limited, Petra Stelling, Barclays Bank PLC, the
                    Official Liquidator of Fidenas Investment Limited, Geoffrey
                    P. Jurick, Fidenas International Limited, L.L.C., Elision
                    International, Inc., GSE Multimedia Technologies Corporation and Emerson. (incorporated by reference to Exhibit 10(af) of Emerson's Annual Report on Form 10-K for the year ended
                    March 31, 1996.)

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

       10.12.1 First Amendment to License Agreement dated February 19, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.1) of Emerson's Annual Report on Form 10-K for the year ended March 31, 2002).

       10.12.2      Second Amendment to License Agreement effective August 1,
                    2002 by and between Funai Corporation and Emerson
                    (incorporated by reference to Exhibit (10.12.2) of Emerson's
                    Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 2002).

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

       10.13.2      Fourth Lease Modification made the 12th day of February,
                    2003 between Hartz Mountain Parsippany and Emerson. *

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

       10.15.1 Supplemental Letter of Employment for Marino Andriani, effective as of April 1, 2001 (incorporated by reference to Exhibit 10.15.1 of Emerson's Annual Report on Form 10-K for the year ended March 31, 2001).

       10.16        Letter of Employment for Patrick Murray, dated May 3, 2001
                    (incorporated by reference to Exhibit 10.16 of Emerson's
                    Annual Report on Form 10-K for the year ended March 31,
                    2001).

       10.17        Form of Indemnification Agreement entered into between Sport
                    Supply and each of the directors of Sport Supply and Sport
                    Supply's General Counsel (incorporated by reference to
                    Exhibit 10.3 of Sport Supply's Registration Statement on
                    Form S-1, Registration No. 33-39218).

       10.18        Sport Supply Group, Inc. Amended and Restated Stock Option
                    Plan (incorporated by reference to Exhibit 4.1 of Sport
                    Supply's Registration Statement on Form S-1, Registration
                    No. 33-27193).

       10.19 Assignment and Assumption Agreement, dated to be effective as of February 28, 1992, by and between Aurora and Sport
                    Supply Group, Inc. (incorporated by reference to Exhibit
                    10.27 of Sport Supply's Annual Report on Form 10-K for the year ended 1991).

       10.20 Amendment No. 1 to AMF Licensing Agreement (incorporated by reference to Exhibit 10 of Sport Supply's Quarterly Report on Form 10-Q for the quarter ended January 1, 1999).

       10.21 License Agreement, dated as of September 23, 1991, by and between Proacq Corp. and Sport Supply Group, Inc.
                    (incorporated by reference to Exhibit 10.17 of Sport
                    Supply's Annual Report on Form 10-K for the year ended
                    1991).

       10.22        Sport Supply Group Employees' Savings Plan dated June 1,
                    1993 (incorporated by reference to Exhibit 10.27 of Sport
                    Supply's Annual Report on Form 10-K for the year ended
                    1993).

       10.23 Management Services Agreement dated July 1, 1997 to be effective as of March 7, 1997 by and between Sport Supply
                    Group, Inc. and Emerson (incorporated by reference to Exhibit 10.2 of Sport Supply's Quarterly Report on Form 10-Q for the quarter ended August 1, 1997 ).

       10.24        Non-Qualified Stock Option Agreement by and between Sport
                    Supply Group, Inc. and Geoffrey P. Jurick (incorporated by reference to Exhibit 10.5 of Sport Supply's Quarterly Report on Form 10-Q for the quarter ended August 1, 1997).

       10.26 Employment between Emerson Radio Corp. and John J. Raab, effective as of September 1, 2001 (incorporated by reference to Exhibit 10.26 of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

       10.26.1      Employment Agreement between Emerson Radio Corp. and
                    Elizabeth J. Calianese McPartland, effective as of September
                    1, 2001 (incorporated by reference to Exhibit 10.26.1 of
                    Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

       10.26.2      Letter re Employment Agreement between Emerson Radio Corp.,
                    Emerson Radio International Ltd., Emerson Radio (Hong Kong)
                    Limited and Geoffrey P. Jurick, effective as of September 1,
                    2001 (incorporated by reference to Exhibit 10.26.2 of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

       10.26.3      Employment Agreement between Emerson Radio Corp. and Kenneth
                    A. Corby, effective as of September 1, 2001 (incorporated by reference to Exhibit 10.26.3 of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

       10.27 Revolving Credit and Term Loan Agreement dated June 28, 2002 among Emerson Radio Corp., Majexco Imports, Inc., Emerson
                    Radio (Hong Kong) Ltd., and Emerson Radio International Ltd.
                    Jointly and Severally, and PNC Bank, National Association
                    (incorporated by reference to Exhibit 10.27 of Emerson's
                    Quarterly Report on Form 10-Q for the quarter ended December
                    31, 2002).

       10.28        Common Stock Purchase Warrant Agreement entered into on
                    August 1, 2002 by and between Emerson Radio Corp. and
                    Further Lane Asset Management LP (incorporated

                    by reference to Exhibit 10.28 of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

       10.35 Loan and Security Agreement dated March 27, 2001 by and between Sport Supply Group, Inc. and Congress Financial
                    Corporation (incorporated by reference to Exhibit 10.29 of Sport Supply's Annual Report on Form 10-K for the year ended
                    March 30, 2001).

       10.35.1      First Amendment to the Loan and Security Agreement dated
                    October 1, 2002 by and Between Sport Supply Group, Inc. and
                    Congress Financial Corporation (incorporated by reference to
                    Exhibit 10.2 of Sport Supply's Quarterly Report on Form 10-Q for the quarter ended December 27, 2002).

       12           Computation of Ratio of Earnings (Loss) to Combined Fixed
                    Charges and Preferred Stock Dividends. *

       21           Subsidiaries of the Company as of March 31, 2003. *

       23           Consent of Independent Auditors. *

       99.1         Certification of Chief Executive Officer, as required by
                    Section 906 of the Sarbanes-Oxley Act of 2002. *

       99.2         Certification of Chief Financial Officer, as required by
                    Section 906 of the Sarbanes-Oxley Act of 2002. *

----------
* Filed herewith.