Form 10-Q
period 2003-06-30
EMERSON RADIO CORP
filed 2003-08-14
CIK 32621

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2003
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________ to______________


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


       (Registrant's telephone number, including area code): (973)884-5800


             (Former name, former address, and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

     Indicate the number of shares outstanding of common stock as of August 8, 2003: 27,564,560.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER SHARE DATA)

                                                                                Three Months Ended
                                                                                ------------------
                                                                          June 30,             June 30,
                                                                           2003                  2002
                                                                           ----                  ----
Net revenues                                                             $ 57,598              $ 83,581

COSTS AND EXPENSES:
    Cost of sales                                                          45,189                65,180
    Other operating costs and expenses                                      1,256                 1,297
    Selling, general & administrative expenses                             11,197                11,537
                                                                         --------              --------
                                                                           57,642                78,014
                                                                         --------              --------

OPERATING INCOME (LOSS)                                                       (44)                5,567

    Interest expense, net                                                    (414)                 (787)
    Minority interest in net income of consolidated subsidiary                (54)                  (98)
                                                                         --------              --------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF                   (512)                4,682
    CHANGE IN ACCOUNTING PRINCIPLE
    Provision (benefit) for income taxes                                      (67)                2,022
                                                                         --------              --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                                     (445)                2,660
    Cumulative effect of change in accounting principle                        --                (5,546)
                                                                         --------              --------
NET LOSS                                                                 $   (445)             $ (2,886)
                                                                         ========              ========

BASIC NET INCOME (LOSS) PER SHARE

Income (loss) before cumulative effect of change in
     accounting principle                                                $   (.02)             $    .09
Cumulative effect of change in accounting principle                      $     --              $   (.19)
                                                                         --------              --------
                                                                         $   (.02)             $   (.10)
                                                                         ========              ========
DILUTED NET INCOME (LOSS) PER SHARE
Income (loss) before cumulative effect of change in
     accounting principle                                                $   (.02)             $    .09
Cumulative effect of change in accounting principle                      $     --              $   (.16)
                                                                         --------              --------
                                                                         $   (.02)             $   (.07)
                                                                         ========              ========
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                                 27,416                29,444
     Diluted                                                               28,482                35,025


           The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     June 30,           March 31,
                                                                                       2003               2003
                                                                                   (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                                         $   3,698          $  11,413
  Accounts receivable (less allowances of $4,313 and $3,938, respectively)             29,505             24,593
  Other receivables                                                                     3,281              2,954
  Inventories                                                                          54,812             45,177
  Prepaid expenses and other current assets                                             4,077              6,871
  Deferred tax assets                                                                   6,702              6,761
                                                                                    ---------          ---------
     Total current assets                                                             102,075             97,769
Property and equipment - (net of accumulated depreciation and amortization
      of $7,157 and $6,628, respectively)                                               9,367              9,823
Deferred catalog expenses                                                               1,444              1,912
Trademarks and other intangible assets (net of accumulated amortization of
      $3,537 and $3,403, respectively)                                                  5,499              5,613
Deferred tax assets                                                                    17,622             17,595
Other assets                                                                            1,707              1,850
                                                                                    ---------          ---------
     Total Assets                                                                   $ 137,714          $ 134,562
                                                                                    =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings                                                             $   4,614          $   1,918
  Current maturities of long-term borrowings                                            3,670             11,634
  Accounts payable and other current liabilities                                       31,367             30,596
  Accrued sales returns                                                                 3,528              3,768
  Income taxes payable                                                                    550                752
                                                                                    ---------          ---------
     Total current liabilities                                                         43,729             48,668
Long-term borrowings                                                                   26,493             18,079
Minority interest                                                                      16,636             16,578

Shareholders' Equity:
  Preferred shares - 10,000,000 shares authorized, 3,677 shares issued
      and outstanding                                                                   3,310              3,310

  Common shares - $.01 par value, 75,000,000 shares authorized; 51,993,131 and 51,981,431 shares issued; 27,424,789 and 27,413,089 shares
      outstanding, respectively                                                           520                520
  Capital in excess of par value                                                      115,152            115,122
  Accumulated other comprehensive losses                                                  (70)              (104)
  Accumulated deficit                                                                 (48,381)           (47,936)
  Treasury stock, at cost, 24,568,342 shares                                          (19,675)           (19,675)
                                                                                    ---------          ---------
     Total shareholders' equity                                                        50,856             51,237
                                                                                    ---------          ---------
     Total Liabilities and Shareholders' Equity                                     $ 137,714          $ 134,562
                                                                                    =========          =========


           The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      Three Months Ended
                                                                                      ------------------
                                                                                 June 30,            June 30,
                                                                                   2003                2002
                                                                                   ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $   (445)           $ (2,886)
    Adjustments to reconcile net loss to net cash provided by operating activities:
     Minority interest                                                                 54                  99
     Depreciation and amortization                                                    811                 841
     Deferred tax assets                                                               32               2,007
     Cumulative effect of accounting change                                            --               5,546
     Asset allowances and reserves                                                    522               2,274
     Other                                                                             38                  --
     Changes in assets and liabilities, net of acquisition of SSG:
        Accounts receivable                                                        (4,991)             (2,012)
        Other receivables                                                            (327)             (1,768)
        Inventories                                                               (10,078)             (3,683)
        Prepaid expenses and other current assets                                   3,262                 250
        Other assets                                                                   --                (120)
        Accounts payable and other current liabilities                                531               5,434
        Income taxes payable                                                         (202)               (129)
                                                                                 --------            --------
  Net cash provided (used) by operating activities                                (10,793)              5,853
                                                                                 --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                                 (80)               (165)
                                                                                 --------            --------
  Net cash used by investing activities                                               (80)               (165)
                                                                                 --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit facility                                      2,696              (1,534)
  Purchase of common stock                                                             --              (5,697)
  Exercise of stock options and warrants                                               12                  --
  Long-term borrowings                                                                450                  --
  Repayments of long-term borrowings                                                   --              (4,644)
                                                                                 --------            --------
  Net cash provided (used) by financing activities                                  3,158             (11,875)

Net decrease in cash and cash equivalents                                          (7,715)             (6,187)
Cash and cash equivalents at beginning of year                                     11,413              19,228
                                                                                 --------            --------
Cash and cash equivalents at end of period                                       $  3,698            $ 13,041
                                                                                 ========            ========


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

      We operate in two business segments: consumer electronics and sporting goods. The consumer electronics segment designs, sources, imports and markets a variety of consumer electronic products and licenses the "[EMERSON LOGO]" trademark for a variety of products domestically and internationally to certain licensees. The sporting goods segment, which is operated through Emerson's 53.2% ownership of SSG, manufactures, markets, and distributes sports related equipment and leisure products to institutional customers in the United States.

      The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of our consolidated financial position as of June 30, 2003 and the results of operations for the quarters ended June 30, 2003 and 2002. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in our annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2003 ("fiscal 2003"), included in our annual report on Form 10-K.

      The consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates.

      Due to the seasonal nature of both segments, the results of operations for the quarter ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2004 ("fiscal 2004").

      Emerson and SSG have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees: ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on date of grant, no compensation expense is recognized. Emerson and SSG have adopted the disclosure-only provisions under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). For the purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information for the three months ended June 30, 2003 and 2002 follows:

                                                 JUNE 30,            JUNE 30,
                                                   2003                2002
                                                ---------           ---------
    Net loss: (in thousands)
         As reported                            $    (445)          $  (2,886)
         Less: Stock-based compensation
           expense                                     (7)                (27)
                                                ---------           ---------
         Pro forma                              $    (452)          $  (2,913)
                                                =========           =========
    Net loss per common share:
         Basic - as reported                    $    (.02)          $    (.10)
         Basic - pro forma                      $    (.02)          $    (.10)
         Diluted - as reported                  $    (.02)          $    (.07)
         Diluted - pro forma                    $    (.02)          $    (.07)


      Certain reclassifications were made to conform prior years' financial statements to the current presentation.


NOTE 2 - COMPREHENSIVE LOSS

      Our comprehensive loss for the three months ended June 30, 2003 and 2002 is as follows (in thousands):

                                                         Three Months Ended
                                                         ------------------
                                                      June 30,        June 30,
                                                        2003            2002
                                                        ----            ----
                                                            (Unaudited)
     Net loss                                        $   (445)       $ (2,886)
     Currency translation adjustment                       --               1
     Interest rate swap                                    (4)             --
     Unrealized loss on securities, net                    (4)             (1)
     Recognition of unrealized losses related
        to investments included in net income              42              --
                                                     --------        --------

     Comprehensive loss                                 $(411)       $ (2,886)
                                                     ========        ========

NOTE 3 - EARNINGS (LOSS) PER SHARE

      The following table sets forth the computation of basic and diluted earnings (loss) per share before cumulative effect of change in accounting principle (in thousands, except per share amounts):

                                                                                         For the Three Months Ended
                                                                                         --------------------------
                                                                                          June 30,         June 30,
                                                                                            2003             2002
                                                                                         ---------         --------
                                                                                                  (Unaudited)
    NUMERATOR:
    Net earnings (loss) before cumulative effect of change in accounting principle       $    (445)        $  2,660
    Add back to effect assumed conversions:
       Interest on convertible debentures                                                       --              441
                                                                                         ---------         --------
    Numerator for diluted earnings (loss) per share                                      $    (445)        $  3,101
                                                                                         =========         ========

    DENOMINATOR:
    Denominator for basic earnings (loss) per share - weighted average shares               27,416           29,444
    Effect of dilutive securities:
      Options                                                                                1,066              377
      Convertible debentures                                                                    --            5,204
                                                                                         ---------         --------
    Denominator for diluted earnings (loss) per share - weighted average shares and
        assumed conversions                                                                 28,482           35,025
                                                                                         =========         ========

    Basic earnings (loss) per share, before
       cumulative effect of change in accounting
       principle                                                                         $   (0.02)        $   0.09
                                                                                         =========         ========
    Cumulative effect of change in accounting
       principle                                                                         $      --         $  (0.19)
                                                                                         =========         ========
    Basic (loss) per share                                                               $   (0.02)        $  (0.10)
                                                                                         =========         ========

    Diluted earnings (loss) per share, before
       cumulative effect of change in accounting
       principle                                                                         $   (0.02)        $   0.09
                                                                                         =========         ========
    Cumulative effect of change in accounting
       principle                                                                         $      --         $  (0.16)
                                                                                         =========         ========
    Diluted (loss) per share                                                             $   (0.02)        $  (0.07)
                                                                                         =========         ========


NOTE 4 - CAPITAL STRUCTURE

      Our outstanding capital stock at June 30, 2003 consisted of common stock and Series A convertible preferred stock in which the conversion feature expired effective March 31, 2002.

      At June 30, 2003, Emerson had outstanding approximately 1.2 million options with exercise prices ranging from $1.00 to $1.50. At June 30, 2003, SSG had outstanding approximately 279,000 options with exercise prices ranging from $0.95 to $9.44.

      On August 1, 2002, Emerson granted 200,000 warrants with an exercise price of $2.20, vesting 50% in six months and 50% one year from date of grant in conjunction with a consulting agreement. The warrants were valued using the Black-Scholes option valuation model and are charged to earnings over the related service period of the consulting agreement with $19,000 being charged to operations for the three months ending June 30, 2003. In February 2003, 100,000 of these warrants were exercised, and accordingly the Company issued 100,000 shares of common stock.

      As of August 15, 2002, Emerson's $20.8 million of 8.5% Senior Subordinated Convertible Debentures (the "Debentures") were fully retired using funds secured from a financing facility dated June 28, 2002 and from the generation of cash from operations. See "Note 9 - Borrowings".


NOTE 5 - INVENTORY

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for the consumer electronics segment and for the sporting goods segment, standard cost method for items manufactured and weighted average cost for items purchased for resale. As of June 30, 2003 and March 31, 2003, inventories consisted of the following (in thousands):

                                              June 30,              March 31,
                                               2003                   2003
                                             ---------             ---------
                                             (Unaudited)
     Raw materials                           $   2,049             $   2,095
     Work-in-process                               335                   318
     Finished                                   55,494                45,387
                                             ---------             ---------
                                                57,878                47,800
     Less inventory allowances                  (3,066)               (2,623)
                                             ---------             ---------
                                             $  54,812             $  45,177
                                             =========             =========


NOTE 6 - INCOME TAXES

      We have tax net operating loss carry forwards included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. Although realization is not assured, we believe it is likely that all of the net deferred tax assets will be realized through tax planning strategies available in future periods and through future profitable operating results. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced. At June 30, 2003, approximately $24.3 million of deferred tax assets were reported on our balance sheet.


NOTE 7 - INVESTMENT IN SPORT SUPPLY GROUP, INC.

      As of June 30, 2003 and March 31, 2003, Emerson owned 4,746,023 (53.2% of the issued and outstanding) shares of common stock of SSG. SSG's results of operations and the minority interest related to those results have been included in our quarterly results of operations.

      Effective March 1997, Emerson entered into a Management Services Agreement with SSG, under which each company provides various managerial and administrative services to the other company for a fee at terms reflected in an arms-length transaction. These charges have been eliminated in consolidation.


NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. We adopted SFAS 142 effective April 1, 2002. As a result, we ceased recording amortization of goodwill on April 1, 2002 and, as a result of our impairment testing, we recorded a non-cash "cumulative effect of change in accounting principle" of approximately $5.5 million ($-0.16 per diluted share for the three months ended June 30, 2002) due to the impairment of all of the goodwill attributed to the sporting goods segment for the three months ended June 30, 2002.

      As of June 30, 2003, estimated amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

     2004                       $       504
     2005                               504
     2006                               466
     2007                               406
     2008                               337
     Thereafter                       3,282
                                -----------
                                $     5,499
                                ===========


NOTE 9 - BORROWINGS

      As of June 30, 2003 and March 31, 2003, short-term borrowings consisted of the following (in thousands):

                                               June 30,            March 31,
                                                 2003                2003
                                              ----------          ----------
                                             (Unaudited)
     Foreign bank loan                        $    4,614          $    1,918
                                              ----------          ----------
           Short-term borrowings              $    4,614          $    1,918
                                              ==========          ==========

      As of June 30, 2003 and March 31, 2003, long-term borrowings consisted of the following (in thousands):

                                                                    June 30,             March 31,
                                                                      2003                 2003
                                                                      ----                 ----
                                                                   (Unaudited)
Revolver (Revolver A)                                               $ 3,000               $    --
Term Loan (Term Loan)                                                11,000                12,000
Notes payable under revolving line of credit (Revolver B)            16,032                17,522
Equipment notes and other                                               131                   191
                                                                    -------               -------
                                                                     30,163                29,713

Less current maturities                                               3,670                11,634
                                                                    -------               -------
  Long term debt and notes payable                                  $26,493               $18,079
                                                                    =======               =======


      Refinancing Transaction in fiscal 2003 - On June 28, 2002, Emerson entered into a $40 million Revolving Credit and Term Loan Agreement ("Loan Agreement") with several U.S. financial institutions. The Loan Agreement provides for a $25 million revolving line of credit (Revolver A) and a $15 million term loan (Term
Loan). The $25 million revolving line of credit replaced Emerson's existing $15 million senior secured facility and provides for revolving loans, subject to individual maximums which, in the aggregate, are not to exceed the lesser of $25 million or a "Borrowing Base" as defined in the Loan Agreement.

      The $15 million term loan (Term Loan) combined with cash earned from Emerson's operations was used to retire all of Emerson's 8.5% Senior Subordinated Convertible Debentures (Debentures) in the amount of $20.75 million in fiscal 2003.

      Revolver A and Term Loan - On June 28, 2002, Emerson entered into a $40 million Loan Agreement with several U.S. financial institutions. The Loan Agreement provides for a $25 million revolving line of credit (Revolver A) and a $15 million term loan (Term Loan). The $25 million revolving line of credit replaced Emerson's existing $15 million senior secured facility and provides for revolving loans, subject to individual maximums which, in the aggregate, are not to exceed the lesser of $25 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime plus 0.50% to 1.25% or, at Emerson's election, LIBOR plus 2.00% to 2.75% depending on certain financial covenants. The interest rate charged on the term loan ranges from Prime plus 1.00% to 1.75% or, at Emerson's election, LIBOR plus 2.50% and 3.25% depending on certain financial covenants and amortizes over a three-year period. Pursuant to the Loan Agreement, Emerson is restricted from, among other things, paying cash dividends other than on preferred shares, repurchasing Emerson's common stock and entering into certain transactions without the lender's prior consent and are subject to certain net worth and leverage financial covenants. Amounts outstanding under the Loan Agreement are secured by substantially all of Emerson's assets. As of June 30, 2003, $11.0 million was outstanding under this term facility, and $3.0 million was outstanding under the revolver. Pursuant to the terms of Emerson's term loan, excess cash flow earned in the fiscal year ended March 31, 2003 of approximately $7.4 million is required to be repaid. Repayment was made from borrowings under its revolving credit facility subsequent to June 30, 2003.

      Revolver B - Notes payable under a revolving line of credit (Revolver B) were issued by SSG in March 2001, replacing a prior facility. The facility, which expires on August 1, 2004 provides for a $25 million revolving line of credit, and provides for revolving loans and is subject to individual maximums which, in the aggregate, cannot exceed the lesser of $25 million or a "Borrowing Base" amount based upon specified percentages of eligible accounts receivables and inventories. Amounts outstanding under the senior credit facility are secured by substantially all the assets of SSG and its subsidiaries. At June 30, 2003, the interest rate charged under this facility was a combination of LIBOR plus 2.5% and the prime rate of interest ranging from minus .25% to prime plus 1.0%. Pursuant to the loan documents governing this line of credit, SSG is restricted from, among other things, paying cash dividends and entering into certain transactions without the lender's prior consent. As of June 30, 2003, SSG was in compliance with the covenants contained in the senior credit facility.


      As of June 30, 2003, the carrying value of the credit facilities approximated their fair value.


NOTE 10 - SEGMENT INFORMATION

      The following table presents certain operating segment information for each of the three-month periods ended June 30, 2003 and 2002 (in thousands):

                                                                           Three Months Ended June 30, 2003:
                                                                         ------------------------------------
                                                                          Consumer                   Sporting
                                                                         Electronics                  Goods
                                                                         -----------                 --------
        Net revenues from external customers                              $  31,637                  $ 25,961
        Income (loss) before income taxes and cumulative effect
            of change in accounting principle                             $    (696)                 $    184
        Segment assets                                                    $  84,346                  $ 53,368

                                                                           Three Months Ended June 30, 2002:
                                                                         ------------------------------------
                                                                          Consumer                   Sporting
                                                                         Electronics                  Goods
                                                                         -----------                 --------
        Net revenues from external customers                              $  56,808                  $ 26,773
        Income  before income taxes and cumulative effect of
            change in accounting principle                                $   4,345                  $    337
        Segment assets                                                    $  73,458                  $ 53,024


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

CONSOLIDATED OPERATIONS:

      The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of consolidated net revenues for the three month periods ended June 30, 2003 and 2002. A detailed discussion of the material changes in our operating results is set forth under our discussion of our two operating segments: consumer electronics and sporting goods.

                                                          2003          2002
                                                       ---------     ---------
                                                              (Unaudited)
Net revenues  (in thousands)                           $  57,598     $  83,581
                                                           100.0%        100.0%
Cost of sales                                               78.5%         78.0%
Other operating costs and expenses                           2.2%          1.5%

Selling, general and administrative expenses                19.4%         13.8%
                                                       ---------     ---------
     Operating income (loss)                                (0.1)%         6.7%
Interest expense                                            (0.7)%        (1.0)%
Minority interest in net income of consolidated
    subsidiary                                              (0.1)%        (0.1)%
Provision (benefit) for income taxes                        (0.1)%         2.4%
Cumulative effect of change in Accounting principle          0.0%         (6.6)%
                                                       ---------     ---------
     Net loss                                               (0.8)%        (3.4)%
                                                       =========     =========

Net Revenues - Net revenues for the three month period ended June 30, 2003 were $57.6 million as compared to $83.6 million for the three month period ended June 30, 2002. The decrease of approximately $26.0 million (31.1%) was attributable to decreases in both segments, with the majority of the decreases occurring in the consumer electronics segment.

Cost of Sales - Cost of sales, as a percentage of consolidated net revenues, increased from 78.0% for the three months ended June 30, 2002 to 78.5% for the same period in fiscal 2004. The increase in cost of sales was primarily the result of lower margins in both the consumer electronics and sporting goods segments. In absolute terms, cost of sales decreased $20.0 million for the three month period of fiscal 2004 as compared to the same period in fiscal 2003.

Other Operating Costs and Expenses - Other operating costs and expenses are associated with the consumer electronics segment. As a percentage of consolidated net revenues, other operating costs increased from 1.5% for the three months ended June 30, 2002 as compared to 2.2% for the same period in fiscal 2004. In absolute terms, other operating costs and expenses remained relatively unchanged for the three month period of fiscal 2004 as compared to the same period in fiscal 2003.

Selling, General and Administrative Expenses ("S,G&A") - S,G&A Expenses, were $11.2 million (19.4% of net revenues) for the three month period of fiscal 2004 as compared to $11.5 million (13.8% of net revenues) for the three months ended June 30, 2002. The decrease in absolute terms was due to decreases in the sporting goods segment, partially offset by increases in the consumer electronics segment.

Interest Expense, Net - Interest expense decreased from $787,000 (1.0% of net revenues) for the three months ended June 30, 2002 to $414,000 (0.7% of net revenues) in the three months ended June 30, 2003. The decrease in interest expense was in both segments as a result of lower borrowings and lower borrowing costs in the consumer electronics segment.

Minority Interest in Net Income of Consolidated Subsidiary - Minority interest in net income of consolidated subsidiary represents that portion of the sporting goods segment income for the three month periods ended June 30,

2003 and 2002, that were not included in the consolidated statements of operations. See "Note 1 - Background and Basis of Presentation."

Provision (Benefit) for Income Taxes - The benefit for income taxes for the three months ended June 30, 2003 was $67,000 as compared to a provision of approximately $2.0 million for the three months ended June 30, 2002.

Cumulative Effect of Change in Accounting Principle - On April 1, 2002, we adopted Financial Accounting Standards Board's Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill not be amortized, but instead be tested for impairment at least annually by reporting unit. As a result of our impairment testing, we recorded a non-cash "cumulative effect of accounting change" of approximately $5.5 million for the three months ended June 30, 2002, due to the impairment of all of the goodwill attributed to the Company's sporting goods segment. See "Note 8 - Goodwill and Other Intangible Assets."

Net Loss - As a result of the foregoing factors, we generated a loss of $445,000 (-0.8% of net revenues) for the three months ended June 30, 2003 as compared to a loss of $2.9 million (-3.4% of net revenues) for the three months ended June 30, 2002.

CONSUMER ELECTRONICS SEGMENT:

The following table summarizes certain financial information relating to the consumer electronics segment for the three months ending June 30, 2003 and 2002(in thousands):

                                                          2003           2002
                                                        --------       --------
                                                               (Unaudited)
         Net revenues                                   $ 31,637       $ 56,808

         Cost of sales                                    26,602         46,546
         Other operating costs                             1,256          1,297
         Selling, general & administrative                 4,143          3,911
                                                        --------       --------
              Operating income (loss)                       (364)         5,054
         Interest expense, net                              (278)          (611)
                                                        --------       --------
              Income (loss) before income taxes             (642)         4,443
         Provision (benefit) for income taxes               (136)         1,895
                                                        --------       --------
              Net income (loss)                         $   (506)      $  2,548
                                                        ========       ========

Net Revenues - Net revenues for the three months ended June 30, 2003 decreased $25.2 million (44.3%) as compared to the same period ended June 30, 2002. The decrease in net revenues was the result of decreases in sales in all product categories mainly due to the general slow down of the economy, a reduction in license revenues, an increase in returned product and a reduction in inventory levels maintained by our customers. Revenues earned from the licensing of Emerson's trademarks decreased to $3.1 million for the first three months of fiscal 2004 as compared to $3.9 million for the same period in fiscal 2003. The Company has elected to discontinue the sale of products marketed under the NASCAR(R) and Mary-Kate and Ashley(R) names. For the quarter ending September 30, 2003, the Company expects net revenues for its consumer electronics segment to be approximately 25% lower than that of the September 30, 2002 quarter.

Cost of Sales - Cost of sales, as a percentage of consumer electronics net revenues, increased to 84.1% for the three months ended June 30, 2003 as compared to 81.9% for the three months ended June 30, 2002. The increase in cost of sales as a percentage of consumer electronics net revenues was primarily attributable to competitive market conditions and a reduction in sales of higher margin themed products. In absolute terms, cost of sales decreased $20.0 million for the three month period of fiscal 2004 as compared to the same period in fiscal 2003.

The consumer electronics segment gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the price categories of the consumer electronics market in which Emerson competes. Emerson's products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive.

Other Operating Costs and Expenses - Other operating costs and expenses as a percentage of consumer electronics net revenues increased from 2.3% for the three months ended June 30, 2002 to 4.0% for the three months ended June 30, 2003. The increase between fiscal 2003 and 2004 was primarily due to a reduced revenue base while maintaining a higher average inventory level. In absolute terms, other operating costs and expenses remained relatively unchanged at $1.3 million for the three months ended June 30, 2003 and 2002.

Selling, General and Administrative Expenses ("S,G&A") - S,G&A, as a percentage of consumer electronics net revenues, was 13.1% for the three months ended June 30, 2003 as compared to 6.9% for the three months ended June 30, 2002. The increase in S,G&A as a percentage of net revenues was mainly due to a lower net revenue base for the three months ended June 30, 2003. S,G&A, in absolute terms, increased by $232,000 for the three months ended June 30,2003 as compared to the same period ended June 30, 2002. The increase in absolute terms was primarily due to costs of approximately $643,000 associated with an attempted acquisition which was unsuccessful, that were partially offset by reductions in various other categories of S,G&A.

Interest Expense, net - Interest expense decreased from $611,000 (1.1% of the consumer electronics net revenues) for the three months ended June 30, 2002 to $278,000 (0.9% of the consumer electronics net revenues) in the three months ended June 30, 2003. In absolute terms, interest expense decreased by approximately $333,000 for the three months ended June 30, 2003 as compared to the same period ended June 30, 2002. The decrease in interest expense was the result of lower borrowings and lower borrowing costs.

Provision (benefit) for Income Taxes - Emerson's provision for income taxes was $1.9 million for the three months ended June 30, 2002 as compared to a benefit of $136,000 for the three months ended June 30, 2003. The decrease in the provision for income taxes for the three months ended June 30, 2003 was the result of a loss in the current period as compared to income before income taxes and cumulative effect of change in accounting principle of approximately $4.7 million for the three months ended June 30, 2002. The benefit of $136,000 in fiscal 2003 consisted of a benefit in foreign, Federal and state taxes.

Net Income (Loss) - As a result of the foregoing factors, the consumer electronics segment generated a net loss $506,000 (-1.6% of net revenues) for the three months ended June 30, 2003 as compared to net income of $2.5 million (4.5% of net revenues) for the three months ended June 30, 2002.

SPORTING GOODS SEGMENT:

      The following table summarizes certain financial information relating to the sporting goods segment as reported by SSG for the three months ended June 30, 2003 and 2002 (in thousands):

                                                      2003           2002
                                                    --------       --------
                                                           (Unaudited)
      Net revenues                                  $ 25,961       $ 26,773

      Cost of sales                                   18,587         18,634
      Selling, general & administrative                7,054          7,626
                                                    --------       --------
            Operating income                             320            513
      Interest expense, net                             (136)          (176)
                                                    --------       --------
            Income before income taxes                   184            337
      Provision for income taxes                          69            127
      Cumulative effect of accounting change              --         (7,442)
                                                    --------       --------
            Net income (loss)                       $    115       $ (7,232)
                                                    ========       ========


Net Revenues - Net revenues decreased approximately $812,000 (3.0%) for the three-month period ended June 30, 2003 as compared to the three-month period ended June 30, 2002. The decrease in sporting goods net revenues was primarily the result of decreases in sales to resellers and decreased sales in the team dealer operations. Team dealer operations are being restructured, which SSG believes will result in continued team dealer revenue declines, significantly lower operating costs and an improved impact on operating income. We expect continued revenue challenges in fiscal 2004, due to increased competition, a decreased salesforce, continued restrictions in state, Federal and school budgets, an overall soft economy, and declining participation and funding of youth sports organizations.

Cost of Sales - Cost of sales, as a percentage of sporting goods net revenues, increased from 69.6% for the three month period ended June 30, 2002 to 71.6% for the three month period ended June 30, 2003. The increase is primarily the result of increased competition and pricing pressure causing gross profit erosion.

Selling, General and Administrative Expenses ("S,G&A") - S,G&A expenses decreased approximately $572,000 for the three month period ended June 30, 2003 as compared to the three month period ended June 30, 2002. As a percentage of sporting goods net revenues, S,G&A decreased to 27.2% from 28.5% for the three month period ended June 30, 2003 as compared to the three month period ended June 30, 2002. The decrease was primarily the result of the following: (i) a decrease in payroll related expenses attributable to a reduced headcount and
(ii) a decrease in selling and promotional expense, primarily as a result of reduced spending on producing and mailing catalogs.

SSG expects continued S,G&A expense decreases this fiscal year as compared to the prior year.

Interest Expense, net - Interest expense decreased by approximately $40,000 for the three month period ended June 30, 2003 as compared to the three month period ended June 30, 2002, due primarily to lower interest rates.

Provision for Income Taxes - Provision for income taxes decreased approximately $58,000 (45.7%) for the three month period ended June 30, 2003 as compared to the same period last year due to lower taxable income. SSG has a net operating loss carryforward included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. SSG believes the net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured, SSG believes it is more likely than not that all of the net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced.

Cumulative Effect of Accounting Change - On March 30, 2002, we adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. Goodwill is required to be tested for impairment in a transitional test upon adoption and then at least annually by reporting unit. As a result of its impairment testing, SSG recorded a non-cash "cumulative effect of accounting change" impairment write down of approximately $7.4 million for the three month period ended June 30, 2002.

Net Income (loss) - As a result of the foregoing factors, the sporting goods segment earned net income of $115,000 (0.4% of net revenues) for the three months ended June 30, 2003 as compared to a net loss of $7.2 million (-27.0% of net revenues) for the three months ended June 30, 2002.

Liquidity and Capital Resources

      Net cash utilized by operating activities was $10.8 million for the three months ended June 30, 2003. Cash was primarily utilized by an increase in inventory and accounts receivable, partially offset by a decrease in other current assets.

      Net cash used by investing activities was $80,000 for the three months ended June 30, 2003. Cash was utilized primarily for the purchase of fixed assets, which consisted mainly of computer related equipment.

      Net cash provided from financing activities was $3.2 million for the three months ended June 30, 2003. Cash was primarily provided from borrowing under short and long term facilities.

      Emerson and SSG maintain credit facilities as described in Note 9 - Borrowings. At June 30, 2003, there were approximately $30.0 million of borrowings outstanding under these facilities, of which approximately $14.0 million of borrowings were outstanding by Emerson and $16.0 million of borrowings were outstanding by SSG with letters of credit outstanding.

      Two of our foreign subsidiaries maintain various credit facilities, aggregating $52.5 million, with Hong Kong banks consisting of the following: (i) a $7.5 million letter of credit facility with a $2.5 million seasonal increase which is used for inventory purchases, and (ii) two back-to-back letters of credit totaling $45 million. At June 30, 2003, our Hong Kong subsidiary pledged $1.7 million in certificates of deposit to this bank to assure the availability of the $7.5 million credit facility and a $2.5 million seasonal line increase. At June 30, 2003, there were approximately $7.8 million and $610,000, respectively, of letters of credit outstanding under these credit facilities.

      At present, we believe that future cash flow from operations and our existing institutional financing noted above will be sufficient to fund all of our cash requirements for the next twelve months.

      The following summarizes our obligations at June 30, 2003 for the periods shown (in thousands):

                                                                PAYMENT DUE BY PERIOD
                                    -----------------------------------------------------------------------------------
                                                    LESS THAN 1      1 - 3 YEARS      3 - 5 YEARS      MORE THAN 5
                                      TOTAL             YEAR                                              YEARS
                                    -----------------------------------------------------------------------------------
Notes Payable                        $30,115           $11,058           $19,057           $ --           $    --
Capital lease obligations                 47                37                10             --                --
Leases                                 6,563             2,500             3,143            920                --

                                     -------           -------           -------           ----           -------
Total                                $36,725           $13,595           $22,210           $920           $    --
                                     =======           =======           =======           ====           =======

      There were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of June 30, 2003.

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

CRITICAL ACCOUNTING POLICIES


      For the quarter ended June 30, 2003, there were no significant changes to our critical accounting policies from those reported in Form 10-K for the fiscal year ended March 31, 2003.

INFLATION, FOREIGN CURRENCY, AND INTEREST RATES

      Neither inflation nor currency fluctuations had a significant effect on our results of operations during the first quarter of fiscal 2004. Our exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The consumer electronics segment purchases virtually all of its products from manufacturers located in various Asian countries.

      The interest on borrowings under our credit facilities is based on the prime rate and LIBOR rate. While a significant increase in interest rates could have an adverse effect on the our financial condition and our results of operations, we believe that given the present economic climate, interest rates are not expected to increase significantly during the coming year.

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

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which addresses how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuers. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. We do not believe that SFAS 150 will have an impact on the company's consolidated financial statements.

FORWARD-LOOKING INFORMATION

      This report contains various forward-looking statements made under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and information that is based on management's beliefs as well as assumptions made by and information currently available to management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. When used in this report, the words "anticipate", "believe", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under "Risk Factors" set forth in our Form 10-K for the fiscal year ended March 31, 2003 and other filings with the Securities and Exchange Commission (the "SEC"). For additional risk factors as they relate to the sporting goods segment, see SSG's Form 10-K for the fiscal year ended March 28, 2003 Item 7 - "Certain Factors that May Affect the Company's Business or Future Operating Results", and other Filings with the SEC.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no significant changes from items disclosed in Form 10-K for the fiscal year ended March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

   (a) Disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

   (b) Changes in internal controls over financial reporting. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

        Not Applicable.

ITEM 5. OTHER INFORMATION.

   (a)  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  EXHIBITS:

31.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*


(b) REPORTS ON FORM 8-K - Current report on Form 8-K, dated June 30, 2003, for the purpose of reporting our filing of Form 12b-25 Notification of Late Filing of our Form 10-K for the fiscal year ended March 31, 2003.

        Current report on Form 8-K, dated July 14, 2003 furnishing the press release announcing the Company's financial results for the year ended March 31, 2003.

        Current report on Form 8-K, dated July 18, 2003 related to the earnings teleconference.

        Current report on Form 8-K, dated August 12, 2003, furnishing the press release announcing the Company's financial results for the quarter ended June 30, 2003.


-----------------

* filed herewith

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EMERSON RADIO CORP.
                                       (Registrant)



Date:  August 12, 2003        /s/ Geoffrey P. Jurick
                              -------------------------------
                              Geoffrey P. Jurick
                              Chairman of the Board,
                              Chief Executive Officer and
                              President
                              (Principal Executive Officer)




Date:  August 12, 2003        /s/ Kenneth A. Corby
                              ------------------------------
                              Kenneth A. Corby
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Finance and
                              Accounting Officer)