Form 10-Q
period 2003-09-30
EMERSON RADIO CORP
filed 2003-11-14
CIK 32621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2003
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                         to
                              ------------------------    ----------------------


Commission file number                         0-25226
                        --------------------------------------------------------


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

  Indicate the number of shares outstanding of common stock as of November 10, 2003: 27,194,759.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)


                                             Three Months Ended                       Six Months Ended
                                       --------------------------------        --------------------------------
                                        September           September           September           September
                                         30,2003             30, 2002            30, 2003            30, 2002
                                       ------------        ------------        ------------        ------------
NET REVENUES                           $     82,325        $    115,085        $    139,753        $    198,300
COSTS AND EXPENSES:
Cost of sales                                67,627              91,702             112,689             156,640
Other operating costs and
  Expenses                                    1,293                 896               2,549               2,193
Selling, general &
  administrative expenses                    11,111              13,463              22,212              24,868
                                       ------------        ------------        ------------        ------------
                                             80,031             106,061            137, 450             183,701
                                       ------------        ------------        ------------        ------------
OPERATING INCOME                              2,294               9,024               2,303              14,599
Interest expense, net                          (402)               (788)               (816)             (1,575)
Minority interest in net
  income (loss) of
  consolidated subsidiary                      (136)                 10                 (82)                108
                                       ------------        ------------        ------------        ------------
INCOME BEFORE INCOME TAXES,
  DISCONTINUED OPERATIONS AND
  CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                     2,028               8,226               1,569              12,916
Provision for income taxes                    1,091               2,289               1,044               4,314
                                       ------------        ------------        ------------        ------------
INCOME FROM CONTINUING
  OPERATIONS                                    937               5,937                 525               8,602
Income (loss) from
  discontinued operations, net
  of tax                                       (256)                 15                (289)                 10
Cumulative effect of change
   in accounting principle                       --                  --                  --              (5,546)
                                       ------------        ------------        ------------        ------------
NET INCOME                             $        681        $      5,952        $        236        $      3,066
                                       ============        ============        ============        ============
BASIC NET INCOME PER SHARE:
  Income from continuing
    Operations                         $       0.03        $       0.22        $       0.02        $       0.31
  Discontinued operations                     (0.01)                 --               (0.01)                 --
  Cumulative effect of change
    in accounting principle                      --                  --                  --               (0.20)
                                       ------------        ------------        ------------        ------------
                                       $       0.02        $       0.22        $       0.01        $       0.11
                                       ============        ============        ============        ============
DILUTED NET INCOME PER SHARE:
  Income from continuing
    Operations                         $       0.03        $       0.21        $       0.02        $       0.30
  Discontinued operations                     (0.01)                 --               (0.01)                 --
  Cumulative effect of change
    in accounting principle                      --                  --                  --               (0.19)
                                       ------------        ------------        ------------        ------------
                                       $       0.02        $       0.21        $       0.01        $       0.11
                                       ============        ============        ============        ============
WEIGHTED AVERAGE SHARES
   OUTSTANDING:
    Basic                                    27,560              26,948              27,488              28,189
    Diluted                                  28,428              27,951              28,458              28,882


           The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                  September 30,            March 31,
                                                                      2003                   2003
                                                                 ---------------        ---------------
                                                                   (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                      $         3,064        $        11,413
  Accounts receivable (less allowances of $4,421 and
    $3,938, respectively)                                                 35,821                 24,593
  Other receivables                                                          952                  2,954
  Inventories                                                             50,169                 45,177
  Prepaid expenses and other current assets                                3,413                  6,871
  Net assets related to discontinued operations                              254                     --
  Deferred tax assets                                                      6,464                  6,761
                                                                 ---------------        ---------------
     TOTAL CURRENT ASSETS                                                100,137                 97,769
Property and equipment - (net of accumulated depreciation
  and amortization of $7,686 and $6,628, respectively)                     8,956                  9,823
Deferred catalog expenses                                                  1,589                  1,912
Trademarks and other intangible assets (net of accumulated
  amortization of $3,628 and $3,403,respectively)                          5,388                  5,613
Deferred tax assets                                                       16,824                 17,595
Other assets                                                               1,572                  1,850
                                                                 ---------------        ---------------
     TOTAL ASSETS                                                $       134,466        $       134,562
                                                                 ===============        ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings                                          $         4,227        $         1,918
  Current maturities of long-term borrowings                               2,656                 11,634
  Accounts payable and other current liabilities                          38,945                 30,596
  Accrued sales returns                                                    3,438                  3,768
  Income taxes payable                                                       115                    752
                                                                 ---------------        ---------------
     TOTAL CURRENT LIABILITIES                                            49,381                 48,668
Long-term borrowings                                                      17,529                 18,079
Minority interest                                                         16,501                 16,578

Shareholders' Equity:
  Preferred shares - 10,000,000 shares authorized, 3,677
    shares issued and outstanding                                          3,310                  3,310
  Common shares - $.01 par value, 75,000,000 shares
    authorized; 52,236,473 and 51,981,431 shares issued;
    27,479,331 and 27,413,089 shares outstanding,
    respectively                                                             522                    520
  Capital in excess of par value                                         115,399                115,122
  Accumulated other comprehensive losses                                     (73)                  (104)
  Accumulated deficit                                                    (47,700)               (47,936)
  Treasury stock, at cost 24,757,142 and 24,568,342
    shares, respectively                                                 (20,403)               (19,675)
                                                                 ---------------        ---------------
     TOTAL SHAREHOLDERS' EQUITY                                           51,055                 51,237
                                                                 ---------------        ---------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $       134,466        $       134,562
                                                                 ===============        ===============


           The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                 Six Months Ended
                                                                                          --------------------------------
                                                                                           September           September
                                                                                            30,2003             30,2002
                                                                                          ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income from continuing operations                                                     $        525        $      3,056
    Adjustments to reconcile net loss to net cash provided by operating activities:
     Minority interest                                                                             (82)                108
     Depreciation and amortization                                                               1,793               1,640
     Deferred tax assets                                                                         1,068               4,325
     Cumulative effect of accounting change                                                         --               5,546
     Asset allowances and reserves                                                               1,019               3,938
     Other                                                                                          36                  --
     Changes in assets and liabilities, net of acquisition of SSG:
        Accounts receivable                                                                    (11,638)            (21,984)
        Other receivables                                                                        2,002                (101)
        Inventories                                                                             (5,601)             (4,581)
        Prepaid expenses and other current assets                                                3,781                (850)
        Other assets                                                                              (190)             (1,017)
        Accounts payable and other current liabilities                                           8,019              16,812
        Income taxes payable                                                                      (637)                604
                                                                                          ------------        ------------
  Net cash provided (used) by operating activities                                                  95               7,496
                                                                                          ------------        ------------
CASH FLOWS FROM DISCONTINUED OPERATIONS:
  Net assets related to discontinued operations                                                   (543)                 10
                                                                                          ------------        ------------
  Net cash provided (used) by operating activities                                                (543)                 10
                                                                                          ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                                             (208)               (326)
  Other                                                                                             --                 (78)
                                                                                          ------------        ------------
  Net cash used by investing activities                                                           (208)               (404)
                                                                                          ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit facility                                                   2,309              (8,481)
  Purchase of common stock                                                                        (728)             (5,697)
  Exercise of stock options and warrants                                                           254                  88
  Long-term borrowings                                                                          54,725              56,618
  Repayments of long-term borrowings                                                           (64,253)            (65,002)
                                                                                          ------------        ------------
  Net cash used by financing activities                                                         (7,693)            (22,474)
                                                                                          ------------        ------------
Net decrease in cash and cash equivalents                                                       (8,349)            (15,372)
Cash and cash equivalents at beginning of year                                                  11,413              19,228
                                                                                          ------------        ------------
Cash and cash equivalents at end of period                                                $      3,064        $      3,856
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

                      EMERSON RADIO CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

                  The consolidated financial statements include the accounts of Emerson Radio Corp. ("Emerson", consolidated - "Us", "We", "Our") and its majority-owned subsidiaries, including Sport Supply Group, Inc. ("SSG"). We operate in two business segments: consumer electronics and sporting goods. The consumer electronics segment designs, sources, imports and markets a variety of consumer electronic products and licenses the "[EMERSON(R) LOGO]" trademark for a variety of products domestically and internationally to certain licensees. The sporting goods segment, which is operated through Emerson's 53.2% ownership of SSG, manufactures, markets, and distributes sports related equipment and leisure products to institutional customers in the United States.

                  The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of our consolidated financial position as of September 30, 2003 and the results of operations for the three and six month periods ended September 30, 2003 and 2002. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in our annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2003 ("fiscal 2003"), included in our annual report on Form 10-K.

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

                  Due to the seasonal nature of both segments, the results of operations for the three and six month periods ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2004 ("fiscal 2004").

                  Emerson and SSG have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees: ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on date of grant, no compensation expense is recognized. Emerson and SSG have adopted the disclosure-only provisions under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). For the purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information for the three and six month periods ended September 30, 2003 and 2002 follows:

                                                                Three Months Ended                       Six Months Ended
                                                         ---------------------------------       ---------------------------------
                                                           September          September           September            September
                                                            30, 2003           30, 2002            30, 2003             30, 2002
                                                         -------------       -------------       -------------       -------------
Income from continuing operations (in thousands)
     As reported                                         $         937       $       5,937       $         525       $       8,602
     Less: Stock-based compensation expense                         (7)                (27)                (14)                (54)
                                                         -------------       -------------       -------------       -------------
     Pro forma                                           $         930       $       5,910       $         511       $       8,548
                                                         =============       =============       =============       =============
Income from continuing operations per common share:
     Basic - as reported                                 $         .03       $         .22       $         .02       $         .31
     Basic - pro forma                                   $         .03       $         .22       $         .02       $         .30
     Diluted - as reported                               $         .03       $         .21       $         .02       $         .30
     Diluted - pro forma                                 $         .03       $         .21       $         .02       $         .30

                                                               Three Months Ended                         Six Months Ended
                                                         ---------------------------------       ---------------------------------
                                                           September           September           September           September
                                                            30, 2003           30, 2002            30, 2003            30, 2002
                                                         -------------       -------------       -------------       -------------
Net income:(in thousands)
     As reported                                         $         681       $       5,952       $         236       $       3,066
     Less: Stock-based compensation expense                         (7)                (27)                (14)                (54)
                                                         -------------       -------------       -------------       -------------
     Pro forma                                           $         674       $       5,925       $         222       $       3,012
                                                         =============       =============       =============       =============
Net income per common share:
     Basic - as reported                                 $         .02       $         .22       $         .01       $         .11
     Basic - pro forma                                   $         .02       $         .22       $         .01       $         .11
     Diluted - as reported                               $         .02       $         .21       $         .01       $         .11
     Diluted - pro forma                                 $         .02       $         .21       $         .01       $         .10

                  Certain reclassifications were made to conform prior years financial statements to the current presentation.

NOTE 2 - COMPREHENSIVE INCOME

                  Our comprehensive income for the three and six month periods ended September 30, 2003 and 2002 is as follows (in thousands):

                                        Three Months Ended             Six Months Ended
                                     ------------------------      ------------------------
                                     September      September      September      September
                                      30, 2003       30, 2002       30, 2003       30, 2002
                                     ---------      ---------      ---------      ---------
                                           (Unaudited)                   (Unaudited)
Net income                           $     681      $   5,952      $     236      $   3,066
Currency translation adjustment             --             --             --              1
Interest rate swap                          (4)           (37)            (8)           (37)
Cumulative effect on equity of
  SFAS 133, net of taxes                    --            (40)            --            (40)
Unrealized income (loss) on
  securities, net                            1             (1)            (3)            (2)
Recognition of unrealized losses
  related to investments
  included in net income                    --             --             42             --
                                     ---------      ---------      ---------      ---------
Comprehensive income                 $     678      $   5,874      $     267      $   2,988
                                     =========      =========      =========      =========


NOTE 3 - EARNINGS PER SHARE

                  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                  For the Three                     For the Six
                                                   Months Ended                     Months Ended
                                           ----------------------------     ----------------------------
                                            September        September       September        September
                                            30, 2003         30, 2002        30, 2003         30, 2002
                                           -----------      -----------     -----------      -----------
                                                   (Unaudited)                       (Unaudited)
NUMERATOR:
Net earnings before discontinued
   operations and cumulative
   effect of change in accounting
   principle and for basic and
   diluted earnings
   per share                               $       937      $     5,937     $       525      $     8,602
                                           ===========      ===========     ===========      ===========

DENOMINATOR:
Denominator for basic earnings
  per share - weighted average
  shares                                        27,560           26,948          27,488           28,189
Effect of dilutive securities:
  Options and warrants                             868            1,003             970              693
                                           -----------      -----------     -----------      -----------

Denominator for diluted
   earnings per share -
   weighted average shares and
   assumed conversions                          28,428           27,951          28,458           28,882
                                           ===========      ===========     ===========      ===========
Basic earnings per share,
   from continuing operations              $      0.03      $      0.22     $      0.02      $      0.31
Discontinued operations                          (0.01)              --           (0.01)              --
Cumulative effect of change in
   accounting principle                             --               --              --            (0.20)
                                           -----------      -----------     -----------      -----------
Basic earnings per share                   $      0.02      $      0.22     $      0.01      $      0.11
                                           ===========      ===========     ===========      ===========
Diluted earnings per share,
    from continuing operations             $      0.03      $      0.21     $      0.02      $      0.30
Discontinued operations                          (0.01)              --           (0.01)              --
Cumulative effect of change in
   accounting principle                             --               --              --            (0.19)
                                           -----------      -----------     -----------      -----------
Diluted earnings per share                 $      0.02      $      0.21     $      0.01      $      0.11
                                           ===========      ===========     ===========      ===========

NOTE 4- CAPITAL STRUCTURE

                  Our outstanding capital stock at September 30, 2003 consisted of common stock and Series A convertible preferred stock in which the conversion feature expired effective March 31, 2002.

                  At September 30, 2003, Emerson had outstanding approximately 936,000 options with exercise prices ranging from $1.00 to $1.50 and SSG had outstanding approximately 272,000 options with exercise prices ranging from $0.95 to $9.44.

                  On August 1, 2002 Emerson granted 200,000 warrants with an exercise price of $2.20, vesting 50% in six months and 50% one year from date of grant in conjunction with a consulting agreement. The warrants were valued using the Black-Scholes option valuation model and are charged to earnings over the related service period of the consulting agreement with $6,163 and $24,664 being charged to operations for the three and six month periods ending September 30, 2003, and $12,334 and $12,334 for the three and six month periods ending September 30, 2002, respectively. In February 2003, 100,000 of these warrants were exercised.

                  As of August 15, 2002, Emerson's $20.8 million of 8.5% Senior Subordinated Convertible Debentures (the "Debentures") were fully retired using funds secured from a financing facility dated June 28, 2002 and from the generation of cash from operations. See "Note 9 - Borrowings".

NOTE 5 - INVENTORY

                  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for the consumer electronics segment and for the sporting goods segment, standard cost method for items manufactured and weighted average cost for items purchased for resale. As of September 30, 2003 and March 31, 2003, inventories consisted of the following (in thousands):

                                                 September 30, 2003         March 31, 2003
                                                 ------------------         --------------
                                                    (Unaudited)
       Raw materials                                       $  1,968                $ 2,095
       Work-in-process                                          390                    318
       Finished                                              51,043                 45,387
                                                 ------------------         --------------
                                                             53,401                 47,800
       Less inventory allowances                             (3,232)                (2,623)
                                                 ------------------         --------------
                                                           $ 50,169                $45,177
                                                 ==================         ==============


NOTE 6 - INCOME TAXES

                  We have tax net operating loss carry forwards included in net deferred tax assets that are available to offset future taxable income and can be carried forward for 15 to 20 years. Although realization is not assured, we believe it is more likely than not that all of the net deferred tax assets will be realized through tax planning strategies available in future periods and through future profitable operating results. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced. At September 30, 2003, approximately $23.3 million of deferred tax assets were reported on our balance sheet.

NOTE 7 - INVESTMENT IN SPORT SUPPLY GROUP, INC.

                  As of September 30, 2003 and March 31, 2003, Emerson owned 4,746,023 (53.2% of the issued and outstanding) shares of common stock of SSG. SSG's results of operations and the minority interest related to those results have been included in our quarterly results of operations.

                  Effective March 1997, Emerson entered into a Management Services Agreement with SSG, under which each company provides various managerial and administrative services to the other company for a fee at terms reflected in an arms-length transaction. These charges have been eliminated in consolidation.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

                  In June, 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. As a result of adopting SFAS 142, we ceased recording amortization of goodwill on April 1, 2002 and, recorded a non-cash "cumulative effect of change in accounting principle" of approximately $5.5 million ($0.19 per diluted share for the six month period ended September 30, 2002), associated with the write-off of all of the goodwill attributed to the sporting goods segment.

                  As of September 30, 2003, estimated amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

                     2004                         $       504
                     2005                                 504
                     2006                                 466
                     2007                                 406
                     2008                                 337
                     Thereafter                         3,171
                                                  -----------
                                                  $     5,388
                                                  ===========


NOTE 9 - BORROWINGS

                  As of September 30, 2003 and March 31, 2003, short-term borrowings consisted of the following:

                                                  September 30,      March 31,
                                                      2003             2003
                                                  -------------     -----------
                                                   (Unaudited)
               Foreign bank loan                  $       4,227     $     1,918
                                                  =============     ===========

                  As of September 30, 2003 and March 31, 2003, long-term borrowings consisted of the following (in thousands):



                                                 September 30,     March 31,
                                                     2003            2003
                                                 -------------     ---------
                                                  (Unaudited)
Revolver (Revolver A)                            $       4,000     $      --
Term loan (Term Loan)                                    2,575        12,000
Notes payable under revolving line of credit
 (Revolver B)                                           13,495        17,522
Equipment notes and other                                  115           191
                                                 -------------     ---------
                                                        20,185        29,713
Less current maturities                                  2,656        11,634
                                                 -------------     ---------
  Long term debt and notes payable               $      17,529     $  18,079
                                                 =============     =========

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

                  Revolver A and Term Loan - On June 28, 2002, Emerson entered into a $40 million Loan Agreement with several U.S. financial institutions. The Loan Agreement provides for a three year, $25 million revolving line of credit (Revolver A) and a $15 million term loan (Term Loan). The $25 million revolving line of credit replaced Emerson's existing $15 million senior secured facility and provides for revolving loans, subject to individual maximums which, in the aggregate, are not to exceed the lesser of $25 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime plus 0.50% to 1.25% or, at Emerson's election, LIBOR plus 2.00% to 2.75% depending on certain financial covenants. The interest rate charged on the term loan ranges from Prime plus 1.00% to 1.75% or, at Emerson's election, LIBOR plus 2.50% and 3.25% depending on certain financial covenants and amortizes over a three-year period. Pursuant to the Loan Agreement, Emerson is restricted from, among other things, paying cash dividends other than on preferred shares, repurchasing Emerson's common stock and entering into certain transactions without the lender's prior consent and are subject to certain net worth and leverage financial covenants. Amounts outstanding under the Loan Agreement are secured by substantially all of Emerson's assets. As of September 30, 2003, approximately $2.6 million was outstanding under this term facility, and $4.0 million was outstanding under the revolver. Pursuant to the terms of Emerson's term loan, excess cash flow earned in the fiscal year ended March 31, 2003 of approximately $7.4 million was required to pay down the term loan in July 2003. Repayment of the excess cash flow provision was made from borrowings under its revolving credit facility, which was partially repaid as of September 30, 2003. As of September 30, 2003, Emerson was in compliance with the covenants contained in the senior credit facility.

                  Revolver B - Subsequent to September 30, 2003, SSG amended it's Loan and Security Agreement to finance it's working capital requirements through October 31, 2007. Under this amendment, SSG's line of credit was reduced from $25 million to $20 million; it's LIBOR borrowing rates were reduced from 2.5% to 2.25%; and its inventory and accounts receivable borrowing rates were increased with decreases in associated fees. This agreement provides for revolving loans and letters of credit which, in the aggregate, cannot exceed the lesser of $20 million or a "Borrowing Base" amount based upon specified percentages of eligible accounts receivables and inventories. Amounts outstanding under the senior credit facility are secured by substantially all the assets of SSG and its subsidiaries. Pursuant to the loan documents governing this line of credit, SSG is restricted from, among other things, paying cash dividends and entering into certain transactions without the lender's prior consent and it is required to maintain certain net worth levels.

                  As of September 30, 2003, the carrying value of these credit facilities approximated fair value.

   NOTE 10 - SEGMENT INFORMATION

                  The following table presents certain operating segment information for each of the three and six month periods ended September 30, 2003 and 2002 (in thousands):

                                                 Three Months Ended               Three Months Ended
                                                September 30, 2003                September 30, 2002
                                          Consumer                           Consumer
                                          Electronics     Sporting Goods     Electronics   Sporting Goods
                                          -----------     --------------     -----------   --------------
    Net revenues from
      external customers                  $    56,428     $       25,897     $    89,541   $       25,544

    Income (loss) before
      income taxes,
      discontinued
      operations and
      cumulative effect
      of change in
      accounting
      principle                           $     1,946     $          (54)    $     8,225   $           11

    Segment assets                        $    80,841     $       53,625     $    80,436   $       53,454

                                                Six Months Ended                   Six Months Ended
                                                September 30, 2003                September 30, 2002
                                          Consumer                           Consumer
                                          Electronics     Sporting Goods     Electronics   Sporting Goods
                                          -----------     --------------     -----------   --------------
    Net revenues from                     $    88,065     $       51,688     $   146,349   $       51,951
      external customers

    Income before
      income taxes,
      discontinued
      operations and
      cumulative effect
      of change in
      accounting
      principle                           $     1,304     $          183     $    12,668   $         356

NOTE 12 - LEGAL PROCEEDINGS

Putative Class Actions

The following putative class action lawsuits have been filed in the United States District Court for the District of New Jersey against us and Mssrs. Geoffrey Jurick, Kenneth Corby and John Raab (the "Individual Defendants") on behalf of purchasers of our publicly traded securities who bought shares between January 29, 2003 and August 12, 2003 (the "Class Period"): Kaplan v. Emerson Radio Corp., et al. 03-cv-4202; Pelone v. Emerson Radio Corp., et al. 03-cv-4201; Howard v. Jurick, et al. 03-cv-4330; Glascoff v. Emerson Radio Corp., et al. 03-cv-4506; Stromer v. Emerson Radio Corp., et al. 03-cv-4647; Kaplan v. Emerson Radio Corp., et al. 03-cv-4856; Freitag v. Emerson Radio Corp., et al. 03-cv-5140; which filing dates were: September 4, 2003, September 5, 2003, September 12, 2003, September 23, 2003, October 1, 2003, October 14,
2003 and October 30, 2003, respectively.

                  The complaints allege that we and the Individual Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated there under, by issuing certain positive statements during the Class Period regarding our growth and demand for our products. The complaints further allege that these statements were each materially false and misleading when made because we allegedly misrepresented and omitted certain adverse facts which then existed and disclosure of which was necessary to make the statements not false and misleading. It is possible that additional class action complaints will be filed against us, and the Individual Defendants. No court has yet made any rulings with respect to these complaints, including whether these lawsuits will be able to proceed as class actions. We, and the Individual Defendants intend to defend these lawsuits vigorously.

                  We are also involved in legal proceedings and claims of various types in the ordinary course of our business. While any such litigation to which we are a party contains an element of uncertainty, we presently believe that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on our consolidated financial position.

NOTE 13 - DISCONTINUED OPERATIONS

                  During October 1999, SSG acquired substantially all of the assets of Spaulding Athletic, which was a team dealer located in Little Rock, Arkansas. A team dealer is a local sporting goods store that sells it products primarily to teams in its local market. Spaulding Athletic serviced the local institutional customers and teams with a full line of athletic products, and was the only such team dealer owned by SSG in this regional marketplace.

                  On July 15, 2003, SSG discontinued operations at Spaulding Athletic, SSG's team dealer located in Little Rock, Arkansas, and in October 2003, sold substantially all of the assets (other than cash and accounts receivable). This closure, and the discontinued operation resulted in a pretax loss of approximately $358,000 for the six months ended September 30, 2003, which is included in the discontinued operations in the accompanying consolidated statement of operations for the three and six month periods ended September 30, 2003.

                  The following table represents current assets and liabilities of discontinued operations as of September 30, 2003 and the results of operations (in thousands).

                                                     September
                                                      30, 2003
                                                     ---------
                 Current assets                      $     364
                 Current liabilities                      (110)
                                                     ---------
                 Net current assets                  $     254
                                                     =========


                                      THREE MONTHS     THREE MONTHS       SIX MONTHS       SIX MONTHS
                                         ENDED            ENDED              ENDED           ENDED
                                       SEPTEMBER        SEPTEMBER          SEPTEMBER       SEPTEMBER
                                        30, 2003         30, 2002          30, 2003         30, 2003
     Net revenues                     $        170     $        543      $         219    $         909
                                      ============     ============      =============    =============

     Earnings(loss) from
       Operations                     $       (305)    $         20      $        (358)   $          12
     Income tax
       (provision)benefit                       49               (5)                69               (2)
                                      ------------     ------------      -------------    -------------
     Total discontinued
       operations                     $       (256)    $         15      $        (289)   $          10
                                      ============     ============      =============    =============

NOTE 14 - SUBSEQUENT EVENTS

                  During February 1999, SSG acquired substantially all of the assets of Larry Black Sporting Goods, Inc., a team dealer with locations in Enid, Oklahoma and Wichita, Kansas. Larry Black Sporting Goods, Inc. serviced local and institutional customers and teams with a full line of athletic products.

                  In October 2003, SSG discontinued operations at it's team dealer located in Enid, Oklahoma. In addition, in November 2003, SSG sold substantially all the assets (other than cash and accounts receivable) of its team dealer located in Wichita, Kansas.

                  The following table represents proforma current assets and liabilities of the Enid, Oklahoma and Wichita, Kansas Larry Black team dealer operations as of September 30, 2003 and the results of operations (in thousands). The results of discontinuing the Enid, Oklahoma and Wichita, Kansas Team Dealer locations will be reflected in the December 2003 quarterly financial statements.

                                                        September
                                                         30, 2003
                                                       -----------
                   Current assets                      $     2,214
                   Current liabilities                        (994)
                                                       -----------
                   Net current assets                  $     1,220
                                                       ===========


                                      THREE MONTHS     THREE MONTHS       SIX MONTHS       SIX MONTHS
                                         ENDED            ENDED             ENDED            ENDED
                                       SEPTEMBER        SEPTEMBER         SEPTEMBER        SEPTEMBER
                                        30, 2003         30, 2002          30, 2003         30, 2002
     Net revenues                     $      1,233     $      1,833      $       2,455    $       3,363
                                      ============     ============      =============    =============

     Earnings(loss) from
       operations                     $         55     $         14      $          23    $         (42)
                                      ============     ============      =============    =============


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

CONSOLIDATED OPERATIONS:

                  The following table sets forth, for the periods indicated, certain items related to the consolidated statements of operations as a percentage of net revenues for the three and six month periods ended September 30, 2003 and 2002. A detailed discussion of the material changes in our operating results is set forth under our discussion of our two operating segments: consumer electronics and sporting goods.

                                         Three Months ended                Six Months ended
                                            September 30                     September 30
                                    ---------------------------      ---------------------------
                                       2003             2002            2003             2002
                                    ----------       ----------      ----------       ----------
                                            (Unaudited)                      (Unaudited)
Net revenues (in thousands)         $   82,325       $  115,085      $  139,753       $  198,300
                                         100.0%           100.0%          100.0%           100.0%
Cost of sales                             82.1%            79.7%           80.6%            79.0%
Other operating costs and
  Expenses                                 1.6%             0.8%            1.8%             1.1%
Selling, general and
  administrative expenses                13. 5%            11.7%          15. 9%            12.5%
                                    ----------       ----------      ----------       ----------
    Operating income                       2.8%             7.8%            1.7%             7.4%
Interest expense                           0.5%             0.6%            0.6%             0.8%
Minority interest in net income
   Of consolidated subsidiary              0.1%             0.0%            0.1%             0.0%
Provision for income taxes                 1.3%             2.0%            0.8%             2.2%
Income(loss) from discontinued
   Operations                             (0.3)%            0.0%           (0.2)%            0.0%
Cumulative effect of change in
   accounting principle                    0.0%             0.0%            0.0%             2.8%
                                    ----------       ----------      ----------       ----------
    Net income                             0.8%             5.2%            0.2%             1.6%
                                    ==========       ==========      ==========       ==========

Net Revenues - Consolidated net revenues for the three and six month periods ended September 30, 2003 decreased $32.8 million (28.5%) and $58.5 million (29.5%) as compared to the same periods ended September 30, 2002. The decreases for both the three and six month periods were primarily attributable to decreases in the consumer electronics segment.

Cost of Sales - Cost of sales, as a percentage of consolidated net revenues for the three and six month period ended September 30, 2003 increased to 82.1% and 80.6% from 79.7% and 79.0%, respectively. The increase in cost of sales as a percentage of net revenues for the three and six month periods were primarily the result of lower margins in both the consumer electronics and sporting goods segments. In absolute terms, cost of sales decreased $24.1 million and $44.0 million for the three and six month periods of fiscal 2004 as compared to the same periods in fiscal 2003.

Other Operating Costs and Expenses - Other operating costs and expenses are associated with the consumer electronics segment. As a percentage of consolidated net revenues, other operating costs and expenses increased to 1.6% from 0.8% for the three months ended September 30, 2003 compared to the same period in fiscal 2003. For the six months ended September 30, 2003, other operating costs, as a percentage of consolidated net revenues, increased to 1.8% from 1.1% for the same period in fiscal 2003. In absolute terms other operating costs and expenses increased by $397,000 and $356,000 for the three and six month periods of fiscal 2004 as compared to the same periods in fiscal 2003.

Selling, General and Administrative Expenses ("S,G&A") - S,G&A, as a percentage of consolidated net revenues, were 13.5% for the three months ended September 30, 2003 as compared to 11.7% for the three months ended September 30, 2002. For the six months ended September 30, 2003, S,G&A, as a percentage of consolidated net revenues, were 15.9% as compared to 12.5% for the same period in fiscal 2003. In absolute terms S,G&A decreased $2.4 million and $2.7 million for the three and six month periods ended September 30, 2003 as compared to the same periods in fiscal 2003 due to decreases in both segments.

Interest Expense, Net - Interest expense decreased to $402,000 (0.5% of net revenues) for the three months ended September 30, 2003 from $788,000 (0.6% of net revenues) for the three months ended September 30, 2002. For the six months ended September 30, 2003 interest expense decreased to $816,000 (0.6% of net revenues) from $1.6 million (0.8% of net revenues) for the same period in fiscal 2003. The decrease in interest expense was a result of lower average borrowings in the consumer electronics segment and lower borrowing costs in both segments.

Minority Interest in Net Income (Loss) of Consolidated Subsidiary - Minority interest in net income (loss) of consolidated subsidiary represents that portion of the sporting goods segment for the three and six month periods ended September 30, 2003 and 2002, that were not included in the consolidated statements of operations. See "Note 1 - Background and Basis of Presentation."

Provision for Income Taxes - The provision for income taxes for the three and six months ended September 30, 2003 and 2002 were primarily the results of utilizing previously recognized net operating loss carryforwards from the consumer electronics segment. The high effective tax rate reflected in the consolidated statement of operations for the three and six months ended September 30, 2003 was the result of our multinational tax structure, which yields varying tax effective rates.

Income (loss) from Discontinued Operations - In July 2003, SSG ceased operations of it's Little Rock, Arkansas Team Dealer location and has recorded losses from discontinued operations of approximately $289,000 for the six month period ended September 30, 2003.

Cumulative Effect of Change in Accounting Principle - On April 1, 2002, we adopted Financial Accounting Standards Board's Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) that requires that goodwill not be amortized, but instead be tested for impairment at least annually by reporting unit. As a result of our impairment testing, we recorded a non-cash "cumulative effect of accounting change" of approximately $5.5 million for the six months ended September 30, 2002, due to the impairment of all of the goodwill attributed to the Company's sporting goods segment. See "Note 8 - Goodwill and Other Intangible Assets."

Net Income - As a result of the foregoing factors, we earned net income of $681,000 (0.8% of net revenues) and $236,000 (0.2% of net revenues) for the three and six months ended September 30, 2003 as compared to

$6.0 million (5.2% of net revenues) and $3.1 million (1.6% of net revenues) for the same periods in fiscal 2003.

CONSUMER ELECTRONICS SEGMENT:

The following table summarizes certain financial information relating to the consumer electronics segment for the three and six month periods ended September 30, 2003 and 2002 (in thousands):


                             Three Months Ended September 30      Six Months Ended September 30
                             -------------------------------      -----------------------------
                                2003                 2002            2003               2002
                             ----------           ----------      ----------         ----------
                                       (Unaudited)                         (Unaudited)
Net revenues                 $   56,428           $   89,541      $   88,065         $  146,349

Cost of sales                    49,042               74,006          75,644            120,552
Other operating
  Costs                           1,293                  896           2,549              2,193
Selling, general &
  administrative                  3,897                5,769           8,040              9,680
                             ----------           ----------      ----------         ----------
   Operating income               2,196                8,870           1,832             13,924
Interest expense,
  net                              (250)                (645)           (528)            (1,256)
                             ----------           ----------      ----------         ----------
Income before                     1,946                8,225           1,304             12,668
  income taxes
Provision for
  income taxes                    1,111                2,285             975              4,180
                             ----------           ----------      ----------         ----------
   Net income                $      835           $    5,940      $      329         $    8,488
                             ==========           ==========      ==========         ==========

Net Revenues - Consumer electronics net revenues for the three months ended September 30, 2003 decreased to $56.4 million from $89.5 million for the three months ended September 30, 2002. For the six months ended September 30, 2003 net revenues decreased to $88.1 million from $146.3 million for the six months ended September 30, 2002. Consumer electronics net revenues are comprised of Emerson branded product sales, themed product sales and licensing revenues. Emerson branded product sales are earned from the sale of products bearing the Emerson or HH Scott brand name; themed product sales represents products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson and HH Scott brand names to licensees for a fee. The decrease in net revenues for the three and six month period was comprised of:

    i) A decrease in Emerson branded product sales to $49.0 and $77.2 million from $68.7 and $117.2 million for the three and six months ended September 30, 2003 and September 30, 2002, respectively. These decreases were associated with increased competition, decreased orders from our primary customers and an overall slower economy.

    ii) A decrease in themed product sales to $5.4 and $5.7 million and $18.8 and $23.2 million for the three and six months ended September 30, 2003 and September 30, 2002. These decreases were due to the discontinuance of sales of NASCAR, Mary Kate and Ashley and Hello Kitty themed products, partially offset by the start up sales from Nickelodeon themed products.

    iii) Licensing revenues were relatively unchanged at $2.0 million for the three months ended September 30, 2003 as compared to the same period in fiscal 2003. For the six month period ending September 30, 2003, licensing revenues decreased to $5.2 million from $6.0 million in fiscal 2003, which was primarily associated with a reduction in our video licensing fees.

Cost of Sales - Cost of sales for the three months ended September 30, 2003 decreased $25.0 million (33.7%) to $49.0 million from $74.0 million for the three months ended September 30, 2002. For the six months ended September 30, 2003 cost of sales decreased $44.9 million (37.3%) to $75.6 million from $120.6 million for the six months ended September 30, 2002. The decrease in cost of sales in absolute terms for the three and six month periods was due to the lower consumer electronics net revenues. In relative terms, cost of sales for the three months ended September 30, 2003 increased to 86.9% from 82.7% for the three months ended September 30, 2002. For the six months ended September 30, 2003 cost of sales increased to 85.9% from 82.4% for the six months ended September 30, 2002. The increases in cost of sales for the three and six month periods are due to lower sales of traditionally higher margin themed products, and lower margins on Emerson branded product, primarily attributable to competitive market conditions.

Gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the price categories of the consumer electronics market in which Emerson competes. Emerson's branded products are generally placed in the low-to-medium priced category of the market.

Other Operating Costs and Expenses - Other operating costs and expenses as a percentage of consumer electronics net revenues increased to 2.3% from 1.0% and to 2.9% from 1.5% for the three and six month period ended September 30, 2003 as compared to the same periods in fiscal 2003. In absolute terms, other operating costs and expenses increased to approximately $1.3 million from $896,000 and to approximately $2.5 million from $2.2 million for the three and six month periods ended September 30, 2003 as compared to the same periods in fiscal 2003, respectively. The increase for both the three and six month period in absolute terms was primarily due to increased inventory servicing costs.

Selling, General and Administrative Expenses ("S,G&A") - S,G&A, decreased in absolute terms to $3.9 million (6.9% of the consumer electronics net revenues) from $5.8 million (6.4% of the consumer electronics net revenues) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. For the six months ended September 30, 2003, S,G&A decreased to $8.0 million (9.1% of the consumer electronics net revenues) from $9.7 million (6.6% of the consumer electronics net revenues) for the six months ended September 30, 2002. The decreases in absolute terms for the three months ended September were primarily from decreases in payroll related costs of approximately $750,000 and a reduction in bad debt charges of approximately $750,000. The decreases in absolute terms for the six months ended September were primarily from decreases in payroll related costs of approximately $580,000 and a reduction in bad debt charges of approximately $920,000.

Interest Expense, net - Interest expense decreased to $250,000 (0.4% of the consumer electronics net revenues) for the three months ended September 30, 2003, from $645,000 (0.7% of the consumer electronics net revenues) for the three months ended September 30, 2002,, and to $528,000 (0.6% of the consumer electronics net revenues) for the six months ended September 30, 2003 from $1,256,000 (0.9% of the consumer electronics net revenues) for the six months ended September 30, 2002. The decreases in interest expense for the three and six month periods was the result of lower borrowings and lower borrowing costs.

Provision for Income Taxes - The provision for income taxes was $1.1 million and $975,000 for the three and six months ended September 30, 2003, respectively, as compared to $2.3 million and $4.2 million for the three and six month periods ended September 30, 2002, respectively. The decreases in the provisions for the three and six month periods ended September 30, 2003 were primarily the result of lower taxable income as compared to the same periods in fiscal 2003. The high effective tax rate reflected in the statement of operations for the three and six months ended September 30, 2003 was the result of our multinational tax structure, which yields varying tax effective rates.

Net Income - As a result of the foregoing factors, the consumer electronics segment earned net income of $835,000 (1.5% of net revenues) for the three months ended September 30, 2003 as compared to $5.9 million (6.6% of net revenues) for the three months ended September 30, 2002. For the six months ended September 30, 2003 the consumer electronics segment earned $329,000 (0.4% of net revenues) as compared to $8.5 million (5.8% of net revenues) for the six months ended September 30, 2002.

SPORTING GOODS SEGMENT:

                  The following table summarizes certain financial information relating to the sporting goods segment as reported by SSG for the three and six month periods ended September 30, 2003 and 2002 (in thousands):

                                      Three Months Ended September 30        Six Months Ended September 30
                                     ---------------------------------     ---------------------------------
                                         2003                 2002             2003                 2002
                                     ------------         ------------     ------------         ------------
                                                 (Unaudited)                         (Unaudited)
Net revenues                         $     25,897         $     25,544     $     51,688         $     51,951

Cost of sales                              18,585               17,696           37,045               36,088
Selling, general &
  Administrative                            7,214                7,694           14,172               15,188
                                     ------------         ------------     ------------         ------------
   Operating income                            98                  154              471                  675
Interest expense, net                        (152)                (143)            (288)                (319)
                                     ------------         ------------     ------------         ------------

Income (loss) before
   income taxes, discontinued
   operations and
   cumulative effect of
   accounting change                          (54)                  11              183                  356
Provision (benefit) for
  income taxes                                (20)                   4               69                  134
Income (loss) from
  discontinued operations                    (256)                  15             (289)                  10
Cumulative effect of
  change in accounting
  principle                                    --                   --               --               (7,442)
                                     ------------         ------------     ------------         ------------
  Net income (loss)                  $       (290)        $         22     $       (175)        $     (7,210)
                                     ============         ============     ============         ============



Net Revenues - Net revenues increased $353,000 (1.4%) and decreased $263,000 (0.5%) for the three and six month periods ended September 30, 2003 as compared to the three and six month periods ended September 30, 2002. The increase in net revenues for the three month period was the result of a $1.2 million increase in core institutional revenues as a result of more aggressive pricing and other revenue generating programs. This increase in revenues for the three month period was partially offset by a $383,000 decrease in revenues generated from SSG's wholly-owned subsidiary, Athletic Training Equipment Company, Inc. ("ATEC"), and a $422,000 decrease in revenues generated from our Team Dealer operations. The decrease in revenues for the six month period was the result of an $811,000 decrease in ATEC revenues and a $635,000 decrease in Team Dealer revenues. This decrease was partially offset by a $1.2 million increase in core institutional revenues. SSG expects continued revenue challenges in fiscal year 2004, due to increased competition, a decreased salesforce, continued restrictions in state, federal and school budgets, an overall soft economy, and declining participation and funding of youth sports organizations.

Cost of Sales - Cost of sales increased by approximately $889,000 (5.0%) and $957,000 (2.7%) for the three and six month periods ended September 30, 2003 as compared to same periods last year. As a percentage of net revenues, cost of sales increased to 71.8% from 69.3%, and increased to 71.7% from 69.5% for the three and six month periods ended September 30, 2003 as compared to the same periods in the prior fiscal year. These increases in cost of sales were primarily the result of more aggressive pricing pressure, and increases in SSG's import freight and operations costs.

Selling, General and Administrative Expenses ("S,G&A") - S,G&A expenses decreased approximately $480,000 (6.2%) and $1.0 million (6.7%) for the three and six month periods ended September 30, 2003, respectively, as compared to the three and six month periods ended September 30, 2002. As a percentage of sporting goods net revenues, SG&A decreased to 27.9% from 30.1% and 27.4% from 29.2% for the three and six month periods ended September 30, 2003, as compared to the same periods in fiscal 2003. The decreases in SG&A, for the three and six month periods were primarily a result of: i) a decrease in payroll related expense of approximately $211,000 for the three month period and approximately $524,000 for the six month period, attributable to reduced headcounts, and ii) a decrease in selling and promotional expense of approximately $145,000 for the three month period, and $377,000 for the six month period, primarily as a result of reduced marketing spending. SSG expects continued decreases in S,G&A this fiscal year as compared to the prior year due to ongoing cost reduction programs.

Interest Expense, net - Interest expense increased by approximately $9,000 (6.3%) and decreased by $31,000 (9.7%) for the three and six month periods ended September 30, 2003, as compared to the same periods in fiscal 2003.

Provision (benefit) for Income Taxes - A tax benefit of approximately $20,000 and a provision of $69,000 was recorded for the three months ended September 30, 2003 as compared to an income tax provision of approximately $4,000 and $134,000 for the three and six months ended September 30, 2002. SSG has a net operating loss carryforward included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. We believe the net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured, we believe it is more likely than not that all of the net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced.

Income (loss) from Discontinued Operations - In July 2003, SSG discontinued operations at Spaulding Athletic, SSG's team dealer located in Little Rock, Arkansas. As a result, SSG has recorded losses from discontinued operations, net of taxes, of approximately $256,000 and $289,000 for the three and six month periods ended September 30, 2003, respectively. These expenses include estimated reserves for accounts receivable and inventory.

Cumulative Effect of Change in Accounting Principle - On March 30, 2002, SSG adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. Goodwill is required to be tested for impairment in a transitional test upon adoption and then at least annually by reporting unit. As a result of its impairment testing, SSG recorded a non-cash "cumulative effect of accounting change" impairment write down of approximately $7.4 million for the six month period ended September 30, 2002.

Net Income (Loss) - As a result of the foregoing factors, the sporting goods segment incurred a net loss of approximately $290,000 for the three months ended September 30, 2003 as compared to net income of $22,000 for the three months ended September 30, 2002. For the six months ended September 30, 2003 the sporting goods segment incurred a net loss of $175,000 as compared to a net loss of $7.2 million for the six months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by continuing operating activities was $95,000 for the six months ended September 30, 2003. Cash was primarily utilized by increases in accounts receivable and inventory, partially offset by a decrease in accounts payable and other current liabilities.

                  Net cash used by investing activities was $208,000 for the six months ended September 30, 2003. Cash was utilized for the purchase of fixed assets, which consisted mainly of computer equipment.

                  Net cash used for financing activities was $7.7 million for the six months ended September 30, 2003. Cash was primarily utilized for the reduction of borrowings and the repurchase of Emerson's common stock. During the six months ended September 30, 2003, 188,800 shares of Emerson's common stock were repurchased at a cost of approximately $728,000.

                  Emerson and SSG maintain credit facilities as described in
Note 9 - Borrowings. At September 30, 2003, there were approximately $20.2 million of borrowings outstanding under these facilities, of which approximately $6.7 million of borrowings were outstanding by Emerson and $13.5 million of borrowings were outstanding by SSG. No letters of credit were outstanding under these facilities by either Emerson or SSG as of September 30, 2003.

                  Two of our foreign subsidiaries maintain various credit facilities, as amended, aggregating $52.5 million with Hong Kong banks consisting of the following: (i) a $7.5 million credit facility with a $2.5 million seasonal increase which is used for inventory purchases and (ii) two back-to-back letters of credit totaling $45 million. At

September 30, 2003, our Hong Kong subsidiary pledged $1.7 million in certificates of deposit to this bank to assure the availability of the $7.5 million credit facility and a $2.5 million seasonal line increase. At September 30, 2003, there were approximately $5.8 million and $8.7 million, respectively, of letters of credit outstanding under these credit facilities.

                  At present, we believe that future cash flow from operations and our existing institutional financing noted above will be sufficient to fund all of our cash requirements for the next twelve months.

                  The following summarizes our obligations at September 30, 2003 for the periods shown (in thousands):

                                                 PAYMENT DUE BY PERIOD
                                -------------------------------------------------------
                                          LESS THAN 1    1 - 3      3 - 5     MORE THAN
                                 TOTAL       YEAR        YEARS      YEARS      5 YEARS
                                --------  -----------   -------   ---------   ---------
Notes Payable                   $ 20,152  $     2,632   $ 4,025   $  13,495   $      --
Capital lease obligations             33           24         9          --          --
Leases                             7,985        2,593     4,045       1,347          --
                                --------  -----------   -------   ---------   ---------
Total                           $ 28,170  $     5,249   $ 8,079   $  14,842   $      --
                                ========  ===========   =======   =========   =========

                  There were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of September 30, 2003.

CONTINGENCIES

                  During the past several years, SSG used the services of Strategic Technologies, Inc. ("STI") to process their outbound truck freight bills. STI audited SSG's freight bills and provided a listing of freight invoices that were scheduled for payment, at which time SSG transferred funds to STI. STI was required to issue checks to the various carriers within forty-eight
(48) hours of receipt of SSG's funds. STI filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on July 19, 2002, which was converted to Chapter 7 of the U.S. Bankruptcy Code on July 31, 2002. In certain circumstances, SSG has had to pay their freight carriers for invoices that were previously paid to STI and to attempt to recover such monies from STI. SSG has filed a proof of claim of approximately $593,000 for unpaid shipping charges and service fees paid to STI. No assurance can be made that SSG will be able to recover such money.

                  During the past several years, SSG used the services of Consolidated Freightways to ship product to it's customers. Consolidated Freightways Corporation filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on September 2, 2002 in the United States Bankruptcy Court in the District of California, Case No. RS 02-24284-MG. On August 25, 2003, the Bankruptcy Trustee for

Consolidated Freightways Corporation of Delaware filed a lawsuit in the United States Bankruptcy Court, Central District of California, to collect fees for the transportation of goods that are alleged to be owed to the bankruptcy estate. The Trustee's initial claim is $866,684, which includes approximately $265,000 in collection fees and late payment charges. SSG disputes the amount claimed by the Trustee and claims an offset of approximately $308,000 for goods lost or damaged by Consolidated Freightways in transit.

                  It is not possible at this time to determine the ultimate liabilities that we may incur resulting from these lawsuits, claims, and proceedings. If these matters were to be ultimately resolved unfavorably at amounts exceeding our reserves, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect on our consolidated financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

                  For the three and six month periods ended September 30, 2003, there were no significant changes to our accounting policies from those reported in Form 10-K for the fiscal year ended March 31, 2003.

INFLATION, FOREIGN CURRENCY, AND INTEREST RATES

                  Neither inflation nor currency fluctuations had a significant effect on our results of operations during the first or second quarter of fiscal 2004. Our exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The consumer electronics segment purchases virtually all of its products from manufacturers located in various Asian countries.

                  The interest on borrowings under our credit facilities is based on the prime and LIBOR rate. We believe that given the present economic climate, interest rates are not expected to increase significantly during the coming year.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

                  In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses consolidation of variable interest entities ("VIE's"). FIN 46 requires a variable interest entity to be consolidated by a parent company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. In October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interest held by public companies in all entities that were acquired prior to February 1, 2003. This deferral is to allow time for certain implementation issues to be addressed through the issuance of a potential modification to the interpretation. The deferral revised the effective date for consolidation of these entities until the end of the first interim or annual period ending after December 15, 2003. We do not believe that FIN 46 will have any material impact on our financial statements.

                  In April 2003, the FASB issued FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FAS 149 amends and clarifies financial accounting and reporting for derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003. We adopted this statement as of July 1, 2003 and it did not have any material impact on our financial statements.

                  In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which addresses how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuers. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective (except for certain measurement requirements, the effective date of which has been deferred indefinitely) at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. We adopted this statement as of July 1, 2003 and it did not have any material impact on our financial statements.

FORWARD-LOOKING INFORMATION

                  This report contains various forward-looking statements under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and information that is based on management's beliefs as well as assumptions made by and information currently available to management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. When used in this report, the words "anticipate", "believe", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the date hereof, and should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under "Risk Factors" set forth in our Form 10-K for the fiscal year ended March 31, 2003 and other filings with the Securities and Exchange Commission (the "SEC"). For additional risk factors as they relate to the sporting goods segment, see SSG's Form 10-K for the fiscal year ended March 28, 2003 Item 7 - "Certain Factors that May Affect the Company's Business or Future Operating Results" and other filings with the SEC. We undertake no obligation to publicly release the results on any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Putative Class Actions

The following putative class action lawsuits have been filed in the United States District Court for the District of New Jersey against us and Mssrs. Geoffrey Jurick, Kenneth Corby and John Raab (the "Individual Defendants") on behalf of purchasers of our publicly traded securities who bought shares between January 29, 2003 and August 12, 2003 (the "Class Period"): Kaplan v. Emerson Radio Corp., et al. 03-cv-4202; Pelone v. Emerson Radio Corp., et al. 03-cv-4201; Howard v. Jurick, et al. 03-cv-4330; Glascoff v. Emerson Radio Corp., et al. 03-cv-4506; Stromer v. Emerson Radio Corp., et al. 03-cv-4647; Kaplan v. Emerson Radio Corp., et al.03-cv-4856; Freitag v. Emerson Radio Corp., et al. 03-cv-5140; which filing dates were: September 4, 2003, September 5, 2003, September 12, 2003, September 23, 2003, October 1, 2003, October 14, 2003
and October 30, 2003, respectively.

                  The complaints allege that we and the Individual Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated there under, by issuing certain positive statements during the Class Period regarding our growth and demand for our products. The complaints further allege that these statements were each materially false and misleading when made because we allegedly misrepresented and omitted certain adverse facts which then existed and disclosure of which was necessary to make the statements not false and misleading. It is possible that additional class action complaints will be filed against us and the Individual Defendants. No court has yet made any rulings with respect to these complaints, including whether these lawsuits will be able to proceed as class actions. We, and the Individual Defendants intend to defend these lawsuits vigorously.

                  For other information on litigation to which we are a party, reference is made to Part 1 Item-3-Legal Proceedings in the Company's most recent annual report on Form 10-K.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

    (a)  None

    (b)  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Annual Meeting of the Company's shareholders was held on September 4, 2003, at which time the shareholders elected the following slate of nominees to remain on the Board of Directors: Robert H. Brown, Jr., Peter G. Bunger, Jerome H. Farnum, Stephen H. Goodman and Geoffrey
         P. Jurick. Election of the Board of Directors was the only matter submitted for shareholder vote. There were 27,562,560 shares of outstanding capital stock of the Company entitled to vote at the record date for this meeting and there were present at such meeting, in person or by proxy, stockholders holding 25,601,943 shares of the Company's Common Stock, which represented 92.9% of the total capital stock outstanding and entitled to vote. There were 25,601,943 shares voted on the matter of the election of directors. The result of the votes cast regarding each nominee for office was:

         Nominee for Director                Votes For               Votes Withheld
         --------------------                ---------               --------------
         Robert H. Brown, Jr.                25,162,365                     439,578
         Peter G. Bunger                     23,081,232                   2,520,711
         Jerome H. Farnum                    25,161,365                     440,578
         Stephen H. Goodman                  25,155,225                     446,718
         Geoffrey P. Jurick                  23,512,251                   2,089,692


ITEM 5.  OTHER INFORMATION.

    (a)  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  EXHIBITS:

10.29 Separation Agreement dated September 15, 2003 between SSG and John P. Walker (incorporated by reference to Exhibit 10.1 of Sport Supply's Quarterly Report on Form 10-Q for the quarter ended September 26,
         2003).

10.35.2 Third Amendment to Loan and Security Agreement dated November 6, 2003 by and between Sport Supply Group, Inc. and Congress Financial Corporation (incorporated by reference to Exhibit 10.4 of Sport Supply's Quarterly Report on Form 10-Q for the quarter ended September 26, 2003).

31.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b) REPORTS ON FORM 8-K - Current report on Form 8-K, dated July 14, 2003 furnishing the press release announcing the Company's financial results for the year ended March 31, 2003.

         Current report on Form 8-K, dated July 18, 2003, related to the earnings teleconference.

         Current report on Form 8-K, dated August 12, 2003, furnishing the press release announcing the Company's financial results for the quarter ended June 30, 2003.

         Current report on Form 8-K, dated August 15, 2003, for the purpose of furnishing the definition of free cash flow which was discussed on Emerson's teleconference on August 12, 2003.

         Current report on Form 8-K, dated September 2, 2003 furnishing the press release announcing the Company's share repurchase program.

         Current report on Form 8-K, dated September 10, 2003 furnishing the press release announcing the appointment of S & I Electronics Plc as its Master Distributor in the United Kingdom.

         Current report on Form 8-K, dated November 14, 2003, furnishing the press release announcing the Company's financial results for the quarter ended September 30, 2003.

---------------------
* filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EMERSON RADIO CORP.
                                  -------------------
                                     (Registrant)



Date:    November 14, 2003              /s/ Geoffrey P. Jurick
                                        -----------------------
                                        Geoffrey P. Jurick
                                        Chairman of the Board,
                                        Chief Executive Officer and
                                        President
                                        (Principal Executive Officer)



Date:    November 14, 2003              /s/ Kenneth A. Corby
                                        --------------------
                                        Kenneth A. Corby
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Finance and
                                        Accounting Officer)