Form 10-Q
period 2003-12-31
EMERSON RADIO CORP
filed 2004-02-17
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number     0-25226

EMERSON RADIO CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	22-3285224

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9 Entin Road Parsippany, New Jersey	07054

(Address of principal executive offices)	(Zip code)

(973) 884-5800

(Registrant’s telephone number, including area code)

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

     Indicate the number of shares outstanding of common stock as of February 9, 2004: 26,723,983.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except earnings per share data)

	Three Months Ended		Nine Months Ended

	December	December	December	December 31,
	31, 2003	31, 2002	31, 2003	2002

Net revenues	$76,345	$86,553	$209,389	$276,488
Costs and expenses:
Cost of sales	62,992	70,832	171,381	222,224
Other operating costs and Expenses	1,414	1,058	3,963	3,251
Selling, general & administrative expenses	10,545	10,226	30,571	32,696
Stock based costs	487	19	511	31

	75,438	82,135	206,426	258,202

Operating income	907	4,418	2,963	18,286
Interest expense, net	(322)	(405)	(1,144)	(1,977)
Minority interest in net income (loss) of consolidated subsidiary	(272)	1,104	(190)	996

Income before income taxes, discontinued operations and cumulative effect of change in accounting principle	313	5,117	1,629	17,305
Provision for income taxes	653	1,931	1,628	5,999

Income (loss) from continuing Operations	(340)	3,186	1	11,306
Income from discontinued operations, net of tax	3,153	92	3,048	584
Cumulative effect of change in accounting principle	—	—	—	(5,546)

Net income	$2,813	$3,278	$3,049	$6,344

Basic net income per share:
Income (loss) from continuing operations	$(0.01)	$0.12	$—	$0.41
Discontinued operations	0.11	—	0.11	0.02
Cumulative effect of change In accounting principle	—	—	—	(0.20)

	$0.10	$0.12	$0.11	$0.23

Diluted net income per share:
Income (loss) from continuing operations	$(0.01)	$0.12	$—	$0.39
Discontinued operations	0.11	—	0.11	0.02
Cumulative effect of change In accounting principle	—	—	—	(0.19)

	0.10	$0.12	$0.11	$0.22

Weighted average shares outstanding:
Basic	27,189	27,134	27,388	27,837
Diluted	27,189	28,274	28,259	28,678

The accompanying notes are an integral part of the interim
consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2003	March 31, 2003

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,940	$11,413
Accounts receivable (less allowances of $4,749 and $3,938, respectively)	26,233	24,593
Other receivables	1,873	2,954
Inventories	37,920	45,177
Prepaid expenses and other current assets	5,030	6,871
Net assets related to discontinued operations	522	—
Deferred tax assets	6,297	6,761

Total current assets	84,815	97,769
Property and equipment - (net of accumulated depreciation and amortization of $7,225 and $6,628, respectively)	8,239	9,823
Deferred catalog expenses	1,341	1,912
Trademarks and other intangible assets (net of accumulated amortization of $3,739 and $3,403,respectively)	5,277	5,613
Deferred tax assets	14,184	17,595
Other assets	1,446	1,850

Total Assets	$115,302	$134,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$71	$11,634
Short-term borrowings	4,050	1,918
Accounts payable and other current liabilities	30,019	30,596
Accrued sales returns	2,855	3,768
Income taxes payable	12	752

Total current liabilities	37,007	48,668
Long-term borrowings	9,383	18,079
Minority interest	16,772	16,578
Shareholders’ Equity:
Preferred shares - 10,000,000 shares authorized, 3,677 shares issued and outstanding	3,310	3,310
Common shares - $.01 par value, 75,000,000 shares authorized; 52,310,350 and 51,981,431 shares issued; 26,956,683 and 27,413,089 shares outstanding, respectively	523	520
Capital in excess of par value	115,912	115,122
Accumulated other comprehensive losses	(100)	(104)
Accumulated deficit	(44,887)	(47,936)
Treasury stock, at cost 25,353,667 and 24,568,342 shares, respectively	(22,618)	(19,675)

Total shareholders’ equity	52,140	51,237

Total Liabilities and Shareholders’ Equity	$115,302	$134,562

The accompanying notes are an integral part of the interim
consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended

	December	December
	31, 2003	31, 2002

Cash Flows from Operating Activities:
Income from continuing operations	$1	$5,760
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest	190	(996)
Depreciation and amortization	2,769	2,394
Deferred tax assets	3,875	4,093
Cumulative effect of accounting change	—	5,546
Asset allowances, reserves and other	628	4,438
Changes in assets and liabilities:
Accounts receivable	(7,580)	3,017
Other receivables	1,072	680
Inventories	2,367	(4,851)
Prepaid expenses and other current assets	2,341	548
Other assets	(21)	(1,185)
Accounts payable and other current liabilities	1,235	467
Income taxes payable	(740)	1,125

Operating cash flow provided by continuing operations	6,137	21,036
Operating cash flow provided by discontinued operations	469	584

Net cash provided by operating activities	6,606	21,620

Cash Flows from Investing Activities:
Additions of property and equipment	(323)	(495)
Proceeds from sale of discontinued operations	10,517	—

Net cash (used) provided by investing activities	10,194	(495)

Cash Flows from Financing Activities:
Net borrowings (repayments) under line of Credit facility	2,132	(6,142)
Purchase of common stock	(2,943)	(5,697)
Exercise of stock options and warrants	281	343
Long-term borrowings	114,010	137,024
Repayments of long-term borrowings	(134,753)	(142,921)

Net cash used by financing activities	(21,273)	(17,393)

Net increase (decrease) in cash and cash equivalents	(4,473)	3,732
Cash and cash equivalents at beginning of year	11,413	19,228

Cash and cash equivalents at end of period	$6,940	$22,960

The accompanying notes are an integral part of the interim
consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

          The consolidated financial statements include the accounts of Emerson Radio Corp. (“Emerson”, consolidated - “Us”, “We”, “Our”) and its majority-owned subsidiaries, including Sport Supply Group, Inc. (“SSG”). We operate in two business segments: consumer electronics and sporting goods. The consumer electronics segment designs, sources, imports and markets a variety of consumer electronic products and licenses the “” trademark for a variety of products domestically and internationally to certain licensees. The sporting goods segment, which is operated through Emerson’s 53.2% ownership of SSG, manufactures, markets, and distributes sports related equipment and leisure products to institutional customers in the United States.

          The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of our consolidated financial position as of December 31, 2003 and the results of operations for the three and nine month periods ended December 31, 2003 and 2002. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in our annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2003 (“fiscal 2003”), included in our annual report on Form 10-K.

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

          From July 2003 through October 2003 certain of SSG’s team dealers located in Little Rock, Arkansas, Enid, Oklahoma and Wichita, Kansas were discontinued. In November 2003, SSG sold all of the issued and outstanding capital stock of it’s wholly-owned subsidiary, Athletic Training Equipment Company, Inc. (“ATEC”). Collectively, SSG refers to these as “Discontinued Operations” and accordingly, the accompanying financial statements reflect these as discontinued operations. See Note 12 Discontinued Operations.

          Due to the seasonal nature of both segments, the results of operations for the three and nine month periods ended December 31, 2003 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2004 (“fiscal 2004”).

          Emerson and SSG have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees: (“APB 25”) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on date of grant, no compensation expense is recognized. Emerson and SSG have adopted the disclosure-only provisions under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). For the purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Our pro forma information for the three and nine month periods ended December 31, 2003 and 2002 follows:

	Three Months Ended		Nine Months Ended

	December	December	December	December
	31, 2003	31, 2002	31, 2003	31, 2002

Income (loss) from continuing operations (in thousands)
As reported	$(340)	$3,186	$1	$11,306
Less: Employee stock- based compensation expense	(10)	(29)	(24)	(83)

Pro forma	$(350)	$3,157	$(23)	$11,223

Income (loss) from continuing operations per common share:
Basic - as reported	$(0.01)	$0.12	$—	$0.41
Basic - pro forma	$(0.01)	$0.12	$—	$0.40
Diluted - as reported	$(0.01)	$0.12	$—	$0.39
Diluted - pro forma	$(0.01)	$0.11	$—	$0.39

	Three Months Ended		Nine Months Ended

	December	December	December	December
	31, 2003	31, 2002	31, 2003	31, 2002

Net income:(in thousands)
As reported	$2,813	$3,278	$3,049	$6,344
Less: Employee stock- based compensation expense	(10)	(29)	(24)	(83)

Pro forma	$2,803	$3,249	$3,025	$6,261

\

	Three Months Ended		Nine Months Ended

	December	December	December	December
	31, 2003	31, 2002	31, 2003	31, 2002

Net income per common share:
Basic - as reported	$0.10	$0.12	$0.11	$0.23
Basic - pro forma	$0.10	$0.12	$0.11	$0.22
Diluted - as reported	$0.10	$0.12	$0.11	$0.22
Diluted - pro forma	$0.10	$0.11	$0.11	$0.22

          Certain reclassifications were made to conform prior years financial Statements to the current presentation.

NOTE 2 - COMPREHENSIVE INCOME

          Our comprehensive income for the three and nine month periods ended December 31, 2003 and 2002 is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	December	December	December	December
	31, 2003	31, 2002	31, 2003	31,2002

	(Unaudited)		(Unaudited)
Net income	$2,813	$3,278	$3,049	$6,344
Currency translation adjustment	—	(1)	—	—
Interest rate swap	(4)	(7)	(12)	(44)
Cumulative effect on equity of SFAS 133, net of taxes	—	—	—	(40)
Unrealized loss on securities, net	(23)	—	(26)	(2)
Recognition of unrealized losses related to investments included in net income	—	—	42	—

Comprehensive income	$2,786	$3,270	$3,053	$6,258

NOTE 3 - EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	December	December	December	December
	31, 2003	31,2002	31, 2003	31,2002

	(Unaudited)		(Unaudited)
Numerator:
Net earnings (loss) before discontinued operations and cumulative effect of change in accounting principle and for basic and diluted earnings per share	$(340)	$3,186	$1	$11,306

	Three Months Ended		Nine Months Ended

	December	December	December	December
	31, 2003	31,2002	31, 2003	31,2002

	(Unaudited)		(Unaudited)
Denominator:
Denominator for basic earnings per share - weighted average shares	27,189	27,134	27,388	27,837
Effect of dilutive securities:
Options and warrants	—	1,140	871	841

Denominator for diluted earnings per share - weighted average shares and assumed conversions	27,189	28,274	28,259	28,678

Basic earnings (loss) per share, from continuing operations	$(0.01)	$0.12	$—	$0.41
Discontinued operations	0.11	—	0.11	0.02
Cumulative effect of change in accounting principle	—	—	—	(0.20)

Basic earnings per share	$0.10	$0.12	$0.11	$0.23

Diluted earnings(loss) per share, from continuing operations	$(0.01)	$0.12	$—	$0.39
Discontinued operations	0.11	—	0.11	0.02
Cumulative effect of change in accounting principle	—	—	—	(0.19)

Diluted earnings per share	$0.10	$0.12	$0.11	$0.22

NOTE 4- CAPITAL STRUCTURE

          Our outstanding capital stock at December 31, 2003 consisted of common stock and Series A convertible preferred stock in which the conversion feature expired effective March 31, 2002.

          At December 31, 2003, Emerson had outstanding approximately 907,000 options with exercise prices ranging from $1.00 to $1.50 and SSG had outstanding approximately 239,000 options with exercise prices ranging from $0.95 to $9.44.

          On August 1, 2002, Emerson granted 200,000 warrants with an exercise price of $2.20, vesting 50% in six months and 50% one year from date of grant in conjunction with a consulting agreement. The warrants were valued using the Black-Scholes option valuation model and are charged to earnings over the related service period of the consulting agreement with $396,000 and $420,664 being charged to operations for the three and nine month periods ending December 31, 2003, and $18,501 and $30,835 for the three and nine month periods ending December 31, 2002. In February 2003, 100,000 of these warrants were exercised. In November 2003, the remaining 100,000 of these warrants were exercised under a cashless exercise and 45,544 shares of common stock were issued.

          On October 7, 2003, in conjunction with a consulting agreement, Emerson granted 50,000 warrants with an exercise price of $5.00 per share. These warrants were valued using the Black-Scholes option valuation model, which resulted in $90,500 being charged to earnings during the three and nine month periods ending December 31, 2003. As of December 31, 2003 these warrants had not been exercised.

NOTE 5 - INVENTORY

          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for the consumer electronics segment and for the sporting goods segment, standard cost method for items manufactured and weighted average cost for items purchased for resale. As of December 31, 2003 and March 31, 2003, inventories consisted of the following (in thousands):

	December 31,	March 31,
	2003	2003

	(Unaudited)
Raw materials	$1,135	$2,095
Work-in-process	37	318
Finished	38,788	45,387

	39,960	47,800
Less inventory allowances	(2,040)	(2,623)

	$37,920	$45,177

NOTE 6 - INCOME TAXES

          We have tax net operating loss carry forwards included in net deferred tax assets that are available to offset future taxable income and can be carried forward for 15 to 20 years. Although realization is not assured, we believe it is more likely than not that all of the net deferred tax assets will be realized through tax planning strategies available in future periods and through future profitable operating results. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced. If we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

          Tax benefits resulting from operating losses and discontinued operations losses for the nine months ended December 31, 2003 have been fully reserved in our tax allowance and, accordingly, a tax benefit was not recorded in our consolidated Statement of Operations. Income taxes from the gain on the sale of ATEC are reflected as a reduction to our net deferred tax asset. The high effective tax rate reflected in the consolidated statement of operations for the three and nine months ended December 31, 2003 was the result of our multinational tax structure, which yields varying tax effective rates. See Note 1 - Background and Basis of Presentation and Note 12 - Discontinued Operations.

          At December 31, 2003, approximately $20.5 million of deferred tax assets were reported on our balance sheet.

NOTE 7 - INVESTMENT IN SPORT SUPPLY GROUP, INC.

          As of December 31, 2003 and March 31, 2003, Emerson owned 4,746,023 (approximately 53.2% of the issued and outstanding) shares of common stock of SSG. SSG’s results of operations and the minority interest related to those results have been included in our quarterly and year-to-date results of operations.

          Effective March 1997, Emerson entered into a Management Services Agreement with SSG, under which each company provides various managerial and administrative services to the other company for a fee at terms reflected in an arms-length transaction. These charges have been eliminated in consolidation.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

          In June 2001, the Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. As a result of adopting SFAS 142, we ceased recording amortization of goodwill on April 1, 2002 and, recorded a non-cash “cumulative effect of change in accounting principle” of approximately $5.5 million ($0.19 per diluted share for the nine month period ended December 31, 2002), associated with the write-off of all of the goodwill attributed to the sporting goods segment.

          As of December 31, 2003, estimated amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

2004	$504
2005	504
2006	466
2007	406
2008	337
Thereafter	3,060

$5,277

NOTE 9 - BORROWINGS

          As of December 31, 2003 and March 31, 2003, short-term borrowings consisted of the following (in thousands):

	December 31,	March 31,
	2003	2003

	(Unaudited)
Foreign bank loan	$4,050	$1,918

          As of December 31, 2003 and March 31, 2003, long-term borrowings consisted of the following (in thousands):

	December 31,	March 31,
	2003	2003

	(Unaudited)
Revolver (Revolver A)	$2,450	$—
Term loan (Term Loan)	—	12,000
Revolving line of credit (Revolver B)	6,876	17,522
Equipment notes and other	128	191

	9,454	29,713
Less current maturities	71	11,634

Long term debt and notes payable	$9,383	$18,079

          Refinancing Transaction in Fiscal 2003 - On June 28, 2002, Emerson entered into a $40 million Revolving Credit and Term Loan Agreement (“Loan Agreement”) with several U.S. financial institutions. The Loan Agreement provides for a $25 million revolving line of credit (Revolver A) and a $15 million term loan (Term Loan). The $25 million revolving line of credit replaced Emerson’s $15 million senior secured facility and provides for revolving loans, subject to individual maximums which, in the aggregate, are not to exceed the lesser of $25 million or a “Borrowing Base” as defined in the Loan Agreement.

          Revolver A and Term Loan - The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime plus 0.50% to 1.25% or, at Emerson’s election, LIBOR plus 2.00% to 2.75% depending on certain financial covenants. The interest rate charged on the Term Loan ranged from Prime plus 1.00% to 1.75% or, at Emerson’s election, LIBOR plus 2.50% and 3.25% depending on certain financial covenants and amortizes over a three-year period. Pursuant to the Loan Agreement, Emerson is restricted from, among other things, paying certain cash dividends, repurchasing Emerson’s common stock and entering into certain transactions without the lender’s prior consent and are subject to certain net worth and leverage financial covenants. Amounts outstanding under the Loan Agreement are secured by substantially all of Emerson’s tangible assets.

          As of December 31, 2003, Emerson repaid in full ahead of schedule the Term Loan, and had approximately $2.5 million outstanding under Revolver A and was in compliance with the covenants contained in the Loan Agreement, as amended during the three months ended December 31, 2003.

          Revolver B - During the quarter ending December 31, 2003, SSG amended its Loan and Security Agreement to finance its working capital requirements through October 31, 2007. Under this amendment, SSG’s line of credit was reduced from $25 million to $20 million; its LIBOR borrowing rates were reduced from 2.5% to 2.25%; and its inventory and accounts receivable borrowing rates were increased. This agreement provides for revolving loans and letters of credit which, in the aggregate, cannot exceed the lesser of $20 million or a “Borrowing Base” amount based upon specified percentages of eligible accounts receivables and inventories. Amounts outstanding under the senior credit facility are secured by substantially all the assets of SSG and its subsidiaries. Pursuant to the loan documents governing this line of credit, SSG is restricted from, among other things, paying cash dividends and entering into certain transactions without the lender’s prior consent and it is required to maintain certain net worth levels.

          SSG’s Loan and Security Agreement allows its lender to accelerate payment upon the occurrence of an event that has a material adverse effect upon the business, operations, properties, assets, goodwill, or condition (financial or otherwise) of SSG on a consolidated basis. Additionally, the Loan and Security Agreement requires SSG to maintain a depository account in favor of our lender. SSG’s lender has agreed to modify the Loan and Security Agreement to make the material adverse change clause provision an event of default only if availability levels, net of borrowings, fall below certain levels. As of December 31, 2003, SSG was in compliance with the covenants in the Loan Agreement, as amended.

          As of December 31, 2003, the carrying value of these credit facilities approximated fair value.

NOTE 10 - SEGMENT INFORMATION

          The following table presents certain operating segment information for each of the three and nine month periods ended December 31, 2003 and 2002 (in thousands):

	Three Months Ended		Three Months Ended
	December 31, 2003		December 31, 2002

	Consumer		Consumer
	Electronics	Sporting Goods	Electronics	Sporting Goods

Net revenues from external customers	$61,619	$14,726	$71,427	$15,126

	Three Months Ended		Three Months Ended
	December 31, 2003		December 31, 2002

	Consumer		Consumer
	Electronics	Sporting Goods	Electronics	Sporting Goods

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	$2,885	$(2,572)	$7,456	$(2,339)

Segment assets	$70,260	$45,042	$69,794	$55,594

	Nine Months Ended		Nine Months Ended
	December 31, 2003		December 31, 2002

	Consumer		Consumer
	Electronics	Sporting Goods	Electronics	Sporting Goods

Net revenues from external customers	$149,684	$59,705	$217,776	$58,712

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	$4,271	$(2,642)	$20,016	$(2,711)

NOTE 11 - LEGAL PROCEEDINGS

Putative Class Actions

          Between September 4, 2003 and October 30, 2003, several putative class action lawsuits were filed in the United States District Court for the District of New Jersey against us and Mssrs. Geoffrey Jurick, Kenneth Corby and John Raab (the “Individual Defendants”) on behalf of purchasers of our publicly traded securities who bought shares between January 29, 2003 and August 12, 2003 (the “Class Period.”) On December 17, 2003, the Court entered a Joint Stipulation and Order consolidating these putative class actions under the caption In Re Emerson Radio Corp. Securities Litigation, 03cv4201 (JLL) (the “Consolidated Action.”) Further to that Stipulation and Order, lead plaintiff was appointed and co-lead counsel and co-liaison counsel were approved by the Court in the Consolidated Action.

          Generally, the original complaints allege that we and the Individual Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing certain positive statements during the Class Period regarding our growth and demand for our products. The complaints further allege that these statements were each materially false and misleading when made because we allegedly misrepresented and omitted certain adverse facts which then existed and disclosure of which was necessary to make the statements not false and misleading.

          The lead plaintiff in the Consolidated Action is currently scheduled to file an Amended and Consolidated Complaint on or about March 15, 2004, which may contain additional allegations. We and the Individual Defendants intend to defend these lawsuits vigorously.

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

NOTE 12 - DISCONTINUED OPERATIONS

          In July 2003, SSG discontinued operations at its team dealer located in Little Rock, Arkansas and in October 2003, sold substantially all of the assets at that location (other than cash and accounts receivable). In October 2003, SSG discontinued operations at its team dealer located in Enid, Oklahoma and in November 2003, sold substantially all the assets (other than cash and accounts receivable) of its team dealer located in Wichita, Kansas. These closures and sales of assets, and related discontinued operations resulted in a loss of approximately $780,000 for the three months ended December 31, 2003, which combined with the previously recorded loss recognized totaled $1.2 million for the nine months ended December 31, 2003. On November 18, 2003, SSG sold all of the issued and outstanding capital stock of ATEC, resulting in a net gain of approximately $3.8 million. The results of these transactions are included in discontinued operations in the accompanying Consolidated Statement of Operations for the three and nine month periods ended December 31, 2003. See Note 1 - Background and Basis of Presentation.

          The following table represents the results of these discontinued operations, net of related income taxes (in thousands). See Note 6 — Income Taxes.

	Three Months Ended		Nine Months Ended

	December	December	December	December
	31, 2003	31, 2002	31, 2003	31, 2002

Net revenues-ATEC	$2,797	$2,005	$6,184	$7,468

Net revenues-Team Dealers	368	1,387	3,043	5,200

Earnings from operations - ATEC	181	384	477	892
Loss from operations - Team Dealers	(148)	(292)	(352)	(308)
Loss on sale of Team Dealers	(632)	—	(829)	—
Gain on sale of ATEC, net	3,752	—	3,752	—

Total discontinued operations, net	$3,153	$92	$3,048	$584

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

          Management’s Discussion and Analysis of Results of Operation is presented in three parts: consolidated operations, the consumer electronics segment and the sporting goods segment.

          In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Consolidated Operations:

          The following table sets forth, for the periods indicated, certain items related to the consolidated statements of operations as a percentage of net revenues for the three and nine month periods ended December 31, 2003 and 2002. A detailed discussion of the material changes in our operating results is set forth under our discussion of our two operating segments: consumer electronics and sporting goods.

	Three Months Ended		Nine Months Ended
	December 31		December 31

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net revenues (in thousands)	$76,345	$86,553	$209,389	$276,488
	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.5%	81.8%	81.9%	80.4%
Other operating costs and Expenses	1.9%	1.2%	1.9%	1.1%
Selling, general and administrative expenses	13.8%	11.9%	14.6%	11.9%
Stock based costs	.6%	—	.2%	—

Operating income	1.2%	5.1%	1.4%	6.6%
Interest expense	.4%	.5%	.5%	.7%
Minority interest in net income (loss) Of consolidated subsidiary	(.4%)	1.3%	(.1%)	.4%
Provision for income taxes	.8%	2.2%	.8%	2.2%
Income from discontinued Operations, net of tax	4.1%	.1%	1.5%	.2%
Cumulative effect of change in accounting principle	—	—	—	(2.0%)

Net income	3.7%	3.8%	1.5%	2.3%

Net Revenues - Consolidated net revenues for the three and nine month periods ended December 31, 2003 decreased to $76.3 million from $86.6 million ($10.3 million or 11.8%) and to $209.4 million from $276.5 million ($67.1 million or 24.3%) respectively, as compared to the same periods ended December 31, 2002. The decreases for both the three and nine month periods were primarily attributable to decreases in the consumer electronics segment.

Cost of Sales - Cost of sales, as a percentage of consolidated net revenues, for the three and nine month period ended December 31, 2003 and December 31, 2002 increased to 82.5% and 81.9% from 81.8% and 80.4%, respectively. The increase in cost of sales as a percentage of net revenues for the three and nine month periods was primarily the result of lower margins in both the consumer electronics and sporting goods segments. In absolute terms, cost of sales decreased to $63.0 million from $70.8 million ($7.8 million or 11.0%) and to $171.4 million from $222.2 million ($50.8 million or 22.9%) for the three and nine month periods of fiscal 2004 as compared to the same periods in fiscal 2003, respectively.

Other Operating Costs and Expenses - Other operating costs and expenses are associated with the consumer electronics segment. As a percentage of consolidated net revenues, other operating costs and expenses increased to 1.9% from 1.2% for the three months ended December 31, 2003 compared to the same period in fiscal 2003. For the nine months ended December 31, 2003, other operating costs, as a percentage of consolidated net revenues, increased to 1.9% from 1.1% compared to the same period in fiscal 2003. In absolute terms other operating costs and expenses increased to $1.4 million from $1.1 million ($356,000 or 33.6%) and to $4.0 million from $3.3 million ($712,000 or 21.9%) for the three and nine month periods of fiscal 2004 as compared to the same periods in fiscal 2003, respectively.

Selling, General and Administrative Expenses (“S,G&A”) - S,G&A, as a percentage of consolidated net revenues, were 13.8% for the three months ended December 31, 2003 as compared to 11.9% for the three months ended December 31, 2002. For the nine months ended December 31, 2003, S,G&A, as a percentage of consolidated net revenues, were 14.6% as compared to 11.9% for the same period in fiscal 2003. In absolute terms S,G&A increased to $10.5 million from $10.2 million ($319,000 or 3.1%) for the three month period ended December 31, 2003 compared to the same period in fiscal 2003, and decreased to $30.6 million from $32.7 million ($2.1 million or 6.5%) for the nine month period ended December 31, 2003 as compared to the same period in fiscal 2003. The fiscal 2004 quarterly increase is primarily due to the consumer electronics segment, while the decrease for the nine month period is due to decreases in both segments.

Stock Based Costs - Stock Based Costs are associated with the consumer electronics segment, which relate to the cost of warrants issued in exchange for consulting services. As a percentage of consolidated net revenues, stock based costs increased to 0.6% from 0 % for the three months ended December 31, 2003 compared to the same period in fiscal 2003. For the nine months ended December 31, 2003, stock based costs, as a percentage of consolidated net revenues, increased to 0.2% from 0 % for the same period in fiscal 2003. In absolute terms stock based costs increased by $468,000 and $480,000 for the three and nine month periods of fiscal 2004 as compared to the same periods in fiscal 2003.

Interest Expense, Net - Interest expense decreased $83,000 (20.5%) to $322,000 (0.4% of net revenues) for the three months ended December 31, 2003 from $405,000 (0.5% of net revenues) for the three months ended December 31, 2002. For the nine months ended December 31, 2003 interest expense decreased $833,000 (42.1%) to $1.1 million (0.5% of net revenues) from $2.0 million (0.7% of net revenues) for the same period in fiscal 2003. The decrease in interest expense was a result of lower average borrowings and lower borrowing costs in both segments.

Minority Interest in Net Income (Loss) of Consolidated Subsidiary - Minority interest in net income (loss) of consolidated subsidiary represents that portion of the sporting goods segment for the three and nine month periods ended December 31, 2003 and 2002. See “Note 1 - Background and Basis of Presentation.”

Provision for Income Taxes - The provision for income taxes for the three and nine months ended December 31, 2003 and 2002 was primarily the result of utilizing previously recognized net operating loss carryforwards from the consumer electronics segment. The higher effective tax rate for the three and nine months ended December 31, 2003 as compared to the same year ago periods was the result of our multinational tax structure, which yields varying tax effective rates.

Income from Discontinued Operations - In July, October and November 2003, SSG ceased operations of its Team Dealer locations in Little Rock, Arkansas, Enid, Oklahoma, and Wichita, Kansas, respectively. In addition, SSG sold all of the issued and outstanding capital stock of ATEC. SSG has recorded gains from discontinued operations of $3.2 million and $3.0 million for the three and nine months ended December 31, 2003 as compared to $92,000 and $584,000 for the three and nine months ended December 31, 2002.

Cumulative Effect of Change in Accounting Principle - On April 1, 2002, we adopted Financial Accounting Standards Board’s Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) that requires that goodwill not be amortized, but instead be tested for impairment at least annually by reporting unit. As a result of our impairment testing, we recorded a non-cash “cumulative effect of accounting change” of approximately $5.5 million for the nine months ended December 31, 2002, due to the impairment of all of the goodwill attributed to the Company’s sporting goods segment. See “Note 8 - Goodwill and Other Intangible Assets.”

Net Income - As a result of the foregoing factors, we earned net income of $2.8 million (3.7% of net revenues) and $3.0 million (1.5% of net revenues) for the three and nine months ended December 31, 2003 as compared to $3.3 million (3.8% of net revenues) and $6.3 million (2.3% of net revenues) for the same periods in fiscal 2003.

Consumer Electronics Segment:

The following table summarizes certain financial information relating to the consumer electronics segment for the three and nine month periods ended December 31, 2003 and 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31		December 31

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net revenues	$61,619	$71,427	$149,684	$217,776
Cost of sales	52,014	59,617	127,658	180,169
Other operating Costs	1,414	1,058	3,963	3,251
Selling, general & administrative	4,340	4,090	12,356	13,758
Stock based Costs	487	19	511	31

Operating income	3,364	6,643	5,196	20,567
Interest expense, Net	(207)	(291)	(735)	(1,547)

Income before income taxes	3,157	6,352	4,461	19,020
Provision for income taxes	653	1,819	1,628	5,999

Net income	$2,504	$4,533	$2,833	$13,021

Net Revenues - Consumer electronics net revenues for the three months ended December 31, 2003 decreased $9.8 million (13.7%) to $61.6 million from $71.4 million for the three months ended December 31, 2002. For the nine months ended December 31, 2003 net revenues decreased $68.1 million (31.3%) to $149.7 million from $217.8 million for the nine months ended December 31, 2002. Consumer electronics net revenues are comprised of Emerson branded product sales, themed product sales and licensing revenues. Emerson branded product sales are earned from the sale of products bearing the Emerson or HH Scott brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson and HH Scott brand names to licensees for a fee. The decrease in net revenues for the three and nine month period was comprised of:

i)	Revenues from the sale of Emerson branded product for the three months ended December 31, 2003 were relatively unchanged at $54.2 million from $54.1 million for the three months ended December 31, 2002. Revenues from the sale of Emerson branded product decreased to $131.4 million from $171.3 million for the nine months ended December 31, 2003 and December 31, 2002, respectively, associated with increased competition, a reduction in orders from our primary customers and an overall slower economy.

ii)	A decrease in themed product sales to $4.5 and $10.2 million from $15.8 and $39.0 million for the three and nine months ended December 31, 2003 and December 31, 2002, respectively. These decreases were due to the discontinuance of sales of NASCAR, Mary Kate and Ashley and Hello Kitty themed products, partially offset by the continued introduction of Nickelodeon themed products.

iii)	Licensing revenues increased to $2.9 and $8.1 million from $1.5 and $7.5 million for the three and nine months ended December 31, 2003,respectively, associated with existing license agreements.

Cost of Sales - Cost of sales for the three months ended December 31, 2003 decreased $7.6 million (12.8% of consumer electronic net revenues) to $52.0 million from $59.6 million for the three months ended December 31, 2002. For the nine months ended December 31, 2003 cost of sales decreased $52.5 million (29.1% of consumer electronic net revenues) to $127.7 million from $180.2 million for the nine months ended December 31, 2002. In relative terms, cost of sales for the three months ended December 31, 2003 increased to 84.4% from 83.5% for the three months ended December 31, 2002. For the nine months ended December 31, 2003 cost of sales increased to 85.3% from 82.7% for the nine months ended December 31, 2002. In relative terms, the increases in cost of sales for the three and nine month periods were due to lower sales of traditionally higher margin themed products, and lower margins on Emerson branded product, primarily attributable to competitive market conditions.

Gross profit margins continue to be subject to competitive pressures arising from lower pricing of the product categories in the consumer electronics market in which Emerson competes. Emerson’s branded products are generally placed in the low-to-medium priced category of the market.

Other Operating Costs and Expenses - Other operating costs and expenses, as a percentage of consumer electronics net revenues, increased to 2.3% from 1.5% and to 2.6% from 1.5% for the three and nine month periods ended December 31, 2003 as compared to the same periods in fiscal 2003. In absolute terms, other operating costs and expenses increased to $1.4 million from $1.1 million ($356,000 or 33.6%) and to $4.0 million from $3.3 million ($712,000 or 21.9%)for the three and nine month periods ended December 31, 2003 as compared to the same periods in fiscal 2003, respectively. The increase for both the three and nine month period in absolute terms was primarily due to increased inventory servicing costs.

Selling, General and Administrative Expenses (“S,G&A”) - S,G&A, increased approximately $250,000 or 6.1%, to $4.3 million (7.0% of the consumer electronics net revenues) from $4.1 million (5.7% of the consumer electronics net revenues) for the three months ended December 31, 2003 as compared to the three months ended December 31, 2002. For the nine months ended December 31, 2003, S,G&A decreased $1.4 million, or 10.2%, to $12.4 million (8.3% of the consumer electronics net revenues) from $13.8 million (6.3% of the consumer electronics net revenues). The increases in absolute terms for the three months ended December were primarily due to increased legal fees. The decreases in absolute terms for the nine months ended December 31, 2003, resulted from decreases in: i.) payroll related costs of approximately $450,000; ii.) bad debt charges of approximately $1.3 million; and iii.) sales commissions of approximately $560,000. These decreases for the nine month period were partially offset by increases in legal fees and expenses associated with an unsuccessful acquisition of approximately $375,000 and $643,000, respectively.

Stock Based Costs - Stock Based Costs as a percentage of consumer electronics net revenues, increased to 0.8% from 0% and 0.3% from 0% for the three and nine month periods ended December 31, 2003 as compared to the same periods in fiscal 2003. In absolute terms, stock based costs increased to $487,000 from $19,000, and to $511,000 from $31,000 for the three and nine month periods ended December 31, 2003 as compared to the same periods in fiscal 2003, respectively. The increase for both the three and nine month periods in absolute terms was primarily due to the re-measurement of warrants in the current period that were issued in a prior period, and the issuance of additional warrants in the current period.

Interest Expense, net - Interest expense decreased $84,000 or 28.9%, to $207,000 (0.3% of the consumer electronics net revenues) for the three months ended December 31, 2003, from $291,000 (0.4% of the consumer electronics net revenues) for the three months ended December 31, 2002. For the nine months ended December 31, 2003, interest expense decreased $812,000 or 52.5%, to $735,000 (0.5% of the consumer electronics net revenues) from $1.5 million (0.7% of the consumer electronics net revenues) for the same period ended December 31, 2002. The decreases in interest expense for the three and nine month periods were the result of lower average borrowings and lower borrowing costs.

Provision for Income Taxes - The provision for income taxes was $653,000 and $1.6 million for the three and nine months ended December 31, 2003, respectively, as compared to $1.8 million and $6.0 million for the three and nine month periods ended December 31, 2002, respectively. The decreases in the provisions for the three and nine month periods ended December 31, 2003 were primarily the result of lower taxable income as compared to the same periods in fiscal 2003.

Net Income - As a result of the foregoing factors, the consumer electronics segment earned net income of $2.5 million (4.1% of net revenues) for the three months ended December 31, 2003 as compared to $4.5 million (6.3% of net revenues) for the three months ended December 31, 2002. For the nine months ended December 31, 2003 the consumer electronics segment earned $2.8 million (1.9% of net revenues) as compared to $13.0 million (6.0% of net revenues) for the nine months ended December 31, 2002.

Sporting Goods Segment:

          The following table summarizes certain financial information relating to the sporting goods segment as reported by SSG for the three and nine month periods ended December 31, 2003 and 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31		December 31

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net revenues	$14,726	$15,126	$59,705	$58,712
Cost of sales	10,978	11,215	43,723	42,055
Selling, general & Administrative	6,205	6,136	18,215	18,938

Operating loss	(2,457)	(2,225)	(2,233)	(2,281)
Interest expense, net	(115)	(114)	(409)	(430)

Loss before income taxes, discontinued operations and cumulative effect of accounting change	(2,572)	(2,339)	(2,642)	(2,711)
Provision (benefit) for income taxes	—	112	—	—
Income from discontinued operations	3,153	92	3,048	584
Cumulative effect of change in accounting principle	—	—	—	(7,442)

Net income (loss)	$581	$(2,359)	$406	$(9,569)

Net Revenues - Net revenues decreased $400,000 (2.6%) to $14.7 million from $15.1 million and increased $993,000 (1.7%) to $59.7 million from $58.7 million for the three and nine month periods ended December 31, 2003 and December 31, 2002, respectively. These variances are primarily associated with increased competition, a decreased sales force, continued restrictions in state, federal and school budgets, and declining participation and funding of youth sports organizations. SSG is continuing with its implementation of sales and marketing programs to stabilize revenues in a very competitive marketplace.

Cost of Sales - Cost of sales decreased by approximately $237,000 (2.1%) to $11.0 million from $11.2 million and increased $1.7 million (4.0%) to $43.7 million from $42.1 million for the three and nine month periods ended December 31, 2003, respectively, as compared to same periods last year. As a percentage of net revenues, cost of sales increased to 74.5% from 74.1%, and to 73.2% from 71.6% for the three and nine month periods ended December 31, 2003, respectively, as compared to the same periods in the prior fiscal year. The increase in cost of sales for the nine month period was primarily the result of more aggressive pricing within the markets which SSG competes, increased freight and increased importing costs.

Selling, General and Administrative Expenses (“S,G&A”) - S,G&A expenses increased approximately $69,000 (1.1%) to $6.2 million from $6.1 million and decreased approximately $723,000 (3.8%) to $18.2 million from $18.9 million for the three and nine month periods ended December 31, 2003, respectively, as compared to the three and nine month periods ended December 31, 2002. As a percentage of sporting goods net revenues, SG&A increased to 42.1% from 40.6% and decreased to 30.5% from 32.3% for the three and nine month periods ended December 31, 2003, as compared to the same periods in fiscal 2003. The increases in SG&A for the three month period were primarily a result of increases of approximately $216,000 and $152,000 in legal fees and sales and marketing expenses, respectively. These increases were partially offset by a decrease in payroll related expense of approximately $250,000 attributable to a reduced headcount. The decreases in SG&A for the nine month period were primarily the result of decreases in payroll related expenses of approximately $308,000 and a decrease in sales and marketing expenses of approximately $379,000. In addition, SSG has elected not to renew its Huffy and AMF license agreements and expects a royalty expense reduction in future fiscal years of approximately $185,000, annually, without an offsetting reduction to revenues.

Interest Expense, net - Interest expense was relatively unchanged for the three months ending December 31, 2003 as compared to the same period in the prior year, and decreased by $21,000 (4.9%) to $409,000 from $430,000 for the nine month period ended December 31, 2003, as compared to the same periods in fiscal 2003. The cash received from the sale of SSG’s ATEC subsidiary in November 2003 resulted in a reduction of SSG’s debt, and is expected to reduce future interest expense.

Provision for Income Taxes - SSG recorded no income tax provision for the three and nine month periods ended December 31, 2003, respectively, as compared to a tax provision of approximately $112,000 and no tax provision for the three and nine month periods ended December 31, 2002, respectively. Discontinued operations are reported net of income tax provisions. See Note 6 – Income Taxes.

Income from Discontinued Operations – Discontinued operations reflect net operating losses related to our discontinued and sold team dealer operations, and the net income from and net gain on sales of SSG’s ATEC subsidiary for the three and nine month periods ended December 31, 2003 and 2002. See Note 12 – Discontinued Operations.

Cumulative Effect of Change in Accounting Principle - On March 30, 2002, SSG adopted Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. Goodwill is required to be tested for impairment in a transitional test upon adoption and then at least annually by reporting unit. As a result of its impairment testing, SSG recorded a non-cash “cumulative effect of accounting change” impairment write down of approximately $7.4 million for the nine month period ended December 31, 2002.

Net Income (Loss) - As a result of the foregoing factors, the sporting goods segment earned net income of approximately $581,000 for the three months ended December 31, 2003 as compared to net loss of $2.4 million for the three months ended December 31, 2002. For the nine months ended December 31, 2003 the sporting goods segment earned net income of $406,000 as compared to a net loss of $9.6 million for the nine months ended December 31, 2002.

Liquidity and Capital Resources

          Operating cash flow provided by continuing operating activities was approximately $6.1 million for the nine months ended December 31, 2003. Cash was primarily provided from decreases in inventory, prepaid expenses and other current assets, partially offset by an increase in accounts receivable and a decrease in accounts payable and other current liabilities.

          Operating cash flow provided by discontinued operations for the nine months ended December 31, 2003 was approximately $469,000 due to the results and disposals of SSG’s ATEC subsidiary and Team Dealer locations in Arkansas, Oklahoma and Kansas.

          Net cash provided by investing activities was approximately $10.2 million for the nine months ended December 31, 2003, due to the sale of ATEC shares of $10.5 million, offset by the purchase of fixed assets, which consisted mainly of computer and office equipment.

          Net cash used for financing activities was approximately $21.3 million for the nine months ended December 31, 2003. Cash was primarily utilized for the reduction of borrowings and the repurchase of Emerson’s common stock.

          Emerson and SSG maintain credit facilities as described in Note 9 – Borrowings. At December 31, 2003, there were approximately $9.5 million of borrowings outstanding under these facilities, of which no letters of credit were outstanding. Approximately $2.6 million of borrowings were outstanding by Emerson and $6.9 million of borrowings were outstanding by SSG. At December 31, 2003, Emerson and SSG were in compliance with the covenants in the Loan Agreements, as amended.

          Certain of our foreign subsidiaries maintain credit facilities, as amended, aggregating $87.5 million consisting of the following: (i) two letter of credit facilities totaling $12.5 million that provide for a $2.5 million seasonal increase. The facilities are used for inventory purchases and require us to pledge approximately $3.0 million in certificates of deposit for such availability and, (ii) four back-to-back letter of credit facilities totaling $75 million that require a compensating cash balance of $1.5 million. At December 31, 2003, there were approximately $7.3 million and $502,000, respectively, of letters of credit outstanding under these credit facilities.

          At present, we believe that future cash flow from operations and our existing institutional financing noted above will be sufficient to fund all of our cash requirements for the next twelve months.

          The following summarizes our obligations at December 31, 2003 for the periods shown (in thousands):

	Payment due by period

		Less than 1			More than 5
	Total	year	1 – 3 years	3 – 5 years	years

Notes Payable	$9,335	$9	$2,450	$6,876	$—
Capital lease obligations	119	62	57	—	—
Leases	4,601	1,816	2,091	694	—

Total	$14,055	$1,887	$4,598	$7,570	$—

          There were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal course of business used to secure product as of December 31, 2003.

Contingencies

          During the past several years, SSG used the services of Strategic Technologies, Inc. (“STI”) to process their outbound truck freight bills. STI audited SSG’s freight bills and provided a listing of freight invoices that were scheduled for payment, at which time SSG transferred funds to STI. STI was required to issue checks to the various carriers within forty-eight (48) hours of receipt of SSG’s funds. STI filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on July 19, 2002, which was converted to Chapter 7 of the U.S. Bankruptcy Code on July 31, 2002. In certain circumstances, SSG has had to pay their freight carriers for invoices that were previously paid to STI and is attempting to recover such monies from STI. SSG has filed a proof of claim of approximately $593,000 for unpaid shipping charges and service fees paid to STI. No assurance can be made that SSG will be able to recover such money.

          During the past several years, SSG used the services of Consolidated Freightways Corporation to ship product to its customers. Consolidated Freightways Corporation filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on December 2, 2002, in the United States Bankruptcy Court in the District of California, Case No. RS 02-24284-MG. On August 25, 2003, the Bankruptcy Trustee for Consolidated

Freightways Corporation of Delaware filed a lawsuit in the United States Bankruptcy Court, Central District of California, to collect fees for the transportation of goods, that are alleged to be owed to the bankruptcy estate. The Trustee’s initial claim is $866,684, which includes approximately $265,000 in collection fees and late payment charges. SSG disputes the amount claimed by the Trustee and claims an offset of approximately $308,000 for goods lost or damaged by Consolidated Freightways in transit.

          It is not possible at this time to determine the ultimate liabilities or recoveries that we may incur resulting from these lawsuits, claims, and proceedings. If these matters were to be ultimately resolved unfavorably at amounts exceeding our reserves, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect on our consolidated financial position or results of operations.

Critical Accounting Policies

          For the three and nine month periods ended December 31, 2003, there were no significant changes to our accounting policies from those reported in Form 10-K for the fiscal year ended March 31, 2003.

Inflation, Foreign Currency, and Interest Rates

          Neither inflation nor currency fluctuations had a significant effect on our results of operations during the first three quarters of fiscal 2004. Our exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The consumer electronics segment purchases virtually all of its products from manufacturers located in various Asian countries.

          The interest on borrowings under our credit facilities is based on the prime and LIBOR rate. We believe that given the present economic climate, interest rates are not expected to increase significantly during the coming year.

Recent Pronouncements of the Financial Accounting Standards Board

          In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities (“VIE’s”). FIN 46 requires a variable interest entity to be consolidated by a parent company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. In October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interest held by public companies in all entities that were acquired prior to February 1, 2003. This deferral is to allow time for certain implementation issues to be addressed through the issuance of a potential modification to the interpretation. The deferral revised the effective date for consolidation of these entities until the end of the first interim or annual period ending after December 15, 2003. We adopted this statement as of December 31, 2003 and it did not have any material impact on our financial statements.

          In April 2003, the FASB issued FAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FAS 149 amends and clarifies financial accounting and reporting for derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003. We adopted this statement as of July 1, 2003 and it did not have any material impact on our financial statements.

          In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which addresses how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuers. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective (except for certain measurement requirements, the effective date of which has been deferred indefinitely) at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. We adopted this statement as of July 1, 2003 and it did not have any material impact on our financial statements.

Forward-Looking Information

          This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and information that is based on management’s beliefs as well as assumptions made by and information currently available to management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. When used in this report, the words “anticipate”, “believe”,

“estimate”, “expect”, “predict”, “project”, and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the date hereof, and should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under “Risk Factors” set forth in our Form 10-K for the fiscal year ended March 31, 2003 and other filings with the Securities and Exchange Commission (the “SEC”). For additional risk factors as they relate to the sporting goods segment, see SSG’s Form 10-K for the fiscal year ended March 28, 2003 Item 7 – “Certain Factors that May Affect the Company’s Business or Future Operating Results” and other filings with the SEC. We undertake no obligation to publicly release the results on any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

          We maintain a website at www.emersonradio.com. We make available on our website the proxy statements and reports on Forms 8-K, 10-K and 10-Q that we file with the SEC and other filings with the SEC with respect to our securities as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no significant changes from items disclosed in Form 10-K for the fiscal year ended March 31, 2003.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls over financial reporting. There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.

Putative Class Actions

          Between September 4, 2003 and October 30, 2003, several putative class action lawsuits were filed in the United States District Court for the District of New Jersey against us and Mssrs. Geoffrey Jurick, Kenneth Corby and John Raab (the “Individual Defendants”) on behalf of purchasers of our publicly traded securities who bought shares between January 29, 2003 and August 12, 2003 (the “Class Period.”) On December 17, 2003, the Court entered a Joint Stipulation and Order consolidating these putative class actions under the caption In Re Emerson Radio Corp. Securities Litigation, 03cv4201 (JLL) (the “Consolidated Action.”) Further to that Stipulation and Order, lead plaintiff was appointed and co-lead counsel and co-liaison counsel were approved by the Court in the Consolidated Action.

          Generally, the original complaints allege that we and the Individual Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated there under, by issuing certain positive statements during the Class Period regarding our growth and demand for our products. The complaints further allege that these statements were each materially false and misleading when made because we allegedly misrepresented and omitted certain adverse facts which then existed and disclosure of which was necessary to make the statements not false and misleading.

          The lead plaintiff in the Consolidated Action is currently scheduled to file an Amended and Consolidated Complaint on or about March 15, 2004, which may contain additional allegations. We and the Individual Defendants intend to defend these lawsuits vigorously.

          For other information on litigation to which we are a party, reference is made to Part 1 Item-3-Legal Proceedings in our most recent annual report on Form 10-K.

ITEM 2. Changes in Securities and Use of Proceeds.

Issuance of Securities:

          In October 2003, in connection with a consulting arrangement, we granted warrants to purchase 50,000 shares of our common stock with an exercise price of $5.00 per share. In addition, in November 2003, we issued 45,544 shares of our common stock upon exercise of 100,000 outstanding warrants under a cashless transaction. These securities were issued in transactions not involving a public offering and exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Share Repurchases:

           The following table summarizes Emerson Radio Corp.’s common stock share repurchase program for the quarter ending December 31, 2003. The share repurchase program was publicly announced in September 2003 to repurchase up to 2,000,000 shares of Emerson’s outstanding common stock. Share repurchases are made from time to time in open market transactions in such amounts as determined in the discretion of Emerson’s management within the guidelines set forth by the Securities and Exchange Act Rule 10B (18). Prior to the December 31, 2003 quarter, we repurchased 188,800 shares under this program.

			Cumulative
			Number of	Maximum Number
			Shares Purchased	of Shares that
			as Part of	May Yet Be
	Total Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	Per Share	Programs	Programs

October 01, 2003 through October 31, 2003	267,000	$3.99	455,800	1,544,200
November 01, 2003 through November 30, 2003	84,425	$3.76	540,225	1,459,775
December 01, 2003 through December 31, 2003	245,100	$3.39	785,325	1,214,675

TOTAL	596,525	$3.71

ITEM 3. Default Upon Senior Securities.

(a)	None

(b)	None

ITEM 4. Submission of Matters to a Vote of Security Holders.

None

ITEM 5. Other Information.

(a)	None

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

10.27.1	Amendment to Revolving Credit and Term Loan Agreement (Number One) dated November 7, 2003 among Emerson Radio Corp., Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd., and Emerson Radio international Ltd. Jointly and Severally, and PNC Bank, National Association.*

10.27.2	Amendment to Revolving Credit and Term Loan Agreement (Number Two) dated December 31, 2003 among Emerson Radio Corp., Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd., and Emerson Radio international Ltd. Jointly and Severally, and PNC Bank, National Association.*

10.28.1	Form of Common Stock Warrant Agreement entered into on October 7, 2003 by and between Emerson Radio Corp. and Ladenburg Thalmann & Co., Inc.*

10.35.3	Fourth Amendment to Loan and Security Agreement dated December 29, 2003 by and between Sport Supply Group, Inc. and Congress Financial Corporation (incorporated by reference to Exhibit 10.1 of Sport Supply’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2003).

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)	Reports on Form 8-K:

Current report on Form 8-K, dated November 14, 2003, furnishing the press release announcing the Company’s financial results for the quarter ended September 30, 2003.

* filed herewith

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON RADIO CORP.
(Registrant)

Date: February 17, 2004	/s/ Geoffrey P. Jurick

Geoffrey P. Jurick
Chairman of the Board,
Chief Executive Officer and
President
(Principal Executive Officer)

Date: February 17, 2004	/s/ Kenneth A. Corby Kenneth A. Corby

Kenneth A. Corby
Executive Vice President and
Chief Financial Officer
(Principal Finance and
Accounting Officer)