Form 10-K
period 2004-03-31
EMERSON RADIO CORP
filed 2004-06-29
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
FORM 10-K

(Mark One)
[ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended March 31, 2004

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

Registrant’s telephone number, including area code: (973) 884-5800

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) [   ] YES [X] NO.

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2003 (computed by reference to the last reported sale price of the Common Stock on the American Stock Exchange on such date): $66,015,866.

Number of Common Shares outstanding at June 16, 2004: 26,630,383

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of the Form 10-K

Proxy Statement for 2004 Annual Meeting of Stockholders	Part III

PART I

     This Annual Report on Form 10-K contains, in addition to historical information, “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. See “Business- Forward-Looking Statements.”

Item 1. BUSINESS

The Company

     We operate in two business segments:

•	consumer electronics; and

•	sporting goods.

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

     Emerson was originally formed in the State of New York in 1956 under the name Major Electronics Corp. In 1977, we reincorporated in the State of New Jersey and changed our name to Emerson Radio Corp. In 1994, we were reincorporated in the State of Delaware. Our principal executive offices are located at Nine Entin Road, Parsippany, New Jersey 07054-0430. Our telephone number in Parsippany, New Jersey, is (973) 884-5800.

     Unless the context otherwise requires, the term:

•	“Emerson” refers to our “consumer electronics” segment which is operated through Emerson Radio Corp. and its subsidiaries, other than SSG;

•	“SSG” refers to our “sporting goods” segment which is operated through Sport Supply Group, Inc. and its subsidiaries; and

•	“we”, “us” and “our” refers to both Emerson and SSG.

     For additional disclosures of our business segments and major customers, as well as financial information about geographical areas, see Item 8 – “Financial Statements and Supplemental Data” -Note 14 of Notes to Consolidated Financial Statements.

Supervision and Regulation

     We file reports and other information with the Securities and Exchange Commission (“SEC”) pursuant to the information requirements of the Securities Exchange Act of 1934. Readers may read and copy any document we file at the SEC’s public reference room at 450 Fifth St. N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operations of the public reference room. Our filings are also available to the public from commercial document retrieval services and at the SEC’s website at www.sec.gov.

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

     On March 5, 2004, SSG filed a Form 15 with the Securities and Exchange Commission giving notice of the termination of the registration of its securities and the suspension of duty to file periodic reports under Sections 13 and 15(d) of the Securities Exchange Act of 1934. As a result, SSG is no longer required to file annual reports on Form 10-K, quarterly reports on Form 10-Q or current reports on form 8-K with the SEC.

Consumer Electronics Segment

     General

     Emerson, directly and through several subsidiaries, designs, sources, imports, markets, sells and licenses to certain licensees a variety of consumer electronic products, both domestically and internationally, under the Emerson® and HH Scott® brand names. These products include:

•	video products - televisions, combination television/VCR/DVD, digital video disc (DVD), video cassette recorders (VCR) and set top boxes;

•	microwave ovens;

•	audio, clocks and clock radios, home theater systems and multi-media;

•	houseware products; and

•	video accessories, telecommunication equipment, certain computer accessories, specialty, other consumer electronic products and mobile electronics.

     Emerson also licenses a variety of specialty themed logos and marks from third parties for use on audio products that bear the names of these third parties. We refer to these licenses as inward licenses.

     The trade name “Emerson Radio” dates back to 1912 and is one of the oldest and most well respected names in the consumer electronics industry. See “Consumer Electronics Segment - Licensing and Related Activities.”

     Emerson believes it possesses an advantage over its competitors due to the combination of:

•	the “[Emerson Logo]” brand recognition;

•	its distribution base and established customer relations;

•	its sourcing expertise and established vendor relations;

•	an infrastructure with personnel experienced in servicing and providing logistical support to the domestic mass merchant distribution channel; and

•	its extensive experience in establishing license and distribution agreements on a global basis for a variety of products.

     Emerson intends to continue leveraging its core competencies to offer a broad variety of current and new consumer electronic products to customers. In addition, Emerson intends to enter into additional licenses of third party trade names and trademarks by third parties (“inward licenses”), as well as licenses for the use of Emerson’s trade names and trademarks (“outward licenses”) and distribution agreements that take advantage of Emerson’s trademarks and utilize the logistical and sourcing advantages for products that are more efficiently marketed through these agreements. We continuously evaluate potential licenses and distribution agreements. In March 2003, Emerson entered into a license agreement with Nickelodeon to license the Nickelodeon name, trademark and logo, along with several other of Nickelodeon trademarks and logos. See - “ Consumer Electronics Segment – Licensing and Related Activities”.

     Emerson’s core business consists of selling, distributing, and licensing various low to moderately priced categories of consumer electronic products. The majority of Emerson’s marketing and sales efforts are concentrated in the United States and, to a lesser extent, certain other international regions. Major competitors in these markets are foreign-based manufacturers and distributors. See “Consumer Electronics Segment - Competition.”

Products

     Emerson’s current product and branded categories consist of the following:

Video Products	Audio Products	Other
Televisions	Portable stereo systems	House wares
Specialty televisions	Digital clock radios	Home theater
Digital video disc (DVD)	Shelf stereo systems	Microwave ovens
Specialty video cassette players	Specialty clock radios	Multi-media
Video cassette recorders (VCR)		Telecommunications

     Growth Strategy

     We believe growth opportunities exist through the implementation of the following:

•	higher penetration levels within our existing customers through increases in the products offered and sold to existing accounts;

•	expansion of our existing customer base in United States through our sales staff and sales representative organizations;

•	expansion of our existing worldwide customer base through our foreign distribution agreements and direct selling, particularly in Europe and Asia;

•	expansion into distribution channels we are not currently utilizing through new products that are being offered by Emerson;

•	development and sales of new products not presently being offered by Emerson, such as electronics and accessories that utilize popular theme characters and logos through the use of various trademarks licensed from third parties;

•	further development of our direct to consumer sales channel, through Emerson’s internet web-site;

•	continuing to capitalize on the “[Emerson logo]” and “H.H. Scott®” trademarks through continued efforts to enter into license agreements with third parties to license the “[Emerson logo]” and “H.H. Scott®” trademarks for products not currently being sold, and in geographic areas not presently being serviced; and

•	expansion through strategic mergers and acquisitions of other businesses.

     In connection with Emerson’s strategic focus, Emerson may acquire an equity position in other corporate entities.

     Emerson believes that the “[Emerson logo]” trademark is recognized in many countries. A principal component of Emerson’s growth strategy is to utilize this global brand name recognition together with its reputation for quality and cost competitive products to aggressively promote its product lines within the United States and targeted geographic areas on an international basis. Emerson believes that it will be able to compete more effectively in the highly competitive consumer electronics and microwave oven industries, domestically and internationally, by combining innovative approaches to its current product line and augmenting its product line with complimentary products. Emerson intends to pursue such plans either independently or by forging new relationships, including license arrangements, distributorship agreements and joint ventures. See “Consumer Electronics Segment - Licensing and Related Activities.”

     Sales and Distribution

     Emerson’s Direct Import Program allows its customers to import and receive product directly from Emerson’s manufacturers located outside the United States. Under the Direct Import Program, title for its products passes in the country of origin upon shipment of the product by the manufacturer. Emerson also sells product to customers from its U.S. based finished goods inventory, which is referred to as its Domestic Program. Under the Domestic Program, title for its products primarily passes at the time of shipment. Under both programs, we recognize revenues at the time title passes to the customer. See Item 7 - “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

     Emerson has an integrated system to coordinate the purchasing, sales and distribution aspects of its operations. Emerson receives orders from its major accounts electronically, via electronic data interface (EDI), facsimile, telephone or mail. Emerson does not have long-term contracts with any of its customers, but rather receives orders on an ongoing basis. Products imported by Emerson, generally from the Far East, are shipped by ocean and/or inland freight and then stored in contracted public warehouse facilities for shipment to customers. All inventory is monitored by Emerson’s electronic inventory system. As a purchase order is received and filled from inventory, warehoused product is labeled and prepared for outbound shipment to customers by common, contract or small package carriers for sales made from inventory.

     Domestic Marketing

     In the United States, Emerson markets its products primarily through:

•	mass merchandisers;

•	discount retailers;

•	toy retailers; and

•	distributors and specialty catalogers.

     In fiscal 2004 and 2003, Wal-Mart Stores accounted for approximately 25% of our consolidated net revenues and Target Stores accounted for approximately 15% and 17% of our consolidated net revenues, respectively, and in fiscal 2003, K-Mart accounted for approximately 12% of our consolidated net revenues. No other customer accounted for more than 10% of our consolidated net revenues in either period. Management believes that a loss, or a significant reduction of sales to Wal-Mart or Target would have a material adverse effect on our business and results of operations.

     Approximately 49% and 59% of the net consumer electronics revenues in fiscal 2004 and 2003, respectively, were made through third party sales representative organizations that receive sales commissions and work in conjunction with Emerson’s own sales personnel. With Emerson’s permission, third party sales representative organizations may sell competitive products in addition to Emerson’s products. In most instances, either party may terminate a sales representative relationship on 30 days prior notice by Emerson and 90 days prior notice by the sales representative organization in accordance with customary industry practice. Emerson utilizes approximately 24 sales representative organizations, including two through which approximately 15% and 10% of the net consumer electronics revenues were made in fiscal 2004. For fiscal 2003, two sales organizations accounted for approximately 23% and 19% of the net consumer electronics revenues. No other sales representative organization accounted for more than 10% of the consumer electronics net revenues in either year. The remainder of Emerson’s sales are serviced by its sales personnel. Management does not believe that the loss of one or more sales representative organizations would have a material adverse effect on our business and results of operations.

     Foreign Marketing

     Emerson primarily markets and distributes its products in the United States. Accordingly, foreign sales account for less than 10% of total revenues and are not considered material. Emerson intends to expand its existing worldwide customer base through its foreign distribution agreements and direct selling, particularly in Europe and Asia.

     Licensing and Related Activities

     Emerson has several license agreements that allow licensees to use our trademarks for the manufacture and/or the sale of consumer electronics and other products and are referred to as outward licenses. These license agreements allow the licensee to use our trademarks by a specific product category, or by a specific geographic area that primarily includes some or all the countries located in North America, South America, Mexico and parts of Europe, or by a specific customer base, or by any combination of the above, or any other category that might be defined in the license agreement. These license agreements are subject to renewal at the initial expiration of the agreements and are governed by the laws of the United States, and have expiration dates ranging from November 2004 through January 2007. Total license revenues recognized and earned in fiscal 2004, 2003, and 2002 were approximately $10,973,000, $10,388,000, and $6,952,000, respectively. Emerson records licensing revenues as earned over the term of the related agreements.

     Effective January 1, 2001, Emerson entered into a license agreement (“Video License Agreement”) with Funai Corporation, Inc. (“Funai”), which was amended, to extend the Video License Agreement to December 31, 2005. The Video License Agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the “[Emerson logo]” trademark to customers in U.S. and Canadian markets. Under the terms of the agreement, Emerson will receive non-refundable minimum annual royalty payments of $4.3 million each calendar year and a license fee on sales of products subject to the Video License Agreement in excess of the minimum annual royalties. During fiscal 2004, 2003 and 2002, license revenues of $8,759,000, $8,520,000 and $5,624,000, respectively, were recorded under this agreement.

     Throughout various parts of the world, Emerson maintains distribution and outward license agreements that encompass various Emerson branded products into defined geographic areas.

     Emerson intends to pursue additional licensing and distribution opportunities and believes that such activities have had and will continue to have a positive impact on operating results by generating income with minimal incremental costs, if any, and without the necessity of utilizing working capital. See Item 7 -“Forward Looking Information” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

     Effective March 2003, Emerson entered into a license agreement with MTV Networks to license the Nickelodeon name, trademark and logo, along with several of Nickelodeon’s trademarks and logos. The initial term of the agreement expires in December 2005, and includes an option to extend the initial period by one year. Additionally, Emerson entered into a second contract with MTV Networks for increased Nickelodeon character trademarks and logos, along with expanded product categories. The term of this second contract expires in December 2006. These licenses provide Emerson with the rights to use such marks in the United States, and require certain minimum royalties to be paid to MTV Networks.

     Design and Manufacturing

     Emerson’s products are manufactured by several original equipment manufacturers in accordance with Emerson’s specifications. During fiscal 2004 and 2003, 100% of Emerson’s purchases consisted of imported finished goods from manufacturers primarily located in:

•	South Korea;

•	China;

•	Malaysia; and

•	Thailand.

     Emerson’s design team is responsible for product development and works closely with Emerson’s suppliers. Emerson’s engineers determine the detailed cosmetic, electronic and other features for new products, which typically incorporate commercially available electronic parts to be assembled according to their design. Accordingly, the exterior designs and operating features of the products reflect Emerson’s judgment of current styles and consumer preferences. Emerson’s designs are tailored to meet the consumer preferences of the local market, particularly in the case of its international markets.

     The following summarizes Emerson’s purchases from its major suppliers:

	Fiscal Year
Supplier	2004	2003
StarLite	15%	*
Avatar Mfg	14%	21%
GMT Industries	12%	12%
Daewoo	12%	10%
Lasco Industries	10%	*
* - less than 10%

     No other supplier accounted for more than 10% of Emerson’s total purchases in fiscal 2004 or 2003. Emerson considers its relationships with its suppliers to be satisfactory and believes that, barring any unusual material or part shortages or economic, fiscal or monetary conditions Emerson could develop, as it already has, alternative suppliers. No assurance can be given that ample supply of product would be available at current prices if Emerson were required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts. See Item 7 - “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Forward - Looking Information,” and Item 7A - “Inflation and Foreign Currency.”

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

     Returned Products

     Emerson’s customers return product to Emerson for a variety of reasons, including:

•	retailer return policies with their customers;

•	damage to goods in transit and cosmetic imperfections; and

•	mechanical failures.

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

     Trademarks

     Emerson owns the:

•	“[Emerson logo]”;

•	“Emerson Research®”;

•	“Emerson Interactive sm”;

•	“Girl Power TM”;

•	“H.H. Scott®”; and

•	“Scott®”

trademarks for certain of its home entertainment and consumer electronic products in the United States, Canada, Mexico and various other countries. Of the trademarks owned by Emerson, those registered in the United States and Canada must be renewed at various times through 2011 and 2014, respectively. Emerson’s trademarks are also registered in various other countries, which registrations must be renewed at various times. Emerson intends to renew all trademarks necessary for its business. Emerson considers the “[Emerson logo]” and HH Scott® trademarks to be of material importance to its business and, to a lesser degree, the remaining trademarks. Emerson licenses the “[Emerson logo]” and HH Scott® trademark to third parties, the scope of which is on a limited product and geographic basis and for a period of time. See “Consumer Electronics Segment - Licensing and Related Activities.”

     Competition

     As published in the Consumer Electronics Association Market Research report, the market segments of the consumer electronics industry in which Emerson competes generates approximately $21 billion of factory sales annually and is highly fragmented, cyclical and very competitive. The industry is characterized by the short life cycle of products, which requires continuous design and development efforts.

     Emerson primarily competes in the low to medium-priced sector of the consumer electronics market. Management estimates that Emerson has several dozen competitors that are manufacturers and/or distributors, many of which are much larger and have greater financial resources than Emerson. Emerson competes primarily on the basis of:

•	its reliability;

•	quality;

•	price;

•	design;

•	consumer acceptance of its products; and

•	quality service and support to retailers and their customers.

     Emerson also competes at the retail level for shelf space and promotional displays, all of which have an impact on its established and proposed distribution channels.

     Seasonality

     Emerson generally experiences stronger demand from its customers for its products in the fiscal quarters ending September and December. However, during the last several years, this revenue pattern has been less prevalent due to the need for retailers to plan earlier for the winter holiday selling season and our management’s ability to obtain additional orders to meet additional product demand during the March and June fiscal quarters.

     Working Capital

     Our consumer electronics segment is impacted by its seasonality in that it generally records the majority of annual sales in the quarters ending September and December, requiring it to maintain higher inventory levels during the quarters ending June and September, therefore increasing the working capital needs during these periods. Management believes that the outward license agreements, sales margin stability and the policies in place for returned products should continue to favorably impact our cash flow. Management believes that anticipated cash flow from operations and the financing presently in place will provide sufficient liquidity to meet its operating and debt service cash requirements in the year ahead. Management believes the company’s working capital practices are similar to those of its competitors.

Sporting Goods Segment

     General

     Management believes SSG is a leading direct mail marketer of sports related equipment and leisure products for sale primarily to the institutional market in the United States.

     From July 2003 through October 2003, certain of SSG’s team dealer locations were discontinued. In November 2003, SSG sold all of the issued and outstanding capital stock of it’s wholly-owned subsidiary, Athletic Training Equipment Company, Inc. (“ATEC”). Collectively, SSG refers to these as “Discontinued Operations” and accordingly, the accompanying financial statements reflect these as discontinued operations. These transactions helped reduce the overhead of SSG along with providing funds to reduce the debt of SSG.

     Products

     Management believes SSG manufactures and distributes one of the broadest lines of sporting goods, physical educational, recreational and leisure products to the institutional market. SSG offers over 10,000 products, of which SSG manufactures approximately 1,000 of these products and the remainder are purchased from other manufacturers. The SSG product lines include: archery; baseball; softball; basketball; camping; football; tennis and other racquet sports; gymnastics; indoor recreation; game tables and physical education; soccer; field and floor hockey; lacrosse; track and field; volleyball; weight lifting; fitness equipment; outdoor playground equipment; and early childhood development products.

     Management believes brand recognition is important to the institutional market. Most of SSG’s products are marketed under trade names or trademarks owned or licensed by SSG and include the following:

Alumagoal®	Blastball®	BSN®
Champion Barbell	Curvemaster®	Fibersport
Flag A Tag®	Gamecraft	GSC Sports
Maxpro®	MacGregor®	New England Camp & Supply
NorthAmerican Recreation®	Passon’s Sports	Pillo Polo®
Port-A-Pit®	Pro Base®	Pro Down®
Pro Net	Rol-Dri®and Tidi-Court	Toppleball®
U.S. Games, Inc®	Voit®

     Growth Strategy

          SSG believes it is well positioned to grow its business due to:

•	its ability to process and fulfill a high capacity of orders;

•	its well-developed expertise in catalog design and merchandising; and

•	its information technology system and its Internet platform.

     One of the most important contributions of SSG’s information technology platform is that the order processing and fulfillment capabilities are integrated throughout the operations of SSG, including all of SSG’s websites. Each website is strategically targeted to a specific customer group or product line. The continued migration of SSG’s customers to its websites is important to SSG’s growth and success.

     Sales and Distribution

     SSG’s websites enable its customers to place orders, access account information, track orders, and perform routine customer service inquiries on a real-time basis, twenty-four hours a day, seven days a week. This functionality allows for more convenience and added flexibility for its customers.

     SSG’s sourcing, warehousing, distribution and fulfillment capabilities and its fully integrated information system, provide the necessary capacities, logistics, information and technological capabilities to meet the demands and growth potential of commerce.

     Domestic Marketing

     SSG offers products directly to the institutional market primarily through:

•	a variety of distinctive, information-rich catalogs;

•	sales personnel strategically located in certain large metropolitan areas;

•	in-bound and out-bound telemarketers;

•	a team of experienced bid and quote personnel; and

•	the Internet.

     SSG’s marketing efforts are supported by a database of over 250,000 customers, a call center, a custom-designed distribution center and several manufacturing facilities. SSG currently offers approximately 10,000 sports related equipment products to over 100,000 customers, which include: public and private schools; colleges; universities and military academies; municipal and governmental agencies; military facilities; churches; clubs; camps; hospitals; youth sports leagues; non-profit organizations; team dealers; and certain large retail sporting goods chains.

     SSG believes that its customer base in the United States is the largest in the institutional direct mail market for sports related equipment.

     Licensing and Related Activities

     SSG has inward licenses for certain well-known names and trademarks that allow it to manufacture, sell, and distribute specified sport related products and equipment to institutional customers using the licensed names for specified royalty fees paid to licensors. See “Business-Sporting Goods Segment - Trademarks.”

     Design and Manufacturing

     SSG manufactures, assembles and distributes many of its products at its facilities. See Item 2 - “Properties.”

     Most of SSG’s manufactured products are standardized. Certain products manufactured by SSG are custom made; such as tumbling mats ordered in color or size specifications. The principal raw materials used by SSG in manufacturing are, for the most part, readily available from several different sources. No one supplier accounts for more than 10% of the total raw materials supplied to SSG. Such raw materials include: foam; vinyl; nylon thread; steel and aluminum tubing.

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

     Returned Products

     In most instances, SSG’s customers have the right to return product within 30 days. Returned products in the sporting goods segment are less frequent than the consumer electronics segment, and are not considered a significant factor in SSG’s operations.

     Backlog

     SSG had a backlog of approximately $2.2 million at March 31, 2004, $2.9 million at March 31, 2003, and $2.0 million at March 31, 2002.

     Trademarks

     SSG licenses certain well known trade names and trademarks allowing it to manufacture, sell, and distribute specified sport related products and equipment to institutional customers using these names for specified royalty fees. These license agreements have expiration dates ranging from December 2004 through 2040, in some cases with renewable terms and include our license with MacGregor®, which expires in 2040 and allows us to manufacture, promote, sell and distribute specified products and equipment under the MacGregor® name.

     Competition

     SSG competes in the institutional sporting goods market principally with:

•	local sporting goods dealers;

•	retail sporting goods stores;

•	other direct mail catalog marketers; and

•	providers of sporting goods on the Internet.

     SSG has identified approximately 15 other direct mail and internet companies in the institutional market most of whom management believes are competitors that are substantially smaller than SSG in terms of geographic coverage, products, e-commerce capability, customer base and revenues.

     SSG competes in the institutional market principally on the basis of brand, price, product availability and customer service. SSG believes it has an advantage in the institutional market over traditional sporting goods retailers and team dealers because its selling prices do not include comparable price markups attributable to traditional multi-distribution channel markups. In addition,

SSG’s expansive product lines and the ability to control the availability of goods that SSG sources enables it to respond more rapidly to customer demand.

     Seasonality

     SSG has historically experienced strong revenues during the March, June and September quarters primarily due to volume generated by spring and summer sports, favorable outdoor weather conditions and school needs before summer closings, and weak revenues during the December quarter.

     Working Capital

     The sporting goods segment is impacted by seasonality with its March quarter being the highest sales period, and the quarter ending December being its lowest sales period. This seasonality requires the sporting goods segment to maintain higher amounts of inventory during the quarters ending March and June, therefore increasing the working capital needs during these periods.

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

     Many of our products are subject to Federal regulations, among other laws, which empowers the Consumer Product Safety Commission (the “CPSC”) to protect consumers from hazardous sporting goods and other articles. The CPSC has the authority to exclude from the market certain articles that are found to be hazardous and can require a manufacturer to refund the purchase price of products that present a substantial product hazard. CPSC determinations are subject to court review. Similar laws exist in some states and cities in the United States.

Product Liability and Insurance

     Because of the nature of the products sold by us, particularly those products sold by SSG, we are periodically subject to product liability claims resulting from personal injuries. We may become involved in various lawsuits incidental to our business. Additionally, significantly increased product liability claims continue to be asserted successfully against manufacturers and distributors of sports equipment throughout the United States resulting in general uncertainty as to the nature and extent of manufacturers’ and distributors’ liability for personal injuries. See Item 3 – “Legal Proceedings”.

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

Employees

     As of May 3, 2004, we had approximately 371 employees, of which 138 were employed by Emerson, and 233 were employed by SSG. None of our employees are represented by unions, and we believe our labor relations are good.

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

Business Related Risks

The loss, or significant reduction in business of any of our key customers, including Wal-Mart and Target, could negatively affect our revenues and could decrease our earnings.

     We are highly dependent upon sales of our consumer electronic products to certain of our customers, including Wal-Mart and Target. During our fiscal years ended March 31, 2004 and 2003, Wal-Mart stores accounted for approximately 25% and 25%, respectively, Target stores accounted for approximately 15% and 17%, respectively, and for fiscal 2003, K-Mart accounted for approximately 12% of our net revenues. Although no other customer in either of our operating segments accounted for greater than 10% of our consolidated net revenues during these periods, other customers may account for more than 10% of our consolidated net revenues in future periods. All purchases of our products by customers in both of our operating segments are made through purchase orders and we do not have any long-term contracts with any of our customers. The loss of Wal-Mart or Target, or any of our other customers to which we sell a significant amount of our products or any significant portion of orders from Wal-Mart or Target, or such other customers or any material adverse change in the financial condition of such customers could negatively affect our revenues and decrease our earnings.

The failure to maintain our relationships with our licensees and distributors or the failure to obtain new licensees or distribution relationships could negatively affect our revenues and decrease our earnings.

     We maintain license agreements that allow licensees to use our Emerson® and H.H. Scott® trademarks for the manufacture and sale of consumer electronics and other products. In addition, we maintain distribution agreements for the distribution of our consumer electronics products into defined geographic areas. Although we have entered into agreements with certain of our licensees and distributors of consumer electronics products, most of which have a term of three years or less and expire between November 2004 and December 2006, we cannot assure that such agreements will be renewed when the terms of such agreements expire, or that our relationships with our licensees or distributors will be maintained on satisfactory terms or at all. The failure to maintain our relationships with Funai and our other licensees and distributors, the failure to obtain new licensees or distribution relationships or the failure by our licensees to protect the integrity and reputation of our Emerson® and H.H. Scott® trademarks could negatively affect our licensing revenues and decrease our earnings.

     Our sporting goods business licenses certain well-known names and trademarks, including MacGregor® that expires in 2040, and allows us to manufacture, promote, sell and distribute specified products and equipment. Although the MacGregor® agreement expires in 2040, we cannot be assured that our relationship with MacGregor® will be maintained on satisfactory terms or at all. The non-renewal or termination of one or more of our material licenses in our sporting goods business could materially reduce our ability to sell products bearing such names and trademarks and decrease our earnings.

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

     We rely on a limited number of suppliers, most of which are located outside of the United States, for the components and raw materials used in our consumer electronics and sporting good products. Although there are many suppliers for each of our component parts and raw materials, we are dependent on a limited number of suppliers for many of the significant components and raw materials. This reliance involves a number of significant risks, including:

•	lack of availability of materials and interruptions in delivery of components and raw materials from our suppliers;

•	manufacturing delays caused by such lack of availability or interruptions in delivery;

•	fluctuations in the quality and the price of components and raw materials, in particular due to the petroleum price impact on such materials; and

•	risks related to foreign operations.

     We do not have any long-term or exclusive purchase commitments with any of our suppliers. StarLite, Avatar Mfg., GMT Industries, Daewoo and Lasco Industries are our largest suppliers of components for our consumer electronics products, each of which accounted for more than 10% of our purchases of components for our consumer electronics products for our latest fiscal year. Our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could also negatively affect our ability to obtain our components and raw materials used in our products in a timely manner. If we are unable to obtain ample supply of product from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers’ orders which could reduce our revenues and adversely affect our relationship with our customers.

The operating results of our sporting good segment may continue to be affected by budgetary restrictions of schools and government agencies.

     A substantial portion of our sporting goods product revenues are generated through sales to the institutional market, including:

•	public and private schools;

•	colleges and universities;

•	military academies;

•	municipal and governmental agencies;

•	military and correctional facilities;

•	youth sports leagues.

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

•	South Korea;

•	China;

•	Malaysia; and

•	Thailand.

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

     Our ability to provide high quality customer service, process and fulfill orders and manage inventory depends on:

•	the efficient and uninterrupted operation of our call center, distribution center and manufacturing facilities related to our sporting goods segment; and

•	the timely and uninterrupted performance of third party manufacturers and suppliers, shipping companies, and dock workers relating to both our consumer electronics and sporting goods segments.

Any material disruption or slowdown in the operation of our call center, distribution center, manufacturing facilities or management information systems, or comparable disruptions or slowdowns suffered by our principal manufacturers, suppliers and shippers could cause delays in our ability to receive, process and fulfill customer orders and may cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused. Our sporting goods segment ships approximately 70% of its products using United Parcel Service. A strike by UPS or any of our other major carriers or any other disruption in our ability or our customer's ability to receive our products as a result of a strike or otherwise could materially adversely affect our results of operations as a result of our failure to deliver our products in a timely manner and using other more expensive freight carriers.

The operations of our sporting goods segment are subject to high fixed costs, which could adversely affect our earnings.

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

     We derive a significant portion of our revenues from sales of products manufactured by third parties located primarily in China, South Korea, Malaysia and Thailand. In addition, third parties located in these and other countries located in the same region produce and supply many of the components and raw materials used in our products. Conducting an international business inherently involves a number of difficulties and risks that could adversely affect our ability to generate revenues and could subject us to increased costs. The main factors that may adversely affect our revenues and increase our costs are:

•	currency fluctuations which could cause an increase in the price of the components and raw materials used in our products and a decrease in our profits;

•	more stringent export restrictions in the countries in which we operate which could adversely affect our ability to deliver our products to our customers;

•	tariffs and other trade barriers which could make it more expensive for us to obtain and deliver our products to our customers;

•
political instability and economic downturns in these countries which could adversely affect our ability to obtain our products from our manufacturers or deliver our products to our customers in a timely fashion; and

•	seasonal reductions in business activity in these countries during the summer months which could adversely affect our sales.

In addition, the prior outbreak of severe acute respiratory syndrome, or SARS, which had particular impact in China, Hong Kong and Singapore, had a negative effect on our consumer electronics operations. Our operations, including our ability to obtain our products in a timely fashion, could be impacted again, including disrupting the operation of our suppliers, manufacturers and shipping companies, each of which could adversely affect our earnings, should SARS reoccur in the future.

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

     Our net revenue and operating results may vary significantly from quarter to quarter. The main factors that may cause these fluctuations are:

•	seasonal variations in operating results;

•	variations in the sales of our products to our significant customers;

•	increases in returned consumer electronics products in the March quarter which follows our peak September and December selling quarters;

•	variations in manufacturing and supplier relationships;

•
if we are unable to correctly anticipate and provide for inventory requirements from quarter to quarter, we may not have sufficient inventory to deliver our products to our customers in a timely fashion or we may have excess inventory that we are unable to sell;

•	the discretionary nature of our customers’ demands and spending patterns;

•	changes in market and economic conditions; and

•	competition.

In addition, our quarterly operating results could be materially adversely affected by political instability, war, acts of terrorism or other disasters.

     Sales of our consumer electronics products are somewhat seasonal due to consumer spending patterns, which tend to result in significantly stronger sales in our September and December fiscal quarters, especially as a result of the holiday season. Our sporting goods segment is also somewhat seasonal due to stronger demand for its products during the March fiscal quarter due to volume generated by spring and summer sports, favorable outdoor weather conditions and school needs before summer closings and weaker revenues during the December fiscal quarter. These patterns will probably not change significantly in the future. Although we believe that the seasonality of our business is based primarily on the timing of consumer demand for our products, fluctuations in operating results can also result from other factors affecting us and our competitors, including new product developments or introductions, availability of products for resale, competitive pricing pressures, changes in product mix and pricing and product reviews and other media coverage. Due to the seasonality of our business, our results for interim periods are not necessarily indicative of our results for the year.

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

     As a result of these and other factors, revenues for any quarter are subject to significant variation, which may adversely affect the market price for our common stock.

If our third party sales representatives fail to adequately promote, market and sell our consumer electronic products, our revenues could significantly decrease.

     A portion of our consumer electronic product sales are made through third party sales representative organizations, whose members are not our employees. Our level of sales depends on the effectiveness of these organizations, as well as the effectiveness of our own employees. Some of these third party representatives may sell, with our permission, competitive products manufactured by other third parties as well as our products. During our fiscal years ended March 31, 2004 and 2003, these organizations were responsible for approximately 49% and 59%, respectively, of our net consumer electronics revenues during such periods. In addition, two of these representative organizations were responsible for a significant portion of these revenues. If any of our third party sales representative organizations engaged by us, especially our two largest, fails adequately to promote, market and sell our consumer electronics products, our revenues could be significantly decreased until a replacement organization or distributor could be retained by us. Finding replacement organizations and distributors could be a time consuming process during which our revenues could be negatively impacted.

The ownership of our common stock by Geoffrey P. Jurick, our Chairman, Chief Executive Officer and President, substantially reduces the influence of our other stockholders.

     Geoffrey Jurick, our Chairman, Chief Executive Officer and President, owns approximately 36.0% of our outstanding common stock. As a result, Geoffrey Jurick currently has the ability to influence significantly the actions that require stockholder approval, including:

•	the election of our directors; and

•	the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

As a result, our other stockholders may have little or no influence over matters submitted for stockholder approval. In addition, the selling stockholder’s influence could preclude any unsolicited acquisition of us and consequently materially adversely affect the price of our common stock. However, in March 2003, a judgment was entered against Mr. Jurick in favor of Petra Stelling in the amount of approximately $13.9 million, plus interest, and in connection with such judgment 4,188,975 shares of our common stock, or 15.7% of our outstanding common stock, registered in the name of Mr. Jurick were placed in escrow with Mr. Jurick’s counsel for the benefit of the parties.

We may seek to make acquisitions that prove unsuccessful or strain or divert our management’s attention and our capital resources.

     We may seek to grow our business through acquisitions of related businesses. Such acquisitions present risks that could materially adversely affect our earnings, including:

•	the diversion of our management’s attention from our everyday business activities;

•	the assimilation of the operations and personnel of the acquired business;

•	the incurring of additional expenses related to such acquisitions, whether or not such acquisitions are consummated;

•	the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business; and

•	the need to expand management, administration and operational systems.

If we make such acquisitions, we cannot predict whether:

•	we will be able to successfully integrate the operations of any new businesses into our business;

•	we will realize any anticipated benefits of completed acquisitions; or

•	there will be substantial unanticipated costs associated with acquisitions.

In addition, future acquisitions by us may result in:

•	potentially dilutive issuances of our equity securities;

•	the incurrence of additional debt; and

•	the recognition of significant charges for depreciation and amortization related to goodwill and other intangible assets.

We continuously evaluate potential acquisitions of related businesses. However, competition for such potential acquisitions is intense and we have not reached any agreement or arrangement with respect to any particular acquisition and we may not be able to complete any acquisitions on favorable terms or at all.

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

     The consumer electronics industry and the institutional market for sporting goods and leisure products are highly competitive, especially with respect to pricing and the introduction of new products and features. Our consumer electronics segment competes in the low to medium-priced sector of the consumer electronics market and competes primarily on the basis of:

•	reliability;

•	quality;

•	price;

•	design;

•	consumer acceptance of the Emerson® trademark; and

•	quality service and support to retailers and our customers.

Our sporting goods segment competes in the institutional sporting goods market principally with local sporting goods dealers, retail sporting goods stores, other direct mail catalog marketers and providers of sporting goods on the Internet. Our sporting goods segment competes principally on the basis of:

•	brand;

•	price;

•	product availability; and

•	customer service.

In recent years we and many of our competitors have regularly lowered prices, and we expect these pricing pressures to continue. If these pricing pressures are not mitigated by increases in volume, cost reductions or changes in product mix, our revenues and profits could be substantially reduced. As compared to us, many of our competitors have:

•	significantly longer operating histories;

•	significantly greater managerial, financial, marketing, technical and other competitive resources; and

•	greater name recognition.

As a result, our competitors may be able to:

•	adapt more quickly to new or emerging technologies and changes in customer requirements;

•	devote greater resources to the promotion and sale of their products and services; and

•	respond more effectively to pricing pressures.

These factors could materially adversely affect our operations and financial condition. In addition, competition could increase if:

•	new companies enter the market;

•	existing competitors expand their product mix; or

•	we expand into new markets.

An increase in competition could result in material price reductions or loss of our market share.

Our business could be adversely affected if we cannot protect our intellectual property rights or if we infringe on the intellectual property rights of others.

     Our ability to compete effectively will depend on our ability to maintain and protect our proprietary rights. We own the Emerson® trademark, which is materially important to our business, as well as our other trademarks and proprietary rights that are used for certain of our home entertainment and consumer electronics products. In addition, we license names and trademarks in connection with our sporting goods business. Our trademarks are registered throughout the world, including the United States, Canada, Mexico, France, Spain, Germany and the United Kingdom. However, third parties may seek to challenge, invalidate, circumvent or render unenforceable any proprietary rights owned by or licensed to us. In addition, in the event third party licensees fail to protect the integrity of our trademarks, the value of these marks could be adversely affected.

     The laws of some foreign countries in which we operate may not protect our proprietary rights to the same extent as do laws in the United States. The protections afforded by the laws of such countries may not be adequate to protect our intellectual property rights. Our inability to protect our proprietary rights could materially adversely affect the license of our tradenames and trademarks to third parties as well as our ability to sell our products. Litigation may be necessary to:

•	enforce our intellectual property rights;

•	protect our trade secrets; and

•	determine the scope and validity of such intellectual property rights.

Any such litigation, whether or not successful, could result in substantial costs and diversion of resources and management’s attention from the operation of our business.

     We may receive notice of claims of infringement of other parties’ proprietary rights. Such actions could result in litigation and we could incur significant costs and diversion of resources in defending such claims. The party making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief. Such relief could effectively block our ability to make, use, sell, distribute or market our products and services in such jurisdiction. We may also be required to seek licenses to such intellectual property. We cannot predict, however, whether such licenses would be available or, if available, that such licenses could be obtained on terms that are commercially reasonable and acceptable to us. The failure to obtain the necessary licenses or other rights could delay or preclude the sale, manufacture or distribution of our products and could result in increased costs to us.

We could be exposed to product liability or other claims for which our product liability or other insurance may be inadequate.

     A failure of any of the products marketed by us, particularly those products sold by our sporting goods segment, may subject us to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of our products. Although we currently maintain product liability insurance in amounts which we consider adequate, we cannot assure that:

•	our insurance will provide adequate coverage against potential liabilities;

•	adequate product liability insurance will continue to be available in the future; or

•	our insurance can be maintained on acceptable terms.

We and certain of our officers and directors, are party to a class action lawsuit and we cannot assure the outcome of such litigation. Although we maintain liability insurance in amounts that we consider adequate, we cannot assure that such policies will provide adequate coverage against potential liabilities. To the extent product liability or other litigation losses are beyond the limits or scope of our insurance coverage, our expenses could materially increase. See Item 3 – “Legal Proceedings”.

The inability to use our tax net operating losses could result in a charge to earnings and could require us to pay higher taxes.

     Both Emerson and SSG have substantial tax net operating losses available to reduce taxable income for federal and state income tax purposes. A portion of the benefit associated with the tax net operating losses has been recognized as a deferred tax asset in our financial statements and could be used to reduce our tax liability in future profitable periods. We believe these net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured at either Emerson or SSG, we believe it is more likely than not that all of the remaining net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed, or estimates of future taxable income during the carryforward period is reduced.

     In addition, transactions consummated by us or Geoffrey Jurick, that together with other transactions consummated by Emerson, SSG or Mr. Jurick or that involve the common stock of Emerson or SSG that are deemed collectively to result in a change of control of Emerson or SSG, respectively, under the tax code could limit the use of our tax net operating losses. In the event that either Emerson or SSG is unable to utilize its tax net operating losses in a reasonable time frame, it would be required to adjust its deferred tax asset on its financial statements which would result in a charge to earnings. Additionally, should the utilization of tax net operating losses be limited, we would be required to pay a greater amount of taxes in future periods.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

     From time to time we incur debt in connection with our operations. As a result, we may be subject to the risks associated with indebtedness, including:

•	we must dedicate a portion of our cash flows from operations to pay debt service costs and, as a result, we have less funds available for operations and other purposes;

•	it may be more difficult and expensive to obtain additional funds through financings, if available at all;

•
we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

•	if we default under any of our existing credit facilities or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

We have pledged substantially all of our assets to secure our borrowings under our credit facilities and are subject to covenants that may restrict our ability to operate our business.

     Our indebtedness under our credit facilities are secured by substantially all of our assets. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditor to satisfy our obligations to the secured creditor. In addition, our credit facilities impose certain restrictive covenants, including financial, ownership, operational and net worth covenants. Failure to satisfy any of these covenants could result in all or any of the following:

•	acceleration of the payment of our outstanding indebtedness;

•	our inability to borrow additional amounts under our existing financing arrangements; and

•	our inability to secure financing on favorable terms or at all from alternative sources.

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

     The market price for our common stock and for securities of similar companies have from time to time experienced significant price and volume fluctuations. Factors which may affect our market price include:

•	market conditions in the industries in which we operate;

•	competition;

•	sales or the possibility of sales of our common stock;

•	our results of operations and financial condition; and

•	general economic conditions.

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

Forward-Looking Information

     This report contains various forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and information that is based on management’s beliefs as well as assumptions made by and information currently available to management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “predict”, “project”, and similar expressions are intended to identify forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under “Risk Factors” set forth above and “Critical Accounting Policies” set forth in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

     Due to these uncertainties and risks, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Item 2. PROPERTIES

     The following table sets forth the material properties owned or leased by us:

	Approximate
	Square		Lease Expires
Facility Purpose	Footage	Location	or is Owned
Consumer electronics segment:

Corporate headquarters	22,000	Parsippany, NJ	October 2008
Hong Kong office	10,000	Hong Kong, China	July 2005
Macao office	2,000	Macao, China	Owned

Sporting goods segment:

Manufacturing and corporate headquarters	135,000	Farmers Branch, TX	December 2007
Warehouse and fulfillment processing	181,000	Farmers Branch, TX	December 2007
Warehouse	31,000	Farmers Branch, TX	December 2007
Manufacturing	35,000	Anniston, AL	Owned
Manufacturing	45,000	Anniston, AL	Owned

     Emerson also utilizes public warehouse space, evidenced by contracts with terms typically of one year. Public warehouse expenses for Emerson varies based on a percentage of sold products shipped from the location. In addition, Emerson rents from SSG on a month to month basis approximately 75,000 sq. ft of warehousing space.

     We believe that the properties used for our operations are in satisfactory condition and adequate for our present and anticipated future operations. In addition to the facilities listed above, SSG leases space in various locations, primarily for use as sales offices, which lease terms range from month to month to three years and are not material to us.

Item 3. LEGAL PROCEEDINGS

Putative Class Actions

     Between September 4, 2003 and October 30, 2003, several putative class action lawsuits were filed in the United States District Court for the District of New Jersey against us and Mssrs. Geoffrey Jurick, Kenneth Corby and John Raab (the “Individual Defendants”) on behalf of purchasers of our publicly traded securities who bought shares between January 29, 2003 and August 12, 2003 (the “Class Period.”) On December 17, 2003, the Court entered a Joint Stipulation and Order consolidating these putative class actions under the caption In Re Emerson Radio Corp. Securities Litigation, 03cv4201 (JLL) (the “Consolidated Action.”) Further to that Stipulation and Order, lead plaintiff was appointed and co-lead counsel and co-liaison counsel were approved by the Court in the Consolidated Action. Consistent with the Stipulation and Order, the plaintiffs filed an Amended Consolidated Complaint (the “Amended Complaint”) that, among other things, added Jerome Farnum, one of our directors, as a defendant in the litigation.

     Generally, the Amended Complaint alleges that we and the Individual Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated there under, by (i) issuing certain positive statements during the Class Period regarding our ability to replace lost revenues attributable to our Hello Kitty® license and (ii) omitting to disclose that we suffered allegedly soured relationships with our largest retail customers. The Amended Complaint further alleges that these statements were materially false and misleading when made because we allegedly misrepresented and omitted certain adverse facts which then existed and disclosure of which was necessary to make the statements not false and misleading. We, and the Individual Defendants intend to defend the lawsuit vigorously.

Other Matters

     We are a party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results or operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
             ISSER REPURCHASES OF EQUITY SECURITIES

     (a) Market Information

     Our common stock has traded on the American Stock Exchange under the symbol MSN since December 22, 1994. The following table sets forth the range of high and low sales prices for our common stock as reported by the American Stock Exchange during the last two fiscal years.

	Fiscal 2004		Fiscal 2003
	High	Low	High	Low
First Quarter	$7.88	$5.95	$1.95	$1.05
Second Quarter	7.80	2.47	4.39	1.45
Third Quarter	4.28	3.15	5.89	2.22
Fourth Quarter	4.05	3.27	7.94	4.87

     There is no established trading market for our Series A convertible preferred stock, whose conversion feature expired as of March 31, 2002.

     (b) Holders

     At May 19, 2004, there were approximately 367 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our common stock is held of record in broker “street names.”

     (c) Dividends

     Our policy has been to retain all available earnings, if any, for the development and growth of our business. We have not paid and do not intend to pay cash dividends on our common stock. In addition, our credit facility restricts our ability to pay cash dividends on our common stock.

     (d) Unregistered Securities

     None

     (e) Share Repurchases

     The following table summarizes our common stock share repurchase program for the quarter ending March 31, 2004. The share repurchase program was publicly announced in September 2003 to repurchase up to 2,000,000 shares of Emerson’s outstanding common stock. Share repurchases are made from time to time in open market transactions in such amounts as determined in the discretion of Emerson’s management within the guidelines set forth by Rule 10b-18 under the Securities Exchange Act. Prior to the March 31, 2004 quarter, we repurchased 785,325 shares under this program.

			Cumulative
			Number of	Maximum Number of
	Total Number	Average Price	Shares Purchased	Shares that May Yet
	of Shares	Paid Per	as Part of Publicly	Be Purchased
	Purchased	Share	Announced Programs	Under the Programs
January 01, 2004 through January 31, 2004	232,700	$3.80	1,018,025	981,975
February 01, 2004 through February 29, 2004	21,000	$3.39	1,039,025	960,975
March 01, 2004 through March 31, 2004	72,600	$3.56	1,111,625	888,375

TOTAL	326,300	$3.72

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth our selected consolidated financial data for the five years ended March 31, 2004. For the year ended March 31, 2000, we changed our financial reporting year to a 52/53 week year ending on the Friday closest to March 31. Beginning in fiscal 2001, we changed our financial reporting year to end on March 31. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, and Item 7 - “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

	March 31,	March 31,	March 31,	March 31,	March 31,
	2004	2003	2002	2001 (1)	2000
	(In thousands, except per share data)
Summary of Operations:
Net Revenues (2)	$263,774	$330,315	$297,175	$354,760	$200,742
Operating Income (loss)	$(1,032)	$18,685	$9,535	$13,980	$5,334
Income (loss) from continuing operations	$(3,735)	$26,206	$18,649	$13,495	$3,620
Income (loss) from discontinued operations, net of tax	$2,661	$840	$758	$(842)	—
Cumulative effect of change in accounting Principle	—	$(5,546)	—	—	—
Net income (loss)	$(1,074)	$21,500	$19,407	$12,653	$3,620
Balance Sheet Data at Period End:
Total Assets	$118,669	$134,562	$135,839	$119,006	$63,511
Current Liabilities	40,637	48,668	54,723	45,330	30,057
Long-Term Debt	15,027	18,079	29,046	38,257	20,891
Shareholders’ Equity	47,212	51,237	34,740	15,131	12,563
Working Capital	46,729	49,101	49,290	39,497	9,854
Current Ratio	2.2 to 1	2.0 to 1	1.9 to 1	1.9 to 1	1.3 to 1
Per Common Share: (3)
Basic net income (loss) per share:
Income (loss) from continuing operations	$(.14)	$.95	$.60	$.38	$.07
Discontinued operations	.10	.03	.02	(.02)	—
Cumulative effect of change in accounting principle	—	(.20)	—	—	—

	$(.04)	$.78	$.62	$.36	$.07

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(.14)	$.91	$.50	$.35	$.07
Discontinued operations	.10	.03	.02	(.02)	—
Cumulative effect of change in accounting principle	—	(.19)	—	—	—

	$(.04)	$.75	$.52	$.33	$.07

Weighted Average Shares Outstanding:
Basic	27,227	27,716	31,298	35,066	47,632
Diluted	27,227	28,640	40,485	38,569	53,508

(1)	Prior to March 23, 2001, the investment in SSG was accounted for under the equity method of accounting. On March 23, 2001, a majority interest in SSG was reached and required this interest be accounted for as a partial purchase to the extent of the change in control. The assets and liabilities of SSG have been revalued to fair value to the extent of Emerson’s interest in SSG. SSG’s results of operations and the minority interest related to those results have been included in our results of operations as though it had been acquired at April 1, 2000.

(2)	During fiscal 2004, SSG discontinued operations of certain team dealer operations, and sold all of the capital stock of Athletic Training Equipment Company, Inc. (“ATEC”). These transactions were classified as discontinued operations, and accordingly reported separate from continuing operations. The financial statements for fiscal 2000 through 2003 have been reclassified to reflect such discontinued results.

(3)	For fiscal 2002, 2001 and 2000, dilutive securities include 3,531,000, 3,066,000 and 5,876,000 shares, respectively, assuming conversion of Series A preferred stock at a price equal to 80% of the weighted average market value of a share of common stock, determined as of March 31, 2002, 2001, and 2000. For fiscal 2003, 2002 and 2001, dilutive securities also include 924,000, 452,000 and 437,000 shares assuming conversion of 1,195,000, 1,645,000 and 1,658,000 options, respectively, and 100,000 warrants for fiscal 2003. For fiscal 2002, dilutive securities also included 5,204,000 shares assuming the conversion of convertible debentures. Per common share data is based on the net income or loss for the year and deduction of the amount of dividends required to be paid to the holders of the preferred stock and the weighted average of common stock outstanding during each fiscal year. Loss per share in fiscal 2004 does not include potentially dilutive securities assumed outstanding since the effects of such conversion would be anti-dilutive.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During fiscal 2001, Emerson increased its ownership in SSG to 50.1%. Accordingly, Emerson’s and SSG’s results of operations are consolidated for fiscal 2004, 2003 and 2002. See Item 8 – “Financial Statements and Supplementary Data – Note 1 and Note 3 of Notes to the Consolidated Financial Statements.”

     Management’s Discussion and Analysis of Results of Operation is presented in three parts: consolidated operations, the consumer electronics segment and the sporting goods segment.

     The following discussion of our operations and financial condition should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

     Special Note: Certain statements set forth below constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See Item 1 - “Business- Forward-Looking Statements.”

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

	2004	2003	2002
Net revenues (in thousands)	$263,774	$330,315	$297,175

	100.0%	100.0%	100.0%
Cost of sales	81.7%	80.0%	81.3%
Other operating costs and expenses	2.0%	1.3%	1.7%
Selling, general and administrative expenses	15.9%	13.0%	13.8%
Acquisition costs	0.6%	—	—
Stock based costs	0.2%	0.0%	—

Operating income (loss)	(0.4%)	5.7%	3.2%
Litigation settlement, net	—	—	0.9%
Interest expense, net	0.5%	0.8%	1.0%
Minority interest in net loss of consolidated subsidiary	0.3%	0.2%	0.6%

Income (loss) before income taxes and cumulative effect of change in accounting principle	(0.6%)	5.1%	3.7%
Provision (benefit) for income taxes	0.8%	(2.8%)	(2.6%)

Income (loss) from continuing operations	(1.4%)	7.9%	6.3%
Income from discontinued operations, net of tax	1.0%	0.3%	0.2%
Cumulative effect of change in accounting principle	—	(1.7%)	—

Net income (loss)	(0.4%)	6.5%	6.5%

Results of Consolidated Operations - Fiscal 2004 compared with Fiscal 2003

     Net Revenues - Net revenues for fiscal 2004 decreased approximately $66.5 million, or 20.1%, to $263.8 million as compared to $330.3 million for fiscal 2003. The decrease in net revenues was primarily due to a decrease of approximately $65.3 million, or 26.6%, in the consumer electronics segment, as well as a decrease of $1.3 million, or 1.5%, in the sporting goods segment.

     Cost of Sales - Cost of sales, in absolute terms, decreased $48.6 million, or 18.4%, to $215.4 million for fiscal 2004 as compared to $264.0 million for fiscal 2003. This decrease was primarily due to a decrease of $49.1 million, or a decrease of 24.2% in the consumer electronics segment, partially offset by an increase of $474,000, or an increase of .8%, in the sporting goods segment. As a percentage of consolidated net revenues, cost of sales increased from 80.0% in fiscal 2003 to 81.7% in fiscal 2004. The percentage increase in cost of sales was primarily the result of lower margins in the consumer electronics segment for the current fiscal year.

     Other Operating Costs and Expenses - Other operating costs and expenses are associated with the consumer electronics segment and include those components as described in Note 1 of Notes to Consolidated Financial Statements. As a result of increased activity in these areas, other operating costs increased $0.9 million, or 20.8%, from $4.3 million (1.3% of consolidated net revenues) in fiscal 2003 to $5.3 million (2.0% of consolidated net revenues) in fiscal 2004.

     Selling, General and Administrative Expenses (“S,G&A”) - In absolute terms, S,G&A expenses decreased $1.2 million, or 2.7%, to $42.0 million (15.9% of consolidated net revenues) in fiscal 2004 as compared to $43.2 million (13.0% of consolidated net revenues) in fiscal 2003. This decrease in S,G&A was primarily the result of a decrease of $1.5 million, or 8.5%, in the consumer electronics segment, partially offset by an increase of $0.3 million, or 1.2% in the sporting goods segment. As a percentage of consolidated net revenues, S,G&A expenses increased to 15.9% for fiscal 2004 as compared to 13.0% for fiscal 2003, principally as a result of the decline in revenues.

     Acquisition Costs – Acquisition costs are associated with the consumer electronics segment. Acquisition costs were $1.6 million (0.6% of consolidated net revenues) for fiscal 2004, due to two unsuccessful acquisition attempts during the year. There were no acquisition costs in fiscal 2003.

     Stock Based Costs – Stock based costs are associated with the consumer electronics segment, which relate to the value of warrants issued in exchange for consulting services. Stock based costs increased from $49,000 (less than 0.1% of consolidated net revenues) in fiscal 2003 to $511,000 (0.2% of consolidated net revenues) in fiscal 2004.

     Interest expense, net - Interest expense decreased $1.2 million, or 46.2%, from $2.5 million (0.8% of consolidated net revenues) in fiscal 2003 to $1.3 million (0.5% of consolidated net revenues) in fiscal 2004. The decrease was primarily due to lower borrowing amounts and lower interest rates, resulting in a decrease of $1.0 million, or 53.4%, in the consumer electronics segment, as well as a decrease of $0.2 million, or a 23.4% decrease in the sporting goods segment.

     Minority Interest in Net Loss of Consolidated Subsidiary - Minority interest in net loss of consolidated subsidiary represents that portion of the sporting goods segment loss for the fiscal year that relates to the ownership of SSG by shareholders other than us. See Item 8 – “Financial Statements and Supplementary Data - Note 1 of Notes to Consolidated Financial Statements.”

     Provision (Benefit) For Income Taxes – The provision for income taxes in absolute terms was $2.2 million in fiscal 2004 as compared to a tax benefit of ($9.3) million in fiscal 2003. The provision of $2.2 million in fiscal 2004 primarily represents the deferred tax charges associated with Emerson's profits in the United States. The tax benefit in fiscal 2003 was primarily the result of a reduction in the valuation reserve in the consumer electronics segment, previously established against the deferred tax assets relating to the accounts receivable and inventory temporary differences, as well as the recognition of management’s estimation of net operating loss carryforwards subject to limitations under IRC Section 382. See Item 8 – “Financial Statements and Supplementary Data - Note 7 of Notes to Consolidated Financial Statements.”

     Income from Discontinued Operations, Net of Tax – Income from discontinued operations, net of tax, is associated with the sporting goods segment. In July, October and November 2003, SSG ceased operations of its Team Dealer locations in Little Rock, Arkansas, Enid, Oklahoma, and Wichita, Kansas, respectively. In addition, SSG sold all of the issued and outstanding capital stock of ATEC. Income from discontinued operations increased $1.9 million to $2.7 million (1.0 % of consolidated net revenues) in fiscal 2004 from $0.8 million (0.3% of consolidated net revenues) in fiscal 2003. See Item 8 – “Financial Statements and Supplementary Data – Note 17 of Notes to Consolidated Financial Statements.”

     Net Income (loss) - As a result of the foregoing factors, we had a net loss of approximately $1.1 million (-0.4% of consolidated net revenues) for fiscal 2004 as compared to net income of $21.5 million (6.5% of consolidated net revenues) for fiscal 2003.

Results of Consolidated Operations – Fiscal 2003 compared with Fiscal 2002

     Net Revenues - Net revenues for fiscal 2003 increased $33.1 million, or 11.2%, to $330.3 million as compared to $297.2 million for fiscal 2002. The increase in net revenues was primarily due to an increase of approximately $32.7 million, or a 15.4% increase in the consumer electronics segment, as well as an increase of approximately $427,000, or a 0.5% increase in the sporting goods segment.

     Cost of Sales - Cost of sales, in absolute terms, increased $22.5 million, or 9.3%, to $264.0 million (80.0% of consolidated net revenues) in fiscal 2003 as compared to $241.5 million (81.3% of consolidated net revenues) for fiscal 2002. The cost of sales change was primarily due to a change of $22.9 million in the consumer electronics segment (12.7%), which was due to an increased sales base, partially offset by a decrease of approximately $354,000, or .6%, in the sporting goods segment. As a percentage of consolidated net revenues, cost of sales decreased from 81.3% in fiscal 2002 to 80.0% in fiscal 2003. The decrease in cost of sales was primarily the result of higher margins in the consumer electronics segment in fiscal 2003.

     Other Operating Costs and Expenses - Other operating costs and expenses are associated with the consumer electronics segment. Other operating costs decreased approximately $601,000, or 12.1%, from $4.9 million (1.7% of consolidated net revenues) in fiscal 2002 to $4.3 million (1.3% of consolidated net revenues) in fiscal 2003, primarily as a result of a decrease in costs related to inventory servicing costs.

     Selling, General and Administrative Expenses (“S,G&A”) - S,G&A expenses increased $2.0 million, or 4.9%, to $43.2 million (13.0% of consolidated net revenues) in fiscal 2003 from $41.2 million (13.8% of consolidated net revenues) in fiscal 2002. The increase in S,G&A in absolute terms was primarily the result of an increase of $3.2 million, or 22.5%, in the consumer electronics segment, partially offset by a decrease of $1.2 million, or 4.3%, in the sporting goods segment.

     Stock Based Costs – Stock based costs are associated with the consumer electronics segment, which relate to the cost of warrants issued in exchange for consulting services. Stock based costs for fiscal 2003 were approximately $49,000, (less than 0.1% of consolidated net revenues). There were no stock based costs recorded in fiscal 2002.

     Litigation Settlement, net - Litigation settlement in fiscal 2002 was the result of the consumer electronics segment settling litigation in the amount of $2.9 million, net of legal costs with a former trademark licensee.

     Interest expense, net — Interest expense decreased approximately $630,000, or 20.2%, from $3.1 million (1.0% of consolidated net revenues) in fiscal 2002 to $2.5 million (0.7% of consolidated net revenues) in fiscal 2003. The decrease is primarily due to a decrease of approximately $527,000, or a decrease of 21.8%, in the consumer electronics segment, as well as a decrease of approximately $103,000, or a decrease of 14.7%, in the sporting goods segment. The decreases in both segments were the result of lower borrowing amounts and lower interest rates.

     Minority Interest in Net Loss of Consolidated Subsidiary — Minority interest in net loss of consolidated subsidiary represents that portion of the sporting goods segment loss for the fiscal year that was not included in the consolidated statements of operations. See Item 8 – “Financial Statements and Supplementary Data — Note 1 of Notes to Consolidated Financial Statements.”

     Provision (benefit) For Income Taxes — Benefit for income taxes in absolute terms increased $1.7 million, or 22.3%, to ($9.3) million in fiscal 2003 as compared to ($7.6) million in fiscal 2002. The increase in the tax benefit in fiscal 2003 was primarily the result of a reduction in a valuation reserve in the consumer electronics segment, previously established against the deferred tax assets relating to the accounts receivable and inventory temporary differences, as well as the recognition of management’s estimation of net operating loss carryforwards subject to limitations under IRC Section 382. See Item 8 – “Financial Statements and Supplementary Data – Note 7 of Notes to Consolidated Financial Statements.”

     Income from Discontinued Operations, Net of Tax — Income from discontinued operations, net of tax, are associated with the sporting goods segment. Income from discontinued operations increased $82,000, or 10.8%, to $840,000 (0.3 % of consolidated net revenues) in fiscal 2003 from $758,000 (0.2% of consolidated net revenues) in fiscal 2002. See Item 8 – “Financial Statements and Supplementary Data – Note 17 of Notes to Consolidated Financial Statements.”

     Cumulative Effect of Change in Accounting Principle — On April 1, 2002, we adopted Financial Accounting Standards Board’s Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that goodwill not be amortized, but instead be tested for impairment at least annually by reporting unit. Goodwill is required to be tested for impairment in a transitional test upon adoption and then at least annually by reporting unit. As a result of our impairment testing, we recorded a non-cash “cumulative effect of accounting change” of approximately $5.5 million due to the impairment of all of the goodwill attributed to the Company’s sporting goods segment. See Item 8 – “Financial Statements and Supplementary Data – Note 5 of Notes to Consolidated Financial Statements.”

     Net Income — As a result of the foregoing factors, we earned net income of $21.5 million (6.5% of consolidated net revenues) for fiscal 2003 as compared to $19.4 million (6.5% of consolidated net revenues) for fiscal 2002.

Consumer Electronics Segment:

     The following table summarizes certain financial information relating to the consumer electronics segment for the fiscal years ended March 31 (in thousands):

	2004	2003	2002
Net revenues	$179,952	$245,216	$212,503

Cost of sales	153,642	202,699	179,833
Other operating costs	5,254	4,348	4,949
Selling, general & administrative	15,899	17,380	14,190
Acquisition costs	1,553	—	—
Stock based costs	511	49	—

Operating income	3,093	20,740	13,531
Litigation settlement, net	—	—	2,933
Interest expense, net	883	1,893	2,420

Income before income taxes	2,210	18,847	14,044
Provision (benefit) for income taxes	2,150	(9,281)	(7,591)

Net income	$60	$28,128	$21,635

Results of Consumer Electronics Operations — Fiscal 2004 compared with Fiscal 2003

     Net Revenues — Net revenues for fiscal 2004 decreased $65.3 million, or 26.6%, to $180.0 million as compared to $245.2 million for fiscal 2003. Consumer electronics net revenues are comprised of Emerson branded product sales, themed product sales and licensing revenues. Emerson branded product sales are earned from the sale of products bearing the Emerson or HH Scott brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing Emerson and HH Scott brand names to licensees for a fee. The decrease in net revenues comprised of:

i)	A decrease in Emerson branded products sales of $34.2 million, or a decrease of 17.7% to $158.4 million in fiscal 2004 compared to $192.6 million in fiscal 2003. These decreases were associated with increased competition, decreased orders from our primary customers and an overall slower economy.

ii)	Themed product sales decreased to $10.6 million in fiscal 2004 compared to $42.2 million fiscal 2003, or a decrease of $31.6 million (75.0%). These decreases were due to the discontinuance of sales of NASCAR, Mary Kate and Ashley and Hello Kitty themed products, and decreases in Girl Power themed product, partially offset by the start up sales from Nickelodeon themed products.

iii)	Licensing revenues increased to $11.0 million in fiscal 2004 compared to $10.4 million in fiscal 2003, primarily due to increased sales volumes from our video licensing agreements.

     Cost of Sales — In absolute terms, cost of sales decreased $49.1 million, or a 24.2% decrease, to $153.6 million in fiscal 2004 as compared to $202.7 million in fiscal 2003. Cost of sales, as a percentage of net revenues, increased from 82.7% in fiscal 2003 to 85.4% in fiscal

2004. The increase in cost of sales in relative terms was primarily due to lower margins on product sales of traditionally higher margin themed products, and lower margins on Emerson branded products, primarily attributable to competitive market conditions. In absolute terms, cost of sales decreased by $49.1 million due to a lower revenue base.

     Gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the price categories of the consumer electronics market in which Emerson competes, accordingly, a change in revenues does not directly correlate to a change in unit volume. Emerson’s products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive.

     Other Operating Costs and Expenses — Other operating costs and expenses, include those components as described in Note 1 of Notes to Consolidated Financial Statements. As a result of increased activity in these areas, other operating costs and expenses as a percentage of net revenues, were 2.9% in fiscal 2004 as compared to 1.8% in fiscal 2003. In absolute terms, other operating costs and expenses increased $906,000, or 20.8%, to $5.3 million for fiscal 2004 as compared to $4.3 million in fiscal 2003.

     Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, were 8.8% in fiscal 2004 as compared to 7.1% in fiscal 2003. S,G&A, in absolute terms, decreased $1.5 million, or an 8.5% decrease to $15.9 million in fiscal 2004 as compared to $17.4 million for fiscal 2003. The decrease in S,G&A in absolute terms between fiscal 2004 and 2003 was primarily due to a reduction in bad debt expense of approximately $1.5 million.

     Acquisition Costs — Acquisition costs were $1.6 million (0.9% of consumer electronics segment net revenues) for fiscal 2004, due to two unsuccessful acquisition attempts during the year. There were no acquisition costs in fiscal 2003.

     Stock Based Costs — Stock based costs, are the value of warrants issued in exchange for consulting services. Stock based costs increased from $49,000 (less than 0.1% of consumer electronics net revenues) in fiscal 2003 to $511,000 (0.3% of consumer electronics net revenues) in fiscal 2004.

     Interest Expense, net — Interest expense decreased $1.0 million, or 53.4%, from $1.9 million (0.8% of consumer electronics net revenues) in fiscal 2003 to $0.9 million (0.5% of net revenues) in fiscal 2004. The decrease was attributable primarily to decreased borrowing amounts and lower interest rates.

     Provision (benefit) for Income Taxes — Emerson’s provision for income taxes was $2.2 million for fiscal 2004 as compared to a benefit of $9.3 million for fiscal 2003. The provision of $2.2 million in fiscal 2004 represents deferred tax charges associated with Emerson's profits in the United States. The benefit for fiscal 2003 consisted primarily of the reduction in the valuation reserve previously established against the deferred tax assets relating to the accounts receivable and inventory temporary differences, as well as the recognition of management’s estimation of net operating loss carryforward’s subject to limitations under IRC Section 382, which management believes it was likely to realize the benefit of such net deferred tax assets. See Item 8 – “Financial Statements and Supplementary Data – Note 7 of Notes to Consolidated Financial Statements.”

     Net Income - As a result of the foregoing factors, the consumer electronics segment generated net income of $60,000 (less than 0.1% of net revenues) in fiscal 2004 as compared to $28.1 million (11.5% of net revenues) in fiscal 2003.

Results of Consumer Electronics Operations – Fiscal 2003 compared with Fiscal 2002

     Net Revenues - Net revenues for fiscal 2003 increased $32.7 million, or 15.4%, to $245.2 million as compared to $212.5 million for fiscal 2002. Consumer electronics net revenues are comprised of Emerson branded product sales, themed product sales and licensing revenues. Emerson branded product sales are earned from the sale of products bearing the Emerson or HH Scott brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing Emerson and HH Scott brand names to licensees for a fee. The increase in net revenues was primarily comprised of the following segments, partially offset by corresponding increases in sales allowances:

i)	An increase of $2.5 million, or 1.3%, in Emerson branded products sales to $192.6 million in fiscal 2003 compared to $190.1 million in fiscal 2002, primarily associated with increased sales of audio and home theater equipment, offset by a reduction in sales of microwaves.

ii)	Themed product sales increased $26.7 million to $42.2 million in fiscal 2003 compared to $15.5 million in fiscal 2002. These increases were due to the increased sales of Hello Kitty themed products, as well as the introduction of NASCAR, Girl Power, and Mary Kate and Ashley themed products.

iii)	Licensing revenues increased $3.4 million to $10.4 million in fiscal 2003 compared to $7.0 million in fiscal 2002, primarily due to increased sales volumes from our video licensing agreements.

     Cost of Sales - Cost of sales, as a percentage of consumer electronics net revenues, decreased from 84.6% in fiscal 2002 to 82.7% in fiscal 2003. The decrease in cost of sales was primarily due to higher margins on product sales and an increase in licensing revenue. In absolute terms, cost of sales increased $22.9 million, or 12.7%, in fiscal 2003 as compared to fiscal 2002.

     Other Operating Costs and Expenses - Other operating costs and expenses, as a percentage of net revenues, were 1.8% in fiscal 2003 as compared to 2.3% in fiscal 2002. In absolute terms, other operating costs and expenses decreased approximately $601,000, or 12.1%, to $4.3 million for fiscal 2003 as compared to $4.9 million for fiscal 2002, primarily due to a decrease in inventory servicing costs.

     Selling, General and Administrative Expenses (“S,G&A”) - S,G&A increased $3.2 million, or 22.5%, to $17.4 million in fiscal 2003 (7.1% of consumer electronics net revenues) compared to $14.2 million (6.7% of consumer electronics net revenues) in the prior fiscal year. The increase in S,G&A, in absolute terms, between fiscal 2003 and 2002 was primarily due to increased payroll related expenses of approximately $1.0 million, additional bad debt expenses and increased bad debt reserves totaling approximately $1.5 million, and additional freight out and sales commissions totaling approximately $1.1 million, partially offset by various decreases in lesser accounts.

     Stock Based Costs – Stock based costs, relate to the cost of warrants issued in exchange for consulting services. Stock based costs for fiscal 2003 were approximately $49,000, or less than 0.1% of consumer electronics net revenues. There were no stock based costs recorded in fiscal 2002.

     Litigation Settlement, net - The gain from litigation settlement was the result of a settled litigation in fiscal 2002, which was a one time event.

     Interest Expense, net - Interest expense decreased $527,000, or 21.8%, from $2.4 million (1.1% of net revenues) in fiscal 2002 to $1.9 million (0.8% of net revenues) in fiscal 2003. The decrease was attributable primarily to decreased borrowing amounts and lower interest costs.

     Provision (benefit) for Income Taxes - Emerson’s benefit for income taxes was $9.3 million (-3.8% of net revenues) for fiscal 2003 as compared to a benefit of $7.7 million (-3.6% of net revenues) for fiscal 2002. The benefit of $9.3 million consisted primarily of the reduction in the valuation reserve previously established against the deferred tax assets relating to the accounts receivable and inventory temporary differences, as well as the recognition of management’s estimation of net operating loss carryforward’s subject to limitations under IRC Section 382, which management believes it was likely to realize the benefit of such net deferred tax assets. This is partially offset by foreign and state taxes. See Item 8 – “Financial Statements and Supplementary Data – Note 7 of Notes to Consolidated Financial Statements.”

     Net Income - As a result of the foregoing factors, the consumer electronics segment generated net income of $28.1 million (11.5% of net revenues) in fiscal 2003 as compared to $21.6 million (10.2% of net revenues) in fiscal 2002.

Sporting Goods Segment:

     During fiscal 2004, SSG discontinued operations of certain team dealer operations, and sold all of the capital stock of ATEC. These businesses have been classified as discontinued operations, and, accordingly, their operating results have been reported separate from continuing operations. The financial statements for fiscal 2002 through 2004 have been reclassified to reflect such discontinued results. The following table summarizes certain financial information relating to the sporting goods segment for the fiscal years 2004, 2003, and 2002 (in thousands):

	2004	2003	2002
Net revenues	$83,822	$85,099	$84,672

Cost of sales	61,812	61,338	61,692
Selling, general & administrative Expenses	26,135	25,816	26,976

Operating loss	(4,125)	(2,055)	(3,996)
Interest expense, net	459	599	702

Loss before income taxes and cumulative effect of change in accounting principle	(4,584)	(2,654)	(4,698)
Benefit for income taxes	—	(1)	—

Loss from continuing operations	(4,584)	(2,653)	(4,698)
Income from discontinued operations, net of tax	2,661	840	758
Cumulative effect of change in accounting principle	—	(7,442)	—

Net loss	$(1,923)	$(9,255)	$(3,940)

Results of Sporting Goods Operations - Fiscal 2004 compared with Fiscal 2003

     Net Revenues - Net revenues for fiscal 2004 decreased approximately $1.3 million (1.5%) as compared to fiscal 2003. The decrease in net revenues was primarily a result of increased competition, a decreased sales force, continued restrictions in state, federal and school budgets and declining participation and funding of youth sports organizations.

     Cost of Sales - Cost of sales, as a percentage of net revenues, increased for fiscal 2004 to 73.7% as compared to 72.1% for 2003, or by $474,000. This was due to a $542,000 write-down for obsolete and slow moving inventory, and to a lesser extent, more aggressive pricing, increased freight and increased importing costs.

     Selling, General and Administrative Expenses (“S,G&A”) - S,G&A expenses for fiscal 2004 increased by $319,000 (1.2%) as compared to fiscal 2003. As a percentage of net revenues, S,G&A increased to 31.2% in fiscal 2004 from 30.3% in fiscal 2003. The increase in S,G& A in absolute and relative terms was primarily due to an increase in professional service fees of approximately $617,000, bankrupt freight carrier expenses of $296,000 and $181,000 in uncollectable trade account receivable allowances partially offset by decreases in payroll related expenses of $460,000, employee travel and entertainment expense of $215,000 and $145,000 in facility expenses.

     Interest Expense, net - Interest expense, net decreased approximately $140,000 (23.4%) in fiscal 2004 as compared to fiscal 2003. The decrease was attributable primarily to decreased overall levels of borrowing.

     Benefit for Income Taxes - The sporting goods segment has a net operating loss carryforward included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. Realization of the deferred tax asset is dependent on generating sufficient taxable income, either through operations or tax planning strategies, prior to the expiration of loss carryforwards. The deferred tax asset associated with the current year losses was offset with a full valuation allowance and accordingly no benefit for income taxes was recorded in fiscal 2004.

     Discontinued Operations – Discontinued operations reflect net operating losses related to our discontinued and sold team dealer operations and the net income from and net gain on sale of our ATEC subsidiary, which occurred in fiscal 2004.

     Net loss - As a result of the foregoing factors, a net loss of $1.9 million was reported for fiscal 2004 as compared to a net loss of $9.3 million for fiscal 2003.

Results of Sporting Goods Operations - Fiscal 2003 compared with Fiscal 2002

     Net Revenues - Net revenues for fiscal 2003 increased approximately $427,000, or 0.5% as compared to fiscal 2002.

     Cost of Sales - Cost of sales, as a percentage of net revenues, decreased for fiscal 2003 to 72.1% as compared to 72.9% for 2002. In absolute terms, cost of sales decreased in fiscal 2003 by $354,000 as compared to fiscal 2002 due to the consolidation of several of our plants, exiting certain unprofitable product lines and improved product sourcing.

     Selling, General and Administrative Expenses (“S,G&A”) - S,G&A expenses for fiscal 2003 decreased by $1.2 million (4.3%) as compared to fiscal 2002. As a percentage of net revenues, S,G&A decreased to 30.3% in fiscal 2003 from 31.9% in fiscal 2002. The decrease in S,G& A in absolute and relative terms was primarily due to: (i) a $487,000 decrease in payroll related costs; (ii) a $476,000 decrease in amortization and depreciation; and (iii) a $168,000 decrease in professional fees.

     Interest Expense, net - Interest expense, net decreased approximately $103,000 (14.7%) in fiscal 2003 as compared to fiscal 2002. The decrease was attributable primarily to decreased overall levels of borrowing and lower interest rates.

     Benefit for Income Taxes - The sporting goods segment has a net operating loss carryforward included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. As such, realization of the deferred tax asset is dependent on generating sufficient taxable income, either through operations or tax planning strategies, prior to the expiration of loss carryforwards. See Item 8 – “Financial Statements and Supplementary Data – Note 7 of Notes to Consolidated Financial Statements.”

     Discontinued Operations – Discontinued operations reflect net operating losses related to our discontinued and sold team dealer operations and the net income from our sold ATEC subsidiary.

     Cumulative Effect of Change in Accounting Principle - On April 1, 2002, we adopted Financial Accounting Standards Board’s Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that goodwill not be amortized, but instead be tested for impairment at least annually by reporting unit. Goodwill is required to be tested for impairment in a transitional test upon adoption and then at least annually by reporting unit. As a result of our testing, a non-cash “cumulative effect of accounting change” write down of approximately $7.4 million was recorded. As a result of the write down of $7.4 million, SSG has no remaining goodwill on their financial statements.

     Net loss - As a result of the foregoing factors, a net loss of $9.3 million was reported for fiscal 2003 as compared to a net loss of $3.9 million for fiscal 2002.

Liquidity and Capital Resources

     As of March 31, 2004, we had cash and cash equivalents of approximately $6.4 million compared to approximately $11.4 million at March 31, 2003. Working capital decreased to $46.8 million at March 31, 2004 as compared to $49.1 at March 31, 2003. The decrease in cash and cash equivalents of approximately $5.0 million was primarily due to financing activities, partially offset by investing activities.

     Operating cash flow used in continuing operating activities was approximately $2.1 million for fiscal 2004. Cash was primarily used for operations by the increase in inventories to meet consumer demand, offset by a reduction of prepaid and other current assets, and an increase in accounts payables and other current liabilities.

     Operating cash flow provided by discontinued operations for the fiscal year 2004 was approximately $2.4 million due to the results and disposals of SSG’s ATEC subsidiary and Team Dealer locations.

     Net cash provided by investing activities was $10.3 million for fiscal 2004, due to the sale of ATEC shares for $10.5 million, offset by the purchase of fixed assets, which consisted mainly of computer and office equipment.

     Net cash utilized by financing activities was $15.6 million for fiscal 2004. Cash was primarily utilized for the reduction of borrowings and the repurchase of Emerson’s common stock.

     Emerson and SSG maintain credit facilities as described in Note 6 – Borrowings. At March 31, 2004, there were approximately $15 million of borrowings outstanding under these facilities, of which no letters of credit were outstanding. Emerson amended its loan agreement and obtained a waiver of non-compliance with a financial covenant for the period ended March 31, 2004. At March 31, 2004, SSG was in compliance with the covenants on its credit facilities.

     Our foreign subsidiaries maintain various credit facilities, aggregating $82.5 million, with Hong Kong banks consisting of the following:

•	two letter of credit facilities totaling $12.5 million which is used for inventory purchases; and

•	four back-to-back letter of credit facilities totaling $70 million.

     At March 31, 2004, our Hong Kong subsidiary pledged approximately $3.0 million in certificates of deposit to this bank to assure the availability of the $12.5 million credit facilities. At March 31, 2004, there were approximately $14.3 million of letters of credit outstanding under these credit facilities. These letter of credit facilities require a net worth covenant of the foreign subsidiaries with which this subsidiary was in compliance at March 31, 2004.

     Short-Term Liquidity.

     Liquidity for the consumer electronics segment is impacted by its seasonality in that we generally record the majority of our annual sales in the quarters ending September and December. This requires the consumer electronics segment to maintain higher inventory levels during the quarters ending June and September, therefore increasing the working capital needs during these periods. Additionally, the consumer electronics segment receives the largest percentage of product returns in the quarter ending March. The higher level of returns during this period adversely impacts Emerson’s collection activity, and therefore its liquidity. Management believes that the license agreements as discussed above, continued sales margin improvement and the policies in place for returned products, should continue to favorably impact its cash flow. In fiscal 2004, products representing approximately 51% of net revenues of the consumer electronics segment were imported directly to our customers that contribute significantly to Emerson’s liquidity.

     Liquidity for the sporting goods segment is also impacted by its seasonality in that it generally records the majority of revenues in the March quarter, which is its highest sales period. The quarter ending December is its lowest sales period. This requires the sporting goods segment to maintain higher amounts of inventory during the quarters ending March and June, therefore increasing the working capital needs during these periods.

     Our principal existing sources of cash are generated from operations and borrowings available under our revolving credit facility. As of March 31, 2004, we had $35.7 million of borrowing capacity available under our $45.0 million revolving credit facilities (reflecting outstanding loans of approximately $15.0 million). In addition, at March 31, 2004 we had $70.0 million of letter of credit facilities, of which approximately $65.0 million was available. We believe that our existing sources of cash for the consumer electronics segment and sporting goods segment will be sufficient to support our existing operations over the next 12 months; provided, however, we may raise additional financing, which may include the issuance of equity securities, or the incurrence of additional debt, in connection with our operations or if we elect to grow our business through acquisitions.

     Long-Term Liquidity. We continue to be subject to competitive pressures arising from pricing strategies. SSG has discontinued certain lower margin products in favor of higher margin replacement products. Management believes that this, together with our various license agreements and the continued introduction of higher margin products in both segments, the sourcing of less costly product from foreign manufacturers by SSG combined with reduced selling, general and administrative expenses will result in a return to profitability by SSG. Both senior secured credit facilities for Emerson and SSG impose financial covenants. Non-compliance with the covenants could materially affect our future liquidity. Management believes that anticipated cash flow from operations and the financing noted above will provide sufficient liquidity to meet our operating and debt service cash requirements on a long-term basis.

     The following summarizes our obligations at March 31, 2004 for the periods shown (in thousands):

	Payment due by period
		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
Notes payable	$14,972	$—	$8,000	$6,972	$—
Capital lease obligations	113	58	55	—	—
Leases	7,834	2,630	3,714	1,490	—

Total	$22,919	$2,688	$11,769	$8,462	$—

     As of March 31, 2004, there were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product.

     Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements.

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

     Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out basis for our consumer electronics segment, and average cost for our sporting goods segment. We record inventory reserves to reduce the carrying value of inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Conversely, if market conditions improve, such reserves are reduced.

     Trade Accounts Receivable. We extend credit based upon evaluations of a customer’s financial condition and provide for any anticipated credit losses in our financial statements based upon management’s estimates and ongoing reviews of recorded allowances. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. Conversely, reserves are deducted to reflect credit and collection improvements.

     Intangible Assets. SSG has intangible assets related to other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves management judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. On April 1, 2002, we adopted SFAS 142, which requires us to cease amortization of goodwill, to perform a transitional test for potential goodwill impairment upon adoption, and then test goodwill for impairment at least annually by reporting unit. See Note 5 – “Goodwill and Other Intangible Assets.”

     Income Taxes. We record a valuation allowance to reduce the amount of our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event that we determined that we would not be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if it was determined that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

     Sales Return Reserves. Our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends and changes in customer demand for our products when evaluating the adequacy of the reserve for sales returns. Management judgments and estimates must be made and used in connection with establishing the sales return reserves in any accounting period. If actual sales returns increase above the historical return rates, then additional reserves may be required. Conversely, the sales return reserve could be decreased if the actual return rates are less than the historical return rates, which were used to establish such sales return reserve.

     Cooperative Advertising Accruals. Cooperative advertising programs promotions and other volume-based incentives, which are provided to retailers and distributors for advertising and sales promotions, are accounted for on an accrual basis as a reduction in net revenues in the period, which the related sales are recognized as per EITF 01-09 “Accounting for Consideration Given by a Vendor to a Customer.” If additional cooperative advertising programs promotions and other volume-based incentives are required to promote the Company’s products, then additional reserves may be required. Conversely, reserves are decreased to reflect the lesser need for cooperative advertising programs.

Recently-Issued Financial Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which addresses how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuers. This statement is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. We adopted this statement as of July 1, 2003 and it did not have any material impact on our financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Inflation, Foreign Currency, and Interest Rates

     Neither inflation nor currency fluctuations had a significant effect on our results of operations during fiscal 2004. Our exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The consumer electronics segment purchases virtually all of its products from manufacturers located in various Asian countries.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Emerson Radio Corp.

     We have audited the accompanying consolidated balance sheet of Emerson Radio Corp. and Subsidiaries as of March 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the management of Emerson Radio Corp. and Subsidiaries. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement and schedule. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emerson Radio Corp. and Subsidiaries at March 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule presents fairly in all material respects the information set forth therein.

BDO SEIDMAN, LLP

New York, New York
June 28, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Emerson Radio Corp.

     We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries as of March 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the management of Emerson Radio Corp. and Subsidiaries. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emerson Radio Corp. and Subsidiaries at March 31, 2003, and the consolidated results of its operations and cash flows for each of the two years in the period ended March 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” effective April 1, 2002.

ERNST & YOUNG, LLP

New York, New York
May 19, 2003

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended March 31, 2004, 2003, and 2002
(In thousands, except per share data)

	2004	2003	2002
Net revenues	$263,774	$330,315	$297,175
Costs and expenses:
Cost of sales	215,454	264,037	241,525
Other operating costs and expenses	5,254	4,348	4,949
Selling, general and administrative expenses	42,034	43,196	41,166
Acquisition costs	1,553	—	—
Stock based compensation	511	49	—

	264,806	311,630	287,640

Operating income (loss)	(1,032)	18,685	9,535
Litigation settlement, net	—	—	2,933
Interest expense, net	(1,342)	(2,492)	(3,122)
Minority interest in net loss of consolidated subsidiary	789	731	1,712

Income (loss) before income taxes and cumulative effect of change in accounting principle	(1,585)	16,924	11,058
Provision (benefit) for income taxes	2,150	(9,282)	(7,591)

Income (loss) from continuing operations	(3,735)	26,206	18,649
Income from discontinued operations, net of tax	2,661	840	758
Cumulative effect of change in accounting principle	—	(5,546)	—

Net income (loss)	$(1,074)	$21,500	$19,407

Basic net income (loss) per share
Continuing operations	$(.14)	$.95	$.60
Discontinued operations	.10	.03	.02
Cumulative effect of change in accounting principle	—	(.20)	—

	$(.04)	$.78	$.62

Diluted net income (loss) per share
Continuing operations	$(.14)	$.91	$.50
Discontinued operations	.10	.03	.02
Cumulative effect of change in accounting principle	—	(.19)	—

	$(.04)	$.75	$.52

Weighted average shares outstanding
Basic	27,227	27,716	31,298
Diluted	27,227	28,640	40,485

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of March 31, 2004 and 2003
(In thousands, except share data)

	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$6,369	$11,413
Accounts receivable (less allowances of $3,653 and $3,938, respectively)	19,948	24,593
Other receivables	2,821	2,954
Inventories	46,997	45,177
Prepaid expenses and other current assets	5,344	6,871
Deferred tax assets	5,887	6,761

Total current assets	87,366	97,769
Property, plant, and equipment, net	7,822	9,823
Deferred catalog expenses	1,695	1,912
Trademarks and other intangible assets	5,168	5,613
Deferred tax assets	15,263	17,595
Other assets	1,355	1,850

Total Assets	$118,669	$134,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$4,762	$1,918
Current maturities of long-term borrowings	58	11,634
Accounts payable and other current liabilities	32,787	30,596
Accrued sales returns	2,521	3,768
Income taxes payable	509	752

Total current liabilities	40,637	48,668
Long-term borrowings	15,027	18,079
Minority interest	15,793	16,578
Shareholders’ Equity:
Preferred shares – 10,000,000 shares authorized; 3,677 shares issued and outstanding,	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized; 52,310,350 and 51,981,431 shares issued; 26,630,383 and 27,413,089 shares outstanding, respectively	523	520
Capital in excess of par value	116,304	115,122
Accumulated other comprehensive losses	(83)	(104)
Accumulated deficit	(49,010)	(47,936)
Treasury stock, at cost, 25,679,967 and 24,568,342 shares, respectively	(23,832)	(19,675)

Total shareholders’ equity	47,212	51,237

Total Liabilities and Shareholders’ Equity	$118,669	$134,562

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For The Years Ended March 31, 2004, 2003, and 2002
(In thousands, except share data)

		Common Shares Issued
	Preferred	Number	Par	Treasury
	Stock	Of Shares	Value	Stock
Balance – March 31, 2001	$3,310	51,475,511	$515	$(13,192)
Purchase of treasury stock				(786)
Preferred dividend cancellation
Comprehensive income:
Net income for the year
Currency translation adjustment
Unrealized loss on securities
Comprehensive income

Balance – March 31, 2002	3,310	51,475,511	515	(13,978)
Purchase of treasury stock				(5,697)
Exercise of stock options and warrants		505,920	5
Stock based costs
Comprehensive income:
Net income for the year
Interest rate swap
Unrealized loss on securities
Comprehensive income

Balance – March 31, 2003	3,310	51,981,431	520	(19,675)
Purchase of treasury stock				(4,157)
Exercise of stock options and warrants		328,919	3
Stock based costs
Tax benefit from exercise of employee stock options
Comprehensive income:
Net income (loss) for the year
Interest rate swap
Recognition of realized losses in net loss
Unrealized loss on securities
Comprehensive income (loss)

Balance – March 31, 2004	$3,310	52,310,350	$523	$(23,832)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Capital	Accumulated Other		Total
	In excess of	Comprehensive	Accumulated	Shareholder’s
	Par Value	Losses	Deficit	Equity
Balance – March 31, 2001	$113,459	$(118)	$(88,843)	$15,131
Purchase of treasury stock				(786)
Preferred dividend cancellation	992			992
Comprehensive income:
Net income for the year			19,407	19,407
Currency translation adjustment		(1)		(1)
Unrealized loss on securities		(3)		(3)

Comprehensive income				19,403

Balance – March 31, 2002	114,451	(122)	(69,436)	34,740
Purchase of treasury stock				(5,697)
Exercise of stock options and warrants	622			627
Stock based costs	49			49
Comprehensive income:
Net income for the year			21,500	21,500
Interest rate swap		20		20
Unrealized loss on securities		(2)		(2)

Comprehensive income				21,518

Balance – March 31, 2003	115,122	(104)	(47,936)	51,237
Purchase of treasury stock				(4,157)
Exercise of stock options and warrants	281			284
Stock based costs	511			511
Tax benefit from exercise of employee stock options	390			390
Comprehensive income:
Net income (loss) for the year			(1,074)	(1,074)
Interest rate swap		(16)		(16)
Recognition of realized losses in net loss		42		42
Unrealized loss on securities		(5)		(5)

Comprehensive income (loss)				(1,053)

Balance – March 31, 2004	$116,304	$(83)	$(49,010)	$47,212

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended March 31, 2004, 2003, and 2002
(In thousands)

	2004	2003	2002
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$(3,735)	$20,660	$18,649
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest	(789)	(731)	(2,958)
Depreciation and amortization	3,375	2,968	3,426
Deferred tax expenses (benefit)	1,483	(10,957)	(7,899)
Cumulative effect of accounting change	—	5,546	—
Asset allowances, reserves, and other	128	(40)	2,449
Changes in assets and liabilities:
Accounts receivable	(66)	5,132	(3,148)
Other receivables	(47)	(363)	(1,609)
Inventories	(7,191)	(3,590)	2,512
Prepaid expenses and other current assets	1,694	(3,054)	344
Other assets	(72)	(1,198)	(235)
Accounts payable and other current liabilities	3,386	312	(2,074)
Income taxes payable	(243)	649	(378)

Net cash (used in) provided by continuing operations	(2,077)	15,334	9,079
Net cash provided by discontinued operations	2,394	91	745

Net cash provided by operating activities	317	15,425	9,824

Cash Flows from Investing Activities:
Additions to property and equipment	(257)	(512)	(692)

Net cash used by continuing operations	(257)	(512)	(692)

Proceeds from sale of ATEC	10,517	—	—
Other investing activities of discontinued operations	—	(110)	(210)

Net cash provided (used) by discontinued operations	10,517	(110)	(210)

Net cash provided (used) by investing activities	10,260	(622)	(902)

Cash Flows from Financing Activities:
Net borrowings (repayments) under line of credit facility	2,844	(9,385)	3,577
Short-term borrowings	—	11,533	—
Repayments of short-term borrowings	(11,556)	—	(30)
Purchase of preferred and common stock	(4,157)	(5,697)	(786)
Exercise of stock options and warrants	284	627	—
Litigation settlement	—	—	(98)
Long-term borrowings	146,655	123,457	123,834
Repayments of long-term borrowings	(149,691)	(143,153)	(124,178)

Net cash provided (used) by financing activities	(15,621)	(22,618)	2,319

Net increase (decrease) in cash and cash equivalents	(5,044)	(7,815)	11,241
Cash and cash equivalents at beginning of year	11,413	19,228	7,987

Cash and cash equivalents at end of year	$6,369	$11,413	$19,228

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,158	$2,184	$3,391

Cash paid for income taxes	$1,625	$1,226	$1,278

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES:

Background and Basis of Presentation

     The consolidated financial statements include the accounts of Emerson Radio Corp. (“Emerson”, consolidated — the “Company”) and its majority-owned subsidiaries, including Sport Supply Group, Inc. (“SSG”), which has been 53.2% owned since February 2002. All significant intercompany transactions and balances have been eliminated.

     The Company operates in two business segments: consumer electronics and sporting goods. The consumer electronics segment designs, sources, imports and markets a variety of consumer electronic products and licenses the “[Emerson logo]” trademark for a variety of products domestically and internationally to certain licensees. The sporting goods segment, which is operated through SSG, manufactures and markets sports related equipment and leisure products to institutional customers in the United States.

     From July 2003 through October 2003, certain of SSG’s team dealer locations were discontinued. In November 2003, SSG sold all of the issued and outstanding capital stock of it’s wholly-owned subsidiary, Athletic Training Equipment Company, Inc. (“ATEC”). Collectively, SSG refers to these as “Discontinued Operations” and accordingly, the accompanying financial statements reflect these as discontinued operations. The financial statements for fiscal 2002 through 2004 have been reclassified to reflect such discontinued results. (See Note 17)

Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

     Short-term investments with original maturities of three months or less at the time of purchase are considered to be cash equivalents.

Fair Values of Financial Instruments

     The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to short-term maturity of these financial instruments. The carrying amounts of bank debt approximate their fair values due to their variable rate interest features. The fair value of the preferred stock is based on the fair value of the common stock into which the preferred stock is convertible. The carrying value of the debentures approximates fair value.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

     The Company determines the appropriate classifications of securities at the time of purchase and evaluates the continuing appropriateness of that classification thereafter. The investments held by the Company at March 31, 2004 and 2003 were classified as “available-for-sale securities”, and are included in prepaid expenses and other current assets. Realized gains and losses are reported separately as a component of income, and unrealized gains and losses are reported separately as a component of comprehensive income. Declines in the market value of securities deemed to be other than temporary are included in earnings.

Concentrations of Credit Risk

     Certain financial instruments potentially subject the Company to concentrations of credit risk. Accounts receivable for the consumer electronics segment represent sales to retailers and distributors of consumer electronics throughout the United States and Canada. Accounts receivable for the sporting goods segment represent sales to all levels of public and private schools, colleges, universities, and military academies, municipal and governmental agencies, military facilities, churches, clubs, camps, hospitals, youth sports leagues, non-profit organizations, team dealers and certain large retail sporting goods chains. The Company periodically performs credit evaluations of its customers but generally does not require collateral. The Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The allowance for doubtful accounts was approximately $818,000, $1,243,000, and $2,945,000 as of March 31, 2004, 2003, and 2002, respectively. (See Note 14)

Property and Equipment

     Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is being computed using the straight-line method over the estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The cost of maintenance and repairs is charged to expense as incurred. Significant renewals and betterments are capitalized and depreciated over the remaining estimated useful lives of the related assets. At time of disposal, the cost and related accumulated depreciation are removed from the Company’s records and the difference between net carrying value of the asset and cash received is recorded as a gain or loss.

     Depreciation of property, plant and equipment is provided by the straight-line method as follows:

•	Buildings	Thirty years to forty years
•	Machinery and Equipment	Five years to ten years
•	Computer Equipment and Software	Three years to ten years
•	Furniture & Fixtures and Office Equipment	Five years to seven years

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets

     The Company’s long-lived assets include property and equipment and amortizable intangibles. At March 31, 2004, the Company had approximately $7,822,000 of property and equipment, net of accumulated depreciation, and approximately $5,168,000 of amortizable intangible assets, net of amortization, accounting for approximately 11.0% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposals of Long-Lived Assets”. Recoverability of assets held and used are measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Revenue Recognition

     Revenues are recognized at the time title passes to the customer. Under the Direct Import Program for the consumer electronics segment, title passes in the country of origin. Under the Domestic Program for the consumer electronics segment and the sporting goods segment, title passes primarily at the time of shipment. Estimates for possible returns are based upon historical return rates and netted against revenues. Customers in the sporting goods segment, subject to certain limitations, have the right to return product within a set period if they are not completely satisfied. In the consumer electronics segment, returns are not permitted unless defective.

Cost of Sales

     Cost of sales includes actual product cost, change in inventory reserves, duty, buying costs, the cost of transportation to the Company’s warehouses from its manufacturers, warehousing costs, and an allocation of depreciation and amortization.

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

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selling, General and Administrative Expenses

     Selling, general and administrative expenses include all operating costs of the Company that are not directly related to the cost of procuring product or costs not included in other operating costs and expenses.

Acquisition Costs

     Acquisition costs include all costs that are incurred by the Company in unsuccessful acquisition attempts. These costs are charged to operations when the potential acquisition is deemed unrealizable.

Foreign Currency

     The assets and liabilities of foreign subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Related translation adjustments are reported as a separate component of shareholders’ equity. Losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations.

     The Company does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations.

Advertising and Deferred Catalog Expenses

     Advertising expenses are charged to operations as incurred, except for production costs related to direct-response advertising activities, which are capitalized. Direct response advertising pertains to the sporting goods segment of the Company, which consists primarily of catalogs. Production and distribution costs, primarily printing and postage, associated with catalogs are amortized over twelve months which approximates average usage of the catalogs produced. Advertising and catalog amortization expenses from continuing operations, which are included in the selling, general and administrative expenses line item of the consolidated statements of operations for the fiscal 2004, 2003, and 2002 were approximately $2,979,000, $3,231,000, and $3,304,000, respectively.

Cooperative Advertising Expenses

     Cooperative advertising programs and other volume-based incentives are accounted for on an accrual basis as a reduction in net revenue according to the requirements of Emerging Issue Task Force 01-09, “Accounting for Consideration Given By a Vendor to a Customer or a Reseller of the Vendor’s Products” in the period in which the related sales are recognized. Cooperative advertising expenses were approximately $2,671,000, $4,632,000, and $2,403,000, for fiscal 2004, 2003, and 2002, respectively.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internet Expenses

     The Company expenses the operating and development costs of its Internet websites when incurred.

Income Taxes

     Deferred income taxes are provided for the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets have been recorded, net of an appropriate valuation allowance, to the extent management believes it is more likely than not that such assets will be realized. (See Note 7).

Comprehensive Income

     Comprehensive income or loss, as disclosed in the Consolidated Statements of Changes in Shareholders’ Equity, is net income or loss adjusted for changes in the fair value of hedge instruments, unrealized gains or losses on securities, and foreign currency translation adjustments.

Net Earnings Per Common Share

     Net earnings per share are based upon the weighted average number of common and common equivalent shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents when dilution results from their assumed exercise.

Stock- Based Compensation

     Emerson and SSG have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees: (“APB 25”) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Emerson and SSG have adopted the disclosure-only provisions under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). For the purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information for fiscal 2004, 2003 and 2002 is as follows:

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002
Income (loss) from continuing operations (in thousands):
As reported	$(3,735)	$26,206	$18,649
Less: Stock-based compensation Expense	(35)	(110)	(124)

Pro forma	$(3,770)	$26,096	$18,525

Income (loss) from continuing operations per common share:
Basic – as reported	$(.14)	$.95	$.60
Basic – pro forma	$(.14)	$.94	$.59
Diluted – as reported	$(.14)	$.91	$.50
Diluted – pro forma	$(.14)	$.91	$.46

	2004	2003	2002
Net income (loss) (in thousands):
As reported	$(1,074)	$21,500	$19,407
Less: Stock-based compensation Expense	(35)	(110)	(124)

Pro forma	$(1,109)	$21,390	$19,283

Net income (loss) per common share:
Basic – as reported	$(.04)	$.78	$.62
Basic – pro forma	$(.04)	$.77	$.62
Diluted – as reported	$(.04)	$.75	$.52
Diluted – pro forma	$(.04)	$.75	$.48

     Emerson’s fair values were calculated using the Black-Scholes option valuation model and the following assumptions for fiscal 2003 and 2002: (i) a risk free interest rate of 5.91%; (ii) a weighted average expected life of 10 years; (iii) an expected volatility of 98%; and (iv) no dividend yield. The weighted average fair value of employee stock options granted for the Emerson Plan in fiscal 2003, and 2002 was $0.68 and $1.18, respectively. For fiscal 2004, no options were granted by Emerson.

     SSG’s fair values, using the Black-Scholes option valuation model were calculated using the following for fiscal 2004, 2003 and 2002: (i) a risk free interest rate of 4.10%, 4.10% and 4.15%; (ii) a weighted average expected life of 3 years; (iii) an expected volatility of 36%, 36% and 39%; and (iv) a no dividend yield. The weighted average fair value of employee stock options granted for the SSG Plan in fiscal 2004, 2003, and 2002 was $0.51, $0.59 and $0.41, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Emerson’s and SSG’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Derivative Financial Instruments

     The Company accounts for its interest rate protection agreement under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 requires all derivatives to be recorded as assets or liabilities and measured at fair value. Gains or losses resulting from changes in the values of derivatives are recognized immediately or deferred, depending on the use of the derivative and whether or not it qualifies as a hedge. The Company uses a derivative financial instrument to manage its interest rate risk associated with fluctuations in interest rates on its debt. (See Note 15).

Recent Pronouncements

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which addresses how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuers. This Statement is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. We adopted this Statement as of July 1, 2003 and it did not have any material impact on our financial statements.

Reclassifications

     Certain reclassifications were made to conform prior year’s financial statements to the current presentation.

NOTE 2 — INVENTORIES:

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out for the consumer electronics segment and average cost for the sporting goods segment. As of March 31, 2004 and 2003, inventories consisted of the following:

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2004	March 31, 2003
	(In thousands)
Raw materials	$1,138	$2,095
Work-in-process	67	318
Finished	48,878	45,387

	50,083	47,800
Less inventory allowances	(3,086)	(2,623)

	$46,997	$45,177

NOTE 3 — RELATED PARTY TRANSACTIONS

     Effective March 1997, Emerson entered into a Management Services Agreement with SSG, under which each company provides various managerial and administrative services to the other company for fees at terms which reflect arms length transaction. For the fiscal years 2004, 2003, and 2002, SSG billed Emerson pursuant to the management services agreement fees of approximately $626,000, $627,000, and $539,000, respectively, while Emerson billed SSG management service agreement fees of $307,000, $320,000, and $276,000, respectively. These charges have been eliminated in consolidation, but are reflected in the segment information presented in Note 14.

NOTE 4 — PROPERTY, PLANT, AND EQUIPMENT:

     As of March 31, 2004 and 2003, property, plant, and equipment was comprised of the following:

	2004	2003
	(In thousands)
Land	$9	$9
Buildings	1,192	1,192
Computer Equipment & Software	10,248	10,737
Furniture and fixtures	1,218	1,417
Machinery and equipment	2,228	2,717
Leasehold improvements	369	379

	15,264	16,451
Less accumulated depreciation and amortization	(7,442)	(6,628)

	$7,822	$9,823

     Depreciation and amortization of property, plant, and equipment from continuing operations amounted to $2,007,000, $2,021,000, and $2,178,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. We adopted SFAS 142 effective April 1, 2002. As a result, we ceased recording amortization of goodwill on April 1, 2002.

     Goodwill was required to be tested for impairment in a transitional test upon adoption of SFAS 142 and then at least annually by reporting unit. Goodwill impairment testing must also be performed more frequently if events or other changes in circumstances indicate that goodwill might be impaired. Under the provisions of SFAS 142, a two step process is used to evaluate goodwill impairment. Under step one of the evaluation process, the carrying value of a reporting unit is compared to its fair value to determine if a potential goodwill impairment exists. If a potential goodwill impairment is identified during step one, then the amount of goodwill impairment, if any, is measured using a hypothetical purchase price allocation approach under step two of the evaluation process.

     The results of our transitional step one analysis indicated that we had a potential impairment of goodwill. In our step two analysis, the fair value of the goodwill was determined through a fair evaluation. Through this evaluation, we determined the fair value of the assets and liabilities to be the price that they could be sold for in a current arms-length transaction between willing parties. As a result of our transitional impairment testing as of April 1, 2002, we recorded a non-cash charge of $5,546,000 as a “cumulative effect of accounting change” which brought the carrying value of goodwill to $0.

     The following table presents a reconciliation of net income for the year ended March 31, 2002 as recorded, to net income as adjusted to exclude goodwill amortization. Goodwill was not amortized in the years ending March 31, 2004 and 2003.

		Basic Income	Diluted Income
	Net Income	Per Share	Per Share
As reported	$19,407	$0.62	$0.52
Add back goodwill amortization, net of tax	255	0.01	0.01

As adjusted	$19,662	$0.63	$0.53

     Other intangible assets as of March 31, 2004 consist of the amortizable assets shown below (in thousands). Trademarks relate to costs incurred in connection with the licensing agreements for the use of certain trademarks and service marks in conjunction with the sale of our products. The cost of intangible assets and related accumulated amortization are removed from our accounts during the year in which they become fully amortized.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Weighted Average
	Gross Carrying	Amortization	Accumulated	Amortization	Amortization
	Amount	Expense	Amortization	Period	Period
Amortizable Intangible Assets
Trademarks	$6,848	$267	$3,285	10-40 years	17 years
Trade names	1,130	57	171	20 years	20 years
Patents	685	98	294	7 years	7 years
Other	350	23	95	10 years	10 years

Total	$9,013	$445	$3,845

     As of March 31, 2004, estimated amortization expense of other intangible assets for each of the next five years, and thereafter, is as follows (in thousands):

2005	$445
2006	445
2007	408
2008	304
2009	207
Thereafter	3,359

$5,168

NOTE 6 — BORROWINGS:

     As of March 31, 2004 and 2003, short-term borrowings consisted of the following:

	2004	2003
	(In thousands)
Foreign bank loan (Foreign Bank Loan)	$4,762	1,918

Short-term borrowings	$4,762	$1,918

     Foreign Bank Loan - The Company’s foreign subsidiary has a banking facility with a Hong Kong bank totaling $5.0 million, which is secured by a pledged bank deposit of approximately $1.3 million. As of March 31, 2004, approximately $4.8 million was outstanding under this facility.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     As of March 31, 2004 and 2003, long-term borrowings consisted of the following:

	2004	2003
	(In thousands)
Revolver (Revolver B)	$8,000	$—
Term loan (Term Loan)	—	12,000
Notes payable under revolving line of credit (Revolver C)	6,972	17,522
Equipment notes and other	113	191

	15,085	29,713
Less current maturities	58	11,634

Long-term debt and notes payable	$15,027	$18,079

     Revolver B and Term Loan - On June 28, 2002, Emerson entered into a $40 million Loan Agreement with several U.S. financial institutions. The Loan Agreement provides for a $25 million revolving line of credit (Revolver B) and a $15 million term loan (Term Loan). Revolver B replaced Emerson’s existing $15 million senior secured facility (Revolver A as described below), and provides for revolving loans, subject to individual maximums which, in the aggregate, are not to exceed the lesser of $25 million or a “Borrowing Base” amount based on specified percentages of eligible accounts receivables and inventories. The Term Loan combined with cash earned from Emerson’s operations was used to retire all of Emerson’s 8.5% Senior Subordinated Convertible Debentures (Debentures) in the amount of $20.75 million. Revolver B loans bear interest at rates ranging from Prime plus .5% to 1.25% or, at Emerson’s election, LIBOR plus 2.00% to 2.75%, depending on certain financial covenants. The interest rate charged on the term loan ranges from Prime plus 1.0% to 1.75% or, at Emerson’s election, LIBOR plus 2.50% to 3.25%, depending on certain financial covenants, and amortizes over a three year period. At March 31, 2004, the weighted average interest rate on the outstanding borrowings was 3.73% under Revolver B and 3.75% under the Term Loan. Pursuant to the Loan Agreement, we are restricted from, among other things, paying cash dividends other than on preferred shares, repurchasing our common stock and entering into certain transactions without the lender’s prior consent and subject to certain net worth and leverage financial covenants. Amounts outstanding under the Loan Agreement are secured by substantially all of Emerson’s assets. As of March 31, 2004, no borrowing was outstanding under the Term Loan, and $12 million was outstanding as of March 31, 2003. As of March 31, 2004, $8 million was outstanding under Revolver B, and no borrowing was outstanding as of March 31, 2003. Emerson amended one of the financial covenants in its loan agreement and obtained a waiver of non-compliance with that covenant for the period ended March 31, 2004. The carrying value of the credit facility approximated its fair value at March 31, 2004 and 2003.

     Revolver C - Notes payable under a revolving line of credit (Revolver C) were issued by SSG to finance working capital requirements through October 2007. The facility provides for a $20 million revolving line of credit, and provides for revolving loans and is subject to individual maximums which, in the aggregate, cannot exceed the lesser of $20 million or a “Borrowing Base” amount based upon specified percentages of eligible accounts receivables and inventories. Amounts outstanding under the senior credit facility are secured by substantially all the assets of SSG and its subsidiaries. The weighted average interest rate on the outstanding borrowings during the years ended March 31, 2004 and 2003 were 4.0% and 4.2%, respectively. The interest rate in effect under this facility at March 31, 2004 was 4.0%. Pursuant to loan documents governing this line of credit, SSG is restricted from,

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

among other things, paying cash dividends, and entering into certain transactions without the lender’s prior consent. At March 31, 2004, SSG was in compliance with the covenants on its credit facilities. At March 31, 2004 and 2003, the carrying value of the note payable approximated its fair value.

     Revolver A - As of March 31, 2002, Emerson had an existing Loan and Security Agreement (the “Loan and Security Agreement”), which included a senior secured credit facility in the amount of $15 million with a U.S. financial institution. The facility provided for revolving loans and letters of credit, subject to individual maximums, which in the aggregate, could not exceed the lesser of $15 million or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventories. Amounts outstanding under the senior credit facility were secured by (i) substantially all of Emerson’s U.S. and Canadian assets except for trademarks, which were subject to a negative pledge covenant, and (ii) a portion of its investment in SSG. At March 31, 2002, the weighted average interest rate on the outstanding borrowings was 7.43%. The interest rate charged on this facility was the prime rate of interest plus 1.25%. Pursuant to the Loan and Security Agreement, the Company was restricted from, among other things, paying cash dividends (other than on the Series A Preferred Stock), redeeming stock in certain instances, and entering into certain transactions without the lender’s prior consent and was required to maintain certain net worth levels. As noted above, this facility was replaced by a Loan Agreement on June 28, 2002.

     Debentures - Senior Subordinated Convertible Debentures (“Debentures”), which were issued by Emerson in August 1995, were retired in the second quarter of fiscal 2003. These Debentures bore interest at the rate of 8-1/2% per annum, payable quarterly, and were subordinated to all existing and future senior indebtedness (as defined in the Indenture governing the Debentures). The Debentures were convertible into shares of Emerson’s common stock at any time prior to redemption or maturity at an initial conversion price of $3.9875 per share, subject to adjustment under certain circumstances.

     Maturities of long-term borrowings as of March 31, 2004, by fiscal year and in the aggregate are as follows (in thousands):

2005	$58
2006	8,055
2007	—
2008	6,972
2009	—
Thereafter	—

Total	15,085
Less current portion	(58)

Total long term portion	$15,027

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — INCOME TAXES:

	2004	2003	2002
	(In thousands)
Current:
Federal	$—	$—	$(160)
Foreign, state and other	667	2,018	468
Deferred:
Federal	1,843	(11,300)	(7,899)
Foreign, state and other	(360)	—	—

	$2,150	$(9,282)	$(7,591)

     Emerson files a consolidated federal return and certain state and local income tax returns.

     The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory U.S. rate of 34% to income before income taxes from continuing operations for the years ended March 31, 2004, 2003, and 2002 are analyzed below:

	2004	2003	2002
	(In thousands)
Statutory provision (recovery)	$(539)	$5,389	$4,089
Increase (decrease) in valuation allowance	1,981	(13,069)	(12,057)
Foreign income taxes	434	(1,192)	254
State taxes	662	559	372
Minority interest	(268)	(706)	(606)
Other, net	(120)	(263)	357

Total income tax (benefit)	$2,150	$(9,282)	$(7,591)

     As of March 31, 2004 and 2003, the significant components of the Company’s deferred tax assets and liabilities are as follows:

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003
	(In thousands)
Deferred tax assets:
Accounts receivable reserves	$3,405	$4,707
Inventory reserves	1,710	1,963
Net operating loss carryforwards	24,791	25,005
Other	1,248	637

Total deferred tax assets	31,154	32,312
Valuation allowance	(7,543)	(5,562)

Net deferred tax assets	23,611	26,750
Deferred tax liabilities:
Intangible assets	(578)	(415)
Investment in affiliate	(1,883)	(1,883)
Other	—	(96)

Net deferred taxes	$21,150	$24,356

     Total deferred tax assets for the consumer electronics segment at March 31, 2004 and 2003 include the tax benefit of net operating loss carry forwards subject to annual limitations (as discussed below) and future deductible temporary differences to the extent management believes it is more likely than not that such benefits will be realized.

     Total deferred tax assets for the sporting goods segment at March 31, 2004 and 2003 include the tax benefit of net operating loss carry forwards, which expire in the years 2011 through 2023. Such assets are recorded net of a valuation allowance of $ 7,543,000, to reflect the extent to which management believes it is more likely than not that such tax benefits will be realized.

     Income (loss) of foreign subsidiaries before taxes was $(2,872,000), $6,198,000, and $2,808,000 for the years ended March 31, 2004, 2003, and 2002, respectively.

     As of March 31, 2004, Emerson and its consolidated subsidiaries had a federal net operating loss carryforward of approximately $98,000,000, which will expire in the years 2006 through 2019. The utilization of these net operating losses are subject to limitations under IRC section 382. In addition, SSG has federal net operating loss carryforwards of approximately $25,500,000, which will expire in the years 2011 through 2022.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — COMMITMENTS AND CONTINGENCIES:

Leases:

     The Company leases warehouse and office space with annual commitments as follows (in thousands):

Fiscal Years	Amount
2005	$2,630
2006	2,197
2007	1,517
2008	1,234
2009	256

     Rent expense from continuing operations, which includes month-to-month leases, aggregated $3,228,000, $3,051,000, and $3,045,000 for fiscal 2004, 2003, and 2002, respectively.

Letters of Credit:

     There were no letters of credit outstanding under the Loan Agreement (See Note 6) as of either March 31, 2004 or 2003. The Company’s foreign subsidiaries also currently maintain various credit facilities aggregating $82.5 million with banks in Hong Kong subject to annual review consisting of the following: (i) two letter of credit facilities totaling $12.5. These facilities are used for inventory purchases and require us to pledge approximately $3.0 million for such availability and (ii) four back-to-back credit facilities totaling $70 million of which one facility requires a compensating cash balance of $1.5 million. These four back-to-back letters of credit are for the benefit of our foreign subsidiaries, which is for the establishment of back-to-back letters of credit with the Company’s customers. At March 31, 2004, there were $9.1 million and $5.2 million of letters of credit outstanding under these credit facilities. A credit facility requires a net worth covenant of the foreign subsidiary, which the Company was in compliance with at March 31, 2004.

Capital Expenditure and Other Commitments:

     As of March 31, 2004, there were no material capital expenditure commitments and there were no substantial commitments for purchase orders outside the normal purchase orders used to secure product for either segment.

Employee Benefit Plan:

     The Company currently sponsors defined contribution 401(k) retirement plans which are subject to the provisions of ERISA. Under the consumer electronics segment plan, Emerson matches a percentage of the participants’ contributions up to a specified amount. Under the sporting goods segment plan, SSG has not matched a percentage of the participant’s contributions for the last three fiscal years. The combined contributions to the plans for fiscal 2004, 2003 and 2002 were $103,000, $72,000, and $56,000, respectively.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — STOCK BASED COMPENSATION:

Consumer Electronics Segment:

     In July 1994, Emerson adopted a Stock Compensation Program (“Program”). The maximum aggregate number of shares of common stock available pursuant to the Program is 2,000,000 shares and the Program is comprised of four parts — the Incentive Stock Option Plan, the Supplemental Stock Option Plan, the Stock Appreciation Rights Plan and the Stock Bonus Plan. A summary of transactions during the last three years is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding – March 31, 2001	1,488,334	$1.04
Granted	26,000	1.50
Canceled	(13,334)	1.00

Outstanding – March 31, 2002	1,501,000	1.05
Exercised	(366,397)	1.00
Canceled	(75,000)	1.00

Outstanding – March 31, 2003	1,059,603	1.07
Exercised	(277,269)	1.00
Canceled	—	—

Outstanding – March 31, 2004	782,334	$1.09

Exercisable at March 31, 2004	773,666	$1.09

     The following table provides additional information as to the options outstanding under the Stock Compensation Program as of March 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted
		Average	Average		Weighted
Range of	Amount	Remaining	Exercise	Amount	Average
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Exercise Price
$1.00 - $1.00	156,334	5.1	$1.00	156,334	$1.00
$1.10 - $1.10	600,000	0.3	1.10	600,000	1.10
$1.50 - $1.50	26,000	7.0	1.50	17,332	1.50

	782,334	1.4	1.09	773,666	1.09

     Subject to the terms set forth in each option agreement, generally, the term of each option is ten years, except for options issued to any person who owns more than 10% of the voting power of all classes of capital stock, for which the term is five years. Unless otherwise provided, options may not be exercised during the first year after the date of the grant. Thereafter, each option becomes exercisable on a pro rata basis on

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each of the first through third anniversaries of the date of the grant. The exercise price of options granted must be equal to, or greater than the fair market value of the shares on the date of the grant, except that the option price with respect to an option granted to any person who owns more than 10% of the voting power of all classes of capital stock shall not be less than 110% of the fair market value of the shares on the date of the grant. As of March 31, 2004, there were a total of 782,334 options outstanding with exercise prices ranging from $1.00 per share to $1.50 per share. As of March 31, 2004, 773,666 of the total options outstanding were fully vested with 8,668 options vesting through April 2004. At March 31, 2004, 2003 and 2002, the weighted average exercise price of exercisable options under the Program was $1.09, $1.07 and $1.05, respectively.

     In October 1994, Emerson’s Board of Directors adopted, and the stockholders subsequently approved, the 1994 Non-Employee Director Stock Option Plan. The maximum number of shares of Common Stock available under such plan is 300,000 shares. A summary of transactions under the plan for the three years ending March 31, 2004 is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding: March 31, 2001, and March 31, 2002	175,000	$1.00
Exercised	(41,667)	1.00

Outstanding: March 31, 2003	133,333	1.00
Exercised	(8,333)	1.00

Outstanding – March 31, 2004	125,000	$1.00

Exercisable at March 31, 2004	125,000	$1.00

     The following table provides additional information as to the options outstanding under the Non-Employee Director Stock Option Plan as of March 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted
		Average	Average		Weighted
	Amount	Remaining	Exercise	Amount	Average
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Exercise Price
$1.00 - $1.00	125,000	2.6	$1.00	125,000	$1.00

	125,000	2.6	1.00	125,000	1.00

     All options granted under the Non-Employee director Stock Option Plan during the fiscal years ending March 31, 2002, 2003 and 2004 were at exercise prices equal to or greater than the fair market value of Emerson’s stock on the date of the grant.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The provisions for the 1994 Non-Employee Director Stock Option Plan for exercise price, term and vesting schedule are, for the most part, the same as noted above for the Stock Compensation Program.

Sporting Goods Segment:

     SSG has a stock option plan that provides up to 2,000,000 shares of common stock for awards of incentive and non-qualified stock options to directors and employees (the “SSG Plan”). Under the SSG Plan, the exercise price of options will not be less than: the fair market value of the common stock at the date of grant; or not less than 110% of the fair market value for incentive stock options granted to certain employees, as more fully described in the Amended and Restated Stock Option Plan. Options expire ten years from the grant date, or five years from the grant date for incentive stock options granted to certain employees, or such earlier date as determined by the Board of Directors of SSG (or a Stock Option Committee comprised of members of the Board of Directors).

     A summary of transactions under the SSG Plan for the fiscal year ending March 31, 2004 is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding – March 31, 2001	906,929	$7.65
Granted	29,375	1.30
Canceled	(10,125)	8.09

Outstanding – March 31, 2002	926,179	7.45
Granted	19,375	1.69
Canceled	(637,112)	7.64

Outstanding – March 31, 2003	308,442	6.70
Granted	11,250	1.73
Canceled	(77,875)	6.38

Outstanding – March 31, 2004	241,817	$6.57

Exercisable at March 31, 2004	235,150	$6.70

     The following table provides additional information as to the options outstanding under the SSG Plan as of March 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted
		Average	Average		Weighted
	Amount	Remaining	Exercise	Amount	Average
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Exercise Price
$0.95 - $2.00	49,375	8.39	$1.52	42,708	$1.49
$6.13 - $7.50	77,192	4.22	7.04	77,192	7.04
$7.88 - $9.44	115,250	5.21	8.41	115,250	8.41

	241,817	5.21	6.57	235,150	$6.70

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     All options granted under the SSG Plan during the fiscal year ending March 31, 2004 were at exercise prices equal to or greater than the fair market value of SSG’s stock on the date of the grant.

NOTE 10 — SHAREHOLDER’S EQUITY:

Common Shares:

     Authorized common shares consists of 75,000,000 shares of common shares, par value $.01 per share, of which, 26,630,383 and 27,413,089 shares were outstanding as of March 31, 2004 and 2003, respectively. Shares held in treasury at March 31, 2004, and 2003 were 25,679,967 and 24,568,342, respectively.

Common Stock Repurchase Program:

     In January 2000, September 2001 and September 2003, Emerson’s Board authorized share repurchase programs for 5,000,000 shares, 1,000,000 shares, and 2,000,000 shares, respectively. In fiscal 2004, the Company repurchased 1,111,625 shares for $4,157,000. In fiscal 2003, the Company repurchased 159,300 shares for $197,000, and in fiscal 2002 repurchased 177,500 shares for $236,000, pursuant to the programs. The shares were repurchased in open market transactions within guidelines set forth by Rule 10b-18 of the Securities and Exchange Act of 1934 and were funded by working capital.

Series A Convertible Preferred Stock:

     The Company has issued and outstanding 3,677 shares of Series A Convertible Preferred Stock, (“Preferred Stock”) $.01 par value, with a face value of $3,677,000, which had no market value as of March 31, 2004. Effective March 31, 2002 the conversion feature of the Preferred shares expired. Dividends accrued through March 31, 2002 were reversed into shareholder’s equity. The Preferred Stock is non-voting and was convertible into Common Stock through March 31, 2002, at a price per share of Common Stock equal to 80% of the defined average market value of a share of Common Stock on the date of conversion. Effective March 31, 2001, dividends were no longer accrued on these shares.

Warrants:

     On August 1, 2002, in connection with a consulting agreement, Emerson granted 200,000 warrants with an exercise price of $2.20, of which 100,000 warrants vested after six months and 100,000 warrants vested one year from date of grant. The warrants were valued using the Black-Scholes option valuation model and were charged to earnings over the related service period of the consulting agreement with approximately $420,000 and $49,000 being charged to operations for fiscal 2004 and 2003, respectively. During February 2003, 100,000 of these warrants were exercised, and accordingly the Company issued 100,000 shares of common stock. In November 2003, the remaining

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(Continued)

100,000 of these warrants were exercised under a cashless exercise and 45,544 shares of common stock were issued.

     On October 7, 2003, in connection with a consulting arrangement, Emerson granted 50,000 warrants with an exercise price of $5.00 per share. These warrants were valued using the Black-Scholes option valuation model, which resulted in $90,500 being charged to earnings during fiscal 2004. As of March 31, 2004, these warrants had not been exercised.

     The warrants listed above were issued in transactions not involving a public offering and exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

NOTE 11 — NET EARNINGS PER SHARE:

     The following table sets forth the computation of basic and diluted earnings per share for the years ended March 31, 2004, March 31, 2003, and March 31, 2002:

(In thousands, except per share amount)

	2004	2003	2002
Numerator:
Net earnings (loss) before discontinued operations and cumulative effect of change in accounting principle — for basic and diluted earnings per shares	$(3,735)	$26,206	$18,649

Denominator:
Denominator for basic earnings per share – weighted average shares	27,227	27,716	31,298
Effect of dilutive securities:
Preferred shares	—	—	3,531
Options	—	924	452
Convertible debentures	—	—	5,204

Denominator for diluted earnings per share – weighted average shares and assumed conversions	27,227	28,640	40,485

Basic earnings (loss) per share
Continuing operations	$(.14)	$.95	$.60
Discontinued operations	.10	.03	.02
Cumulative effect of change in accounting principle	—	(.20)	—

Basic earnings (loss) per share	$(.04)	$.78	$.62

Diluted earnings (loss) per share
Continuing operations	$(.14)	$.91	$.50
Discontinued operations	.10	.03	.02
Cumulative effect of change in accounting principle	—	(.19)	—

Diluted earnings (loss) per share	$(.04)	$.75	$.52

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(Continued)

NOTE 12 — LICENSE AGREEMENTS:

     Emerson has several license agreements that allow licensees to use its trademarks for the manufacture and/or the sale of consumer electronics and other products and are referred to as outbound licenses. These license agreements (i) allow the licensee to use Emerson’s trademarks by a specific product category, or by a specific geographic area that primarily includes some or all of the countries located in North America, South America, Mexico and parts of Europe, or by a specific customer base, or by any combination of the above, or any other category that might be defined in the license agreement, (ii) may be subject to renewal at the initial expiration of the agreements and are governed by the laws of the United States and (iii) have expiration dates ranging from November 2004 through January 2007. License revenues recognized and earned in fiscal 2004, 2003, and 2002 were approximately $10,973,000, $10,388,000, and $6,952,000, respectively. Emerson records licensing revenues as earned over the term of the related agreements.

     Effective January 1, 2001, Emerson entered into a license agreement (“Video License Agreement”) with Funai Corporation, Inc. (“Funai”), which was amended to extend the Video License Agreement to December 31, 2005. The Video License Agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the “[Emerson logo]” trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, Emerson will receive non-refundable minimum annual royalty payments of $4.3 million each calendar year and a license fee on sales of product subject to the Video License Agreement in excess of the minimum annual royalties. During fiscal 2004, 2003 and 2002, revenues of $8,759,000, $8,520,000 and $5,624,000 respectively, were recorded under this agreement.

NOTE 13— LEGAL PROCEEDINGS:

Putative Class Actions

     Between September 4, 2003 and October 30, 2003, several putative class action lawsuits were filed in the United States District Court for the District of New Jersey against Emerson and Mssrs. Geoffrey Jurick, Kenneth Corby and John Raab (the “Individual Defendants”) on behalf of purchasers of our publicly traded securities who bought shares between January 29, 2003 and August 12, 2003 (the “Class Period.”) On December 17, 2003, the Court entered a Joint Stipulation and Order consolidating these putative class actions under the caption In Re Emerson Radio Corp. Securities Litigation, 03cv4201 (JLL) (the “Consolidated Action.”) Further to that Stipulation and Order, lead plaintiff was appointed and co-lead counsel and co-liaison counsel were approved by the Court in the Consolidated Action. Consistent with the Stipulation and Order, the plaintiffs filed an Amended Consolidated Complaint (the “Amended Complaint”) that, among other things, added Jerome Farnum, one of Emerson’s directors, as a defendant in the litigation.

     Generally, the Amended Complaint alleges that Emerson and the Individual Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated there under, by (i) issuing certain positive statements during the Class Period regarding Emerson’s

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(Continued)

ability to replace lost revenues attributable to our Hello Kitty® license and (ii) omitting to disclose that Emerson suffered allegedly soured relationships with its largest retail customers. The Amended Complaint further alleges that these statements were materially false and misleading when made because Emerson allegedly misrepresented and omitted certain adverse facts which then existed and disclosure of which was necessary to make the statements not false and misleading. Emerson, and the Individual Defendants intend to defend the lawsuit vigorously.

Other Matters

     The Company is a party to various other litigation matters, in most cases involving ordinary and routine claims incidental to its business. The Company cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, The Company believes, based on its examination of such matters, that its ultimate liability will not have a material adverse effect on its financial position, results or operations or cash flows.

NOTE 14 —BUSINESS SEGMENT INFORMATION AND MAJOR CUSTOMERS:

     The Company has two business segments, the consumer electronics business and the sporting goods segment. Operations in these business segments are summarized below by geographic area (in thousands):

	Year Ended March 31, 2004
	U.S.	Foreign	Consolidated
Sales from external customers – consumer electronics	$172,720	$7,187	$179,907
Sales from external customers – sporting goods	83,558	309	83,867

Total sales from external customers	$256,278	$7,496	$263,774

Income (loss) before income taxes and cumulative effect of change in accounting principle – consumer electronics	$2,867	$(104)	$2,763
Loss before income taxes and cumulative effect of change in accounting principle – sporting goods	(4,348)	—	(4,348)

Total loss before income taxes and cumulative effect of change in accounting principle	$(1,481)	$(104)	$(1,585)

Identifiable assets – consumer electronics	$62,288	$9,688	$71,976
Identifiable assets – sporting goods	46,602	—	46,602

Total identifiable assets	$108,890	$9,688	$118,578

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(Continued)

	Year Ended March 31, 2003
	U.S.	Foreign	Consolidated
Sales from external customers – consumer electronics	$240,580	$4,587	$245,167
Sales from external customers — sporting goods	84,891	257	85,148

Total sales from external customers	$325,471	$4,844	$330,315

Income (loss) before income taxes and cumulative effect of change in accounting principle – consumer electronics	$19,343	$(17)	$19,326
Loss before income taxes and cumulative effect of change in accounting principle – sporting goods	(2,402)	—	(2,402)

Total income (loss) before income taxes and cumulative effect of change in accounting principle	$16,941	$(17)	$16,924

Identifiable assets – consumer electronics	$60,375	$9,504	$69,879
Identifiable assets – sporting goods	64,683	—	64,683

Total identifiable assets	$125,058	$9,504	$134,562

	Year Ended March 31, 2002
	U.S.	Foreign	Consolidated
Sales from external customers – consumer electronics	$208,127	$4,320	$212,447
Sales from external customers – sporting goods	84,137	591	84,728

Total sales from external customers	$292,264	$4,911	$297,175

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(Continued)

Income (loss) before income taxes and cumulative effect of change in accounting principle – consumer electronics	$15,400	$(1)	$15,399
Loss before income taxes and cumulative effect of change in accounting principle – sporting goods	(4,341)	—	(4,341)

Total income (loss) before income taxes and cumulative effect of change in accounting principle	$11,059	$(1)	$11,058

Identifiable assets – consumer electronics	$46,395	$22,137	$68,532
Identifiable assets – sporting goods	67,307	—	67,307

Total identifiable assets	$113,702	$22,137	$135,839

     Identifiable assets are those assets used in operations in each geographic area. In addition to operating assets, at March 31, 2004, 2003, and 2002, there were non-operating assets of $11,437,000, $9,492,000 and $9,136,000, respectively, located in foreign countries.

     The Company’s net sales to one customer aggregated approximately 25%, 25% and 23% of consolidated net revenues for the years ended March 31, 2004, 2003, and 2002, respectively. The Company’s net sales to another customer aggregated 15%, 17%, and 20% for the years ended March 31, 2004, 2003, and 2002, respectively. The trade accounts receivable balance of both customers, net of specific reserves was not material as of March 31, 2004. The Company’s net sales to a third customer, a customer that filed for voluntary bankruptcy protection in fiscal 2002, that has since emerged from bankruptcy, aggregated 4%, 12%, and 7% for the years ended March 31, 2004, 2003 and 2002. The trade accounts receivable balance, net of specific reserves for the third customer, approximated 4% and 5%, of consolidated trade accounts receivable as of March 31, 2004 and 2003. The Company has policies and procedures to limit its credit risk related to this and other customers.

NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS:

     As of March 31, 2003, the Company had outstanding an interest swap agreement that converts $10 million of its variable rate Loan Agreement to a fixed rate instrument through 2004. This swap agreement was designated as a cash flow hedge and the change in fair value of the hedge is recorded in other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affected earnings. During fiscal 2003, the Company recorded a charge of approximately $100,000 related to a portion of the cash flow hedge. Subsequent to March 31, 2003, the Company terminated the interest rate swap agreement.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(Continued)

NOTE 16 — QUARTERLY INFORMATION (UNAUDITED):

     The following table sets forth certain information regarding the Company’s results of operations for each full quarter within the fiscal years ended March 31, 2004 and March 31, 2003, with amounts in thousands, except for per share data. Due to rounding, quarterly amounts may not fully sum to yearly amounts. (In thousands, except per share data).

Consolidated Statement	Fiscal 2004				Fiscal 2003
Of Operations	1st Qrt	2nd Qrt	3rd Qrt	4th Qrt	1st Qrt	2nd Qrt	3rd Qrt	4th Qrt
Net revenues	$54,171	$78,873	$76,345	$54,385	$79,259	$110,674	$86,553	$53,829
Operating income (loss)	(31)	2,087	907	(3,995)	5,238	8,612	4,418	417
Income (loss ) before income taxes and cumulative effect of changes in accounting principle	(507)	1,823	313	(3,214)	4,355	7,816	5,116	(363)
Income (loss) from continuing operations	(440)	781	(340)	(3,736)	2,454	5,666	3,186	14,900
Income (loss) from Discontinued operations	(5)	(100)	3,153	(387)	206	286	92	256
Cumulative effect of change in accounting principle	—	—	—	—	(5,546)	—	—	—

Net income (loss)	(445)	681	2,813	(4,123)	(2,886)	5,952	3,278	15,156

Basic net income (loss) Per share :
Income (loss) continuing Operations	$(.02)	$.03	$(.01)	$(.14)	$.08	$.21	$.12	$.54
Discontinued Operations	—	(.01)	.11	(.01)	.01	.01	—	.01
Cumulative effect of change in accounting principle	—	—	—	—	(.19)	—	—	—

	$(.02)	$.02	$.10	$(.15)	$(.10)	$.22	$.12	$.55

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(Continued)

Consolidated Statement	Fiscal 2004				Fiscal 2003
Of Operations	1st Qrt	2nd Qrt	3rd Qrt	4th Qrt	1st Qrt	2nd Qrt	3rd Qrt	4th Qrt
Diluted net income (loss) per share:
Income (loss) continuing Operations	$(.02)	$.03	$(.01)	$(.14)	$.08	$.20	$.12	$.52
Discontinued Operations	—	(.01)	.11	(.01)	.01	.01	—	.01
Cumulative effect of change in accounting principle	—	—	—	—	(.16)	—	—	—

	$(.02)	$.02	$.10	$(.15)	$(.07)	$.21	$.12	$.53

Weighted average shares Outstanding – basic	27,416	27,560	27,189	26,741	29,444	26,948	27,134	27,349
Weighted average shares Outstanding – diluted	27,416	28,428	27,189	26,741	35,025	27,951	28,274	28,526

     The first quarter of fiscal 2003 was restated as a result of the Company’s adoption of SFAS No. 142 and reflects the non-cash charge of approximately $5.5 million to reduce the carrying value of goodwill. See Note 5 – Goodwill and Other Intangible Assets of Notes to the Consolidated Financial Statements for further information. During the fourth quarter of fiscal 2004, management continued to review its various reserves and expense accruals. As a result of such review, the consumer electronics segment recorded an additional deferred tax provision of $550,000. In addition, the sporting goods segment recorded an increase in inventory reserves totaling $998,000, $335,000 of which related to discontinued operations, accruals related to bankrupt freight carriers of $478,000, allowances for uncollectable trade receivables of $297,000, and professional fees of $303,000.

NOTE 17 – DISCONTINUED OPERATIONS:

     From July 2003 through October 2003, certain of SSG’s team dealer locations were discontinued. In November 2003, SSG sold all of the issued and outstanding capital stock of ATEC. These closures and sales of assets, and related discontinued operations resulted in income, net of tax, of approximately $2.7 million for the fiscal year ended March 31, 2004. On November 18, 2003, SSG sold all of the issued and outstanding capital stock of ATEC, resulting in a net gain of approximately $3.8 million, after a related deferred income tax charge of $2.2 million. The results of these transactions are included in discontinued operations in the accompanying Consolidated Statement of Operations for the fiscal year ended March 31, 2004. The financial statements for fiscal 2002 and 2003 have been reclassified to reflect such discontinued results on a comparable basis.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(Continued)

     The following table summarizes the results of these discontinued operations, net of related income taxes, as applicable (in thousands).

	2004	2003	2002
Net revenues–ATEC	$6,184	$10,189	$9,763
Net revenues–Team Dealers	3,043	7,280	9,110

Net revenues — Total	9,227	17,469	18,873

Income from operations – ATEC	478	1,630	1,386
Loss from operations – Team Dealers	(724)	(790)	(628)
Loss on sale of Team Dealers	(885)	—	—
Gain on sale of ATEC, net of tax	3,792	—	—

Total discontinued operations, net	$2,661	$840	$758

     The following table summarizes the balance sheet of these discontinued operations as of March 31, 2003 (in thousands).

March 31, 2003
Current assets	$10,606
Total assets	11,032
Current liabilities	2,741
Total liabilities	2,758
Total shareholders equity	8,274

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     As previously reported in a Form 8-K dated April 2, 2004, on March 31, 2004, we retained the services of BDO Seidman LLP as our independent auditors to replace our former independent auditors, Ernst & Young LLP. This engagement and replacement was approved by our Audit Committee. During our two most recent fiscal years, and any subsequent interim period prior to March 31, 2004, we did not consult with BDO Seidman LLP regarding any matters noted in Items 304(a) of Regulation S-K. BDO Seidman LLP has provided tax services to us during the fiscal years ending March 31, 2002, 2003 and 2004 and is expected to continue to provide such services to us.

     There have been no “disagreements” within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any events of the type listed in Item 304(a)(1)(v)(A) through (D) of Regulation S-K, involving Ernst & Young that occurred within our two most recent fiscal years and the interim period prior to March 31, 2004. Ernst & Young’s reports on our financial statements for the past two fiscal years did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     We provided Ernst & Young with a copy of the disclosures made pursuant to the Form 8-K (which disclosures are consistent with the disclosures noted above) and Ernst & Young furnished the Company with a letter addressed to the Commission stating that it agrees with the statements made by the Company in the Form 8-K filing, a copy of which was filed as an exhibit to the Form 8-K.

Item 9A. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before July 29, 2004.

Item 11. EXECUTIVE COMPENSATION

     The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before July 29, 2004.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before July 29, 2004.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before July 29, 2004.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before July 29, 2004.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules. See Item 8

(b)	Reports on Form 8-K – During the three month period ended March 31, 2004, the following Form 8-Ks were filed:

Current report on Form 8-K, dated February 19, 2004, furnishing the press release announcing the Company’s financial results for the third quarter ended December 31, 2004.

Current report on Form 8-K, dated April 2, 2004, announcing the change in the Company’s Certifying Accountant.

(c)	Exhibits

Exhibit Number
3.1	Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

3.2	Amended and Restated Certificate of Incorporation of Sport Supply Group, Inc. (incorporated by reference to Exhibit 4.1 of Sport Supply’s Registration Statement on Form S-8, Registration No. 33-80028).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sport Supply Group, Inc. (incorporated by reference to Exhibit 4.1 of Sport Supply’s Registration Statement on Form S-8, Registration No. 33-80028).

3.4	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit (3) (b) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

3.5	Amendment dated February 14, 1996 to the Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.6	By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (e) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

3.7	Amendment dated November 28, 1995 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.8	Amended and Restated Bylaws of Sport Supply Group, Inc. (incorporated by reference to Exhibit 3.2 of Sport Supply’s Annual Report on Form 10-K for the year ended November 1, 1996).

10.4	Stipulation of Settlement and Order dated June 11, 1996 by and among the Official Liquidator of Fidenas International Bank Limited, Petra Stelling, Barclays Bank PLC, the Official Liquidator of Fidenas Investment Limited, Geoffrey P. Jurick, Fidenas International Limited, L.L.C., Elision International, Inc., GSE Multimedia Technologies Corporation and Emerson. (incorporated by reference to Exhibit 10(af) of Emerson’s Annual Report on Form 10-K for the year ended March 31, 1996.)

10.5	Pledge Agreement dated as of February 4, 1997 by Fidenas International Limited, L.L.C. (“FIN”) in favor of TM Capital Corp. (incorporated by reference to Exhibit (10) (a) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

10.6	Registration Rights Agreement dated as of February 4, 1997 by and among Emerson, FIN, the Creditors, FIL and TM Capital Corp. (incorporated by reference to Exhibit (10) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

10.7	Securities Purchase Agreement dated as of November 27, 1996, by and between Sport Supply Group, Inc. (“SSG”) and Emerson (incorporated by reference to Exhibit (2)(a) of Emerson’s Current Report on Form 8-K dated November 27, 1996).

10.9	Form of Registration Rights Agreement by and between SSG and Emerson (incorporated by reference to Exhibit (4)(b) of Emerson’s Current Report on Form 8-K dated November 27, 1996).

10.12	License Agreement effective as of January 1, 2001 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10) (z) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.12.1	First Amendment to License Agreement dated February 19, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.1) of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2002).

10.12.2	Second Amendment to License Agreement effective August 1, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.2) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.12.3	Third Amendment to License Agreement effective February 18, 2004 by and between Funai Corporation and Emerson. *

10.13	Second Lease Modification dated as of May 15, 1998 between Hartz Mountain, Parsippany and Emerson (incorporated by reference to Exhibit (10) (v) of Emerson’s Annual Report on Form 10-K for the year ended April 3, 1998).

10.13.1	Third Lease Modification made the 26 day of October, 1998 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended October 2, 1998).

10.13.2	Fourth Lease Modification made the 12th day of February, 2003 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10.13.2) of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.14.1	Purchasing Agreement, dated March 5, 1999, between AFG-Elektronik GmbH and Emerson Radio International Ltd. (incorporated by reference to Exhibit (10) (aa) of Emerson’s Annual Report on Form 10-K for the year ended April 2, 1999).

10.15	Second Amendment to Lease made the 10th day of June, 2004 between ProLogis and Sport Supply Group, Inc. *

10.16	Letter of Employment for Patrick Murray, dated May 3, 2001 (incorporated by reference to Exhibit 10.16 of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2001).

10.17	Form of Indemnification Agreement entered into between Sport Supply and each of the directors of Sport Supply and Sport Supply’s General Counsel (incorporated by reference to Exhibit 10.3 of Sport Supply’s Registration Statement on Form S-1, Registration No. 33-39218).

10.18	Sport Supply Group, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.1 of Sport Supply’s Registration Statement on Form S-1, Registration No. 33-27193).

10.19	Assignment and Assumption Agreement, dated to be effective as of February 28, 1992, by and between Aurora and Sport Supply Group, Inc. (incorporated by reference to Exhibit 10.27 of Sport Supply’s Annual Report on Form 10-K for the year ended 1991).

10.21	License Agreement, dated as of September 23, 1991, by and between Proacq Corp. and Sport Supply Group, Inc. (incorporated by reference to Exhibit 10.17 of Sport Supply’s Annual Report on Form 10-K for the year ended 1991).

10.22	Sport Supply Group Employees’ Savings Plan dated June 1, 1993 (incorporated by reference to Exhibit 10.27 of Sport Supply’s Annual Report on Form 10-K for the year ended 1993).

10.23	Management Services Agreement dated July 1, 1997 to be effective as of March 7, 1997 by and between Sport Supply Group, Inc. and Emerson (incorporated by reference to Exhibit 10.2 of Sport Supply’s Quarterly Report on Form 10-Q for the quarter ended August 1, 1997 ).

10.26	Employment between Emerson Radio Corp. and John J. Raab, effective as of September 1, 2001 (incorporated by reference to Exhibit 10.26 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.26.1	Employment Agreement between Emerson Radio Corp. and Elizabeth J. Calianese McPartland, effective as of September 1, 2001 (incorporated by reference to Exhibit 10.26.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.26.2	Letter re Employment Agreement between Emerson Radio Corp., Emerson Radio International Ltd., Emerson Radio (Hong Kong) Limited and Geoffrey P. Jurick, effective as of September 1, 2001 (incorporated by reference to Exhibit 10.26.2 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.26.3	Employment Agreement between Emerson Radio Corp. and Kenneth A. Corby, effective as of September 1, 2001 (incorporated by reference to Exhibit 10.26.3 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

10.27	Revolving Credit and Term Loan Agreement dated June 28, 2002 among Emerson Radio Corp., Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd., and Emerson Radio International Ltd. Jointly and Severally, and PNC Bank, National Association (incorporated by reference to Exhibit 10.27 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

10.27.1	Amendment to Revolving Credit and Term Loan Agreement (Number One) dated November 7, 2003 among Emerson Radio Corp., Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd., and Emerson Radio international Ltd. Jointly and Severally, and PNC Bank, National Association (incorporated by reference to Exhibit 10.27.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.27.2	Amendment to Revolving Credit and Term Loan Agreement (Number Two) dated December 31, 2003 among Emerson Radio Corp., Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd., and Emerson Radio international Ltd. Jointly and Severally, and PNC Bank, National Association (incorporated by reference to Exhibit 10.27.2 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.28	Common Stock Purchase Warrant Agreement entered into on August 1, 2002 by and between Emerson Radio Corp. and Further Lane Asset Management LP (incorporated by reference to Exhibit 10.28 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.28.1	Form of Common Stock Warrant Agreement entered into on October 7, 2003 by and between Emerson Radio Corp. and Ladenburg Thalmann & Co., Inc. (incorporated by reference to Exhibit 10.28.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.29	Separation Agreement dated September 15, 2003 between SSG and John P. Walker (incorporated by reference to Exhibit 10.1 of Sport Supply’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2003).

10.35	Loan and Security Agreement dated March 27, 2001 by and between Sport Supply Group, Inc. and Congress Financial Corporation (incorporated by reference to Exhibit 10.29 of Sport Supply’s Annual Report on Form 10-K for the year ended March 30, 2001).

10.35.1	First Amendment to the Loan and Security Agreement dated October 1, 2002 by and Between Sport Supply Group, Inc. and Congress Financial Corporation (incorporated by reference to Exhibit 10.2 of Sport Supply’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2002).

10.35.2	Second Amendment to Loan and Security Agreement dated June 27, 2003 by and between Sport Supply Group, Inc. and Congress Financial Corporation (incorporated by reference to Exhibit 10.1 of Sport Supply’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2003).

10.35.3	Third Amendment to Loan and Security Agreement dated November 6, 2003 by and between Sport Supply Group, Inc. and Congress Financial Corporation (incorporated by reference to Exhibit 10.4 of Sport Supply’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2003).

10.35.4	Fourth Amendment to Loan and Security Agreement dated December 29, 2003 by and between Sport Supply Group, Inc. and Congress Financial Corporation (incorporated by reference to Exhibit 10.1 of Sport Supply’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2003).

10.35.5	Fifth Amendment to Loan and Security Agreement dated February 19, 2004 by and between Sport Supply Group, Inc. and Congress Financial Corporation. *

14.1	Code of Ethics for Senior Financial Officers. *

21.1	Subsidiaries of the Company as of March 31, 2004. *

23.1	Consent of Independent Registered Public Accounting Firm – BDO Seidman, LLP. *

23.2	Consent of Independent Registered Public Accounting Firm – Ernst & Young, LLP. *

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERSON RADIO CORP.

	By: /s/	Geoffrey P. Jurick
Geoffrey P. Jurick
Chairman of the Board
Dated: June 28, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Geoffrey P. Jurick Geoffrey P. Jurick	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	June 28, 2004
/s/ Kenneth A. Corby Kenneth A. Corby	Executive Vice President, Chief Financial Officer (Principal Finance and Accounting Officer)	June 28, 2004
/s/ Robert H. Brown, Jr. Robert H. Brown, Jr.	Director	June 28, 2004
/s/ Peter G. Bünger Peter G. Bünger	Director	June 28, 2004
/s/ Jerome H. Farnum Jerome H. Farnum	Director	June 28, 2004
/s/ Stephen H. Goodman Stephen H. Goodman	Director	June 28, 2004

EMERSON RADIO CORP. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Column A	Column B	Column C	Column D		Column E
	Balance at	Charged to			Balance
	Beginning	Costs and			at end of
Description	of year	Expenses	Deductions		year (B)
Allowance for doubtful accounts/chargebacks:
Year ended:
March 31, 2004	$1,645	$849	$1,210	(A)	$1,284	(C)
March 31, 2003	2,960	2,546	3,861	(A)	1,645
March 31, 2002	3,015	1,543	1,598	(A)	2,960
Sales Return reserves:
Year ended:
March 31, 2004	$6,061	$14,619	$15,650		$5,030
March 31, 2003	6,072	16,470	16,481		6,061
March 31, 2002	6,369	15,266	15,563		6,072

(A)	Accounts written off, net of recoveries.

(B)	Sales return reserves amounts include related accrued sales returns of $2,521,000, $3,768,000 and $3,817,000, for fiscal 2004, 2003 and 2002, respectively, which are not presented as part of the accounts receivable disclosed as "allowances" on the Consolidated Balance Sheets.

(C)	At March 31, 2004, $140,000 relates to SSG discontinued operations which is not included in the allowance for doubtful accounts/chargebacks.