Form 10-Q
period 2004-06-30
EMERSON RADIO CORP
filed 2004-08-09
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                          to

Commission file number 0-25226

EMERSON RADIO CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	22-3285224

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Entin Road Parsippany, New Jersey	07054

(Address of principal executive offices)	(Zip code)

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

     Indicate the number of shares outstanding of common stock as of July 23, 2004: 27,037,608.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except earnings per share data)

	Three Months Ended
	June 30, 2004	June 30, 2003
Net revenues	$72,930	$54,171
Costs and expenses:
Cost of sales	57,034	42,967
Other operating costs and expenses	1,553	1,256
Selling, general & administrative expenses	10,763	9,318
Acquisition costs	(71)	643
Stock based costs	—	18

	69,279	54,202

Operating income (loss)	3,651	(31)
Interest expense, net	294	422
Minority interest in net income of consolidated subsidiary	(606)	(54)

Income (loss) before income taxes and discontinued operations	2,751	(507)
Provision (benefit) for income taxes	946	(67)

Income (loss) from continuing operations	1,805	(440)
Loss from discontinued operations, net of tax	—	(5)

Net income (loss)	$1,805	$(445)

Basic net income (loss) per share:
Continuing operations	$0.07	$(0.02)
Discontinued operations	—	—

	$0.07	$(0.02)

Diluted net income (loss) per share:
Continuing operations	$0.07	$(0.02)
Discontinued operations	—	—

	$0.07	$(0.02)

Weighted average shares outstanding:
Basic	26,630	27,416
Diluted	27,261	27,416

The accompanying notes are an integral part of the interim
consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2004	March 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,073	$6,369
Accounts receivable (less allowances of $3,747 and $3,653, respectively)	23,921	19,948
Other receivables	3,860	2,821
Inventories	54,905	46,997
Prepaid expenses and other current assets	5,916	5,344
Deferred tax assets	5,660	5,887

Total current assets	98,335	87,366
Property and equipment — (net of accumulated depreciation and amortization of $7,892 and $7,442, respectively)	7,512	7,822
Deferred catalog expenses	1,078	1,695
Trademarks and other intangible assets (net of accumulated amortization of $3,961 and $3,845, respectively)	5,052	5,168
Deferred tax assets	14,732	15,263
Other assets	1,225	1,355

Total Assets	$127,934	$118,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$35	$58
Short-term borrowings	3,431	4,762
Accounts payable and other current liabilities	34,026	32,787
Accrued sales returns	2,631	2,521
Income taxes payable	671	509

Total current liabilities	40,794	40,637
Long-term borrowings	21,728	15,027
Minority interest	16,399	15,793
Shareholders’ Equity:
Preferred shares - 10,000,000 shares authorized, 3,677 shares issued and outstanding	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized; 52,310,350 shares issued and 26,630,383 shares outstanding	523	523
Capital in excess of par value	116,304	116,304
Accumulated other comprehensive losses	(87)	(83)
Accumulated deficit	(47,205)	(49,010)
Treasury stock, at cost, 25,679,967 shares	(23,832)	(23,832)

Total shareholders’ equity	49,013	47,212

Total Liabilities and Shareholders’ Equity	$127,934	$118,669

The accompanying notes are an integral part of the interim
consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30, 2004	June 30, 2003
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$1,805	$(440)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest	606	54
Depreciation and amortization	711	775
Deferred tax expenses (benefits)	758	32
Asset allowances, reserves and other	66	499
Changes in assets and liabilities:
Accounts receivable	(3,205)	(7,709)
Other receivables	(1,185)	(457)
Inventories	(7,781)	(10,024)
Prepaid expenses and other current assets	(22)	3,332
Other assets	12	—
Accounts payable and other current liabilities	568	822
Income taxes payable	162	(202)

Net cash used by continuing operations	(7,505)	(13,318)
Net cash provided by discontinued operations	30	2,525

Net cash used by operating activities	(7,475)	(10,793)

Cash Flows from Investing Activities:
Additions to property and equipment (continuing operations)	(167)	(77)
Other investing activity of discontinued operations	—	(3)

Net cash used by investing activities	(167)	(80)

Cash Flows from Financing Activities:
Borrowings (repayments) of short-term borrowings	(1,331)	2,696
Proceeds from exercise of stock options and warrants	—	12
Long-term borrowings	34,450	38,830
Repayments of long-term borrowings	(27,773)	(38,380)

Net cash provided by financing activities	5,346	3,158

Net decrease in cash and cash equivalents	(2,296)	(7,715)
Cash and cash equivalents at beginning of year	6,369	11,413

Cash and cash equivalents at end of period	$4,073	$3,698

The accompanying notes are an integral part of the interim
consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BACKGROUND AND BASIS OF PRESENTATION

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

     From July 2003 through October 2003, certain of SSG’s team dealer locations were discontinued. In November 2003, SSG sold all of the issued and outstanding capital stock of its wholly-owned subsidiary, Athletic Training Equipment Company, Inc. (“ATEC”). Collectively, SSG refers to these operations as “Discontinued Operations” and accordingly, the accompanying financial statements reflect these as discontinued operations. (See Note 12)

     The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of our consolidated financial position as of June 30, 2004 and the results of operations for the quarters ended June 30, 2004 and 2003. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in our annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2004 (“fiscal 2004”), included in our annual report on Form 10-K for fiscal 2004.

     Certain reclassifications were made to conform the prior year’s financial statements to the current presentation.

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

     Due to the seasonal nature of both segments, the results of operations for the quarter ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2005 (“fiscal 2005”).

     Emerson and SSG have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees: (“APB 25”) and related Interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Emerson and SSG have adopted the disclosure-only provisions under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). For the purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Our pro forma information for the quarter ended June 30, 2004 and 2003 is as follows:

	Three Months Ended
	June 30, 2004	June 30, 2003
	(Unaudited)
Income (loss) from continuing operations (in thousands):
As reported	$1,805	$(440)
Less: Employee stock-based compensation expense	(2)	(7)

Pro forma	$1,803	$(447)

Income (loss) from continuing operations per common share:
Basic — as reported	$0.07	$(0.02)
Basic — pro forma	$0.07	$(0.02)
Diluted — as reported	$0.07	$(0.02)
Diluted — pro forma	$0.07	$(0.02)

	Three Months Ended
	June 30, 2004	June 30, 2003
	(Unaudited)
Net income (loss)(in thousands):
As reported	$1,805	$(445)
Less: Employee stock-based compensation expense	(2)	(7)

Pro forma	$1,803	$(452)

Net income (loss) per common share:
Basic — as reported	$0.07	$(0.02)
Basic — pro forma	$0.07	$(0.02)
Diluted — as reported	$0.07	$(0.02)
Diluted — pro forma	$0.07	$(0.02)

NOTE 2 — COMPREHENSIVE INCOME

     Our comprehensive income (loss) for the three months ended June 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended
	June 30, 2004	June 30, 2003
	(Unaudited)
Net income (loss)	$1,805	$(445)
Interest rate swap	(4)	(4)
Unrealized loss on securities, net	—	(4)
Recognition of realized losses related to investments included in net losses	—	42

Comprehensive income (loss)	$1,801	$(411)

NOTE 3 — NET EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	June 30, 2004	June 30, 2003
	(Unaudited)
Numerator:
Net earnings (loss) before discontinued operations for basic and diluted earnings (loss) per share	$1,805	$(440)

Denominator:
Denominator for basic earnings(loss) per share - weighted average shares	26,630	27,416
Effect of dilutive securities:
Options and warrants	631	—

Denominator for diluted earnings per share - weighted average shares and assumed conversions	27,261	27,416

Basic earnings (loss) per share:
Continuing operations	$0.07	$(0.02)
Discontinued operations	—	—

Basic earnings (loss) per share	$0.07	$(0.02)

Diluted earnings (loss) per share:
Continuing operations	$0.07	$(0.02)
Discontinued operations	—	—

Diluted earnings (loss) per share	$0.07	$(0.02)

NOTE 4 - CAPITAL STRUCTURE

     Our outstanding capital stock at June 30, 2004 consisted of common stock and Series A convertible preferred stock in which the conversion feature expired effective March 31, 2002.

     At June 30, 2004, Emerson had outstanding approximately 907,000 options with exercise prices ranging from $1.00 to $1.50 and SSG had outstanding approximately 208,000 options with exercise prices ranging from $0.95 to $9.44. Subsequent to June 30, 2004, 675,000 of the Emerson options were exercised in cashless exchanges resulting in 438,910 shares being issued.

     On August 1, 2002, in connection with a consulting agreement, Emerson granted 200,000 warrants with an exercise price of $2.20, of which 100,000 warrants vested after six months and 100,000 warrants vested one year from date of grant. The warrants were valued using the Black-Scholes option valuation model and were charged to earnings over the related service period of the consulting agreement with approximately $18,000 being charged to operations for the three months ended June 30, 2003. In February 2003, 100,000 of these warrants were exercised. In November 2003, the remaining 100,000 of these warrants were exercised under a cashless exercise and 45,544 shares of common stock were issued.

     On October 7, 2003, in conjunction with a consulting agreement, Emerson granted 50,000 warrants with immediate vesting and an exercise price of $5.00 per share. These warrants were valued using the Black-Scholes option valuation model, which resulted in $90,500 being charged to earnings during fiscal 2004. For the three months ending June 30, 2004, no expense was charged to operations for these warrants. As of June 30, 2004, these warrants had not been exercised.

NOTE 5 — INVENTORY

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for the consumer electronics segment and the average cost method is used for the sporting goods segment. As of June 30, 2004 and March 31, 2004, inventories consisted of the following (in thousands):

	June 30, 2004	March 31, 2004
	(Unaudited)
Raw materials	$1,196	$1,138
Work-in-process	81	67
Finished	56,690	48,878

	57,967	50,083
Less inventory allowances	(3,062)	(3,086)

	$54,905	$46,997

NOTE 6 — INCOME TAXES

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

     At June 30, 2004, approximately $20.4 million of deferred tax assets were reported on our balance sheet.

NOTE 7 — RELATED PARTY TRANSACTIONS

     Effective March 1997, Emerson entered into a Management Services Agreement with SSG, under which each company provides various managerial and administrative services to the other company for fees at terms which reflect arms length transactions. These charges have been eliminated in consolidation, but are reflected in the segment information presented in Note 10.

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. As a result of adopting SFAS 142, we ceased recording amortization of goodwill on April 1, 2002.

     As of June 30, 2004, estimated amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

2005	$445
2006	445
2007	374
2008	280
2009	207
Thereafter	3,301

$5,052

NOTE 9 — BORROWINGS

     As of June 30, 2004 and March 31, 2004, short-term borrowings consisted of the following (in thousands):

	June 30, 2004	March 31, 2004
	(Unaudited)
Foreign bank loan	$3,431	$4,762

     As of June 30, 2004 and March 31, 2004, long-term borrowings consisted of the following (in thousands):

	June 30, 2004	March 31, 2004
	(Unaudited)
Consumer Electronics Segment Revolver (Revolver A)	$17,500	$8,000
Sporting Goods Segment Revolving line of credit (Revolver B)	4,201	6,972
Equipment notes and other	62	113

	21,763	15,085
Less current maturities	35	58

Long term debt and notes payable	$21,728	$15,027

     Revolver A - The Borrowing Base amount on Revolver A loan is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime plus 0.50% to 1.25% or, at Emerson’s election, LIBOR plus 2.00% to 2.75% depending on certain financial covenants. This agreement provides for revolving loans which cannot exceed the lesser of $25 million or a “Borrowing Base” amount based upon specified percentages of eligible accounts receivables and inventories. Pursuant to the Loan Agreement as amended, Emerson is restricted from, among other things, paying certain cash dividends, repurchasing its common stock and entering into certain transactions without the lender’s prior consent and are subject to certain net worth and leverage financial covenants. Amounts outstanding under the Loan Agreement are secured by substantially all of Emerson’s tangible assets. As of June 30, 2004 Emerson was in compliance with the covenants contained in the Loan Agreement.

     Revolver B - During the quarter ending December 31, 2003, SSG amended its Loan and Security Agreement to finance its working capital requirements through October 31, 2007. Under this amendment, SSG’s line of credit was reduced from $25 million to $20 million; its LIBOR borrowing rates were reduced from 2.5% to 2.25%; and its inventory and accounts receivable borrowing advance rates were increased. This agreement provides for revolving loans and letters of credit which, in the aggregate, cannot exceed the lesser of $20 million or a “Borrowing Base” amount based upon specified percentages of eligible accounts receivables and inventories. Amounts outstanding under the senior credit facility are secured by substantially all the assets of SSG and its subsidiaries. Pursuant to the loan documents governing this line of credit, SSG is restricted from, among other things, paying cash dividends and entering into certain transactions without the lender’s prior consent and is required to maintain certain net worth levels. As of June 30, 2004, SSG was in compliance with the covenants.

     As of June 30, 2004, the carrying value of these credit facilities approximated fair value.

NOTE 10 — SEGMENT INFORMATION

     The following table presents certain operating segment information for each of the three months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003
	Consumer		Consumer
	Electronics	Sporting Goods	Electronics	Sporting Goods
	(Unaudited)		(Unaudited)
Net revenues from external customers	$47,826	$25,104	$31,650	$22,521

Income (loss) before income taxes and discontinued operations	$1,514	$1,237	$(637)	$130

Segment assets	$85,359	$42,575	$84,346	$53,368

NOTE 11 — LEGAL PROCEEDINGS

Putative Class Actions

     Between September 4, 2003 and October 30, 2003, several putative class action lawsuits were filed in the United States District Court for the District of New Jersey against Emerson and Messrs. Geoffrey Jurick, Kenneth Corby and John Raab (the “Individual Defendants”) on behalf of purchasers of our publicly traded securities who bought shares between January 29, 2003 and August 12, 2003 (the “Class Period.”) On December 17, 2003, the Court entered a Joint Stipulation and Order consolidating these putative class actions under the caption In Re Emerson Radio Corp. Securities Litigation, 03cv4201 (JLL) (the “Consolidated Action.”) Further to that Stipulation and Order, lead plaintiff was appointed and co-lead counsel and co-liaison counsel were approved by the Court in the Consolidated Action. Consistent with the Stipulation and Order, the plaintiffs filed an Amended Consolidated Complaint (the “Amended Complaint”) that, among other things, added Jerome Farnum, one of Emerson’s directors, as a defendant in the litigation.

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

Other Matters

     The Company is a party to various other litigation matters, in most cases involving ordinary and routine claims incidental to its business. The Company cannot estimate with certainty its ultimate legal and financial liability with respect to such pending litigation matters. However, the Company believes, based on its examination of such matters, that its ultimate liability will not have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 12 — DISCONTINUED OPERATIONS

     From July 2003 through October 2003, certain of SSG’s team dealer locations were closed. In November 2003, SSG sold all of the issued and outstanding capital stock of its wholly owned subsidiary, ATEC. These closures and sale of stock, and related discontinued operations resulted in a loss of approximately $5,000 for the three months ended June 30, 2003. The results of these transactions are included in discontinued operations in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2004 and 2003. (See Note 1)

     The following table summarizes the results of these discontinued operations, net of related income taxes, as applicable (in thousands). (See Note 6)

	Three Months Ended
	June 30, 2004	June 30, 2003
Net revenues-ATEC	$—	$2,290
Net revenues-Team Dealers	—	1,393

Net revenues-total	—	3,683

Income from operations — ATEC	$—	$116
Loss from operations — Team Dealers	—	(121)

Total discontinued operations, net of tax	$—	$(5)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

     Management’s Discussion and Analysis of Results of Operation is presented in three parts: consolidated operations, the consumer electronics segment and the sporting goods segment.

     The following discussion of our operations and financial condition should be read in conjunction the Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

     Special Note: Certain statements set forth below constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See Item 1 — “Business Forward-Looking Statements.”

     In the following discussions, most percentages and dollar amounts have been rounded to aid presentation, accordingly, all amounts are approximations.

Consolidated Operations:

     The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three months ended June 30, 2004 and 2003. A detailed discussion of the material changes in operating results is set forth under the discussion of our two operating segments: consumer electronics and sporting goods.

	Three Months Ended
	June 30
	2004	2003
	(Unaudited)
Net revenues (in thousands)	$72,930	$54,171
	100.0%	100.0%
Cost of sales	78.2%	79.3%
Other operating costs and expenses	2.1%	2.3%
Selling, general and administrative expenses	14.8%	17.2%
Acquisition costs	(0.1%)	1.2%
Stock based costs	—	0.1%

Operating income (loss)	5.0%	(0.1%)
Interest expense	0.4%	0.7%
Minority interest in net income of consolidated subsidiary	(0.8%)	(0.1%)
Provision (benefit) for income taxes	1.3%	(0.1%)
Loss from discontinued operations, net of tax	—	—

Net income (loss)	2.5%	(0.8%)

Net Revenues — Consolidated net revenues for the three months ended June 30, 2004 increased $18.8 million, or 34.6%, to $72.9 million from $54.1 million as compared to the same period ended June 30, 2003. The increase is attributable to a $16.2 million increase in net revenues for the consumer electronics segment, and a $2.6 million increase in net revenues for the sporting goods segment, due primarily to increases in units sold in both segments.

Cost of Sales — Cost of sales, as a percentage of consolidated net revenues, decreased to 78.2% for the three months ending June 30, 2004 from 79.3% for the same period ending June 30, 2003. The decrease in cost of sales as a percentage of net revenues for the three month period was primarily the result of higher margins in both the consumer electronics and sporting goods segments. In absolute terms, cost of sales increased to $57.0 million from $43.0 million ($14.0 million or 32.7%) for the three months of fiscal 2005 as compared to the same period in fiscal 2004. The increase is due to a $12.8 million increase in the consumer electronics segment and a $1.2 million increase in the sporting goods segment, due to higher revenues in both segments.

Other Operating Costs and Expenses — Other operating costs and expenses are associated with the consumer electronics segment. As a percentage of consolidated net revenues, other operating costs and expenses decreased to 2.1% from 2.3% for the three months ended June 30, 2004 compared to the same period in fiscal 2004. In absolute terms, other operating costs and expenses increased to $1.6 million from $1.3 million ($297,000 or 23.7%) for the three months of fiscal 2005 as compared to the same period in fiscal 2004.

Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of consolidated net revenues, were 14.8% for the three months ended June 30, 2004 as compared to 17.2% for the three months ended June 30, 2003, since certain of these expenses are fixed and do not vary directly with sales volume. In absolute terms, S,G&A increased to $10.8 million from $9.3 million ($1.5 million or 15.5%) for the three month period ended June 30, 2004 as compared to the same period in fiscal 2004. The increase for the first quarter of fiscal 2005 is due to a $1.2 million increase in the consumer electronics segment, and a $.3 million increase in the sporting goods segment.

Acquisition Costs — Acquisition costs are associated with the consumer electronics segment. Adjustments to acquisitions costs incurred in the fourth quarter of fiscal 2004 were made in the first quarter of fiscal 2005, resulting in a reduction in such costs of $71,000, as compared to $643,000 of costs for (1.2% of consolidated net revenues) the three months ended June 30, 2003, a decrease of approximately $714,000.

Stock Based Costs — Stock based costs are associated with the consumer electronics segment and relate to the cost of warrants previously issued in exchange for consulting services incurred during the three months ended June 30, 2004.

Interest Expense, Net — Interest expense decreased $128,000 (30.3%) to $294,000 (0.4% of consolidated net revenues) for the three months ended June 30, 2004 from $422,000 (0.7% of consolidated net revenues) for the three months ended June 30, 2003. The decrease in interest expense was a result of lower average borrowings and lower borrowing costs in both segments.

Minority Interest in Net Income of Consolidated Subsidiary — Minority interest in net income of consolidated subsidiary represents that portion of the sporting goods segment net income for the three months ended June 30, 2004 and 2003 that was not included in the consolidated statements of operations. (See Note 1)

Provision for Income Taxes — The provision for income taxes increased $1.0 million to $946,000 (1.3% of consolidated net revenues) for the three months ended June 30, 2004 from a benefit of $67,000 (less than 0.1% of consolidated net revenues) for the three months ended June 30, 2003. The increase in the provision for income taxes was primarily due to an increase in pre-tax profit in the consumer electronics segment.

Loss from Discontinued Operations — From July through October, SSG ceased operations of several of its Team Dealer locations. In November 2003, SSG sold all of the issued and outstanding shares of capital stock of its wholly owned subsidiary — ATEC. There were no amounts recorded for these operations (the “discontinued operations”) for the three months ended June 30, 2004 as compared to a loss of approximately $5,000 for the same period of fiscal 2004.

Net Income (Loss) — As a result of the foregoing factors, we earned net income of approximately $1.8 million (2.5% of consolidated net revenues) for the three months ended June 30, 2004 as compared a net loss of approximately $445,000 (0.8% of consolidated net revenues) for the three months ended June 30, 2003.

Consumer Electronics Segment:

The following table summarizes certain financial information relating to the consumer electronics segment for the three months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended
	June 30
	2004	2003
	(Unaudited)
Net revenues	$47,826	$31,650
Cost of sales	39,409	26,615
Other operating costs and expenses	1,553	1,256
Selling, general & administrative	4,580	3,423
Acquisition costs	(71)	643
Stock based costs	—	18

Operating income (loss)	2,355	(305)
Interest expense, net	235	278

Income (loss) before income taxes	2,120	(583)
Provision (benefit) for income taxes	946	(136)

Net income (loss)	$1,174	$(447)

Net Revenues — Net revenues for the three months ended June 30, 2004 increased $16.2 million, or 51.1%, to $47.8 million from $31.6 million for the three months ended June 30, 2003. Consumer electronics net revenues are comprised of Emerson branded product sales, themed product sales and licensing revenues. Emerson branded product sales are earned from the sale of products bearing the Emerson or HH Scott brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson and HH Scott brand names to licensees for a fee. The increase in net revenues for the three months ended June 30, 2004 was comprised of:

i)	An increase in revenues from the sale of Emerson branded product of $15.1 million, or 53.4%, to $43.3 million in the first quarter of fiscal 2005 from $28.2 million in the first quarter of fiscal 2004. Increased orders from our primary customers associated with an overall improving economy contributed to the increases in Emerson branded product sales.

ii)	An increase in themed product sales of approximately $280,000, or an 89.5% increase to $590,000 in the first quarter of fiscal 2005 as compared to $310,000 for the first quarter of fiscal 2004. The increase was due to the continued introduction of Nickelodeon themed products.

iii)	Licensing revenues increased by approximately $900,000, or 26.9%, for the first quarter of fiscal 2005 to $4.0 million compared to $3.1 million for the first quarter of fiscal 2004, primarily due to increased sales volumes from our video licensing agreements.

Cost of Sales — Cost of sales for the three months ended June 30, 2004 increased $12.8 million (48.1%) to $39.4 million from $26.6 million for the three months ended June 30, 2003. In relative terms, cost of sales for the three months ended June 30, 2004 decreased to 82.4% of consumer electronics net revenue as compared to 84.1% for the same period in fiscal 2004. The decrease in cost of sales in relative terms is primarily due to increased license revenue.

Gross profit margins continue to be subject to competitive pressures arising from lower pricing of the product categories in the consumer electronics market in which Emerson competes. Emerson’s branded products are generally placed in the low-to-medium priced category of the market.

Other Operating Costs and Expenses- Other operating costs and expenses, as a percentage of consumer electronics net revenues, decreased to 3.3% in the June quarter of fiscal 2005 as compared to 4.0% for the same period in fiscal 2004. In absolute terms, other operating costs and expenses increased to $1.6 million from $1.3 million ($297,000 or 23.7%) for the three months ended June 30, 2004 as compared to the same period in fiscal 2004. This increase in absolute terms was primarily due to increased net revenues.

Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, increased approximately $1.2 million, or 33.8%, to $4.6 million (9.6% of the consumer electronics net revenues) from $3.4 million (10.8% of the consumer electronics net revenues) for the three months ended June 30, 2004 as compared to the same period ended June 30, 2003. The increase in absolute terms for the three months ended June 30, 2004, resulted from increases in advertising expenses of approximately $250,000; professional fees of approximately $400,000, freight expenses of $142,000, travel related costs of $106,000 and increases in various other S,G&A accounts.

Acquisition Costs — Acquisition costs incurred in the fourth quarter of fiscal 2004 were adjusted in the first quarter of fiscal 2005, resulting in a reduction of such costs of $71,000, as compared to $643,000 of costs incurred for the three months ended June 30, 2003. These costs were associated with acquisition transactions not completed in fiscal 2004.

Stock Based Costs — Stock Based Costs, which relate to the cost of warrants issued in exchange for consulting services, decreased by approximately $18,000 for the three months of fiscal 2005 as compared to the same period in fiscal 2004.

Interest Expense, net — Interest expense decreased by approximately $43,000, or 15.5%, to $235,000 (0.5% of the consumer electronics net revenues) for the three months ended June 30, 2004, from $278,000 (0.9% of the consumer electronics net revenues) for the three months ended June 30, 2003. The decrease in interest expense was the result of lower average borrowings.

Provision for Income Taxes — The provision for income taxes was approximately $946,000 (2.0% of the consumer electronics net revenue) compared to a benefit of approximately $136,000 for the three months ended

June 30, 2003. The increase in the provision for income taxes for the three months ended June 30, 2004 was the result of the pre-tax profit as compared to a pre-tax loss during the same period in the prior fiscal year.

Net Income (Loss) — As a result of the foregoing factors, the consumer electronics segment earned net income of $1.2 million (2.5% of net consumer revenues) for the three months ended June 30, 2004 as compared to a net loss of $447,000 (1.4% of net consumer revenues) for the three months ended June 30, 2003.

Sporting Goods Segment:

     The following table summarizes certain financial information relating to the sporting goods segment as reported by SSG for the three months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30
	2004	2003
	(Unaudited)
Net revenues	$25,104	$22,521
Cost of sales	17,625	16,352
Selling, general & administrative	6,183	5,895

Operating income	1,296	274
Interest expense, net	59	144

Income before income taxes & discontinued operations	1,237	130
Provision for income taxes	—	69
Loss from discontinued operations	—	(5)

Net income	$1,237	$56

Net Revenues — Net revenues for the three month period ended June 30, 2004 increased $2.6 million, or 11.5%, to $25.1 million from $22.5 million for the three month period ended June 30, 2003. The increase in net revenues was primarily the result of previously implemented sales and marketing programs, which increased unit volume, as well as having three additional shipping days in the current quarter as compared to the same quarter in the previous year due to a change in the fiscal year for the sporting goods segment.

Cost of Sales — Cost of sales for the three month period ended June 30, 2004 increased $1.3 million, or 7.8%, to $17.6 million from $16.3 million for the three month period ended June 30, 2003. As a percentage of net revenues, cost of sales decreased to 70.2% for the three month period ended June 30, 2004, as compared to 72.6% for the same period in fiscal 2004. The decrease in cost of sales as a percentage of net revenues for the three month period was primarily the result of efficiencies gained through improved product procurement and product mix.

Selling, General and Administrative Expenses (“S,G&A”) — S,G&A expenses for the three month period ended June 30, 2004 increased approximately $288,000, or 4.9%, to $6.2 million from $5.9 million for the three month period ended June 30, 2003. As a percentage of net revenues, SG&A decreased to 24.6% for the three month period ended June 30, 2004 from 26.2% for the same period in fiscal 2004. The increase in SG&A for the three month period was primarily a result of an increase in payroll related expenses of approximately $174,000 and an increase in selling and promotional expenses of approximately $130,000.

Interest Expense, net — Interest expense decreased by approximately $85,000, or 59.0%, to $59,000 for the three month period ended June 30, 2004, as compared to $144,000 for the same period in the prior year.

Provision for Income Taxes — For the three month period ended June 30, 2004, SSG recorded no income tax provision due to the existence of prior net operating losses to offset current income, and no change in managements’ estimate of the extent to which deferred tax assets are realizable. (See Note 6)

Loss from Discontinued Operations — Discontinued operations reflect net operating losses related to our discontinued and sold team dealer operations, and the net income from and net gain on the sale of SSG’s ATEC subsidiary for the three month period ended June 30, 2003. (See Note 12)

Net Income — As a result of the foregoing factors, the sporting goods segment earned net income of approximately $1,237,000 for the three months ended June 30, 2004 as compared to approximately $56,000 for the three months ended June 30, 2003.

Liquidity and Capital Resources

     As of June 30, 2004, we had cash and cash equivalents of approximately $4.1 million compared to approximately $6.4 million at March 31, 2004. Working capital increased to $57.5 million at June 30, 2004 as compared to $46.8 million at March 31, 2004. The decrease in cash and cash equivalents of approximately $2.3 million was primarily due to operating activities, partially offset by financing activities.

     Operating cash flow used in continuing operating activities was approximately $7.5 million for the three months ended June 30, 2004. Cash was primarily used for increases in inventory and accounts receivable.

     Net cash used by investing activities was approximately $167,000 for the three months ended June 30, 2004, which consisted primarily of computer and office equipment fixed asset acquisitions.

     Net cash provided from financing activities was approximately $5.3 million for the three months ended June 30, 2004, due primarily to the net increase in long-term borrowings.

     Emerson and SSG maintain credit facilities as described in Note 9 to our consolidated financial statements — Borrowings. At June 30, 2004, there were approximately $21.7 million of borrowings outstanding under these facilities and no letters of credit outstanding. Approximately $17.5 million of borrowings were outstanding under the Emerson Loan Agreement and $4.2 million of borrowings were outstanding under the SSG Loan Agreement. At June 30, 2004, Emerson and SSG were in compliance with the covenants in each of the loan agreements.

     Our foreign subsidiaries maintain various credit facilities, aggregating $75.0 million, consisting of the following:

•	two letter of credit facilities totaling $15.0 million which is used for inventory purchases; and

•	three back-to-back letter of credit facilities totaling $60 million.

     At June 30, 2004, our Hong Kong subsidiary pledged approximately $3.6 million in certificates of deposit to this bank to assure the availability of the $15.0 million credit facilities. At June 30, 2004, there were approximately $12.6 million of letters of credit outstanding under these credit facilities. These letter of credit facilities require the foreign subsidiary to meet a net worth covenant which was complied with at June 30, 2004.

     At present, we believe that future cash flow from operations and our existing institutional financing noted above will be sufficient to fund all of our cash requirements for the next twelve months.

     The following summarizes our obligations at June 30, 2004 for the periods shown (in thousands):

	Payment due by period
		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	year
Notes Payable	$21,701	$—	$17,500	$4,201	$—
Capital lease obligations	62	35	27	—	—
Leases	7,584	2,378	3,714	1,492	—

Total	$29,347	$2,413	$21,241	$5,693	$—

     There were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of June 30, 2004.

Critical Accounting Policies

     For the three month period ended June 30, 2004, there were no significant changes to our accounting policies from those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Inflation, Foreign Currency, and Interest Rates

     Neither inflation nor currency fluctuations had a significant effect on our results of operations during the first quarter of fiscal 2005. Our exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The consumer electronics segment purchases virtually all of its products from manufacturers located in various Asian countries.

     The interest on borrowings under our credit facilities is based on the prime and LIBOR rate. We believe that given the present economic climate, interest rates, while expected to rise, are not expected to increase significantly during the coming year.

Forward-Looking Information

     This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and information that is based on management’s beliefs as well as assumptions made by and information currently available to management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “predict”, “project”, and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the date hereof, and should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under “Risk Factors” set forth in our Form 10-K for the fiscal year ended March 31, 2004 and other filings with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly release the results on any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     We make available through our internet website free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to such reports and other filings made by us with the SEC, as soon as practicable after we electronically file such reports and filings with the SEC. Our website address is

www.emersonradio.com. The information contained in this website is not incorporated by reference in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no significant changes from items disclosed in Form 10-K for the fiscal year ended March 31, 2004.

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

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.

Putative Class Actions

     Between September 4, 2003 and October 30, 2003, several putative class action lawsuits were filed in the United States District Court for the District of New Jersey against Emerson and Messrs. Geoffrey Jurick, Kenneth Corby and John Raab (the “Individual Defendants”) on behalf of purchasers of our publicly traded securities who bought shares between January 29, 2003 and August 12, 2003 (the “Class Period.”) On December 17, 2003, the Court entered a Joint Stipulation and Order consolidating these putative class actions under the caption In Re Emerson Radio Corp. Securities Litigation, 03cv4201 (JLL) (the “Consolidated Action.”) Further to that Stipulation and Order, lead plaintiff was appointed and co-lead counsel and co-liaison counsel were approved by the Court in the Consolidated Action. Consistent with the Stipulation and Order, the plaintiffs filed an Amended Consolidated Complaint (the “Amended Complaint”) that, among other things, added Jerome Farnum, one of Emerson’s directors, as a defendant in the litigation.

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

     For other information on litigation to which the Company is a party, reference is made to Part 1 Item-3-Legal Proceedings in our most recent annual report on Form 10-K.

ITEM 2. Changes in Securities and Use of Proceeds.

     None.

Share Repurchases:

     For the quarter ending June 30, 2004, we did not repurchase any shares under the Emerson Radio Corp.’s common stock share repurchase program. The share repurchase program was publicly announced in September 2003 to repurchase up to 2,000,000 shares of Emerson’s outstanding common stock. Share repurchases are made from time to time in open market transactions in such amounts as determined in the discretion of Emerson’s management within the guidelines set forth by Rule 10b — 18 under the Securities Exchange Act. Prior to the June 30, 2004 quarter, we repurchased 1,111,625 shares under this program. As of June 30, 2004, the maximum number of shares that are available to be repurchased under Emerson Radio Corp’s common share repurchase program was 888,375.

ITEM 3. Default Upon Senior Securities.

(a)	None

(b)	None

ITEM 4. Submission of Matters to a Vote of Security Holders.

         None

ITEM 5. Other Information.

        None

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

10.27.3	Amendment to Revolving Credit and Term Loan Agreement (Number Three) and Waiver dated June 28, 2004, among Emerson Radio Corp., Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd., and Emerson Radio international Ltd. Jointly and Severally, and PNC Bank, National Association.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)	Reports on Form 8-K:

Current report on Form 8-K, dated June 29, 2004, furnishing the press release announcing the Company’s financial results for the year ended March 31, 2004.

*	filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON RADIO CORP.
(Registrant)

Date: August 5, 2004	/s/ Geoffrey P. Jurick

Geoffrey P. Jurick
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 5, 2004	/s/ Kenneth A. Corby

Kenneth A. Corby Executive Vice President and
Chief Financial Officer
(Principal Finance and
Accounting Officer)