Form 10-Q
period 2004-09-30
EMERSON RADIO CORP
filed 2004-11-15
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004______ _____________

or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to____________________

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

     Indicate the number of shares outstanding of common stock as of November 4, 2004: 27,103,164.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except earnings per share data)

	Three Months Ended		Six Months Ended
	September	September	September	September
	30, 2004	30, 2003	30, 2004	30, 2003
Net revenues	$83,129	$78,873	$156,059	$133,044
Costs and expenses:
Cost of sales	67,495	65,422	124,529	108,389
Other operating costs and expenses	1,377	1,293	2,930	2,549
Selling, general and administrative expenses	10,171	10,081	20,934	19,399
Acquisition costs	(104)	(29)	(175)	614
Stock based costs	1,563	19	1,563	37

	80,502	76,786	149,781	130,988

Operating income	2,627	2,087	6,278	2,056
Interest expense, net	(381)	(400)	(675)	(822)
Minority interest in net (income) loss of consolidated subsidiary	(472)	136	(1,078)	82

Income before income taxes and discontinued operations	1,774	1,823	4,525	1,316
Provision for income taxes	785	1,042	1,731	975

Income from continuing operations	989	781	2,794	341
Loss from discontinued operations, net of tax	—	(100)	—	(105)

Net income	$989	$681	$2,794	$236

Basic net income (loss) per share:
Continuing operations	$0.04	$0.03	$0.10	$0.01
Discontinued operations	—	(0.01)	—	—

	$0.04	$0.02	$0.10	$0.01

Diluted net income (loss) per share:
Continuing operations	$0.04	$0.03	$0.10	$0.01
Discontinued operations	—	(0.01)	—	—

	$0.04	$0.02	$0.10	$0.01

Weighted average shares outstanding:
Basic	27,076	27,560	26,855	27,488
Diluted	27,218	28,428	27,242	28,458

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2004	March 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,078	$6,369
Accounts receivable (less allowances of $4,141 and $3,653, respectively)	37,733	19,948
Other receivables	1,883	2,821
Inventories	59,665	46,997
Prepaid expenses and other current assets	9,947	5,344
Deferred tax assets	5,476	5,887

Total current assets	119,782	87,366
Property and equipment – (net of accumulated depreciation and amortization of $8,364 and $7,442, respectively)	7,405	7,822
Deferred catalog expenses	1,399	1,695
Trademarks and other intangible assets (net of accumulated amortization of $4,073 and $3,845,respectively)	4,940	5,168
Deferred tax assets	14,279	15,263
Other assets	1,294	1,355

Total Assets	$149,099	$118,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$36	$58
Short-term borrowings	14,961	4,762
Revolver – current	18,700	—
Accounts payable and other current liabilities	38,869	32,787
Accrued sales returns	2,786	2,521
Income taxes payable	819	509

Total current liabilities	76,171	40,637
Long-term borrowings	4,492	15,027
Minority interest	16,872	15,793
Shareholders’ Equity:
Preferred shares – 10,000,000 shares authorized, 3,677 shares issued and outstanding	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized; 52,783,131 shares issued and 27,103,164 shares outstanding	528	523
Capital in excess of par value	117,862	116,304
Accumulated other comprehensive losses	(88)	(83)
Accumulated deficit	(46,216)	(49,010)
Treasury stock, at cost, 25,679,967 shares	(23,832)	(23,832)

Total shareholders’ equity	51,564	47,212

Total Liabilities and Shareholders’ Equity	$149,099	$118,669

The accompanying notes are an integral part of the interim
consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30, 2004	September 30, 2003
Cash Flows from Operating Activities:
Income from continuing operations	$2,794	$341
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	1,078	(82)
Depreciation and amortization	1,474	1,729
Stock based costs	1,563	37
Deferred tax expenses	1,395	1,068
Asset allowances, reserves and other	531	952
Changes in assets and liabilities:
Accounts receivable	(18,673)	(13,595)
Other receivables	938	2,002
Inventories	(12,404)	(6,349)
Prepaid expenses and other current assets	(4,307)	3,840
Other assets	(156)	(190)
Accounts payable and other current liabilities	6,323	8,394
Income taxes payable	310	(637)

Net cash used by continuing operations	(19,134)	(2,490)
Net cash from discontinued operations	24	1,974

Net cash used by operating activities	(19,110)	(516)

Cash Flows from Investing Activities:
Additions to property and equipment (continuing operations)	(523)	(204)
Other investing activity of discontinued operations	—	—

Net cash used by investing activities	(523)	(204)

Cash Flows from Financing Activities:
Net short-term borrowings	10,199	2,309
Purchase of common stock	—	(728)
Proceeds from exercise of stock options and warrants	—	254
Long-term borrowings	76,689	54,735
Repayments of long-term borrowings	(68,546)	(64,253)

Net cash provided by financing activities	18,342	(7,683)

Net decrease in cash and cash equivalents	(1,291)	(8,403)
Cash and cash equivalents at beginning of year	6,369	11,413

Cash and cash equivalents at end of period	$5,078	$3,010

The accompanying notes are an integral part of the interim
consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Emerson Radio Corp. (“Emerson”, consolidated – the “Company”) and its majority-owned subsidiaries, including Sport Supply Group, Inc. (“SSG”), which has been 53.2% owned since February 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates.

     The Company operates in two business segments: consumer electronics and sporting goods. The consumer electronics segment designs, sources, imports and markets a variety of consumer electronic products and licenses the “Emerson®” trademark for a variety of products domestically and internationally to certain licensees. The sporting goods segment, which is operated through SSG, manufactures and markets sports related equipment and leisure products to institutional customers in the United States.

     From July 2003 through October 2003, certain of SSG’s team dealer locations were discontinued. In November 2003, SSG sold all of the issued and outstanding capital stock of its wholly-owned subsidiary, Athletic Training Equipment Company, Inc. (“ATEC”). Collectively, SSG refers to these operations as “Discontinued Operations” and accordingly, the accompanying financial statements reflect these as discontinued operations. (See Note 11)

     The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of our consolidated financial position as of September 30, 2004 and the results of operations for the three and six month periods ending September 30, 2004 and 2003. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in our annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2004 (“fiscal 2004”), included in our annual report on Form 10-K for fiscal 2004.

     Certain reclassifications were made to conform the prior year’s financial statements to the current presentation.

     Due to the seasonal nature of both segments, the results of operations for the three and six month periods ending September 30, 2004 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2005 (“fiscal 2005”).

     Emerson and SSG have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees: (“APB 25”) and related Interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Emerson and SSG have adopted the disclosure-only provisions under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). For the purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Our pro forma information for the three and six months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(Unaudited)		(Unaudited)
Net income:(in thousands)
As reported	$989	$681	$2,794	$236
Add: Employee stock-based compensation expense, as recorded, net of tax	1,247	8	1,247	8
Less: Pro-forma employee stock-based compensation expense	(117)	(7)	(119)	(14)

Pro forma	$2,119	$682	$3,922	$230

Net income per common share:
Basic – as reported	$.04	$.02	$.10	$.01
Basic – pro forma	$.08	$.02	$.15	$.01
Diluted – as reported	$.04	$.02	$.10	$.01
Diluted – pro forma	$.08	$.02	$.14	$.01

NOTE 2 – COMPREHENSIVE INCOME

     Our comprehensive income for the three and six months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(Unaudited)		(Unaudited)
Net income	$989	$681	$2,794	$236
Interest rate swap	—	(4)	(4)	(8)
Unrealized income (loss) on securities, net	(1)	1	(1)	(3)
Recognition of unrealized losses related to investments included in net income	—	—	—	42

Comprehensive income	$988	$678	$2,789	$267

NOTE 3 – NET EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three		Six
	Months Ended		Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(Unaudited)		(Unaudited)
Numerator:
Net earnings before discontinued operations for basic and diluted earnings per share	$989	$781	$2,794	$341

Denominator:
Denominator for basic earnings per share – weighted average shares	27,076	27,560	26,855	27,488
Effect of dilutive securities:
Options and warrants	142	868	387	970

Denominator for diluted earnings per share – weighted average shares and assumed conversions	27,218	28,428	27,242	28,458

Basic and diluted earnings per share:
Continuing operations	$.04	$0.03	$.10	$0.01
Discontinued operations	—	(0.01)	—	—

Basic and diluted earnings per share	$.04	$0.02	$.10	$0.01

NOTE 4- SHAREHOLDERS’ EQUITY

     Our outstanding capital stock at September 30, 2004 consisted of common stock and Series A convertible preferred stock in which the conversion feature expired effective March 31, 2002.

     At September 30, 2004, Emerson had outstanding approximately 307,000 options with exercise prices ranging from $1.00 to $3.00 and SSG had outstanding approximately 571,000 options with exercise prices ranging from $0.95 to $9.44. Subsequent to September 30, 2004, 425,000 options with exercise prices ranging from $2.97 to $3.26 were granted pursuant to the 2004 Emerson Employee Stock Incentive Plan.

     On August 1, 2002, in connection with a consulting agreement, Emerson granted 200,000 warrants with an exercise price of $2.20, of which 100,000 warrants vested after six months and 100,000 warrants vested one year from date of grant. In February 2003, 100,000 of these warrants were exercised. In November 2003, the remaining 100,000 of these warrants were exercised under a cashless exercise and 45,544 shares of common stock were issued. The warrants were valued using the Black-Scholes valuation model and were charged to earnings over the related service period of the consulting agreement with approximately $6,000 and $24,000 being charged to operations for the three and six months ended September 30, 2003, respectively. Since the warrants were fully exercised in fiscal 2004, no expense was charged for these warrants in the current year.

     In September 2003, the Company publicly announced the Emerson Radio Corp. common stock repurchase program. The program provides for share repurchase of up to 2,000,000 shares of Emerson’s outstanding common stock. As of September 30, 2004, the Company had repurchased 1,111,625 shares under this program, including no repurchases in the six month period ending September 30, 2004. During the quarter ended September 30, 2004, there were no shares repurchased under this program. Repurchase of the Company’s shares are subject to certain conditions under Emerson’s banking facility.

     On October 7, 2003, in connection with a consulting agreement, Emerson granted 50,000 warrants with immediate vesting and an exercise price of $5.00 per share with an expiration date of October 2008. These warrants were valued using the Black-Scholes valuation model, which resulted in $90,500 being charged to earnings during the quarter ended December 31, 2003. For the three and six months ended September 30, 2004, no expense was charged to operations for these warrants. As of September 30, 2004, these warrants had not been exercised.

     On August 1, 2004, in connection with a consulting agreement, Emerson granted 50,000 warrants with immediate vesting and an exercise price of $3.00 per share. These warrants were valued using the Black-Scholes valuation model, which resulted in $88,500 being charged to earnings during the quarter ended September 30, 2004. As of September 30, 2004, these warrants had not been exercised.

     During the quarter ended September 30, 2004, 725,000 of Emerson’s stock options were exercised in a cashless manner, resulting in 472,781 shares of Emerson’s common stock being issued. Such exercises were accounted for in accordance with Emerging Issues Task Force Issue 84-18: Stock Option Pyramiding (EITF 84-18), which resulted in a non-cash, pre-tax charge of approximately $1.5 million in the quarter ended September 30, 2004.

NOTE 5 – INVENTORY

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for the consumer electronics segment and the average cost method is used for the sporting goods segment. As of September 30, 2004 and March 31, 2004, inventories consisted of the following (in thousands):

	September 30, 2004	March 31, 2004
	(Unaudited)
Raw materials	$1,205	$1,138
Work-in-process	67	67
Finished goods	61,122	48,878

	62,394	50,083
Less inventory allowances	(2,729)	(3,086)

	$59,665	$46,997

NOTE 6 – INCOME TAXES

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

NOTE 7 – RELATED PARTY TRANSACTIONS

     Effective March 1997, Emerson entered into a Management Services Agreement with SSG, under which each company provides various managerial and administrative services to the other company for fees at terms which reflect arms length transactions. These charges have been eliminated in consolidation, but are included in the determination of net income in the segment information presented in Note 10.

NOTE 8 – BORROWINGS

     As of September 30, 2004 and March 31, 2004, short-term borrowings consisted of the following (in thousands):

	September 30,	March 31,
	2004	2004
	(Unaudited)
Foreign bank loan	$14,961	$4,762

     As of September 30, 2004 and March 31, 2004, long-term borrowings consisted of the following (in thousands):

	September 30,	March 31,
	2004	2004
	(Unaudited)
Emerson Revolver	$18,700	$8,000
Sport Supply Revolver	4,467	6,972
Equipment notes and other	61	113

	23,228	15,085
Less Emerson Revolver — current	18,700	—
Less current maturities	36	58

Long term debt and notes payable	$4,492	$15,027

     Emerson Credit Facility – On June 28, 2002, Emerson entered into a $40 million Revolving Credit and Term Loan Agreement (the “Emerson Loan Agreement”) with several U.S. financial institutions. The Emerson Loan Agreement provides for a $25 million revolving line of credit (the “Emerson Revolver”). The Emerson Loan Agreement also provided for a $15 million term loan, which was repaid in full in fiscal 2004. The $25 million revolving line of credit replaced Emerson’s $15 million senior secured facility and provides for revolving loans, subject to individual maximums which, in the aggregate, are not to exceed the lesser of $25 million or a “Borrowing Base” as defined in the Emerson Loan Agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime plus 0.50% to 1.25% or, at Emerson’s election, LIBOR plus 2.00% to 2.75% depending on certain financial covenants. The interest rate charged on the Term Loan ranged from prime plus 1.00% to 1.75% or, at Emerson’s election, LIBOR plus 2.5% and 3.25% depending on certain financial covenants and amortized over a three-year period. Pursuant to the Emerson Loan Agreement, Emerson is restricted from, among other things, paying certain cash dividends, repurchasing Emerson’s common stock and entering into certain transactions without the lender’s prior consent and is subject to certain net worth and leverage financial covenants. Amounts outstanding under the Emerson Loan Agreement are secured by substantially all of Emerson’s tangible assets.

     As of September 30, 2004, there was approximately $18.7 million outstanding under the Emerson Revolver and Emerson was in compliance with the covenants contained in the Emerson Loan Agreement. The Emerson Revolver expires in June 2005, and accordingly, all amounts outstanding under this facility have been presented as a current liability. Prior to expiration Emerson intends to renew its banking facility or enter into a new banking facility with similar or more favorable terms than those presently existing.

     Sport Supply Credit Facility – During the quarter ending December 31, 2003, SSG amended its Loan and Security Agreement (the “SSG Loan Agreement”) to finance its working capital requirements through October 31, 2007. Under this amendment, SSG’s line of credit was reduced from $25 million to $20 million; its borrowing rates were reduced from LIBOR plus 2.5% to LIBOR plus 2.25%; and its inventory and accounts receivable borrowing bases were increased. The SSG Loan Agreement provides for revolving loans and letters of credit which, in the aggregate, cannot exceed the lesser of $20 million or a “Borrowing Base” amount based upon specified percentages of eligible accounts receivable and inventories. Amounts outstanding under the SSG Loan Agreement are secured by substantially all of the assets of SSG and its subsidiaries. Pursuant to the SSG Loan Agreement, SSG is restricted from, among other things, paying cash dividends and entering into certain transactions without the lender’s prior consent and it is required to maintain certain net worth levels.

     The SSG Loan Agreement allows its lender, under certain circumstances, to accelerate payment upon the occurrence of an event that has a material adverse affect upon the business, operations, properties, assets, goodwill, or condition (financial or otherwise) of SSG on a consolidated basis. Effective February 2004, SSG’s lender amended the SSG Loan Agreement to make this clause effective only in the event that net availability under the facility falls below a certain level. Additionally, the SSG Loan Agreement requires SSG to maintain a depository account in favor of SSG’s lender. As of September 30, 2004, there was approximately $4.5 million outstanding under the SSG Loan Agreement and SSG was in compliance with the covenants in the SSG Loan Agreement.

     As of September 30, 2004, the carrying value of these credit facilities approximated fair value.

NOTE 9 – SEGMENT INFORMATION

     The following table presents certain operating segment information for each of the three and six months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003
	Consumer Electronics	Sporting Goods	Consumer Electronics	Sporting Goods
	(Unaudited)		(Unaudited)
Net revenues from external customers	$59,880	$23,249	$56,440	$22,433
Income (loss) before income taxes and discontinued operations	$824	$950	$2,141	$(318)
Segment assets	$106,205	$42,894	$80,841	$53,625

	Six Months Ended		Six Months Ended
	September 30, 2004		September 30, 2003
	Consumer Electronics	Sporting Goods	Consumer Electronics	Sporting Goods
	(Unaudited)		(Unaudited)
Net revenues from external customers	$107,706	$48,353	$88,090	$44,954
Income (loss) before income taxes and discontinued operations	$2,338	$2,187	$1,504	$(188)

NOTE 10 — LEGAL PROCEEDINGS

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

     Generally, the Amended Complaint alleges that Emerson and the Individual Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated there under, by (i)

issuing certain positive statements during the Class Period regarding our ability to replace lost revenues attributable to our Hello Kitty® license and (ii) omitting to disclose that Emerson suffered allegedly soured relationships with its largest retail customers. The Amended Complaint further alleges that these statements were materially false and misleading when made because Emerson allegedly misrepresented and omitted certain adverse facts which then existed and disclosure of which was necessary to make the statements not false and misleading. The Defendants deny all allegations and have moved to dismiss the Complaint in its entirety for failure to state a claim. Emerson and the Individual Defendants intend to defend the lawsuit vigorously.

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

NOTE 11 – DISCONTINUED OPERATIONS

     From July 2003 through October 2003, certain of SSG’s team dealer locations were closed. In November 2003, SSG sold all of the issued and outstanding capital stock of its wholly owned subsidiary, ATEC. These closures and sale of stock, and related discontinued operations resulted in a loss of approximately $100,000 and $105,000 for the three and six months ended September 30, 2003, respectively. The results of these transactions are presented as discontinued operations in the accompanying Consolidated Statement of Operations for the three and six month periods ended September 30, 2003. (See Note 1)

     The following table summarizes the results of these discontinued operations, net of related income taxes, as applicable (in thousands). (See Note 6)

	Three Months Ended		Six Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net revenues-ATEC	$—	$2,361	$—	$4,651
Net revenues-Team Dealers	—	1,281	—	2,674

Net revenues-Total	$—	$3,642	$—	$7,325

Income from operations-ATEC	$—	$180	$—	$296
Loss from operations-Team Dealers	—	(280)	—	(401)

Total discontinued operations, net of tax	$—	$(100)	$—	$(105)

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

     In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. Accordingly, all amounts are approximations.

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

Consolidated Operations:

     The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three and six months ended September 30, 2004 and 2003. A detailed discussion of the material changes in operating results is set forth under the discussion of our two operating segments: consumer electronics and sporting goods.

	Three Months ended		Six Months ended
	September 30		September 30
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net revenues (in thousands)	$83,129	$78,873	$156,059	$133,044
	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.2%	83.0%	79.8%	81.5%
Other operating costs and expenses	1.7%	1.6%	1.9%	1.9%
Selling, general and administrative expenses	12.2%	12.8%	13.4%	14.6%
Acquisition costs	(0.1%)	—	(0.1%)	0.5%
Stock based costs	1.8%	—	1.0%	—

Operating income	3.2%	2.6%	4.0%	1.5%
Interest expense	0.5%	0.5%	0.4%	0.6%
Minority interest	0.6%	(0.2%)	0.7%	(0.1%)
Provision for income taxes	0.9%	1.3%	1.1%	0.7%
Loss from discontinued operations	—	0.1%	—	0.1%

Net income	1.2%	0.9%	1.8%	0.2%

Net Revenues — Consolidated net revenues for the three and six month periods ended September 30, 2004 increased to $83.1 million from $78.9 million ($4.2 million or 5.4%) and to $156.1 million from $133.0 million ($23.1 million or 17.3%) respectively, as compared to the same periods ended September 30, 2003. The increase for the three month period ended September 30, 2004 is attributable to increases of $3.4 million in the consumer electronics segment and $816,000 in the sporting goods segment. The increase for the six month period ended September 30, 2004 is attributable to increases of $19.6 million in the consumer electronics segment and $3.4 million in the sporting goods segment. Increases in both segments for both periods were due primarily to increases in units sold, and to a lesser degree, higher pricing agreements.

Cost of Sales – Cost of sales, as a percentage of consolidated net revenues, decreased to 81.2% from 83.0% and to 79.8% from 81.5% for the three and six month periods ended September 30, 2004 as compared to the same period in the prior year. The decrease in cost of sales as a percentage of net revenues for both periods were primarily the result of increased licensing revenues in the consumer electronics segment and higher margin sales in both the consumer electronics and sporting goods segments. In absolute terms, cost of sales increased to $67.5 million from $65.4 million ($2.1 million or 3.2%) and to $124.5 million from $108.4 million ($16.1 million or 14.9%) for the three and six month periods of fiscal 2005 as compared to the same periods in fiscal 2004. The increases for both segments and periods were primarily due to higher unit volumes.

Other Operating Costs and Expenses — Other operating costs and expenses are associated with the consumer electronics segment. As a percentage of consolidated net revenues, other operating costs and expenses increased to 1.7% from 1.6% for the three months ended September 30, 2004 as compared to the same period in the prior year, and was relatively unchanged at 1.9% for the six month period ended September 30, 2004 as compared to the same period in fiscal 2004. In absolute terms, other operating costs and expenses increased to $1.4 million from $1.3 million ($84,000 or 6.5%) and to $2.9 million from $2.6 million ($381,000 or 14.7%) for the three and six month periods of fiscal 2005 as compared to the same periods in fiscal 2004.

Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of consolidated net revenues, decreased to 12.2% for the three months ended September 30, 2004 as compared to 12.8% for the three months ended September 30, 2003, and decreased to 13.4% from 14.6% for the six month period ended September 30, 2004 as compared to the same period in fiscal 2004. In absolute terms, S,G&A expenses increased to $10.2 million from $10.1 million ($77,000 or 0.8%) for the three month period ended September 30, 2004 as compared to the same period in fiscal 2004, and increased to $20.9 million from $19.4 million ($1.5 million or 7.8%) for the six month period ended September 30, 2004 as compared to the prior year period. The increases for both the three and six month periods are due to increases in the consumer electronics segment, partially offset by decreases in the sporting goods segment.

Acquisition Costs – Acquisition costs are associated with the consumer electronics segment. For the three and six month periods ending September 30, 2004, adjustments to acquisitions costs incurred in the prior year were recorded in fiscal 2005, resulted in a reduction in such costs of $104,000 and $175,000, respectively. For the three month period ended September 30, 2003, there was a reduction to acquisition costs of $29,000, and for the six month period ended September 30, 2003, acquisition costs totaled $614,000, or 0.5% of consolidated net revenues.

Stock Based Costs — Stock based costs are associated with the consumer electronics segment and relate to the cost of warrants associated with consulting service agreements and stock options exercised in a cashless manner (See Note 4 to accompanying financial statements). In absolute terms, stock based costs were approximately $1.6 million for the three and six month periods ended September 30, 2004, as compared to $19,000 and $37,000 for the three and six month periods ended September 30, 2003, respectively.

Interest Expense, Net – Interest expense decreased $19,000 to $381,000 (0.5% of net revenues) from $400,000 (0.5% of net revenues) for the three months ended September 30, 2004 as compared to the same period in fiscal

2004. For the six months ended September 30, 2004, interest expense decreased $147,000, or 17.9%, to $675,000 (0.4% of net revenues) from $822,000 (0.6% of net revenues) for the same period in fiscal 2004. The decrease in interest expense was primarily the result of lower average borrowings in the sporting goods segment.

Minority Interest in Net Income of Consolidated Subsidiary – Minority interest in net income of consolidated subsidiary represents that portion of the sporting goods segment net income for the three and six month periods ended September 30, 2004 and 2003 that was attributable to SSG shareholders other than Emerson, and therefore not included in the consolidated statements of operations. (See Note 1)

Provision for Income Taxes – The provision for income taxes decreased $257,000, or 24.7%, to $785,000 for the three months ended September 30, 2004 from approximately $1.0 million for the three months ended September 30, 2003. For the six months ended September 30, 2004, the provision for income taxes increased $756,000 to $1.7 million as compared to approximately $1.0 million for the six months ended September 30, 2003. The increase in the provision for income taxes for the six month ending September 30, 2004 was primarily due to an increase in pre-tax profit in the consumer electronics segment.

Loss from Discontinued Operations – From July 2003 through October 2003, SSG ceased operations of several of its Team Dealer locations. In November 2003, SSG sold all of the issued and outstanding shares of capital stock of its wholly owned subsidiary — ATEC. There were no amounts recorded for these operations (the “discontinued operations”) for the three and six month periods ended September 30, 2004 as compared to a loss of approximately $100,000 and $105,000 for the three and six month periods ended September 30, 2003, respectively.

Net Income (Loss) — As a result of the foregoing factors, we earned net income of $989,000 (1.2% of net revenues) and $2.8 million (1.8% of net revenues) for the three and six months ended September 30, 2004 as compared to $681,000 (0.9% of net revenues) and $236,000 (0.2% of net revenues) for the same periods in fiscal 2004.

Consumer Electronics Segment:

     The following table summarizes certain financial information relating to the consumer electronics segment for the three and six month periods ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30		Six Months Ended September 30
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net revenues	$59,880	$56,440	$107,706	$88,090
Cost of sales	50,994	49,054	90,403	75,669
Other operating Costs	1,377	1,293	2,930	2,549
Selling, general and administrative costs	4,425	3,861	9,005	7,284
Acquisition costs	(104)	(29)	(175)	614
Stock based costs	1,563	6	1,563	24

Operating income	1,625	2,255	3,980	1,950
Interest expense, net	329	250	564	528

Income before income taxes taxes	1,296	2,005	3,416	1,422
Provision for income taxes	785	1,111	1,731	975

Net income	$511	$894	$1,685	$447

Net Revenues — Consumer electronics net revenues for the three months ended September 30, 2004 increased $3.4 million, or 6.1%, to $59.9 million from $56.4 million for the three months ended September 30, 2003. For the six months ended September 30, 2004, net revenues increased $19.6 million, or 22.3%, to $107.7 million from $88.1 million for the six months ended September 30, 2003. Consumer electronics net revenues are comprised of Emerson branded product sales, themed product sales and licensing revenues. Emerson branded product sales are earned from the sale of products bearing the Emerson or HH Scott brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson and HH Scott brand names to licensees for a fee. The increase in net revenues for the three and six month periods was comprised of:

i)	An increase in revenues from the sale of Emerson branded product of $5.2 million, or 10.1%, to $54.2 million from $49.0 million for the three months ending September 30, 2004 as compared to the same period in fiscal 2004. Revenues for the six months ending September 30, 2004 of Emerson branded product increased $20.3 million, or 26.2%, to $97.5 million from $77.2 million for the same period in fiscal 2004. These revenue increases were primarily due to increased orders from our primary customers associated with an overall improving economy.

ii)	A decrease in themed product sales to $3.0 million and $3.5 million from $5.4 million and $5.7 million for the three and six months ended September 30, 2004 and September 30, 2003, respectively. These decreases were primarily due to decreases in the Girlpower themed products, partially offset by the continued increased sales of Nickelodeon themed products.

iii)	Licensing revenues increased by approximately $655,000, or 31.9% to approximately $2.7 million for the second quarter of fiscal 2005 from $2.1 million in the second quarter of fiscal 2004. Licensing revenues increased by approximately $1.5 million, or 28.9%, to $6.7 million for the six months in fiscal 2005 as compared to $5.2 in the same period in fiscal 2004.

Cost of Sales — Cost of sales, as a percentage of consumer electronics net revenues, decreased for the three months ended September 30, 2004 to 85.2% from 86.9% for the three months ended September 30, 2003. For the six months ended September 30, 2004 cost of sales decreased to 83.9% from 85.9% for the six months ended September 30, 2003. In relative terms, the decreases in cost of sales for the three and six month periods were due to increased licensing revenues and higher margin sales. Higher margins resulted from a continuing shift in sales from our direct import to our domestic business. In absolute terms, costs of sales for the three months ended September 30, 2004 increased $1.9 million, or 3.9%, to $51.0 million from $49.1 million for the three months ended September 30, 2003. For the six months ended September 30, 2004, cost of sales increased $14.7 million, or 19.5%, to $90.4 million from $75.7 million for the six months ended September 30, 2003.

Gross profit margins continue to be subject to competitive pressures arising from lower pricing of the product categories in the consumer electronics market in which Emerson competes. Emerson’s branded products are generally placed in the low-to-medium priced category of the market.

Other Operating Costs and Expenses — Other operating costs and expenses, as a percentage of consumer electronics net revenues, remained relatively unchanged at 2.3% for the three month periods ended September 30, 2004 and September 30, 2003, and decreased to 2.7% for the six month period of fiscal 2005 compared to 2.9% for the same period in fiscal 2004. In absolute terms, other operating costs and expenses increased to $1.4 million from $1.3 million ($84,000 or 6.5%) and to $2.9 million from $2.6 million ($381,000 or 14.7%) for the three and six month periods ended September 30, 2004 as compared to the same periods in fiscal 2004. The increase for both the three and six month periods in absolute terms were primarily due to increased net revenues.

Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, increased approximately $564,000 or 14.6%, to $4.4 million (7.4% of the consumer electronics net revenues) from $3.9 million (6.8% of the consumer electronics net revenues) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. For the six months ended September 30, 2004, S,G&A expenses increased $1.7 million, or 23.6%, to $9.0 million (8.4% of the consumer electronics net revenues) from $7.3 million (8.3% of the consumer electronics net revenues). The increases in absolute terms for the three months ended September 30, 2004, were primarily due to increased advertising, payroll related and freight expenditures of approximately $300,000, $340,000 and $225,000, respectively, partially offset by decreases in various other S,G&A costs. The increase in absolute terms for the six months ended September 30, 2004, primarily resulted from: (i) advertising expenses of approximately $560,000; (ii) payroll related costs of approximately $373,000; (iii) legal fees of approximately $216,000; and (iv) freight costs of approximately $360,000.

Acquisition Costs – Acquisition costs incurred in the fourth quarter of fiscal 2004 were adjusted in the first and second quarters of fiscal 2005, resulting in a reduction of such costs of $104,000 and $175,000, respectively, as compared to a credit of $29,000 and expenses totaling $614,000 for the three and six months ended September 30, 2003. These costs were associated with contemplated acquisition transactions in fiscal 2004 that were not completed.

Stock Based Costs — Stock based costs relate to the cost of warrants issued in exchange for consulting services and, in the second quarter of fiscal 2005, to stock options exercised in a cashless manner (See note 4 to accompanying financial statements).

Interest Expense, net — Interest expense increased $79,000, or 31.6%, to $329,000 for the three months ended September 30, 2004, from $250,000 for the three months ended September 30, 2003. For the six months ended September 30, 2004, interest expense increased $36,000, or 6.8%, to $564,000 from $528,000 for the same period ended September 30, 2003. The increases in interest expense for the three and six month periods were the result of higher average borrowings used for increased inventory in preparation for the traditionally higher demand holiday season, and increasing inventory balances resulting from the continuing shift from our direct import to our domestic business.

Provision for Income Taxes — The provision for income taxes was approximately $785,000 and $1.7 million for the three and six months ended September 30, 2004, respectively, as compared to $1.1 million and $975,000 for the three and six month periods ended September 30, 2003. The increase in the provision for the six month period ended September 30, 2004 was primarily the result of higher pre-tax profit as compared to the same periods in fiscal 2004.

Net Income (Loss) — As a result of the foregoing factors, the consumer electronics segment earned net income of $511,000 (0.9% of net revenues) for the three months ended September 30, 2004 as compared to $894,000 (1.6% of net revenues) for the three months ended September 30, 2003. For the six months ended September 30, 2004 the consumer electronics segment earned $1.7 million (1.6% of net revenues) as compared to $447,000 (0.5% of net revenues) for the six months ended September 30, 2003.

Sporting Goods Segment:

     The following table summarizes certain financial information relating to the sporting goods segment as reported by SSG for the three and six months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30		Six Months Ended September 30
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net revenues	$23,249	$22,433	$48,353	$44,954
Cost of sales	16,501	16,368	34,126	32,720
Selling, general and Administrative	5,746	6,233	11,929	12,128

Operating income (loss)	1,002	(168)	2,298	106
Interest expense, net	52	150	111	294

Income (loss) before income taxes and discontinued operations	950	(318)	2,187	(188)
Provision (benefit) for income taxes	—	(69)	—	—
Loss from discontinued Operations	—	100	—	105

Net income (loss)	$950	$(349)	$2,187	$(293)

Net Revenues — Net revenues increased $816,000, or 3.6%, to $23.2 million from $22.4 million and increased $3.4 million, or 7.6%, to $48.4 million from $45.0 million for the three and six month periods ended September 30, 2004 and September 30, 2003, respectively. These increases were primarily the result of increased sales resulting from our increased marketing and selling efforts in a very competitive marketplace, and the resulting increases in unit volume.

Cost of Sales — Cost of sales increased by approximately $133,000 (0.8%) and $1.4 million (4.3%) for the three and six month periods ended September 30, 2004 as compared to same periods in the prior fiscal year. As a percentage of sporting goods net revenues, cost of sales decreased to 71.0% from 73.0%, and to 70.6% from 72.8% for the three and six month periods ended September 30, 2004 as compared to the same periods in the prior fiscal year. The improvements in cost of sales as a percentage of net revenues in both periods were the result of improved product gross margins, as well as pricing improvements.

Selling, General and Administrative Expenses (“S,G&A”) — S,G&A decreased approximately $487,000 (7.8%) and $199,000 (1.6%) for the three and six month periods ended September 30, 2004, respectively. As a percentage of sporting goods net revenues, SG&A decreased to 24.7% from 27.8% and to 24.7% from 27.0% for the three and six month periods ended September 30, 2004 as compared to the same periods of fiscal 2004. The decrease in SG&A expenses for the three month period were primarily a result of approximately $237,000 in staff related costs, $140,000 in facility expenses and $52,000 in computer expenses. The decrease in SG&A expenses for the six month period were primarily the result of approximately $156,000 in facility expenses, $84,000 in license and royalty expenses and $84,000 in staff related costs. These decreases were partially offset by a $126,000 increase in selling and marketing expenses.

Interest Expense, net – Interest expense decreased $98,000 and $183,000 for the three and six month periods ended September 30, 2004 and 2003, respectively. The cash received from the sale of SSG’s ATEC subsidiary in November 2003 resulted in a reduction of SSG’s debt and reduced interest expense.

Provision for Income Taxes – For the three and six month periods ended September 30, 2004, SSG recorded no income tax provision due to the existence of prior net operating losses to offset current income, and no change in managements’ estimate of the extent to which deferred tax assets are realizable. (See Note 6)

Loss from Discontinued Operations – Discontinued operations reflect net operating losses related to our discontinued and sold team dealer operations, and the sale of SSG’s ATEC subsidiary for the three and six month periods ended September 30, 2003. (See Note 11)

Net Income — As a result of the foregoing factors, the sporting goods segment earned net income of approximately $950,000, or 4.1% of net revenues, for the three months ended September 30, 2004 as compared to a net loss of $349,000 for the three months ended September 30, 2003. For the six months ended September 30, 2004 the sporting goods segment earned net income of $2.2 million, or 4.5% of net revenues, as compared to a net loss of $293,000 for the six months ended September 30, 2003.

Liquidity and Capital Resources

     As of September 30, 2004, we had cash and cash equivalents of approximately $5.1 million compared to approximately $6.4 million at March 31, 2004. Working capital decreased to $43.5 million at September 30, 2004 as compared to $46.8 million at March 31, 2004. The decrease in cash and cash equivalents of approximately $1.3 million was primarily due to increases in cash used by operating activities, partially offset by increases in cash provided by financing activities, as described below.

     Cash flows used in continuing operating activities was approximately $19.1 million for the six months ended September 30, 2004,primarily related to increases in inventory and accounts receivable due to the traditional seasonality which results in higher levels of sales and higher requirements for inventory balances, and the continuing shift from the direct import to domestic business.

     Net cash used by investing activities was approximately $523,000 for the six months ended September 30, 2004, which consisted primarily of machinery and office equipment fixed asset purchases.

     Net cash provided from financing activities was approximately $18.3 million for the six months ended September 30, 2004, due primarily to the net increase in borrowings needed to secure increased inventory levels for the upcoming holiday selling season.

     Emerson and SSG maintain credit facilities as described in Note 8 to our consolidated financial statements – Borrowings. At September 30, 2004, there were approximately $23.2 million of borrowings outstanding under these facilities and no letters of credit outstanding. Approximately $18.7 million of borrowings were outstanding under the Emerson Loan Agreement and $4.5 million of borrowings were outstanding under the SSG Loan Agreement. At September 30, 2004, Emerson and SSG were in compliance with the covenants in each of the loan agreements. The Emerson Revolver expires in June 2005, and accordingly, all amounts outstanding under this facility have been presented as a current liability. Emerson intends to renew its banking facility or enter into a new banking facility with similar or more favorable terms then those presently existing.

     Our foreign subsidiaries maintain various credit facilities, aggregating $85.0 million, consisting of the following:

•	three letter of credit facilities totaling $30.0 million which is used for inventory purchases; and

•	four back-to-back letter of credit facilities totaling $55 million.

     At September 30, 2004, our foreign subsidiaries pledged approximately $6.9 million in certificates of deposit to these banks to assure the availability of the $30.0 million of credit facilities. At September 30, 2004, there were approximately $22.1 million of letters of credit outstanding under these credit facilities. These letter of credit facilities require the foreign subsidiary to meet a net worth covenant which was complied with at September 30, 2004.

     At present, we believe that future cash flow from operations and our existing institutional financing noted above will be sufficient to fund all of our cash requirements for the next twelve months.

     The following summarizes our obligations at September 30, 2004 for the periods shown (in thousands):

	Payment due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Notes Payable	$23,167	$18,700	—	$4,467	$—
Capital lease obligations	61	36	25	—	—
Leases	7,346	2,110	4,542	694	—

Total	$30,574	$20,846	$4,567	$5,161	$—

     There were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of September 30, 2004.

Critical Accounting Policies

     For the six month period ended September 30, 2004, there were no significant changes to our accounting policies from those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Inflation, Foreign Currency, and Interest Rates

     Neither inflation nor currency fluctuations had a significant effect on our results of operations during the first and second quarters of fiscal 2005. Our exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The consumer electronics segment purchases virtually all of its products from manufacturers located in various Asian countries.

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

     Generally, the Amended Complaint alleges that Emerson and the Individual Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated there under, by (i) issuing certain positive statements during the Class Period regarding our ability to replace lost revenues attributable to our Hello Kitty® license and (ii) omitting to disclose that Emerson suffered allegedly soured relationships with its largest retail customers. The Amended Complaint further alleges that these statements were materially false and misleading when made because Emerson allegedly misrepresented and omitted certain adverse facts which then existed and disclosure of which was necessary to make the statements not false and misleading. The Defendants deny all allegations and have moved to dismiss the Complaint in its entirety for failure to state a claim. Emerson and the Individual Defendants intend to defend the lawsuit vigorously.

     For other information on litigation to which the Company is a party, reference is made to Part 1 Item 3 — Legal Proceedings in our most recent annual report on Form 10-K.

ITEM 2. Changes in Securities and Use of Proceeds.

     In August 2004, in connection with a consulting arrangement, we granted warrants to purchase 50,000 shares of our common stock with an exercise price of $3.00 per share. These warrants were issued in a transaction not involving a public offering and exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Share Repurchases:

     For the quarter ending September 30, 2004, we did not repurchase any shares under the Emerson Radio Corp.’s common stock share repurchase program. The share repurchase program was publicly announced in September 2003 to repurchase up to 2,000,000 shares of Emerson’s outstanding common stock. Share repurchases are made from time to time in open market transactions in such amounts as determined in the discretion of Emerson’s management within the guidelines set forth by Rule 10b — 18 under the Securities Exchange Act. Prior to the September 30, 2004 quarter, we repurchased 1,111,625 shares under this program. As of September 30, 2004, the maximum number of shares that are available to be repurchased under Emerson Radio Corp’s common share repurchase program was 888,375.

ITEM 3. Default Upon Senior Securities.

     (a) None

     (b) None

ITEM 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of the Company’s shareholders was held on August 6, 2004, at which time the shareholders (i) elected the following slate of nominees as the Board of Directors: Robert H. Brown, Jr., Peter G. Bunger, Jerome H. Farnum, Herbert A. Morey and Geoffrey P. Jurick; (ii) approved Emerson’s 2004 Employee Stock Incentive Plan; and (iii) approved Emerson’s 2004 Non-Employee Outside Director Stock Option Plan. There were 27,037,608 shares of outstanding capital stock of the company entitled to vote at the record date for this meeting and there were present at such meeting, in person or by proxy, stockholders holding 15,832,214 shares of the Company’s Common Stock, which represented 58.6% of the total capital stock outstanding and entitled to vote. (i) There were 15,832,214 shares voted on the matter of the election of directors. The result of the votes cast regarding each nominee for office was:

	Votes For	Votes Withheld
Robert H. Brown, Jr.	14,869,824	962,390
Peter G. Bunger	13,183,547	2,648,667
Jerome H. Farnum	14,868,599	963,615
Herbert A. Morey	14,930,013	902,201
Geoffrey P. Jurick	15,061,364	770,850

     (ii) There were 15,832,214 shares voted on the matter of the approval of Emerson’s 2004 Employee Stock Incentive Plan, which results were as follows:

Votes For	Votes Against	Abstain
14,114,479	1,688,639	29,096

(iii) There were 15,832,214 shares voted on the matter of the approval of Emerson’s 2004 Non-Employee Outside Director Stock Option Plan, which results were as follows:

Votes For	Votes Against	Abstain
14,475,963	1,323,813	32,438

ITEM 5. Other Information.

          None

ITEM 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

10.13.3	Lease Agreement dated as of October 8, 2004 between Sealy TA Texas, L.P., a Georgia limited partnership, and Emerson Radio Corp.*

10.18.1	Emerson Radio Corp. 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 1 of Emerson’s 2004 Proxy Statement).

10.18.2	Emerson Radio Corp. 2004 Non-Employee Outside Director Stock Option Plan (incorporated by reference to Exhibit 2 of Emerson’s 2004 Proxy Statement).

10.28.2	Common Stock Purchase Warrant Agreement entered into on August 1, 2004 by and between Emerson Radio Corp. and EPOCH Financial Services, Inc. *

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)	Reports on Form 8-K:

Current report on Form 8-K, dated August 2, 2004, furnishing the press release announcing the Company’s financial results for the quarter ended June 30, 2004.

Current report on Form 8-K, dated October 25, 2004,announcing the appointment of Guy A. Paglinco as Vice President and Chief Financial Officer.

*	filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON RADIO CORP.

(Registrant)

Date: November 15, 2004	/s/ Geoffrey P. Jurick

Geoffrey P. Jurick
Chairman of the Board,
Chief Executive Officer and
President
(Principal Executive Officer)

Date: November 15, 2004	/s/ Guy A. Paglinco

Vice President and
Chief Financial Officer
(Principal Finance and
Accounting Officer)