Form 10-Q
period 2004-12-31
EMERSON RADIO CORP
filed 2005-02-03
CIK 32621

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended   December 31, 2004 __________________
                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------

Commission file number       0-25226 ____________________________________

                              EMERSON RADIO CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                   22-3285224
--------------------------------                ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

   9 Entin Road   Parsippany, New Jersey                    07054
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)

                                 (973) 884-5800
--------------------------------------------------------------------------------

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

         Indicate the number of shares outstanding of common stock as of January 24, 2005: 27,103,164.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)



                                     Three Months Ended              Nine Months Ended
                                  -----------------------         -----------------------
                                   December      December         December       December
                                   31, 2004      31, 2003         31, 2004       31, 2003
                                  ---------     ---------         ---------     ---------
NET REVENUES                      $  94,679     $  76,345         $ 250,738     $ 209,389
COSTS AND EXPENSES:
Cost of sales                        80,108        62,992           204,637       171,381
Other operating costs
  and expenses                        1,127         1,414             4,057         3,963
Selling, general and
  administrative expenses            10,249        10,564            31,183        29,964

Acquisition costs                       (29)          (19)             (204)          595
Stock based costs                        --           487             1,563           523
                                  ---------     ---------         ---------     ---------
                                     91,455        75,438           241,236       206,426
                                  ---------     ---------         ---------     ---------
OPERATING INCOME                      3,224           907             9,502         2,963

Interest expense, net                  (458)         (322)           (1,133)       (1,144)
Minority interest in net
  (income) loss of
  consolidated subsidiary               839          (272)             (239)         (190)
                                  ---------     ---------         ---------     ---------
INCOME BEFORE INCOME TAXES AND
  DISCONTINUED OPERATIONS             3,605           313             8,130         1,629

Provision for income taxes            1,632           653             3,363         1,628
                                  ---------     ---------         ---------     ---------
INCOME (LOSS) FROM CONTINUING         1,973          (340)            4,767             1
  OPERATIONS
Income from discontinued
  operations, net of tax                 --         3,153                --         3,048
                                  ---------     ---------         ---------     ---------
NET INCOME                        $   1,973     $   2,813         $   4,767     $   3,049
                                  =========     =========         =========     =========

BASIC NET INCOME (LOSS)
PER SHARE:
  Continuing operations           $    0.07     $   (0.01)        $    0.18     $      --
  Discontinued operations                --          0.11                --          0.11
                                  ---------     ---------         ---------     ---------
                                  $    0.07     $    0.10         $    0.18     $    0.11
                                  =========     =========         =========     =========
DILUTED NET INCOME (LOSS)
PER SHARE:
  Continuing operations           $    0.07     $   (0.01)        $    0.17     $      --
  Discontinued operations                --          0.11                --          0.11
                                  ---------     ---------         ---------     ---------
                                  $    0.07     $    0.10         $    0.17     $    0.11
                                  =========     =========         =========     =========
WEIGHTED AVERAGE SHARES
OUTSTANDING:
  Basic                              27,103        27,189            26,938        27,388
  Diluted                            27,319        27,189            27,284        28,259

           The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                               December      March 31,
                                                               31, 2004        2004
                                                             -----------    ----------
ASSETS                                                       (Unaudited)

Current Assets:
  Cash and cash equivalents                                   $   2,727     $   6,369
  Cash and cash equivalents - restricted                          7,740         2,950
  Accounts receivable (less allowances of $4,838 and
    $3,653, respectively)                                        35,052        19,948
  Other receivables                                               2,282         2,821
  Inventories                                                    54,314        46,997
  Prepaid expenses and other current assets                       3,211         2,394
  Deferred tax assets                                             5,113         5,887
                                                              ---------     ---------
     TOTAL CURRENT ASSETS                                       110,439        87,366


Property and equipment - (net of accumulated depreciation
  and amortization of $8,852 and $7,442, respectively)            8,097         7,822
Deferred catalog expenses                                         1,175         1,695
Trademarks and other intangible assets (net of accumulated
  amortization of $4,184 and $3,845, respectively)                5,186         5,168
Deferred tax assets                                              12,546        15,263
Other assets                                                      1,496         1,355
                                                              ---------     ---------
     TOTAL ASSETS                                             $ 138,939     $ 118,669
                                                              =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term borrowings                  $     109     $      58
  Short-term borrowings                                          21,987         4,762
  Revolver - current                                             11,300            --
  Accounts payable and other current liabilities                 30,278        32,787
  Accrued sales returns                                           2,663         2,521
  Income taxes payable                                              352           509
                                                              ---------     ---------
     TOTAL CURRENT LIABILITIES                                   66,689        40,637

Long-term borrowings                                              2,681        15,027
Minority interest                                                16,032        15,793

Shareholders' Equity:
  Preferred shares - 10,000,000 shares authorized, 3,677
    shares issued and outstanding                                 3,310         3,310
  Common shares - $.01 par value, 75,000,000 shares
    authorized; 52,783,131 shares issued and
    27,103,164 shares outstanding                                   528           523
  Capital in excess of par value                                117,862       116,304
  Accumulated other comprehensive losses                            (88)          (83)
  Accumulated deficit                                           (44,243)      (49,010)
  Treasury stock, at cost, 25,679,967 shares                    (23,832)      (23,832)
                                                              ---------     ---------
     TOTAL SHAREHOLDERS' EQUITY                                  53,537        47,212
                                                              ---------     ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 138,939     $ 118,669
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

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                               Nine Months Ended
                                                            -----------------------
                                                             December     December
                                                             31, 2004     31, 2003
                                                            ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Income from continuing operations                       $   4,767     $       1
    Adjustments to reconcile net income to
       net cash provided by operating activities:
       Minority interest                                          239           190
       Depreciation and amortization                            2,249         2,769
       Stock based costs                                        1,563           523
       Deferred tax expenses                                    3,491         3,875
       Asset allowances, reserves and other                     1,832           628
       Changes in assets and liabilities:
          Cash and cash equivalents - restricted               (4,790)           --
          Accounts receivable                                 (17,157)       (7,580)
          Other receivables                                       539         1,072
          Inventories                                          (7,100)        2,367
          Prepaid expenses and other current assets              (297)        2,341
          Other assets                                           (474)          (21)
          Accounts payable and other current liabilities       (2,340)        1,235
          Income taxes payable                                   (157)         (740)
                                                            ---------     ---------
  Net cash provided (used) by continuing operations           (17,635)        6,660
  Net cash provided (used) by discontinued operations             (27)          469
                                                            ---------     ---------
  Net cash provided (used) by operating activities            (17,662)        7,129
                                                            ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment (continuing
       operations)                                             (2,210)         (323)
  Proceeds from sale of discontinued operations                    --        10,517
                                                            ---------     ---------
  Net cash provided (used) by investing activities             (2,210)       10,194
                                                            ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net short-term borrowings                                  17,701         2,132
    Purchase of common stock                                       --        (2,943)
    Exercise of stock options and warrants                         --          (242)
    Long-term borrowings                                      106,669       114,010
  Repayments of long-term borrowings                         (108,140)     (134,753)
                                                            ---------     ---------
  Net cash provided (used) by financing activities             16,230       (21,796)
                                                            ---------     ---------

  Net decrease in cash and cash equivalents                    (3,642)       (4,473)
  Cash and cash equivalents at beginning of year                6,369        11,413
                                                            ---------     ---------
  Cash and cash equivalents at end of period                $   2,727     $   6,940
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

                      EMERSON RADIO CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Emerson Radio Corp. ("Emerson", consolidated - the "Company") and its majority-owned subsidiaries, including Sport Supply Group, Inc. ("SSG"), which has been 53.2% owned since February 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates.

         The Company operates in two business segments: consumer electronics and sporting goods. The consumer electronics segment designs, sources, imports and markets a variety of consumer electronic products and licenses the "[EMERSON LOGO ]" trademark for a variety of products domestically and internationally to certain licensees. The sporting goods segment, which is operated through SSG, manufactures and markets sports related equipment and leisure products primarily to institutional customers in the United States.

         From July 2003 through November 2003, certain of SSG's team dealer locations were discontinued. In November 2003, SSG sold all of the issued and outstanding capital stock of its wholly-owned subsidiary, Athletic Training Equipment Company, Inc. ("ATEC"). Collectively, SSG refers to these operations as "Discontinued Operations" and accordingly, the accompanying financial statements reflect these as discontinued operations. (See Note 11)

         The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of our consolidated financial position as of December 31, 2004 and the results of operations for the three and nine month periods ending December 31, 2004 and 2003. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in our annual consolidated financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2004 ("fiscal 2004"), included in our annual report on Form 10-K for fiscal 2004.

                  Certain reclassifications were made to conform the prior year's financial statements to the current presentation.

         Due to the seasonal nature of both segments, the results of operations for the three and nine month periods ending December 31, 2004 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2005 ("fiscal 2005").

         Emerson and SSG have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees: ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Emerson and SSG have adopted the disclosure-only provisions under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). For the purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Our pro forma information for the three and nine months ended December 31, 2004 and 2003 is as follows (in thousands, except for per share amounts):



                                                          Three Months Ended              Nine Months Ended
                                                              December 31                    December 31
                                                       -----------------------       -------------------------
                                                          2004         2003             2004           2003
                                                       ---------     ---------       ----------     ----------
                                                             (Unaudited)                    (Unaudited)
Net income:
     As reported                                       $   1,973     $   2,813        $   4,767     $   3,049
     Add:  Employee stock-based
      compensation expense, as recorded, net of tax           --            --            1,247             8
     Less: Pro-forma employee
     stock-based compensation
     expense                                                 (86)          (10)            (219)          (17)
                                                       ---------     ---------        ---------     ---------
     Pro forma                                         $   1,887     $   2,803        $   5,795     $   3,040
                                                       =========     =========        =========     =========

Net income per common share:
     Basic - as reported                               $    0.07     $    0.10        $    0.18     $    0.11
     Basic - pro forma                                 $    0.07     $    0.10        $    0.22     $    0.11
     Diluted - as reported                             $    0.07     $    0.10        $    0.17     $    0.11
     Diluted - pro forma                               $    0.07     $    0.10        $    0.21     $    0.11



NOTE 2 - COMPREHENSIVE INCOME

         Our comprehensive income for the three and nine months ended December 31, 2004 and 2003 is as follows (in thousands):

                                      Three Months Ended    Nine Months Ended
                                          December 31          December 31
                                     ------------------     -------------------
                                       2004      2003        2004        2003
                                     -------    -------     -------     -------
                                         (Unaudited)            (Unaudited)

Net income                           $ 1,973    $ 2,813     $ 4,767     $ 3,049
Interest rate swap                        --         (4)         (4)        (12)
Unrealized loss on securities, net        --        (23)         (1)        (26)
Recognition of unrealized losses
  related to investments
  included in net income                  --         --          --          42
                                     -------    -------     -------     -------
Comprehensive income                 $ 1,973    $ 2,786     $ 4,762     $ 3,053
                                     =======    =======     =======     =======


NOTE 3 - NET EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                           Three Months Ended          Nine Months Ended
                                              December 31                December 31
                                       ------------------------     ------------------------
                                          2004          2003           2004          2003
                                       ----------    ----------     ----------    ----------
                                             (Unaudited)                  (Unaudited)
NUMERATOR:
Net earnings (loss) from continuing
   operations for basic and diluted
   earnings per share                  $    1,973    $     (340)    $    4,767    $        1
                                       ==========    ==========     ==========    ==========
DENOMINATOR:
Denominator for basic earnings
   per share - weighted average
   shares                                  27,103        27,189         26,938        27,388
Effect of dilutive securities:
   Options and warrants                       216            --            346           871
                                       ----------    ----------     ----------    ----------
Denominator for diluted
   earnings per share -
   weighted average shares and
   assumed conversions                     27,319        27,189         27,284        28,259
                                       ==========    ==========     ==========    ==========

Basic earnings (loss) per share:
   Continuing operations               $     0.07    $    (0.01)    $     0.18    $       --
   Discontinued operations                     --          0.11             --          0.11
                                       ----------    ----------     ----------    ----------
Basic earnings per share               $     0.07    $     0.10     $     0.18    $     0.11
                                       ==========    ==========     ==========    ==========

Diluted earnings (loss) per share:
   Continuing operations               $     0.07    $    (0.01)    $     0.17    $       --
   Discontinued operations                     --          0.11             --          0.11
                                       ----------    ----------     ----------    ----------
Diluted earnings per share             $     0.07    $     0.10     $     0.17    $     0.11
                                       ==========    ==========     ==========    ==========


NOTE 4- SHAREHOLDERS' EQUITY

         Our outstanding capital stock at December 31, 2004 consisted of common stock and Series A convertible preferred stock in which the conversion feature expired effective March 31, 2002.

         At December 31, 2004, Emerson had outstanding approximately 732,000 options with exercise prices ranging from $1.00 to $3.26 and SSG had outstanding approximately 556,000 options with exercise prices ranging from $0.95 to $9.44.

         On August 1, 2002, in connection with a consulting agreement, Emerson granted 200,000 warrants with an exercise price of $2.20, of which 100,000 warrants vested after six months and 100,000 warrants vested one year from date of grant. In February 2003, 100,000 of these warrants were exercised. In November 2003, the remaining 100,000 of these warrants were exercised under a cashless exercise and 45,544 shares of common stock were issued. The warrants were valued using the Black-Scholes valuation model and were charged to earnings over the related service period of the consulting agreement with approximately $396,000 and $421,000 being charged to operations for the three and nine months ended December 31, 2003, respectively.

         In September 2003, the Company publicly announced the Emerson Radio Corp. common stock repurchase program. The program provides for share repurchase of up to 2,000,000 shares of Emerson's outstanding common stock. As of December 31, 2004, the Company had repurchased 1,111,625 shares under this program. During the quarter ended December 31, 2004, there were no shares repurchased under this program. Repurchase of the Company's shares are subject to certain conditions under Emerson's banking facility.

         On October 7, 2003, in connection with a consulting agreement, Emerson granted 50,000 warrants with immediate vesting and an exercise price of $5.00 per share with an expiration date of October 2008. These warrants were valued using the Black-Scholes valuation model, which resulted in $90,500 being charged to earnings during the quarter ended December 31, 2003. For the three and nine months ended December 31, 2004, no expense was charged to operations for these warrants. As of December 31, 2004, these warrants had not been exercised.

         On August 1, 2004, in connection with a consulting agreement, Emerson granted 50,000 warrants with immediate vesting and an exercise price of $3.00 per share with an expiration date of August 2009. These warrants were valued using the Black-Scholes valuation model, which resulted in $88,500 being charged to earnings during the quarter ended September 30, 2004 and the nine month period ended December 31, 2004. As of December 31, 2004, these warrants had not been exercised.

         During the quarter ended September 30, 2004, 725,000 of Emerson's stock options were exercised in a cashless manner, resulting in 472,781 shares of Emerson's common stock being issued. Such exercises were accounted for in accordance with Emerging Issues Task Force Issue 84-18: Stock Option Pyramiding (EITF 84-18), which resulted in a non-cash, pre-tax charge of approximately $1.5 million in the quarter ended September 30, 2004 and the nine month period ended December 31, 2004.

NOTE 5 - INVENTORY

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for the consumer electronics segment and the average cost method is used for the sporting goods segment. As of December 31, 2004 and March 31, 2004, inventories consisted of the following (in thousands):

                                       December     March 31,
                                       31, 2004       2004
                                       --------     --------
                                      (Unaudited)

          Raw materials                $  1,305     $  1,138
          Work-in-process                    41           67
          Finished goods                 55,682       48,878
                                       --------     --------
                                         57,028       50,083
          Less inventory allowances      (2,714)      (3,086)
                                       --------     --------
                                       $ 54,314     $ 46,997
                                       ========     ========

NOTE 6 - INCOME TAXES

                  We have tax net operating loss carry forwards included in net deferred tax assets that are available to offset future taxable income and can be carried forward for 15 to 20 years. Although realization is not assured, we believe it is more likely than not that all of the net deferred tax assets will be realized through tax planning strategies available in future periods and through future profitable operating results. The amount of the deferred tax assets considered realizable, however, could be reduced or eliminated if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced. If we determine that we would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

NOTE 7 - RELATED PARTY TRANSACTIONS

         Effective March 1997, Emerson entered into a Management Services Agreement with SSG, under which each company provides various managerial and administrative services to the other company for fees at terms which reflect arms length transactions. These charges have been eliminated in consolidation, but are included in the determination of net income in the segment information presented in Note 9.

NOTE 8 - BORROWINGS

         As of December 31, 2004 and March 31, 2004, short-term borrowings consisted of the following (in thousands):


                                          December 31,     March 31,
                                             2004            2004
                                         ------------    ------------
                                         (Unaudited)

Foreign bank loans                       $    21,987     $      4,762
                                         ===========     ============


         As of December 31, 2004 Emerson's foreign subsidiaries had four letter of credit facilities totaling $30.0 million which are used for inventory purchases. In order to maintain the availability of these facilities $7.7 million in short term certificates of deposit has been pledged as collateral, and is presented as restricted cash on the accompanying balance sheet as of December 31, 2004.

         As of December 31, 2004 and March 31, 2004, borrowings under long-term facilities consisted of the following (in thousands):

                                                  December 31,    March 31,
                                                     2004           2004
                                                 ------------    -----------
                                                 (Unaudited)

Emerson Revolver                                 $   11,300      $    8,000
Sport Supply Revolver                                 2,000           6,972
Mortgage Payable                                        732              --
Equipment notes and other                                58             113
                                                 ----------      ----------
                                                     14,090          15,085

Less Emerson Revolver - current                     (11,300)             --
Less current maturities                                (109)            (58)
                                                 ----------      ----------
Long term debt and notes payable                 $    2,681      $   15,027
                                                 ==========      ==========

         Emerson Credit Facility - On June 28, 2002, Emerson entered into a $40 million Revolving Credit and Term Loan Agreement (the "Emerson Loan Agreement") with several U.S. financial institutions. The Emerson Loan Agreement provides for a $25 million revolving line of credit (the "Emerson Revolver"). The Emerson Loan Agreement also provided for a $15 million term loan, which was repaid in full in fiscal 2004. The $25 million revolving line of credit replaced Emerson's $15 million senior secured facility and provides for revolving loans, subject to individual maximums which, in the aggregate, are not to exceed the lesser of $25 million or a "Borrowing Base" as defined in the Emerson Loan Agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime plus 0.50% to 1.25% or, at Emerson's election, LIBOR plus 2.00% to 2.75% depending on certain financial covenants. The interest rate charged on the Term Loan ranged from prime plus 1.00% to 1.75% or, at Emerson's election, LIBOR plus 2.5% and 3.25% depending on certain financial covenants and amortized over a three-year period. Pursuant to the Emerson Loan Agreement, Emerson is restricted from, among other things, paying certain cash dividends, repurchasing Emerson's common stock and entering into certain transactions without the lender's prior consent and is subject to certain net worth and leverage financial covenants. Amounts outstanding under the Emerson Loan Agreement are secured by substantially all of Emerson's tangible assets.

         As of December 31, 2004, there was approximately $11.3 million outstanding under the Emerson Revolver and Emerson was in compliance with the covenants contained in the Emerson Loan Agreement. The Emerson Revolver expires in June 2005, and accordingly, all amounts outstanding under this facility have been presented as a current liability. Prior to expiration, Emerson intends to renew its banking facility or enter into a new banking facility with similar or more favorable terms than those presently existing.

         Sport Supply Credit Facility - During the quarter ended December 31, 2003, SSG amended its Loan and Security Agreement (the "SSG Loan Agreement") to finance its working capital requirements through October 31, 2007. Under this amendment, SSG's line of credit was reduced from $25 million to $20 million; its borrowing rates were reduced from LIBOR plus 2.5% to LIBOR plus 2.25%; and its inventory and accounts receivable borrowing bases were increased. The SSG Loan Agreement provides for revolving loans and letters of credit which, in the aggregate, cannot exceed the lesser of $20 million or a "Borrowing Base" amount based upon specified percentages of eligible accounts receivable and inventories. Amounts outstanding under the SSG Loan Agreement are secured by substantially all of the assets of SSG and its subsidiaries. Pursuant to the SSG Loan Agreement, SSG is restricted from, among other things, paying cash dividends and entering into certain transactions without the lender's prior consent and it is required to maintain certain net worth levels.

         The SSG Loan Agreement allows its lender, under certain circumstances, to accelerate payment upon the occurrence of an event that has a material adverse affect upon the business, operations, properties, assets, goodwill, or condition (financial or otherwise) of SSG on a consolidated basis. Effective February 2004, SSG's lender amended the SSG Loan Agreement to make this clause effective only in the event that net availability under the facility falls below a certain level. Additionally, the SSG Loan Agreement requires SSG to maintain a depository account in favor of SSG's lender. As of December 31, 2004, there was approximately $2.0 million outstanding under the SSG Loan Agreement and SSG was in compliance with the covenants in the SSG Loan Agreement.

         As of December 31, 2004, the carrying value of these credit facilities approximated fair value.


NOTE 9 - SEGMENT INFORMATION

         The following table presents certain operating segment information for each of the three and nine months ended December 31, 2004 and 2003 (in thousands):


                                       Three Months Ended                    Three Months Ended
                                        December 31, 2004                     December 31, 2003
                             ------------------------------------   ---------------------------------
                                  Consumer           Sporting          Consumer         Sporting
                                 Electronics           Goods          Electronics         Goods
                             ----------------- ------------------   ---------------- ----------------
                                         (Unaudited)                          (Unaudited)
    Net revenues from
      external customers         $  80,345         $    14,334        $   61,632        $ 14,713

    Income (loss) before
      income taxes and
      discontinued operations    $   5,458         $   (1,853)        $    2,944        $ (2,631)

    Segment assets               $ 101,607         $    37,332        $   70,260        $ 45,042


                                   Nine Months Ended                         Nine Months Ended
                                   December 31, 2004                         December 31, 2003
                             -----------------------------------   ------------------------------------
                                Consumer             Sporting           Consumer            Sporting
                               Electronics             Goods           Electronics            Goods
                             ----------------- -----------------   ----------------- ------------------
                                         (Unaudited)                          (Unaudited)
    Net revenues from
      external customers       $  188,051         $  62,687        $  149,722          $   59,667

    Income (loss) before
      income taxes and
      discontinued operations  $    7,796         $     334        $    4,448          $  (2,819)

NOTE 10 - LEGAL PROCEEDINGS

Putative Class Actions

         Between September 4, 2003 and October 30, 2003, several putative class action lawsuits were filed in the United States District Court for the District of New Jersey against Emerson and Messrs. Geoffrey Jurick, Kenneth Corby and John Raab (the "Individual Defendants") on behalf of purchasers of Emerson's publicly traded securities between January 29, 2003 and August 12, 2003 (the "Class Period.") On December 17, 2003, the Court entered a Joint Stipulation and Order consolidating these putative class actions under the caption In Re Emerson Radio Corp. Securities Litigation, 03cv4201 (JLL) (the "Consolidated Action.") Further to that Stipulation and Order, lead plaintiff was appointed and co-lead counsel and co-liaison counsel were approved by the Court in the Consolidated Action. Consistent with the Stipulation and Order, the plaintiffs filed an Amended Consolidated Complaint (the "Amended Complaint") that, among other things, added Jerome Farnum, one of Emerson's directors, as an individual defendant in the litigation.

                  Generally, the Amended Complaint alleges that Emerson and the Individual Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated there under, by (i) issuing certain positive statements during the Class Period regarding our ability to replace lost revenues attributable to the Hello Kitty(R) license and (ii) omitting to disclose that Emerson suffered allegedly soured relationships with its largest retail customers. The Amended Complaint further alleges that these statements were materially false and misleading when made because Emerson allegedly misrepresented and omitted certain adverse facts which then existed and disclosure of which was necessary to make the statements not false and misleading. Emerson and the Individual Defendants deny all allegations and have moved to dismiss the Complaint in its entirety for failure to state a claim. The motion to dismiss was timely briefed and was submitted to the Court on October 15, 2004. The Court's decision on the motion is pending. Emerson and the Individual Defendants intend to defend the lawsuit vigorously.

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

NOTE 11 - DISCONTINUED OPERATIONS

                  From July 2003 through November 2003, certain of SSG's team dealer locations were closed. In November 2003, SSG sold all of the issued and outstanding capital stock of its wholly owned subsidiary, ATEC. These closures and sale of stock, and related discontinued operations resulted in income of approximately $3.2 million and $3.0 million for the three and nine months ended December 31, 2003, respectively. The results of these transactions are presented as discontinued operations in the accompanying Consolidated Statement of Operations for the three and nine month periods ended December 31, 2003. (See
Note 1)

         The following table summarizes the results of these discontinued operations, net of related income taxes, as applicable (in thousands). (See
Note 6)


                                       Three Months Ended       Nine Months Ended
                                          December 31              December 31
                                   -----------------------  ------------------------
                                        2004        2003          2004        2003
                                    --------    --------      --------    --------
Net revenues-ATEC                   $     --    $  1,533      $     --    $  6,184
Net revenues-Team Dealers                 --         369            --       3,043
                                    --------    --------      --------    --------
Net revenues-Total                  $     --    $  1,902      $     --    $  9,227
                                    ========    ========      ========    ========

Income from operations-ATEC         $     --         182      $     --         477
Income (loss) from
   operations-Team Dealers                --          48            --        (352)
Loss on sale of Team Dealers net                    (829)                     (829)
Gain on sale of ATEC                               3,752                     3,752
                                    --------    --------      --------    --------
Total discontinued
   operations, net of tax           $     --    $  3,153      $     --    $  3,048
                                    ========    ========      ========    ========

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

FORWARD-LOOKING INFORMATION

         This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and information that is based on management's beliefs as well as assumptions made by and information currently available to management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. When used in this report, the words "anticipate", "believe", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the date hereof, and should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under "Risk Factors" set forth in our Form 10-K for the fiscal year ended March 31, 2004 and other filings with the Securities and Exchange Commission (the "SEC"). We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         We make available through our internet website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to such reports and other filings made by us with the SEC, as soon as practicable after we electronically file such reports and filings with the SEC. Our website address is www.emersonradio.com. The information contained in this website is not incorporated by reference in this report.

CONSOLIDATED OPERATIONS:

         The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three and nine months ended December 31, 2004 and 2003. A detailed discussion of the material changes in operating results is set forth under the discussion of our two operating segments: consumer electronics and sporting goods.


                                   Three Months Ended               Nine Months Ended
                                      December 31                      December 31
                             ------------------------------    -----------------------------
                                 2004             2003              2004            2003
                             ------------     -------------    -------------    ------------
                                     (Unaudited)                        (Unaudited)

Net revenues (in thousands)   $   94,679      $    76,345      $   250,738    $   209,389
                                   100.0%           100.0%           100.0%         100.0%
Cost of sales                       84.6%            82.5%            81.6%          81.9%
Other operating costs and
  expenses                           1.2%             1.9%             1.6%           1.9%
Selling, general and
  administrative expenses           10.8%            13.8%            12.4%          14.3%
Acquisition costs                     --%              --%              --%           0.3%
Stock based costs                     --%             0.6%             0.6%           0.2%
                              -----------     ------------     ------------    -----------
    Operating income                 3.4%             1.2%             3.8%           1.4%
Interest expense                     0.5%             0.4%             0.5%           0.5%
Minority interest                    0.9%           (0.4)%           (0.1)%         (0.1)%
Provision for income taxes           1.7%             0.8%             1.3%           0.8%
Income from discontinued
  operations                          --%             4.1%              --%           1.5%
                              -----------     ------------     ------------   ------------
    Net income                       2.1%             3.7%             1.9%           1.5%
                              ===========     ============     ============   ============

Net Revenues - Consolidated net revenues for the three and nine month periods ended December 31, 2004 increased to $94.6 million from $76.3 million ($18.3 million or 24.0%) and to $250.7 million from $209.4 million ($41.3 million or 19.7%) respectively, as compared to the same periods ended December 31, 2003. The increase for the three month period ended December 31, 2004 is attributable to increases of $18.7 million in the consumer electronics segment offset by a decrease of approximately $0.4 million in the sporting goods segment. The increase for the nine month period ended December 31, 2004 is attributable to increases of $38.3 million in the consumer electronics segment and $3.0 million in the sporting goods segment. Increases in both segments for the three and nine month periods were due primarily to increases in units sold, and to a lesser degree, higher pricing agreements.

Cost of Sales - Cost of sales, as a percentage of consolidated net revenues, increased to 84.6% from 82.5% and decreased to 81.6% from 81.9% for the three and nine month periods ended December 31, 2004, respectively, as compared to the same periods in the prior year. The increase in cost of sales as a percentage of net revenues for the three months ended December 31, 2004 was primarily the result of decreased licensing revenues and lower margin sales in the consumer electronics segment partially offset by higher margin sales in the sporting goods segment. For the nine months ended December 31, 2004 the decrease in costs of sales on a relative basis was due to higher licensing revenues in the consumer electronic segment as well as higher margins in both the consumer electronic and sporting goods segments. In absolute terms, cost of sales increased to $80.1 million from $63.0 million ($17.1 million or 27.2%) and to $204.6 million from $171.4 million ($33.2 million or 19.4%) for the three and nine month periods of fiscal 2005 as compared to the same periods in fiscal 2004. The increases for both periods were primarily due to higher sales volumes.

Other Operating Costs and Expenses - Other operating costs and expenses are associated with the consumer electronics segment. As a percentage of consolidated net revenues, other operating costs and expenses decreased to 1.2% from 1.9% for the three months ended December 31, 2004 as compared to the same period in the prior year, and decreased to 1.6% from 1.9% for the nine month period ended December 31, 2004 as compared to the same period in fiscal 2004. In absolute terms, other operating costs and expenses decreased to $1.1 million from $1.4 million ($0.3 million or 20.3%) and increased to $4.1 million from $4.0 million ($0.1 million or 2.4%) for the three and nine month periods of fiscal 2005 as compared to the same periods in fiscal 2004. These decreases were primarily due to lower returned product servicing costs.

Selling, General and Administrative Expenses ("S,G&A") - S,G&A, as a percentage of consolidated net revenues, decreased to 10.8% for the three months ended December 31, 2004 as compared to 13.8% for the three months ended December 31, 2003, and decreased to 12.4% from 14.3% for the nine month period ended December 31, 2004 as compared to the same period in fiscal 2004. In absolute terms, S,G&A expenses decreased to $10.3 million from $10.6 million ($0.3 million or 3.0%) for the three month period ended December 31, 2004 as compared to the same period in fiscal 2004, and increased to $31.2 million from $30.0 million ($1.2 million or 4.1%) for the nine month period ended December 31, 2004 as compared to the prior year period. The decrease for the three month period was due to the sporting goods segment, partially offset by increases in the consumer electronics segment. For the nine month period, the increase was due to a $2.0 million increase in the consumer electronics segment, offset by a decrease of $0.8 million in the sporting goods segment.

Acquisition Costs - Acquisition costs are associated with the consumer electronics segment. For the three and nine month periods ended December 31, 2004, adjustments to acquisition costs incurred in the prior year were recorded in fiscal 2005, resulting in a reduction in such costs of $29,000 and $204,000, respectively. For the three month period ended December 31, 2003, there was a reduction to acquisition costs of $19,000, and for the nine month period ended December 31, 2003, acquisition costs totaled $595,000, or 0.3% of consolidated net revenues.

Stock Based Costs - Stock based costs are associated with the consumer electronics segment and relate to the cost of warrants associated with consulting service agreements and stock options exercised in a cashless manner (See Note 4 to accompanying financial statements). In absolute terms, stock based costs were approximately $1.6 million for the nine month period ended December 31, 2004, as compared to $523,000 for the same period in the prior year. For the three month period ended December 31, 2004 there were no costs as compared to $487,000 for the three months ended December 31, 2003.

Interest Expense, Net - Interest expense increased $136,000 to $458,000 (0.5% of net revenues) from $322,000 (0.4% of net revenues) for the three months ended December 31, 2004 as compared to the same period in fiscal 2004. For the nine months ended December 31, 2004, interest expense remained relatively unchanged at $1.1 million (0.5% of net revenues) from the same period in fiscal 2004. The increase in interest expense for the three month period ended December 31, 2004 was primarily the result of higher average borrowings and borrowing costs in the consumer electronics segment.

Minority Interest in Net (Income) Loss of Consolidated Subsidiary - Minority interest in net (income) loss of consolidated subsidiary represents that portion of the sporting goods segment net (income) loss for the three and nine month periods ended December 31, 2004 and 2003 that was attributable to SSG shareholders other than Emerson, and therefore not included in the consolidated statements of operations. (See Note 1)

Provision for Income Taxes - The provision for income taxes increased $979,000, to $1.6 million for the three months ended December 31, 2004 from approximately $653,000 for the three months ended December 31, 2003. For the nine months ended December 31, 2004, the provision for income taxes increased $1.7 million to $3.4 million as compared to approximately $1.6 million for the nine months ended December 31, 2003. The increase in the provision for income taxes for the nine months ended December 31, 2004 was primarily due to an increase in pre-tax profit in the consumer electronics segment.

Income from Discontinued Operations - From July 2003 through November 2003, SSG ceased operating several of its Team Dealer locations. In November 2003, SSG sold all of the issued and outstanding shares of capital stock of its wholly owned subsidiary - ATEC. There were no amounts recorded for these operations (the "discontinued operations") for the three and nine month periods ended December 31, 2004 as compared to income of approximately $3.2 million and $3.0 million for the three and nine month periods ended December 31, 2003, respectively.

Net Income - As a result of the foregoing factors, we earned net income of approximately $2.0 million (2.1% of net revenues) and approximately $4.8 million (1.9% of net revenues) for the three and nine months ended December 31, 2004 as compared to $2.8 million (3.7% of net revenues) and $3.0 million (1.5% of net revenues) for the same periods in fiscal 2004.

CONSUMER ELECTRONICS SEGMENT:

         The following table summarizes certain financial information relating to the consumer electronics segment for the three and nine month periods ended December 31, 2004 and 2003 (in thousands):


                          Three Months Ended December 31    Nine Months Ended December 31
                          ------------------------------    -----------------------------
                               2004           2003               2004          2003
                          ------------    --------------    -------------  --------------
                                   (Unaudited)                      (Unaudited)
Net revenues              $    80,345     $    61,632      $   188,051     $   149,722

Cost of sales                  69,607          52,027          160,010         127,696
Other operating costs           1,127           1,414            4,057           3,963
Selling, general and
  administrative costs          4,621           4,300           13,626          11,572
Acquisition costs                 (29)            (19)            (204)            595
Stock based costs                  --             487            1,563             523
                          -----------    ------------      -----------     -----------
Operating income                5,019           3,423            8,999           5,373
Interest expense, net             400             207              964             735
                          -----------    ------------      -----------     -----------
Income before
  income taxes                  4,619           3,216            8,035           4,638
Provision for
  income taxes                  1,632             653            3,363           1,628
                          -----------    ------------      -----------     -----------
Net income                $     2,987    $      2,563      $     4,672     $     3,010
                          ===========    ============      ===========     ===========

Net Revenues - Consumer electronics net revenues for the three months ended December 31, 2004 increased $18.7 million, or 30.4%, to $80.3 million from $61.6 million for the three months ended December 31, 2003. For the nine months ended December 31, 2004, net revenues increased $38.3 million, or 25.6%, to $188.0 million from $149.7 million for the nine months ended December 31, 2003. Consumer electronics net revenues are comprised of Emerson(R) branded product sales, themed product sales and licensing revenues. Emerson(R) branded product sales are earned from the sale of products bearing the Emerson(R) or HH Scott(R) brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson(R) and HH Scott(R) brand names to licensees for a fee. The increase in net revenues for the three and nine month periods was comprised of:

         i) An increase in revenues from the sale of Emerson(R) branded product of $13.8 million, or 25.5%, to $68.0 million from $54.2 million for the three months ended December 31, 2004 as compared to the same period in fiscal 2004. Revenues for the nine months ended December 31, 2004 of Emerson(R) branded product increased $34.1 million, or 25.9%, to $165.5 million from $131.4 million for the same period in fiscal 2004. These revenue increases were primarily due to increased orders from primary customers and the expansion of our customer base.

         ii) An increase in themed product sales to $9.9 million and $13.4 million from $4.5 million and $10.2 million for the three and nine months ended December 31, 2004 and December 31, 2003, respectively. These increases were primarily due to the continued increase in sales of Nickelodeon(R) themed products.

         iii) Licensing revenues decreased by approximately $529,000, or 18.1% to approximately $2.4 million for the third quarter of fiscal 2005 from $2.9 million in the third quarter of fiscal 2004, which was primarily due to the timing of sales between the September and December 2004 quarters by the licensees. For the nine month period ended December 31, 2004, licensing revenues increased by approximately $969,000, or 11.9%, to $9.1 million as compared to $8.1 in the same period of fiscal 2004, primarily due to increased video sales volume.

Cost of Sales - Cost of sales, as a percentage of consumer electronics net revenues, increased for the three months ended December 31, 2004 to 86.7% from 84.4% for the three months ended December 31, 2003. For the nine months ended December 31, 2004 cost of sales decreased to 85.1% from 85.3% for the nine months ended December 31, 2003. In relative terms, the increase in cost of sales for the three month period was primarily due to decreased licensing revenues and lower margin sales. For the nine months ended December 31, 2004 the decrease in cost of sales was primarily due to an increase in licensing revenue as well as higher margin sales. Higher margins for the nine months were also partially due to a continuing shift in sales from our direct import to our domestic business. In absolute terms, cost of sales for the three months ended December 31, 2004 increased $17.6 million, or 33.8%, to $69.6 million from $52.0 million for the three months ended December 31, 2003. For the nine months ended December 31, 2004, cost of sales increased $32.3 million, or 25.3%, to $160.0 million from $127.7 million for the nine months ended December 31, 2003.

Gross profit margins continue to be subject to competitive pressures arising from lower pricing of the product categories in the consumer electronics market in which Emerson competes. Emerson's branded products are generally placed in the low-to-medium priced category of the market.

Other Operating Costs and Expenses - Other operating costs and expenses, as a percentage of consumer electronics net revenues, decreased to 1.4% from 2.3% for the three month period ended December 31, 2004 and December 31, 2003, respectively, and decreased to 2.2% for the nine month period of fiscal 2005 compared to 2.6% for the same period in fiscal 2004. In absolute terms, other operating costs and expenses decreased to $1.1 million from $1.4 million ($287,000 or 20.3%) and increased to $4.1 million from $4.0 million ($94,000 or 2.4%) for the three and nine month periods ended December 31, 2004 and December 31, 2003, respectively. The decrease for the three and nine month periods was primarily due to a decrease in returned product servicing costs.

Selling, General and Administrative Expenses ("S,G&A") - S,G&A, increased approximately $321,000 or 7.5%, to $4.6 million (5.7% of the consumer electronics net revenues) from $4.3 million (7.0% of the consumer electronics net revenues) for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. For the nine months ended December 31, 2004, S,G&A expenses increased $2.0 million, or 17.8%, to $13.6 million (7.2% of the consumer electronics net revenues) from $11.6 million (7.7% of the consumer electronics net revenues). The increase in absolute terms for the three months ended December 31, 2004, was primarily due to increased advertising, payroll related costs and freight expenditures of approximately $185,000, $125,000 and $445,000, respectively, partially offset by a decrease of $212,000 in professional fees as well as decreases in various other S,G&A costs. The increase in absolute terms for the nine months ended December 31, 2004, primarily resulted from: (i) advertising and promotional expenses of approximately $770,000; (ii) payroll related costs of approximately $335,000;
(iii) sales commission expenses of approximately $295,000; and (iv) freight costs of approximately $812,000, partially offset by decreases in other S,G&A costs.

Acquisition Costs - For the three and nine month periods ended December 31, 2004, adjustments to acquisition costs incurred in the prior year were recorded in fiscal 2005, resulting in a reduction in such costs of $29,000 and $204,000, respectively. For the three month period ended December 31, 2003, there was a reduction to acquisition costs of $19,000, and for the nine month period ended December 31, 2003, acquisition costs totaled $595,000, or 0.4% of consumer electronics net revenues. These costs were associated with contemplated acquisition transactions in fiscal 2004 that were not completed.

Stock Based Costs - Stock based costs relate to the cost of warrants issued in exchange for consulting services and, in the second quarter of fiscal 2005, to stock options exercised in a cashless manner (See Note 4 to accompanying financial statements).

Interest Expense, net - Interest expense increased $193,000, or 93.2%, to $400,000 for the three months ended December 31, 2004, from $207,000 for the three months ended December 31, 2003. For the nine months ended December 31, 2004, interest expense increased $229,000, or 31.2%, to $964,000 from $735,000 for the same period ended December 31, 2003. The increases in interest expense for the three and nine month periods were the result of higher average borrowings and higher borrowing costs. The higher average borrowings were used for increased inventory in preparation for the traditionally higher demand holiday season, and increasing inventory balances resulting from the continuing shift from our direct import to our domestic business.

Provision for Income Taxes - The provision for income taxes was approximately $1.6 million and $3.4 million for the three and nine months ended December 31, 2004, respectively, as compared to $653,000 and $1.6 million for the three and nine month periods ended December 31, 2003. The increase in the provision for both the three and nine month periods ended December 31, 2004 was primarily the result of higher pre-tax profit as compared to the same periods in fiscal 2004.

Net Income - As a result of the foregoing factors, the consumer electronics segment earned net income of $3.0 million (3.7% of net revenues) for the three months ended December 31, 2004 as compared to $2.6 million (4.2% of net revenues) for the three months ended December 31, 2003. For the nine months ended December 31, 2004 the consumer electronics segment earned $4.7 million (2.5% of net revenues) as compared to $3.0 million (2.0% of net revenues) for the nine months ended December 31, 2003.

SPORTING GOODS SEGMENT:

         The following table summarizes certain financial information relating to the sporting goods segment as reported by SSG for the three and nine months ended December 31, 2004 and 2003 (in thousands):


                                Three Months Ended                 Nine Months Ended
                                    December 31                       December 31
                          -------------------------------    -----------------------------
                                2004             2003             2004            2003
                          --------------     ------------    -------------    ------------
                                    (Unaudited                        (Unaudited)

  Net revenues            $    14,334        $    14,713     $    62,687      $    59,667

  Cost of sales                10,501             10,965          44,627           43,685
  Selling, general and
    administrative              5,628              6,264          17,557           18,392
                          ------------       -----------     -----------      -----------
  Operating income (loss)      (1,795)            (2,516)            503           (2,410)
Interest expense, net              58                115             169              409
                          -----------        -----------     -----------      -----------
Income (loss) before
  income taxes and
  discontinued operations      (1,853)            (2,631)            334           (2,819)
Provision for
  income taxes                     --                 --              --               --
Income from discontinued
  operations                       --              3,153              --            3,048
                          -----------        -----------     -----------      -----------
Net income (loss)         $    (1,853)       $       522     $       334      $       229
                          ===========        ===========     ===========      ===========

Net Revenues - Net revenues decreased $379,000, or 2.6%, to $14.3 million from $14.7 million and increased $3.0 million, or 5.1%, to $62.7 million from $59.7 million for the three and nine month periods ended December 31, 2004 and December 31, 2003, respectively. The three month decrease in net revenues was primarily due to fewer shipping days as compared to the same period of fiscal 2004, while the increase for the nine month period was primarily the result of higher sales resulting from our increased marketing and selling efforts in a very competitive marketplace, and the resulting increases in unit volume.

Cost of Sales - Cost of sales decreased by approximately $464,000 (4.2%) and increased $942,000 (2.2%) for the three and nine month periods ended December 31, 2004 as compared to same periods in the prior fiscal year. As a percentage of sporting goods net revenues, cost of sales decreased to 73.3% from 74.5%, and to 71.2% from 73.2% for the three and nine month periods ended December 31, 2004 as compared to the same periods in the prior fiscal year. The improvements in cost of sales as a percentage of net revenues in both periods were the result of improved product margins.

Selling, General and Administrative Expenses ("S,G&A") - S,G&A decreased approximately $636,000 (10.2%) and $835,000 (4.5%) for the three and nine month periods ended December 31, 2004, respectively. As a percentage of sporting goods net revenues, SG&A decreased to 39.3% from 42.6% and to 28.0% from 30.8% for the three and nine month periods ended December 31, 2004 as compared to the same periods of fiscal 2004. The decrease in SG&A expenses for the three month period was primarily due to decreases of approximately $299,000 in legal fees, $75,000 in staff related costs, $75,000 in facility expenses, $59,000 in insurance costs and $128,000 in other operating expenses. For the nine month period, the decrease in SG&A expenses was primarily due to decreases of approximately $309,000 in legal fees, $231,000 in facility expenses, $103,000 in license and royalty expenses, $110,000 in staff related costs and $80,000 in other operating expenses.

Interest Expense, net - Interest expense decreased $57,000 and $240,000 for the three and nine month periods ended December 31, 2004 and 2003, respectively. The cash received from the sale of SSG's ATEC subsidiary in November 2003 resulted in a reduction of SSG's debt and reduced interest expense.

Provision for Income Taxes - For the three and nine month periods ended December 31, 2004, SSG recorded no income tax provision due to the existence of prior net operating losses to offset current income, and no change in management's estimate of the extent to which deferred tax assets are realizable. (See Note 6)

Income from Discontinued Operations - For the three and nine month periods ended December 31, 2003, discontinued operations reflect net operating losses or gains as well as the proceeds related to the sale of certain Team Dealer operations and of SSG's ATEC subsidiary. (See Note 11)

Net Income (Loss) - As a result of the foregoing factors, the sporting goods segment generated a net loss of approximately $1.9 million for the three months ended December 31, 2004 as compared to net income of $522,000 for the three months ended December 31, 2003. For the nine months ended December 31, 2004 the sporting goods segment earned net income of $334,000, or 0.5% of net revenues, as compared to net income of $229,000, or 0.4% of net revenues, for the nine months ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2004, we had cash and cash equivalents of approximately $2.7 million compared to approximately $6.4 million at March 31, 2004. Working capital decreased to $43.8 million at December 31, 2004 as compared to $46.8 million at March 31, 2004. The decrease in cash and cash equivalents of approximately $3.7 million was primarily due to increases in cash used by operating and investing activities, partially offset by increases in cash provided by financing activities, as described below.

         Cash flows used in continuing operating activities were approximately $17.6 million for the nine months ended December 31, 2004, primarily related to increases in accounts receivable and inventories due to the higher level of sales in the current fiscal year, and the continuing shift from the direct import to domestic business.

         Net cash used by investing activities was approximately $2.2 million for the nine months ended December 31, 2004, which consisted of acquisition of real property, trademark investments, and machinery and office equipment purchases.

         Net cash provided from financing activities was approximately $16.2 million for the nine months ended December 31, 2004, due primarily to the net increase in working capital needs described above.

         Emerson and SSG maintain credit facilities as described in Note 8 to our consolidated financial statements - Borrowings. At December 31, 2004, there were approximately $13.3 million of borrowings outstanding under these facilities and no letters of credit outstanding. Approximately $11.3 million of borrowings were outstanding under the Emerson Loan Agreement and $2.0 million of borrowings were outstanding under the SSG Loan Agreement. At December 31, 2004, Emerson and SSG were in compliance with the covenants in each of the loan agreements. The Emerson Revolver expires in June 2005, and accordingly, all amounts outstanding under this facility have been presented as a current liability. Emerson intends to renew its banking facility or enter into a new banking facility with similar or more favorable terms than those presently existing.

         Our foreign subsidiaries maintain various credit facilities, aggregating $85.0 million, consisting of the following:

   o four letter of credit facilities totaling $30.0 million which is used for inventory purchases; and

   o  five back-to-back letter of credit facilities totaling $55 million.

         At December 31, 2004, our foreign subsidiaries pledged approximately $7.7 million in certificates of deposit to these banks to assure the availability of the $30.0 million of credit facilities. At December 31, 2004, there were approximately $7.4 million of letters of credit outstanding under these credit facilities. These letter of credit facilities require the foreign subsidiary to meet a net worth covenant which was complied with at December 31, 2004.

         At present, we believe that future cash flows from operations and our existing institutional financing noted above will be sufficient to fund all of our cash requirements for the next twelve months.

         The following summarizes our obligations at December 31, 2004 for the periods shown (in thousands):


                                                        PAYMENT DUE BY PERIOD
                                ---------------------------------------------------------------------
                                             LESS THAN 1                                MORE THAN 5
                                     TOTAL      YEAR        1 - 3 YEARS    3 - 5 YEARS       YEARS
                                ------------ ------------- ------------- -------------- -------------
Notes and
  mortgages payable             $   14,033   $    11,374   $        148   $      2,147   $       364
Capital lease
  obligations                           57            35             22             --            --
Leases                               8,330         1,804          4,204          2,002           320
                                ------------ ------------- ------------- -------------- -------------
Total                           $   22,420   $    13,213   $      4,374   $      4,149   $       684
                                ============ ============= ============= ============== =============

         There were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of December 31, 2004.

CRITICAL ACCOUNTING POLICIES

         For the nine month period ended December 31, 2004, there were no significant changes to our accounting policies from those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

INFLATION, FOREIGN CURRENCY, AND INTEREST RATES

         Neither inflation nor currency fluctuations had a significant effect on our results of operations during the first three quarters of fiscal 2005. Our exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The consumer electronics segment purchases virtually all of its products from manufacturers located in various Asian countries.

         The interest on borrowings under our credit facilities is based on the prime and LIBOR rates. Given the present economic climate, interest rates, while expected to continue to rise, are not expected to increase significantly during the coming year.

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

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Putative Class Actions

         Between September 4, 2003 and October 30, 2003, several putative class action lawsuits were filed in the United States District Court for the District of New Jersey against Emerson and Messrs. Geoffrey Jurick, Kenneth Corby and John Raab (the "Individual Defendants") on behalf of purchasers of Emerson's publicly traded securities between January 29, 2003 and August 12, 2003 (the "Class Period") On December 17, 2003, the Court entered a Joint Stipulation and Order consolidating these putative class actions under the caption In Re Emerson Radio Corp. Securities Litigation, 03cv4201 (JLL) (the "Consolidated Action.") Further to that Stipulation and Order, lead plaintiff was appointed and co-lead counsel and co-liaison counsel were approved by the Court in the Consolidated Action. Consistent with the Stipulation and Order, the plaintiffs filed an Amended Consolidated Complaint (the "Amended Complaint") that, among other things, added Jerome Farnum, one of Emerson's directors, as an individual defendant in the litigation.

         Generally, the Amended Complaint alleges that Emerson and the Individual Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated there under, by (i) issuing certain positive statements during the Class Period regarding our ability to replace lost revenues attributable to the Hello Kitty(R) license and (ii) omitting to disclose that Emerson suffered allegedly soured relationships with its largest retail customers. The Amended Complaint further alleges that these statements were materially false and misleading when made because Emerson allegedly misrepresented and omitted certain adverse facts which then existed and disclosure of which was necessary to make the statements not false and misleading. Emerson and the Individual Defendants deny all allegations and have moved to dismiss the Complaint in its entirety for failure to state a claim. The motion to dismiss was timely briefed and was submitted to the Court on October 15, 2004. The Court's decision on this motion is pending. Emerson and the Individual Defendants intend to defend the lawsuit vigorously.

         For other information on litigation to which the Company is a party, reference is made to Part 1 Item 3 - Legal Proceedings in our most recent annual report on Form 10-K.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

SHARE REPURCHASES:

         For the quarter ended December 31, 2004, we did not repurchase any shares under the Emerson Radio Corp.'s common stock share repurchase program. The share repurchase program was publicly announced in September 2003 to repurchase up to 2,000,000 shares of Emerson's outstanding common stock. Share repurchases are made from time to time in open market transactions in such amounts as determined in the discretion of Emerson's management within the guidelines set forth by Rule 10b - 18 under the Securities Exchange Act. Prior to the December 31, 2004 quarter, we repurchased 1,111,625 shares under this program. As of December 31, 2004, the maximum number of shares that are available to be repurchased under Emerson Radio Corp's common share repurchase program was 888,375.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES.

   (a)     None

   (b)     None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None

ITEM 5.    OTHER INFORMATION.

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

   (a)     EXHIBITS:

   10.12.4 Fourth Amendment to License Agreement effective December 3,2004 by and between Funai Corporation, Inc. and Emerson.*

   10.13.3 Fifth Lease Modification Agreement made the 2nd day of December 2004 between Hartz Mountain Industries, Inc. and Emerson.*

   10.26.3 Employment Agreement extension letter between Emerson Radio Corp., Emerson Radio International Ltd., Emerson Radio (Hong Kong) Limited and Geoffrey P. Jurick effective as of September 1, 2004.*

   10.26.4 Employment Agreement extension letter between Emerson Radio Corp. and John J. Raab effective as of September 1, 2004.*

   10.26.5 Employment Agreement extension letter between Emerson Radio Corp. and Elizabeth J. Calianese effective as of September 1, 2004.*


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

           Current report on Form 8-K, dated November 15, 2004, furnishing the press release announcing the Company's financial results for the quarter ended September 30, 2004.

           Current report on Form 8-K, dated December 8, 2004, disclosing the entry into a material definitive agreement with Funai Corporation, Inc.

           Current report on Form 8-K, dated January 18, 2005, furnishing the press release announcing the Company's preliminary net revenues for the three and nine months ended December 31, 2004.

           Current report on Form 8-K, dated January 20, 2005, disclosing the borrowings of Mr. Geoffrey Jurick and the settlement of all outstanding litigation between Mr. Jurick and Ms. Stelling.


---------------------
     * filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EMERSON RADIO CORP.
                                  (Registrant)


Date:    February 3, 2005  /s/ Geoffrey P. Jurick
                           ----------------------
                           Geoffrey P. Jurick
                           Chairman of the Board,
                           Chief Executive Officer and
                           President
                           (Principal Executive Officer)


Date:    February 3, 2005  /s/ Guy A. Paglinco
                           -------------------
                           Vice President and
                           Chief Financial Officer
                           (Principal Finance and
                           Accounting Officer)