Form 10-K
period 2005-03-31
EMERSON RADIO CORP
filed 2005-06-29
CIK 32621

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                                   (Mark One)

     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year ended March 31, 2005

                                       OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from     to

                         COMMISSION FILE NUMBER 0-25226

                               EMERSON RADIO CORP.
     -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                    22-3285224
     -------------------------------------         ---------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                   Identification Number)


    Nine Entin Road, Parsippany, NJ                          07054
 ----------------------------------------          ----------------------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   (973) 884-5800

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
         Title of each class                      on which registered
 --------------------------------------        ----------------------------
 Common Stock, par value $.01 per share        American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.
                                                             -----
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. [X] YES [ ] NO.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) [ ] YES [X] NO.

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2004 (computed by reference to the last reported sale price of the Common Stock on the American Stock Exchange on such date): $44,451,232.

Number of Common Shares outstanding at June 7, 2005: 27,203,164

                      DOCUMENTS INCORPORATED BY REFERENCE:

             Document                                Part of the Form 10-K
             --------                                ---------------------
  Proxy Statement for 2005 Annual Meeting of               Part III
  Stockholders

                                     PART I

         This Annual Report on Form 10-K contains, in addition to historical information, "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. See "Business- Forward-Looking Statements."

ITEM 1. BUSINESS

THE COMPANY

         We operate in two business segments:

         o  consumer electronics; and

         o  sporting goods.

         The consumer electronics segment designs, sources, imports and markets a variety of consumer electronic products and licenses its trademarks for a variety of products worldwide. The sporting goods segment, which is operated through our 53% ownership of Sport Supply Group, Inc., distributes and markets sports related equipment and leisure products primarily to institutional customers in the United States.

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

         For additional disclosures of our business segments and major customers, as well as financial information about geographical areas, see Item 8
- "Financial Statements and Supplementary Data" - Note 14 of Notes to Consolidated Financial Statements.

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

CONSUMER ELECTRONICS SEGMENT

         General

         Emerson, directly and through several subsidiaries, designs, sources, imports, markets, sells and licenses to certain licensees a variety of consumer electronic products, both domestically and internationally, under the Emerson(R) and HH Scott(R) brand names. These products include:

         o video products - televisions, combination television/VCR/DVDs, digital video discs (DVD), video cassette recorders (VCR) and set top boxes;

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

         The trade name "Emerson Radio" dates back to 1912 and is one of the oldest and most well respected names in the consumer electronics industry. See "Consumer Electronics Segment - Licensing and Related Activities."

         Emerson believes it possesses an advantage over its competitors due to the combination of:

         o  the "[EMERSON LOGO]" brand recognition;

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

         Emerson intends to continue leveraging its core competencies to offer a broad variety of current and new consumer electronic products to customers. In addition, Emerson intends to enter into additional licenses of third party trade names and trademarks ("inward licenses"), as well as licenses for the use of Emerson's trade names and trademarks by third parties ("outward licenses") and distribution agreements that take advantage of Emerson's trademarks and utilize the logistical and sourcing advantages for products that are more efficiently marketed through these agreements. We continuously evaluate potential licenses and distribution agreements. In March 2003, Emerson entered into a license agreement with Nickelodeon to license the Nickelodeon name, trademark and logo, along with several other Nickelodeon trademarks and logos. See - "Consumer Electronics Segment - Licensing and Related Activities".

         Emerson's core business consists of selling, distributing, and licensing various low to moderately priced categories of consumer electronic products. The majority of Emerson's marketing and sales efforts are concentrated in the United States and, to a lesser extent, certain other international regions. Major competitors in these markets are foreign-based manufacturers and distributors. See "Consumer Electronics Segment - Competition."

         Products

         Emerson's current product and branded categories consist of the following:


VIDEO PRODUCTS                    AUDIO PRODUCTS            OTHER
--------------                    --------------            -----

Televisions                       Portable stereo systems   Housewares
Specialty televisions             Digital clock radios      Home theater
Digital video discs (DVD)         Shelf stereo systems      Microwave ovens
Specialty video cassette players  Specialty clock radios    Multi-media
Video cassette recorders (VCR)                              Telecommunications

         Growth Strategy

         We believe growth opportunities exist through the implementation of the following:

         o higher penetration levels within our existing customers through increases in the products offered and sold to existing accounts;

         o expansion of our existing customer base in United States through our sales staff and sales representative organizations;

         o expansion of our existing worldwide customer base through our foreign distribution agreements and direct selling, particularly in Europe and Asia;

         o expansion into distribution channels we are not currently utilizing through new products that are being offered by Emerson;

         o development and sales of new products not presently being offered by Emerson, such as electronics and accessories that utilize popular theme characters and logos through the use of various trademarks licensed from third parties;

         o further development of our direct to consumer sales channel, through Emerson's internet web-site;

         o  continuing to capitalize on the "[EMERSON LOGO]" and "H.H.
            Scott(R)" trademarks through continued efforts to enter into license agreements with third parties to license the "[EMERSON LOGO]" and "H.H. Scott(R)" trademarks for products not currently being sold, and in geographic areas not presently being serviced; and

         o expansion through strategic mergers with and acquisitions of other businesses.

         In connection with Emerson's strategic focus, Emerson may acquire an equity position in other corporate entities.

         Emerson believes that the "[EMERSON LOGO]" trademark is recognized in many countries. A principal component of Emerson's growth strategy is to utilize this global brand name recognition together with its reputation for quality and cost competitive products to aggressively promote its product lines within the United States and targeted geographic areas on an international basis. Emerson believes that it will be able to compete more effectively in the highly competitive consumer electronics and microwave oven industries, domestically and internationally, by combining innovative approaches to its current product line and augmenting its product line with complementary products. Emerson intends to pursue such plans either independently or by forging new relationships, including license arrangements, distributorship agreements and joint ventures. See "Consumer Electronics Segment - Licensing and Related Activities."

         Sales and Distribution

         Emerson's Direct Import Program allows its customers to import and receive product directly from Emerson's manufacturers located outside the United States. Under the Direct Import Program, title for its products passes in the country of origin upon shipment of the product by the manufacturer. Emerson also sells product to customers from its U.S. based finished goods inventory, which is referred to as its Domestic Program. Under the Domestic Program, title for its products primarily passes at the time of shipment. Under both programs, we recognize revenues at the time title passes to the customer. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         In fiscal 2005 and 2004, Wal-Mart Stores accounted for approximately 30% and 25% of our consolidated net revenues, respectively, and Target Stores accounted for approximately 12% and 15% of our consolidated net revenues, respectively. No other customer accounted for more than 10% of our consolidated net revenues in either period. Management believes that a loss, or a significant reduction of sales to Wal-Mart or Target would have a material adverse effect on our business and results of operations.

         Approximately 45% and 49% of the net consumer electronics revenues in fiscal 2005 and 2004, respectively, were made through third party sales representative organizations that receive sales commissions and work in conjunction with Emerson's own sales personnel. With Emerson's permission, third party sales representative organizations may sell competitive products in addition to Emerson's products. In most instances, either party may terminate a sales representative relationship on 30 days prior notice by Emerson and 90 days prior notice by the sales representative organization in accordance with customary industry practice. Emerson utilizes approximately 22 sales representative organizations, including two through which approximately 18% and 16% of the net consumer electronics revenues were made in fiscal 2005. For fiscal 2004, two sales organizations accounted for approximately 15% and 10% of the net consumer electronics revenues. No other sales representative organization accounted for more than 10% of the consumer electronics net revenues in either year. The remainder of Emerson's sales are serviced by its sales personnel. Management does not believe that the loss of one or more sales representative organizations would have a material adverse effect on our business and results of operations.

         Foreign Marketing

         Emerson primarily markets and distributes its products in the United States. Accordingly, foreign sales account for less than 10% of total revenues and are not considered material. Emerson intends to expand its existing worldwide customer base through its foreign distribution agreements and direct selling, particularly in Europe and Asia.

         Licensing and Related Activities

         Emerson has several license agreements that allow licensees to use our trademarks for the manufacture and/or the sale of consumer electronics and other products and are referred to as outward licenses. These license agreements allow the licensee to use our trademarks by a specific product category, by a specific geographic area (that primarily includes some or all the countries located in North America, South America, Mexico and parts of Europe), by a specific customer base, by any combination of the above, or by any other category that might be defined in the license agreement. These license agreements are subject to renewal at the initial expiration of the agreements and are governed by the laws of the United States, and have expiration dates ranging from March 2006 through February 2010. Total license revenues recognized and earned in fiscal 2005, 2004, and 2003 were approximately $10,804,000, $10,973,000, and
$10,388,000, respectively. Emerson records licensing revenues as earned over the term of the related agreements.

         Effective January 1, 2001, Emerson entered into a license agreement ("Video License Agreement") with Funai Corporation, Inc. ("Funai"), which was amended, to extend the Video License Agreement to December 31, 2006. The Video License Agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the "[EMERSON LOGO]" trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, Emerson receives non-refundable minimum annual royalty payments of $4.3 million each calendar year and a license fee on sales of products subject to the Video License Agreement in excess of the minimum annual royalties. During fiscal 2005, 2004 and 2003, license revenues of $8,555,000, $8,759,000 and $8,520,000, respectively, were recorded under this agreement.

         Throughout various parts of the world, Emerson maintains distribution and outward license agreements that encompass various Emerson(R) branded products into defined geographic areas.

         Emerson intends to pursue additional licensing and distribution opportunities and believes that such activities have had and will continue to have a positive impact on operating results by generating income with minimal incremental costs, if any, and without the necessity of utilizing working capital. See Item 1 - "Business - Forward-Looking Information" and Item 7 -"Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Effective March 2003, Emerson entered into a license agreement with MTV Networks to license the Nickelodeon name, trademark and logo, along with several of Nickelodeon's trademarks and logos. The initial term of the agreement expired in December 2005, and has been, in accordance with the contract option, extended by one year to December 2006. Additionally, Emerson entered into a second contract with MTV Networks for increased Nickelodeon character trademarks and logos, along with expanded product categories. The term of this second contract also expires in December 2006. These licenses provide Emerson with the rights to use such marks in the United States, and require certain minimum royalties to be paid to MTV Networks.

         Design and Manufacturing

         Emerson's products are manufactured by several original equipment manufacturers in accordance with Emerson's specifications. During fiscal 2005 and 2004, 100% of Emerson's purchases consisted of imported finished goods from manufacturers primarily located in:

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

         The following summarizes Emerson's purchases from its major suppliers:
                                                     Fiscal Year
                                               -----------------------
                SUPPLIER                         2005          2004
        -----------------------                --------      --------
        StarLite                                 16%            15%
        Lasco Industries                         15%            10%
        Oxygen                                   11%             *
        Avatar Mfg                                *             14%
        GMT Industries                            *             12%
        Daewoo                                    *             12%
          * - less than 10%

         No other supplier accounted for more than 10% of Emerson's total purchases in fiscal 2005 or 2004. Emerson considers its relationships with its suppliers to be satisfactory and believes that, barring any unusual material or part shortages or economic, fiscal or monetary conditions, Emerson could develop, as it already has, alternative suppliers. No assurance can be given that ample supply of product would be available at current prices if Emerson was required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts. See Item 1 - "Business - Forward-Looking Information, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Inflation, Foreign Currency and Interest Rates."

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

         Trademarks

         Emerson owns the:

            o  "[EMERSON LOGO]";

            o  "Emerson Research(R)";

            o  "Emerson Interactive sm";

            o  "Girl Power TM";

            o  "H.H. Scott(R)"; and

            o  "Scott(R)"

trademarks for certain of its home entertainment and consumer electronic products in the United States, Canada, Mexico and various other countries. Of the trademarks owned by Emerson, those registered in the United States and Canada must be renewed at various times through 2011 and 2014, respectively. Emerson's trademarks are also registered in various other countries, which registrations must be renewed at various times. Emerson intends to renew all trademarks necessary for its business. Emerson considers the "[EMERSON LOGO]" and HH Scott(R) trademarks to be of material importance to its business and, to a lesser degree, the remaining trademarks. Emerson licenses the "[EMERSON LOGO]" and HH Scott(R) trademarks to third parties, the scope of which is on a limited product and geographic basis and for a period of time. See "Consumer Electronics Segment - Licensing and Related Activities."

         Competition

         As published in the January 2005 edition of the Consumer Electronics Association Market Research report, the market segments of the consumer electronics industry in which Emerson competes generates approximately $21 billion of factory sales annually and is highly fragmented, cyclical and very competitive. The industry is characterized by the short life cycle of products, which requires continuous design and development efforts.

         Emerson primarily competes in the low to medium-priced sector of the consumer electronics market. Management estimates that Emerson has several dozen competitors that are manufacturers and/or distributors, many of which are much larger and have greater financial resources than Emerson. Emerson competes primarily on the basis of:

            o  its reliability;

            o  quality;

            o  price;

            o  design;

            o  consumer acceptance of its products; and

            o  quality service and support to retailers and their customers.

         Emerson also competes at the retail level for shelf space and promotional displays, all of which have an impact on its established and proposed distribution channels.

         Seasonality

         Emerson generally experiences stronger demand from its customers for its products in the fiscal quarters ending September and December. However, during the last several years, this revenue pattern has been less prevalent due to the need for retailers to plan earlier for the winter holiday selling season and our management's ability to obtain additional orders to meet increased product demand during the March and June fiscal quarters.

         Working Capital

         Our consumer electronics segment is impacted by its seasonality in that it generally records the majority of annual sales in the quarters ending September and December, requiring it to maintain higher inventory levels during the quarters ending June and September, therefore increasing the working capital needs during these periods. Management believes that the outward license agreements, sales margin stability and the policies in place for returned products should continue to favorably impact our cash flow. Management believes that anticipated cash flow from operations and the financing presently in place will provide sufficient liquidity to meet its operating and debt service cash requirements in the year ahead. Management believes the Company's working capital practices are similar to those of its competitors.

SPORTING GOODS SEGMENT

         General

         Management believes SSG is a leading direct mail marketer of sports related equipment and leisure products for sale primarily to the institutional market in the United States.

         From July 2003 through November 2003, certain of SSG's team dealer locations were discontinued. In November 2003, SSG sold all of the issued and outstanding capital stock of it's wholly-owned subsidiary, Athletic Training Equipment Company, Inc. ("ATEC"). Collectively, we refer to these as "Discontinued Operations" and accordingly, the accompanying financial statements reflect these as discontinued operations. These transactions helped reduce the overhead of SSG along with providing funds to reduce the debt of SSG.

         Products

         Management believes SSG manufactures and distributes one of the broadest lines of sporting goods, physical educational, recreational and leisure products to the institutional market. SSG offers over 10,000 products, of which SSG manufactures approximately 1,000 of these products and the remainder are purchased from other manufacturers. The SSG product lines include: archery; baseball; softball; basketball; camping; football; tennis and other racquet sports; gymnastics; indoor recreation; game tables; physical education; soccer; field and floor hockey; lacrosse; track and field; volleyball; weight lifting; fitness equipment; outdoor playground equipment; and early childhood development products.

         Management believes brand recognition is important to the institutional market. Most of SSG's products are marketed under trade names or trademarks owned or licensed by SSG and include the following:

Alumagoal(R)                 Blastball(R)              BSN(R)
Champion Barbell             Curvemaster(R)            Fibersport
Flag  A  Tag(R)              Gamecraft                 GSC Sports
Maxpro(R)                    MacGregor(R)              New England Camp & Supply
NorthAmerican Recreation(R)  Passon's Sports           Pillo Polo(R)
Port-A-Pit(R)                Pro Base(R)               Pro Down(R)
Pro Net                      Rol-Dri(R)and Tidi-Court  Toppleball(R)
U.S. Games, Inc(R)           Voit (R)

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

         Licensing and Related Activities

         SSG has inward licenses for certain well-known names and trademarks that allow it to manufacture, sell, and distribute specified sport related products and equipment to institutional customers using the licensed names for specified royalty fees paid to licensors. See "Business-Sporting Goods Segment - Trademarks."

         Design and Manufacturing

         SSG manufactures, assembles and distributes many of its products at its facilities. See Item 2 - "Properties."

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

         Returned Products

         In most instances, SSG's customers have the right to return product within 30 days. Returned products in the sporting goods segment are less frequent than the consumer electronics segment, and are not considered a significant factor in SSG's operations.

         Backlog

         SSG had a backlog of approximately $2.4 million at March 31, 2005, $2.2 million at March 31, 2004, and $2.9 million at March 31, 2003.

         Trademarks

         SSG licenses certain well known trade names and trademarks allowing it to manufacture, sell, and distribute specified sport related products and equipment to institutional customers using these names for specified royalty fees. These license agreements have expiration dates ranging from December 2009 through 2040, in some cases with renewable terms and include our license with MacGregor(R), which expires in 2040 and allows us to manufacture, promote, sell and distribute specified products and equipment under the MacGregor(R) name.

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

         SSG competes in the institutional market principally on the basis of brand, price, product availability, quality and customer service. SSG believes it has an advantage in the institutional market over traditional sporting goods retailers and team dealers because its selling prices do not include comparable price markups attributable to traditional multi-distribution channel markups. In addition, SSG's expansive product lines and the ability to control the availability of goods that SSG sources enables it to respond more rapidly to customer demand.

         Seasonality

         SSG has historically experienced strong revenues during the March, June and September quarters primarily due to volume generated by spring and summer sports, favorable outdoor weather conditions and school needs before summer closings.

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

EMPLOYEES

         As of April 29, 2005, we had approximately 379 employees, of which 139 were employed by Emerson, and 240 were employed by SSG. None of our employees are represented by unions, and we believe our labor relations are good.

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

         We are highly dependent upon sales of our consumer electronic products to certain of our customers, including Wal-Mart and Target. During our fiscal years ended March 31, 2005 and 2004, Wal-Mart stores accounted for approximately 30% and 25%, respectively, and Target stores accounted for approximately 12% and 15%, respectively, of our consolidated net revenues. Although no other customer in either of our operating segments accounted for greater than 10% of our consolidated net revenues during these periods, other customers may account for more than 10% of our consolidated net revenues in future periods. All purchases of our products by customers in both of our operating segments are made through purchase orders and we do not have any long-term contracts with any of our customers. The loss of Wal-Mart or Target, or any of our other customers to which we sell a significant amount of our products or any significant portion of orders from Wal-Mart or Target, or such other customers or any material adverse change in the financial condition of such customers could negatively affect our revenues and decrease our earnings.

The failure to maintain our relationships with our licensees, licensors and distributors or the failure to obtain new licensees, licensors or distribution relationships could negatively affect our revenues and decrease our earnings.

         We maintain license agreements that allow licensees to use our Emerson(R) and H.H. Scott(R) trademarks for the manufacture and sale of consumer electronics and other products. In addition, we maintain distribution agreements for the distribution of our consumer electronics products into defined geographic areas. Although we have entered into agreements with certain of our licensees and distributors of consumer electronics products, most of which have a term of three years or less and expire between March 2006 and February 2010, including our agreement with Funai, we cannot assure that such agreements will be renewed when the terms of such agreements expire, or that our relationships with our licensees or distributors will be maintained on satisfactory terms or at all. The failure to maintain our relationships with Funai and our other licensees and distributors, the failure to obtain new licensees or distribution relationships or the failure by our licensees to protect the integrity and reputation of our Emerson(R) and H.H. Scott(R) trademarks could negatively affect our licensing revenues and decrease our earnings. In addition, we maintain license agreements with MTV Networks to license the Nickelodeon name, trademark and logo, along with several of Nickelodeon's trademarks and logos, each of which expire in December 2006. We may not be able to renew the license on terms favorable to us or at all. The failure to maintain our relationship with MTV Networks or other licensors could negatively affect our revenues and decrease our earnings.

         Our sporting goods business licenses certain well-known names and trademarks, including MacGregor(R) that expires in 2040, and allows us to manufacture, promote, sell and distribute specified products and equipment. Although the MacGregor(R) agreement expires in 2040, we cannot be assured that our relationship with MacGregor(R) will be maintained on satisfactory terms or at all. The non-renewal or termination of one or more of our material licenses in our sporting goods business would eliminate our ability to sell products bearing such names and trademarks and decrease our earnings.

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

         We rely on a limited number of suppliers, most of which are located outside of the United States, for the components and raw materials used in our consumer electronics and sporting good products. Although there are many suppliers for each of our component parts and raw materials, we are dependent on a limited number of suppliers for many of the significant components and raw materials. This reliance involves a number of significant risks, including:

         o lack of availability of materials and interruptions in delivery of components and raw materials from our suppliers;

         o manufacturing delays caused by such lack of availability or interruptions in delivery;

         o fluctuations in the quality and the price of components and raw materials, in particular due to the petroleum price impact on such materials; and

         o  risks related to foreign operations.

         We do not have any long-term or exclusive purchase commitments with any of our suppliers. StarLite, Lasco Industries and Oxygen are our largest suppliers of components for our consumer electronics products, each of which accounted for more than 10% of our purchases of components for our consumer electronics products for our latest fiscal year. Our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could also negatively affect our ability to obtain our components and raw materials used in our products in a timely manner. If we are unable to obtain ample supply of product from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers' orders which could reduce our revenues and adversely affect our relationship with our customers.

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

         o  military and correctional facilities;

         o  youth sports leagues.

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

         All of our consumer electronic products and approximately 23.0% of our sporting good products are manufactured in accordance with our specifications by original equipment manufacturers principally located in:

         o  South Korea;

         o  China;

         o  Malaysia;

         o  Thailand; and

         o  Taiwan

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

         Our ability to provide high quality customer service, process and fulfill orders and manage inventory depends on:

         o the efficient and uninterrupted operation of our call center, distribution center and manufacturing facilities related to our sporting goods segment; and

         o the timely and uninterrupted performance of third party manufacturers and suppliers, shipping companies, and dock workers relating to both our consumer electronics and sporting goods segments.

             Any material disruption or slowdown in the operation of our call center, distribution center, manufacturing facilities or management information systems, or comparable disruptions or slowdowns suffered by our principal manufacturers, suppliers and shippers could cause delays in our ability to receive, process and fulfill customer orders and may cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused. Our sporting goods segment ships approximately 60% of its products using United Parcel Service. A strike by UPS or any of our other major carriers or any other disruption in our ability or our customer's ability to receive our products as a result of a strike or otherwise could materially adversely affect our results of operations as a result of our failure to deliver our products in a timely manner and using other more expensive freight carriers.

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

         We derive a significant portion of our revenues from sales of products manufactured by third parties located primarily in China, South Korea, Malaysia, Thailand and Taiwan. In addition, third parties located in these and other countries located in the same region produce and supply many of the components and raw materials used in our products. Conducting an international business inherently involves a number of difficulties and risks that could adversely affect our ability to generate revenues and could subject us to increased costs. The main factors that may adversely affect our revenues and increase our costs are:

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

         Sales of our consumer electronics products are somewhat seasonal due to consumer spending patterns, which tend to result in significantly stronger sales in our September and December fiscal quarters, especially as a result of the holiday season. Our sporting goods segment is also somewhat seasonal due to stronger demand for its products during the March fiscal quarter due to volume generated by spring and summer sports, favorable outdoor weather conditions and school needs before summer closings. These patterns will probably not change significantly in the future. Although we believe that the seasonality of our business is based primarily on the timing of consumer demand for our products, fluctuations in operating results can also result from other factors affecting us and our competitors, including new product developments or introductions, availability of products for resale, competitive pricing pressures, changes in product mix, pricing and product reviews and other media coverage. Due to the seasonality of our business, our results for interim periods are not necessarily indicative of our results for the year.

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

         As a result of these and other factors, revenues for any quarter are subject to significant variation, which may adversely affect our results of operations and the market price for our common stock.

If our third party sales representatives fail to adequately promote, market and sell our consumer electronic products, our revenues could significantly decrease.

         A portion of our consumer electronic product sales are made through third party sales representative organizations, whose members are not our employees. Our level of sales depends on the effectiveness of these organizations, as well as the effectiveness of our own employees. Some of these third party representatives may sell, with our permission, competitive products manufactured by other third parties as well as our products. During our fiscal years ended March 31, 2005 and 2004, these organizations were responsible for approximately 45% and 49%, respectively, of our net consumer electronics revenues during such periods. In addition, two of these representative organizations were responsible for a significant portion of these revenues. If any of our third party sales representative organizations engaged by us, especially our two largest, fails to adequately promote, market and sell our consumer electronics products, our revenues could be significantly decreased until a replacement organization or distributor could be retained by us. Finding replacement organizations and distributors could be a time consuming process during which our revenues could be negatively impacted.

The ownership of our common stock by Geoffrey P. Jurick, our Chairman, Chief Executive Officer and President, substantially reduces the influence of our other stockholders.

         Geoffrey Jurick, our Chairman, Chief Executive Officer and President, owns approximately 38.0% of our outstanding common stock. As a result, Geoffrey Jurick currently has the ability to influence significantly the actions that require stockholder approval, including:

         o  the election of our directors; and

         o the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

         As a result, our other stockholders may have little or no influence over matters submitted for stockholder approval.

         In January 2005, Geoffrey P. Jurick, the Chairman, Chief Executive Officer and President of Emerson Radio Corp., obtained a $16 million loan from a foreign financial institution. The loan (which, prior to extension, came due on April 20, 2005) currently matures on July 20, 2005, is guaranteed by a third party unaffiliated with Emerson and is secured by a pledge by Mr. Jurick of approximately 10 million shares of his Emerson common stock (approximately 38% of Emerson's common stock). If the loan term is not further extended and the loan is not repaid at maturity, the stock could be utilized to satisfy Mr. Jurick's obligations.

We may seek to make acquisitions that prove unsuccessful or strain or divert our management's attention and our capital resources.

        We may seek to grow our business through acquisitions of related businesses. Such acquisitions present risks that could materially adversely affect our earnings, including:

         o the diversion of our management's attention from our everyday business activities;

         o the assimilation of the operations and personnel of the acquired business;

         o the incurring of additional expenses related to such acquisitions, whether or not such acquisitions are consummated;

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

We are subject to intense competition in the industries in which we operate, which could cause material reductions in the selling price of our products or losses of our market share.

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

         o  quality;

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

         Our ability to compete effectively will depend on our ability to maintain and protect our proprietary rights. We own the Emerson(R) trademark, which is materially important to our business, as well as our license, other trademarks and proprietary rights that are used for certain of our home entertainment and consumer electronics products. In addition, we license names and trademarks in connection with our sporting goods business. Our trademarks are registered throughout the world, including the United States, Canada, Mexico, France, Spain, Germany and the United Kingdom. However, third parties may seek to challenge, invalidate, circumvent or render unenforceable any proprietary rights owned by or licensed to us. In addition, in the event third party licensees fail to protect the integrity of our trademarks, the value of these marks could be adversely affected.

         The laws of some foreign countries in which we operate may not protect our proprietary rights to the same extent as do laws in the United States. The protections afforded by the laws of such countries may not be adequate to protect our intellectual property rights.

         Our inability to protect our proprietary rights could materially adversely affect the license of our trade names and trademarks to third parties as well as our ability to sell our products. Litigation may be necessary to:

         o  enforce our intellectual property rights;

         o  protect our trade secrets; and

         o determine the scope and validity of such intellectual property rights.

Any such litigation, whether or not successful, could result in substantial costs and diversion of resources and management's attention from the operation of our business.

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

           We and certain of our officers and directors, are party to a class action lawsuit and we cannot assure the outcome of such litigation. Although we maintain liability insurance in amounts that we consider adequate, we cannot assure that such policies will provide adequate coverage against potential liabilities. To the extent product liability or other litigation losses are beyond the limits or scope of our insurance coverage, our expenses could materially increase. See Item 3 - "Legal Proceedings".

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

         In addition, transactions consummated by us or Geoffrey Jurick, that together with other transactions consummated by Emerson, SSG or Mr. Jurick or that involve the common stock of Emerson or SSG, are deemed collectively to result in a change of control of Emerson or SSG, respectively, and under the tax code could limit the use of our tax net operating losses. In the event that either Emerson or SSG is unable to utilize its tax net operating losses in a reasonable time frame, it would be required to adjust its deferred tax asset on its financial statements which would result in a charge to earnings. Additionally, should the utilization of tax net operating losses be limited, we would be required to pay a greater amount of taxes in future periods.

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

         The market price for our common stock and for securities of similar companies has from time to time experienced significant price and volume fluctuations. Factors which may affect our market price include:

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

FORWARD-LOOKING INFORMATION

            This report contains various forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and information that is based on management's beliefs as well as assumptions made by and information currently available to management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. When used in this report, the words "anticipate", "believe", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under "Risk Factors" set forth above and "Critical Accounting Policies" set forth in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         Due to these uncertainties and risks, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

ITEM 2.  PROPERTIES

         The following table sets forth the material properties owned or leased by us:

                                         Approximate                             Lease
                                          Square                                 Expires
                Facility Purpose          Footage          Location              or is Owned
                ----------------          -------          --------              --------
Consumer electronics segment:
Corporate headquarters                     22,500          Parsippany, NJ        December 2009
Hong Kong office                           10,000          Hong Kong, China      October 2005
Macao office (1)                            2,000          Macao, China          Owned
Macao office                                8,700          Macao, China          Owned
Warehouse                                  97,105          Irving, TX            June 2010

Sporting goods segment:

Manufacturing and corporate               135,000          Farmers Branch, TX    December 2007
     headquarters
Warehouse and fulfillment processing      181,000          Farmers Branch, TX    December 2007
Manufacturing                              35,000          Anniston, AL          Owned
Manufacturing                              45,000          Anniston, AL          Owned

(1) - currently in process of being sold.

         Emerson also utilizes public warehouse space with terms typically of one year. Public warehouse expenses for Emerson varies based on a percentage of sold products shipped from the location.

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


         Generally, the Amended Complaint alleges that Emerson and the Individual Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated there under, by (i) issuing certain positive statements during the Class Period regarding our ability to replace lost revenues attributable to the Hello Kitty(R) license and (ii) omitting to disclose that Emerson suffered allegedly soured relationships with its largest retail customers. The Amended Complaint further alleges that these statements were materially false and misleading when made because Emerson allegedly misrepresented and omitted certain adverse facts which then existed and disclosure of which was necessary to make the statements not false and misleading. Emerson and the Individual Defendants deny all allegations and have moved to dismiss the Complaint in its entirety for failure to state a claim. The motion to dismiss was fully briefed and was submitted to the Court on October 15, 2004. The Court's decision on the motion is pending. Emerson and the Individual Defendants intend to defend the lawsuit vigorously.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

         (a) Market Information

         Our common stock has traded on the American Stock Exchange under the symbol MSN since December 22, 1994. The following table sets forth the range of high and low sales prices for our common stock as reported by the American Stock Exchange during the last two fiscal years.

                                FISCAL 2005              FISCAL 2004
                             -------------------       ------------------
                              High          Low        High           Low

             First Quarter   $ 4.10       $ 3.00       $ 7.88     $ 5.95
             Second Quarter    3.25         2.56         7.80       2.47
             Third Quarter     3.83         2.58         4.28       3.15
             Fourth Quarter    3.98         3.00         4.05       3.27


         There is no established trading market for our Series A convertible preferred stock, whose conversion feature expired as of March 31, 2002.

         (b) Holders

         At April 25, 2005, there were approximately 342 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our common stock is held of record in broker "street names."

         (c) Dividends

Our policy has been to retain all available earnings, if any, for the development and growth of our business. We have not paid and do not intend to pay cash dividends on our common stock. In addition, our credit facility restricts our ability to pay cash dividends on our common stock.

         (d) Unregistered Securities

         None

         (e) Share Repurchases

         For the fiscal year ended March 31, 2005, we did not repurchase any shares under the Emerson Radio Corp.'s common stock share repurchase program. The share repurchase program was publicly announced in September 2003 to repurchase up to 2,000,000 shares of Emerson's outstanding common stock. Share repurchases are made from time to time in open market transactions in such amounts as determined in the discretion of Emerson's management within the guidelines set forth by Rule 10b - 18 under the Securities Exchange Act. Prior to the fiscal year ended March 31, 2005, we repurchased 1,111,625 shares under this program. The maximum number of shares that are available to be repurchased under Emerson Radio Corp's common share repurchase program as of March 31, 2005 was 888,375.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth our selected consolidated financial data for the five years ended March 31, 2005. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                               -------------- ------------- -------------- -------------- ------------
                                                 MARCH 31,     MARCH 31,      MARCH 31,      MARCH 31,     MARCH 31,
                                                   2005           2004          2003           2002        2001 (1)
                                               -------------- ------------- -------------- -------------- ------------

                                                                (In thousands, except per share data)
Summary of Operations:
  Net Revenues (2)                             $    320,704   $    263,774  $     330,315  $   297,175    $   354,760
  Operating Income (loss)                      $     11,303   $     (1,032) $      18,685  $     9,535    $    13,980


  Income (loss)  from continuing
       operations                              $      5,855   $     (3,735) $      26,206  $    18,649    $    13,495


  Income (loss) from discontinued operations,
      net of tax                               $         50   $      2,661  $         840  $       758           (842)


  Cumulative effect of change in accounting
       principle
                                                         --             --         (5,546)          --             --

  Net income (loss)                            $      5,905   $     (1,074) $      21,500  $    19,407    $    12,653


Balance Sheet Data at Period End:
  Total Assets                                 $    131,168   $    118,669  $     134,562  $   135,839    $   119,006
  Current Liabilities                                45,899         40,637         48,668       54,723         45,330
  Long-Term Debt                                     14,970         15,027         18,079       29,046         38,257
  Shareholders' Equity                               53,603         47,212         51,237       34,740         15,131
  Working Capital                                    56,116         46,729         49,101       49,290         39,497
  Current Ratio                                    2.2 to 1       2.2 to 1       2.0 to 1     1.9 to 1       1.9 to 1

Per Common Share: (3)
  Basic net income (loss) per share:
      Income (loss) from
         continuing operations                $         .22   $       (.14) $         .95  $       .60    $       .38
      Discontinued operations                            --            .10            .03          .02           (.02)
      Cumulative effect of change in
        accounting principle                             --             --           (.20)          --             --
                                              -------------   ------------  -------------  ------------   -----------
                                              $         .22   $       (.04) $         .78  $       .62    $       .36
                                              =============   ============  =============  ============   ===========

  Diluted net income (loss) per share:
      Income (loss) from
          continuing operations               $         .22    $      (.14) $         .91  $       .50    $       .35
      Discontinued operations                            --            .10            .03          .02           (.02)
      Cumulative effect of change in
        accounting principle                             --             --           (.19)          --             --
                                              -------------   ------------  -------------  ------------  ------------
                                              $         .22   $       (.04) $         .75  $       .52    $       .33
                                              =============   ============  =============  ============   ===========

Weighted Average Shares Outstanding:
    Basic                                            26,991         27,227         27,716       31,298         35,066
    Diluted                                          27,264         27,227         28,640       40,485         38,569

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

(2) During fiscal 2004, SSG discontinued operations of certain team dealer operations, and sold all of the capital stock of Athletic Training Equipment Company, Inc. ("ATEC"). These transactions were classified as discontinued operations, and accordingly reported separate from continuing operations. The financial statements for fiscal 2001 through 2003 have been reclassified to reflect such discontinued results.

(3) For fiscal 2002 and 2001, dilutive securities include 3,531,000 and 3,066,000 shares, respectively, assuming conversion of Series A preferred stock at a price equal to 80% of the weighted average market value of a share of common stock, determined as of March 31, 2002, and 2001. For fiscal 2005, 2003, 2002 and 2001, dilutive securities also include 322,000, 924,000, 452,000 and 437,000 shares assuming conversion of 632,000,
     1,195,000, 1,645,000 and 1,658,000 options, respectively, and 100,000 warrants for fiscal 2003. For fiscal 2002, dilutive securities also included 5,204,000 shares assuming the conversion of convertible debentures. Per common share data is based on the net income or loss for the year and deduction of the amount of dividends required to be paid to the holders of the preferred stock and the weighted average of common stock outstanding during each fiscal year. Loss per share in fiscal 2004 does not include potentially dilutive securities assumed outstanding since the effects of such conversion would be anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         During fiscal 2001, Emerson increased its ownership in SSG to 50.1%. Accordingly, Emerson's and SSG's results of operations are consolidated for fiscal 2005, 2004 and 2003. See Item 8 - "Financial Statements and Supplementary Data - Note 1 and Note 3 of Notes to Consolidated Financial Statements."

Management's Discussion and Analysis of Financial Condition and Results of Operation is presented in three parts: consolidated operations, consumer electronics segment and sporting goods segment.

         The following discussion of our operations and financial condition should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

         Special Note: Certain statements set forth below constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See Item 1 - "Business-Forward-Looking Information."

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


                                                         2005                  2004                 2003
                                                         ----                  ----                 ----

Net revenues  (in thousands)                       $   320,704            $   263,774           $   330,315
                                                   =================     =================     ===============
                                                         100.0%                 100.0%                100.0%

Cost of sales                                             81.8%                  81.7%                 80.0%
Other operating costs and expenses                         1.8%                   2.0%                  1.3%
Selling, general and administrative expenses              12.9%                  15.9%                 13.0%
Acquisition costs (recovered) incurred                    (0.1%)                  0.6%                   --
Stock based costs                                          0.1%                   0.2%                   --
                                                   -----------------     -----------------     ---------------
     Operating income (loss)                               3.5%                  (0.4%)                 5.7%
Interest expense, net                                      0.5%                   0.5%                  0.8%
Minority interest in net (income) loss of
   consolidated subsidiary                                (0.2%)                  0.3%                  0.2%
                                                   -----------------     -----------------     ---------------
Income (loss)  before income taxes and
   cumulative effect of change in
   accounting principle                                    2.8%                  (0.6%)                 5.1%

Provision (benefit) for  income taxes                      1.0%                   0.8%                 (2.8%)
                                                   -----------------     -----------------     ---------------
Income (loss) from continuing operations                   1.8%                  (1.4%)                 7.9%

Income from discontinued operations, net of
   tax                                                      --                    1.0%                  0.3%
Cumulative effect of change in
     accounting principle                                   --                     --                  (1.7%)
                                                   -----------------     -----------------     ---------------
Net income (loss)                                          1.8%                  (0.4%)                 6.5%
                                                   =================     =================     ===============

RESULTS OF CONSOLIDATED OPERATIONS - FISCAL 2005 COMPARED WITH FISCAL 2004

         Net Revenues - Net revenues for fiscal 2005 increased approximately $56.9 million, or 21.6%, to $320.7 million as compared to $263.8 million for fiscal 2004. The increase in net revenues was primarily due to an increase of approximately $50.8 million, or 28.3%, in the consumer electronics segment, as well as an increase of $6.1 million, or 7.3%, in the sporting goods segment.

         Cost of Sales - Cost of sales, in absolute terms, increased $46.8 million, or 21.7%, to $262.3 million for fiscal 2005 as compared to $215.5 million for fiscal 2004. This increase was primarily due to an increase of $44.6 million, or 29.0% in the consumer electronics segment, as well as an increase of $2.3 million, or 3.6%, in the sporting goods segment. As a percentage of consolidated net revenues, cost of sales increased from 81.7% in fiscal 2004 to 81.8% in fiscal 2005.

         Other Operating Costs and Expenses - Other operating costs and expenses are associated with the consumer electronics segment and include those components as described in Note 1 of the Notes to Consolidated Financial Statements. As a result of increased activity in these areas, other operating costs increased $635,000, or 12.1%, from $5.3 million (2.0% of consolidated net revenues) in fiscal 2004 to $5.9 million (1.8% of consolidated net revenues) in fiscal 2005.

         Selling, General and Administrative Expenses ("S,G&A") - In absolute terms, S,G&A costs decreased by approximately $717,000, or 1.7%, from $42.0 million in fiscal 2004 to $41.3 million in fiscal 2005. In the consumer electronics segment, S,G&A expenses increased $1.6 million, or 9.8%, while the sporting goods segment recorded a decrease in S,G&A costs of $2.3 million, or 8.7%. As a percentage of consolidated net revenues, S,G&A expenses decreased to 12.9% for fiscal 2005 as compared to 15.9% for fiscal 2004, principally as a result of the increase in consolidated net revenues.

         Acquisition Costs (Recovered) Incurred - Acquisition costs are associated with the consumer electronics segment. Adjustments to acquisition costs incurred in the prior year were recorded in fiscal 2005, resulting in a recovery of such costs of $454,000, or -0.1% of consolidated net revenues. For fiscal 2004, acquisition costs were $1.6 million, or 0.6% of consolidated net revenues, due to two unsuccessful acquisition attempts during the year.

         Stock Based Costs - Stock based costs relate to the cost of warrants associated with consulting service agreements and stock options expense associated with the early adoption of SFAS 123R, "Share-Based Payments" for fiscal 2005. (See Note 1 to accompanying financial statements). In absolute terms, stock based costs were approximately $377,000, or 0.1% of consolidated net revenues, for fiscal 2005, as compared to $524,000, or 0.2% of consolidated net revenues, for fiscal 2004.

         Interest expense, net - In absolute terms, interest expense increased $220,000, or 16.4%, from $1.3 million in fiscal 2004 to $1.6 million in fiscal 2005. The increase was primarily due to higher borrowing amounts and borrowing costs in the consumer electronics segment, resulting in an increase of $463,000, or 52.4%, partially offset by a decrease of $243,000, or 52.9%, in the sporting goods segment. Interest expense, as a percentage of consolidated net revenues, remained unchanged at 0.5% for both fiscal 2005 and fiscal 2004.

         Minority Interest in Net (Income) Loss of Consolidated Subsidiary - Minority interest in net (income) loss of consolidated subsidiary represents that portion of the sporting goods segment (income) loss for the fiscal year that relates to the ownership of SSG by shareholders other than us. See Item 8 - "Financial Statements and Supplementary Data - Note 1 of Notes to Consolidated Financial Statements."

         Provision (Benefit) For Income Taxes - The provision for income taxes, which primarily represents the deferred tax charges associated with Emerson's profits in the United States, increased approximately $833,000, or 38.7%, to $3.0 million for fiscal 2005 from approximately $2.2 million for fiscal 2004. The increase in the provision for income taxes was primarily due to an increase in pre-tax profit in the consumer electronics segment.

         Income from Discontinued Operations, Net of Tax - From July 2003 through November 2003, SSG ceased operating several of its Team Dealer locations. In November 2003, SSG sold all of the issued and outstanding shares of capital stock of its wholly owned subsidiary - ATEC. Income of $50,000 was recorded during the wind down of these operations (the "discontinued operations") in fiscal 2005 as compared to income of approximately $2.7 million, or 1.0% of consolidated net revenues for fiscal 2004.

         Net Income (loss) - As a result of the foregoing factors, we had net earnings of approximately $5.9 million (1.8% of consolidated net revenues) for fiscal 2005 as compared to a net loss of $1.1 million (-0.4% of consolidated net revenues) for fiscal 2004.

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

         Cost of Sales - Cost of sales, in absolute terms, decreased $48.6 million, or 18.4%, to $215.4 million for fiscal 2004 as compared to $264.0 million for fiscal 2003. This decrease was primarily due to a decrease of $49.1 million, or 24.2%, in the consumer electronics segment, partially offset by an increase of $474,000, or 0.8%, in the sporting goods segment. As a percentage of consolidated net revenues, cost of sales increased from 80.0% in fiscal 2003 to 81.7% in fiscal 2004. The percentage increase in cost of sales was primarily the result of lower margins in the consumer electronics segment in fiscal 2004.

         Other Operating Costs and Expenses - Other operating costs and expenses are associated with the consumer electronics segment and include those components as described in Note 1 of Note to Consolidated Financial Statements. As a result of increased activity in these areas, other operating costs increased $0.9 million, or 20.8%, from $4.3 million (1.3% of consolidated net revenues) in fiscal 2003 to $5.3 million (2.0% of consolidated net revenues) in fiscal 2004.

         Selling, General and Administrative Expenses ("S,G&A") - In absolute terms, S,G&A expenses decreased $1.2 million, or 2.7%, to $42.0 million in fiscal 2004 as compared to $43.2 million in fiscal 2003. This decrease in S,G&A was primarily the result of a decrease of $1.5 million, or 8.6%, in the consumer electronics segment, partially offset by an increase of $319,000, or 1.2% in the sporting goods segment. As a percentage of consolidated net revenues, S,G&A expenses increased to 15.9% for fiscal 2004 as compared to 13.0% for fiscal 2003, principally as a result of the decline in revenues.

         Acquisition Costs - Acquisition costs are associated with the consumer electronics segment. Acquisition costs were $1.6 million (0.6% of consolidated net revenues) for fiscal 2004, due to two unsuccessful acquisition attempts during the year. There were no acquisition costs in fiscal 2003.

         Stock Based Costs - Stock based costs are associated with the consumer electronics segment, which relate to the value of warrants issued in exchange for consulting services. Stock based costs increased from $49,000 (less than 0.1% of consolidated net revenues) in fiscal 2003 to $523,000 (0.2% of consolidated net revenues) in fiscal 2004.

         Interest expense, net - Interest expense decreased $1.2 million, or 46.2%, from $2.5 million (0.8% of consolidated net revenues) in fiscal 2003 to $1.3 million (0.5% of consolidated net revenues) in fiscal 2004. The decrease was primarily due to lower borrowing amounts and lower interest rates, resulting in a decrease of $1.0 million, or 53.4%, in the consumer electronics segment, as well as a decrease of $0.2 million, or 23.4%, in the sporting goods segment.

         Minority Interest in Net Loss of Consolidated Subsidiary - Minority interest in net loss of consolidated subsidiary represents that portion of the sporting goods segment loss for the fiscal year that relates to the ownership of SSG by shareholders other than us. See Item 8 - "Financial Statements and Supplementary Data - Note 1 of Notes to Consolidated Financial Statements."

         Provision (Benefit) For Income Taxes - The provision for income taxes in absolute terms was $2.2 million in fiscal 2004 as compared to a tax benefit of $9.3 million in fiscal 2003. The provision of $2.2 million in fiscal 2004 primarily represents the deferred tax charges associated with Emerson's profits in the United States. The tax benefit in fiscal 2003 was primarily the result of a reduction in the valuation reserve in the consumer electronics segment, previously established against the deferred tax assets relating to the accounts receivable and temporary inventory differences, as well as the recognition of management's estimation of net operating loss carry forwards subject to limitations under IRC Section 382. See Item 8 - "Financial Statements and Supplementary Data - Note 7 of Notes to Consolidated Financial Statements."

         Income from Discontinued Operations, Net of Tax - Income from discontinued operations, net of tax, is associated with the sporting goods segment. In July, October and November 2003, SSG ceased operations of its Team Dealer locations in Little Rock, Arkansas, Enid, Oklahoma, and Wichita, Kansas, respectively. In addition, SSG sold all of the issued and outstanding capital stock of ATEC. Income from discontinued operations increased $1.9 million to $2.7 million (1.0 % of consolidated net revenues) in fiscal 2004 from $0.8 million (0.3% of consolidated net revenues) in fiscal 2003. See Item 8 - "Financial Statements and Supplementary Data - Note 17 of Notes to Consolidated Financial Statements."

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


CONSUMER ELECTRONICS SEGMENT:

         The following table summarizes certain financial information relating to the consumer electronics segment for the fiscal years ended March 31 (in thousands):


                                                       2005                    2004                   2003
                                                  ----------------       -----------------      -----------------

Net revenues                                      $     230,783          $     179,952           $     245,216
                                                  ----------------       -----------------      -----------------
Cost of sales                                           198,221                153,643                 202,699
Other operating costs                                     5,889                  5,254                   4,348
Selling, general & administrative                        17,436                 15,885                  17,380
Acquisition costs (recovered) incurred                     (454)                 1,553                     --
Stock based costs                                           249                    524                      49
                                                  ----------------       -----------------      -----------------
     Operating income                                     9,442                  3,093                  20,740
Interest expense, net                                     1,346                    883                   1,893
                                                  ----------------       -----------------      -----------------
     Income before income taxes                           8,096                  2,210                  18,847
Provision (benefit) for income taxes                      2,983                  2,150                  (9,281)
                                                  ----------------       -----------------      -----------------
     Net income                                   $       5,113          $          60          $       28,128
                                                  ================       =================      =================

RESULTS OF CONSUMER ELECTRONICS OPERATIONS - FISCAL 2005 COMPARED WITH FISCAL
2004

         Net Revenues - Net revenues for fiscal 2005 increased $50.8 million, or 28.3%, to $230.8 million as compared to $180.0 million for fiscal 2004. Consumer electronics net revenues are comprised of Emerson(R) branded product sales, themed product sales and licensing revenues. Emerson(R) branded product sales are earned from the sale of products bearing the Emerson(R) or HH Scott(R) brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson(R) and HH Scott(R) brand names to licensees for a fee. The increase in net revenues comprised of:

         i) Emerson(R) branded products sales increased to $202.9 million in fiscal 2005 compared to $158.5 million in fiscal 2004, an increase of $44.3 million, or 28.0%, primarily resulting from increased sales volume.

         ii) Themed product sales increased to $17.1 million in fiscal 2005 compared to $10.4 million in fiscal 2004, an increase of $6.7 million (63.7%), primarily due to increased Nickelodeon sales volume.

         iii) Licensing revenues decreased $169,000, or 1.5%, to $10.8 million in fiscal 2005 compared to $11.0 million in fiscal 2004, primarily due to slightly lower sales volumes from our video licensing agreements.

         Cost of Sales - In absolute terms, cost of sales increased $44.6 million, or 29.0%, to $198.2 million in fiscal 2005 as compared to $153.6 million in fiscal 2004. Cost of sales, as a percentage of net revenues, increased from 85.4% in fiscal 2004 to 85.9% in fiscal 2005. The increase in cost of sales in relative terms was primarily due to lower margins on Emerson(R) branded and themed products, primarily attributable to competitive market conditions.

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

         Other Operating Costs and Expenses - Other operating costs and expenses include those components as described in Note 1 of Notes to Consolidated Financial Statements. As a result of increased activity in these areas, other operating costs and expenses as a percentage of net revenues were 2.6% in fiscal 2005 as compared to 2.9% in fiscal 2004. In absolute terms, other operating costs and expenses increased $635,000, or 12.1%, to $5.9 million for fiscal 2005 as compared to $5.3 million in fiscal 2004.

         Selling, General and Administrative Expenses ("S,G&A") - S,G&A, as a percentage of net revenues, were 7.6% in fiscal 2005 as compared to 8.8% in fiscal 2004. S,G&A, in absolute terms, increased $1.5 million, or 9.8%, to $17.4 million in fiscal 2005 as compared to $15.9 million for fiscal 2004. The increase in S,G&A in absolute terms between fiscal 2005 and 2004 was primarily due to increased freight out costs totaling $1.0 million, and increased advertising expenditures of $800,000, partially offset by a decrease in professional fees of $700,000, offset by smaller variances in other S,G&A expenses.

         Acquisition Costs (Recovered) Incurred - Acquisition costs are associated with the consumer electronics segment. Adjustments to acquisition costs incurred in the prior year were recorded in fiscal 2005, resulting in a recovery of such costs of $454,000, or -0.2% of consumer electronics net revenues. For fiscal 2004, acquisition costs were $1.6 million, or 0.9% of consumer electronics net revenues, due to two unsuccessful acquisition attempts during the year.

         Stock Based Costs - Stock based costs relate to the cost of warrants associated with consulting service agreements and stock options expense associated with the early adoption of SFAS 123R "Share-Based Payments" for fiscal 2005. Stock based costs decreased from $524,000 (0.3% of consumer electronics net revenues) in fiscal 2004 to $249,000 (0.1% of consumer electronics net revenues) in fiscal 2005, including approximately $161,000 related to the early adoption of SFAS 123R.

         Interest Expense, net - Interest expense increased $463,000, or 52.4%, to $1.3 million (0.6% of consumer electronics net revenues) in fiscal 2005 from $0.9 million (0.5% of net revenues) in fiscal 2004. The increase was attributable primarily to increased borrowings and borrowing costs.

         Provision (benefit) for Income Taxes - Emerson's provision for income taxes, which primarily represents the deferred tax charges associated with Emerson's profits in the United States, was $3.0 million for fiscal 2005, or 1.3% of consumer electronics net revenues, as compared to $2.2 million for fiscal 2004, or 1.2% of consumer electronics net revenues.

         Net Income - As a result of the foregoing factors, the consumer electronics segment generated net income of $5.1 million (2.2% of net revenues) in fiscal 2005 as compared to $60,000 (less than 0.1% of net revenues) in fiscal 2004.


RESULTS OF CONSUMER ELECTRONICS OPERATIONS - FISCAL 2004 COMPARED WITH FISCAL
2003

         Net Revenues - Net revenues for fiscal 2004 decreased $65.3 million, or 26.6%, to $180.0 million as compared to $245.2 million for fiscal 2003. Consumer electronics net revenues are comprised of Emerson branded(R) product sales, themed product sales and licensing revenues. Emerson(R) branded product sales are earned from the sale of products bearing the Emerson(R) or HH Scott(R) brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson(R) and HH Scott(R) brand names to licensees for a fee. The decrease in net revenues comprised of:

              i) A decrease in Emerson(R) branded products sales of $34.2 million, or 17.7% to $158.5 million in fiscal 2004 compared to $192.6 million in fiscal 2003. These decreases were associated with increased competition, decreased orders from our primary customers and an overall slower economy.
              ii) Themed product sales decreased to $10.4 million in fiscal 2004 compared to $42.2 million fiscal 2003, or a decrease of $31.7 million (75.2%). These decreases were due to the discontinuance of sales of NASCAR(R), Mary Kate and Ashley(R) and Hello Kitty(R) themed products, and decreases in Girl Power TM themed product, partially offset by the start up sales from Nickelodeon themed products.
              iii) Licensing revenues increased to $11.0 million in fiscal 2004 compared to $10.4 million in fiscal 2003, primarily due to increased sales volumes from our video licensing agreements.

         Cost of Sales - In absolute terms, cost of sales decreased $49.1 million, or a 24.2% decrease, to $153.6 million in fiscal 2004 as compared to $202.7 million in fiscal 2003. Cost of sales, as a percentage of net revenues, increased from 82.7% in fiscal 2003 to 85.4% in fiscal 2004. The increase in cost of sales in relative terms was primarily due to lower margins on product sales of traditionally higher margin themed products, and lower margins on Emerson(R) branded products, primarily attributable to competitive market conditions. In absolute terms, cost of sales decreased by $49.1 million due to a lower revenue base.

         Other Operating Costs and Expenses - Other operating costs and expenses include those components as described in Note 1 of Notes to Consolidated Financial Statements. As a result of increased activity in these areas, other operating costs and expenses as a percentage of net revenues were 2.9% in fiscal 2004 as compared to 1.8% in fiscal 2003. In absolute terms, other operating costs and expenses increased $906,000, or 20.8%, to $5.3 million for fiscal 2004 as compared to $4.3 million in fiscal 2003.

         Selling, General and Administrative Expenses ("S,G&A") - S,G&A, as a percentage of net revenues, were 8.8% in fiscal 2004 as compared to 7.1% in fiscal 2003. S,G&A, in absolute terms, decreased $1.5 million, or 8.6%, to $15.9 million in fiscal 2004 as compared to $17.4 million for fiscal 2003. The decrease in S,G&A in absolute terms between fiscal 2004 and 2003 was primarily due to a reduction of bad debt expenses totaling approximately $1.5 million.

         Acquisition Costs - Acquisition costs were $1.6 million (0.9% of consumer electronics segment net revenues) for fiscal 2004, due to two unsuccessful acquisition attempts during the year. There were no acquisition costs in fiscal 2003.

         Stock Based Costs - Stock based costs, are the value of warrants issued in exchange for consulting services. Stock based costs increased from $49,000 (less than 0.1% of consumer electronics net revenues) in fiscal 2003 to $524,000 (0.3% of consumer electronics net revenues) in fiscal 2004.

         Interest Expense, net - Interest expense decreased $1.0 million, or 53.4%, from $1.9 million (0.8% of consumer electronics net revenues) in fiscal 2003 to $0.9 million (0.5% of net revenues) in fiscal 2004. The decrease was attributable primarily to decreased borrowing amounts and lower interest rates.

         Provision (benefit) for Income Taxes - Emerson's provision for income taxes was $2.2 million for fiscal 2004 as compared to a benefit of $9.3 million for fiscal 2003. The provision of $2.2 million in fiscal 2004 represents deferred tax charges associated with Emerson's profits in the United States. The benefit for fiscal 2003 consisted primarily of the reduction in the valuation reserve previously established against the deferred tax assets relating to the accounts receivable and inventory temporary differences, as well as the recognition of management's estimation of net operating loss carryforward's subject to limitations under IRC Section 382, which management believes it was likely to realize the benefit of such net deferred tax assets. See Item 8 - "Financial Statements and Supplementary Data - Note 7 of Notes to Consolidated Financial Statements."

         Net Income - As a result of the foregoing factors, the consumer electronics segment generated net income of $60,000 (less than 0.1% of net revenues) in fiscal 2004 as compared to $28.1 million (11.5% of net revenues) in fiscal 2003.


SPORTING GOODS SEGMENT:


         During fiscal 2004, SSG discontinued operations of certain team dealer operations, and sold all of the capital stock of ATEC. These businesses have been classified as discontinued operations, and, accordingly, their operating results have been reported separate from continuing operations. The following table summarizes certain financial information relating to the sporting goods segment for the fiscal years 2005, 2004, and 2003 (in thousands):


                                                       2005                  2004                 2003


Net revenues                                      $       89,921       $        83,822              $ 85,099
                                                  ----------------     -----------------      ---------------
Cost of sales                                              64,064               61,812                61,338
Selling, general & administrative
      expenses                                             23,868               26,135                25,816
Stock based costs                                             128                   --                   --
                                                  ----------------     -----------------      ---------------
Operating income (loss)                                     1,861               (4,125)               (2,055)
Interest expense, net                                         216                  459                   599
                                                  ----------------     -----------------      ---------------
Income (Loss) before income taxes and
      cumulative effect of change in
      accounting principle                                  1,645               (4,584)               (2,654)
Benefit for income taxes                                       --                   --                    (1)
                                                  ----------------     -----------------      ---------------
Income (loss) from continuing  operations                   1,645               (4,584)               (2,653)
Income from discontinued operations,
      net of tax                                               50                2,661                   840
Cumulative effect of change in
      accounting principle                                     --                  --                 (7,442)
                                                  ----------------     -----------------      ---------------
Net income (loss)                                  $        1,695      $        (1,923)            $ (9,255)
                                                  ================     =================      ===============


RESULTS OF SPORTING GOODS OPERATIONS - FISCAL 2005 COMPARED WITH FISCAL 2004

         Net Revenues - Net revenues for fiscal 2005 increased approximately $6.1 million, or 7.3%, to $89.9 million as compared to $83.8 million in fiscal 2004. The increase in net revenues was primarily a result of increased product and customer sales volumes, representing a 6.6% increase, as well as fiscal 2005 having three additional business days as compared to fiscal 2004, representing approximately 0.7% of the net revenue increase.

         Cost of Sales - Cost of sales, as a percentage of net revenues, decreased for fiscal 2005 to 71.2% as compared to 73.7% for 2004, or by $2.3 million. The 2.5% cost of sales improvement was due to a 1.8% improvement in product margins along with a 0.7% decrease in inventory write off expense.

         Selling, General and Administrative Expenses ("S,G&A") - S,G&A expenses for fiscal 2005 decreased by $2.3 million, or 8.7%, to $23.9 million as compared to $26.1 million in fiscal 2004. As a percentage of net revenues, S,G&A decreased to 26.5% in fiscal 2005 from 31.2% in fiscal 2004. The decrease in S,G&A in absolute and relative terms was primarily due to decreases in: legal, accounting and professional services of $1.0 million; facilities and insurance costs of $480,000; licenses and royalties of $175,000; depreciation and amortization expenses of $162,000; MIS costs of $137,000; bad debt expense of $122,000; and approximately $160,000 of various other expenses . This decrease was partially offset by an increase in payroll related costs of $266,000. Additionally, freight carrier bankruptcy expenses of $296,000 recorded in fiscal 2004 contributed to the current fiscal year improvement.

         Interest Expense, net - Interest expense, net decreased approximately $243,000 (52.9%) in fiscal 2005 as compared to fiscal 2004. The decrease was attributable primarily to decreased overall levels of borrowing.

         Provision for Income Taxes - The sporting goods segment has a portion of the tax benefits associated with a net operating loss carryforward included in net deferred tax assets. This net operating loss carryforward can be used to offset future taxable income and can be carried forward for 15 to 20 years. Realization of the net deferred tax asset is dependent on generating sufficient taxable income, either through operations or tax planning strategies, prior to the expiration of loss carryforwards. The current year taxes on income were applied against the deferred tax asset and related valuation allowance, resulting in no income tax expense in fiscal 2005.

         Discontinued Operations - Discontinued operations reflect net operating losses related to our discontinued and sold team dealer operations and the net income from and net gain on sale of our ATEC subsidiary, all of which occurred in fiscal 2004. The $50,000 in fiscal 2005 reflects the income after the finalization of discontinuing these operations.

         Net Income (Loss) - As a result of the foregoing factors, income of $1.7 million, or 1.9% of net revenues, was reported for fiscal 2005 as compared to a net loss of $1.9 million, or 2.3%, for fiscal 2004.


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

         Selling, General and Administrative Expenses ("S,G&A") - S,G&A expenses for fiscal 2004 increased by $319,000 (1.2%) as compared to fiscal 2003. As a percentage of net revenues, S,G&A increased to 31.2% in fiscal 2004 from 30.3% in fiscal 2003. The increase in S,G& A in absolute and relative terms was primarily due to an increase in professional service fees of approximately $617,000, bankrupt freight carrier expenses of $296,000 and $181,000 in uncollectable trade account receivable allowances partially offset by decreases in payroll related expenses of $460,000, employee travel and entertainment expense of $215,000 and $145,000 in facility expenses.

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

         Discontinued Operations - Discontinued operations reflect net operating losses related to our discontinued and sold team dealer operations and the net income from and net gain on sale of our ATEC subsidiary, which occurred in fiscal 2004.

         Net loss - As a result of the foregoing factors, a net loss of $1.9 million was reported for fiscal 2004 as compared to a net loss of $9.3 million for fiscal 2003.


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2005, we had cash and cash equivalents of approximately $3.0 million, compared to approximately $6.4 million at March 31, 2004. Working capital increased to $56.1 million at March 31, 2005 as compared to $46.7 at March 31, 2004. The decrease in cash and cash equivalents of approximately $3.4 million was primarily due to operating and financing activities, as described below.

         Operating cash flow used in continuing operating activities was approximately $9.3 million for fiscal 2005, resulting from income before depreciation and amortization and deferred tax expenses of approximately $12.0 million, primarily offset by growth in accounts receivable and inventory. Growth in accounts receivable accounted for a usage of cash of approximately $10.3 million as a result of the shift from the direct import business (which represents sales under LC arrangements) to domestic business (which represents sales on account), and an increase in consumer demand. Also as a result of the shift to domestic business, increases in inventory accounted for a usage of cash of approximately $6.3 million in order to meet the growing need for inventory at domestic locations. Increases in cash securing bank loans and reductions of accounts payable and other current liabilities also contributed to the use of cash by operations.

         Operating cash flow used by discontinued operations for the fiscal year 2005 was approximately $143,000 due to the results and disposals of SSG's ATEC subsidiary and Team Dealer locations in fiscal 2004.

         Net cash used by investing activities was $2.6 million for fiscal 2005, due to the purchase of fixed assets, which consisted primarily of acquisition of real property, trademark investments, and machinery and office equipment purchases.

         Net cash provided by financing activities was $8.6 million for fiscal 2005. Cash was primarily utilized for the increase in inventories due to the higher level of sales in the current fiscal year, as well as the continuing shift from the direct import to domestic business.

         Emerson and SSG maintain credit facilities as described in Note 6 - "Borrowings." At March 31, 2005, there were approximately $14.3 million of borrowings outstanding under these facilities, of which no letters of credit were outstanding. At March 31, 2005, Emerson and SSG were in compliance with the covenants on its credit facilities. On June 27, 2005, Emerson entered into a $42.5 million Revolving Credit and Term Loan Agreement with two U.S. financial institutions to replace the existing $25 million revolver. (See Note 6).

         Our foreign subsidiaries maintain various credit facilities, aggregating $76.0 million, with foreign banks consisting of the following:

         o four letter of credit facilities totaling $21.0 million which is used for inventory purchases; and

         o five back-to-back letter of credit facilities totaling $55.0 million.

         At March 31, 2005, our foreign subsidiaries pledged approximately $5.6 million in certificates of deposit to these banks to assure the availability of the $21.0 million credit facilities. At March 31, 2005, there were approximately $15.7 million of letters of credit outstanding under these credit facilities. These letter of credit facilities contain a net worth covenant of the foreign subsidiaries with which the subsidiaries were in compliance at March 31, 2005.

         Short-Term Liquidity. Liquidity for the consumer electronics segment is impacted by its seasonality in that we generally record the majority of our annual sales in the quarters ending September and December. This requires the consumer electronics segment to maintain higher inventory levels during the quarters ending June and September, therefore increasing the working capital needs during these periods. Additionally, the consumer electronics segment receives the largest percentage of product returns in the quarter ending March. The higher level of returns during this period adversely impacts Emerson's collection activity, and therefore its liquidity. Management believes that the license agreements as discussed above, continued sales margin improvement and the policies in place for returned products, should continue to favorably impact its cash flow. In fiscal 2005, products representing approximately 38% of net revenues of the consumer electronics segment were imported directly to our customers. This contributes significantly to Emerson's liquidity in that this inventory does not need to be financed directly by the Company.

         Liquidity for the sporting goods segment is also impacted by its seasonality in that it generally records the majority of revenues in the March quarter, which is its highest sales period. The quarter ending December is its lowest sales period. This requires the sporting goods segment to maintain higher amounts of inventory during the quarters ending March, June and December, therefore increasing the working capital needs during these periods.

         Our principal existing sources of cash are generated from operations and borrowings available under our revolving credit facilities. As of March 31, 2005, we had $26.6 million of borrowing capacity available under our $45.0 million revolving credit facilities (reflecting outstanding loans of approximately $14.3 million). In addition, at March 31, 2005, we had $76.0 million of letter of credit facilities, of which approximately $47.3 million was available. We believe that our existing sources of cash for the consumer electronics segment and sporting goods segment will be sufficient to support our existing operations over the next 12 months; provided, however, we may raise additional financing, which may include the issuance of equity securities, or the incurrence of additional debt, in connection with our operations or if we elect to grow our business through acquisitions.

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

         The following summarizes our obligations at March 31, 2005 for the periods shown (in thousands):


                                                      PAYMENT DUE BY PERIOD
                             ------------------------------------------------------------------------------
                                               Less than 1         1 - 3             3 - 5         More than
                               Total              year             Years             years          5 years
                             ------------------------------------------------------------------------------
Notes and mortgages
   payable                    $ 15,025           $   74           $  3,158       $    11,448        $  345
                                                                                                        --
Capital lease obligations           55               36                 19                --            --

Leases                           6,934            2,663              3,440               767            64

                             ------------------------------------------------------------------------------
Total                         $ 22,014          $ 2,773           $  6,617       $    12,215        $  409
                             ==============================================================================


         As of March 31, 2005, there were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product.

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

         Trade Accounts Receivable. We extend credit based upon evaluations of a customer's financial condition and provide for any anticipated credit losses in our financial statements based upon management's estimates and ongoing reviews of recorded allowances. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. Conversely, reserves are reduced to reflect credit and collection improvements.

         Intangible Assets. SSG has assets related to other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves management judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. On April 1, 2002, we adopted SFAS 142, which requires us to cease amortization of goodwill, to perform a transitional test for potential goodwill impairment upon adoption, and then test goodwill for impairment at least annually by reporting unit. See Note 5 - "Goodwill and Other Intangible Assets."

         Income Taxes. We record a valuation allowance to reduce the amount of our deferred tax assets to the amount that management estimates is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event that we determined that we would not be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if it was determined that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

          Cooperative Advertising Accruals. Cooperative advertising programs, promotions and other volume-based incentives, which are provided to retailers and distributors for advertising and sales promotions, are accounted for on an accrual basis as a reduction in net revenues in the period in which the related sales are recognized as per EITF 01-09 "Accounting for Consideration Given by a Vendor to a Customer." If additional cooperative advertising programs, promotions and other volume-based incentives are required to promote the Company's products, then additional reserves may be required. Conversely, reserves are decreased to reflect the lesser need for cooperative advertising programs.


RECENTLY-ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

        In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FASNo.106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003"(Act), which supersedes FASB Staff Position (FSP) No. 106-1, to provide guidance on accounting for the effects of the Act. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The FSP provides guidance on measuring the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost, and the effects of the Act on the APBO. In addition, the FSP addresses accounting for plan amendments and requires certain disclosures about the Act and its effects on the financial statements. This FSP was effective for the first interim or annual period beginning after June 15, 2004 for public entities. The implementation of this FSP did not have a material impact on the Company's financial statements.

         During the fourth quarter of fiscal 2005 the Company elected to early-adopt SFAS No. 123R, "Share-Based Payment" ("SFAS 123R") under the modified retrospective approach applied only to prior interim periods in the current year. As a result, the Company has applied SFAS 123R to new awards and to awards modified, repurchased, or cancelled after April 1, 2004. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered that were outstanding as of April 1, 2004 are being recognized as the requisite service is rendered on or after April 1, 2004 (generally over the remaining option vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123. As a result of the early adoption, under the provision of SFAS 123R, the Company has recorded compensation costs of $289,000 during fiscal 2005 and eliminated compensation costs, net of tax, of $1,247,000 ($0.05 per share) previously recorded in the September 2004 quarter when 725,000 stock options were exercised in a cashless manner. Prior to the adoption of SFAS 123R, the Company followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees:
("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense was recognized. The Company adopted the disclosure-only provisions under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). For the purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.
        In November 2004, the FASB issued SFAS No.151, "Inventory Costs", which is an amendment of Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing". This Statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. The provisions of this statement are effective for inventory costs incurred during the fiscal year beginning after June 15, 2005 and are applied on a prospective basis. The Company does not expect the impact of implementing this Statement to have a material effect on its financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         INFLATION, FOREIGN CURRENCY, AND INTEREST RATES

         Neither inflation nor currency fluctuations had a significant effect on our results of operations during fiscal 2005. Our exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The consumer electronics segment purchases virtually all of its products from manufacturers located in various Asian countries.

         The interest on borrowings under our credit facilities is based on the prime rate. While a significant increase in interest rates could have an adverse effect on our financial condition and results of operations, management believes that given the present economic climate, interest rates are expected to increase, but not so significantly during the coming year as to have an adverse effect or our financial condition and results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Index to Financial Statements
 -----------------------------
                                                                        Page No.
                                                                        --------
  o   Report of Independent  Registered Public Accounting Firm             51

  o   Report of Independent  Registered Public Accounting Firm             52

  o   Consolidated Statements of Operations for the years ended
      March 31, 2005, 2004 and 2003                                        53

  o   Consolidated Balance Sheets as of March 31, 2005 and 2004            54

  o   Consolidated Statements of Changes in Shareholders' Equity
      for the years ended March 31, 2005, 2004 and 2003                    55

  o   Consolidated Statements of Cash Flows for the years ended
      March 31, 2005, 2004 and 2003                                        56

  o   Notes to Consolidated Financial Statements                           57

  o   Schedule II--Valuation and Qualifying Accounts and Reserves          97

  o All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Emerson Radio Corp.


         We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the management of Emerson Radio Corp. and Subsidiaries. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emerson Radio Corp. and Subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule presents fairly, in all material respects, the information set forth therein.


BDO SEIDMAN, LLP


New York, New York
May 20, 2005, except Note 6,
as to which the date is
June 27, 2005.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of Emerson Radio Corp.


         We have audited only the consolidated statement of operations, shareholders' equity, and cash flows for the year ended March 31, 2003 of Emerson Radio Corp. and Subsidiaries. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the management of Emerson Radio Corp. and Subsidiaries. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluation the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emerson Radio Corp. and Subsidiaries at March 31, 2003, and the consolidated results of its operations and cash flows for the year ended March 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Accounting Standard No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002.

ERNST & YOUNG, LLP


New York, New York
May 19, 2003

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED MARCH 31, 2005, 2004, AND 2003
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      2005                  2004             2003
                                                                 ----------------     --------------    -------------

NET REVENUES                                                     $       320,704      $     263,774     $   330,315

COSTS AND EXPENSES:
     Cost of sales                                                       262,285            215,455         264,037
     Other operating costs and expenses                                    5,889              5,254           4,348
     Selling, general and administrative expenses                         41,304             42,021          43,196
     Acquisition costs (recovered) incurred                                 (454)             1,553              --
     Stock based compensation                                                377                523              49
                                                                 ----------------     --------------    -------------
                                                                         309,401            264,806         311,630
                                                                 ----------------     --------------    -------------

OPERATING INCOME (LOSS)                                                   11,303             (1,032)         18,685
     Interest expense, net                                                (1,562)            (1,342)         (2,492)
      Minority interest in net (income) loss of
         consolidated subsidiary                                            (903)               789             731
                                                                 ----------------     --------------    -------------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                8,838             (1,585)         16,924
     Provision (benefit) for income taxes                                  2,983              2,150          (9,282)
                                                                 ----------------     --------------    -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                   5,855             (3,735)         26,206
     Income from discontinued operations, net of tax                          50              2,661             840
     Cumulative effect of change in accounting principle                      --                 --          (5,546)
                                                                 ----------------     --------------    -------------
NET INCOME  (LOSS)                                               $         5,905      $      (1,074)     $   21,500
                                                                 ================     ==============    =============

BASIC NET INCOME (LOSS) PER SHARE
     Continuing operations                                       $           .22      $        (.14)     $      .95
     Discontinued operations                                                  --                .10             .03
     Cumulative effect of change in accounting principle                      --                 --            (.20)
                                                                 ----------------     --------------    -------------
                                                                 $           .22               (.04)            .78
                                                                 ================     ==============    =============
DILUTED NET INCOME (LOSS) PER SHARE
     Continuing operations                                       $           .22      $        (.14)     $      .91
     Discontinued operations                                                  --                .10             .03
     Cumulative effect of change in accounting principle                      --                 --            (.19)
                                                                 ----------------     --------------    -------------
                                                                 $           .22               (.04)            .75
                                                                 ================     ==============    =============
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                                26,991             27,227          27,716
     Diluted                                                              27,264             27,227          28,640

The accompanying notes are an integral part of the consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2005 AND 2004
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


ASSETS                                                                               2005              2004
                                                                                 ------------      -----------
Current Assets:
   Cash and cash equivalents                                                      $    2,954       $    6,369
   Cash securing bank loans                                                            5,620            2,950
   Accounts receivable (less allowances of $4,146 and $3,653, respectively)           29,634           19,948
   Other receivables                                                                   1,620            2,821
   Inventories                                                                        53,517           46,997
   Prepaid expenses and other current assets                                           3,747            2,394
   Deferred tax assets                                                                 4,923            5,887
                                                                                 ------------      -----------
     Total current assets                                                            102,015           87,366
Property, plant, and equipment, net                                                    8,275            7,822
Deferred catalog expenses                                                              1,597            1,695
Trademarks and other intangible assets                                                 5,078            5,168
Deferred tax assets                                                                   13,375           15,263
Other assets                                                                             828            1,355
                                                                                 ------------      -----------
           Total Assets                                                           $  131,168       $  118,669
                                                                                 ============      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Short-term borrowings                                                          $   13,044       $    4,762
   Current  maturities of long-term  borrowings                                          110               58
   Accounts payable and other current liabilities                                     30,365           32,787
   Accrued sales returns                                                               2,137            2,521
   Income taxes payable                                                                  243              509
                                                                                 ------------      -----------
     Total current liabilities                                                        45,899           40,637
Long-term borrowings                                                                  14,970           15,027
Minority interest                                                                     16,696           15,793
Commitments and contingencies
Shareholders' Equity:
   Preferred shares - 10,000,000 shares authorized; 3,677
         shares issued and outstanding                                                 3,310            3,310
   Common shares -- $.01 par value, 75,000,000 shares authorized;
         52,883,131 and 52,310,350 shares issued; 27,203,164 and 26,630,383
         shares outstanding, respectively                                                529              523
   Capital in excess of par value                                                    116,788          116,304
   Accumulated other comprehensive losses                                                (87)              (83)
   Accumulated deficit                                                               (43,105)          (49,010)
   Treasury stock, at cost, 25,679,967 shares                                        (23,832)          (23,832)
                                                                                 ------------      -----------
     Total shareholders' equity                                                       53,603            47,212
                                                                                 ------------      -----------
           Total Liabilities and Shareholders' Equity                            $   131,168       $   118,669
                                                                                 ============      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 2005, 2004, AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                            COMMON  SHARES ISSUED                           ACCUMULATED
                                           ----------------------                CAPITAL        OTHER                      TOTAL
                                PREFERRED   NUMBER       PAR       TREASURY  IN EXCESS OF  COMPREHENSIVE  ACCUMULATED  SHAREHOLDERS'
                                 STOCK     OF SHARES    VALUE       STOCK      PAR VALUE      LOSSES        DEFICIT       EQUITY
                                ---------  ----------  ---------  ----------  ------------ ------------  ------------ -------------

Balance - March 31, 2002        $  3,310  51,475,511    $  515     $(13,978)    $114,451     $  (122)    $ (69,436)      $34,740
    Purchase of treasury stock                                       (5,697)                                              (5,697)
    Exercise of stock options
         and warrants                        505,920         5                       622                                     627
    Stock based costs                                                                 49                                      49
   Comprehensive income:
        Net income                                                                                          21,500        21,500
        Interest rate swap                                                                        20                          20
        Unrealized loss on
          securities                                                                              (2)                         (2)
           Comprehensive                                                                                              ----------
            income                                                                                                        21,518
                                --------- ----------   ---------  ----------  ------------  -----------  ------------ ----------
Balance - March 31, 2003           3,310  51,981,431       520      (19,675)     115,122        (104)      (47,936)       51,237
    Purchase of treasury stock                                       (4,157)                                              (4,157)
    Exercise of stock options
        and warrants                         328,919         3                       281                                     284
    Stock based costs                                                                511                                     511
    Tax benefit from exercise
      of employee stock options                                                      390                                     390
   Comprehensive income (loss):
        Net loss                                                                                            (1,074)       (1,074)
        Interest rate swap                                                                       (16)                        (16)
        Recognition of realized
          loss in net loss                                                                        42                          42
       Unrealized loss on
          securities                                                                              (5)                         (5)
                                                                                                                      -----------
        Comprehensive
          income (loss)                                                                                                   (1,053)
                                --------- -----------  ---------  ----------  ------------  -----------  ------------ -----------
Balance - March 31, 2004           3,310  52,310,350       523      (23,832)     116,304         (83)      (49,010)       47,212
    Exercise of stock options
    and warrants                             572,781         6                       107                                     113
   Stock based costs                                                                 377                                     377
   Comprehensive income:
        Net income                                                                                           5,905         5,905
        Interest rate swap                                                                        (4)                         (4)
                                                                                                                      -----------
         Comprehensive income                                                                                              5,901
                                --------- -----------  ---------  ----------  ------------  -----------  ------------ -----------
Balance - March 31, 2005        $  3,310  52,883,131   $   529    $ (23,832)  $  116,788    $    (87)    $ (43,105)   $   53,603
                                ========= ===========  =========  ==========  ============  ===========  ============ ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 2005, 2004, AND 2003
                                 (IN THOUSANDS)

                                                                        2005           2004            2003
                                                                   ------------    ------------    -----------
Cash Flows from Operating Activities:
   Income  (loss) from continuing operations                         $   5,855      $   (3,735)      $  20,660
   Adjustments to reconcile income (loss) to net cash
      provided by operating activities:
      Minority interest                                                    903            (789)           (731)
      Depreciation and amortization                                      3,284           3,375           2,968
      Deferred tax expense (benefit)                                     2,852           1,483         (10,957)
      Cumulative effect of accounting change                                --              --           5,546
      Asset allowances, reserves, and other                                413             128             (40)
      Changes in assets and liabilities:
         Cash securing bank loans                                       (2,670)         (1,250)             50
         Accounts receivable                                           (10,324)            (66)          5,132
         Other receivables                                                 968             (47)           (363)
         Inventories                                                    (6,293)         (7,191)         (3,590)
         Prepaid expenses and other current assets                      (1,390)          2,944          (3,104)
         Other assets                                                     (521)            (72)         (1,198)
         Accounts payable and other current liabilities                 (2,118)          3,386             312
         Income taxes payable                                             (266)           (243)            649
                                                                   ------------    ------------    -----------
Net cash provided by (used in) continuing operations                    (9,307)         (2,077)         15,334
Net cash provided by (used in) discontinued operations                    (143)          2,394              91
                                                                   ------------    ------------    -----------
Net cash provided by (used in) operating activities                     (9,450)            317          15,425
                                                                   ------------    ------------    -----------

Cash Flows from Investing Activities:
   Additions to property and equipment                                  (2,598)           (257)           (512)
                                                                   ------------    ------------    -----------
Net cash used by continuing operations                                  (2,598)           (257)           (512)
                                                                   -----------    ------------     -----------
Proceeds from sale of ATEC                                                  --          10,517              --
Other investing activities of discontinued operations                       --              --            (110)
                                                                   ------------    ------------    -----------
Net cash provided by (used in) discontinued operations                      --          10,517            (110)
                                                                   ------------    ------------    -----------
Net cash provided by (used in) investing activities                     (2,598)         10,260            (622)
                                                                   ------------    ------------    -----------

Cash Flows from Financing Activities:
   Short-term borrowings (repayments)                                    8,282           2,844          (9,385)
  Net borrowings (repayments) under line of credit facility                 52         (11,556)         11,533
   Purchases of common stock                                                --          (4,157)         (5,697)
   Exercise of stock options and warrants                                  201             284             627
  Long-term borrowings                                                 148,962         146,655         123,457
   Repayments of long-term borrowings                                 (148,864)       (149,691)       (143,153)
                                                                   ------------    ------------    -----------
Net cash provided by (used in) financing activities                      8,633         (15,621)        (22,618)
                                                                   ------------    ------------    -----------
Net decrease in cash and cash equivalents                               (3,415)         (5,044)         (7,815)
Cash and cash equivalents at beginning of year                           6,369          11,413          19,228
                                                                   ------------    ------------    -----------
Cash and cash equivalents at end of year                           $     2,954      $    6,369      $   11,413
                                                                   ============    ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $     1,366      $    1,158      $    2,184
                                                                   ============    ============    ===========
  Cash paid for income taxes                                       $       587      $    1,625      $    1,226
                                                                   ============    ============    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

         From July 2003 through November 2003, certain of SSG's team dealer locations were discontinued. In November 2003, SSG sold all of the issued and outstanding capital stock of its wholly-owned subsidiary, Athletic Training Equipment Company, Inc. ("ATEC"). Collectively, SSG refers to these as "Discontinued Operations" and accordingly, the accompanying financial statements reflect these as discontinued operations for all periods presented. (See Note
17).

USE OF ESTIMATES

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

         The carrying amounts for cash and cash equivalents, cash securing bank loans, trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to short-term maturity of these financial instruments. The carrying amounts of bank debt approximate their fair values due to their variable rate interest features.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

INVESTMENTS

   The Company determines the appropriate classifications of securities at the time of purchase and evaluates the continuing appropriateness of that classification thereafter. The investments held by the Company of approximately $175,000 and $3,000 at March 31, 2005 and 2004, respectively, were classified as "available-for-sale securities", and are included in prepaid expenses and other current assets. Realized gains and losses are reported separately as a component of income, and unrealized gains and losses are reported separately as a component of comprehensive income. Declines in the market value of securities deemed to be other than temporary are included in earnings.

CONCENTRATIONS OF CREDIT RISK

         Certain financial instruments potentially subject the Company to concentrations of credit risk. Accounts receivable for the consumer electronics segment represent sales to retailers and distributors of consumer electronics throughout the United States and Canada. Accounts receivable for the sporting goods segment represent sales to all levels of public and private schools, colleges, universities, military academies, municipal and governmental agencies, military facilities, churches, clubs, camps, hospitals, youth sports leagues, non-profit organizations, team dealers and certain large retail sporting goods chains. The Company periodically performs credit evaluations of its customers but generally does not require collateral. The Company provides for any anticipated credit losses in the financial statements based upon management's estimates and ongoing reviews of recorded allowances. The allowance for doubtful accounts was approximately $545,000, $818,000, and $1,243,000 as of March 31, 2005, 2004, and 2003, respectively. (See Note 14)

PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is being computed using the straight-line method over the estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The cost of maintenance and repairs is charged to expense as incurred. Significant renewals and betterments are capitalized and depreciated over the remaining estimated useful lives of the related assets. At time of disposal, the cost and related accumulated depreciation are removed from the Company's records and the difference between net carrying value of the asset and the sale proceeds is recorded as a gain or loss.

         Depreciation of property, plant and equipment is provided by the straight-line method as follows:

     |X| Buildings                                  Thirty years to forty years
     |X| Machinery and Equipment                    Five years to ten years
     |X| Computer Equipment and Software            Three years to ten years
     |X| Furniture & Fixtures and Office Equipment  Five years to seven years

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

LONG-LIVED ASSETS

         The Company's long-lived assets include property and equipment, trademark and other amortizable intangibles. At March 31, 2005, the Company had approximately $8,275,000 of property and equipment, net of accumulated depreciation, and approximately $5,078,000 of trademark and other amortizable intangible assets, net of amortization, accounting for approximately 10% of the Company's total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposals of Long-Lived Assets". Recoverability of assets held and used are measured by a comparison of the carrying amount of an asset to estimated undiscounted pre-tax future net cash flows. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations.

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

OTHER OPERATING COSTS AND EXPENSES

       Other operating costs and expenses pertains only to the consumer electronics segment, and include costs associated with returned product received from retailers, the costs associated with the markdown of returned inventory, and an allocation of depreciation and amortization. Because we do not include other operating costs and expenses in cost of sales, our gross margin may not be comparable to those of other distributors that may include all costs related to the cost of product to their cost of sales and in the calculation of gross margin.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses include all operating costs of the Company that are not directly related to the cost of procuring product or costs not included in other operating costs and expenses.

ACQUISITION COSTS (RECOVERED) INCURRED

       Acquisition costs include all costs incurred by the Company in unsuccessful acquisition attempts. These costs are charged to operations when the potential acquisition is terminated.

FOREIGN CURRENCY

         The assets and liabilities of foreign subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Related translation adjustments are reported as a separate component of shareholders' equity. Losses resulting from foreign currency transactions are included in the results of operations.

         The Company does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations.

ADVERTISING AND DEFERRED CATALOG EXPENSES

         Advertising expenses are charged to operations as incurred, except for production costs related to direct-response advertising activities, which are capitalized. Direct response advertising pertains to the sporting goods segment of the Company, which consists primarily of catalogs. Production and distribution costs, primarily printing and postage, associated with catalogs are amortized over twelve months which approximates average usage of the catalogs produced. Advertising and catalog amortization expenses, which are included in selling, general and administrative expenses, were approximately $3,810,000, $2,979,000, and $3,231,000 for fiscal 2005, 2004, and 2003, respectively.

COOPERATIVE ADVERTISING EXPENSES

       Cooperative advertising programs and other volume-based incentives are accounted for on an accrual basis as a reduction in net revenue according to the requirements of Emerging Issue Task Force 01-09, "Accounting for Consideration Given By a Vendor to a Customer or a Reseller of the Vendor's Products" in the period in which the related sales are recognized. Cooperative advertising expenses were approximately $4,446,000, $2,671,000, and $4,632,000, for fiscal 2005, 2004, and 2003, respectively.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

COMPREHENSIVE INCOME

         Comprehensive income or loss, as disclosed in the Consolidated Statements of Changes in Shareholders' Equity, is net income or loss adjusted for changes in the fair value of hedge instruments, unrealized gains or losses on securities, and foreign currency translation adjustments.

NET EARNINGS PER COMMON SHARE

         Net earnings per share are based upon the weighted average number of common and common equivalent shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents when dilution results from their assumed exercise.

STOCK- BASED COMPENSATION

       During the fourth quarter of fiscal 2005, the Company elected to early-adopt Statement of Financial Accounting Standard No. 123R, "Share-Based Payment" ("SFAS 123R") under the modified retrospective approach applied only to prior interim periods in the current year. As a result, the Company has applied SFAS 123R to new awards and to awards modified, repurchased, or cancelled after April 1, 2004. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered that were outstanding as of April 1, 2004 are being recognized as the requisite service is rendered on or after April 1, 2004 (generally over the remaining option vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated for pro forma disclosures under previously issued accounting standards. As a result of applying the provisions of SFAS 123R, the Company has recorded compensation costs of $289,000 during fiscal 2005 and eliminated compensation costs, net of tax, of $1,247,000 ($0.05 per share) previously recorded in the September 2004 quarter when 725,000 stock options were exercised in a cashless manner. Prior to the adoption of SFAS 123R, the Company followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

date of grant, no compensation expense was recognized. The Company adopted the disclosure-only provisions under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). For the purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information for fiscal 2004 and 2003 is as follows:


                                                      2004            2003
                                                   ----------     ----------
Income (loss) from continuing
     operations (in thousands):
     As reported                                     $(3,735)       $26,206
     Less: Stock-based compensation
       expense                                           (35)          (110)
                                                   ----------     ----------
     Pro forma income (loss)                         $(3,770)       $26,096
                                                   ==========     ==========
Income (loss) from continuing
    operations per common share:
     Basic - as reported                              $ (.14)         $ .95
     Basic - pro forma                                $ (.14)         $ .94
     Diluted - as reported                            $ (.14)         $ .91
     Diluted - pro forma                              $ (.14)         $ .91



                                                        2004           2003
                                                   ----------     ----------
Net income (loss) (in thousands):
     As reported                                     $(1,074)       $21,500
     Less: Stock-based compensation
       expense                                           (35)          (110)
                                                   ----------     ----------
     Pro forma income (loss)                         $(1,109)       $21,390
                                                   ==========     ==========
Net  income (loss) per common share:
     Basic - as reported                              $ (.04)         $ .78
     Basic - pro forma                                $ (.04)         $ .77
     Diluted - as reported                            $ (.04)         $ .75
     Diluted - pro forma                              $ (.04)         $ .75

   The fair value of Emerson's options for purposes of recording expenses under SFAS 123R and pro forma disclosures under SFAS 123 were calculated using the Black-Scholes option valuation model and the following assumptions for fiscal 2003 and 2005, respectively: (i) a risk free interest rate of 5.91% and 3.50%;
(ii) a weighted average expected life of 10 years and 5 years; (iii) an expected volatility of 98% and 71%; and (iv) no dividend yield for both years. The weighted average fair value of employee stock options granted for the Emerson Plan in fiscal 2003 and 2005 was $0.68 and $1.78, respectively. No options were granted by Emerson in fiscal 2004.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       The fair value of SSG's options for purposes of recording expenses under SFAS 123R and pro forma disclosures under SFAS 123 were calculated using the Black-Scholes option valuation model and the following assumptions: (i) risk free interest rates of 4.00%, 4.00% and 4.10% for years 2005, 2004 and 2003 respectively; (ii) a weighted average expected life of five years; (iii) dividend yield of 0% for all years; and (iv) expected volatility of 54%, 36% and 36% for 2005, 2004 and 2003 respectively. The weighted average fair value of employee stock options granted for the SSG plan in fiscal 2005, 2004 and 2003 was $1.08, $.57 and $.49, respectively.

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Emerson's and SSG's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

RECENT PRONOUCEMENTS

        In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No.106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003"(Act), which supersedes FASB Staff Position (FSP) No. 106-1, to provide guidance on accounting for the effects of the Act. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The FSP provides guidance on measuring the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost, and the effects of the Act on the APBO. In addition, the FSP addresses accounting for plan amendments and requires certain disclosures about the Act and its effects on the financial statements. This FSP was effective for the first interim or annual period beginning after June 15, 2004 for public entities. The implementation of this FSP did not have a material impact on the Company's financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         In November 2004, the FASB issued SFAS No.151, "Inventory Costs", which is an amendment of Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing". This Statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. The provisions of this statement are effective for inventory costs incurred during the fiscal year beginning after June 15, 2005 and are applied on a prospective basis. The Company does not expect the impact of implementing this Statement to have a material effect on its financial statements.

RECLASSIFICATIONS

         Certain reclassifications were made to conform prior year's financial statements to the current presentation.



NOTE 2 -- INVENTORIES:

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for the consumer electronics segment and average cost for the sporting goods segment. As of March 31, 2005 and 2004, inventories consisted of the following:

                                  MARCH 31, 2005    MARCH 31, 2004
                                ----------------   ---------------
                                          (IN THOUSANDS)


Raw materials                     $    1,370             $ 1,138
Work-in-process                           33                  67
Finished goods                        55,075              48,878
                                -------------         ------------
                                      56,478              50,083
Less inventory allowances             (2,961)             (3,086)
                                -------------         ------------
                                   $  53,517            $ 46,997
                                =============         ============

NOTE 3 - RELATED PARTY TRANSACTIONS

         Effective March 1997, Emerson entered into a Management Services Agreement with SSG, under which each company provides various managerial and administrative services to the other company for fees at terms which management believes reflect arms length transaction. For the fiscal years 2005, 2004, and 2003, SSG billed Emerson fees of approximately $354,000, $626,000, and $627,000, respectively, while Emerson billed SSG fees of $148,000, $307,000, and $320,000, respectively. These charges have been eliminated in consolidation.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 4 -- PROPERTY, PLANT, AND EQUIPMENT:

         As of March 31, 2005 and 2004, property, plant, and equipment is comprised of the following:

                                                          2005         2004
                                                      ----------  -------------
                                                                  (In thousands)

      Land                                            $        9    $        9
      Buildings                                            2,368         1,192
      Computer Equipment & Software                       10,337        10,248
      Furniture and fixtures                               1,631         1,218
      Machinery and equipment                              2,548         2,228
      Leasehold improvements                                 393           369
                                                      -----------   -----------
                                                          17,286        15,264
      Less accumulated depreciation and amortization      (9,011)       (7,442)
                                                      -----------   -----------
                                                      $    8,275    $    7,822
                                                      ===========   ===========

         Depreciation and amortization of property, plant, and equipment from continuing operations amounted to $1,841,000, $2,007,000, and $2,021,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

         In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. The Company adopted SFAS 142 effective April 1, 2002 and ceased amortizing goodwill on that date.

         Goodwill was required to be tested for impairment in a transitional test upon adoption of SFAS 142 and then at least annually by reporting unit. Goodwill impairment testing must also be performed more frequently if events or other changes in circumstances indicate that goodwill might be impaired. Under the provisions of SFAS 142, a two step process is used to evaluate goodwill impairment. Under step one of the evaluation process, the carrying value of a reporting unit is compared to its fair value to determine if potential goodwill impairment exists. If potential goodwill impairment is identified during step one, then the amount of goodwill impairment, if any, is measured using a hypothetical purchase price allocation approach under step two of the evaluation process.

         The results of our transitional step one analysis indicated that we had a potential impairment of goodwill. In our step two analysis, the fair value of the goodwill was determined through a fair evaluation. Through this evaluation, we determined the fair value of the assets and liabilities to be the price that they could be sold for in a current arms-length transaction between willing parties. As a result of our transitional impairment testing as of April 1, 2002, we recorded a non-cash charge of $5,546,000 as a "cumulative effect of accounting change" which brought the carrying value of goodwill to $0.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      Other intangible assets as of March 31, 2005 and related amortization expense for the year then ended, consist of the amounts shown below (in thousands). Trademarks relate to costs incurred in connection with the licensing agreements for the use of certain trademarks and service marks in conjunction with the sale of our products. The cost of intangible assets and related accumulated amortization are removed from our accounts during the year in which they become fully amortized.


FISCAL YEAR ENDED                                                                                       WEIGHTED AVERAGE
MARCH 31, 2005                 GROSS CARRYING      AMORTIZATION     ACCUMULATED      AMORTIZATION        AMORTIZATION
                                   AMOUNT             EXPENSE       AMORTIZATION        PERIOD              PERIOD
                              ----------------    -------------   ---------------    ---------------     ----------------
Amortizable  Intangible
Assets

 Trademarks                   $     7,224          $        285    $     3,574        10-40 years              17 years

 Trade names                        1,130                    56           227            20 years              20 years

 Patents                              685                    98           392             7 years               7 years

 Other                                350                    22           118            10 years              10 years
                              ------------         ------------    ----------
    Total                     $     9,389          $        461    $    4,311
                              ============         ============    ==========


FISCAL YEAR ENDED                                                                                       WEIGHTED AVERAGE
MARCH 31, 2004                  GROSS CARRYING      AMORTIZATION     ACCUMULATED      AMORTIZATION        AMORTIZATION
                                    AMOUNT             EXPENSE       AMORTIZATION        PERIOD              PERIOD
                              -------------------  -------------------------------------------------- ---------------------
Amortizable  Intangible
Assets

 Trademarks                   $     6,848          $        267    $     3,285        10-40 years              17 years

 Trade names                        1,130                    57            171           20 years              20 years

 Patents                              685                    98            294            7 years               7 years

 Other                                350                    23             95           10 years              10 years
                              ------------         ------------    -----------
    Total                     $     9,013          $        445    $     3,845
                              ============         ============    ===========

Amortization expense for the year ended March 31, 2003 was $516,000.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          As of March 31, 2005, estimated amortization expense of other intangible assets for each of the next five years, and thereafter, is as follows (in thousands):

       2006                                        $    477
       2007                                             434
       2008                                             329
       2009                                             231
       2010                                             231
       Thereafter                                     3,376
                                                   ---------
                                                   $  5,078
                                                   =========

NOTE 6 -- BORROWINGS:

SHORT-TERM BORROWINGS

         As of March 31, 2005 and 2004, short-term borrowings consisted of amounts outstanding under the Company's foreign bank facilities held by its foreign subsidiaries. Availability under this facility totals $21.0 million and is maintained by the pledge of bank deposits of approximately $5.6 million and $3.0 million as of March 31, 2005 and March 31, 2004, respectively.

                                                    2005               2004
                                              ---------------     --------------
                                                      (In thousands)
         Foreign bank loan                    $     13,044        $      4,762
                                              ---------------     --------------

LONG -TERM BORROWINGS


         As of March 31, 2005 and 2004, long-term borrowings consisted of the following:

                                                  2005                2004
                                              ---------------     --------------
                                                       (In thousands)
Emerson revolver                              $     11,300        $      8,000
Sport Supply revolver                                3,010               6,972
Mortgage payable                                       715                   -
Equipment notes and other                               55                 113
                                              ---------------     --------------
                                                    15,080              15,085
Less current maturities                                110                  58
                                              ---------------     --------------
        Long-term debt and notes payable      $     14,970        $     15,027
                                              ===============     ==============

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Emerson Credit Facility - At March 31, 2005, Emerson had borrowings of $11,300,000 under a $25 million line of credit which was due to expire on June 30, 2005, and the Company was in compliance with the covenants of that line of credit. On June 27, 2005, Emerson entered into a $42.5 million Revolving Credit and Term Loan Agreement (the "Emerson Loan Agreement") with two U.S. financial institutions. The Emerson Loan Agreement provides for a three year $35 million revolving line of credit (the "Emerson Revolver") and a $7.5 million term loan which is to be amortized over a three year period or repaid in full from the proceeds of a sale of significant assets. The $35 million revolving line of credit replaces Emerson's prior revolver of $25 million and is due to expire on June 30, 2008. The new revolver provides for revolving loans, subject to individual maximums which, in the aggregate, are not to exceed the lesser of $35 million or a "Borrowing Base" as defined in the Emerson Loan Agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories. The revolver and the term loan bear interest ranging from Prime plus 0.00% to 1.50% or, at Emerson's election, LIBOR plus 1.50% to 3.00% depending on certain financial covenants. Pursuant to the Emerson Loan Agreement, Emerson is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender's prior consent and is subject to certain net worth and leverage financial covenants. Amounts outstanding under the Emerson Revolver, similar to the prior agreement, are secured by substantially all of Emerson's tangible assets and amounts outstanding under the Term Loan are secured by Emerson's trademarks.

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

         Maturities of long-term borrowings as of March 31, 2005, by fiscal year and in the aggregate are as follows (in thousands):

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


              2006                                $       110
              2007                                         93
              2008                                      3,084
              2009                                     11,374
              2010                                         74
              Thereafter                                  345
                                                  -----------
                   Total                               15,080
              Less current portion                       (110)
                                                  -----------
                   Total long term portion        $    14,970
                                                  ===========


NOTE 7 - INCOME TAXES:


                                        2005             2004        2003
                                   ------------    -------------- -----------
Current:                                           (In thousands)
   Federal                         $        --     $         --   $      --
   Foreign, state and other                 131             667       2,018
Deferred:
   Federal                                2,637           1,843     (11,300)
   Foreign, state and other                 215            (360)         --

                                   ------------    -------------  -----------
                                   $      2,983    $      2,150   $  (9,282)
                                   ============    =============  ===========

   Emerson files a consolidated federal return and certain state and local income tax returns.

   The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory U.S. rate of 34% to income before income taxes from continuing operations for the years ended March 31, 2005, 2004, and 2003 are analyzed below:


                                          2005           2004            2003
                                      -----------   ---------------   ----------

                                                    (In thousands)
Statutory provision (recovery)         $   3,004    $     (539)       $   5,389
Increase (decrease) in
   valuation allowance                      (795)         1,981         (13,069)
Foreign income taxes                        (223)           434          (1,192)
State taxes                                  382            662             559
Minority interest                            307           (268)           (706)
Other, net                                   308           (120)           (263)
                                      -----------   ------------      ----------
Total income tax (benefit)             $   2,983    $     2,150       $  (9,282)
                                      ===========   ============      ==========

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

   As of March 31, 2005 and 2004, the significant components of the Company's deferred tax assets and liabilities are as follows:

                                               2005                2004
                                          ----------------    ---------------
                                                    (In thousands)
  Deferred tax assets:
      Accounts receivable reserves        $      2,417      $    2,455
      Inventory reserves                         2,070           2,179
      Intangible assets                            864           1,060
      Net operating loss carryforwards          18,363          21,977
      Other                                        949           1,017
                                          ------------     -----------
            Total deferred tax assets           24,663          28,688
        Valuation allowance                     (5,386)         (6,181)
                                          ------------     -----------
            Net deferred tax assets             19,277          22,507

  Deferred tax liabilities:
      Property, Plant and Equipment               (979)         (1,357)
                                          ------------     -----------
            Net deferred taxes            $     18,298     $    21,150
                                          ============     ===========

         Total deferred tax assets for the consumer electronics segment at March 31, 2005 and 2004 include the tax benefit on $90 million of net operating loss carryforwards as of March 31, 2005, are subject to limitations under IRC section 382 and expire in the years 2006 through 2019. The tax benefits related to these operating loss carryforwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

         Total deferred tax assets for the sporting goods segment at March 31, 2005 and 2004 include the tax benefit of net operating loss carryforwards which total approximately $19.8 million of March 31, 2005, which expire in the years 2011 through 2023. The tax benefits related to these net operating loss carry forwards are recorded net of a valuation allowance of $5.4 million to reflect the extent to which management believes it is more likely than not that such tax benefits will be realized.

         Income (loss) of foreign subsidiaries before taxes was $526,000, $(2,872,000), and $6,198,000 for the years ended March 31, 2005, 2004, and 2003, respectively.

   No provision was made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 8 -- COMMITMENTS AND CONTINGENCIES:

LEASES:

         The Company leases warehouse and office space with annual commitments as follows (in thousands):

                 FISCAL YEARS                 AMOUNT
                     2006                     $ 2,663
                     2007                       1,884
                     2008                       1,556
                     2009                         511
                     2010                         256

         Rent expense from continuing operations, which includes month-to-month leases, aggregated $3,005,000, $3,228,000, and $3,051,000 for fiscal 2005, 2004, and 2003, respectively.


LETTERS OF CREDIT:

         There were no letters of credit outstanding under the Emerson Loan Agreement (see Note 6) as of either March 31, 2005 or 2004. The Company's foreign subsidiaries also currently maintain various credit facilities aggregating $76.0 million with foreign banks subject to annual review consisting of the following: (i) four letter of credit facilities totaling $21.0 and (ii) four back-to-back credit facilities totaling $55.0 million. These facilities are used for inventory purchases and require the Company to pledge approximately $5.6 million of cash for such availability and for the benefit of its' foreign subsidiaries, who establish back-to-back letters of credit with the Company's customers. At March 31, 2005, there were $15.7 million of letters of credit outstanding under these credit facilities. These credit facilities require net worth covenants of the foreign subsidiaries, for which they were in compliance at March 31, 2005.

CAPITAL EXPENDITURE AND OTHER COMMITMENTS:

         As of March 31, 2005, there were no material capital expenditure commitments and there were no substantial commitments for purchase orders outside the normal purchase orders used to secure product for either segment.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

EMPLOYEE BENEFIT PLAN:

       The Company currently sponsors defined contribution 401(k) retirement plans which are subject to the provisions of the Employee Retirement Income Security Act (ERISA). Under the consumer electronics segment plan, Emerson matches a percentage of the participants' contributions up to a specified amount. Under the sporting goods segment plan, SSG has not matched a percentage of the participant's contributions for the last three fiscal years. The consolidated contributions to the plans for fiscal 2005, 2004 and 2003 were $94,000, $103,000, and $72,000, respectively.

SHAREHOLDER TRANSACTION:

      In January 2005, Geoffrey P. Jurick, the Chairman, Chief Executive
Officer and President of Emerson Radio Corp., obtained a $16 million loan from a foreign financial institution. The loan (which, prior to extension, came due on April 20, 2005) currently matures on July 20, 2005, is guaranteed by a third party unaffiliated with Emerson and is secured by a pledge by Mr. Jurick of approximately 10 million shares of his Emerson common stock (approximately 38% of Emerson's common stock). If the loan term is not further extended and the loan is not repaid at maturity, the stock could be utilized to satisfy Mr. Jurick's obligations.

NOTE 9 -- STOCK BASED COMPENSATION:

CONSUMER ELECTRONICS SEGMENT:

         In July 1994, Emerson adopted a Stock Compensation Program ("Program"). The maximum aggregate number of shares of common stock available pursuant to the Program is 2,000,000 shares and the Program is comprised of four parts--the Incentive Stock Option Plan, the Supplemental Stock Option Plan, the Stock Appreciation Rights Plan and the Stock Bonus Plan. In 2004 Emerson adopted the 2004 Employee Stock Options Plan. The provisions for exercise price, term and vesting schedule are, for the most part, the same as the previous Incentive Stock Option Plan. A summary of transactions during the last three years is as follows:

                                       NUMBER OF         WEIGHTED AVERAGE
                                        Options           Exercise Price
                                       ---------------   ----------------

Outstanding - March 31, 2002               1,501,000      $      1.05
     Exercised                              (366,397)            1.00
     Cancelled                               (75,000)            1.00
                                       ---------------   ----------------
Outstanding - March 31, 2003               1,059,603             1.07
     Exercised                              (277,269)            1.00
                                       ---------------   ----------------
Outstanding - March 31, 2004                 782,334             1.09
                                       ---------------   ----------------
      Granted                                425,000             3.10
      Exercised                             (700,000)            1.10
                                       ---------------   ----------------
Outstanding - March 31, 2005                 507,334      $      2.60
                                       ===============   ================

Exercisable at March 31, 2005                 82,334      $      1.01
                                       ===============   ================

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       The following table provides additional information as to the options outstanding under the Stock Compensation Program and the 2004 Employee Stock Option Plan as of March 31, 2005:


                                      OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                      ---------------   ----------------------  -------------  -----------------------------
                                                WEIGHTED          WEIGHTED
                                                AVERAGE            AVERAGE                      WEIGHTED
RANGE OF                    AMOUNT             REMAINING          EXERCISE        AMOUNT         AVERAGE
EXERCISE PRICES          OUTSTANDING        CONTRACTUAL LIFE        PRICE       EXERCISABLE   EXERCISE PRICE
--------------------- ---------------   ----------------------  -------------  ------------  ---------------
 $1.00                     81,334                 4.9           $    1.00        81,334        $     1.00
 $1.50                      1,000                 6.0                1.50         1,000              1.50
 $2.96 - $2.97            225,000                 9.6                2.96            --                --
 $3.26                    200,000                 9.6                3.26            --                --
                      ---------------   ----------------------  -------------  ------------  ---------------
                          507,334                 7.9           $    2.60        82,334        $     1.01
                      ===============   ======================  =============  ============  ===============

         Subject to the terms set forth in each option agreement, generally, the term of each option is ten years, except for incentive stock options issued to any person who owns more than 10% of the voting power of all classes of capital stock, for which the term is five years. Unless otherwise provided, options may not be exercised during the first year after the date of the grant. Thereafter, each option becomes exercisable on a pro rata basis on each of the first through third anniversaries of the date of the grant. The exercise price of options granted must be equal to or greater than the fair value of the shares on the date of the grant, except that the option price with respect to an option granted to any person who owns more than 10% of the voting power of all classes of capital stock shall not be less than 110% of the fair value of the shares on the date of the grant. As of March 31, 2005, there were a total of 507,334 options outstanding with exercise prices ranging from $1.00 per share to $3.26 per share. As of March 31, 2005, 82,334 of the total options outstanding were fully vested with 425,000 options vesting through October 2007. At March 31, 2005, 2004 and 2003, the weighted average exercise price of exercisable options under the Program was $2.60, $1.09 and $1.07, respectively.

         In October 1994, Emerson's Board of Directors adopted, and the stockholders subsequently approved, the 1994 Non-Employee Director Stock Option Plan. The maximum number of shares of Common Stock available under such plan was 300,000 shares. In 2004, Emerson's Board of Directors, and the stockholders subsequently approved the 2004 Non-Employee Director Stock Option Plan, the provisions for exercise price, term and vesting schedule being, for the most part, the same as the 1994 Non-Employee Director Stock Option Plan. A summary of transactions under the plan for the three years ended March 31, 2005 is as follows:

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                    NUMBER OF         WEIGHTED AVERAGE
                                     OPTIONS           EXERCISE PRICE
                                  ---------------   -----------------

Outstanding:   March 31, 2002          175,000      $      1.00
     Exercised                         (41,667)            1.00
                                  ---------------   -----------------
Outstanding:   March 31, 2003          133,333             1.00
     Exercised                          (8,333)            1.00
                                  ---------------   -----------------
Outstanding - March 31, 2004           125,000             1.00
     Granted                           125,000             3.00
     Exercised                        (125,000)            1.00
                                   ---------------  -----------------
Outstanding - March 31, 2005           125,000             3.00
                                  ===============   =================

Exercisable at March 31, 2005               --      $        --
                                  ===============   =================

       The following table provides additional information as to the options outstanding under the Non-Employee Director Stock Option Plan as of March 31, 2005:


                                                 OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                ---------------------------------------------------------------------------------------
                                                       WEIGHTED           WEIGHTED
                                                       AVERAGE             AVERAGE                         WEIGHTED
                                    AMOUNT            REMAINING           EXERCISE        AMOUNT            AVERAGE
RANGE OF EXERCISE PRICES          OUTSTANDING      CONTRACTUAL LIFE         PRICE      EXERCISABLE      EXERCISE PRICE
------------------------------------------------ ---------------------  ------------- ---------------  ----------------

$3.00                                 125,000            9.4             $     3.00          --               --
                                ================ =====================  ============= ===============  ================

         All options granted under the Non-Employee Director Stock Option Plan during the fiscal years ending March 31, 2003, 2004 and 2005 were at exercise prices equal to or greater than the fair value of Emerson's stock on the date of the grant, which was accounted for by using APB25 for fiscal 2003 and 2004..

SPORTING GOODS SEGMENT:

   SSG has a stock option plan that provides up to 2,000,000 shares of common stock for awards of incentive and non-qualified stock options to directors and employees (the "SSG Plan"). Under the SSG Plan, the exercise price of options will not be less than: the fair value of the common stock at the date of grant; or not less than 110% of the fair value for incentive stock options granted to certain employees, as more fully described in the Amended and Restated Stock Option Plan. Options expire ten years from the grant date, or five years from the grant date for incentive stock options granted to

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


certain employees, or such earlier date as determined by the Board of Directors of SSG (or a Stock Option Committee comprised of members of the Board of Directors).

   A summary of transactions under the SSG Plan for the fiscal year ending March 31, 2005 is as follows:

                                        NUMBER OF        WEIGHTED AVERAGE
                                         OPTIONS          EXERCISE PRICE
                                     ---------------    ----------------

Outstanding - March 31, 2002                926,179     $     7.45
     Granted                                 19,375           1.69
     Canceled                              (637,112)          7.64
                                     ---------------    ----------------
Outstanding - March 31, 2003                308,442           6.70
     Granted                                 11,250           1.73
     Canceled                               (77,875)          6.38
                                     ---------------    ----------------
Outstanding - March 31, 2004                241,817           6.57
     Granted                                391,250           1.08
     Canceled                               (71,825)          4.33
                                     ---------------    ----------------
Outstanding - March 31, 2005                561,242     $     3.02
                                     ===============    ================

Exercisable at March 31, 2005               452,909     $     3.48
                                     ===============    ================

       The following table provides additional information as to the options outstanding under the SSG Plan as of March 31, 2005:


                                                 OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                               ---------------------------------------------------   --------------------------------
                                                      WEIGHTED         WEIGHTED
                                                      AVERAGE          AVERAGE                           WEIGHTED
                                     AMOUNT          REMAINING         EXERCISE          AMOUNT           AVERAGE
RANGE OF EXERCISE PRICES          OUTSTANDING     CONTRACTUAL LIFE      PRICE         EXERCISABLE     EXERCISE PRICE
------------------------------ ---------------   -----------------   -------------   --------------   ---------------
 $0.95 - $2.75                    406,250              9.16          $     1.13           297,917      $      1.15
 $6.13 - $7.50                     57,617              3.81                7.19            57,617             7.19
 $7.13 - $9.44                     97,375              4.23                8.41            97,375             8.41
                               ---------------   -----------------   -------------   --------------    --------------
                                  561,242              7.75          $     3.02           452,909      $      3.48
                               ================ ==================   =============   ==============    =============

         All options granted under the SSG Plan during the fiscal year ending March 31, 2005 were at exercise prices equal to or greater than the fair value of SSG's stock on the date of the grant.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 10 -- SHAREHOLDER'S EQUITY:

COMMON SHARES:

         Authorized common shares consists of 75,000,000 shares of common shares, par value $.01 per share, of which, 27,203,164 and 26,630,383 shares were issued and outstanding as of March 31, 2005 and 2004, respectively. Shares held in treasury at March 31, 2005 and 2004 were 25,679,967.

COMMON STOCK REPURCHASE PROGRAM:

         In January 2000, September 2001 and September 2003, Emerson's Board authorized share repurchase programs for 5,000,000 shares, 1,000,000 shares, and 2,000,000 shares, respectively. In fiscal 2005 no shares were repurchased under these programs. In fiscal 2004, the Company repurchased 1,111,625 shares for $4,157,000, and in fiscal 2003, the Company repurchased 159,300 shares for $197,000, pursuant to the programs. The shares were repurchased in open market transactions within guidelines set forth by Rule 10b-18 of the Securities and Exchange Act of 1934 and were funded by working capital. As of March 31, 2005, 888,375 shares remain available for repurchase under the program established in September 2003.

SERIES A PREFERRED STOCK:

         The Company has issued and outstanding 3,677 shares of Series A Preferred Stock, ("Preferred Stock") $.01 par value, with a face value of $3,677,000, which had no market value as of March 31, 2005. Effective March 31, 2002, the previously existing conversion feature of the Preferred Stock expired. Effective March 31, 2001, dividends are no longer accrued on these shares.

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

         On October 7, 2003, in connection with a consulting arrangement, Emerson granted 50,000 warrants with an exercise price of $5.00 per share. These warrants were valued using the Black-Scholes option valuation model, which resulted in $90,500 being charged to earnings during fiscal 2004. As of March 31, 2005, these warrants had not been exercised.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         On August 1, 2004, in connection with a consulting agreement, Emerson granted 50,000 warrants with immediate vesting and an exercise price of $3.00 per share with an expiration date of August 2009. These warrants were valued using the Black-Scholes valuation model, which resulted in $88,500 being charged to earnings during the fiscal year ended March 31, 2005. As of March 31, 2005, these warrants had not been exercised.

NOTE 11 -- NET EARNINGS (LOSS) PER SHARE:

         The following table sets forth the computation of basic and diluted earnings per share for the years ended March 31, 2005, March 31, 2004, and March 31, 2003:

                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


                                                                  2005              2004             2003
                                                              -----------       ------------     ------------
NUMERATOR:
Net earnings (loss) before discontinued
     operations and cumulative effect of
     change in accounting principle -
     for basic and diluted
     earnings per share                                       $    5,855        $     (3,735)    $     26,206

                                                              ===========       ============     ============
DENOMINATOR:
Denominator for basic earnings per share -
weighted average shares                                           26,991              27,227           27,716

Effect of dilutive securities:
   Options and warrants                                              273                 --               924

                                                              -----------       ------------     ------------
Denominator for diluted earnings per share -
weighted average shares and assumed conversions                   27,264              27,227           28,640
                                                             ============       ============     ============

BASIC EARNINGS (LOSS) PER SHARE
     Continuing operations                                    $      .22        $      (.14)      $       .95
     Discontinued operations                                          --                .10               .03
     Cumulative effect of change in accounting principle              --                 --              (.20)
                                                              -----------       ------------     ------------
     Basic earnings (loss) per share                          $      .22        $      (.04)      $       .78
                                                              ===========       ============     ============

DILUTED EARNINGS (LOSS) PER SHARE
     Continuing operations                                    $      .22        $      (.14)      $       .91
     Discontinued operations                                          --                .10               .03
     Cumulative effect of change in accounting principle              --                 --              (.19)
                                                              -----------       ------------     ------------
     Diluted earnings (loss) per share                        $      .22        $      (.04)      $       .75
                                                              ===========       ============     ============

         For fiscal 2004, loss per share does not include potentially dilutive securities assumed outstanding since the effects of such conversion would be anti-dilutive. For the year ended March 31, 2005, 50,000 shares attributable to outstanding stock warrants were excluded from the calculation of diluted earnings per share because the exercise price of the stock warrants exceeded the average price of the common shares, and therefore their inclusion would have been antidilutive.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 12 -- LICENSE AGREEMENTS:

         Emerson has several license agreements that allow licensees to use its trademarks for the manufacture and/or the sale of consumer electronics and other products and are referred to as outbound licenses. These license agreements (i) allow the licensee to use Emerson's trademarks by a specific product category, or by a specific geographic area that primarily includes some or all of the countries located in North America, South America, Mexico and parts of Europe, or by a specific customer base, or by any combination of the above, or any other category that might be defined in the license agreement, (ii) may be subject to renewal at the initial expiration of the agreements and are governed by the laws of the United States and (iii) have expiration dates ranging from March 2006 through February 2010. License revenues recognized and earned in fiscal 2005, 2004, and 2003, including the amounts described in the next paragraph, were approximately $10,804,000, $10,973,000, and $10,388,000, respectively. Emerson records licensing revenues as earned over the term of the related agreements.

         Effective January 1, 2001, Emerson entered into a license agreement ("Video License Agreement") with Funai Corporation, Inc. ("Funai"), which was amended to extend the Video License Agreement to December 31, 2006. The Video License Agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the "[OBJECT OMITTED]" trademark to customers in the U.S., and Canadian markets. Under the terms of the agreement, Emerson will receive non-refundable minimum annual royalty payments of $4.3 million each calendar year and a license fee on sales of product subject to the Video License Agreement in excess of the minimum annual royalties. During fiscal 2005, 2004 and 2003, revenues of $8,555,000, $8,759,000 and $8,520,000 respectively, were recorded under this agreement.

NOTE 13-- LEGAL PROCEEDINGS:

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

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED


         Generally, the Amended Complaint alleges that Emerson and the Individual Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated there under, by (i) issuing certain positive statements during the Class Period regarding our ability to replace lost revenues attributable to the Hello Kitty(R) license and (ii) omitting to disclose that Emerson suffered allegedly soured relationships with its largest retail customers. The Amended Complaint further alleges that these statements were materially false and misleading when made because Emerson allegedly misrepresented and omitted certain adverse facts which then existed and disclosure of which was necessary to make the statements not false and misleading. Emerson and the Individual Defendants deny all allegations and have moved to dismiss the Complaint in its entirety for failure to state a claim. The motion to dismiss was fully briefed and was submitted to the Court on October 15, 2004. The Court's decision on the motion is pending. Emerson and the Individual Defendants intend to defend the lawsuit vigorously.

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

NOTE 14 --BUSINESS SEGMENT INFORMATION AND MAJOR CUSTOMERS:

   The Company has two business segments, the consumer electronics business and the sporting goods segment. Operations in these business segments are summarized below by geographic area (in thousands):


                                                         YEAR ENDED MARCH 31, 2005
                                               ------------------------------------------
                                                    U.S.       FOREIGN    CONSOLIDATED
                                               ------------------------------------------
Sales to external customers - consumer
         electronics                           $   226,551   $     4,232    $   230,783
Sales to external customers - sporting goods        89,570           351         89,921
                                               ------------------------------------------
     Total sales to external customers         $   316,121   $     4,583    $   320,704
                                               ==========================================

Income (loss) before income taxes -
consumer electronics                           $     7,414   $      (221)   $     7,193

                      EMERSON RADIO CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED


Income before income taxes - sporting goods                       1,645               -              1,645
                                                            -----------------------------------------------
     Total loss before income taxes                         $     9,059      $     (221)         $   8,838
                                                            ===============================================
Identifiable assets - consumer electronics                  $    74,779      $   11,832          $  86,611
Identifiable assets - sporting goods                             44,557              --             44,557
                                                            -----------------------------------------------
     Total identifiable assets                              $   119,336      $   11,832          $ 131,168
                                                            ===============================================

                                                                         YEAR ENDED MARCH 31, 2004
                                                            -----------------------------------------------
                                                                   U.S.          FOREIGN       CONSOLIDATED
                                                            -----------------------------------------------
Sales to external customers - consumer
         electronics                                        $   172,765      $    7,187          $ 179,952
Sales to external customers - sporting goods                     83,513             309             83,822
                                                            -----------------------------------------------
     Total sales to external customers                      $   256,278      $    7,496          $ 263,774
                                                            ===============================================
 Income (loss) before income  taxes and
   cumulative effect of change in accounting
   principle - consumer electronics                         $     3,103       $    (104)         $   2,999
 Loss before income  taxes and cumulative effect of
 change in accounting principle - sporting goods                 (4,584)             --             (4,584)
                                                            -----------------------------------------------
     Total loss before income taxes
     and cumulative effect of change in
     accounting principle                                   $    (1,481)     $     (104)          $ (1,585)
                                                            ==============================================
Identifiable assets - consumer electronics                  $    62,288      $    9,688           $ 71,976
Identifiable assets - sporting goods                             46,693              --             46,693
                                                            ----------------------------------------------
     Total identifiable assets                              $   108,981      $    9,688           $118,669
                                                            ==============================================

                                                                         YEAR ENDED MARCH 31, 2003
                                                            ----------------------------------------------
                                                                  U.S.           FOREIGN      CONSOLIDATED
                                                            ----------------------------------------------
Sales to external customers  - consumer
         electronics                                        $   240,629      $    4,587           $245,216
Sales to external customers  - sporting goods                    84,842             257             85,099
                                                            ----------------------------------------------
     Total sales to external customers                      $   325,471      $    4,844           $330,315
                                                            ==============================================

Income (loss) before income taxes and
   cumulative effect of change in accounting
   principle -    consumer electronics                      $    19,595      $      (17)          $ 19,578

Loss before income taxes and cumulative effect of change
in accounting principle - sporting  goods                        (2,654)             --             (2,654)
                                                            ----------------------------------------------

                      EMERSON RADIO CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED

                                                            -----------------------------------------------
     Total income (loss) before income taxes
       and cumulative effect of change in
       accounting principle                                 $    16,941       $     (17)          $ 16,924
                                                            ===============================================

Identifiable assets - consumer electronics                  $    60,375       $   9,504           $ 69,879
Identifiable assets - sporting goods                             64,683              --             64,683
                                                            -----------------------------------------------
     Total identifiable assets                              $   125,058       $   9,504           $134,562
                                                            ===============================================

         Identifiable assets are those assets used in operations in each geographic area. In addition to operating assets, at March 31, 2005, 2004, and 2003, there were non-operating assets of $8,798,000, $11,437,000 and $9,492,000, respectively, located in foreign countries.

         The Company's net sales to one customer aggregated approximately 30%, 25% and 25% of consolidated net revenues for the years ended March 31, 2005, 2004, and 2003, respectively. The Company's net sales to another customer aggregated 12%, 15%, and 17% for the years ended March 31, 2005, 2004, and 2003, respectively. The Company's net sales to a third customer, a customer that filed for voluntary bankruptcy protection in fiscal 2002, that has since emerged from bankruptcy, aggregated 7%, 4%, and 12% for the years ended March 31, 2005, 2004 and 2003. The trade accounts receivable balance for these three customers, net of specific reserves, approximated 27%, 1% and 5% of consolidated trade accounts receivable as of March 31, 2005, respectively, and approximated 0%, 2% and 4% of consolidated trade accounts receivable as of March 31, 2004, respectively. The Company has policies and procedures to limit its credit risk related to this and other customers.


NOTE 15 - - DERIVATIVE FINANCIAL INSTRUMENTS:

     As of March 31, 2003, the Company had outstanding an interest swap agreement that converted $10 million of its variable rate Loan Agreement to a fixed rate instrument through 2004. This swap agreement was designated as a cash flow hedge and the change in fair value of the hedge is recorded in other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affected earnings. During fiscal 2003, the Company recorded a charge of approximately $100,000 related to a portion of the cash flow hedge. Subsequent to March 31, 2003, the Company terminated the interest rate swap agreement.

NOTE 16 - - QUARTERLY INFORMATION (UNAUDITED):

         The following table sets forth certain information regarding the Company's results of operations for each full quarter within the fiscal years ended March 31, 2005 and March 31, 2004, with amounts in thousands, except for per share data. Due to rounding, quarterly amounts may not fully sum to yearly amounts. (In thousands, except per share data).

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                FISCAL 2005                                        FISCAL 2004
------------------------------------------------------------------------------    --------------------------------------------
CONSOLIDATED STATEMENT
OF OPERATIONS                 1ST QRT     2ND QRT     3RD QRT      4TH QRT         1ST QRT     2ND QRT    3RD QRT    4TH QRT
------------------------------------------------------------------------------    ---------------------------------------------
Net revenues                 $ 72,930    $ 83,129    $ 94,679     $ 69,966        $ 54,171    $ 78,873   $ 76,345   $ 54,385


Operating income (loss)         3,650       3,972       3,156          525             (31)      2,087        907     (3,995)


Income (loss ) before
   income taxes                 2,750       3,174       3,537         (623)           (507)      1,823        313     (3,214)

Income (loss) from
   continuing operations        1,805       2,162       1,905          (17)           (440)        781       (340)    (3,736)


Income (loss) from
  discontinued operations          --          --          --           50              (5)       (100)     3,153       (387)

                            --------------------------------------------------    ---------------------------------------------
Net income (loss)               1,805       2,162       1,905           33            (445)        681      2,813     (4,123)
                            ==================================================    =============================================

Basic net income (loss)
per share :
Continuing operations        $    .07    $    .08    $    .07      $    --        $   (.02)   $    .03   $   (.01)  $   (.14)
Discontinued operations            --          --          --           --              --        (.01)       .11       (.01)
                            --------------------------------------------------    ---------------------------------------------
                             $    .07    $    .08    $    .07      $    --        $   (.02)   $    .02   $    .10   $   (.15)
                            ==================================================    =============================================

Diluted net
income
(loss) per share:
Continuing operations        $    .07    $    .08    $    .07      $    --        $   (.02)   $    .03   $   (.01)  $   (.14)
Discontinued operations            --          --          --           --              --        (.01)       .11       (.01)
                            --------------------------------------------------    ---------------------------------------------
                             $    .07    $    .08    $    .07      $    --        $   (.02)   $    .02   $    .10   $   (.15)
                            ==================================================    =============================================

Weighted average shares
   Outstanding - basic         26,630      27,076      27,103       27,154          27,416      27,560     27,189     26,741


   Outstanding - diluted       27,261      27,216      27,239       27,154          27,416      28,428     27,189     26,741

         As a result of the Company's adoption of SFAS No. 123R, "Share-Based Payments" in the fourth quarter of fiscal 2005, effective April 1, 2004, the amounts presented above for the second and third quarters of fiscal 2005 have increased (decreased) relative to the amounts previously reported for operating income by approximately $1.3 million and ($68,000), respectively, and for income from continuing operations as well as net income by $1.2 million and ($68,000), respectively. In addition, diluted net income per share increased by $.04 for the second quarter and remained unchanged for the third quarter.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 17 - DISCONTINUED OPERATIONS:

         From July 2003 through November 2003, certain of SSG's team dealer locations were discontinued. In November 2003, SSG sold all of the issued and outstanding capital stock of ATEC. These closures and sales of assets, and related discontinued operations resulted in income, net of tax, of approximately $50,000 and $2.7 million for the fiscal years ended March 31, 2005 and March 31, 2004, respectively. On November 18, 2003, SSG sold all of the issued and outstanding capital stock of ATEC, resulting in a net gain of approximately $3.8 million, after a related deferred income tax charge of $2.2 million. The results of these transactions are included in discontinued operations in the accompanying Consolidated Statement of Operations for all years presented.

      The following table summarizes the results of these discontinued operations, net of related income taxes, as applicable (in thousands).

                                                         2005          2004              2003
                                                     --------------- --------------- ---------------
Net revenues-ATEC                                    $          --   $       6,184   $      10,189
Net revenues-Team Dealers                                       --           3,043           7,280
                                                     --------------- --------------- ---------------
     Net revenues - Total                                       --           9,227          17,469
                                                     --------------- --------------- ---------------

Income  from operations - ATEC                                  --             478           1,630
Loss from operations - Team Dealers                             --            (724)           (790)
Loss on sale of Team Dealers                                    --            (885)             --
Gain on sale of ATEC, net of tax                                50           3,792              --
                                                     --------------- --------------- ---------------
Total discontinued operations, net                   $          50   $       2,661   $         840
                                                     =============== =============== ===============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As previously reported in a Form 8-K dated April 2, 2004, on March 31, 2004, we retained the services of BDO Seidman LLP as our independent auditors to replace our former independent auditors, Ernst & Young LLP. This engagement and replacement was approved by our Audit Committee. During the fiscal year, and any subsequent interim period prior to March 31, 2004, we did not consult with BDO Seidman LLP regarding any matters noted in Items 304(a) of Regulation S-K. BDO Seidman LLP has provided tax services to us during the fiscal years ending March 31, 2002, 2003 and 2004 and is expected to continue to provide such services to us.

         There have been no "disagreements" within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any events of the type listed in Item 304(a)(1)(v)(A) through (D) of Regulation S-K, involving Ernst & Young that occurred within the fiscal year and the interim period prior to March 31, 2004. Ernst & Young's report on our financial statements for the fiscal year ended March 31, 2003 did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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


ITEM 9B.   OTHER INFORMATION

None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

              The information required is incorporated herein by reference to Emerson's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before July 29, 2005.


ITEM 11.   EXECUTIVE COMPENSATION

              The information required is incorporated herein by reference to Emerson's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before July 29, 2005.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

              The information required is incorporated herein by reference to Emerson's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before July 29, 2005.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              The information required is incorporated herein by reference to Emerson's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before July 29, 2005.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

              The information required is incorporated herein by reference to Emerson's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before July 29, 2005.


                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

           (a) Financial Statements and Schedules. See Item 8


           (b) Exhibits

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

       10.4 Stipulation of Settlement and Order dated June 11, 1996 by and among the Official Liquidator of Fidenas International Bank Limited, Petra Stelling, Barclays Bank PLC, the Official Liquidator of Fidenas Investment Limited, Geoffrey
                    P. Jurick, Fidenas International Limited, L.L.C., Elision International, Inc., GSE Multimedia Technologies Corporation and Emerson (incorporated by reference to Exhibit 10(af) of Emerson's Annual Report on Form 10-K for the year ended March 31, 1996).

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

       10.12.3 Third Amendment to License Agreement effective February 18, 2004 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit 10.12.3 of Emerson's Annual Report on Form 10-K for the year ending March 31,
                    2004)

       10.12.4 Fourth Amendment to License Agreement effective December 3, 2004 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit (10.12.4) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

       10.12.5 Fifth Amendment to License Agreement effective May 18, 2005 by and between Funai Corporation, Inc. and Emerson. *

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

       10.13.2 Fourth Lease Modification made the 12th day of February, 2003 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10.13.2) of Emerson's Annual Report on Form 10-K for the year ended March 31,
                    2003).

       10.13.3 Lease Agreement dated as of October 8, 2004 between Sealy TA Texas, L.P., a Georgia limited partnership, and Emerson Radio Corp. (incorporated by reference to Exhibit (10.13.3) of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

       10.13.4 Fifth Lease Modification Agreement made the 2nd day of December, 2004 between Hartz Mountain Industries, Inc. and Emerson (incorporated by reference to Exhibit (10.13.3) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

       10.14.1 Purchasing Agreement, dated March 5, 1999, between AFG-Elektronik GmbH and Emerson Radio International Ltd. (incorporated by reference to Exhibit (10) (aa) of Emerson's Annual Report on Form 10-K for the year ended April 2, 1999).

       10.15 Second Amendment to Lease made the 10th day of June, 2004 between ProLogis and Sport Supply Group, Inc. (incorporated by reference to Exhibit 10.15 of Emerson's Annual Report on Form 10-K for the year ended March 31, 2004).

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

       10.18.1 Emerson Radio Corp. 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 1 of Emerson's 2004 Proxy Statement).

       10.18.2 Emerson Radio Corp. 2004 Non-Employee Outside Director Stock Option Plan (incorporated by reference to Exhibit 2 of Emerson's 2004 Proxy Statement).

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

       10.26.3 Employment Agreement extension letter between Emerson Radio Corp., Emerson Radio International Ltd., Emerson Radio (Hong Kong Limited and Geoffrey P. Jurick effective as of September 1, 2004 (incorporated by reference to Exhibit
                    10.26.3 of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

       10.26.4 Employment Agreement extension letter between Emerson Radio Corp. and John J. Raab effective as of September 1, 2004 (incorporated by reference to Exhibit 10.26.4 of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

       10.26.5 Employment Agreement extension letter between Emerson Radio Corp. and Elizabeth J. Calianese McPartland effective as of September 1, 2004 (incorporated by reference to Exhibit
                    10.26.5 of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

       10.27 Revolving Credit and Term Loan Agreement dated June 28, 2002 among Emerson Radio Corp., Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd., and Emerson Radio International Ltd. Jointly and Severally, and PNC Bank, National Association (incorporated by reference to Exhibit 10.27 of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

       10.27.1 Amendment to Revolving Credit and Term Loan Agreement (Number One) dated November 7, 2003 among Emerson Radio Corp., Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd., and Emerson Radio International Ltd. Jointly and Severally, and PNC Bank, National Association (incorporated by reference to Exhibit 10.27.1 of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31,
                    2003).

       10.27.2 Amendment to Revolving Credit and Term Loan Agreement (Number Two) dated December 31, 2003 among Emerson Radio Corp., Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd., and Emerson Radio International Ltd. Jointly and Severally, and PNC Bank, National Association (incorporated by reference to Exhibit 10.27.2 of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31,
                    2003).

       10.27.3 Amendment to Revolving Credit and Term Loan Agreement (Number Three) and Waiver dated June 28, 2004, among Emerson Radio Corp., Majexco Imports, Inc., Emerson Radio (Hong
                    Kong) Ltd., and Emerson Radio International Ltd. Jointly and Severally, and PNC Bank, National Association (incorporated by reference to Exhibit 10.27.3 of Emerson's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

       10.27.4 Amendment and Restated Revolving Credit and Term Loan Agreement dated as of June 27, 2005, among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd., and Emerson Radio International Ltd., and PNC Bank, National Association. *

       10.28 Common Stock Purchase Warrant Agreement entered into on August 1, 2002 by and between Emerson Radio Corp. and Further Lane Asset Management LP (incorporated by reference to Exhibit 10.28 of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

       10.28.1 Form of Common Stock Warrant Agreement entered into on October 7, 2003 by and between Emerson Radio Corp. and Ladenburg Thalmann & Co., Inc. (incorporated by reference to
                    Exhibit 10.28.1 of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

       10.28.2 Common Stock Purchase Warrant Agreement entered into on August 1, 2004 by and between Emerson Radio Corp. and EPOCH Financial Services, Inc. (incorporated by reference to
                    Exhibit 10.28.2 of Emerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

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

       10.35.2 Second Amendment to Loan and Security Agreement dated June 27, 2003 by and between Sport Supply Group, Inc. and Congress Financial Corporation (incorporated by reference to
                    Exhibit 10.1 of Sport Supply's Quarterly Report on Form 10-Q for the quarter ended June 27, 2003).

       10.35.3 Third Amendment to Loan and Security Agreement dated November 6, 2003 by and between Sport Supply Group, Inc. and Congress Financial Corporation (incorporated by reference to
                    Exhibit 10.4 of Sport Supply's Quarterly Report on Form 10-Q for the quarter ended September 26, 2003).

       10.35.4 Fourth Amendment to Loan and Security Agreement dated December 29, 2003 by and between Sport Supply Group, Inc. and Congress Financial Corporation (incorporated by reference to Exhibit 10.1 of Sport Supply's Quarterly Report on Form 10-Q for the quarter ended December 26, 2003).

       10.35.5 Fifth Amendment to Loan and Security Agreement dated February 19, 2004 by and between Sport Supply Group, Inc. and Congress Financial Corporation (incorporated by reference to Exhibit 10.35.5 of Emerson's Annual Report on Form 10-K for the year ended March 31, 2004).

       14.1 Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Emerson's Annual Report on Form 10-K for the year ended March 31, 2004).

       21.1         Subsidiaries of the Company as of March 31, 2005. *

       23.1 Consent of Independent Registered Public Accounting Firm - BDO Seidman, LLP. *

       23.2 Consent of Independent Registered Public Accounting Firm - Ernst & Young, LLP. *

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


                                                      EMERSON RADIO CORP.

                                                 By: /s/ Geoffrey P. JURICK
                                                         Geoffrey P. Jurick
                                                         Chairman of the Board
Dated:  June 29, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Geoffrey P. Jurick        Chairman of the Board,              June 29, 2005
Geoffrey P. Jurick            Chief Executive Officer and
                              President
                              (Principal Executive Officer)


/s/ Guy A. Paglinco           Vice President,                     June 29, 2005
Guy A. Paglinco               Chief Financial Officer
                              (Principal Finance and
                              Accounting Officer)

/s/ Robert H. Brown, Jr.      Director                            June 29, 2005
Robert H. Brown, Jr.


/s/ Peter G. Bunger           Director                            June 29, 2005
Peter G. Bunger


/s/ Jerome H. Farnum          Director                            June 29, 2005
Jerome H. Farnum


/s/ Herbert A. Morey          Director                            June 29, 2005
Herbert A. Morey