Form 10-K/A
period 2005-03-31
EMERSON RADIO CORP
filed 2005-07-29
CIK 32621

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             -----------------------
                                   FORM 10-K/A
                                   (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2005
                    ----------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from     to

                         Commission file number 0-25226
                                                -------

                               EMERSON RADIO CORP.
                               -------------------
             (Exact name of registrant as specified in its charter)

                          Delaware                                                            22-3285224
--------------------------------------------------------------                  ---------------------------------------
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification Number)

              Nine Entin Road, Parsippany, NJ                                                    07054
--------------------------------------------------------------                  ---------------------------------------
(Address of principal executive offices)                                                       (Zip Code)

Registrant's telephone number, including area code:                                          (973) 884-5800
                                                                                ---------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                                             Name of each exchange on which registered
-------------------                                                             -----------------------------------------

Common Stock, par value $.01 per share                                          American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. [X] YES [ ] NO.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) [ ] YES [X] NO

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at September 30, 2004 (computed by reference to the last reported sale price of the Common Stock on the American Stock Exchange on such date): $44,451,232.

Number of Common Shares outstanding at June 7, 2005: 27,203,164

         DOCUMENTS INCORPORATED BY REFERENCE: None

         The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (the "10-K"):

         PART III, Items 10 - 14 and PART IV, Item 15 of the 10-K are amended by the inclusion of such items herein.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

                                   MANAGEMENT
OFFICERS AND DIRECTORS

         The following table sets forth certain information regarding the current officers and Directors of Emerson Radio Corp. ("Emerson", "us" or "Company"):


Name                           Age     Position                               Fiscal Year Became Officer/Director
----                           ---     --------                               -----------------------------------
Geoffrey P. Jurick             64      Chairman of the Board, Chief                          1992
                                       Executive Officer and
                                       President, Director
John J. Raab                   69      Senior Executive Vice                                 1995
                                       President and Chief
                                       Operating Officer
Guy A. Paglinco                48      Vice President, Chief                                 2004
                                       Financial Officer
Patrick Murray                 54      President, Emerson Radio                              2001
                                       Consumer Products Corporation
Elizabeth J. Calianese         47      Senior Vice President -                               1995
                                       Human Resources, General
                                       Counsel and Corporate
                                       Secretary
Robert H. Brown, Jr.           51      Director                                              1993
(1)(2)(3)

Peter G. Bunger (2)(3)         64      Director                                              1993

Jerome H. Farnum (1)(2)(3)     69      Director                                              1993

Herbert A. Morey (1)           63      Director                                              2004

-------------------------------------------
(1) Member of Audit Committee
(2) Member of Compensation and Personnel Committee
(3) Member of the Nominating Committee

GEOFFREY P. JURICK has served as Director since September 1990, Chief Executive Officer since July 1992, Chairman since December 1993 and President since April 1997. From December 1996 until July 2005, Mr. Jurick also served as a Director and Chairman of the Board of Sport Supply Group, Inc. ("SSG") and, from January 1997 to July 2005, Chief Executive Officer of SSG. Following the sale by Emerson of its approximate 53.2% of the issued and outstanding shares of common stock of SSG in July 2005, Mr. Jurick stepped down as Chairman of the Board and Chief Executive Officer of SSG. See "Item 13 - Certain Relationships and Related Transactions".

JOHN J. RAAB has served as Chief Operating Officer and Senior Executive Vice President - International since May 2003, Executive Vice President - International from June 2000 to May 2003, Senior Vice President - International from October 1997 to June 2000 and Senior Vice President-Operations from October 1995 to October 1997.

GUY A. PAGLINCO has served as Vice President - Finance and Chief Financial Officer since October 2004, as Assistant Vice President - Finance and Controller from May 2001 to October 2004 and as Controller from May 1998 to October 2004.

PATRICK MURRAY has served as President of Emerson Radio Consumer Products Corporation since November 2002 and Senior Vice President - Sales, Emerson Radio Consumer Products Corporation from May 2001 to November 2002. Mr. Murray served as Executive Vice President of Motion Systems (Betesh Group) from 1997 to May 2001. Prior thereto, Mr. Murray served as Vice President - Sales and Marketing of Emerson Radio Corp. from 1996 to 1997.

ELIZABETH J. CALIANESE has served as General Counsel and Senior Vice President - Human Resources since June 2000 and as Secretary since January 1996. Ms. Calianese served as Vice President-Human Resources and Deputy General Counsel from May 1995 to June 2000.

ROBERT H. BROWN, JR. has served as Director since July 1992. Since May 2004, Mr. Brown has been a Managing Partner of August Group, Ltd., a merchant banking firm; from September 2002 to April 2004, Managing Partner of Crosswind Partners LLC, a merchant banking firm; from January 1999 to August 2002, President and Chief Executive Officer of Frost Securities, Inc., an investment banking firm; from July 1998 to January 1999, President of RHB Capital, LLC; from January 1990 to July 1998, held a variety of positions with Dain Rauscher, formerly Rauscher Pierce Refsnes, Inc., including Senior Vice President and Director of the Corporate Finance Department and Executive Vice President of Capital Markets; from April 1996 to March 2003, a Director of Claimsnet.com, which is traded on the Nasdaq Stock Market.

PETER G. BUNGER has served as Director since July 1992. Since 1990, Mr. Bunger has been a consultant with Savarina AG, an entity engaged in the business of portfolio management monitoring in Zurich, Switzerland; since October 1992, a Director of Savarina AG; from December 1996 through July 2005, a Director of SSG; and, since 2002, an independent consultant for Emerson's manufacturing efforts in Europe. See "Item 13 - Certain Relationships and Related Transactions".

JEROME H. FARNUM has been a Director since July 1992. Since July 1994, Dr. Farnum has been an independent consultant. For at least five years prior to July 1994, Dr. Farnum was a senior executive (in charge of legal and tax affairs, accounting, asset and investment management, foreign exchange relations and financial affairs) with several entities comprising the Fidenas group of companies, whose activities encompassed merchant banking, investment banking, investment management and corporate development.

HERBERT A. MOREY has been a Director since August 2004. Since October 2003, Mr. Morey has served on boards of not-for-profit organizations and as a consultant. From June 1962 until his retirement in September 2000, Mr. Morey held a variety of positions with Ernst & Young LLC, including Coordinating Audit Partner of a broad-ranging portfolio of domestic and foreign-owned clients, primarily consumer products and manufacturing companies, Chairman - International Investor Services Group, and Partner in the New York and National offices, focusing on SEC reporting matters and consulting on the application of accounting and auditing standards.

BOARD OF DIRECTORS AND COMMITTEES

         Our business is managed under the direction of our Board of Directors. The Board of Directors meets periodically during our fiscal year to review significant developments affecting Emerson and to act on matters requiring Board of Director approval. The Board of Directors held ten (10) formal meetings during the fiscal year ended March 31, 2005 ("Fiscal 2005") and acted by unanimous written consent one (1) time. During Fiscal 2005, each member of the Board of Directors participated in at least 90% of the aggregate of all meetings of the Board of Directors, and in at least 66% of the aggregate of all meetings of committees on which such member served, that were held during the period. The functions of our Audit Committee, Compensation and Personnel Committee and Nominating Committee and their current members are described below. No member of any of the committees is an employee of Emerson.

         Since the adoption of the Sarbanes-Oxley Act in July 2002, there has been a growing public and regulatory focus on the independence of directors. Requirements relating to independence are imposed by the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission and the American Stock Exchange with respect to members of the Audit Committee and the Nominating Committee. The Board of Directors has determined that Messrs. Brown, Bunger, Farnum and Morey satisfy all such definitions of independence. The Board of Directors has determined that Herbert A. Morey constitutes our "audit committee financial expert", as such term is defined by the SEC.

         Audit Committee. Our Audit Committee is presently comprised of Messrs. Morey (Chairman), Brown and Farnum. The Audit Committee is empowered by the Board of Directors to, among other things: serve as an independent and objective party to monitor Emerson's financial reporting process, internal control system and disclosure control system; review and appraise the audit efforts of Emerson's independent accountants; assume direct responsibility for the appointment, compensation, retention and oversight of the work of the outside auditors and for the resolution of disputes between the outside auditors and Emerson's management regarding financial reporting issues; and provide the opportunity for direct communication among the independent accountants, financial and senior management, and the Board. During Fiscal 2005, the Audit Committee performed its duties under a written charter approved by the Board of Directors, which was filed as Annex A to our Proxy Statement for the fiscal year ended March 31, 2003, filed as of July 29, 2003, and formally met six (6) times. The Audit Committee Charter is posted on our website: www.emersonradio.com on the Investor Relations page.

         Compensation and Personnel Committee. Our Compensation and Personnel Committee is presently comprised of Messrs. Brown (Chairman), Bunger and Farnum. The Committee (i) makes recommendations to the Board of Directors concerning remuneration arrangements for senior executive management; (ii) administers our stock option plans; and (iii) makes such reports and recommendations, from time to time, to the Board of Directors upon such matters as the committee may deem appropriate or as may be requested by the Board of Directors. During Fiscal 2005, the Compensation and Personnel Committee formally met five (5) times and acted by unanimous written consent one (1) time.

         Nominating Committee. Our Nominating Committee is presently comprised of Messrs. Brown, Bunger and Farnum. The Nominating Committee is empowered by the Board of Directors to, among other functions: recommend to the Board of Directors qualified individuals to serve on Emerson's Board of Directors and to identify the manner in which the Nominating Committee evaluates nominees recommended for the Board of Directors. Our Nominating Committee did not meet during Fiscal 2005. The Board has adopted a Nominating Committee charter to govern its Nominating Committee, which was filed as Exhibit 3 to our Proxy Statement for the fiscal year ended March 31, 2004, filed as of July 20, 2004.

CODES OF ETHICS

         We have adopted a Code of Ethics for Senior Financial Officers ("Code of Ethics") that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller and Treasurer. This Code of Ethics was established with the intention of focusing Senior Financial Officers on areas of ethical risk, providing guidance to help them recognize and deal with ethical issues, providing mechanisms to report unethical conduct, fostering a culture of honesty and accountability, deterring wrongdoing and promoting fair and accurate disclosure and financial reporting.

         We have also adopted a Code of Conduct for Officers, Directors and Employees of Emerson Radio Corp. and Its Subsidiaries ("Code of Conduct"). We prepared this Code of Conduct to help all officers, Directors and employees understand and comply with our policies and procedures. Overall, the purpose of our Code of Conduct is to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;
(iii) compliance with applicable governmental laws, rules and regulations; (iv) prompt internal reporting of code violations to an appropriate person or persons identified in this Code of Conduct; and (v) accountability for adherence to the Code of Conduct.

         The Code of Ethics and the Code of Conduct are posted on our website: www.emersonradio.com on the Investor Relations page. If we make any substantive amendments to, or grant any waiver (including any implicit waiver) from a provision of the Code of Ethics or the Code of Conduct, and that relates to any element of the Code of Ethics definition enumerated in Item 406 (b) of Regulation S-K, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

ITEM 11 - EXECUTIVE COMPENSATION AND OTHER INFORMATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth certain information regarding compensation paid to our Chief Executive Officer and each of our other four most highly compensated executive officers (based on salary and bonus earned during Fiscal 2005) for services rendered in all capacities to us during the 2005, 2004 and 2003 fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                                                 OTHER        SECURITIES             ALL
                                        FISCAL                                   ANNUAL       UNDERLYING            OTHER
NAME AND PRINCIPAL POSITION(S)           YEAR          SALARY     BONUS       COMPENSATION     OPTIONS           COMPENSATION (2)
------------------------------           ----          ------     -----       ------------     -------           ----------------

GEOFFREY P. JURICK                       2005         $500,000    $125,000      $ 80,000        200,000             $  ---
CHAIRMAN OF THE                          2004          500,000       ---          56,197           ---                3,186
BOARD, CHIEF                             2003          411,600     313,000        60,821           ---                3,352
EXECUTIVE OFFICER
AND PRESIDENT (1)(3)

JOHN J. RAAB                             2005          266,863      75,000          ---         100,000              20,402
SENIOR EXECUTIVE VICE                    2004          272,560       ---            ---            ---               20,622
PRESIDENT AND CHIEF OPERATING            2003          257,500     150,000          ---            ---               17,744
OFFICER (3)

GUY A. PAGLINCO                          2005          153,204       ---            ---            ---               19,764
VICE PRESIDENT, CHIEF FINANCIAL          2004          123,890      12,500          ---            ---               15,552
OFFICER                                  2003          120,000      31,000          ---            ---               14,941

PATRICK MURRAY                           2005          368,757       ---            ---            ---               28,553
PRESIDENT - EMERSON                      2004          376,627       ---            ---            ---               28,796
RADIO CONSUMER                           2003          360,000      75,000          ---            ---               23,897
PRODUCTS CORPORATION

ELIZABETH J. CALIANESE                   2005          213,491      47,500          ---         100,000              28,146
SENIOR VICE PRESIDENT, GENERAL           2004          218,047       ---            ---            ---               28,270
COUNSEL AND CORPORATE SECRETARY (3)      2003          206,000      95,000          ---            ---               23,930
(3)

----------------------------------------------
(1) Other annual compensation consists of temporary lodging expenses. In addition to the amounts set forth in the table above, Mr. Jurick received $250,000 per annum in salary from SSG for services he rendered to SSG.

(2) All other compensation consists of Emerson's contribution to our 401(k) employee savings plan, group health, life insurance, disability insurance and auto allowances.

(3) In October 2004, Messrs. Jurick and Raab and Ms. Calianese were granted stock options to purchase 200,000, 100,000 and 100,000 shares of common stock, respectively, at an exercise price of $3.26, $2.96 and $2.96 per share, respectively. These options vest in equal installments over three years, commencing one year from the date of grant, and their exercise is contingent on continued employment with Emerson.

OPTION GRANTS DURING 2005 FISCAL YEAR

         The following table provides certain information with respect to options granted to our Chief Executive Officer and to each of the executive officers named in the Summary Compensation Table during Fiscal 2005.

                                                                                                 POTENTIAL REALIZABLE
                                                                                                   VALUE AT ASSUMED
                                                                                                 ANNUAL RATES OF STOCK
                                                                                                  PRICE APPRECIATION
INDIVIDUAL GRANTS                                                                                 FOR OPTION TERM (2)
-----------------                                                                                 -------------------
                                                % of Total
                                  Number      Options Granted      Exercise
                                of Options      to Employees       Price Per      Expiration
             Name               Granted (1)    In Fiscal 2005        Share           Date           5%          10%
------------------------------------------------------------------------------------------------------------------------

GEOFFREY P. JURICK                200,000           47.1%            $3.26         10/19/14     $1,146,816   $1,826,176
JOHN J. RAAB                      100,000           23.5              2.96         10/19/14        573,408      913,088
GUY A. PAGLINCO                     ---             ---               ---            ---            ---         ---
PATRICK MURRAY                      ---             ---               ---            ---            ---         ---
ELIZABETH J. CALIANESE            100,000           23.5              2.96         10/19/14        573,408      913,088

1. The stock options were granted under the Emerson Radio Corp. 2004 Employee Stock Incentive Plan, and, unless otherwise designated at the time of grant, are exercisable commencing one year after the grant date in three equal annual installments, with full vesting occurring on the third anniversary of the date of the grant.

2. The dollar amounts under these columns are the result of calculations at the assumed compounded market appreciation rates of 5% and 10% as required by the SEC over a ten-year term and therefore, are not intended to forecast possible future appreciation, if any, of the stock price. The disclosure assumes the options will be held for the full ten-year term prior to exercise. Such options may be exercised prior to the end of such ten-year term. The actual value, if any, an executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There can be no assurance that the stock price will appreciate at the rates shown in the table.

OPTION EXERCISES DURING FISCAL 2005 AND FISCAL 2005 YEAR END VALUES

         The following table provides information related to options exercised by our executive officers during Fiscal 2005 and the number and value of options held at the end of Fiscal 2005 by our executive officers. We do not have any outstanding stock appreciation rights.

                                                                   NUMBER OF
                                                                  SECURITIES                   VALUE OF
                                                                  UNDERLYING                  UNEXERCISED
                                                                  UNEXERCISED                IN-THE-MONEY
                                                                 OPTIONS/SARS                OPTIONS/SARS
                                SHARES                             AT FY-END                   AT FY-END
                               ACQUIRED           VALUE               (#)                       ($)(1)
                             ON EXERCISE        REALIZED         EXERCISABLE/                EXERCISABLE/
          NAME                   (#)               ($)           UNEXERCISABLE               UNEXERCISABLE
-------------------------    -------------     ------------    ------------------    ------------------------------
Geoffrey P. Jurick             390,476         $1,229,999          0/200,000                  $0/$52,000
John J. Raab                     ---               ---             0/100,000                  $0/$56,000
Guy A Paglinco                   ---               ---                ---                         ---
Patrick Murray                   ---               ---                ---                         ---
Elizabeth J. Calianese           ---               ---          50,000/100,000             $126,000/$56,000

(1) Based on $3.52 per share, the closing price for our common stock as reported by the American Stock Exchange on March 31, 2005. Value is calculated on the basis of the difference between $3.52 and the option exercise price of "in the money" options, multiplied by the number of shares of our common stock underlying the option.

CERTAIN EMPLOYMENT AGREEMENTS

         Effective as of September 1, 2001, Geoffrey P. Jurick, our Chairman, Chief Executive Officer and President, entered into three-year employment agreements (the "Jurick Employment Agreements") with us and two of our wholly-owned subsidiaries, Emerson Radio (Hong Kong) Limited and Emerson Radio International Ltd. (formerly Emerson Radio (B.V.I.) Ltd.) (hereinafter, collectively the "Companies"), providing for an aggregate annual compensation of $411,600, which was increased to $440,000 effective April 1, 2003, subject to adjustment in the event that Mr. Jurick's employment with SSG is terminated. In the event Mr. Jurick's employment with SSG is terminated, the salary he receives under the Jurick Employment Agreement shall be increased by that amount of salary he was receiving from SSG at the time his employment was terminated. By letter agreement dated effective as of September 1, 2004, the terms of the Jurick Employment Agreements were extended through and including August 31, 2007 with a present base salary of $500,000 from Emerson. In addition to his base salary, Mr. Jurick is entitled to an annual bonus upon recommendation by the Compensation and Personnel Committee of our Board of Directors, subject to the final approval of our Board of Directors. On July 1, 2005, Emerson sold its beneficial ownership interest in SSG. As a result, under the terms of the Jurick Employment Agreements, Mr. Jurick's annual compensation, commencing July 1, 2005, was increased by $250,000 (the amount of salary he was receiving from SSG at the time his employment was terminated) to an aggregate of $750,000.

         Each of the Jurick Employment Agreements grants to Mr. Jurick severance benefits, through expiration of the respective terms of each of such agreements, commensurate with Mr. Jurick's base salary, on the condition that his employment is terminated due to permanent disability, without cause or as a result of constructive discharge (as defined therein). In the event that Mr. Jurick's employment terminates due to termination for "cause", because Mr. Jurick unilaterally terminates the agreements or for reasons other than constructive discharge or permanent disability, Mr. Jurick shall only be entitled to base salary earned through the applicable date of termination. The Jurick Employment Agreements also contain non-competition provisions which require that, during his employment and through the end of any period in which he receives severance, Mr. Jurick (i) shall not be employed by, have any proprietary interest in or receive any remuneration from any entity in competition with Emerson, and (ii) shall not solicit any of Emerson's customers or clients on behalf of any of Emerson's competitors. Similar provisions are set forth in policies that are incorporated into each of the employment contracts described below.

         Effective September 1, 2001, John J. Raab, Chief Operating Officer and Senior Executive Vice President, entered into a three-year employment agreement (the "Raab Employment Agreement") with us, providing for an annual compensation of $250,000, which was increased to $257,500, effective April 1, 2002, and $275,000, effective April 1, 2003. By letter agreement dated effective as of September 1, 2004, the term of the Raab Employment Agreement was extended through and including August 31, 2007 and his annual compensation was increased to $286,000, effective April 1, 2005. In addition to his base salary, Mr. Raab may also receive an additional annual performance bonus to be recommended by the Compensation and Personnel Committee of our Board of Directors, subject to the final approval of our Board of Directors.

         Effective September 1, 2001, Elizabeth J. Calianese, General Counsel, Senior Vice President - Human Resources and Secretary, entered into a three-year employment agreement (the "Calianese Employment Agreement") with us providing for an annual compensation of $200,000, which was increased to $206,000, effective April 1, 2002, and $220,000 effective April 1, 2003. By letter agreement dated effective as of September 1, 2004, the term of the Calianese Employment Agreement was extended through and including August 31, 2007 and her annual compensation was increased to $228,800, effective April 1, 2005. In addition to her base salary, Ms. Calianese is entitled to an annual performance bonus to be recommended by the Compensation and Personnel Committee of our Board of Directors, subject to the final approval of our Board of Directors. We have also agreed for the term of the Calianese Employment Agreement and three years thereafter to pay for and maintain legal malpractice insurance covering Ms. Calianese for occurrences and actions taken by her at any time prior to or during the term of such agreement on behalf of our employees or us. We have also agreed to pay all sums, which may be deductible amounts, not otherwise paid by such insurer.

               Effective August 8, 2003, we granted Patrick Murray a one-year severance agreement in the event his employment with us is terminated other than for cause (as defined therein).

               Effective June 14, 2005, we granted Guy A. Paglinco a one-year severance agreement in the event his employment with us is terminated other than for cause (as defined therein).

         In the event that Messrs. Jurick, Raab and Ms. Calianese were to be terminated due to permanent disability, without cause or as a result of constructive discharge, the estimated dollar amount to be paid after March 31, 2005, to each such individual, based on the terms of their respective contracts, would be $1,750,000, $691,000, and $553,000, respectively. In the event that Messrs. Murray and Paglinco were terminated other than for cause, the estimated dollar amount to be paid after March 31, 2005, based on their severance agreements, would be $380,000 and $182,000, respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Geoffrey P. Jurick serves as Chairman of the Board, Chief Executive Officer and President of Emerson and participated in deliberations concerning Emerson senior executive officer compensation. Until July 1, 2005, Mr. Jurick had also served as Chairman of the Board and Chief Executive Officer of SSG and had participated in deliberations concerning its senior executive officer compensation. As set forth in the Summary Compensation Table above, Mr. Jurick also received $250,000 per annum in salary from SSG for the services he rendered to SSG. Mr. Bunger is a Director of Emerson who serves on the Emerson Compensation and Personnel Committee and, until July 1, 2005, had been a Director of SSG and a member of the SSG Compensation Committee. See "Item 13 - Certain Relationships and Related Transactions - Relationship with Sport Supply Group, Inc.".

COMPENSATION OF DIRECTORS

         During Fiscal 2005, our directors who were not employees, specifically Messrs. Brown, Bunger, Farnum and Morey, were paid $33,333, $21,667, $29,167 and $16,667, respectively, for serving on the Board of Directors and on our various committees during the period. Outside Directors are each paid an annual director's fee of $12,500; members of the Compensation and Personnel Committee are each paid an additional fee of $5,000 per annum; members of the Nominating Committee are each paid an additional fee of $5,000 per annum; members of the Audit Committee are each paid an additional fee of $7,500 per annum; and, the Chairmen of the Audit Committee and the Compensation and Personnel Committee are each paid an additional fee of $5,000 per annum. All directors' fees are paid in four equal quarterly installments per annum. Directors who are our employees are not paid for their services as a director. Additionally, each director, who is not an employee, was previously eligible to participate in our 1994 Non-Employee Director Stock Option Plan and is eligible to participate in our 2004 Non-Employee Outside Director Stock Option Plan ("2004 Director Stock Option Plan"). Directors of Emerson are reimbursed their expenses for attendance at meetings. Further, we offer to provide health care insurance to each of our directors who is not an employee. In Fiscal 2005, Messrs. Brown, Bunger, Farnum and Morey were granted stock options, pursuant to the 2004 Director Stock Option Plan, to purchase 25,000, 25,000, 25,000 and 50,000 shares of common stock, respectively, at an exercise price of $3.00 per share. These options vest in equal installments over three years, commencing one year from the date of grant, and their exercise is contingent upon continued service as a member of our Board of Directors. In Fiscal 2005, Mr. Bunger also received $48,000 in fees for the European manufacturing consulting services he rendered to Emerson.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of July 25, 2005, the beneficial ownership of (i) each current Director; (ii) each of our executive officers named in the Summary Compensation Table ("executive officers"); (iii) our directors and executive officers as a group and (iv) each stockholder known by us to own beneficially more than 5% of our outstanding shares of common stock. Except as otherwise noted, the address of each of the following beneficial owners is c/o Emerson Radio Corp., 9 Entin Road, Parsippany, New Jersey 07054.

                                                          Amount and Nature of
       Name and Address of Beneficial Owners            Beneficial Ownership (1)      Percent of Class (1)
       -------------------------------------            ------------------------      --------------------

Geoffrey P. Jurick (2)                                         10,265,576                     37.1%

Robert H. Brown, Jr. (3)                                         25,018                         *

Peter G. Bunger (4)                                              42,204                         *

Jerome H. Farnum (5)                                             14,333                         *

Herbert A. Morey (6)                                             28,667                         *

John J. Raab                                                       -0-                         -0-

Guy A. Paglinco (7)                                              20,000                         *

Patrick Murray                                                     -0-                         -0-

Elizabeth J. Calianese (8)                                       50,000                         *

All Directors and Executive
Officers as a Group (9 persons) (9)                            10,445,798                     37.7%

--------------------------------------------
(*) Less than one percent.

(1) Based on 27,047,666 shares of common stock outstanding as of July 25, 2005. Each beneficial owner's percentage ownership of common stock is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of July 25, 2005 have been exercised. Except as otherwise indicated, the beneficial ownership table does not include common stock issuable upon exercise of outstanding options, which are not currently exercisable within 60 days of July 25, 2005. Except as otherwise indicated and based upon our review of information as filed with the U.S. Securities and Exchange Commission ("SEC"), we believe that the beneficial owners of the securities listed have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Mr. Jurick's beneficial ownership consists of 10,265,576 shares of common stock directly owned by him. Mr. Jurick has pledged 10,015,476 of these shares to a foreign institution to secure a loan obtained by Mr. Jurick in January 2005, in the amount of $16 million. The loan is guaranteed by a third party unaffiliated with us and is currently due on August 22, 2005.

(3) Mr. Brown's ownership consists of 16,685 shares of common stock directly owned by him and options to purchase 8,333 shares of our common stock issued pursuant to Emerson's 2004 Non-Employee Outside Director Stock Option Plan that are exercisable within 60 days of July 25, 2005.

(4) Mr. Bunger's ownership consists of 33,871 shares of common stock directly owned by him and options to purchase 8,333 shares of our common stock issued pursuant to Emerson's 2004 Non-Employee Director Stock Option Plan that are exercisable within 60 days of July 25, 2005.

(5) Mr. Farnum's ownership consists of 6,000 shares of common stock directly owned by him and options to purchase 8,333 shares of our common stock issued pursuant to Emerson's 2004 Non-Employee Director Stock Option Plan that are exercisable within 60 days of July 25, 2005.

(6) Mr. Morey's ownership consists of 12,000 shares of common stock directly owned by him and options to purchase 16,667 shares of our common stock issued pursuant to Emerson's 2004 Non-Employee Director Stock Option Plan that are exercisable within 60 days of July 25, 2005.

(7) Mr. Paglinco's ownership consists of 20,000 shares of common stock directly owned by him.

(8) Ms. Calianese's ownership consists of options issued pursuant to Emerson's 1994 Stock Compensation Program that are exercisable within 60 days of July 25, 2005.

(9) Includes 91,666 shares of common stock issuable upon exercise of options that are exercisable within 60 days of July 25, 2005.

EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about our common stock that may be issued upon the exercise of options and rights under our 1994 Stock Compensation Program, 1994 Non-Employee Director Stock Option Plan, Emerson Radio Corp. 2004 Employee Stock Incentive Plan and 2004 Non-Employee Outside Director Stock Option Plan and exercise of warrants, as of March 31, 2005 (the "Plans"). The 1994 Plans expired in July 2004 and the remainder of the Plans are the only equity compensation plans in existence as of March 31, 2005.

-----------------------------------------------------------------------------------------------------------------
                             NUMBER OF SECURITIES TO BE     WEIGHTED AVERAGE EXERCISE     NUMBER OF SECURITIES
                              ISSUED UPON EXERCISE OF         PRICE OF OUTSTANDING       REMAINING AVAILABLE FOR
                               OUTSTANDING OPTIONS,           OPTIONS, WARRANTS AND       FUTURE ISSUANCE UNDER
                               WARRANTS AND RIGHTS                  RIGHTS              EQUITY COMPENSATION PLANS
                                       (A)                           (B)                           (C)
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders          632,334                       $2.81                    2,200,000
holders
---------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security              100,000                        4.00                        ---
holders
---------------------------------------------------------------------------------------------------------------
TOTAL                                 732,334                       $2.97                    2,200,000
---------------------------------------------------------------------------------------------------------------

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)") requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the American Stock Exchange. Officers, directors and greater than 10% stockholders are required by certain regulations to furnish us with copies of all Section 16(a) forms they file.

         Based solely on our review of the copies of such forms received by us, we believe that, during Fiscal 2005, our officers, directors and greater than 10% beneficial owners have complied with all applicable filing requirements with respect to our equity securities.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH SPORT SUPPLY GROUP, INC.

         On July 1, 2005, we and Emerson Radio (Hong Kong) Limited ("Emerson HK"), our wholly owned subsidiary, sold all of the issued and outstanding shares of SSG common stock, which we owned, aggregating 4,746,023 shares, or approximately 53.2% ownership of SSG, for $32 million or $6.74 per share.

         Prior to July 1, 2005 and during Fiscal 2005, our Board of Directors included the following people that were associated with SSG: Geoffrey P. Jurick, our Chairman, Chief Executive Officer and President and Chairman and Chief Executive Officer of SSG, and Peter G. Bunger, a Director of both companies and member of the Compensation Committee of each company.

         During 1997, we entered into a management services agreement with SSG in an effort to share certain administrative and logistic functions and to enable SSG and Emerson to reduce certain costs. In connection with the sale of our interest in SSG, the management services agreement was amended to permit termination of various defined Transition Services on one hundred twenty (120) days' prior notice by either Emerson or SSG in order to facilitate the parties' transition of the Transition Services to another provider. We incurred net fees of $206,000, $319,000 and $307,000 for services provided pursuant to this agreement during Fiscal 2005, 2004 and 2003, respectively.

FUTURE TRANSACTIONS

         We have adopted a policy that all future affiliated transactions will be made or entered into on terms no less favorable to us than those that can be obtained from unaffiliated third parties. In addition, all future affiliated transactions, must be approved by a majority of the independent outside members of our Board of Directors who do not have an interest in the transactions.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

         In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee's charter, all audit and audit-related work and all non-audit work performed by our independent accountants, BDO, is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered. Prior to March 31, 2004, when BDO was retained by us as our independent accountants, Ernst & Young, LLP ("Ernst & Young") served as our independent accountants during Fiscal 2004.

           >> Audit Fees. Audit fees billed to us by BDO for the audit of the financial statements included in our Annual Reports on Form 10-K, and reviews by Ernst & Young and BDO of the financial statements included in our Quarterly Reports on Form 10-Q, for the fiscal years ended March 31, 2004 and 2005 totaled approximately $258,000 and $242,000, respectively.

           >> Audit-Related Fees. We were billed $11,000 and $16,000 by BDO for the fiscal years ended March 31, 2004 and 2005, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of Emerson's financial statements and are not reported under the caption Audit Fees above.

           >> Tax Fees. BDO billed us an aggregate of $117,000 and $196,000, for the fiscal years ended March 31, 2004 and 2005, respectively, for tax services, principally related to the preparation of income tax returns and related consultation.

           >> All Other Fees. We were billed $195,000 and $0 by BDO for the fiscal years ended March 31, 2004 and 2005, respectively, for permitted non-audit services, principally consultation related to mergers and acquisitions.

           Applicable law and regulations provide an exemption that permits certain services to be provided by our outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

CHANGE IN ACCOUNTANTS

         As discussed above and previously reported in a Form 8-K dated April 2, 2004, on March 31, 2004, we retained the services of BDO as our independent auditors to replace our former independent auditors, Ernst & Young. This engagement and replacement was approved by our Board of Directors on the recommendation of our Audit Committee. During our two recent fiscal years ended March 31, 2003 and March 31, 2004, respectively, we did not consult with BDO regarding any matters noted in Items 304(a) of Regulation S-K. BDO has provided tax services to us during the fiscal years ended March 31, 2003, 2004 and 2005 and is expected to continue to provide such services to us.

         There have been no "disagreements" within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any events of the type listed in Item 304(a)(1)(v)(A) through (D) of Regulation S-K, involving Ernst & Young that occurred within our two recent fiscal years ended March 31, 2003 and March 31, 2004, respectively. Ernst & Young's report on our financial statements for the fiscal year ended March 31, 2003 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

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

       10.12.5 Fifth Amendment to License Agreement effective May 18, 2005 by and between Funai Corporation, Inc. and Emerson. (incorporated by reference to Exhibit 10.12.5 of Emerson's Annual Report on Form 10-K for the year ended March 31,
                    2005).

       10.13 Second Lease Modification dated as of May 15, 1998 between Hartz Mountain, Parsippany and Emerson (incorporated by reference to Exhibit (10) (v) of Emerson's Annual Report on Form 10-K for the year ended April 3, 1998).

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

       10.23.1 Amended and Restated Management Services Agreement dated July 1, 2005 by and between Sport Supply Group, Inc. and Emerson*

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

       10.27.4 Amendment and Restated Revolving Credit and Term Loan Agreement dated as of June 27, 2005, among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd., and Emerson Radio International Ltd., and PNC Bank, National Association. (incorporated by reference to Exhibit 10.27.4 of Emerson's Annual Report on Form 10-K for the year ended March 31, 2005).

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

        10.36 Stock Purchase Agreement among Collegiate Pacific Inc., Emerson Radio Corp. and Emerson Radio (Hong Kong) Limited, dated July 1, 2005 (incorporated by reference to Exhibit 2.1 of Emerson's Current Report on Form 8-K dated July 1, 2005).

        14.1 Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Emerson's Annual Report on Form 10-K for the year ended March 31, 2004).

        21.1        Subsidiaries of the Company as of March 31, 2005.
                    (incorporated by reference to Exhibit 21.1 of Emerson's Annual Report on Form 10-K for the year ended March 31,
                    2005).

       23.1 Consent of Independent Registered Public Accounting Firm - BDO Seidman, LLP. (incorporated by reference to Exhibit 23.1 of Emerson Annual Report on Form 10-K for the year ended March 31, 2005).

       23.2 Consent of Independent Registered Public Accounting Firm - Ernst & Young, LLP. (incorporated by reference to Exhibit
                    23.2 of Emerson Annual Report on Form 10-K for the year ended March 31, 2005).

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


/s/ Geoffrey P. Jurick          Chairman of the Board,            July 29, 2005
Geoffrey P. Jurick              Chief Executive Officer and
                                President

/s/ Guy A. Paglinco             Vice President - Finance,         July 29, 2005
Guy A. Paglinco                 Chief Financial Officer


/s/ Robert H. Brown, Jr.        Director                          July 29, 2005
Robert H. Brown, Jr.


/s/ Peter G. Bunger             Director                          July 29, 2005
Peter G. Bunger


/s/ Jerome H. Farnum            Director                          July 29, 2005
Jerome H. Farnum


/s/ Herbert A. Morey            Director                          July 29, 2005
Herbert A. Morey