Form 10-Q
period 2005-06-30
EMERSON RADIO CORP
filed 2005-08-12
CIK 32621

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended   June 30, 2005
                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from_____________________ to____________________


Commission file number      0-25226

                               EMERSON RADIO CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                 22-3285224
-------------------------------------------------------------------------------
(State or other jurisdiction of                   I.R.S. Employer
incorporation or organization)                  Identification No.)

   9 Entin Road   Parsippany, New Jersey              07054
-------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip code)

                                 (973) 884-5800
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

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

  Indicate the number of shares outstanding of common stock as of August 9, 2005: 27,047,666.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)


                                                 Three Months Ended
                                           ----------------------------------
                                           June 30, 2005       June 30, 2004
                                           -------------       --------------

NET REVENUES                                  $ 38,647             $ 47,826
COSTS AND EXPENSES:
Cost of sales                                   32,914               39,409
Other operating costs
  and expenses                                   1,199                1,553
Selling, general and
  administrative expenses                        3,839                4,580

Acquisition costs recovered                         --                  (71)
Stock based compensation                            82                   --
                                              --------             --------
                                                38,034               45,471
                                              --------             --------
OPERATING INCOME                                   613                2,355

Interest expense, net                             (407)                (235)
                                              --------             --------
INCOME BEFORE INCOME TAXES AND
   DISCONTINUED OPERATIONS                         206                2,120

Provision for income taxes                          62                  946

INCOME FROM CONTINUING OPERATIONS                  144                1,174

  Income from discontinued
   operations, net of tax                          271                  630

                                              --------             --------
NET INCOME                                    $    415             $  1,804
                                              ========             ========

BASIC NET INCOME PER SHARE
   CONTINUING OPERATIONS                      $   0.01             $   0.05
   DISCONTINUED OPERATIONS                        0.01                 0.02
                                              --------             --------
                                              $   0.02             $   0.07
                                              ========             ========

DILUTED NET INCOME PER SHARE
   CONTINUING OPERATIONS                      $   0.01             $   0.05
   DISCONTINUED OPERATIONS                        0.01                 0.02
                                              --------             --------
                                              $   0.02             $   0.07
                                              ========             ========
WEIGHTED AVERAGE SHARES
OUTSTANDING:
  Basic                                         27,172               26,630
  Diluted                                       27,225               27,261

           The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                        June 30, 2005   March 31, 2005
                                                                        -------------   --------------
                                                                         (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                               $   2,861       $   1,817
  Cash securing bank loans                                                    7,740           5,620
  Accounts receivable (less allowances of $3,789 and
    $3,783, respectively)                                                    16,060          15,940
  Other receivables                                                           2,522           1,544
  Inventories                                                                45,291          38,156
  Prepaid expenses and other current assets                                   3,068           3,300
  Deferred tax assets                                                         3,640           3,666
  Current assets of discontinued operations                                  29,548          31,972
                                                                          ---------       ---------
     TOTAL CURRENT ASSETS                                                   110,730         102,015

Property and equipment - (net of accumulated depreciation
  and amortization of $4,119 and $4,011, respectively)                        2,302           2,292
Trademarks and other intangible assets (net of accumulated
  amortization of $4,362 and $4,322, respectively)                              561             600
Deferred tax assets                                                          11,172          11,245
Other assets                                                                    863             477
Noncurrent assets of discontinued operations                                 13,449          14,539
                                                                          ---------       ---------
     TOTAL ASSETS                                                         $ 139,077       $ 131,168
                                                                          =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term borrowings                              $      85       $      85
  Short-term borrowings                                                      16,363          13,044
  Term loan                                                                   7,500              --
  Accounts payable and other current liabilities                             18,819          17,500
  Accrued sales returns                                                       1,713           1,919
  Income taxes payable                                                          205             243
  Current liabilities of discontinued operations                              9,174          13,108
                                                                          ---------       ---------
     TOTAL CURRENT LIABILITIES                                               53,859          45,899

Long-term borrowings                                                         11,639          11,960
Noncurrent liabilities of discontinued operations                             2,867           3,010
Minority interest in discontinued operations                                 16,987          16,696

Shareholders' Equity:
  Preferred shares - 10,000,000 shares authorized, 3,677
    shares issued and outstanding                                             3,310           3,310
  Common shares - $.01 par value, 75,000,000 shares
    authorized; 52,883,131 shares issued, 27,047,166
    and 27,203,164 shares outstanding, respectively                             529             529
  Capital in excess of par value                                            116,872         116,788
  Accumulated other comprehensive losses                                        (72)            (87)
  Accumulated deficit                                                       (42,690)        (43,105)
  Treasury stock, at cost, 25,835,965 and 25,679,967
    shares, respectively                                                    (24,224)        (23,832)
                                                                          ---------       ---------
     TOTAL SHAREHOLDERS' EQUITY                                              53,725          53,603
                                                                          ---------       ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 139,077       $ 131,168
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

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                               Three Months Ended
                                                                         -----------------------------
                                                                         June 30, 2005   June 30, 2004
                                                                         -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income from continuing operations                                      $    144        $  1,174
    Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation and amortization                                            291             209
       Deferred tax expenses                                                     99             758
       Asset allowances, reserves and other                                    (184)            (38)
       Changes in assets and liabilities:
          Cash securing bank loans                                           (2,120)            670
          Accounts receivable                                                  (172)         (4,922)
          Other receivables                                                    (978)         (1,185)
          Inventories                                                        (7,105)         (9,003)
          Prepaid expenses and other current assets                             232          (1,312)
          Other assets                                                         (448)             --
          Accounts payable and other current liabilities                      1,318           3,787
          Income taxes payable                                                  (38)            162
                                                                           --------        --------

  Net cash used by continuing operations                                     (8,961)         (9,700)
                                                                           --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                          (118)            (43)
                                                                           --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings                                                  10,819          (1,331)
  Purchase of treasury stock                                                   (392)             --
  Long-term borrowings                                                        3,496           9,500
  Repayments of long-term borrowings                                         (3,800)             (3)
                                                                           --------        --------
  Net cash provided by financing activities                                  10,123           8,166
                                                                           --------        --------

  Net increase (decrease) in cash and cash equivalents                        1,044          (1,577)
  Cash and cash equivalents at beginning of year                              1,817           5,213
                                                                           --------        --------
  Cash and cash equivalents at end of period                               $  2,861        $  3,636
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

                      EMERSON RADIO CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

            The consolidated financial statements include the accounts of Emerson Radio Corp. ("Emerson", consolidated - the "Company") and its 53.2% ownership in Sport Supply Group, Inc. ("SSG"), which was previously reported as the Company's Sporting Goods Segment. On July 1, 2005, Emerson completed the sale of its interest in SSG to Collegiate Pacific Inc. ("CP") for net proceeds of approximately $30.1 million, after estimated disposition costs, which is expected to result in a net gain of approximately $11.7 million ($0.43 per share) being reported in the Company's quarter ended September 30, 2005. Such gain is net of total estimated taxes of $4.4 million, which includes estimated deferred taxes of $3.7 million. As a result of the sale, the financial position and results of operations of SSG have been presented as discontinued operations for all periods presented in the accompanying financial statements (see Note
10), and the Company now operates in one segment, the consumer electronics segment. The consumer electronics business includes the design, sourcing, importing and marketing of a variety of consumer electronic products and the licensing of the "(Emerson LOGO)" trademark for a variety of products domestically and internationally to certain licensees.

         The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of our consolidated financial position as of June 30, 2005 and the results of operations for the three month periods ended June 30, 2005 and 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in our annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2005 ("fiscal 2005"), included in our annual report on Form 10-K for fiscal 2005.

         Due to the seasonal nature of Emerson's business, the results of operations for the three month period ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2006 ("fiscal 2006").

                  Certain reclassifications were made to conform the prior year's financial statements to the current presentation.

         During the fourth quarter of fiscal 2005 the Company elected to early-adopt SFAS No. 123R, "Share-Based Payment" ("SFAS 123R") under the modified retrospective approach applied only to prior interim periods in fiscal 2005. As a result, the Company has applied SFAS 123R to new awards and to awards modified, repurchased, or cancelled after April 1, 2004. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered that were outstanding as of April 1, 2004 are being recognized as the requisite service is rendered on or after April 1, 2004 (generally over the remaining option vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123. As a result of the early adoption, under the provision of SFAS 123R, the Company has recorded compensation costs of approximately $82,000 and $0 in income from continuing operations for the three months ended June 30, 2005 and 2004, respectively.


NOTE 2 - COMPREHENSIVE INCOME

         Our comprehensive income for the three months ended June 30, 2005 and 2004 is as follows (in thousands):

                                                   Three Months Ended
                                             June 30, 2005      June 30, 2004
                                             -------------      -------------
                                                       (Unaudited)

Net Income                                      $   415             $ 1,804
Interest rate swap                                   --                  (4)
Unrealized gain on securities, net                   15                  --
                                                -------             -------
Comprehensive income                            $   430             $ 1,800
                                                =======             =======

NOTE 3 - NET EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                     Three Months Ended
                                             June 30, 2005      June 30, 2004
                                             -------------      -------------
NUMERATOR:
 Earnings from continuing operations
 - for basic and diluted earnings
 per share                                        $   144           $ 1,174
                                                  =======           =======
DENOMINATOR:
Denominator for basic earnings per
   share - weighted average shares                 27,172            26,630
Effect of dilutive securities:
   options and warrants                                53               631
                                                  -------           -------
Denominator for diluted earnings
   per share - weighted average shares
   and assumed conversions                         27,225            27,261
                                                  =======           =======
Earnings from continuing operations
   Basic and diluted earnings per share           $  0.01           $  0.05
                                                  =======           =======

NOTE 4- SHAREHOLDERS' EQUITY

         Our outstanding capital stock at June 30, 2005 consisted of common stock and Series A convertible preferred stock from which the conversion feature expired effective March 31, 2002.

         At June 30, 2005, Emerson had outstanding approximately 682,000 options with exercise prices ranging from $1.00 to $3.26.

         In September 2003, the Company publicly announced the Emerson Radio Corp. common stock repurchase program. The program provides for share repurchases of up to 2,000,000 shares of Emerson's outstanding common stock. As of June 30, 2005, the Company had repurchased 1,267,623 shares under this program. During the quarter ended June 30, 2005, the Company repurchased 155,998 shares under this program. Repurchase of the Company's shares are subject to certain conditions under Emerson's banking facility.

         On October 7, 2003, in connection with a consulting agreement, Emerson granted 50,000 warrants with immediate vesting and an exercise price of $5.00 per share with an expiration date of October 2008. These warrants were valued using the Black-Scholes valuation model. For the three months ended June 30, 2005 and 2004, no expense was charged to operations for these warrants. As of June 30, 2005, these warrants had not been exercised.

         On August 1, 2004, in connection with a consulting agreement, Emerson granted 50,000 warrants with immediate vesting and an exercise price of $3.00 per share with an expiration date of August 2009. These warrants were valued using the Black-Scholes valuation model. For the three months ended June 30, 2005 and 2004, no expense was charged to operations for these warrants. As of June 30, 2005, these warrants had not been exercised.

NOTE 5 - INVENTORY

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for the consumer electronics segment. As of June 30, 2005 and March 31, 2005, inventories consisted of the following:

                                       June 30, 2005        March 31, 2005
                                       -------------        --------------
                                                  (In thousands)
                                        (Unaudited)

Finished goods                           $ 46,551               $ 39,446
Less inventory allowances                  (1,260)                (1,290)
                                         --------               --------
                                         $ 45,291               $ 38,156
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


NOTE 7 - RELATED PARTY TRANSACTIONS

         Effective March 1997, and as subsequently amended on July 1, 2005, Emerson entered into a Management Services Agreement with SSG, under which each company provides various managerial and administrative services to the other company for fees at terms which management believes reflect arms length transactions. These charges totaled a net credit of $16,000 and a net expense of $65,000 in continuing operations for the three months ended June 30, 2005 and 2004, respectively, with a corresponding increase and reduction of costs reflected in discontinued operations.


NOTE 8 - BORROWINGS

SHORT-TERM BORROWINGS

         As of June 30, 2005 and March 31, 2005, short-term borrowings consisted of amounts outstanding under the Company's foreign bank facilities held by its foreign subsidiaries. Availability under this facility totals $20.0 million and is maintained by the pledge of bank deposits of approximately $7.7 million and $5.6 million as of June 30, 2005 and March 31, 2005, respectively.

                                      June 30, 2005      March 31, 2005
                                      -------------      --------------
                                               (In thousands)
                                       (Unaudited)

Foreign bank loans                        $16,363            $13,044
                                          =======            =======

LONG-TERM BORROWINGS

         As of June 30, 2005 and March 31, 2005, borrowings under long-term facilities consisted of the following:

                                         June 30, 2005    March 31, 2005
                                         -------------    --------------
                                                 (In thousands)
                                          (Unaudited)

Emerson revolver                             $11,000         $11,300
Emerson term loan                              7,500              --
Mortgage payable                                 696             715
Equipment notes and other                         28              30
                                             -------         -------
                                              19,224          12,045
Less Emerson term loan - current               7,500              --
Less current maturities                           85              85
                                             -------         -------
Long term debt and notes payable             $11,639         $11,960
                                             =======         =======


         Emerson Credit Facility - On June 27, 2005, Emerson entered into a $42.5 million Revolving Credit and Term Loan Agreement (the "Emerson Loan Agreement") with several U.S. financial institutions. The Emerson Loan Agreement provides for a $35 million revolving line of credit (the "Emerson Revolver"). The Emerson Loan Agreement also provides for a $7.5 million term loan which was fully drawn upon on the date of entering the new agreement. The $35 million revolving line of credit replaced Emerson's $25 million senior secured facility and provides for revolving loans, subject to individual maximums which, in the aggregate, are not to exceed the lesser of $35 million or a "Borrowing Base" as defined in the Emerson Loan Agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime plus 0.00% to 1.50% or, at Emerson's election, LIBOR plus 1.50% to 3.00% depending on certain financial covenants. The interest rate charged on the Term Loan ranges from prime plus 0.00% to 1.50% or, at Emerson's election, LIBOR plus 1.50% to 3.00% depending on certain financial covenants and amortized over a three-year period. Pursuant to the Emerson Loan Agreement, Emerson is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender's prior consent and is subject to certain net worth and leverage financial covenants. Amounts outstanding under the Emerson Loan Agreement are secured by substantially all of Emerson's tangible assets.

         As of June 30, 2005, there was approximately $11.0 million outstanding under the Emerson Revolver and Emerson was in material compliance with the covenants contained in the Emerson Loan Agreement. In July 2005, upon the completion of the sale of Emerson's 53.2% interest in SSG, Emerson repaid the $7.5 million Term loan as provided under the provisions of the loan agreement, and in addition, repaid the outstanding $11.0 million under the revolver.

         As of June 30, 2005, the carrying value of this credit facility approximated fair value.


NOTE 9 - LEGAL PROCEEDINGS

Putative Class Actions

         Between September 4, 2003 and October 30, 2003, several putative class action lawsuits were filed in the United States District Court for the District of New Jersey against Emerson and Messrs. Geoffrey Jurick, Kenneth Corby and John Raab (the "Individual Defendants") on behalf of purchasers of Emerson's publicly traded securities between January 29, 2003 and August 12, 2003 (the "Class Period"). On December 17, 2003, the Court entered a Joint Stipulation and Order consolidating these putative class actions under the caption In Re Emerson Radio Corp. Securities Litigation, 03cv4201 (JLL) (the "Consolidated Action"). Further to that Stipulation and Order, lead plaintiff was appointed and co-lead counsel and co-liaison counsel were approved by the Court in the Consolidated Action. Consistent with the Stipulation and Order, the plaintiffs filed an Amended Consolidated Complaint (the "Amended Complaint") that, among other things, added Jerome Farnum, one of Emerson's directors, as an individual defendant in the litigation.

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

Other Matters

         We are a party to various other litigation matters, in most cases involving ordinary and routine claims incidental to its business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 10 - DISCONTINUED OPERATIONS

         On July 1, 2005, Emerson completed the sale of its 53.2% ownership in SSG to CP for net proceeds of approximately $30.1 million, after disposition costs, which is expected to result in a net gain of approximately $11.7 million being reported in the Company's quarter ending September 30, 2005. Such gain is net of total estimated taxes of $4.4 million, which includes estimated deferred taxes of $3.7 million. The proceeds received from the sale were used to pay down $18.5 million of outstanding debt.

         The following table represents the results of the discontinued operations, net of minority interest, and net of income taxes for which there was no provision or recovery in either period.


                                                  Three Months Ended
                                           June 30, 2005     June 30, 2004
                                           -------------     -------------

Net revenues - SSG                            $23,218           $25,104
                                              =======           =======
Income from operations -
  SSG                                             609             1,295
                                              =======           =======
Income from discontinued
  operations, net                             $   271           $   630
                                              =======           =======

         Net assets related to discontinued operations of $14.0 million and $13.7 million are reported on the accompanying balance sheets for the periods shown, and consist of:

                                                       Three Months Ended
                                                 June 30, 2005   March 31, 2005
                                                 -------------   --------------

Cash and cash equivalents                           $   864          $ 1,137
Accounts receivable                                  10,778           13,770
Inventories, net                                     16,299           15,361
Deferred tax assets                                   3,387            3,387
Property, plant and
  equipment, net                                      5,722            5,983
Intangible assets, net                                4,407            4,478
Other assets                                          1,540            2,395
                                                    -------          -------
Total assets                                        $42,997          $46,511
                                                    =======          =======

Account payable and other
  accrued liabilities                               $ 9,149          $13,083
Borrowings                                            2,892            3,035
Minority interest                                    16,987           16,696
                                                    =======          =======
Total liabilities and
  minority interest                                 $29,028          $32,814
                                                    =======          =======

Net assets                                          $13,969          $13,697
                                                    =======          =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion of our operations and financial condition should be read in conjunction the Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

         In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all amounts are approximations.

FORWARD-LOOKING INFORMATION

         This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and information that is based on management's beliefs as well as assumptions made by and information currently available to management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. When used in this report, the words "anticipate", "believe", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the date hereof, and should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under "Risk Factors" set forth in our Form 10-K for the fiscal year ended March 31, 2005 and other filings with the Securities and Exchange Commission (the "SEC"). We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         As a result of the sale of SSG, the results of operations of SSG have been presented as discontinued operations for all periods presented, and the Company now operates in one segment, the consumer electronics segment. Accordingly, only the consumer electronics segment is presented in the following Management's Discussion and Analysis.

         The following table summarizes certain financial information for the three month period ended June 30, 2005 (fiscal 2006) and the three month period ended June 30, 2004 (fiscal 2005) (in thousands):




                                                          Three Months Ended
                                                               June 30
                                                      -------------------------
                                                        2005             2004
                                                      --------         --------
                                                             (Unaudited)
Net revenues                                          $ 38,647         $ 47,826

Cost of sales                                           32,914           39,409
Other operating costs                                    1,199            1,553
Selling, general and
  administrative costs                                   3,839            4,580
Acquisition costs recovered                                 --              (71)
Stock based costs                                           82               --
                                                      --------         --------
Operating income                                           613            2,355
Interest expense, net                                      407              235
                                                      --------         --------
Income before
  income taxes                                             206            2,120
Provision for
  income taxes                                              62              946
                                                      --------         --------
Net income                                            $    144         $  1,174
                                                      ========         ========

Net Revenues - Net revenues for fiscal 2006 decreased $9.2 million, or 19.2%, to $38.6 million from $47.8 million for fiscal 2005. Net revenues are comprised of Emerson(R) branded product sales, themed product sales and licensing revenues. Emerson(R) branded product sales are earned from the sale of products bearing the Emerson(R) or HH Scott(R) brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson(R) and HH Scott(R) brand names to licensees for a fee. The decrease in net revenues for the three month period was comprised of:

         i) A decrease in revenues from the sale of Emerson(R) branded product of $8.9 million, or 20.6%, from $43.2 million in fiscal 2005 to $34.3 million in fiscal 2006. We believe that this revenue decrease was partially due to a shift in sales volume from our major customer from the June quarter to the September quarter.

         ii) An increase in themed product sales of $1.2 million from $590,000 in fiscal 2005 to $1.8 million in fiscal 2006. This increase was primarily due to the continued increase in sales of Nickelodeon(R) themed products.

         iii) A decrease in licensing revenues of $1.5 million, or 38.0% to approximately $2.5 million for fiscal 2006 from $4.0 million for fiscal 2005. This decrease was primarily due to lower sales volumes under our video licensing agreement. We currently expect that our licensing revenues for the current fiscal year will be less than the $10.8 million achieved in fiscal 2005.

Cost of Sales - Cost of sales, as a percentage of net revenues, increased in fiscal 2006 to 85.2% from 82.4% in fiscal 2005. In relative terms, the increase in cost of sales was primarily due to a decrease in licensing revenues compared to the prior year quarter. In absolute terms, cost of sales for fiscal 2006 decreased $6.5 million, or 16.5%, to $32.9 million from $39.4 million in fiscal 2005, primarily as as result of lower sales volume.

Gross profit margins continue to be subject to competitive pressures arising from lower pricing of the product categories in the consumer electronics market in which Emerson competes. Emerson's branded products are generally placed in the low-to-medium priced category of the market.

Other Operating Costs and Expenses - Other operating costs and expenses, as a percentage of consumer electronics net revenues, decreased to 3.1% in fiscal 2006 from 3.2% in fiscal 2005. In absolute terms, other operating costs and expenses decreased to $1.2 million in fiscal 2006 from $1.6 million ($354,000 or 22.8%) in fiscal 2005. This decrease was primarily due to a decrease in returned product servicing costs.

Selling, General and Administrative Expenses ("S,G&A") - S,G&A, decreased approximately $741,000 or 16.2%, to $3.8 million (9.9% of net revenues) in fiscal 2006 from $4.6 million (9.6% of net revenues) in fiscal 2005. The decrease in absolute terms was primarily due to decreases in receivable reserves and legal fees of approximately $191,000 and $480,000, respectively, as well as various decreases in other S,G&A costs.

Acquisition Costs Recovered - In fiscal 2005, adjustments to acquisition costs incurred in the prior year were recorded resulting in a recovery of such costs of $71,000. These costs were associated with contemplated acquisition transactions in fiscal 2004 that were not completed.

Stock Based Costs - Stock based costs relate to stock options expense associated with the adoption of SFAS 123R "Share-Based Payments." Stock based costs for fiscal 2006 and 2005 were approximately $82,000 and $0, respectively.

Interest Expense, net - Interest expense increased approximately $172,000, or 73.2%, to $407,000 in fiscal 2006 from $235,000 in fiscal 2005. The increase in interest expense was the result of higher average borrowings and higher borrowing costs. The higher average borrowings were used for increased inventory in preparation for the traditionally higher demand holiday season, and increasing inventory balances resulting from the continuing shift from our direct import to our domestic business.

Provision for Income Taxes - The provision for income taxes was approximately $62,000 in fiscal 2006 and $946,000 in fiscal 2005. The decrease in the provision for the three month period was primarily the result of lower pre-tax profit as compared to the same period in fiscal 2005.

Net Income - As a result of the foregoing factors, net income from continuing operations amounted to approximately $144,000 (0.4% of net revenues) in fiscal 2006 as compared to $1.2 million (2.5% of net revenues) in fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2005, we had cash and cash equivalents of approximately $2.9 million compared to approximately $1.8 million at March 31, 2005. Working capital increased to $20.4 million at June 30, 2005 as compared to $18.9 million at March 31, 2005. The increase in cash and cash equivalents of approximately $1.1 million was due to additional short term borrowings more than offsetting cash used by operation and investing activities, as described below.

         Cash flows used in continuing operating activities were approximately $9.0 million for fiscal 2006, primarily related to increases in cash securing bank loans ($2.1 million), and inventories ($7.1 million), offset by an increase in accounts payable and accrued liabilities ($1.3 million). The increase in inventory was due to the seasonal nature of the business, and the continuing shift from the direct import to domestic business which creates a growing need for inventory at domestic locations.

         Net cash used by investing activities was approximately $118,000 in fiscal 2006, which consisted of machinery and office equipment purchases.

         Net cash provided from financing activities was approximately $10.1 million in fiscal 2006, primarily as a result of additional short term borrowings. Cash was primarily utilized for the increase in inventory due to the seasonal increase in inventory and the continuing shift from direct import to domestic business.

         Emerson maintains a credit facility as described in Note 8 to our consolidated financial statements - Borrowings. At June 30, 2005, there were approximately $11.0 million of borrowings outstanding under this facility with no letters of credit outstanding, and Emerson was in material compliance with the covenants in the loan agreement. The Revolver expires in June 2008, and accordingly, all amounts outstanding under this facility have been presented as long-term, while the Term Loan, which was repaid in July 2005, is presented as a current debt.

         Our foreign subsidiaries maintain various credit facilities, aggregating $50.0 million, consisting of the following:

         o Three letter of credit facilities totaling $20.0 million which is used for inventory purchases; and

         o Three back-to-back letter of credit facilities totaling $30.0 million.

         At June 30, 2005, our foreign subsidiaries pledged approximately $7.7 million in certificates of deposit to these banks to assure the availability of the $20.0 million of credit facilities. At June 30, 2005, there were approximately $10.8 million of letters of credit outstanding under these credit facilities. These letter of credit facilities require the foreign subsidiary to meet a net worth covenant which was complied with at June 30, 2005.

         At present, we believe that future cash flows from operations, our existing institutional financing noted above and the sale of our investment in SSG will be sufficient to fund all of our cash requirements for the next twelve months.

         The following summarizes our obligations at June 30, 2005 for the periods shown (in thousands):


                                                                     PAYMENT DUE BY PERIOD
                                -----------------------------------------------------------------------------------------
                                                 LESS THAN                                              MORE THAN
                                    TOTAL         1 YEAR          1 - 3 YEARS         3 - 5 YEARS        5 YEARS
                                -------------- --------------- ------------------ ------------------- -------------------
Notes and                          $19,196        $ 7,574          $11,148            $   148            $   326
  mortgages payable
Capital lease                           28             11               17                 --                 --
  obligations
Leases                               2,961            737            1,393                767                 64
                                   -------        -------          -------            -------            -------
Total                              $22,185        $ 8,322          $12,558            $   915            $   390
                                   =======        =======          =======            =======            =======


         There were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of June 30, 2005.

CRITICAL ACCOUNTING POLICIES

         For the three month period ended June 30, 2005, there were no significant changes to our accounting policies from those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

INFLATION, FOREIGN CURRENCY, AND INTEREST RATES

         Neither inflation nor currency fluctuations had a significant effect on our results of operations during the first quarter of fiscal 2006. Our exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The consumer electronics segment purchases virtually all of its products from manufacturers located in various Asian countries.

         The interest on borrowings under our credit facilities is based on the prime and LIBOR rates. Given the present economic climate, interest rates, while expected to continue to rise, are not expected to increase significantly during the coming year.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no significant changes from items disclosed in Form 10-K for the fiscal year ended March 31, 2005.


ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

         During the first quarter of fiscal 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

         Based on their evaluation as of June 30, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls over financial reporting.

         There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Putative Class Actions

         Between September 4, 2003 and October 30, 2003, several putative class action lawsuits were filed in the United States District Court for the District of New Jersey against Emerson and Messrs. Geoffrey Jurick, Kenneth Corby and John Raab (the "Individual Defendants") on behalf of purchasers of Emerson's publicly traded securities between January 29, 2003 and August 12, 2003 (the "Class Period"). On December 17, 2003, the Court entered a Joint Stipulation and Order consolidating these putative class actions under the caption In Re Emerson Radio Corp. Securities Litigation, 03cv4201 (JLL) (the "Consolidated Action"). Further to that Stipulation and Order, lead plaintiff was appointed and co-lead counsel and co-liaison counsel were approved by the Court in the Consolidated Action. Consistent with the Stipulation and Order, the plaintiffs filed an Amended Consolidated Complaint (the "Amended Complaint") that, among other things, added Jerome Farnum, one of Emerson's directors, as an individual defendant in the litigation.

         Generally, the Amended Complaint alleges that Emerson and the Individual Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by (i) issuing certain positive statements during the Class Period regarding our ability to replace lost revenues attributable to the Hello Kitty(R) license and (ii) omitting to disclose that Emerson suffered allegedly soured relationships with its largest retail customers. The Amended Complaint further alleges that these statements were materially false and misleading when made because Emerson allegedly misrepresented and omitted certain adverse facts which then existed and disclosure of which was necessary to make the statements not false and misleading. Emerson and the Individual Defendants deny all allegations and have moved to dismiss the Complaint in its entirety for failure to state a claim. The motion to dismiss was fully briefed and was submitted to the Court on October 15, 2004. The Court's decision on this motion is pending. Emerson and the Individual Defendants intend to defend the lawsuit vigorously.

         For other information on litigation to which the Company is a party, reference is made to Part 1 Item 3 - Legal Proceedings in our most recent annual report on Form 10-K.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

SHARE REPURCHASES:

         The following table summarizes Emerson Radio Corp.'s common stock share repurchase program for the quarter ending June 30, 2005. The share repurchase program was publicly announced in September 2003 to repurchase up to 2,000,000 shares of Emerson's outstanding common stock. Share repurchases are made from time to time in open market transactions in such amounts as determined in the discretion of Emerson's management within the guidelines set forth by Rule 10b-18 under the Securities Exchange Act. Prior to the June 30, 2005 quarter, the Company repurchased 1,111,625 shares under this program. As of June 30, 2005, the maximum number of shares that are available to be repurchased under Emerson Radio Corp's common share repurchase program was 732,377.


                                                                            Cumulative
                                                                             Number of             Maximum Number of
                                                                           Shares Purchased         Shares that May
                                 Total Number          Average               as Part of             Yet Be Purchased
                                  of Shares           Price Paid              Publicly                 Under the
Period                            Purchased            Per Share          Announced Programs            Programs
--------------------------------------------------------------------------------------------------------------------
April 01, 2005
through
June 30, 2005                      155,998              $2.53                1,267,623                  732,377


ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

    (a)  None

    (b)  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS.
-------  ---------

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


                        EMERSON RADIO CORP.
                           (Registrant)



Date: August 12, 2005   /s/ Geoffrey P. Jurick
                        ----------------------
                        Geoffrey P. Jurick
                        Chairman of the Board,
                        Chief Executive Officer and
                        President
                        (Principal Executive Officer)



Date: August 12, 2005   /s/ Guy A. Paglinco
                        -------------------
                        Guy A. Paglinco
                        Vice President and
                        Chief Financial Officer
                        (Principal Finance and
                        Accounting Officer)