Form 10-Q
period 2005-09-30
EMERSON RADIO CORP
filed 2005-11-14
CIK 32621

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2005
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number                  0-25226
                       ---------------------------------------------------------

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

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

  Indicate the number of shares outstanding of common stock as of November 1, 2005: 27,047,666.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                    Three Months Ended           Six Months Ended
                                       September 30                September 30
                                  -----------------------     -----------------------
                                    2005          2004          2005          2004
                                  ---------     ---------     ---------     ---------
NET REVENUES                      $  77,576     $  59,880     $ 116,223     $ 107,706
COSTS AND EXPENSES:
Cost of sales                        68,108        50,994       101,022        90,403
Other operating costs
  and expenses                        1,641         1,377         2,840         2,930
Selling, general and
  administrative expenses             5,383         4,425         9,222         9,005
Acquisition costs recovered            --            (104)         --            (175)
Stock based compensation                 88           100           170           100
                                  ---------     ---------     ---------     ---------
                                     75,220        56,792       113,254       102,263
                                  ---------     ---------     ---------     ---------
OPERATING INCOME                      2,356         3,088         2,969         5,443

Interest expense, net                  (199)         (329)         (606)         (564)
                                  ---------     ---------     ---------     ---------
INCOME BEFORE INCOME TAXES AND
  DISCONTINUED OPERATIONS             2,157         2,759         2,363         4,879
Provision for income taxes              883         1,012           945         1,958
                                  ---------     ---------     ---------     ---------
INCOME FROM CONTINUING
  OPERATIONS                          1,274         1,747         1,418         2,921
                                  ---------     ---------     ---------     ---------
Income from discontinued
  operations, net of tax               --             415           271         1,045
Gain on sale of Sport Supply
   Group, Inc., net of tax           12,646          --          12,646          --
                                  ---------     ---------     ---------     ---------
INCOME FROM DISCONTINUED
   OPERATIONS                        12,646           415        12,917         1,045

                                  ---------     ---------     ---------     ---------
NET INCOME                        $  13,920     $   2,162     $  14,335     $   3,966
                                  =========     =========     =========     =========

BASIC NET INCOME PER SHARE:
  Continuing operations           $    0.05     $    0.06     $    0.05     $    0.11
  Discontinued operations              0.47          0.02          0.48          0.04
                                  ---------     ---------     ---------     ---------
                                  $    0.52     $    0.08     $    0.53     $    0.15
                                  =========     =========     =========     =========
DILUTED NET INCOME PER SHARE:
  Continuing operations           $    0.05     $    0.06     $    0.05     $    0.11
  Discontinued operations              0.47          0.02          0.48          0.04
                                  ---------     ---------     ---------     ---------
                                  $    0.52     $    0.08     $    0.53     $    0.15
                                  =========     =========     =========     =========
WEIGHTED AVERAGE SHARES
OUTSTANDING:
  Basic                              27,048        27,076        27,109        26,855
  Diluted                            27,172        27,216        27,198        27,241


    The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             September 30, 2005    March 31, 2005
                                                             ------------------    --------------
ASSETS                                                          (Unaudited)
Current Assets:
  Cash and cash equivalents                                      $   9,809           $   1,817
  Cash securing bank loans                                           5,370               5,620
  Accounts receivable (less allowances of $4,387 and
    $3,783, respectively)                                           46,554              15,940
  Other receivables                                                  2,086               1,544
  Inventories                                                       42,592              38,156
  Prepaid expenses and other current assets                          2,908               3,300
  Deferred tax assets                                                3,486               3,666
  Current assets of discontinued operations                           --                31,972
                                                                 ---------           ---------
     TOTAL CURRENT ASSETS                                          112,805             102,015

Property and equipment - (net of accumulated depreciation
  and amortization of $4,215 and $4,011, respectively)               2,446               2,292
Trademarks and other intangible assets (net of accumulated
  amortization of $4,401 and $4,322,respectively)                      521                 600
Deferred tax assets                                                  6,506              11,245
Other assets                                                           761                 477
Noncurrent assets of discontinued operations                          --                14,539
                                                                 ---------           ---------
     TOTAL ASSETS                                                $ 123,039           $ 131,168
                                                                 =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term borrowings                     $      85           $      85
  Short-term borrowings                                              4,893              13,044
  Accounts payable and other current liabilities                    41,010              17,500
  Accrued sales returns                                              1,862               1,919
  Income taxes payable                                                 466                 243
  Current liabilities of discontinued operations                      --                13,108
                                                                 ---------           ---------
     TOTAL CURRENT LIABILITIES                                      48,316              45,899

Long-term borrowings                                                 7,118              11,960
Noncurrent liabilities of discontinued operations                     --                 3,010
Minority interest in discontinued operations                          --                16,696

Shareholders' Equity:
  Preferred shares - 10,000,000 shares authorized, 3,677
    shares issued and outstanding                                    3,310               3,310
  Common shares - $.01 par value, 75,000,000 shares
    authorized; 52,883,631 and 52,883,131 shares issued,
    27,047,666 and 27,203,164 shares outstanding, respectively         529                 529
  Capital in excess of par value                                   116,832             116,788
  Accumulated other comprehensive losses                               (72)                (87)
  Accumulated deficit                                              (28,770)            (43,105)
  Treasury stock, at cost, 25,835,965 and 25,679,967
    Shares outstanding, respectively                               (24,224)            (23,832)
                                                                 ---------           ---------
     TOTAL SHAREHOLDERS' EQUITY                                     67,605              53,603
                                                                 ---------           ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 123,039           $ 131,168
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

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          Six Months Ended
                                                               ---------------------------------------
                                                               September 30, 2005   September 30, 2004
                                                               ------------------   ------------------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Income from continuing operations                                 $  1,418             $  2,921
  Adjustments to reconcile income from continuing
       operations to net cash used by continuing
       operations:
       Depreciation and amortization                                     374                  415
       Stock based costs                                                 170                  100
       Deferred tax expenses                                             700                1,723
       Asset allowances, reserves and other                            1,207                  952
          changes in assets and liabilities:
          Cash securing bank loans                                       250               (3,920)
          Accounts receivable                                        (31,698)             (18,829)
          Other receivables                                             (542)                 960
          Inventories                                                 (4,616)             (15,631)
          Prepaid expenses and other current assets                      392               (1,039)
          Other assets                                                  (375)                (181)
          Accounts payable and other current liabilities              23,510                9,794
          Income taxes payable                                           223                  537
                                                                    --------             --------
  Net cash used by continuing operations                              (8,987)             (22,198)
                                                                    --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment (continuing
       operations)                                                      (358)                (146)
                                                                    --------             --------
  Net cash used by investing activities                                 (358)                (146)
                                                                    --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net foreign short-term borrowings                                   (8,151)              10,199
  Short-term borrowings                                                7,500                 --
  Repayments of short-term borrowings                                 (7,500)                --
  Purchase of treasury stock                                            (392)                --
  Long-term borrowings                                                   173               29,797
  Repayments of long-term borrowings                                  (5,000)             (19,100)
                                                                    --------             --------
  Net cash (used by) provided by financing activities                (13,370)              20,896
                                                                    --------             --------

EFFECT OF DISCONTINUED OPERATIONS                                     30,707                 --
                                                                    --------             --------

  Net increase (decrease) in cash and cash equivalents                 7,992               (1,448)
  Cash and cash equivalents at beginning of year                       1,817                5,213
                                                                    --------             --------
  Cash and cash equivalents at end of period                        $  9,809             $  3,765
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

                      EMERSON RADIO CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Emerson Radio Corp. ("Emerson", consolidated - the "Company") and its 53.2% ownership in Sport Supply Group, Inc. ("SSG"), which was previously reported as the Company's Sporting Goods Segment. On July 1, 2005, Emerson sold its interest in SSG to Collegiate Pacific Inc. ("CP") for net proceeds of $30.7 million, after disposition costs, which resulted in a net gain of $12.6 million, or $0.47 per share, being reported in the Company's quarter ended September 30, 2005. Such gain is net of total estimated income taxes of $4.2 million. As a result of the sale, the financial position and results of operations of SSG have been presented as discontinued operations for all periods shown in the accompanying financial statements (see Note 10), and the Company now operates in one segment, the consumer electronics segment. The consumer electronics business includes the design, sourcing, importing and marketing of a variety of consumer electronic products and the licensing of the "[Emerson TRADEMARK]" trademark for a variety of products domestically and internationally to certain licensees.

         The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of our consolidated financial position as of September 30, 2005 and the results of operations for the three and six month periods ended September 30, 2005 and 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in our annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2005 ("fiscal 2005"), included in our annual report on Form 10-K for fiscal 2005.

         Due to the seasonal nature of Emerson's business, the results of operations for the three and six month periods ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2006 ("fiscal 2006").

         Certain reclassifications were made to conform the prior year's financial statements to the current presentation.

         During the fourth quarter of fiscal 2005, the Company elected to early-adopt SFAS No. 123R, "Share-Based Payment" ("SFAS 123R") under the modified retrospective approach applied only to prior interim periods in fiscal 2005. As a result, the Company has applied SFAS 123R to new awards and to awards modified, repurchased, or cancelled after April 1, 2004. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered that were outstanding as of April 1, 2004 are being recognized as the requisite service is rendered on or after April 1, 2004 (generally over the remaining option vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123. As a result of the early adoption, under the provision of SFAS 123R, the Company has recorded compensation costs of approximately $88,000 and $170,000 in income from continuing operations for the three and six months ended September 30, 2005 compared to approximately $11,000 for the three and six months ended September 30, 2004.


NOTE 2 - COMPREHENSIVE INCOME

         Our comprehensive income for the three and six months ended September 30, 2005 and 2004 is as follows (in thousands):

                                Three Months Ended          Six Months Ended
                                   September 30               September 30
                               --------------------       --------------------
                                2005         2004          2005         2004
                               -------      -------       -------      -------
                                   (Unaudited)                (Unaudited)
Net income                     $13,920      $ 2,162       $14,335      $ 3,966
Interest rate swap                --           --            --             (4)
Unrealized gain (loss) on
  securities, net                 --             (1)           15           (1)
                               -------      -------       -------      -------
Comprehensive income           $13,920      $ 2,161       $14,350      $ 3,961
                               =======      =======       =======      =======

NOTE 3 - NET EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                          Three Months Ended         Six Months Ended
                                             September 30              September 30
                                         --------------------      --------------------
                                          2005         2004         2005         2004
                                         -------      -------      -------      -------
                                             (Unaudited)               (Unaudited)
NUMERATOR:
Net earnings from continuing
   operations for basic and
   diluted earnings per share            $ 1,274      $ 1,747      $ 1,418      $ 2,921
                                         =======      =======      =======      =======
DENOMINATOR:
Denominator for basic earnings
  per share - weighted average
  shares                                  27,048       27,076       27,109       26,855
Effect of dilutive securities:
  Options and warrants                       124          140           89          386
                                         -------      -------      -------      -------
Denominator for diluted
   earnings per share -
   weighted average shares and
   assumed conversions                    27,172       27,216       27,198       27,241
                                         =======      =======      =======      =======

Earnings from continuing operations
   Basic and diluted earnings per
     share                               $   .05      $   .06      $   .05      $   .11
                                         =======      =======      =======      =======

NOTE 4- SHAREHOLDERS' EQUITY

         Our outstanding capital stock at September 30, 2005 consisted of common stock and Series A convertible preferred stock from which the conversion feature expired effective March 31, 2002.

         At September 30, 2005, Emerson had outstanding approximately 682,000 options with exercise prices ranging from $1.00 to $3.26.

         In September 2003, the Company publicly announced the Emerson Radio Corp. common stock repurchase program. The program provides for share repurchase of up to 2,000,000 shares of Emerson's outstanding common stock. As of September 30, 2005, the Company had repurchased 1,267,623 shares under this program. During the quarter ended September 30, 2005, there were no shares repurchased under this program. Repurchase of the Company's shares are subject to certain conditions under Emerson's banking facility.

         On October 7, 2003, in connection with a consulting agreement, Emerson granted 50,000 warrants with immediate vesting and an exercise price of $5.00 per share with an expiration date of October 2008. These warrants were valued using the Black-Scholes valuation model. For the three and six months ended September 30, 2005, no expense was charged to operations for these warrants. As of September 30, 2005, these warrants had not been exercised.

         On August 1, 2004, in connection with a consulting agreement, Emerson granted 50,000 warrants with immediate vesting and an exercise price of $3.00 per share with an expiration date of August 2009. These warrants were valued using the Black-Scholes valuation model, which resulted in $88,500 being charged to earnings during the quarter ended September 30, 2004. As of September 30, 2005, these warrants had not been exercised.

NOTE 5 - INVENTORY

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for the consumer electronics segment. As of September 30, 2005 and March 31, 2005, inventories consisted of the following (in thousands):

                                         September 30, 2005     March 31, 2005
                                         ------------------     --------------
                                            (Unaudited)

         Finished goods                       $ 44,062             $ 39,446
         Less inventory allowances              (1,470)              (1,290)
                                              --------             --------
                                              $ 42,592             $ 38,156
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

NOTE 7 - RELATED PARTY TRANSACTIONS

         Effective March 1997, and as subsequently amended on July 1, 2005, Emerson entered into a Management Services Agreement with SSG, under which each company provides various managerial and administrative services to the other company for fees at terms which reflect arms length transactions. These charges totaled a net expense of approximately $14,000 and net credit of approximately $2,000 in continuing operations for the three and six month periods ended September 30, 2005, respectively, with corresponding income and expenses reflected in discontinued operations.

NOTE 8 - BORROWINGS

SHORT-TERM BORROWINGS

         Short-term borrowings consisted of amounts outstanding under the Company's foreign bank facilities held by its foreign subsidiaries. Availability under this facility totals $23.0 and $20.0 million as of September 30, 2005 and March 31, 2005, and is maintained by the pledge of bank deposits of approximately $5.4 million and $5.6 million as of September 30, 2005 and March 31, 2005, respectively.

                                                   September 30,    March 31,
                                                       2005           2005
                                                   -------------    ---------
                                                         (In thousands)
                                                    (Unaudited)

Foreign bank loans                                    $ 4,893       $13,044
                                                      =======       =======



LONG-TERM BORROWINGS

         As of September 30, 2005 and March 31, 2005, borrowings under long-term facilities consisted of the following:

                                                   September 30,    March 31,
                                                       2005           2005
                                                   -------------    ---------
                                                         (In thousands)
                                                    (Unaudited)

Emerson Revolver                                      $ 6,500       $11,300
Mortgage payable                                          678           715
Equipment notes and other                                  25            30
                                                      -------       -------
                                                        7,203        12,045

Less Emerson Revolver - current                          --            --
Less current maturities                                    85            85
                                                      -------       -------
Long term debt and notes payable                      $ 7,118       $11,960
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

         As of September 30, 2005, there was approximately $6.5 million outstanding under the Emerson Revolver and Emerson was in compliance with the covenants contained in the Emerson Loan Agreement. In July 2005, upon the completion of the sale of Emerson's 53.2% interest in SSG, Emerson repaid the $7.5 million Term loan as provided under the provisions of the loan agreement.

         As of September 30, 2005, the carrying value of this credit facility approximated fair value.

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

NOTE 10 - DISCONTINUED OPERATIONS

         On July 1, 2005, Emerson sold its 53.2% interest in SSG to CP. After disposition costs, we realized and reported in the quarter ended September 30, 2005, a gain of approximately $12.6 million, net of estimated deferred taxes of $4.2 million. Proceeds from the sale were used to pay down $18.5 million of indebtedness.

         The following table represents the results of the discontinued operations, net of minority interest, and net of income taxes for which there was no provision or recovery in either period.

                                   Three Months Ended          Six Months Ended
                                      September 30               September 30
                                 ----------------------      --------------------
                                   2005          2004         2005         2004
                                 --------      --------      -------      -------
Net revenues - SSG               $   --        $ 23,249      $23,218      $48,353
                                 ========      ========      =======      =======

Income from operations -
  SSG                                --             891          609        2,186
                                 ========      ========      =======      =======

Income from discontinued
  operations, net                $   --        $    415      $   271      $ 1,045
                                 ========      ========      =======      =======

Gain on sale of SSG, net of
  tax                            $ 12,646      $   --        $12,646      $  --
                                 ========      ========      =======      =======

         Net assets related to discontinued operations of $13.7 million are reported on the accompanying balance sheets for the period shown, and consist of:

                                                     March 31, 2005
                                                     --------------
Cash and cash equivalents                                $ 1,137
Accounts receivable                                       13,770
Inventories, net                                          15,361
Deferred tax assets                                        3,387
Property, plant and
  equipment, net                                           5,983
Intangible assets, net                                     4,478
Other assets                                               2,395
                                                         -------
Total assets                                             $46,511
                                                         =======

Account payable and other
  accrued liabilities                                    $13,083
Borrowings                                                 3,035
Minority interest                                         16,696
                                                         -------
Total liabilities and
  minority interest                                      $32,814
                                                         =======

Net assets                                               $13,697
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

         The following table summarizes certain financial information for the three and six month periods ended September 30, 2005 (fiscal 2006) and the three and six month periods ended September 30, 2004 (fiscal 2005) (in thousands):

                                   Three Months Ended              Six Months Ended
                                      September 30                   September 30
                                ------------------------       ------------------------
                                  2005           2004            2005           2004
                                ---------      ---------       ---------      ---------
                                       (Unaudited)                    (Unaudited)
Net revenues                    $  77,576      $  59,880       $ 116,223      $ 107,706

Cost of sales                      68,108         50,994         101,022         90,403
Other operating costs               1,641          1,377           2,840          2,930
Selling, general and
  administrative costs              5,383          4,425           9,222          9,005
Acquisition costs
  recovered                          --             (104)           --             (175)
Stock based costs                      88            100             170            100
                                ---------      ---------       ---------      ---------
Operating income                    2,356          3,088           2,969          5,443
Interest expense, net                 199            329             606            564
                                ---------      ---------       ---------      ---------
Income before income taxes          2,157          2,759           2,363          4,879
Provision for
  income taxes                        883          1,012             945          1,958
                                ---------      ---------       ---------      ---------
Net income from continuing
  operations                    $   1,274      $   1,747       $   1,418      $   2,921
                                =========      =========       =========      =========

Net Revenues - Net revenues for the second quarter of fiscal 2006 increased $17.7 million, or 29.6%, to $77.6 million from $59.9 million for the second quarter of fiscal 2005. For the six month period of fiscal 2006, net revenues increased $8.5 million, or 7.9%, to $116.2 million from $107.7 million for the six month period of fiscal 2005. Net revenues are comprised of Emerson(R) branded product sales, themed product sales and licensing revenues. Emerson(R) branded product sales are earned from the sale of products bearing the Emerson(R) or HH Scott(R) brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson(R) and HH Scott(R) brand names to licensees for a fee. The increases in net revenue for the three and six month periods were comprised of:

         i) A decrease in revenues from the sale of Emerson(R) branded product of $3.2 million, or 6.0%, to $51.0 million from $54.2 million for the second quarter of fiscal 2006 as compared to the same period in fiscal 2005. Revenues for the six month period of fiscal 2006 of Emerson(R) branded product decreased $12.2 million, or 12.5%, to $85.3 million from $97.5 million for the same period in fiscal 2005. The decrease for the three and six month periods were primarily in the audio category of the Emerson product group.

         ii) An increase in themed product sales to $24.6 million and $26.4 million from $3.0 million and $3.5 million for the three and six month periods of fiscal 2006 and fiscal 2005, respectively. These revenue increases were primarily the result of increased sales traction of the themed product category combined with a major holiday program with one of our major customers.

         iii) Licensing revenues decreased by approximately $689,000, or 25.4% to approximately $2.0 million for the second quarter of fiscal 2006 from $2.7 million in the second quarter of fiscal 2005. For the six months in fiscal 2006, licensing revenues decreased by approximately $2.2 million, or 32.9%, to $4.5 million for the six months in fiscal 2006 as compared to $6.7 million in the same period in fiscal 2005. The decreases for the three and six month periods were primarily due to lower sales volumes under our video licensing agreement. While this downward trend in our video license has continued over the last several quarters, and is expected to continue in future quarters, we expect such licensing revenue from this video license to be above the minimums of $4.3 million on a full year basis.

Cost of Sales - Cost of sales, as a percentage of net revenues, increased for the second quarter of fiscal 2006 to 87.8% from 85.2% for the same period of fiscal 2005, and to 86.9% from 83.9% for the six month period of fiscal 2006 compared to the same period of fiscal 2005. In relative terms, the increases in cost of sales for the three and six month periods were primarily due to decreased licensing revenues and decreased margins in our themed product category attributable partially to a major holiday program, which is expected to return to a higher level after such program has been completed. In absolute terms, costs of sales for the second quarter of fiscal 2006 increased $17.1 million, or 33.6%, to $68.1 million from $51.0 million for the same period in fiscal 2005. For the six month period of fiscal 2006, cost of sales increased $10.6 million, or 11.7%, to $101.0 million from $90.4 million for the same period of fiscal 2005.

Gross profit margins continue to be subject to competitive pressures arising from lower pricing of the product categories in the consumer electronics market in which Emerson competes. Emerson's branded products are generally placed in the low-to-medium priced category of the market.

Other Operating Costs and Expenses - Other operating costs and expenses, as a percentage of net revenues, decreased to 2.1% from 2.3% for the second quarter of fiscal 2006 compared to the same period of fiscal 2005, respectively, and decreased to 2.4% for the six month period of fiscal 2006 compared to 2.7% for the same period in fiscal 2005. In absolute terms, other operating costs and expenses increased to $1.6 million from $1.4 million ($264,000 or 19.7%) and decreased to $2.8 million from $2.9 million ($90,000 or 3.1%) for the three and six month periods of fiscal 2006 and fiscal 2005, respectively. In absolute terms, the increase for the second quarter of fiscal 2006 was primarily due to higher service fees related to returned products. As a percentage of net revenues, the decreases for the three and six month periods of fiscal 2006 were due primarily to a higher sales base as compared to the same periods of fiscal 2005.

Selling, General and Administrative Expenses ("S,G&A") - S,G&A increased approximately $958,000, or 21.6%, to $5.4 million (6.9% of net revenues) from $4.4 million (7.4% of net revenues) for the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005. For the six month period of fiscal 2006, S,G&A expenses increased $217,000, or 2.4%, to $9.2 million (7.9% of net revenues) from $9.0 million (8.4% of net revenues). For the second quarter of fiscal 2006, the increases in absolute terms compared to fiscal 2005 were primarily due to increased commission expenditures, payroll and bonus costs and professional fees of approximately $182,000, $450,000 and $260,000, respectively, partially offset by decreases in various other S,G&A costs. The increase in absolute terms for the six month period of fiscal 2006 compared to fiscal 2005 was primarily due to increased commission expenditures of $125,000 and payroll and bonus costs of approximately $566,000, offset by decreases in advertising expenses, professional fees and a gain on sale of real property of approximately $175,000, $182,000 and $198,000, respectively.

Acquisition Costs Recovered - In fiscal 2005, adjustments to acquisition costs incurred in the prior year were recorded resulting in a recovery of such costs of $104,000 and $175,000 for the first and second quarters of fiscal 2005, respectively. These costs were associated with contemplated acquisition transactions in fiscal 2004 that were not completed.

Stock Based Costs - Stock based costs relate to stock option expense associated with the adoption of SFAS 123R "Share-Based Payments." Stock based costs for the three and six months of fiscal 2006 were approximately $88,000 and $170,000 as compared to approximately $100,000 for the three and six months ended September 30, 2005. For the three and six month period ended September 30, 2005, approximately $11,000 was associated with stock options and $89,000 was associated with the cost of warrants issued in exchange for consulting services.

Interest Expense, net - Interest expense decreased $130,000, or 39.5%, to $199,000 for the second quarter of fiscal 2006 from $329,000 for the second quarter of fiscal 2005. For the six month period of fiscal 2006 interest expense increased $42,000, or 7.5%, to $606,000 from $564,000 for the same period of fiscal 2005. The decrease in interest expense for the three month period of fiscal 2006 was the result of lower average borrowings, partially offset by higher borrowing costs as compared to the same period of fiscal 2005. For the six month period of fiscal 2006, the increase in interest expenses was primarily due to higher borrowings and borrowing costs in the June 2005 quarter as compared to the same period in fiscal 2005.

Provision for Income Taxes - The provision for income taxes was approximately $883,000 and $945,000 for the three and six month periods of fiscal 2006, respectively, as compared to $1.0 million and $2.0 million for the three and six month periods of fiscal 2005. The decrease in the tax provision for the six month period was primarily the result of lower pre-tax profit as compared to the same periods in fiscal 2005.

Income From Continuing Operations - As a result of the foregoing factors, net income from continuing operations amounted to approximately $1.3 million (1.6% of net revenues) for the second quarter of fiscal 2006 as compared to $1.7 million (2.9% of net revenues) for the same period of fiscal 2005. For the six month period of fiscal 2006, net income from continuing operations totaled approximately $1.4 million (1.2% of net revenues) as compared to $2.9 million (2.7% of net revenues) for the six months period of fiscal 2005.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2005, we had cash and cash equivalents of approximately $9.8 million compared to approximately $1.8 million at March 31, 2005. Working capital increased to $64.5 million at September 30, 2005 as compared to $56.1 million at March 31, 2005. The increase in cash and cash equivalents of approximately $8.0 million was primarily due to increases in cash provided by the sale of SSG, partially offset by increases in cash used by operating and financing activities, as described below.

         Cash flows used by continuing operating activities were approximately $9.0 million for fiscal 2006, primarily related to increases in accounts receivable ($31.7 million) and inventories ($4.6 million), offset by an increase in accounts payable and accrued liabilities ($23.5 million). The increases in accounts receivable and inventories were due to the seasonal nature of the business, and the continuing shift from the direct import to domestic business, which creates a growing need for inventory at domestic locations. In addition, the increase in accounts receivables was due to unusually high direct import shipments that occurred at the end of the quarter, and this accounts receivable balance is expected to return to more normal levels in the future.

         Net cash used by investing activities was approximately $358,000 in fiscal 2006.

         Net cash used by financing activities was approximately $13.4 million in fiscal 2006, primarily due to the repayment of foreign and domestic borrowings under our credit facilities.

         Emerson maintains a credit facility as described in Note 8 to our consolidated financial statements - Borrowings. At September 30, 2005, there were approximately $6.5 million of borrowings outstanding under this facility with no letters of credit outstanding, and Emerson was in material compliance with the covenants in the loan agreement. The Revolver expires in June 2008, and accordingly, all amounts outstanding under this facility have been presented as long-term.

         Our foreign subsidiaries maintain various credit facilities, aggregating $45.5 million, consisting of the following:

         o Three letter of credit facilities totaling $23.0 million which is used for inventory purchases; and
         o Three back-to-back letter of credit facilities totaling $22.5 million.

         At September 30, 2005, our foreign subsidiaries pledged approximately $5.4 million in certificates of deposit to these banks to assure the availability of the $23.0 million of credit facilities. At September 30, 2005, there were approximately $12.8 million of letters of credit outstanding under these credit facilities.

         At present, we believe that future cash flow from operations and our existing institutional financing noted above will be sufficient to fund all of our cash requirements for the next twelve months.

         The following summarizes our obligations at September 30, 2005 for the periods shown (in thousands):

                                            PAYMENT DUE BY PERIOD
                         -------------------------------------------------------------
                                     LESS THAN                             MORE THAN 5
                          TOTAL       1 YEAR     1 - 3 YEARS  3 - 5 YEARS     YEARS
                         -------      -------      -------      -------      -------
Notes and
  mortgages payable      $ 7,178      $    74      $ 6,648      $   148      $   308
Capital lease
  obligations                 25           11           14         --           --
Leases                     4,993        1,028        2,412        1,489           64
                         -------      -------      -------      -------      -------
Total                    $12,196      $ 1,113      $ 9,074      $ 1,637      $   372
                         =======      =======      =======      =======      =======

         There were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of September 30, 2005.

CRITICAL ACCOUNTING POLICIES

         For the six month period ended September 30, 2005, there were no significant changes to our accounting policies from those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

INFLATION, FOREIGN CURRENCY, AND INTEREST RATES

         Neither inflation nor currency fluctuations had a significant effect on our results of operations during the first and second quarters of fiscal 2006. Our exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The consumer electronics segment purchases virtually all of its products from manufacturers located in various Asian countries.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

         During the six month period of fiscal 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

         Based on their evaluation as of September 30, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

SHARE REPURCHASES:

         For the quarter ended September 30, 2005, we did not repurchase any shares under the Emerson Radio Corp.'s common stock share repurchase program. The share repurchase program was publicly announced in September 2003 to repurchase up to 2,000,000 shares of Emerson's outstanding common stock. Share repurchases are made from time to time in open market transactions in such amounts as determined in the discretion of Emerson's management within the guidelines set forth by Rule 10b-18 under the Securities Exchange Act. Prior to the September 30, 2005 quarter, the Company repurchased 1,267,623 shares under this program. As of September 30, 2005, the maximum number of shares that are available to be repurchased under Emerson Radio Corp's common share repurchase program was 732,377.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

   (a)   None

   (b)   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         On August 22, 2005, we announced that our Chairman and Chief Executive Officer, Geoffrey P. Jurick, entered into an agreement to sell 10 million of his shares of Emerson stock, at $5.20 per share, to a subsidiary of The Grande Holdings Limited, a Hong Kong based group of companies engaged in a number of businesses including the manufacture, sale and distribution of audio, video and other consumer electronics and digital products. The purchase price will be paid partly in cash and partly by a convertible debenture of Grande. The transaction involves approximately 37% of Emerson's outstanding shares and is subject to various conditions to closing. We have been informed that the parties continue to work towards concluding this transaction, while no definitive date has been set for the closing.

ITEM 6.  EXHIBITS.

  31.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

  31.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

  32 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

----------
* filed herewith

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EMERSON RADIO CORP.
                                           (Registrant)


Date:    November 14, 2005         /s/ Geoffrey P. Jurick
                                   ----------------------
                                   Geoffrey P. Jurick
                                   Chairman of the Board,
                                   Chief Executive Officer and
                                   President
                                   (Principal Executive Officer)


Date:    November 14, 2005         /s/ Guy A. Paglinco
                                   -------------------
                                   Guy A. Paglinco
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal Finance and
                                   Accounting Officer)