Form 10-Q
period 2005-12-31
EMERSON RADIO CORP
filed 2006-02-14
CIK 32621

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2005______    _____________
                            or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________________ to____________________


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

                                 (973) 884-5800
---------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
[ ] Large accelerated filer [ ] Accelerated filer  [X] Non-accelerated filer

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

  Indicate the number of shares outstanding of common stock as of February 13, 2006: 27,047,666.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                            Three Months Ended                         Nine Months Ended
                                                                December 31                               December 31
                                                   ------------------------------------     ---------------------------------------
                                                         2005                2004                 2005                   2004
                                                   ---------------     ----------------     -----------------    ------------------

NET REVENUES                                           $  76,514            $  80,345            $  192,737            $  188,051
COSTS AND EXPENSES:
Cost of sales                                             66,555               69,607               167,577               160,010
Other operating costs
  and expenses                                             1,823                1,127                 4,663                 4,057
Selling, general and
  administrative expenses                                  5,588                4,621                14,810                13,626
Acquisition costs recovered                                   --                  (29)                   --                  (204)
Stock based compensation                                      90                   68                   260                   168
                                                   ---------------     ----------------     -----------------    ------------------
                                                          74,056               75,394               187,310               177,657
                                                   ---------------     ----------------     -----------------    ------------------
OPERATING INCOME                                           2,458                4,951                 5,427                10,394

Interest expense, net                                        370                  400                   976                   964
                                                   ---------------     ----------------     -----------------    ------------------
INCOME BEFORE INCOME TAXES AND
  DISCONTINUED OPERATIONS                                  2,088                4,551                 4,451                 9,430
Provision for income taxes                                   693                1,632                 1,638                 3,590
                                                   ---------------     ----------------     -----------------    ------------------
INCOME FROM CONTINUING
  OPERATIONS                                               1,395                2,919                 2,813                 5,840
                                                   ---------------     ----------------     -----------------    ------------------
Income (loss) from discontinued
  operations, net of tax                                      --               (1,014)                  271                    31
Gain on sale of Sport Supply
   Group, Inc., net of tax                                    --                   --                12,646                    --
                                                   ---------------     ----------------     -----------------    ------------------
INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS                                                 --               (1,014)               12,917                    31

                                                   ---------------     ----------------     -----------------    ------------------
NET INCOME                                             $   1,395            $   1,905            $   15,730            $    5,871
                                                   ===============     ================     =================    ==================

BASIC NET INCOME (LOSS) PER SHARE:
  Continuing operations                                $    0.05            $    0.11            $     0.10            $     0.22
  Discontinued operations                                     --                 (0.04)                0.48                  0.00
                                                   ---------------     ----------------     -----------------    ------------------
                                                       $    0.05            $    0.07            $     0.58            $     0.22
                                                   ===============     ================     =================    ==================
DILUTED NET INCOME (LOSS) PER SHARE:
  Continuing operations                                $    0.05            $    0.11            $     0.10            $     0.22
  Discontinued operations                                     --                (0.04)                 0.48                  0.00
                                                   ---------------     ----------------     -----------------    ------------------
                                                       $    0.05            $    0.07            $     0.58            $     0.22
                                                   ===============     ================     =================    ==================
WEIGHTED AVERAGE SHARES
OUTSTANDING:
  Basic                                                   27,048               27,103                27,089                26,938
  Diluted                                                 27,149               27,239                27,182                27,241

     The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        December 31, 2005         March 31, 2005
                                                                        -----------------         --------------
ASSETS                                                                     (Unaudited)
Current Assets:
  Cash and cash equivalents                                                 $  13,379               $   1,817
  Cash securing bank loans                                                      3,004                   5,620
  Accounts receivable (less allowances of $5,324 and
    $3,783, respectively)                                                      25,416                  15,940
  Other receivables                                                             1,275                   1,544
  Inventories                                                                  38,513                  38,156
  Prepaid expenses and other current assets
                                                                                3,011                   3,300
  Deferred tax assets                                                           3,258                   3,666
  Current assets of discontinued operations                                      --                    31,972
                                                                            ---------               ---------
     TOTAL CURRENT ASSETS                                                      87,856                 102,015

Property and equipment - (net of accumulated depreciation
  and amortization of $4,397 and $4,011, respectively)                          2,560                   2,292
Trademarks and other intangible assets (net of accumulated
  amortization of $4,441 and $4,322,respectively)                                 482                     600
Deferred tax assets                                                             6,122                  11,245
Other assets                                                                      759                     477
Noncurrent assets of discontinued operations                                     --                    14,539
                                                                            ---------               ---------
     TOTAL ASSETS                                                           $  97,779               $ 131,168
                                                                            =========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term borrowings                                $      85               $      85
  Short-term borrowings                                                         1,777                  13,044
  Accounts payable and other current liabilities                               23,942                  17,500
  Accrued sales returns                                                         1,915                   1,919
  Income taxes payable                                                            374                     243
  Current liabilities of discontinued operations                                 --                    13,108
                                                                            ---------               ---------
     TOTAL CURRENT LIABILITIES                                                 28,093                  45,899

Long-term borrowings                                                              597                  11,960
Noncurrent liabilities of discontinued operations                                --                     3,010
Minority interest in discontinued operations                                     --                    16,696

Shareholders' Equity:
  Preferred shares - 10,000,000 shares authorized, 3,677
    shares issued and outstanding                                               3,310                   3,310
  Common shares - $.01 par value, 75,000,000 shares
    authorized; 52,883,631 and 52,883,131 shares issued,
    27,047,666 and 27,203,164 shares outstanding,
      respectively                                                                529                     529
  Capital in excess of par value                                              116,920                 116,788
  Accumulated other comprehensive losses                                          (71)                    (87)
  Accumulated deficit                                                         (27,375)                (43,105)
  Treasury stock, at cost, 25,835,965 and 25,679,967
    Shares outstanding, respectively                                          (24,224)                (23,832)
                                                                            ---------               ----------
     TOTAL SHAREHOLDERS' EQUITY                                                69,089                  53,603
                                                                            ---------               ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $  97,779               $ 131,168
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

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   Nine Months Ended
                                                                           ------------------------------------
                                                                           December 31,            December 31,
                                                                              2005                    2004
                                                                           ------------            ------------

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
    Income from continuing operations                                       $   2,813               $   5,840
    Adjustments to reconcile income from continuing
       operations to net cash used by continuing
       operations:
       Depreciation and amortization                                              921                     633
       Stock based costs                                                          260                     168
       Deferred tax expenses                                                    1,312                   3,130
       Asset allowances, reserves and other                                     2,808                   2,085
       changes in assets and liabilities:
          Cash securing bank loans                                              2,616                  (4,790)
          Accounts receivable                                                 (11,898)                (22,853)
          Other receivables                                                       269                     344
          Inventories                                                            (747)                 (8,685)
          Prepaid expenses and other current assets                               289                    (773)
          Other assets                                                           (699)                   (477)
          Accounts payable and other current liabilities                        6,442                   2,312
          Income taxes payable                                                    131                     431
                                                                            ---------               ---------
  Net cash provided by (used by) continuing operations                          4,517                 (22,635)
                                                                            ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment (continuing
       operations)                                                               (654)                 (1,630)
                                                                            ---------               ---------
  Net cash used by investing activities                                          (654)                 (1,630)
                                                                            ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net foreign short-term borrowings                                           (11,267)                 17,225
  Short-term borrowings                                                         7,500                  11,300
  Repayments of short-term borrowings                                          (7,500)                     --
  Purchase of treasury stock                                                     (392)                     --
  Long-term borrowings                                                         34,702                  30,374
  Repayments of long-term borrowings                                          (46,050)                (37,650)
                                                                            ---------               ---------
  Net cash (used by) provided by financing activities                         (23,007)                 21,249
                                                                            ---------               ---------

EFFECT OF DISCONTINUED OPERATIONS (BEING PROCEEDS FROM
  THE SALE OF SSG)                                                             30,706                      --
                                                                            ---------               ---------

  Net increase (decrease) in cash and cash equivalents                         11,562                  (3,016)
  Cash and cash equivalents at beginning of year                                1,817                   5,213
                                                                            ---------               ---------
  Cash and cash equivalents at end of period                                   13,379                   2,197
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

                      EMERSON RADIO CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Emerson Radio Corp. ("Emerson", consolidated - the "Company"), which operates in the consumer electronics business. On July 1, 2005, Emerson sold its 53.2% ownership in Sport Supply Group, Inc. ("SSG"), which was previously reported as the Company's Sporting Goods Segment, to Collegiate Pacific Inc. ("Collegiate") for net proceeds of $30.7 million, after disposition costs, which resulted in a net gain of $12.6 million, or $0.47 per share, that was reported in the Company's results for the quarter ended September 30, 2005. Such gain was net of total estimated income taxes of $4.2 million. As a result of the sale, the financial position and results of operations of SSG have been presented as discontinued operations for all periods shown in the accompanying financial statements (see
Note 10), and the Company now operates in one segment, the consumer electronics segment. The consumer electronics business includes the design, sourcing, importing and marketing of a variety of consumer electronic products and the licensing of the "Emerson" trademark for a variety of products domestically and internationally to certain licensees.

         The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of our consolidated financial position as of December 31, 2005 and the results of operations for the three and nine month periods ended December 31, 2005 and 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in our annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2005 ("fiscal 2005"), included in our annual report on Form 10-K, as amended, for fiscal 2005.

         Due to the seasonal nature of Emerson's business, the results of operations for the three and nine month periods ended December 31, 2005 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2006 ("fiscal 2006").

                  Certain reclassifications were made to conform the prior year's financial statements to the current presentation.

         During the fourth quarter of fiscal 2005, the Company elected to early-adopt SFAS No. 123R, "Share-Based Payment" ("SFAS 123R") under the modified retrospective approach applied only to prior interim periods in fiscal 2005. As a result, the Company has applied SFAS 123R to new awards and to awards modified, repurchased, or cancelled after April 1, 2004. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered that were outstanding as of April 1, 2004 are being recognized as the requisite service is rendered on or after April 1, 2004 (generally over the remaining option vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123. As a result of the early adoption, under the provision of SFAS 123R, the Company has recorded compensation costs of approximately $90,000 and $260,000 in income from continuing operations for the three and nine months ended December 31, 2005 compared to approximately $68,000 and $79,000 for the three and nine months ended December 31, 2004.


NOTE 2 - COMPREHENSIVE INCOME

         Comprehensive income for the three and nine months ended December 31, 2005 and 2004 is as follows (in thousands):

                                                              Three Months Ended                    Nine Months Ended
                                                          ---------------------------          ----------------------------
                                                                  December 31                          December 31
                                                          ---------------------------          ----------------------------
                                                            2005               2004              2005                2004
                                                          ---------          --------          ---------           --------
                                                                   (Unaudited)                           (Unaudited)

Net income                                                $  1,395           $  1,905          $  15,730           $  5,871
Interest rate swap                                              --                 --                 --                 (4)
Unrealized gain (loss) on
  securities, net                                                1                 --                 16                 (1)
                                                          ---------          --------          ---------           --------
Comprehensive income                                      $  1,396           $  1,905          $  15,746           $  5,866
                                                          =========          ========          =========           ========


NOTE 3 - NET EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                              Three Months Ended                    Nine Months Ended
                                                          ---------------------------          ----------------------------
                                                                 December 31                           December 31
                                                          ---------------------------          ----------------------------
                                                            2005              2004               2005                2004
                                                          ---------          --------          ---------           --------
                                                                  (Unaudited)                           (Unaudited)
NUMERATOR:
Net earnings from continuing
   operations for basic and
   diluted earnings per share                             $   1,395          $  2,919          $   2,813           $  5,840
                                                          =========          ========          =========           ========
DENOMINATOR:
Denominator for basic earnings
  per share - weighted average
  shares                                                     27,048            27,103             27,089             26,938
Effect of dilutive securities:
  Options and warrants                                          101               136                 93                303
                                                          ---------          --------          ---------           --------
Denominator for diluted
  earnings per share -
  weighted average shares and
  assumed conversions                                        27,149            27,239             27,182             27,241
                                                          =========          ========          =========           ========

Earnings from continuing operations
   Basic and diluted earnings per
     share                                                $    0.05          $   0.11          $    0.10           $   0.22
                                                          =========          ========          =========           ========

NOTE 4- SHAREHOLDERS' EQUITY

         Outstanding capital stock at December 31, 2005 consists of common stock and Series A convertible preferred stock from which the conversion feature expired effective March 31, 2002.

         At December 31, 2005, Emerson has outstanding approximately 757,000 options with exercise prices ranging from $1.00 to $3.26.

         In September 2003, the Company publicly announced the Emerson Radio Corp. common stock repurchase program. The program provides for share repurchase of up to 2,000,000 shares of Emerson's outstanding common stock. As of December 31, 2005, the Company has repurchased 1,267,623 shares under this program. During the quarter ended December 31, 2005, there were no shares repurchased under this program. Repurchases of the Company's shares are subject to certain conditions under Emerson's banking facility.

         On August 1, 2004, in connection with a consulting agreement, Emerson granted 50,000 warrants with immediate vesting and an exercise price of $3.00 per share with an expiration date of August 2009. These warrants were valued using the Black-Scholes valuation model, which resulted in $88,500 being charged to earnings during the quarter ended September 30, 2004. As of December 31, 2005, these warrants have not been exercised.

NOTE 5 - INVENTORY

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of December 31, 2005 and March 31, 2005, inventories consisted of the following (in thousands):

                                           December 31,            March 31,
                                              2005                   2005
                                           ------------            ---------
                                           (Unaudited)

 Finished goods                            $  40,193               $  39,446
 Less inventory allowances                    (1,680)                 (1,290)
                                           ----------              ---------
                                           $  38,513               $  38,156
                                           ==========              =========


NOTE 6 - INCOME TAXES

         The Company has tax net operating loss carry forwards included in net deferred tax assets that are available to offset future taxable income and can be carried forward for 15 to 20 years. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized through tax planning strategies available in future periods and through future profitable operating results. The amount of the deferred tax asset considered realizable could be reduced or eliminated if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced. If management determines that the Company would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.


NOTE 7 - RELATED PARTY TRANSACTIONS

         Effective March 1997, and as subsequently amended on July 1, 2005, Emerson entered into a Management Services Agreement with SSG, under which each company provided various managerial and administrative services to the other company for fees at terms which reflect arms length transactions. These charges totaled a net expense in continuing operations of approximately $22,000 and $20,000 for the three and nine month periods ended December 31, 2005 and approximately $63,000 and $201,000 for the three and nine month periods ended December 31, 2004, respectively, with corresponding income reflected in discontinued operations.

         On December 5, 2005, The Grande Group (Hong Kong) Limited ("Grande") purchased approximately 37% (10,000,000 shares) of the Company's outstanding common stock from the Company's Chairman and Chief Executive Officer, Geoffrey
P. Jurick. In January 2006, Emerson commenced leasing office space in Hong Kong from Grande on terms which Emerson management believes reflect arms length transactions. In addition, Grande is also providing services in connection with this office space rental on terms that Emerson management believes reflect arms length transactions. As of December 31, 2005, no amounts were paid or expensed to operations under these arrangements.

NOTE 8 - BORROWINGS

SHORT-TERM BORROWINGS

         Short-term borrowings consisted of amounts outstanding under the Company's foreign bank facilities held by its foreign subsidiaries. Availability under this facility totals $10.2 and $21.0 million as of December 31, 2005 and March 31, 2005, and is maintained by the pledge of bank deposits of approximately $3.0 million and $5.6 million as of December 31, 2005 and March 31, 2005, respectively.

                                          December 31,       March 31,
                                              2005              2005
                                          ------------       ----------
                                                    (In thousands)
                                           (Unaudited)

Foreign bank loans                        $  1,777           $  13,044
                                          ========           =========


         On December 5, 2005, to bridge the termination of its prior lending agreement and the finalization of its new Revolving Credit Agreement with Wachovia, the Company secured from its CEO and Chairman an $8.0 million credit line available to satisfy any financing needs during the bridge period. The Company did not have need for or utilize the $8.0 million credit line during the bridge period.


LONG-TERM BORROWINGS

         As of December 31, 2005 and March 31, 2005, borrowings under long-term facilities consisted of the following:

                                               December 31,        March 31,
                                                   2005               2005
                                               ------------        ---------
                                                         (In thousands)
                                               (Unaudited)

Emerson Revolver                               $   --              $  11,300
Mortgage payable                                  660                    715
Equipment notes and other                          22                     30
                                               ------              ---------
                                                  682                 12,045
Less current maturities                            85                     85
                                               ------              ---------
Long term debt and notes payable               $  597              $  11,960
                                               ======              =========

         Emerson Credit Facility - On December 23, 2005, Emerson entered into a $45.0 million Revolving Credit Agreement with Wachovia Bank, National Association. The loan agreement provides for a $45.0 million revolving line of credit which replaced Emerson's prior $35.0 million credit facility under substantially the same terms and conditions. The $45.0 million revolving line of credit facility provides for revolving loans subject to individual maximums which, in the aggregate, are not to exceed the lesser of $45 million or a "Borrowing Base" as defined in the loan agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime (0.50% as of December 31, 2005) plus 0.00% to 0.50% or, at Emerson's election, LIBOR (2.00% as of December 31, 2005) plus 1.25% to 2.25% depending on excess availability. Pursuant to the Revolving Credit Agreement, Emerson is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender's prior consent and is subject to certain leverage financial covenants. Amounts outstanding under the loan agreement will be secured by substantially all of Emerson's tangible assets.

         As of December 31, 2005, there were no borrowings outstanding under the facility and Emerson was in compliance with the covenants contained in the loan agreement.

         As of December 31, 2005, the carrying value of this credit facility approximated fair value.



NOTE 9 - LEGAL PROCEEDINGS

Putative Class Actions

         On December 15, 2005, Jeffrey S. Abraham, as Trustee of the Law Offices of Jeffrey S. Abraham Money Purchase Plan dated December 31, 1999 F/B/O Jeffrey
S. Abraham ("Plaintiff"), on behalf of himself and all common shareholders of Sport Supply Group, Inc. ("Sport Supply"), filed a putative class action and derivative complaint against Emerson, Geoffrey P. Jurick, Arthur J. Coerver, Harvey Rothenberg, Collegiate Pacific, Inc. and Michael J. Blumenfeld and nominal defendant Sport Supply in the Court of Chancery of the State of Delaware, Civil Action No. 1845-N.

         The complaint asserts two causes of action: The first cause of action is a purported class claim against Emerson and Mr. Jurick for breach of fiduciary duty to the minority shareholders of Sport Supply by selling Emerson's controlling stake in Sport Supply to Collegiate at a premium, allegedly knowing that Collegiate intended to use for its own benefit the proprietary assets of Sport Supply. The second cause of action asserts a purported derivative claim against Collegiate and Messrs. Coerver and Rothenberg for alleged breaches of fiduciary duty and unjust enrichment. Plaintiff alleges that in connection with the purchase of Emerson's controlling block of Sport Supply's stock, Collegiate and Messrs. Coerver and Rothenberg breached their fiduciary duties of loyalty and good faith to Sport Supply's shareholders by transferring assets and technology to Collegiate without compensation to Sport Supply's shareholders. Plaintiff further alleges that Collegiate was unjustly enriched through the use and transfer of Sport Supply's assets.

         The defendants are currently required to respond to the complaint on or before March 15, 2006. Emerson and Mr. Jurick believe that the claims against them are without merit and intend to defend this lawsuit vigorously. Based on the expectation that the defendants will prevail in their defense, no loss has been accrued in this matter as of December 31, 2005.

                  For the past two years, Emerson has been defending a consolidated putative class action captioned In Re Emerson Radio Corp. Securities Litigation, 03cv4201 (JLL) (the "Consolidated Action") filed in the United States District Court for the District of New Jersey. The class action complaint asserted claims against Emerson and Messrs. Geoffrey Jurick, Kenneth Corby, John Raab and Jerome Farnum (the "Individual Defendants") on behalf of purchasers of Emerson's publicly traded securities between January 29, 2003 and August 12, 2003 (the "Class Period"). By a December 19, 2005 Opinion and Order, the Court granted the defendants' motion to dismiss the complaint without prejudice and granted the plaintiffs leave to amend their pleading consistent with the rulings in the Court's Opinion and Order.

         Generally, the complaint had alleged that Emerson and the Individual Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by (i) issuing certain positive statements during the Class Period regarding our ability to replace lost revenues attributable to the Hello Kitty(R) license and (ii) omitting to disclose that Emerson suffered allegedly soured relationships with its largest retail customers. Emerson and the Individual Defendants continue to deny all allegations and intend to defend any amended complaint vigorously. Based on the expectation that the defendants will ultimately prevail in their defense, no loss has been accrued in this matter as of December 31, 2005.


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

NOTE 10 - DISCONTINUED OPERATIONS

         On July 1, 2005, Emerson sold its 53.2% interest in SSG to Collegiate. After disposition costs, Emerson realized and reported in the quarter ended September 30, 2005, a gain of approximately $12.6 million, net of estimated deferred taxes of $4.2 million. Proceeds from the sale were used to pay down $18.5 million of indebtedness.

         The following table represents the results of the discontinued operations, net of minority interest, and net of income taxes for which there was no provision or recovery in either period.


                                                             Three Months Ended                      Nine Months Ended
                                                                 December 31                            December 31
Discontinued Operations(SSG)                               2005               2004                2005              2004
                                                      ------------         ---------           ---------          ---------
Net revenues                                          $         --         $  14,334           $  23,218          $  62,687
                                                      ============         =========           =========          =========

Operating income                                                --            (1,853)                561                215
                                                      ============         =========           =========          =========
Net income                                            $         --         $  (1,014)          $     271          $      31
                                                      ============         =========           =========          =========

Gain on sale of SSG, net of tax                       $         --         $      --           $  12,646          $      --
                                                      ============         =========           =========          =========


         Net assets related to discontinued operations of $13.7 million are reported on the accompanying March 31, 2005 balance sheet and consist of:

                                                    ----------------------
Cash and cash equivalents                           $          1,137
Accounts receivable                                           13,770
Inventories, net                                              15,361
Deferred tax assets                                            3,387
Property, plant and
  equipment, net                                               5,983
Intangible assets, net                                         4,478
Other assets                                                   2,395
                                                    ----------------------
Total assets                                        $         46,511
                                                    ======================

Account payable and other
  accrued liabilities                               $         13,083
Bank borrowings                                                3,035
Minority interest                                             16,696
                                                    ----------------------
Total liabilities and
  Minority interest                                 $         32,814
                                                    ======================

Net assets                                          $         13,697
                                                    ======================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION


         The following discussion of our operations and financial condition should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

         In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. Accordingly, all amounts are approximations.


FORWARD-LOOKING INFORMATION

        COMPANY FILINGS

          This report contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

         Forward-looking statements include statements with respect to Emerson's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond Emerson's control, and which may cause Emerson's actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

         All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through Emerson's use of words such as "may," "will," "can," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "project," "predict," "could," "intend," "target," "potential," and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

         o the loss of any of our key customers or reduction in the purchase of our products by any such customers;

         o the failure to maintain our relationships with our licensees and distributors or the failure to obtain new licensees or distribution relationships on favorable terms;

         o our inability to anticipate market trends, enhance existing products or achieve market acceptance of new products;

         o our dependence on a limited number of suppliers for our components and raw materials;

         o our dependence on third party manufacturers to manufacture and deliver our products;

         o the seasonality of our business, as well as changes in consumer spending and economic conditions;

         o the failure of third party sales representatives to adequately promote, market and sell our products;

         o  our inability to protect our intellectual property;

         o  the effects of competition;

         o changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which we operate;

         o  changes in accounting policies, rules and practices; and

         o the other factors listed under "Risk Factors" in this Form 10-Q, as well as our Form 10-K, as amended, for the fiscal year ended March 31, 2005 and other filings with the Securities and Exchange Commission (the "SEC").

         All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this prospectus or the date of the document incorporated by reference into this prospectus. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

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

        RESULTS OF OPERATIONS

         As a result of the sale of SSG, the results of operations of SSG have been presented as discontinued operations for all periods presented, and we now operate in one segment, the consumer electronics segment. Accordingly, only the consumer electronics segment is presented in the following Management's Discussion and Analysis.

         The following table summarizes certain financial information for the three and nine month periods ended December 31, 2005 (fiscal 2006) and the three and nine month periods ended December 31, 2004 (fiscal 2005) (in thousands):

                                              Three Months Ended December 31          Nine Months Ended December 31
                                            ----------------------------------     ------------------------------------
                                                  2005               2004                2005                2004
                                            ----------------    --------------     ----------------    ----------------
                                                         (Unaudited)                             (Unaudited)
Net revenues                                      $ 76,514          $ 80,345            $ 192,737           $ 188,051

Cost of sales                                       66,555            69,607              167,577             160,010
Other operating costs                                1,823             1,127                4,663               4,057
Selling, general and
  administrative costs                               5,588             4,621               14,810              13,626
Acquisition costs
  recovered                                             --              (29)                   --               (204)
Stock based costs                                       90                68                  260                 168
                                            ----------------    --------------     ----------------    ----------------
Operating income                                     2,458             4,951                5,427              10,394
Interest expense, net                                  370               400                  976                 964
                                            ----------------    --------------     ----------------    ----------------
Income before income taxes                           2,088             4,551                4,451               9,430
Provision for income taxes                             693             1,632                1,638               3,590
                                            ----------------    --------------     ----------------    ----------------
Net income from continuing
  operations                                      $  1,395          $  2,919            $   2,813           $   5,840
                                            ================    ==============     ================    ================


Net Revenues - Net revenues for the third quarter of fiscal 2006 decreased $3.8 million, or 4.8%, to $76.5 million from $80.3 million for the third quarter of fiscal 2005. For the nine month period of fiscal 2006, net revenues increased $4.7 million, or 2.5%, to $192.7 million from $188.0 million for the nine month period of fiscal 2005. Net revenues are comprised of Emerson(R) branded product sales, themed product sales and licensing revenues. Emerson(R) branded product sales are earned from the sale of products bearing the Emerson(R) or HH Scott(R) brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson(R) and HH Scott(R) brand names to licensees for a fee. The variations in net revenue for the three and nine month periods were comprised of:

     i) A decrease in revenues from the sale of Emerson(R) branded product of $13.1 million, or 19.3%, to $54.9 million from $68.0 million for the third quarter of fiscal 2006 as compared to the same period in fiscal 2005. Revenues for the nine month period of fiscal 2006 of Emerson(R) branded product decreased $25.3 million, or 15.3%, to $140.2 million from $165.5 million for the same period in fiscal 2005. The decreases for the three and nine month periods were primarily due to decreases in the number of units sold in the audio category of the Emerson(R) product group.

     ii) An increase in themed product sales to $19.9 million and $46.4 million from $9.9 million and $13.4 million for the three and nine month periods of fiscal 2006 and fiscal 2005, respectively. These revenue increases were primarily the result of increased sales traction of the themed product category combined with a major holiday program with one of our major customers.

     iii) Licensing revenues decreased by approximately $767,000, or 32.0%, to approximately $1.6 million for the third quarter of fiscal 2006 from $2.4 million in the third quarter of fiscal 2005. For the nine months in fiscal 2006, licensing revenues decreased by approximately $3.0 million, or 32.7%, to $6.1 million for the nine months in fiscal 2006 as compared to $9.1 million in the same period in fiscal 2005. The decreases for the three and nine month periods were primarily due to lower sales volumes under our video licensing agreement. This downward trend in our video license has continued over the last several quarters and is expected to continue in future quarters, although we expect such licensing revenue from this video license to be above the minimums of $4.3 million on a full fiscal year basis.

Cost of Sales - Cost of sales, as a percentage of net revenues, increased for the third quarter of fiscal 2006 to 87.2% from 86.6% for the same period of fiscal 2005, and to 87.0% from 85.1% for the nine month period of fiscal 2006 compared to the same period of fiscal 2005. In relative terms, the increase in cost of sales for the three and nine month periods was primarily due to decreased licensing revenues and decreased margins in our themed product category. The decreased margins were attributable partially to a major holiday program which was completed in the December quarter, and are expected to return to a higher level in the fourth quarter of fiscal 2006. In absolute terms, costs of sales for the third quarter of fiscal 2006 decreased $3.0 million, or 4.4%, to $66.6 million from $69.6 million for the same period in fiscal 2005. For the nine month period of fiscal 2006, cost of sales increased $7.6 million, or 4.7%, to $167.6 million from $160.0 million for the same period of fiscal 2005.

Gross profit margins continue to be subject to decreased licensing revenues and competitive pressures arising from lower pricing of the product categories in the consumer electronics market in which Emerson competes. Emerson's branded products are generally placed in the low-to-medium priced category of the market.

Other Operating Costs and Expenses - Other operating costs and expenses, as a percentage of net revenues, increased to 2.4% from 1.4% for the third quarter of fiscal 2006 compared to the same period of fiscal 2005, respectively, and increased to 2.4% for the nine month period of fiscal 2006 compared to 2.2% for the same period in fiscal 2005. In absolute terms, other operating costs and expenses increased approximately $696,000 and $606,000, to $1.8 million from $1.1 million and to $4.7 million from $4.1 million for the three and nine month periods of fiscal 2006 and fiscal 2005, respectively. In absolute terms, the increase for the three and nine month periods was primarily due to higher service fees related to inventory and returned product handling.

Selling, General and Administrative Expenses ("S,G&A") - S,G&A increased approximately $967,000, or 20.9%, to $5.6 million (7.3% of net revenues) from $4.6 million (5.8% of net revenues) for the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005. For the nine month period of fiscal 2006, S,G&A expenses increased $1.2 million, or 8.7%, to $14.8 million (7.7% of net revenues) from $13.6 million (7.3% of net revenues). The increase in absolute terms for the three month period of fiscal 2006 compared to fiscal 2005 was primarily due to increased advertising expenditures, professional fees, freight costs and bad debt expense of approximately $110,000, $140,000, $108,000 and $410,000, respectively, partially offset by decreases in various other S,G&A costs. The increase in absolute terms for the nine month period of fiscal 2006 compared to fiscal 2005 was primarily due to increases in commission expenditures of $203,000, freight costs of $131,000, payroll costs of approximately $312,000, depreciation expenses of $202,000 and bad debt expense totaling $519,000, partially offset by decreases in professional fees and a gain on sale of real property of approximately $90,000 and $198,000, respectively.

Acquisition Costs Recovered - In fiscal 2005, adjustments to acquisition costs incurred in the prior year were recorded resulting in a recovery of such costs of $29,000 and $204,000 for the three and nine month periods ended December 31, 2004, respectively. These costs were associated with contemplated acquisition transactions in fiscal 2004 that were not completed.

Stock Based Costs - Stock based costs relate to stock option expense associated with the adoption of SFAS 123R "Share-Based Payments." Stock based costs for the three and nine month periods of fiscal 2006 were approximately $90,000 and $260,000 as compared to approximately $68,000 and $168,000 for the three and nine month periods of fiscal 2005. For the nine month period ended December 31, 2004, approximately $79,000 was associated with stock options and $89,000 was associated with the cost of warrants issued in exchange for consulting services.

Interest Expense, net - Interest expense decreased approximately $30,000, or 7.5%, to $370,000 for the third quarter of fiscal 2006 from $400,000 for the third quarter of fiscal 2005. For the nine month period of fiscal 2006, interest expense increased approximately $12,000, or 1.2%, to $976,000 from $964,000 for the same period of fiscal 2005. The decrease in interest expense for the three month period of fiscal 2006 was the result of lower average borrowings, mainly offset by the expensing of unamortized deferred financing costs of approximately $300,000 which resulted from the replacement of a prior credit facility as compared to the same period of fiscal 2005. For the nine month period of fiscal 2006, the increase in interest expenses was primarily due to the expensing of unamortized deferred financing costs of approximately $300,000 which resulted from the replacement of a prior credit facility and higher borrowing costs as compared to the same period in fiscal 2005.

Provision for Income Taxes - The provision for income taxes was approximately $693,000 and $1.6 million for the three and nine month periods of fiscal 2006, respectively, as compared to $1.6 million and $3.6 million for the three and nine month periods of fiscal 2005. The decrease in the tax provision for both periods was primarily the result of lower pre-tax profit as compared to the same period in fiscal 2005.

Income From Continuing Operations - As a result of the foregoing factors, net income from continuing operations amounted to approximately $1.4 million (0.7% of net revenues) for the third quarter of fiscal 2006 as compared to $2.9 million (1.6% of net revenues) for the same period of fiscal 2005. For the nine month period of fiscal 2006, net income from continuing operations totaled approximately $2.8 million (1.5% of net revenues) as compared to $5.8 million (3.1% of net revenues) for the nine month period of fiscal 2005.


LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2005, we had cash and cash equivalents of approximately $13.4 million compared to approximately $1.8 million at March 31, 2005. Working capital increased to $59.6 million at December 31, 2005 as compared to $56.1 million at March 31, 2005. The increase in cash and cash equivalents of approximately $11.6 million was primarily due to proceeds provided by the sale of SSG and an increase in cash provided by operating activities, partially offset by increases in cash used by investing and financing activities, as described below.

         Cash flows provided by continuing operating activities were approximately $4.5 million for fiscal 2006, primarily related to an increase in accounts payable and accrued liabilities ($6.4 million), an increase in asset allowances and other reserves ($2.8 million), a reduction in cash securing bank loans ($2.6 million) and operating income of $2.8 million, offset by an increase in accounts receivable of $11.9 million. The increase in accounts receivables was due to the seasonality of the business.

         Net cash used by investing activities was approximately $654,000 in fiscal 2006, which consisted primarily of leasehold improvement expenditures and acquisition of tools and equipment.

         Net cash used by financing activities was approximately $23.0 million in fiscal 2006, primarily due to the repayment of foreign and domestic borrowings under our credit facilities as a result of the cash made available from the sale of the Company's ownership interest in SSG.

         On December 23, 2005, Emerson entered into a $45.0 million Revolving Credit Agreement with Wachovia Bank, National Association. The loan agreement provides for a $45 million revolving line of credit. The $45.0 million revolving line of credit replaced Emerson's prior $35.0 million credit facility which contained substantially the same terms and conditions as the Revolving Credit Agreement. The $45.0 million revolving line of credit facility provides for revolving loans subject to individual maximums which, in the aggregate, are not to exceed the lesser of $45 million or a "Borrowing Base" as defined in the loan agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime plus 0.00% to 0.50% or, at Emerson's election, LIBOR plus 1.25% to 2.25% depending on excess availability. Pursuant to the loan agreement, Emerson is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender's prior consent and is subject to certain leverage financial covenants. Amounts outstanding under the loan agreement will be secured by substantially all of Emerson's tangible assets.

         On December 5, 2005, to bridge the termination of its prior lending agreement and the finalization of its new Revolving Credit Agreement with Wachovia, the Company secured from its CEO and Chairman an $8.0 million credit line available to satisfy any financing needs during the bridge period. The Company did not have need for or utilize the $8.0 million credit line during the bridge period.

         As of December 31, 2005, there were no borrowings outstanding under the facility and Emerson was in compliance with the covenants contained in the loan agreement. The loan agreement expires in December 2010, and accordingly, all amounts outstanding under this facility have been presented as long-term.

         Our foreign subsidiaries maintain various credit facilities, aggregating $19.5 million, consisting of the following:

         o Two letter of credit facilities totaling $12.0 million which are used for inventory purchases; and
         o  Two back-to-back letter of credit facilities totaling $7.5 million.

         At December 31, 2005, our foreign subsidiaries pledged approximately $3.0 million in certificates of deposit to this bank to assure the availability of the $12.0 million of credit facilities. At December 31, 2005, there were approximately $7.5 million of letters of credit outstanding under these credit facilities.

         We believe that our present cash position, future cash flow from operations and our existing institutional financing noted above will be sufficient to fund all of our cash requirements for the next twelve months.

         The following summarizes our obligations at December 31, 2005 for the periods shown (in thousands):

                                                                     PAYMENT DUE BY PERIOD
                                -----------------------------------------------------------------------------------------
                                                  LESS THAN                                               MORE THAN 5
                                    TOTAL          1 YEAR          1 - 3 YEARS        3 - 5 YEARS            YEARS
                                -----------------------------------------------------------------------------------------
Notes and
  mortgages payable               $    660       $     74           $    148          $    148             $  290
Capital lease
  obligations                           22             11                 11                --                 --
Leases                               6,346          1,492              2,786             1,938                130
                                -----------------------------------------------------------------------------------------
Total                             $  7,028       $  1,577           $  2,945          $  2,086             $  420
                                =========================================================================================

         There were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of December 31, 2005.

CRITICAL ACCOUNTING POLICIES

         For the nine month period ended December 31, 2005, there were no significant changes to our accounting policies from those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.


INFLATION, FOREIGN CURRENCY, AND INTEREST RATES

         Neither inflation nor currency fluctuations had a significant effect on our results of operations during the first three quarters of fiscal 2006. Our exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders, and by sourcing production in more than one country. The consumer electronics segment purchases virtually all of its products from manufacturers located in various Asian countries.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

         During the nine month period of fiscal 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

         Based on their evaluation as of December 31, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.


(b) Changes in internal controls over financial reporting.

         There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Putative Class Actions

         On December 15, 2005, Jeffrey S. Abraham, as Trustee of the Law Offices of Jeffrey S. Abraham Money Purchase Plan dated December 31, 1999 F/B/O Jeffrey
S. Abraham ("Plaintiff"), on behalf of himself and all common shareholders of Sport Supply Group, Inc. ("Sport Supply"), filed a putative class action and derivative complaint against Emerson, Geoffrey P. Jurick, Arthur J. Coerver, Harvey Rothenberg, Collegiate Pacific, Inc. and Michael J. Blumenfeld and nominal defendant Sport Supply in the Court of Chancery of the State of Delaware, Civil Action No. 1845-N.

         The complaint asserts two causes of action: The first cause of action is a purported class claim against Emerson and Mr. Jurick for breach of fiduciary duty to the minority shareholders of Sport Supply by selling Emerson's controlling stake in Sport Supply to Collegiate at a premium, allegedly knowing that Collegiate intended to use for its own benefit the proprietary assets of Sport Supply. The second cause of action asserts a purported derivative claim against Collegiate and Messrs. Coerver and Rothenberg for alleged breaches of fiduciary duty and unjust enrichment. Plaintiff alleges that in connection with the purchase of Emerson's controlling block of Sport Supply's stock, Collegiate and Messrs. Coerver and Rothenberg breached their fiduciary duties of loyalty and good faith to Sport Supply's shareholders by transferring assets and technology to Collegiate without compensation to Sport Supply's shareholders. Plaintiff further alleges that Collegiate was unjustly enriched through the use and transfer of Sport Supply's assets.

         The defendants are currently required to respond to the complaint on or before March 15, 2006. Emerson and Mr. Jurick believe that the claims against them are without merit and intend to defend this lawsuit vigorously

         For the past two years, Emerson has been defending a consolidated putative class action captioned In Re Emerson Radio Corp. Securities Litigation, 03cv4201 (JLL) (the "Consolidated Action") filed in the United States District Court for the District of New Jersey. The class action complaint asserted claims against Emerson and Messrs. Geoffrey Jurick, Kenneth Corby, John Raab and Jerome Farnum (the "Individual Defendants") on behalf of purchasers of Emerson's publicly traded securities between January 29, 2003 and August 12, 2003 (the "Class Period"). By a December 19, 2005 Opinion and Order, the Court granted the defendants' motion to dismiss the complaint without prejudice and granted the plaintiffs leave to amend their pleading consistent with the rulings in the Court's Opinion and Order.

         Generally, the complaint had alleged that Emerson and the Individual Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by (i) issuing certain positive statements during the Class Period regarding our ability to replace lost revenues attributable to the Hello Kitty(R) license and (ii) omitting to disclose that Emerson suffered allegedly soured relationships with its largest retail customers. Emerson and the Individual Defendants continue to deny all allegations and intend to defend any amended complaint vigorously.

         For other information on litigation to which the Company is a party, reference is made to Part 1 Item 3 - Legal Proceedings in our most recent annual report on Form 10-K.


ITEM 1.A RISK FACTORS.


         As a result of the sale of our interest in SSG in July 2005, the sale of Geoffrey Jurick's shares of Emerson common stock to a subsidiary of The Grande Holdings Limited and other business developments, the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 have been updated as set forth below. You should carefully consider these risk factors in addition to our financial statements and the notes to such financial statements included elsewhere in this Form 10-Q. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be adversely affected. In that case, the trading price of our common stock could decline.

Business Related Risks

THE LOSS, OR SIGNIFICANT REDUCTION IN BUSINESS OF ANY OF OUR KEY CUSTOMERS, INCLUDING WAL-MART AND TARGET, COULD MATERIALLY AND ADVERSELY AFFECT OUR REVENUES AND EARNINGS.

         We are highly dependent upon sales of our consumer electronic products to certain of our customers, including Wal-Mart and Target. During our fiscal years ended March 31, 2005 and 2004, Wal-Mart stores accounted for approximately 30% and 25%, respectively, and Target stores accounted for approximately 12% and 15%, respectively, of our consolidated net revenues. Although no other customer in either of our operating segments accounted for greater than 10% of our consolidated net revenues during these periods, other customers may account for more than 10% of our consolidated net revenues in future periods. All purchases of our products by customers in both of our operating segments are made through purchase orders and we do not have any long-term contracts with any of our customers. The loss of Wal-Mart or Target, or any of our other customers to which we sell a significant amount of our products or any significant portion of orders from Wal-Mart or Target, or such other customers or any material adverse change in the financial condition of such customers could materially and adversely affect our revenues and earnings.

THE FAILURE TO MAINTAIN OUR RELATIONSHIPS WITH OUR LICENSEES, LICENSORS AND DISTRIBUTORS OR THE FAILURE TO OBTAIN NEW LICENSEES, LICENSORS OR DISTRIBUTION RELATIONSHIPS COULD MATERIALLY AND ADVERSELY AFFECT OUR REVENUES AND EARNINGS.

         We maintain license agreements that allow licensees to use our Emerson(R) and H.H. Scott(R) trademarks for the manufacture and sale of consumer electronics and other products. In addition, we maintain distribution agreements for the distribution of our consumer electronics products into defined geographic areas. Although we have entered into agreements with certain of our licensees and distributors of consumer electronics products, most of which have a term of three years or less and expire between March 2006 and February 2010, including our agreement with Funai, we cannot assure that such agreements will be renewed when the terms of such agreements expire, or that our relationships with our licensees or distributors will be maintained on satisfactory terms or at all. The failure to maintain our relationships with Funai and our other licensees and distributors on terms satisfactory to us, the failure to obtain new licensees or distribution relationships or the failure by our licensees to protect the integrity and reputation of our Emerson(R) and H.H. Scott(R) trademarks could materially and adversely affect our licensing revenues and our earnings. In addition, we maintain license agreements with MTV Networks to license the Nickelodeon name, trademark and logo, along with several of Nickelodeon's trademarks and logos, each of which expire in December 2006. We may not be able to renew the license on terms favorable to us or at all. The failure to maintain our relationship with MTV Networks or other licensors could materially and adversely affect our revenues and earnings.


OUR REVENUES AND EARNINGS COULD BE MATERIALLY AND ADVERSELY AFFECTED IF WE CANNOT ANTICIPATE MARKET TRENDS OR ENHANCE EXISTING PRODUCTS OR ACHIEVE MARKET ACCEPTANCE OF NEW PRODUCTS.

         Our success is dependent on our ability to successfully anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and developing new products. In addition, to increase our penetration of current markets and gain footholds in new markets for our products, we must maintain existing products and integrate them with new products. We may not be successful in developing, marketing and releasing new products that respond to technological developments or changing customer needs and preferences. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these new products. In addition, these new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements to our products are delayed, or if these products or enhancements fail to achieve market acceptance when released, our sales volume may decline and earnings could be materially and adversely affected. In addition, new products or enhancements by our competitors may cause customers to defer or forgo purchases of our products, which could also materially and adversely affect our revenues and earnings.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR OUR PRODUCTS. THE AVAILABILITY TO SECURE OUR PRODUCTS COULD REDUCE OUR REVENUES AND ADVERSELY AFFECT OUR RELATIONSHIP WITH OUR CUSTOMERS.

         We rely on a limited number of suppliers, most of which are located outside of the United States. Although there are many suppliers for each of our component parts and raw materials, we are dependent on a limited number of suppliers for many of the significant components and raw materials. This reliance involves a number of significant risks, including:

         o lack of availability of materials and interruptions in delivery of components and raw materials from our suppliers;

         o manufacturing delays caused by such lack of availability or interruptions in delivery;

         o fluctuations in the quality and the price of components and raw materials, in particular due to the petroleum price impact on such materials; and

         o  risks related to foreign operations.

      We do not have any long-term or exclusive purchase commitments with any of our suppliers. StarLite, Lasco Industries and Oxygen are our largest suppliers of components for our consumer electronics products, each of which accounted for more than 10% of our purchases of components for our consumer electronics products for our latest fiscal year. Our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could also negatively affect our ability to obtain our components and raw materials used in our products in a timely manner. If we are unable to obtain ample supply of product from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers' orders which could materially and adversely affect our revenues and our relationship with our customers.


IF OUR ORIGINAL EQUIPMENT MANUFACTURERS ARE UNABLE TO DELIVER OUR PRODUCTS IN THE REQUIRED AMOUNTS AND IN A TIMELY FASHION, WE COULD EXPERIENCE DELAYS OR REDUCTIONS IN SHIPMENTS TO OUR CUSTOMERS WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR REVENUES AND OUR RELATIONSHIP WITH OUR CUSTOMERS.

         All of our consumer electronic products are manufactured in accordance with our specifications by original equipment manufacturers principally located in China.

      If we are unable to obtain our products from the original equipment manufacturers located in China in the required quantities and quality and in a timely fashion, we could experience delays or reductions in product shipments to our customers which could negatively affect our ability to meet the requirements of our customers, as well as our relationships with our customers which in turn could materially and adversely affect our revenues and operating results.

UNANTICIPATED DISRUPTIONS IN OUR OPERATIONS OR SLOWDOWNS BY OUR SUPPLIERS, MANUFACTURERS AND SHIPPING COMPANIES COULD ADVERSELY AFFECT OUR ABILITY TO DELIVER OUR PRODUCTS AND SERVICE OUR CUSTOMERS WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR REVENUES AND OUR RELATIONSHIP WITH OUR CUSTOMERS.

         Our ability to provide high quality customer service, process and fulfill orders and manage inventory depends on:

         o the efficient and uninterrupted operation of our call center and distribution center; and

         o the timely and uninterrupted performance of third party manufacturers and suppliers, shipping companies, and dock workers.

         Any material disruption or slowdown in the operation of our call center, distribution center, manufacturing facilities or management information systems, or comparable disruptions or slowdowns suffered by our principal manufacturers, suppliers and shippers could cause delays in our ability to receive, process and fulfill customer orders and may cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused. As a result, our revenues and operating results could be materially and adversely affected

OUR REVENUES AND EARNINGS COULD BE MATERIALLY AND ADVERSELY AFFECTED BY FOREIGN REGULATIONS AND CHANGES IN THE POLITICAL, PUBLIC HEALTH AND ECONOMIC CONDITIONS IN THE FOREIGN COUNTRIES IN WHICH WE OPERATE OUR BUSINESS.

         We derive a significant portion of our revenues from sales of products manufactured by third parties located primarily in China. In addition, third parties located in China and other countries located in the same region produce and supply many of the components and raw materials used in our products. Conducting an international business inherently involves a number of difficulties and risks that could materially and adversely affect our ability to generate revenues and could subject us to increased costs. The main factors that may adversely affect our revenues and increase our costs are:

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

         In addition, the outbreak of severe acute respiratory syndrome, or SARS, in prior years which had particular impact in China, Hong Kong and Singapore, had a negative effect on our consumer electronics operations. Our operations, including our ability to obtain our products in a timely fashion, could be impacted again, including disrupting the operation of our suppliers, manufacturers and shipping companies, each of which could materially and adversely affect our earnings, should such events reoccur in the future.

         We have experienced, and may in the future experience, many of these risks and cannot predict the impact of any particular risk on our operations. However, any of these factors may materially and adversely affect our revenues and/or increase our operating expenses.

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

         o increases in returned products in the March quarter which follows our peak September and December selling quarters;

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

         Sales of our products are somewhat seasonal due to consumer spending patterns, which tend to result in significantly stronger sales in our September and December fiscal quarters, especially as a result of the holiday season. This pattern will probably not change significantly in the future. Although we believe that the seasonality of our business is based primarily on the timing of consumer demand for our products, fluctuations in operating results can also result from other factors affecting us and our competitors, including new product developments or introductions, availability of products for resale, competitive pricing pressures, changes in product mix, pricing and product reviews and other media coverage. Due to the seasonality of our business, our results for interim periods are not necessarily indicative of our results for the year.

         Our sales and earnings can also be affected by changes in the general economy since purchases of consumer electronics are generally discretionary for consumers. - Our success is influenced by a number of economic factors affecting disposable consumer income, such as employment levels, business conditions, interest rates and taxation rates. Adverse changes in these economic factors, among others, may restrict consumer spending, thereby negatively affecting our sales and profitability.

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

THE SUBSTANTIAL OWNERSHIP OF OUR COMMON STOCK BY A SUBSIDIARY OF THE GRANDE HOLDINGS LIMITED, A HONG KONG BASED GROUP OF COMPANIES, SUBSTANTIALLY REDUCES THE INFLUENCE OF OUR OTHER STOCKHOLDERS.

         A subsidiary of The Grande Holdings Limited owns approximately 37.0% of our outstanding common stock. As a result, Grande currently has the ability to influence significantly the actions that require stockholder approval, including:

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


WE MAY SEEK TO MAKE ACQUISITIONS THAT PROVE UNSUCCESSFUL OR STRAIN OR DIVERT OUR MANAGEMENT'S ATTENTION AND OUR CAPITAL RESOURCES.

        We may seek to grow our business through acquisitions of related businesses. Such acquisitions present risks that could materially and adversely affect our earnings, including:

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

         The consumer electronics industry is highly competitive, especially with respect to pricing and the introduction of new products and features. Our products compete in the low to medium-priced sector of the consumer electronics market and compete primarily on the basis of:

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

OUR BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED IF WE CANNOT PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR IF WE INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

         Our ability to compete effectively will depend on our ability to maintain and protect our proprietary rights. We own the Emerson(R) trademark, which is materially important to our business, as well as our licensees, other trademarks and proprietary rights that are used for certain of our home entertainment and consumer electronics products. Our trademarks are registered throughout the world, including the United States, Canada, Mexico, France, Spain, Germany and the United Kingdom. However, third parties may seek to challenge, invalidate, circumvent or render unenforceable any proprietary rights owned by or licensed to us. In addition, in the event third party licensees fail to protect the integrity of our trademarks, the value of these marks could be materially and adversely affected.

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

WE COULD BE EXPOSED TO PRODUCT LIABILITY OR OTHER CLAIMS FOR WHICH OUR PRODUCT LIABILITY OR OTHER INSURANCE MAY BE INADEQUATE.

         A failure of any of the products marketed by us may subject us to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of our products. Although we currently maintain product liability insurance in amounts which we consider adequate, we cannot assure that:

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

         Emerson has substantial tax net operating losses available to reduce taxable income for federal and state income tax purposes. A portion of the benefit associated with the tax net operating losses has been recognized as a deferred tax asset in our financial statements and could be used to reduce our tax liability in future profitable periods. We believe these net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured, we believe it is more likely than not that all of the remaining net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed, or estimates of future taxable income during the carryforward period is reduced.


OUR INDEBTEDNESS MAY ADVERSELY AFFECT OUR ABILITY TO OBTAIN ADDITIONAL FUNDS AND MAY INCREASE OUR VULNERABILITY TO ECONOMIC OR BUSINESS DOWNTURNS.

         From time to time we incur substantial debt in connection with our operations. As a result, we may be subject to the risks associated with indebtedness, including:

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

         Our indebtedness under our credit facility is secured by substantially all of our assets. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditor to satisfy our obligations to the secured creditor. In addition, our credit facilities impose certain restrictive covenants, including financial, ownership, operational and net worth covenants. Failure to satisfy any of these covenants could result in all or any of the following:

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



ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.


SHARE REPURCHASES:

         For the quarter ended December 31, 2005, we did not repurchase any shares under Emerson Radio Corp.'s common stock share repurchase program. The share repurchase program was publicly announced in September 2003 to repurchase up to 2,000,000 shares of Emerson's outstanding common stock. Share repurchases are made from time to time in open market transactions in such amounts as determined in the discretion of Emerson's management within the guidelines set forth by Rule 10b-18 under the Securities Exchange Act. Prior to the December 31, 2005 quarter, the Company repurchased 1,267,623 shares under this program. As of December 31, 2005, the maximum number of shares that are available to be repurchased under Emerson Radio Corp.'s common share repurchase program was 732,377.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

(a)      None

(b)      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         The Annual Meeting of the Company's shareholders was held on December 9, 2005, at which time the shareholders elected the following slate of nominees as the Board of Directors: Michael A.B. Binney, Peter G. Bunger, Jerome H. Farnum, Herbert A. Morey and Geoffrey P. Jurick. There were 27,047,666 shares of outstanding capital stock of the company entitled to vote at the record date for this meeting and there were present at such meeting, in person or by proxy, stockholders holding 26,877,546 shares of the Company's Common Stock, which represented 99.4% of the total capital stock outstanding and entitled to vote.

         (i) There were 21,370,979 shares voted on the matter of the election of directors. The result of the votes cast regarding each nominee for office was:

                                       Votes For           Votes Withheld
                                       ---------           --------------
Michael A. B. Binney                   26,351,654                 525,892
Peter G. Bunger                        24,649,245               2,228,301
Jerome H. Farnum                       26,305,584                 571,962
Herbert A. Morey                       26,359,058                 518,488
Geoffrey P. Jurick                     26,255,498                 622,048

         (ii) With respect to a proposal to ratify the appointment of BDO Seidman, LLP as the independent registered public accounting firm for Emerson for the fiscal year ending March 31, 2006, the votes cast were; 26,753,462 voted in favor, 64,960 voted against, and 59,124 votes abstained from voting on the proposal.


ITEM 5.  OTHER INFORMATION.

                  On December 5, 2005, we announced that our Chairman and Chief Executive Officer, Geoffrey P. Jurick, had completed the sale of 10 million of his Emerson common shares to a subsidiary of The Grande Holdings Limited, a Hong Kong based group of companies engaged in a number of businesses including the manufacture, sale and distribution of audio, video and other consumer electronics and video products. The purchase price was $5.20 per share and was paid in a combination of cash and a convertible debenture of Grande. As a result of the sale, Grande became the owner of approximately 37% of Emerson's outstanding shares.

ITEM 6.  EXHIBITS.


   10.12.7 Seventh Amendment to License Agreement dated December 22, 2005 between Emerson Radio Corp. and Funai Corporation, Inc. (incorporated by reference to Exhibit 10.1 of Emerson's Form 8-K dated December 28, 2005).

   10.13.5 Lease Agreement between Ontario Warehouse I, Inc., as Landlord and Emerson Radio Corp., as Tenant, effective as of December 6, 2005.(incorporated by reference to Exhibit 10.1 of Emerson's Form 8-K dated January 4, 2006).

   10.27.5 Loan and Security Agreement dated as of December 23, 2005, among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd., and Emerson Radio International Ltd. (as Borrowers) and Wachovia Bank, National Association.(incorporated by reference to Exhibit
                10.2 of Emerson's Form 8-K dated December 28, 2005).


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


                                                    EMERSON RADIO CORP.
                                                       (Registrant)



Date:   February 14, 2006  /s/ Geoffrey P. Jurick
                           ----------------------
                           Geoffrey P. Jurick
                           Chairman of the Board,
                           Chief Executive Officer and
                           President
                           (Principal Executive Officer)



Date:   February 14, 2006  /s/ Guy A. Paglinco
                           -------------------
                           Guy A. Paglinco
                           Vice President and
                           Chief Financial Officer
                           (Principal Finance and
                           Accounting Officer)