Form 10-K
period 2006-03-31
EMERSON RADIO CORP
filed 2006-07-17
CIK 32621

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year ended March 31, 2006

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        COMMISSION FILE NUMBER 001-07731

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

                                                          Name of each exchange
         Title of each class                               on which registered
Common Stock, par value $.01 per share                   American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [_] YES [X] NO.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act). [_] YES [X] NO.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. [X] YES [_] NO.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

[_] Large accelerated filer [_] Accelerated filer [X] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [_] YES [X] NO.

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at July 3, 2006 (computed by reference to the last reported sale price of the Common Stock on the American Stock Exchange on such date): $47,080,793

Number of Common Shares outstanding at July 3, 2006: 27,064,832

                      DOCUMENTS INCORPORATED BY REFERENCE:

                        Document                           Part of the Form 10-K
Proxy Statement for 2006 Annual Meeting of Stockholders,         Part III
or an amendment to this Annual Report on Form 10-K

                                     PART I

          This Annual Report on Form 10-K contains, in addition to historical information, "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. See "Business- Forward-Looking Statements."

ITEM 1. BUSINESS

THE COMPANY - OVERVIEW

          We operate in the consumer electronics business, designing, sourcing, importing and marketing a variety of consumer electronic products and licensing our trademarks for a variety of products worldwide. On July 1, 2005, we sold our 53.2% ownership in Sport Supply Group, Inc. to Collegiate Pacific Inc. ("Collegiate") for net proceeds of $30.7 million, after disposition costs, which resulted in a net gain of $12.6 million, or $0.47 per share, that was reported in our results for the quarter ended September 30, 2005. Such gain was net of total estimated income taxes of $4.2 million. SSG distributes and markets sports related equipment and leisure products primarily to institutional customers in the United States. SSG was previously reported as our Sporting Goods Segment. As a result of the sale, the financial position and results of operations of SSG have been presented as discontinued operations for all periods shown in the accompanying financial statements, and we now operate in one segment, the consumer electronics segment.

On December 5, 2005, Geoffrey P. Jurick, our former chairman and chief executive officer, completed the sale of 10,000,000 of his shares of our common stock to a subsidiary of The Grande Holdings Limited ("Grande"), a Hong Kong based group of companies engaged in a number of businesses including the manufacture, sale and distribution of audio, video and other consumer electronics products. As of June 30, 2006, Grande owns approximately 46% of our outstanding common stock. We believe that Grande's investment will help us form a beneficial strategic alliance with Grande, combining substantial resources in manufacturing, brand marketing and global distribution of a wide range of consumer electronic products. We expect that Grande's strong presence in Asia, its manufacturing expertise, particularly for plasma and LCD television sets, and its commitment to building a first class worldwide electronics distribution network for branded products will enhance our business opportunities. Through our relationship with Grande, we hope to benefit from cross licensing and marketing opportunities internationally, particularly in Europe and Asia, and to leverage Grande's direct sales force and relationships to expand the reach of our consumer electronic products.

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

          Unless the context otherwise requires, the term "Emerson," "we," "us" and "our" refers to Emerson Radio Corp. and its subsidiaries, excluding its former SSG subsidiary.

          For additional disclosures of our major customers, as well as financial information about geographical areas of our operations, see Item 8 - "Financial Statements and Supplementary Data" - Note 14 of Notes to Consolidated Financial Statements.

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

GENERAL

          We, directly and through several subsidiaries, design, source, import, market, sell and license to certain licensees a variety of consumer electronic products, both domestically and internationally, under the Emerson(R) and HH Scott(R) brand names. These products include:

               o    video products - televisions, digital video disc players
                    (DVD), video cassette recorders (VCR), combination television/VCR/DVD units, and set top boxes;

               o    microwave ovens;

               o audio products, clock radios, home theater systems and multi-media systems;

               o    houseware products; and

               o video accessories, telecommunication equipment, certain computer accessories, specialty, other consumer electronic products and mobile electronics.

          We also license a variety of specialty logos and trademarks from third parties for use on various products that we design and distribute. We refer to these licenses agreements as "inward licenses."

          The trade name "Emerson Radio" dates back to 1912 and is one of the oldest and most well respected names in the consumer electronics industry. See "Licensing and Related Activities."

          We believe we possess an advantage over our competitors due to the combination of:

               o    the "Emerson(R)" brand recognition;

               o    our distribution base and established customer relations;

               o    our sourcing expertise and established vendor relations;

               o an infrastructure with personnel experienced in servicing and providing logistical support to the domestic mass merchant distribution channel; and

               o our extensive experience in establishing license and distribution agreements on a global basis for a variety of products.

          We intend to continue leveraging our core competencies to offer a broad variety of current and new consumer electronic products to customers. In addition, we intend to enter into additional inward licenses, as well as licenses for the use of our trade names and trademarks by third parties (which we refer to as "outward licenses"). We continue to enter into distribution agreements that take advantage of our trademarks and utilize the logistical and sourcing advantages of unrelated third-parties for products that are more efficiently marketed through these agreements. We continuously evaluate potential licenses and distribution agreements. See "Licensing and Related Activities."

          Our core business consists of selling, distributing, and licensing various low and moderately priced consumer electronic products in various categories. The majority of our marketing and sales efforts are concentrated in the United States, although we also sell our products in certain other international regions. Major competitors in these markets are foreign-based manufacturers and distributors. See "-"Competition."

          Products

          Emerson's current product and branded categories consist of the following:

VIDEO PRODUCTS                     AUDIO PRODUCTS            OTHER
--------------                     --------------            -----
Televisions                        Portable stereo systems   Housewares
Specialty televisions              Digital clock radios      Home theater systems
Digital video disc players         Shelf stereo systems      Microwave ovens
Specialty video cassette players   Specialty clock radios    Multi-media systems
Video cassette recorders                                     Telecommunications Equipment

          Growth Strategy

          We believe growth opportunities exist through the implementation of the following:

               o higher penetration levels within our existing customers through increases in the products offered and sold;

               o expansion of our existing customer base in United States through our sales staff and outside sales representative organizations;

               o expansion of our existing worldwide customer base through foreign distribution agreements and direct selling, particularly in Europe and Asia;

               o leveraging Grande's manufacturing expertise and direct sales force and relationships to expand the reach of our consumer electronic products, particularly in Europe and Asia;

               o expansion into distribution channels we are not currently utilizing through new products;

               o development and sales of new products not presently being offered by us, such as electronics and accessories that utilize popular theme characters and logos through the expansion of our inward license agreements;

               o further development of our direct to consumer sales channel, primarily through the further development of our internet web-site;

               o continuing to capitalize on the "Emerson(R)" and "H.H. Scott(R)" trademarks through outward license agreements with third parties to license the "Emerson(R)" and "H.H. Scott(R)" trademarks for products not currently being sold, and in geographic areas not presently being serviced; and

               o expansion through strategic mergers with and acquisitions of other businesses.

          In connection with our strategic focus, we may acquire an equity position in other corporate entities.

          We believe that the "Emerson(R)" trademark is recognized in many countries. A principal component of our growth strategy is to utilize this global recognition of our brand name and our reputation for quality and cost competitive products to aggressively promote our product lines within the United States and targeted international geographic areas. We believe that we will be able to compete more effectively in the highly competitive consumer electronics and microwave oven industries, domestically and internationally, by combining innovative approaches to our current product line and augmenting our product line with complementary products, such as wine coolers. We intend to pursue such plans either independently or through relationships with other companies, including our relationship with Grande, as well as license arrangements, distributorship agreements and joint ventures. See "-"Licensing and Related Activities."

          Sales and Distribution

          Our Direct Import Program allows our customers to import and receive product directly from our contracted manufacturers located outside the United States. Under the Direct Import Program, title for our product passes to the customer in the country of origin when the product is shipped by the manufacturer. We also sell product to customers from our United States based finished goods inventory, which is referred to as our Domestic Program. Under the Domestic Program, title for our product primarily passes at the time of shipment. Under both programs, we recognize revenues at the time title passes to the customer. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          We have an integrated system to coordinate the purchasing, sales and distribution aspects of our operations. We receive orders from our major accounts electronically, via electronic data interface (EDI), facsimile, telephone or mail. We do not have long-term contracts with any of our customers, but rather receive orders on an ongoing basis. Products imported by us, generally from the Far East, are shipped by ocean and/or inland freight and then stored in contracted public and private warehouse facilities for shipment to customers. We monitor our inventory levels and goods in transit through the use of our electronic inventory system. When a purchase order under our Domestic Program is received, it is filled from our inventory and the warehoused product is labeled and prepared for outbound shipment to the customer by common, contract or small package carrier.

          Domestic Marketing

          In the United States, we market our products primarily through:

               o    mass merchandisers;

               o    discount retailers;

               o    toy retailers; and

               o    distributors and specialty catalogers.

          In fiscal 2006 and 2005, Wal-Mart Stores accounted for approximately 37% and 41% of our net revenues, respectively, Target Stores accounted for approximately 17% and 16% of our net revenues, respectively, and Kmart Stores accounted for approximately 10% and 9% of our net revenues, respectively. No other customer accounted for more than 10% of our net revenues in either period. Management believes that a loss, or a significant reduction, of sales to Wal-Mart, Target or Kmart would have a materially adverse effect on our business and results of operations.

          Approximately 55% and 45% of the net revenues in fiscal 2006 and fiscal 2005, respectively, were made through third-party sales representative organizations that receive sales commissions and work in conjunction with our own sales personnel. With our permission, third-party sales representative organizations may sell competitive products in addition to our products. In most instances, either party may terminate a sales representative relationship on 30 days prior notice by us and 90 days prior notice by the sales representative organization in accordance with customary industry practice. We utilize approximately 19 sales representative organizations, including two through which approximately 19% and 11% of our net revenues were made in fiscal 2006. For fiscal 2005, two sales organizations accounted for approximately 18% and 16% of our net revenues, including sales to two of our three major customers, as described above. No other sales representative organization accounted for more than 10% of our net revenues in either year. The remainder of our sales are to customers that are serviced by our sales personnel. Management does not believe that the loss of one or more sales representative organizations would have a material adverse effect on our business and results of operations.

          Foreign Marketing

          We primarily market and distribute our products in the United States. Accordingly, foreign sales account for less than 10% of total revenues and are not considered material. We intend to expand our existing worldwide customer base through our foreign distribution agreements and direct selling, particularly in Europe and Asia.

          Licensing and Related Activities

          We have several outward license agreements that allow licensees to use our trademarks for the manufacture and/or the sale of consumer electronics and other products. These agreements allow the licensee to use our trademarks for a specific product category, or to use them within a specific geographic area (examples of such areas includes some or all the countries located in North America, South America, Mexico and parts of Europe), or for sales to a specific customer base, or to some combination of the above, or by any other category that might be defined in the license agreement. These license agreements are subject to renewal at the expiration of the agreements and are governed by the laws of the United States. Agreements in effect at March 31, 2006 have various expiration dates ranging through December of 2010. Total license revenues recognized and earned in fiscal 2006, 2005, and 2004 were approximately $7,674,000, $10,804,000, and $10,973,000, respectively. We record licensing revenues as earned over the term of the related agreements.

          Effective January 1, 2001, we entered into a license agreement (the "Video License Agreement") with Funai Corporation, Inc. ("Funai"), which was subsequently amended, to extend the term of the agreement until December 31, 2010. The Video License Agreement allows Funai to manufacture, market, sell and distribute specified products bearing the "Emerson(R)" trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, We receive non-refundable minimum annual royalty payments of $4.3 million each calendar year and a license fee on sales of products subject to the Video License Agreement in excess of the minimum annual royalties. During fiscal 2006, 2005 and 2004, license revenues of $5,321,000, $8,555,000 and $8,759,000, respectively, were recorded under this agreement.

Throughout various parts of the world, we maintain distribution and outward license agreements that encompass the sale of various Emerson(R) branded products into defined geographic areas and intend to pursue additional licensing and distribution opportunities. We believe that such activities have had and will continue to have a positive impact on operating results by generating income with minimal, if any, incremental costs and without any working capital requirements. We continue to protect our brand through rigid license and product selection and control processes. See Item 1 - "Business - Forward-Looking Information" and Item 7 -"Management's Discussion and Analysis of Financial Condition and Results of Operations."

          Effective March 2003, we entered into an inward license agreement with MTV Networks to license the Nickelodeon name, trademark and logo, along with several of Nickelodeon's trademarks and logos. The initial term of the agreement expired in December 2005, and has been, in accordance with the contract renewal option, extended by one year to December 2006. Additionally, we entered into a second contract with MTV Networks for additional Nickelodeon character trademarks and logos, along with expanded product categories. The term of this second contract also expires in December 2006. These licenses provide Emerson with the rights to use such marks in the United States, and require certain minimum royalties to be paid to MTV Network. We are currently in negotiations for the extension of these contracts and expect these contracts to be renewed.

          Effective July 2005, we entered into an inward license agreement with Apple Computer Inc. The license, which expires in June 2007, allows us to develop and market products that are compatible with the highly popular iPod(R) portable audio and video devices. In addition, the license further provides the right to use the "made for iPod(R)" logo on all of our packaging and promotional material.

          Design and Manufacturing

          Our products are manufactured by several original equipment manufacturers in accordance with our specifications. During fiscal 2006 and 2005, 100% of our purchases consisted of imported finished goods from manufacturers primarily located in China.

Our design team is responsible for product development and works closely with our suppliers. Our engineers determine the detailed cosmetic, electronic and other features for new products, which typically incorporate commercially available electronic parts to be assembled according to our design. Accordingly, the exterior designs and operating features of the products reflect our judgment of current styles and consumer preferences. Our designs are tailored to meet the consumer preferences of the local market, particularly in the case of our international markets.

          The following summarizes our purchases from our major suppliers:

                    Fiscal Year
                    -----------
     SUPPLIER       2006   2005
-----------------   ----   ----
Midea                22%     *
StarLite             15%    16%
Lasco Industries     11%    15%
Oxygen               10%    11%
* - less than 10%

          No other supplier accounted for more than 10% of our total purchases in fiscal 2006 or 2005. We consider our relationships with our suppliers to be satisfactory and believe that, barring any unusual material or part shortages or economic, fiscal or monetary conditions, we could, and in some cases, already have developed, alternative suppliers. No assurance can be given that ample supply of product would be available at current prices if we were required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts. See Item 1 - "Business - Forward-Looking Information, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Inflation, Foreign Currency and Interest Rates."

          Warranties

          We offer limited warranties for our consumer electronics, comparable to those offered to consumers by our competitors in the United States. Such warranties typically consist of a 90 day period for audio products and one year period for microwave products, under which we will pay for labor and parts, or offer a new or similar unit in exchange for a non-performing unit.

          Returned Products

          Our customers return product to us for a variety of reasons, including:

               o    retailer return policies with their customers;

               o    damage to goods in transit and cosmetic imperfections; and

               o    mechanical failures.

          We have entered into agreements with the majority of our suppliers that require the supplier to accept returned defective product. We pay a fee to the supplier and in exchange receive a new unit.

          Backlog

          We do not believe that backlog is a significant factor. The ability of management to correctly anticipate and provide for inventory requirements is essential to the successful operation of our business.

          Trademarks

          We own the:

               o    "Emerson(R)"

               o    "Emerson Research(R)"

               o    "Emerson Interactive sm"

               o    "Girl Power(TM)"

               o    "H.H. Scott(R)"

               o    "iTone(TM)"

               o    "Scott(R)"

               o    "SmartSet(R)"

trademarks for certain of our home entertainment and consumer electronic products in the United States, Canada, Mexico and various other countries. Of the trademarks owned by us, those registered in the United States and Canada must be renewed at various times through 2011 and 2014, respectively. Our trademarks are also registered in various other countries, which registrations must be renewed at various times. We intend to renew all trademarks necessary for our business. We consider the "Emerson(R)" and HH Scott(R) trademarks to be of material importance to our business and, to a lesser degree, the remaining trademarks. We license the "Emerson(R)" and HH Scott(R) trademarks to third parties, the scope of which is on a limited product and geographic basis and for a period of time. See "-Licensing and Related Activities."

          Competition

          As published in the January 2006 edition of the Consumer Electronics Association Market Research report. The market segments of the consumer electronics industry in which we compete generate approximately $27 billion of factory sales annually and are highly fragmented, cyclical and very competitive. The industry is characterized by the short life cycle of products, which requires continuous design and development efforts.

          We primarily compete in the low to medium-priced sector of the consumer electronics market. Management estimates that we have several dozen competitors that are manufacturers and/or distributors, many of which are much larger and have greater financial resources than Emerson. We compete primarily on the basis of:

               o    brand recognition

               o    reliability;

               o    quality;

               o    price;

               o    design;

               o    consumer acceptance of our products; and

               o quality service and support to retailers and their customers.

          We also compete at the retail level for shelf space and promotional displays, all of which have an impact on our success in established and proposed distribution channels.

          Seasonality

          We generally experience stronger demand from our customers for our products in the fiscal quarters ending September and December. However, during the last several years, this revenue pattern has been less prevalent due to the need for retailers to plan earlier for the winter holiday selling season and our management's ability to obtain additional orders to meet increased product demand during the March and June fiscal quarters.

          Working Capital

          Our operations are impacted by our seasonality because we generally record the majority of annual sales in the quarters ending September and December. This seasonality causes us to maintain higher inventory levels during the quarters ending June and September, which in turn increases the working capital needed during these periods. Management believes that its efforts to increase the outward licensing business, improve sales margin stability and maintain the policies in place for returned products should continue to favorably impact our cash flow. We also anticipate that cash flow from operations and the financing presently in place will provide sufficient liquidity to meet our operating and debt service cash requirements in the year ahead.

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

          Many of our products are subject to various Federal regulations, some of which empower the Consumer Product Safety Commission (the "CPSC") to regulate potentially hazardous products. The CPSC has the authority to exclude from the market certain articles that are found to be hazardous and can require a manufacturer to refund the purchase price of products that present a substantial product hazard. CPSC determinations are subject to court review. Similar laws exist in some states and cities in the United States. During the year ended March 31, 2006, none of our products were sanctioned by the CPSC as hazardous.

PRODUCT LIABILITY AND INSURANCE

          Because of the nature of the products sold by us, we are periodically subject to product liability claims resulting from personal injuries. We may become involved in various lawsuits incidental to our business.

          In recent years, product liability insurance has become much more expensive, restrictive and difficult to obtain. Accordingly, there can be no assurance that our general product liability insurance will be sufficient to cover any successful product liability claims made against us in the future. In our opinion, any ultimate liability arising out of currently pending product liability claims will not have a material adverse effect on the financial condition or results of operations. However, any claims substantially in excess of our insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on our financial condition and results of operations.

EMPLOYEES

          As of June 30, 2006, we had approximately 115 employees. None of our employees are represented by unions, and we believe our labor relations are good.

BOARD OF DIRECTORS, MANAGEMENT AND ADVISORS

          At the beginning of our fiscal year, our board of directors was comprised of five individuals (Messrs. Jurick, Farnum, Bunger, Brown and Morey) who had been associated with Emerson for many years. Mr. Brown passed away in August 2005 and Mr. Morey, who also had served as chairman of the Audit Committee, resigned in March 2006. Since December 2005, five individuals (Messrs. Binney, Driscoll, Ma, Pitts and Will) were added to the board. Of these directors, two individuals (Messrs. Binney and Ma) are affiliated with Grande, the holder of approximately 46% of our outstanding common stock. The addition of the new directors adds substantial international and consumer electronics experience and expertise to the board. In March 2006, Mr. Will replaced Mr. Morey as chairman of the Audit Committee.

          Our senior management team also has changed. In March 2006, Adrian Ma was appointed as our chairman and chief executive officer to replace Geoffrey P. Jurick who had served in those positions for over a decade. Mr. Ma brings more than 30 years of senior executive level experience in multinational organizations focused primarily in the consumer electronics industry. In April 2006, Guy A. Paglinco, our chief financial officer since October 2004 resigned. In June 2006, John Florian was promoted from being our controller to the positions of deputy chief financial officer and controller and in July 2006, Mr. Florian was appointed as our principal financial officer. In addition, within the last six months, Beth Calianese, our general counsel, Christina Iatrou, our acting general counsel and Pat Murray, the president of our consumer products subsidiary and chief marketing and sales officer, resigned.

          Relationships with certain of our advisors and financial institutions also have changed. In May 2006, we retained Moore Stephens, P.C. as our independent registered public accounting firm, to replace BDO Siedman, LLP, our former auditors, who resigned in March 2006 and, in December 2005, we entered into our new credit facility with Wachovia Bank, replacing our former credit facility with PNC Bank. In addition, our foreign subsidiaries have developed new relationships with lenders in Asia.

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

ITEM 1A. BUSINESS RELATED RISKS

THERE HAS BEEN A SIGNIFICANT CHANGE IN THE COMPOSITION OF OUR BOARD OF DIRECTORS, SENIOR MANAGEMENT TEAM AND OUTSIDE ADVISORS. THE CHANGES COULD AFFECT OUR RELATIONSHIPS WITH OUR EXISTING CUSTOMERS, LICENSORS AND LICENSEES, AND OUR ABILITY TO ENTER INTO NEW RELATIONSHIPS IN THE FUTURE.

          As disclosed under "Business - Board of Directors, Management and Advisors," there has been significant changes in our board of directors, senior management team and outside advisors. Although many of our new directors and senior management personnel have significant experience in the consumer electronics industry, these individuals have less familiarity with Emerson than did their predecessors.

          Certain of our executive officers have obligations elsewhere and only will be able to devote a portion of their time to our business. For example, Mr. Ma also currently serves as the chief executive officer and a director of Grande.

          These significant changes in our management team, board of directors and outside advisors could affect our relationships with our existing customers, licensors and licensees and our ability to enter into new relationships in the future.

THE SUBSTANTIAL OWNERSHIP OF OUR COMMON STOCK BY A SUBSIDIARY OF THE GRANDE HOLDINGS LIMITED, A HONG KONG BASED GROUP OF COMPANIES, SUBSTANTIALLY REDUCES THE INFLUENCE OF OUR OTHER STOCKHOLDERS.

          As noted previously, The Grande Holdings Limited and it's subsidiaries owns approximately 46% of our outstanding common stock as of June 30, 2006. As a result, Grande currently has the ability to influence significantly the actions that require stockholder approval, including:

          o    the election of our directors; and

          o the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

          As a result, our other stockholders may have little or no influence over matters submitted for stockholder approval.

THE LOSS, OR SIGNIFICANT REDUCTION IN BUSINESS OF ANY OF OUR KEY CUSTOMERS, INCLUDING WAL-MART, TARGET, AND KMART COULD MATERIALLY AND ADVERSELY AFFECT OUR REVENUES AND EARNINGS.

          We are highly dependent upon sales of our products to certain of our customers, including Wal-Mart, Target and Kmart. During our fiscal years ended March 31, 2006 and 2005, Wal-Mart stores accounted for approximately 37% and 41%, respectively, Target stores accounted for approximately 17% and 16%, respectively, and Kmart stores accounted for approximately 10% and 9%, respectively, of our net revenues. Although no other customer accounted for greater than 10% of our net revenues during these periods, other customers may account for more than 10% of our net revenues in future periods. All purchases of our products by customers are made through purchase orders and we do not have any long-term contracts with any of our customers. The loss of Wal-Mart, Target or Kmart, or any of our other customers to which we sell a significant amount of our products or any significant portion of orders from Wal-Mart, Target or Kmart, or such other customers or any material adverse change in the financial condition of such customers could negatively affect our revenues and decrease our earnings.

THE FAILURE TO MAINTAIN OUR RELATIONSHIPS WITH OUR LICENSEES, LICENSORS AND DISTRIBUTORS OR THE FAILURE TO OBTAIN NEW LICENSEES, LICENSORS OR DISTRIBUTION RELATIONSHIPS COULD MATERIALLY AND ADVERSELY AFFECT OUR REVENUES AND EARNINGS.

          We maintain license agreements that allow licensees to use our Emerson(R) and H.H. Scott(R) trademarks for the manufacture and sale of consumer electronics and other products. In addition, we maintain distribution agreements for the distribution of our products into defined geographic areas. Although we have entered into agreements with certain of our licensees and distributors of our products, most of which have a term of three years or less and will expire by December 2010, including our agreement with Funai, we cannot assure that such agreements will be renewed when the terms of such agreements expire, or that our relationships with our licensees or distributors will be maintained on satisfactory terms or at all. In addition, during our fiscal year ended March 31, 2006, we recognized a significant decrease in licensing revenues under our agreement with Funai. The failure to maintain our relationships with Funai and our other licensees and distributors on terms satisfactory to us, the failure to obtain new licensees or distribution relationships or the failure by our licensees to protect the integrity and reputation of our Emerson(R) and H.H. Scott(R) trademarks could materially and adversely affect our licensing revenues and our earnings. We also maintain a license agreement with Apple Computer Inc. to develop and market products that are compatible with the iPod(R) audio and video devices. This license is set to expire in June 2007. In addition, we maintain multiple license agreements with MTV Networks to license the Nickelodeon name, trademark and logo, along with several of Nickelodeon's trademarks and logos, each of which expire in December 2006. We may not be able to renew the license on terms favorable to us or at all. The failure to maintain our relationship with MTV Networks or other licensors could materially and adversely affect our revenues and our earnings

OUR REVENUES AND EARNINGS COULD BE MATERIALLY AND ADVERSELY AFFECTED IF WE CANNOT ANTICIPATE MARKET TRENDS OR ENHANCE EXISTING PRODUCTS OR ACHIEVE MARKET ACCEPTANCE OF NEW PRODUCTS.

          Our success is dependent on our ability to successfully anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and developing new products. In addition, to increase our penetration of current markets and gain footholds in new markets for our products, we must maintain our existing products and integrate them with new products. We may not be successful in developing, marketing and releasing new products that respond to technological developments or changing customer needs and preferences. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these new products. In addition, these new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements to our products are delayed, or if these products or enhancements fail to achieve market acceptance when released, our sales volume may decline and earnings could be materially and adversely affected. In addition, new products or enhancements by our competitors may cause customers to defer or forgo purchases of our products, which could also materially and adversely affect our revenues and earnings.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR OUR PRODUCTS. THE AVAILABILITY TO SECURE OUR PRODUCTS COULD REDUCE OUR REVENUES AND ADVERSELY AFFECT OUR RELATIONSHIP WITH OUR CUSTOMERS.

          We rely on a limited number of suppliers for our component parts and raw materials, most of which are located outside of the United States. Although there are many suppliers for each of our component parts and raw materials, we are dependent on a limited number of suppliers for many of the significant components and raw materials. This reliance involves a number of significant potential risks, including:

          o lack of availability of materials and interruptions in delivery of components and raw materials from our suppliers;

          o manufacturing delays caused by such lack of availability or interruptions in delivery;

          o fluctuations in the quality and the price of components and raw materials, in particular due to the petroleum price impact on such materials; and

          o    risks related to foreign operations.

          We do not have any long-term or exclusive purchase commitments with any of our suppliers. Midea, StarLite, Oxygen, and Lasco Industries are our largest suppliers of components for our products, each of which accounted for more than 10% of our purchases of components for our products for our latest fiscal year. Our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could also negatively affect our ability to obtain our components and raw materials used in our products in a timely manner. If we are unable to obtain ample supply of product from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers' orders which could materially and adversely affect our revenues and our relationship with our customers.

IF OUR ORIGINAL EQUIPMENT MANUFACTURERS ARE UNABLE TO DELIVER OUR PRODUCTS IN THE REQUIRED AMOUNTS AND IN A TIMELY FASHION, WE COULD EXPERIENCE DELAYS OR REDUCTIONS IN SHIPMENTS TO OUR CUSTOMERS WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR REVENUES AND OUR RELATIONSHIP WITH OUR CUSTOMERS.

          All of our products are manufactured in accordance with our specifications by original equipment manufacturers principally located in China.

          If we are unable to obtain our products from the original equipment manufacturers located in China in the required quantities and quality and in a timely fashion, we could experience delays or reductions in product shipments to our customers which could negatively affect our ability to meet the requirements of our customers, as well as our relationships with our customers, which in turn could materially and adversely affect our revenues and operating results.

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

          Any material disruption or slowdown in the operation of our call center, distribution center, manufacturing facilities or management information systems, or comparable disruptions or slowdowns suffered by our principal manufacturers, suppliers and shippers could cause delays in our ability to receive, process and fulfill customer orders and may cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused. As a result, our revenues and operating results could be materially and adversely affected.

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

          o seasonal reductions in business activity in these countries during the summer months which could adversely affect our sales; and

          o new restrictions on the sale of electronic products in European Union countries containing certain hazardous substances.

          The outbreak of severe acute respiratory syndrome in prior years had a particularly strong impact in China, Hong Kong and Singapore and negatively effected our operations. If there was a similar outbreak in the future, our operations, including our ability to obtain our products in a timely fashion, or the operation of our suppliers, manufacturers and shipping companies could be adversely affected which may adversely affect our earnings.

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

          Our sales and earnings can also be affected by changes in the general economy since purchases of consumer electronics are generally discretionary for consumers. Our success is influenced by a number of economic factors which affect disposable consumer income, such as employment levels, business conditions, interest rates and taxation rates. Adverse changes in these economic factors, among others, may restrict consumer spending, thereby negatively effecting our sales and profitability.

          As a result of these and other factors, revenues for any quarter are subject to significant variation, which may adversely affect our results of operations and the market price for our common stock.

IF OUR THIRD PARTY SALES REPRESENTATIVES FAIL TO ADEQUATELY PROMOTE, MARKET AND SELL OUR PRODUCTS, OUR REVENUES COULD SIGNIFICANTLY DECREASE.

          A significant portion of our product sales are made through third party sales representative organizations, whose members are not our employees. Our level of sales depends on the effectiveness of these organizations, as well as the effectiveness of our own employees. Some of these third party representatives may sell (and do sell), with our permission, competitive products manufactured by other third parties as well as our products. During our fiscal years ended March 31, 2006 and 2005, these organizations were responsible for approximately 55% and 45%, respectively, of our net revenues during such periods. In addition, two of these representative organizations were responsible for a significant portion of these revenues. If any of our third party sales representative organizations engaged by us, especially our two largest, fails to adequately promote, market and sell our products, our revenues could be significantly decreased until a replacement organization or distributor could be retained by us. Finding replacement organizations and distributors could be a time consuming process during which our revenues could be negatively impacted.

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

          o if there will be substantial unanticipated costs associated with acquisitions.

In addition, future acquisitions by us may result in:

          o    potentially dilutive issuances of our equity securities;

          o    the incurrence of additional debt; and

          o the recognition of significant charges for impairment and amortization expense related to goodwill and other intangible assets.

We continuously evaluate potential acquisitions of related businesses. However, competition for such potential acquisitions is intense and we have not reached any agreement or arrangement with respect to any particular acquisition and we may not be able to complete any acquisitions on favorable terms or at all.

WE ARE SUBJECT TO INTENSE COMPETITION IN THE INDUSTRY IN WHICH WE OPERATE, WHICH COULD CAUSE MATERIAL REDUCTIONS IN THE SELLING PRICE OF OUR PRODUCTS OR LOSSES OF OUR MARKET SHARE.

          The consumer electronics industry is highly competitive, especially with respect to pricing and the introduction of new products and features. Our products compete in the low to medium-priced sector of the consumer electronics market and compete primarily on the basis of:

          o    reliability;

          o    brand recognition;

          o    quality;

          o    price;

          o    design;

          o    consumer acceptance of the Emerson(R) trademark; and

          o    quality service and support to retailers and our customers.

          In recent years we and many of our competitors have regularly lowered prices, and we expect these pricing pressures to continue. If these pricing pressures are not mitigated by increases in volume, cost reductions from our supplier or changes in product mix, our revenues and profits could be substantially reduced. As compared to us, many of our competitors have:

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

          Our ability to compete effectively will depend on our ability to maintain and protect our proprietary rights. We own the Emerson(R) trademark, which is materially important to our business, as well as our licenses, other trademarks and proprietary rights that are used for certain of our home entertainment and consumer electronics products. Our trademarks are registered throughout the world, including the United States, Canada, Mexico, France, Spain, Germany and the United Kingdom. However, third parties may seek to challenge, invalidate, circumvent or render unenforceable any proprietary rights owned by or licensed to us. In addition, in the event third party licensees fail to protect the integrity of our trademarks, the value of these marks could be materially and adversely affected.

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

THE INABILITY TO USE OUR TAX NET OPERATING LOSSES COULD RESULT IN A CHARGE TO EARNINGS AND COULD REQUIRE US TO PAY HIGHER TAXES.

          We have substantial tax net operating losses available to reduce taxable income for federal and state income tax purposes. A portion of the benefit associated with the tax net operating losses has been recognized as a deferred tax asset in our financial statements and could be used to reduce our tax liability in future profitable periods. We believe these net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured, we believe it is more likely than not that all of the remaining net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed, or estimates of future taxable income during the carry-forward period is reduced.

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

          o it may be more difficult and expensive to obtain additional funds through financings, if such funds are available at all;

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

          Our indebtedness under our credit facilities is secured by substantially all of our assets. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditor to satisfy our obligations to the secured creditor. In addition, our credit facilities impose certain restrictive covenants, including financial, ownership, operational and net worth covenants. Failure to satisfy any of these covenants could result in all or any of the following:

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

IF OUR COMMON STOCK IS DE-LISTED FROM THE AMERICAN STOCK EXCHANGE, SHAREHOLDERS MAY NOT BE ABLE TO RESELL THEIR SHARES AT OR ABOVE THE PRICE AT WHICH THE SHARES WERE PURCHASED, OR AT ALL.

          In order for our common stock to continue to be listed on the American Stock Exchange, we must meet the current American Stock Exchange continued listing requirements, including, among other things, maintaining a majority of independent directors, satisfying the audit committee composition requirements and meeting our filing requirements with the SEC. If we are unable to meet these requirements, our common stock could be de-listed from the American Stock Exchange. If our common stock were to be de-listed from the American Stock Exchange, our common stock could continue to trade on the National Association of Securities Dealers' over-the-counter bulletin board or on the Pink Sheets, as the case may be. Any such de-listing of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets.

FORWARD-LOOKING INFORMATION

          This report contains forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

          Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

          All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as "may," "will," "can," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "project," "predict," "could," "intend," "target," "potential," and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

          o the perception by our customers, licensors and licensees that there is a lack of continuity and stability in our board of directors, management team and advisors;

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

          o    changes in accounting policies, rules and practices; and

          o the other factors listed under "Risk Factors" in this Annual Report on Form 10-K and other filings with the SEC.

          All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this annual report or the date of the document incorporated by reference into this annual report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         Not Applicable
                                       26

ITEM 2. PROPERTIES

          The following table sets forth the material properties owned or leased by us:

                         APPROXIMATE
                            SQUARE                        LEASE EXPIRES
   FACILITY PURPOSE        FOOTAGE         LOCATION        OR IS OWNED
----------------------   -----------   ----------------   -------------
Corporate headquarters      22,500     Parsippany, NJ     December 2009
Hong Kong office             9,396     Hong Kong, China   December 2006
Macao office                 8,700     Macao, China       Owned
Warehouse                   97,100     Irving, TX         June 2010
Warehouse                  180,650     Mira Loma, CA      February 2011

          We also utilize public warehouse space with terms typically of one year or less. Public warehouse expenses vary based upon the volume and value of products shipped from each leased location.

          We believe that the properties used for our operations are in satisfactory condition and adequate for our present and anticipated future operations.

ITEM 3. LEGAL PROCEEDINGS

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

          The complaint asserted two causes of action: The first cause of action was a purported class claim against Emerson and Mr. Jurick for breach of fiduciary duty to the minority shareholders of Sport Supply by selling Emerson's controlling stake in Sport Supply to Collegiate at a premium, allegedly knowing that Collegiate intended to use for its own benefit the proprietary assets of Sport Supply. The second cause of action asserts a purported derivative claim against Collegiate and Messrs. Coerver and Rothenberg for alleged breaches of fiduciary duty and unjust enrichment. Plaintiff alleges that in connection with the purchase of Emerson's controlling block of Sport Supply's stock, Collegiate and Messrs. Coerver and Rothenberg breached their fiduciary duties of loyalty and good faith to Sport Supply's shareholders by transferring assets and technology to Collegiate without compensation to Sport Supply's shareholders. Plaintiff further alleges that Collegiate was unjustly enriched through the use and transfer of Sport Supply's assets.

          Emerson and Mr. Jurick moved to dismiss the first cause of action, and oral argument on their motion was conducted on June 23, 2006. On July 5, 2006, the court granted Emerson and Mr. Jurick's motion and the first cause of action was dismissed. Based on the expectation that Emerson and Mr. Jurick would prevail in their defense, no loss was accrued in this matter as of March 31, 2006.

          For more than two-and-a-half years, Emerson has been defending a consolidated putative class action captioned In Re Emerson Radio Corp. Securities Litigation, 03cv4201 (JLL) (the "Consolidated Action") filed in the United States District Court for the District of New Jersey. The class action complaint asserted claims against Emerson and Messrs. Geoffrey Jurick, Kenneth Corby, John Raab and Jerome Farnum (the "Individual Defendants") on behalf of purchasers of Emerson's publicly traded securities between January 29, 2003 and August 12, 2003 (the "Class Period"). By a December 19, 2005 Opinion and Order, the Court granted the defendants' motion to dismiss the complaint without prejudice and granted the plaintiffs leave to amend their pleading consistent with the rulings in the Court's Opinion and Order.

          On March 3, 2006, one of the lead plaintiffs, Clark Niss, moved to withdraw as a lead plaintiff, which motion was granted on March 29, 2006. On April 13, 2006, the court entered a Stipulation and Order dismissing all claims asserted in the class action complaint with prejudice. On April 26, 2006, the remaining lead plaintiff, Jeffrey Hoffman, filed a Notice of Appeal, taking an appeal of the court's December 19, 2005 dismissal order to the United States Court of Appeals for the Third Circuit. Emerson and the Individual Defendants continue to deny all allegations and intend to defend the appeal vigorously.

          Generally, the complaint had alleged that Emerson and the Individual Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by (i) issuing certain positive statements during the Class Period regarding our ability to replace lost revenues attributable to the Hello Kitty(R) license and (ii) omitting to disclose that Emerson suffered allegedly soured relationships with its largest retail customers. Based on the expectation that the defendants will ultimately prevail in their defense, no loss has been accrued in this matter as of March 31, 2006.

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

                  FISCAL 2006     FISCAL 2005
                 -------------   -------------
                  High    Low     High    Low
                 -----   -----   -----   -----
First Quarter    $3.55   $2.28   $4.10   $3.00
Second Quarter    3.98    2.82    3.25    2.56
Third Quarter     3.60    2.95    3.83    2.58
Fourth Quarter    3.75    2.89    3.98    3.00

          There is no established trading market for our Series A convertible preferred stock, whose conversion feature expired as of March 31, 2002.

          (b) Holders

          At June 27, 2006, there were approximately 321 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our common stock is held of record in broker "street names."

          (c) Dividends

          Our policy has been to retain all available earnings, if any, for the development and growth of our business. We have not paid and do not intend to pay cash dividends on our common stock. In addition, our credit facility restricts our ability to pay cash dividends on our common stock.

          (d) Unregistered Securities

          None

          (e) Share Repurchases

          During the fourth quarter of the fiscal year ended March 31, 2006, we did not repurchase any shares under the Emerson Radio Corp.'s common stock share repurchase program. The share repurchase program was publicly announced in September 2003 to repurchase up to 2,000,000 shares of Emerson's outstanding common stock. Share repurchases are made from time to time in open market transactions in such amounts as determined in the discretion of Emerson's management within the guidelines set forth by Rule 10b - 18 under the Securities Exchange Act. As of March 31, 2006, we repurchased a total of 1,267,623 shares of which 155,998 shares were purchased in fiscal 2006 under this program. The maximum number of shares that are available to be repurchased under Emerson Radio Corp's common share repurchase program as of March 31, 2006 was 732,377.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

          The following table sets forth our selected consolidated financial data for the five years ended March 31, 2006. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                 MARCH 31,   MARCH 31,   MARCH 31,   MARCH 31,   MARCH 31,
                                                    2006        2005(2)     2004(2)     2003(2)   2002 (1),(2)
                                                 ---------   ---------   ---------   ---------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS:
   Net Revenues                                  $ 233,843   $ 230,783   $ 179,952   $ 245,216   $ 212,503
   Operating Income                              $   4,169   $   9,442   $   3,093   $  20,740   $  13,531
   Income from continuing  operations            $   3,712   $   5,113   $      60   $  28,128   $  21,635
   Income (loss) from discontinued operations,
      Net of tax                                 $  12,918   $     792   $  (1,134)  $  (1,082)     (2,228)
   Cumulative effect of change in accounting
      principle                                         --          --          --   $  (5,546)         --
   Net income (loss)                             $  16,630   $   5,905   $  (1,074)  $  21,500   $  19,407

BALANCE SHEET DATA AT PERIOD END:
   Total Assets                                  $  92,502   $ 131,168   $ 118,669   $ 134,562   $ 135,839
   Current Liabilities                              21,772      45,899      40,637      48,668      54,723
   Long-Term Debt                                      575      11,960       8,030         467      29,437
   Shareholders' Equity                             70,155      53,603      47,212      51,237      34,740
   Working Capital                                  60,215      56,116      46,729      49,101      49,290
   Current Ratio                                  3.8 to 1    2.2 to 1    2.2 to 1    2.0 to 1    1.9 to 1

PER COMMON SHARE: (1)
   Basic net income (loss) per share:
      Continuing operations                      $     .13   $     .19   $     .00   $    1.02   $     .69
      Discontinued operations                          .48         .03        (.04)       (.04)       (.07)
      Cumulative effect of change in
         accounting principle                           --          --          --        (.20)
                                                 ---------   ---------   ---------   ---------   ---------
                                                 $     .61   $     .22   $    (.04)  $     .78   $     .62
                                                 =========   =========   =========   =========   =========

   Diluted net income (loss) per share:
      Continuing operations                      $     .13   $     .19   $     .00   $     .98   $     .53
      Discontinued operations                          .48         .03        (.04)       (.04)       (.05)
      Cumulative effect of change in
         accounting principle                           --          --          --        (.19)         --
                                                 ---------   ---------   ---------   ---------   ---------
                                                 $     .61   $     .22   $    (.04)  $     .75   $     .48
                                                 =========   =========   =========   =========   =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                            27,079      26,991      27,227      27,716      31,298
   Diluted                                          27,172      27,264      27,227      28,640      40,485

(1) For fiscal 2002, dilutive securities include 3,531,000 shares assuming conversion of Series A preferred stock at a price equal to 80% of the weighted average market value of a share of common stock, determined as of March 31, 2002. For fiscal 2006, 2005, 2003, and 2002, dilutive securities also include 93,000, 273,000, 924,000, and 452,000 shares assuming conversion of 440,000, 732,000, 1,357,000, and 1,645,000 options, respectively, and 50,000, 50,000, and 200,000 warrants for fiscal 2006, 2005, and 2003, respectively. For fiscal 2002, dilutive securities also included 5,204,000 shares assuming the conversion of convertible debentures. Per common share data is based on the net income or loss for the year and deduction of the amount of dividends required to be paid to the holders of the preferred stock and the weighted average of common stock outstanding during each fiscal year. Loss per share in fiscal 2004 does not include potentially dilutive securities assumed outstanding since the effects of such conversion would be anti-dilutive.

(2) All amounts restated for discontinued operations as a result of the sale of SSG.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of our operations and financial condition should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

          Special Note: Certain statements set forth below constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See Item 1A - "Risk Factors - Forward-Looking Information."

          In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

RESULTS OF OPERATIONS:

          As a result of the sale of SSG, the results of operations of SSG have been presented as discontinued operations for all periods presented, and we now operate in one segment, the consumer electronics segment. Accordingly, only the consumer electronics segment is presented in the following Management's Discussion and Analysis.

          The following table summarizes certain financial information for the fiscal years ended March 31 (in thousands):

                                           2006       2005       2004
                                         --------   --------   --------
Net revenues                             $233,843   $230,783   $179,952
Cost of sales                             204,010    198,221    153,643
Other operating costs and expenses          6,145      5,889      5,254
Selling, general and administrative        19,097     17,436     15,886
Acquisition costs incurred (recovered)         48       (454)     1,553
Non cash compensation                         374        249        523
                                         --------   --------   --------
   Operating income                         4,169      9,442      3,093
Interest expense, net                         785      1,346        883
                                         --------   --------   --------
Income before income taxes                  3,384      8,096      2,210
(Benefit) Provision for income taxes         (328)     2,983      2,150
                                         --------   --------   --------
Net income from continuing operations    $  3,712   $  5,113   $     60
                                         ========   ========   ========

RESULTS OF OPERATIONS - FISCAL 2006 COMPARED WITH FISCAL 2005

          Net Revenues - Net revenues for fiscal 2006 increased $3.0 million, or 1.3%, to $233.8 million as compared to $230.8 million for fiscal 2005. Net revenues are comprised of Emerson(R) branded product sales, themed product sales and licensing revenues. Emerson(R) branded product sales are earned from the sale of products bearing the Emerson(R) or HH Scott(R) brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson(R) and HH Scott(R) brand names to licensees for a fee. The increase in net revenues was comprised of:

               i) Emerson(R) branded products sales decreased to $175.4 million in fiscal 2006 compared to $202.9 million in fiscal 2005, a decrease of $27.5 million, or 13.5%, primarily resulting from decreased sales volumes in the audio product category;

               ii) Themed product sales increased to $50.7 million in fiscal 2006 compared to $17.1 million in fiscal 2005, an increase of $33.6 million, primarily due to increased Nickelodeon sales volume; and

               iii) Licensing revenues decreased $3.1 million, or 29.0%, to $7.7 million in fiscal 2006 compared to $10.8 million in fiscal 2005, primarily due to lower sales volumes from our video licensing agreements. This downward trend in our video license revenue has continued over the last several quarters and is expected to continue in future quarters.

               Cost of Sales - In absolute terms, cost of sales increased $5.8 million, or 2.9%, to $204.0 million in fiscal 2006 as compared to $198.2 million in fiscal 2005. Cost of sales, as a percentage of net revenues, increased from 85.9% in fiscal 2005 to 87.2% in fiscal 2006. The increase in cost of sales in relative terms was primarily due to the proportionate decrease in license revenues as a percentage of sales revenues. The cost of sales as a percentage of sales revenues less license revenues was largely unchanged as it increased to 90.2% in 2006 from 90.1% in 2005, reflecting continued price pressure from our major competitors.

          Gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the price categories of the consumer electronics market in which we compete. Our products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive.

          Other Operating Costs and Expenses - Other operating costs and expenses include those components as described in Note 1 of the Notes to the Consolidated Financial Statements. As a result of increased activity in these areas, other operating costs and expenses as a percentage of net revenues were 2.6% in both fiscal 2006 and fiscal 2005. In absolute terms, other operating costs and expenses increased $256,000, or 4.3%, to $6.1 million for fiscal 2006 as compared to $5.9 million in fiscal 2005.

          Selling, General and Administrative Expenses ("S,G&A") - S,G&A, as a percentage of net revenues, were 8.2% in fiscal 2006 as compared to 7.6% in fiscal 2005. S,G&A, in absolute terms, increased $1.7 million, or 9.5%, to $19.1 million in fiscal 2006 as compared to $17.4 million for fiscal 2005. The increase in S,G&A in absolute terms between fiscal 2006 and 2005 was primarily due to increased sales commissions of $262,000, an increase in personnel expenditures of $484,000, increased advertising costs of $111,000, an increase in accounts receivable reserves of $650,000, and an increase in depreciation expenses of $309,000. These expenses were partially offset by a decrease in professional fees of $220,000

          Acquisition Costs Incurred (Recovered) - In fiscal 2005, adjustments to acquisition costs incurred in the prior year were recorded resulting in a recovery of such costs of $454,000, or -0.2% of net revenues, compared to expenses of $48,000 in fiscal 2006. These costs were associated with contemplated acquisition transactions that were not completed.

          Non Cash Compensation - relate to stock options expense associated with the early adoption of SFAS 123R "Share-Based Payments." Stock based costs increased to $374,000 (0.2% of net revenues) in fiscal 2006 compared to $249,000 (0.1% of net revenues) in fiscal 2005, including approximately $0 and $89,000 respectively, associated with the cost of warrants issued in exchange for consulting services.

          Interest Expense, net - Interest expense decreased $561,000, or 41.7%, to $785,000 (0.3% of net revenues) in fiscal 2006 from $1.3 million (0.6% of net revenues) in fiscal 2005. The decrease was primarily attributable to decreased borrowings and borrowing costs as well as an increase in foreign interest income.

          (Benefits) Provision for Income Taxes - Our provision for income taxes, which primarily represents the deferred tax charges associated with our profits in the United States, resulted in a benefit of $328,000 for fiscal 2006, or 0.1% of net revenues, as compared to $3.0 million for fiscal 2005, or 1.3% of net revenues.

          Income From Continuing Operations - As a result of the foregoing factors, net income from continuing operations amounted to approximately $3.7 million (1.6% of net revenues) for fiscal 2006 as compared to $5.1 million (2.2% of net revenues) in fiscal 2005.

RESULTS OF OPERATIONS - FISCAL 2005 COMPARED WITH FISCAL 2004

          Net Revenues - Net revenues for fiscal 2005 increased $50.8 million, or 28.3%, to $230.8 million as compared to $180.0 million for fiscal 2004. Net revenues are comprised of Emerson(R) branded product sales, themed product sales and licensing revenues. Emerson(R) branded product sales are earned from the sale of products bearing the Emerson(R) or HH Scott(R) brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson(R) and HH Scott(R) brand names to licensees for a fee. The increase in net revenues comprised of:

               i) Emerson(R) branded products sales increased to $202.9 million in fiscal 2005 compared to $158.5 million in fiscal 2004, an increase of $44.3 million, or 28.0%, primarily resulting from increased sales volume;

               ii) Themed product sales increased to $17.1 million in fiscal 2005 compared to $10.4 million in fiscal 2004, an increase of $6.7 million (63.7%), primarily due to increased Nickelodeon sales volume; and

               iii) Licensing revenues decreased $169,000, or 1.5%, to $10.8 million in fiscal 2005 compared to $11.0 million in fiscal 2004, primarily due to slightly lower sales volumes from our video licensing agreements.

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

          Gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the price categories of the consumer electronics market in which we compete, accordingly, a change in revenues does not directly correlate to a change in unit volume. Our products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive.

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

         Acquisition Costs (Recovered) Incurred - Adjustments to acquisition costs incurred in the prior year were recorded in fiscal 2005, resulting in a recovery of such costs of $454,000, or -0.2% of net revenues. For fiscal 2004, acquisition costs were $1.6 million, or 0.9% of net revenues, due to two unsuccessful acquisition attempts during the year.

          Stock Based Costs - Stock based costs relate to the cost of warrants associated with consulting service agreements and stock options expense associated with the early adoption of SFAS 123R "Share-Based Payments." Stock based costs decreased from $523,000 (0.3% of net revenues) in fiscal 2004 to $249,000 (0.1% of net revenues) in fiscal 2005, including approximately $161,000 related to the early adoption of SFAS 123R.

          Interest Expense, net - Interest expense increased $463,000, or 52.4%, to $1.3 million (0.6% of consumer electronics net revenues) in fiscal 2005 from $0.9 million (0.5% of net revenues) in fiscal 2004. The increase was attributable primarily to increased borrowings and borrowing costs during fiscal 2005.

          Provision for Income Taxes - Our provision for income taxes, which primarily represents the deferred tax charges associated with our profits in the United States, was $3.0 million for fiscal 2005, or 1.3% of consumer electronics net revenues, as compared to $2.2 million for fiscal 2004, or 1.2% of consumer electronics net revenues.

          Income From Continuing Operations - As a result of the foregoing factors, net income from continuing operations totaled $5.1 million (2.2% of net revenues) in fiscal 2005 as compared to $60,000 (less than 0.1% of net revenues) in fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 2006, we had cash and cash equivalents of approximately $17.5 million, compared to approximately $1.8 million at March 31, 2005. Working capital increased to $60.2 million at March 31, 2006 as compared to $56.1 at March 31, 2005. The increase in cash and cash equivalents of approximately $15.7 million was primarily due to cash received from the sale of the SSG business and other financing and operating activities as described below.

          Operating cash flow provided by continuing operating activities was approximately $8.6 million for fiscal 2006, resulting from income before depreciation and amortization and deferred tax expenses of approximately $3.7 million, primarily offset by increases in accounts receivable. Growth in accounts receivable accounted for a usage of cash of approximately $4.2 million as a result of the shift from the direct import business (which represents sales under LC arrangements) to domestic business (which represents sales on account), and an increase in consumer demand. Decreases in restricted cash of $2.6 million and inventories of $5.0 million primarily contributed to the increase in sources of cash provided by continuing operations.

          Net cash provided by investing activities of $28.8 million for fiscal 2006, resulted primarily from the proceeds received on the sale of SSG.

          Net cash used by financing activities was $23.1 million for fiscal 2006. Cash was primarily utilized for the repayments of long-term borrowings in the financing of inventory purchases due to the higher level of sales in the current fiscal year, as well as the continuing shift from the direct import to domestic business.

          On December 23, 2005, we entered into a $45.0 million Revolving Credit Agreement with Wachovia Bank, National Association. The $45.0 million revolving line of credit facility provides for revolving loans subject to individual maximums which, in the aggregate, are not to exceed the lesser of $45.0 million or a "Borrowing Base" as defined in the loan agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime plus 0.00% to 0.50% or, at our election, the London Interbank Offered Rate ("LIBOR") plus 1.25% to 2.25% depending on excess availability. Pursuant to the loan agreement, we are restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender's prior consent and are subject to certain leverage financial covenants. Borrowings under the loan agreement are secured by substantially all of our tangible assets.

          At March 31, 2006, there were approximately $4.3 million of letters of credit outstanding under this facility. At March 31, 2006, we were in compliance with the covenants on our credit facilities.

          Our foreign subsidiaries maintain various credit facilities, aggregating $18.7 million, with foreign banks consisting of the following:

               o two letter of credit facilities totaling $11.2 million which is used for inventory purchases; and

               o two back-to-back letter of credit facilities totaling $7.5 million.

          At March 31, 2006, our foreign subsidiaries pledged approximately $3.0 million in certificates of deposit to these banks to assure the availability of the $18.7 million credit facilities. The compensating amount of $3.0 million of restricted cash is legally restricted from use for general business purposes. At March 31, 2006, there were approximately $14.3 million of letters of credit outstanding under these credit facilities. These letter of credit facilities contain a net worth covenant of the foreign subsidiaries with which the subsidiaries were in compliance at March 31, 2006.

          Short-Term Liquidity. Liquidity is impacted by our seasonality in that we generally record the majority of our annual sales in the quarters ending September and December. This requires us to maintain higher inventory levels during the quarters ending June and September, therefore increasing the working capital needs during these periods. Additionally, we receive the largest percentage of product returns in the quarter ending March. The higher level of returns during this period adversely impacts our collection activity, and therefore our liquidity. Management believes that continued sales margin improvement and the policies in place for returned products, should continue to favorably impact our cash flow. In fiscal 2006, products representing approximately 32% of net revenues were imported directly to our customers. This contributes significantly to Emerson's liquidity in that this inventory does not need to be financed directly by us.

          Our principal existing sources of cash are generated from operations and borrowings available under our revolving credit facilities. As of March 31, 2006, we had $41.0 million of borrowing capacity available under our $45.0 million revolving credit facilities, of which there were $4.0 million of letters of credit outstanding, and there were no loans outstanding. In addition, at March 31, 2006, we had $18.7 million of letter of credit facilities, of which approximately $9.5 million was available. We believe that our existing sources of cash, including cash flows generated from operations, will be sufficient to support our existing operations over the next 12 months; provided, however, we may raise additional financing, which may include the issuance of equity securities, or the incurrence of additional debt, in connection with our operations or if we elect to grow our business through acquisitions.

          Contractual Obligations

The following summarizes our obligations at March 31, 2006 for the periods shown (in thousands):

                                             PAYMENT DUE BY PERIOD
                              --------------------------------------------------
                                       LESS THAN 1    1 - 3    3 - 5   MORE THAN
                               TOTAL       YEAR       YEARS    YEARS    5 YEARS
                              ------   -----------   ------   ------   ---------
Notes and mortgages payable   $  641      $   74     $  148   $  148      $271
Capital lease obligations         19          11          8       --        --
Leases                         6,607       1,643      2,890    2,074        --
                              ------      ------     ------   ------      ----
Total                         $7,267      $1,728     $3,046   $2,222      $271
                              ======      ======     ======   ======      ====

          As of March 31, 2006, there were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product.

          Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

          The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles that are generally accepted within the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We consider certain accounting policies related to inventories, trade accounts receivables, impairment of long lived assets, valuation of deferred tax assets, sales return reserves and cooperative advertising accruals to be critical policies due to the estimation processes involved in each.

          Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out basis. We record inventory reserves to reduce the carrying value of inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Conversely, if market conditions improve, such reserves are reduced.

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

          Income Taxes. We record a valuation allowance to reduce the amount of our deferred tax assets to the amount that management estimates is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event that we determined that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if it was determined that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

RECENTLY-ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets" , an amendment of APB Opinion No. 29 ("FAS No. 153"). FAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. FAS No. 153 is effective for fiscal periods after June 15, 2005. The Company does not believe adoption of FAS No. 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued FAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for fiscal years beginning after December 15, 2005. The Company does not believe adoption of FAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued FAS No. 155, "Accounting for Certain Hybrid Financial Instruments ("FAS No. 155")" , which amends FAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". FAS No.155 amends FAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. FAS No. 155 also amends FAS No.140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. FAS No. 155 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          INFLATION, FOREIGN CURRENCY, AND INTEREST RATES

          Neither inflation nor currency fluctuations had a significant effect on our results of operations during fiscal 2006. Our exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders. Emerson purchases virtually all of its products from manufacturers located in China.

          The interest on borrowings under our credit facilities is based on the prime rate or LIBOR, at our option, on the Revolving Credit Agreement. While a significant increase in interest rates could have an adverse effect on our financial condition and results of operations, management believes that given the present economic climate, interest rates are expected to increase, but not so significantly during the coming year as to have a material adverse effect or our financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Index to Financial Statements

                                                                        Page No.
                                                                        --------
o    Report of Independent Registered Public Accounting Firm             41 - 42
o    Consolidated Statements of Operations for the years ended March
     31, 2006, 2005 and 2004                                               43
o    Consolidated Balance Sheets as of March 31, 2006 and 2005             44
o    Consolidated Statements of Changes in Shareholders' Equity for
     the years ended March 31, 2006, 2005 and 2004                         45
o    Consolidated Statements of Cash Flows for the years ended March
     31, 2006, 2005 and 2004                                               46
o    Notes to Consolidated Financial Statements                            47
o    Schedule II--Valuation and Qualifying Accounts and Reserves           85
o All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Emerson Radio Corp.

We have audited the accompanying consolidated balance sheet of Emerson Radio Corp. and Subsidiaries (the "Company"), as of March 31, 2006, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2006, and the consolidated results of their operations, and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule presents fairly, in all material respects, the information set forth therein.


MOORE STEPHENS, P. C.
CERTIFIED PUBLIC ACCOUNTANTS.

Cranford, New Jersey
July 13, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Emerson Radio Corp.

          We have audited the accompanying consolidated balance sheet of Emerson Radio Corp. and Subsidiaries as of March 31, 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended March 31, 2005 and March 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the years ended March 31, 2005 and March 31, 2004. These consolidated financial statements and schedule are the responsibility of the management of Emerson Radio Corp. and Subsidiaries. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emerson Radio Corp. and Subsidiaries at March 31, 2005, and the results of their operations and their cash flows for each of the years ended March 31, 2005, and March 31, 2004 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule presents fairly, in all material respects, the information set forth therein for the years ended March 31, 2005 and March 31, 2004.


BDO SEIDMAN, LLP

New York, New York
May 20, 2005, except Note 6,
as to which the date is
June 27, 2005, and Note 17,
as as to which the date is
July 1, 2005

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED MARCH 31, 2006, 2005, AND 2004
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               2006       2005       2004
                                                             --------   --------   --------
NET REVENUES                                                 $233,843   $230,783   $179,952

COSTS AND EXPENSES:
   Cost of sales                                              204,010    198,221    153,643
   Other operating costs and expenses                           6,145      5,889      5,254
   Selling, general and administrative expenses (exclusive     19,097     17,436     15,886
      of non-cash compensation shown below)
   Acquisition costs (recovered) incurred                          48       (454)     1,553
   Non-Cash compensation                                          374        249        523
                                                             --------   --------   --------
                                                              229,674    221,341    176,859
                                                             --------   --------   --------
OPERATING INCOME                                                4,169      9,442      3,093
   Interest expense, net                                         (785)    (1,346)      (883)
                                                             --------   --------   --------
INCOME BEFORE INCOME TAXES AND DISCONTINUED
   OPERATIONS                                                   3,384      8,096      2,210
   (Benefit) Provision for income taxes                          (328)     2,983      2,150
                                                             --------   --------   --------
INCOME FROM CONTINUING OPERATIONS                               3,712      5,113         60
   Income (loss) from discontinued operations, net of tax      12,918        792     (1,134)
                                                             --------   --------   --------
NET INCOME  (LOSS)                                           $ 16,630   $  5,905   $ (1,074)
                                                             ========   ========   ========
BASIC NET INCOME (LOSS) PER SHARE
   Continuing operations                                     $    .13   $    .19   $    .00
   Discontinued operations                                        .48        .03       (.04)
                                                             --------   --------   --------
                                                             $    .61   $    .22   $   (.04)
                                                             ========   ========   ========
DILUTED NET INCOME (LOSS) PER SHARE
   Continuing operations                                     $    .13   $    .19   $    .00
   Discontinued operations                                        .48        .03       (.04)
                                                             --------   --------   --------
                                                             $    .61   $    .22   $   (.04)
                                                             ========   ========   ========
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                       27,079     26,991     27,227
   Diluted                                                     27,172     27,264     27,227

The accompanying notes are an integral part of the consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2006 AND 2005
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                2006       2005
                                                                              --------   --------
ASSETS

Current Assets:
   Cash and cash equivalents                                                  $ 17,517   $  1,817
   Restricted cash                                                               3,000      5,620
   Accounts receivable (less allowances of $4,770 and $3,783, respectively)     18,996     15,940
   Other receivables                                                             1,427      1,544
   Inventories                                                                  33,003     38,156
   Prepaid expenses and other current assets                                     3,694      3,300
   Deferred tax assets                                                           4,350      3,666
   Current assets of discontinued operations                                       --     31,972
                                                                              --------   --------
      Total current assets                                                      81,987    102,015
Property, plant, and equipment, net                                              2,500      2,292
Trademarks and other intangible assets, net                                        442        600
Deferred tax assets                                                              6,861     11,245
Other assets                                                                       712        477
Non current assets of discontinued operations                                       --     14,539
                                                                              --------   --------
         Total Assets                                                         $ 92,502   $131,168
                                                                              ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Short-term borrowings                                                      $  1,841   $ 13,044
   Current  maturities of long-term  borrowings                                     85         85
   Accounts payable and other current liabilities                               18,121     17,500
   Accrued sales returns                                                         1,583      1,919
   Income taxes payable                                                            142        243
   Current liabilities of discontinued operations                                   --     13,108
                                                                              --------   --------
      Total current liabilities                                                 21,772     45,899
Long-term borrowings                                                               575     11,960
Non current liabilities of discontinued operations                                  --      3,010
Minority interest                                                                   --     16,696
Commitments and contingencies
Shareholders' Equity:
   Preferred shares - 10,000,000 shares authorized; 3,677
      shares issued and outstanding                                              3,310      3,310
   Common shares -- $.01 par value, 75,000,000 shares authorized;
      52,900,297 and 52,883,131 shares issued; 27,064,332 and 27,203,164
      shares outstanding, respectively                                             529        529
   Capital in excess of par value                                              117,085    116,788
   Accumulated other comprehensive losses                                          (70)       (87)
   Accumulated deficit                                                         (26,475)   (43,105)
   Treasury stock, at cost, 25,835,965 and 25,679,967 shares, respectively     (24,224)   (23,832)
                                                                              --------   --------
      Total shareholders' equity                                                70,155     53,603
                                                                              --------   --------
         Total Liabilities and Shareholders' Equity                           $ 92,502   $131,168
                                                                              ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 2006, 2005, AND 2004
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        COMMON SHARES ISSUED
                                                        --------------------              CAPITAL IN
                                            PREFERRED       NUMBER     PAR     TREASURY    EXCESS OF
                                              STOCK       OF SHARES   VALUE      STOCK     PAR VALUE
                                            ---------    ----------   -----    --------   ----------
Balance - March 31, 2003                      $3,310     51,981,431    $520    $(19,675)    $115,122
   Purchase of treasury stock                                                    (4,157)
   Exercise of stock options and warrants                   328,919       3                      281
   Stock based costs                                                                             511
   Tax benefit from exercise of employee
      stock options                                                                              390
   Comprehensive income (loss):
      Net loss
      Interest rate swap
      Recognition of realized loss
         in net loss
      Unrealized loss on securities

         Comprehensive income
                                              ------     ----------    ----    --------     --------
Balance - March 31, 2004                       3,310     52,310,350     523     (23,832)     116,304
   Exercise of stock options and warrants                   572,781       6                      107
   Stock based costs                                                                             377
   Comprehensive income:
      Net income
      Interest rate swap

         Comprehensive income
                                              ------     ----------    ----    --------     --------
Balance - March 31, 2005                       3,310     52,883,131     529     (23,832)     116,788
   Purchase of treasury stock                                                      (392)
   Exercise of stock options and warrants                    17,166                               51
   Stock based costs                                                                             246
   Comprehensive income:
      Net income
      Unrealized gain on securities

         Comprehensive income
                                              ------     ----------    ----    --------     --------
Balance - March 31, 2006                      $3,310     52,900,297    $529    $(24,224)    $117,085
                                              ======     ==========    ====    ========     ========

                                             ACCUMULATED
                                                OTHER                         TOTAL
                                            COMPREHENSIVE   ACCUMULATED   SHAREHOLDERS'
                                                LOSSES        DEFICIT        EQUITY
                                            -------------   -----------   -------------
Balance - March 31, 2003                        $(104)       $(47,936)       $51,237
   Purchase of treasury stock                                                 (4,157)
   Exercise of stock options and warrants                                        284
   Stock based costs                                                             511
   Tax benefit from exercise of employee
      stock options                                                              390
   Comprehensive income (loss):
      Net loss                                                 (1,074)        (1,074)
      Interest rate swap                          (16)                           (16)
      Recognition of realized loss
         in net loss                               42                             42
      Unrealized loss on securities                (5)                            (5)
                                                                             -------
         Comprehensive income                                                 (1,053)
                                                -----        --------        -------
Balance - March 31, 2004                          (83)        (49,010)        47,212
   Exercise of stock options and warrants                                        113
   Stock based costs                                                             377
   Comprehensive income:
      Net income                                                5,905          5,905
      Interest rate swap                           (4)                            (4)
                                                                             -------
         Comprehensive income                                                  5,901
                                                -----        --------        -------
Balance - March 31, 2005                          (87)        (43,105)        53,603
   Purchase of treasury stock                                                   (392)
   Exercise of stock options and warrants                                         51
   Stock based costs                                                             246
   Comprehensive income:
      Net income                                               16,630         16,630
      Unrealized gain on securities                17                             17
                                                                             -------
         Comprehensive income                                                 16,647
                                                -----        --------        -------
Balance - March 31, 2006                        $ (70)       $(26,475)       $70,155
                                                =====        ========        =======

The accompanying notes are an integral part of the consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 2006, 2005, AND 2004
                                 (IN THOUSANDS)

                                                                  2006       2005       2004
                                                                --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   INCOME FROM CONTINUING OPERATIONS                            $  3,712   $  5,113   $     60
   Adjustments to reconcile income  to net cash
      provided (used) by operating activities:
      Depreciation and amortization                                1,076        775        643
      Non cash compensation                                          374        249        511
      Deferred tax expense (benefit)                                (519)     2,852      1,483
      Asset allowances, reserves, and other                          958        126     (1,695)
      Changes in assets and liabilities:
         Restricted cash                                           2,620     (2,670)    (1,250)
         Accounts receivable                                      (4,227)    (9,502)    (2,007)
         Other receivables                                           117        968        (47)
         Inventories                                               5,030     (7,885)    (4,398)
         Prepaid expenses and other current assets                  (394)    (1,378)     2,692
         Other assets                                               (674)        55        (95)
         Accounts payable and other current liabilities              621     (2,206)     5,222
         Income taxes payable                                       (101)      (266)      (243)
                                                                --------   --------   --------
Operating cash flow provided (used) by continuing operations       8,593    (13,769)       876
Operating cash flow provided (used) by discontinued operations       220      4,572       (559)
                                                                --------   --------   --------
Net cash provided (used) by operating activities                   8,813     (9,197)       317

CASH FLOW FROM INVESTING ACTIVITIES:
         Additions to property and equipment                        (687)    (2,018)        27
                                                                --------   --------   --------
         Investing Activities of continuing operations              (687)    (2,018)        27
         Investing Activities of discontinued operations,
          including proceeds from sale of SSG (net of cash
          at date of sale)                                        29,488       (580)    10,233
                                                                --------   --------   --------
Net cash provided (used) by investing activities                  28,801      2,598     10,260

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings (repayments)                                 --         75    (11,556)
   Net borrowings (repayments) under line of credit facility     (11,203)     8,282      2,844
   Purchases of common stock                                        (392)        --     (4,157)
   Exercise of stock options and warrants                             51        107        284
   Long-term borrowings                                           34,682     61,661     44,458
   Repayments of long-term borrowings                            (46,050)   (57,730)   (36,834)
                                                                --------   --------   --------
Finance Activities of continuing operations                      (22,912)    12,395     (4,961)
Finance Activities of discontinued operations                       (143)    (4,011)   (10,660)
                                                                --------   --------   --------
Net cash provided (used) by financing activities                 (23,055)     8,384    (15,621)
Net increase (decrease) in cash and cash equivalents              14,559     (3,411)    (5,044)
Cash and cash equivalents at beginning of year                     2,958      6,369     11,413
                                                                --------   --------   --------
Cash and cash equivalents at end of year (including cash of
 discontinued operations of $0, $1,741 and $1,156,
 respectively)                                                  $ 17,517   $  2,958   $  6,369
                                                                ========   ========   ========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                            841   $  1,128   $    733
                                                                ========   ========   ========
   Cash paid for income taxes                                   $    819   $    587   $  1,546
                                                                ========   ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES:

BACKGROUND AND BASIS OF PRESENTATION

          The consolidated financial statements include the accounts of Emerson Radio Corp. ("Emerson", consolidated - the "Company"), which operates in the consumer electronics business. On July 1, 2005, Emerson sold its 53.2% ownership in Sport Supply Group, Inc. ("SSG"), which was previously reported as the Company's Sporting Goods Segment, to Collegiate Pacific Inc. ("Collegiate") for net proceeds of $30.6 million, after disposition costs, which resulted in a net gain of $12.6 million, or $0.47 per share, that was reported in the Company's results for the quarter ended September 30, 2005. Such gain was net of total estimated income taxes of $4.2 million. As a result of the sale, the financial position and results of operations of SSG have been presented as discontinued operation for all periods shown in the accompanying financial statements (see
Note 17), and the Company now operates in one segment, the consumer electronics segment. The consumer electronics business includes the design, sourcing, importing and marketing of a variety of consumer electronic products and the licensing of the "Emerson(R)" trademark for a variety of products domestically and internationally to certain licensees.

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

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

INVESTMENTS

          The Company determines the appropriate classifications of securities at the time of purchase and evaluates the continuing appropriateness of that classification thereafter. The investments held by the Company of approximately $3,000 and $175,000 at March 31, 2006 and 2005, respectively, were classified as "available-for-sale securities," and are included in prepaid expenses and other current assets. Realized gains and losses are reported separately as a component of income, and unrealized gains and losses are reported separately as a component of comprehensive income and accumulated other comprehensive income. Declines in the market value of securities deemed to be other than temporary are included in earnings.

CONCENTRATIONS OF CREDIT RISK

          Certain financial instruments potentially subject the Company to concentrations of credit risk. Accounts receivable represent sales to retailers and distributors of consumer electronics throughout the United States and Canada. The Company periodically performs credit evaluations of its customers but generally does not require collateral. The Company provides for any anticipated credit losses in the financial statements based upon management's estimates and ongoing reviews of recorded allowances. The accounts receivable allowance for fiscal 2006, 2005 and 2004 consists of the following:

                                     2006     2005     2004
                                    ------   ------   ------
                                         (IN THOUSANDS)
Allowance for doubtful accounts     $  730   $  182   $  331
Chargeback reserves                    406      330      326
Allowance for sales returns          3,634    3,271    2,509
                                    ------   ------   ------
Total account receivable reserves   $4,770   $3,783   $3,166
                                    ======   ======   ======

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

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Depreciation of property, plant and equipment is provided by the straight-line method as follows:

     o    Buildings                                  Thirty years to forty years
     o    Machinery and Equipment                    Five years to ten years
     o    Computer Equipment and Software            Three years to ten years
     o    Furniture & Fixtures and Office Equipment  Five years to seven years

LONG-LIVED ASSETS

          The Company's long-lived assets include property and equipment, trademark and other amortizable intangibles. At March 31, 2006, the Company had approximately $2,500,000 of property and equipment, net of accumulated depreciation, and approximately $442,000 of trademark and other amortizable intangible assets, net of amortization, accounting for approximately 3% of the Company's total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposals of Long-Lived Assets." Recoverability of assets held and used are measured by a comparison of the carrying amount of an asset to estimated undiscounted pre-tax future net cash flows. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations.

REVENUE RECOGNITION

          Revenues are recognized at the time title passes to the customer. Under the Direct Import Program, title passes in the country of origin. Under the Domestic Program, title passes primarily at the time of shipment. Estimates for possible returns are based upon historical return rates and netted against revenues. Returns are not permitted unless defective.

COST OF SALES

          Cost of sales includes actual product cost, change in inventory reserves, duty, buying costs, the cost of transportation to the Company's warehouses from its manufacturers, warehousing costs, and an allocation of depreciation and amortization.

OTHER OPERATING COSTS AND EXPENSES

          Other operating costs and expenses include costs associated with returned product received from retailers, the costs associated with the markdown of returned inventory, and an allocation of depreciation and amortization. Because we do not include other operating costs and expenses in cost of sales, our gross margin may not be comparable to those of other distributors that may include all costs related to the cost of product to their cost of sales and in the calculation of gross margin.

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

FOREIGN CURRENCY

          The assets and liabilities of foreign subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Related translation adjustments are reported as a separate component of shareholders' equity. Losses and gains resulting from foreign currency transactions are included in the results of operations.

          The Company does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations.

ADVERTISING EXPENSES

          Advertising expenses are charged to operations as incurred and are included in selling, general and administrative expenses. Total advertising expenses were approximately $1,108,000, $945,000, and $151,000 for fiscal 2006, 2005, and 2004, respectively.

COOPERATIVE ADVERTISING EXPENSES

          Cooperative advertising programs and other volume-based incentives are accounted for on an accrual basis as a reduction in net revenue according to the requirements of Emerging Issue Task Force 01-09, "Accounting for Consideration Given By a Vendor to a Customer or a Reseller of the Vendor's Products" in the period in which the related sales are recognized. Cooperative advertising expenses were approximately $5,014,000, $4,446,000, and $2,671,000, for fiscal 2006, 2005, and 2004, respectively.

INTERNET EXPENSES

          The Company expenses the operating and development costs of its Internet websites when incurred.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

INTEREST EXPENSES

          The Company expenses the interest expenses when incurred. The interest expenses for fiscal 2006, 2005 and 2004 consist of:

                                            2006    2005    2004
                                           -----   ------   ----
                                               (In thousands)
Interest expense                           $ 841   $1,074   $561
Amortization of deferred financing costs     439      401    370
Interest income                             (495)    (129)   (48)
                                           -----   ------   ----
   Interest Expense, net                   $ 785   $1,346   $883
                                           =====   ======   ====

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

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

STOCK- BASED COMPENSATION

          During the fourth quarter of fiscal 2005, the Company elected to early-adopt Statement of Financial Accounting Standard No. 123R, "Share-Based Payment" ("SFAS 123R") under the modified retrospective approach applied only to prior interim periods in the current year. As a result, the Company has applied SFAS 123R to new awards and to awards modified, repurchased, or cancelled after April 1, 2004. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered that were outstanding as of April 1, 2004 are being recognized as the requisite service is rendered on or after April 1, 2004 (generally over the remaining option vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated for pro forma disclosures under previously issued accounting standards. As a result of applying the provisions of SFAS 123R, the Company has recorded compensation costs of $374,000 and $249,000 during fiscal 2006 and fiscal 2005, respectively. Prior to the adoption of SFAS 123R, the Company followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equaled or exceeded the market price of the underlying stock on the date of grant, no compensation expense was recognized. The Company adopted the disclosure-only provisions under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). For the purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information for fiscal 2004 is as follows:

                                                               2004
                                                             -------
Income (loss) from continuing operations (in thousands):
   As reported                                               $(3,735)
   Less: Stock-based compensation expense                        (35)
                                                             -------
   Pro forma (loss)                                          $(3,770)
                                                             =======
Income (loss) from continuing operations per common share:
   Basic - as reported                                       $  (.14)
   Basic - pro forma                                         $  (.14)
   Diluted - as reported                                     $  (.14)
   Diluted - pro forma                                       $  (.14)

                                                               2004
                                                             -------
Net income (loss) (in thousands):
   As reported                                               $(1,074)
   Less: Stock-based compensation expense                        (35)
                                                             -------
   Pro forma (loss)                                          $(1,109)
                                                             =======
Net income (loss) per common share:
   Basic - as reported                                       $  (.04)
   Basic - pro forma                                         $  (.04)
   Diluted - as reported                                     $  (.04)
   Diluted - pro forma                                       $  (.04)

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The fair value of Emerson's options for purposes of recording expenses under SFAS 123R and pro forma disclosures under SFAS 123 were calculated using the Black-Scholes option valuation model and the following assumptions for fiscal 2006 and 2005, respectively: (i) a risk free interest rate of 3.50% and 3.50%;
(ii) a weighted average expected life of 10 years and 5 years; (iii) an expected volatility of 49% and 49%; and (iv) no dividend yield for both years. The weighted average fair value of employee stock options granted for the Emerson Plan in fiscal 2006 and 2005 was $1.58 and $1.56, respectively. No options were granted by Emerson in fiscal 2004.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Emerson's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

RECENT PRONOUNCEMENTS

     On December 16, 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets" , an amendment of APB Opinion No. 29 ("FAS No. 153"). FAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. FAS No. 153 is effective for fiscal periods after June 15, 2005. The Company does not believe adoption of FAS No. 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     In May 2005, the FASB issued FAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" . This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for fiscal years beginning after December 15, 2005. The Company does not believe adoption of FAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

     In February 2006, the FASB issued FAS No. 155, "Accounting for Certain Hybrid Financial Instruments ("FAS No. 155")" , which amends FAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". FAS No.155 amends FAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. FAS No. 155 also amends FAS No.140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. FAS No. 155 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows

RECLASSIFICATIONS

          Certain reclassifications were made to conform prior year's financial statements to the current presentation.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2 -- INVENTORIES:

          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of March 31, 2006 and 2005, inventories consisted of the following:

                            MARCH 31, 2006   MARCH 31, 2005
                            --------------   --------------
                                     (IN THOUSANDS)

Finished goods                 $34,416           $39,446
Less inventory allowances       (1,413)           (1,290)
                               -------           -------
                               $33,003           $38,156
                               =======           =======

NOTE 3 - RELATED PARTY TRANSACTIONS

          On December 5, 2005, ("Grande") purchased approximately 37% (10,000,000 shares) of the Company's outstanding common stock from the Company's Chairman and Chief Executive Officer, Geoffrey P. Jurick. In January 2006, Emerson commenced leasing office space and procuring services in connection with this office space rental in Hong Kong from Grande on terms which Emerson management believes reflect arms length transactions. For fiscal year ended March 31, 2006 Emerson incurred expenses with Grande for such fees approximating $53,000 under these arrangements. Since the initial purchase of common stock from Mr. Geoffrey P. Jurick, Grande has increased its holdings of Emerson Radio Corp. common stock to approximately 46%.

NOTE 4 -- PROPERTY, PLANT, AND EQUIPMENT:

          As of March 31, 2006 and 2005, property, plant, and equipment is comprised of the following:

                                                   2006      2005
                                                 -------   -------
                                                   (IN THOUSANDS)

Buildings                                        $ 1,175   $ 1,344
Computer Equipment & Software                      2,588     2,438
Furniture and fixtures                             1,578     1,537
Machinery and equipment                              951       626
Leasehold improvements                               698       358
                                                 -------   -------
                                                   6,990     6,303
Less accumulated depreciation and amortization    (4,490)   (4,011)
                                                 -------   -------
                                                 $ 2,500   $ 2,292
                                                 =======   =======

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          Depreciation and amortization of property, plant, and equipment from continuing operations amounted to $630,000, $321,000, and $393,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

          In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. The Company adopted SFAS 142 effective April 1, 2002 and ceased amortizing goodwill on that date.

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

          Other intangible assets as of March 31, 2006 and related amortization expense for the year then ended, consist of the amounts shown below (in thousands). Trademarks relate to costs incurred in connection with the licensing agreements for the use of certain trademarks and service marks in conjunction with the sale of our products. The cost of intangible assets and related accumulated amortization are removed from the Company's accounts during the year in which they become fully amortized.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                              WEIGHTED AVERAGE
FISCAL YEAR ENDED MARCH 31,     GROSS CARRYING   AMORTIZATION    ACCUMULATED   AMORTIZATION     AMORTIZATION
2006                                AMOUNT          EXPENSE     AMORTIZATION      PERIOD           PERIOD
-----------------------------   --------------   ------------   ------------   ------------   ----------------
Amortizable Intangible Assets
   Trademarks                       $4,923           $159          $4,481       10-40 years       17 years

                                                                                              WEIGHTED AVERAGE
FISCAL YEAR ENDED MARCH 31,     GROSS CARRYING   AMORTIZATION    ACCUMULATED   AMORTIZATION     AMORTIZATION
2005                                AMOUNT          EXPENSE     AMORTIZATION      PERIOD           PERIOD
-----------------------------   --------------   ------------   ------------   ------------   ----------------
Amortizable Intangible Assets
   Trademarks                       $4,923           $144          $4,322       10-40 years       17 years

          Amortization expense for the year ended March 31, 2004 was $141,000.

          As of March 31, 2006, estimated amortization expense of other intangible assets for each of the next five years, and thereafter, is as follows (in thousands):

2007         $137
2008           24
2009           24
2010           24
2011           24
Thereafter    209
             ----
             $442
             ====

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 6 -- BORROWINGS:

SHORT-TERM BORROWINGS

          As of March 31, 2006 and 2005, short-term borrowings consisted of amounts outstanding under the Company's foreign bank facilities held by its foreign subsidiaries. Availability under this facility totals $9.5 million and is maintained by the pledge of bank deposits of approximately $3.0 million and $5.6 million as of March 31, 2006 and March 31, 2005, respectively. These compensating amounts are legally from use for general business purposes and are classified as restricted cash in the current asset section of the balance sheet.

                     2006      2005
                    ------   -------
                     (IN THOUSANDS)

Foreign bank loan   $1,841   $13,044

LONG -TERM BORROWINGS

          As of March 31, 2006 and 2005, long-term borrowings consisted of the following:

                                      2006     2005
                                      ----   -------
                                      (IN THOUSANDS)

Emerson revolver                      $ --   $11,300
Mortgage payable                       641       715
Equipment notes and other               19        30
                                      ----   -------
                                       660    12,045
Less current maturities                 85        85
                                      ----   -------
   Long-term debt and notes payable   $575   $11,960
                                      ====   =======

          Emerson Credit Facility - On December 23, 2005, the Company entered into a $45.0 million Revolving Credit Agreement with Wachovia Bank, National Association. The loan agreement provides for a $45.0 million revolving line of credit which replaced the Company's prior $35.0 million credit facility under substantially the same terms and conditions. The $45.0 million revolving line of credit facility provides for revolving loans subject to individual maximums which, in the aggregate, are not to exceed the lesser of $45.0 million or a "Borrowing Base" as defined in the loan agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime (0.00% as of March 31, 2006) plus 0.00% to 0.50% or, at the Company's election, LIBOR (1.25% as of March 31, 2005) plus 1.25% to 2.25% depending on excess availability. Pursuant to the Revolving Credit Agreement, the Company is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender's prior consent and is subject to certain leverage financial covenants. Amounts outstanding under the loan agreement will be secured by substantially all of the Company's tangible assets.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          As of March 31, 2006, there were approximately $4.3 million of letters of credit outstanding under this facility. At March 31, 2006 we were in compliance with the covenants contained in the loan agreement.

          As of March 31, 2006, the carrying value of this credit facility approximated fair value.

          Maturities of long-term borrowings as of March 31, 2006, by fiscal year and in the aggregate are as follows (in thousands):

2007                         $ 85
2008                           82
2009                           74
2010                           74
2011                           74
Thereafter                    271
                             ----
   Total                      660
Less current portion           85
                             ----
   Total long term portion   $575
                             ====

NOTE 7 - INCOME TAXES:

                              2006     2005     2004
                              ----    ------   ------
                                  (IN THOUSANDS)
Current:
   Federal                   $  90    $   --   $   --
   Foreign, state and other    100       131      667
Deferred:
   Federal                    (389)    2,637    1,843
   Foreign, state and other   (129)      215     (360)
                             -----    ------   ------
                             $(328)   $2,983   $2,150
                             =====    ======   ======

          The Company files a consolidated federal return and certain state and local income tax returns.

          The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory U.S. rate of 34% to income before income taxes from continuing operations for the years ended March 31, 2006, 2005, and 2004 are analyzed below:

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                 2006    2005     2004
                                 ----   ------   ------
                                     (IN THOUSANDS)
Statutory provision (recovery) $ 1,285  $2,603   $1,727
Foreign income taxes                --    (223)     434
State taxes                        249     382      662
Other, net                      (1,862)    221     (673)
                               -------  ------   ------
Total income tax (benefit)     $  (328) $2,983   $2,150
                               =======  ======   ======

          As of March 31, 2006 and 2005, the significant components of the Company's deferred tax assets and liabilities were as follows:

                                      2006     2005
                                      ----   -------
                                      (IN THOUSANDS)
Deferred tax assets:
   Accounts receivable reserves    $ 2,540    $ 2,279
   Inventory reserves                1,309      1,028
   Net operating loss carryforwards  6,724     11,149
   Other                               637        455
                                   -------    -------
      Total deferred tax assets     11,210     14,911
   Valuation allowance                  --        --
                                   -------   -------
      Net deferred tax assets       11,210    14,911
Deferred tax liabilities:
   Property, plant and equipment        --        --
                                   -------   -------
      Net deferred taxes           $11,210   $14,911
                                   =======   =======

          Total deferred tax at March 31, 2005, include the tax benefit on $90 million of net operating loss carryforwards as of March 31, 2005, and are subject to limitations under IRC section 382 and expire in the years 2006 through 2019. The tax benefits related to these operating loss carryforwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

          Income (loss) of foreign subsidiaries before taxes was $230,000, $526,000, and $(2,872,000) for the years ended March 31, 2006, 2005, and 2004, respectively.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          No provision was made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company or an U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practible to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES:

LEASES:

          The Company leases warehouse and office space with annual commitments as follows (in thousands):

FISCAL YEARS   AMOUNT
------------   ------
    2007       $1,643
    2008        1,446
    2009        1,444
    2010        1,332
    2011          742
 Thereafter        --
               ------
    Total      $6,607
               ======

          Rent expense from continuing operations, which includes month-to-month leases, aggregated $1,283,000, $1,241,000, and $1,249,000 for fiscal 2006, 2005, and 2004, respectively.

LETTERS OF CREDIT:

          At March 31, 2006 there were $4.0 million of letters of credit outstanding under the Company's Credit Facilities (see Note 6). The Company's foreign subsidiaries also currently maintain various credit facilities aggregating $18.7 million with foreign banks subject to annual review consisting of the following: (i) two letter of credit facilities totaling $11.2 and (ii) two back-to-back credit facilities totaling $7.5 million. These facilities are used for inventory purchases and require the Company to pledge approximately $3.0 million of cash for such availability and for the benefit of its' foreign subsidiaries, who establish back-to-back letters of credit with the Company's customers. The $3.0 million is legally restricted from use for general business purposes and is classified as restricted cash in the current asset section of the balance sheet. At March 31, 2006, there were $9.2 million of letters of credit outstanding under these credit facilities. These credit facilities require net worth covenants of the foreign subsidiaries, for which they were in compliance at March 31, 2006.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

CAPITAL EXPENDITURE AND OTHER COMMITMENTS:

          As of March 31, 2006, there were no material capital expenditure commitments and there were no substantial commitments for purchase orders outside the normal purchase orders used to secure product.

EMPLOYEE BENEFIT PLAN:

          The Company currently sponsors defined contribution 401(k) retirement plans which are subject to the provisions of the Employee Retirement Income Security Act (ERISA). The Company matches a percentage of the participants' contributions up to a specified amount. These contributions to the plan for fiscal 2006, 2005 and 2004 were $93,000, $94,000, and $103,000, respectively and were charged to operations for the periods presented.

SHAREHOLDER TRANSACTION:

          On December 5, 2005, the Company announced that its Chairman and Chief Executive Officer, Geoffrey P. Jurick, had completed the sale of 10 million of his Emerson common shares to Grande, a Hong Kong based group of companies engaged in a number of businesses including the manufacture, sale and distribution of audio, video and other consumer electronics and video products. The purchase price was $5.20 per share and was paid in a combination of cash and a convertible debenture of Grande. As a result of the sale, Grande became the owner of approximately 37% of the Company's outstanding shares. Since the initial purchase of common stock from Mr. Geoffrey P. Jurick, Grande has increased its holdings of the Company's common stock to approximately 46%.

NOTE 9 -- STOCK BASED COMPENSATION:

          In July 1994, the Company adopted a Stock Compensation Program ("Program"). The maximum aggregate number of shares of common stock available pursuant to the Program is 2,000,000 shares and the Program is comprised of four parts--the Incentive Stock Option Plan, the Supplemental Stock Option Plan, the Stock Appreciation Rights Plan and the Stock Bonus Plan. In 2004 the Company adopted the 2004 Employee Stock Options Plan. The provisions for exercise price, term and vesting schedule are, for the most part, the same as the previous Incentive Stock Option Plan.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of transactions during the last three years is as follows:

                                NUMBER OF   WEIGHTED AVERAGE
                                 OPTIONS     EXERCISE PRICE
                                ---------   ----------------
Outstanding - March 31, 2003    1,059,603         $1.07
   Exercised                     (277,269)         1.00
                                ---------         -----
Outstanding - March 31, 2004      782,334          1.09
   Granted                        425,000          3.10
   Exercised                     (700,000)         1.10
                                ---------         -----
Outstanding - March 31, 2005      507,334          2.60
                                ---------         -----
   Granted                         50,000          2.62
   Exercised                         (500)         1.50
   Cancelled                     (154,000)         2.27
                                ---------         -----
Outstanding - March 31, 2006      402,834         $2.93
                                =========         =====
Exercisable at March 31, 2006     136,166         $2.71
                                =========         =====

          The following table provides additional information as to the options outstanding under the Stock Compensation Program and the 2004 Employee Stock Option Plan as of March 31, 2006:

                             OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                  -----------------------------------------   ----------------------------
                                    WEIGHTED       WEIGHTED
                                    AVERAGE         AVERAGE                    WEIGHTED
RANGE OF             AMOUNT        REMAINING       EXERCISE     AMOUNT         AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE     PRICE    EXERCISABLE   EXERCISE PRICE
---------------   -----------   ----------------   --------   -----------   --------------
$1.00                27,334            4.3           $1.00       27,334          $1.00
$1.50                   500            5.0            1.50          500           1.50
$2.62                50,000            9.2            2.62           --             --
$2.96 - $2.97       125,000            8.6            2.96       41,666           2.96
$3.26               200,000            8.6            3.26       66,666           3.26
                    -------            ---           -----      -------          -----
                    402,834            8.3           $2.93      136,166          $2.71
                    =======            ===           =====      =======          =====

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          Subject to the terms set forth in each option agreement, generally, the term of each option is ten years, except for incentive stock options issued to any person who owns more than 10% of the voting power of all classes of capital stock, for which the term is five years. Unless otherwise provided, options may not be exercised during the first year after the date of the grant. Thereafter, each option becomes exercisable on a pro rata basis on each of the first through third anniversaries of the date of the grant. The exercise price of options granted must be equal to or greater than the fair value of the shares on the date of the grant, except that the option price with respect to an option granted to any person who owns more than 10% of the voting power of all classes of capital stock shall not be less than 110% of the fair value of the shares on the date of the grant. As of March 31, 2006, there were a total of 402,834 options outstanding with exercise prices ranging from $1.00 per share to $3.26 per share. As of March 31, 2006, 27,834 of the total options outstanding were fully vested with 325,000 options vesting through October 2007 and 50,000 options vesting through June 2008. At March 31, 2006, 2005 and 2004, the weighted average exercise price of exercisable options under the Program was $2.71, $1.01 and $1.09, respectively.

          In October 1994, the Company's Board of Directors adopted, and the stockholders subsequently approved, the 1994 Non-Employee Director Stock Option Plan. The maximum number of shares of Common Stock available under such plan was 300,000 shares. In 2004, the Company's Board of Directors, and the stockholders subsequently approved the 2004 Non-Employee Director Stock Option Plan, the provisions for exercise price, term and vesting schedule being, for the most part, the same as the 1994 Non-Employee Director Stock Option Plan. A summary of transactions under the plan for the three years ended March 31, 2006 is as follows:

                                NUMBER OF   WEIGHTED AVERAGE
                                 OPTIONS     EXERCISE PRICE
                                ---------   ----------------
Outstanding: March 31, 2003      133,333          $1.00
   Exercised                      (8,333)          1.00
                                --------          -----
Outstanding: March 31, 2004      125,000           1.00
   Granted                       125,000           3.00
   Exercised                    (125,000)          1.00
                                --------          -----
Outstanding - March 31, 2005     125,000           3.00
   Granted                       175,000           3.23
   Exercised                     (16,666)          3.00
                                --------          -----
Outstanding - March 31, 2006     283,334          $3.14
                                ========          =====
Exercisable at March 31, 2006     25,000          $3.00
                                ========          =====

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       The following table provides additional information as to the options outstanding under the Non-Employee Director Stock Option Plan as of March 31, 2006:

                                      OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                           -----------------------------------------   ----------------------------
                                             WEIGHTED       WEIGHTED
                                             AVERAGE         AVERAGE                    WEIGHTED
                             AMOUNT         REMAINING       EXERCISE      AMOUNT         AVERAGE
RANGE OF EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE     PRICE    EXERCISABLE   EXERCISE PRICE
------------------------   -----------   ----------------   --------   -----------   --------------
$3.00                         108,334           8.4           $3.00       25,000          $3.00
$3.07                          25,000           9.8            3.07           --             --
$3.23                          75,000           9.7            3.23           --             --
$3.28                          75,000           9.9            3.28           --             --
                             --------           ---           -----       ------          -----
                              283,334           9.3           $3.14       25,000          $3.00
                             ========           ===           =====       ======          =====

          All options granted under the Non-Employee Director Stock Option Plan during the fiscal years ending March 31, 2003, 2004 and 2005 were at exercise prices equal to or greater than the fair value of the Company's stock on the date of the grant, which was accounted for by using APB25 for fiscal 2003 and 2004. As of March 31, 2006, there were a total of 283,334 options outstanding with exercise prices ranging from $3.00 per share to $3.28 per share. As of March 31, 2006, none of the options outstanding were fully vested with 108,334, 75,000, 25,000 and 75,000 options vesting through August 2007, December 2008, January 2009 and March 2009, respectively. At March 31, 2006, 2005 and 2004, the weighted average exercise price of exercisable options under the Non-Employee Director Stock Option Plan was $3.00, $0.00 and $1.00, respectively.

NOTE 10 -- SHAREHOLDERS' EQUITY:

COMMON SHARES:

          Authorized common shares consists of 75,000,000 shares of common shares, par value $0.01 per share, of which, 27,064,332 and 27,203,164 shares were issued and outstanding as of March 31, 2006 and 2005, respectively. Shares held in treasury at March 31, 2006 and 2005 were 25,835,965 and 25,679,967, respectively.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

COMMON STOCK REPURCHASE PROGRAM:

          In January 2000, September 2001 and September 2003, the Company's Board authorized share repurchase programs for 5,000,000 shares, 1,000,000 shares, and 2,000,000 shares, respectively. In fiscal 2006, the Company repurchased 155,998 shares for $392,109, pursuant to the programs. In fiscal 2005, no shares were repurchased under these programs. In fiscal 2004, the Company repurchased 1,111,625 shares for $4,157,000, pursuant to the programs. The shares were repurchased in open market transactions within guidelines set forth by Rule 10b-18 of the Securities and Exchange Act of 1934 and were funded by working capital. As of March 31, 2006, 732,377 shares remain available for repurchase under the program established in September 2003.

SERIES A PREFERRED STOCK:

          The Company has issued and outstanding 3,677 shares of Series A Preferred Stock, ("Preferred Stock") $.01 par value, with a face value of $3,677,000, which had no market value as of March 31, 2006. Effective March 31, 2002, the previously existing conversion feature of the Preferred Stock expired. Effective March 31, 2001, dividends are no longer accrued on these shares.

WARRANTS:

          On August 1, 2002, in connection with a consulting agreement, the Company granted 200,000 warrants with an exercise price of $2.20, of which 100,000 warrants vested after six months and 100,000 warrants vested one year from date of grant. The warrants were valued using the Black-Scholes option valuation model and were charged to earnings over the related service period of the consulting agreement with approximately $420,000 and $49,000 being charged to operations for fiscal 2004 and 2003, respectively. During February 2003, 100,000 of these warrants were exercised, and accordingly the Company issued 100,000 shares of common stock. In November 2003, the remaining 100,000 of these warrants were exercised under a cashless exercise and 45,544 shares of common stock were issued.

          On October 7, 2003, in connection with a consulting arrangement, the Company granted 50,000 warrants with an exercise price of $5.00 per share. These warrants were valued using the Black-Scholes option valuation model, which resulted in $90,500 being charged to earnings during fiscal 2004. As of March 31, 2006, these warrants had not been exercised.

          On August 1, 2004, in connection with a consulting agreement, the Company granted 50,000 warrants with immediate vesting and an exercise price of $3.00 per share with an expiration date of August 2009. These warrants were valued using the Black-Scholes valuation model, which resulted in $88,500 being charged to earnings during the fiscal year ended March 31, 2005. As of March 31, 2006, these warrants had not been exercised.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 11 -- NET EARNINGS PER SHARE:

          The following table sets forth the computation of basic and diluted earnings per share for the years ended March 31, 2006, March 31, 2005, and March 31, 2004:

                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                       2006      2005      2004
                                                     -------   -------   -------
NUMERATOR:
Net earnings from continuing operations for
   basic and diluted earnings per share              $ 3,712   $ 5,113   $    60
                                                     =======   =======   =======
DENOMINATOR:
Denominator for basic earnings per share -
   weighted average shares                            27,079    26,991    27,227
Effect of dilutive securities:
   Options and warrants                                   93       273        --
                                                     -------   -------   -------
Denominator for diluted earnings per share -
   weighted average shares and assumed conversions    27,172    27,264    27,227
                                                     =======   =======   =======
EARNINGS FROM CONTINUING OPERATIONS
   Basic and diluted earnings per share              $   .13   $   .19   $   .00
                                                     =======   =======   =======

          For fiscal 2004, loss per share does not include potentially dilutive securities assumed outstanding since the effects of such conversion would be anti-dilutive. For the year ended March 31, 2005, 50,000 shares attributable to outstanding stock warrants were excluded from the calculation of diluted earnings per share because the exercise price of the stock warrants exceeded the average price of the common shares, and therefore their inclusion would have been antidilutive. For the year ended March 31, 2006, 350,000 shares attributable to outstanding stock options and 50,000 shares attributable to outstanding stock warrants were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants exceeded the average price of the common shares, and therefore their inclusion would have been antidilutive.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 12 -- LICENSE AGREEMENTS:

          The Company has several license agreements that allow licensees to use its trademarks for the manufacture and/or the sale of consumer electronics and other products and are referred to as outbound licenses. These license agreements (i) allow the licensee to use the Company's trademarks for a specific product category, or for sale within specific geographic areas, or for sales to a specific customer base, or any combination of the above, or any other category that might be defined in the license agreement, (ii) may be subject to renewal at the initial expiration of the agreements and are governed by the laws of the United States and (iii) have expiration dates ranging from March 2006 through September 2010. License revenues recognized and earned in fiscal 2006, 2005, and 2004, including the amounts described in the next paragraph, were approximately $7,674,000, $10,804,000, and $10,973,000, respectively. The Company records licensing revenues as earned over the term of the related agreements.

          Effective January 1, 2001, the Company entered into a license agreement ("Video License Agreement") with Funai Corporation, Inc. ("Funai"), which was subsequently amended, with the latest amendment extending the Video License Agreement to December 31, 2010. The Video License Agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the "Emerson(R)" trademark to customers in the U.S., and Canadian markets. Under the terms of the agreement, Emerson will receive non-refundable minimum annual royalty payments of $4.3 million each calendar year and a license fee on sales of product subject to the Video License Agreement in excess of the minimum annual royalties. During fiscal 2006, 2005 and 2004, revenues of $5,320,000, $8,555,000 and $8,759,000 respectively, were recorded under this agreement.

NOTE 13 -- LEGAL PROCEEDINGS:

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

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The complaint asserted two causes of action: The first cause of action was a purported class claim against Emerson and Mr. Jurick for breach of fiduciary duty to the minority shareholders of Sport Supply by selling Emerson's controlling stake in Sport Supply to Collegiate at a premium, allegedly knowing that Collegiate intended to use for its own benefit the proprietary assets of Sport Supply. The second cause of action asserts a purported derivative claim against Collegiate and Messrs. Coerver and Rothenberg for alleged breaches of fiduciary duty and unjust enrichment. Plaintiff alleges that in connection with the purchase of Emerson's controlling block of Sport Supply's stock, Collegiate and Messrs. Coerver and Rothenberg breached their fiduciary duties of loyalty and good faith to Sport Supply's shareholders by transferring assets and technology to Collegiate without compensation to Sport Supply's shareholders. Plaintiff further alleges that Collegiate was unjustly enriched through the use and transfer of Sport Supply's assets.

Emerson and Mr. Jurick moved to dismiss the first cause of action, and oral argument on their motion was conducted on June 23, 2006. On July 5, 2006, the court granted Emerson and Mr. Jurick's motion and the first cause of action was dismissed. Based on the expectation that Emerson and Mr. Jurick would prevail in their defense, no loss was accrued in this matter as of March 31, 2006.

For more than two-and-a-half years, Emerson has been defending a consolidated putative class action captioned In Re Emerson Radio Corp. Securities Litigation, 03cv4201 (JLL) (the "Consolidated Action") filed in the United States District Court for the District of New Jersey. The class action complaint asserted claims against Emerson and Messrs. Geoffrey Jurick, Kenneth Corby, John Raab and Jerome Farnum (the "Individual Defendants") on behalf of purchasers of Emerson's publicly traded securities between January 29, 2003 and August 12, 2003 (the "Class Period"). By a December 19, 2005 Opinion and Order, the Court granted the defendants' motion to dismiss the complaint without prejudice and granted the plaintiffs leave to amend their pleading consistent with the rulings in the Court's Opinion and Order.

On March 3, 2006, one of the lead plaintiffs, Clark Niss, moved to withdraw as a lead plaintiff, which motion was granted on March 29, 2006. On April 13, 2006, the court entered a Stipulation and Order dismissing all claims asserted in the class action complaint with prejudice. On April 26, 2006, the remaining lead plaintiff, Jeffrey Hoffman, filed a Notice of Appeal, taking an appeal of the court's December 19, 2005 dismissal order to the United States Court of Appeals for the Third Circuit. Emerson and the Individual Defendants continue to deny all allegations and intend to defend the appeal vigorously.

Generally, the complaint had alleged that Emerson and the Individual Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by (i) issuing certain positive statements during the Class Period regarding our ability to replace lost revenues attributable to the Hello Kitty(R) license and (ii) omitting to disclose that Emerson suffered allegedly soured relationships with its largest retail customers. Based on the expectation that the defendants will ultimately prevail in their defense, no loss has been accrued in this matter as of March 31, 2006.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 14 -- BUSINESS SEGMENT INFORMATION AND MAJOR CUSTOMERS:

          Operations for the Company are summarized below by geographic area (in thousands):

                                        YEAR ENDED MARCH 31, 2006
                                    ---------------------------------
                                      U.S.     FOREIGN   CONSOLIDATED
                                    --------   -------   ------------
Sales to external customers         $224,983   $ 8,860     $233,843
                                    ========   =======     ========
Income (loss) before income taxes   $  3,779   $  (395)    $  3,384
                                    ========   =======     ========
Identifiable assets                 $ 80,072   $12,430     $ 92,502
                                    ========   =======     ========

                                        YEAR ENDED MARCH 31, 2005
                                    ---------------------------------
                                      U.S.     FOREIGN   CONSOLIDATED
                                    --------   -------   ------------
Sales to external customers         $226,551   $ 4,232     $230,783
                                    ========   =======     ========
Income (loss) before income taxes   $  8,317   $  (221)    $  8,096
                                    ========   =======     ========
Identifiable assets                 $ 74,779   $11,832     $ 86,611
                                    ========   =======     ========

                                        YEAR ENDED MARCH 31, 2004
                                    ---------------------------------
                                      U.S.     FOREIGN   CONSOLIDATED
                                    --------   -------   ------------
Sales to external customers         $172,765   $ 7,187     $179,952
                                    ========   =======     ========
Income (loss) before income taxes   $  2,314   $  (104)    $  2,210
                                    ========   =======     ========
Identifiable assets                 $ 62,288   $ 9,688     $ 71,976
                                    ========   =======     ========

          Identifiable assets are those assets used in operations in each geographic area. In addition to operating assets, at March 31, 2006, 2005, and 2004, there were non-operating assets of $8,714,000, $8,798,000 and $11,437,000, respectively, located in foreign countries.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company's net sales to one customer aggregated approximately 37%, 41% and 25% of net revenues for the years ended March 31, 2006, 2005, and 2004, respectively. The Company's net sales to another customer aggregated 17%, 16%, and 15% for the years ended March 31, 2006, 2005, and 2004, respectively. The Company's net sales to a third customer aggregated 10%, 9%, and 4% for the years ended March 31, 2006, 2005 and 2004. The trade accounts receivable balance for these three customers, net of specific reserves, approximated 55%, 7% and 7% of consolidated trade accounts receivable as of March 31, 2006, respectively, and approximated 50%, less than 1% and 9% of consolidated trade accounts receivable as of March 31, 2005, respectively. The Company has policies and procedures to limit its credit risk related to this and other customers.

NOTE 16 -- QUARTERLY INFORMATION (UNAUDITED):

          The following table sets forth certain information regarding the Company's results of operations for each full quarter within the fiscal years ended March 31, 2006 and March 31, 2005, with amounts in thousands, except for per share data. Due to rounding, quarterly amounts may not fully sum to yearly amounts. (In thousands, except per share data).

                                                        FISCAL 2006                        FISCAL 2005
                                            ----------------------------------  ----------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS        1ST QRT  2ND QRT  3RD QRT  4TH QRT  1ST QRT  2ND QRT  3RD QRT  4TH QRT
------------------------------------------  -------  -------  -------  -------  -------  -------  -------  -------
Net revenues                                $38,647  $77,576  $76,514  $41,106  $47,826  $59,880  $80,345  $42,732
Operating income (loss)                         613    2,356    2,458   (1,258)   2,355    3,088    4,951     (952)
Income (loss) before income taxes               206    2,157    2,088   (1,067)   2,120    2,759    4,551   (1,334)
Income (loss) from continuing operations        144    1,274    1,395      899    1,174    1,747    2,919     (727)
Income (loss) from discontinued operations      272   12,646       --       --      631      415   (1,014)     760
                                            -------  -------  -------  -------  -------  -------  -------  -------
Net income (loss)                           $   416  $13,920  $ 1,395  $   899  $ 1,805  $ 2,162  $ 1,905  $    33
                                            =======  =======  =======  =======  =======  =======  =======  =======
Basic net income (loss) per share :
Continuing operations                       $   .01  $   .05  $   .05  $   .02 $   .05  $   .06  $   .11  $  (.03)
Discontinued operations                         .01      .47       --       --      .02      .02     (.04)     .03
                                            -------  -------  -------  -------  -------  -------  -------  -------
                                            $   .02  $   .52  $   .05  $   .02 $   .07  $   .08  $   .07  $   0.0
                                            =======  =======  =======  =======  =======  =======  =======  =======
Diluted net income
(loss) per share:
Continuing operations                       $   .01  $   .05  $   .05  $   .02  $   .05  $   .06  $   .11  $  (.03)
Discontinued operations                         .01      .46       --       --      .02      .02     (.04)     .03
                                            -------  -------  -------  -------  -------  -------  -------  -------
                                            $   .02  $   .51  $   .05  $   .02  $   .07  $   .08  $   .07  $   0.0
                                            =======  =======  =======  =======  =======  =======  =======  =======
Weighted average shares
   Outstanding - basic                       27,172   27,048   27,048   27,048   26,630   27,076   27,103   27,154
   Outstanding - diluted                     27,226   27,177   27,154   27,048   27,261   27,216   27,239   27,154

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

NOTE 17 - DISCONTINUED OPERATIONS:

          On July 1, 2005, the Company sold its 53.2% interest in SSG to Collegiate. After disposition costs, the Company realized and reported in the quarter ended September 30, 2005, a gain of approximately $12.6 million, net of estimated deferred taxes of $4.2 million. Proceeds from the sale were used to pay down $18.5 million of indebtedness.

          The following table summarizes the result of these discontinued operations, net of income taxes for which there was no provision or recovery in any period (in thousands).

Discontinued Operations (SSG)       2006      2005      2004
                                  -------   -------   -------
Net revenues                      $23,218   $89,921   $83,822
Operating income                      610     1,861    (4,125)
Gain on sale of SSG, net of tax    12,646        --        --
Net income                        $12,918   $   792   $(1,134)

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          Net assets related to discontinued operations of $13.7 million are reported on the accompanying March 31, 2005 balance sheet and consist of:

Cash and cash equivalents                       $ 1,137
Accounts receivable                              13,770
Inventories, net                                 15,361
Deferred tax assets                               1,257
Prepaid and other current assets                    447
                                                -------
Total current assets                            $31,972
                                                -------
Property, plant and equipment, net                5,983
Intangible assets, net                            4,478
Deferred catalog expenses                         1,597
Deferred tax assets                               2,130
Other assets                                        351
                                                -------
Total non current assets                        $14,539
                                                =======
Account payable and other current liabilities   $13,108
Long term borrowings                              3,010
Minority interest                                16,696
                                                -------
Total liabilities and Minority interest         $32,814
                                                =======
Net assets                                      $13,697
                                                =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          As previously reported in a Form 8-K dated May 23, 2006, on May 17, 2006, we retained the services of Moore Stephens, P.C. as our independent auditors to replace our former independent auditors, BDO Seidman, LLP. This engagement and replacement was approved by our Audit Committee. During the two most recent fiscal years, and any subsequent interim period prior to May 17, 2006, we did not consult with Moore Stephens, P.C. regarding any matters noted in Items 304(a) of Regulation S-K.

          There have been no "disagreements" within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any events of the type listed in Item 304(a)(1)(v)(A) through (D) of Regulation S-K, involving BDO Seidman that occurred within the two most recent fiscal years and the interim period prior to May 17, 2006. BDO Seidman's report on our financial statements for the fiscal years ended March 31, 2004 and 2005 did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          We provided BDO Seidman with a copy of the disclosures made pursuant to the Form 8-K (which disclosures are consistent with the disclosures noted above) and BDO Seidman furnished us with a letter addressed to the SEC stating that it agreed with the statements made by us in the Form 8-K filing, a copy of which was filed as an exhibit to the Form 8-K.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Disclosure controls and procedures.

          During the fourth quarter of fiscal 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

          Based on their evaluation as of March 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

ITEM 9B. OTHER INFORMATION

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

          The information required is incorporated herein by reference to Emerson's definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2006.

ITEM 11. EXECUTIVE COMPENSATION

          The information required is incorporated herein by reference to Emerson's definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required is incorporated herein by reference to Emerson's definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required is incorporated herein by reference to Emerson's definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required is incorporated herein by reference to Emerson's definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2006.

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

    10.12.5 Fifth Amendment to License Agreement effective May 18, 2005 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit (10.12.5) of Emerson's Annual Report on Form 10-K for the year ending March 31, 2005)

    10.12.7 Seventh Amendment to License Agreement effective December 22, 2005 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit 10.1 of Emerson's Current Report on Form 8-K filed on December 28, 2005)

    10.13 Second Lease Modification dated as of May 15, 1998 between Hartz Mountain, Parsippany and Emerson (incorporated by reference to Exhibit (10) (v) of Emerson's Annual Report on Form 10-K for the year ended April 3, 1998).

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

    10.13.5 Lease Agreement (Single Tenant) between Ontario Warehouse I, Inc., a Florida corporation, as Landlord, and Emerson Radio Corp., a

                 Delaware corporation, as Tenant, effective as of December 6, 2005 (incorporated by reference to Exhibit 10.1 to Emerson's Current Report on Form 8-K filed on January 4, 2006).

    10.13.6 Letter agreement, dated November 28, 2005, between Emerson Radio Corp. and The Grande Group (hong Kong) limited regarding lease of office space.

    10.13.7 Letter agreement, dated November 28, 2005, between Emerson Radio Corp. and The Grande Group (hong Kong) limited regarding management services for office space.

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

    10.26.5 Agreement between Emerson Radio and Guy A. Paglinco, dated March 23, 2006 (incorporated by reference to Exhibit 10.1 to Emerson's Current Report on Form 8-K filed on March 29, 2006).

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

    10.28.3 Stock Purchase Agreement among Emerson Radio Corp., Collegiate Pacific Inc. and Emerson Radio (Hong Kong) Limited dated July 1,2005 (incorporated by reference to Exhibit 2.1 to Emerson's Current Report on Form 8-K filed on July 8, 2005).

    14.1 Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Emerson's Annual Report on Form 10-K for the year ended March 31, 2004).

    16.1 Letter of BDO, dated as of March 13, 2006, to the Securities and Exchange Commission (incorporated by reference to Exhibit
                 16.1 of Emerson's Current Report on Form 8-K filed on March 13,
                 2006).

    21.1         Subsidiaries of the Company as of March 31, 2006. *

    23.1 Consent of Independent Registered Public Accounting Firm - Moore Stephens, P.C.*

    23.2 Consent of Independent Registered Public Accounting Firm - BDO Seidman, LLP.*

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

                                                   EMERSON RADIO CORP.


                                                   By: /s/ Adrian Ma
                                                       -------------------------
                                                       Adrian Ma
                                                       Chairman of the Board and
                                                       Chief Executive Officer
Dated: July 17, 2006

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Adrian Ma                 Chairman of the Board and       July 17, 2006
---------------------------   Chief Executive Officer
Adrian Ma                     (Principal Executive Officer)


/s/ Geoffrey P. Jurick        President and Director          July 17, 2006
---------------------------
Geoffrey P. Jurick


/s/ John D. Florian           Deputy Chief                    July 17, 2006
---------------------------   Financial Officer
John D. Florian               and Controller
                              (Principal Financial and
                              Accounting Officer)


/s/ Eduard Will               Director                        July 17, 2006
---------------------------
Eduard Will.


/s/ Michael A. B. Binney      Director                        July 17, 2006
---------------------------
Michael A. B. Binney


/s/ Peter G. Bunger           Director                        July 17, 2006
---------------------------
Peter G. Bunger


/s/ Jerome H. Farnum          Director                        July 17, 2006
---------------------------
Jerome H. Farnum


/s/ Greenfield Pitts          Director                        July 17, 2006
---------------------------
Greenfield Pitts


/s/ W. Michael Driscoll       Director                        July 17, 2006
---------------------------
W. Michael Driscoll