Form 10-K/A
period 2006-03-31
EMERSON RADIO CORP
filed 2006-08-01
CIK 32621

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             -----------------------

                                   FORM 10-K/A
                                   (Mark One)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2006

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to

                        Commission file number 001-07731

                               EMERSON RADIO CORP.
             (Exact name of registrant as specified in its charter)

            Delaware                                           22-3285224
---------------------------------                        ----------------------
   (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification Number)


Nine Entin Road, Parsippany, NJ                                  07054
-------------------------------                          ----------------------
(Address of principal                                          (Zip Code)
 executive offices)

Registrant's telephone number, including area code:         (973) 884-5800
                                                         ----------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
Common Stock, par                             American Stock Exchange
value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None.
                                                             -----

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. [ ] YES   [X] NO.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act). [ ] YES [X] NO.

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

         DOCUMENTS INCORPORATED BY REFERENCE: None

         The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (the "10-K"):

         PART III, Items 10 - 14 and PART IV, Item 15 of the 10-K are amended by the inclusion of such items herein.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

EXECUTIVE OFFICERS AND DIRECTORS

         On July 26, 2006, the following changes were made to the management team, the Board of Directors and committees of the Board of Directors of Emerson Radio Corp. ("Emerson", "us" or "Company"):

         o Christopher Ho was appointed Chairman of the Board of Emerson, replacing Adrian Ma, who will continue to serve as the Chief Executive Officer and a Director of Emerson;

         o Geoffrey Jurick, the President and a Director of Emerson, confirmed his resignation from such positions, and agreed to continue to serve as a consultant to Emerson;

         o Eduard Will, our former Audit Committee Chairman, was appointed as the President-North American Operations of Emerson and will remain a Director. As a result of this appointment, Mr. Will resigned from his position as (i) the Chairman and a member of the Audit Committee of the Board, including in his capacity as "audit committee financial expert," as such term is defined by the Securities and Exchange Commission ("SEC") and (ii) a member of the Nominating Committee of the Board;

         o Michael Binney was appointed as President-International Sales of Emerson and will remain a Director;

         o W. Michael Driscoll, a current Director of Emerson, was appointed the Chairman of the Audit Committee and the "audit committee financial expert," as such term is defined by the SEC;

         o Greenfield Pitts, a current Director of Emerson, was appointed as a member of the Audit Committee; and

         o Norbert Wirsching was appointed as an independent Director of Emerson.

         The following table sets forth certain information regarding the current executive officers and directors of Emerson Radio Corp. ("Emerson", "us" or "Company"):


Name                            Age    Position                       Fiscal Year Became Executive Officer/Director
----                            ---    --------                       ---------------------------------------------
Christopher Ho                  56     Chairman                                      2006
Adrian Ma                       62     Chief Executive Officer and                   2006
                                       Director
Eduard Will                     64     President - North American                    2006
                                       Operations and Director
Michael A.B. Binney             46     President - International                     2005
                                       Sales and Director
John J. Raab                    70     Senior Executive Vice                         1995
                                       President and Chief
                                       Operating Officer
John D. Florian                 49     Deputy Chief Financial                        2006
                                       Officer, Controller and
                                       Secretary
Peter G. Bunger (2)(3)          65     Director                                      1993
W. Michael Driscoll (1)         60     Director                                      2006
Jerome H. Farnum (1)(2)(3)      70     Director                                      1993
Greenfield Pitts (1)            56     Director                                      2006
Norbert R. Wirsching            69     Director                                      2006


-----------
(1)  Member of Audit Committee
(2)  Member of Compensation and Personnel Committee
(3)  Member of the Nominating Committee

CHRISTOPHER HO has served as our Chairman since July 2006. Mr. Ho is presently the Chairman of The Grande Holdings Limited ("Grande"), a Hong Kong based group of companies engaged in a number of businesses including the manufacture, sale and distribution of audio, video and other consumer electronics and video products. Grande is currently the holder of approximately 48% of our outstanding shares of common stock. Christopher Ho graduated with a Bachelor of Commerce degree from the University of Toronto in 1974. He is a member of the Canadian Institute of Chartered Accountants as well as a member of the Institute of Management accountants of Canada. He is also a certified Public Accountant ( Hong Kong ) and a member of the Hong Kong Society of Accountants. He was a partner in international accounting firms before joining Grande and has extensive experience in corporate finance, international trade and manufacturing.

ADRIAN MA has served as our Chief Executive Officer since March 30, 2006 and served as our Chairman from March 30, 2006 through July 26, 2006. Mr. Ma continues to serve as a Director. Mr. Ma is presently a director of Grande. Mr. Ma has served as a director of Grande since January 15, 1999 and has more than 30 years experience as an Executive Chairman, Executive Director and Managing Director of various organizations focused primarily in the consumer electronics industry. Mr. Ma is also Director of Lafe Technology Ltd., Vice Chairman and Managing Director of Ross Group Inc. and Deputy Chairman of Sansui Electronics Co. Ltd.

EDUARD WILL has served as our President-North American Operations since July 2006 and a Director since January 2006. Prior to becoming President - North American Operations, Mr. Will served as the Chairman of our Audit Committee from January 2006 through July 2006. Mr. Will has more than 37 years as a merchant banker, senior advisor and as a director of various public and private companies. Presently, Mr. Will is serving on the Board of Directors or acting as Senior Adviser to: Koolconnect Technologies Inc.; Wasatch Photonics Inc.; Ithaca Technologies LLC; T & W Electronics Co.; Darby Overseas and Integrated Data Corporation

MICHAEL A.B. BINNEY has served our President-International Sales since July 2006 and as a Director since December 2005. He is a fellow member of the Institute of Chartered Accountants in England and Wales and a fellow member of the Hong Kong Institute of Certified Public Accountants. He was a professional accountant for several years before joining the computer and electronics industry. He is currently also an Executive Director of The Grande Holdings Limited, a company listed on the Stock Exchange of Hong Kong as well as several other public companies in Malaysia, Japan, Singapore and the United Kingdom.

JOHN J. RAAB has served as Chief Operating Officer and Senior Executive Vice President - International since May 2003, Executive Vice President - International from June 2000 to May 2003, Senior Vice President - International from October 1997 to June 2000 and Senior Vice President-Operations from October 1995 to October 1997.

JOHN D. FLORIAN has served as Deputy Chief Financial Officer since May 2006, Controller since January 2005 and Secretary since July 2006. From October 2002 through August 2004, Mr. Florian held the position of US Controller at DSM Nutritional Products, Inc., formerly Roche Vitamins Inc. and Hoffmann-LaRoche ("DSM"). From December 2000 through September 2002, he served as Director of Financial Accounting of DSM and, prior to December 2000, Mr. Florian served as a Financial Management Analyst at DSM. Mr. Florian attended William Paterson College where he earned a BA in Accounting and is a member of the New Jersey Society of Certified Public Accountants (NJSCPA).

PETER G. BUNGER has served as a Director since July 1992. Since 1990, Mr. Bunger has been a consultant with Savarina AG, an entity engaged in the business of portfolio management monitoring in Zurich, Switzerland; since October 1992, a Director of Savarina AG; from December 1996 through July 2005, a director of Sport Supply Group, Inc. ("SSG"); and, since 2002, an independent consultant for Emerson's manufacturing efforts in Europe. See "Item 13 - Certain Relationships and Related Transactions."

W. MICHAEL DRISCOLL has served as a Director since March 2006. Mr. Driscoll has more than 36 years experience as a director and executive officer of various public and private companies. Presently, Mr. Driscoll is CEO of Ithaca Technologies, LLC and serves on the Boards of Directors of IPC Corporation Ltd., Singapore, and Music Gear Incorporated, USA. Mr. Driscoll has also served as the Chairman of the Board of ThinSoft (Holdings) Ltd., Hong Kong and President and Chief Executive Officer of Dazzle Multimedia Corporation, Smith Corona Corporation, Austin Computer Systems, Inc. and Technology Applications, Ltd., Thailand.

JEROME H. FARNUM has served as a Director since July 1992. Since July 1994, Mr. Farnum has been an independent consultant. For at least five years prior to July 1994, Mr. Farnum was a senior executive (in charge of legal and tax affairs, accounting, asset and investment management, foreign exchange relations and financial affairs) with several entities comprising the Fidenas group of companies, whose activities encompassed merchant banking, investment banking, investment management and corporate development.

GREENFIELD PITTS has served as a Director since March 2006. Mr. Pitts has a 30-year background in international banking and was associated with Wachovia Bank, our present lender, for more than 25 years, with assignments in London, Atlanta and Hong Kong. In the past nine years he was in Hong Kong managing a joint venture between Wachovia and HSBC, then in Corporate Finance for Wachovia Securities.

NORBERT R. WIRSCHING has served as a Director since July 2006. Mr. Wirsching is a consumer electronics industry veteran of 45 years. He has managed international public and private companies including; Director and CEO of Capetronic Group Ltd. Global, Director and CEO of Polly Peck International PLC, London, Director Sansui Electric Company Ltd., Tokyo, Director of BSR International, Hong Kong/London and Chairman of BSR USA. Since retiring from the Capetronic Group Ltd. in 1994, he serves as principal of N.R. Wirsching Enterprise, a consulting firm focussing on international public and private companies, as well as merger and acquisition services. He is involved in numerous philanthropic organizations and currently serves as Trustee of Wooster School, an independent private school in Connecticut.

BOARD OF DIRECTORS AND COMMITTEES

         Our business is managed under the direction of our Board of Directors. The Board of Directors meets periodically during our fiscal year to review significant developments affecting Emerson and to act on matters requiring Board of Director approval. The Board of Directors held 22 formal meetings during the fiscal year ended March 31, 2006 ("Fiscal 2006") and also acted by unanimous written consent. During Fiscal 2006, each member of the Board of Directors participated in at least 75% of the aggregate of all meetings of the Board of Directors and the aggregate of all meetings of committees on which such member served, that were held during the period in which such director served during Fiscal 2006. The functions of our Audit Committee, Compensation and Personnel Committee and Nominating Committee and their current members are described below. No member of any of the committees is an employee of Emerson.

         Since the adoption of the Sarbanes-Oxley Act in July 2002, there has been a growing public and regulatory focus on the independence of directors. Requirements relating to independence are imposed by the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission and the American Stock Exchange with respect to members of the Audit Committee and the Nominating Committee. The Board of Directors has determined that during Fiscal 2006 Messrs. Bunger, Driscoll, Farnum, Pitts and Will satisfied all such definitions of independence. In addition, the Board of Directors has determined that Messrs. Bunger, Driscoll, Farnum, Pitts and Wirsching currently satisfy all such definitions of independence. The Board of Directors has determined that during Fiscal 2006, Eduard Will constituted our "audit committee financial expert," as such term is defined by the SEC. As a result of the appointment of Mr. Will as our President in July 2006, the Board of Directors has determined that Mr. Driscoll constitutes our "audit committee financial expert" as such term is defined by the SEC.

         Audit Committee. Our Audit Committee is presently comprised of Messrs. Driscoll (Chairman), Farnum and Pitts. The Audit Committee is empowered by the Board of Directors to, among other things: serve as an independent and objective party to monitor our financial reporting process, internal control system and disclosure control system; review and appraise the audit efforts of our independent accountants; assume direct responsibility for the appointment, compensation, retention and oversight of the work of the outside auditors and for the resolution of disputes between the outside auditors and our management regarding financial reporting issues; and provide the opportunity for direct communication among the independent accountants, financial and senior management, and the Board. During Fiscal 2006, the Audit Committee performed its duties under a written charter approved by the Board of Directors, which was filed as Annex A to our Proxy Statement for the fiscal year ended March 31, 2003, filed as of July 29, 2003, and formally met six times. The Audit Committee Charter is posted on our website: www.emersonradio.com on the Investor Relations page.

         Compensation and Personnel Committee. Our Compensation and Personnel Committee is presently comprised of Messrs. Bunger and Farnum. The Committee (i) makes recommendations to the Board of Directors concerning remuneration arrangements for senior executive management; (ii) administers our stock option plans; and (iii) makes such reports and recommendations, from time to time, to the Board of Directors upon such matters as the committee may deem appropriate or as may be requested by the Board of Directors. During Fiscal 2006, the Compensation and Personnel Committee formally met one time.

         Nominating Committee. Our Nominating Committee is presently comprised of Messrs. Bunger and Farnum. The Nominating Committee is empowered by the Board of Directors to, among other functions: recommend to the Board of Directors qualified individuals to serve on our Board of Directors and to identify the manner in which the Nominating Committee evaluates nominees recommended for the Board of Directors. Our Nominating Committee met two times during Fiscal 2006. The Board has adopted a Nominating Committee charter to govern its Nominating Committee, which was filed as an exhibit to our Proxy Statement for the fiscal year ended March 31, 2004, filed as of July 20, 2004. The Nominating Committee Charter is posted on our web site: www.emersonradio.com on the Investor Relations page.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, officers, and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the Securities and Exchange Commission and the American Stock Exchange. All reporting persons are required to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a) of the Exchange Act.

         Based solely on our review of the copies of such forms received by us, the following reports were not filed on a timely basis during Fiscal 2006:
Grande Holdings Ltd., a 10% holder of our common stock, filed a Form 4 on February 27, 2006 reporting several purchases of common stock, beginning on January 23, 2006; Jerome Farnum, a director of the Company, filed a Form 4 on March 1, 2006, reporting sales of common stock beginning on February 24, 2006; Eduard Will, a director of the Company, filed a Form 4 on March 10, 2006, reporting a grant of options on March 7, 2006; W. Michael Driscoll, a director of the Company, filed a Form 4 on March 10, 2006, reporting a grant of options on March 7, 2006.

ITEM 11 - EXECUTIVE COMPENSATION AND OTHER INFORMATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth certain information regarding compensation paid to our Chief Executive Officer and each of our other four most highly compensated executive officers (based on salary and bonus earned during Fiscal 2006) for services rendered in all capacities to us during the 2006, 2005 and 2004 fiscal years:

                           SUMMARY COMPENSATION TABLE
                           --------------------------



                                                                               OTHER       SECURITIES
                                                                               ANNUAL         UNDER-           ALL
NAME AND PRINCIPAL                   FISCAL                                    COMPEN-        LYING       OTHER COMPEN-
   POSITION(S)                       YEAR         SALARY       BONUS           SATION        OPTIONS        SATION (1)
----------------------------         ----         ------       -----           ------      -----------    -------------
GEOFFREY P. JURICK                   2006        $715,000    $150,000          $ 80,000       200,000            ---
CHAIRMAN OF THE                      2005         500,000     125,000            80,000       200,000            ---
BOARD, CHIEF                         2004         500,000         ---            56,197           ---          3,186
EXECUTIVE OFFICER
AND PRESIDENT (2)(3)

ADRIAN MA                            2006               0         ---               ---           ---            ---
CHAIRMAN OF THE
BOARD AND CHIEF
EXECUTIVE OFFICER(4)

JOHN J. RAAB                         2006         $337,560        ---               ---       100,000         21,344
SENIOR EXECUTIVE VICE                2005          266,863     75,000               ---       100,000         20,402
PRESIDENT AND CHIEF                  2004          272,560        ---               ---           ---         20,622
OPERATING OFFICER (3)

GUY A. PAGLINCO                      2006         $231,853    $50,000               ---        50,000         21,554
VICE PRESIDENT, CHIEF                2005          153,204        ---               ---           ---         19,764
FINANCIAL OFFICER (5)                2004          123,890     12,500               ---           ---         15,552

PATRICK MURRAY                       2006         $412,511        ---               ---           ---         29,658
PRESIDENT - EMERSON                  2005          368,757        ---               ---           ---         28,553
RADIO CONSUMER                       2004          376,627        ---               ---           ---         28,796
PRODUCTS CORPORATION (6)

ELIZABETH J. CALIANESE               2006         $337,560        ---               ---           ---         29,004
SENIOR VICE PRESIDENT,               2005          213,491     47,500               ---       100,000         28,146
GENERAL COUNSEL AND                  2004          218,047        ---               ---           ---         28,270
CORPORATE SECRETARY (3)(7)


----------------

(1) All other compensation consists of Emerson's contribution to our 401(k) employee savings plan, group health, life insurance, disability insurance and auto allowances.

(2) Other annual compensation consists of temporary lodging expenses. In addition to the amounts set forth in the table above, Mr. Jurick received $37,500 from SSG for services he rendered to SSG during 2006, and $152,000 in years 2005 and 2004 respectively. On March 30, 2006, Mr. Jurick confirmed his resignation as our Chairman and Chief Executive Officer and was replaced by Adrian Ma. Mr. Jurick resigned as our President and a director in July 2006 and currently serves as a consultant.

(3) In October 2004, Messrs. Jurick and Raab and Ms. Calianese were granted stock options to purchase 200,000, 100,000 and 100,000 shares of common stock, respectively, at an exercise price of $3.26, $2.96 and $2.96 per share, respectively. In June 2005, Mr. Paglinco was granted stock options to purchase 50,000 shares of common stock at an exercise price of $2.62 per share. These options vest in equal installments over three years, commencing one year from the date of grant, and their exercise is contingent on continued employment with Emerson. See Footnotes (5) and (7) below.

(4) Mr. Ma was appointed as our Chairman and Chief Executive Officer on March 30, 2006 upon the resignation of Mr. Jurick. Mr. Ma was replaced as our Chairman upon the appointment of Mr. Ho in July 2006. Mr. Ma did not receive any salary or other compensation in Fiscal 2006 and has elected not to receive any salary or other compensation for his services as Chief Executive Officer during fiscal 2007.

(5) Mr. Paglinco resigned as our Vice President and Chief Financial Officer effective April 14, 2006.

(6) Mr. Murray resigned as our President-Emerson Radio Consumer Products Corporation effective May 19, 2006.

(7) Ms. Calianese resigned as our Senior Vice President, General Counsel and Corporate Secretary effective December 16, 2005.

OPTION GRANTS DURING 2006 FISCAL YEAR

         The following table provides certain information with respect to options granted to our Chief Executive Officer and to each of the executive officers named in the Summary Compensation Table during Fiscal 2006.


                                                                                                 POTENTIAL REALIZABLE
                                                                                                   VALUE AT ASSUMED
                                  Number                          % of Total                     ANNUAL RATES OF STOCK
                              of Securities   Options Granted      Exercise                       PRICE APPRECIATION
INDIVIDUAL GRANTS                Options        to Employees       Price Per      Expiration      FOR OPTION TERM (2)
----------------------------- -------------- ------------------- -------------- --------------- ------------ -----------
            Name              Underlying (1)     In Fiscal 2005        Share           Date           5%          10%
----------------------------- -------------- ------------------- -------------- --------------- ------------ -----------
Guy Paglinco (3)                 50,000             100%             $2.62         6/23/15        304,623     485,078



(1) The stock options were granted under the Emerson Radio Corp. 2004 Employee Stock Incentive Plan, and, unless otherwise designated at the time of grant, are exercisable commencing one year after the grant date in three equal annual installments, with full vesting occurring on the third anniversary of the date of the grant.

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

(3) Mr. Paglinco resigned as our Vice President and Chief Financial Officer effective April 14, 2006.

OPTION EXERCISES DURING FISCAL 2006 AND FISCAL 2006 YEAR END VALUES

         The following table provides information related to options exercised during Fiscal 2006 and the number and value of options held at the end of Fiscal 2006 by our Chief Executive Officer and to each of the executive officers named in the Summary Compensation Table. We do not have any outstanding stock appreciation rights.


                                                                     NUMBER OF
                                                                    SECURITIES                  VALUE OF
                                                                    UNDERLYING                 UNEXERCISED
                                                                    UNEXERCISED               IN-THE-MONEY
                                                                   OPTIONS/SARS               OPTIONS/SARS
                                  SHARES                             AT FY-END                  AT FY-END
                                 ACQUIRED           VALUE               (#)                      ($)(1)
                                ON EXERCISE        REALIZED        EXERCISABLE/               EXERCISABLE/
          NAME                      (#)              ($)           UNEXERCISABLE              UNEXERCISABLE
--------------------------    ----------------    -----------    ------------------    ----------------------------
Geoffrey P. Jurick (2)                                            66,666/133,334             $32,000/$64,000
Adrian Ma (3)                       ---              ---                 0                          0
John J. Raab                        ---              ---           33,333/66,667             $26,000/$52,000
Guy A Paglinco (4)                  ---              ---              0/50,000                  $0/$56,000
Patrick Murray (5)                  ---              ---                ---                        ---
Elizabeth  J. Calianese (6)         ---              ---                ---                        ---


(1) Based on $3.74 per share, the closing price for our common stock as reported by the American Stock Exchange on March 31, 2006. Value is calculated on the basis of the difference between $3.74 and the option exercise price of "in the money" options, multiplied by the number of shares of our common stock underlying the option.

(2) On March 30, 2006, Mr. Jurick confirmed his resignation as our Chairman and Chief Executive Officer and was replaced by Adrian Ma. Mr. Jurick resigned as our President and a director in July 2006 and currently serves as a consultant.

(3) Mr. Ma was appointed as our Chairman and Chief Executive Officer on March 30, 2006 upon the resignation of Mr. Jurick. Mr. Ma was replaced as our Chairman upon the appointment of Mr. Ho in July 2006. Mr. Ma has not been granted any options.

(4) Mr. Paglinco resigned as our Vice President and Chief Financial Officer effective April 14, 2006.

(5) Mr. Murray resigned as our President-Emerson Radio Consumer Products Corporation effective May 19, 2006.

(6) Ms. Calianese resigned as our Senior Vice President, General Counsel and Corporate Secretary effective December 16, 2005.

CERTAIN EMPLOYMENT AND OTHER AGREEMENTS

         Effective September 1, 2001, John J. Raab, Chief Operating Officer and Senior Executive Vice President, entered into a three-year employment agreement (the "Raab Employment Agreement") with us, providing for an annual compensation of $250,000, which was increased to $257,500, effective April 1, 2002, and $275,000, effective April 1, 2003. By letter agreement dated effective as of September 1, 2004, the term of the Raab Employment Agreement was extended through and including August 31, 2007 and his annual compensation was increased to $286,000, effective April 1, 2005. In addition to his base salary, Mr. Raab may also receive an additional annual performance bonus to be recommended by the Compensation and Personnel Committee of our Board of Directors, subject to the final approval of our Board of Directors. In the event that Mr. Raab were to be terminated due to permanent disability, without cause or as a result of constructive discharge, the estimated dollar amount to be paid after March 31, 2006, to such individual, based on the terms of his contract, would be $405,167.

         Eduard Will, our President-North American Operations, entered into an employment agreement (the "Will Employment Agreement") with us on July 27, 2006 that provides that Mr. Will shall serve as our President - North American Operations through June 30, 2007. Following the initial term of the agreement (June 30, 2007), we have the right to terminate the agreement upon 90 days prior written notice and Mr. Will has the right to terminate the agreement upon 30 days prior written notice. In addition, during the initial term, Mr. Will has the right to terminate the agreement upon 90 days prior written notice. The agreement provides for annual compensation of $250,000. In addition to his base salary, Mr. Will may also receive an additional annual performance bonus to be recommended by the Compensation and Personnel Committee of our Board of Directors, subject to the final approval of our Board of Directors.

         On March 30, 2006, Mr. Jurick confirmed his resignation as our Chairman and Chief Executive Officer. Mr. Jurick resigned as our President and a director in July 2006. Mr. Jurick is currently serving as a consultant to us. Pursuant to the terms of the non-written agreement, Mr. Jurick is entitled to receive $350,000 per year for providing consulting services to us. The agreement with Mr. Jurick is terminable by either party upon 30 days prior written notice.

         Pursuant to the terms of an agreement dated March 23, 2006 between us and Guy A. Paglinco, our former Chief Financial Officer (the "Paglinco Agreement") who resigned in April 2006, we paid Mr. Paglinco (a) his base salary earned but unpaid through April 14, 2006, (b) reimbursement for unused sick days and vacation days through April 14, 2006 and (c) any amounts vested under any Company compensation plan or program. In addition, we entered into a one year consulting agreement with Mr. Paglinco pursuant to which Mr. Paglinco will provide consulting services to us and we, in consideration therefor, will pay to him in installments an amount equal to $182,000 and reimburse him for certain healthcare continuation payments. In addition, all stock options granted to Mr. Paglinco under the 2004 Employee Stock Incentive Plan automatically vested.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Geoffrey P. Jurick serves as Chairman of the Board, Chief Executive Officer and President of Emerson and participated in deliberations concerning Emerson senior executive officer compensation. Until July 1, 2005, Mr. Jurick had also served as Chairman of the Board and Chief Executive Officer of SSG and had participated in deliberations concerning its senior executive officer compensation. As set forth in the Summary Compensation Table above, Mr. Jurick also received $37,500 in salary from SSG for the services he rendered to SSG during fiscal 2006. Mr. Bunger is a Director of Emerson who serves on the Emerson Compensation and Personnel Committee and, until July 1, 2005, had been a Director of SSG and a member of the SSG Compensation Committee. See "Item 13 - Certain Relationships and Related Transactions - Relationship with Sport Supply Group, Inc.".

COMPENSATION OF DIRECTORS

         During Fiscal 2006, our directors who were not employees, specifically Messrs. Brown (until his death in August 2005), Bunger, Farnum, Morey, Driscoll, Pitts and Will were paid $22,500, $22,500, $55,000, 43,750, 4,167, 1,035 and
$9,158, respectively, for serving on the Board of Directors and on our various committees during the period. Outside Directors are each paid an annual director's fee of $12,500; members of the Compensation and Personnel Committee are each paid an additional fee of $5,000 per annum; members of the Nominating Committee are each paid an additional fee of $5,000 per annum; members of the Audit Committee are each paid an additional fee of $7,500 per annum; and, the Chairmen of the Audit Committee and the Compensation and

Personnel Committee are each paid an additional fee of $5,000 per annum. All directors' fees are paid in four equal quarterly installments per annum. Directors who are our employees were not paid for their services as a director during Fiscal 2006. Additionally, each director, who is not an employee, is eligible to participate in our 2004 Non-Employee Outside Director Stock Option Plan ("2004 Director Stock Option Plan"). Directors of Emerson are reimbursed their expenses for attendance at meetings. Further, we offer to provide health care insurance to each of our directors who is not an employee. In Fiscal 2006, Messrs. Binney, Driscoll, Farnum, Morey, and Will were granted stock options, pursuant to the 2004 Director Stock Option Plan, to purchase 25,000, 25,000, 50,000, 25,000, and 50,000 shares of common stock, respectively, at an exercise price of $3.07 to $3.28 per share. There are currently no shares of common stock available for the grant of new options under the 2004 Director Stock Option Plan and, as a result, Messrs. Pitts and Wirsching have not received any grant of options. We intend to amend the 2004 Director Stock Option Plan to increase the number of shares of common stock available for issuance under such plan at our next annual meeting of stockholders. These options vest in equal installments over three years, commencing one year from the date of grant, and their exercise is contingent upon continued service as a member of our Board of Directors. In Fiscal 2006, Mr. Bunger also received $48,000 in fees for the European manufacturing consulting services he rendered to Emerson.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of July 24, 2006, the beneficial ownership of (i) each current director; (ii) each of our executive officers named in the Summary Compensation Table ("executive officers"); (iii) our directors and executive officers as a group and (iv) each stockholder known by us to own beneficially more than 5% of our outstanding shares of common stock. Except as otherwise noted, the address of each of the following beneficial owners is c/o Emerson Radio Corp., 9 Entin Road, Parsippany, New Jersey 07054.

ALL NUMBERS NEED TO BE CONFIRMED


                                                          Amount and Nature of
       Name and Address of Beneficial Owners            Beneficial Ownership (1)      Percent of Class (1)
       -------------------------------------            ------------------------      --------------------
Christopher Ho(2)                                              12,977,600                     46.7%
Adrian Ma                                                          -0-                         -0-
Eduard Will (3)                                                    -0-                         -0-
Michael A. B. Binney (4)                                           -0-                         -0-
John J. Raab                                                     33,333                         *
John D. Florian                                                    -0-                         -0-
Peter G. Bunger (5)                                              50,538                         *
W. Michael Driscoll (6)                                            -0-                         -0-
Jerome H. Farnum (7)                                             22,667                         *
Greenfield Pitts                                                   -0-                         -0-
Norbert Wirsching                                                  -0-                         -0-
Elizabeth J. Calianese (8)                                         -0-                         -0-
Geoffrey P. Jurick (9)                                          332,242                         *
Patrick Murray (10)                                                -0-                         -0-
Guy A. Paglinco (11)                                             70,000                         *
All Directors and Executive
Officers as a Group (15 persons) (12)                        13,486,380                       49.8%


-----------------------
(*) Less than one percent.

(1) Based on 27,064,832 shares of common stock outstanding as of July 24, 2006. Each beneficial owner's percentage ownership of common stock is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of July 24, 2006 have been exercised. Except as otherwise indicated, the beneficial ownership table does not include common stock issuable upon exercise of outstanding options, which are not currently exercisable within 60 days of July 24, 2006. Except as otherwise indicated and based upon our review of information as filed with the U.S. Securities and Exchange Commission ("SEC"), we believe that the beneficial owners of the securities listed have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) S&T International Distribution Ltd. ("S&T") is the record owner of 10,000,000 shares of common stock (the "Original Shares") and The Grande Group Limited ("GGL") is the record owner of 2,551,000 shares of common stock (the "Additional Shares" and together with the Original Shares, the "Shares"). As the sole stockholder of S&T, Grande N.A.K.S. Ltd. ("N.A.K.S.") may be deemed to own beneficially the Original Shares. As the sole stockholder of N.A.K.S. and GGL, Grande Holdings Limited ("Grande Holdings") may be deemed to own beneficially the Shares. Mr. Ho has a beneficial interest in approximately 64% of the capital stock of Grande Holdings. By virtue of such interest and his position with Grande Holdings, Mr. Ho may be deemed to have power to vote and power to dispose of the Shares beneficially held by Grande Holdings. Information with respect to the ownership of these shares was obtained from a Schedule 13D/A filed on July 10, 2006.

(3) Mr. Will has options to purchase 50,000 shares of our common stock issued pursuant to Emerson's 2004 Non-Employee Director Stock Option Plan that are not exercisable within 60 days of July 24, 2006.

(4) Mr. Binney has options to purchase 25,000 shares of our common stock issued pursuant to Emerson's 2004 Non-Employee Director Stock Option Plan that are not exercisable within 60 days of July 24, 2006.

(5) Mr. Bunger's ownership consists of 33,871 shares of common stock directly owned by him and options to purchase 16,667 shares of our common stock issued pursuant to Emerson's 2004 Non-Employee Director Stock Option Plan that are exercisable within 60 days of July 24, 2006. Mr. Bunger also has options to purchase 8,333 shares of our common stock issued pursuant to Emerson's 2004 Non-Employee Director Stock Option Plan that are not exercisable within 60 days of July 24, 2006.

(6) Mr. Driscoll has options to purchase 25,000 shares of our common stock issued pursuant to Emerson's 2004 Non-Employee Director Stock Option Plan that are not exercisable within 60 days of July 24, 2006.

(7) Mr. Farnum's ownership consists of 6,000 shares of common stock directly owned by him and options to purchase 16,667 shares of our common stock issued pursuant to Emerson's 2004 Non-Employee Director Stock Option Plan that are exercisable within 60 days of July 24, 2006. Mr. Farnum also has options to purchase 58,333 shares of our common stock issued pursuant to Emerson's 2004 Non-Employee Director Stock Option Plan that are not exercisable within 60 days of July 24, 2006.

(8) Ms. Calianese resigned as our Senior Vice President, General Counsel and Corporate Secretary effective December 16 2005.

(9) Mr. Jurick's beneficial ownership consists of 265,576 shares of common stock directly owned by him and options to purchase 66,666 shares of our common stock issued pursuant to Emerson's 2004 Employee Stock Option Plan that are exercisable within 60 days of July 24, 2006. Mr. Jurick also has options to purchase 133,334 shares of our common stock issued pursuant to Emerson's 2004 Employee Stock Option Plan that are not exercisable within 60 days of July 24, 2006. Mr. Jurick resigned as our Chairman and Chief Executive Officer on March 30, 2006 and was replaced by Adrian Ma. Mr. Jurick resigned as our President in July 2006 and is currently serving as a consultant.

(10) Mr. Murray resigned as our President-Emerson Radio Consumer Products Corporation effective May 19, 2006.

(11) Mr. Paglinco's beneficial ownership consists of 20,000 shares of common stock directly owned by him and options to purchase 50,000 shares of our common stock issued pursuant to Emerson's 2004 Employee Stock Option Plan that are exercisable within 60 days of July 24, 2006. Mr. Paglinco resigned as our Vice President and Chief Financial Officer effective April 14, 2006.

(12) Includes 150,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of July 24, 2006.

EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about our common stock that may be issued upon the exercise of options and rights under our 1994 Stock Compensation Program, 1994 Non-Employee Director Stock Option Plan, Emerson Radio Corp. 2004 Employee Stock Incentive Plan and 2004 Non-Employee Outside Director Stock Option Plan and exercise of warrants, as of March 31, 2005 (the "Plans"). The 1994 Plans expired in July 2004 and the remainder of the Plans are the only equity compensation plans in existence as of March 31, 2006.


----------------------------    --------------------------     --------------------------   --------------------------
                               NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE        NUMBER OF SECURITIES
                                 ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING          REMAINING AVAILABLE FOR
                                  OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND          FUTURE ISSUANCE UNDER
                                   WARRANTS AND RIGHTS               RIGHTS                  EQUITY COMPENSATION PLANS
                                           (A)                         (B)                            (C)
----------------------------    --------------------------     --------------------------   --------------------------
Equity compensation plans
approved by security                     686,168                     $3.02                          2,125,000
holders
----------------------------    --------------------------     --------------------------   --------------------------
Equity compensation plans
not approved by security                 100,000                      4.00                                ---
holders
----------------------------    --------------------------     --------------------------   --------------------------
TOTAL                                    786,168                     $3.14                          2,125,000
----------------------------    --------------------------     --------------------------   --------------------------


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

         Prior to July 1, 2005, our Board of Directors included the following people that were associated with SSG: Geoffrey P. Jurick, our former Chairman and Chief Executive Officer and current President and Chairman and Chief Executive Officer of SSG, and Peter G. Bunger, a director of both companies and member of the Compensation Committee of each company.

         During 1997, we entered into a management services agreement with SSG in an effort to share certain administrative and logistic functions and to enable SSG and Emerson to reduce certain costs. In connection with the sale of our interest in SSG, the management services agreement was amended to permit termination of various defined Transition Services on one hundred twenty (120) days' prior notice by either Emerson or SSG in order to facilitate the parties' transition of the Transition Services to another provider. We incurred net fees of $40,000, $206,000, $319,000 for services provided pursuant to this agreement during Fiscal 2006, 2005 and 2004, respectively.

            Effective January 1, 2006, we entered into a lease for office space in Hong Kong with Grande and an agreement for services in connection with this office space rental from Grande. The agreements expire on December 31, 2006 unless terminated earlier by either party upon three months prior written notice of termination by either party. For the fiscal year ended March 31, 2006, we incurred expenses to Grande of approximately $53,000 under these arrangements.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

         In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee's charter, all audit and audit-related work and all non-audit work performed by our independent accountants, Moore Stephens, P.C., is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered. Prior to the period when Moore Stephens was retained by us as our independent accountants, BDO Seidman, LLP ("BDO") served as our independent accountants during Fiscal 2005.

            >> Audit Fees. Audit fees billed to us by BDO and Moore Stephens for the audit of the financial statements included in our Annual Reports on Form 10-K, and reviews by BDO of the financial statements included in our Quarterly Reports on Form 10-Q, for the fiscal years ended March 31, 2005 and 2006 totaled approximately $242,000 and $314,700, respectively.

            >> Audit-Related Fees. We were billed $16,000 and $0 by BDO and Moore Stephens for the fiscal years ended March 31, 2005 and 2006, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of Emerson's financial statements and are not reported under the caption Audit Fees above.

            >> Tax Fees. BDO billed us an aggregate of $196,000 and $ 139,600, for the fiscal years ended March 31, 2005 and 2006, respectively, for tax services, principally related to the preparation of income tax returns and related consultation.

            >> All Other Fees. We were billed $0 and $0 by BDO and Moore Stephens for the fiscal years ended March 31, 2005 and 2006, respectively, for permitted non-audit services, principally consultation related to mergers and acquisitions.

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

    3.7       Amendment dated November 28, 1995 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to
              Exhibit (3)(b) of Emerson's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

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

    10.29     Stock Purchase Agreement among Emerson Radio Corp., Collegiate Pacific Inc. and Emerson Radio (Hong Kong) Limited
              dated July 1, 2005 (incorporated by reference to Exhibit 2.1 to Emerson's Current Report on Form 8-K filed on July
              8, 2005).

    10.30     Agreement between Emerson Radio Corp. and Eduard Will dated July 26, 2006.*




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

    21.1      Subsidiaries of the Company as of March 31, 2006 (incorporated by reference to Exhibit 21.1 of Emerson Annual
              Report on Form 10-K for the year ended March 31, 2006).


    23.1      Consent of Independent Registered Public Accounting Firm - Moore Stephens, P.C. (incorporated by reference to
              Exhibit 23.1 of Emerson Annual Report on Form 10-K for the year ended March 31, 2006).


    23.2      Consent of Independent Registered Public Accounting Firm - BDO Seidman, LLP. (incorporated by reference to Exhibit
              23.2 of Emerson Annual Report on Form 10-K for the year ended March 31, 2006).

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


------------------
* Filed herewith.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EMERSON RADIO CORP.

                                      By: /s/ Adrian Ma
                                      ----------------------------------
                                      Adrian Ma
                                      Chief Executive Officer

Dated: July 31, 2006


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Christopher Ho                  Chairman of the Board and Director                  July 31, 2006
---------------------------
Christopher Ho


/s/ Adrian Ma                       Chief Executive Officer and Director                July 31, 2006
---------------------------         (Principal Executive Officer)
Adrian Ma


/s/ John D. Florian                 Deputy Chief Financial Officer                      July 31, 2006
---------------------------         and Controller
John D. Florian                     (Principal Financial and Accounting Officer)


/s/ Eduard Will                     President-North American Operations                 July 31, 2006
---------------------------         and Director
Eduard Will


/s/ Michael A. B. Binney            President-International Sales and Director          July 31, 2006
---------------------------
Michael A. B. Binney



/s/ Peter G. Bunger                 Director                                            July 31, 2006
---------------------------
Peter G. Bunger


/s/ Jerome H. Farnum                Director                                            July 31 2006
---------------------------
Jerome H. Farnum


/s/ Greenfield Pitts                Director                                            July 31, 2006
---------------------------
Greenfield Pitts


/s/ W. Michael Driscoll             Director                                            July 31, 2006
---------------------------
W. Michael Driscoll


/s/ Norbert R. Wirsching            Director                                            July 31, 2006
---------------------------
Norbert R. Wirsching

