Form 10-Q
period 2006-06-30
EMERSON RADIO CORP
filed 2006-08-21
CIK 32621

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
                               -------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from               to
                               ------------     ---------------------

Commission file number                  001-07731
                      ----------------------------------------------------------

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

    Indicate the number of shares outstanding of common stock as of August 11, 2006: 27,064,832.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                                 Three Months Ended
                                                      --------------------------------------
                                                      June 30, 2006            June 30, 2005
                                                      -------------            -------------
NET REVENUES                                               $ 55,389              $ 38,647
COSTS AND EXPENSES:
Cost of sales                                                47,840                32,914
Other operating costs and expenses                            1,599                 1,199
Selling, general and administrative expenses
  (exclusive of non-cash compensation shown below)            5,334                 3,839
Acquisition costs                                                21                  --
Non-Cash compensation                                           105                    82
                                                           --------              --------
                                                             54,899                38,034
                                                           --------              --------
OPERATING INCOME                                                490                   613

Interest (income) expense, net                                 (105)                  407
                                                           --------              --------
INCOME BEFORE INCOME TAXES AND
  DISCONTINUED OPERATIONS                                       595                   206
Provision for income taxes                                       14                    62
                                                           --------              --------
INCOME FROM CONTINUING OPERATIONS                               581                   144
                                                           --------              --------
Income from discontinued
  operations, net of tax                                       --                     272
                                                           --------              --------
NET INCOME                                                 $    581              $    416
                                                           ========              ========

BASIC NET INCOME PER SHARE:
  Continuing operations                                    $   0.02              $   0.01
  Discontinued operations                                      --                    0.01
                                                           --------              --------
                                                           $   0.02              $   0.02
                                                           ========              ========
DILUTED NET INCOME PER SHARE:
  Continuing operations                                    $   0.02              $   0.01
  Discontinued operations                                      --                    0.01
                                                           --------              --------
                                                           $   0.02              $   0.02
                                                           ========              ========
WEIGHTED AVERAGE SHARES
OUTSTANDING:
  Basic                                                      27,065                27,172
  Diluted                                                    27,142                27,226

     The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            June 30, 2006      March 31, 2006
                                                                            -------------      --------------
ASSETS                                                                         (Unaudited)
Current Assets:
  Cash and cash equivalents                                                     $  15,269       $  17,517
  Restricted cash                                                                   3,000           3,000
  Accounts receivable (less allowances of $5,219 and $4,770, respectively)         29,327          18,996
  Other receivables                                                                 1,604           1,427
  Inventories                                                                      41,128          33,003
  Prepaid expenses and other current assets                                         3,100           3,694
  Deferred tax assets                                                               4,350           4,350
                                                                                ---------       ---------
     TOTAL CURRENT ASSETS                                                          97,778          81,987

Property, plant and equipment, net                                                  2,540           2,500
Trademarks and other intangible assets, net                                           403             442
Deferred tax assets                                                                 6,861           6,861
Other assets                                                                          591             712
                                                                                ---------       ---------
     TOTAL ASSETS                                                               $ 108,173       $  92,502
                                                                                =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings                                                         $   2,543       $   1,841
  Current maturities of long-term borrowings                                          127              85
  Accounts payable and other current liabilities                                   32,091          18,121
  Accrued sales returns                                                             1,763           1,583
  Income taxes payable                                                                121             142
                                                                                ---------       ---------
     TOTAL CURRENT LIABILITIES                                                     36,645          21,772

Long-term borrowings                                                                  687             575

Shareholders' Equity:
  Preferred shares - 10,000,000 shares authorized, 3,677
    shares issued and outstanding                                                   3,310           3,310
  Common shares - $.01 par value, 75,000,000 shares
    authorized; 52,900,797 and 52,900,297 shares issued,
          27,064,832 and 27,064,332 shares outstanding, respectively                  529             529
  Capital in excess of par value                                                  117,190         117,085
  Accumulated other comprehensive losses                                              (70)            (70)
  Accumulated deficit                                                             (25,894)        (26,475)
  Treasury stock, at cost, 25,835,965 shares                                      (24,224)        (24,224)
                                                                                ---------       ---------
     TOTAL SHAREHOLDERS' EQUITY                                                    71,141          70,155
                                                                                ---------       ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 108,173       $  92,502
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

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           Three Months Ended
                                                                                        ---------------------------
                                                                                        June 30,           June 30,
                                                                                          2006               2005
                                                                                          ----               ----
Cash Flows from Operating Activities:
    Income from continuing operations                                                    $    581       $    144
    Adjustments to reconcile income from continuing operations to net cash used by continuing operations:
       Depreciation and amortization                                                          266            209
       Non cash compensation                                                                  105             82
       Deferred tax expenses                                                                 --               99
       Asset allowances, reserves and other                                                   890           (184)
       Changes in assets and liabilities:
          Restricted cash                                                                    --           (2,120)
          Accounts receivable                                                             (11,065)          (172)
          Other receivables                                                                  (177)          (978)
          Inventories                                                                      (8,101)        (7,105)
          Prepaid expenses and other current assets                                           594            232
          Other assets                                                                        100           (448)
          Accounts payable and other current liabilities                                   13,970          1,318
          Income taxes payable                                                                (21)           (38)
                                                                                         --------       --------
  Operating cash flow used by continuing operations                                        (2,858)        (8,961)
                                                                                         --------       --------
  Operating cash flow used by discontinued operations                                        --              (53)
                                                                                         --------       --------
  Net cash (used) by operating activities                                                  (2,858)        (9,014)
                                                                                         --------       --------

Cash Flows from Investing Activities:
  Additions to property and equipment (continuing operations)                                 (67)          (118)
  Investing activities of discontinued operations                                            --              (77)
                                                                                         --------       --------
  Net cash (used) by investing activities                                                     (67)          (195)
                                                                                         --------       --------

Cash Flows from Financing Activities:
    Short-term borrowings                                                                      42           --
    Net borrowings under line of credit facility                                              702         10,819
    Purchase of treasury stock                                                               --             (392)
    Long-term borrowings                                                                     --            3,496
    Repayments of long-term borrowings                                                        (67)        (3,800)
                                                                                         --------       --------
  Financing activities of continuing operations                                               677         10,123
                                                                                         --------       --------
  Financing activities of discontinued operations                                            --             (143)
                                                                                         --------       --------
Net cash provided by financing activities                                                     677          9,980
                                                                                         --------       --------
  Net increase (decrease) in cash and cash equivalents                                     (2,248)           771
  Cash and cash equivalents at beginning of period                                         17,517          2,954
                                                                                         --------       --------
  Cash and cash equivalents at end of period (including cash of discontinued
      operations of $0 and $864,000, respectively)                                       $ 15,269       $  3,725
                                                                                         ========       ========

Supplemental disclosures of non-cash investing and financing activities:
The Company has entered into certain capital lease agreements. For the three month period ended June 30, 2006 the Company entered into agreements related to approximately $179,000 of equipment, which is excluded from the statement of cash flow as the transaction was non-cash in nature. There were no such transactions during the three month period ended June 30, 2005.


     The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Emerson Radio Corp. ("Emerson", consolidated - the "Company"), which operates in the consumer electronics business. On July 1, 2005, Emerson sold its 53.2% ownership in Sport Supply Group, Inc. ("SSG"), which was previously reported as the Company's Sporting Goods Segment, to Collegiate Pacific Inc. ("Collegiate") for net proceeds of $30.7 million, after disposition costs, which resulted in a net gain of $12.6 million, or $0.47 per share, that was reported in the Company's results for the quarter ended September 30, 2005. Such gain was net of total estimated income taxes of $4.2 million. As a result of the sale, the financial position and results of operations of SSG have been presented as discontinued operations for all prior year periods shown in the accompanying financial statements (see Note 10), and the Company now operates in one segment, the consumer electronics segment. The consumer electronics business includes the design, sourcing, importing and marketing of a variety of consumer electronic products and the licensing of the "[EMERSON LOGO]" trademark for a variety of products domestically and internationally to certain licensees.

         The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of our consolidated financial position as of June 30, 2006 and the results of operations for the three month periods ended June 30, 2006 and June 30, 2005. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in our annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2006 ("fiscal 2006"), included in our annual report on Form 10-K, as amended, for fiscal 2006.

         Due to the seasonal nature of Emerson's business, the results of operations for the three month period ended June 30, 2006 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2007 ("fiscal 2007").

         Certain reclassifications were made to conform the prior year's financial statements to the current presentation.

         During the fourth quarter of fiscal 2005, the Company elected to early-adopt SFAS No. 123R, "Share-Based Payment" ("SFAS 123R") under the modified retrospective approach applied only to prior interim periods in fiscal 2005. As a result, the Company has applied SFAS 123R to new awards and to awards modified, repurchased, or cancelled after April 1, 2004. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered that were outstanding as of April 1, 2004 are being recognized as the requisite service is rendered on or after April 1, 2004 (generally over the remaining option vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123. As a result of the early adoption, under the provision of SFAS 123R, the Company has recorded compensation costs of approximately $105,000 and $82,000 in income from continuing operations for the three months ended June 30, 2006 and June 30, 2005, respectively.


NOTE 2 - COMPREHENSIVE INCOME

         Comprehensive income for the three months ended June 30, 2006 and June 30, 2005 is as follows (in thousands):

                                                               Three Months Ended
                                                       ---------------------------------
                                                                    June 30
                                                       ---------------------------------
                                                            2006               2005
                                                       ---------------    --------------
                                                                  (Unaudited)

Income from continuing operations                          $   581          $   144
Recognition of realized losses in net income                     3             --
Change in unrealized (loss) gain
  on securities, net                                            (3)              15
                                                           -------          -------
Comprehensive income                                       $   581          $   159
                                                           =======          =======


NOTE 3 - NET EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                          Three Months Ended
                                                      --------------------------
                                                               June 30
                                                      --------------------------
                                                          2006           2005
                                                      ------------    ----------
                                                             (Unaudited)
NUMERATOR:
Net earnings from continuing
   operations for basic and
   diluted earnings per share                           $   581         $   144
                                                        =======         =======
DENOMINATOR:
Denominator for basic earnings
  per share - weighted average
  shares                                                 27,065          27,172
Effect of dilutive securities:
  Options and warrants                                       77              54
                                                        -------         -------
Denominator for diluted
  earnings per share -
  weighted average shares and
  assumed conversions                                    27,142          27,226
                                                        =======         =======

Earnings from continuing operations
   Basic and diluted earnings per
     share                                              $  0.02         $  0.01
                                                        =======         =======

NOTE 4- SHAREHOLDERS' EQUITY

         Outstanding capital stock at June 30, 2006 consists of common stock and Series A convertible preferred stock from which the conversion feature expired effective March 31, 2002.

         At June 30, 2006, Emerson has outstanding approximately 627,000 options with exercise prices ranging from $1.00 to $3.28.

         In September 2003, the Company publicly announced the Emerson Radio Corp. common stock repurchase program. The program provides for share repurchase of up to 2,000,000 shares of Emerson's outstanding common stock. As of June 30, 2006, the Company has repurchased 1,267,623 shares under this program. During the quarter ended June 30, 2006, there were no shares repurchased under this program. Repurchases of the Company's shares are subject to certain conditions under Emerson's banking facility.

         On October 7, 2003, in connection with a consulting arrangement, the Company granted 50,000 warrants with an exercise price of $5.00 per share. These warrants were valued using the Black-Scholes option valuation model, which resulted in $90,500 being charged to earnings during fiscal 2004. As of June 30, 2006, these warrants had not been exercised.

         On August 1, 2004, in connection with a consulting agreement, the Company granted 50,000 warrants with immediate vesting and an exercise price of $3.00 per share with an expiration date of August 2009. These warrants were valued using the Black-Scholes valuation model, which resulted in $88,500 being charged to earnings during the quarter ended September 30, 2004. As of June 30, 2006, these warrants have not been exercised.

NOTE 5 - INVENTORY

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of June 30, 2006 and March 31, 2006, inventories consisted of the following (in thousands):

                                                         June 30, 2006     March 31, 2006
                                                        --------------   ------------------
                                                          (Unaudited)

Finished goods                                            $ 42,517            $ 34,416
Less inventory allowances                                   (1,389)             (1,413)
                                                          --------            --------
Net Inventory                                             $ 41,128            $ 33,003
                                                          ========            ========

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

         In August, 2006, the Company was notified by the Franchise Tax Board of the State of California that it had suspended in California the rights, powers and privileges of a predecessor company on account of its failure to pay state taxes, interest and penalties for tax years from 1979 to 1989 in the aggregate amount of approximately $5.1 million. The Company is not able at this time to determine the amount (if any) of such claim which is properly due and payable.


NOTE 7 - RELATED PARTY TRANSACTIONS

         On December 5, 2005, Grande Holdings Limited ("Grande") purchased approximately 37% (10,000,000 shares) of the Company's outstanding common stock from our former Chairman and Chief Executive Officer, Geoffrey P. Jurick. In January 2006, Emerson commenced leasing office space and procuring services in connection with this office space rental in Hong Kong from Grande on terms which Emerson management believes reflect arms length transactions. For the first quarter of fiscal 2007 Emerson incurred expenses with Grande for such fees approximating $87,000 under these arrangements. Since the initial purchase of common stock from Mr. Geoffrey P. Jurick, Grande has increased its holdings of Emerson Radio Corp. common stock to approximately 49.5%, as of the date of this filing.


NOTE 8 - BORROWINGS

SHORT-TERM BORROWINGS

         Short-term borrowings consist of amounts outstanding under the Company's foreign bank facilities held by its foreign subsidiaries. Availability under this facility totals $22.3 and $23.3 million as of June 30, 2006 and March 31, 2006, and is maintained by the pledge of bank deposits of approximately $3.0 million for each period shown in the following table. These compensating amounts are legally restricted from use for general business purposes and are classified as restricted cash in the current asset section of the balance sheet.

                                                        June 30, 2006         March 31, 2006
                                                        -------------         --------------
                                                                   (In thousands)
                                                         (Unaudited)

Foreign bank loans                                       $2,543                   $1,841
                                                         ======                   ======



LONG-TERM BORROWINGS

         As of June 30, 2006 and March 31, 2006, borrowings under long-term facilities consisted of the following:

                                                                             June 30, 2006    March 31, 2006
                                                                             -------------    --------------
                                                                                    (In thousands)
                                                                              (Unaudited)
Mortgage payable                                                                   $ 623          $ 641
Capitalized lease obligations and other                                              191             19
                                                                                   -----          -----
                                                                                     814            660
Less current maturities                                                             (127)            85
                                                                                   -----          -----
Long term debt and notes payable                                                   $ 687          $ 575
                                                                                   =====          =====


         Emerson Credit Facility - On December 23, 2005, Emerson entered into a $45.0 million Revolving Credit Agreement with Wachovia Bank. The loan agreement provides for a $45.0 million revolving line of credit for revolving loans subject to individual maximums which, in the aggregate, are not to exceed the lesser of $45 million or a "Borrowing Base" as defined in the loan agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime (0.00% as of June 30, 2006) plus 0.00% to 0.50% or, at Emerson's election, LIBOR (1.25% as of June 30, 2006) plus 1.25% to 2.25% depending on excess availability. Pursuant to the Revolving Credit Agreement, Emerson is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender's prior consent and is subject to certain leverage financial covenants. Amounts outstanding under the loan agreement will be secured by substantially all of Emerson's tangible assets.

         As of June 30, 2006, there were no borrowings outstanding under the facility and Emerson was in compliance with the covenants contained in the loan agreement.

         As of June 30, 2006, the carrying value of this credit facility approximated fair value.

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

         Emerson and Mr. Jurick moved to dismiss the first cause of action, and oral argument on their motion was conducted on June 23, 2006. On July 5, 2006, the court granted Emerson and Mr. Jurick's motion and the first cause of action was dismissed. Based on the expectation that Emerson and Mr. Jurick would prevail in their defense, no loss was accrued in this matter as of June 30, 2006.

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

         Generally, the complaint had alleged that Emerson and the Individual Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by (i) issuing certain positive statements during the Class Period regarding our ability to replace lost revenues attributable to the Hello Kitty(R) license and (ii) omitting to disclose that Emerson suffered allegedly soured relationships with its largest retail customers. Based on the expectation that the defendants will ultimately prevail in their defense, no loss has been accrued in this matter as of June 30, 2006.

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

                                                       Three Months Ended
Discontinued Operations(SSG)                             June 30, 2005

Net revenues                                                 $23,218
                                                             =======
Operating income                                                 610
                                                             =======
Net income                                                   $   272
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

          o    changes in accounting policies, rules and practices; and

          o the other factors listed under "Risk Factors" in this Form 10-Q, as well as our Form 10-K, as amended, for the fiscal year ended March 31, 2006 and other filings with the Securities and Exchange Commission (the "SEC").

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

        RESULTS OF OPERATIONS

         As a result of the sale of SSG, the results of operations of SSG have been presented as discontinued operations for all prior year periods presented, and we now operate in one segment, the consumer electronics segment. Accordingly, only the consumer electronics segment is presented in the following Management's Discussion and Analysis.

         The following table summarizes certain financial information for the three month period ended June 30, 2006 (fiscal 2007) and the three month period ended June 30, 2005 (fiscal 2006) (in thousands):

                                                            Three Months Ended
                                                     --------------------------------
                                                      June 30, 2006      June 30,2005
                                                     ---------------     ------------
                                                        (Unaudited)
Net revenues                                              $ 55,389          $ 38,647

Cost of sales                                               47,840            32,914
Other operating costs                                        1,599             1,199
Selling, general and
  administrative costs                                       5,334             3,839
Acquisition costs                                               21              --
Non-Cash compensation                                          105                82
                                                          --------          --------
Operating income                                               490               613
Interest (income) expense, net                                (105)              407
                                                          --------          --------
Income before income taxes                                     595               206
Provision for income taxes                                      14                62
                                                          --------          --------
Net income from continuing operations                     $    581          $    144
                                                          ========          ========

Net Revenues - Net revenues for the first quarter of fiscal 2007 increased $16.8 million, or 43.3%, to $55.4 million as compared to $38.6 million for the first quarter of fiscal 2006. Net revenues are comprised of Emerson(R) branded product sales, themed product sales and licensing revenues. Emerson(R) branded product sales are earned from the sale of products bearing the Emerson(R) or HH Scott(R) brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson(R) and HH Scott(R) brand names to licensees for a fee. The variations in net revenue for the three month periods were comprised of:

          i) An increase in revenues from the sale of Emerson(R) branded product of $17.3 million, or 50.4%, to $51.6 million from $34.3 million for the first quarter of fiscal 2007 as compared to the same period in fiscal 2006. The increase for the three month period was primarily due to an increase in the number of units sold in the microwave category of the Emerson(R) product group and in addition, new sales from the recent introduction of iPod(R) compatible products.

          ii) An increase in themed product sales of $434,000, to $2.3 million in the first quarter of fiscal 2007 from $1.8 million for the first quarter of fiscal 2006. This revenue increase was the result of increased sales traction of the Nickelodeon(R) themed product category.

         iii) Licensing revenues decreased by approximately $923,000, or 36.9%, to approximately $1.5 million for the first quarter of fiscal 2007 from $2.5 million in the first quarter of fiscal 2006. The decrease for the three month period was primarily due to lower sales volumes under our video licensing agreement.

Cost of Sales - Cost of sales, as a percentage of net revenues, increased for the first quarter of fiscal 2007 to 86.4% from 85.2% for the same period of fiscal 2006. In relative terms, the increase in cost of sales for the three month period was primarily due to decreased licensing revenues compared to the same period in the prior year. In absolute terms, costs of sales for the first quarter of fiscal 2007 increased $14.9 million, or 45.4%, to $47.8 million from $32.9 million for the same period in fiscal 2006. The cost of sales, as a percentage of sales revenue less license revenues decreased to 88.8% for the first quarter of fiscal 2007 as compared to 91.0% for the same period in the prior year.

Gross profit margins continue to be subject to decreased licensing revenues and competitive pressures arising from lower pricing of the product categories in the consumer electronics market in which Emerson competes. Emerson's branded products are generally placed in the low-to-medium priced category of the market.

Other Operating Costs and Expenses - Other operating costs and expenses, as a percentage of net revenues, decreased to 2.9% from 3.1% for the first quarter of fiscal 2007 compared to the same period of fiscal 2006. In absolute terms, other operating costs and expenses increased approximately $400,000 to $1.6 million from $1.2 million for the three month periods of fiscal 2007 and fiscal 2006, respectively. As a percentage of net revenues, the decrease for the three month period was primarily due to lower service fees related to inventory and returned product handling as compared to the increase in sales volumes.

Selling, General and Administrative Expenses ("S,G&A") - S,G&A increased approximately $1.5 million, or 39.5%, to $5.3 million (9.6% of net revenues) from $3.8 million (9.9% of net revenues) for the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. The increase in absolute terms for the three month period of fiscal 2007 compared to fiscal 2006 was primarily due to an increase of approximately $400,000 for sales commission and freight out costs related to the increase in sales volume. In addition, advertising expenditures, professional fees and bad debt expenses increased by approximately $354,000, $185,000 and $385,000, respectively. These increases were partially offset by decreases in personnel expenditures of approximately $168,000.

Acquisition Costs - Acquisition costs were $21,000 for the first quarter of fiscal 2007, associated with contemplated acquisition transactions that were not completed. There were no acquisition costs in the first quarter of fiscal 2006.

Non-Cash Compensation - Non-cash compensation costs relate to stock option expense associated with the adoption of SFAS 123R "Share-Based Payments." For the three month periods of fiscal 2007 and fiscal 2006, non-cash compensation costs were approximately $105,000 and $82,000, respectively.

Interest (Income) Expense, net - In the first quarter of fiscal 2007, the Company recorded interest income, net of $105,000, an increase of $512,000, over the first quarter of fiscal 2006, in which we recorded approximately $407,000 in interest expense, net. The decrease in interest expense was primarily the result of lower financing activities, as well as increased interest income recorded in the foreign subsidiaries. The Company utilized cash received from the sale of SSG for repayments of long-term borrowings during the previous fiscal year.

Provision for Income Taxes - Income tax expenses were approximately $14,000 for the first quarter of fiscal 2007 as compared to $62,000 for the first quarter of fiscal 2006. The decrease in the tax expense for the three month period was primarily the result of lower pre-tax profit in our domestic subsidiary as compared to the same period in fiscal 2006.

Income From Continuing Operations - As a result of the foregoing factors, net income from continuing operations amounted to approximately $581,000 (1.1%
of net revenues) for the first quarter of fiscal 2007 as compared to $416,000 (1.1% of net revenues) for the same period of fiscal 2006.


LIQUIDITY AND CAPITAL RESOURCES


         As of June 30, 2006, we had cash and cash equivalents of approximately $15.3 million compared to approximately $17.5 million at March 31, 2006. Working capital increased to $61.1 million at June 30, 2006 as compared to $60.2 million at March 31, 2006. The decrease in cash and cash equivalents of approximately $2.2 million was primarily due to increases in cash used by operating activities, offset by cash provided from investing activities, as described below.

         Cash flows used by continuing operating activities were approximately $2.9 million for fiscal 2007, primarily related to an increase in accounts payable and accrued liabilities of $14.0 million, an increase in asset allowances and other reserves of $0.9 million and operating income of $0.6 million, offset by an increase in accounts receivable of $11.1 and inventories of $8.1 million. Both the increases in accounts payable and accrued liabilities and accounts receivable are primarily due to the increased sales volumes over the prior quarter. The increase in inventory was due to the seasonal nature of the business, as well as the continuing shift from the direct import to domestic business which creates a growing need for inventory at domestic locations.

         Net cash used by investing activities was approximately $67,000 in fiscal 2007, which consisted primarily of tools and equipment acquisitions.

         Net cash provided by financing activities was approximately $677,000 in fiscal 2007, primarily due to the increased foreign borrowings.

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

         As of June 30, 2006, there were no borrowings outstanding under the facility and Emerson was in compliance with the covenants contained in the loan agreement. The loan agreement expires in December 2010, and accordingly, all amounts outstanding under this facility have been presented as long-term.

         Our foreign subsidiaries maintain various credit facilities, aggregating $18.7 million, consisting of the following:

          o Two letter of credit facilities totaling $11.2 million which are used for inventory purchases; and

          o Two back-to-back letter of credit facilities totaling $7.5 million.

         At June 30, 2006, our foreign subsidiaries pledged approximately $3.0 million in certificates of deposit to this bank to assure the availability of the $11.2 million of credit facilities. The compensating amount of $3.0 million of restricted cash is legally restricted from use for general business purposes. At June 30, 2006, there were approximately $6.5 million of letters of credit outstanding under these credit facilities.

         We believe that our present cash position, future cash flow from operations and our existing institutional financing noted above will be sufficient to fund all of our cash requirements for the next twelve months.

         The following summarizes our obligations at June 30, 2006 for the periods shown (in thousands):

                                                                     PAYMENT DUE BY PERIOD
                                -----------------------------------------------------------------------------------------
                                                  LESS THAN
                                    TOTAL          1 YEAR          1 - 3 YEARS        3 - 5 YEARS      MORE THAN 5 YEARS
                                ------------- ----------------- ------------------ ------------------ -------------------
Notes and
  mortgages payable                $  623            $   74            $  148            $  148            $  253
Capital lease
  obligations                         191                53                94                44              --
Leases                              6,208             1,596             2,900             1,712              --
                                   ------            ------            ------            ------            ------
Total                              $7,022            $1,723            $3,142            $1,904            $  253
                                   ======            ======            ======            ======            ======

         There were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of June 30, 2006.

CRITICAL ACCOUNTING POLICIES

         For the three month period ended June 30, 2006, there were no significant changes to our accounting policies from those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.


INFLATION, FOREIGN CURRENCY, AND INTEREST RATES

         Neither inflation nor currency fluctuations had a significant effect on our results of operations during the first quarter of fiscal 2007. Our exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders. We purchase virtually all of our products from manufacturers located in China.

         The interest on any borrowings under our credit facilities would be based on the prime and LIBOR rate. We believe that given the present economic climate, interest rates, while expected to rise, are not expected to increase significantly during the coming year.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no significant changes from items disclosed in Form 10-K for the fiscal year ended March 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

         During the three month period of fiscal 2007, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

         Based on their evaluation as of June 30, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.


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

         Emerson and Mr. Jurick moved to dismiss the first cause of action, and oral argument on their motion was conducted on June 23, 2006. On July 5, 2006, the court granted Emerson and Mr. Jurick's motion and the first cause of action was dismissed. Based on the expectation that Emerson and Mr. Jurick would prevail in their defense, no loss was accrued in this matter as of June 30, 2006.

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

         Generally, the complaint had alleged that Emerson and the Individual Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by (i) issuing certain positive statements during the Class Period regarding our ability to replace lost revenues attributable to the Hello Kitty(R) license and (ii) omitting to disclose that Emerson suffered allegedly soured relationships with its largest retail customers. Based on the expectation that the defendants will ultimately prevail in their defense, no loss has been accrued in this matter as of June 30, 2006.

         For other information on litigation to which the Company is a party, reference is made to Part 1 Item 3 - Legal Proceedings in our most recent annual report on Form 10-K.


ITEM 1.A RISK FACTORS.

There were no changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, as amended.




ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.


SHARE REPURCHASES:

         For the quarter ended June 30, 2006, we did not repurchase any shares under Emerson Radio Corp.'s common stock share repurchase program. The share repurchase program was publicly announced in September 2003 to repurchase up to 2,000,000 shares of Emerson's outstanding common stock. Share repurchases are made from time to time in open market transactions in such amounts as determined in the discretion of Emerson's management within the guidelines set forth by Rule 10b-18 under the Securities Exchange Act. Prior to the June 30, 2006 quarter, the Company repurchased 1,267,623 shares under this program. As of June 30, 2006, the maximum number of shares that are available to be repurchased under Emerson Radio Corp.'s common share repurchase program was 732,377.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      (a)       None

      (b)       None



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         None


ITEM 5.  OTHER INFORMATION.

         None


ITEM 6.  EXHIBITS.


      10.31 Letter re: Employment Agreement between Emerson Radio Corp. and John D. Florian, effective as of May 10, 2006.

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


                               EMERSON RADIO CORP.
                               -------------------
                                  (Registrant)



Date:    August 21, 2006   /s/ Adrian Ma
                           -------------------
                           Adrian Ma
                           Chief Executive Officer
                           (Principal Executive Officer)



Date:    August 21, 2006   /s/ John D. Florian
                           -------------------
                           John D. Florian
                           Deputy Chief Financial Officer and
                           Controller
                           (Principal Financial and Accounting Officer)