Form 10-Q
period 2006-09-30
EMERSON RADIO CORP
filed 2006-11-14
CIK 32621

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2006
                               -------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    -----------------------


Commission file number                  001-07731
                       --------------------------------------------------------

                              EMERSON RADIO CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                 22-3285224
-------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)

   9 Entin Road   Parsippany, New Jersey              07054
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

   Indicate the number of shares outstanding of common stock as of November 10, 2006: 27,089,832.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           SEPTEMBER 30            SEPTEMBER 30
                                                         2006         2005       2006         2005
                                                       --------     --------    --------    --------

NET REVENUES                                           $ 99,588     $ 77,576    $154,829    $116,223
COSTS AND EXPENSES:
COST OF SALES                                            86,678       68,108     134,518     101,022
Other operating costs and expenses                        1,426        1,641       3,025       2,840
Selling, general and administrative
  expenses (exclusive of non-cash
  compensation shown below)                               5,620        5,383      10,806       9,222
Acquisition costs                                          --           --            21        --
Non-cash compensation (recovered)                           (50)          88          55         170
                                                       --------     --------    --------    --------
                                                         93,674       75,220     148,425     113,254
                                                       --------     --------    --------    --------

OPERATING INCOME                                          5,914        2,356       6,404       2,969

Interest expense, net                                       212          199         107         606
                                                       --------     --------    --------    --------
INCOME BEFORE INCOME TAXES AND
  DISCONTINUED OPERATIONS                                 5,702        2,157       6,297       2,363

Provision for income taxes                                1,898          883       1,912         945
                                                       --------     --------    --------    --------
INCOME FROM CONTINUING OPERATIONS                         3,804        1,274       4,385       1,418
                                                       --------     --------    --------    --------
Income from discontinued
  operations, net of tax                                   --           --          --           272
Gain on sale of Sport Supply
  Group, Inc., net of tax                                  --         12,646        --        12,646
                                                       --------     --------    --------    --------
INCOME FROM DISCONTINUED OPERATIONS                        --         12,646        --        12,918

                                                       --------     --------    --------    --------
NET INCOME                                             $  3,804     $ 13,920    $  4,385    $ 14,336
                                                       ========     ========    ========    ========

BASIC NET INCOME PER SHARE:
  Continuing operations                                $   0.14     $   0.05    $   0.16    $   0.05
  Discontinued operations                                  --           0.47        --          0.48
                                                       --------     --------    --------    --------
                                                       $   0.14     $   0.52    $   0.16    $   0.53
                                                       ========     ========    ========    ========
DILUTED NET INCOME PER SHARE:
  Continuing operations                                $   0.14     $   0.05    $   0.16    $   0.05
  Discontinued operations                                  --           0.46        --          0.48
                                                       --------     --------    --------    --------
                                                       $   0.14     $   0.51    $   0.16    $   0.53
                                                       ========     ========    ========    ========
WEIGHTED AVERAGE SHARES
OUTSTANDING:
  Basic                                                  27,077       27,048      27,071      27,109
  Diluted                                                27,106       27,177      27,123      27,201

    The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                 SEPTEMBER 30,   MARCH 31,
                                                                                     2006          2006
                                                                                 -------------   ---------
ASSETS                                                                            (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                        $   4,842     $  17,517
  Restricted cash                                                                      3,000         3,000
  Accounts receivable (less allowances of $5,084 and
     $4,770, respectively)                                                            59,493        18,996
  Other receivables                                                                    1,757         1,427
  Inventories                                                                         51,135        33,003
  Prepaid expenses and other current assets                                            4,593         3,694
  Short term deposits                                                                 28,767          --
  Deferred tax assets                                                                  3,730         4,350
                                                                                   ---------     ---------
     Total current assets                                                            157,317        81,987

Property, plant and equipment, net                                                     2,410         2,500
Trademarks and other intangible assets, net                                              363           442
Deferred tax assets                                                                    5,974         6,861
Other assets                                                                              76           712
                                                                                   ---------     ---------
     Total assets                                                                  $ 166,140     $  92,502
                                                                                   =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                            $  27,391     $   1,841
  Current maturities of long-term borrowings                                             126            85
  Accounts payable and other current liabilities                                      61,262        18,121
  Accrued sales returns                                                                1,561         1,583
  Income taxes payable                                                                   509           142
                                                                                   ---------     ---------
     Total current liabilities                                                        90,849        21,772

Long-term borrowings                                                                     655           575

Shareholders' equity:
  Preferred shares - 10,000,000 shares authorized, 3,677
    shares issued and outstanding                                                      3,310         3,310
  Common shares - $.01 par value, 75,000,000 shares
    authorized; 52,925,797 and 52,900,297 shares issued,
      27,089,832 and 27,064,332 shares outstanding, respectively                         529           529
  Capital in excess of par value                                                     117,188       117,085
  Accumulated other comprehensive losses                                                 (77)          (70)
  Accumulated deficit                                                                (22,090)      (26,475)
  Treasury stock, at cost, 25,835,965 shares                                         (24,224)      (24,224)
                                                                                   ---------     ---------
     Total shareholders' equity                                                       74,636        70,155
                                                                                   ---------     ---------
     Total liabilities and shareholders' equity                                    $ 166,140     $  92,502
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

                      EMERSON RADIO CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                                                     SIX MONTHS ENDED
                                                                                       SEPTEMBER 30
                                                                                   ---------------------
                                                                                     2006         2005
                                                                                   --------     --------
Cash flows from operating activities:
    Income from continuing operations                                              $  4,385     $  1,418
    Adjustments to reconcile income from continuing operations to net cash used by continuing operations:
       Depreciation and amortization                                                    298          374
       Non cash compensation                                                             55          170
       Deferred tax expenses                                                          1,507          700
       Asset allowances, reserves and other                                           1,298        1,207
       Changes in assets and liabilities:
          Restricted cash                                                              --            250
          Accounts receivable                                                       (41,776)     (31,698)
          Other receivables                                                            (330)        (542)
          Inventories                                                               (18,173)      (4,616)
          Prepaid expenses and other current assets                                    (899)         392
          Deposits                                                                  (28,767)        --
          Other assets                                                                  595         (375)
          Accounts payable and other current liabilities                             43,139       23,510
          Income taxes payable                                                          367          223
                                                                                   --------     --------
  Operating cash flow (used) by continuing operations                               (38,301)      (8,987)
  Operating cash flow (used) by discontinued operations                                --            (53)
                                                                                   --------     --------
  Net cash (used) by operating activities                                           (38,301)      (9,040)
                                                                                   --------     --------

Cash flows from investing activities:
  Additions to property and equipment (continuing operations)                           (88)        (358)
  Investing activities of discontinued operations                                      --            (77)
  Proceeds from sale of SSG, net of tax                                                           30,980
                                                                                   --------     --------
  Net cash (used) provided by investing activities                                      (88)      30,545
                                                                                   --------     --------

Cash flows from financing activities:
    Short-term borrowings                                                            24,086        7,500
    Repayments of short-term borrowings                                                --         (7,500)
    Net borrowings (repayments) under line of credit facility                         1,505       (8,151)
    Purchase of treasury stock                                                         --           (392)
    Exercise of stock options                                                            50         --
    Long-term borrowings                                                             16,782          173
  Repayments of long-term borrowings                                                (16,709)      (5,000)
                                                                                   --------     --------
  Financing activities of continuing operations                                      25,714      (13,370)
  Financing activities of discontinued operations                                      --           (143)
                                                                                   --------     --------
Net cash provided (used) by financing activities                                     25,714      (13,513)
                                                                                   --------     --------

  Net (decrease) increase in cash and cash equivalents                              (12,675)       7,992

  Cash and cash equivalents at beginning of period                                   17,517        1,817

  Cash and cash equivalents at end of period                                       $  4,842     $  9,809
                                                                                   ========     ========

Supplemental disclosures of non-cash investing and financing activities:
The Company has entered into certain capital lease agreements. For the six month period ended September 30, 2006 the Company entered into agreements related to approximately $179,000 of equipment, which is excluded from the statement of cash flow as the transaction was non-cash in nature. There were no such transactions during the six month period ended September 30, 2005.

           The accompanying notes are an integral part of the interim consolidated financial statements.

                      EMERSON RADIO CORP. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

                  The consolidated financial statements include the accounts of Emerson Radio Corp. ("Emerson", consolidated - the "Company"), which operates in the consumer electronics business. On July 1, 2005, Emerson sold its 53.2% ownership in Sport Supply Group, Inc. ("SSG"), which was previously reported as the Company's Sporting Goods Segment, to Collegiate Pacific Inc. ("Collegiate") for net proceeds of $30.7 million, after disposition costs, which resulted in a net gain of $12.6 million, or $0.47 per share, that was reported in the Company's results for the quarter ended September 30, 2005. Such gain was net of total estimated income taxes of $4.2 million. As a result of the sale, the financial position and results of operations of SSG have been presented as discontinued operations for all prior year periods shown in the accompanying financial statements (see Note 10), and the Company now operates in one segment, the consumer electronics segment. The consumer electronics business includes the design, sourcing, importing and marketing of a variety of consumer electronic products and the licensing of the "[EMERSON(R) LOGO]" trademark for a variety of products domestically and internationally to certain licensees.

         The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of our consolidated financial position as of September 30, 2006 and the results of operations for the three and six month periods ended September 30, 2006 and September 30, 2005. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in our annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2006 ("fiscal 2006"), included in our annual report on Form 10-K, as amended, for fiscal 2006.

         Due to the seasonal nature of Emerson's business, the results of operations for the three and six month periods ended September 30, 2006 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2007 ("fiscal 2007").

         Certain reclassifications were made to conform the prior year's financial statements to the current presentation.

         During the fourth quarter of fiscal 2005, the Company elected to early-adopt SFAS No. 123R, "Share-Based Payment" ("SFAS 123R") under the modified retrospective approach applied only to prior interim periods in fiscal 2005. As a result, the Company has applied SFAS 123R to new awards and to awards modified, repurchased, or cancelled after April 1, 2004. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered that were outstanding as of April 1, 2004 are being recognized as the requisite service is rendered on or after April 1, 2004 (generally over the remaining option vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123. As a result of the early adoption, under the provision of SFAS 123R, the Company has recorded a recovery of non-cash compensation costs of approximately $50,000 for the three month period ended September 30, 2006 compared to non-cash compensation expenses of $88,000 for the corresponding period of the previous fiscal year, and $55,000 and $170,000 in non-cash compensation costs for the six month period ended September 30, 2006 and September 30, 2005, respectively.




NOTE 2 - COMPREHENSIVE INCOME

         Comprehensive income for the three and six month periods ended September 30, 2006 and September 30, 2005 is as follows (in thousands):

                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                SEPTEMBER 30           SEPTEMBER 30
                                               2006        2005       2006        2005
                                              -------     -------    -------     -------
                                                  (UNAUDITED)          (UNAUDITED)
Income from continuing operations             $ 3,804     $ 1,274    $ 4,385     $ 1,418
Recognition of realized losses in
  net income                                     --          --            3        --
Change in unrealized (loss) gain on
  securities, net                                  (7)       --          (10)         15
                                              -------     -------    -------     -------
Comprehensive income                          $ 3,797     $ 1,274    $ 4,378     $ 1,433
                                              =======     =======    =======     =======

NOTE 3 - NET EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                                             SEPTEMBER 30         SEPTEMBER 30
                                                           2006      2005       2006       2005
                                                         -------    -------    -------    -------
                                                            (UNAUDITED)           (UNAUDITED)
Numerator:
Net earnings from continuing
   operations for basic and
   diluted earnings per share                            $ 3,804    $ 1,274    $ 4,385    $ 1,418
                                                         =======    =======    =======    =======
Denominator:
Denominator for basic earnings
  per share - weighted average
  shares                                                  27,077     27,048     27,071     27,109
Effect of dilutive securities
  on denominator:
  Options and warrants                                        29        129         52         92
                                                         -------    -------    -------    -------
Denominator for diluted
  earnings per share -
  weighted average shares and
  assumed conversions                                     27,106     27,177     27,123     27,201
                                                         =======    =======    =======    =======

Earnings from continuing operations
   Basic and diluted earnings per
   share                                                 $  0.14    $  0.05    $  0.16    $  0.05
                                                         =======    =======    =======    =======



NOTE 4- SHAREHOLDERS' EQUITY

         Outstanding capital stock at September 30, 2006 consists of common stock and Series A convertible preferred stock. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; it retains a liquidation preference.

         At September 30, 2006, Emerson had approximately 502,000 options outstanding with exercise prices ranging from $1.00 to $3.26.

         In September 2003, the Company publicly announced the Emerson Radio Corp. common stock repurchase program. The program provides for share repurchase of up to 2,000,000 shares of Emerson's outstanding common stock. As of September 30, 2006, the Company has repurchased 1,267,623 shares under this program. During the quarter and year-to-date periods ended September 30, 2006, there were no shares repurchased under this program. No shares have been repurchased under the program since June 14, 2005. Repurchases of the Company's shares are subject to certain conditions under Emerson's banking facility.

         On October 7, 2003, in connection with a consulting arrangement, the Company granted 50,000 warrants with an exercise price of $5.00 per share. These warrants were valued using the Black-Scholes option valuation model, which resulted in $90,500 being charged to earnings during fiscal 2004. As of September 30, 2006, these warrants had not been exercised.

              On August 1, 2004, in connection with a consulting agreement, the Company granted 50,000 warrants with immediate vesting and an exercise price of $3.00 per share with an expiration date of August 2009. These warrants were valued using the Black-Scholes valuation model, which resulted in $88,500 being charged to earnings during fiscal 2005. As of September 30, 2006, these warrants had not been exercised.

NOTE 5 - INVENTORY

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of September 30, 2006 and March 31, 2006, inventories consisted of the following (in thousands):

                                          SEPTEMBER 30,     MARCH 31,
                                              2006             2006
                                          --------------   -----------
                                           (Unaudited)
          Finished goods                    $ 52,589         $ 34,416
          Less inventory allowances           (1,454)          (1,413)
                                            --------         --------
          Net inventory                     $ 51,135         $ 33,003
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

In August 2006, the Company was notified by the Franchise Tax Board of the State of California that it had suspended in California the rights, powers and privileges of a predecessor company due to that predecessor's failure to pay state taxes, interest and penalties for tax years from 1979 to 1989 in the aggregate amounts of approximately $5.1 million. The Company is not able at this time to determine the amount (if any) of such claim which is properly due and payable.


NOTE 7 - RELATED PARTY TRANSACTIONS

         On December 5, 2005, the Grande Holdings Limited ("Grande") purchased approximately 37% (10,000,000 shares) of the Company's outstanding common stock from our former Chairman and Chief Executive Officer, Geoffrey P. Jurick. Since the initial purchase of common stock, Grande has increased its holdings of Emerson Radio Corp. common stock through open market purchases to approximately 50.9%, as of the date of this filing.

         In January 2006, Emerson commenced leasing office space and procuring services in connection with this office space rental in Hong Kong from Grande on terms which Emerson management believes reflect arms length transactions. Under these arrangements, Emerson incurred expenses with Grande of approximately $105,000 and $235,000 for the three and six month periods ended September 30, 2006, respectively.

         Emerson, Grande and Capetronic Displays Limited ("Capetronic"), a subsidiary of Grande, have a prearranged sales agreement totaling 40,040 units of 42" plasma televisions which will result in net revenues of $32.9 million and approximately $1 million in net income from continuing operations during fiscal 2007. In September 2006, 25,340 of these units were shipped and $20.8 million and $253,000 was recorded in net revenues and net income, respectively, for the second quarter of fiscal 2007. Component parts valued at approximately $6.5 million were purchased by Emerson from Capetronic. Inventory purchases related to this sales agreement were purchased from an unrelated party and were funded with cash on hand and increased borrowings. This sales agreement is part of a major holiday promotional sale with one of our major customers.

NOTE 8 - BORROWINGS

Short-term Borrowings

         Short-term borrowings consist of amounts outstanding under the Company's foreign bank facilities held by its foreign subsidiaries and current amounts outstanding under our Revolving Credit Agreement with Wachovia Bank. (See Note 8 - Borrowings, Long-term borrowings) Availability under the foreign bank facilities totals $17.5 and $23.3 million as of September 30, 2006 and March 31, 2006, and is maintained by the pledge of bank deposits of approximately $3.0 milion for each period shown in the following table. These compensating amounts are legally restricted from use for general business purposes and are classified as restricted cash in the current asset section of the balance sheet. The current revolver balance of $24.0 million pertains to parts and inventory purchases primarily for promotional item sales recorded near the end of the second quarter of fiscal 2007. As of the date of this filing, the outstanding revolver balance has subsequently been returning to normal seasonal business levels.

                                            SEPTEMBER 30,       MARCH 31,
                                                2006             2006
                                            -----------       -----------
                                                    (IN THOUSANDS)
                                            (UNAUDITED)

Revolving line of credit                     $24,045             $  ---
Foreign bank loans                             3,346              1,841
                                            -----------       -----------
Short term borrowings                        $27,391             $1,841

Long-term Borrowings

         As of September 30, 2006 and March 31, 2006, borrowings under long-term facilities consisted of the following:

                                            SEPTEMBER 30,          MARCH 31,
                                               2006                  2006
                                            ------------         ------------
                                                      (IN THOUSANDS)
                                             (UNAUDITED)
Mortgage payable                              $    604           $    641
Capitalized lease obligations
 and other                                         177                 19
                                              --------           --------
                                                   781                660
Less current maturities                           (126)               (85)
                                              --------           --------
Long term debt and notes payable              $    655           $    575
                                              ========           ========


                  Emerson Credit Facility - On December 23, 2005, Emerson entered into a $45.0 million Revolving Credit Agreement with Wachovia Bank. The loan agreement provides for a $45.0 million revolving line of credit for revolving loans subject to individual maximums which, in the aggregate, are not to exceed the lesser of $45 million or a "Borrowing Base" as defined in the loan agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime (8.25% as of September 30, 2006) plus 0.00% to 0.50% or, at Emerson's election, the London Interbank Offered Rate ("LIBOR" which was 1.25% as of September 30, 2006) plus 1.25% to 2.25% depending on excess availability. Pursuant to the Revolving Credit Agreement, Emerson is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender's prior consent and is subject to certain leverage financial covenants. Amounts outstanding under the loan agreement will be secured by substantially all of Emerson's tangible assets.

                 During the quarter ended September 30, 2006, Emerson amended its Revolving Credit Agreement with Wachovia Bank, National Association to finance its working capital requirements through October 31, 2006, primarily to ensure funding of the promotional item purchases totaling over $30.0 million. Under this amendment, Emerson's line of credit was increased to $53 million from $45 million for this period; and its revolver commitments, letters of credit and inventory borrowing bases were increased. Emerson did not utilize the additional available funds during the amendment period, and this amendment expired at October 31, 2006.

                 At September 30, 2006, there were approximately $24.0 million of borrowings outstanding under the facility and Emerson was in compliance with the covenants contained in the loan agreement. Emerson has elected to pay interest at the LIBOR rate plus a 1.25% margin, the effective interest rate on such borrowings was 6.58% at September 30, 2006.

                  As of September 30, 2006, the carrying value of this credit facility approximated fair value.



NOTE 9 - LEGAL PROCEEDINGS

Putative Class Actions

              On December 15, 2005, Jeffrey S. Abraham, on behalf of himself and all common stockholders of Sport Supply Group, Inc. ("Sport Supply"), filed a putative class action and derivative complaint against Emerson, Geoffrey P. Jurick, Arthur J. Coerver, Harvey Rothenberg, Collegiate Pacific, Inc. and Michael J. Blumenfeld and nominal defendant Sport Supply in the Court of Chancery of the State of Delaware, Civil Action No. 1845-N. The complaint alleged, among other things, that Emerson and Mr. Jurick breached their fiduciary duty to the minority stockholders of Sport Supply when they sold Emerson's controlling stake in Sport Supply for a premium. Emerson and Mr. Jurick moved to dismiss the claims asserted against them, and on July 5, 2006, the court granted their motion and the claims against Emerson and Mr. Jurick were dismissed.

         In March of 2004, a putative class action captioned In Re Emerson Radio Corp. Securities Litigation, 03cv4201 (JLL) was filed in the United States District Court for the District of New Jersey. The class action complaint asserted various securities-related claims against Emerson and Geoffrey Jurick, Kenneth Corby, John Raab and Jerome Farnum relating to certain of Emerson's public disclosures. Emerson and the other defendants moved to dismiss the complaint, and on December 19, 2005, the Court granted the defendants' motion to dismiss the complaint without prejudice. On March 3, 2006, one of the lead plaintiffs, Clark Niss, moved to withdraw as a lead plaintiff, which motion was granted on March 29, 2006. On April 26, 2006, the remaining lead plaintiff, Jeffrey Hoffman, filed a Notice of Appeal, taking an appeal of the Court's December 19, 2005 dismissal order to the United States Court of Appeals for the Third Circuit. On September 11, 2006, the remaining lead plaintiff voluntarily dismissed the appeal. Accordingly, the putative class action litigation against Emerson and the other defendants has been favorably concluded.

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

                                         THREE MONTHS     SIX MONTHS
                                            ENDED           ENDED
DISCONTINUED OPERATIONS(SSG)                 SEPTEMBER 30, 2005
                                      ---------------------------------

Net revenues                              $  --            $23,218

Operating income                             --                610

Gain on sale of SSG, net of tax            12,646           12,646

Net income                                $12,646          $12,918

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

      All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

       COMPANY FILINGS

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

                  The following table summarizes certain financial information for the three and six month periods ended September 30, 2006 (fiscal 2007) and the three and six month periods ended September 30, 2005 (fiscal 2006) (in thousands):


                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       SEPTEMBER 30            SEPTEMBER 30
                                                   2006          2005         2006         2005
                                                 --------      --------     --------     --------
                                                       (UNAUDITED)               (UNAUDITED)
Net revenues                                     $ 99,588      $ 77,576     $154,829     $116,223

Cost of sales                                      86,678        68,108      134,518      101,022
Other operating costs                               1,426         1,641        3,025        2,840
Selling, general and
  administrative costs                              5,620         5,383       10,806        9,222
Acquisition costs                                    --            --             21         --
Non-cash compensation
  costs (recovered)                                   (50)           88           55          170
                                                 --------      --------     --------     --------
Operating income                                    5,914         2,356        6,404        2,969
Interest expense, net                                 212           199          107          606
                                                 --------      --------     --------     --------
Income from continuing operations
  before income taxes                               5,702         2,157        6,297        2,363

Provision for income taxes                          1,898           883        1,912          945
                                                 --------      --------     --------     --------
Income from continuing
  operations                                     $  3,804      $  1,274     $  4,385     $  1,418
                                                 ========      ========     ========     ========


Net Revenues - Net revenues for the second quarter of fiscal 2007 increased $22.0 million, or 28.4%, to $99.6 million as compared to $77.6 million for the second quarter of fiscal 2006. For the six month period of fiscal 2007, net revenues increased $38.6 million, or 33.2%, to $154.8 million from $116.2 million for the six month period of fiscal 2006. Net revenues are comprised of Emerson(R) branded product sales, promotional item sales, themed product sales and licensing revenues. Emerson(R) branded product sales are earned from the sale of products bearing the Emerson(R) or HH Scott(R) brand name; promotional item sales include various sales programs of specific models or products based on customer specifications; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson(R) and HH Scott(R) brand names to licensees for a fee. The variations in net revenue for the three and six month periods were comprised of:

         i) An increase in revenues from the sale of Emerson(R) branded product of $13.6 million, or 26.7%, to $64.6 million from $51.0 million for the second quarter of fiscal 2007 as compared to the same period in fiscal 2006. Revenues for the six month period of fiscal 2007 of Emerson(R) branded product increased $30.7 million, or 36.0%, to $116.0 million from $85.3 million for the same period is fiscal 2006. The increase for the three and six month periods was primarily due to an increase in the number of units sold in the microwave category of the Emerson(R) product group and an increase in sales of iPod(R) compatible products.

        ii) During the second quarter of fiscal 2007, Emerson had promotional item sales totaling $20.8 million. This sales agreement represents a major holiday promotion with one of our major customers and will result in total net revenues of $32.9 million in fiscal 2007. In addition to this increase in net revenues, this promotional sale resulted in an increase in accounts payable and other current liabilities and accounts receivable of $20.6 million and $20.8 million, respectively, as well as an increase in short term deposits of $28.8 million due to parts and inventory purchases related to this sale. In order to fund these purchases, short term borrowings through our revolving line of credit increased by $24.0 milion for the period ended September 30, 2006. As of the date of this filing, the outstanding balances in accounts payable and other current liabilities, accounts receivable, short term deposits and short term borrowings have subsequently been returning to normal seasonal business levels. There were no promotional item sales during fiscal 2006.

       iii) A decrease in themed product sales of $11.9 million, or 48.4%, to $12.7 million in the second quarter of fiscal 2007 from $24.6 million for the second quarter of fiscal 2006. For the six month period of fiscal 2007, themed product sales totaled $15.0 million compared to $26.4 million for the same period in fiscal 2006, a decrease of $11.4 million, or 43.2%. This revenue decrease was the result of decreased unit sales of the Nickelodeon(R) themed product category.

        iv) Licensing revenues decreased by approximately $530,000, or 26.5%, to approximately $1.5 million for the second quarter of fiscal 2007 from $2.0 million in the second quarter of fiscal 2006. For the six month period of fiscal 2007, licensing revenues decreased by approximately $1.5 million, or 33.3%, to $3.0 million as compared to $4.5 million for the six month period of fiscal 2006. The decreases for the three and six month periods were primarily due to lower sales volumes under our video licensing agreement.


Cost of Sales - Cost of sales, as a percentage of net revenues, decreased for the second quarter of fiscal 2007 to 86.8% from 87.8% for the same period of fiscal 2006, and to 86.7% from 86.9% for the six month period of fiscal 2007 compared to the same period of fiscal 2006. In relative terms, the decrease in cost of sales for the three and six month periods was primarily due to increased sales in our higher margin iPod(R) compatible product category. In absolute terms, costs of sales for the second quarter of fiscal 2007 increased $18.6 million, or 27.3%, to $86.7 million from $68.1 million for the same period in fiscal 2006. For the six month period of fiscal 2007, cost of sales increased $33.5 million, or 33.2%, to $134.5 million from $101.0 million for the same period of fiscal 2006. The cost of sales as a percentage of sales revenues less license revenues decreased to 88.1% and 88.4% for the three and six month periods of fiscal 2007, respectively, as compared to 90.1% and 90.4% for the three and six month periods of fiscal 2006.

Gross profit margins continue to be subject to decreased licensing revenues and competitive pressures arising from lower pricing of the product categories in the consumer electronics market in which Emerson competes. Emerson's branded products are generally placed in the low-to-medium priced category of the market.

Other Operating Costs and Expenses - Other operating costs and expenses, as a percentage of net revenues, decreased to 1.4% from 2.1% for the second quarter of fiscal 2007 compared to the same period of fiscal 2006, and decreased to 2.0% for the six month period of fiscal 2007 compared to 2.4% for the same period in fiscal 2006. In absolute terms, other operating costs and expenses decreased to $1.4 million from $1.6 million ($215,000 or 13.4%) and increased to $3.0 million from $2.8 million ($185,000 or 6.6%) for the three and six month periods of fiscal 2007 and fiscal 2006, respectively. As a percentage of net revenues, the decrease for the three and six month periods was primarily due to lower service fees related to inventory and returned product handling as compared to the increase in sales volumes.


Selling, General and Administrative Expenses ("S,G&A") - S,G&A increased approximately $237,000, or 4.4%, to $5.6 million (5.6% of net revenues) from $5.4 million (6.9% of net revenues) for the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006. For the six month period of fiscal 2007, S,G&A expenses increased $1.6 million, or 17.4%, to $10.8 million (7.0% of net revenues) from $9.2 million (7.9% of net revenues) in fiscal 2006. For the second quarter of fiscal 2007, the increase in absolute terms compared to fiscal 2006 was primarily due to an increase of approximately $212,000 for sales commissions and freight out costs related to the increase in sales volumes. In addition, advertising expenditures and bad debt expenses increased by approximately $110,000 and $357,000, respectively. These increases were partially offset by decreases in personnel expenditures of approximately $310,000, as well as decreases in various other costs. The increase in absolute terms for the six month period of fiscal 2007 compared to fiscal 2006 was primarily due to increased commission and inventory carrying expenditures of $595,000, advertising expenses of $311,000, and bad debt expenses of $742,000. These increases were partially offset by decreases in payroll bonus costs of approximately $505,000 and a gain on sale of real property of approximately $198,000.


Acquisition Costs - The Company recorded acquisition costs of approximately $21,000 in the first quarter of fiscal 2007, associated with contemplated acquisition transactions that were not completed. There were no acquisition costs in the first or second quarter of fiscal 2006.


Non-Cash Compensation Costs (Recovered) - Non-cash compensation costs relate to stock option expense associated with the adoption of SFAS 123R "Share-Based Payments." For the three month period ending September 30, 2006, adjustments to non-cash compensation expenses incurred in prior periods were recorded resulting in a recovery of such costs totaling $50,000, as compared to $88,000 in non-cash compensation costs recorded for the same period of fiscal 2006. These adjustments were the result of stock option forfeitures due to senior management and board of director changes over the past year. For the six month periods, non-cash compensation costs of approximately $55,000 and $170,000 were recorded for fiscal 2007 and fiscal 2006, respectively. All non-cash compensation costs in all periods were associated with stock options.

Interest Expense, net - In the second quarter of fiscal 2007, the Company recorded interest expense, net, of $212,000, an increase of $13,000 over the second quarter of fiscal 2006, in which we recorded approximately $199,000 in interest expense, net. For the six month period of fiscal 2007, the Company recorded interest expense, net of $107,000, a decrease of approximately $500,000 over the six month period of fiscal 2006, in which we recorded $606,000 in interest expense, net. The decrease in interest expense, net was primarily the result of lower financing activities, as well as increased interest income recorded in the foreign subsidiaries.


Provision for Income Taxes - Income tax expenses were approximately $1.9 million for the second quarter of fiscal 2007 as compared to $883,000 for the second quarter of fiscal 2006. For the six month period of fiscal 2007, the provision for income taxes increased by $967,000 to $1.9 million as compared to $945,000 for the same period in fiscal 2006. The increase in the tax expense for the three and six month periods of fiscal 2007 was the result of higher pre-tax profit in our domestic subsidiary as compared to the same period in fiscal 2006.


Income From Continuing Operations - As a result of the foregoing factors, net income from continuing operations amounted to approximately $3.8 million (3.8% of net revenues) for the second quarter of fiscal 2007 as compared to $1.3 million (1.6% of net revenues) for the same period of fiscal 2006. For the six month period of fiscal 2007, net income from continuing operations totaled approximately $4.4 million (2.8% of net revenues) as compared to $1.4 million (1.2% of net revenues) for the six month period of fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2006, we had cash and cash equivalents of approximately $4.8 million compared to approximately $17.5 million at March 31, 2006. Working capital increased to $66.5 million at September 30, 2006 as compared to $60.2 million at March 31, 2006. The decrease in cash and cash equivalents of approximately $12.7 million was primarily due to increases in cash used by continuing operating activities of $38.3 million, offset by cash provided from investing activities of $25.7 million, as described below.

         Cash flows used by continuing operating activities were approximately $38.3 million for fiscal 2007, primarily related to increases in accounts receivable ($41.8 million), inventories ($18.2 million) and deposits ($28.8 million), offset by an increase in accounts payable and accrued liabilities ($43.1 million) and income from continuing operations ($4.4 million). Due to foreign purchases of promotional items, accounts payable and accrued liabilities and accounts receivable increased in part by approximately $20.6 million and $20.8 million, respectively, and deposits increased by $28.8 million. These increases were a result of a major holiday promotion with one of our major customers. (See Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations). In addition, the increase in inventories and the remaining increases in accounts payable and accrued liabilities and accounts receivable were due to the seasonal nature of the business, with increased sales volumes over the prior quarter and increased domestic inventory purchases related to the upcoming holiday sale season.

         Net cash used by investing activities was approximately $88,000 in fiscal 2007, which consisted primarily of tools and equipment acquisitions.

         Net cash provided by financing activities was approximately $25.7 million for fiscal 2007 due primarily to the net increase in borrowings needed to secure the purchase of promotional items as well as purchases related to increased inventory levels for the upcoming holiday selling season.

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

         During the quarter ended September 30, 2006, Emerson amended its Revolving Credit Agreement with Wachovia Bank, National Association to finance its working capital requirements through October 31, 2006, primarily to ensure funding of the promotional item purchases totaling over $30.0 million. Under this amendment, Emerson's line of credit was increased to $53 million from $45 million for this period; and its revolver commitments, letters of credit and inventory borrowing bases were increased. Emerson did not utilize the additional available funds during the amendment period, and this amendment expired at October 31, 2006.

         As of September 30, 2006, there were approximately $24.0 million in borrowings outstanding under the facility and Emerson was in compliance with the covenants contained in the loan agreement. Due to the fact that the outstanding revolver balance has been returning to normal seasonal business levels as of the date of this filing, all amounts outstanding under this facility have been presented as short-term in the accompanying financial statements.

         Our foreign subsidiaries maintain various credit facilities, aggregating $17.5 million, consisting of the following:

         o Two letter of credit facilities totaling $10.0 million which are used for inventory purchases; and

         o  Two back-to-back letter of credit facilities totaling $7.5 million.

         At September 30, 2006, our foreign subsidiaries pledged approximately $3.0 million in certificates of deposit to this bank to assure the availability of the $10.0 million of credit facilities. The compensating amount of $3.0 million of restricted cash is legally restricted from use for general business purposes. At September 30, 2006, there were approximately $5.9 million of letters of credit outstanding under these credit facilities.

         We believe that our present cash position, future cash flow from operations and our existing institutional financing noted above will be sufficient to fund all of our cash requirements for the next twelve months.

         The following summarizes our obligations at September 30, 2006 for the periods shown (in thousands):

                                                     PAYMENT DUE BY PERIOD
                              ------------------------------------------------------------------------
                                               LESS THAN        1 - 3         3 - 5         MORE THAN
                                  TOTAL         1 YEAR          YEARS         YEARS         5 YEARS
                               ----------     ----------     ----------     ----------     ----------
Mortgages payable              $      604     $       74     $      148     $      148     $      234
Capital lease
  obligations                         177             52             93             32             --
Leases                              5,951          1,647          2,952          1,352             --
                               ----------     ----------     ----------     ----------     ----------
Total                          $    6,732     $    1,773     $    3,193     $    1,532     $      234
                               ==========     ==========     ==========     ==========     ==========

         There were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of September 30, 2006.

CRITICAL ACCOUNTING POLICIES

         For the six month period ended September 30, 2006, there were no significant changes to our accounting policies from those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

INFLATION, FOREIGN CURRENCY, AND INTEREST RATES

                  Neither inflation nor currency fluctuations had a significant effect on our results of operations during the first and second quarters of fiscal 2007. Our exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders. We purchase virtually all of our products from manufacturers located in China.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

                  During the six month period of fiscal 2007, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

                  Based on their evaluation as of September 30, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls over financial reporting.

         There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On December 15, 2005, Jeffrey S. Abraham, on behalf of himself and all common stockholders of Sport Supply Group, Inc. ("Sport Supply"), filed a putative class action and derivative complaint against Emerson, Geoffrey P. Jurick, Arthur J. Coerver, Harvey Rothenberg, Collegiate Pacific, Inc. and Michael J. Blumenfeld and nominal defendant Sport Supply in the Court of Chancery of the State of Delaware, Civil Action No. 1845-N. The complaint alleged, among other things, that Emerson and Mr. Jurick breached their fiduciary duty to the minority stockholders of Sport Supply when they sold Emerson's controlling stake in Sport Supply for a premium. Emerson and Mr. Jurick moved to dismiss the claims asserted against them, and on July 5, 2006, the court granted their motion and the claims against Emerson and Mr. Jurick were dismissed.

         In March of 2004, a putative class action captioned In Re Emerson Radio Corp. Securities Litigation, 03cv4201 (JLL) was filed in the United States District Court for the District of New Jersey. The class action complaint asserted various securities-related claims against Emerson and Geoffrey Jurick, Kenneth Corby, John Raab and Jerome Farnum relating to certain of Emerson's public disclosures. Emerson and the other defendants moved to dismiss the complaint, and on December 19, 2005, the Court granted the defendants' motion to dismiss the complaint without prejudice. On March 3, 2006, one of the lead plaintiffs, Clark Niss, moved to withdraw as a lead plaintiff, which motion was granted on March 29, 2006. On April 26, 2006, the remaining lead plaintiff, Jeffrey Hoffman, filed a Notice of Appeal, taking an appeal of the Court's December 19, 2005 dismissal order to the United States Court of Appeals for the Third Circuit. On September 11, 2006, the remaining lead plaintiff voluntarily dismissed the appeal. Accordingly, the putative class action litigation against Emerson and the other defendants has been favorably concluded.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

SHARE REPURCHASES:

                  For the quarter ended September 30, 2006, we did not repurchase any shares under Emerson Radio Corp.'s common stock share repurchase program. The share repurchase program was publicly announced in September 2003 to repurchase up to 2,000,000 shares of Emerson's outstanding common stock. Share repurchases are made from time to time in open market transactions in such amounts as determined in the discretion of Emerson's management within the guidelines set forth by Rule 10b-18 under the Securities Exchange Act. Prior to the September 30, 2006 quarter, the Company repurchased 1,267,623 shares under this program. As of September 30, 2006, the maximum number of shares that are available to be repurchased under Emerson Radio Corp.'s common share repurchase program was 732,377. No shares have been repurchased under the program since June 14, 2005.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         (a)      None

         (b)      None



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


                  None


ITEM 5.  OTHER INFORMATION.


         On November 8, 2006, a subsidiary of Grande Holdings made a proposal to Emerson to sell a 51% interest in Capetronic Group, Ltd., a consumer electronics manufacturer, to an Emerson subsidiary for $108 million. Grande Holdings beneficially owns 50.8% of Emerson's outstanding shares of common stock. Emerson has formed a special committee of independent directors to evaluate the proposal on behalf of the Company. There can be no assurance that Emerson will proceed with and/or complete the transaction or as to what the terms with respect to any such transaction would be, nor can Emerson provide a timeline as to when a resolution, if any, may occur.

   ITEM 6.   EXHIBITS.

   10.32 First Amendment to Loan and Security Agreement, dated as of September 1, 2006, among Emerson Radio Corp., Emerson Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Limited and Wachovia Bank, National Association.*

   31.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002.*

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


                                EMERSON RADIO CORP.
                                   (Registrant)



Date:    November 14, 2006
                                  /s/ Adrian Ma
                                  ---------------------------------------------
                                  Adrian Ma
                                  Chief Executive Officer
                                  (Principal Executive Officer)



Date:    November 14, 2006
                                  /s/ John D. Florian
                                  ---------------------------------------------
                                  John D. Florian
                                  Deputy Chief Financial Officer and
                                  Controller
                                  (Principal Financial and Accounting Officer)