Form 10-Q
period 2006-12-31
EMERSON RADIO CORP
filed 2007-03-16
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes     ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐  Large accelerated filer     ☐   Accelerated filer     ☑  Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes      ☑ No
     Indicate the number of shares outstanding of common stock as of March 15, 2007: 27,109,832.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except earnings per share data)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2006	2005	2006	2005

Net revenues	$89,339	$76,514	$244,168	$192,737
Costs and expenses:
Cost of sales	64,344	66,555	177,920	167,577
Cost of sales-related party	12,148	—	33,090	—
Other operating costs and expenses	1,330	1,823	4,355	4,663
Selling, general and administrative expenses (exclusive of non-cash compensation shown below)	5,402	5,588	16,208	14,810
Acquisition costs	—	—	21	—
Non-cash compensation	83	90	138	260

	83,307	74,056	231,732	187,310

Operating income	6,032	2,458	12,436	5,427

Interest expense, net	457	370	564	976

Income before income taxes and discontinued operations	5,575	2,088	11,872	4,451

Provision for income taxes	1,880	693	3,792	1,638

Income from continuing operations	3,695	1,395	8,080	2,813

Income from discontinued operations, net of tax	—	—	—	272
Gain on sale of Sport Supply Group, Inc., net of tax	—	—	—	12,646

Income from discontinued operations	—	—	—	12,918

Net income	$3,695	$1,395	$8,080	$15,731

Basic net income per share:
Continuing operations	$0.14	$0.05	$0.30	$0.10
Discontinued operations	—	—	—	0.48

	$0.14	$0.05	$0.30	$0.58

Diluted net income per share:
Continuing operations	$0.14	$0.05	$0.30	$0.10
Discontinued operations	—	—	—	0.48

	$0.14	$0.05	$0.30	$0.58

Weighted average shares outstanding:
Basic	27,097	27,048	27,080	27,089
Diluted	27,117	27,154	27,121	27,185
The accompanying notes are an integral part of the interim
consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2006	March 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,062	$17,517
Restricted cash	3,000	3,000
Accounts receivable (less allowances of $4,660 and $4,770, respectively)	22,149	18,996
Other receivables	1,690	1,427
Due from affiliates	22,605	—
Inventories	40,516	33,003
Prepaid expenses and other current assets	4,913	3,694
Deferred tax assets	3,344	4,350

Total current assets	109,279	81,987

Property, plant and equipment, net	2,467	2,500
Trademarks and other intangible assets, net	325	442
Deferred tax assets	5,422	6,861
Other assets	125	712

Total assets	$117,618	$92,502

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,727	$1,841
Revolving credit facilities	7,786	—
Current maturities of long-term borrowings	148	85
Accounts payable and other current liabilities	22,051	18,121
Accrued sales returns	2,316	1,583
Income taxes payable	1,451	142

Total current liabilities	38,479	21,772

Long-term borrowings	685	575

Shareholders’ equity:
Preferred shares – 10,000,000 shares authorized, 3,677 shares issued and outstanding	3,310	3,310
Common shares – $.01 par value, 75,000,000 shares authorized; 52,945,797 and 52,900,297 shares issued, 27,109,832 and 27,064,332 shares outstanding, respectively	529	529
Capital in excess of par value	117,316	117,085
Accumulated other comprehensive losses	(82)	(70)
Accumulated deficit	(18,395)	(26,475)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	78,454	70,155

Total liabilities and shareholders’ equity	$117,618	$92,502

The accompanying notes are an integral part of the interim consolidated financial statements.
Certain reclassifications were made to conform the prior year’s financial statements to the current presentation.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31
	2006	2005
Cash flows from operating activities:
Income from continuing operations	$8,080	$2,813
Adjustments to reconcile income from continuing operations To net cash used by continuing operations:
Depreciation and amortization	701	921
Non cash compensation	138	260
Deferred tax expenses	2,445	1,312
Asset allowances, reserves and other	2,253	2,808
Changes in assets and liabilities:
Restricted cash	—	2,616
Accounts receivable	(4,325)	(11,898)
Other receivables	(263)	269
Due from affiliates	(22,605)	—
Inventories	(7,861)	(747)
Prepaid expenses and other current assets	(1,219)	289
Other assets	525	(699)
Accounts payable and other current liabilities	3,929	6,442
Income taxes payable	1,309	131

Operating cash flow (used) by continuing operations	(16,893)	4,517
Operating cash flow (used) by discontinued operations	—	220

Net cash (used) provided by operating activities	(16,893)	4,737

Cash flows from investing activities:
Additions to property and equipment (continuing operations)	(225)	(654)
Investing activities of discontinued operations, including proceeds from sale of SSG (net of cash at date of sale)	—	29,488

Net cash (used) provided by investing activities	(225)	28,834

Cash flows from financing activities:
Short-term borrowings	31,894	7,500
Repayments of short-term borrowings	(24,045)	(7,500)
Net borrowings (repayments) under revolving credit facility	2,886	(11,267)
Purchase of treasury stock	—	(392)
Exercise of stock options	94	—
Long-term borrowings	63,321	34,702
Repayments of long-term borrowings	(63,487)	(46,050)

Financing activities of continuing operations	10,663	(23,007)
Financing activities of discontinued operations	—	(143)

Net cash provided (used) by financing activities	10,663	(23,150)

Net (decrease) increase in cash and cash equivalents	(6,455)	10,421

Cash and cash equivalents at beginning of period (including cash of discontinued operations of $0 and $1,141, respectively)	17,517	2,958

Cash and cash equivalents at end of period	$11,062	$13,379

Supplemental disclosures of non-cash investing and financing activities: The Company has entered into certain capital lease agreements. For the nine month period ended December 31, 2006, the Company entered into agreements related to approximately $264,000 of equipment, which is excluded from the statement of cash flow as the transaction was non-cash in nature. There were no such transactions during the nine month period ended December 31, 2005.
The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Emerson Radio Corp. (“Emerson”, consolidated – the “Company”), which operates in the consumer electronics business. On July 1, 2005, Emerson sold its 53.2% ownership in Sport Supply Group, Inc. (“SSG”), which was previously reported as the Company’s Sporting Goods Segment, to Collegiate Pacific Inc. (“Collegiate”) for net proceeds of $30.7 million, after disposition costs, which resulted in a net gain of $12.6 million, or $0.48 per share, that was reported in the Company’s results for the quarter ended September 30, 2005. Such gain was net of total estimated income taxes of $4.2 million. As a result of the sale, the financial position and results of operations of SSG have been presented as discontinued operations for all prior year periods shown in the accompanying financial statements (see Note 10), and the Company now operates in one segment, the consumer electronics segment. The consumer electronics business includes the design, sourcing, importing and marketing of a variety of consumer electronic products and the licensing of the “” and H.H. Scott ® trademarks for a variety of products domestically and internationally to certain licensees.
     The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of our consolidated financial position as of December 31, 2006 and the results of operations for the three and nine month periods ended December 31, 2006 and December 31, 2005. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in our annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2006 (“fiscal 2006”), included in our annual report on Form 10-K, as amended, for fiscal 2006.
     Due to the seasonal nature of Emerson’s business, the results of operations for the three and nine month periods ended December 31, 2006 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2007 (“fiscal 2007”).

     Certain reclassifications were made to conform the prior year’s financial statements to the current presentation.
     During the fourth quarter of fiscal 2005, the Company elected to early-adopt SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) under the modified retrospective approach applied only to prior interim periods in fiscal 2005. As a result, the Company has applied SFAS 123R to new awards and to awards modified, repurchased, or cancelled after April 1, 2004. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered that were outstanding as of April 1, 2004 are being recognized as the requisite service is rendered on or after April 1, 2004 (generally over the remaining option vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123. As a result of the early adoption, under the provision of SFAS 123R, the Company has recorded non-cash compensation costs of approximately $83,000 for the three month period ended December 31, 2006 compared to non-cash compensation expenses of $90,000 for the corresponding period of the previous fiscal year, and $138,000 and $260,000 in non-cash compensation costs for the nine month period ended December 31, 2006 and December 31, 2005, respectively.
NOTE 2 – COMPREHENSIVE INCOME
     Comprehensive income for the three and nine month periods ended December 31, 2006 and December 31, 2005 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Income from continuing operations	$3,695	$1,395	$8,080	$2,813
Recognition of realized losses in Net income	(5)	—	(2)	—
Change in unrealized (loss) gain on securities, net	—	1	(10)	16

Comprehensive income	$3,690	$1,396	$8,068	$2,829

NOTE 3 – NET EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Numerator:
Net earnings from continuing operations for basic and diluted earnings per share	$3,695	$1,395	$8,080	$2,813

Denominator:
Denominator for basic earnings per share – weighted average shares	27,097	27,048	27,080	27,089
Effect of dilutive securities on denominator:
Options and warrants	20	106	41	96

Denominator for diluted earnings per share – weighted average shares and assumed conversions	27,117	27,154	27,121	27,185

Earnings from continuing operations Basic and diluted earnings per share	$0.14	$0.05	$0.30	$0.10

NOTE 4- SHAREHOLDERS’ EQUITY
     Outstanding capital stock at December 31, 2006 consists of common stock and Series A convertible preferred stock. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.
     At December 31, 2006, Emerson had approximately 632,000 options outstanding with exercise prices ranging from $1.00 to $3.26.
     In September 2003, the Company publicly announced the Emerson Radio Corp. common stock repurchase program. The program provides for share repurchase of up to 2,000,000 shares of Emerson’s outstanding common stock. As of December 31, 2006, the Company has repurchased 1,267,623 shares under this program. During the quarter and year-to-date periods ended December 31, 2006, there were no shares repurchased under this program. No shares have been repurchased under the program since June 14, 2005. Repurchases of the Company’s shares are subject to certain conditions under Emerson’s banking facility.

     On October 7, 2003, in connection with a consulting arrangement, the Company granted 50,000 warrants with an exercise price of $5.00 per share. These warrants were valued using the Black-Scholes option valuation model, which resulted in $90,500 being charged to earnings during fiscal 2004. As of December 31, 2006, these warrants have not been exercised.
     On August 1, 2004, in connection with a consulting agreement, the Company granted 50,000 warrants with immediate vesting and an exercise price of $3.00 per share with an expiration date of August 2009. These warrants were valued using the Black-Scholes valuation model, which resulted in $88,500 being charged to earnings during fiscal 2005. As of December 31, 2006, these warrants had not been exercised.
NOTE 5 – INVENTORY
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of December 31, 2006 and March 31, 2006, inventories consisted of the following (in thousands):

	December 31, 2006	March 31, 2006
	(Unaudited)
Finished goods	$42,277	$34,416
Less inventory allowances	(1,761)	(1,413)

Net inventory	$40,516	$33,003

NOTE 6 – INCOME TAXES
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

     In August 2006, the Company was notified by the Franchise Tax Board of the State of California that it had suspended in California the rights, powers and privileges of a predecessor company due to that predecessor’s failure to pay state taxes, interest and penalties for tax years from 1979 to 1989 in the aggregate amounts of approximately $5.1 million. The Company has accrued an amount based upon management’s best estimate as to the ultimate amount payable. During the three and nine month period ended December 31, 2006, the company recorded $500,000 of expense related to this item. No accrual was made during the corresponding prior year periods.
NOTE 7 – RELATED PARTY TRANSACTIONS
     On December 5, 2005, The Grande Holdings Limited (“Grande”) purchased approximately 37% (10,000,000 shares) of the Company’s outstanding common stock from our former Chairman and Chief Executive Officer, Geoffrey P. Jurick. Since the initial purchase of common stock, Grande has increased its holdings of Emerson Radio Corp. common stock through open market purchases to approximately 50.8%, as of the date of this filing.
     In January 2006, Emerson commenced leasing office space and procuring services in connection with this office space rental in Hong Kong from Grande. Under these arrangements, Emerson incurred expenses with Grande of approximately $106,000 and $341,000 for the three and nine month periods ended December 31, 2006, respectively.
     In December 2005, Emerson sold to Sansui Electric Co., Ltd. (“Sansui”), an affiliate of Grande, the Company’s controlling stockholder, aging inventory then located in a warehouse in the United Kingdom. The purchase price was approximately $974,000 and represented the then net realizable value (after write downs) of the inventory. During the period January to August 2006, Emerson repurchased $146,000 of the inventory and on March 14, 2007, management of the Company provided documentation indicating the net amount due from Sansui totaled $455,000, which amount was received from Sansui on March 14, 2007. Until such time as a thorough review and verification of the documents can be completed, the Company will continue to carry the balance of $373,000 as an account receivable, which amount has been fully reserved for as of December 31, 2006.
     In the quarter ended December 31, 2006, Emerson recorded $33.1 million of net revenues and $50,000 of operating profit as a consequence of its participation in a “Black Friday” promotion of 42” plasma television sets by a major retailer. In this transaction, Emerson provided financial assistance to the manufacturer of the television sets, Capetronic Display Limited (“Capetronic”), a subsidiary of Grande. This financial assistance, which was provided on an unsecured basis, included (i) the deposit with Capetronic of approximately $6.7 million for what Capetronic has indicated was parts purchases, (ii) the opening of approximately $22.1 million of letters of credit under its credit line with Wachovia Bank, for the benefit of Capetronic, for what Capetronic has indicated was parts purchases and (iii) the borrowing of monies under its credit line when the letters of credit were drawn down upon the delivery of the parts to Capetronic. In addition, Emerson purchased the television sets from Capetronic and resold them to a distributor for $33.1 million and $50,000 of operating profit. All amounts owed by Capetronic and the distributor to Emerson relating to this transaction have been paid in full.
     As of October 1, 2006, the Company, by action of its Chairman, entered into an agreement with APH USA, Inc. (the “Licensee”) pursuant to which, among other things, Emerson agreed to grant the Licensee a license to distribute and sell LCD televisions (“LCD sets”) in North America under the Scott brand. In the fiscal quarter ended December 31, 2006, the Licensee began selling 32” and 37” LCD sets to a major United States based retailer. Pursuant to the terms of the agreement with the Licensee, Emerson was due a license fee of 0.625%, on such sales equal to $110,000, which amount was paid on March 15, 2007.
     Emerson also provided unsecured financial assistance to Capetronic, Nakamichi Corporation (“Nakamichi”), Akai Electric (China) Co. Ltd. (“Akai”), and Sansui Electric (China) Co. Ltd., (“Sansui”), each of which is a wholly-owned subsidiary of Grande, the manufacturer of the LCD sets, in the forms of letters of credit and loans which in the aggregate approximated $22.0 million in amount at December 31, 2006. In a subsequent review of the documentation for certain of the letters of credit referred to above, Emerson determined that some of the parts for which letters of credit were opened were used for the manufacture of 27” and 42” television sets sold to a licensee of Grande by Akai. Emerson had no direct or indirect interest in such sales by Akai, which did not utilize any Emerson brand. On February 9, 2007, Capetronic agreed to pay Emerson $57,000 as a fee for helping to finance such transaction, which fee has been paid.
     On February 21, 2007, Capetronic, Nakamichi, Akai, and Sansui (collectively, the “Borrowers”), each of which is a wholly-owned subsidiary of Grande, jointly and severally, issued a promissory note (the “Note”) in favor of the Company in the principal amount of $23,501,513.71. The principal amount of the Note represents the outstanding amounts currently owed to the Company as a result of certain related party transactions entered into between the Company and the Borrowers described above, including interest that had accrued from the date of such related party transactions until the date of the Note. Simultaneously with the execution of the Note, Grande executed an unsecured guaranty (the “Guaranty”) in favor of the Company pursuant to which Grande guaranteed payment of all of the obligations of the Borrowers under the Note in accordance with the terms thereof.
     Interest on the unpaid principal balance of the Note accrues at a rate of 8.25% per annum, commencing on February 21, 2007, until all obligations under the Note are paid in full, subject to an automatic increase of 2% per annum in the event of default under the Note in accordance with the terms thereof. Payments of principal and interest under the Note are to be made in nine installments from April 1, 2007 through June 3, 2007 in such amounts and on such dates as set forth in the Note, with all amounts of interest due under the Note scheduled to be paid with the final installment. The Borrowers may prepay the principal amount outstanding, together with all accrued and unpaid interest, in whole or in part, at any time or from time to time without premium or penalty. The installment schedule is presented below:

Installment		Installment Amount
Number	Payment Date	(in US Dollars)
1.	April 1, 2007	$672,000.00

2.	April 7, 2007	$4,626,800.00

3.	April 26, 2007	$4,785,246.38

4.	May 4, 2007	$4,543,664.18

5.	May 5, 2007	$1,780,790.62

6.	May 10, 2007	$120,271.88

7.	May 17, 2007	$4,225,894.55

8.	May 26, 2007	$1,056,729.53

9.	June 3, 2007	$2,060,348.47
NOTE 8 – BORROWINGS
Short-term Borrowings
     Short-term borrowings consist of amounts outstanding under the Company’s foreign bank facilities held by its foreign subsidiaries and current amounts outstanding under our Revolving Credit Agreement with Wachovia Bank. (See Note 8 – Borrowings, Long-term borrowings)

Availability under the foreign bank facilities totaled $17.5 and $23.3 million as of December 31, 2006 and March 31, 2006, and are maintained by the pledge of bank deposits of approximately $3.0 million for each period shown in the following table. These compensating amounts are legally restricted from use for general business purposes and are classified as restricted cash in the current asset section of the balance sheet. The current revolver balance of $7.8 million pertains to the purchase of LCD televisions (See Note 7 – Related Party Transactions). Subsequent to December 31, 2006, payments were made to reduce the balance of the revolver to normal seasonal level.

	December 31, 2006	March 31, 2006
	(In thousands)
	(Unaudited)
Revolving line of credit	$7,786	$—
Foreign bank loans	4,727	1,841

Short term borrowings	$12,513	$1,841

Long-term Borrowings
     As of December 31, 2006 and March 31, 2006, borrowings under long-term facilities consisted of the following:

	December 31, 2006	March 31, 2006
	(In thousands)
	(Unaudited)
Mortgage payable	$585	$641
Capitalized lease obligations and other	248	19

	833	660
Less current maturities	(148)	(85)

Long term debt and notes payable	$685	$575

     Emerson Credit Facility – On December 23, 2005, Emerson entered into a $45.0 million Revolving Credit Agreement with Wachovia Bank. The loan agreement provides for a $45.0 million revolving line of credit for revolving loans subject to individual maximums which, in the aggregate, are not to exceed the lesser of $45 million or a “Borrowing Base” as defined in the loan agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime (8.25% as of December 31, 2006) plus 0.00% to 0.50% or, at Emerson’s election, the London Interbank Offered Rate (“LIBOR” which was 5.33% as of December 31, 2006) plus 1.25% to 2.25% depending on excess availability. Pursuant to the Revolving Credit Agreement, Emerson

is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender’s prior consent and is subject to certain leverage financial covenants. Amounts outstanding under the loan agreement will be secured by substantially all of Emerson’s tangible assets.
     During the quarter ended September 30, 2006, Emerson amended its Revolving Credit Agreement with Wachovia Bank, National Association to finance its working capital requirements through October 31, 2006, primarily to ensure funding of the promotional item purchases totaling over $30.0 million. Under this amendment, Emerson’s line of credit was increased to $53 million from $45 million for this period, and its revolver commitments, letters of credit and inventory borrowing bases were increased. Emerson did not utilize the additional available funds during the amendment period, and this amendment expired at October 31, 2006.
     At December 31, 2006, there were approximately $7.8 million of borrowings outstanding under the facility and is currently in compliance with the terms of such facility. See “Note 11 — Subsequent Events.” The effective interest rate on such borrowings was 8.25% at December 31, 2006.
     As of December 31, 2006, the carrying value of this credit facility approximated fair value.
NOTE 9 — LEGAL PROCEEDINGS
     The Company is not a party to, and none of its property is the subject of, any pending legal proceedings other than routine litigation that is incidental to its business.
NOTE 10 – DISCONTINUED OPERATIONS
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

	Three Months Ended	Nine Months Ended
Discontinued Operations(SSG)	December 31, 2005
Net revenues	$—	$23,218

Operating income	—	610
Gain on sale of SSG, net of tax	—	12,646

Net income	$—	$12,918
NOTE 11 — Subsequent Events
          In its review of events subsequent to December 31, 2006, the Company learned that an Emerson letter of credit for $734,000 was issued on February 13, 2007 for the purchase of 50” plasma modules delete to be supplied to Sansui. Emerson had no direct or indirect interest in the purchase of such parts. The Company received payment of approximately $739,000, which amount includes interest, from Sansui on March 16, 2007.
          As a result of the related party transactions entered into between the Company and affiliates of Grande described in Note 7 and this Note 11 to the Company’s financial statements, the Company’s lender had advised the Company that it was in breach of certain covenants contained in the Company’s credit facility, including a covenant restricting the Company from lending money and from entering into related party transactions without the consent of its lender and upon shipping or utilizing credit on greater than 150 day terms. The Company had approximately $7.8 million outstanding under its credit facility at December 31, 2006 and approximately $15.5 million outstanding under its credit facility at March 13, 2007. On March 16, 2007, the lender under the credit facility and the Company executed an amendment to the credit facility. Under the amendment, (i) the Company granted the lender a security interest in the $23 million Note and the Guaranty referred to in Note 7 to the Company’s financial statements, (ii) a failure (following a 15 day cure period) by the borrowers to make payments to the Company as required by the terms of the Note will be deemed a default under the credit facility, (iii) the number of field audits by the lender will be increased from two to three each year, at an additional annual cost of $25,000, and (iv) the Company paid $125,000 to the lender in connection with the amendment. The additional audit and amendment expenses, when incurred, will be billed to and borne by the Borrowers, who have agreed to promptly remit such costs to the Company.

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
          Forward-looking statements include statements with respect to Emerson’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond Emerson’s control, and which may cause Emerson’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.
          All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through Emerson’s use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•	the loss of any of our key customers or reduction in the purchase of our products by any such customers;

•	our inability to improve and maintain effective internal controls or the failure by our personnel to comply with such internal controls;

•	the failure to maintain our relationships with our licensees and distributors or the failure to obtain new licensees or distribution relationships on favorable terms;

•	our inability to anticipate market trends, enhance existing products or achieve market acceptance of new products;

•	our dependence on a limited number of suppliers for our components and raw materials;

•	our dependence on third party manufacturers to manufacture and deliver our products;

•	the seasonality of our business, as well as changes in consumer spending and economic conditions;

•	the failure of third party sales representatives to adequately promote, market and sell our products;

•	our inability to protect our intellectual property;

•	the effects of competition;

•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which we operate;

•	conflicts of interest that exist based on our relationship with Grande;

•	the outcome of the Audit Committee’s review of our related party transactions and internal controls;

•	changes in accounting policies, rules and practices; and

•	the other factors listed under “Risk Factors” in this Form 10-Q, as well as our Form 10-K, as amended, for the fiscal year ended March 31, 2006 and other filings with the Securities and Exchange Commission (the “SEC”).
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
     Results of Operations
          As a result of the sale of SSG, the results of operations of SSG have been presented as discontinued operations for all prior year periods presented, and we now operate in one segment, the consumer electronics segment. Accordingly, only the consumer electronics segment is presented in the following Management’s Discussion and Analysis.
          The following table summarizes certain financial information for the three and nine month periods ended December 31, 2006 (fiscal 2007) and the three and nine month periods ended December 31, 2005 (fiscal 2006) (in thousands):

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net revenues	$89,339	$76,514	$244,168	$192,737

Cost of sales	64,344	66,555	177,920	167,577
Cost of sales-related party	12,148	—	33,090	—
Other operating costs	1,330	1,823	4,355	4,663
Selling, general and administrative costs	5,402	5,588	16,208	14,810
Acquisition costs	—	—	21	—
Non-cash compensation Costs	83	90	138	260

Operating income	6,032	2,458	12,436	5,427
Interest expense, net	457	370	564	976

Income from continuing operations before income taxes taxes	5,575	2,088	11,872	4,451
Provision for income taxes	1,880	693	3,792	1,638

Income from continuing Operations	$3,695	$1,395	$8,080	$2,813

Net Revenues — Net revenues for the third quarter of fiscal 2007 increased $12.8 million, or 16.7%, to $89.3 million as compared to $76.5 million for the third quarter of fiscal 2006. For the nine month period of fiscal

2007, net revenues increased $51.5 million, or 26.7%, to $244.2 million from $192.7 million for the nine month period of fiscal 2006. Net revenues are comprised of Emerson® branded product sales, promotional item sales, themed product sales and licensing revenues. Emerson® branded product sales are earned from the sale of products bearing the Emerson® or HH Scott® brand name; promotional item sales include various sales programs of specific models or products based on customer specifications; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson® and HH Scott® brand names to licensees for a fee. The variations in net revenue for the three and nine month periods were comprised of:
i)	An increase in revenues from the sale of Emerson® branded product of $5.4 million, or 9.8%, to $60.3 million from $54.9 million for the third quarter of fiscal 2007 as compared to the same period in fiscal 2006. Revenues for the nine month period of fiscal 2007 of Emerson® branded product increased $36.1 million, or 25.7%, to $176.3 million from $140.2 million for the same period is fiscal 2006. The increase for the three month period was primarily due to an increase in sales of iPod® compatible products. The increase for the nine month period was primarily due to an increase in sales of iPod® compatible products and an increase in the number of units sold in the microwave category of the Emerson® product group.

ii)	During the third quarter of fiscal 2007, Emerson had promotional item sales totaling $12.3 million. This sales agreement represents a major holiday promotion with one of our major customers and will result in total net revenues of $33.1 million in fiscal 2007. In addition to this increase in net revenues, this promotional sale resulted in an increase in accounts payable and other current liabilities and accounts receivable of $20.6 million and $20.8 million, respectively, as well as an increase in short term deposits of $28.8 million due to parts and inventory purchases related to this sale. In order to fund these purchases, short term borrowings through our revolving line of credit increased by $24.0 million for the period ended September 30, 2006. These short term borrowings were repaid in the three months ended December 31, 2006. As of the date of this filing, the outstanding balances in accounts payable and other current liabilities, accounts receivable, short term deposits and short term borrowings associated with this specific promotional item have returned to normal seasonal business levels. There were no promotional item sales during fiscal 2006.

iii)	A decrease in themed product sales of $4.9 million, or 24.6%, to $15.0 million in the third quarter of fiscal 2007 from $19.9 million for the third quarter of fiscal 2006. For the nine month period of fiscal 2007, themed product sales totaled $30.0 million compared to $46.4 million for the same period in fiscal 2006, a decrease of $16.4 million, or 35.3%. This revenue decrease was the result of decreased unit sales of the Nickelodeon® themed product category. The Company’s license agreement for the Nickelodeon name, trademark and logo will expire on March 31, 2007 and the Company will have the right to sell off products using the Nickelodeon name, trademark and logo for an additional 90 days following such termination. As a result, the Company expects revenues related to its Nickelodeon license will continue to decrease over the next two quarters. However, as previously announced, the Company expects to generate themed product sales under its agreement with Mattel for Barbie™ themed products commencing in spring 2007.

iv)	Licensing revenues increased by approximately $101,000, or 6.3%, to approximately $1.7 million for the third quarter of fiscal 2007 from $1.6 million in the third quarter of fiscal 2006. For the nine month period of fiscal 2007, licensing revenues decreased by approximately $1.3 million, or 21.3%, to $4.8 million as compared to $6.1 million for the nine month period of fiscal 2006. The decreases for the three and nine month periods were primarily due to lower sales volumes under our video licensing agreement.
Cost of Sales — Cost of sales, as a percentage of net revenues, decreased for the third quarter of fiscal 2007 to 85.6% from 87.0% for the same period of fiscal 2006, and to 86.4% from 87.0% for the nine month period of fiscal 2007 compared to the same period of fiscal 2006. In relative terms, the decrease in cost of sales for the three and nine month periods was primarily due to increased sales in our higher margin iPod® compatible product category. As a percentage of net revenues for the third quarter and the nine month period of fiscal 2007, cost of sales associated with Capetronic Displays Limited, a related party, was 13.6%. In absolute terms, costs of sales for the third quarter of fiscal 2007 increased $9.9 million, or 14.9%, to $76.5 million from $66.6 million for the same period in fiscal 2006. For the nine month period of fiscal 2007, cost of sales increased $43.4 million, or 25.9%, to $211.0 million from $167.6 million for the same period of fiscal 2006. The cost of sales as a percentage of sales revenues less license revenues decreased to 87.3% and 88.1% for the three and nine month periods of fiscal 2007, respectively, as compared to 88.9% and 89.8% for the three and nine month periods of fiscal 2006.
Gross profit margins continue to be subject to decreased licensing revenues and competitive pressures arising from lower pricing of the product categories in the consumer electronics market in which Emerson competes. Emerson’s branded products are generally placed in the low-to-medium priced category of the market.
Other Operating Costs and Expenses - Other operating costs and expenses, as a percentage of net revenues, decreased to 1.5% from 2.4% for the third quarter of fiscal 2007 compared to the same period of fiscal 2006, and decreased to 1.8% for the nine month period of fiscal 2007 compared to 2.4% for the same period in fiscal 2006. In absolute terms, other operating costs and expenses decreased to $1.3 million from $1.8 million ($493,000 or 27.4%) and decreased to $4.4 million from $4.7 million ($308,000 or 6.6%) for the three and nine month periods of fiscal 2007 and fiscal 2006, respectively. As a percentage of net revenues, the decrease for the three and nine month periods was primarily due to lower service fees related to inventory as compared to the increase in sales volumes.
Selling, General and Administrative Expenses (“S,G&A”) — S,G&A decreased approximately $186,000, or 3.3%, to $5.4 million (6.0% of net revenues) from $5.6 million (7.3% of net revenues) for the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006. For the nine month period of fiscal 2007, S,G&A expenses increased $1.4 million, or 9.5%, to $16.2 million (6.6% of net revenues) from $14.8 million (7.7% of net revenues) in fiscal 2006. For the third quarter of fiscal 2007, the decrease in absolute terms compared to fiscal 2006 was primarily due to a decrease of approximately $334,000 for sales commissions and freight out costs. In addition, bad debt expenses decreased by approximately $431,000. These decreases were partially offset by increases in personnel expenditures of approximately $424,000, as well as increases in various other costs. The increase in absolute terms for the nine month period of fiscal 2007 compared to fiscal 2006 was primarily due to increased advertising expenses of $338,000, bad debt expenses of $315,000, commissions of $201,000, and comparison against a gain on sale of real property in the prior year of $198,000.
Acquisition Costs — The Company recorded acquisition costs of approximately $21,000 in the first quarter of fiscal 2007, associated with contemplated acquisition transactions that were not completed. There were no acquisition costs in the nine month period of fiscal 2006.
Non-Cash Compensation Costs (Recovered) — Non-cash compensation costs relate to stock option expense associated with the adoption of SFAS 123R “Share-Based Payments.” For the three month period ended December 31, 2006, non-cash compensation expenses of $83,000 were recorded as compared to $90,000 in non-cash compensation costs recorded for the same period of fiscal 2006. For the nine month periods, non-cash compensation costs of approximately $138,000 and $260,000 were recorded for fiscal 2007 and fiscal 2006, respectively, with the decrease in expenses a result of stock option forfeitures incurred in prior periods. All non-cash compensation costs in all periods were associated with stock options.
Interest Expense, net — In the third quarter of fiscal 2007, the Company recorded interest expense, net, of $457,000, an increase of $87,000 over the third quarter of fiscal 2006, in which we recorded approximately $370,000 in interest expense, net. For the nine month period of fiscal

2007, the Company recorded interest expense, net of $564,000, a decrease of approximately $412,000 over the nine month period of fiscal 2006, in which we recorded $976,000 in interest expense, net. The decrease in interest expense, net was primarily the result of expensing the remainder of capitalized debt issue costs pertaining to our prior financing agreement in the prior year, as well as increased interest income recorded in the foreign subsidiaries in the current year.
Provision for Income Taxes — Income tax expenses were approximately $1.9 million for the third quarter of fiscal 2007 as compared to $693,000 for the third quarter of fiscal 2006. For the nine month period of fiscal 2007, the provision for income taxes increased by $2.2 million to $3.8 million as compared to $1.6 million for the same period in fiscal 2006. The increase in the tax expense for the three and nine month periods of fiscal 2007 was the result of higher pre-tax profit in our domestic subsidiary as compared to the same period in fiscal 2006.
Income From Continuing Operations — As a result of the foregoing factors, income from continuing operations is approximately $3.7 million (4.1% of net revenues) for the third quarter of fiscal 2007 as compared to $1.4 million (1.8% of net revenues) for the same period of fiscal 2006. For the nine month period of fiscal 2007, income from continuing operations totaled approximately $8.1 million (3.3% of net revenues) as compared to $2.8 million (1.5% of net revenues) for the nine month period of fiscal 2006.
Liquidity and Capital Resources
          As of December 31, 2006, we had cash and cash equivalents of approximately $11.1 million compared to approximately $17.5 million at March 31, 2006. Working capital increased to $70.8 million at December 31, 2006 as compared to $60.2 million at March 31, 2006. The decrease in cash and cash equivalents of approximately $6.4 million was primarily due to increases in cash used by continuing operating and investing activities of $16.9 million and $225,000, respectively, offset by cash provided from investing activities of $10.7 million, as described below.
          Cash flows used by continuing operating activities were approximately $16.9 million for fiscal 2007, primarily related to increases in accounts receivable ($4.3 million), inventories ($7.9 million) and due from affiliates ($22.6 million), offset by an increase in accounts payable and accrued liabilities ($3.9 million) and income from continuing operations ($8.1 million). Due to foreign purchases of promotional items in the six months ended September 30, 2006, accounts payable and accrued liabilities and accounts receivable increased in part by approximately $20.6 million and $20.8 million, respectively, and deposits increased by $28.8 million. These increases were a result of a major holiday promotion with one of our major customers. These increases were reduced after the promotion was concluded in the three months ended December 31, 2006. “See Management’s Discussion and Analysis of Results of Operations and Financial Condition — Results of Operations”. Due to the production of LCD TV’s during the three months ended December 31, 2006, due from affiliates has increased by $22.0 million, to $22.6 million. In addition, the increase in inventories and the remaining increases in accounts payable and accrued liabilities and accounts receivable were due to the seasonal nature of the business, with increased sales volumes over the prior quarter.
          Net cash used by investing activities was approximately $225,000 in fiscal 2007, which consisted primarily of computer equipment acquisitions.
          Net cash provided by financing activities was approximately $10.7 million for fiscal 2007 due primarily to the net increase in borrowings needed to secure the purchase of the new promotional items as well as purchases related to increased inventory levels.
          On December 23, 2005, Emerson entered into a $45.0 million Revolving Credit Agreement with Wachovia Bank, National Association. The loan agreement provides for a $45 million revolving line of credit. The $45.0 million revolving line of credit replaced Emerson’s prior $35.0 million credit facility which contained substantially the same terms and conditions as the Revolving Credit Agreement. The $45.0 million revolving line of credit facility provides for revolving loans subject to individual maximums which, in the aggregate, are not to exceed the lesser of $45 million or a “Borrowing Base” as defined in the loan agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime plus 0.00% to 0.50% or, at Emerson’s election, LIBOR plus 1.25% to 2.25% depending on excess availability. Pursuant to the loan agreement, Emerson is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender’s prior consent and is subject to certain leverage financial covenants. Amounts outstanding under the loan agreement are secured by substantially all of Emerson’s tangible assets.
          During the quarter ended September 30, 2006, Emerson amended its Revolving Credit Agreement with Wachovia Bank, National Association to finance its working capital requirements through October 31, 2006, primarily to ensure funding of the promotional item purchases totaling over $30.0 million. Under this amendment, Emerson’s line of credit was increased to $53 million from $45 million for this period; and its revolver commitments, letters of credit and inventory borrowing bases were increased. Emerson did not utilize the additional available funds during the amendment period, and this amendment expired at October 31, 2006.

          As of December 31, 2006, there were approximately $7.8 million in borrowings outstanding under the facility. Due to the fact that the outstanding revolver balance has been returning to normal seasonal business levels as of the date of this filing, all amounts outstanding under this facility have been presented as short-term in the accompanying financial statements.
          As a result of the related party transactions entered into between the Company and affiliates of Grande described in Note 7 and this Note 11 to the Company’s financial statements, the Company’s lender had advised the Company that it was in breach of certain covenants contained in the Company’s credit facility, including a covenant restricting the Company from lending money and from entering into related party transactions without the consent of its lender and upon shipping or utilizing credit on greater than 150 day terms. The Company had approximately $7.8 million outstanding under its credit facility at December 31, 2006 and approximately $15.5 million outstanding under its credit facility at March 13, 2007. On March 16, 2007, the lender under the credit facility and the Company executed an amendment to the credit facility. Under the amendment, (i) the Company granted the lender a security interest in the $23 million Note and the Guaranty referred to in Note 7 to the Company’s financial statements, (ii) a failure (following a 15 day cure period) by the borrowers to make payments to the Company as required by the terms of the Note will be deemed a default under the credit facility, (iii) the number of field audits by the lender will be increased from two to three each year, at an additional annual cost of $25,000, and (iv) the Company paid $125,000 to the lender in connection with the amendment. The additional audit and amendment expenses, when incurred, will be billed to and borne by the Borrowers, who have agreed to promptly remit such costs to the Company.
          Our foreign subsidiaries maintain various credit facilities, aggregating $17.5 million, consisting of the following:
•	Two letter of credit facilities totaling $10.0 million which are used for inventory purchases; and

•	Two back-to-back letter of credit facilities totaling $7.5 million.

          At December 31, 2006, our foreign subsidiaries pledged approximately $3.0 million in certificates of deposit to this bank to assure the availability of the $10.0 million of credit facilities. The compensating amount of $3.0 million of restricted cash is legally restricted from use for general business purposes. At December 31, 2006, there were approximately $4.8 million of letters of credit outstanding under these credit facilities.
          We believe that our present cash position, future cash flow from operations and our existing institutional financing noted above will be sufficient to fund all of our cash requirements for the next twelve months.
          The following summarizes our obligations at December 31, 2006 for the periods shown (in thousands):

	Payment due by period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years

Mortgages payable	$585	$74	$148	$148	$215
Capital lease obligations	248	74	134	40	—
Leases	5,697	1,767	2,939	991	—

Total	$6,530	$1,915	$3,221	$1,179	$215

          There were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of December 31, 2006.
Critical Accounting Policies
          For the nine month period ended December 31, 2006, there were no significant changes to our accounting policies from those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
Inflation, Foreign Currency, and Interest Rates
          Neither inflation nor currency fluctuations had a significant effect on our results of operations during the first three quarter of fiscal 2007. Our exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders. We purchase virtually all of our products from manufacturers located in China.
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
Item 4. Controls and Procedures
(a) Disclosure controls and procedures.
          During the nine month period of fiscal 2007, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
          Based on their evaluation as of December 31, 2006, our principal executive officer and principal financial officer have concluded that, for the reasons set forth below under “Changes In Internal Control Over Financial Reporting”; our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
(b) Changes in Internal Controls Over Financial Reporting
          Emerson has operated for many years under a system of internal controls governing the purchase and sale of inventory and the use of its credit facilities to support its working capital needs. This system was designed in order to insure participation by and coordination among employees involved in each of the major functional areas of Emerson, namely sales, procurement and finance both in the United States and in its Asian offices.

          The process begins with a monthly sales meeting in the United States chaired by the President of Sales and attended by sales, treasury, sales planning and production scheduling personnel. At this meeting, sales projections, customer purchase orders, pipeline and forecasts for all customers and for all models are reviewed and the foundation for the Monthly Buy Package is established. Subsequent to the monthly sales meeting, a Monthly Buy Package is developed, including a schedule of production needs by month, model and quantity. This package is forwarded to the Director of Sales and the Director of the Corporate Treasury and, when approved, forwarded to the Macao office.
          Experienced personnel in Macao then review and combine all buy packages received and schedule letters of credit and on account buys with manufacturers covering production for the month necessary to fill timely outstanding orders and likely needs of customers. The report from Macao is then sent for final approval to the Director of the Corporate Treasury and the Treasurer. This system of internal controls provides that no letter of credit may be authorized for issuance and no open account production is permitted to begin until this final approval is received.
          Once approved by Treasury, the package is sent back to the Macao office for execution of the buy transactions. Purchase order to vendors are placed and letters of credit are issued as needed. The Macao office produces and forwards to the Treasury and Finance Departments a Daily Activity Report which includes, among other things, letter of credit number, dollar amount, model number, manufacturer and quantity produced. All information on the Daily Activity Report should be able to be traced back to and tie in with the original approved Buy Package. This information becomes the basis on which Emerson’s cash and credit line are managed on a daily basis.
          Emerson’s primary domestic bank is notified of each letter of credit presented for payment and, when paid, the applicable item is removed from the Daily Activity Report. In summary, this system, which was developed over many years, was intended to ensure that every major function within the firm participates at every stage of the purchase, sale and finance process and that there is a centralized and continuing monitoring of the Company’s liquidity position.
          In two recent transactions described in the fourth, fifth, sixth, seventh and eighth paragraphs of Note 7 (Related Party Transactions) to the Company’s financial statements included in this report on Form 10-Q, some of Emerson’s internal control processes were bypassed. In the transaction involving the 42” plasma televisions, purchase orders were issued, letters of credit were authorized and funds were advanced as a deposit with Capetronic, an affiliate of Grande, with on the second transaction (sixth, seventh and eighth paragraph of Note 7) only minimal involvement from the Treasury, Sales or Finance Departments under Emerson’s system of internal control. In addition, the distributor to which Emerson sold the television sets remitted approximately 25% of the monies due to Capetronic rather than Emerson which then received the funds at a later time. Documentation of the entire transaction was also deficient.
          The same infirmities (other than the payment by the distributor to Capetronic rather than Emerson) are present in the transactions involving the Scott LCD sets. In addition, the major functions of Emerson had no knowledge of the transactions and no documentation has been made available to Emerson setting forth its participation in the transactions beyond the detail information set forth in the issued Letters of Credit. However, the available information shows that some of the Company’s credit was utilized to fund transactions for the benefit of Grande affiliates and in which Emerson then had no financial interest whatsoever.
          As described under Note 7 to the Company’s financial statements, during the quarter ended December 31, 2006, the Company and affiliates of Grande entered into a number of related party transactions that resulted in loans and letters of credit under the Company’s credit facility being issued for the benefit of affiliates of Grande. These loans are (i) subject to a repayment schedule that commences on April 1, 2007 and ends on June 3, 2007 as set forth in the Note and (ii) guaranteed by Grande. The Company’s Audit Committee recently conducted an initial review of these transactions and concluded that these financing transactions (i) were not made on substantially the same terms, including interest rates and collateral and return on investment, as those prevailing at the time for comparable transactions with unrelated persons and (ii) involved more than the normal risk of collectibility. In addition, the review of the transactions revealed material weaknesses in the Company’s internal controls. The deficiencies that were uncovered related to (i) one or more senior managers failing to follow the Company’s existing internal controls over purchases and sales of inventory and utilization of the Company’s credit facilities and (ii) the lack of documentation related to such related party transactions. These events have also raised concerns about the Company’s overall control environment. Although such events may not result in any adjustment to the Company’s financial statements, such events reflect material weaknesses with respect to the Company internal controls.
          The Company’s Audit Committee is continuing its independent review into certain related party transactions entered into by the Company, including its subsidiaries, with affiliates of Grande from December 2005 to the present, and internal controls related to such transactions.
          As part of the Company’s remedial actions, on February 20, 2007, the Board of Directors appointed a management committee comprised of Adrian Ma, the Company’s Chief Executive Officer, Greenfield Pitts, the Company’s Chief Financial Officer, Michael A.B. Binney, the Company’s President — International Operations, and Eduard Will, the Company’s President — North American Operations, to internally review and approve all related party transactions. Following review and approval by this newly formed committee, all related party transactions in an amount in excess of $500,000 will be reviewed and approved by the Company’s Audit Committee.
          Except as set forth above, there have been no changes in the Company’s internal controls over financial reporting that occurred during its last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          The Company is not a party to, and none of its property is the subject of, any pending legal proceedings other than routine litigation that is incidental to its business.
Item 1A. Risk Factors
          The following are additional risk factors that should be considered in conjunction with risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 filed with the Securities and Exchange Commission.
The Company has material weaknesses with its internal controls and if the Company is unable to establish appropriate internal controls and procedures, it could cause the Company to fail to meet its reporting obligations, result in the restatement of its financial statements, harm its operating results, limit the Company’s access to credit facilities necessary to fund its operations, subject the Company to regulatory scrutiny and sanction, cause investors to lose confidence in the Company’s reported financial information and have a negative effect on the market price for shares of Emerson’s common stock.
     Effective internal controls are necessary for the Company to provide reliable financial reports. Emerson maintains a system of internal controls over financial reporting, which is defined as a process designed by, or under the supervision of, its principal executive officer and principal financial officer, or persons performing similar functions, and effected by its board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     As noted in “Item 4 — Controls and Procedures,” recent events revealed that the Company had material weaknesses in its internal controls. The Company is required to document and test its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of the Company’s internal controls over financial reporting and a report by the Company’s independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires the Company to anticipate and react to changes in its business and management and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy the Company’s reporting obligations as a public company.
     Although the Company and the Company’s Audit Committee have assigned the highest priority to the improvement in its internal controls over financial reporting and have taken, and will continue to take action in furtherance of such improvement and in response to the events described under “Item 4 — Controls and Procedures,” the Company cannot assure you that such remediation efforts will be effective to prevent events or actions which are inconsistent with its internal controls or that it will not, in the future, identify further areas requiring improvement in its internal control over financial reporting. In addition, the Company cannot assure that its internal controls will not be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of such controls.
     If the Company is unable to establish appropriate internal financial reporting controls and procedures or if such controls and procedures are not complied with, it could cause the Company to fail to meet its reporting obligations, result in the restatement of its financial statements, harm the Company’s operating results, limit the Company’s access to credit facilities necessary to fund its operations, subject the Company to regulatory scrutiny and sanction, cause investors to lose confidence in the Company’s reported financial information and have a negative effect on the market price for shares of the Company’s common stock. As noted in Note 7 above, the Audit Committee has begun an independent review of the transactions discussed. The review may uncover additional facts concerning these transactions, additional related party transactions, or additional deficiencies in the Company’s system of internal controls over financial reporting.
Because of the Company’s relationship with Grande, including through related party transactions, the Company may become subject to conflicts of interests that may adversely affect its ability to operate its business.
     The Company’s Chairman of the Board, Christopher Ho, serves as the Chairman of Grande, and the Company’s Chief Executive Officer, Adrian Ma, serves as the Chief Executive Officer and a director of Grande. In addition, Michael A.B. Binney, the Company’s President — International Sales and Acting Controller of Emerson, serves as an Executive Director of Grande. These relationships could create, or appear to create, potential conflicts of interest when members of the Company’s senior management are faced with decisions that could have different implications for the

Company and Grande or its affiliates. In addition, as described in Note 7 of the Company’s Financial Statements and Item 4 — Control Procedures, there are a number of related party transactions between the Company and Grande or affiliates of Grande. Potential conflicts of interest can exist if a related party director or officer has to make a decision that has different implications for the Company and the related party. No assurance can be given as to how potentially conflicted board members or officers will evaluate their fiduciary duties to the Company and Grande, respectively, or how such individuals will act under such circumstances. Furthermore, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of Emerson.

Because the Company was unable to file its Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, it is not in compliance with the listing requirements for continued listing under the American Stock Exchange (“AMEX”) Company Guide.
     The Company was unable to timely file its Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (the “Form 10-Q”). As a result, the Company is not in compliance with the requirements for continued listing under the American Stock Exchange (“AMEX”) Company Guide (the “Company Guide”). Although the Company believes that upon the filing of this Quarterly Report on Form 10-Q, the Company should again meet the continued listing requirements under the Company Guide, the Company has received a notice from AMEX with respect to such non-compliance. There can be no assurance that the Company will be able to maintain compliance with AMEX requirements and maintain its AMEX listing.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases:
          For the quarter ended December 31, 2006, we did not repurchase any shares under Emerson Radio Corp.’s common stock share repurchase program. The share repurchase program was publicly announced in September 2003 to repurchase up to 2,000,000 shares of Emerson’s outstanding common stock. Share repurchases are made from time to time in open market transactions in such amounts as determined in the discretion of Emerson’s management within the guidelines set forth by Rule 10b-18 under the Securities Exchange Act. Prior to the December 31, 2006 quarter, the Company repurchased 1,267,623 shares under this program. As of December 31, 2006, the maximum number of shares that are available to be repurchased under Emerson Radio Corp.’s common share repurchase program was 732,377. No shares have been repurchased under the program since June 14, 2005.
ITEM 3. Defaults Upon Senior Securities.
(a)	None

(b)	None
ITEM 4. Submission of Matters to a Vote of Security Holders.
          The Annual Meeting of the Company’s shareholders was held on November 21, 2006, at which time the shareholders elected the following slate of nominees as the Board of Directors: Michael A.B. Binney, Peter G. Bunger, W. Michael Driscoll, Jerome H. Farnum, Greenfield Pitts, Norbert R.

Wirsching, Eduard Will, Christopher Ho, and Adrian Ma. There were 27,089,832 shares of outstanding capital stock of the company entitled to vote at the record date for this meeting and there were present at such meeting, in person or by proxy, stockholders holding 26,142,365 shares of the Company’s Common Stock, which represented 96.5% of the total capital stock outstanding and entitled to vote.
          (i) There were 26,108,494 shares voted on the matter of the election of directors. The result of the votes cast regarding each nominee for office was:

	Votes For	Votes Withheld
Michael A. B. Binney	23,876,980	2,231,514
Peter G. Bunger	23,664,573	2,443,921
W. Michael Driscoll	23,876,630	2,231,864
Jerome H. Farnum	23,875,655	2,232,839
Greenfield Pitts	23,876,630	2,231,864
Norbert R. Wirsching	23,867,034	2,241,460
Eduard Will	23,867,034	2,241,460
Christopher Ho	23,871,924	2,236,570
Adrian Ma	23,868,834	2,239,660
          (ii) With respect to a proposal to approve the amendment to the 2004 Non-Employee Outside Director Stock Option Plan To Increase The Number of shares of Common Stock Available For Issuance thereunder by 250,000 shares, from 250,000 shares to 500,000 shares votes cast were; 17,109,900 voted in favor, 3,080,545 voted against, and 9,698,649 votes abstained from voting on the proposal.
          (iii) With respect to a proposal to ratify the appointment of Moore Stephens P.C. as the independent registered public accounting firm for Emerson for the fiscal year ending March 31, 2007, the votes cast were; 23,974,388 voted in favor, 1,246,937 voted against, and 921,040 votes abstained from voting on the proposal.
ITEM 5. Other Information.
          None
ITEM 6. Exhibits.

10.1	Promissory Note, dated as of February 21, 2007 made by Capetronics Display Limited, Nakamichi Corporation, Akai Electric (China) Co. Ltd., and Sansui Electric (China) Co. Ltd. in favor of Emerson Radio Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2007)

10.2	Guaranty, dated as of February 21, 2007, made by The Grande Holdings Ltd. in favor of Emerson Radio Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2007)

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	filed herewith

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON RADIO CORP. (Registrant)

Date: March 16, 2007	/s/ Adrian Ma
Adrian Ma
Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2007	/s/ Greenfield Pitts
Greenfield Pitts
Chief Financial Officer
(Principal Financial and Accounting Officer)