Form 10-K
period 2007-03-31
EMERSON RADIO CORP
filed 2007-06-29
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES ☑ NO.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act). ☐ YES ☑ NO.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. ☑ YES ☐ NO.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☑ NO.
Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at June 27, 2007 (computed by reference to the last reported sale price of the Common Stock on the American Stock Exchange on such date): $42,076,541
Number of Common Shares outstanding at June 27, 2007: 27,129,832
DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of the Form 10-K

Proxy Statement for 2007 Annual Meeting of Stockholders, or an amendment to this Annual Report on Form 10-K	Part III

PART I
     This Annual Report on Form 10-K contains, in addition to historical information, “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. See “Business- Forward-Looking Statements.”
Item 1. BUSINESS
The Company — Overview
     We operate in the consumer electronics business, designing, sourcing, importing and marketing a variety of consumer electronic products and licensing our trademarks for a variety of products worldwide. On July 1, 2005, we sold our 53.2% ownership in Sport Supply Group, Inc. (“SSG”) to Collegiate Pacific Inc. (“Collegiate”) for net proceeds of $30.7 million, after disposition costs, which resulted in a net gain of $12.6 million, or $0.47 per share, that was reported in our results for the quarter ended September 30, 2005. Such gain was net of total estimated income taxes of $4.2 million. SSG distributes and markets sports related equipment and leisure products primarily to institutional customers in the United States. SSG was previously reported as our Sporting Goods Segment. As a result of the sale, the financial position and results of operations of SSG have been presented as discontinued operations for all periods shown in the accompanying financial statements. We now operate in one segment, the consumer electronics segment.
     On December 5, 2005, Geoffrey P. Jurick, our former chairman and chief executive officer, completed the sale of 10,000,000 of his shares of our common stock to a subsidiary of The Grande Holdings Limited (“Grande”), a Hong Kong based group of companies engaged in a number of businesses including the manufacture, sale and distribution of audio, video and other consumer electronics products.
     A change in control of Emerson Radio Corp. occurred on August 29, 2006 as the result of a series of acquisitions of shares of common stock that began on December 5, 2005 by The Grande Group Limited, a Singapore corporation (“GGL”), and S&T International Distribution Ltd., a British Virgin Islands corporation (“S&T”). Grande is (i) the sole parent of GGL and (ii) the sole parent of Grande N.A.K.S. Ltd., a British Virgin Islands corporation and sole parent of S&T. As of June 27, 2007, Grande owns approximately 50.8% of our outstanding common stock.
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
     Unless the context otherwise requires, the term “Emerson,” “we,” “us” and “our” refers to Emerson Radio Corp. and its subsidiaries, excluding its former SSG subsidiary.

     For additional disclosures of our major customers, as well as financial information about geographical areas of our operations, see Item 8 – “Financial Statements and Supplementary Data” - Note 14 of Notes to Consolidated Financial Statements.
Supervision and Regulation
     We file reports and other information with the Securities and Exchange Commission (the “SEC”) pursuant to the information requirements of the Securities Exchange Act of 1934. Readers may read and copy any document we file at the SEC’s public reference room at 450 Fifth St. N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operations of the public reference room. Our filings are also available to the public from commercial document retrieval services and at the SEC’s website at www.sec.gov.
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
General
     We, directly and through several subsidiaries, design, source, import, market, sell and license to certain licensees a variety of consumer electronic products, both domestically and internationally, under the Emerson® and HH Scott® brand names. These products include:
•	video products — televisions, digital video disc players (DVD), video cassette recorders (VCR) and combination television/VCR/DVD units;

•	microwave ovens;

•	audio products, clock radios, home theater systems and multi-media systems;

•	houseware products; and

•	video accessories, telecommunication equipment, certain computer accessories, other consumer electronic products and mobile electronics.
     We also license a variety of specialty logos and trademarks from third parties for use on various products that we design and distribute. We refer to these licenses agreements as “inward licenses.”
     The trade name “Emerson Radio” dates back to 1912 and is one of the oldest and most well respected names in the consumer electronics industry. See “Licensing and Related Activities.”
     We believe we possess an advantage over our competitors due to the combination of:

•	recognition of the “ ” brand;

•	our distribution base and established customer relations;

•	our sourcing expertise and established vendor relations;

•	an infrastructure with personnel experienced in servicing and providing logistical support to the domestic mass merchant distribution channel; and

•	our extensive experience in establishing license and distribution agreements on a global basis for a variety of products.
     We intend to continue leveraging our core competencies to offer a broad variety of current and new consumer electronic products to customers. In addition, we intend to enter into additional inward licenses, as well as licenses for the use of our trade names and trademarks by third parties, which we refer to as “outward licenses”. We continue to enter into distribution agreements that take advantage of our trademarks and utilize the logistical and sourcing advantages of unrelated third-parties for products that are more efficiently marketed through these agreements. We continuously evaluate potential licenses and distribution agreements. See “Licensing and Related Activities.”
     Our core business consists of selling, distributing, and licensing various low and moderately priced consumer electronic products in various categories. A substantial portion of our marketing and sales efforts are concentrated in the United States, although we also sell our products in certain other international regions.
     Products
     Emerson’s current product and branded categories consist of the following:

Video Products	Audio Products	Other
Televisions	Portable stereo systems	Housewares
Specialty televisions	Digital clock radios	Home theater systems
Digital video disc players	Shelf stereo systems	Microwave ovens
Specialty video cassette players	Specialty clock radios	Multi-media systems
Video cassette recorders	iPod Related Products	Telecommunications Equipment
     Growth Strategy
     We believe growth opportunities exist through the implementation of the following:
•	higher penetration levels within our existing customers through increases in the products offered and sold;

•	expansion of our existing customer base in the United States through our sales staff and outside sales representative organizations;

•	expansion of our existing worldwide customer base through foreign distribution agreements and direct selling, particularly in Europe and Asia;

•	leveraging Grande’s manufacturing expertise and direct sales force and relationships to expand the reach of our consumer electronic products, particularly in Europe and Asia;

•	expansion into distribution channels we are not currently utilizing through new products;

•	development and sales of new products not presently being offered by us, such as electronics and accessories that utilize popular theme characters and logos through the expansion of our inward license agreements;

•	further development of our direct to consumer sales channel, primarily through the further development of our internet web-site;

•	continuing to capitalize on the “ ” and “H.H. Scott®” trademarks through outward license agreements with third parties to license the “ ” and “H.H. Scott®” trademarks for products not currently being sold, and in geographic areas not presently being serviced; and

•	expansion through strategic mergers with and acquisitions of other businesses.
     In connection with our strategic focus, we may acquire equity positions in other corporate entities.
     We believe that the “ ” trademark is recognized in many countries. A principal component of our growth strategy is to utilize this global recognition of our brand name and our reputation for quality and cost competitive products to aggressively promote our products within the United States and targeted international geographic areas. We believe that we will be able to compete more effectively domestically and internationally, by combining innovative approaches to our current product line and augmenting our product line with complementary products. We intend to pursue such plans either independently or through relationships with other companies, including our relationship with Grande, as well as license arrangements, distributorship agreements and joint ventures. See “Licensing and Related Activities.”
     Sales and Distribution
     Our Direct Import Program allows our customers to import and receive product directly from our contracted manufacturers located outside the United States. Under the Direct Import Program, title for our product passes to the customer in the country of origin when the product is shipped by the manufacturer. We also sell product to customers from our United States based finished goods inventory, which is referred to as our Domestic Program. Under the Domestic Program, title for our product primarily passes at the time of shipment. Under both programs, we recognize revenues at the time title passes to the customer. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     We have an integrated system to coordinate the purchasing, sales and distribution aspects of our operations. We receive orders from our major accounts, via electronic data interface, facsimile, telephone or mail. We do not have long-term contracts with any of our customers, but rather receive orders on an ongoing basis. Products imported by us, generally from the Far East, are shipped by ocean and/or inland freight and then stored in contracted public and private warehouse facilities for shipment to customers. We monitor our inventory levels and goods in transit through the use of our electronic inventory system. When a purchase order under our Domestic Program is received, it is filled from our inventory and the warehoused product is labeled and prepared for outbound shipment to the customer by common, contract or small package carrier.
     Domestic Marketing
     In the United States, we market our products primarily through:
•	mass merchandisers;

•	discount retailers;

•	toy retailers; and

•	distributors and specialty catalogers.
     In fiscal 2007 and 2006, Wal-Mart Stores accounted for approximately 30% and 37% of our net revenues, respectively, Target Stores accounted for approximately 21% and 17% of our net revenues, respectively, and Kmart Stores accounted for approximately 6% and 10% of our net revenues, respectively. Except for non-recurring promotional item sales to ESI International (“ESI”) in fiscal 2007, which were 12% of net revenues, no other customer accounted for more than 10% of our net revenues in either period. All promotional items sold to ESI were destined for Wal-Mart; if they were sold direct to Wal-Mart approximately 42% of fiscal 2007 revenues would have been on the Wal-Mart account. Management believes that a loss, or a significant reduction, of sales to Wal-Mart, Target or Kmart would have a materially adverse effect on our business and results of operations.
     Approximately 50% and 55% of the net revenues in fiscal 2007 and fiscal 2006, respectively, were made through third-party sales representative organizations that receive sales commissions and work in conjunction with our own sales personnel. With our permission, third-party sales representative organizations may sell competitive products in addition to our products. In most instances, either party may terminate a sales representative relationship on 30 days prior notice by us and 90 days prior notice by the sales representative organization in accordance with customary industry practice. We utilize approximately 19 sales representative organizations, including one through which approximately 22% of our net revenues were made in fiscal 2007. For fiscal 2006, two sales organizations accounted for approximately 19% and

11% of our net revenues, including sales to two of our three major customers, as described above. No other sales representative organization accounted for more than 10% of our net revenues in either year. The remainder of our sales is to customers that are serviced by our sales personnel. Management does not believe that the loss of one or more sales representative organizations would have a material adverse effect on our business and results of operations.
     Foreign Marketing
     We primarily market and distribute our products in the United States. Accordingly, foreign sales account for less than 10% of total revenues and are not considered material. We intend to expand our existing worldwide customer base through our foreign distribution agreements and direct selling, particularly in Europe and Asia.
     Licensing and Related Activities
     We have several outward license agreements that allow licensees to use our trademarks for the manufacture and/or the sale of consumer electronics and other products. These agreements allow the licensee to use our trademarks for a specific product category, or to use them within a specific geographic area (examples of such areas includes some or all of the countries located in North America, South America, Mexico and parts of Europe), or for sales to a specific customer base, or to some combination of the above, or by any other category that might be defined in the license agreement. These license agreements are subject to renewal at the expiration of the agreements and are governed by the laws of the United States. Agreements in effect at March 31, 2007 have various expiration dates ranging through September 2021. Total license revenues recognized and earned in fiscal 2007, 2006, and 2005 were approximately $6,645,000 $7,674,000, and $10,804,000, respectively. We record licensing revenues as earned over the term of the related agreements.
     Effective January 1, 2001, we entered into a license agreement (the “Video License Agreement”) with Funai Corporation, Inc. (“Funai”), which was subsequently amended, to extend the term of the agreement until December 31, 2010. The Video License Agreement allows Funai to manufacture, market, sell and distribute specified products bearing the “ ” trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, we receive non-refundable minimum annual royalty payments of $4.3 million each calendar year and a license fee on sales of products subject to the Video License Agreement in excess of the minimum annual royalties. During fiscal 2007, 2006 and 2005, license revenues of $4,391,000, $5,321,000, and $8,555,000, respectively, were recorded under this agreement.
     In October 2006, we entered into an agreement, to grant to APH a 15 year exclusive license to distribute in the United States, Mexico and Canada flat panel liquid crystal displays and accessories under the Company’s H.H. Scott brand sourced exclusively through Capetronic Display Limited. The royalty rate is .625% of the actual aggregate purchase value of the products purchased by APH from Emerson, subject to minimum royalties of $825,000 in each of the years 6 to 10 and $907,500 in each of the years 11 to 15. APH paid Emerson $110,448 in royalties during the fiscal year ended March 31, 2007.
     Throughout various parts of the world, we maintain distribution and outward license agreements that encompass the sale of various Emerson® branded products into defined geographic areas and intend to pursue additional licensing and distribution opportunities. We believe that such activities have had and will continue to have a positive impact on operating results by generating income with minimal, if any, incremental costs and without any working capital requirements. We continue to protect our brand through rigid license and product selection and control processes. See Item 1 — “Business – Forward-Looking Information” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Effective March 2003, we entered into an inward license agreement with MTV Networks to license the Nickelodeon name, trademark and logo, along with several of Nickelodeon’s trademarks and logos. The license agreement expired on March 31, 2007 and we have the right to sell off products using the Nickelodeon name through June 29, 2007. Additionally, we entered into a second contract with MTV Networks for additional Nickelodeon character trademarks and logos, along with expanded product categories. This license agreement also expired on March 31, 2007 and like the first agreement, the company has the right to sell off products using the Nickelodeon name through June 29, 2007.
     Effective July 2005, we entered into an inward license agreement with Apple Computer Inc. The license, which was set to expire in June 2007, has been renewed through June 2008 and allows us to develop and market products that are compatible with the highly popular iPod® portable audio and video devices. In addition, the license further provides the right to use the “made for iPod®” logo on all of our packaging and promotional material.
     Effective December 2006, we entered into an inward license agreement with Mattel to license the Barbie name, trademark and logo. The license agreement expires in December 2009. Under the license agreement Emerson is producing and selling a line of Barbie™ Real Electronics.
     Design and Manufacturing
     Our products are manufactured by several original equipment manufacturers in accordance with our specifications. During fiscal 2007 and 2006, 100% of our purchases consisted of finished goods from manufacturers primarily located in China, which are primarily imported into the United States.
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

     The following summarizes our purchases from our major suppliers:

	Fiscal Year
Supplier	2007	2006
Midea	24%	22%
Capetronic Displays	14%	0%
Lasco Industries	13%	11%
StarLite	*	15%
Oxygen	*	10%

* — less than 10%
     No other supplier accounted for more than 10% of our total purchases in fiscal 2007 or 2006. We consider our relationships with our suppliers to be satisfactory and believe that, barring any unusual material or part shortages or economic, fiscal or monetary conditions, we could, and in some cases, already have developed alternative suppliers. No assurance can be given that ample supply of product would be available at current prices if we were required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts. See Item 1 — “Business — Forward–Looking Information, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A — “Inflation, Foreign Currency and Interest Rates.”
     Warranties
     We offer limited warranties for our consumer electronics, comparable to those offered to consumers by our competitors in the United States. Such warranties typically consist of a one year period for microwaves and a 90 day period for our audio products, under which we will pay for labor and parts, or offer a new or similar unit in exchange for a non-performing unit.
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

     Trademarks
     We own the:
•	“ ”

•	“Emerson Research®”

•	“Emerson Interactive sm”

•	“Girl Power™”

•	“H.H. Scott®”

•	“iTone™”

•	“Scott®”

•	“SmartSet®”
trademarks for certain of our home entertainment and consumer electronic products in the United States, Canada, Mexico and various other countries. Of the trademarks owned by us, those registered in the United States and Canada must be renewed at various times through 2016 and 2021, respectively. Our trademarks are also registered in various other countries, for which registrations must be renewed at various times. We intend to renew all trademarks necessary for our business. We consider the “ ” and HH Scott® trademarks to be of material importance to our business and, to a lesser degree, the remaining trademarks. We license the “ ” and HH Scott® trademarks to third parties, the scope of which is on a limited product and geographic basis and for a period of time. See “Licensing and Related Activities.”
     Competition
     As published in the January 2007 edition of the Consumer Electronics Association Market Research report, the market segments of the consumer electronics industry in which we compete generate approximately $36 billion of factory sales annually and are highly fragmented, cyclical, and competitive. The industry is characterized by the short life cycle of products, which requires continuous design and development efforts.
     We primarily compete in the low to medium-priced sector of the consumer electronics market. Management estimates that we have several dozen competitors that are manufacturers and/or distributors, many of which are much larger and have greater financial resources than Emerson. We compete primarily on the basis of:
•	brand recognition;

•	reliability;

•	quality;

•	price;

•	design;

•	consumer acceptance of our products; and

•	quality service and support to retailers and their customers.
     We also compete at the retail level for shelf space and promotional displays, all of which have an impact on our success in established and proposed distribution channels.
     Seasonality
     We generally experience stronger demand from our customers for our products in the fiscal quarters ending September and December. However, during the last several years, this revenue pattern has been less prevalent due to the need for retailers to plan earlier for the winter holiday selling season and our management’s ability to obtain additional orders to increase product demand during the March and June fiscal quarters.
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
     Many of our products are subject to various Federal regulations, some of which empower the Consumer Product Safety Commission (the “CPSC”) to regulate potentially hazardous products. The CPSC has the authority to exclude from the market certain articles that are found to be hazardous and can require a manufacturer to refund the purchase price of products that present a substantial product hazard. CPSC determinations are subject to court review. Similar laws exist in some states and cities in the United States. During the year ended March 31, 2007, none of our products were sanctioned by the CPSC as hazardous.
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
Employees
     As of June 21, 2007, we had approximately 125 employees. None of our employees are represented by unions, and we believe our labor relations are good.
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
Item 1A. Business Related Risks
The majority ownership of our common stock by subsidiaries of The Grande Holdings Limited, a Hong Kong based group of companies, substantially reduces the influence of our other stockholders.

     As noted previously, The Grande Holdings Limited and its subsidiaries own approximately 50.8% of our outstanding common stock as of June 27, 2007. As a result, Grande currently has the ability to influence significantly the actions that require stockholder approval, including:
•	the election of our directors; and

•	the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.
     As a result, our other stockholders may have little or no influence over matters submitted for stockholder approval.
Because of our relationships with Grande, including our related party transactions, we may become subject to conflicts of interests that may adversely affect our ability to operate our business.
     Our Chairman of the Board, Christopher Ho, serves as the Chairman of Grande, and our Chief Executive Officer, Adrian Ma, serves as the Chief Executive Officer and a director of Grande. In addition, Michael A.B. Binney, our President — International Sales, serves as Executive Director of Grande. These relationships could create, or appear to create, potential conflicts of interest when members of our senior management are faced with decisions that could have different implications for us and Grande or its affiliates. In addition, as described in Note 3 of our financial statements and Item 9A – Control Procedures, there are a number of related party transactions between us and Grande or affiliates of Grande. Potential conflicts of interest can exist if a related party director or officer has to make a decision that has different implications for us and the related party. No assurance can be given as to how potentially conflicted board members or officers will evaluate their fiduciary duties to us and Grande, respectively, or how such individuals will act under such circumstances. Furthermore, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of Emerson, as well as our relationship with our existing customers, licensors and licensees and our ability to enter into new relationships in the future.
     As a result of the related party transactions entered into between us and affiliates of Grande described in Note 3 to our financial statements, our lender deemed us to be in breach of certain covenants contained in our credit facility, including a covenant restricting us from lending money and from entering into related party transactions without the consent of its lender. Our lender under the credit facility agreed to waive such breaches and we and the lender entered into an amendment to the credit facility. Under the amendment, (i) we were required to grant the lender a security interest in the $23 million Note and the Guaranty referred to in Note 3 to our financial statements, (ii) a failure (following a 15 day cure period) by the borrowers to make payments to us as required by the terms of the Note, described in Note 3 to the financial statements would have been deemed a default under the credit facility, (iii) the number of field audits by the lender will be increased from two to three each year and (iv) we were required to pay $125,000 to the lender in connection with the amendment.
The loss or significant reduction in business of any of our key customers, including Wal-Mart, Target, and Kmart could materially and adversely affect our revenues and earnings.

     We are highly dependent upon sales of our products to certain of our customers, including Wal-Mart, Target and Kmart. During our fiscal years ended March 31, 2007 and 2006, Wal-Mart stores accounted for approximately 30% and 37%, respectively, Target stores accounted for approximately 21% and 17%, respectively, and Kmart stores accounted for approximately 6% and 10%, respectively, of our net revenues. Except for non-recurring promotional item sales to ESI International in fiscal 2007, which were 12% of net revenues, no other customer accounted for greater than 10% of our net revenues during these periods, other customers may account for more than 10% of our net revenues in future periods. All purchases of our products by customers are made through purchase orders and we do not have any long-term contracts with any of our customers. The loss of Wal-Mart, Target or Kmart, or any of our other customers to which we sell a significant amount of our products or any significant portion of orders from Wal-Mart, Target or Kmart, or such other customers or any material adverse change in the financial condition of such customers could negatively affect our revenues and decrease our earnings.
The failure to maintain our relationships with our licensees, licensors and distributors or the failure to obtain new licensees, licensors or distribution relationships could materially and adversely affect our revenues and earnings.
     We maintain agreements that allow licensees to use our Emerson® and H.H. Scott® trademarks for the manufacture and sale of specific consumer electronics and other products. In addition, we maintain agreements for the distribution of products bearing our brands, into defined geographic areas. Although we have entered into agreements with certain of our licensees and distributors of our products, most of which have a term of three years or less all of which will expire by September 2021, including our agreement with Funai, we cannot assure that such agreements will be renewed when the terms of such agreements expire, or that our relationships with our licensees or distributors will be maintained on satisfactory terms or at all. In addition, during our fiscal years ended March 31, 2006, and 2007, we recognized a significant decrease in licensing revenues under our agreement with Funai. The failure to maintain our relationships with Funai and our other licensees and distributors on terms satisfactory to us, the failure to obtain new licensees or distribution relationships or the failure by our licensees to protect the integrity and reputation of our Emerson® and H.H. Scott® trademarks could materially and adversely affect our licensing revenues and our earnings. We also maintain a license agreement with Apple Computer Inc. to develop and market products that are compatible with iPod® audio and video devices. This license has been renewed through June of 2008. License agreements with MTV Networks to license the Nickelodeon name, trademark and logo, along with several of Nickelodeon’s trademarks and logos, were not renewed, though we have, as of December 2006 entered into an inward license agreement with Mattel to license the Barbie name, trademark and logo. The license agreement expires December 2009. Under the license agreement Emerson will produce and sell a line of Barbie ™ Real Electronics. We may not be able to maintain or extend such relationships which could materially and adversely affect our revenues and earnings.
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
     We generally do not have any long-term or exclusive purchase commitments with any of our suppliers. Midea, Capetronic Displays, and Lasco Industries are our largest suppliers of components for our products, each of which accounted for more than 10% of our purchases of components for our products for our latest fiscal year. Our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could also negatively affect our ability to obtain our components and raw materials used in our products in a timely manner. If we are unable to obtain ample supply of product from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers’ orders which could materially and adversely affect our revenues and our relationship with our customers.
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
     Our ability to provide high quality customer service, process and fulfill orders and manage inventory depends on:
•	the efficient and uninterrupted operation of our call center and distribution centers; and

•	the timely and uninterrupted performance of third party manufacturers and suppliers, shipping companies, and dock workers.
     Any material disruption or slowdown in the operation of our call center, distribution centers, manufacturing facilities or management information systems, or comparable disruptions or slowdowns suffered by our principal manufacturers, suppliers and shippers could cause delays in our ability to receive, process and fulfill customer orders and may cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused. As a result, our revenues and operating results could be materially and adversely affected.
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
     We derive a significant portion of our revenues from sales of products manufactured by third parties located primarily in China. In addition, third parties located in China and other countries located in the same region produce and supply many of the components and raw materials used in our products. Conducting an international business inherently involves a number of difficulties and risks that could materially and adversely affect our ability to generate revenues and could subject us to increased costs. The main factors that may adversely affect our revenues and increase our costs are:
•	currency fluctuations which could cause an increase in the price of the components and raw materials used in our products and a decrease in our profits;

•	more stringent export restrictions in the countries in which we operate which could adversely affect our ability to deliver our products to our customers;

•	tariffs and other trade barriers which could make it more expensive for us to obtain and deliver our products to our customers;

•	political instability and economic downturns in these countries which could adversely affect our ability to obtain our products from our manufacturers or deliver our products to our customers in a timely fashion;

•	seasonal reductions in business activity in these countries during the summer months which could adversely affect our sales; and

•	new restrictions on the sale of electronic products containing certain hazardous substances.
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
     Our sales and earnings can also be affected by changes in the general economy since purchases of consumer electronics are generally discretionary for consumers. Our success is influenced by a number of economic factors which affect disposable consumer income, such as employment levels, business conditions, interest rates, oil and gas prices and taxation rates. Adverse changes in these economic factors, among others, may restrict consumer spending, thereby negatively affecting our sales and profitability.
     As a result of these and other factors, revenues for any quarter are subject to significant variation, which may adversely affect our results of operations and the market price for our common stock.
If our third party sales representatives fail to adequately promote, market and sell our products, our revenues could significantly decrease.
     A significant portion of our product sales are made through third party sales representative organizations, whose members are not our employees. Our level of sales depends on the effectiveness of these organizations, as well as the effectiveness of our own employees. Some of these third party representatives may sell (and do sell), with our permission, competitive products of third parties as well as our products. During our fiscal years ended March 31, 2007 and 2006, these organizations were responsible for approximately 50% and 55%, respectively, of our net revenues during such periods. In addition, two of these representative organizations were responsible for a significant portion of these revenues. If any of our third party sales representative organizations engaged by us, especially our two largest, fails to adequately promote, market and sell our products, our revenues could be significantly decreased until a replacement organization or distributor could be retained by us. Finding replacement organizations and distributors could be a time consuming process during which our revenues could be negatively impacted.
We may seek to make acquisitions that prove unsuccessful or strain or divert our management’s attention and our capital resources.
     We may seek to grow our business through the acquisition of related businesses. Such acquisitions present risks that could materially adversely affect our earnings, including:
•	the diversion of our management’s attention from our everyday business activities;

•	the assimilation of the operations and personnel of the acquired business;

•	the incurring of additional expenses related to such acquisitions, whether or not such acquisitions are consummated;

•	the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business; and

•	the need to expand management, administration and operational systems.
If we make such acquisitions, we cannot predict whether:
•	we will be able to successfully integrate the operations of any new businesses into our business;

•	we will realize any anticipated benefits of completed acquisitions; or

•	if there will be substantial unanticipated costs associated with acquisitions.
In addition, future acquisitions by us may result in:
•	potentially dilutive issuances of our equity securities;

•	the incurrence of additional debt; and

•	the recognition of significant charges for impairment and amortization expense related to goodwill and other intangible assets.
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
     The consumer electronics industry is highly competitive, especially with respect to pricing and the introduction of new products and features. Our products compete in the low to medium-priced sector of the consumer electronics market and compete primarily on the basis of:
•	reliability;

•	brand recognition;

•	quality;

•	price;

•	design;

•	consumer acceptance of the Emerson® trademark; and

•	quality service and support to retailers and our customers.

     In recent years, we and many of our competitors, have regularly lowered prices, and we expect these pricing pressures to continue. If these pricing pressures are not mitigated by increases in volume, cost reductions from our supplier or changes in product mix, our revenues and profits could be substantially reduced. As compared to us, many of our competitors have:
•	significantly longer operating histories;

•	significantly greater managerial, financial, marketing, technical and other competitive resources; and

•	greater brand recognition.
     As a result, our competitors may be able to:
•	adapt more quickly to new or emerging technologies and changes in customer requirements;

•	devote greater resources to the promotion and sale of their products and services; and

•	respond more effectively to pricing pressures.
     These factors could materially adversely affect our operations and financial condition. In addition, competition could increase if:
•	new companies enter the market;

•	existing competitors expand their product mix; or

•	we expand into new markets.
     An increase in competition could result in material price reductions or loss of our market share.
Our business could be materially adversely affected if we cannot protect our intellectual property rights or if we infringe on the intellectual property rights of others.
     Our ability to compete effectively will depend on our ability to maintain and protect our proprietary rights. We own the Emerson® trademark, which is materially important to our business, as well as our licenses, other trademarks and proprietary rights that are used for certain of our home entertainment and consumer electronics products. Our trademarks are registered throughout the world, including the United States, Canada, Mexico, France, Spain, Germany, China, Japan, India and the United Kingdom. However, third parties may seek to challenge, invalidate, circumvent or render unenforceable any proprietary rights owned by or licensed to us. In addition, in the event third party licensees fail to protect the integrity of our trademarks, the value of these marks could be materially adversely affected.

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
We had identified material weaknesses in our internal controls and, while new internal control policies and procedures have been installed, if we are unable to maintain appropriate internal controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of its financial statements, harm our operating results, limit our access to credit facilities necessary to fund our operations, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in the our reported financial information and have a negative effect on the market price for shares of our common stock.
     Effective internal controls are necessary for us to provide reliable financial reports. We maintain a system of internal controls over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     As noted in Item 9A – “Controls and Procedures,” certain events in fiscal 2007 revealed material weaknesses in our internal controls. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by the our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and management and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.
     Our Audit Committee has assigned the highest priority to the improvement of our internal controls over financial reporting and has taken, and will continue to take, action in furtherance of such improvement and in response to the events described under Item 9A – “Controls and Procedures.” We cannot assure you that such remediation efforts will be effective to prevent events or actions which are inconsistent with our internal controls or that it will not, in the future, identify further areas requiring improvement in our internal control over financial reporting or that our internal controls will not be circumvented.
     If we are unable to establish appropriate internal financial reporting controls and procedures or if such controls and procedures are not complied with, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, limit our access to credit facilities necessary to fund our operations, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock. As noted in Note 3 to our financial statements contained herein, the Audit Committee is conducting an independent review of the transactions discussed therein. The review may uncover additional facts concerning these transactions, additional related party transactions, or additional deficiencies in our system of internal controls over financial reporting.
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
     In order for our common stock to continue to be listed on the American Stock Exchange, we must meet the current American Stock Exchange continued listing requirements, including, among other things, satisfying the audit committee composition requirements and meeting our filing requirements with the SEC. In addition, we are a “controlled company” under the rules of the American Stock Exchange and are not required to comply with the rules relating to independent directors, board nominations and executive compensation. During fiscal 2007, we failed to timely file our report on Form 10-Q for the quarter ended December 31, 2006. In addition, we have received notices from the American Stock Exchange in the past for failure to meet certain continued listing requirements. If we are unable to continue to meet these requirements, our common stock could be de-listed from the American Stock Exchange. If our common stock were to be de-listed from the American Stock Exchange, our common stock could continue to trade on the National Association of Securities Dealers’ over-the-counter bulletin board or on the Pink Sheets, as the case may be. Any such de-listing of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets.
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
     All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•	the loss of any of our key customers or reduction in the purchase of our products by any such customers;

•	our inability to improve and maintain effective internal controls or the failure by our personnel to comply with such internal controls;

•	the failure to maintain our relationships with our licensees and distributors or the failure to obtain new licensees or distribution relationships on favorable terms;

•	our inability to anticipate market trends, enhance existing products or achieve market acceptance of new products;

•	our dependence on a limited number of suppliers for our components and raw materials;

•	our dependence on third party manufacturers to manufacture and deliver our products;

•	the seasonality of our business, as well as changes in consumer spending and economic conditions;

•	the failure of third party sales representatives to adequately promote, market and sell our products;

•	our inability to protect our intellectual property;

•	the effects of competition;

•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which we operate;

•	conflicts of interest that exist based on our relationship with Grande;

•	the outcome of the Audit Committee’s review of our related party transactions and internal controls;

•	changes in accounting policies, rules and practices; and

•	the other factors listed under “Risk Factors” in this Annual Report on Form 10-K and other filings with the SEC
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
Item 1B. UNRESOLVED STAFF COMMENTS
     Not Applicable
Item 2. PROPERTIES

     The following table sets forth the material properties owned or leased by us:

	Approximate
	Square		Lease Expires
Facility Purpose	Footage	Location	or is Owned
Corporate headquarters	22,500	Parsippany, NJ	December 2009
Hong Kong office	7,810	Hong Kong, China	December 2007
Macao office	8,700	Macao, China	Owned
Warehouse	97,100	Irving, TX	June 2010
Warehouse	180,650	Mira Loma, CA	February 2011
     We also utilize public warehouse space with terms typically of one year or less. Public warehouse expenses vary based upon the volume and value of products shipped from each leased location.
     We believe that the properties used for our operations are in satisfactory condition and adequate for our present and anticipated future operations.
     We have entered into a contract for sale of the Macao office building. The sale is contingent upon the satisfaction of various terms and conditions and is tentatively scheduled to close in the fall. We intend to lease or rent office space, in Macao, on a much smaller scale.
Item 3. LEGAL PROCEEDINGS
     The Company is not currently a party to any legal proceedings other than litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
     (a) Market Information
     Our common stock has traded on the American Stock Exchange under the symbol MSN since December 22, 1994. The following table sets forth the range of high and low sales prices for our common stock as reported by the American Stock Exchange during the last two fiscal years.

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter	$3.75	$3.11	$3.55	$2.28
Second Quarter	3.26	2.91	3.98	2.82
Third Quarter	3.59	2.89	3.60	2.95
Fourth Quarter	3.45	3.11	3.75	2.89
     There is no established trading market for our Series A convertible preferred stock, whose conversion feature expired as of March 31, 2002.
     (b) Holders
     At June 18, 2007, there were approximately 321 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our common stock is held of record in broker “street names.”
     (c) Dividends
     Our policy has been to retain all available earnings, if any, for the development and growth of our business. We have not paid and do not intend to pay cash dividends on our common stock. In addition, our credit facility restricts our ability to pay cash dividends on our common stock.
     (d) Unregistered Securities
     None
     (e) Share Repurchases
     During the fourth quarter of the fiscal year ended March 31, 2007, we did not repurchase any shares under the Emerson Radio Corp.’s common stock share repurchase program. The share repurchase program was publicly announced in September 2003 to repurchase up to 2,000,000 shares of Emerson’s outstanding common stock. Share repurchases are made from time to time in open market transactions in such amounts as determined in the discretion of Emerson’s management within the guidelines set forth by Rule 10b — 18 under the Securities Exchange Act. As of March 31, 2007, we have repurchased a total of 1,267,623 shares under this program. The maximum number of shares that are available to be repurchased under Emerson Radio Corp’s common share repurchase program as of March 31, 2007 was 732,377.
Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The following table sets forth our selected consolidated financial data for the five years ended March 31, 2007. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	March 31,	March 31,	March 31,	March 31,	March 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Summary of Operations:
Net Revenues	$284,399	$233,843	$230,783	$179,952	$245,216
Operating Income	$7,191	$4,169	$9,442	$3,093	$20,740

Income from continuing operations	$3,458	$3,712	$5,113	$60	$28,128

Income (loss) from discontinued operations, Net of tax	$—	$12,918	$792	$(1,134)	$(1,082)
Cumulative effect of change in accounting principle	—	—	—	—	$(5,546)

Net income (loss)	$3,458	$16,630	$5,905	$(1,074)	$21,500

Balance Sheet Data at Period End:
Total Assets	$99,408	$92,502	$131,168	$118,669	$134,562
Current Liabilities	24,845	21,772	45,899	40,637	48,668
Long-Term Debt	676	575	31,666	30,820	34,657
Shareholders’ Equity	73,887	70,155	53,603	47,212	51,237
Working Capital	67,183	60,215	56,116	46,729	49,101
Current Ratio	3.7 to 1	3.8 to 1	2.2 to 1	2.2 to 1	2.0 to 1

Per Common Share:
Basic net income (loss) per share:
Continuing operations	$.13	$.13	$.19	$.00	$1.02
Discontinued operations	—	.48	.03	(.04)	(.04)
Cumulative effect of change in accounting principle	—	—	—	—	(.20)

	$.13	$.61	$.22	$ ( .04)	$.78

Diluted net income (loss) per share:
Continuing operations	$.13	$.13	$.19	$.00	$.98
Discontinued operations	—	.48	.03	(.04)	(.04)
Cumulative effect of change in accounting principle	—	—	—	—	(.19)

	$.13	$.61	$.22	$(.04)	$.75

Weighted Average Shares Outstanding:
Basic	27,087	27,079	26,991	27,227	27,716
Diluted	27,127	27,172	27,264	27,227	28,640
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our operations and financial condition should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
     Special Note: Certain statements set forth below constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See Item 1A — “Risk Factors — Forward-Looking Information.”
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
     The following table summarizes certain financial information for the fiscal years ended March 31 (in thousands):

	2007	2006	2005
Net revenues	$284,399	$233,843	$230,783

Cost of sales	248,065	204,010	198,221
Other operating costs and expenses	6,492	6,145	5,889
Selling, general and administrative	22,269	19,097	17,436
Acquisition costs incurred (recovered)	190	48	(454)
Stock based costs	192	374	249

Operating income	7,191	4,169	9,442
Interest expense, net	54	785	1,346

Income before income taxes	7,137	3,384	8,096
Provision (benefit) for income taxes	3,679	(328)	2,983

Net income from continuing operations	$3,458	$3,712	$5,113

Results of Operations — Fiscal 2007 compared with Fiscal 2006
     Net Revenues — Net revenues for fiscal 2007 increased $50.6 million, or 21.6%, to $284.4 million as compared to $233.8 million for fiscal 2006. Net revenues are comprised of Emerson® branded product sales, themed product sales and licensing revenues. Emerson® branded product sales are earned from the sale of products bearing the Emerson® or HH Scott® brand name;

themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson® and HH Scott® brand names to licensees for a fee. The increase in net revenues was comprised of:
i)	Emerson® branded products sales of $208.5 million in fiscal 2007 compared to $176.2 million in fiscal 2006, an increase of $32.3 million, or 18.3%, primarily resulting from the introduction of the Ipod® compatible product category late in the prior fiscal year and an increase in the microwave ovens category offset by decreased sales volumes in the audio product category;

ii)	Promotional item sales to ESI in fiscal 2007 totaling $32.9 million, associated with a major holiday promotion with one of our other major customers. In addition to increasing net revenues, this promotional sale resulted in an increase in accounts payable and other current liabilities and accounts receivable of $20.6 million and $20.8 million, respectively, in the period ended September 30, 2006 as well as an increase in short term deposits of $28.8 million in the same period due to parts and inventory purchases related to this sale. In order to fund these purchases, short term borrowings through our revolving line of credit increased by $24.0 million for the period ended September 30, 2006. These short term borrowings were repaid in the three months ended December 31, 2006. As of the date of this filing, the outstanding balances in accounts payable and other current liabilities, accounts receivable, short term deposits and short term borrowings associated with this specific promotional item have returned to normal seasonal business levels. There were no promotional item sales during fiscal 2006.

iii)	Themed product sales of $36.2 million in fiscal 2007 compared to $49.9 million in fiscal 2006, a decrease of $13.7 million, or 27.4%, primarily due to the discontinuance of Nickelodeon® themed products offset slightly by start- up sales of Mattel® themed products; and

iv)	Licensing revenues of $6.6 million in fiscal 2007 compared to $7.7 million in fiscal 2006, a decrease of $1.1 million, or 14.3% primarily due to lower sales volumes from our video licensing agreements with Funai.

v)	In fiscal 2007 Emerson charged agent fees of $233,000, or 0.1% of net revenue, to Sansui Sales PTE, Ltd and Akai Sales PTE, Ltd, both of which are related parties to Emerson, for assistance in procuring their product. See Note 3 “Related Party Transactions”. No related party revenue was recorded in the prior fiscal year.
     Cost of Sales — In absolute terms, cost of sales increased $44.1 million, or 21.6%, to $248.1 million in fiscal 2007 as compared to $204.0 million in fiscal 2006. Cost of sales, as a percentage of net revenues, was relatively unchanged at 87.2% in fiscal 2007 as compared to 87.2% in fiscal 2006. As a percentage of net revenues for fiscal 2007, cost of sales associated with Capetronic Displays Limited, a related party to Emerson, was 12.0%. Cost of sales as a percentage of sales revenues less license revenues decreased to 89.3% in 2007 from 90.2% in 2006, reflecting an increase in direct import sales in relation to domestic sales over the prior year. Direct import sales do not incur inventory overhead costs. Counteracting the impact of the direct import sales on the decrease in cost of sales as a percentage of sales revenues less license revenues is an increase in inventory reserves in fiscal 2007 related to the discontinuance of a themed-product line.
     Gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the price categories of the consumer electronics market in which we compete. Our products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive.
     Other Operating Costs and Expenses — Other operating costs and expenses include those components as described in Note 1 of the Notes to the Consolidated Financial Statements. As a result of increased direct import sales in relation to domestic sales over the prior year, other operating costs and expenses as a percentage of net revenues were 2.3% in fiscal 2007 and 2.6% in fiscal 2006. In absolute terms, other operating costs and expenses increased $347,000, or 5.7%, to $6.5 million for fiscal 2007 as compared to $6.1 million in fiscal 2006. The increase in absolute terms was the result of freight credited to our customers on returned goods.
     Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, were 7.8% in fiscal 2007 as compared to 8.2% in fiscal 2006. S,G&A, in absolute terms, increased $3.2 million, or 16.8%, to $22.3 million in fiscal 2007 as compared to $19.1 million for fiscal 2006. The increase in S,G&A in absolute terms between fiscal 2007 and 2006 was primarily due to estimation of potential costs to avert litigation in the current year of $650,000, gains on sales of marketable securities and real property in the prior year of $532,000, an increase in professional and director fees of $319,000, trade show expenses of $302,000, accounts receivable reserves of $493,000, advertising costs of $293,000, variable selling expenses of $242,000, travel related expenses of $234,000, and utilities expenses of $104,000.
     Acquisition Costs — Acquisition costs were $190,000 in fiscal 2007 compared to $48,000 in fiscal 2006. These costs were associated with contemplated acquisition transactions that were not completed.
     Non Cash Compensation — Non cash compensation relates to stock options expense associated with the adoption of SFAS 123R “Share-Based Payments.” Stock based costs decreased to $192,000 (0.07% of net revenues) in fiscal 2007 compared to $374,000 (0.2% of net revenues) in fiscal 2006.
     Interest Expense, net — Interest expense, net, included $638,000 interest income on a note receivable from a related party. As a result, interest expense, net, decreased $731,000, or 93.1%, to $54,000 (0.02% of net revenues) in fiscal 2007 from $785,000 (0.3% of net revenues) in fiscal 2006. The decrease was primarily attributable to the related party interest income as well as the result of expensing the remainder of capitalized debt issue costs pertaining to our prior financing agreement in the prior fiscal year offset by increased expense related to borrowings in the current fiscal year.
     Provision (benefit) for Income Taxes — Our provision for income taxes, which primarily represents the deferred tax charges associated with our profits in the United States, resulted in a provision of $3.7 million for fiscal 2007, or 1.3% of net revenues, as compared to a benefit of $328,000 million for fiscal 2006, or -0.1% of net revenues.

     Income From Continuing Operations - As a result of the foregoing factors, net income from continuing operations amounted to $3.5 million (1.2% of net revenues) for fiscal 2007 as compared to $3.7 million (1.6% of net revenues) in fiscal 2006.
Results of Operations — Fiscal 2006 compared with Fiscal 2005
     Net Revenues — Net revenues for fiscal 2006 increased $3.0 million, or 1.3%, to $233.8 million as compared to $230.8 million for fiscal 2005. Net revenues are comprised of Emerson® branded product sales, themed product sales and licensing revenues. Emerson® branded product sales are earned from the sale of products bearing the Emerson® or HH Scott® brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson® and HH Scott® brand names to licensees for a fee. The increase in net revenues was comprised of:
i)	Emerson® branded products sales decreased to $176.2 million in fiscal 2006 compared to $202.9 million in fiscal 2005, a decrease of $26.7 million, or 13.2%, primarily resulting from decreased sales volumes in the audio product category;

ii)	Themed product sales increased to $49.9 million in fiscal 2006 compared to $17.1 million in fiscal 2005, an increase of $32.8 million, primarily due to increased Nickelodeon sales volume; and

iii)	Licensing revenues decreased $3.1 million, or 28.7%, to $7.7 million in fiscal 2006 compared to $10.8 million in fiscal 2005, primarily due to lower sales volumes from our video licensing agreements.
     Cost of Sales — In absolute terms, cost of sales increased $5.8 million, or 2.9%, to $204.0 million in fiscal 2006 as compared to $198.2 million in fiscal 2005. Cost of sales, as a percentage of net revenues, increased from 85.9% in fiscal 2005 to 87.2% in fiscal 2006. The increase in cost of sales in relative terms was primarily due to the proportionate decrease in license revenues as a percentage of sales revenues. The cost of sales as a percentage of sales revenues less license revenues was largely unchanged as it increased to 90.2% in 2006 from 90.1% in 2005, reflecting continued price pressure from our major competitors.
     Gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the price categories of the consumer electronics market in which we compete. Our products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive.
     Other Operating Costs and Expenses — Other operating costs and expenses include those components as described in Note 1 of the Notes to the Consolidated Financial Statements. As a result of increased activity in these areas, other operating costs and expenses as a percentage of net revenues were 2.6% in both fiscal 2006 and fiscal 2005. In absolute terms, other operating costs and expenses increased $256,000, or 4.3%, to $6.1 million for fiscal 2006 as compared to $5.9 million in fiscal 2005.
     Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, were 8.2% in fiscal 2006 as compared to 7.6% in fiscal 2005. S,G&A, in absolute terms, increased $1.7 million, or 9.8%, to $19.1 million in fiscal 2006 as compared to $17.4 million for fiscal 2005. The increase in S,G&A in absolute terms between fiscal 2006 and 2005 was primarily due to increased sales commissions of $262,000, an increase in personnel expenditures of $484,000, increased advertising costs of $111,000, an increase in accounts receivable reserves of $650,000, and an increase in depreciation expenses of $309,000. These expenses were partially offset by a decrease in professional fees of $220,000
     Acquisition Costs Incurred (Recovered) — In fiscal 2005, adjustments to acquisition costs incurred in the prior year were recorded resulting in a recovery of such costs of $454,000, or 0.2% of net revenues, compared to expenses of $48,000 in fiscal 2006. These costs were associated with contemplated acquisition transactions that were not completed.
     Non Cash Compensation — Non cash compensation relates to stock options expense associated with the early adoption of SFAS 123R “Share-Based Payments.” Stock based costs increased to $374,000 (0.2% of net revenues) in fiscal 2006 compared to $249,000 (0.1% of net revenues) in fiscal 2005, including approximately $0 and $89,000 respectively, associated with the cost of warrants issued in exchange for consulting services.
     Interest Expense, net — Interest expense decreased $561,000, or 41.7%, to $785,000 (0.3% of net revenues) in fiscal 2006 from $1.3 million (0.6% of net revenues) in fiscal 2005. The decrease was primarily attributable to decreased borrowings and borrowing costs as well as an increase in foreign interest income.
     Provision (benefit) for Income Taxes — Our provision for income taxes, which primarily represents the deferred tax charges associated with our profits in the United States, resulted in a benefit of $328,000 for fiscal 2006, or -0.1% of net revenues, as compared to $3.0 million for fiscal 2005, or 1.3% of net revenues.
     Income From Continuing Operations — As a result of the foregoing factors, net income from continuing operations amounted to approximately $3.7 million (1.6% of net revenues) for fiscal 2006 as compared to $5.1 million (2.2% of net revenues) in fiscal 2005.
Liquidity and Capital Resources
     As of March 31, 2007, we had cash and cash equivalents of approximately $1.8 million, compared to approximately $17.5 million at March 31, 2006. Working capital increased to $67.2 million at March 31, 2007 as compared to $60.2 at March 31, 2006. The decrease in cash and cash equivalents of approximately $15.7 million was primarily due to our providing financing to an affiliate. This financing was converted into a note receivable from the affiliate which was repaid to Emerson with interest in installments from April 2007 through June 2007. See Note 3 “Related Party Transactions.”
     Operating cash flow used by continuing operating activities was approximately $16.5 million for fiscal 2007, resulting from our having provided financing to an affiliate, primarily offset by income before depreciation and amortization and deferred tax expenses of approximately $3.5 million. Growth in inventory accounted for a usage of cash of approximately $2.4 million as a result of an increase in consumer demand. There was an increase in current payables of $1.9 million. The increase in current payables relates to advertising costs and purchases of inventory.
     Net cash used by investing activities was $364,000 for fiscal 2007 and resulted primarily from purchases of computer equipment and purchases of tooling by a foreign subsidiary related to sourcing of product.
     Net cash provided by financing activities was $1.2 million for fiscal 2007, resulting primarily from an increase in outstanding loans of a foreign subsidiary. While cash used for the financing of inventory purchases has been repaid in the current fiscal year, cash was also utilized for payments on certain equipment leases which have been capitalized and the mortgage of a foreign subsidiary. The borrowings assumed by us on behalf of our affiliate have also been repaid to our lender during the current fiscal year.
     On December 23, 2005, we entered into a $45.0 million Revolving Credit Agreement with Wachovia Bank. This credit facility provides for revolving loans subject to individual maximums which, in the aggregate, are not to exceed the lesser of $45.0 million or a “Borrowing Base” as defined in the loan agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime plus 0.00% to 0.50% or, at our election, the London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.25% depending on excess availability. Pursuant to the loan agreement, we are restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender’s prior consent and are subject to certain leverage financial covenants. Borrowings under the loan agreement are secured by substantially all of our tangible assets.
     At March 31, 2007 and March 31, 2006, there were approximately $12.1 and $4.3 million of letters of credit outstanding under this facility. At March 31, 2007, we were in compliance with the covenants on our credit facilities.
     Our foreign subsidiaries maintain various credit facilities, aggregating $17.5 million, with foreign banks consisting of the following:
•	two letter of credit facilities totaling $10.0 million which are used for inventory purchases; and

•	two back-to-back letter of credit facilities totaling $7.5 million.
     At March 31, 2007, our foreign subsidiaries pledged approximately $3.0 million in certificates of deposit to these banks to assure the availability of the $17.5 million credit facilities. The compensating amount of $3.0 million in cash is legally restricted from use for general business purposes. At March 31, 2007, there were approximately $1.7 million of letters of credit outstanding under these credit facilities. These letter of credit facilities contain a net worth covenant of the foreign subsidiaries with which the subsidiaries were in compliance at March 31, 2007.
     Short-Term Liquidity. Liquidity is impacted by our seasonality in that we generally record the majority of our annual sales in the quarters ending September and December. This requires us to maintain higher inventory levels during the quarters ending June and September, therefore increasing the working capital needs during these periods. Additionally, we receive the largest percentage of product returns in the quarter ending March. The higher level of returns during this period adversely impacts our collection activity, and therefore our liquidity. Management believes that continued sales margin improvement and the policies in place for returned products should continue to favorably impact our cash flow. In fiscal 2007, products representing approximately 45% of net revenues were imported directly to our customers. This contributes significantly to Emerson’s liquidity in that this inventory does not need to be financed by us.
     Our principal existing sources of cash are generated from operations and borrowings available under our revolving credit facilities. As of March 31, 2007, we had $32.9 million of borrowing capacity available under our $45.0 million revolving credit facilities, as there were $12.1 million of letters of credit outstanding, and no outstanding loans. In addition, at March 31, 2007, we had $17.5 million of letter of credit facilities, of which approximately $15.8 million was available. We believe that our existing sources of cash, including cash flows generated from operations, will be sufficient to support our existing operations over the next 12 months; however, we may raise additional financing, which may include the issuance of equity securities, or the incurrence of additional debt, in connection with our operations or if we elect to grow our business through acquisitions.
     Contractual Obligations
     The following summarizes our obligations at March 31, 2007 for the periods shown (in thousands):

	Payment due by period
		Less than 1	1 – 3	3 – 5	More than
	Total	year	Years	years	5 years

Notes and mortgages payable	$567	$74	$148	$148	$197
Capital lease obligations	230	72	135	23	—
Leases-related party	152	152	—	—	—
Leases-non-affiliate	5,163	1,457	2,690	1,016	—

Total	$6,112	$1,755	$2,973	$1,187	$197

     As of March 31, 2007, there were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product.
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
     Cooperative Advertising Accruals. Cooperative advertising programs, promotions and other volume-based incentives, which are provided to retailers and distributors for advertising and sales promotions, are accounted for on an accrual basis as a reduction in net revenues in the period in which the related sales are recognized as per the guidance of the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) in EITF 01-09 “Accounting for

Consideration Given by a Vendor to a Customer.” If additional cooperative advertising programs, promotions and other volume-based incentives are required to promote the Company’s products, then additional reserves may be required. Conversely, reserves are decreased to reflect the lesser need for cooperative advertising programs.
Recently-Issued Financial Accounting Pronouncements
In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends FAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. FAS No.155 amends FAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. FAS No. 155 also amends FAS No.140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. FAS No. 155 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.
In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets,” which amends FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” concerning treatment of separately recognized servicing assets and servicing liabilities. FAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.
In July 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FAS 109 (“FIN 48”). FIN 48 clarifies the application of FAS 109 by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an entity’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties and disclosure. FIN 48 is effective for fiscal years beginning after November 1, 2007. The Company is assessing the possible impact of FIN 48 on its financial statements.
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which, while not prescribing any new fair value measurements, supplements other accounting pronouncements that apply these measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.
In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends FAS No. 87, 88, 106, and 132(R). FAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan, quantified as the difference between plan assets at fair value and the benefit obligation of the plan, as an asset or liability in its statement of financial position and to recognize the change in the funded status, including gains and losses and prior service costs or credits, in its comprehensive income. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.
In September 2006, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretative guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method, which focuses primarily on the income statement impact of misstatements, and the “iron curtain” method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in a current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. We adopted the provisions of SAB 108 as of December 31, 2006 and this did not have a material effect on the Company’s results of operations or financial position.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS No. 159 includes an amendment of FAS No. 115 and is intended, as part of the FASB’s ongoing measurement goals, to encourage the application of fair value measurement, allowing the measurement of many financial instruments at fair value. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Inflation, Foreign Currency, and Interest Rates
     Neither inflation nor currency fluctuations had a significant effect on our results of operations during fiscal 2007. Our exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders. Emerson purchases virtually all of its products from manufacturers located in China.
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
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Index to Financial Statements

		Page No.
♦	Report of Independent Registered Public Accounting Firm	40 – 41
♦	Consolidated Statements of Operations for the years ended
	March 31, 2007, 2006 and 2005	42
♦	Consolidated Balance Sheets as of March 31, 2007 and 2006	43
♦	Consolidated Statements of Changes in Shareholders’
	Equity for the years ended March 31, 2007, 2006 and 2005	44
♦	Consolidated Statements of Cash Flows for the years ended
	March 31, 2007, 2006 and 2005	45
♦	Notes to Consolidated Financial Statements	46
♦	Schedule II—Valuation and Qualifying Accounts and Reserves	86
♦	All other schedules are omitted because they are not
	applicable or the required information is shown in the financial
	statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Emerson Radio Corp.
We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries (the “Company”), as of March 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for each of the two years in the period ended March 31, 2007. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and financial statement schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2007 and 2006, and the consolidated results of their operations, and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended March 31, 2007
MOORE STEPHENS, P. C.
Certified Public Accountants.
Cranford, New Jersey
June 18, 2007

Report of Independent Registered Public Accountants
Board of Directors and Shareholders
Emerson Radio Corp. and Subsidiaries
We have audited the consolidated statements of operations, stockholders’ equity, and cash flows of Emerson Radio Corporation and Subsidiaries for the year ended March 31, 2005. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended March 31, 2005. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Emerson Radio Corp. and Subsidiaries for the year ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule presents fairly, in all material respects, the information set forth therein for the year ended March 31, 2005.
BDO SEIDMAN, LLP
New York, NY
May 20, 2005,
Note 16, as to which the date is July, 1, 2005.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended March 31, 2007, 2006, and 2005
(In thousands, except per share data)

	2007	2006	2005
Net revenues:
Net revenues	$284,166	$233,843	$230,783
Net revenues-related party	233	—	—

	284,399	233,843	230,783

Costs and expenses:
Cost of sales	215,175	204,010	198,221
Cost of sales-related party	32,890	—	—
Other operating costs and expenses	6,492	6,145	5,889
Selling, general and administrative expenses (exclusive of non-cash compensation shown below)	22,269	19,097	17,436
Acquisition costs (recovered) incurred	190	48	(454)
Non-cash compensation	192	374	249

	277,208	229,674	221,341

Operating income	7,191	4,169	9,442
Interest expense, net	(692)	(785)	(1,346)
Interest income-related party	638	—	—

Income before income taxes and discontinued Operations	7,137	3,384	8,096
Provision (benefit) for income taxes	3,679	(328)	2,983

Income from continuing operations	3,458	3,712	5,113
Income from discontinued operations, net of tax	—	12,918	792

Net income	$3,458	$16,630	$5,905

Basic net income per share
Continuing operations	$.13	$.13	$.19
Discontinued operations	—	.48	.03

	$.13	$.61	$.22

Diluted net income per share
Continuing operations	$.13	$.13	$.19
Discontinued operations	—	.48	.03

	$.13	$.61	$.22

Weighted average shares outstanding
Basic	27,087	27,079	26,991
Diluted	27,127	27,172	27,264
The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 and 2006
(In thousands, except per share data)

	2007	2006
ASSETS

Current Assets:
Cash and cash equivalents	$1,851	$17,517
Restricted cash	3,000	3,000
Accounts receivable (less allowances of $3,573 and $4,770, respectively)	19,375	18,996
Other receivables	1,536	1,427
Due from affiliates	24,690	—
Inventories	32,463	33,003
Prepaid expenses and other current assets	3,376	3,694
Deferred tax assets	5,737	4,350

Total current assets	92,028	81,987

Property, plant, and equipment, net	2,492	2,500
Trademarks and other intangible assets, net	311	442
Deferred tax assets	4,067	6,224
Other assets	510	1,349

Total Assets	$99,408	$92,502

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term borrowings	$3,111	$1,841
Current maturities of long-term borrowings	146	85
Accounts payable and other current liabilities	20,044	18,121
Accrued sales returns	1,191	1,583
Income taxes payable	306	142
Deferred tax liabilities	47	—

Total current liabilities	24,845	21,772

Long-term borrowings	651	575
Deferred tax liabilities	25	—

Commitments and contingencies
Shareholders’ Equity:
Preferred shares – 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized; 52,945,797 and 52,900,297 shares issued; 27,109,832 and 27,064,332 shares outstanding, respectively	529	529
Capital in excess of par value	117,371	117,085
Accumulated other comprehensive losses	(82)	(70)
Accumulated deficit	(23,017)	(26,475)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	73,887	70,155

Total Liabilities and Shareholders’ Equity	$99,408	$92,502

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For The Years Ended March 31, 2007, 2006, and 2005
(In thousands, except share data)

		Common Shares Issued			Capital	Accumulated Other		Total
	Preferred	Number	Par	Treasury	In Excess Of	Comprehensive	Accumulated	Shareholders’
	Stock	Of Shares	Value	Stock	Par Value	Losses	Deficit	Equity
Balance – March 31, 2004	$3,310	52,310,350	$523	$(23,832)	$116,304	$(83)	$(49,010)	$47,212
Exercise of stock options and warrants		572,781	6		107			113
Stock based compensation					377			377
Comprehensive income:
Net income							5,905	5,905
Interest rate swap						(4)		(4)

Comprehensive income								5,901

Balance – March 31, 2005	$3,310	52,883,131	$529	$(23,832)	$116,788	$(87)	$(43,105)	$53,603
Purchase of treasury stock				(392)				(392)
Exercise of stock options and warrants		17,166			51			51
Stock based compensation					246			246
Comprehensive income:
Net income							16,630	16,630
Unrealized gain on securities						17		17

Comprehensive income								16,647

Balance – March 31, 2006	$3,310	52,900,297	$529	$(24,224)	$117,085	$(70)	$(26,475)	$70,155
Exercise of stock options and warrants		45,500			94			94
Stock based compensation					192			192
Comprehensive income:
Net income							3,458	3,458
Unrealized loss on securities						(10)		(10)
Recognition of realized losses in net income						(2)		(2)

Comprehensive income								3,446

Balance – March 31, 2007	$3,310	52,945,797	$529	$(24,224)	$117,371	$(82)	$(23,017)	$73,887

The accompanying notes are an integral part of the consolidated financial statement

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended March 31, 2007, 2006, and 2005
(In thousands)

	2007	2006	2005
Cash Flows from Operating Activities:
Income from continuing operations	$3,458	$3,712	$5,113
Adjustments to reconcile income to net cash (used) provided by operating activities:
Depreciation and amortization	850	1,076	775
Stock based costs	192	374	249
Deferred tax expense (benefit)	842	(519)	2,852
Asset allowances, reserves, and other	1,685	958	126
Changes in assets and liabilities:
Restricted cash	—	2,620	(2,670)
Accounts receivable	507	(4,227)	(9,502)
Other receivables	(109)	117	968
Due from affiliates	(24,690)	—	—
Inventories	(2,423)	5,030	(7,885)
Prepaid expenses and other current assets	318	(394)	(1,378)
Other assets	756	(674)	55
Accounts payable and other current liabilities	1,923	621	(2,206)
Income taxes payable	164	(101)	(266)

Operating cash flow (used) provided by continuing operations	(16,527)	8,593	(13,769)

Operating cash flow (used) provided by discontinued operations	—	220	4,572

Net cash provided by operating activities	(16,527)	8,813	(9,197)

Cash Flow From Investing Activities:
Additions to property and equipment (continuing operations)	(364)	(687)	(2,018)
Investing activities of discontinued operations, including proceeds from sale of SSG (net of cash at date of sale)	—	29,488	(580)

Net cash (used) provided by investing activities	(364)	28,801	(2,598)

Cash Flows from Financing Activities:
Short-term borrowings	31,892	—	75
Repayments of short-term borrowings	(31,831)	—	—
Net borrowings (repayments) under foreign bank facilities	1,270	(11,203)	8,282
Purchases of treasury stock	—	(392)	—
Exercise of stock options	94	51	107
Long-term borrowings	85,594	34,682	61,661
Repayments of long-term borrowings	(85,794)	(46,050)	(57,730)

Finance activities of continuing operations	1,225	(22,912)	12,395
Finance activities of discontinued operations	—	(143)	(4,011)

Net cash provided (used) by financing activities	1,225	(23,055)	8,384

Net (decrease) increase in cash and cash equivalents	(15,666)	14,559	(3,411)
Cash and cash equivalents at beginning of year	17,517	2,958	6,369

Cash and cash equivalents at end of year (Including cash of discontinued operations of $0, $0, and $1,741, respectively)	$1,851	$17,517	$2,958

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,037	$841	$1,128

Cash paid for income taxes	$1,224	$819	$587

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES:
Background and Basis of Presentation
     The consolidated financial statements include the accounts of Emerson Radio Corp. (“Emerson”, consolidated – the “Company”), which operates in the consumer electronics business. On July 1, 2005, Emerson sold its 53.2% ownership in Sport Supply Group, Inc. (“SSG”), which was previously reported as the Company’s Sporting Goods Segment, to Collegiate Pacific Inc. (“Collegiate”) for net proceeds of $30.6 million, after disposition costs, which resulted in a net gain of $12.6 million, or $0.47 per share, that was reported in the Company’s results for the quarter ended September 30, 2005. Such gain was net of total estimated income taxes of $4.2 million. As a result of the sale, the financial position and results of operations of SSG have been presented as discontinued operation for all periods shown in the accompanying financial statements (see Note 17), and the Company now operates in one segment, the consumer electronics segment. The consumer electronics business includes the design, sourcing, importing and marketing of a variety of consumer electronic products and the licensing of the “” trademark for a variety of products domestically and internationally to certain licensees.
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

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Investments
     The Company determines the appropriate classifications of securities at the time of purchase and evaluates the continuing appropriateness of that classification thereafter. The investments held by the Company of approximately $0 and $3,000 at March 31, 2007 and 2006, respectively, were classified as “available-for-sale securities,” and are included in prepaid expenses and other current assets. Realized gains and losses are reported separately as a component of income, and unrealized gains and losses are reported separately as a component of comprehensive income and accumulated other comprehensive income. Declines in the market value of securities deemed to be other than temporary are included in earnings.
Concentrations of Credit Risk
     Certain financial instruments potentially subject the Company to concentrations of credit risk. Accounts receivable represent sales to retailers and distributors of consumer electronics throughout the United States and Canada. The Company periodically performs credit evaluations of its customers but generally does not require collateral. The Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The accounts receivable allowance for fiscal 2007 and 2006 consists of the following:

	2007		2006
		(In thousands)
Allowance for doubtful accounts	$1,064		$727
Chargeback reserves	411		406
Allowance for sales returns	2,098		3,637

Total account receivable reserves	$3,573		$4,770

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

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Depreciation of property, plant and equipment is provided by the straight-line method as follows:

▪	Buildings	Thirty years to forty years
▪	Machinery and Equipment	Five years to ten years
▪	Computer Equipment and Software	Three years to ten years
▪	Furniture & Fixtures and Office Equipment	Five years to seven years
Long-Lived Assets
     The Company’s long-lived assets include property and equipment, trademark and other amortizable intangibles. At March 31, 2007, the Company had approximately $2,492,000 of property and equipment, net of accumulated depreciation, and approximately $311,000 of trademark and other amortizable intangible assets, net of amortization, accounting for approximately 3% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposals of Long-Lived Assets.” Recoverability of assets held and used are measured by a comparison of the carrying amount of an asset to estimated undiscounted pre-tax future net cash flows. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
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

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Selling, General and Administrative Expenses
     Selling, general and administrative expenses include all operating costs of the Company that are not directly related to the cost of procuring product or costs not included in other operating costs and expenses.
Acquisition Costs (Recovered) Incurred
     Acquisition costs include all costs incurred by the Company in acquisition attempts. These costs are charged to operations when the potential acquisition is terminated, amounts associated with consummated acquisitions are capitalized.
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
Advertising Expenses
     Advertising expenses are charged to operations as incurred and are included in selling, general and administrative expenses. Total advertising expenses were approximately $1,418,000, $1,108,000, and $945,000 for fiscal 2007, 2006, and 2005, respectively.
Cooperative Advertising Expenses
     Cooperative advertising programs and other volume-based incentives are accounted for on an accrual basis as a reduction in net revenue according to the requirements of Emerging Issue Task Force 01-09, “Accounting for Consideration Given By a Vendor to a Customer or a Reseller of the Vendor’s Products” in the period in which the related sales are recognized. Cooperative advertising expenses were approximately $7,354,000, $5,014,000, and $4,446,000, for fiscal 2007, 2006, and 2005, respectively.
Internet Expenses
     The Company expenses the operating and development costs of its Internet websites when incurred.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Interest Expenses
     The Company expenses interest when incurred. The interest expenses for fiscal 2007, 2006 and 2005 consist of:

	2007	2006	2005
		(In thousands)
Interest expense	$1,001	$841	$1,074
Amortization of deferred financing costs	83	439	401
Interest income	(392)	(495)	(129)

Interest expense, net	$692	$785	$1,346

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

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Stock- Based Compensation
During the fourth quarter of fiscal 2005, the Company elected to early-adopt Statement of Financial Accounting Standard (“FAS”) No. 123R, “Share-Based Payment” (“FAS 123R”) under the modified retrospective approach applied only to prior interim periods in the current year. As a result, the Company has applied FAS 123R to new awards and to awards modified, repurchased, or cancelled after April 1, 2004. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered that were outstanding as of April 1, 2004 are being recognized as the requisite service is rendered on or after April 1, 2004 (generally over the remaining option vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated for pro forma disclosures under previously issued accounting standards. As a result of applying the provisions of FAS 123R, the Company has recorded compensation costs of $192,000 and $374,000, and $249,000 during fiscal 2007, fiscal 2006, and fiscal 2005, respectively.
     The fair value of Emerson’s options for purposes of recording expenses under FAS 123R were calculated using the Black-Scholes option valuation model and the following assumptions for fiscal 2007, 2006, and 2005, respectively: (i) a risk free interest rate of 4.56%, 4.13%-4.52%, and 3.50%; (ii) a weighted average expected life of 5 years; (iii) an expected volatility of 0.314, 0.491-0.691, and 0.713-0.714; and (iv) no dividend yield. The weighted average fair value of stock options granted for the Emerson Plan in fiscal 2007, 2006, and 2005 was $1.14, $1.55, and $1.77, respectively.
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Emerson’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.
Derivative Financial Instruments
     The Company accounts for its interest rate protection agreement under FAS 133, “Accounting for Derivative Instruments and Hedging Activities”. FAS 133 requires all derivatives to be recorded as assets or liabilities and measured at fair value. Gains or losses resulting from changes in the values of derivatives are recognized immediately or deferred, depending on the use of the derivative and whether or not it qualifies as a hedge.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Recent Pronouncements
In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments (“FAS No. 155”),” which amends FAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. FAS No. 155 amends FAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. FAS No. 155 also amends FAS No.140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. FAS No. 155 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.
In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets,” which amends FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” concerning treatment of separately recognized servicing assets and servicing liabilities. FAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.
In July 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FAS 109 (“FIN 48”). FIN 48 clarifies the application of FAS 109 by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an entity’s financial statements and also provides guidance on measurement, de-recognition, classification, interest and penalties and disclosure. FIN 48 is effective for fiscal years beginning after November 1, 2007. The Company is assessing the possible impact of FIN 48 on its financial statements.
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which, while not prescribing any new fair value measurements, supplements other accounting pronouncements that apply these measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.
In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends FAS No. 87, 88, 106, and 132(R). FAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan, quantified as the difference between plan assets at fair value and the benefit obligation of the plan, as an asset or liability in its statement of financial position and to recognize the change in the funded status, including gains and losses and prior service costs or credits, in its comprehensive income. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.
In September 2006, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretative guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method, which focuses primarily on the income statement impact of misstatements, and the “iron curtain” method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in a current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. We adopted the provisions of SAB 108 as of December 31, 2006 and this did not have a material effect on the Company’s results of operations or financial position.
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS No. 159 includes an amendment of FAS No. 115 and is intended, as part of the FASB’s ongoing measurement goals, to encourage the application of fair value measurement, allowing the measurement of many financial instruments at fair value. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.
Reclassifications
     Certain reclassifications were made to conform prior year’s financial statements to the current presentation.
NOTE 2 — INVENTORIES:
          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of March 31, 2007 and 2006, inventories consisted of the following:

	March 31, 2007	March 31, 2006
	(In thousands)
Finished goods	$36,839	$32,463
Less inventory allowances	(4,376)	(1,413)

	$32,463	$33,003

NOTE 3 – RELATED PARTY TRANSACTIONS
          On December 5, 2005, The Grande Holdings Limited (“Grande”) purchased approximately 37% (10,000,000 shares) of the Company’s outstanding common stock from our former Chairman and Chief Executive Officer, Geoffrey P. Jurick. Since the initial purchase of common stock, Grande has increased its holdings of Emerson Radio Corp. common stock through open market purchases to approximately 50.8% of our outstanding common shares, as of the date of June 18, 2007.
          In January 2006, Emerson commenced leasing office space and procuring services in connection with this office space rental in Hong Kong from Grande on terms which Emerson management believes reflect arms length transactions. Under these arrangements, Emerson incurred expenses with Grande of approximately $429,000 for the year ended March 31, 2007.
          In December 2005, Emerson sold to Sansui Electronics (UK), an affiliate of Grande (“Sansui”), the Company’s controlling stockholder, aging inventory then located in a warehouse in the United Kingdom. The purchase price was approximately $900,000 and represented the estimated net realizable value (after write downs) of the inventory. After further market price declines Sansui sold the inventory in 2006 and remitted payment owed to Emerson in the amount of $454,822.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     In the quarter ended December 31, 2006, Emerson recorded $33.1 million of net revenues and $50,000 of operating profit as a consequence of its participation in a “Black Friday” promotion of 42” plasma television sets by a major retailer. In this transaction, Emerson played several different roles. It assisted in the manufacturing of the product by providing financial assistance to the manufacturer of the television sets, Capetronic Display Limited (“Capetronic”), a subsidiary of Grande. This working capital support, which was provided on an unsecured basis, included (i) the deposit with Capetronic of approximately $6.7 million in order to assist Capetronic in purchases from its parts suppliers, (ii) the opening of approximately $22.1 million of letters of credit under its credit line with Wachovia Bank, for the benefit of Capetronic, which enabled Capetronic to purchase additional parts from its suppliers and (iii) the borrowing of monies under its credit line when the letters of credit were drawn down upon the delivery of the parts to Capetronic. In addition, Emerson purchased the television sets from Capetronic and resold them to a distributor. All amounts owed by Capetronic to Emerson relating to this transaction have been paid in full, subsequent to March 31, 2007.
     In October 2006, Emerson entered into an agreement with a consumer electronics distributor (the “Licensee”) pursuant to which, among other things, Emerson agreed to grant the Licensee a license to distribute and sell LCD televisions (“LCD sets”) in North America under Emerson’s “H.H. Scott” brand name. In the fiscal quarter ended December 31, 2006, the Licensee began selling 32” and 37” LCD sets to a major United States based retailer. Pursuant to the terms of the agreement with the licensee, Emerson was paid a royalty of $110,000 as a result of such sales through March 31, 2007.
     As part of its contribution to the revival of the “H.H. Scott” name, Emerson provided unsecured financial assistance to Capetronic, Nakamichi Corporation (“Nakamichi”), Akai Electric (China) Co. Ltd. (“Akai”), and Sansui, each of which is a wholly-owned subsidiary of Grande, the manufacturer of the LCD sets, in the form of letters of credit and loans which in the aggregate approximated $22.0 million at December 31, 2006. In reviewing the documentation for certain of the letters of credit referred to above, Emerson determined that some of the parts for which letters of credit were opened were to be used for the manufacture of 27” and 42” television sets to be sold to the Licensee by Akai. Emerson had no direct or indirect interest in such sales, and Capetronic paid Emerson $57,000 as a fee for facilitating such transaction.
     On February 21, 2007, Capetronic, Nakamichi Corporation, a Japanese corporation, Akai Electric (China) Co. Ltd., a People’s Republic of China corporation, and Sansui Electric (China) Co. Ltd., a People’s Republic of China corporation (collectively, the “Borrowers”), each of which is a wholly-owned subsidiary of Grande, jointly and severally, issued a promissory note (the “Note”) in favor of the Company in the principal amount of approximately $23,500,000. Such amount is included in “Due From Affiliates” in the accompanying balance sheet as of March 31,2007. The principal amount of the Note represented the outstanding amount currently owed to the Company, as of March 31, 2007, as a result of certain related party transactions entered into between the Company and the Borrowers described above, including interest that had accrued from the date of such related party transactions until the date of the Note. Simultaneously with the execution of the Note, Grande

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
executed a guaranty (the “Guaranty”) in favor of the Company pursuant to which Grande guaranteed payment of all of the obligations of the Borrowers under the Note in accordance with the terms thereof.
     Interest on the unpaid principal balance of the Note accrued at a rate of 8.25% per annum, commencing on February 21, 2007, until all obligations under the Note were paid in full, subject to an automatic increase of 2% per annum in the event of default under the Note in accordance with the terms thereof. Payments of principal and interest under the Note were to be made in nine installments from April 1, 2007 through June 3, 2007 in such amounts and on such dates as set forth in the Note, with all amounts of interest due under the Note scheduled to be paid with the final installment.
     As of June 3, 2007, all amounts due under the note have been repaid.
     Since August 2006, Emerson has been providing to Sansui Sales PTE Ltd (“Sansui”) and Akai Sales PTE Ltd (“Akai”), both of which are subsidiaries of Grande, assistance with acquiring their product. Emerson issues purchase orders to third-party suppliers who manufacture this product, and Emerson issues sales invoices to Sansui and Akai at gross amounts for this product. Sansui and Akai provide financing for this product in the form of transfer letters of credit to the suppliers, and goods are shipped directly from the suppliers to Sansui’s and Akai’s customers. Emerson recorded income totaling $233,000 for providing this service in fiscal 2007.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 4 — PROPERTY, PLANT, AND EQUIPMENT:
     As of March 31, 2007 and 2006, property, plant, and equipment is comprised of the following:

	2007	2006
	(In thousands)
Buildings	$1,175	$1,175
Computer Equipment & Software	2,747	2,588
Furniture and fixtures	1,600	1,578
Machinery and equipment	1,366	951
Leasehold improvements	643	698

	7,531	6,990
Less accumulated depreciation and amortization	(5,039)	(4,490)

	$2,492	$2,500

     Depreciation and amortization of property, plant, and equipment from continuing operations amounted to $645,000, $630,000, and $321,000 for the years ended March 31, 2007, 2006 and 2005, respectively.
NOTE 5 – OTHER INTANGIBLE ASSETS
     Other intangible assets as of March 31, 2007 and related amortization expense for the year then ended, consist of the amounts shown below (in thousands). Trademarks relate to costs incurred in connection with the licensing agreements for the use of certain trademarks and service marks in conjunction with the sale of our products. The cost of intangible assets and related accumulated amortization are removed from the Company’s accounts during the year in which they become fully amortized.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

					Weighted Average
Fiscal Year Ended	Gross Carrying	Amortization	Accumulated	Amortization	Amortization
March 31, 2007	Amount	Expense	Amortization	Period	Period
Amortizable Intangible Assets

Trademarks	$4,923	$131	$4,612	10-40 years	17 years

					Weighted Average
Fiscal Year Ended	Gross Carrying	Amortization	Accumulated	Amortization	Amortization
March 31, 2006	Amount	Expense	Amortization	Period	Period
Amortizable Intangible Assets

Trademarks	$4,923	$159	$4,481	10-40 years	17 years
     Amortization expense for the year ended March 31, 2005 was $144,000.
     As of March 31, 2007, estimated amortization expense of other intangible assets for each of the next five years, and thereafter, is as follows (in thousands):

2007	$24
2008	24
2009	24
2010	24
2011	24
Thereafter	191

$311

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 6 — BORROWINGS:
Short-term Borrowings
     As of March 31, 2007 and 2006, short-term borrowings consisted of amounts outstanding under the Company’s foreign bank facilities held by its foreign subsidiaries. Availability under these facilities totaled $15.8 million and $9.5 million as of March 31, 2007 and March 31, 2006, respectively, and is maintained by the pledge of bank deposits of approximately $3.0 million for each period shown in the following table. These compensating amounts are legally restricted from use for general business purposes and are classified as restricted cash in the current asset section of the balance sheet.

	2007	2006
	(In thousands)
Foreign bank loan	$3,111	$1,841
Long -term Borrowings
     As of March 31, 2007 and 2006, long-term borrowings consisted of the following:

	2007	2006
	(In thousands)
Emerson revolver	$—	$—
Mortgage payable	567	641
Capitalized lease obligations and other	230	19

	797	660
Less current maturities	146	85

Long-term debt and notes payable	$651	$575

     Emerson Credit Facility – On December 23, 2005, Emerson entered into a $45.0 million Revolving Credit Agreement with Wachovia Bank. The loan agreement provides for a $45.0 million revolving line of credit for revolving loans subject to individual maximums which, in the aggregate, are not to exceed the lesser of $45.0 million or a “Borrowing Base” as defined in the loan agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime (8.25% as of March 31, 2007) plus 0.00% to 0.50% or, at Emerson’s election, the London Interbank Offered Rate (“LIBOR” which was 5.32% as of March 31, 2007) plus 1.25% to 2.25% depending on excess availability. Pursuant to the Revolving Credit Agreement, Emerson is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender’s prior consent and is subject to certain leverage financial covenants. Amounts outstanding under the loan agreement will be secured by substantially all of Emerson’s tangible assets.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     As of March 31, 2007 and March 31, 2006, there were $12.1 and approximately $4.3 million of letters of credit outstanding under this facility, respectively. At March 31, 2007 Emerson was in compliance with the covenants contained in the loan agreement.
     As of March 31, 2007, the carrying value of this credit facility approximated fair value.
     As a result of the related party transactions entered into between Emerson and affiliates of Grande described in Note 3, Emerson may have been deemed to be in breach of certain covenants contained in Emerson’s credit facility, including a covenant restricting Emerson from lending money and from entering into related party transactions without the consent of its lender. The lender under the credit facility agreed to waive such breaches and Emerson and the lender negotiated an amendment to the credit facility. Under the amendment, (i) Emerson granted the lender a security interest in the $23 million Note and the Guaranty referred to in Note 3 to Emerson’s financial statements, (ii) a failure (following a 15 day cure period) by the borrowers to make payments to Emerson as required by the terms of the Note would be deemed a default under the credit facility, (iii) the number of field audits by the lender was increased from two to three each year and (iv) Emerson was required to pay $125,000 to the lender in connection with the amendment. All amounts due under the $23 million Note were repaid in full as of June 3, 2007.
     Maturities of long-term borrowings as of March 31, 2007, by fiscal year and in the aggregate are as follows (in thousands):

2008	$146
2009	141
2010	142
2011	96
2012	75
Thereafter	197

Total	797
Less current portion	146

Total long term portion	$651

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 7 – INCOME TAXES:

	2007	2006	2005
		(In thousands)
Current:
Federal	$906	$90	$—
Foreign, state and other	1,931	100	131
Deferred:
Federal	1,024	(389)	2,637
Foreign, state and other	(182)	(129)	215

	$3,679	$(328)	$2,983

     The Company files a consolidated federal return and certain state and local income tax returns.
     The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory federal rate of 34% to income before income taxes from continuing operations for the years ended March 31, 2007, 2006, and 2005 is analyzed below:

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2007	2006	2005
		(In thousands)
Statutory provision (benefit)	$2,427	$1,285	$2,603
Foreign income tax	(252)	—	(223)
State taxes	1,152	249	382
Other, net	352	(1,862)	221

Total income tax (benefit)	$3,679	$(328)	$2,983

     As of March 31, 2007 and 2006, the significant components of the Company’s deferred tax assets and liabilities were as follows:

	2007	2006
	(In thousands)
Deferred tax assets:
Accounts receivable reserves	$1,846	$2,540
Inventory reserves	2,536	1,309
Net operating loss carryforwards	3,819	6,088
Accrued expenses	1,188	334
Other	415	303

Total deferred tax assets	9,804	10,574
Valuation allowance	—	—

Net deferred tax assets	9,804	10,574

Deferred tax liabilities:
Accrued expenses	72	—

Net deferred taxes	$9,732	$10,574

     The amounts of federal net operating loss carryforwards (“NOLs”) on which the related deferred tax asset was calculated are as follows as of March 31, 2007 (in millions $):

Loss year (fiscal)	Included in DTA	Footnote	Expiration year (fiscal)
1994	4.4	[1][2]	2009
1997	5.0	[2]	2012
1999	1.3	[2]	2019
[1] The 1994 loss is limited to an amount of $2.2 million per year by Internal Revenue Code section 382 due to a change in control that occurred in March 1994.
[2] As of August 29, 2006 the overall deduction Emerson may utilize each year against its taxable income is limited to $5.9 million by IRC section 382.
     The amounts of state NOLs available by year as of March 31, 2007 are as follows (in millions $):

Loss year (fiscal)	Included in DTA	Expiration year (fiscal)
1999	2.7	2008
2000	0.3	2009
     The tax benefits related to these operating loss carryforwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

     Income of foreign subsidiaries before taxes was $3,822,000, $230,000, and $526,000 for the years ended March 31, 2007, 2006, and 2005, respectively.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     No provision was made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company or a domestic affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on undistributed foreign earnings.
     In August 2006, the Company was notified by the Franchise Tax Board of the State of California that it had suspended in California the rights, powers and privileges of a predecessor company due to that predecessor’s failure to pay state taxes, interest and penalties for tax years from 1979 to 1989 in the aggregate amounts of approximately $5.1 million. The Company has accrued an amount based upon management’s best estimate as to the ultimate amount payable. Accruals made in relation to this matter have been recorded as a component of income tax expense.
NOTE 8 — COMMITMENTS AND CONTINGENCIES:
Leases:
     Emerson leases warehouse and office space with annual commitments as follows (in thousands):

Fiscal Years	Amount	Affiliate	Non-affiliate
2008	$1,609	$152	$1,457
2009	1,399	—	1,399
2010	1,291	—	1,291
2011	818	—	818
2012	198	—	198
Thereafter	—	—	—

Total	$5,315	$152	$5,163

     Rent expense from continuing operations resulting from leases from non-affiliates, which includes month-to-month leases, aggregated $811,000, $1,283,000, and $1,241,000 for fiscal 2007, 2006, and 2005, respectively. Rent expense resulting from a lease from an affiliate was $206,000 in fiscal 2007 only.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Letters of Credit:
          At March 31, 2007 there were no letters of credit outstanding under Emerson’s Credit Facility (see Note 6). There were $4.3 million of letters of credit outstanding under this facility at March 31, 2006. Emerson’s foreign subsidiaries also currently maintain various credit facilities aggregating $17.5 million with foreign banks subject to annual review consisting of the following: (i) two letter of credit facilities totaling $10.0 million and (ii) two back-to-back credit facilities totaling $7.5 million. These facilities are used for inventory purchases and require Emerson to pledge approximately $3.0 million of cash for such availability and for the benefit of its foreign subsidiaries, who establish back-to-back letters of credit with Emerson’s customers. The $3.0 million is legally restricted from use for general business purposes and is classified as restricted cash in the current asset section of the balance sheet. At March 31, 2007, there were $1.7 million of letters of credit outstanding under these credit facilities. These credit facilities require net worth covenants of the foreign subsidiaries, for which they were in compliance at March 31, 2007.
Capital Expenditure and Other Commitments:
     As of March 31, 2007, there were no material capital expenditure commitments and there were no substantial commitments for purchase orders outside the normal purchase orders used to secure product.
Employee Benefit Plan:
     The Company currently sponsors defined contribution 401(k) retirement plans which are subject to the provisions of the Employee Retirement Income Security Act (ERISA). The Company matches a percentage of the participants’ contributions up to a specified amount. These contributions to the plan for fiscal 2007, 2006 and 2005 were $100,000, $93,000, and $94,000, respectively and were charged to operations for the periods presented.
Shareholder Transaction:
     On December 5, 2005, the Company announced that its Chairman and Chief Executive Officer, Geoffrey P. Jurick, had completed the sale of 10,000,000 of his Emerson common shares to Grande, a Hong Kong based group of companies engaged in a number of businesses including the manufacture, sale and distribution of audio, video and other consumer electronics and video products. The purchase price was $5.20 per share and was paid in a combination of cash and a convertible debenture of Grande. As a result of the sale, Grande became the owner of approximately 37% of the Company’s outstanding shares. Since the initial purchase of common stock from Mr. Geoffrey P. Jurick, Grande has increased its holdings of the Company’s common stock to approximately 50.8%.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 9 — STOCK BASED COMPENSATION:
     In July 1994, the Company adopted a Stock Compensation Program (“Program”). The Program is comprised of four parts—the Incentive Stock Option Plan, the Supplemental Stock Option Plan, the Stock Appreciation Rights Plan, and the Stock Bonus Plan. The maximum aggregate number of shares of common stock available pursuant to the Program was 2,000,000 shares.
     In 2004 the Company adopted the 2004 Employee Stock Options Plan. The provisions for exercise price, term and vesting schedule are, for the most part, the same as the previous Incentive Stock Option Plan. The maximum aggregate number of shares of common stock available pursuant to the Program is 2,500,000 shares.
     A summary of transactions during the last three years is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding – April 1, 2004	782,334	$1.09
Granted	425,000	3.10
Exercised	(700,000)	1.10

Outstanding – March 31, 2005	507,334	$2.60

Granted	50,000	2.62
Exercised	(500)	1.50
Cancelled	(154,000)	2.27

Outstanding – March 31, 2006	402,834	$2.93

Exercised	(45,500)	2.07

Outstanding – March 31, 2007	357,334	$3.04

Exercisable at March 31, 2007	249,002	$3.00

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The following table provides additional information as to the options outstanding under the Stock Compensation Program and the 2004 Employee Stock Option Plan as of March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted
		Average	Average		Weighted
Range of	Amount	Remaining	Exercise	Amount	Average
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Exercise Price
$1.00	12,334	3.3	$1.00	12,334	$1.00
$2.62	20,000	8.2	2.62	20,000	2.62
$2.96 - $2.97	125,000	7.6	2.96	83,334	2.96
$3.26	200,000	7.6	3.26	133,334	3.26

	357,334	7.4	$3.04	249,002	$3.00

     Subject to the terms set forth in each option agreement, generally, the term of each option is ten years, except for incentive stock options issued to any person who owns more than 10% of the voting power of all classes of capital stock, for which the term is five years. Unless otherwise provided, options may not be exercised during the first year after the date of the grant. Thereafter, each option becomes exercisable on a pro rata basis on each of the first through third anniversaries of the date of the grant. The exercise price of options granted must be equal to or greater than the fair value of the shares on the date of the grant, except that the option price with respect to an option granted to any person who owns more than 10% of the voting power of all classes of capital stock shall not be less than 110% of the fair value of the shares on the date of the grant. As of March 31, 2007, there were a total of 357,334 options outstanding with exercise prices ranging from $1.00 per share to $3.26 per share. As of March 31, 2007, 32,334 of the total options outstanding were fully vested with 325,000 options vesting through October 2007. At March 31, 2007, 2006 and 2005, the weighted average exercise price of exercisable options under the Program was $3.00, $2.71 and $1.01, respectively.
     In October 1994, the Company’s Board of Directors adopted, and the stockholders subsequently approved, the 1994 Non-Employee Director Stock Option Plan. The maximum number of shares of Common Stock available under such plan was 300,000 shares.
     In 2004, the Company’s Board of Directors, and the stockholders subsequently approved the 2004 Non-Employee Director Stock Option Plan, the provisions for exercise price, term and vesting schedule being, for the most part, the same as the 1994 Non-Employee Director Stock Option Plan. The maximum number of shares of Common Stock available under such plan was 250,000 shares. In December 2006, an additional listing application was approved by the American Stock Exchange permitting the issuance of up to 500,000 shares pursuant to the 2004 plan.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     A summary of transactions under the plan for the three years ended March 31, 2007 is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding: April 1, 2004	125,000	$1.00
Granted	125,000	3.00
Exercised	(125,000)	1.00

Outstanding – March 31, 2005	125,000	$3.00
Granted	100,000	3.19
Exercised	(16,666)	3.00

Outstanding – March 31, 2006	208,334	$3.09
Granted	150,000	3.23
Cancelled	(83,334)	3.07

Outstanding – March 31, 2007	275,000	$3.15

Exercisable at March 31, 2007	58,333	$3.08

     The following table provides additional information as to the options outstanding under the Non-Employee Director Stock Option Plan as of March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted
		Average	Average		Weighted
	Amount	Remaining	Exercise	Amount	Average
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Exercise Price
$3.00	50,000	7.4	$3.00	33,334	$3.00
$3.07	25,000	8.8	3.07	8,333	3.07
$3.19	150,000	9.6	3.19	—	—
$3.23	50,000	8.7	3.23	16,666	3.23

	275,000	9.0	$3.15	58,333	$3.08

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
All options granted under the Non-Employee Director Stock Option Plan during the fiscal years ending March 31, 2005, 2006 and 2007 were at exercise prices equal to or greater than the fair value of the Company’s stock on the date of the grant. As of March 31, 2007, there were a total of 275,000 options outstanding with exercise prices ranging from $3.00 per share to $3.23 per share. As of March 31, 2007, none of the options outstanding were fully vested with 50,000, 50,000, 25,000 and 150,000 options vesting through August 2007, December 2008, January 2009 and November 2009, respectively. At March 31, 2007, 2006 and 2005, the weighted average exercise price of exercisable options under the Non-Employee Director Stock Option Plan was $3.08, $3.00 and $0.00, respectively.
NOTE 10 — SHAREHOLDERS’ EQUITY:
Common Shares:
     Authorized common shares total 75,000,000 shares of common shares, par value $0.01 per share, of which, 27,109,832 and 27,064,332 shares were issued and outstanding as of March 31, 2007 and 2006, respectively. Shares held in treasury at March 31, 2007 and 2006 were 25,835,965.
Common Stock Repurchase Program:
     In January 2000, September 2001 and September 2003, the Company’s Board authorized share repurchase programs for 5,000,000 shares, 1,000,000 shares, and 2,000,000 shares, respectively. No shares were repurchased in fiscal 2007. In fiscal 2006, the Company repurchased 155,998 shares for $392,109, pursuant to the programs. In fiscal 2005, no shares were repurchased under these programs. The shares were repurchased in open market transactions within guidelines set forth by Rule 10b-18 of the Securities and Exchange Act of 1934 and were funded by working capital. As of March 31, 2007, 732,377 shares remain available for repurchase under the program established in September 2003.
Series A Preferred Stock:
     The Company has issued and outstanding 3,677 shares of Series A Preferred Stock, (“Preferred Stock”) $.01 par value, with a face value of $3,677,000, which had no determinable market value as of March 31, 2007. Effective March 31, 2002, the previously existing conversion feature of the Preferred Stock expired. Effective March 31, 2001, dividends are no longer accrued on these shares. These shares bear a liquidation preference equal to their face value.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     On October 7, 2003, in connection with a consulting arrangement, the Company granted 50,000 warrants with an exercise price of $5.00 per share. These warrants were valued using the Black-Scholes option valuation model, which resulted in $90,500 being charged to earnings during fiscal 2004. As of March 31, 2007, these warrants had not been exercised.
     On August 1, 2004, in connection with a consulting agreement, the Company granted 50,000 warrants with immediate vesting and an exercise price of $3.00 per share with an expiration date of August 2009. These warrants were valued using the Black-Scholes valuation model, which resulted in $88,500 being charged to earnings during the fiscal year ended March 31, 2005. As of March 31, 2007, these warrants had not been exercised.
NOTE 11 — NET EARNINGS PER SHARE:
     The following table sets forth the computation of basic and diluted earnings per share for the years ended March 31, 2007, March 31, 2006, and March 31, 2005:

	(In thousands, except per share amount)
	2007	2006	2005
Numerator:
Net earnings from continuing operations for basic and diluted earnings per share	$3,458	$3,712	$5,113

Denominator:
Denominator for basic earnings per share – weighted average shares	27,087	27,079	26,991
Effect of dilutive securities:
Options and warrants	40	93	273

Denominator for diluted earnings per share – weighted average shares and assumed conversions	27,127	27,172	27,264

Earnings from continuing operations
Basic and diluted earnings per share	$.13	$.13	$.19

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     For the year ended March 31, 2005, 50,000 shares attributable to outstanding stock warrants were excluded from the calculation of diluted earnings per share because the exercise price of the stock warrants exceeded the average price of the common shares, and therefore their inclusion would have been antidilutive. For the year ended March 31, 2006, 350,000 shares attributable to outstanding stock options and 50,000 shares attributable to outstanding stock warrants were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants exceeded the average price of the common shares, and therefore their inclusion would have been antidilutive. For the year ended March 31, 2007, 200,000 shares attributable to outstanding stock options and 50,000 shares attributable to outstanding stock warrants were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants exceeded the average price of the common shares, and therefore their inclusion would have been antidilutive.
NOTE 12 — LICENSE AGREEMENTS:
     The Company has several license agreements that allow licensees to use its trademarks for the manufacture and/or the sale of consumer electronics and other products and are referred to as outbound licenses. These license agreements (i) allow the licensee to use the Company’s trademarks for a specific product category, or for sale within specific geographic areas, or for sales to a specific customer base, or any combination of the above, or any other category that might be defined in the license agreement, (ii) may be subject to renewal at the initial expiration of the agreements and are governed by the laws of the United States and (iii) have expiration dates ranging from March 2007 through September 2021. License revenues recognized and earned in fiscal 2007, 2006, and 2005, including the amounts described in the next paragraph, were approximately $6,645,000, $7,674,000, and $10,804,000, respectively. The Company records licensing revenues as earned over the term of the related agreements.
     Effective January 1, 2001, the Company entered into a license agreement (“Video License Agreement”) with Funai Corporation, Inc. (“Funai”), which was subsequently amended, with the latest amendment extending the Video License Agreement to December 31, 2010. The Video License Agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the “” trademark to customers in the U.S., and Canadian markets. Under the terms of the agreement, Emerson will receive non-refundable minimum annual royalty payments of $4.3 million each calendar year and a license fee on sales of product subject to the Video License Agreement in excess of the minimum annual royalties. During fiscal 2007, 2006 and 2005, revenues of $4,391,000, $5,320,000 and $8,555,000 respectively, were recorded under this agreement.
     In October 2006, we entered into an agreement, to grant to APH a 15 year exclusive license to distribute in the United States, Mexico and Canada flat panel liquid crystal displays and accessories under the Company’s H.H. Scott brand sourced exclusively through Capetronic Display Limited. The royalty rate is .625% of the actual aggregate purchase value of the products purchased by APH from Emerson, subject to minimum royalties of $825,000 in each of the years 6 to 10 and $907,500 in each of the years 11 to 15. APH paid Emerson $110,448 in royalties during the fiscal year ended March 31, 2007.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 13— LEGAL PROCEEDINGS:
     The Company is not currently a party to any legal proceedings other than litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.
NOTE 14 —BUSINESS SEGMENT INFORMATION AND MAJOR CUSTOMERS:
     Operations for the Company are summarized below by geographic area (in thousands):

	Year Ended March 31, 2007
	U.S.	Foreign	Consolidated

Sales to external customers	$277,146	$7,020	$284,166

Income (loss) before income taxes	$7,846	$(709)	$7,137

Identifiable assets	$70,886	$28,522	$99,408

	Year Ended March 31, 2006
	U.S.	Foreign	Consolidated

Sales to external customers	$224,983	$8,860	$233,843

Income (loss) before income taxes	$3,779	$(395)	$3,384

Identifiable assets	$80,072	$12,430	$92,502

	Year Ended March 31, 2005
	U.S.	Foreign	Consolidated

Sales to external customers	$226,551	$4,232	$230,783

Income (loss) before income taxes	$8,317	$(221)	$8,096

Identifiable assets	$74,779	$11,832	$86,611

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Identifiable assets are those assets used in operations in each geographic area. For fiscal 2007, foreign identifiable assets include a promissory note in the principal amount of $23.5 million issued by several wholly-owned subsidiaries of Grande in favor of the Company and guaranteed by Grande — see Note 3 “Related Party Transactions”. In addition to operating assets, at March 31, 2007, 2006, and 2005, there were non-operating assets of $8,644,000, $8,714,000 and $8,798,000, respectively, located in foreign countries.
     The Company’s net sales to one customer aggregated approximately 30%, 37% and 41% of net revenues for the years ended March 31, 2007, 2006, and 2005, respectively. The Company’s net sales to another customer aggregated 21%, 17%, and 16% for the years ended March 31, 2007, 2006, and 2005, respectively. The Company’s net sales to a third customer aggregated 6%, 10%, and 9% for the years ended March 31, 2007, 2006 and 2005. The trade accounts receivable balance for these three customers, net of specific reserves, approximated 53%, 6% and 6% of consolidated trade accounts receivable as of March 31, 2007, respectively, and approximated 55%, 7% and 7% of consolidated trade accounts receivable as of March 31, 2006, respectively. The Company has policies and procedures to limit its credit risk related to these and other customers.
NOTE 15 — QUARTERLY INFORMATION (UNAUDITED):
     The following table sets forth certain information regarding the Company’s results of operations for each full quarter within the fiscal years ended March 31, 2007 and March 31, 2006, with amounts in thousands, except for per share data. Due to rounding, quarterly amounts may not fully sum to yearly amounts.

	Fiscal 2007				Fiscal 2006
	1st Qrt	2nd Qrt	3rd Qrt	4th Qrt	1st Qrt	2nd Qrt	3rd Qrt	4th Qrt

Consolidated Statement Of Operations
Net revenues	$55,241	$99,588	$89,339	$40,231	$38,647	$77,576	$76,514	$41,106

Operating income (loss)	490	5,914	6,032	(5,245)	613	2,356	2,458	(1,258)

Income (loss) before Income taxes	595	5,702	5,575	(4,735)	206	2,157	2,088	(1,067)

Income (loss) from continuing operations	581	3,804	3,695	(4,622)	144	1,274	1,395	899
Income (loss) from discontinued operations	—	—	—	—	272	12,646	—	—

Net income (loss)	$581	$3,804	$3,695	$(4,622)	$416	$13,920	$1,395	$899

Basic net income (loss) per share :
Continuing operations	$.02	$.14	$.14	$(.17)	$.01	$.05	$.05	$.02
Discontinued operations	—	—	—	—	.01	.47	—	—

	$.02	$.14	$.14	$(.17)	$.02	$.52	$.05	$.02

Diluted net income (loss) per share:
Continuing operations	$.02	$.14	$.14	$(.17)	$.01	$.05	$.05	$.02

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Fiscal 2007				Fiscal 2006
	1st Qrt	2nd Qrt	3rd Qrt	4th Qrt	1st Qrt	2nd Qrt	3rd Qrt	4th Qrt

Discontinued operations	—	—	—	—	.01	.47	—	—

	$.02	$.14	$.14	$(.17)	$.02	$.52	$.05	$.02

Weighted average shares
Outstanding – basic	27,065	27,077	27,097	27,110	27,172	27,048	27,048	27,048
Outstanding – diluted	27,140	27,106	27,117	27,110	27,226	27,177	27,154	27,131
NOTE 16 – DISCONTINUED OPERATIONS:
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

	2006	2005
Discontinued Operations (SSG)

Net revenues	$23,218	$89,921

Operating income	610	1,861

Gain on sale of SSG, net of tax	12,646	—

Net income	$12,918	$792

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     As previously reported in a Form 8-K dated May 23, 2006, on May 17, 2006, we retained the services of Moore Stephens, P.C. as our independent auditors to replace our former independent auditors, BDO Seidman, LLP. This engagement and replacement was approved by our Audit Committee. During fiscal years ended March 31, 2005 and March 31, 2006, and any subsequent interim period prior to May 17, 2006, we did not consult with Moore Stephens, P.C. regarding any matters noted in Items 304(a) of Regulation S-K.
     There have been no “disagreements” within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any events of the type listed in Item 304(a)(1)(v)(A) through (D) of Regulation S-K, involving BDO Seidman that occurred within the two most recent fiscal years and the interim period prior to May 17, 2006. BDO Seidman’s report on our financial statements for the fiscal years ended March 31, 2004 and 2005 did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.
     We provided BDO Seidman with a copy of the disclosures made pursuant to the Form 8-K (which disclosures are consistent with the disclosures noted above) and BDO Seidman furnished us with a letter addressed to the SEC stating that it agreed with the statements made by us in the Form 8-K filing, a copy of which was filed as an exhibit to the Form 8-K.
Item 9A. CONTROLS AND PROCEDURES
(a) Disclosure controls and procedures.
During fiscal 2007, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
Based on their evaluation as of March 31, 2007, our principal executive officer and principal financial officer have concluded that, for the reasons set forth below under “Changes In Internal Control Over Financial Reporting”; our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
The process begins with a monthly sales meeting in the United States chaired by the President of Sales and attended by sales, treasury, sales planning and production scheduling personnel. At this meeting, sales projections, pipeline and forecasts for all customers and for all models are reviewed and the foundation for the Monthly Buy Package is established. Subsequent to the monthly sales meeting, a Monthly Buy Package is developed, including a schedule of production needs by month, model and quantity. This package is forwarded to the Director of Sales and the Director of the Corporate Treasury and, when approved, forwarded to the Macao office.
Experienced personnel in Macao then review and combine all buy packages received and schedule letters of credit and on-account buys with manufacturers covering production for the month necessary to fill outstanding orders and the likely needs of customers on a timely basis. The report from Macao is then sent for final approval to the Director of the Corporate Treasury and the Treasurer. This system of internal controls provides that no letter of credit may be authorized for issuance and no open account production is permitted to begin until this final approval is received.
Once approved by Treasury, the package is sent back to the Macao office for execution of the buy transactions. Orders are placed and letters of credit are issued as needed. The Macao office produces and forwards to the Treasury and Finance Departments a Daily Activity Report which includes, among other things, letter of credit number, dollar amount, model number, manufacturer and quantity produced. All information on the Daily Activity Report should be able to be traced back to and tie in with the original approved Buy Package. This information becomes the basis on which Emerson’s cash and credit line are managed on a daily basis.
Emerson’s primary domestic bank is notified of each letter of credit presented for payment and, when paid, the applicable item is removed from the Daily Activity Report. In summary, this system, which was developed over many years, was intended to ensure that every major function within the firm participates at every stage of the purchase, sale and finance process and that there centralized and continuing monitoring of the Company’s liquidity position.

In two recent transactions described in the third, fourth, fifth, sixth, seventh and eighth paragraphs of Note 3 (Related Party Transactions) our financial statements included in this report on Form 10-K, Emerson’s internal control process was bypassed. In the transaction involving the 42” plasma televisions, purchase orders were issued, letters of credit were authorized and funds were advanced as a deposit with Capetronic, an affiliate of Grande, with only minimal involvement from the Treasury, Sales or Finance Departments under Emerson’s system of internal control. In addition, the distributor to which Emerson sold the television sets remitted approximately 25% of the monies due to Capetronic rather than to Emerson which then received the funds at a later time. Documentation of the entire transaction was also deficient.
The same infirmities (other than the payment by the distributor to Capetronic rather than Emerson) are present in the transactions involving the H.H. Scott LCD sets. In addition, there is virtually no documentation available to Emerson setting forth its participation in the transactions beyond the detail information set forth in the issued Letters of Credit. However, the available information shows that some of the Company’s credit was utilized to fund transactions for the benefit of Grande affiliates and in which Emerson then had no financial interest whatsoever.
As described under Note 3 to our financial statements, during the quarter ended December 31, 2006, we and affiliates of Grande entered into a number of related party transactions that resulted in loans and letters of credit under our credit facility being issued for the benefit of affiliates of Grande. These loans were (i) subject to a repayment schedule that commenced on April 1, 2007 and ended on June 3, 2007 as set forth in the Note and (ii) guaranteed by Grande. All obligations under the Note were satisfied by June 3, 2007. The Company’s Audit Committee conducted an initial review of these transactions and concluded that these financing transactions (i) were not made on substantially the same terms, including interest rates and collateral and return on investment, as those prevailing at the time for comparable transactions with unrelated persons, and (ii) involved more than the normal risk of collectibility. In addition, the review of the transactions revealed material weaknesses in the Company’s internal controls. The deficiencies that were uncovered related to (i) one or more senior managers failing to follow the Company’s existing internal controls over purchases and sales of inventory and utilization of the Company’s credit facilities and (ii) the lack of documentation related to such related party transactions. These events have also raised concerns about the Company’s overall control environment. Although such events may not result in any adjustment to the Company’s financial statements, such events reflect material weaknesses with respect to the Company internal controls.
The Company’s Audit Committee is continuing its independent review into certain related party transactions entered into by the Company, including its subsidiaries, with affiliates of Grande from December 2005 to the present, and internal controls related to such transactions.
As part of the Company’s remedial actions, on February 20, 2007, the Board of Directors appointed a committee of the Board of Directors comprised of Adrian Ma, the Company’s Chief Executive Officer, Greenfield Pitts, the Company’s Chief Financial Officer, Michael A.B. Binney, the Company’s President — International Operations, and Eduard Will, the Company’s President — North American Operations, to internally review and approve all related party transactions in an amount in excess of $500,000. Following review and approval by this newly formed committee, all such related party transactions are required to be reviewed and approved by the Company’s Audit Committee.
Except as set forth above, there have been no changes in the our internal controls over financial reporting that occurred during its last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. OTHER INFORMATION
     None

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS
          The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2007.
Item 11. EXECUTIVE COMPENSATION
          The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2007.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2007.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2007.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2007.
PART IV
     Item 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
(a)	Financial Statements and Schedules. See Item 8

(b)	Exhibits

Exhibit Number
3.1	Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

3.4	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit (3) (b) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

3.5	Amendment dated February 14, 1996 to the Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.6	By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (e) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

3.7	Amendment dated November 28, 1995 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

10.12	License Agreement effective as of January 1, 2001 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10) (z) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.12.1	First Amendment to License Agreement dated February 19, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.1) of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2002).

10.12.2	Second Amendment to License Agreement effective August 1, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.2) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.12.3	Third Amendment to License Agreement effective February 18, 2004 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit 10.12.3 of Emerson’s Annual Report on Form 10-K for the year ending March 31, 2004)

10.12.4	Fourth Amendment to License Agreement effective December 3, 2004 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit (10.12.4) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

Exhibit Number
10.12.5	Fifth Amendment to License Agreement effective May 18, 2005 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit (10.12.5) of Emerson’s Annual Report on Form 10-K for the year ending March 31, 2005)

10.12.7	Seventh Amendment to License Agreement effective December 22, 2005 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit 10.1 of Emerson’s Current Report on Form 8-K filed on December 28, 2005)

10.13	Second Lease Modification dated as of May 15, 1998 between Hartz Mountain, Parsippany and Emerson (incorporated by reference to Exhibit (10) (v) of Emerson’s Annual Report on Form 10-K for the year ended April 3, 1998).

10.13.1	Third Lease Modification made the 26 day of October, 1998 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended October 2, 1998).

10.13.2	Fourth Lease Modification made the 12th day of February, 2003 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10.13.2) of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.13.4	Fifth Lease Modification Agreement made the 2nd day of December, 2004 between Hartz Mountain Industries, Inc. and Emerson (incorporated by reference to Exhibit (10.13.3) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.13.3	Lease Agreement dated as of October 8, 2004 between Sealy TA Texas, L.P., a Georgia limited partnership, and Emerson Radio Corp. (incorporated by reference to Exhibit (10.13.3) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.13.5	Lease Agreement (Single Tenant) between Ontario Warehouse I, Inc., a Florida corporation, as Landlord, and Emerson Radio Corp., a Delaware corporation, as Tenant, effective as of December 6, 2005 (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on January 4, 2006).

10.13.6	Letter agreement, dated November 28, 2005, between Emerson Radio Corp. and The Grande Group (hong Kong) limited regarding lease of office space.

10.13.7	Letter agreement, dated November 28, 2005, between Emerson Radio Corp. and The Grande Group (hong Kong) limited regarding management services for office space.

10.14.1	Purchasing Agreement, dated March 5, 1999, between AFG-Elektronik GmbH and Emerson Radio International Ltd. (incorporated by reference to Exhibit (10) (aa) of Emerson’s Annual Report on Form 10-K for the year ended April 2, 1999).

Exhibit Number
10.18.1	Emerson Radio Corp. 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 1 of Emerson’s 2004 Proxy Statement).

10.18.2	Emerson Radio Corp. 2004 Non-Employee Outside Director Stock Option Plan (incorporated by reference to Exhibit 2 of Emerson’s 2004 Proxy Statement).

10.26	Employment Agreement between Emerson Radio Corp. and John J. Raab, effective as of September 1, 2001 (incorporated by reference to Exhibit 10.26 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.26.4	Employment Agreement extension letter between Emerson Radio Corp. and John J. Raab effective as of September 1, 2004 (incorporated by reference to Exhibit 10.26.4 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.26.5	Agreement between Emerson Radio and Guy A. Paglinco, dated March 23, 2006 (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on March 29, 2006).

10.27.5	Loan and Security Agreement dated as of December 23, 2005, among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd., and Emerson Radio International Ltd. (as Borrowers) and Wachovia Bank, National Association.(incorporated by reference to Exhibit 10.2 of Emerson’s Form 8-K dated December 28, 2005).

10.28	Common Stock Purchase Warrant Agreement entered into on August 1, 2002 by and between Emerson Radio Corp. and Further Lane Asset Management LP (incorporated by reference to Exhibit 10.28 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.28.1	Form of Common Stock Warrant Agreement entered into on October 7, 2003 by and between Emerson Radio Corp. and Ladenburg Thalmann & Co., Inc. (incorporated by reference to Exhibit 10.28.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.28.2	Common Stock Purchase Warrant Agreement entered into on August 1, 2004 by and between Emerson Radio Corp. and EPOCH Financial Services, Inc. (incorporated by reference to Exhibit 10.28.2 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.28.3	Stock Purchase Agreement among Emerson Radio Corp., Collegiate Pacific Inc. and Emerson Radio (Hong Kong) Limited dated July 1,2005 (incorporated by reference to Exhibit 2.1 to Emerson’s Current Report on Form 8-K filed on July 8, 2005).

Exhibit Number
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2004).

16.1	Letter of BDO, dated as of March 13, 2006, to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 of Emerson’s Current Report on Form 8-K filed on March 13, 2006).

21.1	Subsidiaries of the Company as of March 31, 2007. *

23.1	Consent of Independent Registered Public Accounting Firm – Moore Stephens, P.C.*

23.2	Consent of Independent Registered Public Accounting Firm – BDO Seidman, LLP.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERSON RADIO CORP.
By:	/s/ Adrian Ma
Adrian Ma
Chief Executive Officer

Dated: June 29, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher Ho Christopher Ho	Chairman of the Board	June 29, 2007

/s/ Adrian Ma Adrian Ma	Chief Executive Officer (Principal Executive Officer)	June 29, 2007

/s/ Greenfield Pitts Greenfield Pitts	Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2007

/s/ Michael A. B. Binney Michael A. B. Binney	Director	June 29, 2007

/s/ Peter G. Bünger Peter G. Bünger	Director	June 29, 2007

/s/ W. Michael Driscoll W. Michael Driscoll	Director	June 29, 2007

/s/ Jerome H. Farnum Jerome H. Farnum	Director	June 29, 2007

/s/ Norbert R. Wirsching Norbert R. Wirsching	Director	June 29, 2007

/s/ Eduard Will Eduard Will	President, North American Operations and Director	June 29, 2007

EMERSON RADIO CORP. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Column A	Column B	Column C	Column D		Column E
	Balance at	Charged to			Balance
	Beginning	Costs and			at end of
Description	of year	Expenses	Deductions		year (B)
Allowance for doubtful accounts:
Year ended:
March 31, 2007	$727	$1,184	$847	(A)	$1,064
March 31, 2006	179	591	43	(A)	727
March 31, 2005	328	—	149	(A)	179

Allowance for chargebacks:
Year ended:
March 31, 2007	$406	$5	$—		$411
March 31, 2006	330	76	—		406
March 31, 2005	326	4	—		330

Sales Return reserves:
Year ended:
March 31, 2007	$5,217	$11,424	$13,354		$3,287
March 31, 2006	5,190	16,953	16,926		5,217
March 31, 2005	4,893	16,591	16,294		5,190

(A) Accounts written off, net of recoveries.
(B) Sales return reserves amounts include related accrued sales returns of $1,189,000, $1,580,000 and $1,919,000, for fiscal 2007, 2006 and 2005, respectively, which are not presented as part of the accounts receivable disclosed as “allowances” on the Consolidated Balance Sheets.