Form 10-K/A
period 2007-03-31
EMERSON RADIO CORP
filed 2007-07-31
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer           ☐ Accelerated filer            ☑ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☑ NO.
Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 29, 2006 (computed by reference to the last reported sale price of the Common Stock on the American Stock Exchange on such date): $40,622,605.
Number of Common Shares outstanding at July 27, 2007: 27,129,832.
DOCUMENTS INCORPORATED BY REFERENCE: None

     The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “10-K”): PART III, Items 10 — 14 and PART IV, Item 15 of the 10-K are amended by the inclusion of such items herein.
PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS
Executive Officers and Directors
     The following table sets forth certain information regarding the current directors of Emerson Radio Corp. (“Emerson,” “us” or the “Company”).

		Year
		First
		Became
Name	Age	Director	Principal Occupation or Employment
Christopher Ho	57	2006	Christopher Ho has served as our Chairman since July 2006. Mr. Ho is presently the Chairman of The Grande Holdings Limited (“Grande Holdings”), a Hong Kong based group of companies engaged in a number of businesses including the manufacture, sale and distribution of audio, video and other consumer electronics and video products. Grande Holdings is currently the holder of approximately 50.8% of our outstanding shares of common stock. Christopher Ho graduated with a Bachelor of Commerce degree from the University of Toronto in 1974. He is a member of the Canadian Institute of Chartered Accountants as well as a member of the Institute of Management Accountants of Canada. He is also a certified public accountant (Hong Kong) and a member of the Hong Kong Society of Accountants. He was a partner in international accounting firms before joining Grande Holdings and has extensive experience in corporate finance, international trade and manufacturing.

Adrian Ma	63	2006	Adrian Ma has served as our Chief Executive Officer since March 30, 2006 and served as our Chairman from March 30, 2006 through July 26, 2006. Mr. Ma continues to serve as a Director. Mr. Ma is presently a director of Grande Holdings. Mr. Ma has served as a director of Grande Holdings since January 15, 1999 and has more than 30 years experience as an Executive Chairman, Executive Director and Managing Director of various organizations focused primarily in the consumer electronics industry. Mr. Ma is also Director of Lafe Technology Ltd., Vice Chairman and Managing Director of Ross Group Inc. and Deputy Chairman of Sansui Electronics Co., Ltd.

		Year
		First
		Became
Name	Age	Director	Principal Occupation or Employment
Greenfield Pitts	57	2006	Greenfield Pitts has served as our Chief Financial Officer since February 2007 and a director since March 2006. Mr. Pitts has served as our Chief Financial Officer since February 2007 and as a Director since March 2006. Mr. Pitts has a 30-year background in international banking and was associated with Wachovia Bank, our present lender, for more than 25 years, with assignments in London, Atlanta and Hong Kong. In the past nine years he was in Hong Kong managing a joint venture between Wachovia and HSBC, then in Corporate Finance for Wachovia Securities.

Michael A.B. Binney	47	2005	Michael A.B. Binney has served as our Acting Group Controller since February 2007, President-International Sales since July 2006 and as a Director since December 2005. He is a fellow member of the Institute of Chartered Accountants in England and Wales and a fellow member of the Hong Kong Institute of Certified Public Accountants. He was a professional accountant for several years before joining the computer and electronics industry. He is currently also an Executive Director of Grande Holdings, a company listed on the Stock Exchange of Hong Kong as well as several other public companies in Malaysia, Japan, Singapore and the United Kingdom.

Eduard Will	65	2006	Eduard Will has served as our President-North American Operations since July 2006 and a Director since January 2006. Prior to becoming President-North American Operations, Mr. Will served as the Chairman of our Audit Committee from January 2006 through July 2006. Mr. Will has more than 37 years experience as a merchant banker, senior advisor and director of various public and private companies. Presently, Mr. Will is serving on the Board of Directors or acting as Senior Adviser to: KoolConnect Technologies Inc.; Wasatch Photonics Inc.; Ithaca Technologies, LLC; T&W Electronics Co.; Darby Overseas Investments, Ltd. and Integrated Data Corporation.

Peter G. Bünger	66	1992	Since 1990, a consultant with Savarina AG, an entity engaged in the business of portfolio management monitoring in Zurich, Switzerland; since October 1992, a Director of Savarina AG; from 2002 to September 2006, an independent consultant for Emerson’s manufacturing efforts in Europe; and from December 1996 through July 2005, a Director of Sport Supply Group, Inc. (“SSG”), which is quoted on the over the counter bulletin board (OTC: SSPY). Following the sale of Emerson’s issued and outstanding shares of common stock of SSG

		Year
		First
		Became
Name	Age	Director	Principal Occupation or Employment
Peter G. Bünger (cont.)			(approximately 53.2% ownership) in July 2005, Mr. Bünger resigned as a Director of SSG.

W. Michael Driscoll (1)	61	2006	W. Michael Driscoll has served as a Director since March 2006. Mr. Driscoll has more than 36 years experience as a director and executive officer of various public and private companies. Presently, Mr. Driscoll is CEO of Ithaca Technologies, LLC and serves on the Boards of Directors of IPC Corporation Ltd., Singapore, and Music Gear Incorporated, USA. Mr. Driscoll has also served as the Chairman of the Board of ThinSoft (Holdings) Ltd., Hong Kong and President and Chief Executive Officer of Dazzle Multimedia Corporation, Smith Corona Corporation, Austin Computer Systems, Inc. and Technology Applications, Ltd., Thailand.

Jerome H. Farnum (1)	71	1992	Jerome H. Farnum has served as a Director since July 1992. Since July 1994, Mr. Farnum has been an independent consultant. For at least five years prior to July 1994, Mr. Farnum was a senior executive (in charge of legal and tax affairs, accounting, asset and investment management, foreign exchange relations and financial affairs) with several entities comprising the Fidenas group of companies, whose activities encompassed merchant banking, investment banking, investment management and corporate development.

Norbert R. Wirsching (1)	70	2006	Norbert R. Wirsching has served as a Director since July 2006. Mr. Wirsching is a consumer electronics industry veteran of 45 years. He has managed international public and private companies including; Director and CEO of Capetronic Group Ltd. Global, CEO of Polly Peck International PLC, Electronics Division, and Director of Polly Peck International PLC, London, Director Sansui Electric Company Ltd., Tokyo, Director of BSR International, Hong Kong/London and Chairman of BSR USA. Since retiring from the Capetronic Group Ltd. in 1994, he serves as principal of N.R. Wirsching Enterprise, a consulting firm focussing on international public and private companies, as well as merger and acquisition services. He is involved in numerous philanthropic organizations and currently serves as Trustee of Wooster School, an independent private school in Connecticut.

(1)	Member of the Audit Committee

Board of Directors and Committees
     Our business is managed under the direction of our Board of Directors. The Board of Directors meets periodically during our fiscal year to review significant developments affecting Emerson and to act on matters requiring Board of Director approval. The Board of Directors held 10 formal meetings during the fiscal year ended March 31, 2007 (“Fiscal 2007”) and also acted by unanimous written consent. During Fiscal 2007, each member of the Board of Directors participated in at least 75% of the aggregate of all meetings of the Board of Directors and the aggregate of all meetings of committees on which such member served, that were held during the period in which such director served during Fiscal 2007.
     During the period from the beginning of Fiscal 2007 until July 2006, the Board of Directors had three standing committees, the Audit Committee, the Compensation and Personnel Committee and the Nominating Committee. As of July 27, 2007, Grande Holdings beneficially owned an aggregate of 13,780,600 shares of our common stock, which represents approximately 50.8% of the shares of common stock currently outstanding. Accordingly, Emerson is a “controlled company,” as such term is defined in Section 801(a) of The American Stock Exchange Company Guide (the “Company Guide”). As a “controlled company,” Emerson is not required to comply with Sections 802(a), 804 or 805 of the Company Guide relating to independent directors, Board nominations and executive compensation, respectively.
     Under Section 802(a) of the Company Guide, we are exempt from the requirement that at least a majority of the directors on our Board of Directors be independent directors as defined in Section 121A of the Company Guide because we are a “controlled company,” as such term is defined in Section 801(a) of the Company Guide, and we do not maintain a board of directors comprised of a majority of independent directors that meet the definition of independence as set forth in the American Stock Exchange and SEC rules. Four of our nine current directors meet the definition of independence as established by the American Stock Exchange and SEC rules. As a result of its status as a “controlled company,” since July 2006, the Board of Directors has had only one standing committee, the Audit Committee. The functions of the Compensation and Personnel Committee and the Nominating Committee during the period from the beginning of Fiscal 2007 until July 2006, and the functions of the Audit Committee during Fiscal 2007 are described below. No member of any of any of such committees was an employee of Emerson while serving on such committee.
     The Board of Directors is responsible for the management and direction of Emerson and for establishing broad corporate policies. It has initiated actions consistent with the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission (the “SEC”) and the American Stock Exchange. The Board of Directors has determined that from the beginning of Fiscal 2007 through July 26, 2006, Messrs. Bünger, Driscoll, Farnum, Pitts and Will satisfied the independence standards of the American Stock Exchange and the SEC’s Rule 10A-3. The Board of Directors has determined that Messrs. Bünger, Driscoll, Farnum and Wirsching currently satisfy all such definitions of independence. The Board of Directors has also determined that during the period from the beginning of Fiscal 2007 through July 26, 2006, Eduard Will constituted our “audit committee financial expert,” as such term is defined by the SEC. As a result of the appointment of Mr. Will as our President-North American Operations in July 2006, the Board of Directors has determined that Mr. Driscoll currently constitutes our “audit committee financial expert” as such term is defined by the SEC. Emerson has a policy of encouraging, but not requiring, its Board members to attend annual meetings of stockholders. Last year, each of our directors, at such time, attended the annual meeting of stockholders.
     Audit Committee. Our Audit Committee is presently comprised of Messrs. Driscoll (Chairman), Farnum and Wirsching. The Audit Committee is empowered by the Board of Directors to, among other things: (i) serve as an independent and objective party to monitor our financial reporting process, internal control system and disclosure control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) assume direct responsibility for the appointment, compensation, retention and oversight of the work of the outside auditors and for the resolution of disputes between the outside auditors and our management regarding financial reporting issues; and (iv) provide the opportunity for direct communication among the independent accountants, financial and senior management and the Board of Directors. During Fiscal 2007, the Audit Committee performed its duties under a written charter approved by the Board of Directors and formally met ten (10) times. A copy of our Audit Committee Charter is posted on our website: www.emersonradio.com on the Investor Relations page.
     Compensation and Personnel Committee. The Compensation and Personnel Committee was comprised of Messrs. Bünger and Farnum and (i) made recommendations to the Board of Directors concerning remuneration arrangements for senior executive management; (ii) administered our stock option plans and (iii) made such reports and recommendations, from time to time, to the Board of Directors upon such matters as the Compensation and Personnel Committee may deem appropriate or as may be requested by the Board of Directors. The Compensation and Personnel Committee did not formally meet during Fiscal 2007. Under Section 805 of the Company Guide, we are exempt from the requirement to have the compensation of our executives determined by a compensation committee comprised solely of independent directors or by a majority of the board’s independent directors because we are a “controlled company,” as such term is defined in Section 801(a) of the Company Guide. As a result, in July 2006, we disbanded the Compensation and Personnel Committee.
     Nominating Committee. The Nominating Committee was comprised of Messrs. Bünger and Farnum and was empowered by the Board of Directors to, among other functions: (i) recommend to the Board of Directors qualified individuals to serve on our Board of Directors and (ii) identify the manner in which the Nominating Committee evaluates nominees recommended for the Board of Directors. Our Nominating Committee did not formally meet during Fiscal 2007. Under Section 804 of the Company Guide, we are exempt from the requirement to have director nominees selected by a nominating committee comprised entirely of independent directors or by a majority of the independent directors because we are a “controlled company,” as such term is defined in Section 801(a) of the Company Guide. As a result, in July 2006, we disbanded the Nominating Committee and the full Board of Directors will participate in the consideration of director nominees in the future.

Codes of Ethics
     We have adopted a Code of Ethics for Senior Financial Officers (“Code of Ethics”) that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller and Treasurer. This Code of Ethics was established with the intention of focusing Senior Financial Officers on areas of ethical risk, providing guidance to help them recognize and deal with ethical issues, providing mechanisms to report unethical conduct, fostering a culture of honesty and accountability, deterring wrongdoing and promoting fair and accurate disclosure and financial reporting.
     We have also adopted a Code of Conduct for Officers, Directors and Employees of Emerson Radio Corp. and Its Subsidiaries (“Code of Conduct”). We prepared this Code of Conduct to help all officers, directors and employees understand and comply with our policies and procedures. Overall, the purpose of our Code of Conduct is to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; (iii) compliance with applicable governmental laws, rules and regulations; (iv) prompt internal reporting of code violations to an appropriate person or persons identified in this Code of Conduct; and (v) accountability for adherence to the Code of Conduct.
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
Officers
     The following table sets forth certain information regarding the current executive officers of Emerson:

			Fiscal Year
Name	Age	Position	Became Officer
Christopher Ho	57	Chairman	2006
Adrian Ma	63	Chief Executive Officer and Director	2006
Greenfield Pitts	57	Chief Financial Officer and Director	2007
Michael A.B. Binney	47	President-International Sales, Acting Group Controller and Director	2005
Eduard Will	65	President-North American Operations and Director	2006
John J. Raab	71	Senior Executive Vice President and Chief Operating Officer	1995
Christopher Ho has served as our Chairman since July 2006. See Mr. Ho’s biographical information above.

Adrian Ma has served as our Chief Executive Officer since March 30, 2006 and served as our Chairman from March 30, 2006 through July 26, 2006. Mr. Ma continues to serve as a director. See Mr. Ma’s biographical information above.
Greenfield Pitts has served as our Chief Financial Officer since February 2007 and a director since March 2006. See Mr. Pitts’ biographical information above.
Michael A.B. Binney has served as our President-International Sales since July 2006 and as a Director since December 2005. See Mr. Binney’s biographical information above.
Eduard Will has served as our President-North American Operations since July 2006 and a Director since January 2006. See Mr. Will’s biographical information above.
John J. Raab has served as Chief Operating Officer and Senior Executive Vice President-International since May 2003, Executive Vice President-International from June 2000 to May 2003, Senior Vice President-International from October 1997 to June 2000 and Senior Vice President-Operations from October 1995 to October 1997.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, officers, and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the Securities and Exchange Commission and the American Stock Exchange. All reporting persons are required to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a) of the Exchange Act.
     Based solely on our review of the copies of such forms received by us, the following reports were not filed on a timely basis during Fiscal 2007: Grande Holdings, Ltd., a beneficial owner or more than 10% of our outstanding shares of common stock, filed late nine Form 4’s with respect to nine transactions pursuant to which Grande Holdings, Ltd. purchased shares of our common stock during the period from April 13, 2006 through August 8, 2006; and John Florian, our former Principal Accounting Officer and Principal Financial Officer, filed late a Form 3 reporting that he became a “reporting person” within the meaning of Section 16(a) of the Exchange Act on June 6, 2006. Mr. Florian ceased to serve as our Principal Accounting Officer and Principal Financial Officer upon Mr. Pitts’ appointment as our Chief Financial Officer on February 19, 2007.
ITEM 11 — EXECUTIVE COMPENSATION AND OTHER INFORMATION
Compensation Committee Report
     Under the rules of the Securities and Exchange Commission, this report is not deemed to be incorporated by reference by any general statement incorporating this Annual Report on Form 10-K by reference into any filings with the Securities and Exchange Commission.

     Our entire Board of Directors performs equivalent functions of a compensation committee since we are a “controlled company” and do not have a compensation committee. The Board of Directors has reviewed and discussed with management the following Compensation Discussion and Analysis. Based on such review and discussions, the Board of Directors recommends that the following Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Submitted by the Board of Directors
Christopher Ho
Adrian Ma
Greenfield Pitts
Michael A. B. Binney
Eduard Will
Peter G. Bünger
W. Michael Driscoll
Jerome H. Farnum
Norbert R. Wirsching
Compensation Discussion and Analysis
Introduction
     This discussion presents the principles underlying our executive officer compensation program. Our goal in this discussion is to provide the reasons why we award compensation as we do and to place in perspective the data presented in the tables that follow this discussion. The focus is primarily on compensation of our executive compensation for the fiscal year ended March 31, 2007, but some historical and forward-looking information is also provided to put such year’s compensation information in context. The information presented herein relates to Christopher Ho, our Chairman, Adrian Ma, our Chief Executive Officer, Greenfield Pitts, our Chief Financial Officer and our three other most highly compensated executive officers, who are sometimes referred to in this Annual Report on Form 10-K as our “named executive officers.” Mr. Ho and Mr. Ma, however, did not receive any salary or other compensation from us in Fiscal 2007.
Compensation Philosophy and Objectives
     We attempt to apply a consistent philosophy to compensation for all employees, including senior management. This philosophy is based on the premises that our success is dependent upon the efforts of each employee and that a cooperative, team-oriented environment is an essential part of our culture.
     Our compensation programs for our named executive officers are designed to achieve a variety of goals, including:
•	attracting and retaining talented and experienced executives;

•	motivating and rewarding executives whose knowledge, skills and performance are critical to our success;

•	aligning the interests of our executives and stockholders by motivating executives to increase stockholder value in a sustained manner; and

•	provide a competitive compensation package which rewards achievement of our goals.
Elements of Executive Officer Compensation
     Overview. Total compensation paid to our executive officers is influenced significantly by the need to attract and retain management employees with a high level of expertise and to motivate and retain key executives for our long-term success. Some of the components of compensation, such as salary, are generally fixed and do not vary based on our financial and other performance. Some components, such as bonus, stock options and stock award grants, are discretionary and are dependent upon the achievement of certain goals jointly agreed upon by our management and our Board of Directors. Furthermore, the value of certain of these components, such as stock options and stock awards, is dependent upon our future stock price. Our Board of Directors has indicated that it does not currently intend to grant new stock awards to our executive officer and employees. However, the Board of Directors does intend to grant stock awards to non-employee directors and may in the future change its current policy with respect to stock awards to executive officers and employees.
     We compensate our executive officers in these different ways in order to achieve different goals. Cash compensation, for example, provides executive officers a minimum base salary. Incentive bonus compensation is generally linked to the achievement of financial and business goals, and is intended to reward executive officers for our overall performance in reaching annual goals that are agreed to in advance by management and our Board of Directors. Although we may utilize, stock options and grants of restricted stock in the future, we did not grant any stock options or restricted stock during Fiscal 2007 to any of our executive officers; provided, however, that Messrs. Pitts and Will did receive stock options during Fiscal 2007 in their capacities as non-employee directors prior to being named as executive officers. See “—Cash and Other Compensation.”
     We view the three components of our executive officer compensation as related but distinct. Although the Board of Directors does review total compensation, it does not believe that compensation derived from one component of compensation necessarily should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on its historical practices with the individual and our view of individual performance and other information we deem relevant. Our Board of Directors has not engaged an outside consultant to assist the Board in the compensation process. The Board of Directors does review publicly available data with respect to executive compensation at peer group companies. The Board of Directors realizes that benchmarking our compensation against the compensation earned at comparable companies may not always be appropriate, but believes that engaging in a comparative analysis of compensation practices is useful. The Board of Directors has not adopted any formal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. We have not reviewed wealth and retirement accumulation as a result of employment with us, and have only focused on fair compensation for the year in question.
     Base Salary. We pay our executive officers other than Mr. Ho and Mr. Ma, a base salary, which we review and determine annually. We believe that a competitive base salary is a necessary element of any compensation program. We believe that attractive base salaries can motivate and reward executives for their overall performance. Base salaries are established in part based on the individual position, responsibility, experience, skills and expected contributions during the coming year of the executive and their performance during the prior year. We also have sought to align base compensation levels comparable to our competitors and other companies in similar stages of development. We do not view base salaries as primarily serving our objective of paying for performance, but in attracting and retaining the most qualified executives necessary to run our business.
     Cash Incentive Bonuses. Consistent with our emphasis on pay-for-performance incentive compensation programs, our executives are eligible to receive annual performance bonuses or discretionary bonuses that must be approved by our Board of Directors; provided, however, that the bonus paid to our President - North American Operations in Fiscal 2007 was approved by our Chairman of the Board. The primary objective of our annual cash incentive bonuses is to motivate and reward our employees, including our named executive officers, for meeting our short-term objectives using a pay-for-performance program with objectively determinable performance goals. For the fiscal year ended March 31, 2007, none of our named executive officers, except for Mr. Will, our President-North American Operations, received a cash bonus. We do not have a formal policy on the effect on bonuses of a subsequent restatement or other adjustment to the financial statements, other than the penalties provided by law.
     Equity Compensation. We review our equity compensation plans annually. Under our plans, employees are eligible for annual stock option and restricted stock award grants based on targeted levels and we have in the past granted stock options to our executive officers and employees. These options and grants are intended to produce value for each executive officer if (i) our stockholders derive significant sustained value; and (ii) the executive officer remains with us. We do not have any program, plan or obligation that requires us to grant equity compensation to any executive officer on specified dates. The authority to make equity grants to executive officers rests with the Board of Directors, although, as noted above, the Board of Directors does not currently intend to grant any new stock awards to our executive officers or employees. We did not grant any stock options or restricted stock awards during our fiscal year ended March 31, 2007; provided, however, that Messrs. Pitts and Will did receive stock options during Fiscal 2007 in their capacities as non-employee directors prior to being named as executive officers. See “—Cash and Other Compensation.”
Severance and Change-in-Control Benefits.
     We do not provide to any of our executive officers any severance or change in control benefits in the event of termination or retirement, whether following a change-in-control or otherwise.
Employment Agreements.

     We have employment agreements with certain of our executive officers, each of which is described below.
     Effective September 1, 2001, John J. Raab, Chief Operating Officer and Senior Executive Vice President, entered into a three-year employment agreement (the “Raab Employment Agreement”) with us, providing for an annual compensation of $250,000, which was increased to $257,500, effective April 1, 2002, and $275,000, effective April 1, 2003. By letter agreement dated effective as of September 1, 2004, the term of the Raab Employment Agreement was extended through and including August 31, 2007 and his annual compensation was increased to $286,000, effective April 1, 2005. In addition to his base salary, Mr. Raab may also receive an additional annual performance bonus, subject to the final approval of our Board of Directors. In the event that Mr. Raab were to be terminated due to permanent disability, without cause or as a result of constructive discharge, the estimated dollar amount to be paid after March 31, 2007, to such individual, based on the terms of his contract, would be $119,117. Mr. Raab’s contract has not been extended and will expire on August 31, 2007, at which time Mr. Raab will resign as our Chief Operating Officer and Senior Executive Vice President.
     Eduard Will, our President-North American Operations, entered into an employment agreement (the “Will Employment Agreement”) with us on July 27, 2006 that provides that Mr. Will shall serve as our President — North American Operations through June 30, 2007. Following the initial term of the agreement (June 30, 2007), we have the right to terminate the agreement upon 90 days prior written notice and Mr. Will has the right to terminate the agreement upon 30 days prior written notice. In addition, during the initial term, Mr. Will has the right to terminate the agreement upon 90 days prior written notice. The agreement provides for annual compensation of $250,000. In addition to his base salary, Mr. Will may also receive an additional annual performance bonus to be recommended by the Board of Directors.
     Greenfield Pitts, our Chief Financial Officer, entered into an employment agreement (the “Pitts Employment Agreement”) with us on April 3, 2007, that provides that Mr. Pitts shall serve as our Chief Financial Officer through March 31, 2008. Following the initial term of the agreement (March 31, 2008), we have the right to terminate the agreement upon 90 days prior written notice and Mr. Will has the right to terminate the agreement upon 30 days prior written notice. In addition, during the initial term, Mr. Pitts has the right to terminate the agreement upon 90 days prior written notice. The agreement provides for annual compensation of $250,000. In addition to his base salary, Mr. Pitts may also receive a discretionary bonus at the end of our fiscal year recommended by the Board of Directors.
     Benefits. The executive officers participate in all of our employee benefit plans, such as medical and 401(k) plan, on the same basis as our other employees.
     Perquisites. Our use of perquisites as an element of compensation is very limited. We do not view perquisites as a significant element of our comprehensive compensation structure.

The Process
     The Board of Directors meetings regarding compensation typically involve a preliminary discussion with our Chairman and our Chief Executive Officer prior to the Board of Directors deliberating without any members of management present. For compensation decisions, including decisions regarding the grant of bonuses relating to executive officers (other than our Chairman and our Chief Executive Officer), the Board of Directors considers the recommendations of our Chairman and our Chief Executive Officer and includes them in their discussions; provided, however, that the bonus paid to our President-North American Operations in Fiscal 2007 was approved by our Chairman of the Board.
Regulatory Considerations
     We account for the equity compensation expense for our employees under the rules of SFAS 123R, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.
Cash and Other Compensation
     The following table, which should be read in conjunction with the explanations provided above, provides certain compensation information concerning our named executive officers for the fiscal year ended March 31, 2007.
Summary Compensation Table

				Non-equity
				Incentive Plan	All Other
Name and	Fiscal		Option	Compensation	Compensation
Principal Position	Year	Salary($)	Awards($)(1)	($)(2)	($)(3)	Total ($)
Christopher Ho (4) Chairman of the Board	2007	—	—	—	—	—

Adrian Ma (5) Chairman of the Board and Chief Executive Officer	2007	—	—	—	—	—

Greenfield Pitts (6) Chief Financial Officer	2007	19,231	3,430	—	—	22,661

John D. Florian (7) Deputy Chief Financial Officer	2007	146,492	—	—	15,020	161,512

Guy Paglinco (8) Vice President and Chief Financial Officer	2007	33,250	58,669	—	1,647	93,566

Michael A. B. Binney (9) President,-International Operations, Acting Group Controller	2007	—	12,996	—	—	12,996

Eduard Will (10) President -North American Operations	2007	182,692	16,944	43,500	4,704	247,840

John J. Raab Senior Executive Vice President and Chief Operating Officer	2007	291,500	59,328	—	20,141	370,969

(1)	Represents the expense to us pursuant to FAS 123(R) for the respective year for stock options granted as long-term incentives pursuant to our 2004 Non-Employee Outside Director Stock Option Plan or our 2004 Employee Stock Option Plan. All options received by each of Messrs. Binney, Pitts and Will in the table above were received by such person as a non-employee director and prior to being named as an executive officer. The amount of option expense shown in the Summary Compensation Table for these three individuals is also included in “Directors Compensation” on page 17. Immediately following the adoption by our stockholders of an amendment to our 2004 Non-Employee Outside Director Stock Option Plan to increase the number of shares available for issuance thereunder from 250,000 to 500,000 shares in November 2006, each of Messrs. Pitts and Will received an option to purchase up to 25,000 shares of our common stock, each of whom began to serve as a director at a time when he was not an employee of ours and no additional shares were available under such plan. See notes to our financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 for the assumptions used for valuing the expense under FAS 123(R).

(2)	Represents bonus paid for such fiscal year.

(3)	The dollar amounts shown under the heading “All other compensation” represent the incremental cost of all perquisites and other personal benefits to our named executive officers.

(4)	Mr. Ho was appointed as our Chairman in July 2006. Mr. Ho did not receive any salary or other compensation from us in Fiscal 2007.

(5)	Mr. Ma was appointed as our Chairman and Chief Executive Officer on March 30, 2006 upon the resignation of Geoffrey Jurick. Mr. Ma was replaced as our Chairman upon the appointment of Mr. Ho in July 2006. Mr. Ma did not receive any salary or other compensation from us in Fiscal 2007.

(6)	Mr. Pitts was appointed as our Chief Financial Officer in February 2007.

(7)	Mr. Florian was appointed as our Deputy Chief Financial Officer upon the resignation of Mr. Paglinco from his position as Vice President and Chief Financial Officer in April 2006, and was appointed as our Principal Financial Officer and Principal Accounting Officer in June 2006. Mr. Florian ceased to serve as our Deputy Financial Officer, Principal Financial Officer and Principal Accounting Officer upon the appointment of Mr. Pitts as our Chief Financial Officer in February 2007, at which time Mr. Florian became our Chief Financial Officer, Emerson North American Operations.

(8)	Mr. Paglinco resigned as our Vice President and Chief Financial Officer effective April 14, 2006.

(9)	Mr. Binney was appointed to serve as our Acting Group Controller in February 2007, and as our President-International Operations in July 2006 upon Mr. Jurick’s resignation from his position as our President. Mr. Binney did not receive any salary or other compensation from us in Fiscal 2007.

(10)	Mr. Will was appointed to serve as our President-North American Operations in July 2006 upon Mr. Jurick’s resignation from his position as our President.
Plan-Based Awards
Option and Stock Award Grants in Fiscal 2007
     We did not grant any awards under any plan to any named executive officers during the fiscal year ended March 31, 2007, other than our grant to each of Messrs. Pitts and Will of an option to purchase 25,000 shares of our common stock under our 2004 Non-Employee Outside Director Stock Option Plan in his capacity as a non-employee director and prior to being named an executive officer. See “—Cash and Other Compensation.”
Stock Option Exercises and Stock Vested
     The following table provides certain information with respect to option exercises for each of the our named executive officers during the fiscal year ended March 31, 2007. We do not have any outstanding stock appreciation rights.

Option Exercises and Stock Vested

Option Awards
Number of Shares
	Acquired on	Value Realized on
Name	Exercise (#)	Exercise($)(1)
Christopher Ho (2)	—	—
Adrian Ma (3)	—	—
Greenfield Pitts (4)	—	—
John Florian (5)	—	—
Guy A Paglinco (6)	30,000	$97,650
Michael A.B. Binney (7)	—	—
Eduard Will (8)	—	—
John J. Raab	—	—

(1)	Represents the difference between the market price of the underlying securities at exercise of the option and the exercise price of the option.

(2)	Mr. Ho was appointed as our Chairman in July 2006.

(3)	Mr. Ma was appointed as our Chairman and Chief Executive Officer on March 30, 2006 upon the resignation of Mr. Jurick. Mr. Ma was replaced as our Chairman upon the appointment of Mr. Ho in July 2006.

(4)	Mr. Pitts was appointed as our Chief Financial Officer in February 2007.

(5)	Mr. Florian was appointed as our Deputy Chief Financial Officer upon the resignation of Mr. Paglinco from his position as Vice President and Chief Financial Officer in April 2006 and as our Principal Financial Officer and Principal Accounting Officer in June 2006. Mr. Florian ceased to serve as our Deputy Financial Officer, Principal Financial Officer and Principal Accounting Officer upon the appointment of Mr. Pitts as our Chief Financial Officer in February 2007, at which time Mr. Florian became our Chief Financial Officer, Emerson North American Operations.

(6)	Mr. Paglinco resigned as our Vice President and Chief Financial Officer effective April 14, 2006.

(7)	Mr. Binney was appointed to serve as our Acting Group Controller in February 2007, and as our President -International Operations in July 2006 upon Mr. Jurick’s resignation from his position as our President.

(8)	Mr. Will was appointed to serve as our President-North American Operations in July 2006 upon Mr. Jurick’s resignation from his position as our President.
Outstanding Equity Awards at Fiscal Year End
     The following table provides certain information concerning outstanding equity awards held by each of our named executive officers at March 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

		Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options (#)	Options (#)	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price ($)	Date

Christopher Ho (1)	0	0	—	—
Adrian Ma (2)	0	0	—	—
Greenfield Pitts (3)	0	25,000	3.19	11/21/16
John Florian (4)	0	0	—	—
Guy A Paglinco (5)	20,000	0	2.62	6/13/07
Michael A.B. Binney (6)	8,333	16,667	3.23	12/9/15
Eduard Will (7)	8,333	16,667	3.07	1/31/16
	0	25,000	3.19	11/21/16
John J. Raab	66,667	33,333	2.96	10/19/14

(1)	Mr. Ho was appointed as our Chairman in July 2006.

(2)	Mr. Ma was appointed as our Chairman and Chief Executive Officer on March 30, 2006 upon the resignation of Mr. Jurick. Mr. Ma was replaced as our Chairman upon the appointment of Mr. Ho in July 2006.

(3)	Mr. Pitts was appointed as our Chief Financial Officer in February 2007.

(4)	Mr. Florian was appointed as our Deputy Chief Financial Officer upon the resignation of Mr. Paglinco from his position as Vice President and Chief Financial Officer in April 2006 and as our Principal Financial Officer and Principal Accounting Officer in June 2006. Mr. Florian ceased to serve as our Deputy Financial Officer, Principal Financial Officer and Principal Accounting Officer upon the appointment of Mr. Pitts as our Chief Financial Officer in February 2007, at which time Mr. Florian became our Chief Financial Officer, Emerson North American Operations.

(5)	Mr. Paglinco resigned as our Vice President and Chief Financial Officer effective April 14, 2006.

(6)	Mr. Binney was appointed to serve as our Acting Group Controller in February 2007, and as our President -International Operations in July 2006 upon Mr. Jurick’s resignation from his position as our President.

(7)	Mr. Will was appointed to serve as our President-North American Operations in July 2006 upon Mr. Jurick’s resignation from his position as our President.
Compensation of Directors
     During Fiscal 2007, our directors who were not employees (“Outside Directors”), specifically Messrs. Binney, Pitts and Will (until their employment with us in July 2006, February 2007 and July 2006, respectively) and Messrs. Bünger, Farnum, Driscoll and Wirsching were paid $45,000, $42,500, $18,333, $45,000, $50,000, $53,334 and $32,083 respectively, for serving on the Board of Directors and on our various committees during the period. Outside Directors are each paid an annual director’s fee of $45,000; members of the Audit Committee are each paid an additional fee of $5,000 per annum; and the Chairman of the Audit Committee is paid an additional fee of $5,000 per annum. All directors’ fees are paid in four equal quarterly installments per annum. Directors who are our employees were not paid for their services as a director while an employee of ours during Fiscal 2007. Additionally, each director, who is not an employee, is eligible to participate in our 2004 Non-Employee Outside Director Stock Option Plan. Directors of Emerson are reimbursed their expenses for attendance at meetings. Further, we offer to provide health care insurance to each of our directors who is not an employee.
     In Fiscal 2007, Messrs. Driscoll, Farnum, Pitts, Will and Wirsching were granted stock options, pursuant to the 2004 Non-Employee Outside Director Stock Option Plan, to purchase 50,000, 25,000, 25,000, 25,000 and 25,000 shares of our common stock, respectively, at an exercise price of $3.19 per share. These options vest in equal installments over three years, commencing one year from the date of grant, and their exercise is contingent upon continued service as a member of our Board of Directors.
     In addition, during Fiscal 2007, Messrs. Driscoll, Farnum and Wirsching earned fees of $42,350, $16,100 and $19,600 respectively, for their services as members of a special committee of independent directors formed in November 2006 to evaluate a proposal by The Grande (Nominees) Limited, a subsidiary of Grande Holdings, to sell to us a 51% interest in Capetronic Group, Ltd., a consumer electronics manufacturer. Such fees are included in the Director Compensation table below. The special committee was disbanded in January 2007 after we were advised by The Grande (Nominees) Limited that it determined not to pursue, at such time, its proposal.
     The following table provides certain information with respect to the compensation paid to our Outside Directors during the fiscal year ended March 31, 2007.
Directors Compensation

	Fees earned
	or paid in
Name	cash ($)	Option Awards ($)(1)	Total ($)
Michael A.B. Binney	$45,000	$12,996	$57,996

Eduard Will	$42,500	$16,944	$59,444

Greenfield Pitts	$18,333	$ 3,430	$21,763

Peter Bünger	$45,000	$15,250	$60,250

Jerome Farnum	$66,100	$30,798	$96,898

Mike Driscoll	$95,684	$5,985	$101,669

Norbert Wirsching	$51,683	$3,430	$55,113

(1)	Represents the expense to us pursuant to FAS 123(R) for the respective year for stock options granted as long-term incentives pursuant to our 2004 Non-Employee Outside Director Stock Option Plan. See notes to our financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 for the assumptions used for valuing the expense under FAS 123(R)

(2)	At March 31, 2007, Messrs. Binney, Will, Pitts, Bünger, Farnum, Driscoll and Wirsching had options to purchase 25,000, 50,000, 25,000, 25,000, 75,000, 50,000 and 25,000, shares of our common stock, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth, as of July 27, 2007, the beneficial ownership of (i) each current director; (ii) each of our executive officers named in the Summary Compensation Table (“executive officers”); (iii) our directors and executive officers as a group and (iv) each stockholder known by us to own beneficially more than 5% of our outstanding shares of common stock. Except as otherwise noted, the address of each of the following beneficial owners is c/o Emerson Radio Corp., 9 Entin Road, Parsippany, New Jersey 07054.

	Amount and Nature of
Name and Address of Beneficial Owners	Beneficial Ownership (1)	Percent of Class (1)
Christopher Ho (2)	13,780,600	50.8%
Karen Singer (3)	1,415,300	5.2%
Adrian Ma	0	0%
Michael A. B. Binney (4)	8,333	*
Eduard Will (5)	8,333	*
John J. Raab	66,667	*
John D. Florian	0	0%
Peter G. Bünger (6)	58,871	*
W. Michael Driscoll (7)	0	0%
Jerome H. Farnum (8)	33,333	*
Greenfield Pitts	0	0%
Norbert Wirsching	0	0%
Guy A. Paglinco (9)	0	0%
All Directors and Executive Officers as a Group (12 persons) (10)	13,956,137	51.4%

(*)	Less than one percent.

(1)	Based on 27,129,832 shares of common stock outstanding as of July 27, 2007. Each beneficial owner’s percentage ownership of common stock is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of July 27, 2007 have been exercised. Except as otherwise indicated, the beneficial ownership table does not include common stock issuable upon exercise of outstanding options, which are not currently exercisable within 60 days of July 27, 2007. Except as otherwise indicated and based upon our review of information as filed with the U.S. Securities and Exchange Commission (“SEC”), we believe that the beneficial owners of the securities listed have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	S&T International Distribution Ltd. (“S&T”) is the record owner of 10,000,000 shares of common stock (the “Original Shares”) and The Grande Group Limited (“GGL”) is the record owner of 3,780,000 shares of common stock (the “Additional Shares” and together with the Original Shares, the “Shares”). As the sole stockholder of S&T, Grande N.A.K.S. Ltd. (“N.A.K.S.”) may be deemed to own beneficially the Original Shares. As the sole stockholder of N.A.K.S. and GGL, Grande Holdings Limited (“Grande Holdings”) may be deemed to own beneficially the Shares. Mr. Ho has a beneficial interest in approximately 67% of the capital stock of Grande Holdings. By virtue of such interest and his position with Grande Holdings, Mr. Ho may be deemed to have power to vote and power to dispose of the Shares beneficially held by Grande Holdings. Information with respect to the ownership of these shares was obtained from a Schedule 13D/A filed on February 9, 2007.

(3)	Ms. Singer has sole dispositive and voting power with respect to 1,415,300 shares of our common stock as the trustee of Singer Children’s Management Trust. Information with respect to the ownership of these shares was obtained from a Schedule 13G filed on April 26, 2007.

(4)	Mr. Binney’s ownership consists of options to purchase 8,333 shares of our common stock issued pursuant to Emerson’s 2004 Non-Employee Director Stock Option Plan that are not exercisable within 60 days of July 27, 2007. Mr. Binney also has options to purchase 16,667 shares of our common stock issued pursuant to Emerson’s 2004 Non-Employee Director Stock Option Plan that are not exercisable within 60 days of July 27, 2007.

(5)	Mr. Will’s ownership consists of options to purchase 8,333 shares of our common stock pursuant to Emerson’s 2004 Non-Employee Director Stock Option Plan that are exercisable within 60 days of July 27, 2007. Mr. Will also has options to purchase 41,667 shares of our common stock issued pursuant to Emerson’s 2004 Non-Employee Director Stock Option Plan that are not exercisable within 60 days of July 27, 2007.

(6)	Mr. Bünger’s ownership consists of 33,871 shares of common stock directly owned by him and options to purchase 25,000 shares of our common stock issued pursuant to Emerson’s 2004 Non-Employee Director Stock Option Plan that are exercisable within 60 days of July 27, 2007.

(7)	Mr. Driscoll has options to purchase 50,000 shares of our common stock issued pursuant to Emerson’s 2004 Non-Employee Director Stock Option Plan that are not exercisable within 60 days of July 27, 2007.

(8)	Mr. Farnum has options to purchase 33,333 shares of our common stock issued pursuant to Emerson’s 2004 Non-Employee Director Stock Option Plan that are exercisable within 60 days of July 27, 2007. Mr. Farnum also has options to purchase 41,667 shares of our common stock issued pursuant to Emerson’s 2004 Non-Employee Director Stock Option Plan that are not exercisable within 60 days of July 27, 2007.

(9)	Mr. Paglinco resigned as our Vice President and Chief Financial Officer effective April 14, 2006.

(10)	See footnotes (2) and (4) through (9).
Equity Compensation Plan Information
     The following table gives information about our common stock that may be issued upon the exercise of options and rights under our 1994 Stock Compensation Program, 1994 Non-Employee Director Stock Option Plan, Emerson Radio Corp. 2004 Employee Stock Incentive Plan and 2004 Non-Employee Outside Director Stock Option Plan and exercise of warrants, as of March 31, 2007 (the “Plans”). The 1994 Plans expired in July 2004 and the remaining Plans are the only equity compensation plans in existence as of March 31, 2007.

	Number of securities to be	Weighted average exercise	Number of securities
	issued upon exercise of	price of outstanding	remaining available for
	outstanding options,	options, warrants and	future issuance under
	warrants and rights	rights	equity compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	632,334	$3.09	2,380,000

Equity compensation plans not approved by security holders	100,000	4.00	—

Total	732,334	$3.21	2,380,000

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     On December 5, 2005, The Grande Holdings Limited (“Grande”) purchased approximately 37% (10,000,000 shares) of the Company’s outstanding common stock from our former Chairman and Chief Executive Officer, Geoffrey P. Jurick. Since the initial purchase of common stock, Grande has increased its holdings of Emerson Radio Corp. common stock through open market purchases to approximately 50.8% of our outstanding common shares, as of June 30, 2007.
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
     On February 21, 2007, Capetronic, Nakamichi Corporation, a Japanese corporation, Akai Electric (China) Co. Ltd., a People’s Republic of China corporation, and Sansui Electric (China) Co. Ltd., a People’s Republic of China corporation (collectively, the “Borrowers”), each of which is a wholly-owned subsidiary of Grande, jointly and severally, issued a promissory note (the “Note”) in favor of the Company in the principal amount of approximately $23,500,000. Such amount is included in “Due from Affiliates” in the accompanying balance sheet as of March 31, 2007. The principal amount of the Note represented the outstanding amount currently owed to the Company, as of March 31, 2007, as a result of certain related party transactions entered into between the Company and the Borrowers described above, including interest that had accrued from the date of such related party transactions until the date of the Note. Simultaneously with the execution of the Note, Grande executed a guaranty (the “Guaranty”) in favor of the Company pursuant to which Grande guaranteed payment of all of the obligations of the Borrowers under the Note in accordance with the terms thereof.
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
     Effective January 1, 2006, we entered into a lease for office space in Hong Kong with Grande and an agreement for services in connection with this office space rental from Grande, which was extended through December 31, 2008, and which will expire unless terminated earlier by either party upon three months prior written notice of termination by either party. For the fiscal year ended March 31, 2007, we incurred expenses to Grande of approximately $429,000 under these arrangements.

     In May 2007, we entered into an agreement with Goldmen Electronic Co. Ltd. (“Goldmen”), with a manufacturing facility in Guangdong, China, pursuant to which we agreed to pay Goldmen approximately $1,682,220 in exchange for Goldmen’s manufacture and delivery to us of musical instruments in order for us to meet our delivery requirements of these instruments in the first week of September 2007. In July 2007, we learned that Goldmen had filed for bankruptcy and was unable to manufacture the musical instruments we had ordered. Promptly after we learned of Goldmen’s bankruptcy, Capetronics agreed to manufacture the musical instruments on substantially the same terms and conditions, including the price, as Goldmen had agreed to manufacture them. Accordingly, on July 12, 2007, we purchased from Goldmen the molds and equipment necessary for Capetronics to manufacture the musical instruments for approximately $124,000, and on or about July 16, 2007, we made an upfront payment of approximately $1,682,220 to Capetronics. On July 20, 2007, Capetronics advised us that it is unable to manufacture the musical instruments for us because it does not have the requisite governmental licenses to do so, and in connection therewith, we have requested the return of our upfront payment. We continue to own the molds and equipment we purchased from Goldmen.
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
Director Independence
     We have nine directors, Christopher Ho, Adrian Ma, Greenfield Pitts, Michael A.B. Binney, Eduard Will, Peter G. Bünger, W. Michael Driscoll, Jerome H. Farnum and Norbert R. Wirsching. Our Board of Directors has determined that each of that Messrs. Bünger, Driscoll, Farnum and Wirsching are “independent” as defined under the American Stock Exchange listing standards.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
     In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all non-audit work performed by our independent accountants, Moore Stephens, P.C., is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered.
➢	Audit Fees. Audit fees billed to us by Moore Stephens for the audit of the financial statements included in our Annual Reports on Form 10-K, and reviews by Moore Stephens of the financial statements included in our Quarterly Reports on Form 10-Q, for the fiscal years ended March 31, 2006 and 2007 totaled approximately $292,704 and $110,000, respectively.

➢	Audit-Related Fees. We were billed $0 and $62,596 by Moore Stephens for the fiscal years ended March 31, 2006 and 2007, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption Audit Fees above.

➢	Tax Fees. Moore Stephens billed us an aggregate of $64,00 and $0, for the fiscal years ended March 31, 2006 and 2007, respectively, for tax services, principally related to the preparation of income tax returns and related consultation.

➢	All Other Fees. We were billed $0 and $114,260 by Moore Stephens for the fiscal years ended March 31, 2006 and 2007, respectively, for permitted non-audit services, principally procedures in connection with the audit of our parent company’s consolidated financial statements for its fiscal year ended December 31, 2006, a portion of which will be credited to our audit fees for the audit of our financial statements for our fiscal year ended March 31, 2007.
     Applicable law and regulations provide an exemption that permits certain services to be provided by our outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
(a)	Financial Statements and Schedules (incorporated by reference to Item 8 of Emerson Annual Report on Form 10-K for the year ended March 31, 2007).

(b)	Exhibits
Exhibit Number

Exhibit Number
3.1	Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

3.4	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit (3) (b) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

3.5	Amendment dated February 14, 1996 to the Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.6	By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (e) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

3.7	Amendment dated November 28, 1995 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

10.12	License Agreement effective as of January 1, 2001 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10) (z) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.12.1	First Amendment to License Agreement dated February 19, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.1) of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2002).

10.12.2	Second Amendment to License Agreement effective August 1, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.2) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.12.3	Third Amendment to License Agreement effective February 18, 2004 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit 10.12.3 of Emerson’s Annual Report on Form 10-K for the year ending March 31, 2004)

10.12.4	Fourth Amendment to License Agreement effective December 3, 2004 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit (10.12.4) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

Exhibit Number
10.12.5	Fifth Amendment to License Agreement effective May 18, 2005 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit (10.12.5) of Emerson’s Annual Report on Form 10-K for the year ending March 31, 2005)

10.12.7	Seventh Amendment to License Agreement effective December 22, 2005 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit 10.1 of Emerson’s Current Report on Form 8-K filed on December 28, 2005)

10.13	Second Lease Modification dated as of May 15, 1998 between Hartz Mountain, Parsippany and Emerson (incorporated by reference to Exhibit (10) (v) of Emerson’s Annual Report on Form 10-K for the year ended April 3, 1998).

10.13.1	Third Lease Modification made the 26 day of October, 1998 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended October 2, 1998).

10.13.2	Fourth Lease Modification made the 12th day of February, 2003 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10.13.2) of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.13.4	Fifth Lease Modification Agreement made the 2nd day of December, 2004 between Hartz Mountain Industries, Inc. and Emerson (incorporated by reference to Exhibit (10.13.3) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.13.3	Lease Agreement dated as of October 8, 2004 between Sealy TA Texas, L.P., a Georgia limited partnership, and Emerson Radio Corp. (incorporated by reference to Exhibit (10.13.3) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.13.5	Lease Agreement (Single Tenant) between Ontario Warehouse I, Inc., a Florida corporation, as Landlord, and Emerson Radio Corp., a Delaware corporation, as Tenant, effective as of December 6, 2005 (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on January 4, 2006).

10.13.6	Letter agreement, dated November 28, 2005, between Emerson Radio Corp. and The Grande Group (hong Kong) limited regarding lease of office space.

10.13.7	Letter agreement, dated November 28, 2005, between Emerson Radio Corp. and The Grande Group (hong Kong) limited regarding management services for office space.

10.14.1	Purchasing Agreement, dated March 5, 1999, between AFG-Elektronik GmbH and Emerson Radio International Ltd. (incorporated by reference to Exhibit (10) (aa) of Emerson’s Annual Report on Form 10-K for the year ended April 2, 1999).

Exhibit Number
10.18.1	Emerson Radio Corp. 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 1 of Emerson’s 2004 Proxy Statement).

10.18.2	Emerson Radio Corp. 2004 Non-Employee Outside Director Stock Option Plan (incorporated by reference to Exhibit 2 of Emerson’s 2004 Proxy Statement).

10.26	Employment Agreement between Emerson Radio Corp. and John J. Raab, effective as of September 1, 2001 (incorporated by reference to Exhibit 10.26 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.26.4	Employment Agreement extension letter between Emerson Radio Corp. and John J. Raab effective as of September 1, 2004 (incorporated by reference to Exhibit 10.26.4 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.26.5	Agreement between Emerson Radio and Guy A. Paglinco, dated March 23, 2006 (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on March 29, 2006).

10.27.5	Loan and Security Agreement dated as of December 23, 2005, among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd., and Emerson Radio International Ltd. (as Borrowers) and Wachovia Bank, National Association.(incorporated by reference to Exhibit 10.2 of Emerson’s Form 8-K dated December 28, 2005).

10.28	Common Stock Purchase Warrant Agreement entered into on August 1, 2002 by and between Emerson Radio Corp. and Further Lane Asset Management LP (incorporated by reference to Exhibit 10.28 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.28.1	Form of Common Stock Warrant Agreement entered into on October 7, 2003 by and between Emerson Radio Corp. and Ladenburg Thalmann & Co., Inc. (incorporated by reference to Exhibit 10.28.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.28.2	Common Stock Purchase Warrant Agreement entered into on August 1, 2004 by and between Emerson Radio Corp. and EPOCH Financial Services, Inc. (incorporated by reference to Exhibit 10.28.2 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.28.3	Stock Purchase Agreement among Emerson Radio Corp., Collegiate Pacific Inc. and Emerson Radio (Hong Kong) Limited dated July 1,2005 (incorporated by reference to Exhibit 2.1 to Emerson’s Current Report on Form 8-K filed on July 8, 2005).

10.30	Agreement, dated July 26, 2006, between Emerson Radio Corp. and Eduard Will (incorporated by reference to Exhibit 10.30 to Emerson’s Annual Report on Form 10-K/A filed on August 1, 2006).

10.31	Agreement, dated March 30, 2007, between Emerson Radio Corp. and Greenfield Pitts (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on April 6, 2007)

Exhibit Number
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2004).

16.1	Letter of BDO, dated as of March 13, 2006, to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 of Emerson’s Current Report on Form 8-K filed on March 13, 2006).

21.1	Subsidiaries of the Company as of March 31, 2007(incorporated by reference to Exhibit 21.1 of Emerson Annual Report on Form 10-K for the year ended March 31, 2007)

23.1	Consent of Independent Registered Public Accounting Firm – Moore Stephens, P.C. (incorporated by reference to Exhibit 23.1 of Emerson Annual Report on Form 10-K for the year ended March 31, 2007).

23.2	Consent of Independent Registered Public Accounting Firm – BDO Seidman, LLP. (incorporated by reference to Exhibit 21.1 of Emerson Annual Report on Form 10-K for the year ended March 31, 2007)

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERSON RADIO CORP.

By:	/s/ Adrian Ma

Adrian Ma Chief Executive Officer
Dated: July 31, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher Ho Christopher Ho	Chairman of the Board	July 31, 2007

/s/ Adrian Ma Adrian Ma	Chief Executive Officer and Director (Principal Executive Officer)	July 31, 2007

/s/ Greenfield Pitts Greenfield Pitts	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	July 31, 2007

/s/ Michael A. B. Binney Michael A. B. Binney	President-International Sales and Director	July 31, 2007

Eduard Will	President-North American Operations and Director	July 31, 2007

/s/ Peter G. Bünger Peter G. Bünger	Director	July 31, 2007

/s/ Jerome H. Farnum Jerome H. Farnum	Director	July 31, 2007

/s/ W. Michael Driscoll W. Michael Driscoll	Director	July 31, 2007

/s/ Norbert R. Wirsching Norbert R. Wirsching	Director	July 31, 2007