Form 10-Q
period 2007-06-30
EMERSON RADIO CORP
filed 2007-08-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
☐ Large accelerated filer       ☐ Accelerated filer       ☑ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of common stock as of August 14, 2007: 27,129,832.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except earnings per share data)

	Three Months Ended
	June 30
	2007	2006

Net revenues
Net revenues	$52,603	$55,241
Net revenues-related party	85	—

	52,688	55,241

Costs and expenses:
Cost of sales	45,248	47,840
Other operating costs and expenses	1,796	1,599
Selling, general and administrative expenses (exclusive of non-cash compensation shown below)	4,977	5,207
Non-cash compensation	79	105

	52,100	54,751

Operating income	588	490

Interest income, net	70	105
Interest income-related party	163	—

Income before income taxes	821	595

Provision for income taxes	379	14

Net income	$442	$581

Net income per share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02
Weighted average shares outstanding:
Basic	27,130	27,065
Diluted	27,156	27,140
The accompanying notes are an integral part of the interim
consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	June 30, 2007	March 31, 2007(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,165	$1,851
Restricted cash	3,000	3,000
Accounts receivable (less allowances of $3,160 and $3,573, respectively)	27,785	19,375
Other receivables	1,635	1,536
Due from affiliates	239	24,690
Inventories	45,102	32,463
Prepaid expenses and other current assets	3,624	3,376
Deferred tax assets	4,916	5,737

Total current assets	109,466	92,028

Property, plant and equipment, net	2,490	2,492
Trademarks and other intangible assets, net	297	311
Deferred tax assets	4,744	4,067
Other assets	402	510

Total assets	$117,399	$99,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$616	$3,111
Current maturities of long-term borrowings	150	146
Accounts payable and other current liabilities	40,144	20,044
Accrued sales returns	906	1,191
Income taxes payable	518	306
Deferred tax liabilities	46	47

Total current liabilities	42,380	24,845

Long-term borrowings	647	651
Deferred tax liabilities	34	25

Shareholders’ equity:
Preferred shares – 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized; 52,965,797 and 52,945,797 shares issued, 27,129,832 and 27,109,832 shares outstanding, respectively	529	529
Capital in excess of par value	117,501	117,371
Accumulated other comprehensive losses	(82)	(82)
Accumulated deficit	(22,696)	(23,017)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	74,338	73,887

Total liabilities and shareholders’ equity	$117,399	$99,408

(A)	Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 filed with the Securities and Exchange Commission in June 2007 and amended in July 2007.
The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30
	2007	2006
Cash flows from operating activities:
Net income	$442	$581
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	202	266
Non cash compensation	79	105
Deferred tax expenses	152	—
Asset allowances, reserves and other	(2,088)	890
Changes in assets and liabilities:
Accounts receivable	(7,961)	(11,065)
Other receivables	(99)	(177)
Due from affiliates	24,451	—
Inventories	(11,285)	(8,101)
Prepaid expenses and other current assets	(248)	594
Other assets	87	100
Accounts payable and other current liabilities	20,100	13,970
Income taxes payable	91	(21)

Net cash provided(used) by operating activities	23,923	(2,858)

Cash flows from investing activities:
Additions to property and equipment	(126)	(67)

Net cash used by investing activities	(126)	(67)

Cash flows from financing activities:
Short-term borrowings	4	42
Net borrowings (repayments) under foreign bank facilities	(2,495)	702
Exercise of stock options	51	—
Long-term borrowings	51,158	—
Repayments of long-term borrowings	(51,201)	(67)

Net cash (used) provided by financing activities	(2,483)	677

Net increase (decrease) in cash and cash equivalents	21,314	(2,248)

Cash and cash equivalents at beginning of period	1,851	17,517

Cash and cash equivalents at end of period	$23,165	$15,269

Supplemental disclosures of non-cash investing and financing activities:
The Company has entered into certain capital lease agreements. For the three month periods ended June 30, 2007 and June 30, 2006, the Company entered into agreements related to approximately 39 and 179 of equipment, respectively, which are excluded from the statement of cash flows as the transactions were non-cash in nature.
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
     The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of our consolidated financial position as of June 30, 2007 and the results of operations for the three month periods ended June 30, 2007 and June 30, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in our annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2007 (“fiscal 2007”), included in our annual report on Form 10-K, as amended, for fiscal 2007.
     Due to the seasonal nature of Emerson’s business, the results of operations for the three month period ended June 30, 2007 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2008 (“fiscal 2008”).
     Certain reclassifications were made to conform the prior year’s financial statements to the current presentation.

Stock- Based Compensation
During the fourth quarter of fiscal 2005, the Company elected to early-adopt Statement of Financial Accounting Standard (“FAS”) No. 123R, “Share-Based Payment” (“FAS 123R”) under the modified retrospective approach applied only to prior interim periods in that year. As a result, the Company has applied FAS 123R to new awards and to awards modified, repurchased, or cancelled after April 1, 2004. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered that were outstanding as of April 1, 2004 are being recognized as the requisite service is rendered on or after April 1, 2004 (generally over the remaining option vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated for pro forma disclosures under previously issued accounting standards. As a result of applying the provisions of FAS 123R, the Company has recorded compensation costs of $79,000 and $105,000 for the three months ended June 30, 2007 and June 30, 2006, respectively.
NOTE 2 – COMPREHENSIVE INCOME
     Comprehensive income for the three month periods ended June 30, 2007 and June 30, 2006 is as follows (in thousands):

	Three Months Ended
	June 30
	2007	2006
	(Unaudited)
Income from continuing operations	$442	$581
Recognition of realized losses in net income	—	3
Change in unrealized loss on securities, net	—	(3)

Comprehensive income	$442	$581

NOTE 3 – NET EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	June 30
	2007	2006
	(Unaudited)
Numerator:
Net income for basic and diluted earnings per share	$442	$581

Denominator:
Denominator for basic earnings per share – weighted average shares	27,130	27,065
Effect of dilutive securities on denominator:
Options and warrants	26	75

Denominator for diluted earnings per share – weighted average shares and assumed conversions	27,156	27,140

Basic and diluted earnings per share	$0.02	$0.02

NOTE 4- SHAREHOLDERS’ EQUITY
     Outstanding capital stock at June 30, 2007 consisted of common stock and Series A convertible preferred stock. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.
     At June 30, 2007, Emerson had approximately 612,000 options outstanding with exercise prices ranging from $1.00 to $3.26.
     In September 2003, the Company publicly announced the Emerson Radio Corp. common stock repurchase program. The program provides for share repurchase of up to 2,000,000 shares of Emerson’s outstanding common stock. As of June 30, 2007, the Company has repurchased 1,267,623 shares under this program. No shares have been repurchased under the program since June 14, 2005. Repurchases of the Company’s shares are subject to certain conditions under Emerson’s banking facility.
     On October 7, 2003, in connection with a consulting arrangement, the Company granted 50,000 warrants with an exercise price of $5.00 per share. These warrants were valued using the Black-Scholes option valuation model, which resulted in $90,500 being charged to earnings during fiscal 2004. As of June 30, 2007, these warrants have not been exercised.
     On August 1, 2004, in connection with a consulting agreement, the Company granted 50,000 warrants with immediate vesting and an exercise price of $3.00 per share with an expiration date of August 2009. These warrants were valued using the Black-Scholes valuation model, which resulted in $88,500 being charged to earnings during fiscal 2005. As of June 30, 2007, these warrants had not been exercised.
NOTE 5 – INVENTORY
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of June 30, 2007 and March 31, 2007, inventories consisted of the following (in thousands):

	June 30, 2007	March 31, 2007
	(Unaudited)
Finished goods	$48,124	$36,839
Less inventory allowances	(3,022)	(4,376)

Net inventory	$45,102	$32,463

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

     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold which a tax position is required to attain before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption of FIN 48, as of April 1, 2007, we recorded a net increase to accumulated deficit of $121,000, including approximately $68,000 related to accrued interest and penalties related to state income tax matters.
     As of April 1, 2007, the Company had $121,000 of unrecognized tax benefits related to state taxes. All of the unrecognized tax benefits could impact our effective tax rate if recognized.
     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statement of Operations and totaled $4,000. Accrued interest and penalties were $68,000 as of June 30, 2007 and are recognized in the Statement of Financial Position.
     The effective tax rate for the respective three months ended June 30, 2007 and June 30, 2006 differs from the federal statutory rate primarily as a result of state income taxes.
     In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 Definition of a Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to April 1, 2007. The implementation of this standard did not have a material impact on our consolidated balance sheets or statements of operations.
NOTE 7 – RELATED PARTY TRANSACTIONS
     On December 5, 2005, The Grande Holdings Limited (“Grande”) purchased approximately 37% (10,000,000 shares) of the Company’s outstanding common stock from our former Chairman and Chief Executive Officer, Geoffrey P. Jurick. Since the initial purchase of common stock, Grande has increased its holdings of Emerson Radio Corp. common stock through open market purchases to approximately 50.8% of our outstanding common shares, as of the date of June 30, 2007.
     In January 2006, Emerson commenced leasing office space and procuring services in connection with this office space rental in Hong Kong from Grande on terms which Emerson management believes reflect arms length transactions. Under these arrangements, Emerson incurred expenses with

Grande of approximately $134,000 and $87,000 for the three months ended June 30, 2007 and June 30, 2006, respectively.
     In October 2006, Emerson entered into an agreement with a consumer electronics distributor , APH (the “Licensee”)’ pursuant to which, among other things, Emerson agreed to grant the Licensee a license to distribute and sell LCD televisions (“LCD sets”) in North America under Emerson’s “H.H. Scott” brand name. The licensee has a distributor relationship with Grande, a related party to Emerson. In the fiscal quarter ended December 31, 2006, the Licensee began selling 32” and 37” LCD sets to a major United States based retailer. Pursuant to the terms of the agreement with the licensee, Emerson was paid a royalty of $110,000 as a result of such sales through June 30, 2007.
     During the third quarter of fiscal 2007, Emerson provided unsecured financial assistance to Capetronic Display Limited ( “Capetronic”), Nakamichi Corporation (“Nakamichi”), Akai Electric (China) Co. Ltd. (“Akai”), and Sansui Electric (China) Co. (“Sansui”), each of which is a wholly-owned subsidiary of Grande, the manufacturer of the LCD sets, in the form of letters of credit and loans which aggregated approximately $22.0 million at December 31, 2006. In reviewing the documentation for certain of the letters of credit referred to above, Emerson determined that some of the parts for which letters of credit were opened were to be used for the manufacture of 27” and 42” television sets to be sold to the Licensee by Akai. Emerson had no direct or indirect interest in such sales, and Capetronic paid Emerson $57,000 as a fee for facilitating such transaction.
     As a result of the transactions described in the preceding paragraph, Emerson may have been deemed to be in breach of certain covenants contained in Emerson’s credit facility. The lender under the credit facility agreed to waive such breaches and Emerson and the lender negotiated an amendment to the credit facility. Emerson was required to pay $125,000 to the lender in connection with the amendment. Emerson has charged this amount back to Capetronic and $125,000 was paid to one of Emerson’s foreign subsidiaries on August 14, 2007 by Capetronic.
     On February 21, 2007, Capetronic, Nakamichi, Akai, and Sansui (collectively, the “Borrowers”), each of which is a wholly-owned subsidiary of Grande, jointly and severally, issued a promissory note (the “Note”) in favor of the Company in the principal amount of $23,501,514. The principal amount of the Note represented the outstanding amount owed to the Company as of February 21, 2007, as a result of certain related party transactions entered into between the Company and the Borrowers described above, including interest that had accrued from the date of such related party transactions until the date of the Note. Simultaneously with the execution of the Note, Grande executed a guaranty (the “Guaranty”) in favor of the Company pursuant to which Grande guaranteed payment of all of the obligations of the Borrowers under the Note in accordance with the terms thereof.

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
     Since August 2006, Emerson has been providing to Sansui Sales PTE Ltd (“Sansui Sales”) and Akai Sales PTE Ltd (“Akai Sales”), both of which are subsidiaries of Grande, assistance with acquiring their product. Emerson issues purchase orders to third-party suppliers who manufacture this product, and Emerson issues sales invoices to Sansui Sales’ and Akai Sales’ at gross amounts for this product. Financing for this product is provided by Sansui Sales’ and Akai Sales’ customers in the form of transfer letters of credit to the suppliers, and goods are shipped directly from the suppliers to Sansui Sales’ and Akai Sales’ customers. Emerson recorded income totaling $85,000 for providing this service in the three months ended June 30, 2007. Akai Sales’ and Sansui Sales’ collectively owe Emerson $113,849 at June 30, 2007 as a result of these transactions.
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
     In May 2007 Emerson paid a $10,000 commission to Vigers Hong Kong Ltd (“Vigers”), a property agent and a subsidiary of Grande, related to the sale of a building owned by Emerson to a non-affiliated buyer. The sale is under contract and a deposit has been received from the buyer. The balance of $10,000 will be payable to Vigers by Emerson upon closing of the sale of the property in September 2007.
     In June 2007 Emerson paid a one-time sales commission in the amount of $14,000 to an Executive Director of Grande Holdings, who is also Emerson’s President-International Sales and also a Director of Emerson. The commission was 50% of the net margin on a sale by Emerson to a non-affiliated customer.
     Subsequent event:
     In May 2007, we entered into an agreement with Goldmen Electronic Co. Ltd. (“Goldmen”), with a manufacturing facility in Guangdong, China, pursuant to which we agreed to pay Goldmen $1,682,220 in exchange for Goldmen’s manufacture and delivery to us of musical instruments in order for us to meet our delivery requirements of these instruments in the first week of September 2007. In July 2007, we learned that Goldmen had filed for bankruptcy and was unable to manufacture the musical instruments we had ordered. Promptly after we learned of Goldmen’s bankruptcy, Capetronic agreed to manufacture the musical instruments on substantially the same terms and conditions, including the price, as Goldmen had agreed to manufacture them. Accordingly, on July 12, 2007, we purchased from Goldmen the molds and equipment necessary for Capetronic to manufacture the musical instruments for approximately $124,000, and on or about July 16, 2007, we made an upfront payment of $1,682,220 to Capetronic. On July 20, 2007, Capetronic advised us that it was unable to manufacture the musical instruments for us because it did not have the requisite governmental licenses to do so. Capetronic’s prior inability to manufacture the goods has since been rectified by a third party who holds the requisite governmental licenses. In accordance with a Board resolution in February 2007 requiring review of related party transactions in excess of $500,000, the management Related Party Transaction Committee reviewed and approved this transaction. The transaction was also approved by the Audit Committee in July 2007.
NOTE 8 – BORROWINGS
Short-term Borrowings
          At June 30, 2007 and 2006, short-term borrowings consisted of amounts outstanding under foreign bank facilities held by the Company’s foreign subsidiaries. Availability under the foreign bank facilities totaled $13.5 as of June 30, 2007 and is maintained by the pledge of bank deposits of approximately $3.0 million for each period shown in the following table. These compensating amounts are legally restricted from use for general business purposes and are classified as restricted cash in the current asset section of the balance sheet.

	June 30, 2007	March 31, 2007
	(In thousands)
	(Unaudited)
Foreign bank loans	$616	$3,111

Short term borrowings	$616	$3,111

Long-term Borrowings
          As of June 30, 2007 and March 31, 2007, borrowings under long-term facilities consisted of the following:

	June 30, 2007	March 31, 2007
	(In thousands)
	(Unaudited)
Mortgage payable	$548	$567
Capitalized lease obligations and other	249	230

	797	797
Less current maturities	(150)	(146)

Long term debt and notes payable	$647	$651

          Credit Facility – On December 23, 2005, Emerson entered into a $45.0 million Revolving Credit Agreement with Wachovia Bank. The loan agreement provides for a $45.0 million revolving line of credit for revolving loans subject to individual maximums which, in the aggregate, are not to exceed the lesser of $45.0 million or a “Borrowing Base” as defined in the loan agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime (8.25% as of June 30, 2007) plus 0.00% to 0.50% or, at Emerson’s election, the London Interbank Offered Rate (“LIBOR” which was 5.32% as of June 30, 2007) plus 1.25% to 2.25% depending on excess availability. Pursuant to the Revolving Credit Agreement, Emerson is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender’s prior consent and is subject to certain leverage financial covenants. Amounts outstanding under the loan agreement will be secured by substantially all of Emerson’s tangible assets.
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
          At June 30, 2007, there were no borrowings outstanding under the facility. The effective interest rate on such borrowings was 8.25% at June 30, 2007.
          As of June 30, 2007, the carrying value of this credit facility approximated fair value.
     As a result of the related party transactions entered into between Emerson and affiliates of Grande described in Note 7, Emerson may have been deemed to be in breach of certain covenants contained in Emerson’s credit facility, including a covenant restricting Emerson from lending money and from entering into related party transactions without the consent of its lender. The lender under the credit facility agreed to waive such breaches and Emerson and the lender negotiated an amendment to the credit facility. Under the amendment, (i) Emerson granted the lender a security interest in the $23 million Note and the Guaranty referred to in Note 7, (ii) a failure (following a 15 day cure period) by the borrowers to make payments to Emerson as required by the terms of the Note would be deemed a default under the credit facility, (iii) the number of field audits by the lender was increased from two to three each year and (iv) Emerson was required to pay $125,000 to the lender in connection with the amendment. All amounts due under the $23 million Note were repaid in full as of June 3, 2007. As of August 14, 2007 the amendment fee of $125,000 was repaid by Capetronic to Emerson.
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
•	the loss of any of our key customers or reduction in the purchase of our products by any such customers;

•	Our inability to maintain effective internal controls or the failure by our personnel to comply with such internal controls;

•	the failure to maintain our relationships with our licensees and distributors or the failure to obtain new licensees or distribution relationships on favorable terms;

•	our inability to anticipate market trends, enhance existing products or achieve market acceptance of new products;

•	our dependence on a limited number of suppliers for our components and raw materials;

•	our dependence on third party manufacturers to manufacture and deliver our products;

•	the seasonality of our business, as well as changes in consumer spending and economic conditions;

•	the failure of third party sales representatives to adequately promote, market and sell our products;

•	our inability to protect our intellectual property;

•	the effects of competition;

•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which we operate;

•	conflicts of interest that exist based on our relationship with Grande;

•	the outcome of the Audit Committee’s review of our related party transactions and internal controls;

•	changes in accounting policies, rules and practices; and

•	the other factors listed under “Risk Factors” in our Form 10-K, as amended, for the fiscal year ended March 31, 2007 and other filings with the Securities and Exchange Commission (the “SEC”).

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
          Results of Operations
               We operate in one segment, the consumer electronics segment, as presented in the following Management’s Discussion and Analysis.
               The following table summarizes certain financial information for the three month period ended June 30, 2007 (fiscal 2008) and the three month periods ended June 30, 2006 (fiscal 2007) (in thousands):

	Three Months Ended
	June 30
	2007	2006
	(Unaudited)
Net revenues	$52,688	$55,241

Cost of sales	45,248	47,840
Other operating costs	1,796	1,599
Selling, general and administrative costs	4,977	5,207
Non-cash compensation costs	79	105

Operating income	588	490

Interest income, net	233	105

Income before income taxes taxes	821	595
Provision for income taxes	379	14

Net Income	$442	$581

Net Revenues — Net revenues for the first quarter of fiscal 2008 were $52.7 million as compared to $55.2 million for the first quarter of fiscal 2007, a decrease of $2.5 million or 4.5%. Net revenues are comprised of Emerson® branded product sales, themed product sales and licensing revenues. Emerson® branded product sales are earned from the sale of products bearing the Emerson® or HH Scott® brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson® and HH Scott® brand names to licensees for a fee. The decrease in net revenues was comprised of:
i)	Emerson® branded products sales of $48.7 million in the first quarter of fiscal 2008 compared to $51.4 million in the first quarter of fiscal 2007, a decrease of $2.7 million, or 5.3%, primarily resulting from decreased sales volumes in audio product lines and Ipod® compatible product category, partially offset by an increase in the microwave ovens category;

ii)	Themed product sales of $2.2 million in the first quarter of fiscal 2008 compared to $2.3 million in the first quarter of fiscal 2007, a decrease of $119,000, or 5.2%, primarily due to the discontinuance of Nickelodeon® themed products, partially offset by start-up sales of Mattel® themed products;

iii)	Licensing revenues of $1.7 million in the first quarter of fiscal 2008 compared to $1.5 million in the first quarter of fiscal 2007, an increase of $176,000, or 11.7% primarily due to the commencement of several new licensing agreements in the first quarter of fiscal 2008; and

iv)	In fiscal 2007 Emerson charged agent fees of $85,000, or 0.2% of net revenue, to Sansui Sales PTE, Ltd and Akai Sales PTE, Ltd, both of which are related parties to Emerson, for assistance in procuring their product. See Note 7 “Related Party Transactions”. No related party revenue was recorded in the three months ending June 30, 2006.
Cost of Sales — In absolute terms, cost of sales decreased $2.6 million, or 5.4%, to $45.2 million in the first quarter of fiscal 2008 as compared to $47.8 million in the first quarter of fiscal 2007. Cost of sales, as a percentage of net revenues, was 85.9% in the first quarter of fiscal 2008 as compared to 86.6% in the first quarter of fiscal 2007. Cost of sales as a percentage of sales revenues less license revenues decreased to 88.8% in the first quarter of fiscal 2008 from 89.1% in the first quarter of fiscal 2007. The decrease in cost of sales in absolute terms was primarily related to the decrease in sales volume. The decrease in cost of sales as a percentage of net revenues and in absolute terms resulted from a decrease in inventory reserves and royalty expense offset by an increase related to reserves for sales returns. The decrease in inventory reserves resulted from the reduction of inventory levels of a discontinued themed-product line, which were fully reserved in our previous quarter; however, there was also an offsetting impact on margins for this themed-product line as a consequence.
Gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the price categories of the consumer electronics market in which we compete. Our products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive.
Other Operating Costs and Expenses — As a result of a shift away from direct import sales, other operating costs and expenses as a percentage of net revenues were 3.4% in the first quarter of fiscal 2008 and 2.9% in the first quarter of fiscal 2007. In absolute terms, other operating costs and expenses increased $197,000, or 12.3%, to $1.8 million for fiscal 2008 as compared to $1.6 million in fiscal 2007. The increase in absolute terms was the result of increased warehousing and brokerage costs.
Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, were relatively unchanged at 9.4% in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. S,G&A, in absolute terms, decreased $209,000, or 4.0%, to $5.0 million in the first quarter of fiscal 2008 as compared to $5.2 million for the first quarter of fiscal 2007. The decrease in S,G&A in absolute terms between the first quarter of fiscal 2008 and 2007 was primarily due to severance pay in the first quarter of the prior fiscal year of $300,000, a gain on the sale of marketable securities of $205,000, a decrease in accounts receivable reserves of $233,000, and a decrease in variable selling expenses of $106,000 offset by an increase in salaries and bonuses of $460,000, professional fees of $139,000, and trade show expenses of $109,000.
Non Cash Compensation – Non cash compensation relates to stock options expense associated with the adoption of SFAS 123R “Share-Based Payments.” Stock based costs decreased to $79,000 (0.1% of net revenues) in the first quarter of fiscal 2008 compared to $105,000 (0.2% of net revenues) in the first quarter of fiscal 2007.
Interest Income, net — Interest income, net, included $163,000 interest income on a note receivable from a related party. See Note 7 — “Related Party Transactions.” As a result, interest income, net, increased $128,000, or 121.9%, to $233,000 (0.4% of net revenues) in the first quarter of fiscal 2008 from $105,000 (0.2% of net revenues) in the first quarter of fiscal 2007. The increase was primarily attributable to the related party interest income as well as money market account interest.
Provision (benefit) for Income Taxes — Our provision for income taxes, which primarily represents the deferred tax charges associated with our profits in the United States, resulted in a provision of $379,000 for the three months ended June 30, 2007, or 0.7% of net revenues, as compared to a provision of $14,000 for the three months ended June 30, 2006, or less than 1% of net revenues.
Net Income- As a result of the foregoing factors, net income amounted to $442,000 (0.8% of net revenues) for the first quarter of fiscal 2008 as compared to $581,000 (1.0% of net revenues) in the first quarter of fiscal 2007.
Liquidity and Capital Resources
     As of June 30, 2007, we had cash and cash equivalents of approximately $23.2 million, compared to approximately $15.3 million at June 30, 2006. Working capital was $67.2 million at June 30, 2007 and March 31, 2007. The increase in cash and cash equivalents of approximately $7.9 million was primarily due to increases in cash provided by operating activities, partially offset by cash used by financing activities, as described in the following paragraphs.
     Operating cash flow provided by continuing operating activities was approximately $23.9 million for the three months ended June 30, 2007, resulting from the repayment to Emerson of financing provided to an affiliate in the prior fiscal year (see Note 7 – “Related Party Transactions”), primarily offset by growth in inventory and accounts receivable in the first quarter of fiscal 2008 as well as their asset allowances. Current payables increased $20.1 million, which is related to inventory growth.
     Net cash used by investing activities was $126,000 for the three months ended June 30, 2007 and resulted primarily from purchases of tooling by a foreign subsidiary related to sourcing of product, computer equipment, and improvements in one of our warehouses.
     Net cash used by financing activities was $2.5 million for the three months ended June 30, 2007, resulting primarily from repayments of outstanding loans of a foreign subsidiary. While cash used for the financing of inventory purchases has been repaid in the current quarter, cash was also utilized for payments on certain equipment leases which have been capitalized and the mortgage of a foreign subsidiary.
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
     At June 30, 2007, there were approximately $24.6 million of letters of credit outstanding under this facility. There were no borrowings outstanding at June 30, 2007 under this facility. At June 30, 2007, we were in compliance with the covenants on our credit facilities.
     Our foreign subsidiaries maintain various credit facilities, aggregating $17.5 million, with foreign banks consisting of the following:
•	two letter of credit facilities totaling $10.0 million which are used for inventory purchases; and

•	two back-to-back letter of credit facilities totaling $7.5 million.
At June 30, 2007, our foreign subsidiaries pledged approximately $3.0 million in certificates of deposit to these banks to assure the availability of the $17.5 million credit facilities. The compensating amount of $3.0 million in cash is legally restricted from use for general business purposes. At June 30, 2007, there were approximately $4.0 million of letters of credit outstanding under these credit facilities.
     Short-Term Liquidity. Liquidity is impacted by our seasonality in that we generally record the majority of our annual sales in the quarters ending September and December. This requires us to maintain higher inventory levels during the quarters ending June and September, therefore increasing the working capital needs during these periods. Additionally, we receive the largest percentage of product returns in the quarter ending March. The higher level of returns during this period adversely impacts our collection activity, and therefore our liquidity. Management believes that continued sales margin improvement and the policies in place for returned products should continue to favorably impact our cash flow. In the three months ended June 30, 2007, products representing approximately 35% of net revenues were imported directly to our customers. This contributes significantly to Emerson’s liquidity in that this inventory does not need to be financed by us.
Our principal existing sources of cash are generated from operations and borrowings available under our revolving credit facilities. As of June 30, 2007, we had $36.6 million of borrowing capacity available under our $45.0 million revolving credit facilities, as there were $24.6 million of letters of credit outstanding, and no outstanding loans. In addition, at March 31, 2007, we had $17.5 million of letter of credit facilities, of which approximately $13.5 million was available. We believe that our existing sources of cash, including cash flows generated from operations, will be sufficient to support our existing operations over the next 12 months; however, we may raise additional financing, which may include the issuance of equity securities, or the incurrence of additional debt, in connection with our operations or if we elect to grow our business through acquisitions.
     The following summarizes our obligations at June 30, 2007 for the periods shown (in thousands):

	Payment due by period
		Less than			More than 5
	Total	1 year	1 – 3 years	3 – 5 years	years

Notes and mortgages payable	$549	$74	$148	$148	$179
Capital lease obligations	248	76	144	28	—
Lease-related party	102	102	—	—
Leases- non-affiliate	4,792	1,436	2,587	769	—

Total	$5,691	$1,688	$2,879	$945	$179

               There were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of June 30, 2007.
               Emerson has contracted to sell its office location in Macao to a non-affiliated buyer for approximately $2.0 million. Emerson has received a deposit of approximately $300,000 from the buyer and paid a commission to Vigers Hong Kong Ltd, a property agent and subsidiary of Grande. See Note 7 – “Related Party Transactions.” The date scheduled for closing the sale is September 27, 2007.
Critical Accounting Policies
               For the three month period ended June, 2007, there were no significant changes to our accounting policies from those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
Inflation, Foreign Currency, and Interest Rates
               Neither inflation nor currency fluctuations had a significant effect on our results of operations during the first quarter of fiscal 2008. Our exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders. We purchase virtually all of our products from manufacturers located in China.
               The interest on any borrowings under our credit facilities would be based on the prime and LIBOR rate. We believe that given the present economic climate, interest rates, while expected to rise, are not expected to increase significantly during the coming year.

     Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no significant changes from items disclosed in Form 10-K for the fiscal year ended March 31, 2007.
     Item 4. Controls and Procedures
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

Based on their evaluation as of June 30, 2007, our principal executive officer and principal financial officer have concluded that, for the reasons set forth below under “Changes In Internal Control Over Financial Reporting”; our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

In two transactions described in Note 7 (Related Party Transactions) our financial statements included in this report on Form 10-Q, Emerson’s internal control process was bypassed. In the transaction involving the 42” plasma televisions, purchase orders were issued, letters of credit were authorized and funds were advanced as a deposit with Capetronic, an affiliate of Grande, with only minimal involvement from the Treasury, Sales or Finance Departments under Emerson’s system of internal control. In addition, the distributor to which Emerson sold the television sets remitted approximately 25% of the monies due to Capetronic rather than to Emerson which then received the funds at a later time. Documentation of the entire transaction was also deficient.

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

As described under Note 7 to our financial statements, during the quarter ended December 31, 2006, we and affiliates of Grande entered into a number of related party transactions that resulted in loans and letters of credit under our credit facility being issued for the benefit of affiliates of Grande. These loans were (i) subject to a repayment schedule that commenced on April 1, 2007 and ended on June 3, 2007 as set forth in the Note and (ii) guaranteed by Grande. All obligations under the Note were satisfied by June 3, 2007. The Company’s Audit Committee conducted an initial review of these transactions and concluded that these financing transactions (i) were not made on substantially the same terms, including interest rates and collateral and return on investment, as those prevailing at the time for comparable transactions with unrelated persons, and (ii) involved more than the normal risk of collectibility. In addition, the review of the transactions revealed material weaknesses in the Company’s internal controls. The deficiencies that were uncovered related to (i) one or more senior managers failing to follow the Company’s existing internal controls over purchases and sales of inventory and utilization of the Company’s credit facilities and (ii) the lack of documentation related to such related party transactions. These events have also raised concerns about the Company’s overall control environment. Although such events may not result in any adjustment to the Company’s financial statements, such events reflect material weaknesses with respect to the Company internal controls.

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
     Except as set forth above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          The Company is not a party to, and none of its property is the subject of, any pending legal proceedings other than routine litigation that is incidental to its business.
Item 1A. Risk Factors
          There were no changes in any risk factors previously disclosed in our Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2007.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases:
          For the quarter ended June 30, 2007, we did not repurchase any shares under Emerson Radio Corp.’s common stock share repurchase program. The share repurchase program was publicly announced in September 2003 to repurchase up to 2,000,000 shares of Emerson’s outstanding common stock. Share repurchases are made from time to time in open market transactions in such amounts as determined in the discretion of Emerson’s management within the guidelines set forth by Rule 10b-18 under the Securities Exchange Act. Prior to the June 30, 2007 quarter, the Company repurchased 1,267,623 shares under this program. As of June 30, 2007, the maximum number of shares that are available to be repurchased under Emerson Radio Corp.’s common share repurchase program was 732,377. No shares have been repurchased under the program since June 14, 2005.

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

EMERSON RADIO CORP. (Registrant)
/s/ Adrian Ma
Date: August 14, 2007	Adrian Ma Chief Executive Officer (Principal Executive Officer)
/s/ Greenfield Pitts
Date: August 14, 2007	Greenfield Pitts Chief Financial Officer (Principal Financial and Accounting Officer)