Form 10-Q
period 2007-09-30
EMERSON RADIO CORP
filed 2007-11-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
☐ Large accelerated filer                    ☐ Accelerated filer                    ☑ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
     Indicate the number of shares outstanding of common stock as of November 14, 2007: 27,129,832.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except earnings per share data)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2007	2006	2007	2006

Net revenues
Net revenues	$57,823	$99,588	$110,426	$154,829
Net revenues-related party	39	—	124	—

	57,862	99,588	110,550	154,829

Costs and expenses:
Cost of sales	51,393	65,736	96,641	113,576
Cost of sales-related party purchases	—	20,942	—	20,942
Other operating costs and expenses	1,548	1,426	3,344	3,025
Selling, general and administrative expenses (exclusive of non-cash compensation shown below)	5,307	5,620	10,284	10,806
Acquisition costs incurred	—	—	—	21
Non-cash compensation (recovered)	(266)	(50)	(187)	55

	57,982	93,674	110,082	148,425

Operating income (loss)	(120)	5,914	468	6,404
Gain on sale of building	854	—	854	—
Interest income (expense), net	(66)	(212)	4	(107)
Interest income-related party	—	—	163	—

Income before income taxes	668	5,702	1,489	6,297
Provision for income taxes	3,952	1,898	4,331	1,912

Net income (loss)	$(3,284)	$3,804	$(2,842)	$4,385

Net income (loss) per share:
Basic	$(0.12)	$0.14	$(0.10)	$0.16
Diluted	$(0.12)	$0.14	$(0.10)	$0.16
Weighted average shares outstanding:
Basic	27,130	27,077	27,122	27,071
Diluted	27,130	27,106	27,122	27,123
The accompanying notes are an integral part of the interim
consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	September 30, 2007	March 31, 2007(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,406	$1,851
Restricted cash	3,000	3,000
Accounts receivable (less allowances of $3,407 and $3,573, respectively)	31,199	19,375
Other receivables	1,939	1,536
Due from affiliates	1,219	24,690
Net inventory	61,362	32,463
Prepaid expenses and other current assets	3,602	3,376
Deferred tax assets	4,716	5,737

Total current assets	114,443	92,028
Property, plant and equipment, net	1,553	2,492
Trademarks and other intangible assets, net	291	311
Deferred tax assets	4,718	4,067
Other assets	655	510

Total assets	$121,660	$99,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$5,606	$3,111
Current maturities of long-term borrowings	75	146
Accounts payable and other current liabilities	43,697	20,044
Accrued sales returns	865	1,191
Income taxes payable	433	306
Deferred tax liabilities	—	47

Total current liabilities	50,676	24,845
Long-term borrowings	154	651
Deferred tax liabilities	42	25
Shareholders’ equity:
Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized; 52,965,797 and 52,945,797 shares issued, 27,129,832 and 27,109,832 shares outstanding, respectively	529	529
Capital in excess of par value	117,235	117,371
Accumulated other comprehensive losses	(82)	(82)
Accumulated deficit	(25,980)	(23,017)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	70,788	73,887

Total liabilities and shareholders’ equity	$121,660	$99,408

(A)	Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 filed with the Securities and Exchange Commission in June 2007 and amended in July 2007.
The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(2,842)	$4,385
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	415	298
Non cash compensation	(187)	55
Deferred tax expenses	340	1,507
Asset allowances, reserves and other	(1,316)	1,298
Gain on sale of building	(854)	—
Changes in assets and liabilities:
Accounts receivable	(12,365)	(41,776)
Other receivables	(403)	(330)
Due from affiliates	23,471	—
Inventories	(27,368)	(18,173)
Prepaid expenses and other current assets	(226)	(899)
Deposits — Short Term	—	(28,767)
Other assets	(187)	595
Accounts payable and other current liabilities	23,653	43,139
Income taxes payable	6	367

Net cash provided (used) by operating activities	2,137	(38,301)

Cash flows from investing activities:
Proceeds from sale of building	2,000	—
Additions to property and equipment	(521)	(88)

Net cash provided (used) by investing activities	1,479	(88)

Cash flows from financing activities:
Short-term borrowings	(71)	24,086
Net borrowings under foreign bank facilities	2,495	1,505
Exercise of stock options	51	50
Long-term borrowings	85,203	16,782
Repayments of long-term borrowings	(85,739)	(16,709)

Net cash provided by financing activities	1,939	25,714

Net increase (decrease) in cash and cash equivalents	5,555	(12,675)
Cash and cash equivalents at beginning of period	1,851	17,517

Cash and cash equivalents at end of period	$7,406	$4,842

Supplemental disclosures of non-cash investing and financing activities:
The Company has entered into certain capital lease agreements. For the six month periods ended September 30, 2007 and September 30, 2006, the Company entered into agreements related to approximately $39 and $179 of equipment, respectively, which are excluded from the statement of cash flows as the transactions were non-cash in nature.
Cash paid during the period for:

Interest	$229	$339
Income taxes	$337	$119
The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BACKGROUND AND BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Emerson Radio Corp. (“Emerson”, consolidated — the “Company”), which operates in the consumer electronics business. The consumer electronics business includes the design, sourcing, importing and marketing of a variety of consumer electronic products and the licensing of the “(EMERSON LOGO)” and H.H. Scott(R) trademarks for a variety of products domestically and internationally to certain licensees.
     The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of our consolidated financial position as of September 30, 2007 and the results of operations for the three and six month periods ended September 30, 2007 and September 30, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in our annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2007 (“fiscal 2007”), included in our annual report on Form 10-K, as amended, for fiscal 2007.
     Due to the seasonal nature of Emerson’s business, the results of operations for the three and six month periods ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2008 (“fiscal 2008”).
     Certain reclassifications were made to conform the prior year’s financial statements to the current presentation.
Stock- Based Compensation
The Company accounts for all share based payments in accordance with Statement of Financial Accounting Standard (“FAS”) No. 123R, “Share-Based Payment” (“FAS 123R”). As a result, the Company has applied FAS 123R to new awards and to awards modified, repurchased, or cancelled. Compensation cost for the portion of awards for which the requisite service had not been rendered are being recognized as the requisite service is rendered (generally over the remaining option vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated for pro forma disclosures under previously issued accounting standards. As a result of applying the provisions of FAS 123R, the Company has recorded a recovery of compensation costs of $266,000 and $50,000 for the three months ended September 30, 2007 and September 30, 2006, respectively. For the six month period ended September 30, 2007, the Company recorded a recovery of compensation costs of $187,000, and for the six month period ended September 30, 2006, the Company recorded compensation costs of $55,000.
NOTE 2 — COMPREHENSIVE INCOME
     Comprehensive income for the three month periods ended September 30, 2007 and September 30, 2006 is as follows (in thousands):

	Three months ended		Six months ended
	September 30		September 30
	2007	2006	2007	2006
	(Unaudited)

Net income (loss)	$(3,284)	$3,804	$(2,842)	$4,385
Recognition of realized losses in net income	—	—	—	3
Change in unrealized loss on securities, net	—	(7)	—	(10)

Comprehensive income	$(3,284)	$3,797	$(2,842)	$4,378

NOTE 3 — NET EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	September 30		September 30
	2007	2006	2007	2006
	(Unaudited)

Numerator:
Net income (loss) for basic and diluted earnings per share	$(3,284)	$3,804	$(2,842)	$4,385

Denominator:

Denominator for basic earnings per share — weighted average shares	27,130	27,077	27,122	27,071
Effect of dilutive securities on denominator:
Options and warrants	—	29	—	52

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,106	27,122	27,123

Basic and diluted earnings (loss) per share	$(0.12)	$0.14	$(0.10)	$0.16

NOTE 4- SHAREHOLDERS’ EQUITY
     Outstanding capital stock at September 30, 2007 consisted of common stock and Series A convertible preferred stock. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.
     At September 30, 2007, Emerson had approximately 412,000 options outstanding with exercise prices ranging from $1.00 to $3.23.
     In September 2003, the Company publicly announced the Emerson Radio Corp. common stock repurchase program. The program provides for share repurchase of up to 2,000,000 shares of Emerson’s outstanding common stock. As of September 30, 2007, the Company has repurchased 1,267,623 shares under this program. No shares have been repurchased under the program since June 14, 2005. Repurchases of the Company’s shares are subject to certain conditions under Emerson’s banking facility.
     On October 7, 2003, in connection with a consulting arrangement, the Company granted 50,000 warrants with an exercise price of $5.00 per share. These warrants were valued using the Black-Scholes option valuation model, which resulted in $90,500 being charged to earnings during fiscal 2004. As of September 30, 2007, these warrants had not been exercised.
     On August 1, 2004, in connection with a consulting agreement, the Company granted 50,000 warrants with immediate vesting and an exercise price of $3.00 per share with an expiration date of August 2009. These warrants were valued using the Black-Scholes valuation model, which resulted in $88,500 being charged to earnings during fiscal 2005. As of September 30, 2007, these warrants had not been exercised.
NOTE 5 — INVENTORY
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of September 30, 2007 and March 31, 2007, inventories consisted of the following (in thousands):

	September 30, 2007	March 31, 2007
	(Unaudited)
Finished goods	$64,206	$36,839
Less inventory allowances	(2,844)	(4,376)

Net inventory	$61,362	$32,463

NOTE 6 — INCOME TAXES
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
     In August 2006, the Company was notified by the Franchise Tax Board of the State of California (“FTB”) that it had suspended in California the rights, powers and privileges of a predecessor company due to that predecessor’s failure to pay state taxes, interest and penalties for tax years from 1977 to 1998 in the aggregate amounts of approximately $5.1 million. On October 22, 2007 Wachovia Bank, NA received a notice of lien from the FTB in the amount of $5.7 million, and on November 8, 2007 Wachovia Bank, NA remitted $2.3 million of the Company’s funds to the FTB. As of the date of this filing, there are no such liens on the Company’s accounts. The Company has accrued an amount based upon management’s best estimate as to the ultimate amount payable. Accruals made in relation to this matter have been recorded as a component of income tax expense.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold which a tax position is required to attain before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption of FIN 48, as of April 1, 2007, we recorded a net increase to accumulated deficit of $121,000, including approximately $68,000 related to accrued interest and penalties related to state income tax matters.
     As of April 1, 2007, the Company had $121,000 of unrecognized tax benefits related to state taxes. All of the unrecognized tax benefits could impact our effective tax rate if recognized.
     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statement of Operations and totaled $4,000. Accrued interest and penalties were $68,000 as of September 30, 2007 and are recognized in the Statement of Financial Position.
     The effective tax rate for the respective six months ended September 30, 2007 differs from the federal statutory rate primarily as a result of accruals made in relation to the California franchise tax issue described in the second paragraph of this note. The effective tax rate for the respective six months ended September 30, 2006 differs from the federal statutory rate primarily as a result of state income taxes.
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
NOTE 7 — RELATED PARTY TRANSACTIONS
     On December 5, 2005, The Grande Holdings Limited (“Grande”) purchased approximately 37% (10,000,000 shares) of the Company’s outstanding common stock from our former Chairman and Chief Executive Officer, Geoffrey P. Jurick. Since the initial purchase of common stock, Grande has increased its holdings of Emerson Radio Corp. common stock through open market purchases and private sales to approximately 57.6% of our outstanding common shares, as of the date of September 30, 2007. On September 21, 2007, Grande acquired 1,853,882 shares pursuant to a Stock Purchase Agreement with a stockholder who was formerly a beneficial owner of more than five percent of outstanding common shares.
     In October 2006, Emerson entered into an agreement with a consumer electronics distributor , APH (the “Licensee”), pursuant to which, among other things, Emerson agreed to grant the Licensee a license to distribute and sell LCD televisions (“LCD sets”) in North America under Emerson’s “H.H. Scott” brand name. The licensee has a distributor relationship with Grande, a related party to Emerson. In the fiscal quarter ended December 31, 2006, the Licensee began selling 32” and 37” LCD sets to a major United States based retailer. Pursuant to the terms of the agreement with the licensee, Emerson was paid a royalty of $110,000 as a result of such sales through March 31, 2007. No sales of LCD televisions pursuant to this agreement occurred and no royalty was paid to Emerson under this agreement during the six month period ended September 30, 2007.
     During the third quarter of fiscal 2007, Emerson provided unsecured financial assistance to Capetronic Display Limited (“Capetronic”), Nakamichi Corporation (“Nakamichi”), Akai Electric (China) Co. Ltd. (“Akai”), and Sansui Electric (China) Co. (“Sansui”), each of which is a wholly-owned subsidiary of Grande, the manufacturer of the LCD sets, in the form of letters of credit and loans which aggregated approximately $22.0 million at December 31, 2006. In reviewing the documentation for certain of the letters of credit referred to above, Emerson determined that some of the parts for which letters of credit were opened were to be used for the manufacture of 27” and 42” television sets to be sold to the Licensee by Akai. Emerson had no direct or indirect interest in such sales, and Capetronic paid Emerson $57,000 as a fee for facilitating such transaction.
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
     Since August 2006, Emerson has been providing to Sansui Sales PTE Ltd (“Sansui Sales”) and Akai Sales PTE Ltd (“Akai Sales”), both of which are subsidiaries of Grande, assistance with acquiring their product. Emerson issues purchase orders to third-party suppliers who manufacture this product, and Emerson issues sales invoices to Sansui Sales’ and Akai Sales’ at gross amounts for this product. Financing for this product is provided by Sansui Sales’ and Akai Sales’ customers in the form of transfer letters of credit to the suppliers, and goods are shipped directly from the suppliers to Sansui Sales’ and Akai Sales’ customers. Emerson recorded income totaling $95,000 for providing this service in the six months ended September 30, 2007. Akai Sales and Sansui Sales collectively owe Emerson $398,000 at September 30, 2007 as a result of these transactions.
     Effective January 1, 2006, we entered into a lease for office space in Hong Kong with Grande and an agreement for services in connection with this office space rental from Grande, which was extended through December 31, 2008, and which will expire at that date unless terminated earlier by either party upon three months prior written notice of termination by either party. For the fiscal year ended March 31, 2007, we incurred expenses to Grande of approximately $429,000 under these arrangements. We incurred rent expense with Grande of approximately $44,000 and $61,000 for the three month periods ended September 30, 2007 and September 30, 2006, respectively. Rent expense with Grande was $78,000 and $113,000 for the six month periods ended September 30, 2007 and September 30, 2006, respectively. The amount of expense incurred with Grande for all other services in connection with this office space rental was approximately $15,000 and $43,000 for the three month periods ended September 30, 2007 and September 30, 2006, respectively. The amount of expense incurred with Grande for all other services in connection with this office space rental was approximately $115,000 and $122,000 for the six month periods ended September 30, 2007 and September 30, 2006, respectively.
     In May 2007 Emerson paid a $10,000 commission to Vigers Hong Kong Ltd (“Vigers”), a property agent and a subsidiary of Grande, related to the sale of a building owned by Emerson to an unaffiliated buyer. Also, Emerson received a deposit of approximately $300,000 from the buyer on this date. The sale was concluded on September 27, 2007. An additional $10,000 commission was paid to Vigers by Emerson on the closing date of the sale of the property. Emerson received the balance of the purchase price of approximately $1,700,000 on September 27, 2007, the closing date of the sale.
     In June 2007 Emerson paid a one-time sales commission in the amount of $14,000 to an Executive Director of Grande Holdings, who is also Emerson’s President-International Sales and also a Director of Emerson. The commission was 50% of the net margin on a sale by Emerson to an unaffiliated customer.
     In May 2007, we entered into an agreement with Goldmen Electronic Co. Ltd. (“Goldmen”), pursuant to which we agreed to pay $1,682,220 in exchange for Goldmen’s manufacture and delivery to us of musical instruments in order for us to meet our delivery requirements of these instruments in the first week of September 2007. In July 2007, we learned that Goldmen had filed for bankruptcy and was unable to manufacture the musical instruments we had ordered. Promptly after we learned of Goldmen’s bankruptcy, Capetronic agreed to manufacture the musical instruments on substantially the same terms and conditions, including the price, as Goldmen had agreed to manufacture them. Accordingly, on July 12, 2007, we paid Tomei Shoji Limited, an affiliate of Grande, $125,000 to acquire from Goldmen and deliver to Capetronic the molds and equipment necessary for Capetronic to manufacture the musical instruments. On or about July 16, 2007, we made two upfront payments totaling $546,000 to Capetronic. In our last 10-Q filing and in our filing of form 10-K/A for March 31, 2007, we stated that Emerson had made an upfront payment to Capetronic of $1,682,220; however, this statement was made in error. The amount of the total upfront payment should have been $546,000. The reason this error was made was that we sent working capital of $1.7 million to one of our subsidiaries from which only $546,000 was paid to Capetronic and the remainder was used by the subsidiary for working capital purposes. The total amount of working capital sent to our subsidiary was mistakenly communicated as the amount sent to Capetronic. On July 20, 2007, Capetronic advised us that it was unable to manufacture the musical instruments for us because it did not have the requisite governmental licenses to do so. As of September 30, 2007, Capetronic physically possesses the musical instrument molds owned by Emerson and owes to Emerson $546,000 for the upfront advances made in anticipation of Capetronic’s manufacture of the instruments.
In June 2007, Emerson and Capetronic signed an agreement for Emerson to provide freight forwarding services to Capetronic, whereupon Emerson will pay the costs of importation of Capetronic’s inventory on Capetronic’s behalf. Under the agreement, Emerson is also to arrange for the inventory to be received at a port of entry, cleared through the United States Customs Service using Emerson’s regularly engaged broker, and transfer the inventory to a common carrier as arranged by Capetronic’s customer. If Capetronic’s customer has not made such arrangements with a common carrier, Emerson is to transfer the inventory to Emerson’s warehouse for storage or make other arrangements with a public warehouse. Following the transfer of Capetronic’s inventory, Emerson is required to provide Next Day delivery of all importation documents and bills of lading to Capetronic’s customer. Capetronic agrees to reimburse Emerson for all costs incurred by Emerson in connection with the activity just described within thirty days of demand by Emerson, after which interest will accrue. As compensation, Capetronic agrees to pay Emerson a service fee of 12% of the importation costs. For the three months ended September 30, 2007, Emerson has billed Capetronic for the reimbursement of importation costs totaling $246,000 and a commission of $29,000. An amount of $275,000 is due to Emerson by Capetronic under this freight forwarding agreement as of September 30, 2007.
NOTE 8 — BORROWINGS
Short-term Borrowings
     At September 30, 2007 and March 31, 2007, short-term borrowings consisted of amounts outstanding under foreign bank facilities held by the Company’s foreign subsidiaries. Availability under the foreign bank facilities totaled $9.4 million as of September 30, 2007 and is maintained by the pledge of bank deposits of approximately $3.0 million for each period shown in the following table. These compensating amounts are legally restricted from use for general business purposes and are classified as restricted cash in the current asset section of the balance sheet.

	September 30, 2007	March 31, 2007
	(In thousands)
	(Unaudited)
Foreign bank loans	$5,606	$3,111

Short term borrowings	$5,606	$3,111

Long-term Borrowings
     As of September 30, 2007 and March 31, 2007, borrowings under long-term facilities consisted of the following:

	September 30, 2007	March 31, 2007
	(In thousands)
	(Unaudited)
Mortgage payable	$—	$567
Capitalized lease obligations and other	229	230

	229	797
Less current maturities	(75)	(146)

Long term debt and notes payable	$154	$651

     Credit Facility — On December 23, 2005, Emerson entered into a $45.0 million Revolving Credit Agreement with Wachovia Bank. The loan agreement provides for a $45.0 million revolving line of credit for revolving loans subject to individual maximums which, in the aggregate, are not to exceed the lesser of $45.0 million or a “Borrowing Base” as defined in the loan agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from

Prime (7.75% as of September 30, 2007) plus 0.00% to 0.50% or, at Emerson’s election, the London Interbank Offered Rate (“LIBOR” which was 5.24% as of September 30, 2007) plus 1.25% to 2.25% depending on excess availability. Pursuant to the Revolving Credit Agreement, Emerson is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender’s prior consent and is subject to certain leverage financial covenants. Amounts outstanding under the loan agreement will be secured by substantially all of Emerson’s tangible assets.
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
     At September 30, 2007, there were no borrowings outstanding under the facility. The effective interest rate on such borrowings was 7.75% at September 30, 2007.
     As of September 30, 2007, the carrying value of this credit facility approximated fair value.
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
          The following table summarizes certain financial information for the three and six month periods ended September 30, 2007 (fiscal 2008) and the three and six month periods ended September 30, 2006 (fiscal 2007) (in thousands):

	Three Months Ended		Six Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Unaudited)
Net revenues	$57,862	$99,588	$110,550	$154,829
Cost of sales	51,393	86,678	96,641	134,518
Other operating costs	1,548	1,426	3,344	3,025
Selling, general and administrative costs	5,307	5,620	10,284	10,806
Acquisition costs incurred	—	—	—	21
Non-cash compensation costs (recovered)	(266)	(50)	(187)	55

Operating income (loss)	(120)	5,914	468	6,404
Gain on sale of building	854	—	854	—
Interest income (expense), net	(66)	(212)	167	(107)

Income before income taxes	668	5,702	1,489	6,297
Provision for income taxes	3,952	1,898	4,331	1,912

Net Income (loss)	$(3,284)	$3,804	$(2,842)	$4,385

Net Revenues — Net revenues for the second quarter of fiscal 2008 were $57.9 million as compared to $99.6 million for the second quarter of fiscal 2007, a decrease of $41.7 million or 41.9%. For the six month period of fiscal 2008, net revenues were $110.5 million as compared to $154.8 million for the six month period of fiscal 2007, a decrease of $44.3 million or 28.6%. Net revenues are comprised of Emerson(R) branded product sales, themed product sales and licensing revenues. Emerson(R) branded product sales are earned from the sale of products bearing the Emerson(R) or HH Scott(R) brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson(R) and HH Scott(R) brand names to licensees for a fee. The decrease in net revenues was comprised of:
i)	Emerson(R) branded products sales of $53.6 million in the second quarter of fiscal 2008 as compared to $64.6 million in the second quarter of fiscal 2007, a decrease of $11.0 million, or 17.0%. Emerson(R) branded products sales were $102.2 million in the six month period of fiscal 2008 as compared to $116.0 million in the six month period of fiscal 2007, a decrease of $13.8 million, or 11.9%. The decrease for the three and six month periods primarily resulted from decreased sales volumes in several audio product lines and the Ipod(R) compatible product category, partially offset by an increase in the microwave ovens and clock radios categories;

ii)	During the second quarter of fiscal 2007, Emerson had promotional item sales to ESI International of $20.8 million, associated with a major holiday promotion with one of our major customers. In addition to increasing net revenues, this promotional sale resulted in an increase in accounts payable and other current liabilities and accounts receivable of $20.6 million and $20.8 million, respectively, in the period ended September 30, 2006 as well as an increase in short term deposits of $28.8 million in the same period due to parts and inventory purchases related to this sale. In order to fund these purchases, short term borrowings through our revolving line of credit increased by $24.0 million for the period ended September 30, 2006. These short term borrowings were repaid in the three months ended December 31, 2006;

iii)	Themed product sales of $2.6 million in the second quarter of fiscal 2008 compared to $12.7 million in the second quarter of fiscal 2007, a decrease of $10.1 million, or 79.5%. For the six month period of fiscal 2008, themed product sales were $4.8 million as compared to $15.0 million for the six month period of fiscal 2007, a decrease of $10.2 million or 68.0%. The decrease for the three and six month periods was primarily a result of the discontinuance of Nickelodeon(R) themed products, partially offset by sales of Mattel(R) themed products which began in the fourth quarter of fiscal 2007;

iv)	Licensing revenues increased approximately $205,000, or 13.7%, to $1.7 million in the second quarter of fiscal 2008 as compared to $1.5 million in the second quarter of fiscal 2007. For the six month period of fiscal 2008, licensing revenues increased $381,000, or 12.7%, to $3.4 million as compared to $3.0 million in the six months of fiscal 2007. The increase in licensing revenue for the three and six month periods was primarily due to the commencement of several new licensing agreements; and

v)	In the second quarter and six month period of fiscal 2008, Emerson charged agent fees of $10,000 and $95,000, respectively, to Sansui Sales PTE, Ltd and Akai Sales PTE, Ltd, both of which are related parties to Emerson, for assistance in procuring their product. In the second quarter and six month period of fiscal 2008, Emerson charged commissions of $29,000 to Capetronic Displays, Ltd, which is a related party to Emerson, for importation assistance. See Note 7 “Related Party Transactions”. No related party revenue was recorded in the second quarter and six month period of fiscal 2007.
Cost of Sales — In absolute terms, cost of sales decreased $35.3 million, or 40.7%, to $51.4 million in the second quarter of fiscal 2008 as compared to $86.7 million in the second quarter of fiscal 2007. In absolute terms, cost of sales was $96.6 million in the six month period of fiscal 2008 as compared to $134.5 million in the six months of fiscal 2007. Cost of sales, as a percentage of net revenues, was 88.8% and 86.8% in the second quarters of fiscal 2008 and fiscal 2007, respectively, and 87.4% and 86.7% in the six month periods of fiscal 2008 and fiscal 2007, respectively. Cost of sales as a percentage of sales revenues less license revenues increased to 91.5% in the second quarter of fiscal 2008 from 88.1% in the second quarter of fiscal 2007. Cost of sales as a percentage of sales revenues less license revenues increased to 90.2% in the six month period of fiscal 2008 from 88.4% in the six month period of fiscal 2007. As a percentage of net revenues for the second quarter and six month period of fiscal 2007, cost of sales associated with purchases from Capetronic Displays Ltd, a related party, was 21.0% and 13.5%, respectively. The decrease in cost of sales in absolute terms for the second quarter of fiscal 2008 as compared to fiscal 2007 was primarily related to the decrease in sales volume and royalty expense and an increase in the prior year related to reserves for sales returns offset by an increase in warehousing costs. The decrease in cost of sales in absolute terms for the six month period of fiscal 2008 as compared to fiscal 2007 was primarily related to the decrease in sales volume as well as a decrease in inventory reserves and royalty expense. The increase in cost of sales as a percentage of net revenues for the second quarter of fiscal 2008 as compared to fiscal 2007 resulted from less robust margins in several audio categories as well as an increase in warehousing costs. The increase in cost of sales as a percentage of net revenues for the six months of fiscal 2008 as compared to fiscal 2007 resulted from less robust margins in several audio categories offset by a decrease in inventory costs due to a decrease in inventory reserves. The decrease in inventory reserves resulted primarily from the reduction of inventory levels of a discontinued themed-product line, which were fully reserved in our previous quarter; however, there was also an offsetting impact on margins for this themed-product line as a consequence.
Gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the categories of the consumer electronics market in which we compete. Our products are generally placed in the low-to-medium priced category of the market, which is highly competitive.
Other Operating Costs and Expenses — As a percentage of net revenues, other operating costs and expenses were 2.7% in the second quarter of fiscal 2008 and 1.4% in the second quarter of fiscal 2007. For the six month periods of fiscal 2008 and fiscal 2007, other operating costs, as a percentage of net revenues, were 3.0% and 2.0%, respectively. In absolute terms, other operating costs and expenses increased $122,000, or 8.6%, to $1.5 million for the second quarter of fiscal 2008 as compared to $1.4 million in fiscal 2007. Also in absolute terms, other operating costs and expenses increased $319,000, or 10.5%, to $3.3 million for the six month period of fiscal 2008 as compared to $3.0 million for the six month period of fiscal 2007. The increases in absolute terms was the result of increased warehousing costs offset by lower service costs.
Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, were 9.2% in the second quarter of fiscal 2008 as compared to 5.6% in the second quarter of fiscal 2007. S,G&A, in absolute terms, decreased $313,000, or 5.6%, to $5.3 million for the second quarter of fiscal 2008 as compared to $5.6 million for the second quarter of fiscal 2007. The decrease in S,G&A in absolute terms between the second quarter of fiscal 2008 and fiscal 2007 was primarily due to a decrease in adjustments to accounts receivable reserves of $440,000 and variable selling expenses of $273,000. These decreases were offset by an increase in salaries and bonuses of $470,000 and professional fees of $128,000. As a percentage of net revenues, SG&A were 9.3% in the six month period of fiscal 2008 as compared to 7.0% in the six month period of fiscal 2007. In absolute terms, SG&A decreased $543,000, or 5.0%, to $10.3 million for the six month period of fiscal 2008 as compared to $10.8 million for the six month period of fiscal 2007. The decrease in S,G&A in absolute terms between the six month periods of fiscal 2008 and fiscal 2007 was primarily due to a decrease in adjustments to accounts receivable reserves of $673,000, variable selling expenses of $379,000, severance pay in the first quarter of the prior fiscal year of $300,000, and a gain on the sale of marketable securities of $205,000. These decreases were offset by an increase in salaries and bonuses of $873,000 and professional fees of $267,000.
Gain on sale of building — Emerson sold its office location in Macao to an unaffiliated buyer for approximately $2.0 million in the second quarter of fiscal 2008. The gain on the sale of this property was $854,000.
Non Cash Compensation — Non cash compensation relates to stock options expense associated with the adoption of FAS 123R “Share-Based Payment.” For the second quarter of fiscal 2008, adjustments to non-cash compensation expenses incurred in prior periods were recorded netting to a recovery of such costs of $266,000, 0.5% of net revenues, as compared to a recovery of $50,000 in non-cash compensation costs recorded for the second quarter of fiscal 2007. These adjustments were the result of stock option forfeitures due to senior management and board of director changes over the past year. For the six month period of fiscal 2008, the recovery of non-cash compensation costs incurred in prior periods resulted in a recovery of $187,000 as compared to expense of $55,000 in the six month period of fiscal 2007.
Interest Income (Expense), net — Interest expense, net, decreased $146,000, or 68.9%, to $66,000 (0.1% of net revenues) in the second quarter of fiscal 2008 as compared to $212,000 (0.2% of net revenues) in the second quarter of fiscal 2007. For the six month period of fiscal 2008, interest income, net, included $163,000 interest income on a note receivable from a related party. See Note 7 — “Related Party Transactions.” As a result, interest income, net, was $167,000 (0.1% of net revenues) for the six month period of fiscal 2008 as compared to interest expense, net, of $107,000 for the six month period of fiscal 2007. Interest income for the six month period of fiscal 2007 was primarily comprised of the related party interest income as well as money market account interest.
Provision for Income Taxes — In the second quarter of fiscal 2008, Emerson increased its estimated liability for California franchise taxes for tax years 1979-1990 in the amount of $3.7 million. California franchise taxes are effectively tax on income and are recorded as such. See Note 6 — “Income Taxes”. Separate from the increase in the liability associated with California franchise taxes, our provision for income taxes, which primarily represents the deferred tax charges associated with our profits in the United States, resulted in a provision of $255,000 for the second quarter of fiscal 2008, or 0.4% of net revenues, as compared to a provision of $1.9 million for the second quarter of fiscal 2007, or 1.9% of net revenues. Separate from the increase in the liability associated with California franchise taxes, our provision for income taxes for the six month period of fiscal 2008 was $634,000, or 0.6% of net revenues, as compared to $1.9 million, or 1.2% of net revenues, for the six month period of fiscal 2007.
Net Income (Loss) — As a result of the foregoing factors, Emerson recognized a net (loss) of $3.3 million (5.7% of net revenues) for the second quarter of fiscal 2008 as compared to net income of $3.8 million (3.8% of net revenues) in the second quarter of fiscal 2007. For the six month period of fiscal 2008, our net (loss) was $2.8 million as compared to net income of $4.4 million for the six month period of fiscal 2007.

Liquidity and Capital Resources
     As of September 30, 2007, we had cash and cash equivalents of approximately $7.4 million, compared to approximately $4.8 million at September 30, 2006. Working capital was $63.8 million at September 30, 2007 and $66.5 million at September 30, 2006. The increase in cash and cash equivalents of approximately $2.6 million was primarily due to increases in cash provided by operating activities, the sale of a building, and borrowings under foreign bank facilities, partially offset by cash used by property and equipment additions, as described in the following paragraphs.
     Operating cash flow provided by continuing operating activities was approximately $2.1 million for the six months ended September 30, 2007, resulting from the repayment to Emerson of financing provided to an affiliate in the prior fiscal year (see Note 7 — “Related Party Transactions”), primarily offset by growth in inventory and accounts receivable in the first quarter of fiscal 2008. Current payables increased $23.7 million, which is related to inventory growth.
     Net cash provided by investing activities was $1.5 million for the six months ended September 30, 2007 and resulted primarily from the sale of a building in Macao, offset by purchases of tooling by a foreign subsidiary related to sourcing of product and molds delivered to Capetronic, a related party, to manufacture musical instruments (see Note 7). The cash provided by the building sale was further offset by expenditures for computer equipment, furniture, and improvements in one of our warehouses.
     Net cash provided by financing activities was $1.9 million for the six months ended September 30, 2007, resulting primarily from loans of a foreign subsidiary. While cash used for the financing of inventory purchases has been repaid in the current quarter, cash was also utilized for payments on certain equipment leases which have been capitalized and the repayment of a mortgage on the building in Macao which was sold.
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
     At September 30, 2007, there were approximately $11.6 million of letters of credit outstanding under this facility. There were no borrowings outstanding at September 30, 2007 under this facility. At September 30, 2007, we were in compliance with the covenants on our credit facilities.
     Our foreign subsidiaries maintain various credit facilities, aggregating $17.5 million, with foreign banks consisting of the following:
•	two letter of credit facilities totaling $10.0 million which are used for inventory purchases; and

•	two back-to-back letter of credit facilities totaling $7.5 million.
At September 30, 2007, our foreign subsidiaries pledged approximately $3.0 million in certificates of deposit to these banks to assure the availability of the $17.5 million credit facilities. The compensating amount of $3.0 million in cash is legally restricted from use for general business purposes. At September 30, 2007, there were approximately $2.5 million of letters of credit outstanding under these credit facilities.
     Short-Term Liquidity. Liquidity is impacted by our seasonality in that we generally record the majority of our annual sales in the quarters ending September and December. This requires us to maintain higher inventory levels during the quarters ending June and September, therefore increasing the working capital needs during these periods. Additionally, we receive the largest percentage of product returns in the quarter ending March. The higher level of returns during this period adversely impacts our collection activity, and therefore our liquidity. Management believes that continued sales margin improvement and the policies in place for returned products should continue to favorably impact our cash flow. In the six months ended September 30, 2007, products representing approximately 39% of net revenues were imported directly to our customers. This contributes significantly to Emerson’s liquidity in that this inventory does not need to be financed by us.

Our principal existing sources of cash are generated from operations and borrowings available under our revolving credit facilities. As of September 30, 2007, we had $45 million of borrowing capacity available under our $45.0 million revolving credit facilities, as there were $11.6 million of letters of credit outstanding, and no outstanding loans. In addition, at March 31, 2007, we had $17.5 million of letter of credit facilities, of which approximately $13.5 million was available. We believe that our existing sources of cash, including cash flows generated from operations, will be sufficient to support our existing operations over the next 12 months; however, we may raise additional financing, which may include the issuance of equity securities, or the incurrence of additional debt, in connection with our operations or if we elect to grow our business through acquisitions.
     The following summarizes our obligations at September 30, 2007 for the periods shown (in thousands):

	Payment due by period
		Less than			More than 5
	Total	1 year	1 - 3 years	3 - 5 years	years

Capital lease obligations	$229	$75	$135	$19	—
Lease-related party	51	51	—	—
Leases- non-affiliate	5,958	1,805	3,044	1,109	—

Total	$6,238	$1,931	$3,179	$1,128	$—

     There were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of September 30, 2007.
Critical Accounting Policies
     For the six month period ended September 30, 2007, there were no significant changes to our accounting policies from those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
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

Based on their evaluation as of September 30, 2007, our principal executive officer and principal financial officer have concluded that, for the reasons set forth below under “Changes In Internal Control Over Financial Reporting”; our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The Company’s Audit Committee has received from an independent investigator a report with respect to certain of the related party transactions entered into by the Company, including its subsidiaries, with affiliates of Grande Holdings from December 2005 to the present, and is continuing its independent review into such transactions.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases:
     For the quarter ended September 30, 2007, we did not repurchase any shares under Emerson Radio Corp.’s common stock share repurchase program. The share repurchase program was publicly announced in September 2003 to repurchase up to 2,000,000 shares of Emerson’s outstanding common stock. Share repurchases are made from time to time in open market transactions in such amounts as determined in the discretion of Emerson’s management within the guidelines set forth by Rule 10b-18 under the Securities Exchange Act. Prior to the September 30, 2007 quarter, the Company repurchased 1,267,623 shares under this program. As of September 30, 2007, the maximum number of shares that are available to be repurchased under Emerson Radio Corp.’s common share repurchase program was 732,377. No shares have been repurchased under the program since June 14, 2005.

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

EMERSON RADIO CORP. (Registrant)
/s/ Adrian Ma
Date: November 14, 2007	Adrian Ma
Chief Executive Officer (Principal Executive Officer)

/s/ Greenfield Pitts
Date: November 14, 2007	Greenfield Pitts
Chief Financial Officer (Principal Financial and Accounting Officer)