Form 10-Q
period 2007-12-31
EMERSON RADIO CORP
filed 2008-02-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of common stock as of February 12, 2008: 27,129,832.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except earnings per share data)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2007	2006	2007	2006

Net revenues
Net revenues	$75,543	$89,339	$185,969	$244,168
Net revenues-related party	246	—	370	—

	75,789	89,339	186,339	244,168

Costs and expenses:
Cost of sales	68,191	64,344	164,832	177,920
Cost of sales-related party	232	—	232	—
Cost of sales-related party purchases	—	12,148	—	33,090
Other operating costs and expenses	1,434	1,330	4,778	4,355
Selling, general and administrative expenses (exclusive of non-cash compensation shown below)	7,623	5,402	17,907	16,208
Acquisition costs incurred	—	—	—	21
Non-cash compensation, net of recoveries	28	83	(159)	138

	77,508	83,307	187,590	231,732

Operating income (loss)	(1,719)	6,032	(1,251)	12,436
Gain on sale of building	—	—	854	—
Gains on foreign exchange forward contracts	515	—	515	—
Interest (expense), net	(76)	(457)	(72)	(564)
Interest income-related party	—	—	163	—

Income (loss) before income taxes	(1,280)	5,575	209	11,872
Provision (benefit) for income taxes	(2,394)	1,880	1,937	3,792

Net income (loss)	$1,114	$3,695	$(1,728)	$8,080

Net income (loss) per share:
Basic	$.04	$0.14	$(.06)	$0.30
Diluted	$.04	$0.14	$(.06)	$0.30
Weighted average shares outstanding:
Basic	27,130	27,097	27,125	27,080
Diluted	27,136	27,117	27,125	27,121
The accompanying notes are an integral part of the interim
consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	December 31, 2007	March 31, 2007(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,395	$1,851
Restricted cash	—	3,000
Foreign exchange forward contracts	279	—
Accounts receivable (less allowances of $5,722 and $3,573, respectively)	26,470	19,375
Other receivables	1,673	1,536
Due from affiliates	797	24,690
Net inventory	33,110	32,463
Prepaid expenses and other current assets	2,956	3,376
Deferred tax assets	5,071	5,737

Total current assets	90,751	92,028
Property, plant and equipment, net	1,474	2,492
Trademarks and other intangible assets, net	285	311
Deferred tax assets	5,787	4,067
Other assets	629	510

Total assets	$98,926	$99,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$3,111
Current maturities of long-term borrowings	73	146
Accounts payable and other current liabilities	25,321	20,044
Accrued sales returns	924	1,191
Income taxes payable	492	306
Deferred tax liabilities	—	47

Total current liabilities	26,810	24,845
Long-term borrowings	136	651
Deferred tax liabilities	50	25
Shareholders’ equity:
Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at December 31, 2007; 52,945,797 shares issued at March 31, 2007; 27,129,832 shares outstanding at December 31, 2007 and 27,109,832 shares outstanding at March 31, 2007, respectively	529	529
Capital in excess of par value	117,263	117,371
Accumulated other comprehensive losses	(82)	(82)
Accumulated deficit	(24,866)	(23,017)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	71,930	73,887

Total liabilities and shareholders’ equity	$98,926	$99,408

(A)	Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 filed with the Securities and Exchange Commission in June 2007 and amended in July 2007.
The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,728)	$8,080
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	620	701
Non cash compensation	(159)	138
Deferred tax expenses	(1,076)	2,445
Asset allowances, reserves and other	2,510	2,253
Gain on sale of building	(854)	—
Write down of asset — molds	120	—
Gains on foreign exchange forward contracts not settled	(279)	—
Changes in assets and liabilities:
Restricted cash	3,000	—
Accounts receivable	(11,986)	(4,325)
Other receivables	(137)	(263)
Due from affiliates	23,893	(22,605)
Inventories	1,467	(7,861)
Prepaid expenses and other current assets	420	(1,219)
Other assets	(181)	525
Accounts payable and other current liabilities	5,277	3,929
Income taxes payable	65	1,309

Net cash provided(used) by operating activities	20,972	(16,893)

Cash flows from investing activities:
Proceeds from sale of building	2,000	—
Additions to property and equipment	(741)	(225)

Net cash provided (used) by investing activities	1,259	(225)

Cash flows from financing activities:
Short-term borrowings	(73)	31,894
Repayments of short-term borrowings	—	(24,045)
Net borrowings under foreign bank facilities	(3,111)	2,886
Exercise of stock options	51	94
Long-term borrowings	143,671	63,321
Repayments of long-term borrowings	(144,225)	(63,487)

Net cash provided (used) by financing activities	(3,687)	10,663

Net increase (decrease) in cash and cash equivalents	18,544	(6,455)
Cash and cash equivalents at beginning of period	1,851	17,517

Cash and cash equivalents at end of period	$20,395	$11,062

Supplemental disclosures of non-cash investing and financing activities:
The Company has entered into certain capital lease agreements. For the nine month periods ended December 31, 2007 and December 31, 2006, the Company entered into agreements related to approximately $39 and $264 of equipment, respectively, which are excluded from the statement of cash flows as the transactions were non-cash in nature.
Cash paid during the period for:

Interest	$410	$906
Income taxes	$5,200	$1,069
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
     The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of our consolidated financial position as of December 31, 2007 and the results of operations for the three and nine month periods ended December 31, 2007 and December 31, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in our annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2007 (“fiscal 2007”), included in our annual report on Form 10-K, as amended, for fiscal 2007.
     Due to the seasonal nature of Emerson’s business, the results of operations for the three and nine month periods ended December 31, 2007 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2008 (“fiscal 2008”).
     Certain reclassifications were made to conform the prior year’s financial statements to the current presentation.
Stock— Based Compensation
The Company accounts for all share based payments in accordance with Statement of Financial Accounting Standard (“FAS”) No. 123R, “Share-Based Payment” (“FAS 123R”). As a result, the Company has applied FAS 123R to new awards and to awards modified, repurchased, or cancelled. Compensation cost for the portion of awards for which the requisite service had not been rendered are being recognized as the requisite service is rendered (generally over the remaining option vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated for pro forma disclosures under previously issued accounting standards. As a result of applying the provisions of FAS 123R, the Company has recorded compensation costs of $28,000 and $83,000 for the three months ended December 31, 2007 and December 31, 2006, respectively. For the nine month period ended December 31, 2007, the Company recorded a recovery of compensation costs of $159,000, and for the nine month period ended December 31, 2006, the Company recorded compensation costs of $138,000.
NOTE 2 — COMPREHENSIVE INCOME
     Comprehensive income for the three and nine month periods ended December 31, 2007 and December 31, 2006 is as follows (in thousands):

	Three months ended		Nine months ended
	December 31		December 31
	2007	2006	2007	2006
	(Unaudited)
Net income (loss)	$1,114	$3,695	$(1,728)	$8,080
Recognition of realized losses in net income	—	—	—	(2)
Change in unrealized loss on securities, net	—	(5)	—	(10)

Comprehensive income	$1,114	$3,690	$(1,728)	$8,068

NOTE 3 — NET EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	December 31		December 31
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Numerator:
Net income (loss) for basic and diluted earnings per share	$1,114	$3,695	$(1,728)	$8,080

Denominator:

Denominator for basic earnings per share — weighted average shares	27,130	27,097	27,125	27,080
Effect of dilutive securities on denominator:
Options and warrants	6	20	—	41

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,136	27,117	27,125	27,121

Basic and diluted earnings (loss) per share	$0.04	$0.14	$(0.06)	$0.30

NOTE 4— SHAREHOLDERS’ EQUITY
     Outstanding capital stock at December 31, 2007 consisted of common stock and Series A convertible preferred stock. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.
     At December 31, 2007, Emerson had approximately 312,000 options outstanding with exercise prices ranging from $1.00 to $3.23.
     In September 2003, the Company publicly announced the Emerson Radio Corp. common stock repurchase program. The program provides for share repurchase of up to 2,000,000 shares of Emerson’s outstanding common stock. As of December 31, 2007, the Company has repurchased 1,267,623 shares under this program. No shares have been repurchased under the program since June 14, 2005. Repurchases of the Company’s shares are subject to certain conditions under Emerson’s banking facility.
     On October 7, 2003, in connection with a consulting arrangement, the Company granted 50,000 warrants with an exercise price of $5.00 per share. These warrants were valued using the Black-Scholes option valuation model, which resulted in $90,500 being charged to earnings during fiscal 2004. As of December 31, 2007, these warrants had not been exercised.
     On August 1, 2004, in connection with a consulting agreement, the Company granted 50,000 warrants with immediate vesting and an exercise price of $3.00 per share with an expiration date of August 2009. These warrants were valued using the Black-Scholes valuation model, which resulted in $88,500 being charged to earnings during fiscal 2005. As of December 31, 2007, these warrants had not been exercised.
NOTE 5 — INVENTORY
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of December 31, 2007 and March 31, 2007, inventories consisted of the following (in thousands):

	December 31, 2007	March 31, 2007
	(Unaudited)
Finished goods	$35,372	$36,839
Less inventory allowances	(2,262)	(4,376)

Net inventory	$33,110	$32,463

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

     During the current quarter, the Company resolved all of the outstanding disputes which its predecessor had relating to franchise taxes, interest and penalties due and owing to the State of California for the tax years through and including the date that such predecessor ceased doing business. As a consequence of the settlement, Emerson reversed and recognized in the current quarter, a reduction of its tax provision of $1,041,826 which was previously accrued for such liability.
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
     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statement of Operations and totaled $16,000. Accrued interest and penalties were $80,000 as of December 31, 2007 and are recognized in the balance sheet.
     The effective tax rate for the respective three and nine months ended December 31, 2007 differs from the federal statutory rate primarily as a result of the settlement made in relation to the California franchise tax issue described in the second paragraph of this note. The effective tax rate for the respective three and nine months ended December 31, 2006 differs from the federal statutory rate primarily as a result of state income taxes.
     The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of December 31, 2007:

Jurisdiction	Open tax years
U.S. federal	2003-2006
States with ongoing examinations	2003-2006
States without ongoing examinations	2003-2006
     Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.
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
NOTE 7 — RELATED PARTY TRANSACTIONS
     On December 5, 2005, The Grande Holdings Limited (“Grande”) purchased approximately 37% (10,000,000 shares) of the Company’s outstanding common stock from our former Chairman and Chief Executive Officer, Geoffrey P. Jurick. Since its initial purchase, Grande has increased its ownership of the Company’s common stock through open market and private purchases, including the purchase on September 21, 2007 from a former holder of more than five percent of Emerson’s common stock of 1,853,882 shares. Grande beneficially owned approximately 57.6% of the Company’s common stock on December 31, 2007.
     In October 2006, Emerson entered into an agreement with a consumer electronics distributor , APH (the “Licensee”), pursuant to which, among other things, Emerson agreed to grant the Licensee a license to distribute and sell LCD televisions (“LCD sets”) in North America under Emerson’s “H.H. Scott” brand name. The licensee has a distributor relationship with Grande, a related party to Emerson. In the fiscal quarter ended December 31, 2006, the Licensee began selling 32” and 37” LCD sets to a major United States based retailer. Pursuant to the terms of the agreement with the licensee, Emerson was paid a royalty of $110,000 as a result of such sales through March 31, 2007. No sales of LCD televisions pursuant to this agreement occurred and no royalty was paid to Emerson under this agreement during the nine month period ended December 31, 2007.
     During the third quarter of fiscal 2007, Emerson provided unsecured financial assistance to Capetronic Display Limited

(“Capetronic”), Nakamichi Corporation (“Nakamichi”), Akai Electric (China) Co. Ltd. (“Akai”), and Sansui Electric (China) Co. (“Sansui”), each of which is a wholly-owned subsidiary of Grande, the manufacturer of the LCD sets, in the form of letters of credit and loans which aggregated approximately $22.0 million at December 31, 2006. In reviewing the documentation for certain of the letters of credit referred to above, Emerson determined that some of the parts for which letters of credit were opened were to be used for the manufacture of 27” and 42” television sets to be sold to the Licensee by Akai. Emerson had no direct or indirect interest in such sales, and Capetronic paid Emerson $57,000 as a fee for facilitating these transactions.
     As a result of the transactions described in the preceding paragraph, Emerson may have been deemed to be in breach of certain covenants contained in Emerson’s credit facility. The lender under the credit facility agreed to waive such breaches and Emerson and the lender negotiated an amendment to the credit facility. Emerson was required to pay $125,000 to the lender in connection with the amendment. Emerson charged this amount to Capetronic and $125,000 was paid to one of Emerson’s foreign subsidiaries on August 14, 2007 by Capetronic.
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
     By June 3, 2007, all amounts due under the note were repaid.
     Since August 2006, Emerson has been providing to Sansui Sales PTE Ltd (“Sansui Sales”) and Akai Sales PTE Ltd (“Akai Sales”), both of which are subsidiaries of Grande, assistance with acquiring certain products for resale. Emerson issues purchase orders to third-party suppliers who manufacture these products, and Emerson issues sales invoices to Sansui Sales’ and Akai Sales’ at gross amounts for these products. Financing is provided by Sansui Sales’ and Akai Sales’ customers in the form of transfer letters of credit to the suppliers, and goods are shipped directly from the suppliers to Sansui Sales’ and Akai Sales’ customers. Emerson recorded income totaling $100,000 for providing this service in the nine months ended December 31, 2007. Sansui Sales and Akai Sales collectively owe Emerson $126,000 at December 31, 2007 as a result of these transactions.
     In addition to the product sourcing transactions described in the preceding paragraph, Emerson has also purchased products on behalf of Sansui Sales and Akai Sales from third-party suppliers and sold these goods to Sansui Sales and Akai Sales. These transactions are similar to the transactions described in the preceding paragraph; however, instead of utilizing transfer letters of credit provided by Sansui Sales’ and Akai Sales’ customers, Emerson utilizes its own cash to pay Sansui Sales’ and Akai Sales’ suppliers (See Item 4.B “Changes in Internnal Control Over Financial Reporting”). Emerson invoices Sansui Sales and Akai Sales an amount that is marked up between two and three percent from the cost of the product. In comparison to similar direct import sales which Emerson makes to third-party customers, the mark-up on these related party sales, despite the fact that Emerson does not incur a trademark royalty on these sales, cannot be considered to be at arms length. Emerson recorded sales to Akai and Sansui of $241,000 in the nine months ended December 31, 2007. Sansui Sales and Akai Sales collectively owe Emerson $44,000 at December 31, 2007 on these sales. In addition, Emerson has outstanding liabilities with suppliers of product invoiced to Sansui Sales and Akai Sales totaling $41,000 at December 31, 2007.
     Effective January 1, 2006, we entered into a lease for office space in Hong Kong with Grande and an agreement for services in connection with this office space rental from Grande, which was extended through December 31, 2008, and which will expire at that date unless terminated earlier by either party upon three months prior written notice of termination by either party. We incurred rent expense with Grande of approximately $105,000 and $45,000 for the three month periods ended December 31, 2007 and December 31, 2006, respectively. Rent expense with Grande was $185,000 and $158,000 for the nine month periods ended December 31, 2007 and December 31, 2006, respectively. The amount of expense incurred with Grande for all other services in connection with this office space rental was approximately $58,000 and $61,000 for the three month periods ended December 31, 2007 and December 31, 2006, respectively. The amount of expense incurred with Grande for all other services in connection with this office space rental was approximately $172,000 and $182,000 for the nine month periods ended December 31, 2007 and December 31, 2006, respectively.
     In May 2007 Emerson paid an initial $10,000 commission to Vigers Hong Kong Ltd (“Vigers”), a property agent and a subsidiary of Grande, related to the sale of a building owned by Emerson to an unaffiliated buyer. Also, Emerson received a deposit of approximately $300,000 from the buyer on this date. The sale was concluded on September 27, 2007. An additional $10,000 commission was paid to Vigers by Emerson on the closing date of the sale of the property. Emerson received the balance of the purchase price of approximately $1,700,000 on September 27, 2007, the closing date of the sale.
     In June 2007 Emerson paid a one-time sales commission in the amount of $14,000 to an Executive Director of Grande Holdings, who is also Emerson’s President-International Sales and also a Director of Emerson. The commission was 50% of the net margin on a sale by Emerson to an unaffiliated customer.
     In May 2007, Emerson entered into an agreement with Goldmen Electronic Co. Ltd. (“Goldmen”), pursuant to which we agreed to pay $1,682,220 in exchange for Goldmen’s manufacture and delivery to us of musical instruments in order for us to meet our delivery requirements of these instruments in the first week of September 2007. In July 2007, we learned that Goldmen had filed for bankruptcy and was unable to manufacture the musical instruments we had ordered. Promptly after we learned of Goldmen’s bankruptcy, Capetronic agreed to manufacture the musical instruments on substantially the same terms and conditions, including the price, as Goldmen had agreed to manufacture them. Accordingly, on July 12, 2007, we paid Tomei Shoji Limited, an affiliate of Grande, $125,000 to acquire from Goldmen and deliver to Capetronic the molds and equipment necessary for Capetronic to manufacture the musical instruments. In July, 2007, Emerson made two upfront payments to Capetronic totaling $546,000 (not the $1,682,220 previously mistakenly being reported as having been advanced). On July 20, 2007, Capetronic advised us that it was unable to manufacture the musical instruments for us because it did not have the requisite governmental licenses to do so. As of December 31, 2007, Capetronic physically possesses the musical instrument molds owned by Emerson and owes to Emerson $546,000 for the upfront advances made in anticipation of Capetronic’s manufacture of the instruments. As a result of the above, Emerson has written the cost of the molds down to $0 at December 31, 2007.
In June 2007, Emerson and Capetronic signed an agreement for Emerson to provide freight forwarding services to Capetronic, whereupon Emerson will pay the costs of importation of Capetronic’s inventory on Capetronic’s behalf. Under the agreement, Emerson is also to arrange for the inventory to be received at a port of entry, cleared through the United States Customs Service using Emerson’s regularly engaged broker, and transfer the inventory to a common carrier as arranged by Capetronic’s customer. If Capetronic’s customer has not made such arrangements with a common carrier, Emerson is to transfer the inventory to Emerson’s warehouse for storage or make other arrangements with a public warehouse. Following the transfer of Capetronic’s inventory, Emerson is required to provide Next Day delivery of all importation documents and bills of lading to Capetronic’s customer. Capetronic agrees to reimburse Emerson for all costs incurred by Emerson in connection with the activity just described within thirty days of demand by Emerson, after which interest will accrue. As compensation, Capetronic agrees to pay Emerson a service fee of 12% of the importation costs. Emerson billed Capetronic for the reimbursement of importation costs totaling $246,000 and a commission of $29,000. Capetronic paid Emerson $275,000 on November 14, 2007.
Between August and December 2007, Emerson paid invoices and incurred charges for goods and services relating to the Hong Kong Electronics Fair of $153,069.00. Portions of these charges totaling $87,353.18, have been allocated and invoiced to affiliates of Grande in proportion to their respective share of space occupied and services rendered during the Electronics Fair as follows; Nakamichi Corporation Ltd. $17,143.08, Akai Sales Pte Ltd $44,495.48 and Sansui Sales Pte Ltd $25,714.62. All of the respective amounts have been classified as Due from Affiliates.
NOTE 8 — BORROWINGS
Short-term Borrowings
     During the third quarter of fiscal 2008, Emerson elected to cancel it’s foreign bank facilities. As a result, the $3.0 million in certificates of deposit at these banks to assure the availability of the credit facilities was returned.
     At March 31, 2007, short-term borrowings consisted of amounts outstanding under foreign bank facilities held by the Company’s foreign subsidiaries. Availability under the foreign bank facilities totaled $17.5 million prior to their cancellation in December 2007.

	December 31, 2007	March 31, 2007
	(In thousands)
	(Unaudited)
Foreign bank loans	$0	$3,111

Short term borrowings	$0	$3,111

Long-term Borrowings
     As of December 31, 2007 and March 31, 2007, borrowings under long-term facilities consisted of the following:

	December 31, 2007	March 31, 2007
	(In thousands)
	(Unaudited)
Mortgage payable	$—	$567
Capitalized lease obligations and other	209	230

	209	797
Less current maturities	(73)	(146)

Long term debt and notes payable	$136	$651

     Credit Facility — On December 23, 2005, Emerson entered into a $45.0 million Revolving Credit Agreement with Wachovia Bank. The loan agreement provides for a $45.0 million revolving line of credit for revolving loans subject to individual maximums which, in the aggregate, are not to exceed the lesser of $45.0 million or a “Borrowing Base” as defined in the loan agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime (7.25% as of December 31, 2007) plus 0.00% to 0.50% or, at Emerson’s election, the London Interbank Offered Rate (“LIBOR” which was 5.02% as of December 31, 2007) plus 1.25% to 2.25% depending on excess availability. Pursuant to the Revolving Credit Agreement, Emerson is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender’s prior consent and is subject to certain leverage financial covenants. Amounts outstanding under the loan agreement are secured by substantially all of Emerson’s tangible assets.
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
     At December 31, 2007, there were no borrowings outstanding under the facility.
     As of December 31, 2007, the carrying value of this credit facility approximated fair value.
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
NOTE 9 — LEGAL PROCEEDINGS
          There currently is pending against three directors of the Company (Messrs. Ho, Ma and Binney) a purported derivative action filed on the Company’s behalf by two of its shareholders. The complaint, which has not yet been answered by the defendants, alleges that the named defendants, each of whom also is an executive officer of Grande Holdings, the Company’s controlling shareholder, violated their fiduciary duties to Emerson in connection with a number of previously disclosed related party transactions with affiliates of Grande Holdings. The recovery in such lawsuit, if any, will inure to Emerson’s benefit.
NOTE 10 — FINANCIAL INSTRUMENTS
     The Company entered into foreign exchange forward contracts (between the U.S. and Hong Kong dollar), based on economic and market conditions and solely for the purpose of speculative trading, (See “Other Events and Circumstances Pertaining to Liquidity” and Item 4.b “Changes in Internal Control Over Financial Reporting” ). The contract terms are for fixed periods and at December 31, 2007, the Company’s foreign exchange forward contracts had expiration dates that ranged from one to six months, with notional amounts of $11 million.
     At each balance sheet date the Company accounts for its foreign exchange forward contracts as a current asset with corresponding realized or unrealized gains and losses included in the income statement. Realized gains of $281,308 and unrealized gains of

$233,547 have been recorded as non-operating income at December 31, 2007. There were no foreign exchange forward contracts at December 31, 2006.
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
          The following table summarizes certain financial information for the three and nine month periods ended December 31, 2007 (fiscal 2008) and the three and nine month periods ended December 31, 2006 (fiscal 2007) (in thousands):

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2007	2006	2007	2006
	(Unaudited)
Net revenues	$75,543	$89,339	$185,969	$244,168
Net revenues — related party	246	—	370	—

	75,789	89,339	186,339	244,168

Cost of sales	68,191	64,344	164,832	177,920
Cost of sales — related party	232	—	232	—
Cost of sales — related party purchases	—	12,148	—	33,090
Other operating costs	1,434	1,330	4,778	4,355
Selling, general and administrative costs	7,623	5,402	17,907	16,208
Acquisition costs incurred	—	—	—	21
Non-cash compensation costs (recovered)	28	83	(159)	138

Operating income (loss)	(1,719)	6,032	(1,251)	12,436
Gain on sale of building	—	—	854	—
Gains on foreign exchange forward contracts	515	—	515	—
Interest (expense), net	(76)	(457)	(72)	(564)
Interest income — related party	—	—	163	—

Income (loss) before income taxes	(1,280)	5,575	209	11,872
Provision (benefit) for income taxes	(2,394)	1,880	1,937	3,792

Net income (loss)	$1,114	$3,695	$(1,728)	$8,080

Net Revenues — Net revenues for the third quarter of fiscal 2008 were $75.8 million as compared to $89.3 million for the third quarter of fiscal 2007, a decrease of $13.5 million or 15.1%. For the nine month period of fiscal 2008, net revenues were $186.3 million as compared to $244.2 million for the nine month period of fiscal 2007, a decrease of $57.9 million or 23.7%. Net revenues are comprised of Emerson(R) branded product sales, themed product sales and licensing revenues. Emerson(R) branded product sales are earned from the sale of products bearing the Emerson(R) or HH Scott(R) brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson(R) and HH Scott(R) brand names to licensees for a fee. The decrease in net revenues was comprised of:
i)	Emerson(R) branded products sales of $67.2 million in the third quarter of fiscal 2008 as compared to $60.3 million in the third quarter of fiscal 2007, an increase of $6.9 million, or 11.4%. Emerson(R) branded products sales were $169.4 million in the nine month period of fiscal 2008 as compared to $176.3 million in the nine month period of fiscal 2007, a decrease of $7.0 million, or 4.0%. The increase for the three month period primarily resulted from increased sales in our home appliance product category, specifically microwave ovens, refrigerators and wine coolers. The nine month decrease resulted primarily from decreased sales volumes in several audio product lines and the Ipod(R) compatible product category, partially offset by an increases in the home appliance and clock radio categories;

ii)	During the third quarter and nine months ended December 31, 2006 Emerson had promotional item sales to ESI International of $12.3 million and $33.1 million, respectively, associated with a major holiday promotion with one of our major customers. In addition to increasing net revenues, this promotional sale resulted in an increase in accounts payable and other current liabilities and accounts receivable of $20.6 million and $20.8 million, respectively, in the period ended September 30, 2006 as well as an increase in short term deposits of $28.8 million in the same period due to parts and inventory purchases related to this sale. In order to fund these purchases, short term borrowings through our revolving line of credit increased by $24.0 million for the period ended September 30, 2006. These short term borrowings were repaid in the three months ended December 31, 2006;

iii)	Themed product sales of $6.8 million in the third quarter of fiscal 2008 compared to $15.0 million in the third quarter of fiscal 2007, a decrease of $8.2 million, or 54.6%. For the nine month period of fiscal 2008, themed product sales were $11.6 million as compared to $30.0 million for the nine month period of fiscal 2007, a decrease of $18.4 million or 61.3%. The decrease for the three and nine month periods was primarily a result of the discontinuance of Nickelodeon(R) themed products, partially offset by sales of Mattel(R) themed products which began in the fourth quarter of fiscal 2007, which were dampened in the current quarter by a $2.9 million sales return allowance the Company recorded for a product return made by one long time distribution partner. The Company is reserving for the complete return, as it works to place the returned inventory elsewhere within its customer base;

iv)	Licensing revenues decreased approximately $122,000, or 7.0%, to $1.6 million in the third quarter of fiscal 2008 as compared to $1.7 million in the third quarter of fiscal 2007. For the nine month period of fiscal 2008, licensing revenues increased $259,000, or 5.4%, to $5.0 million as compared to $4.8 million in the nine months of fiscal 2007. The decrease in comparative quarters as compared to the increase in the comparative nine month periods are due primarily to the mix in the portfolio of licensees. Emerson’s current licensees as of December 31, 2007, particularly the newer licensees added during the nine month period have delivered more licensing revenue than the previous licensees whom they have in some cases replaced.

v)	In the three and nine month periods ended December 31, 2007, Emerson charged fees of $8,000 and $100,000, respectively, to Sansui Sales PTE, Ltd (“Sansui Sales”) and Akai Sales PTE, Ltd (“Akai Sales”), both of which are related parties to Emerson, for assistance in procuring their product. In the nine month period of fiscal 2008, Emerson charged commissions of $29,000 to Capetronic Displays, Ltd, which is a related party to Emerson, for importation assistance. As of December 31, 2007, Capetronic has repaid this commission to Emerson. In the three and nine month periods ended December 31, 2007, Emerson sold to Sansui Sales and Akai Sales $238,000 and $241,000 of Sansui- and Akai-branded product which it sourced on their behalf from third-party suppliers. See Note 7 “Related Party Transactions”. No related party revenue was recorded in the third quarter and nine month period of fiscal 2007.
Cost of Sales — In absolute terms, cost of sales decreased $8.1 million, or 10.5%, to $68.4 million in the third quarter of fiscal 2008 as compared to $76.5 million in the third quarter of fiscal 2007. In absolute terms, cost of sales was $165.1 million in the nine month period of fiscal 2008 as compared to $211.0 million in the nine months of fiscal 2007. Cost of sales, as a percentage of net revenues, was 90.3% and 85.6% in the third quarters of fiscal 2008 and fiscal 2007, respectively, and 88.6% and 86.4% in the nine month periods of fiscal 2008 and fiscal 2007, respectively. Cost of sales as a percentage of sales revenues less license revenues increased to 92.2% in the third quarter of fiscal 2008 from 87.3% in the third quarter of fiscal 2007. Cost of sales as a percentage of sales revenues less license revenues increased to 91.0% in the nine month period of fiscal 2008 from 88.1% in the nine month period of fiscal 2007. As a percentage of net revenues for the third quarter and nine month period of fiscal 2008, cost of sales associated with sales to Akai Sales PTE, Ltd and Sansui Sales PTE, Ltd, related parties, were 0.3% and 0.1% of total Emerson net revenues. As a percentage of net revenues for the third quarter and nine month period of fiscal 2007, cost of sales associated with purchases from Capetronic Displays Ltd, a related party, was 13.6% of total Emerson net revenues. The decrease in cost of sales in absolute terms for the third quarter and nine month period of fiscal 2008 as compared to the same periods of fiscal 2007 was primarily related to the decrease in sales volume, an increase in reserves for sales returns, a decrease in inventory reserves, and a decrease in royalty expense offset by an increase in writedowns of inventory, warehousing costs, and inventory overhead. The increase in cost of sales as a percentage of net revenues for the third quarter of fiscal 2008 as compared to fiscal 2007 resulted from lower margins in several audio categories as well as an increase in warehousing costs. The increase in cost of sales as a percentage of net revenues for the nine months of fiscal 2008 as compared to fiscal 2007 resulted from lower margins in several audio categories offset by a decrease in inventory costs due to a decrease in inventory reserves. The decrease in inventory reserves resulted primarily from the reduction of inventory levels of a discontinued themed-product line and returned, substandard goods which are not sold to retailers, which were fully reserved in our previous quarter; however, there was an offsetting impact on margins for the reduction in themed-product line goods as a consequence.
Gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the categories of the consumer electronics market in which we compete. Our products are generally placed in the low-to-medium priced category of the market, which is highly competitive.
Other Operating Costs and Expenses — As a percentage of net revenues, other operating costs and expenses were 1.9% in the third quarter of fiscal 2008 and 1.5% in the third quarter of fiscal 2007. For the nine month periods of fiscal 2008 and fiscal 2007, other operating costs, as a percentage of net revenues, were 2.6% and 1.8%, respectively. In absolute terms, other operating costs and expenses increased $105,000, or 7.9%, to $1.4 million for the third quarter of fiscal 2008 as compared to $1.3 million in the third quarter of fiscal 2007. Also in absolute terms, other operating costs and expenses increased $423,000, or 9.7%, to $4.8 million for the nine month period of fiscal 2008 as compared to $4.4 million for the nine month period of fiscal 2007. For the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007, the increase in absolute terms was the result of increased service costs. For the nine month period of fiscal 2008 as compared to the nine month period of fiscal 2007, the increase in absolute terms was the result of increased handling charges offset by lower service costs.
Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, were 9.7% in the third quarter of fiscal 2008 as compared to 6.0% in the third quarter of fiscal 2007. S,G&A, in absolute terms, increased $2.0 million, or 36.7%, to $7.4 million for the third quarter of fiscal 2008 as compared to $5.4 million for the third quarter of fiscal 2007. The increase in S,G&A in absolute terms between the third quarter of fiscal 2008 and third quarter of fiscal 2007 was primarily due to an increase in professional fees of $899,000 largely as a result of legal fees associated with related party transaction investigations, variable selling expenses of $666,000, salaries and bonuses of $282,000, accounts receivable reserves of $239,000, and consulting fees including fees related to the Company’s Sarbanes-Oxley section 404 implementation of $146,000. These increases were slightly offset by a decrease in advertising expense of $132,000 mostly connected to inward licensing requirements. As a percentage of net revenues, SG&A were 9.5% in the nine month period of fiscal 2008 as compared to 6.6% in the nine month period of fiscal 2007. In absolute terms, SG&A increased $1.4 million, or 8.9%, to $17.7 million for the nine month period of fiscal 2008 as compared to $16.2 million for the nine month period of fiscal 2007. The increase in S,G&A in absolute terms between the nine month periods of fiscal 2008 and fiscal 2007 was primarily due to an increase in professional fees of $1.2 million, salaries and bonuses of $1.2 million, and variable selling expenses of $287,000. These increases were offset by adjustments to accounts receivable reserves of $434,000, severance pay in the first quarter of the prior fiscal year of $300,000, a gain on the sale of marketable securities of $205,000, and a decrease in amortization expense of $92,000.
Gain on sale of building — Emerson sold its office location in Macao to an unaffiliated buyer for approximately $2.0 million in the second quarter of fiscal 2008. The gain on the sale of this property was $854,000, net of a $20,000 commission paid to a related party.
Gains on foreign exchange forward contracts — Realized gains of $281,000 and unrealized gains of $234,000 have been recorded as non-operating income at December 31, 2007. There were no foreign exchange forward contracts at December 31, 2006.
Non Cash Compensation — Non cash compensation relates to stock options expense associated with the adoption of FAS 123(R) “Share-Based Payment.” For the third quarter of fiscal 2008, non-cash compensation expenses of $28,000 were recorded, as compared to $83,000 in non-cash compensation costs recorded for the third quarter of fiscal 2007. As a result of stock option forfeitures due to senior management and board of director changes over the past year, adjustments representing recovery of these non-cash compensation costs incurred in prior years of $159,000 were recorded in the nine month period of fiscal 2008, as compared to expense of $138,000 in the nine month period of fiscal 2007.
Interest Income (Expense), net — Interest expense, net, decreased $381,000 or 83.4%, to $76,000 (0.1% of net revenues) in the third quarter of fiscal 2008 as compared to $457,000 (0.5% of net revenues) in the third quarter of fiscal 2007. For the nine month period of fiscal 2008, interest income on a note receivable from a related party was $163,000. See Note 7 — “Related Party Transactions.” Exclusive of this related party interest income, interest expense, net, was $72,000 (less than 0.1% of net revenues) for the nine month period of fiscal 2008 as compared to interest expense, net, of $564,000 (0.2% of net revenues) for the nine month period of fiscal 2007. Interest income for the nine month period of fiscal 2007 was primarily comprised of the related party interest income as well as money market account interest.
Provision for Income Taxes — In the second quarter of fiscal 2008, Emerson increased its estimated liability for California franchise taxes due and owing by its predecessor in the amount of $3.7 million. California franchise taxes are effectively tax on income and are recorded as such. In the third quarter of fiscal 2008, Emerson reduced its estimated liability by $1.0 million as a result of having resolved the matter. See Note 6 — “Income Taxes”. Separate from the decrease in the liability associated with California franchise taxes, our provision for income taxes, which primarily represents the deferred tax charges associated with our profits in the United States, resulted in a benefit of $1.4 million for the third quarter of fiscal 2008, or 1.8% of net revenues, as compared to a provision of $1.9 million for the third quarter of fiscal 2007, or 2.1% of net revenues. Separate from the California franchise tax paid on amounts due and owing by Emerson’s predecessor, we had a benefit for income taxes for the nine month period of fiscal 2008 of $719,000, or 0.4% of net revenues, as compared to a provision of $3.8 million, or 1.6% of net revenues, for the nine month period of fiscal 2007.
Net Income (Loss) — As a result of the foregoing factors, Emerson recognized net income of $1.1 million (1.5% of net revenues) for the third quarter of fiscal 2008 as compared to net income of $3.7 million (4.1% of net revenues) in the third quarter of fiscal 2007. For the nine month period of fiscal 2008, our net (loss) was $1.7 million as compared to net income of $8.1 million for the nine month period of fiscal 2007.

Liquidity and Capital Resources
     As of December 31, 2007, Emerson had cash and cash equivalents of approximately $20.4 million, compared to approximately $11.1 million at December 31, 2006. Working capital was $63.9 million at December 31, 2007 and $70.8 million at December 31, 2006. The increase in cash and cash equivalents of approximately $9.3 million was primarily due to increases in cash provided by operating activities, the settlement of a receivable due from affiliate and the sale of a building, partially offset by cash used for repayment of short-term debt, property and equipment additions and the payment of taxes, as described in the following paragraphs.
     Operating cash flow provided by continuing operating activities was approximately $21.0 million for the nine months ended December 31, 2007, resulting from the repayment to Emerson of financing provided to an affiliate in the prior fiscal year (see Note 7 — “Related Party Transactions”), primarily offset by growth in accounts receivable in the third quarter of fiscal 2008.
     Net cash provided by investing activities was $1.3 million for the nine months ended December 31, 2007 and resulted primarily from the sale of a building in Macao, offset by purchases of tooling by a foreign subsidiary related to sourcing of product and molds delivered to Capetronic, a related party, to manufacture musical instruments (see Note 7).
     Net cash used by financing activities was $3.7 million for the nine months ended December 31, 2007, resulting primarily from the pay down of loans of a foreign subsidiary.
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
     At December 31, 2007, there were approximately $11.1 million of letters of credit outstanding under this facility. There were no borrowings outstanding at December 31, 2007 under this facility. At December 31 2007, we were in compliance with the covenants on our credit facilities.
     As a result of Emerson electing to cancel its foreign bank facilities in December 2007, our foreign subsidiaries maintain no credit facilities as of December 31, 2007.
     At December 31, 2007, as a result of Emerson electing to cancel its foreign bank facilities, the requirement to maintain pledged deposits with foreign banks for our foreign subsidiaries was eliminated. As such, $3.0 million in certificates of deposit held at these banks have been returned.
     Short-Term Liquidity. Liquidity is impacted by seasonality in that Emerson generally records the majority of its annual sales in the quarters ending September and December. This requires Emerson to maintain higher inventory levels during the quarters ending June and September, therefore increasing the working capital needs during these periods. Additionally, Emerson receives the largest percentage of product returns in the quarter ending March. The higher level of returns during this period adversely impacts collection activity, and therefore liquidity. Management believes that continued sales margin improvement and the policies in place for returned products should continue to favorably impact cash flow. In the nine months ended December 31, 2007, products representing approximately 27% of net revenues were imported directly to Emerson’s customers. This contributes significantly to Emerson’s liquidity in that this inventory does not need to be financed.

Emerson’s principal existing sources of cash are generated from operations and borrowings available under it’s revolving credit facilities. As of December 31, 2007, Emerson had $45 million of borrowing capacity available under it’s $45.0 million revolving credit facilities, as there were $11.1 million of letters of credit outstanding, and no outstanding loans. Emerson believes that it’s existing sources of cash, including cash flows generated from operations, will be sufficient to support existing operations over the next 12 months; however, management may decide to raise additional financing, which may include the issuance of equity securities, or the incurrence of additional debt, in connection with existing operations or if we elect to pursue acquisitions.
     The following summarizes obligations at December 31, 2007 for the periods shown (in thousands):

	Payment due by period
		Less than			More than 5
	Total	1 year	1 — 3 years	3 — 5 years	years
	—
Capital lease obligations	$209	$73	$123	$13	$—
Lease-related party	204	204	—	—	—
Leases- non-affiliate	5,386	1,718	2,836	832	—
	—
Total	$5,799	$1,995	$2,959	$845	$—

     There were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of December 31, 2007.
Other Events and Circumstances Pertaining to Liquidity
     The Company entered into foreign exchange forward contracts (denominated in U.S. and Hong Kong dollar), based on economic and market conditions and solely for the purpose of speculative trading, (See “Note 10. Financial Instruments” and Item 4.b “Changes in Internal Control Over Financial Reporting” ). The contract terms are for fixed periods and at December 31, 2007, the Company’s foreign exchange forward contracts had expiration dates that ranged from one to six months, with notional amounts of $11 million.
     At each balance sheet date the Company accounts for its foreien exchange forward contracts as a current asset with corresponding realized or unrealized gains and losses included in the income statement. Realized gains of $281,308 and unrealized gains of $233,547 have been recorded as non-operating income at December 31, 2007. There were no foreign exchange forward contracts to report at December 31, 2006.
Critical Accounting Policies
     For the nine month period ended December 31, 2007, there were no significant changes to accounting policies from those reported in the Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
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
Based on their evaluation as of December 31, 2007, our principal executive officer and principal financial officer have concluded that, for the reasons set forth below under “Changes In Internal Control Over Financial Reporting”; our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Emerson’s primary domestic bank is notified of each letter of credit presented for payment and, when paid, the applicable item is removed from the Daily Activity Report. In summary, this system, which was developed over many years, was intended to ensure that every major function within the firm participates at every stage of the purchase, sale and finance process and that there is centralized and continuing monitoring of the Company’s liquidity position.
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
As part of the Company’s remedial actions, on February 20, 2007, the Board of Directors appointed a committee of the Board of Directors comprised of Adrian Ma, the Company’s Chief Executive Officer, Greenfield Pitts, the Company’s Chief Financial Officer, Michael A.B. Binney, the Company’s President — International Operations, and Eduard Will, the Company’s former President — North American Operations and current Vice Chairman, to internally review and approve all related party transactions in an amount in excess of $500,000. Following review and approval by this newly formed committee, all such related party transactions are required to be reviewed and approved by the Company’s Audit Committee.
As part of its efforts to improve internal controls, the Company retained the consulting affiliate of a national accounting firm to assist it in its review of internal controls as mandated by SOX Section 404. In addition, on December 13, 2007, the Board of Directors adopted, and management is in the process of implementing, a series of governance and control policies and procedures designed to accomplish the same purpose.
In performing its normal quarterly review procedures, senior corporate financial management determined that personnel had authorized or permitted to occur, without the knowledge of or communication to senior corporate financial management, two foreign exchange transactions and a series of small related party transactions involving the sourcing for and subsequent sale of inventory to affiliates of Grande. The Company recognized modest amounts of profit from each of these transactions. For further information, see Note 10 “Financial Instruments”, “Other Events and Circumstances Pertaining to Liquidity” and Note 7 - “Related Party Transactions”.
Except as set forth above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          There currently is pending against three directors of the Company (Messrs. Ho, Ma and Binney) a purported derivative action filed on the Company’s behalf by two of its shareholders. The complaint, which has not yet been answered by the defendants, alleges that the named defendants, each of whom also is an executive officer of Grande Holdings, the Company’s controlling shareholder, violated their fiduciary duties to Emerson in connection with a number of previously disclosed related party transactions with affiliates of Grande Holdings. The recovery in such lawsuit, if any, will inure to Emerson’s benefit.
Item 1A. Risk Factors
     There were no changes in any risk factors previously disclosed in our Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2007.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases:

     For the quarter ended December 31, 2007, the Company did not repurchase any shares under Emerson Radio Corp.’s common stock share repurchase program. The share repurchase program was publicly announced in September 2003 to repurchase up to 2,000,000 shares of Emerson’s outstanding common stock. Share repurchases are made from time to time in open market transactions in such amounts as determined in the discretion of Emerson’s management within the guidelines set forth by Rule 10b-18 under the Securities Exchange Act. Prior to the December 31, 2007 quarter, the Company repurchased 1,267,623 shares under this program. As of December 31, 2007, the maximum number of shares that are available to be repurchased under Emerson Radio Corp.’s common share repurchase program was 732,377. No shares have been repurchased under the program since June 14, 2005.

ITEM 3. Defaults Upon Senior Securities.
     (a) None
     (b) None
ITEM 4. Submission of Matters to a Vote of Security Holders.
          The Annual Meeting of the Stockholders of the Company (the “Annual Meeting”) was held on December 13, 2007, at which time the stockholders of the Company elected the following individuals to serve as directors of the Company until the next annual meeting of stockholders of the Company and until their successors are duly elected and qualified: Michael A.B. Binney, W. Michael Driscoll, Christopher Ho, Adrian Ma, Mirzan Mahathir, David R. Peterson, Greenfield Pitts, Kareem E. Sethi, Eduard Will and Norbert R. Wirsching. There were 27,129,832 shares of capital stock of the Company outstanding and entitled to vote at the record date for the Annual Meeting. There were present at the Annual Meeting, in person or by proxy, stockholders holding 26,047,528 shares of common stock of the Company, which represented approximately 96% of the total capital stock outstanding and entitled to vote.
          The matters voted upon at the Annual Meeting and the results of the voting at the Annual Meeting are set forth below:
          (i) With respect to the election of directors of the Company by the holders of common stock of the Company, the persons named below received the following number of votes:

	Votes	Votes
Name	For	Withheld
Michael A.B. Binney	22,336,344	3,711,184
W. Michael Driscoll	25,474,102	573,426
Christopher Ho	22,337,184	3,710,344
Adrian Ma	22,315,330	3,732,198
Mirzan Mahathir	24,253,118	1,794,410
David R. Peterson	24,262,181	1,785,347
Greenfield Pitts	22,321,881	3,725,647
Kareem E. Sethi	24,323,609	1,732,919
Eduard Will	22,328,844	3,718,684
Norbert R. Wirsching	25,480,565	566,963
          (ii) With respect to the proposal to ratify the appointment of Moore Stephens P.C. to serve as the independent registered public accounting firm for the Company for the fiscal year ending March 31, 2008, the votes cast by the holders of common stock of the Company were as follows: 24,517,626 shares were voted in favor, 330,028 shares were voted against, and 1,199,873 shares abstained from voting on the proposal. There were no broker non-votes with respect to such proposal.
ITEM 5. Other Information.
     None
ITEM 6. Exhibits.
3.1	Bylaws of Emerson Radio Corp., as amended.

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON RADIO CORP. (Registrant)
/s/ Adrian Ma
Date: February 14, 2008	Adrian Ma
Chief Executive Officer (Principal Executive Officer)

/s/ Greenfield Pitts
Date: February 14, 2008	Greenfield Pitts
Chief Financial Officer (Principal Financial and Accounting Officer)