Form 10-K
period 2008-03-31
EMERSON RADIO CORP
filed 2008-07-11
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended March 31, 2008
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☑ NO.
Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 28, 2007 (computed by reference to the last reported sale price of the Common Stock on the American Stock Exchange on such date): $24,680,603
Number of Common Shares outstanding at June 30, 2008: 27,129,832
DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of the Form 10-K
Proxy Statement for 2008 Annual Meeting of Stockholders, or an amendment to this Annual Report on Form 10-K	Part III

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
     A change in control of Emerson Radio Corp. occurred on August 29, 2006 as the result of a series of acquisitions of shares of common stock that began on December 5, 2005 by The Grande Group Limited, a Singapore corporation (“GGL”), and S&T International Distribution Ltd., a British Virgin Islands corporation (“S&T”). Grande is (i) the sole parent of GGL and (ii) the sole parent of Grande N.A.K.S. Ltd., a British Virgin Islands corporation and sole parent of S&T. As of June 30, 2008, Grande owns approximately 57.6% of our outstanding common stock.
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

     For additional disclosures of our major customers, as well as financial information about geographical areas of our operations, see Item 8 — “Financial Statements and Supplementary Data” — Note 15 of Notes to Consolidated Financial Statements.
Supervision and Regulation
     We file reports and other information with the Securities and Exchange Commission (the “SEC”) pursuant to the information requirements of the Securities Exchange Act of 1934. Readers may read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operations of the public reference room. Our filings with the SEC are also available to the public from commercial document retrieval services and at the SEC’s website at www.sec.gov.
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

     We believe we possess an advantage over our competitors due to the combination of:
•	recognition of the “” brand;

•	our distribution base and established customer relations;

•	our sourcing expertise and established vendor relations;

•	an infrastructure with personnel experienced in servicing and providing logistical support to the domestic mass merchant distribution channel; and

•	our extensive experience in establishing license and distribution agreements on a global basis for a variety of products.
     We intend to continue leveraging our core competencies to offer a broad variety of current and new consumer electronic products to customers. In addition, we intend to enter into licenses for the use of our trade names and trademarks by third parties, which we refer to as “outward licenses”. We continue to enter into distribution agreements that take advantage of our trademarks and utilize the logistical and sourcing advantages of unrelated third-parties for products that are more efficiently marketed through these agreements. We continuously evaluate potential licenses and distribution agreements. See “Licensing and Related Activities.”
     Our core business consists of selling, distributing, and licensing various low and moderately priced consumer electronic products in various categories. A substantial portion of our marketing and sales efforts are concentrated in the United States, although we also sell our products in certain other international regions.
     Products
     Emerson’s current product and branded categories consist of the following:

Video Products	Audio Products	Other

Televisions	Portable stereo systems	Housewares
Specialty televisions	Digital clock radios	Home theater systems
Digital video disc players	Shelf stereo systems	Microwave ovens
Specialty video cassette players	Specialty clock radios	Multi-media systems
Video cassette recorders	iPod Related Products	Telecommunications Equipment
     Growth Strategy
     We believe growth opportunities exist through the implementation of the following:
•	new distribution channels for additional lines of housewares in the non-entry level category;

•	higher penetration levels within our existing customers through increases in the products offered and sold;

•	expansion of our existing customer base in the United States through our sales staff and outside sales representative organizations;

•	expansion into distribution channels we are not currently utilizing through new products and existing products outside of our traditional markets in the United States and Canada;

•	development and sales of new products not presently being offered by us, such as electronics and accessories that utilize popular theme characters and logos through the expansion of our inward license agreements;

•	further development of our direct to consumer sales channel, primarily through the further development of our internet web-site;

•	continuing to capitalize on the “” and “H.H. Scott®” trademarks through outward license agreements with third parties to license the “” and “H.H. Scott®” trademarks for products not currently being sold, and in geographic areas not presently being serviced; and

•	expansion through strategic mergers with and acquisitions of other businesses.
     In connection with our strategic focus, we may acquire equity positions in other corporate entities. In February 2008, we formed a joint venture with ADCOM, LLC for the primary purpose of manufacturing, selling, distributing and/or licensing audio and video equipment for the home and office. Under the terms our agreement with ADCOM, in exchange for a controlling interest in the joint venture, we made a nominal upfront cash investment and made available a secured line of credit to help capitalize the joint venture. In exchange for a non-controlling interest in the joint venture and nominal cash consideration, ADCOM contributed tangible and other assets to the joint venture and granted the joint venture an exclusive, worldwide royalty-free license to make, sell and distribute products incorporating ADCOM’s intellectual property, including its trademarks.
     We believe that the “” trademark is recognized in many countries. A principal component of our growth strategy is to utilize this global recognition of our brand name and our reputation for quality and cost competitive products to aggressively promote our products within the United States and targeted international geographic areas. We believe that we will be able to compete more effectively domestically and internationally, by combining innovative approaches to our current product line and augmenting our product line with complementary products. We intend to pursue such plans either independently or through relationships with other companies, including our relationship with Grande, as well as license arrangements, distributorship agreements and joint ventures. See “Licensing and Related Activities.”
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
     In fiscal 2008, 2007 and 2006, Wal-Mart Stores accounted for approximately 35%, 30% and 37% of our net revenues, respectively, and Target Stores accounted for approximately 24%, 21% and 17% of our net revenues, respectively. Except for non-recurring promotional item sales to ESI International (“ESI”) in fiscal 2007, which were 12% of net revenues, no other customer accounted for more than 10% of our net revenues in either period. All promotional items sold to ESI in fiscal 2007 were destined for Wal-Mart; if they were sold direct to Wal-Mart approximately 42% of fiscal 2007 revenues would have been on the Wal-Mart account. Management believes that a loss, or a significant reduction, of sales to Wal-Mart or Target would have a materially adverse effect on our business and results of operations.
     Approximately 57%, 50% and 55% of the net revenues in fiscal 2008, 2007 and 2006 respectively, were made through third-party sales representative organizations that receive sales commissions and work in conjunction with our own sales personnel. With our permission, third-party sales representative organizations may sell competitive products in addition to our products. In most instances, either party may terminate a sales representative relationship on 30 days prior notice by us and 90 days prior notice by the sales representative organization in accordance with customary industry practice. We utilize approximately 19 sales representative organizations, including two through which approximately 24% and 10% of our net revenues, including revenues from one of our two major customers described above, were made in fiscal 2008. For fiscal 2007, one sales representative organization accounted for approximately 22% of our net revenues and in fiscal 2006 two sales representative organization accounted for approximately 19% and 11% of our net revenues. No other sales representative organization accounted for more than 10% of our net revenues in any year. The remainder of our sales is to customers that are serviced by our sales personnel. Management does not believe that the loss of one or more sales representative organizations would have a material adverse effect on our business and results of operations.
     Foreign Marketing
     We primarily market and distribute our products in the United States. Accordingly, foreign sales account for less than 10% of total revenues and are not considered material. We intend to expand our existing worldwide customer base through our foreign distribution agreements and direct selling, particularly in Europe and Asia.
     Licensing and Related Activities
     We have several outward license agreements that allow licensees to use our trademarks for the manufacture and/or the sale of consumer electronics and other products. These agreements allow the licensee to use our trademarks for a specific product category, or to use them within a specific geographic area (examples of such areas includes some or all of the countries located in North America, South America, Mexico and parts of Europe), or for sales to a specific customer base, or to some combination of the above, or by any other category that might be defined in the license agreement. These license agreements are subject to renewal at the expiration of the agreements and are governed by the laws of the United States. Agreements in effect at March 31, 2008 have various expiration dates ranging through September 2011. Total license revenues recognized and earned in fiscal 2008, 2007 and 2006 were approximately $6,859,000, $6,645,000 and $7,674,000, respectively. We record licensing revenues as earned over the term of the related agreements.
     Effective January 1, 2001, we entered into a license agreement (the “Video License Agreement”) with Funai Corporation, Inc. (“Funai”), which was subsequently amended, to extend the term of the agreement until December 31, 2010. The Video License Agreement allows Funai to manufacture, market, sell and distribute specified products bearing the “” trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, we receive non-refundable minimum annual royalty payments of $4.3 million each calendar year and a license fee on sales of products subject to the Video License Agreement in excess of the minimum annual royalties. During fiscal 2008, 2007 and 2006, license revenues of $4,601,000, $4,391,000 and $5,321,000, respectively, were recorded under this agreement.
     In October 2006, we entered into an agreement, to grant to APH a 15 year exclusive license to distribute in the United States, Mexico and Canada flat panel liquid crystal displays and accessories under the Company’s H.H. Scott brand sourced exclusively through Capetronic Display Limited. The royalty rate is .625% of the actual aggregate purchase value of the products purchased by APH from

Emerson, subject to minimum royalties of $825,000 in each of the years 6 to 10 and $907,500 in each of years 11 to 15. APH paid Emerson $110,448 in royalties during the fiscal year ended March 31, 2007. No royalties were paid to Emerson under this agreement in fiscal 2008, and the agreement was terminated in April 2008.
     Throughout various parts of the world, we maintain distribution and outward license agreements that encompass the sale of various Emerson® branded products into defined geographic areas and intend to pursue additional licensing and distribution opportunities. We believe that such activities have had and will continue to have a positive impact on operating results by generating income with minimal, if any, incremental costs and without any working capital requirements. We continue to protect our brand through rigid license and product selection and control processes. See Item 1 — “Business — Forward-Looking Information” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     Effective March 2003, we entered into an inward license agreement with MTV Networks to license the Nickelodeon name, trademark and logo, along with several of Nickelodeon’s trademarks and logos. The license agreement expired on March 31, 2007 and we had the right to sell off products using the Nickelodeon name through June 29, 2007. Additionally, we entered into a second contract with MTV Networks for additional Nickelodeon character trademarks and logos, along with expanded product categories. This license agreement also expired on March 31, 2007 and like the first agreement, the Company had the right to sell off products using the Nickelodeon name through June 29, 2007.
     Effective July 2005, we entered into an inward license agreement with Apple Computer Inc. The license, which automatically renews for successive one-year terms after June 2007 and is cancellable by either party, will be in effect through June 2009 unless terminated in accordance with the terms of the agreement. The license allows us to develop and market products that are compatible with the highly popular iPod® portable audio and video devices. In addition, the license further provides the right to use the “made for iPod®” logo on all of our packaging and promotional material.
     Effective January 2007, we entered into an inward license agreements with Mattel, Inc. to license the Barbie and Hot Wheels names, trademarks and logos. The license agreements expire in December 2009 and December 2010, respectively. Under the license agreements Emerson is producing and selling a line of Barbie™ Real Electronics and Hot Wheels products.
     The following table sets forth by fiscal year the minimum royalty payments due under inward license agreements:

Fiscal Years	Amount
2009	$866
2010	774
2011	—
2012	—
2013	—
Thereafter	—

Total	$1,640

     Design and Manufacturing
     Our products are manufactured by several original equipment manufacturers in accordance with our specifications. During fiscal 2008 and 2007, 100% of our purchases consisted of finished goods from foreign manufacturers, primarily located in People’s Republic of China, substantially all of which are imported into the United States.
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
     The following summarizes our purchases from our major suppliers that provide more then 10% of our total purchases in fiscal 2008 or 2007:

	Fiscal Year
Supplier	2008	2007
Galanz	35%	*
Midea	20%	24%
Capetronic Displays	0%	14%
Lasco Industries	17%	13%
* — less than 10%
     Capetronic Displays Ltd is a related party. See Item 8 — “Financial Statements and Supplementary Data — Note 3 — Related Party Transactions”. Lasco Industries has closed its manufacturing operations in China and is not expected to reopen. Lasco Industries provided Emerson with a broad range of products and is the primary or exclusive manufacturer of select items. Midea manufactures home appliances products and is expected to supply a much greater percentage of our product in the next fiscal year. No other supplier accounted for more than 10% of our total purchases in fiscal 2008 or 2007. We consider our relationships with our suppliers to be satisfactory and believe that, barring any unusual material or part shortages or economic, fiscal or monetary conditions, we could, and in some cases, already have developed alternative suppliers. No assurance can be given that ample supply of product would be available at current prices if we were required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts. See Item 1 — “Business — Forward—Looking Information, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A — “Inflation, Foreign Currency and Interest Rates.”
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
     We have entered into agreements with cerain of our suppliers that require the supplier to accept returned defective product. We pay a fee to the supplier and in exchange receive a new unit.
     Backlog
     We do not believe that backlog is a significant factor. The ability of management to correctly anticipate and provide for inventory requirements is essential to the successful operation of our business.
     Trademarks
     We own the:
•	“”

•	“Emerson Research®”

•	“Emerson Interactive sm”

•	“Girl Power™”

•	“H.H. Scott®”

•	“iTone™”

•	“Scott®”

•	“SmartSet®”
trademarks for certain of our home entertainment and consumer electronic products in the United States, Canada, Mexico and various other countries. Of the trademarks owned by us, those registered in the United States and Canada must be renewed at various times through 2016 and 2021, respectively. Our trademarks are also registered in various other countries, for which registrations must be renewed at various times. We intend to renew all trademarks necessary for our business. We consider the
“” and HH Scott® trademarks to be of material importance to our business and, to a lesser degree, the remaining trademarks. We license the “” and HH Scott® trademarks to third parties, the scope of which is on a limited product and geographic basis and for a period of time. See “Licensing and Related Activities.”
     Patents
     We attempt to protect our technology and products through patents and patent applications. As of the date of this report, we have two U.S. patents covering our SmartSet® technology, one of which expires in May 2020 and the other of which expires in April 2025.
     Competition
     As published in the January 2008 edition of the Consumer Electronics Association Market Research report, the market segments of the consumer electronics industry in which we compete generate approximately $44 billion of factory sales annually and are highly fragmented, cyclical, and competitive. The industry is characterized by the short life cycle of products, which requires continuous design and development efforts.
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
     Many of our products are subject to various Federal regulations, some of which empower the Consumer Product Safety Commission (the “CPSC”) to regulate potentially hazardous products. The CPSC has the authority to exclude from the market certain articles that are found to be hazardous and can require a manufacturer to refund the purchase price of products that present a substantial product hazard. CPSC determinations are subject to court review. Similar laws exist in some states and cities in the United States. During the year ended March 31, 2008, none of our products were sanctioned by the CPSC as hazardous.
Product Liability and Insurance
     Because of the nature of the products sold by us, we are periodically subject to product liability claims resulting from personal injuries. We may become involved in various lawsuits incidental to our business.
     In recent years, product liability insurance has become much more expensive, restrictive and difficult to obtain. Accordingly, there can be no assurance that our general product liability insurance will be sufficient to cover any successful product liability claims made against us in the future. In our opinion, any ultimate liability arising out of currently pending product liability claims will not have a material adverse effect on our financial condition or results of operations. However, any claims substantially in excess of our insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on our financial condition and results of operations.

Employees
     As of June 27, 2008, we had approximately 170 employees, comprised of 72 in the United States and 98 in Asia. None of our employees are represented by unions, and we believe our labor relations are good.
Item 1A. Risk Factors
     You should carefully consider these risk factors in addition to those set forth in our financial statements or the notes thereto. Additional risks about which we do not yet know or that we currently believe to be immaterial also may adversely affect our business operations. If any of the following occur, our business, financial condition or operating results may be adversely affected. In that case, the price of our common stock may decline.
Business Related Risks
If we are unable to resist price increases from our suppliers or pass through such increases to our customers, our profit margins will shrink or be eliminated entirely.
     Substantially all of our products are purchased from suppliers with factories located in the People’s Republic of China (“China”). The weakness of the United States dollar in relationship to the Chinese currency has increased substantially the cost of the products we purchase from such suppliers. These suppliers also have experienced sharply rising costs attributable to, among other things, substantially increased raw material costs, general economic conditions and changes in certain labor, public health and tax regulations in China. As a consequence, many of our suppliers have proposed substantial price increases for the products we purchase from them. We are resisting such increases and, at the same time, proposing higher product sale prices to our customers, the most substantial of which are among the largest retail chains in the country. These customers have strongly resisted accepting our proposed increased pricing given the recent decline in economic conditions in the United States and the fear that higher prices will drive away their already fragile customer bases. The pricing situation with our suppliers and customers is unclear and there can be no assurance that we will be able to work out an acceptable solution. In addition, if we are unable to negotiate lower costs with our suppliers, higher prices from our customers or some combination of the two, our sales likely will decline, our profit margins will shrink and our operating results may be materially and adversely affected.
The majority ownership of our common stock by subsidiaries of The Grande Holdings Limited, a Hong Kong based group of companies, substantially reduces the influence of other stockholders.
     The Grande Holdings Limited and its subsidiaries (collectively, “Grande”) own approximately 57.6% of our outstanding common stock as of June 30, 2008. As a result, Grande currently controls or influences significantly the approval process for actions that require stockholder approval, including: the election of our directors and the approval of mergers, sales of assets or other significant corporate transactions or matters submitted for stockholder approval. Because of Grande’s ownership position, other stockholders have little or no influence over matters submitted for stockholder approval.

A number of our directors and senior executive officers also are managing directors or senior officers of Grande and have loyalties and fiduciary obligations to both Grande and Emerson; those dual positions subject such persons to conflicts of interest in related party transactions which may cause such related party transactions to have consequences to us that are less favorable than those which we could have attained in comparable transactions with unaffiliated entities..
     Each of Christopher Ho, our Chairman of the Board, Adrian Ma, our Chief Executive Officer and Michael A.B. Binney, a director, is a Managing Director of Grande. In addition, Messrs. Ho and Ma serve, respectively, as the Chairman of the Board and Chief Executive Officer of Grande. These relationships create, or, at a minimum, appear to create potential conflicts of interest when members of our senior management are faced with decisions that could have different implications for us and Grande. As described in Note 3 to our financial statements and in our previous filings with the SEC, there have been a number of related party transactions between us and Grande which have been viewed as possibly problematic. In addition, Grande has failed to pay, on a timely basis, amounts due and payable to us in connection with our related party transactions. Although Grande currently does not owe us any amounts under our existing related party transactions, we cannot assure you that Grande, in the future, will pay any amounts that become due and payable to us under our existing or future related party transactions on a timely basis or at all.
     Although we have established procedures designed to insure that future material related party transactions are fair to us, no assurance can be given as to how potentially conflicted board members or officers will evaluate their fiduciary duties to us and Grande, respectively, or how such individuals will act in such circumstances. Furthermore, the appearance of conflicts, even if such conflicts ultimately do not harm us, might adversely affect the public’s perception of Emerson, as well as our relationship with our existing customers, licensors and licensees and our ability to enter into new relationships in the future.
Although our management has concluded that our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), was effective as of March 31, 2008, we have previously identified material weaknesses in our internal controls. If we are unable to maintain appropriate internal controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in the restatement of our financial statements, harm our operating results, limit our access to credit facilities necessary to fund our operations, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in the our reported financial information and have a negative effect on the market price for shares of our common stock.
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
     Based on our evaluation of the effectiveness of our internal control over financial reporting under the framework in Internal Control — Integrated Framework issued by the

Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was effective as of March 31, 2008. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and management and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.
     As previously disclosed under Item 9A — “Controls and Procedures” of our Annual Report Form 10-K for the fiscal year ended March 31, 2007 (the “2007 Annual Report”), certain events in fiscal 2007 revealed material weaknesses in our internal controls. As previously disclosed, as part of our efforts to remedy such material weaknesses, in December 2007, our Board of Directors adopted a series of corporate governance and control policies and procedures that were recommended by our Audit Committee. Our Audit Committee continues to assign the highest priority to the improvement of our internal controls over financial reporting and has taken, and will continue to take, action in furtherance of such improvement and in response to the events described under Item 9A — “Controls and Procedures” of the 2007 Annual Report. We cannot assure you that such remediation efforts will be effective to prevent events or actions which are inconsistent with our internal controls or that it will not, in the future, identify further areas requiring improvement in our internal control over financial reporting or that our internal controls will not be circumvented.
     If we are unable to maintain appropriate internal financial reporting controls and procedures or if such controls and procedures are not complied with, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, limit our access to credit facilities necessary to fund our operations, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock
The loss or significant reduction in business of any of our key customers, including Wal-Mart, Target, and Kmart, could materially and adversely affect our revenues and earnings.
     We are highly dependent upon sales of our products to Wal-Mart, Target and Kmart. For the fiscal years ended March 31, 2008 and 2007, Wal-Mart represented approximately 35% and 30%, respectively, Target stores accounted for approximately 24% and 21%, respectively, and Kmart stores represented approximately 7% and 6%, respectively, of our net revenues. Except for non-recurring promotional item sales to ESI International in fiscal 2007, which were 12% of net revenues, no other customer accounted for greater than 10% of our net revenues during these periods. All customer purchases are made through purchase orders and we do not have any long-term contracts with customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, Wal-Mart, Target or Kmart will cause a material and adverse change in our revenues and operating results.
We depend on a limited number of suppliers for our products. The inability to secure our products could reduce our revenues and adversely affect our relationship with our customers.
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
     We do not have any long-term or exclusive purchase commitments with any of our suppliers. Galanz, Midea and Lasco Industries were our largest suppliers of our products during fiscal 2008, each of which accounted for more than 10% of our purchases of products for our latest fiscal year. Lasco Industries has closed its manufacturing operations in China and is not expected to reopen. Our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could negatively affect our ability to obtain our products in a timely manner. If we are unable to obtain ample supply of product from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers’ orders, which could materially and adversely affect our revenues and our relationship with our customers.
If our contract manufacturers are unable to deliver our products in the required amounts and in a timely fashion, we could experience delays or reductions in shipments to our customers which could materially and adversely affect our revenues and our relationship with our customers. Unanticipated disruptions in our operations, slowdowns or shutdowns by our suppliers, manufacturers and shipping companies could adversely affect our ability to deliver our products and service our customers which could materially and adversely affect our revenues and our relationship with our customers.
     All of our products are manufactured in accordance with our specifications by factories principally located in China. If we are unable to obtain our products from these factories in the required quantities and quality and in a timely fashion, we could experience delays or reductions in product shipments to our customers which could negatively affect our ability to meet the requirements of our customers, as well as our relationships with our customers, which in turn could materially and adversely affect our revenues and operating results.
     Our ability to provide high quality customer service, process and fulfill orders and manage inventory depends on the efficient and uninterrupted operation of our distribution centers and the timely and uninterrupted performance of third party manufacturers and suppliers, shipping companies and dock workers. Any material disruption, slowdown or shutdown of the operation of our call center, distribution centers, manufacturing facilities or management information systems, or comparable disruptions, slowdowns or shutdowns suffered by our principal manufacturers, suppliers and shippers could cause delays in our ability to receive, process and fulfill customer orders and may cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused. As a result, our revenues and operating results could be materially and adversely affected.

     Substantially all of our suppliers are located in China. Inadequate development and maintenance of infrastructure in China, including inadequate power and water supplies, transportation and raw materials availability, and the deterioration in the general political, economic and social environments in China may make it difficult, more expensive and possibly prohibitive for these suppliers to continue to operate in China. During our fiscal year ended March 31, 2008, two of our suppliers (including one of our primary suppliers) located in China closed their facilities, and we cannot assure you that we will be able to find suitable replacements for such suppliers. In addition, although we have implemented procedures to recertify all of our existing and future suppliers and manufacturers of our products, there can be no assurance that our recertification procedures are adequate or that any of our recertified suppliers and manufacturers will not close their facilities. If we cannot find suitable replacements for any manufacturers that have or may in the future close their facilities, our revenues and operating results could be materially and adversely affected.
The failure to maintain our relationships with our licensees, licensors and distributors or the failure to obtain new licensees, licensors or distribution relationships could materially and adversely affect our revenues and earnings.
     We maintain agreements that allow licensees to use our Emerson® trademark for the manufacture and sale of specific consumer electronics and other products. In addition, we maintain agreements for the distribution of products bearing our brands, into defined geographic areas. Although we have entered into agreements with certain of our licensees and distributors of our products, most have terms of three years or less, including our agreement with Funai which expires in December 2010 unless renewed. We cannot assure that such agreements will be renewed or that our relationships with our licensees or distributors will be maintained on satisfactory terms or at all. The failure to maintain our relationships with Funai and our other licensees and distributors on terms satisfactory to us, the failure to obtain new licensees or distribution relationships or the failure by our licensees to protect the integrity and reputation of our Emerson® trademark could materially and adversely affect our licensing revenues and our earnings.
     We also are parties to license agreements with Mattel pursuant to which we license the Barbie™ and HotWheels™ names, trademarks and logos. The license agreement pursuant to which we produce and sell a line of Barbie ™ Real Electronics expires in December 2009, and the license agreement pursuant to which we produce and sell a line of Hot Wheels products, expires in December 2010. We may not be able to maintain or extend such relationships which could adversely affect our revenues and earnings.
Our business could be materially and adversely affected if we cannot protect our intellectual property rights or if we infringe on the intellectual property rights of others.
     Our ability to compete effectively depends on our ability to maintain and protect our proprietary rights. We own the Emerson® trademark, which is materially important to our business, as well as other trademarks, a patent, licenses and proprietary rights that are used for certain of our home entertainment and consumer electronics products. Our trademarks are registered throughout the world, including the United States, Canada, Mexico, France, Spain, Germany, China, Japan, India and the United Kingdom. We also have two patents in the United States on our SmartSet® technology, one of which expires in May 2020 and the other of which expires in April 2025. The laws of some foreign countries in which we operate may not protect our proprietary rights to the same extent as do laws in the United States. The protections afforded by the laws of such countries may not be adequate to protect our intellectual property rights.
     Third parties may seek to challenge, invalidate, circumvent or render unenforceable any trademarks, patents or proprietary rights owned by or licensed to us. In addition, in the event third party licensees fail to protect the integrity of our trademarks, the value of these marks could be materially and adversely affected. Our inability to protect our proprietary rights could materially and adversely affect the license of our trade names, trademarks and patents to third parties as well as our ability to sell our products. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets; and determine the scope and validity of such intellectual property rights. Any such litigation, whether or not successful, could result in substantial costs and diversion of resources and management’s attention from the operation of our business. We believe that a third party currently is selling products that include our patented SmartSet® technology. Accordingly, in July 2008, we demanded that such third party cease and desist further sales of any and all products that include our patented technology. We cannot assure you, however, that such third party will discontinue its sales of such products in accordance with our demand; that such third party will not seek to challenge our patents; or that we would prevail in any such challenge.
     We may receive notices of claims of infringement of other parties’ proprietary rights. Such actions could result in litigation and we could incur significant costs and diversion of resources in defending such claims. The party making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief. Such relief could effectively block our ability to make, use, sell, distribute or market our products and services in such jurisdiction. We may also be required to seek licenses to such intellectual property. We cannot predict, however, whether such licenses would be available or, if available, that such licenses could be obtained on terms that are commercially reasonable and acceptable to us. The failure to obtain the necessary licenses or other rights could delay or preclude the sale, manufacture or distribution of our products and could result in increased costs to us.
Our revenues and earnings could be materially and adversely affected if we cannot anticipate market trends or enhance existing products or achieve market acceptance of new products.
     Our success is dependent on our ability to anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and developing new products. In addition, to increase our penetration of current markets and gain footholds in new markets for our products, we must maintain our existing products and integrate them with new products. We may not be successful in developing, marketing and releasing new products that respond to technological developments or changing customer needs and preferences. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these new products. These new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements to our products are delayed, or if these products or enhancements fail to achieve market acceptance when released, our sales volume may decline and earnings could be materially and adversely affected. In addition, new products or enhancements by our competitors may cause customers to defer or forgo purchases of our products, which could also materially and adversely affect our revenues and earnings.

Foreign regulations and changes in the political, public health and economic conditions in the foreign countries in which we operate our business could materially and adversely affect our revenues and earnings.
     We derive a significant portion of our revenue from sales of products manufactured by third parties located primarily in China. In addition, third parties located in China and other countries located in the same region produce and supply many of the components and raw materials used in our products. Conducting an international business inherently involves a number of difficulties and risks that could materially and adversely affect our ability to generate revenues and could subject us to increased costs. Among the factors that may adversely affect our revenues and increase our costs are:
•	currency fluctuations which could cause an increase in the price of the components and raw materials used in our products and a decrease in our profits;

•	Chinese labor laws;

•	labor shortages in manufacturing facilities located in China, including the short-term labor shortage in manufacturing facilities caused by migrant workers seeking employment opportunities created by the 2008 Summer Olympics to be held in Beijing;

•	the elimination or reduction of value-added tax refunds to Chinese factories that manufacture products for export;

•	the rise of inflation and substantial economic growth in China;

•	more stringent export restrictions in the countries in which we operate which could adversely affect our ability to deliver our products to our customers;

•	tariffs and other trade barriers which could make it more expensive for us to obtain and deliver our products to our customers;

•	political instability and economic downturns in these countries which could adversely affect our ability to obtain our products from our manufacturers or deliver our products to our customers in a timely fashion;

•	seasonal reductions in business activity in these countries during the summer months which could adversely affect our sales; and

•	new restrictions on the sale of electronic products containing certain hazardous substances.
Any of factors described above may materially and adversely affect our revenues and/or increase our operating expenses. In fact, we recently have experienced, and may continue to experience, the consequences of these risks taking place.

The inability to use our tax net operating losses could result in a charge to earnings and could require us to pay higher taxes.
     We have substantial tax net operating losses available to reduce taxable income for federal and state income tax purposes. A portion of the benefit associated with the tax net operating losses has been recognized as a deferred tax asset in our financial statements and could be used to reduce our tax liability in future profitable periods. We believe these net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured, we believe it is more likely than not that most of the remaining net deferred tax assets will be realized prior to expiration, and we have increased our valuation allowance for the balance. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed, or estimates of future taxable income during the carry-forward period is reduced.
We are subject to intense competition in the industry in which we operate, which could cause material reductions in the selling price of our products or losses of our market share.
     The consumer electronics industry is highly competitive, especially with respect to pricing and the introduction of new products and features. Our products compete in the low to medium-priced sector of the consumer electronics market and compete primarily on the basis of reliability, brand recognition, quality, price, design, consumer acceptance of the Emerson® trademark and quality service and support to retailers and our customers. In recent years, we and many of our competitors, have regularly lowered prices, and we expect these pricing pressures to continue. If these pricing pressures are not mitigated by increases in volume, cost reductions from our suppliers or changes in product mix, our revenues and profits could be substantially reduced. As compared to us, many of our competitors have significantly greater managerial, financial, marketing, technical and other competitive resources and greater brand recognition. As a result, our competitors may be able to (i) adapt more quickly to new or emerging technologies and changes in customer requirements; (ii) devote greater resources to the promotion and sale of their products and services; and (iii) respond more effectively to pricing pressures.
     In addition, competition could increase if new companies enter the market, existing competitors expand their product mix or we expand into new markets. An increase in competition could result in material price reductions or loss of our market share.
The seasonality of our business, changes in consumer spending and economic conditions may cause our quarterly operating results to fluctuate and cause our stock price to decline.
     Our net revenue and operating results may vary significantly from quarter to quarter, which may adversely affect our results of operations and the market price for our common stock. Factors that may cause these fluctuations include:
•	seasonal variations in operating results;

•	changes in market and economic conditions;

•	the discretionary nature of consumers’ demands and spending patterns;

•	variations in the sales of our products to our significant customers;

•	increases in returned consumer electronics products in the March quarter which follows our peak September and December selling quarters;

•	variations in manufacturing and supplier relationships;

•	if we are unable to correctly anticipate and provide for inventory requirements from quarter to quarter, we may not have sufficient inventory to deliver our products to our customers in a timely fashion or we may have excess inventory that we are unable to sell;

•	new product developments or introductions;

•	product reviews and other media coverage;

•	competition, including competitive price pressures; and

•	political instability, war, acts of terrorism or other disasters.
If our sales during the holiday season fall below our expectations, our operating results also could fall below expectations.
     Sales of our products are somewhat seasonal due to consumer spending patterns, which tend to result in significantly stronger sales in our September and December fiscal quarters, especially as a result of the holiday season. This pattern probably will not change significantly in the future. If the economy faltered in these periods, if our customers altered the timing or frequency of their promotional activities or if the effectiveness of these promotional activities declined, particularly around the holiday season, annual operating results could be materially adversely effected. Due to the seasonality of our business, our results for interim periods are not necessarily indicative of our results for the year.
If our third party sales representatives fail to adequately promote, market and sell our products, our revenues could significantly decrease.
     A significant portion of our product sales are made through third party sales representative organizations, whose members are not our employees. Our level of sales depends on the effectiveness of these organizations, as well as the effectiveness of our own employees. Some of these third party representatives may sell (and do sell), with our permission, competitive products of third parties as well as our products. During our fiscal years ended March 31, 2008 and 2007, these organizations were responsible for approximately 57% and 50%, respectively, of our net revenues during such periods. In addition, two of these representative organizations were responsible for a significant portion of these revenues. If any of our third party sales representative organizations engaged by us, especially our two largest, fails to adequately promote, market and sell our products, our revenues could be significantly decreased until a replacement organization or distributor could be retained by

us. Finding replacement organizations and distributors could be a time consuming process during which our revenues could be negatively impacted.
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
A decline in the value of the auction rate securities included in our investments could materially adversely affect our liquidity.
     Our investments include auction rate securities, with estimated fair value of $11.9 million at March 31, 2008. Auction rate securities are securities with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors typically can sell at auction or continue to hold the securities. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. Our auction rate securities consist of interests in pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities. Liquidity for our auction rate securities typically is provided by an auction process that resets the applicable interest rate every 7 to 35 days.
     In early February 2008, our auction rate securities failed to sell at auction due to sell orders exceeding buy orders. Later in February and again in March 2008, we received approximately $1.1 million in partial calls of our auction rate securities. During 2008, the funds associated with our auction rate securities that have failed auction, may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called or the underlying securities have matured. As a result of the recent instability in the market for auction rate securities, there may be a future decline in the value of our auction rate securities. A decline in the value of these securities that is not temporary could materially adversely affect our liquidity and income.
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
Any substantial indebtedness we incur from time to time may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.
     From time to time we may incur substantial debt in connection with our operations. As a result, we may be subject to the risks associated with indebtedness, including:
•	because we would need to dedicate a portion of our cash flows from operations to pay debt service costs, we would have less funds available for operations and other purposes;

•	it may be more difficult and expensive to obtain additional funds through financings, if such funds are available at all;

•	we would be more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

•	if we were to default under any of our existing credit facilities or if our creditors were to demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.
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
Grande’s controlling interest in our common stock as well as our organizational documents and Delaware law make it difficult for us to be acquired without the consent and cooperation of Grande, our board of directors and management.
     Grande’s controlling interest in our shares as well as several provisions of our organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of our common stock. Under the terms of our certificate of incorporation, our board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The ability to issue shares of preferred stock could tend to discourage takeover or acquisition proposals not supported by our current board of directors.
If our common stock is de-listed from the American Stock Exchange, shareholders liquidity in their shares may be adversely affected and shareholders may have difficulty selling their shares or attaining a satisfactory price.
     In order for our common stock to be eligible to continue to be listed on the American Stock Exchange, we must meet the current American Stock Exchange continued listing requirements, including satisfying the Audit Committee composition requirements and the timely filing of periodic reports with the Securities and Exchange Commission. In addition, because we are a “controlled company” under the rules of the American Stock Exchange, we are not required to comply with the rules relating to independent directors, board nominations and executive compensation. During fiscal 2007, we failed to timely file our report on Form 10-Q for the quarter ended December 31, 2006. We also have received notices from the American Stock Exchange in the past for failure to meet certain continued listing requirements. If we are unable to continue to meet these requirements, our common stock could be de-listed from the American Stock Exchange. If our common stock were to be de-listed from the American Stock Exchange, our common stock could continue to trade on the National Association of Securities Dealers’ over-the-counter bulletin board or on the Pink Sheets, as the case may be. Any such de-listing of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for our common stock, in terms of the number of shares that can be bought and sold at a given price and through delays in the timing of transactions and less coverage of us by securities analysts, if any. It also could have an adverse effect on our ability to raise capital in the public or private equity markets if we were to determine that we need to seek additional equity capital in the future.

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
Item 1B. UNRESOLVED STAFF COMMENTS
     Not Applicable
Item 2. PROPERTIES
     The following table sets forth the material properties owned or leased by us:

	Approximate
	Square		Lease Expires
Facility Purpose	Footage	Location	or is Owned

Corporate headquarters	22,500	Parsippany, NJ	December 2009
Hong Kong office	18,476	Hong Kong, China	December 2008
New York office	3,032	New York, NY	July 2012
Macao office	4,333	Macao, China	March 2009
Warehouse	97,100	Irving, TX	June 2010
Warehouse	180,650	Mira Loma, CA	June 2011
     We also utilize public warehouse space with terms typically of one year or less. Public warehouse expenses vary based upon the volume and value of products shipped from each leased location.
     We believe that the properties used for our operations are in satisfactory condition and adequate for our present and anticipated future operations.

Item 3. LEGAL PROCEEDINGS
     In December, 2007, a purported derivative action (the “Berkowitz Action”) was filed in The Court of Chancery of the State of Delaware (the “Court”) on our behalf by two of our shareholders, Lisa S. Berger Berkowitz and David E. Berkowitz, against certain of our current and former directors. The derivative action currently is pending against three of our directors (Messrs. Ho, Ma and Binney). The complaint, which has not yet been answered by the defendants, alleges that the named defendants, each of whom also is an executive officer of Grande Holdings, our controlling shareholder, violated their fiduciary duties to us in connection with a number of previously disclosed related party transactions with affiliates of Grande Holdings.
     In May 2008, a purported derivative action (the “Pinchuk Action”) was filed in the Court on our behalf by our shareholder, Warren Pinchuk, against all of our current directors. This action contains similar allegations to those contained in the Berkowitz Action. The plaintiffs in the Berkowitz Action have moved before the Court to intervene in the Pinchuk Action and to stay prosecution of the Pinchuk Action. The plaintiff in the Pinchuk Action has filed an opposition to that motion and has moved before the Court to consolidate the Berkowitz Action and the Pinchuk Action. The Court is expected to hear these motions within a few weeks of the date of this Annual Report on Form 10-K.
     The recovery in each of the Berkowitz Action and the Pinchuk Action, if any, will inure to our benefit.
     Except for the litigation matters described above, we are not currently a party to any legal proceedings other than litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.
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

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low

First Quarter	$3.30	$2.90	$3.75	$3.11
Second Quarter	3.05	2.12	3.26	2.91
Third Quarter	2.75	1.20	3.59	2.89
Fourth Quarter	1.45	1.01	3.45	3.11
     There is no established trading market for our Series A convertible preferred stock, whose conversion feature expired as of March 31, 2002.
COMPARISON OF CUMULATIVE TOTAL RETURN
     The following graph shows a comparison of cumulative total returns on our common stock for the period April 1, 2003 to March 31, 2008, with the cumulative total return over the same period for the American Stock Exchange and a peer group of companies. Companies used for the peer group are Boston Acoustics, Inc., Cobra Electronics Corp., Concord Camera Corp., Koss Corp. and Pioneer Corporation. In selecting companies to be part of the peer group, we focus on publicly traded companies that design and/or distribute consumer electronic products that have characteristics similar to ours in terms of one or more of the following: (i) type of product, (ii) distribution channels, (iii) sourcing or (iv) sales volume. The comparison assumes the investment of $100 in our common stock on April 1, 2003, and reinvestment of all dividends. The information in the graph was provided by Hemscott, Inc.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG EMERSON RADIO CORPORATION,
AMEX MARKET AND PEER GROUP INDEX
ASSUMES $100 INVESTED ON APR. 1, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MAR. 31, 2008

Company
Index Market	Fiscal Year Ended
	3/31/03	3/31/04	3/31/05	3/31/06	3/31/07	3/31/08
Emerson Radio Corp.	100.00	55.52	51.16	54.36	46.51	16.72
Peer Group Index	100.00	141.65	88.19	69.48	58.52	41.49
Amex Market Index	100.00	141.33	148.06	181.72	195.41	191.43
     (b) Holders
     At June 18, 2008, there were approximately 295 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our common stock is held of record in broker “street names.”
     (c) Dividends
     Our policy has been to retain all available earnings, if any, for the development and growth of our business. We have not paid and do not intend to pay cash dividends on our common stock. In addition, our credit facility restricts our ability to pay cash dividends on our common stock.
     (d) Unregistered Securities
     None

      (e) Share Repurchases
     In September 2003, we publicly announced the Emerson Radio Corp. Common stock Repurchase Program. The program provides for share repurchase of up to 2,000,000 shares of our outstanding common stock. As of March 31, 2008, we have repurchased 1,267,623 shares under this program. No shares have been repurchased under the program since June 14, 2005. Repurchases of our shares are subject to certain conditions under Emerson’s banking facility.
Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The following table sets forth our selected consolidated financial data for the five years ended March 31, 2008. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	March 31, 2008	March 31, 2007	March 31, 2006	March 31, 2005	March 31, 2004
	(In thousands, except per share data)
Summary of Operations:
Net Revenues	$223,230	$284,399	$233,843	$230,783	$179,952
Operating Income (loss)	$(7,323)	$7,191	$4,169	$9,442	$3,093
Income (loss) from continuing operations	$(9,021)	$3,458	$3,712	$5,113	$60
Income (loss) from discontinued operations, Net of tax	$—	$—	$12,918	$792	$(1,134)
Net income (loss)	$(9,021)	$3,458	$16,630	$5,905	$(1,074)

Balance Sheet Data at Period End:
Total Assets	$87,929	$99,408	$92,502	$131,168	$118,669
Current Liabilities	22,978	24,845	21,772	45,899	40,637
Long-Term Debt	199	676	575	31,666	30,820
Shareholders’ Equity	64,619	73,887	70,155	53,603	47,212
Working Capital	44,297	67,183	60,215	56,116	46,729
Current Ratio	2.9 to 1	3.7 to 1	3.8 to 1	2.2 to 1	2.2 to 1

Per Common Share:
Basic net income (loss) per share:
Continuing operations	$(.33)	$.13	$.13	$.19	$.00
Discontinued operations	—	—	.48	.03	(.04)

	$(.33)	$.13	$.61	$.22	$(.04)

Diluted net income (loss) per share:
Continuing operations	$(.33)	$.13	$.13	$.19	$.00
Discontinued operations	—	—	.48	.03	(.04)

	$(.33)	$.13	$.61	$.22	$(.04)

Weighted Average Shares Outstanding:
Basic	27,126	27,087	27,079	26,991	27,227
Diluted	27,126	27,127	27,172	27,264	27,227

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
     The following table summarizes certain financial information for the fiscal years ended March 31 (in thousands):

	2008	2007	2006

Net revenues	$223,230	$284,399	$233,843

Cost of sales	201,046	248,065	204,010
Other operating costs and expenses	6,097	6,492	6,145
Selling, general and administrative	23,587	22,269	19,097
Acquisition costs incurred	—	190	48
Non-cash compensation costs (recovered)	(177)	192	374

Operating income (loss)	(7,323)	7,191	4,169
Gain on sale of building	854	—	—
Gain on foreign exchange forward contracts	465	—	—
Interest income (expense), net	303	(54)	(785)
Loss on impairment of securities	(1,952)	—	—

Income (loss) before income taxes and minority interest	(7,653)	7,137	3,384
Provision (benefit) for income taxes	1,427	3,679	(328)
Minority interest in net loss of consolidated subsidiary	59	—	—

Net income (loss) from continuing operations	$(9,021)	$3,458	$3,712

Results of Operations — Fiscal 2008 compared with Fiscal 2007
     Net Revenues — Net revenues for fiscal 2008 were $223.2 million as compared to $284.4 million for fiscal 2007, a decrease of $61.2 million or 21.5%. Net revenues are primarily comprised of Emerson® branded product sales, themed product sales and licensing revenues. Emerson® branded product sales are earned from the sale of products bearing the Emerson® or HH Scott® brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson® and HH Scott® brand names to licensees for a fee. Net revenues also include net revenues of a new joint venture in fiscal 2008. The major elements which contributed to the overall decrease in net revenues were as follows:
i)	Home appliances product sales increased $37.8 million, or 42.1%, to $127.6 million in fiscal 2008 as compared to $89.8 million in fiscal 2007. In fiscal 2008, home appliance product sales consisted of microwave ovens, wine coolers, small refrigerators, and toaster ovens;

ii)	Emerson® branded products sales, excluding home appliances products, were $78.9 million in fiscal 2008 compared to $118.5 million in fiscal 2007, a decrease of $39.6 million, or 33.4%, primarily resulting from decreased sales volumes in several audio product lines and the Ipod® compatible product category;

iii)	In fiscal 2007, we had promotional item sales to ESI International of $32.9 million, associated with a major holiday promotion with one of our major customers. In addition to increasing net revenues, this promotional sale resulted in an increase in accounts payable and other current liabilities and accounts receivable of $20.6 million and $20.8 million, respectively, in fiscal 2007, as well as an increase in short term deposits of $28.8 million in the same period due to parts and inventory purchases related to this sale. In order to fund these purchases, short term borrowings through our revolving line of credit increased by $24.0 million for the period ended September 30, 2006. These short term borrowings were repaid in the three months ended December 31, 2006. There were no promotional item sales during fiscal 2008;

iv)	Themed product sales were $9.4 million in fiscal 2008 compared to $36.2 million in fiscal 2007, a decrease of $26.8 million, or 74.0%, primarily due to the discontinuance of Nickelodeon® themed products offset slightly by sales of Mattel® themed products which were dampened by $2.4 million in product returns made by one long time distribution partner;

v)	Licensing revenues of $6.9 million in fiscal 2008 compared to $6.6 million in fiscal 2007, an increase of $300,000, or 4.5% primarily due to our video licensing agreements;

vi)	A new joint venture which was formed in the fourth quarter of fiscal 2008 for the primary purpose of manufacturing, selling, distributing, and/or licensing audio and video equipment for the home and/or office with sales of $67,000; and

vii)	In fiscal 2008, we charged fees of $102,000 and $233,000, respectively, to Sansui Sales PTE, Ltd (“Sansui Sales”) and Akai Sales PTE, Ltd (“Akai Sales”), both of which are related parties to us, for assistance in procuring their product. In fiscal 2008, we charged commissions of $29,000 to Capetronic Displays Ltd, which is a related party to us, for importation assistance. In fiscal 2008, we sold to Sansui Sales and Akai Sales $242,000 of Sansui- and Akai-branded product which we sourced on their behalf from third-party suppliers. See Item 8 — “Financial Statements and Supplementary Data — Note 3 — Related Party Transactions”. No related party revenue was recorded in the prior fiscal year.
     Cost of Sales — In absolute terms, cost of sales decreased $47.1 million, or 19.0%, to $201.0 million in fiscal 2008 as compared to $248.1 million in fiscal 2007. Cost of sales, as a percentage of net revenues, was 90.0% in fiscal 2008 as compared to 87.2% in fiscal 2007. Cost of sales as a percentage of sales revenues less license revenues was 92.9% in 2008 as compared to 89.3% in 2007. As a percentage of net revenues for fiscal 2008, cost of sales associated with sales to Akai Sales PTE Ltd and Sansui Sales PTE Ltd, related parties, was 0.1% of total Emerson net revenues. As a percentage of net revenues for fiscal 2007, cost of sales associated with Capetronic Displays Limited, a related party to Emerson, was 12.0% of total Emerson net revenues. The decrease in absolute terms for fiscal 2008 as compared to fiscal 2007 was primarily related to the decrease in sales volume, a decrease in inventory reserves and a decrease in royalty expense offset by an increase in writedowns of inventory, costs of personnel in Asia involved in quality assurance in production of our product, warehousing costs, and inventory overhead. The increase in cost of sales as a percentage of net revenues for fiscal 2008 as compared to fiscal 2007 resulted from lower margins in audio and themed product categories offset by a decrease in inventory costs due to a decrease in inventory reserves. The decrease in inventory reserves resulted primarily from the reduction of inventory levels of a discontinued themed product line; however, there was an offsetting impact on margins for the reduction in themed product line goods as a consequence.
     Gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the price categories of the consumer electronics market in which we compete. Our products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive.
     Other Operating Costs and Expenses — Other operating costs and expenses include those components as described in Note 1 of the Notes to the Consolidated Financial Statements. As a result of increased direct import sales in relation to domestic sales over the prior year, other operating costs and expenses as a percentage of net revenues were 2.7% in fiscal 2008 and 2.3% in fiscal 2007. In absolute terms, other operating costs and expenses decreased $400,000, or 6.2%, to $6.1 million for fiscal 2008 as compared to $6.5 million in fiscal 2007. The decrease in absolute terms was the result of lower service costs.
     Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, were 10.6% in fiscal 2008 as compared to 7.8% in fiscal 2007. S,G&A, in absolute terms, increased $1.3 million, or 5.8%, to $23.6 million in fiscal 2008 as compared to $22.3 million for fiscal 2007. The increase in S,G&A in absolute terms between fiscal 2008 and 2007 was primarily due to an increase in professional fees of $1.7 million largely as a result of legal fees associated with related party transaction investigations, payroll including bonuses of $491,000, rent of $287,000, consulting fees related to the Company’s Sarbanes-Oxley section 404 implementation of $221,000, and employment agency fees of $170,000. These increases were offset by adjustments to accounts receivable reserves of $672,000, an estimation of potential costs to avert litigation in the prior year of $650,000, and amortization expense of $101,000.
     Acquisition Costs — Acquisition costs were $190,000 in fiscal 2007. These costs were associated with contemplated acquisition transactions that were not completed. There were no acquisition costs in fiscal 2008.
     Non Cash Compensation — Non cash compensation relates to stock options expense associated with the adoption of FAS 123(R) “Share-Based Payment.” As a result of stock option forfeitures due to senior management and board of director changes over the past year, adjustments representing recovery of these non cash compensation costs incurred in prior years of $177,000 were recorded in fiscal 2008, as compared to expense of $192,000 in fiscal 2007.
     Gain on sale of building — Emerson sold its office location in Macao to an unaffiliated buyer for approximately $2.0 million in the second quarter of fiscal 2008. The gain on the sale of this property was $854,000, net of a $20,000 commission paid to a related party.
     Gains on foreign exchange forward contracts — Realized gains of $330,000 and unrealized gains of $135,000 have been recorded as non-operating income in fiscal 2008. There were no foreign exchange forward contracts in fiscal 2007.
     Interest Income (Expense), net — Interest income, net, was $303,000 (0.1% of net revenues) in fiscal 2008 as compared to interest expense, net, of $54,000 in fiscal 2007. Interest income on a note receivable from a related party was $163,000 in fiscal 2008 and $638,000 in fiscal 2007. See Item 8 — “Financial Statements and Supplementary Data — Note 3 — Related Party Transactions”. Exclusive of this related party interest income, interest income, net, was $140,000 in fiscal 2008 and interest expense, net, was $692,000 (0.2% of net revenues) in fiscal 2007. Interest income for fiscal 2008 was primarily comprised of the related party interest income as well as money market account interest. Interest expense for fiscal 2007 was related to borrowings.
     Loss on impairment of securities — During the fourth quarter of fiscal 2008, we recorded an impairment charge of $1.95 million on our auction rate securities due to a decline in fair value which was deemed to be other than temporary. Our valuation and impairment was estimated by comparing current value based on projected cash flows discounted to the present and taking into account yields of similar illiquid instruments and assumptions about the extent of the failure of the auction process and the amount of discounts demanded in sales of comparable securities. We will continue to review any investments with a fair value less than our carrying value each reporting period. See Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Provision (benefit) for Income Taxes — In fiscal 2008, we resolved all of the outstanding disputes which our predecessor had relating to California franchise taxes, which are effectively tax on income and are recorded as such, in the amount of $4.9 million. See Item 8 — “Financial Statements and Supplementary Data — Note 7 — Income Taxes”. Our provision for income taxes, which largely represents deferred tax charges associated with our profits in the United States and included the settlement of our predecessor’s California franchise taxes in fiscal 2008, was $1.4 million, or 0.6% of net revenues. For fiscal 2007 our provision for income taxes was $3.7 million, or 1.3% of net revenues.
     Minority interest in net loss of consolidated subsidiary — Minority interest of $59,000 in fiscal 2008 represents the share of net loss of our joint venture formed in February 2008, Advanced Sound and Image, LLC (“ASI”) that is attributable to the equity of ASI that we do not own. Transactions between ASI and Emerson were eliminated in the consolidated financial statements.
     Net Income (Loss) — As a result of the foregoing factors, our net (loss) was $9.0 million for fiscal 2008 as compared to net income of $3.5 million (1.2% of net revenues) in fiscal 2007.
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
i)	Emerson® branded products sales of $208.3 million in fiscal 2007 compared to $176.2 million in fiscal 2006, an increase of $32.1 million, or 18.2%, primarily resulting from the introduction of the Ipod® compatible product category late in the prior fiscal year and an increase in the microwave ovens category offset by decreased sales volumes in the audio product category;

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
     Cost of Sales — In absolute terms, cost of sales increased $44.1 million, or 21.6%, to $248.1 million in fiscal 2007 as compared to $204.0 million in fiscal 2006. Cost of sales, as a percentage of net revenues, was unchanged at 87.2% in fiscal 2007 as compared to 87.2% in fiscal 2006. As a percentage of net revenues for fiscal 2007, cost of sales associated with Capetronic Displays Limited, a related party to Emerson, was 12.0%. Cost of sales as a percentage of sales revenues less license revenues decreased to 89.3% in 2007 from 90.2% in 2006, reflecting an increase in direct import sales in relation to domestic sales over the prior year. Direct import sales do not incur inventory overhead costs. Counteracting the impact of the direct import sales on the decrease in cost of sales as a percentage of sales revenues less license revenues is an increase in inventory reserves in fiscal 2007 related to the discontinuance of a themed-product line.
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
Liquidity and Capital Resources
     As of March 31, 2008, we had cash and cash equivalents of approximately $14.4 million, compared to approximately $1.8 million at March 31, 2007. Working capital decreased to $44.3 million at March 31, 2008 as compared to $67.2 at March 31, 2007. The increase in cash and cash equivalents of approximately $12.6 million was primarily due to increases in cash provided by operating activities, the settlement of a receivable due from affiliate, the reclassification of cash which had been restricted because it was pledged to assure the availability of credit facilities, and the sale of a building. These increases were partially offset by investments in securities which have been classified as long-term, payment of taxes, and property and equipment additions, as described in the following paragraphs:
     Operating cash flow provided by continuing operating activities was approximately $29.5 million for fiscal 2008, resulting from the repayment to Emerson of financing provided to an affiliate in the prior fiscal year (see Item 8 — “Financial Statements and Supplementary Data — Note 3 — Related Party Transactions”), reduction of inventory levels and the collection of receivables, and the reclassification of cash which had been pledged for availability of credit facilities.
     Net cash used by investing activities was $13.2 million for fiscal 2008 and resulted primarily from purchases of investments less partial calls, purchases of tooling by a foreign subsidiary related to sourcing of product, offset by proceeds from the sale of a building.
     Net cash used by financing activities was $3.7 million for fiscal 2008, resulting primarily from repayments of loans of a foreign subsidiary. While cash used for the financing of inventory purchases has been repaid in the current fiscal year, cash was also utilized for payments on certain equipment leases which have been capitalized and the mortgage of a foreign subsidiary.
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
     At March 31, 2008 and March 31, 2007, there were approximately $10.8 million and $12.1 million of letters of credit outstanding under this facility.
     At March 31, 2008, as a result of failing to meet the fixed charge coverage ratio (FCCR) requirement and failing to maintain the actual capital expenditures at or below the minimum required, we were not in compliance with the covenants of the Wachovia Loan Agreement. The lender agreed to waive such defaults, and we and the lender negotiated an amendment to the loan and security agreement. We were required to pay $20,000 to the lender in connection with the amendment.
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
     Short-Term Liquidity. Liquidity is impacted by our seasonality in that we generally record the majority of our annual sales in the quarters ending September and December. This requires us to maintain higher inventory levels during the quarters ending June and September, therefore increasing the working capital needs during these periods. Additionally, we receive the largest percentage of product returns in the quarter ending March. The higher level of returns during this period adversely impacts our collection activity, and therefore our liquidity. In fiscal 2008, products representing approximately 25% of net revenues were imported directly to our customers. This contributes significantly to Emerson’s liquidity in that this inventory does not need to be financed by us.
     Our principal existing sources of cash are generated from operations and borrowings available under our revolving credit facilities. As of March 31, 2008, we had $34.2 million of borrowing capacity available under our $45.0 million revolving credit facilities, as there were $10.8 million letters of credit outstanding, and no outstanding loans. We believe that our existing sources of cash, including cash flows generated from operations, will be sufficient to support our existing operations over the next 12 months; however, we may raise additional financing, which may include the issuance of equity securities, or the incurrence of additional debt, in connection with our operations or if we elect to pursue acquisitions.
     Contractual Obligations
The following summarizes our obligations at March 31, 2008 for the periods shown (in thousands):

	Payments due by period (1)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Capital lease obligations	$224	$82	$124	$18	$—
Operating lease obligations-related party	276	276	—	—	—
Operating lease obligations-non-affiliate	4,940	1,777	2,664	499	—

Total	$5,440	$2,135	$2,788	$517	$—

(1)	Amounts in the above table do not include a reserve of approximately $149,000 related to uncertain tax positions. The Company is not able to reasonably estimate when, if ever, these reserves would result in actual cash payments.
     As of March 31, 2008, there were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product.
     Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements.
     Other Events and Circumstances Pertaining to Liquidity. We entered into foreign exchange forward contracts (denominated in US and Hong Kong dollar), based on economic and market conditions and solely for the purpose of speculative trading, (See Item 8 — “Financial Statements and Supplementary Data — Note 10 — Financial Instruments”). The contract terms are for fixed periods and at March 31, 2008, our foreign exchange forward contracts had expiration dates that ranged from one to three months, with notional amounts of $10 million. At each balance sheet date, we account for our foreign exchange forward contracts as a current asset with corresponding realized or unrealized gains and losses included in the income statement.

     As of March 31, 2008, we had $13.9 million of principal invested in student loan auction rate securities (“SLARS”) issued by not-for-profit entities. (See Note 11 Marketable Securities). The assets underlying these securities are long-term, illiquid financial instruments; however, interest rates are reset at set intervals in an auction process every 7 to 35 days and holders of these securities can typically sell the instruments at these reset dates. As a result of continuing uncertainty in the credit markets, these periodic auctions have been failing. Our estimated fair value of the SLARS was $11.9 million as of March 31, 2008. We continue to earn interest on these securities, and all of them had AAA credit ratings at March 31, 2008. We received approximately $1.1 million in partial calls of our auction rate securities in February and March of 2008, and we have converted additional amounts of principal into cash in subsequent partial calls. SLARS have been classified as long-term investments in our Consolidated Balance Sheets given their illiquidity due to the failing auctions. The maturity dates of the assets underlying the securities range from 25 to 34 years. We will continue to review any investments with a fair value less than our carrying value each reporting period. See Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
Recently-Issued Financial Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FAS 109 (“FIN 48”). FIN 48 clarifies the application of FAS 109 by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an entity’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties and disclosure. FIN 48 is effective for years beginning after November 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which, while not prescribing any new fair value measurements, supplements other accounting pronouncements that apply these measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this new Standard.
In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends FAS No. 87, 88, 106, and 132(R). FAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan, quantified as the difference between plan assets at fair value and the benefit obligation of the plan, as an asset or liability in its statement of financial position and to recognize the change in the funded status, including gains and losses and prior service costs or credits, in its comprehensive income. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of this new

Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.
In September 2006, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Misstatements When Quantifying Misstatements in Current Years Financial Statements (“SAB 108”), which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method, which focuses primarily on the income statement impact of misstatements, and the “iron curtain” method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include potential accumulation of improper amounts that may result in material misstatement on the balance sheet or the reversal of prior period errors in the current period that may result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative factors, a misstatement is determined to be material. We adopted provisions of SAB 108 as of December 31, 2006 and this did not have a material effect on the Company’s results of operations or financial position.
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS No. 159 includes an amendment of FAS No. 115 and is intended, as part of the FASB’s ongoing measurement goals, to encourage the application of fair value measurement, allowing the measurement of many financial instruments at fair value. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.
In December 2007, the FASB revised Statement 141, “Business Combinations”— effecting the acquisitions on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. The Company is assessing the possible impact of revised Statement 141 on its financial statements.
In December 2007, the FASB issued FAS160, “Noncontrolling Interests in Consolidated Financial Statements, — an amendment of ARB No. 51. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company is currently evaluating the impact of this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.
In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property”. The EITF resolved that revenues and costs incurred and revenues generated from transactions with third parties outside the collaborative arrangement should be reported by the collaborators based on the criteria in EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”. Payments between collaborators should be characterized based on existing accounting literature or analogous to such guidance if the payments are not within the scope of such pronouncements. Disclosures should include the nature and purpose of the collaborative arrangement along with the relevant accounting policies and classification of significant financial statement amounts associated with the arrangements. EITF Issue No. 07-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for collaborative arrangements in existence on the date of adoption. The Company is currently evaluating the impact of this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.
In March 2008, the FASB issued FAS161, “Disclosures about Derivative Instruments and Hedging Activities” — an amendment of FASB Statement No. 133, “Accounting for Derivatives Instruments and Hedging Activities”. FAS161 is effective for annual periods beginning after December 15, 2008. FAS161 expands in the reporting requirements of FAS131. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. The Company is assessing the possible impact of FAS161 on its financial statements.
In May 2008, FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company is assessing the possible impact of FAS162 on its accounting framework.
In May 2008, the FASB issued FAS No. 163, “Accounting for Financial Guarantee Insurance Contracts.” FAS No. 163 is an interpretation of FAS No. 60, “Accounting and Reporting by Insurance Enterprises”. FAS No. 163 is effective for fiscal years beginning after December 15, 2008. The Company believes that this Standard will not have a material impact on the Company’s financial position, results of operations or cash flows.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Inflation, Foreign Currency, and Interest Rates
     Neither inflation nor currency fluctuations had a significant effect on our results of operations during fiscal 2008. Our exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders. We purchase virtually all of our products from manufacturers located in China.
     The interest on any borrowings under our credit facilities would be based on the prime and LIBOR rate.

     As of March 31, 2008, we had $13.9 million of principal invested in student loan auction rate securities (“SLARS”) issued by not-for-profit entities. In keeping with our investment policy, all of the SLARS had AAA credit ratings when purchased. We recorded an impairment charge in earnings of $1.95 million on these securities due to a decline in fair value which was deemed to be other than temporary. Our valuation and impairment was estimated by comparing current value based on projected cash flows discounted to the present and taking into account yields of similar illiquid instruments and assumptions about the extent of the failure of the auction process and the amount of discounts demanded in sales of comparable securities. The assets underlying these securities are long-term, illiquid financial instruments; however, interest rates are reset at set intervals in an auction process every 7 to 35 days and holders of these securities can typically sell the instruments at these reset dates. As a result of continuing uncertainty in the credit markets, these periodic auctions have been failing. Our estimated fair value of the SLARS was $11.9 million as of March 31, 2008. We continue to earn interest on these securities, and all of them had AAA credit ratings at March 31, 2008. SLARS have been classified as long-term investments in our Consolidated Balance Sheets given their illiquidity due to the failing auctions. We will continue to review any investments with a fair value less than our carrying value each reporting period.
     If uncertainty in credit markets continues, or if these securities experience ratings downgrades, we may incur additional impairments which could have an adverse affect on the Company’s financial condition, cash flow and earnings. See Item 1A. Risk Factors.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Emerson Radio Corp.
We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries (the “Company”), as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flow for each of the three years in the period ended March 31, 2008. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements for each of the three years in the period ended March 31, 2008. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2008 and 2007, and the consolidated results of their operations, and their cash flow for each of the three years in the period ended March 31, 2008. in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule presents fairly, in all material respects, the information set forth therein for each of the three years in the period ended March 31, 2008.

/s/  Moore Stephens, P. C.
MOORE STEPHENS, P. C.
Certified Public Accountants.
Cranford, New Jersey
June 30, 2008

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended March 31, 2008, 2007, and 2006
(In thousands, except per share data)

	2008	2007	2006

Net revenues:
Net revenues	$222,857	$284,166	$233,843
Net revenues-related party	373	233	—

	223,230	284,399	233,843

Costs and expenses:
Cost of sales	200,814	215,175	204,010
Cost of sales-related party	232	—	—
Cost of sales-related party purchases	—	32,890	—
Other operating costs and expenses	6,097	6,492	6,145
Selling, general and administrative expenses (exclusive of non-cash compensation shown below)	23,587	22,269	19,097
Acquisition costs incurred	—	190	48
Non-cash compensation, net of recoveries	(177)	192	374

	230,553	277,208	229,674

Operating income (loss)	(7,323)	7,191	4,169
Other income (expense):
Gain on sale of building	854	—	—
Gains on foreign exchange forward contracts	465	—	—
Interest income (expense), net	140	(692)	(785)
Interest income-related party	163	638	—
Loss on impairment of securities	(1,952)	—	—

	(330)	(54)	(785)

Income (loss) from continuing operations before income taxes and minority interest	(7,653)	7,137	3,384
Provision (benefit) for income taxes	1,427	3,679	(328)
Minority interest in loss of consolidated subsidiary	59	—	—

Income (loss) from continuing operations	(9,021)	3,458	3,712
Income from discontinued operations, net of tax	—	—	12,918

Net income (loss)	(9,021)	3,458	16,630

Basic net income (loss) per share
Continuing operations	$(.33)	$.13	$.13
Discontinued operations	—	—	.48

	$(.33)	$.13	$.61

Diluted net income (loss) per share
Continuing operations	$(.33)	$.13	$.13
Discontinued operations	—	—	.48

	$(.33)	$.13	$.61

Weighted average shares outstanding
Basic	27,126	27,087	27,079
Diluted	27,126	27,127	27,172
The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 and 2007
(In thousands, except per share data)

	2008	2007

ASSETS

Current Assets:
Cash and cash equivalents	$14,444	$1,851
Restricted cash	—	3,000
Foreign exchange forward contracts	134	—
Accounts receivable (less allowances of $4,148 and $3,573, respectively)	17,289	19,375
Other receivables	2,131	1,536
Due from affiliates	765	24,690
Net inventory	24,854	32,463
Prepaid expenses and other current assets	2,246	3,376
Deferred tax assets	5,412	5,737

Total current assets	67,275	92,028

Property, plant, and equipment, net	1,902	2,492
Trademarks and other intangible assets, net	279	311
Investments in marketable securities	11,948	—
Deferred tax assets	5,927	4,067
Other assets	598	510

Total Assets	$87,929	$99,408

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term borrowings	$—	$3,111
Current maturities of long-term borrowings	82	146
Accounts payable and other current liabilities	21,737	20,044
Due to affiliates	102	—
Accrued sales returns	872	1,191
Income taxes payable	185	306
Deferred tax liabilities	—	47

Total current liabilities	22,978	24,845

Long-term borrowings	142	651
Deferred tax liabilities	57	25
Minority interest	133	—
Shareholders’ Equity:
Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at March 31, 2008; 52,945,797 shares issued at March 31, 2007; 27,129,832 shares outstanding at March 31, 2008 and 27,109,832 shares outstanding at March 31, 2007, respectively	529	529
Capital in excess of par value	117,245	117,371
Accumulated other comprehensive losses	(82)	(82)
Accumulated deficit	(32,159)	(23,017)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	64,619	73,887

Total Liabilities and Shareholders’ Equity	$87,929	$99,408

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For The Years Ended March 31, 2008, 2007, and 2006
(In thousands, except share data)

		Common Shares Issued			Capital	Accumulated Other		Total
	Preferred	Number	Par	Treasury	In Excess Of	Comprehensive	Accumulated	Shareholders’
	Stock	Of Shares	Value	Stock	Par Value	Losses	Deficit	Equity

Balance — March 31, 2005	$3,310	52,883,131	$529	$(23,832)	$116,788	$(87)	$(43,105)	$53,603
Purchase of treasury stock				(392)				(392)
Exercise of stock options and warrants		17,166			51			51
Stock based compensation					246			246
Comprehensive income:
Net income							16,630	16,630
Unrealized gain on securities						17		17

Comprehensive income								16,647

Balance — March 31, 2006	$3,310	52,900,297	$529	$(24,224)	$117,085	$(70)	$(26,475)	$70,155
Exercise of stock options and warrants		45,500			94			94
Stock based compensation					192			192
Comprehensive income:
Net income							3,458	3,458
Unrealized loss on securities						(10)		(10)
Recognition of realized losses in net income						(2)		(2)

Comprehensive income								3,446

Balance — March 31, 2007	$3,310	52,945,797	$529	$(24,224)	$117,371	$(82)	$(23,017)	$73,887
Exercise of stock options and warrants		20,000			51			51
Stock based compensation					(177)			(177)
Adjustment for implementation of FIN 48							(121)	(121)
Comprehensive income:
Net income							(9,021)	(9,021)

Comprehensive income								(9,021)

Balance — March 31, 2008	$3,310	52,965,797	$529	$(24,224)	$117,245	$(82)	$(32,159)	$64,619

The accompanying notes are an integral part of the consolidated financial statement

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended March 31, 2008, 2007, and 2006
(In thousands)

	2008	2007	2006
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$(9,021)	$3,458	$3,712
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Minority interest	133	—	—
Depreciation and amortization	823	850	1,076
Non cash compensation	(177)	192	374
Deferred tax expense (benefit)	(1,550)	842	(519)
Asset allowances, reserves, and other	1,746	1,685	958
Gain on sale of building and other property	(865)	—	—
Impairment charges and asset write-offs	2,072	—	—
Gains on foreign exchange forward contracts not settled	(134)	—	—
Changes in assets and liabilities:
Restricted cash	3,000	—	2,620
Accounts receivable	(479)	507	(4,227)
Other receivables	(595)	(109)	117
Due from affiliates	23,925	(24,690)	—
Inventories	8,109	(2,423)	5,030
Prepaid expenses and other current assets	1,130	318	(394)
Other assets	(171)	756	(674)
Accounts payable and other current liabilities	1,693	1,923	621
Due to affiliates	102	—	—
Income taxes payable	(242)	164	(101)

Operating activities of continuing operations	29,499	(16,527)	8,593
Operating activities of discontinued operations	—	—	220

Net cash provided (used) by operating activities	29,499	(16,527)	8,813

Cash Flow From Investing Activities:
Proceeds from sale of building and other property	2,011	—	—
Proceeds from partial calls on securities	1,100	—	—
Purchases of securities	(15,000)	—	—
Additions to property and equipment (continuing operations)	(1,309)	(364)	(687)
Investing activities of discontinued operations, including proceeds from sale of SSG (net of cash at date of sale)	—	—	29,488

Net cash (used) provided by investing activities	(13,198)	(364)	28,801

Cash Flows from Financing Activities:
Short-term borrowings	(64)	31,892	—
Repayments of short-term borrowings	—	(31,831)	—
Net borrowings under foreign bank facilities	(3,111)	1,270	(11,203)
Purchases of treasury stock	—	—	(392)
Exercise of stock options	51	94	51
Long-term borrowings	183,144	85,594	34,682
Repayments of long-term borrowings	(183,728)	(85,794)	(46,050)

Financing activities of continuing operations	(3,708)	1,225	(22,912)
Financing activities of discontinued operations	—	—	(143)

Net cash (used) provided by financing activities	(3,708)	1,225	(23,055)

Net (decrease) increase in cash and cash equivalents	12,593	(15,666)	14,559
Cash and cash equivalents at beginning of year	1,851	17,517	2,958

Cash and cash equivalents at end of year (Including cash of discontinued operations of $0)	$14,444	$1,851	$17,517

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For The Years Ended March 31, 2008, 2007 and 2006
(In thousands)
Supplemental disclosures of non-cash investing and financing activities:
The Company has entered into certain capital lease agreements. For fiscal 2008 and 2007, the Company entered into agreements related to approximately $73 and $264 of equipment, respectively, which are excluded from the statement of cash flows as the transactions were non-cash in nature.

Cash paid during the period for:
Interest	$464	$1,037	$841

Income taxes	$5,393	$1,224	$819

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES:
Background and Basis of Presentation
     The consolidated financial statements include the accounts of Emerson Radio Corp. (“Emerson”, consolidated — the “Company”), which operates in the consumer electronics business. On July 1, 2005, Emerson sold its 53.2% ownership in Sport Supply Group, Inc. (“SSG”), which was previously reported as the Company’s Sporting Goods Segment, to Collegiate Pacific Inc. (“Collegiate”) for net proceeds of $30.6 million, after disposition costs, which resulted in a net gain of $12.6 million, or $0.47 per share, that was reported in the Company’s results for the quarter ended September 30, 2005. Such gain was net of total estimated income taxes of $4.2 million. As a result of the sale, the financial position and results of operations of SSG have been presented as discontinued operation for all periods shown in the accompanying financial statements (see Note 17), and the Company now operates in one segment, the consumer electronics segment. The consumer electronics business includes the design, sourcing, importing and marketing of a variety of consumer electronic and household products and the licensing of the “” trademark for a variety of products domestically and internationally to certain licensees.
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

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Investments
     The Company determines the appropriate classifications of securities at the time of purchase and evaluates the continuing appropriateness of that classification thereafter. The Company’s investments in auction rate securities in fiscal 2008 are classified as trading securities. The Company held no investments at March 31, 2007. Realized gains and losses are determined on a specific identification basis and are reported separately as a component of income. Declines in the fair value of securities deemed to be other than temporary are included in earnings.
Concentrations of Credit Risk
     Certain financial instruments potentially subject the Company to concentrations of credit risk. Accounts receivable represent sales to retailers and distributors of consumer electronics throughout the United States and Canada. The Company periodically performs credit evaluations of its customers but generally does not require collateral. The Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The accounts receivable allowance for fiscal 2008 and 2007 consists of the following:

	2008	2007
	(In thousands)
Allowance for doubtful accounts	$960	$1,064
Chargeback reserves	462	411
Allowance for sales returns	2,726	2,098

Total account receivable reserves	$4,148	$3,573

     The Company maintains its cash accounts primarily with the bank providing its credit facility and also with major foreign financial institutions. See Note 6 — “Borrowings”. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per bank. The Company has cash balances in excess of FDIC-insured limits in the amount of $14.2 million and $4.8 million at March 31, 2008 and March 31, 2007, respectively.
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

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Depreciation of property, plant and equipment is provided by the straight-line method as follows:

· Buildings	Thirty years to forty years
· Machinery and Equipment	Five years to ten years
· Computer Equipment and Software	Three years to ten years
· Furniture & Fixtures and Office Equipment	Five years to seven years
Long-Lived Assets
     The Company’s long-lived assets include property and equipment, trademark and other amortizable intangibles. At March 31, 2008, the Company had approximately $1,902,000 of property and equipment, net of accumulated depreciation, and approximately $279,000 of trademark and other amortizable intangible assets, net of amortization, accounting for approximately 3% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposals of Long-Lived Assets.” Recoverability of assets held and used are measured by a comparison of the carrying amount of an asset to estimated undiscounted pre-tax future net cash flows. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
Revenue Recognition
     Revenues are recognized at the time title passes to the customer. Under the Direct Import Program, title passes in the country of origin. Under the Domestic Program, title passes primarily at the time of shipment. Estimates for possible returns are based upon historical return rates and netted against revenues. Except in connection with infrequent sales with specific arrangements to the contrary, returns are not permitted unless defective.
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
Acquisition Costs Incurred
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
     The Company generally does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations. However, in fiscal 2008, the Company entered into fixed period foreign exchange forward contracts (between the US and Hong Kong dollar), based on economic and market conditions and solely for the purpose of speculative trading, not for the purpose of hedging other business opportunities. The contract terms are for fixed periods and at March 31, 2008, the Company’s foreign exchange forward contracts had expiration dates that ranged from one to two months, with notional amounts of $10 million. (See Note 10).
Advertising Expenses
     Advertising expenses are charged to operations as incurred and are included in selling, general and administrative expenses. Total advertising expenses were approximately $820,000, $1,418,000, and $1,108,000 for fiscal 2008, 2007, and 2006, respectively.
Cooperative Advertising Expenses
     Cooperative advertising programs and other volume-based incentives are accounted for on an accrual basis as a reduction in net revenue according to the requirements of Emerging Issue Task Force 01-09, “Accounting for Consideration Given By a Vendor to a Customer or a Reseller of the Vendor’s Products” in the period in which the related sales are recognized. Cooperative advertising expenses were approximately $7,760,000, $7,354,000, and $5,014,000, for fiscal 2008, 2007, and 2006, respectively.
Internet Expenses
     The Company expenses the operating and development costs of its Internet websites when incurred.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interest (Income) Expense
     The Company expenses interest when incurred. The interest expenses for fiscal 2008, 2007 and 2006 consist of:

	2008	2007	2006
	(In thousands)
Interest expense	$440	$1,001	$841
Amortization of deferred financing costs	83	83	439
Interest income	(663)	(392)	(495)

Interest (income) expense, net	$(140)	$692	$785

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
Net Earnings (Loss) Per Common Share
     Net earnings (loss) per share are based upon the weighted average number of common and common equivalent shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents when dilution results from their assumed exercise.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock- Based Compensation
     The Company accounts for all share based payments in accordance with Statement of Financial Accounting Standard (“FAS”) No. 123R, “Share-Based Payment” (“FAS 123R”). As a result, the Company has applied FAS 123R to new awards and to awards modified, repurchased, or cancelled. Compensation cost for the portion of awards for which the requisite service had not been rendered is being recognized as the requisite service is rendered (generally over the remaining option vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated for pro forma disclosures under previously issued accounting standards. As a result of applying the provisions of FAS 123R, the Company recorded a recovery of compensation costs of $177,000 during fiscal 2008 and compensation costs of $192,000 and $374,000 during fiscal 2007 and fiscal 2006, respectively.
     The fair value of Emerson’s options for purposes of recording expenses under FAS 123R were calculated using the Black-Scholes option valuation model and the following assumptions for fiscal 2008 and 2007, respectively: (i) a risk free interest rate of 4.56%, and 4.13%-4.52%, (ii) a weighted average expected life of 5 years; (iii) an expected volatility of 0.314 and 0.491-0.691; and (iv) no dividend yield. The weighted average fair value of stock options granted for the Emerson Plan in fiscal 2007 and 2006 was $1.14 and $1.55, respectively. No stock options were granted for the Emerson Plan in fiscal 2008.
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

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recent Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FAS 109 (“FIN 48”). FIN 48 clarifies the application of FAS 109 by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an entity’s financial statements and also provides guidance on measurement, de-recognition, classification, interest and penalties and disclosure. FIN 48 is effective for years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which, while not prescribing any new fair value measurements, supplements other accounting pronouncements that apply these measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this new Standard.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Misstatements When Quantifying Misstatements in Current Years Financial Statements (“SAB 108”), which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method, which focuses primarily on the income statement impact of misstatements, and the “iron curtain” method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include potential accumulation of improper amounts that may result in material misstatement on the balance sheet or the reversal of prior period errors in the current period that may result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative factors, a misstatement is determined to be material. We adopted provisions of SAB 108 as of December 31, 2006 and this did not have a material effect on the Company’s results of operations or financial position.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS No. 159 includes an amendment of FAS No. 115 and is intended, as part of the FASB’s ongoing measurement goals, to encourage the application of fair value measurement, allowing the measurement of many financial instruments at fair value. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations”, which replaces FASB Statement No. 141, “Business Combinations”. FAS 141(R) stipulates how the acquirer recognizes assets acquired, liabilities assumed, and any non-controlling interest in the acquiree measured at their fair values as of the acquisition date. This Statement does not apply to the formation of a joint venture or combination between businesses under common control. FAS 141(R) makes amendments to various other Statements and improves upon guidance provided by other authoritative

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
literature. This Statement applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2008. The Company is currently evaluating the impact of this new Standard.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” FAS No. 160 establishes accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property”. The EITF resolved that revenues and costs incurred and revenues generated from transactions with third parties outside the collaborative arrangement should be reported by the collaborators based on the criteria in EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”. Payments between collaborators should be characterized based on existing accounting literature or analogous to such guidance if the payments are not within the scope of such pronouncements. Disclosures should include the nature and purpose of the collaborative arrangement along with the relevant accounting policies and classification of significant financial statement amounts associated with the arrangements. EITF Issue No. 07-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for collaborative arrangements in existence on the date of adoption. The Company is currently evaluating the impact of this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” FAS No. 161 is an amendment of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and requires enhanced disclosures of an entity’s derivative and hedging activities. FAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” FAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Presented Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of this new Standard, but it is not anticipated that this Standard would cause any significant change in financial reporting.

In May 2008, the FASB issued FAS No. 163, “Accounting for Financial Guarantee Insurance Contracts.” FAS No. 163 is an interpretation of FAS No. 60, “Accounting and Reporting by Insurance Enterprises”. FAS No. 163 is effective for fiscal years beginning after December 15, 2008. The Company believes that this Standard will not have a material impact on the Company’s financial position, results of operations or cash flows.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reclassifications
     Certain reclassifications were made to conform prior year’s financial statements to the current presentation.
NOTE 2 — INVENTORIES:
          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of March 31, 2008 and 2007, inventories consisted of the following:

	March 31,	March 31,
	2008	2007
	(In thousands)

Finished goods	$28,730	$36,839
Less inventory allowances	(3,876)	(4,376)

	$24,854	$32,463

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3 — RELATED PARTY TRANSACTIONS
     From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited and its subsidiaries (“Grande”). Set forth below is a summary of such transactions. As of June 30, 2008, substantially all monies then currently due to Emerson from Grande have been paid in full.
     Grande’s Purchase of Controlling Interest in Emerson. On December 5, 2005, The Grande Holdings Limited (“Grande”) purchased approximately 37% (10,000,000 shares) of the Company’s outstanding common stock from our former Chairman and Chief Executive Officer, Geoffrey P. Jurick. Since its initial purchase, Grande has increased its ownership of the Company’s common stock through open market and private purchases, including the purchase on September 21, 2007 from a former holder of more than five percent of Emerson’s common stock of 1,853,882 shares. Grande beneficially owned approximately 57.6% of the Company’s common stock on March 31, 2008.
     License Agreement for Scott Brands. In April 2008, Emerson terminated its agreement with a consumer electronics distributor, APH (the “Licensee”), pursuant to which, among other things, Emerson had agreed to grant the Licensee a license to distribute and sell LCD televisions (“LCD sets”) in North America under Emerson’s “H.H. Scott” brand name. The licensee also had a distributor relationship with Grande, a related party to Emerson. Emerson was paid royalties of $0 in fiscal 2008 and $110,000 in fiscal 2007 as a result of sales of LCD televisions bearing the H.H. Scott name.
     Unsecured Financial Assistance to Grande. During the third quarter of fiscal 2007, Emerson provided unsecured financial assistance to Capetronic Display Limited (“Capetronic”), Nakamichi Corporation (“Nakamichi”), Akai Electric (China) Co. Ltd. (“Akai”), and Sansui Electric (China) Co. (“Sansui”), each of which is a wholly-owned subsidiary of Grande, the manufacturer of the LCD sets, in the form of letters of credit and loans which aggregated approximately $22.0 million at December 31, 2006. In reviewing the documentation for certain of the letters of credit referred to above, Emerson determined that some of the parts for which letters of credit were opened were to be used for the manufacture of 27” and 42” television sets to be sold to the Licensee by Akai. Emerson had no direct or indirect interest in such sales, and Capetronic paid Emerson $57,000 as a fee for facilitating these transactions.
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

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     By June 3, 2007, all amounts due under the note were repaid. In February 2008, Emerson accepted a debit note from Capetronic for $4,604 resulting from a previous overpayment of the note.
     Product Sourcing Transactions. Since August 2006, Emerson has been providing to Sansui Sales PTE Ltd (“Sansui Sales”) and Akai Sales PTE Ltd (“Akai Sales”), both of which are subsidiaries of Grande, assistance with acquiring certain products for sale. Emerson issues purchase orders to third-party suppliers who manufacture these products, and Emerson issues sales invoices to Sansui Sales’ and Akai Sales’ at gross amounts for these products. Financing is provided by Sansui Sales’ and Akai Sales’ customers in the form of transfer letters of credit to the suppliers, and goods are shipped directly from the suppliers to Sansui Sales’ and Akai Sales’ customers. Emerson recorded income totaling $102,000 for providing this service fiscal 2008. Sansui Sales and Akai Sales collectively owe Emerson $134,000 at March 31, 2008 as a result of these transactions, which has been subsequently collected in June 2008.
     Sales of goods. In addition to the product sourcing transactions described in the preceding paragraph, Emerson has also purchased products on behalf of Sansui Sales and Akai Sales from third-party suppliers and sold these goods to Sansui Sales and Akai Sales. These transactions are similar to the transactions described in the preceding paragraph; however, instead of utilizing transfer letters of credit provided by Sansui Sales’ and Akai Sales’ customers, Emerson utilizes its own cash to pay Sansui Sales’ and Akai Sales’ suppliers. Emerson invoices Sansui Sales and Akai Sales an amount that is marked up between two and three percent from the cost of the product. Emerson recorded sales to Akai and Sansui of $242,000 in fiscal 2008. Sansui Sales and Akai Sales collectively owe Emerson $5,000 at March 31, 2008 on these sales. In addition, Emerson has outstanding liabilities with suppliers of product invoiced to Sansui Sales and Akai Sales totaling $3,000 at March 31, 2008. Sansui Sales and Akai Sales paid their outstanding balances in June 2008.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Leases and Other Real Estate Transactions. Effective January 1, 2006, we entered into a lease for office space in Hong Kong with Grande and an agreement for services in connection with this office space rental from Grande, which was extended through December 31, 2008, and which will expire at that date unless terminated earlier by either party upon three months prior written notice of termination by either party. Under a new agreement commencing March 1, 2008, the office space rented was increased from 7,810 square feet to 18,476 square feet. Rent expense with Grande was $270,000 and $206,000 for fiscal 2008 and fiscal 2007, respectively. The amount of expense incurred with Grande for all other services in connection with this office space rental was approximately $106,000 and $56,000 for the fiscal 2008 and fiscal 2007, respectively.
     Emerson utilizes the services of Grande employees for certain administrative and executive functions. Grande pays Emerson’s quality assurance personnel in RMB in China on Emerson’s behalf for which Emerson subsequently pays a reimbursement to Grande. Payroll and travel expenses, including utilization of Grande employees as well as payroll and travel expenses paid on Emerson’s behalf and reimbursed to Grande, were $515,000 and $167,000 for fiscal 2008 and fiscal 2007, respectively. Emerson owed Grande $70,000 related to this activity as of March 31, 2008.
     From May to October 2007, Emerson occupied office space in Shenzhen, China under a lease agreement with Akai AV Multimedia (Zhongshan) Co Ltd, an affiliate of Grande. Rent expense was $79,000 and other expenses in connection with this agreement were $29,000. The agreement was not renewed.
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

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Toy Musical Instruments. In May 2007, Emerson entered into an agreement with Goldmen Electronic Co. Ltd. (“Goldmen”), pursuant to which we agreed to pay $1,682,220 in exchange for Goldmen’s manufacture and delivery to us of musical instruments in order for us to meet our delivery requirements of these instruments in the first week of September 2007. In July 2007, we learned that Goldmen had filed for bankruptcy and was unable to manufacture the musical instruments we had ordered. Promptly after we learned of Goldmen’s bankruptcy, Capetronic agreed to manufacture the musical instruments on substantially the same terms and conditions, including the price, as Goldmen had agreed to manufacture them. Accordingly, on July 12, 2007, we paid Tomei Shoji Limited, an affiliate of Grande, $125,000 to acquire from Goldmen and deliver to Capetronic the molds and equipment necessary for Capetronic to manufacture the musical instruments. In July, 2007, Emerson made two upfront payments to Capetronic totaling $546,000. On July 20, 2007, Capetronic advised us that it was unable to manufacture the musical instruments for us because it did not have the requisite governmental licenses to do so. In June 2008, Capetronic repaid the $546,000 advance it received from Emerson in July 2007. Capetronic currently physically possesses our musical instrument molds, which we wrote off in fiscal 2008.
     Freight Forwarding Services. In June 2007, Emerson and Capetronic signed an agreement for Emerson to provide freight forwarding services to Capetronic. Under this agreement, Emerson will pay the costs of importation of Capetronic’s inventory on Capetronic’s behalf, and to arrange for the inventory to be received at a port of entry, cleared through the United States Customs Service using Emerson’s regularly engaged broker, and transfer the inventory to a common carrier as arranged by Capetronic’s customer. If Capetronic’s customer failed to make such arrangements with a common carrier, Emerson agreed to transfer the inventory to Emerson’s warehouse for storage or make other arrangements with a public warehouse. Following the transfer of Capetronic’s inventory, Emerson is required to provide Next Day delivery of all importation documents and bills of lading to Capetronic’s customer. Capetronic agreed to reimburse Emerson for all costs incurred by Emerson in connection with the activity just described within thirty days of demand by Emerson, after which interest accrues. As compensation, Capetronic agreed to pay Emerson a service fee of 12% of the importation costs. Emerson billed Capetronic for the reimbursement of importation costs totaling $246,000 and a commission of $29,000. Capetronic paid Emerson $275,000 on November 14, 2007.
     Other. Between August and December 2007, Emerson paid invoices and incurred charges for goods and services relating to the Hong Kong Electronics Fair of $153,069. Portions of these charges totaling $87,353, have been allocated and invoiced to affiliates of Grande in proportion to their respective share of space occupied and services rendered during the Electronics Fair as follows: Nakamichi Corporation Ltd. $17,143, Akai Sales PTE Ltd $44,495 and Sansui Sales PTE Ltd $25,715. Akai Sales and Sansui Sales collectively owe Emerson $70,210 in connection with the Hong Kong Electronics Fair as of March 31, 2008. Akai and Sansui paid Emerson in June of 2008.
     Also related to the annual Hong Kong Electronics Fairs, Capetronic incurred charges and paid invoices on behalf of Emerson in the amount of $76,000 for which Emerson reimbursed Capetronic $48,000 in March 2008. Emerson owed Capetronic $28,000 for these trade shows as of March 31, 2008.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In June 2007 Emerson paid a one-time sales commission in the amount of $14,000 to an Executive Director of Grande Holdings, who is also a Director of Emerson. The commission was 50% of the net margin on a sale by Emerson to an unaffiliated customer.
     In January 2008, Grande transferred computer, office equipment, and furniture to Emerson for which Emerson paid $12,000, which represented the carrying amount of the assets on the books of Grande at the time of sale.
     In June 2008, Emerson paid Capetronic $160,000 for reimbursement of payroll and travel expenses paid on behalf of Emerson from October 2007 through May 2008. Also included in the payment was a reimbursement for expenses Capetronic paid on behalf of Emerson for a trade show.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 4 — PROPERTY, PLANT, AND EQUIPMENT:
     As of March 31, 2008 and 2007, property, plant, and equipment is comprised of the following:

	2008	2007
	(In thousands)
Buildings	$—	$1,175
Computer equipment & software	2,831	2,747
Furniture and fixtures	2,002	1,600
Machinery and equipment	1,839	1,366
Leasehold improvements	672	643

	7,344	7,531
Less accumulated depreciation and amortization	(5,442)	(5,039)

	$1,902	$2,492

     Depreciation and amortization of property, plant, and equipment from continuing operations amounted to $717,000, $645,000, and $630,000 for the years ended March 31, 2008, 2007 and 2006, respectively.
NOTE 5 — OTHER INTANGIBLE ASSETS
     Other intangible assets as of March 31, 2008 and related amortization expense for the year then ended, consist of the amounts shown below (in thousands). Trademarks relate to costs incurred in connection with the licensing agreements for the use of certain trademarks and service marks in conjunction with the sale of our products. The cost of intangible assets and related accumulated amortization are removed from the Company’s accounts during the year in which they become fully amortized.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Weighted Average
Fiscal Year Ended	Gross Carrying	Amortization	Accumulated	Amortization	Amortization
March 31, 2008	Amount	Expense	Amortization	Period	Period
Amortizable Intangible Assets

Trademarks	$361	$32	$82	15 years	15 years

					Weighted Average
Fiscal Year Ended	Gross Carrying	Amortization	Accumulated	Amortization	Amortization
March 31, 2007	Amount	Expense	Amortization	Period	Period
Amortizable Intangible Assets

Trademarks	$929	$131	$618	15 years	15 years
     Amortization expense for the year ended March 31, 2006 was $159,000.
     As of March 31, 2008, estimated amortization expense of other intangible assets for each of the next five years, and thereafter, is as follows (in thousands):

2008	$24
2009	24
2010	24
2011	24
2012	24
Thereafter	159

$279

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 6 — BORROWINGS:
Short-term Borrowings
     At March 31, 2008 there were no short-term borrowings outstanding. During the third quarter of fiscal 2008, Emerson elected to cancel its foreign bank facilities. As a result, $3.0 million in certificates of deposit pledged to these banks to assure the availability of the credit facilities was returned.
     At March 31, 2007, short-term borrowings consisted of amounts outstanding under foreign bank facilities held by the Company’s foreign subsidiaries. Availability under the foreign bank facilities totaled $17.5 million prior to their cancellation in December 2007. Availability under these facilities totaled $15.8 million as of March 31, 2007 and was maintained by the pledge of bank deposits of approximately $3.0 million. These compensating amounts were legally restricted from use for general business purposes and have been classified as restricted cash in the current asset section of the balance sheet.

	2008	2007
	(In thousands)
Foreign bank loan	$0	$3,111
Long -term Borrowings
     As of March 31, 2008 and 2007, long-term borrowings consisted of the following:

	2008	2007
	(In thousands)
Mortgage payable	$—	$567
Capitalized lease obligations and other	224	230

	224	797
Less current maturities	82	146

Long-term debt and notes payable	$142	$651

     Emerson Credit Facility — On December 23, 2005, Emerson entered into a $45.0 million Revolving Credit Agreement with Wachovia Bank. The loan agreement provides for a $45.0 million revolving line of credit for revolving loans subject to individual maximums which, in the aggregate, are not to exceed the lesser of $45.0 million or a “Borrowing Base” as defined in the loan agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime (5.25% as of March 31, 2008) plus 0.00% to 0.50% or, at Emerson’s election, the London Interbank Offered Rate (“LIBOR” which was 2.81 as of March 31, 2008) plus 1.25% to 2.25% depending on excess availability. Pursuant to the Revolving Credit Agreement, Emerson is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender’s prior consent and is subject to certain leverage financial covenants. Amounts outstanding under the loan agreement will be secured by substantially all of Emerson’s tangible assets.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     In fiscal 2007, Wachovia Bank waived all events of default under the credit agreement, which were attributable or related to certain of the related party transactions between Emerson and affiliates of Grande as described in Note 3.
     As a result of the related party transactions entered into between Emerson and affiliates of Grande described in Note 3, Emerson may have been deemed to be in breach of certain covenants contained in Emerson’s credit facility, including a covenant restricting Emerson from lending money and from entering into related party transactions without the consent of its lender. The lender under the credit facility agreed to waive such breaches and Emerson and the lender negotiated an amendment to the credit facility. Under the amendment, (i) Emerson granted the lender a security interest in the $23 million Note and the Guaranty referred to in Note 3 to Emerson’s financial statements, (ii) a failure (following a 15 day cure period) by the borrowers to make payments to Emerson as required by the terms of the Note would be deemed a default under the credit facility, (iii) the number of field audits by the lender was increased from two to three each year and (iv) Emerson was required to pay $125,000 to the lender in connection with the amendment. All amounts due under the $23 million Note were repaid in full as of June 3, 2007. Emerson charged the $125,000 to Capetronic, this fee was subsequently paid through an Emerson Subsidiaries on August 14, 2007 by Capetronic.
     As of March 31, 2008 and March 31, 2007, there were $10.8 and approximately $12.1 million of letters of credit outstanding under this facility, respectively.
     At March 31, 2008, as a result of failing to meet the fixed charge coverage ratio (FCCR) requirement and failing to maintain the actual capital expenditures at or below the minimum required, Emerson was not in compliance with the covenants of the Wachovia Loan Agreement. The lender agreed to waive such defaults and Emerson and the lender negotiated an amendment to the loan and security agreement. Emerson was required to pay $20,000 to the lender in connection with the amendment.
     As of March 31, 2008, the carrying value of this credit facility approximated fair value.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Maturities of long-term borrowings as of March 31, 2008, by fiscal year and in the aggregate are as follows (in thousands):

2009	$82
2010	84
2011	39
2012	19
2013	—
Thereafter	—

Total	224
Less current portion	82

Total long term portion	$142

NOTE 7 — INCOME TAXES:

	2008	2007	2006
	(In thousands)
Current:
Federal	$—	$906	$90
Foreign, state and other	321	1,931	100
Prior year state and local	2,656	—	—
Deferred:
Federal	(1,486)	1,024	(389)
Foreign, state and other	(64)	(182)	(129)

	$1,427	$3,679	$(328)

     The Company files a consolidated federal return and certain state and local income tax returns.
     The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory federal rate of 34% to earnings from continuing operations before minority interest and income taxes for the years ended March 31, 2008, 2007, and 2006 is analyzed below:

	2008	2007	2006
	(In thousands)
Statutory provision (benefit)	$(2,602)	$2,427	$1,285
Foreign subsidiary	977	(252)	—
State taxes	1,881	1,152	249
Permanent differences	26	—	—
Expiration of NOL	873	—	—
State tax expensed in a prior year	(748)	—	—
Valuation allowance	768	—	—
Other, net	252	352	(1,862)

Total income tax (benefit)	$1,427	$3,679	$(328)

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of March 31, 2008 and 2007, the significant components of the Company’s deferred tax assets and liabilities were as follows:

	2008	2007
	(In thousands)
Deferred tax assets:
Current:
Accounts receivable reserves	$2,030	$1,846
Inventory reserves	2,207	2,536
Accruals	1,009	1,188
Stock warrants	166	166
Non-current:
Property, plant, and equipment	249	194
Impairment of auction rate securities	781	—
Net operating loss carryforwards	5,587	3,822
Stock compensation	78	52

Gross deferred tax assets	12,107	9,804
Valuation allowances	(768)	—

Total deferred tax assets	11,339	9,804
Deferred tax liabilities:
Current:
Accruals	—	47
Non-current:
Capital lease expense	57	25

Total Deferred Tax Liabilities	57	72

Net deferred tax assets	$11,282	$9,732

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The amounts of federal net operating loss carryforwards (“NOLs”) on which the related deferred tax asset was calculated are as follows as of March 31, 2008 (in millions $):

			Expiration year
Loss year (fiscal)	Included in DTA	Footnote	(fiscal)

1994	2.2	[1] [2]	2009
1997	4.6	[2]	2012
1999	1.3	[2]	2019
2008	7.8	[2]	2028

[1]	The 1994 loss is limited to an amount of $2.2 million per year by the Internal Revenue Code section 382 due to a change in control that occurred in March 1994.

[2]	As of August 29, 2006 the overall deduction Emerson may utilize each year against its taxable income is limited to $5.9 million by IRC section 382.
     The amounts of state NOLs available by year as of March 31, 2008 are as follows (in millions $):

Loss year (fiscal)	Included in DTA	Expiration year (fiscal)
2000	0.3	2009
2008	2.7	2015
     The tax benefits related to these operating loss carryforwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.
     Income (loss) of foreign subsidiaries before taxes was $(2,874,000), $3,822,000, and $230,000, for the years ended March 31, 2008, 2007, and 2006, respectively.
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
     In fiscal 2008, the Company resolved all of the outstanding disputes which its predecessor had relating to franchise taxes, interest and penalties due and owing to the State of California for the tax years through and including the date that such predecessor ceased doing business.
     Upon adoption of FIN 48, as of April 1, 2007, we recorded a net increase to accumulated deficit of $121,000, including approximately $45,000 related to accrued interest and penalties related to state income tax matters.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of the Company’s changes in uncertain tax positions from April 1, 2007 to March 31, 2008 is as follows:

in 000’s
Total amount of unrecognized tax benefits as of April 1, 2007	$121
Gross increases in unrecognized tax benefits as a result of tax positions taken during a prior period	28
Gross decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	—
Gross increases in unrecognized tax benefits as a result of tax positions taken during the current period	—
Gross decreases in unrecognized tax benefits as a result of tax positions taken during the current period	—
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	—
Reductions to unrecognized tax benefits as a result of lapse of statute of limitations	—
Total amount of unrecognized tax benefits as of March 31, 2008	$149
     As of April 1, 2007, the Company had $121,000 of unrecognized tax benefits related to state taxes. All of the unrecognized tax benefits could impact our effective tax rate if recognized.
     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statement of Operations and totaled $16,000. Accrued interest and penalties were $49,000 as of March 31, 2008 and are recognized in the balance sheet.
     The effective tax rate on our loss from continuing operations before minority interest and income taxes for fiscal 2008 differs from the federal statutory rate primarily as a result of the settlement made in relation to the California franchise tax issue which the Company’s predecessor had relating to franchise taxes, interest and penalties due and owing to the State of California for the tax years through and including the date that such predecessor ceased doing business. The effective tax rate on our income from continuing operations before income taxes for fiscal 2007 differs from the federal statutory rate primarily as a result of state income taxes.
     The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of March 31, 2008:

Jurisdiction	Open tax years
U.S. federal	2004-2007
States	2004-2007
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

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to April 1, 2007. The implementation of this standard did not have a material impact on our consolidated balance sheets or statements of operations.
NOTE 8 — COMMITMENTS AND CONTINGENCIES:
Leases and royalties:
     Emerson leases warehouse and office space and is contractually obligated to pay fixed minimum royalty payments for specified periods with annual commitments as follows (in thousands):

		Rental		Royalty
		commitments		commitments
Fiscal Years	Amount	Affiliate	Non-affiliate	Minimums
2009	$2,919	$276	$1,777	$866
2010	2,348	—	1,574	774
2011	1,090	—	1,090	—
2012	406	—	406	—
2013	93	—	93	—
Thereafter	—	—	—	—

Total	$6,856	$276	$4,940	$1,640

     Rent expense from continuing operations resulting from leases from non-affiliates, which includes month-to-month leases, aggregated $1,034,000, $811,000, and $1,283,000 for fiscal 2008, 2007, and 2006, respectively. Rent expense resulting from a lease from an affiliate was $283,000 and $206,000 in fiscal 2008 and 2007.
Letters of Credit:
     At March 31, 2008 and March 31, 2007 there were $10.8 million and approximately $12.1 million of letters of credit outstanding under Emerson’s Credit Facility, respectively (see Note 6). During the third quarter of fiscal 2008, Emerson elected to cancel its foreign bank facilities. As a result, the $3.0 million in certificates of deposit pledged to these banks to assure the availability of the credit facilities was returned.
     At March 31, 2007 Emerson’s foreign subsidiaries maintained various credit facilities aggregating $17.5 million with foreign banks subject to annual review consisting of the following: (i) two letter of credit facilities totaling $10.0 million and (ii) two back-to-back credit facilities totaling $7.5 million. These facilities were used for inventory purchases and required Emerson to pledge approximately $3.0 million of cash for such availability and for the benefit of its foreign subsidiaries, who establish back-to-back letters of credit with Emerson’s customers. The $3.0 million was legally restricted from use for general business purposes and was classified as restricted cash in the current asset section of the balance

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sheet. At March 31, 2007, there were $1.7 million of letters of credit outstanding under these credit facilities. These credit facilities require net worth covenants of the foreign subsidiaries, for which they were in compliance at March 31, 2007.
Capital Expenditure and Other Commitments:
     As of March 31, 2008, there were no material capital expenditure commitments and there were no substantial commitments for purchase orders outside the normal purchase orders used to secure product.
Employee Benefit Plan:
     The Company currently sponsors defined contribution 401(k) retirement plans which are subject to the provisions of the Employee Retirement Income Security Act (ERISA). The Company matches a percentage of the participants’ contributions up to a specified amount. These contributions to the plan for fiscal 2008, 2007 and 2006 were $144,000, $100,000, and $93,000, respectively and were charged to operations for the periods presented.
Shareholder Transaction:
     On December 5, 2005, the Company announced that its Chairman and Chief Executive Officer, Geoffrey P. Jurick, had completed the sale of 10,000,000 of his Emerson common shares to Grande, a Hong Kong based group of companies engaged in a number of businesses including the manufacture, sale and distribution of audio, video and other consumer electronics and video products. The purchase price was $5.20 per share and was paid in a combination of cash and a convertible debenture of Grande. As a result of the sale, Grande became the owner of approximately 37% of the Company’s outstanding shares. Since the initial purchase of common stock from Mr. Geoffrey P. Jurick, Grande has increased its holdings of the Company’s common stock to approximately 57.6%.
NOTE 9 — STOCK BASED COMPENSATION:
     In July 1994, the Company adopted a Stock Compensation Program (“Program”). The Program is comprised of four parts—the Incentive Stock Option Plan, the Supplemental Stock Option Plan, the Stock Appreciation Rights Plan, and the Stock Bonus Plan. The maximum aggregate number of shares of common stock available pursuant to the Program was 2,000,000 shares.
     In 2004, the Company adopted the 2004 Employee Stock Options Plan. The provisions for exercise price, term and vesting schedule are, for the most part, the same as the previous Incentive Stock Option Plan. The maximum aggregate number of shares of common stock available pursuant to the Program is 2,500,000 shares.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of transactions during the last three years is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding — April 1, 2005	507,334	$2.60

Granted	50,000	2.62
Exercised	(500)	1.50
Cancelled	(154,000)	2.27

Outstanding — March 31, 2006	402,834	$2.93

Exercised	(45,500)	2.07

Outstanding — March 31, 2007	357,334	$3.04

Exercised	(20,000)	2.62
Cancelled	(300,000)	3.16

Outstanding — March 31, 2008	37,334	$2.32

Exercisable at March 31, 2008	37,334	$2.32

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table provides additional information as to the options outstanding under the Stock Compensation Program and the 2004 Employee Stock Option Plan as of March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted
		Average	Average		Weighted
Range of	Amount	Remaining	Exercise	Amount	Average
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Exercise Price

$1.00	12,334	2.3	$1.00	12,334	$1.00
$2.97	25,000	6.6	2.97	25,000	2.97

	37,334	5.2	$2.32	37,334	$2.32

     Subject to the terms set forth in each option agreement, generally, the term of each option is ten years, except for incentive stock options issued to any person who owns more than 10% of the voting power of all classes of capital stock, for which the term is five years. Unless otherwise provided, options may not be exercised during the first year after the date of the grant. Thereafter, each option becomes exercisable on a pro rata basis on each of the first through third anniversaries of the date of the grant. The exercise price of options granted must be equal to or greater than the fair value of the shares on the date of the grant, except that the option price with respect to an option granted to any person who owns more than 10% of the voting power of all classes of capital stock shall not be less than 110% of the fair value of the shares on the date of the grant. As of March 31, 2008, there were a total of 37,334 options outstanding with exercise prices ranging from $1.00 per share to $2.97 per share. As of March 31, 2008, all of the options outstanding were fully vested. At March 31, 2008, 2007 and 2006, the weighted average exercise price of exercisable options under the Program was $2.32, $3.00 and $2.71, respectively.
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

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of transactions under the plan for the three years ended March 31, 2008 is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding — April 1, 2005	125,000	$3.00

Granted	100,000	3.19
Exercised	(16,666)	3.00

Outstanding — March 31, 2006	208,334	$3.09
Granted	150,000	3.23
Cancelled	(83,334)	3.07

Outstanding — March 31, 2007	275,000	$3.15

Cancelled	(100,000)	3.11

Outstanding — March 31, 2008	175,000	$3.18

Exercisable at March 31, 2008	75,000	$3.17

     The following table provides additional information as to the options outstanding under the Non-Employee Director Stock Option Plan as of March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted
		Average	Average		Weighted
Range of Exercise	Amount	Remaining	Exercise	Amount	Average
Prices	Outstanding	Contractual Life	Price	Exercisable	Exercise Price

$3.07	25,000	7.8	$3.07	16,667	$3.07
$3.19	125,000	8.6	3.19	41,666	3.19
$3.23	25,000	7.7	3.23	16,667	3.23

	175,000	8.4	$3.18	75,000	$3.17

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     All options granted under the Non-Employee Director Stock Option Plan during the fiscal years ending March 31, 2006, 2007 and 2008 were at exercise prices equal to or greater than the fair value of the Company’s stock on the date of the grant. As of March 31, 2008, there were a total of 175,000 options outstanding with exercise prices ranging from $3.07 per share to $3.23 per share. As of March 31, 2008, none of the options outstanding were fully vested with 25,000, 25,000, and 125,000 options vesting through December 2008, January 2009 and November 2009, respectively. At March 31, 2008, 2007 and 2006, the weighted average exercise price of exercisable options under the Non-Employee Director Stock Option Plan was $3.17, $3.08 and $3.00, respectively.
NOTE 10 — SHAREHOLDERS’ EQUITY:
Common Shares:
     Authorized common shares total 75,000,000 shares of common shares, par value $0.01 per share, of which, 27,129,832 and 27,109,832 shares were issued and outstanding as of March 31, 2008 and 2007, respectively. Shares held in treasury at March 31, 2008 and 2007 were 25,835,965.
Common Stock Repurchase Program:
     In January 2000, September 2001 and September 2003, the Company’s Board authorized share repurchase programs for 5,000,000 shares, 1,000,000 shares, and 2,000,000 shares, respectively. No shares were repurchased in fiscal 2007 and fiscal 2008. In fiscal 2006, the Company repurchased 155,998 shares for $392,109, pursuant to the programs. The shares were repurchased in open market transactions within guidelines set forth by Rule 10b-18 of the Securities and Exchange Act of 1934 and were funded by working capital. As of March 31, 2008, 732,377 shares remain available for repurchase under the program established in September 2003.
Series A Preferred Stock:
     The Company has issued and outstanding 3,677 shares of Series A Preferred Stock, (“Preferred Stock”) $.01 par value, with a face value of $3,677,000, which had no determinable market value as of March 31, 2008. Effective March 31, 2002, the previously existing conversion feature of the Preferred Stock expired. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Warrants:
     On October 7, 2003, in connection with a consulting arrangement, the Company granted 50,000 warrants with an exercise price of $5.00 per share. These warrants were valued using the Black-Scholes option valuation model, which resulted in $90,500 being charged to earnings during fiscal 2004. As of March 31, 2008, these warrants had not been exercised.
     On August 1, 2004, in connection with a consulting agreement, the Company granted 50,000 warrants with immediate vesting and an exercise price of $3.00 per share with an expiration date of August 2009. These warrants were valued using the Black-Scholes valuation model, which resulted in $88,500 being charged to earnings during the fiscal year ended March 31, 2005. As of March 31, 2008, these warrants had not been exercised.
NOTE 10 — FINANCIAL INSTRUMENTS:
In fiscal 2007, the Company entered into fixed period foreign exchange forward contracts (between the US and Hong Kong dollar), based on economic and market conditions and solely for the purpose of speculative trading, not for the purpose of hedging other business opportunities. The contract terms are for fixed periods and at March 31, 2008, the Company’s foreign exchange forward contracts had expiration dates that ranged from one to two months, with notional amounts of $10 million.
At each balance sheet date the Company accounts for its foreign exchange forward contracts as a current asset with corresponding realized or unrealized gains and losses included in the income statement. Realized gains of $330,267 and unrealized gains of $134,395 have been recorded as non-operating income at March 31, 2008.
NOTE 11 — MARKETABLE SECURITIES:
As of March 31, 2008, the Company had $13.9 million invested in trading securities, consisting entirely of auction rate securities (ARS). These securities have long-term nominal maturities for which interest rates are reset through a Dutch auction process at pre-determined calendar intervals; a process which had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, these ARS have had multiple failed auctions. Based on an independent valuation and its internal analysis, the Company concluded that these securities had experienced an other-than-temporary decline in fair value and recorded an impairment charge of $1.95 million in fiscal 2008. These ARS have AAA/Aaa credit ratings as of March 31, 2008, and have been classified as long-term investments in the Company’s Consolidated Balance Sheets as a consequence of their uncertain liquidity.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 12 — NET EARNINGS PER SHARE:
     The following table sets forth the computation of basic and diluted earnings per share for the years ended March 31, 2008, March 31, 2007, and March 31, 2006:

	(In thousands, except per share amount)
	2008	2007	2006
Numerator:
Income (loss) from continuing operations for basic and diluted earnings per share	$(9,021)	$3,458	$3,712

Denominator:
Denominator for basic earnings per share — weighted average shares	27,126	27,087	27,079
Effect of dilutive securities on denominator:
Options and warrants	—	40	93

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,126	27,127	27,172

Earnings (loss) from continuing operations
Basic and diluted earnings (loss) per share	$(.33)	$.13	$.13

     For the year ended March 31, 2006, 350,000 shares attributable to outstanding stock options and 50,000 shares attributable to outstanding stock warrants were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants exceeded the average price of the common shares, and therefore their inclusion would have been antidilutive. For the year ended March 31, 2007, 200,000 shares attributable to outstanding stock options and 50,000 shares attributable to outstanding stock warrants were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants exceeded the average price of the common shares, and therefore their inclusion would have been antidilutive. For the year ended March 31, 2008, 312,334 shares attributable to outstanding stock options and 100,000 shares attributable to outstanding stock warrants were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants exceeded the average price of the common shares, and therefore their inclusion would have been antidilutive.
NOTE 13 — LICENSE AGREEMENTS:
     The Company has several license agreements that allow licensees to use its trademarks for the manufacture and/or the sale of consumer electronics and other products and are referred to as outbound licenses. These license agreements (i) allow the licensee to use the Company’s trademarks for a specific product category, or for sale within specific geographic areas, or for sales to a specific customer base, or any combination of the above, or any other category that might be defined in the license agreement, (ii) may be subject to renewal at the initial expiration of the agreements and are governed by the laws of the United States and (iii) have expiration dates ranging

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
from March 2008 through September 2011. License revenues recognized and earned in fiscal 2008, 2007, and 2006, including the amounts described in the next paragraph, were approximately $6,859,000, $6,645,000, and $7,674,000, respectively. The Company records licensing revenues as earned over the term of the related agreements.
     The largest of such license agreements is the Company’s license agreement (“Video License Agreement”) with Funai Corporation, Inc. (“Funai”), the current term of which has been extended to December 31, 2010. The Video License Agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the ““ trademark to customers in the U.S., and Canadian markets. Under the terms of the agreement, Emerson will receive non-refundable minimum annual royalty payments of $4.3 million each calendar year and a license fee on sales of product subject to the Video License Agreement in excess of the minimum annual royalties. During fiscal 2008, 2007, and 2006, revenues of $4,601,000, $4,391,000 and $5,321,000, respectively, were recorded under this agreement.
     In October 2006, we entered into an agreement, to grant to APH a 15 year exclusive license to distribute in the United States, Mexico and Canada flat panel liquid crystal displays and accessories under the Company’s H.H. Scott brand sourced exclusively through Capetronic Display Limited. The royalty rate is .625% of the actual aggregate purchase value of the products purchased by APH from Emerson, subject to minimum royalties of $825,000 in each of the years 6 to 10 and $907,500 in each of years 11 to 15. APH paid Emerson $110,448 in royalties during the fiscal year ended March 31, 2007. No royalties were paid to Emerson in fiscal 2008, and the agreement was terminated in April 2008.
NOTE 14— LEGAL PROCEEDINGS:
     In December, 2007, a purported derivative action (the “Berkowitz Action”) was filed in The Court of Chancery of the State of Delaware (the “Court”) on the Company’s behalf by two of the Company’s shareholders, Lisa S. Berger Berkowitz and David E. Berkowitz, against certain of the Company’s current and former directors. The derivative action currently is pending against three directors of the Company (Messrs. Ho, Ma and Binney). The complaint, which has not yet been answered by the defendants, alleges that the named defendants, each of whom also is an executive officer of Grande Holdings, the Company’s controlling shareholder, violated their fiduciary duties to the Company in connection with a number of previously disclosed related party transactions with affiliates of Grande Holdings.
     In May 2008, a purported derivative action (the “Pinchuk Action”) was filed in the Court on the Company’s behalf by another shareholder of the Company, Warren Pinchuk, against all of the Company’s current directors. This action contains similar allegations to those contained in the Berkowitz Action. The plaintiffs in the Berkowitz Action have moved before the Court to intervene in the Pinchuk Action and to stay prosecution of the Pinchuk Action. The plaintiff in the Pinchuk Action has filed an opposition to that motion and has moved before the Court to consolidate the Berkowitz Action and the Pinchuk Action. The Court is expected to hear these motions in late June or early July, 2008.
     The recovery in each of the Berkowitz Action and the Pinchuk Action, if any, will inure to Emerson’s benefit.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Except for the litigation matters described above, the Company is not currently a party to any legal proceedings other than litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.
NOTE 15 —BUSINESS SEGMENT INFORMATION AND MAJOR CUSTOMERS:
     Operations for the Company are summarized below by geographic area (in thousands):

	Year Ended March 31, 2008
	U.S.	Foreign	Consolidated

Sales to external customers	$218,840	$4,017	$222,857

Income (loss) before income taxes	$(7,379)	$(274)	$(7,653)

Identifiable assets	$83,237	$4,692	$87,929

	Year Ended March 31, 2007
	U.S.	Foreign	Consolidated

Sales to external customers	$277,146	$7,020	$284,166

Income (loss) before income taxes	$7,846	$(709)	$7,137

Identifiable assets	$70,886	$28,522	$99,408

	Year Ended March 31, 2006
	U.S.	Foreign	Consolidated

Sales to external customers	$224,983	$8,860	$233,843

Income (loss) before income taxes	$3,779	$(395)	$3,384

Identifiable assets	$80,072	$12,430	$92,502

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Identifiable assets are those assets used in operations in each geographic area. For fiscal 2007, foreign identifiable assets include a promissory note in the principal amount of $23.5 million issued by several wholly-owned subsidiaries of Grande in favor of the Company and guaranteed by Grande. For fiscal 2008 foreign identifiable assets include amounts due from several wholly-owned subsidiaries of Grande in the aggregate amount of $765,000. See Note 3 “Related Party Transactions”. In addition to operating assets, at March 31, 2008, 2007, and 2006, there were non-operating assets of $8,625,000, $8,644,000, and $8,714,000, respectively, located in foreign countries.
     The Company’s net sales to one customer aggregated approximately 35%, 30% and 37% of net revenues for the years ended March 31, 2008, 2007, and 2006, respectively. The Company’s net sales to another customer aggregated 24%, 21%, and 17% for the years ended March 31, 2008, 2007, and 2006, respectively. The Company’s net sales to a third customer aggregated 7%, 6%, and 10% for the years ended March 31, 2008, 2007 and 2006. The trade accounts receivable balance for these three customers, net of specific reserves, approximated 65%, 6% and 0% of consolidated trade accounts receivable as of March 31, 2008, respectively, and approximated 53%, 6% and 6% of consolidated trade accounts receivable as of March 31, 2007, respectively. The Company has policies and procedures to limit its credit risk related to these and other customers.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 16 — QUARTERLY INFORMATION (UNAUDITED):
     The following table sets forth certain information regarding the Company’s results of operations for each full quarter within the fiscal years ended March 31, 2008 and March 31, 2007, with amounts in thousands, except for per share data. Due to rounding, quarterly amounts may not fully sum to yearly amounts.

	Fiscal 2008				Fiscal 2007
Consolidated Statement
Of Operations	1st Qrt	2nd Qrt	3rd Qrt	4th Qrt	1st Qrt	2nd Qrt	3rd Qrt	4th Qrt

Net revenues	$52,688	$57,862	$75,789	$36,891	$55,241	$99,588	$89,339	$40,231

Operating income (loss)	588	(120)	(1,719)	(6,072)	490	5,914	6,032	(5,245)

Income (loss) before income taxes and minority interest	821	668	(1,280)	(7,862)	595	5,702	5,575	(4,735)

Net income (loss)	$442	$(3,284)	$1,114	$(7,293)	$581	$3,804	$3,695	$(4,622)

Basic net income (loss) per share	$.02	$(.12)	$.04	$(.27)	$.02	$.14	$.14	$(.17)

Diluted net income (loss) per share	$.02	$(.12)	$.04	$(.27)	$.02	$.14	$.14	$(.17)

Weighted average shares
Outstanding — basic	27,115	27,130	27,130	27,130	27,065	27,077	27,097	27,110
Outstanding — diluted	27,141	27,130	27,136	27,130	27,140	27,106	27,117	27,110

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 17 — DISCONTINUED OPERATIONS:
     On July 1, 2005, the Company sold its 53.2% interest in SSG. After disposition costs, the Company realized and reported in the quarter ended September 30, 2005, a gain of approximately $12.6 million, net of estimated deferred taxes of $4.2 million. Proceeds from the sale were used to pay down $18.5 million of indebtedness.
     The following table summarizes the result of these discontinued operations, net of income taxes for which there was no provision or recovery in any period (in thousands).

Discontinued Operations (SSG)	2006
Net revenues	$23,218
Operating income	610
Gain on sale of SSG, net of tax	12,646
Net income	$12,918
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

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons; by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
     As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act) pursuant to Securities Exchange Act Rule 13a-15 and Rule 15d-15. Based upon that evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K, are effective to reasonably ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to ensure that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for us. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

     This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
     In August 2007, as part of its efforts to improve internal controls, the Company retained the consulting affiliate of a national accounting firm to assist it in its review of internal controls as mandated by SOX Section 404. Also, on December 13, 2007, the Board of Directors adopted, and management has implemented, a series of governance and control policies and procedures designed to accomplish the same purpose. As a result of these actions and the findings that arose from our fiscal 2008 internal controls review and testing as mandated by SOX Section 404, we implemented numerous new internal control procedures during our quarter ended March 31, 2008, most notably over the proper approval over and financial reporting of treasury and related party transactions.
Item 9B. OTHER INFORMATION
     None
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS
          The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2008.
Item 11. EXECUTIVE COMPENSATION
          The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2008.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2008.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2008.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2008.
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
(a) List of Financial Statements, Financial Statement Schedules, and Exhibits .
1. Financial Statements. The following financial statements of Emerson Radio Corp. are included in Item 8 of Part II of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended March 31, 2008, 2007 and 2006
Consolidated Balance Sheets as of March 31, 2008 and 2007
Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
     2. Financial Statement Schedules.
     Schedule II — Valuation and Qualifying Accounts and Reserves
All other financial statement schedules are omitted from this Annual Report on Form 10-K, as they are not required or applicable or the required information is included in the financial statements or notes thereto.
3. Exhibits. The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.
Exhibit Number

3.1	Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

3.4	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit (3) (b) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

3.5	Amendment dated February 14, 1996 to the Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.6	By-Laws of Emerson (incorporated by reference to Exhibit 3.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

3.7	Amendment dated November 28, 1995 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

10.12	License Agreement effective as of January 1, 2001 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10) (z) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.12.1	First Amendment to License Agreement dated February 19, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.1) of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2002).

10.12.2	Second Amendment to License Agreement effective August 1, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.2) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.12.3	Third Amendment to License Agreement effective February 18, 2004 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit 10.12.3 of Emerson’s Annual Report on Form 10-K for the year ending March 31, 2004)

10.12.4	Fourth Amendment to License Agreement effective December 3, 2004 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit (10.12.4) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.12.5	Fifth Amendment to License Agreement effective May 18, 2005 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to

Exhibit (10.12.5) of Emerson’s Annual Report on Form 10-K for the year ending March 31, 2005)
10.12.7	Seventh Amendment to License Agreement effective December 22, 2005 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit 10.1 of Emerson’s Current Report on Form 8-K filed on December 28, 2005)

10.13	Second Lease Modification dated as of May 15, 1998 between Hartz Mountain, Parsippany and Emerson (incorporated by reference to Exhibit (10) (v) of Emerson’s Annual Report on Form 10-K for the year ended April 3, 1998).

10.13.1	Third Lease Modification made the 26 day of October, 1998 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended October 2, 1998).

10.13.2	Fourth Lease Modification made the 12th day of February, 2003 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10.13.2) of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.13.4	Fifth Lease Modification Agreement made the 2nd day of December, 2004 between Hartz Mountain Industries, Inc. and Emerson (incorporated by reference to Exhibit (10.13.3) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.13.3	Lease Agreement dated as of October 8, 2004 between Sealy TA Texas, L.P., a Georgia limited partnership, and Emerson Radio Corp. (incorporated by reference to Exhibit (10.13.3) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.13.5	Lease Agreement (Single Tenant) between Ontario Warehouse I, Inc., a Florida corporation, as Landlord, and Emerson Radio Corp., a Delaware corporation, as Tenant, effective as of December 6, 2005 (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on January 4, 2006).

10.13.6	Letter agreement, dated November 28, 2005, between Emerson Radio Corp. and The Grande Group (Hong Kong) Limited regarding lease of office space. (Incorporated by reference to Exhibit 10.13.6 to Emerson’s Annual Report on Form 10-K for the year ended March 31, 2006.)

10.13.7	Letter agreement, dated November 28, 2005, between Emerson Radio Corp. and The Grande Group (Hong Kong) Limited regarding management services for office space. (Incorporated by reference to Exhibit 10.13.7 to Emerson’s Annual Report on Form 10-K for the year ended March 31, 2006.)

10.18.1	Emerson Radio Corp. 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 1 of Emerson’s 2004 Proxy Statement).

10.18.2	Emerson Radio Corp. 2004 Non-Employee Outside Director Stock Option Plan (incorporated by reference to Exhibit 2 of Emerson’s 2004 Proxy Statement).

10.25	Employment Agreement, dated as of April 3, 2007, by and between Emerson Radio Corp. and Greenfield Pitts (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed with the SEC on April 7, 2008).

10.26	Employment Agreement, dated as of October 15, 2007, by and between Emerson Radio Corp. and John Spielberger*

10.27.5	Loan and Security Agreement dated as of December 23, 2005, among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd., and Emerson Radio International Ltd. (as Borrowers) and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 of Emerson’s Form 8-K dated December 28, 2005).

10.28.1	Form of Common Stock Warrant Agreement entered into on October 7, 2003 by and between Emerson Radio Corp. and Ladenburg Thalmann & Co., Inc. (incorporated by reference to Exhibit 10.28.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.28.2	Common Stock Purchase Warrant Agreement entered into on August 1, 2004 by and between Emerson Radio Corp. and EPOCH Financial Services, Inc. (incorporated by reference to Exhibit 10.28.2 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.28.3	Stock Purchase Agreement among Emerson Radio Corp., Collegiate Pacific Inc. and Emerson Radio (Hong Kong) Limited, dated July 1, 2005 (incorporated by reference to Exhibit 2.1 to Emerson’s Current Report on Form 8-K filed on July 8, 2005).

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2004).

16.1	Letter of BDO, dated as of March 13, 2006, to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 of Emerson’s Current Report on Form 8-K filed on March 13, 2006).

21.1	Subsidiaries of the Company as of March 31, 2008. *

23.1	Consent of Independent Registered Public Accounting Firm — Moore Stephens, P.C.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(b) Exhibits. The exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated by reference.
(c) Financial Statement Schedules and Other Financial Statements .
Schedule II — Valuation and Qualifying Accounts and Reserves
All other financial statement schedules are omitted from this Annual Report on Form 10-K, as they are not required or applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERSON RADIO CORP.
By:	/s/ Adrian Ma
Adrian Ma
Chief Executive Officer

Dated: July 11, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher Ho Christopher Ho	Chairman of the Board of the Directors	July 11, 2008

/s/ Adrian Ma Adrian Ma	Chief Executive Officer (Principal Executive Officer) and Director	July 11, 2008

/s/ Greenfield Pitts Greenfield Pitts	Chief Financial Officer (Principal Financial and Accounting Officer), and Director	July 11, 2008

/s/ Michael A. B. Binney Michael A. B. Binney	Director	July 11, 2008

/s/ Kareem E. Sethi Kareem E. Sethi	Director	July 11, 2008

/s/ W. Michael Driscoll W. Michael Driscoll	Director	July 11, 2008

/s/ David R. Peterson David R. Peterson	Director	July 11, 2008

/s/ Norbert R. Wirsching Norbert R. Wirsching	Director	July 11, 2008

/s/ Eduard Will Eduard Will	Vice Chairman of the Board of Directors	July 11, 2008

/s/ Mirzan Mahathir Mirzan Mahathir	Director	July 11, 2008

EMERSON RADIO CORP. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Column A	Column B	Column C	Column D		Column E
	Balance at	Charged to			Balance
	Beginning	Costs and			at end of
Description	of year	Expenses	Deductions		year (B)

Allowance for doubtful accounts:
Year ended:
March 31, 2008	$1,064	$(98)	$7	(A)	$959
March 31, 2007	727	1,184	847	(A)	1,064
March 31, 2006	179	591	43	(A)	727

Allowance for chargebacks:
Year ended:
March 31, 2008	$411	$51	$—		$462
March 31, 2007	406	5	—		411
March 31, 2006	330	76	—		406

Sales Return reserves:
Year ended:
March 31, 2008	$3,287	$16,836	$16,524		$3,599
March 31, 2007	5,217	11,424	13,354		3,287
March 31, 2006	5,190	16,953	16,926		5,217

(A)	Accounts written off, net of recoveries.

(B)	Sales return reserves amounts include related accrued sales returns of $872,000, $1,189,000 and $1,580,000, for fiscal 2008, 2007, and 2006, respectively, which are not presented as part of the accounts receivable disclosed as “allowances” on the Consolidated Balance Sheets.