Form 10-K/A
period 2008-03-31
EMERSON RADIO CORP
filed 2008-07-29
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number: 001-07731
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☑ NO.
Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 28, 2007 (computed by reference to the last reported sale price of the Common Stock on the American Stock Exchange on such date): $24,680,603
Number of Common Shares outstanding at July 21, 2008: 27,129,832
DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (the “Form 10/KA”) to the Annual Report on Form 10-K (the “Annual Report”) of Emerson Radio Corp. (the “Company”) for the fiscal year ended March 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on July 11, 2008, is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended March 31, 2008 and is therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, the Company is including with this Form 10-K/A certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on July 11, 2008 or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.
 (i)

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
     The following table sets forth certain information regarding the current directors of Emerson Radio Corp. (“Emerson,” “us” or the “Company”).

		Year First
		Became
Name	Age	Director	Principal Occupation or Employment

Christopher Ho	58	2006	Christopher Ho has served as our Chairman since July 2006. Mr. Ho is presently the Chairman of The Grande Holdings Ltd. (“Grande Holdings”), a Hong Kong based group of companies engaged in a number of businesses including the manufacture, sale and distribution of audio, video and other consumer electronics and video products. Grande Holdings beneficially holds approximately 57.6% of our outstanding common shares. Mr. Ho also currently serves as Chairman of Lafe Corporation Limited, a company listed on the Singapare Exchange, and a representative director of Sanusi Electric Co., Ltd., a company listed on the Tokyo Stock Exchange. Christopher Ho graduated with a Bachelor of Commerce degree from the University of Toronto in 1974. He is a member of the Canadian Institute of Chartered Accountants as well as a member of the Institute of Management Accountants of Canada. He also is a certified public accountant (Hong Kong) and a member of the Hong Kong Society of Accountants. He was a partner in international accounting firms before joining Grande Holdings and has extensive experience in corporate finance, international trade and manufacturing.

Adrian Ma (1)	63	2006	Adrian Ma, a director of the Company since March 30, 2006, has been our Chief Executive Officer since March 30, 2006 and also served as our Chairman from March 30, 2006 through July 26, 2006. In addition, Mr. Ma is a director of Grande Holdings. He has more than 30 years experience as an Executive Chairman, Executive Director and Managing Director of various organizations focused primarily in the consumer electronics industry. Mr. Ma also is Director of Lafe Technology Ltd., Vice Chairman and Managing Director of Ross Group Inc. and Deputy Chairman of Sansui Electric Co. Ltd.

Greenfield Pitts	58	2006	Greenfield Pitts has served as our Chief Financial Officer since February 2007 and a director since March 2006. Mr. Pitts has a 30-year background in international banking and was associated with Wachovia Bank, our present lender, for more than 25 years, with assignments in London, Atlanta and Hong Kong. From 1997 to 2006, he was in Hong Kong managing a joint venture between Wachovia and HSBC, later worked in Corporate Finance for Wachovia Securities.

		Year First
		Became
Name	Age	Director	Principal Occupation or Employment
Michael A.B. Binney	49	2005	Michael A.B. Binney has been a Director since December 2005. Mr. Binney served as our Acting Group Controller from February 2007 until May 2008 and as our President-International Sales from July 2006 until May 2008. He is a fellow member of the Institute of Chartered Accountants in England and Wales and a fellow member of the Hong Kong Institute of Certified Public Accountants. He was a professional accountant for several years before joining the computer and electronics industry. He also currently is a Director of Grande Holdings, a Director of Lafe Corporation Limited, a company listed on the Singapore Exchange, as well as a Director of several other companies in Malaysia, Japan, Singapore and the United Kingdom.

Mirzan Mahathir	50	2007	Mirzan Mahathir has been a Director since 2007. Mr. Mahathir currently manages his investments in Malaysia and overseas while facilitating business collaboration in the region. Previously, Mr. Mahathir worked for IBM Corporation and Salomon Brothers. Since 1992, Mr. Mahathir has served as the Executive Chairman and President of Konsortium Logistik Berhad, a Malaysian logistic solutions provider listed on the Kuala Lumpar Stock Exchange. He also is the Chairman and CEO of Crescent Capital Sdn Bhd, a Malaysian investment holding and independent strategic and financial advisory firm which he founded and the President of the Asian Strategy and Leadership Institute (ASLI), a leading organizer of business conferences, secretariat for business councils and public policy research centre. Currently, Mr. Mahathir holds directorships in Worldwide Holdings Berhad and AHB Holdings Berhad, companies listed on the Bursa Malaysia, and Lafe Technology Ltd., a company listed on the Singapore Exchange. He is also a member of the UN/ESCAP Business Advisory Council, the American Bureau of Shipping Southeast Asia Committee and the Wharton Business School Asian Executive Board.

Kareem E. Sethi (1)(2)	30	2007	Kareem E. Sethi has been a Director since 2007. Mr. Sethi has served as Managing Director of Streetwise Capital Partners, Inc. since 2003. From 1999 until 2003, Mr. Sethi was Manager, Business Recovery Services for PricewaterhouseCoopers Inc.

		Year First
		Became
Name	Age	Director	Principal Occupation or Employment
Eduard Will	66	2006	Eduard Will has been our Vice Chairman since October 2007 and a Director since July 2006. From July 2006 until October 2007, Mr. Will served as our President- North American Operations. Prior to becoming President- North American Operations, Mr. Will was the Chairman of our Audit Committee from January 2006 through July 2006. Mr. Will has more than 37 years experience as a merchant banker, senior advisor and director of various public and private companies. Presently, Mr. Will is serving on the Board of Directors or acting as Senior Adviser to Grande Holdings, KoolConnect Technologies Inc. and Integrated Data Corporation.

(1)	Member of the Corporate Governance, Nominating and Compensation Committee

(2)	Member of the Audit Committee
Board of Directors and Committees
     At the beginning of our fiscal year ended March 31, 2008 (“Fiscal 2008”), our Board of Directors consisted of Christopher Ho, Adrian Ma, Greenfield Pitts, Peter Bünger, W. Michael Driscoll, Jerome H. Farnum, Eduard Will and Norbert R. Wirsching. On October 25, 2007, Mr. Bünger resigned as a director, effective as of the date of our annual meeting of stockholders that was held on December 13, 2007 (the “2007 Annual Meeting of Stockholders”) and advised us that he would not stand for reelection as a director at such meeting. Mr. Bünger’s reasons for such actions were outlined in a letter submitted by him to our Board of Directors, a copy of which letter was filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission, or the SEC, on October 31, 2007. Mr. Farnum elected not to stand for reelection to our Board of Directors at our 2007 Annual Meeting of Stockholders. At our 2007 Annual Meeting of Stockholders, we added three directors to our Board of Directors, Mirzan Mahathir, Kareem E. Sethi and David R. Peterson. In July 2008, Messrs. Driscoll, Peterson and Wirsching resigned as directors. The reasons for Mr. Driscoll’s resignation were outlined in a letter submitted by him to our Board of Directors, a copy of which letter was filed as an exhibit to our current report on Form 8-K filed with the SEC on July 18, 2008, and the reasons for Mr. Wirsching’s resignation were outlined in a letter submitted by him to our Board of Directors, a copy of which letter was filed as an exhibit to our current report on Form 8-K filed with the SEC on July 29, 2008. Our Board of Directors presently consists of seven directors — Messrs. Ho, Ma, Pitts, Binney, Mahathir, Sethi and Will. Two of our seven current directors, Messrs. Mahathir and Sethi meet the definition of independence as established by the American Stock Exchange and SEC rules.
     Under Section 803(B)(2)(A) of the American Stock Exchange Company Guide (the “Company Guide”), we are required to have an audit committee of at least two independent members, as defined by the listing standards of the American Stock Exchange. During Fiscal 2008, our Audit Committee, which is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, was comprised of three independent directors and presently is comprised of one independent director, Mr. Sethi. During Fiscal 2008 and through the date of his resignation on July 14, 2008, W. Michael Driscoll served as the Chairman, the “audit committee financial expert” and an independent director of the Audit Committee. During Fiscal 2008 and through the date of his resignation on July 28, 2008, Norbert R. Wirsching served as an independent director of the Audit Committee. During Fiscal 2008 and through December 13, 2007, Mr. Farnum served as an independent director of the Audit Committee. Mr. Sethi began to serve as an independent director of the Audit Committee on December 13, 2007. Since Mr. Driscoll’s resignation on July 14, 2008, our Board of Directors has not formally designated an “audit committee financial expert” to serve on our Audit Committee.
     On July 29, 2008, we notified the American Stock Exchange that as a result of Mr. Wirsching’s resignation and the resulting vacancy on the Audit Committee, the Audit Committee consists of one independent director, and not two independent directors as required by Section 803(B)(2) of the Company Guide. As a result, we are not in compliance with Section 803(B)(2) of the Company Guide. In accordance with Section 803(B)(6) of the Company Guide, we must regain compliance with the audit committee requirements set forth in the Section 803(B)(2) of the Company Guide by the earlier of our next annual shareholder meeting and July 28, 2009; provided, however, that if the annual shareholder meeting occurs prior to October 11, 2008, we shall instead have until October 11, 2008 to regain compliance. Our Board of Directors is considering candidates who will qualify to serve on our Audit Committee.
     The Audit Committee is empowered by the Board of Directors, among other things, to: (i) serve as an independent and objective party to monitor our financial reporting process, internal control system and disclosure control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) assume direct responsibility for the appointment, compensation, retention and oversight of the work of the outside auditors and for the resolution of disputes between the outside auditors and our management regarding financial reporting issues; and (iv) provide the opportunity for direct communication among the independent accountants, financial and senior management and the Board of Directors. A copy of our Audit Committee Charter is posted on our website: www.emersonradio.com on the Investor Relations page.
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
     We also have adopted a Code of Conduct for Officers, Directors and Employees of Emerson Radio Corp. and Its Subsidiaries (“Code of Conduct”). We prepared this Code of Conduct to help all officers, directors and employees understand and comply with our policies and procedures. Overall, the purpose of our Code of Conduct is to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; (iii) compliance with applicable governmental laws, rules and regulations; (iv) prompt internal reporting of code violations to an appropriate person or persons identified in this Code of Conduct; and (v) accountability for adherence to the Code of Conduct.
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

Executive Officers
     The following table sets forth certain information regarding the current executive officers of Emerson:

			Year
Name	Age	Position	Became Officer
Adrian Ma	63	Chief Executive Officer and Director	2006
Greenfield Pitts	58	Chief Financial Officer and Director	2007
John Spielberger	44	President-North American Operations	2007
     Adrian Ma has served as our Chief Executive Officer since March 30, 2006 and served as our Chairman of the Board of Directors from March 30, 2006 through July 26, 2006. Mr. Ma continues to serve as a director. See Mr. Ma’s biographical information above.
     Greenfield Pitts has served as our Chief Financial Officer since February 2007 and a director since March 2006. See Mr. Pitts’ biographical information above.
     John Spielberger has served as our President-North American Operations since October 2007. From 1995 until 2007, Mr. Spielberger held a variety of positions with Sony BMG Music Entertainment Sales Co., an entertainment software sales and marketing distribution company. Mr. Spielberger held the positions of Senior Vice President—Business Operations and Customer Relations Management from 2004 until 2007, Senior Vice President—Finance and Administration from 2003 to 2004, Senior Vice President—Finance from 2000 until 2003 and Vice President—Finance from 1995 until 2000. Prior to his tenure with Sony BMG Music Entertainment Sales Co., Mr. Spielberger served as Senior Director—Finance and Administration of Columbia Records Group, a recording company, and held several positions with RCA Records Label, a music company. Mr. Spielberger holds a Bachelor of Science degree in Business Management and Marketing from Cornell University and a Masters of Business Administration from the University of Michigan.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, officers, and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the Securities and Exchange Commission and the American Stock Exchange. All reporting persons are required to furnish us with copies of all reports that such reporting persons file with the Securities and Exchange Commission pursuant to Section 16(a) of the Exchange Act.
     Based solely upon a review of Forms 3 and 4 and amendments to these forms furnished to the Company, all parties subject to the reporting requirements of Section 16(a) filed all such required reports during and with respect to Fiscal 2008, except that Grande Holdings, Ltd., a beneficial owner of more than 10% of our outstanding shares of our common stock, filed a Form 4 with respect to one transaction pursuant to which it purchased shares of our common stock four business days following the date such Form 4 was due, and Mr. Wirsching filed a Form 4 with respect to three transactions pursuant to which he purchased shares of our common stock two business days following the date such Form 4 was due.

ITEM 11 — EXECUTIVE COMPENSATION AND OTHER INFORMATION
     This discussion presents the principles underlying our executive officer compensation program. Our goal in this discussion is to provide the reasons why we award compensation as we do and to place in perspective the data presented in the tables that follow this discussion. The focus is primarily on compensation of our executive officers for Fiscal 2008, but some historical and forward-looking information is also provided to put such year’s compensation information in context. The information presented herein relates to Adrian Ma, our Chief Executive Officer, Greenfield Pitts, our Chief Financial Officer, John Spielberger, our President — North American Operations, and our two other most highly compensated executive officers who served during Fiscal 2008, who are sometimes referred to herein as our “named executive officers”, although Mr. Ma did not receive any salary or other compensation from us in Fiscal 2008. Messrs. Raab and Will retired or resigned from their positions as executive officers of our company in August 2007 and December 2007, respectively.
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
Elements of Executive Officer Compensation
     Overview. Total compensation paid to our named executive officers is influenced significantly by the need to attract and retain management employees with a high level of expertise and to motivate and retain key executives for our long-term success. Some of the components of compensation, such as salary, are generally fixed and do not vary based on our financial and other performance. Some components, such as bonus, stock options and stock award grants, if any, are discretionary and are dependent upon the achievement of certain goals jointly agreed upon by our management and our Board of Directors. Furthermore, the value of certain of these components, such as stock options and stock awards, is dependent upon our future stock price. Our Board of Directors has indicated that it currently does not intend to grant new stock awards to our executive officer and employees. However, the Board of Directors does intend to grant stock awards to non-employee directors and may in the future change its current policy with respect to stock awards to executive officers and employees.
     We compensate our named executive officers in these different ways in order to achieve different goals. Cash compensation, for example, provides executive officers a minimum base salary. Incentive bonus compensation is generally linked to the achievement of financial and business goals, and is intended to reward executive officers for our overall performance in reaching annual goals that would be agreed to by management and the Board of Directors. Although we may utilize, stock options and grants of restricted stock in the future, we did not grant any stock options or restricted stock to our executive officers during Fiscal 2008. See “—Cash and Other Compensation.”
     We view the three components of our named executive officer compensation as related but distinct. We do not believe that compensation derived from one component of compensation necessarily should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on its historical practices with the individual and our view of individual performance and other information we deem relevant. Our Board of Directors has not engaged an outside consultant to assist the Board in the compensation process. Our management does review publicly available data with respect to executive compensation at peer group companies. The Board of Directors realizes that benchmarking our compensation against the compensation earned at comparable companies may not always be appropriate, but believes that engaging in a comparative analysis of compensation practices is useful. The Board of Directors has not adopted any formal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. We have not reviewed wealth and retirement accumulation as a result of employment with us, and have only focused on compensation for the year in question.
     Base Salary. We pay our current named executive officers other than Mr. Ma a base salary, which we review and determine annually, and currently are considering paying Mr. Ma a base salary for the fiscal year ending March 31, 2009. We believe that a competitive base salary is a necessary element of any compensation program. We believe that attractive base salaries can motivate and reward executives for their overall performance. Base salaries are established in part based on the individual position, responsibility, experience, skills and expected contributions during the coming year of the executive and their performance during the prior year. We also have sought to align base compensation levels comparable to our competitors and other companies in similar stages of development. We do not view base salaries as primarily serving our objective of paying for performance, but in attracting and retaining the most qualified executives necessary to run our business.
     Cash Incentive Bonuses. Consistent with our emphasis on pay-for-performance incentive compensation programs, our named executive officers are eligible to receive annual performance bonuses or discretionary bonuses that must be approved by our Board of Directors. The primary objective of our annual cash incentive bonuses is to motivate and reward our employees, including our named executive officers, for meeting our short-term objectives using a pay-for-performance program with objectively determinable performance goals. Our Corporate Governance, Nominating and Compensation Committee considered and slightly modified proposals for bonuses to be paid for Fiscal 2008 provided to it by our Chairman and Chief Executive Officer. We expect that bonuses to be paid for Fiscal 2008 will be finalized and approved by our Board of Directors in the near future. We do not have a formal policy on the effect on bonuses of a subsequent restatement or other adjustment to the financial statements, other than the penalties provided by law.
     Equity Compensation. We review our equity compensation plans annually. Under our plans, employees are eligible for annual stock option and restricted stock award grants based on targeted levels and we have in the past granted stock options to our executive officers and employees. These options and grants are intended to produce value for each executive officer if (i) our stockholders derive significant sustained value; and (ii) the executive officer remains with us. We do not have any program, plan or obligation that requires us to grant equity compensation to any executive officer on specified dates. The authority to make equity grants to executive officers rests with the Board of Directors, although, as noted above, the Board of Directors does not currently intend to grant any new stock awards to our executive officers or employees. We did not grant any stock options or restricted stock awards during Fiscal 2008. See “—Cash and Other Compensation.”
Severance and Change-in-Control Benefits.
     We do not provide to any of our named executive officers any severance or change in control benefits in the event of termination or retirement, whether following a change-in-control or otherwise.
Employment Agreements.
     During Fiscal 2008, we had employment agreements with certain of our named executive officers, each of which is described below.
     Greenfield Pitts, our Chief Financial Officer, entered into an employment agreement with us on April 3, 2007, which provides that Mr. Pitts shall serve as our Chief Financial Officer through March 31, 2008. John Spielberger, our President-North American Operations, entered into an employment agreement with us on October 15, 2007, which provides that Mr. Spielberger shall serve as our President-North American Operations from

October 29, 2007 through October 31, 2008. During the initial term of each employment agreement, we have the right to terminate the agreement upon 90 days prior written notice, and the named executive officer has the right to terminate the agreement upon 30 days prior written notice. Each agreement provides for an annual base salary of $250,000 and a discretionary bonus at the end of our fiscal year as recommended by the Board of Directors.
     We were a party to a series of employment contracts, the last of which expired on August 31, 2007, with John J. Raab, our former Chief Operating Officer and Senior Executive Vice President. In addition, we were a party to an employment contract with Eduard Will, who served as our President — North American Operations from July 2006 until his resignation from such position in October 2007. Compensation paid to each of Messrs. Raab and Will during Fiscal 2008 and the fiscal year ended March 31, 2007 (“Fiscal 2007”) is set forth below in this Item 11.
     Benefits. The named executive officers participate in all of our employee benefit plans, such as medical and 401(k) plan, on the same basis as our other employees.
     Perquisites. Our use of perquisites as an element of compensation is very limited. We do not view perquisites as a significant element of our comprehensive compensation structure.
The Process
     Employment terms, including compensation, typically have been proposed to the Board of Directors by our Chairman and our Chief Executive Officer, and then considered and approved by the Board of Directors. We expect that, the charter for our recently established Corporate Governance, Nominating and Compensation Committee will provide that employment terms, including compensation, will be proposed to such committee by our Chairman and our Chief Executive Officer, and then considered and recommended for approval by the Board of Directors. For decisions regarding the grant of bonuses to named executive officers (other than our Chairman and our Chief Executive Officer) for Fiscal 2008, the Corporate Governance, Nominating and Compensation Committee has considered the recommendations of our Chairman and our Chief Executive Officer and included them in their discussions.
Regulatory Considerations
     We account for the equity compensation expense for our employees under the rules of SFAS 123(R), which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.
Cash and Other Compensation
     The following table, which should be read in conjunction with the explanations provided above, provides certain compensation information concerning our named executive officers for Fiscal 2008 and Fiscal 2007.
Summary Compensation Table
,

				Non-equity
				Incentive Plan	All Other
Name and	Fiscal		Option	Compensation	Compensation
Principal Position	Year	Salary($)	Awards($)(1)	($)(2)	($)(3)	Total ($)
Adrian Ma (4)	2008	—	—	—	—	—
President and	2007	—	—	—	—	—
Chief Executive Officer

Greenfield Pitts (5)	2008	250,000	9,500	—	22,841	282,341
Chief Financial Officer	2007	19,231	3,430	—	—	22,661

				Non-equity
				Incentive Plan	All Other
Name and	Fiscal		Option	Compensation	Compensation
Principal Position	Year	Salary($)	Awards($)(1)	($)(2)	($)(3)	Total ($)
John Spielberger (6)	2008	105,769	—	—	9,437	115,206
President -North	2007	—	—	—	—	—
American Operations and Vice Chairman

Eduard Will (7)	2008	58,423	21,836	—	12,433	92,692
President -North	2007	182,692	16,944	37,500	4,704	241,840
American Operations and Vice Chairman

John J. Raab (8)	2008	163,000	32,646	—	12,264	207,910
Senior Executive	2007	291,500	59,328	—	20,141	370,969
Vice President and Chief Operating Officer

(1)	Represents the expense to us pursuant to FAS 123(R) for the respective year for stock options granted as long-term incentives pursuant to our 2004 Non-Employee Outside Director Stock Option Plan or our 2004 Employee Stock Option Plan. All options received by each of Messrs. Pitts and Will in the table above were received by such person as a non-employee director and prior to being named as an executive officer and after their resignation as an executive officer, if applicable. The amount of option expense shown in the Summary Compensation Table for these three individuals is also included in “Directors Compensation” on page 17. Immediately following the adoption by our stockholders of an amendment to our 2004 Non-Employee Outside Director Stock Option Plan to increase the number of shares available for issuance thereunder from 250,000 to 500,000 shares in November 2006, each of Messrs. Pitts and Will received an option to purchase up to 25,000 shares of our common stock, each of whom began to serve as a director at a time when he was not an employee of ours and no additional shares were available under such plan. See notes to our financial statements for the fiscal years ended March 31, 2008, 2007 and 2006 for the assumptions used for valuing the expense under FAS 123(R).

(2)	Represents bonus paid for such fiscal year.

(3)	The dollar amounts shown under the heading “All other compensation” represent the incremental cost of all perquisites and other personal benefits to our named executive officers.

(4)	Mr. Ma did not receive any salary or other compensation from us in Fiscal 2007 or Fiscal 2008.

(5)	Mr. Pitts commenced employment as our Chief Financial Officer on February 19, 2007.

(6)	Mr. Spielberger commenced employment as our President-North American Operations on October 29, 2007.

(7)	Mr. Will was appointed to serve as our President-North American Operations in July 2006. On March 30, 2007, Mr. Will’s annual base salary was increased to $300,000. Mr. Will resigned from his position as our President-North American Operations and was appointed as our non-executive Vice Chairman on October 29, 2007, at which time Mr. Spielberger became our President-North American Operations. On December 1, 2007, Mr. Will relinquished his duties and responsibilities as an executive officer.

(8)	Mr. Raab retired as our Vice President and Chief Operating Officer effective August 31, 2007.

Outstanding Equity Awards at Fiscal Year End
     The following table provides certain information concerning outstanding equity awards held by each of our named executive officers at March 31, 2008.
Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options (#)	Options (#)	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price ($)	Date

Adrian Ma	0	0	—	—
Greenfield Pitts	8,333	16,667	3.19	11/21/16
John Spielberger (1)	0	0	—	—
Eduard Will (2)	16,667	8,333	3.07	1/31/16
	8,333	16,667	3.19	11/21/16

(1)	Mr. Spielberger commenced employment as our President-North American Operations on October 29, 2007.

(2)	Mr. Will was appointed to serve as our President-North American Operations in July 2006 and resigned from that position on October 29, 2007. On December 1, 2007, Mr. Will relinquished all his duties and responsibilities as an executive officer; he currently is our non-executive Vice Chairman.
Compensation of Directors
     During Fiscal 2008, our directors who were not employees (“Outside Directors”), specifically Messrs. Bünger and Farnum (until their departures in December 2007), Mr. Will (upon on his relinquishment of duties as an executive officer in December 2007) and Messrs. Driscoll, Mahathir, Peterson, Sethi and Wirsching were paid $33,750, $57,500, $15,000, $76,667, $13,125, $13,125, $16,042 and $71,667, respectively, for serving on the Board of Directors and on our various committees during the period. Outside Directors each is paid an annual director’s fee of $45,000. During Fiscal 2008, each of the members of the Audit Committee was paid an additional fee of $5,000 per annum until December 2007 and thereafter, an additional fee of $10,000 per annum. The Chairman of the Audit Committee is paid an additional fee of $5,000 per annum. All directors’ fees are paid in four equal quarterly installments per annum. Directors who are our employees were not paid for their services as a director while an employee during Fiscal 2008.
     Additionally, each director, who is not an employee, is eligible to participate in our 2004 Non-Employee Outside Director Stock Option Plan. Our directors are reimbursed their expenses for attendance at meetings. Further, we offer to provide health care insurance to each of our directors who is not an employee. In addition, in connection with the expiration of Mr. Farnum’s term as a director as of the date of our 2007 Annual Meeting of Stockholders, we agreed to pay for Mr. Farnum’s medical benefits for a period of two years following the date of our 2007 Annual Meeting of Stockholders. We estimate that our annual cost of providing these benefits is approximately $12,000 per year, and during Fiscal 2008, the cost of such benefits to us was $2,812.

     The following table provides certain information with respect to the compensation earned or paid to our Outside Directors during Fiscal 2008.
Directors Compensation

	Fees
	Earned		All Other
	or Paid in		Compensation
Name	Cash ($)	Option Awards ($)(1)	($)	Total ($)
Michael A.B. Binney (2)	$0	$12,996	$0	$12,996
Eduard Will (3)	$15,000	$21,836	$0	$36,836
Peter Bünger (4)	$33,750	$5,423	$0	$39,173
Jerome Farnum (5)(6)	$57,500	$(15,046)	$2,812	$45,266
W. Michael Driscoll (6)(7)	$76,667	$19,000	$0	$95,667
Norbert Wirsching (6)(8)	$71,667	$9,500	$0	$81,167
Mirzan Mahathir (9)	$13,125	$0	$0	$13,125
Kareem E. Sethi (9)	$16,042	$0	$0	$16,042
David R. Peterson (10)	$13,125	$0	$0	$13,125

(1)	Represents the expense to us pursuant to FAS 123(R) for the respective year for stock options granted as long-term incentives pursuant to our 2004 Non-Employee Outside Director Stock Option Plan. See notes to our financial statements for the fiscal years ended March 31, 2008, 2007 and 2006 for the assumptions used for valuing the expense under FAS 123(R). At March 31, 2008, Messrs. Binney, Will, Pitts, Driscoll and Wirsching had options to purchase 25,000, 50,000, 25,000, 50,000 and 25,000, shares of our common stock, respectively.

(2)	Mr. Binney was appointed to serve as our Acting Group Controller in February 2007 and as our President-International Operations in July 2006. Mr. Binney did not receive any salary or other compensation from us in Fiscal 2007 or Fiscal 2008. Mr. Binney resigned from his positions in May 2008.

(3)	Mr. Will was appointed to serve as our President-North American Operations in July 2006. Mr. Will resigned from his position as our President-North American Operations and began to serve as our Vice Chairman on October 29, 2007. On December 1, 2007, Mr. Will relinquished his duties and responsibilities as an executive officer.

(4)	On October 25, 2007, Mr. Bünger resigned as a director, effective as of the date of our annual meeting of stockholders, December 13, 2007.

(5)	In connection with the expiration of Mr. Farnum’s term as a director as of the date of our 2007 Annual Meeting of Stockholders, we agreed to pay for Mr. Farnum’s medical benefits for a period of two years following the date of our 2007 Annual Meeting of Stockholders. We estimate that our annual cost of providing these benefits is approximately $12,000 per year. Our cost of providing these benefits during Fiscal 2008 was $2,812.

(6)	Includes fees of $20,000 paid to each of Messrs. Farnum, Driscoll and Wirsching for services through December 31, 2007 in connection with the Audit Committee’s independent review of certain related party transactions.

(7)	Mr. Driscoll resigned as a director on July 14, 2008.

(8)	Mr. Wirsching resigned as a director on July 28, 2008.

(9)	Each of Messrs. Mahathir and Sethi began to serve as a director on December 13, 2007.

(10)	Mr. Peterson began to serve as a director on December 13, 2007 and resigned from such position on July 15, 2008.

Compensation Committee Interlocks and Insider Participation
     During Fiscal 2008, we did not have a compensation committee, and Christopher Ho, our Chairman, and Adrian Ma, our President and Chief Executive Officer, participated in deliberations of our Board of Directors concerning executive officer compensation. In April 2008, our Board of Directors established a Corporate Governance, Nominating and Compensation Committee, which presently is comprised of two directors, Adrian Ma and Kareem E. Sethi.
     None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Board of Directors during Fiscal 2008.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth, as of July 21, 2008, the beneficial ownership of (i) each current director; (ii) each nominee for director at our annual meeting; (iii) each of our named executive officers; (iv) our current directors and executive officers as a group; and (v) each stockholder known by us to own beneficially more than 5% of our outstanding shares of common stock. Common stock beneficially owned and percentage ownership as of July 21, 2008 were based on 27,129,832 shares outstanding. Except as otherwise noted, the address of each of the following beneficial owners is c/o Emerson Radio Corp., Nine Entin Road, Parsippany, New Jersey 07054.

	Amount and Nature of
Name and Address of Beneficial Owners	Beneficial Ownership (1)	Percent of Class (1)
Christopher Ho (2)	15,634,482	57.6%
Adrian Ma	0	0%
Greenfield Pitts (3)	33,333	*
John Spielberger	0	0%
Michael A. B. Binney (4)	16,667	*
Eduard Will (5)	25,000	*
John J. Raab (6)	0	*
Mirzan Mahathir	0	0%
David R. Peterson	0	0%
Kareem E. Sethi	0	0%
Lloyd I. Miller, III (7)	1,584,381	5.8%
Dimensional Fund Advisors LP (8)	1,388,214	5.1%
All Directors and Executive Officers as a Group (9 persons) (9)	15,718,815	57.8%

(*)	Less than one percent.

(1)	Based on 27,129,832 shares of common stock outstanding as of July 21, 2008. Each beneficial owner’s percentage ownership of common stock is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of July 21, 2008 have been exercised. Except as otherwise indicated, the beneficial ownership table does not include common stock issuable upon exercise of outstanding options, which are not currently exercisable within 60 days of July 21, 2008. Except as otherwise indicated and based upon our review of information as filed with the U.S. Securities and Exchange Commission (“SEC”), we believe that the beneficial owners of the securities listed have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	S&T International Distribution Ltd. (“S&T”) is the record owner of 15,634,482 shares of common stock (the “Shares”). As the sole stockholder of S&T, Grande N.A.K.S. Ltd. (“N.A.K.S.”) may be deemed to own beneficially the Shares. As the sole stockholder of N.A.K.S., Grande Holdings may be deemed to own beneficially the Shares. Mr. Ho has a beneficial interest in approximately 67% of the capital stock of Grande Holdings. By virtue of such interest and his position with Grande Holdings, Mr. Ho may be deemed to have power to vote and power to dispose of the Shares beneficially held by Grande Holdings. Information with respect to the ownership of these shares was obtained from a Schedule 13D/A filed on November 5, 2007.

(3)	Mr. Pitts’ ownership consists of 25,000 shares of common stock directly owned by him and options to purchase 8,333 shares of our common stock issued pursuant to Emerson’s 2004 Non-Employee Director Stock Option Plan that are exercisable within 60 days of July 21, 2008. Mr. Pitts also has options to purchase 16,667 shares of our common stock issued pursuant to Emerson’s 2004 Non-Employee Director Stock Option Plan that are not exercisable within 60 days of July 21, 2008.

(4)	Mr. Binney’s ownership consists of options to purchase 16,667 shares of our common stock issued pursuant to Emerson’s 2004 Non-Employee Director Stock Option Plan that are exercisable within 60 days of July 21, 2008. Mr. Binney also has options to purchase 8,333 shares of our common stock issued pursuant to Emerson’s 2004 Non-Employee Director Stock Option Plan that are not exercisable within 60 days of July 21, 2008.

(5)	Mr. Will’s ownership consists of options to purchase 25,000 shares of our common stock pursuant to Emerson’s 2004 Non-Employee Director Stock Option Plan that are exercisable within 60 days of July 21, 2008. Mr. Will also has options to purchase 25,000 shares of our common stock issued pursuant to Emerson’s 2004 Non-Employee Director Stock Option Plan that are not exercisable within 60 days of July 21, 2008. Mr. Will resigned from his position as our President-North American Operations and began to serve as our Vice Chairman, effective as of October 29, 2007. On December 1, 2007, Mr. Will relinquished his duties and responsibilities as an executive officer.

(6)	Mr. Raab resigned as our Senior Vice President and Chief Operating Officer, effective August 31, 2007.

(7)	Lloyd I. Miller, III has sole voting and dispositive power with respect to 638,445 of the reported securities as (i) a manager of a limited liability company that is the general partner of a certain limited partnership and (ii) an individual. Lloyd I. Miller, III has shared voting and dispositive power with respect to 945,936 of the reported securities as an investment advisor to the trustee of certain family trusts. The address of Lloyd Miller, III is 4550 Gordon Drive, Naples, Florida 34102. Information with respect to the ownership of these shares was obtained from a Schedule 13G filed with the SEC on June 24, 2008.

(8)	Dimensional Fund Advisors LP (formerly, Dimensional Fund Advisors Inc.), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional Fund Advisors LP possesses investment and/or voting power over the securities that are owned by the Funds, and may be deemed to be the beneficial owner of the shares held by the Funds. However, all shares reported are owned by the Funds and Dimensional Fund Advisors LP disclaims beneficial ownership of such securities and the filing by Dimensional Fund Advisors LP. The address of Dimensional Fund Advisors LP is 1299 Ocean Avenue, Santa Monica, California 90401. Information with respect to the ownership of these shares was obtained from a Schedule 13G filed with the SEC on February 6, 2008.

(9)	See footnotes (2) through (5) and (7).

Equity Compensation Plan Information
     The following table gives information about our common stock that may be issued upon the exercise of options and rights under our 1994 Stock Compensation Program, 1994 Non-Employee Director Stock Option Plan, Emerson Radio Corp. 2004 Employee Stock Incentive Plan and 2004 Non-Employee Outside Director Stock Option Plan and exercise of warrants, as of March 31, 2008 (the “Plans”). The 1994 Plans expired in July 2004 and the remaining Plans are the only equity compensation plans in existence as of March 31, 2008.

	Number of securities to be	Weighted average exercise	Number of securities
	issued upon exercise of	price of outstanding	remaining available for
	outstanding options,	options, warrants and	future issuance under
	warrants and rights	rights	equity compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	212,334	$3.03	2,800,000

Equity compensation plans not approved by security holders	100,000	4.00	—

Total	312,334	$3.34	2,800,000
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     From time to time, we engage in business transactions with our controlling shareholder, The Grande Holdings Limited and its subsidiaries (“Grande”). As of July 21, 2008, Grande beneficially owned approximately 57.6% of our outstanding common stock. Mr. Ho, our Chairman of the Board, also serves as Chairman of the Grande Holdings Limited. Set forth below is a summary of such transactions. As of July 15, 2008, substantially all monies then currently due to us from Grande have been paid in full.
     Grande’s Purchase of Controlling Interest in Emerson. On December 5, 2005, Grande purchased approximately 37% (10,000,000 shares) of our outstanding common stock from our former Chairman and Chief Executive Officer, Geoffrey P. Jurick. Since its initial purchase, Grande has increased its ownership of our common stock through open market and private purchases, including the purchase on September 21, 2007, from a former holder of more than five percent of our common stock of 1,853,882 shares. Grande beneficially owned approximately 57.6% of our common stock on July 15, 2008.
     License Agreement for Scott Brands. In April 2008, we terminated our agreement with a consumer electronics distributor, APH (the “Licensee”), pursuant to which, among other things, we had agreed to grant the Licensee a license to distribute and sell LCD televisions in North America under our “H.H. Scott” brand name. The Licensee also had a distributor relationship with Grande. We were paid royalties of $0 in Fiscal 2008 and $110,000 in Fiscal 2007 as a result of sales of LCD televisions bearing the H.H. Scott name.
     Unsecured Financial Assistance to Grande. During the third quarter of Fiscal 2007, we provided unsecured financial assistance in the form of letters of credit and loans which aggregated approximately $22.0 million at December 31, 2006 to Capetronic Display Limited (“Capetronic”), Nakamichi Corporation (“Nakamichi”), Akai Electric (China) Co. Ltd. (“Akai”), and Sansui Electric (China) Co. (“Sansui”), each of which is a wholly-owned subsidiary of Grande. In reviewing the documentation for certain of the letters of credit referred to above, we determined that some of the parts for which letters of credit were opened were to be used for the manufacture of 27” and 42” television sets to be sold to the Licensee by Akai. We had no direct or indirect interest in such sales, and Capetronic paid Emerson $57,000 as a fee for facilitating these transactions.
     On February 21, 2007, Capetronic, Nakamichi, Akai, and Sansui (collectively, the “Borrowers”), each of which is a wholly-owned subsidiary of Grande, jointly and severally, issued a promissory note (the “Note”) in favor of us in the principal amount of $23,501,514. The principal amount of the Note represented the outstanding amount owed to us as of February 21, 2007, as a result of certain related party transactions entered into between us and the Borrowers described above, including interest that had accrued from the date of such related party transactions until the date of the Note. Simultaneously with the execution of the Note, Grande executed a guaranty (the “Guaranty”) in favor of us pursuant to which Grande guaranteed payment of all of the obligations of the Borrowers under the Note in accordance with the terms thereof. All installments due under the Note, together with interest at the rate of 8.25% per annum, were paid on their respective due dates and the note was paid in full on June 3, 2007. In February 2008, Emerson accepted a debit note from Capetronic for $4,604 resulting from a previous overpayment of the note. By June 3, 2007, all amounts due under the note were repaid. In February 2008, we accepted a debit note from Capetronic for $4,604 resulting from a previous overpayment of the note.
     In addition, on August 14, 2007, Capetronic reimbursed Emerson for the $125,000 fee which it was required to pay to its lender in order to receive from its lender a waiver of the defaults under its credit agreement attributable to the transactions described in the preceding paragraphs.
     Product Sourcing Transactions. Since August 2006, we have been providing to Sansui Sales PTE Ltd (“Sansui Sales”) and Akai Sales PTE Ltd (“Akai Sales”), both of which are subsidiaries of Grande, assistance acquiring certain products for sale. We issue purchase orders to third-party suppliers who manufacture these products, and we issue sales invoices to Sansui Sales’ and Akai Sales’ at gross amounts for these products. Financing is provided by Sansui Sales’ and Akai Sales’ customers in the form of transfer letters of credit to the suppliers, and goods are shipped directly from the suppliers to Sansui Sales’ and Akai Sales’ customers. We recorded income totaling $102,000 and $13,000 for providing this service in Fiscal 2008 and the three months ended June 30, 3008. respectively. Sansui Sales and Akai Sales paid their outstanding balances as of the end Fiscal 2008 to us in June 2008.
     Sales of goods. In addition to the product sourcing transactions described in the preceding paragraph, we have also purchased products on behalf of Sansui Sales and Akai Sales from third-party suppliers and sold these goods to Sansui Sales and Akai Sales. These transactions are similar to the transactions described in the preceding paragraph; however, instead of utilizing transfer letters of credit provided by Sansui Sales’ and Akai Sales’ customers, we utilize our own cash to pay Sansui Sales’ and Akai Sales’ suppliers. We invoice Sansui Sales and Akai Sales an amount that is marked up between two and three percent from the cost of the product. Emerson recorded sales to Akai and Sansui of $242,000 in Fiscal 2008. Sansui Sales and Akai Sales paid their outstanding balances to us in June 2008.
     Leases and Other Real Estate Transactions. Effective January 1, 2006, we entered into a lease for office space in Hong Kong with Grande and an agreement for services in connection with this office space rental from Grande, which was extended through December 31, 2008, and which will expire at that date unless terminated earlier by either party upon three months prior written notice of termination by either party. Under a new agreement commencing March 1, 2008, the office space rented was increased from 7,810 square feet to 18,476 square feet. Rent expense with Grande was $119,000, $270,000 and $206,000 for the three months ended June 30, 2008, Fiscal 2008 and Fiscal 2007, respectively. The amount of expense incurred with Grande for all other services in connection with this office space rental was approximately $13,000, $106,000 and $56,000 for the three months ended June 30, 2008, Fiscal 2008 and Fiscal 2007.
     We utilize the services of Grande employees for certain administrative and executive functions. Grande pays us quality assurance personnel in RMB in China on our behalf for which we subsequently pay a reimbursement to Grande. Payroll and travel expenses, including utilization of Grande employees as well as payroll and travel expenses paid on our behalf and reimbursed to Grande, were $515,000 and $167,000 for Fiscal 2008 and Fiscal 2007, respectively. We owed Grande $98,000 related to this activity as of June 30, 2008.
     From May to October 2007, we occupied office space in Shenzhen, China under a lease agreement with Akai AV Multimedia (Zhongshan) Co Ltd, an affiliate of Grande. Rent expense was $79,000 and other expenses in connection with this agreement were $29,000. The agreement was not renewed.
     In May 2007, we paid an initial $10,000 commission to Vigers Hong Kong Ltd (“Vigers”), a property agent and a subsidiary of Grande, related to the sale of a building owned by us to an unaffiliated buyer. Also, we received a deposit of approximately $300,000 from the buyer on this date. The sale was concluded on September 27, 2007. An additional $10,000 commission was paid to Vigers by us on the closing date of the sale of the property. We received the balance of the purchase price of approximately $1,700,000 on September 27, 2007, the closing date of the sale.
     Toy Musical Instruments. In May 2007, we entered into an agreement with Goldmen Electronic Co. Ltd. (“Goldmen”), pursuant to which we agreed to pay $1,682,220 in exchange for Goldmen’s manufacture and delivery to us of musical instruments in order for us to meet our delivery requirements of these instruments in the first week of September 2007. In July 2007, we learned that Goldmen had filed for bankruptcy and was unable to manufacture the musical instruments we had ordered. Promptly after we learned of Goldmen’s bankruptcy, Capetronic agreed to manufacture the musical instruments on substantially the same terms and conditions, including the price, as Goldmen had agreed to manufacture them. Accordingly, on July 12, 2007, we paid Tomei Shoji Limited, an affiliate of Grande, $125,000 to acquire from Goldmen and deliver to Capetronic the molds and equipment necessary for Capetronic to manufacture the musical instruments. In July 2007, Emerson made two upfront payments to Capetronic totaling $546,000. On July 20, 2007, Capetronic advised us that it was unable to manufacture the musical instruments for us because it did not have the requisite governmental licenses to do so. In June 2008, Capetronic repaid the $546,000 advance it received from us in July 2007. Capetronic currently physically possesses our musical instrument molds, which we wrote off in Fiscal 2008.
     Freight Forwarding Services. In June 2007, we and Capetronic signed an agreement for us to provide freight forwarding services to Capetronic. Under this agreement, we will pay the costs of importation of Capetronic’s inventory on Capetronic’s behalf, and to arrange for the inventory to be received at a port of entry, cleared through the United States Customs Service using our regularly engaged broker, and transfer the inventory to a common carrier as arranged by Capetronic’s customer. If Capetronic’s customer failed to make such arrangements with a common carrier, we agreed to transfer the inventory to our warehouse for storage or make other arrangements with a public warehouse. Following the transfer of Capetronic’s inventory, we are required to provide Next Day delivery of all importation documents and bills of lading to Capetronic’s customer. Capetronic agreed to reimburse us for all costs incurred by us in connection with the activity just described within thirty days of demand by us, after which interest accrues. As compensation, Capetronic agreed to pay us a service fee of 12% of the importation costs. We billed Capetronic for the reimbursement of importation costs totaling $246,000 and a commission of $29,000. Capetronic paid us $275,000 on November 14, 2007.
     Other. Between August and December 2007, we paid invoices and incurred charges for goods and services relating to the Hong Kong Electronics Fair of $153,069. Portions of these charges totaling $87,353, have been allocated and invoiced to affiliates of Grande in proportion to their respective share of space occupied and services rendered during the Electronics Fair as follows: Nakamichi Corporation Ltd. $17,143, Akai Sales PTE Ltd $44,495 and Sansui Sales PTE Ltd $25,715. Akai Sales and Sansui Sales paid us $70,210 in connection with the Hong Kong Electronics Fair in June 2008.
     Also related to the annual Hong Kong Electronics Fairs, Capetronic incurred charges and paid invoices on our behalf in the amount of $76,000 for which Emerson reimbursed Capetronic $48,000 in March 2008. We paid all of our outstanding balances to Capetronics in June 2008.
     In June 2007, we paid a one-time sales commission in the amount of $14,000 to an Executive Director of Grande Holdings, who is also one of our directors. The commission was 50% of the net margin on a sale by us to an unaffiliated customer.
     In January 2008, Grande transferred computer, office equipment, and furniture to us for which we paid $12,000, which represented the carrying amount of the assets on the books of Grande at the time of sale.
     In June 2008, we paid Capetronic $160,000 for reimbursement of payroll and travel expenses paid on our behalf from October 2007 through May 2008. Also included in the payment was a reimbursement for expenses Capetronic paid on our behalf for a trade show.

Review and Approval of Transactions with Related Parties
     In February 2007, we adopted a policy that all future affiliated transactions in excess of $500,000 must be approved by a majority of the independent outside members of our Board of Directors who do not have an interest in the transactions. This policy was adopted by resolution of our Board of Directors at a meeting of our Board of Directors, and we currently are updating our written finance and accounting policy and procedure manual to, among other things, document such policy. Since the adoption of our policy with respect to affiliated transactions in February 2007, there were no affiliated transactions in excess of $500,000 that required approval by a majority of the independent outside members of our Board of Directors under our policy other than the transaction described above under the subheading “Toy Musical Instruments, “ which was approved in accordance with our policy.
Director Independence
     As of July 21, 2008, Grande Holdings beneficially owned an aggregate of 15,634,482 shares of our common stock, which represents approximately 57.6% of the shares of common stock currently outstanding. Accordingly, we are a “controlled company” (a “Controlled Company”), as such term is defined in Section 801(a) of the Company Guide. Because we are a Controlled Company, we are exempt from the requirement that at least a majority of the directors on our Board of Directors be “independent” as defined under the American Stock Exchange listing standards, (ii) the requirement to have the compensation of our executives determined by a compensation committee comprised solely of independent directors or by a majority of the board’s independent directors and (iii) from the requirement to have director nominees selected by a nominating committee comprised entirely of independent directors or by a majority of the independent directors.
     We currently have seven directors, Christopher Ho, Adrian Ma, Greenfield Pitts, Michael A.B. Binney, Mirzan Mahathir, Kareem E. Sethi and Eduard Will. Our Board of Directors has determined that each of that Messrs. Mahathir and Sethi are “independent” as defined under the American Stock Exchange listing standards. Our Board of Directors also determined that Peter G. Bünger, W. Michael Driscoll, Jerome H. Farnum and Norbert R. Wirsching, each of whom served as a member of our Board of Directors during Fiscal 2008, were “independent” as defined under the American Stock Exchange listing standards.
     Under Section 803(B)(2)(A) of the Company Guide, we are required to have an audit committee of at least two independent members, as defined by the listing standards of the American Stock Exchange. Our Audit Committee, which is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, presently is comprised of one independent director, Mr. Sethi. During Fiscal 2008 and through the date of his resignation on July 14, 2008, W. Michael Driscoll served as the Chairman, the “audit committee financial expert” and an independent director of the Audit Committee. During Fiscal 2008 and through the date of his resignation on July 28, 2008, Norbert R. Wirsching served as an independent director of the Audit Committee. During Fiscal 2008 and through December 13, 2007, Mr. Farnum served as an independent director of the Audit Committee. Mr. Sethi began to serve as an independent director of the Audit Committee on December 13, 2007.
     On July 29, 2008, we notified the American Stock Exchange that as a result of Mr. Wirsching’s resignation and the resulting vacancy on the Audit Committee, the Audit Committee consists of one independent director, and not two independent directors as required by Section 803(B)(2) of the Company Guide. As a result, we are not in compliance with Section 803(B)(2) of the Company Guide. In accordance with Section 803(B)(6) of the Company Guide, we must regain compliance with the audit committee requirements set forth in the Section 803(B)(2) of the Company Guide by the earlier of our next annual shareholder meeting and July 28, 2009; provided, however, that if the annual shareholder meeting occurs prior to October 11, 2008, we shall instead have until October 11, 2008 to regain compliance. Our Board of Directors is considering candidates who will qualify to serve on our Audit Committee.
     Under Sections 804 and 805 of the Company Guide, we are exempt from the requirement to have the compensation of our executives determined by a compensation committee comprised solely of independent directors or by a majority of the board’s independent directors and from the requirement to have director nominees selected by a nominating committee comprised entirely of independent directors or by a majority of the independent directors because we are a Controlled Company. During Fiscal 2008, our Board of Directors did not have a compensation committee or a nominating committee. In April 2008, our Board of Directors established a Corporate Governance, Nominating and Compensation Committee, which was to be comprised of three members, at least two of whom were to be “independent” as such term is defined in Section 803A of the Company Guide. On June 24, 2008, our Corporate Governance, Nominating and Compensation Committee was fully constituted with three directors, Messrs. Ma, Peterson and Sethi, two of whom the Board had determined were independent as such term is defined in Section 803A of the Company Guide. Since Mr. Peterson’s resignation on July 15, 2008, our Corporate Governance, Nominating and Compensation Committee has been comprised of two directors, Messrs. Ma and Sethi.
     Our Board of Directors currently is considering the adoption of a charter of the Corporate Governance, Nominating and Compensation Committee. We expect that the charter, as finally adopted, will provide that the Corporate Governance, Nominating and Compensation Committee will be responsible for, among other things (i) the development and implementation of a set of corporate governance principles applicable to the Company; (ii) the determination of the slate of director nominees for election to the Company’s Board and recommendation to the Board individuals to fill vacancies occurring between annual meetings of shareholders; and (iii) the recommendation to the Board for compensation arrangements of the Company’s directors and executive officers.
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
➢	Audit Fees. Audit fees billed to us by Moore Stephens for the audit of the financial statements included in our Annual Reports on Form 10-K, and reviews by Moore Stephens P.C. of the financial statements included in our Quarterly Reports on Form 10-Q, for the fiscal years ended March 31, 2007 and 2008 totaled approximately $233,900 and $247,400, respectively.

➢	Audit-Related Fees.We were billed $110,000 and $117,200 by Moore Stephens P.C. for the fiscal years ended March 31, 2007 and 2008, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption Audit Fees above. Audit-related fees were principally related to procedures in connection with the audit of our parent company’s consolidated financial statement for its fiscal years ended December 31, 2006 and December 31, 2007, portions of which were credited to our audit fees for the audit of our financial statements for our fiscal years ended March 31, 2007 and March 31, 2008.

➢	Tax Fees. Moore Stephens P.C. billed us an aggregate of $64,000 and $98,600, for the fiscal years ended March 31, 2007 and 2008, respectively, for tax services, principally related to the preparation of income tax returns and related consultation.

➢	All Other Fees. We were not billed by Moore Stephens P.C. for the fiscal years ended March 31, 2007 and 2008, respectively, for any permitted non-audit services.
     Applicable law and regulations provide an exemption that permits certain services to be provided by our outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

PART IV.
ITEM 15 — Exhibits, Financial Statement Schedules
(a)(3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to the Registrant’s Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERSON RADIO CORP.
By:	/s/ Adrian Ma
Adrian Ma
Chief Executive Officer

Dated: July 29, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Chairman of the Board of the	July 29, 2008

Christopher Ho	Directors

/s/ Adrian Ma	Chief Executive Officer	July 29, 2008

Adrian Ma	(Principal Executive Officer) and Director

/s/ Greenfield Pitts	Chief Financial Officer	July 29, 2008

Greenfield Pitts	(Principal Financial and Accounting Officer), and Director

/s/ Michael A. B. Binney	Director	July 29, 2008

Michael A. B. Binney

/s/ Kareem E. Sethi	Director	July 29, 2008

Kareem E. Sethi

	Director	July 29, 2008

Eduard Will

	Director	July 29, 2008

Mirzan Mahathir