Form 10-Q
period 2008-06-30
EMERSON RADIO CORP
filed 2008-08-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of common stock as of August 14, 2008: 27,129,832.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except earnings per share data)

	Three Months Ended
	June 30
	2008	2007

Net revenues
Net revenues	$43,095	$52,603
Net revenues-related party	13	85

	43,108	52,688

Costs and expenses:
Cost of sales	38,021	45,248
Other operating costs and expenses	1,131	1,796
Selling, general and administrative expenses (exclusive of non-cash compensation shown below)	4,828	4,977
Non-cash compensation, net of recoveries	18	79

	43,998	52,100

Operating (loss) income	(890)	588
Interest income, net	132	70
Interest income-related party	—	163
Realized/unrealized holding gains on trading securities	262	—

(Loss) income before income taxes and minority interest	(496)	821
Provision for income taxes	527	379
Minority interest in loss of consolidated subsidiary	94	—

Net (loss) income	$(929)	$442

Net (loss) income per share:
Basic	$(0.03)	$0.02
Diluted	$(0.03)	$0.02
Weighted average shares outstanding:
Basic	27,130	27,115
Diluted	27,130	27,141
The accompanying notes are an integral part of the interim
consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	June 30, 2008	March 31, 2008(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,569	$14,444
Restricted cash	2,000	—
Foreign exchange forward contracts	—	134
Accounts receivable (less allowances of $3,327 and $4,148, respectively)	21,562	17,289
Other receivables	1,525	2,131
Due from affiliates	179	765
Inventory, net	26,593	24,854
Prepaid expenses and other current assets	2,462	2,246
Deferred tax assets	4,811	5,412

Total current assets	75,701	67,275
Property, plant and equipment, net	1,863	1,902
Trademarks and other intangible assets, net	273	279
Investments in marketable securities	10,510	11,948
Deferred tax assets	6,029	5,927
Other assets	612	598

Total assets	$94,988	$87,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term borrowings	$83	$82
Accounts payable and other current liabilities	30,086	21,737
Due to affiliates	11	102
Accrued sales returns	706	872
Income taxes payable	167	185

Total current liabilities	31,053	22,978
Long-term borrowings	123	142
Deferred tax liabilities	65	57
Minority interest	39	133
Shareholders’ equity:
Preferred shares —10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at June 30, 2008 and March 31, 2008; 27,129,832 shares outstanding at June 30, 2008 and March 31, 2008	529	529
Capital in excess of par value	117,263	117,245
Accumulated other comprehensive losses	(82)	(82)
Accumulated deficit	(33,088)	(32,159)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	63,708	64,619

Total liabilities and shareholders’ equity	$94,988	$87,929

(A)	Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed with the Securities and Exchange Commission in July 2008 and amended in July 2008.
The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(929)	$442
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(94)	—
Depreciation and amortization	227	202
Non cash compensation	18	79
Deferred tax expense (benefit)	507	152
Asset allowances, reserves and other	(1,843)	(2,088)
Unrealized holding gains on trading securities	(262)	—
Changes in assets and liabilities:
Restricted cash	(2,000)	—
Foreign exchange foreign contracts	134	—
Accounts receivable	(3,318)	(7,961)
Other receivables	606	(99)
Due from affiliates	586	24,451
Inventories	(1,017)	(11,285)
Prepaid expenses and other current assets	(216)	(248)
Other assets	(35)	87
Accounts payable and other current liabilities	8,349	20,100
Due to affiliates	(91)	—
Income taxes payable	(18)	91

Net cash provided by operating activities	604	23,923

Cash flows from investing activities:
Proceeds from partial calls on securities	1,700	—
Additions to property and equipment	(161)	(126)

Net cash provided (used) by investing activities	1,539	(126)

Cash flows from financing activities:
Short-term borrowings	1	4
Net borrowings (repayments) under foreign bank facilities	—	(2,495)
Exercise of stock options	—	51
Long-term borrowings	27,190	51,158
Repayments of long-term borrowings	(27,209)	(51,201)

Net cash (used) by financing activities	(18)	(2,483)

Net increase in cash and cash equivalents	2,125	21,314
Cash and cash equivalents at beginning of period	14,444	1,851

Cash and cash equivalents at end of period	$16,569	$23,165

Supplemental disclosures of non-cash investing and financing activities:
The Company has entered into certain capital lease agreements. For the three month periods ended June 30, 2008 and June 30, 2007, the Company entered into agreements related to approximately $0 and $39 of equipment, respectively, which are excluded from the statement of cash flows as the transactions were non-cash in nature.
Cash paid during the period for:

Interest	$29	$121
Income taxes	$20	$115
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
     The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of our consolidated financial position as of June 30, 2008 and the results of operations for the three month periods ended June 30, 2008 and June 30, 2007. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in our annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2008 (“fiscal 2008”), included in our annual report on Form 10-K, as amended, for fiscal 2008.
     Due to the seasonal nature of Emerson’s business, the results of operations for the three month period ended June 30, 2008 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2009 (“fiscal 2009”).
     Certain reclassifications were made to conform the prior year’s financial statements to the current presentation.
Stock- Based Compensation
The Company accounts for all share based payments in accordance with Statement of Financial Accounting Standard (“FAS”) No. 123R, “Share-Based Payment” (“FAS 123R”). As a result, the Company has applied FAS 123R to new awards and to awards modified, repurchased, or cancelled. Compensation cost for the portion of awards for which the requisite service had not been rendered are being recognized as the requisite service is rendered (generally over the remaining option vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated for pro forma disclosures under previously issued accounting standards. As a result of applying the provisions of FAS 123R, the Company has recorded compensation costs of $18,000 and $79,000 for the three months ended June 30, 2008 and June 30, 2007, respectively.
NOTE 2 – COMPREHENSIVE INCOME
     Comprehensive income for the three month periods ended June 30, 2008 and June 30,2007 is as follows (in thousands):

	Three months ended
	June 30
	2008	2007

Net (loss) income	$(929)	$442
Unrealized holding gains arising during period	(31)	—
Less: reclassification adjustment for gains included in net income	31	—

Comprehensive (loss) income	$(929)	$442

NOTE 3 – NET EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	June 30
	2008	2007

Numerator:
Net (loss) income for basic and diluted earnings per share	$(929)	$442

Denominator:
Denominator for basic earnings per share – weighted average shares	27,130	27,115
Effect of dilutive securities on denominator:
Options and warrants	—	26

Denominator for diluted earnings per share – weighted average shares and assumed conversions	27,130	27,141

Basic and diluted (loss) earnings per share	$(0.03)	$0.02

NOTE 4- SHAREHOLDERS’ EQUITY
     Outstanding capital stock at June 30, 2008 consisted of common stock and Series A convertible preferred stock. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.
     At June 30, 2008, Emerson had approximately 212,000 options outstanding with exercise prices ranging from $1.00 to $3.23.
     In September 2003, the Company publicly announced the Emerson Radio Corp. common stock repurchase program. The program provides for share repurchase of up to 2,000,000 shares of Emerson’s outstanding common stock. No shares were repurchased in the three months ended June 30, 2008 and June 30, 2007. As of June 30, 2008, 732,377 shares remain available for repurchase under the program established in September 2003. Repurchases of the Company’s shares are subject to certain conditions under Emerson’s banking facility.
NOTE 5 – INVENTORY
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of June 30, 2008 and March 31, 2008, inventories consisted of the following (in thousands):

	June 30, 2008	March 31, 2008
	(Unaudited)
Finished goods	$29,747	$28,730
Less inventory allowances	(3,154)	(3,876)

Net inventory	$26,593	$24,854

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
     As of April 1, 2007, the Company had $149,000 of unrecognized tax benefits related to state taxes. All of the unrecognized tax benefits could impact our effective tax rate if recognized.
     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statement of Operations. Accrued interest and penalties were $49,000 as of June 30, 2008 and are recognized in the balance sheet.

     Our effective tax rate differs from the federal statutory rate primarily due to expenses that are not deductible for federal income tax purposes and state income taxes.
     The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of June 30, 2008:

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
     In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 Definition of a Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to April 1, 2007. The implementation of this standard did not have a material impact on our consolidated balance sheets or statements of operations.
NOTE 7 – RELATED PARTY TRANSACTIONS
     From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited and its subsidiaries (“Grande”).  Set forth below is a summary of such transactions.  As of June 30, 2008, substantially all monies then currently due to Emerson from Grande have been paid in full.
     Grande’s Purchase of Controlling Interest in Emerson. On December 5, 2005, Grande purchased approximately 37% of the Company’s outstanding common stock (10,000,000 shares) from our former Chairman and Chief Executive Officer, Geoffrey P. Jurick. Since its initial purchase, Grande has increased its ownership of the Company’s common stock through open market and private purchases, including the purchase on September 21, 2007 from a former holder of more than five percent of Emerson’s common stock of 1,853,882 shares.  Grande beneficially owned approximately 57.6% of the Company’s common stock on June 30, 2008.
     License Agreement for Scott Brands. In April 2008, Emerson terminated its agreement with a consumer electronics distributor, APH (the “Licensee”), pursuant to which, among other things, Emerson had agreed to grant the Licensee a license to distribute and sell LCD televisions (“LCD sets”) in North America under Emerson’s “H.H. Scott” brand name. The licensee also had a distributor relationship with Grande, a related party to Emerson. Emerson was paid royalties of $110,000 in March 2007 as a result of sales of LCD televisions bearing the H.H. Scott name.
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
     Product Sourcing Transactions. Since August 2006, Emerson has been providing to Sansui Sales PTE Ltd (“Sansui Sales”) and Akai Sales PTE Ltd (“Akai Sales”), both of which are subsidiaries of Grande, assistance with acquiring certain products for sale. Emerson issues purchase orders to third-party suppliers who manufacture these products, and Emerson issues sales invoices to Sansui Sales’ and Akai Sales’ at gross amounts for these products. Financing is provided by Sansui Sales’ and Akai Sales’ customers in the form of transfer letters of credit to the suppliers, and goods are shipped directly from the suppliers to Sansui Sales’ and Akai Sales’ customers. Emerson recorded income totaling $13,000 and $85,000 for providing this service in the three months ended June 30, 2008 and June 30, 2007, respectively. On June 30, 2008 Akai Sales and Sansui Sales collectively paid Emerson the outstanding receivable of $134,000 as of March 31, 2008 as well as $8,000 on current activity. Sansui Sales and Akai Sales collectively owe Emerson $5,000 at June 30, 2008 related to current activity.
     Sales of goods. In addition to the product sourcing transactions described in the preceding paragraph, Emerson has also purchased products on behalf of Sansui Sales and Akai Sales from third-party suppliers and sold these goods to Sansui Sales and Akai Sales. These transactions are similar to the transactions described in the preceding paragraph; however, instead of utilizing transfer letters of credit provided by Sansui Sales’ and Akai Sales’ customers, Emerson utilizes its own cash to pay Sansui Sales’ and Akai Sales’ suppliers. Emerson invoices Sansui Sales and Akai Sales an amount that is marked up between two and three percent from the cost of the product. Akai Sales deducted $9,000 for storage charges from its June 30, 2008 settlement payment to Emerson, which was deemed to be in error by Emerson, which resulted in an outstanding balance owed to Emerson of $9,000 at June 30, 2008. Emerson has outstanding liabilities with suppliers of product invoiced to Sansui Sales and Akai Sales totaling $3,000 at June 30, 2008.
     Leases and Other Real Estate Transactions. Effective January 1, 2006, we entered into a lease for office space in Hong Kong with Grande and an agreement for services in connection with this office space rental from Grande, which was extended through December 31, 2008, and which will expire at that date unless terminated earlier by either party upon three months prior written notice of termination by either party. Under a new agreement commencing March 1, 2008, the office space rented was increased from 7,810 square feet to 18,476 square feet. Rent expense with Grande was $119,000 and $35,000 for the three months ended June 30, 2008 and June 30, 2007, respectively. The amount of expense incurred with Grande for all other services in connection with this office space rental was approximately $20,000 and $7,000 for the fiscal 2009 and fiscal 2008, respectively. Emerson owed Grande $11,000 related to this activity at June 30, 2008.
     Emerson utilizes the services of Grande employees for certain administrative and executive functions. Grande pays Emerson’s quality assurance personnel in RMB in China on Emerson’s behalf for which Emerson subsequently pays a reimbursement to Grande. Payroll and travel expenses, including utilization of Grande employees as well as payroll and travel expenses paid on Emerson’s behalf and reimbursed to Grande, were $91,000 for each of the three months ended June 30, 2008 and June 30, 2007, respectively. Emerson has a balance paid in advance to Grande of $7,000 related to this activity as of June 30, 2008.
     From May to October 2007, Emerson occupied office space in Shenzhen, China under a lease agreement with Akai AV Multimedia (Zhongshan) Co Ltd, an affiliate of Grande. Rent expense was $28,000 and other expenses in connection with this agreement were $15,000 in the three months ended June 30, 2007. The agreement was not renewed.
     In May 2007 Emerson paid a $10,000 commission to Vigers Hong Kong Ltd, a property agent and a subsidiary of Grande, related to the sale of a building owned by Emerson to an unaffiliated buyer.
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
     Other. Between August and December 2007, Emerson paid invoices and incurred charges for goods and services relating to the Hong Kong Electronics Fair of $153,069. Portions of these charges totaling $87,353, have been allocated and invoiced to affiliates of Grande in proportion to their respective share of space occupied and services rendered during the Electronics Fair as follows: Nakamichi Corporation Ltd. $17,143, Akai Sales PTE Ltd $44,495 and Sansui Sales PTE Ltd $25,715. Akai Sales and Sansui Sales collectively owed Emerson $70,210 in connection with the Hong Kong Electronics Fair as of March 31, 2008, for which they collectively paid $63,774 to Emerson on June 30, 2008. Akai Sales owes Emerson $6,436 for this activity as of June 30, 2008.
     Also related to the annual Hong Kong Electronics Fairs, Capetronic incurred charges and paid invoices on behalf of Emerson in the amount of $76,000 for which Emerson reimbursed Capetronic $48,000 in March 2008. Emerson paid Capetronic the remaining balance of $28,000 for these trade shows on June 30, 2008.
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
NOTE 8 – BORROWINGS
Short-term Borrowings
     At June 30, 2008 and March 31, 2008 there were no short-term borrowings outstanding.
Long-term Borrowings
     As of June 30, 2008 and March 31, 2008, borrowings under long-term facilities consisted of the following:

	June 30, 2008	March 31, 2008
	(In thousands)
	(Unaudited)
Capitalized lease obligations and other	206	224
Less current maturities	(83)	(82)

Long term debt and notes payable	$123	$142

     Credit Facility – On December 23, 2005, Emerson entered into a $45.0 million Revolving Credit Agreement with Wachovia Bank. The loan agreement provides for a $45.0 million revolving line of credit for revolving loans subject to individual maximums which, in the aggregate, are not to exceed the lesser of $45.0 million or a “Borrowing Base” as defined in the loan agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime (5.00% as of June 30, 2008) plus 0.00% to 0.50% or, at Emerson’s election, the London Interbank Offered Rate (“LIBOR” which was 2.47% as of June 30, 2008) plus 1.25% to 2.25% depending on excess availability. Pursuant to the Revolving Credit

Agreement, Emerson is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender’s prior consent and is subject to certain leverage financial covenants. Amounts outstanding under the loan agreement are secured by substantially all of Emerson’s tangible assets.
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
     At June 30, 2008, there were no borrowings outstanding under the facility.
     As of June 30, 2008, the carrying value of this credit facility approximated fair value.
NOTE 9 — LEGAL PROCEEDINGS
     In late July 2008, the Court of Chancery of the State of Delaware (the “Court”) entered an Order (the “Order”) consolidating for all purposes two previously disclosed derivative actions (the “Berkowitz” and “Pinchuk” lawsuits) filed on our behalf against certain of our current and former directors.  The complaints in each of such actions alleged that the named defendants violated their fiduciary duties to us in connection with a number of previously disclosed related party transactions with affiliates of Grande Holdings, our controlling shareholder.  The Order also organizes counsel for the plaintiffs in the consolidated action, relieves the defendants of their obligation to answer the “Berkowitz” and “Pinchuk” complaints and contemplates the filing of a consolidated complaint as soon as practicable. The recovery, if any, in the consolidated action, will inure to our benefit.
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
NOTE 10 — FINANCIAL INSTRUMENTS
     In March 2007, the Company entered into fixed period foreign exchange forward contracts (between the US and Hong Kong dollar), based on economic and market conditions and solely for the purpose of speculative trading, not for the purpose of hedging other business opportunities. The contract terms are for fixed periods and at March 31, 2008, the Company’s foreign exchange forward contracts had expiration dates that ranged from one to two months, with notional amounts of $10 million.
     At each balance sheet date the Company accounts for its foreign exchange forward contracts as a current asset with corresponding realized or unrealized gains and losses included in the income statement. Realized gains of $132,647 have been recorded as non-operating income in the three months ended June 30, 2008. Realized gains of $13,835 were recorded in the three months ended June 30, 2007.
     At June 30, 2008, all foreign exchange forward contracts have expired and the Company has not entered into any new contracts.
NOTE 11 – MARKETABLE SECURITIES:
     As of June 30, 2008, the Company has $12.2 million invested in trading securities, consisting entirely of auction rate securities (“ARS”). These securities have long-term nominal maturities for which interest rates are reset through a Dutch auction process at pre-determined calendar intervals; a process which had historically provided a liquid market for these securities. Interest continues to be paid by the issuers of these securities even through the continued liquidity issues experienced in the global credit and capital markets despite these ARS having multiple failed auctions. Based on an independent valuation and its internal analysis, the Company concluded that these securities had experienced an other-than-temporary decline in fair value and recorded an impairment charge of $1.95 million in fiscal 2008. These ARS have AAA/Aaa credit ratings as of June 30, 2008, and have been classified as long-term investments in the Company’s Consolidated Balance Sheets as a consequence of their uncertain liquidity.
     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”), on April 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.

     Financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:
Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2 inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
Level 3 inputs are unobservable inputs that reflect our own assumptions about the assumptions that market participants would use in pricing the asset or liability. The Company would develop these inputs based on the best information available, including its own data.
             In accordance with the fair value hierarchy described above, the following table shows the fair value of our securities available for sale that are required to be measured at fair value as of June 30, 2008:
Fair Value Measurement at Reporting Date Using:

Significant Unobservable Inputs (Level 3)	June 30, 2008
Investments in marketable securities (classified as trading securities)	$10,510

Investments in marketable securities	$10,510

     The following table summarizes the changes in fair value for our Level 3 assets:

Fair Value
Measurement of
Asset using Level 3
inputs
Trading Securities
non-current
Principal amount invested	$13,900
Total gains (losses) (realized or unrealized):
Unrealized – included in earnings at March 31, 2008	(1,952)
Balance at March 31, 2008	11,948
Total gains (losses) (realized or unrealized):
Realized – included in earnings at June 30, 2008	231
Unrealized – included in earnings at June 30, 2008	31
Redemptions of principal	(1,700)

Balance at June 30, 2008	$10,510

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
     All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through Emerson’s use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•	the loss of any of our key customers or reduction in the purchase of our products by any such customers;

•	our inability to maintain effective internal controls or the failure by our personnel to comply with such internal controls;

•	the failure to maintain our relationships with our licensees and distributors or the failure to obtain new licensees or distribution relationships on favorable terms;

•	our inability to anticipate market trends, enhance existing products or achieve market acceptance of new products;

•	our dependence on a limited number of suppliers for our components and raw materials;

•	our dependence on third parties to manufacture and deliver our products;

•	the seasonality of our business, as well as changes in consumer spending and economic conditions;

•	the failure of third party sales representatives to adequately promote, market and sell our products;

•	our inability to protect our intellectual property;

•	the effects of competition;

•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which we operate;

•	conflicts of interest that exist based on our relationship with Grande;

•	the outcome of the Audit Committee’s review of our related party transactions and internal controls;

•	changes in accounting policies, rules and practices; and

•	the other factors listed under “Risk Factors” in our Form 10-K, as amended, for the fiscal year ended March 31, 2008 and other filings with the Securities and Exchange Commission (the “SEC”).
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
     The following table summarizes certain financial information for the three month periods ended June 30, 2008 (fiscal 2009) and June 30, 2007 (fiscal 2008) (in thousands):

	Three Months Ended
	June 30
	2008	2007

Net revenues	$43,108	$52,688

Cost of sales	38,021	45,248
Other operating costs and expenses	1,131	1,796
Selling, general and administrative costs	4,828	4,977
Non-cash compensation costs	18	79

Operating income (loss)	(890)	588
Interest income, net	132	233
Unrealized holding gains on trading securities	262	—

Income (loss) before income taxes	(496)	821
Provision for income taxes	527	379
Minority interest in loss of consolidated subsidiary	94	—

Net income (loss)	$(929)	$442

Net Revenues — Net revenues for the first quarter of fiscal 2009 were $43.1 million as compared to $52.7 million for the first quarter of fiscal 2008, a decrease of $9.6 million or 18.2%. Net revenues are comprised of Emerson(R) branded product sales, themed product sales and licensing revenues. Emerson(R) branded product sales are earned from the sale of products bearing the Emerson(R) or HH Scott(R) brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson(R) and HH Scott(R) brand names to licensees for a fee. The major elements which contributed to the overall decrease in net revenues were as follows:
i)	Home appliances product sales increased $4.0 million, or 15.4%, to $30.0 million in the first quarter of fiscal 2009 as compared to $26.0 million in the first quarter of fiscal 2008. Home appliance product sales consist of microwave ovens, wine coolers, small refrigerators, and toaster ovens;

ii)	Emerson(R) branded products sales, excluding home appliances products, were $10.3 million in the first quarter of fiscal 2009 as compared to $22.7 million in the first quarter of fiscal 2008, a decrease of $12.4 million, or 54.6%, primarily resulting from decreased sales volumes in several audio product lines and the Ipod(R) compatible product category;

iii)	Themed product sales were $600,000 in the first quarter of fiscal 2009 compared to $2.2 million in the first quarter of fiscal 2008, a decrease of $1.6 million, or 72.7%, primarily resulting from the discontinuance of Nickelodeon(R) themed products and a shift in the sales volume and product mix of Mattel(R) themed products;

iv)	Licensing revenues increased approximately $54,000, or 3.2%, to $1.8 million in the first quarter of fiscal 2009 as compared to $1.7 million in the first quarter of fiscal 2008, primarily due to our video licensing arrangements;

v)	Sales of a joint venture which was formed in the fourth quarter of fiscal 2008 for the primary purpose of manufacturing, selling, distributing, and/or licensing audio and video equipment for the home and/or office had sales of $421,000 in the first quarter of fiscal 2009; and

vi)	In the three month periods ended June 30, 2008 and June 30, 2007, we charged fees of $13,000 and $85,000, respectively, to Sansui Sales PTE, Ltd and Akai Sales PTE, Ltd, both of which are related parties to us, for assistance in procuring their product from third-party suppliers. See Note 7 “Related Party Transactions”.
Cost of Sales — In absolute terms, cost of sales decreased $7.2 million, or 15.9%, to $38.0 million in the first quarter of fiscal 2009 as compared to $45.2 million in the first quarter of fiscal 2008. Cost of sales, as a percentage of net revenues, was 88.2% and 85.9% in the first quarters of fiscal 2009 and fiscal 2008, respectively. Cost of sales as a percentage of sales revenues less license revenues increased to 92.0% in the first quarter of fiscal 2009 from 88.8% in the first quarter of fiscal 2008. The decrease in cost of sales in absolute terms for the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 was primarily related to the decrease in sales volume, warehousing costs, and royalty expense offset by an increase in costs of personnel in Asia involved in quality assurance in production of our product, inventory overhead, and inventory reserves. The increase in cost of sales as a percentage of net revenues for the first quarter of fiscal 2009 as compared to fiscal 2008 resulted from lower margins in themed product categories as well as an increase in quality assurance costs. In addition, a decrease in inventory reserves in the first quarter of fiscal 2008 resulted primarily from the reduction of inventory levels of a discontinued themed-product line and returned, substandard goods which are not sold to retailers, which had been fully reserved in the preceding quarter.
Gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the categories of the consumer electronics market in which we compete. Our products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive.
Other Operating Costs and Expenses — As a percentage of net revenues, other operating costs and expenses were 2.6% in the first quarter of fiscal 2009 and 3.4% in the first quarter of fiscal 2008. In absolute terms, other operating costs and expenses decreased $665,000, or 37.0%, to $1.1 million for the first quarter of fiscal 2009 as compared to $1.8 million in the first quarter of fiscal 2008 as a result of decreased service costs.
Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, were 11.2% in the first quarter of fiscal 2009 as compared to 9.4% in the first quarter of fiscal 2008. S,G&A, in absolute terms, decreased $150,000, or 3.0%, to $4.8 million for the first quarter of fiscal 2009 as compared to $5.0 million for the first quarter of fiscal 2008. The decrease in S,G&A in absolute terms between the first quarter of fiscal 2009 and first quarter of fiscal 2008 was primarily due to a decrease in variable selling expenses of $320,000 and advertising expenses of $228,000 offset by an increase in rent expense of $165,000, legal fees of $132,000, employment agency fees of $67,000, and consulting fees related to the Company’s Sarbanes-Oxley section 404 implementation of $52,000.
Non Cash Compensation – Non cash compensation relates to stock options expense associated with the adoption of FAS 123(R) “Share-Based Payment.” For the first quarter of fiscal 2009, non-cash compensation costs of $18,000 were recorded, as compared to $79,000 in non-cash compensation costs recorded for the first quarter of fiscal 2008.
Interest Income, net — Interest income, net, was $132,000 (0.3% of net revenues) in the first quarter of fiscal 2009 as compared to $233,000 (0.4% of net revenues), including interest income on a note receivable from a related party of $163,000, in the first quarter of fiscal 2008. See Note 7 — “Related Party Transactions.” Interest income for the first quarter of fiscal 2009 was primarily comprised of interest earned on the auction rate securities. Interest income for the first quarter of 2008 was earned on money market accounts.
Realized/Unrealized holding gains on trading securities – During the fourth quarter of fiscal 2008, we recorded unrealized holding losses of $1.95 million on our auction rate securities. Our valuation was estimated by comparing current value based on projected cash flows discounted to the present and taking into account yields of similar illiquid instruments and assumptions about the extent of the failure of the auction process and the amount of discounts demanded in sales of comparable securities. In the first quarter of fiscal 2009, we recorded realized holding gains of $231,000 on redemptions and unrealized holding gains of $31,000 after evaluating our investments in these securities. See note 11 – Marketable Securities.
Provision for Income Taxes — Our provision for income taxes, which primarily represents the deferred tax charges associated with our profits in the United States, was $527,000 for the first quarter of fiscal 2009, or 1.2% of net revenues, as compared to a provision of $379,000 for the first quarter of fiscal 2008, or 0.7% of net revenues.
Net Income (Loss) – As a result of the foregoing factors, our net (loss) was $929,000 for the first quarter of fiscal 2009 as compared to net income of $442,000 (0.8% of net revenues) in the first quarter of fiscal 2008.

Liquidity and Capital Resources
     As of June 30, 2008, we had cash and cash equivalents of approximately $16.6 million, compared to approximately $23.2 million at June 30, 2007. Working capital decreased to $45.3 million at June 30, 2008 as compared to $67.1 million at June 30, 2007. The decrease in cash and cash equivalents of approximately $6.6 million was primarily due to investments in securities which have been classified as long-term and property and equipment additions, partially offset by a change in the amount of restricted cash which has been pledged to assure the availability of credit facilities as described in the following paragraphs.
     Operating cash flow provided by operating activities was approximately $604,000 for the three months ended June 30, 2008, resulting from increases in amounts payable for purchasing our products, which are settled primarily through the use of letters of credit but also on open account, primarily offset by growth in accounts receivable on our direct import sales, which represent sales under letter of credit arrangements, and the amount of restricted cash for balances pledged to assure the availability of credit facilities.
     Net cash provided by investing activities was $1.5 million for the three months ended June 30, 2008 and resulted primarily from partial calls on our auction rate securities offset by purchases of showroom furniture and computer equipment for our US operations as well as tooling by a foreign subsidiary related to sourcing of product.
     Net cash used by financing activities was $18,000 for the three months ended June 30, 2008, resulting from repayments of long-term borrowings.
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
     At June 30, 2008, there were approximately $20.4 million of letters of credit outstanding under this facility. There were no borrowings outstanding at June 30, 2008 under this facility. At June 30, 2008, we were in compliance with the covenants on our credit facilities.
     At June 30, 2008 the Company deposited $2.0 million with Wachovia, to secure on a dollar for dollar basis, additional letter of credit availability. As such, this amount has been classified on the balance sheet as restricted cash.
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
     Short-Term Liquidity. Liquidity is impacted by seasonality in that Emerson generally records the majority of its annual sales in the quarters ending September and December. This requires Emerson to maintain higher inventory levels during the quarters ending June and September, therefore increasing the working capital needs during these periods. Additionally, Emerson receives the largest percentage of product returns in the quarter ending March. The higher level of returns during this period adversely impacts collection activity, and therefore liquidity. In the three months ended June 30, 2008, products representing approximately 36.5% of net revenues were imported directly to Emerson’s customers. This contributes significantly to Emerson’s liquidity in that this inventory does not need to be financed.

Emerson’s principal existing sources of cash are generated from operations and borrowings available under its revolving credit facilities. As of June 30, 2008, Emerson had $24.6 million of borrowing capacity available under its $45.0 million revolving credit facilities, as there were $20.4 million of letters of credit outstanding, and no outstanding loans. Emerson believes that its existing sources of cash, including cash flows generated from operations, will be sufficient to support existing operations over the next 12 months; however, management may decide to raise additional financing, which may include the issuance of equity securities, or the incurrence of additional debt, in connection with existing operations or if we elect to pursue acquisitions.
     The following summarizes obligations at June 30, 2008 for the periods shown (in thousands):

	Payment due by period (1)
		Less than			More than 5
	Total	1 year	1 - 3 years	3 - 5 years	years

Capital lease obligations	$206	$83	$109	$14	$—
Operating lease obligations – related party	183	183	—	—	—
Operating lease obligations – non-affiliate	4,494	1,753	2,437	304	—

Total	$4,883	$2,019	$2,546	$318	$—

(1)	Amounts in the above table do not include a reserve of approximately $149,000 related to uncertain tax positions. The Company is not able to reasonably estimate when, if ever, these reserves would result in actual cash payments.
     There were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of June 30, 2008.
Other Events and Circumstances Pertaining to Liquidity
     The Company entered into foreign exchange forward contracts (denominated in US and Hong Kong dollar), based on economic and market conditions and solely for the purpose of speculative trading, (See “Note 10. Financial Instruments” and Item 4.b “Changes in Internal Control Over Financial Reporting” ). The contract terms are for fixed periods and at March 31, 2008, the Company’s foreign exchange forward contracts had expiration dates that ranged from one to two months, with notional amounts of $10 million.
     At each balance sheet date the Company accounts for its foreign exchange forward contracts as a current asset with corresponding realized or unrealized gains and losses included in the income statement. Realized gains of $132,647 have been recorded as non-operating income in the three months ended June 30, 2008. Realized gains of $13, 835 were recorded in the three months ended June 30, 2007.
     At June 30, 2008, all foreign exchange forward contracts have expired and the Company has not entered into any new contracts.
Critical Accounting Policies
     For the three month period ended June 30, 2008, there were no significant changes to accounting policies from those reported in the Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no significant changes from items disclosed in Form 10-K for the fiscal year ended March 31, 2008.
Item 4. Controls and Procedures
(a) Disclosure controls and procedures.

During the first three months of Fiscal 2008, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
Based on their evaluation as of June 30, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In late July 2008, the Court of Chancery of the State of Delaware (the “Court”) entered an Order (the “Order”) consolidating for all purposes two previously disclosed derivative actions (the “Berkowitz” and “Pinchuk” lawsuits) filed on our behalf against certain of our current and former directors.  The complaints in each of such actions alleged that the named defendants violated their fiduciary duties to us in connection with a number of previously disclosed related party transactions with affiliates of Grande Holdings, our controlling shareholder.  The Order also organizes counsel for the plaintiffs in the consolidated action, relieves the defendants of their obligation to answer the “Berkowitz” and “Pinchuk” complaints and contemplates the filing of a consolidated complaint as soon as practicable. The recovery, if any, in the consolidated action, will inure to our benefit.
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
Item 1A. Risk Factors
     There were no changes in any risk factors previously disclosed in our Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2008.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases:
     For the quarter ended June 30, 2008, the Company did not repurchase any shares under Emerson Radio Corp.’s common stock share repurchase program. The share repurchase program was publicly announced in September 2003 to repurchase up to 2,000,000 shares of Emerson’s outstanding common stock. Share repurchases are made from time to time in open market transactions in such amounts as determined in the discretion of Emerson’s management within the guidelines set forth by Rule 10b-18 under the Securities Exchange Act. Prior to the June 30, 2008 quarter, the Company repurchased 1,267,623 shares under this program. As of June 30, 2008, the maximum number of shares that are available to be repurchased under Emerson Radio Corp.’s common share repurchase program was 732,377. No shares have been repurchased under the program since June 14, 2005.

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

EMERSON RADIO CORP. (Registrant)

/s/ Adrian Ma
Date: August 14, 2008	Adrian Ma
Chief Executive Officer (Principal Executive Officer)

/s/ Greenfield Pitts
Date: August 14, 2008	Greenfield Pitts
Chief Financial Officer (Principal Financial and Accounting Officer)