Form 10-Q
period 2008-09-30
EMERSON RADIO CORP
filed 2008-11-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of common stock as of November 14, 2008: 27,129,832.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except earnings per share data)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2008	2007	2008	2007

Net revenues
Net revenues	$55,092	$57,823	$98,187	$110,426
Net revenues-related party	2	39	15	124

	55,094	57,862	98,202	110,550

Costs and expenses:
Cost of sales	47,361	51,393	85,382	96,641
Other operating costs and expenses	1,593	1,548	2,724	3,344
Selling, general and administrative expenses (exclusive of reimbursement claim-related party and non-cash compensation shown below)	4,760	5,307	9,588	10,284
Reimbursement claim-related party	313	—	313	—
Non-cash compensation, net of recoveries	18	(266)	36	(187)

	54,045	57,982	98,043	110,082

Operating income (loss)	1,049	(120)	159	468
Interest income (expense), net	49	(66)	181	4
Gain on sale of building	—	854	—	854
Interest income-related party	—	—	—	163
Unrealized holding (losses) on trading securities	(52)	—	(21)	—
Realized gains on trading securities	301	—	532	—

Income before income taxes and minority interest	1,347	668	851	1,489
Provision for income taxes	699	3,952	1,226	4,331
Minority interest in loss of consolidated subsidiary	(39)	—	(133)	—

Net income (loss)	$687	$(3,284)	$(242)	$(2,842)

Net income (loss) per share:
Basic	$0.03	$(0.12)	$(0.01)	$(0.10)
Diluted	$0.03	$(0.12)	$(0.01)	$(0.10)
Weighted average shares outstanding:
Basic	27,130	27,130	27,130	27,122
Diluted	27,130	27,130	27,130	27,122
The accompanying notes are an integral part of the interim
consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	September 30, 2008	March 31, 2008(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,436	$14,444
Restricted cash	3,023	—
Foreign exchange forward contracts	—	134
Accounts receivable (less allowances of $3,818 and $4,148, respectively)	26,798	17,289
Other receivables	1,378	2,131
Due from affiliates	41	765
Inventory, net	44,993	24,854
Prepaid expenses and other current assets	2,676	2,246
Deferred tax assets	4,420	5,412

Total current assets	89,765	67,275
Property, plant and equipment, net	1,706	1,902
Trademarks and other intangible assets, net	267	279
Investments in marketable securities	8,459	11,948
Deferred tax assets	5,750	5,927
Other assets	580	598

Total assets	$106,527	$87,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable	$4,128	$—
Current maturities of long-term borrowings	83	82
Accounts payable and other current liabilities	36,777	21,737
Due to affiliates	20	102
Accrued sales returns	764	872
Income taxes payable	167	185

Total current liabilities	41,939	22,978
Long-term borrowings	102	142
Deferred tax liabilities	73	57
Minority interest	—	133
Shareholders’ equity:
Preferred shares —10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at September 30, 2008 and March 31, 2008; 27,129,832 shares outstanding at September 30, 2008 and March 31, 2008	529	529
Capital in excess of par value	117,281	117,245
Accumulated other comprehensive losses	(82)	(82)
Accumulated deficit	(32,401)	(32,159)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	64,413	64,619

Total liabilities and shareholders’ equity	$106,527	$87,929

(A)	Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed with the Securities and Exchange Commission in July 2008. We filed a 10-K/A in July 2008.
The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30
	2008	2007
Cash flows from operating activities:
Net (loss)	$(242)	$(2,842)
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(133)	—
Depreciation and amortization	449	415
Non cash compensation	36	(187)
Deferred tax expense	1,185	340
Asset allowances, reserves and other	(1,539)	(1,316)
Gain on sale of building	—	(854)
Gains on sales of investments	(532)	—
Unrealized holding losses on trading securities	21	—
Changes in assets and liabilities:
Restricted cash	(3,023)	—
Foreign exchange foreign contracts	134	—
Accounts receivable	(8,905)	(12,365)
Other receivables	753	(403)
Due from affiliates	724	23,471
Inventories	(19,312)	(27,368)
Prepaid expenses and other current assets	(430)	(226)
Other assets	(24)	(187)
Accounts payable and other current liabilities	15,040	23,653
Due to affiliates	(82)	—
Interest and income taxes payable	9	6

Net cash (used) provided by operating activities	(15,871)	2,137

Cash flows from investing activities:
Proceeds from sale of building	—	2,000
Proceeds from partial calls on securities	4,000	—
Additions to property and equipment	(199)	(521)

Net cash provided by investing activities	3,801	1,479

Cash flows from financing activities:
Short-term borrowings	5,726	(71)
Repayments of short-term borrowings	(1,624)	—
Net borrowings under foreign bank facilities	—	2,495
Exercise of stock options	—	51
Long-term borrowings	36,587	85,203
Repayments of long-term borrowings	(36,627)	(85,739)

Net cash provided by financing activities	4,062	1,939

Net (decrease) increase in cash and cash equivalents	(8,008)	5,555
Cash and cash equivalents at beginning of period	14,444	1,851

Cash and cash equivalents at end of period	$6,436	$7,406

Supplemental disclosures of non-cash investing and financing activities:
Cash paid during the period for:

Interest	$89	$229
Income taxes	$41	$337
The Company has entered into certain capital lease agreements. For the six month periods ended September 30, 2008 and September 30, 2007, the Company entered into agreements related to approximately $0 and $39 of equipment, respectively, which are excluded from the statement of cash flows as the transactions were non-cash in nature.
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
     The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2008 and the results of operations for the three and six month periods ended September 30, 2008 and September 30, 2007. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in our annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2008 (“fiscal 2008”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2008.
     Emerson maintains a controlling interest in Advanced Sound and Image, LLC (“ASI”), a designer and marketer of audio and video equipment, and consolidates the results of operations of ASI with a minority interest to represent the share of equity that Emerson does not own. Assets of the joint venture have been recorded in the consolidation at fair value. All significant intercompany transactions and balances have been eliminated.
     Due to the seasonal nature of Emerson’s business, the results of operations for the three and six month periods ended September 30, 2008 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2009 (“fiscal 2009”).
     Certain reclassifications were made to conform the prior year’s financial statements to the current presentation.
Stock- Based Compensation
     The Company accounts for all share based payments in accordance with Statement of Financial Accounting Standard (“FAS”) No. 123R, “Share-Based Payment” (“FAS 123R”). As a result, the Company has applied FAS 123R to new awards and to awards modified, repurchased, or cancelled. Compensation cost for the portion of awards for which the requisite service had not been rendered are being recognized as the requisite service is rendered (generally over the remaining option vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated for pro forma disclosures under previously issued accounting standards. As a result of applying the provisions of FAS 123R, the Company has recorded compensation costs of $18,000 and $36,000 for the three and six month periods ended September 30, 2008, respectively. For the three and six month periods ended September 30, 2007, the Company recorded a recovery of compensation costs of $266,000 and $187,000, respectively.
NOTE 2 – COMPREHENSIVE INCOME
     Comprehensive income for the three month periods ended September 30, 2008 and September 30, 2007 is as follows (in thousands):

	Three months ended		Six months ended
	September 30		September 30
	2008	2007	2008	2007

Net income (loss)	$687	$(3,284)	$(242)	$(2,842)
Unrealized holding losses arising during period	52	—	21	—
Less: reclassification adjustment for losses included in net income	(52)	—	(21)	—

Comprehensive income (loss)	$687	$(3,284)	$(242)	$(2,842)

NOTE 3 – NET EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	September 30		September 30
	2008	2007	2008	2007

Numerator:
Net income (loss) for basic and diluted earnings per share	$687	$(3,284)	$(242)	$(2,842)

Denominator:
Denominator for basic earnings per share – weighted average shares	27,130	27,130	27,130	27,122
Effect of dilutive securities on denominator:
Options and warrants	—	—	—	—

Denominator for diluted earnings per share – weighted average shares and assumed conversions	27,130	27,130	27,130	27,122

Basic and diluted earnings (loss) per share	$0.03	$(0.12)	$(0.01)	$(0.10)

NOTE 4 – SHAREHOLDERS’ EQUITY
     Outstanding capital stock at September 30, 2008 consisted of common stock and Series A convertible preferred stock. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.
     At September 30, 2008, Emerson had approximately 209,000 options outstanding with exercise prices ranging from $1.00 to $3.23.
     In September 2003, the Company publicly announced the Emerson Radio Corp. common stock repurchase program. The program provides for share repurchase of up to 2,000,000 shares of Emerson’s outstanding common stock. No shares were repurchased in the six months ended September 30, 2008 and September 30, 2007. As of September 30, 2008, 732,377 shares remain available for repurchase under the program established in September 2003. Repurchases of the Company’s shares are subject to certain conditions under Emerson’s banking facility.
NOTE 5 – INVENTORY
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of September 30, 2008 and March 31, 2008, inventories consisted of the following (in thousands):

	September 30, 2008	March 31, 2008
	(Unaudited)
Finished goods	$48,042	$28,730
Less inventory allowances	(3,049)	(3,876)

Net inventory	$44,993	$24,854

NOTE 6 – INCOME TAXES
     The Company has tax net operating loss carry forwards included in net deferred tax assets that are available to offset future taxable income and can be carried forward for 15 to 20 years. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of an appropriate valuation allowance, will be realized through tax planning strategies available in future periods and through future profitable operating results. The amount of the deferred tax asset considered realizable could be reduced or eliminated if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced. If management determines that the Company would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.
     In fiscal 2008, the Company resolved all of the outstanding disputes which its predecessor had relating to franchise taxes, interest and penalties due and owing to the State of California for the tax years through and including the date that such predecessor ceased doing business. In the second quarter of fiscal 2008, Emerson increased its estimated liability for California franchise taxes for tax years 1979-1990 in the amount of $3.7 million
     As of September 30, 2008, the Company had recorded a liability of $149,000 for unrecognized tax benefits related to state taxes. All of the unrecognized tax benefits could impact our effective tax rate if recognized.
     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statement of Operations. Accrued interest and penalties were $49,000 as of September 30, 2008 and are recognized in the balance sheet.
     For fiscal 2009, the Company’s effective tax rate differs from the federal statutory rate primarily due to expenses that are not deductible for federal income tax purposes and state income taxes. For fiscal 2008, the Company’s effective tax rate differs from the federal statutory rate primarily as a result of the settlement made in relation to the California franchise tax issue described in the second paragraph of this note.
     The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of September 30, 2008:

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
NOTE 7 – RELATED PARTY TRANSACTIONS
From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited and its subsidiaries (“Grande”).  Set forth below is a summary of such balances and transactions.  As of September 30, 2008, substantially all monies then currently due to Emerson from Grande have been paid in full.
Majority Shareholder
     Grande’s Ownership Interest in Emerson. Grande increased its ownership of the Company’s common stock through a private purchase of 1,853,882 shares on September 21, 2007 from a former holder of more than five percent of Emerson’s common stock.  Grande beneficially owned approximately 57.6% of the Company’s common stock on September 30, 2008.
Related Party Balances
     Balances Due from Affiliates as of September 30, 2008 and March 31, 2008. As of September 30 and March 31, 2008, Grande was indebted to the Company in the amounts of $41,000 and $765,000, respectively. The September balance represents the amounts due to Emerson from product sourcing transactions, product sales and related charges, estimated advances on amounts incurred by Grande on Emerson’s behalf in excess of invoices currently billed, and Hong Kong Electronics Fair reimbursements paid for by Emerson on Grande’s behalf. The March balance represented amounts due to Emerson from advances paid in fiscal 2008 for the Toy Musical Instruments transaction, product sourcing transactions, product sales and related charges, and Hong Kong Electronics Fair reimbursements paid for by Emerson on Grande’s behalf.
     Balances Due to Affiliates as of September 30, 2008 and March 31, 2008. As of September 30 and March 31, 2008, Emerson was indebted to Grande in the amounts of $20,000 and $102,000, respectively. The September balance represents amounts owed for charges ancillary to office rental from Grande, and the March balance represents amounts incurred by Grande on Emerson’s behalf, the 2006 Hong Kong Electronics Fair, and a chargeback by Capetronic for excess interest billed by Emerson in the note of February 2007.
Related Party Transactions
     Repayment of Note relating to Unsecured Financial Assistance to Grande. During the quarter ended June 30, 2007, Grande repaid in full the $23,501,514 promissory note due Emerson as a consequence of previously disclosed unsecured financial assistance provided to Grande in the fiscal year ended March 31, 2007. In February 2008, Emerson accepted a debit note from Grande for $4,604 resulting from a previous overpayment of the Note.
     Product Sourcing Transactions. Since August 2006, Emerson has been providing to Sansui Sales PTE Ltd (“Sansui Sales”) and Akai Sales PTE Ltd (“Akai Sales”), both of which are subsidiaries of Grande, assistance with acquiring certain products for sale. Emerson issues purchase orders to third-party suppliers who manufacture these products, and Emerson issues sales invoices to Sansui Sales’ and Akai Sales’ at gross amounts for these products. Financing is provided by Sansui Sales’ and Akai Sales’ customers in the form of transfer letters of credit to the suppliers, and goods are shipped directly from the suppliers to Sansui Sales’ and Akai Sales’ customers. Emerson recorded income totaling $2,000 and $7,000 for providing this service in the three months ended September 30, 2008 and September 30, 2007, respectively, and $15,000 and $92,000 in the six months ended September 30, 2008 and September 30, 2007, respectively. As of September 30, 2008 and March 31, 2008, Sansui Sales and Akai Sales collectively owed Emerson $7,220 and $134,000, respectively, relating to this activity.
          Sales of goods. In addition to the product sourcing transactions described in the preceding paragraph, Emerson also has purchased products on behalf of Sansui Sales and Akai Sales from third-party suppliers and sold these goods to Sansui Sales and Akai Sales. These transactions, the latest of which occurred in February 2008, were similar to the transactions described in the preceding paragraph; however, instead of utilizing transfer letters of credit provided by Sansui Sales’ and Akai Sales’ customers, Emerson utilized its own cash to pay Sansui Sales’ and Akai Sales’ suppliers. Emerson invoices Sansui Sales and Akai Sales an amount that is marked up between two and three percent from the cost of the product. As a result of this arrangement, Emerson recorded sales to Sansui Sales and Akai Sales of $0 and $3,000 in the six months ended September 30, 2008 and September 30, 2007, respectively. At September 30, 2008 and March 31, 2008, Sansui Sales and Akai Sales owed Emerson $1,500 and $5,000 relating to these activities, respectively. Akai Sales deducted $9,000 for storage charges from its June 30, 2008 settlement payment to Emerson for this activity, which was deemed to be in error by Emerson, which resulted in an outstanding balance owed to Emerson of $9,000 at September 30, 2008. At September 30, 2008 and March 31, 2008, Emerson had outstanding liabilities to suppliers of product invoiced to Sansui Sales and Akai Sales totaling $3,000 and $3,000, respectively.
          Leases and Other Real Estate Transactions. Effective January 1, 2006, Emerson entered into a lease agreement for office space in Hong Kong with Grande, which was extended through December 31, 2008, and which will expire at that date unless terminated earlier by either party upon three months prior written notice of termination by either party. Under a new agreement commencing March 1, 2008, the office space rented was increased from 7,810 square feet to 18,476 square feet. Rent expense and related service charges with Grande totaled $95,000 and $44,000 for the three months ended September 30, 2008 and September 30, 2007, respectively and $214,000 and $79,000 for the six months ended September 30, 2008 and September 30, 2007, respectively. Rent and related service charges described in this activity are included in the Consolidated Statements of Operations as a component of selling, general, and administrative expenses. Emerson owed Grande $17,400 and $0 related to this activity at September 30, 2008 and March 31, 2008, respectively.
          Emerson utilizes the services of Grande employees for certain administrative and executive functions. Grande pays Emerson’s quality assurance personnel in Renminbi in China on Emerson’s behalf for which Emerson subsequently pays a reimbursement to Grande. Payroll and travel expenses, including utilization of Grande employees as well as payroll and travel expenses paid on Emerson’s behalf and reimbursed to Grande, were $28,000 and $10,000 for the three months ended September 30, 2008 and September 30, 2007, respectively, and $119,000 and $101,000 for the six months ended September 30, 2008 and September 30, 2007, respectively. Because Emerson’s payments to Grande from time to time include estimates of expenses Grande pays on Emerson’s behalf which are adjusted later to the actual expenses Grande incurs on Emerson’s behalf, Emerson has paid $6,000 in advance related to this activity at September 30, 2008. Emerson owed Grande $70,000 related to this activity at March 31, 2008.
          From May to October 2007, Emerson occupied office space in Shenzhen, China under a lease agreement with Akai AV Multimedia (Zhongshan) Co Ltd, an affiliate of Grande. Rent expense and related charges totaled $53,000 for the three months ended September 30, 2007 and $96,000 for the six months ended September 30, 2007. The agreement was not renewed after its termination in October 2007.
          In May 2007 Emerson paid a $10,000 commission to Vigers Hong Kong Ltd, a property agent and a subsidiary of Grande, related to the sale of a building owned by Emerson to an unaffiliated buyer. Also, Emerson received a deposit of approximately $300,000 from the buyer on this date. The sale was concluded on September 27, 2007, on which date Emerson received the balance of the purchase price of approximately $1,700,000 and paid an additional $10,000 commission to Vigers.
          Toy Musical Instruments. In May 2007, Emerson entered into an agreement with Goldmen Electronic Co. Ltd. (“Goldmen”), pursuant to which the Company agreed to pay $1,682,220 in exchange for Goldmen’s manufacture and delivery to Emerson of musical instruments in order for it to meet its delivery requirements of these instruments in the first week of September 2007.
          In July 2007, the Company learned that Goldmen had filed for bankruptcy and was unable to manufacture the ordered musical instruments. Promptly thereafter, Capetronic Displays Limited (“Capetronic”), a subsidiary of Grande, agreed to manufacture the musical instruments at the same price and on substantially the same terms and conditions. Accordingly, on July 12, 2007, Emerson paid Tomei Shoji Limited, an affiliate of Grande, $125,000 to acquire from Goldmen and deliver to Capetronic the molds and equipment necessary for Capetronic to manufacture the musical instruments. In July 2007, Emerson made two upfront payments to Capetronic totaling $546,000. On July 20, 2007, Capetronic advised Emerson that it was unable to manufacture the musical instruments because it did not have the requisite governmental licenses to do so.

     In June 2008, Capetronic repaid the $546,000 advance it received from Emerson in July 2007.
     In August 2008, Capetronic requested that Emerson reimburse it for the costs it had incurred to purchase the production materials required to produce the musical instruments. After a review of the facts, the material purchase orders, the physical material at the Capetronic premises, and deducting an agreed upon scrap value of the material, Emerson decided to honor the request and paid $313,000 to Capetronic on September 30, 2008. These materials are the property of Capetronic.
     Capetronic is currently in physical possession of Emerson’s molds originally required to produce the musical instruments, which Emerson wrote off in fiscal 2008.
     Freight Forwarding Services. In June 2007, Emerson and Capetronic signed an agreement for Emerson to provide freight forwarding services to Capetronic. Under this agreement, which contains no specified termination date, Emerson will pay the costs of importation into the United States of Capetronic’s inventory on Capetronic’s behalf, and to arrange for the inventory to be received at a port of entry, cleared through the United States Customs Service using Emerson’s regularly engaged broker, and transfer the inventory to a common carrier as arranged by Capetronic’s customer. If Capetronic’s customer failed to make such arrangements with a common carrier, Emerson agreed to transfer the inventory to Emerson’s warehouse for storage or make other arrangements with a public warehouse. Following the transfer of Capetronic’s inventory, Emerson is required to provide Next Day delivery of all importation documents and bills of lading to Capetronic’s customer. Capetronic agreed to reimburse Emerson for all costs incurred by Emerson in connection with the activity just described within thirty days of demand by Emerson, after which interest accrues. As compensation, Capetronic agreed to pay Emerson a service fee of 12% of the importation costs. Emerson billed Capetronic for the reimbursement of importation costs totaling $246,000 and a commission of $29,000 for the six month period of September 30, 2007. Capetronic paid Emerson the full amount due of $275,000 on November 14, 2007.
     Other. Between August and December 2007, Emerson paid invoices and incurred charges for goods and services relating to the 2007 Hong Kong Electronics Fair of $153,069. Portions of these charges, totaling $87,353, have been allocated and invoiced to affiliates of Grande in proportion to their respective share of space occupied and services rendered during the Electronics Fair as follows: Nakamichi Corporation Ltd. $17,143, Akai Sales PTE Ltd $44,495 and Sansui Sales PTE Ltd $25,715. Akai Sales and Sansui Sales collectively owed Emerson $6,437 and $70,210 in connection with the Hong Kong Electronics Fair as of September 30, 2008 and March 31, 2008, respectively.
     Also related to the 2006 and 2007 annual Hong Kong Electronics Fairs, Capetronic incurred charges and paid invoices on behalf of Emerson in the amount of $76,000 for which Emerson reimbursed Capetronic $48,000 for the 2007 Hong Kong Electronics Fair in March 2008. Emerson paid Capetronic the remaining balance due of $28,000 for the 2006 Hong Kong Electronics Fair on September 30, 2008.
     In June 2007 Emerson paid a one-time sales commission in the amount of $14,000 to an Executive Director of Grande Holdings, who is also a Director of Emerson. The commission was 50% of the net margin on a sale by Emerson to an unaffiliated customer.
     In January and February 2008, Emerson invoiced The GEL Engineering Ltd (“GEL”), an affiliate of Grande, for travel expenses paid on GEL’s behalf. As of September 30, 2008 and March 31, 2008, GEL owed Emerson $5,500 as a result of this activity.
     In June 2008, Emerson paid Capetronic $160,000 for reimbursement of payroll and travel expenses that Capetronic paid on behalf of Emerson from October 2007 through May 2008 for expenses related to Emerson employees located in mainland China.
     In September 2008, Akai Sales invoiced Emerson for travel expenses and courier fees which Akai Sales paid on Emerson’s behalf. As of September 30, 2008 Emerson owed Akai Sales $2,700 as a result of this invoice.
     In September 2008, the Emerson Board of Directors resolved that, effective as of April 1, 2008, the annual base salary of the Chief Executive Officer of the Company shall be $350,000, and, that because all members of the Board are to receive board fees according to a schedule approved by the Board, and because no such fees had been paid to the Chairman of the Board from July 2006 through March 31, 2008, the Chairman of the Board shall be paid compensation in full for his services for that period of time, to be calculated using the standard annual fee structure in place for board members then currently in effect. As a result of these resolutions, in September 2008 the Company began paying the Chief Executive Officer the stated annual salary, made a onetime retroactive salary payment to the Chief Executive Officer of $145,833 covering the period April 1, 2008 through August 31, 2008, and made a onetime cash payment of $75,625 to the Chairman of the Board covering the period July 2006 through March 31, 2008.
     In October 2008, the Emerson Board of Directors resolved that those remaining directors currently serving on the Board who, from the date of joining the Board, had received no compensation as either a Board member or as an employee of the Company, shall receive a cash payment covering such periods of time, to be calculated using the standard annual fee structure in place for board members then currently in effect. As a result of this resolution, in October 2008 the Company made onetime cash payments of $90,000 and $37,500 to two respective members of the Board of Directors.
NOTE 8 – BORROWINGS
Short-term Borrowings
     As of September 30, 2008 and March 31, 2008, short-term borrowings consisted of the following:

	September 30, 2008	March 31, 2008
	(In thousands)
	(Unaudited)
Revolving loan agreement	$4,128	$—

Short-term borrowings	$4,128	$—

     Revolving loan agreement – On August 7, 2008, Emerson entered into a revolving loan agreement with Citigroup Global Markets Inc. The limit of the credit facility was determined as a percentage of the outstanding principal value of the Company’s auction rate securities as of the date of the agreement. The loan is secured by the sum of all cash and other securities maintained by us in the Company’s accounts with Citigroup Global Markets Inc. The agreement compels Emerson to keep the aforementioned cash and securities free of security interests, liens, or other impediments to transfer which do not favor Citigroup Global Markets, and Emerson may not pledge the collateral to a different third-party. All payments received in respect of securities in the Company’s accounts, including interest received and redemptions of principal, may be applied against the Company’s outstanding loan balance and accrued interest thereon at the sole discretion of Citigroup Global Markets Inc. There is no specific term for the credit facility, and full or partial payment of the loan principal and accrued interest may be demanded at any time by Citigroup Global Markets Inc. Interest on the outstanding loan balance is calculated at the Federal Open Market Rate plus 1.1% to 1.5%.
Long-term Borrowings
     As of September 30, 2008 and March 31, 2008, borrowings under long-term facilities consisted of the following:

	September 30, 2008	March 31, 2008
	(In thousands)
	(Unaudited)
Capitalized lease obligations and other	$185	$224
Less current maturities	(83)	(82)

Long term debt and notes payable	$102	$142

     Credit Facility – On December 23, 2005, Emerson entered into a $45.0 million Revolving Credit Agreement with Wachovia Bank. The loan agreement provides for a $45.0 million revolving line of credit for revolving loans subject to individual maximums which, in the aggregate, are not to exceed the lesser of $45.0 million or a “Borrowing Base” as defined in the loan agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime (5.00% as of September 30, 2008) plus 0.00% to 0.50% or, at Emerson’s election, the London Interbank Offered Rate (“LIBOR” which was 2.93% as of September 30, 2008) plus 1.25% to 2.25% depending on excess availability. Pursuant to the Revolving Credit Agreement, Emerson is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender’s prior consent and is subject to certain leverage financial covenants. Amounts outstanding under the loan agreement are secured by substantially all of Emerson’s tangible assets.
     At September 30, 2008, there were no borrowings outstanding under the facility.
     As of September 30, 2008, the carrying value of this credit facility approximated fair value.
NOTE 9 – LEGAL PROCEEDINGS
     In July 2008, the Court of Chancery of the State of Delaware (the “Court”) entered an Order (the “Order”) consolidating for all purposes two previously disclosed derivative actions (the “Berkowitz” and “Pinchuk” lawsuits) filed on Emerson’s behalf against certain of the Company’s current and former directors.  The complaints in each of such actions alleged that the named defendants violated their fiduciary duties to Emerson in connection with a number of previously disclosed related party transactions with affiliates of Grande Holdings, Emerson’s controlling shareholder.  The Order also organizes counsel for the plaintiffs in the consolidated action, relieves the defendants of their obligation to answer the “Berkowitz” and “Pinchuk” complaints and contemplates the filing of a consolidated complaint as soon as practicable. The recovery, if any, in the consolidated action, will inure to Emerson’s benefit.

     Except for the litigation matters described above, Emerson is not currently a party to any legal proceedings other than litigation matters, in most cases involving ordinary and routine claims incidental to the Company’s business. The Company’s management cannot estimate with certainty the Company’s ultimate legal and financial liability with respect to such pending litigation matters. However, management believes, based on examination of such matters, that the Company’s ultimate liability will not have a material adverse effect on its financial position, results of operations or cash flows.
NOTE 10 – FINANCIAL INSTRUMENTS
     In March 2007, the Company entered into fixed period foreign exchange forward contracts (between the US and Hong Kong dollar), based on economic and market conditions and solely for the purpose of speculative trading, not for the purpose of hedging other business opportunities. The contract terms were for fixed periods and at March 31, 2008, the Company’s foreign exchange forward contracts had expiration dates that ranged from one to two months, with notional amounts of $10 million.
     At each balance sheet date the Company accounts for its foreign exchange forward contracts as a current asset with corresponding realized or unrealized gains and losses included in the income statement. Realized gains of $132,647 have been recorded as non-operating income in the six months ended September 30, 2008. Realized gains of $73,857 were recorded in the six months ended September 30, 2007.
     As of June 2008, all foreign exchange forward contracts have expired and the Company has not entered into any new contracts.
NOTE 11 – MARKETABLE SECURITIES:
     As of September 30, 2008, the Company has $9.9 million invested in trading securities, consisting entirely of auction rate securities (“ARS”). These securities have long-term nominal maturities for which interest rates are reset through a Dutch auction process at pre-determined calendar intervals; a process which had historically provided a liquid market for these securities. Interest continues to be paid by the issuers of these securities even through the continued liquidity issues experienced in the global credit and capital markets despite these ARS having multiple failed auctions. Based on an independent valuation and its internal analysis, the Company concluded that these securities had experienced an other-than-temporary decline in fair value and recorded an impairment charge of $1.95 million in fiscal 2008. These ARS have AAA/Aaa credit ratings as of September 30, 2008, and have been classified as long-term investments in the Company’s Consolidated Balance Sheets as a consequence of their uncertain liquidity.
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
     In accordance with the fair value hierarchy described above, the following table shows the fair value of Emerson’s securities that are required to be measured at fair value as of September 30, 2008 (in thousands):

Fair Value Measurement at Reporting Date Using:
September 30,
Significant Unobservable Inputs (Level 3)	2008
Investments in marketable securities (classified as trading securities)	$ 8,459

Investments in marketable securities	$ 8,459

The following table summarizes the changes in fair value for our Level 3 assets:

Fair Value
Measurement of
Asset using Level 3
inputs
Trading Securities
non-current
(in thousands)
Principal amount invested	$13,900
Total gains (losses) (realized or unrealized):
Unrealized – included in earnings at March 31, 2008	(1,952)
Balance at March 31, 2008	11,948
Total gains (losses) (realized or unrealized):
Realized – included in earnings at September 30, 2008	532
Unrealized – included in earnings at September 30, 2008	(21)
Redemptions of principal	(4,000)

Balance at September 30, 2008	$8,459

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
Results of Operations
     Emerson operates in one segment, the consumer electronics segment, as presented in the following Management’s Discussion and Analysis.
     The following table summarizes certain financial information for the three and six month periods ended September 30, 2008 (fiscal 2009) and September 30, 2007 (fiscal 2008) (in thousands):

	Three Months Ended		Six Months Ended
	September 30		September 30
	2008	2007	2008	2007

Net revenues	$55,094	$57,862	$98,202	$110,550

Cost of sales	47,361	51,393	85,382	96,641
Other operating costs and expenses	1,593	1,548	2,724	3,344
Selling, general and administrative expenses	5,073	5,307	9,901	10,284
Non-cash compensation, net of recoveries	18	(266)	36	(187)

Operating income (loss)	1,049	(120)	159	468

	Three Months Ended		Six Months Ended
	September 30		September 30
	2008	2007	2008	2007
Interest income (expense), net	49	(66)	181	167
Gain on sale of building	—	854	—	854
Unrealized holding (losses) on trading securities	(52)	—	(21)	—
Realized gains on trading securities	301	—	532	—

Income before income taxes and minority interest	1,347	668	851	1,489
Provision for income taxes	699	3,952	1,226	4,331
Minority interest in loss of consolidated subsidiary	(39)	—	(133)	—

Net income (loss)	$687	$(3,284)	$(242)	$(2,842)

Net Revenues — Net revenues for the second quarter of fiscal 2009 were $55.1 million as compared to $57.9 million for the second quarter of fiscal 2008, a decrease of $2.8 million or 4.8%. For the six month period of fiscal 2009, net revenues were $98.2 million as compared to $110.5 million for the six month period of fiscal 2008, a decrease of $12.3 million or 11.1%. Net revenues are comprised of Emerson(R) branded product sales, themed product sales and licensing revenues. Emerson(R) branded product sales are earned from the sale of products bearing the Emerson(R) or HH Scott(R) brand name; themed product sales represent products sold bearing a certain theme or character. Furthermore, licensing revenues are derived from licensing the Emerson(R) and HH Scott(R) brand names to licensees for a fee. The major elements which contributed to the overall decrease in net revenues were as follows:
i)	Home appliances product sales increased $2.3 million, or 6.1%, to $38.4 million in the second quarter of fiscal 2009 as compared to $36.1 million in the second quarter of fiscal 2008. Home appliances products sales were $68.3 million in the six month period of fiscal 2009 as compared to $62.1 million in the six month period of fiscal 2008, an increase of $6.2 million or 10.0%. Home appliance product sales consist of microwave ovens, wine coolers, small refrigerators, coffee makers, and toaster ovens;

ii)	Emerson(R) branded products sales, excluding home appliances products, were $10.9 million in the second quarter of fiscal 2009 as compared to $17.5 million in the second quarter of fiscal 2008, a decrease of $6.6 million, or 37.7%, primarily resulting from decreased sales volumes in several audio product lines and the Ipod(R) compatible product category. For the six month period of fiscal 2009, sales of Emerson(R) branded products sales, excluding home appliances products, were $21.3 million as compared to $40.2 million for the six month period of fiscal 2008, a decrease of $18.9 million or 47.0%;

iii)	Themed product sales were $3.5 million in the second quarter of fiscal 2009 compared to $2.6 million in the second quarter of fiscal 2008, an increase of $937,000, or 36.0%, primarily resulting from the recently introduced sales of a new line associated with Mattel(R) themed products in addition to a line that had also been sold in fiscal 2008. For the six month period of fiscal 2009, themed product sales were $4.2 million as compared to $4.8 million, a decrease of $625,000 or 13.1%. In addition to Mattel(R) themed products, the six month period of fiscal 2008 included sales of Nickelodeon(R) themed products which were discontinued after the first quarter of fiscal 2008;

iv)	Licensing revenues increased approximately $174,000, or 10.2%, to $1.9 million in the second quarter of fiscal 2009 as compared to $1.7 million in the second quarter of fiscal 2008, primarily due to a settlement received from a licensee to end an arrangement and our video licensing arrangements. For the six month period of fiscal 2009, licensing revenues were $3.6 million as compared to $3.4 million for the six month period of fiscal 2008, an increase of $228,000 or 6.7%, largely as a result of our video licensing arrangements;

v)	A reversal of the marketing fund accrual for iPod(R) compatible products resulted in an increase in net revenues in the amount of $1.1 million. The accrual was an accumulation of anticipated buydowns and other vendor concessions on product sold between 2006 and 2008, associated with the marketing of a second generation of these products which never materialized;

vi)	Sales of a joint venture which was formed in fiscal 2008 for the primary purpose of manufacturing, selling, distributing, and/or licensing audio and video equipment for the home and/or office with sales of $410,000 in the second quarter of fiscal 2009 and $831,000 for the six months of fiscal 2009; and

vii)	We charged fees of $2,000 in the second quarter of fiscal 2009 as compared to $7,000 in the second quarter of fiscal 2008 to Sansui Sales PTE, Ltd (“Sansui Sales”) and Akai Sales PTE, Ltd (“Akai Sales”), both of which are related parties to us, for assistance in procuring their product from third-party suppliers. For the six month period of fiscal 2009, we charged fees of $15,000 for providing this service as compared to $92,000 in the six month period of fiscal 2008. In the second quarter of fiscal 2008, we charged commissions of $29,000 to Capetronic Displays Ltd, which is a related party to us, for importation assistance. In the second quarter of fiscal 2008, we sold to Sansui Sales and Akai Sales $3,000 of Sansui- and Akai- branded product which we sourced on their behalf from third-party suppliers. See Note 7 “Related Party Transactions”.

Cost of Sales — In absolute terms, cost of sales decreased $4.0 million, or 7.8%, to $47.4 million in the second quarter of fiscal 2009 as compared to $51.4 million in the second quarter of fiscal 2008. In absolute terms, cost of sales was $85.4 million in the six month period of fiscal 2009 as compared to $96.6 million in the six month period of fiscal 2008. Cost of sales, as a percentage of net revenues, was 86.0% and 88.8% in the second quarters of fiscal 2009 and fiscal 2008, respectively, and 86.9% and 87.4% in the six month periods of fiscal 2009 and fiscal 2008, respectively. Cost of sales as a percentage of sales revenues less license revenues was 89.0% in the second quarter of fiscal 2009 as compared to 91.5% in the second quarter of fiscal 2008. Cost of sales as a percentage of sales revenues less license revenues was 90.3% in the six month period of fiscal 2009 as compared to 90.2% in the six month period of fiscal 2008. The decrease in cost of sales in absolute terms for the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 was primarily related to the decrease in sales volume, warehousing costs, import brokerage, and royalty expense offset by an increase in costs of personnel in Asia involved in quality assurance in production of our product, an increase in writedowns of inventory, and costs in fiscal 2009 associated with independent quality assurance consultants. The decrease in cost of sales as a percentage of net revenues for the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 was primarily related to decreased warehousing costs which largely resulted from higher inventory levels in the second quarter of fiscal 2008 offset by lower margins in several audio categories and an increase in quality assurance costs. The decrease in cost of sales in absolute terms for the six month period of fiscal 2009 as compared to the six month period of fiscal 2008 resulted from the decrease in sales volume and lower royalty expense offset by an increase in quality assurance costs. The decrease in cost of sales as a percentage of net revenues for the six months of fiscal 2009 as compared to the six months of fiscal 2008 resulted from decreased warehousing costs offset by an increase in quality assurance costs. In addition, a decrease in inventory reserves in the six month period of fiscal 2008 resulted primarily from the reduction of inventory levels of a discontinued themed-product line and returned, substandard goods which are not sold to retailers, which had been fully reserved at the end of the preceding fiscal year.
Gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the categories of the consumer electronics market in which we compete. Our products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive.
Other Operating Costs and Expenses — As a percentage of net revenues, other operating costs and expenses were 2.9% in the second quarter of fiscal 2009 and 2.7% in the second quarter of fiscal 2008. For the six month periods of fiscal 2009 and fiscal 2008, other operating costs, as a percentage of net revenues, were 2.8% and 3.0%, respectively. In absolute terms, other operating costs and expenses increased $46,000, or 3.0%, to $1.6 million for the second quarter of fiscal 2009 as compared to $1.5 million in the second quarter of fiscal 2008 as a result of increased service costs. Also in absolute terms, other operating costs and expenses decreased $619,000, or 18.5%, to $2.7 million for the six month period of fiscal 2009 as compared to $3.3 million for the six month period of fiscal 2008 as a result of decreased warehousing costs offset by higher service costs.
Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, were 9.2% in the second quarter of fiscal 2009 and fiscal 2008. S,G&A, in absolute terms, decreased $235,000, or 4.4%, to $5.1 million for the second quarter of fiscal 2009 as compared to $5.3 million for the second quarter of fiscal 2008. The decrease in S,G&A in absolute terms between the second quarter of fiscal 2009 and second quarter of fiscal 2008 was primarily due to a decrease in variable selling expenses of $420,000 and legal fees of $360,000 offset by the payment of a claim by Capetronic for reimbursement of costs incurred on Emerson’s behalf of $313,000 (see Note 7 – “Related Party Transactions”), an increase in advertising of $214,000, director fees of $112,000, and rent expense of $105,000. As a percentage of net revenues, S,G&A were 10.1% in the six month period of fiscal 2009 as compared to 9.3% in the six month period of fiscal 2008. In absolute terms, S,G&A decreased $384,000, or 3.7%, to $9.9 million for the six month period of fiscal 2009 as compared to $10.3 million for the six month period of fiscal 2008. The decrease in S,G&A in absolute terms between the six month periods of fiscal 2009 and fiscal 2008 was primarily due to a decrease in variable selling expenses of $742,000 and distribution consulting services of $104,000 offset by an increase in rent expense of $269,000.
Non Cash Compensation – Non cash compensation relates to stock options expense. For the second quarter of fiscal 2009, non-cash compensation costs were $18,000. For the second quarter of fiscal 2008, adjustments to non cash compensation expenses incurred in prior periods were recorded netting to a recovery of such costs of $266,000, or 0.5% of net revenues. These adjustments were the result of stock option forfeitures due to senior management and board of director changes. For the six month period of fiscal 2009, non-cash compensation costs were $36,000. For the six month period of fiscal 2008, adjustments to non cash compensation expenses incurred in prior periods were recorded netting to a recovery of such costs of $187,000, or 0.2% of net revenues.
Gain on sale of building – Emerson sold its office location in Macao to an unaffiliated buyer for approximately $2.0 million in the second quarter of fiscal 2008. The gain on the sale of this property was $854,000.
Interest Income (Expense), net — Interest income, net, was $49,000 in the second quarter of fiscal 2009 as compared to interest expense of $66,000. For the six month period of fiscal 2009, interest income, net, was $181,000 (0.2% of net revenues). For the six month period of fiscal 2008, interest income, net, was $167,000 (0.1% of net revenues), including interest income on a note receivable from a related party of $163,000. See Note 7 — “Related Party Transactions.” Interest income, net, for the second quarter of fiscal

2009 was primarily comprised of interest earned on the auction rate securities net of interest expense on an outstanding balance on a line of credit. Interest expense, net, for the second quarter of 2008 was related to letter of credit purchases offset by interest earned on money market accounts.
Unrealized holding losses and realized gains on trading securities – In the second quarter of fiscal 2009, the Company recorded realized gains of $301,000 on redemptions and unrealized holding losses of $52,000 after evaluating the Company’s investments in auction rate securities. For the six months of fiscal 2009, the Company recorded realized gains of $532,000 and unrealized holding losses of $21,000. The Company’s valuation was estimated by comparing current value based on projected cash flows discounted to the present and taking into account yields of similar illiquid instruments and assumptions about the extent of the failure of the auction process and the amount of discounts exhibited in limited sales of comparable securities. For the second quarter of fiscal 2009, the Company based its valuation of one of the securities on the price extended in an offer from its broker to purchase from Emerson the securities of a particular CUSIP, which was discounted from principal, rather than the estimation method mentioned in the preceding sentence. See note 11 – Marketable Securities.
Provision for Income Taxes — The Company’s provision for income taxes, which primarily represents the deferred tax charges associated with its profits in the United States, was $699,000 for the second quarter of fiscal 2009, or 1.3% of net revenues, as compared to a provision of $4.0 million for the second quarter of fiscal 2008, or 6.8% of net revenues. In the second quarter of fiscal 2008, Emerson increased its estimated liability for California franchise taxes for tax years 1979-1990 in the amount of $3.7 million. California franchise taxes are effectively tax on income and are recorded as such. See Note 6 – “Income Taxes”. Separate from the increase in the liability associated with California franchise taxes, the Company’s provision for income taxes, which primarily represents the deferred tax charges associated with its profits in the United States, resulted in a provision of $255,000 for the second quarter of fiscal 2008, or 0.4% of net revenues. For the six months of fiscal 2009, Emerson’s provision for income taxes was $1.2 million, or 1.2% of net revenues. Separate from the increase in the liability associated with California franchise taxes, the provision for income taxes for the six month period of fiscal 2008 was $634,000, or 0.6% of net revenues.
Minority interest in net loss of a consolidated subsidiary – Minority interest of $39,000 in the second quarter of fiscal 2009 represents the share of net loss of the Company’s joint venture formed in February 2008, Advanced Sound and Image, LLC (“ASI”), that is attributable to the equity of ASI that Emerson does not own. Because the minority share of accumulated losses has exceeded the minority shareholder’s total equity in ASI, the Company has charged the excess loss of $84,000 to its interest in ASI for the second quarter of fiscal 2009. For the six month period of fiscal 2009, the share of net loss attributable to the equity of ASI that Emerson does not own was $133,000. Transactions between Emerson and ASI are eliminated in the consolidated financial statements.
Net Income (Loss) – As a result of the foregoing factors, Emerson’s net income was $687,000 (1.2% of net revenues) for the second quarter of fiscal 2009 as compared to net (loss) of $3.3 million in the second quarter of fiscal 2008. For the six month period of fiscal 2009, Emerson’s net (loss) was $242,000 as compared to net (loss) of $2.8 million for the six month period of fiscal 2008.
Liquidity and Capital Resources
     As of September 30, 2008, Emerson had cash and cash equivalents of approximately $6.4 million, compared to approximately $7.4 million at September 30, 2007. Working capital decreased to $47.8 million at September 30, 2008 as compared to $63.8 million at September 30, 2007. The decrease in cash and cash equivalents of approximately $1.0 million was primarily due to investments in securities which have been classified as long-term and property and equipment additions, partially offset by an amount received from a new revolving loan agreement as described in the following paragraphs.
     Operating cash flow used by operating activities was approximately $15.9 million for the six months ended September 30, 2008, resulting from purchases of inventory, growth in accounts receivable on our direct import sales, which represent sales under letter of credit arrangements, and the amount of restricted cash for balances pledged to assure the availability of credit facilities. The decrease in cash was primarily offset by increases in amounts payable for purchasing Emerson’s products, which are settled primarily through the use of letters of credit but also on open account.
     Net cash provided by investing activities was $3.8 million for the six months ended September 30, 2008 and resulted primarily from partial calls on the auction rate securities offset by purchases of showroom furniture and computer equipment for the Company’s US operations as well as tooling by a foreign subsidiary related to sourcing of product.
     Net cash provided by financing activities was $4.1 million for the six months ended September 30, 2008, resulting from the amount received from a new revolving loan agreement. See Note 8 – “Borrowings”.
     On December 23, 2005, we entered into a $45.0 million Revolving Credit Agreement with Wachovia Bank. This credit facility provides for revolving loans subject to individual maximums which, in the aggregate, are not to exceed the lesser of $45.0 million or a “Borrowing Base” as defined in the loan agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime plus 0.00% to 0.50% or, at our election, LIBOR plus 1.25% to 2.25% depending on excess availability. Pursuant to the loan agreement, the Company is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender’s prior consent and are subject to certain leverage financial covenants. Borrowings under the loan agreement are secured by substantially all of the Company’s tangible assets.
     At September 30, 2008, there were approximately $32.2 million of letters of credit outstanding under this facility. There were no borrowings outstanding at September 30, 2008 under this facility. At September 30, 2008, the Company was in compliance with the covenants on its credit facilities.
     On August 7, 2008, Emerson entered into a revolving loan agreement with Citigroup Global Markets Inc. The limit of the credit facility was determined as a percentage of the outstanding principal value of the Company’s auction rate securities as of the date of the agreement. The loan is secured by the sum of all cash and other securities maintained by us in the Company’s accounts with Citigroup Global Markets Inc. The agreement compels Emerson to keep the aforementioned cash and securities free of security interests, liens, or other impediments to transfer which do not favor Citigroup Global Markets, and Emerson may not pledge the collateral to a different third-party. All payments received in respect of securities in the Company’s accounts, including interest received and redemptions of principal, may be applied against the Company’s outstanding loan balance and accrued interest thereon at the sole discretion of Citigroup Global Markets Inc. There is no specific term for the credit facility, and full or partial payment of the loan principal and accrued interest may be demanded at any time by Citigroup Global Markets Inc. Interest on the outstanding loan balance is calculated at the Federal Open Market Rate plus 1.1% to 1.5%.
     At September 30, 2008 were approximately $4.1 million of borrowings outstanding under this facility.
     As of September 30, 2008 the Company has maintained $3.0 million on deposit with Wachovia Bank, to secure on a dollar for dollar basis, additional letter of credit availability. As such, this amount has been classified on the balance sheet as restricted cash.
     Short-Term Liquidity. Liquidity is impacted by seasonality in that Emerson generally records the majority of its annual sales in the quarters ending September and December. This requires Emerson to maintain higher inventory levels during the quarters ending June and September, therefore increasing the working capital needs during these periods. Additionally, Emerson receives the largest percentage of product returns in the quarter ending March. The higher level of returns during this period adversely impacts collection activity, and therefore liquidity. In the six months ended September 30, 2008, products representing approximately 36.9% of net revenues were imported directly to Emerson’s customers. This contributes significantly to Emerson’s liquidity in that this inventory does not need to be financed.
     Emerson’s principal existing sources of cash are generated from operations and borrowings available under its revolving credit facilities. As of September 30, 2008, Emerson had $12.8 million of borrowing capacity available under its $45.0 million revolving credit facilities with Wachovia Bank as there were $32.2 million of letters of credit outstanding, and no outstanding loans. In addition, Emerson had $1.6 million of borrowing capacity available under its revolving loan agreement with Citigroup Global Markets. Emerson believes that its existing sources of cash, including cash flows generated from operations, will be sufficient to support existing operations over the next 12 months; however, management may decide to raise additional financing, which may include the issuance of equity securities, or the incurrence of additional debt, in connection with existing operations or if Emerson elects to pursue acquisitions.
     The following summarizes obligations at September 30, 2008 for the periods shown (in thousands):

	Payment due by period (1)
		Less than			More than 5
	Total	1 year	1 - 3 years	3 - 5 years	years

Capital lease obligations	$185	$83	$92	$10	$—
Operating lease obligations – related party	92	92	—	—	—
Operating lease obligations – non-affiliate	4,051	1,729	2,088	234	—

Total	$4,328	$1,904	$2,180	$244	$—

(1)	Amounts in the above table do not include a reserve of approximately $149,000 related to uncertain tax positions. The Company is not able to reasonably estimate when, if ever, these reserves would result in actual cash payments.
     There were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of September 30, 2008.

Other Events and Circumstances Pertaining to Liquidity
     The Company entered into foreign exchange forward contracts (denominated in US and Hong Kong dollar), based on economic and market conditions and solely for the purpose of speculative trading, (See “Note 10. Financial Instruments”). The contract terms were for fixed periods and at March 31, 2008, the Company’s foreign exchange forward contracts had expiration dates that ranged from one to two months, with notional amounts of $10 million.
     At each balance sheet date the Company accounts for its foreign exchange forward contracts as a current asset with corresponding realized or unrealized gains and losses included in the income statement. Realized gains of $132,647 have been recorded as non-operating income in the six months ended September 30, 2008. Realized gains of $73,857 were recorded in the six months ended September 30, 2007.
     All foreign exchange forward contracts have expired and the Company has not entered into any new contracts.
Critical Accounting Policies
     For the three month period ended September 30, 2008, there were no significant changes to accounting policies from those reported in the Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
Inflation, Foreign Currency, and Interest Rates
     Neither inflation nor currency fluctuations had a significant effect on the Company’s results of operations during the first quarter of fiscal 2008. Emerson’s exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders. Emerson purchases virtually all of its products from manufacturers located in China.
     The interest on any borrowings under the Company’s credit facilities would be based on the prime rate, Federal Open Market Rate, and LIBOR.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no significant changes from items disclosed in Form 10-K for the fiscal year ended March 31, 2008.
Item 4. Controls and Procedures
(a) Disclosure controls and procedures.
     The Company has established disclosure controls and procedures that have been designed to ensure that material information relating to the Company, including its subsidiaries, is made known to management, including these officers, by other of the Company’s employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur due to simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
     Based on their evaluation as of September 30, 2008, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to reasonably ensure that the information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.
(b) Changes in Internal Controls Over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In late July 2008, the Court of Chancery of the State of Delaware (the “Court”) entered an Order (the “Order”) consolidating for all purposes two previously disclosed derivative actions (the “Berkowitz” and “Pinchuk” lawsuits) filed on Emerson’s behalf against certain of the Company’s current and former directors.  The complaints in each of such actions alleged that the named defendants violated their fiduciary duties to Emerson in connection with a number of previously disclosed related party transactions with affiliates of Grande Holdings, Emerson’s controlling shareholder.  The Order also organizes counsel for the plaintiffs in the consolidated action, relieves the defendants of their obligation to answer the “Berkowitz” and “Pinchuk” complaints and contemplates the filing of a consolidated complaint as soon as practicable. The recovery, if any, in the consolidated action, will inure to Emerson’s benefit.
     Except for the litigation matters described above, Emerson is not currently a party to any legal proceedings other than litigation matters, in most cases involving ordinary and routine claims incidental to the Company’s business. The Company’s management cannot estimate with certainty the Company’s ultimate legal and financial liability with respect to such pending litigation matters. However, management believes, based on examination of such matters, that the Company’s ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
     There were no changes in any risk factors previously disclosed in our Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2008.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases:
     For the quarter ended September 30, 2008, the Company did not repurchase any shares under Emerson Radio Corp.’s common stock share repurchase program. The share repurchase program was publicly announced in September 2003 to repurchase up to 2,000,000 shares of Emerson’s outstanding common stock. Share repurchases are made from time to time in open market transactions in such amounts as determined in the discretion of Emerson’s management within the guidelines set forth by Rule 10b-18 under the Securities Exchange Act. Prior to the September 30, 2008 quarter, the Company repurchased 1,267,623 shares under this program. As of September 30, 2008, the maximum number of shares that are available to be repurchased under Emerson Radio Corp.’s common share repurchase program was 732,377. No shares have been repurchased under the program since June 14, 2005.

ITEM 3. Defaults Upon Senior Securities.
   (a) None
   (b) None
ITEM 4. Submission of Matters to a Vote of Security Holders.
     Item 4. Submission of Matters to a Vote of Security Holders.
          The Annual Meeting of the Stockholders of the Company (the “Annual Meeting”) for the Company’s fiscal year ended March 31, 2008 was held on September 19, 2008, at which time the stockholders of the Company elected the following individuals to serve as directors of the Company until the next annual meeting of stockholders and until their successors are duly elected and qualified: Michael A.B. Binney, Christopher Ho, Adrian Ma, Mirzan Mahathir, Greenfield Pitts, Kareem E. Sethi, Terence A. Snellings and Eduard Will. There were 27,129,832 shares of common stock of the Company outstanding and entitled to vote at the record date for the Annual Meeting. There were present at the Annual Meeting, in person or by proxy, stockholders holding 26,067,973 shares of common stock of the Company, which represented approximately 96% of the total capital stock outstanding and entitled to vote.
          The matters voted upon at the Annual Meeting and the results of the voting at the Annual Meeting are set forth below:
          (i)  With respect to the election of directors of the Company by the holders of common stock of the Company, the persons named below received the following number of votes:

	Votes
Name	For	Withheld
Michael A.B. Binney	21,925,186	4,142,787
Christopher Ho	21,930,925	4,137,048
Adrian Ma	21,909,912	4,158,061
Mirzan Mahathir	21,934,508	4,133,465
Greenfield Pitts	22,243,777	3,824,196
Kareem E. Sethi	23,960,058	2,107,915
Terence A. Snellings	23,961,161	2,106,812
Eduard Will	22,235,114	3,832,859
          (ii)  With respect to the proposal to ratify the appointment of Moore Stephens P.C. to serve as the independent registered public accounting firm for the Company for the fiscal year ending March 31, 2009, the votes cast by the holders of common stock of the Company were as follows: 24,135,152 shares were voted in favor; 744,134 shares were voted against; and 1,188,686 shares abstained from voting on the proposal. There were no broker non-votes with respect to such proposal.
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

EMERSON RADIO CORP.
(Registrant)

Date: November 14, 2008	/s/ Adrian Ma Adrian Ma
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2008	/s/ Greenfield Pitts Greenfield Pitts
Chief Financial Officer
(Principal Financial and Accounting Officer)