Form 10-Q
period 2008-12-31
EMERSON RADIO CORP
filed 2009-02-13
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of common stock as of February 13, 2009: 27,129,832.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except earnings per share data)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2008	2007	2008	2007

Net revenues
Net revenues	$60,247	$75,543	$158,434	$185,969
Net revenues-related party	—	246	15	370

	60,247	75,789	158,449	186,339

Costs and expenses:
Cost of sales	55,724	68,191	141,106	164,832
Cost of sales-related party	—	232	—	232
Other operating costs and expenses	2,063	1,434	4,787	4,778
Selling, general and administrative expenses (exclusive of reimbursement claim-related party)	4,851	7,651	14,475	17,748
Reimbursement claim-related party	—	—	313	—

	62,638	77,508	160,681	187,590

Operating (loss)	(2,391)	(1,719)	(2,232)	(1,251)
Gain on sale of building	—	—	—	854
Gains on foreign exchange forward contracts	—	515	—	515
Interest income (expense), net	5	(76)	186	(72)
Interest income-related party	—	—	—	163
Unrealized holding (losses) on trading securities	(410)	—	(431)	—
Realized gains on trading securities	91	—	623	—

(Loss) income before income taxes and minority interest	(2,705)	(1,280)	(1,854)	209
(Benefit) provision for income taxes	(616)	(2,394)	610	1,937
Minority interest in loss of consolidated subsidiary	—	—	(133)	—

Net (loss) income	$(2,089)	$1,114	$(2,331)	$(1,728)

Net (loss) income per share:
Basic	$(0.08)	$0.04	$(0.09)	$(0.06)
Diluted	$(0.08)	$0.04	$(0.09)	$(0.06)
Weighted average shares outstanding:
Basic	27,130	27,130	27,130	27,125
Diluted	27,130	27,136	27,130	27,125
The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	December 31, 2008	March 31, 2008(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,681	$14,444
Restricted cash	96	—
Foreign exchange forward contracts	—	134
Accounts receivable (less allowances of $4,325 and $4,148, respectively)	17,031	17,289
Other receivables	1,149	2,131
Due from affiliates	78	765
Inventory, net	30,363	24,854
Prepaid expenses and other current assets	2,833	2,246
Deferred tax assets	4,654	5,412

Total current assets	71,885	67,275
Property, plant and equipment, net	1,633	1,902
Trademarks and other intangible assets, net	261	279
Due from affiliates	77	—
Investments in marketable securities	7,090	11,948
Deferred tax assets	6,143	5,927
Other assets	467	598

Total assets	$87,556	$87,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable	$5,588	$—
Current maturities of long-term borrowings	83	82
Accounts payable and other current liabilities	18,006	21,737
Due to affiliates	310	102
Accrued sales returns	958	872
Income taxes payable	167	185

Total current liabilities	25,112	22,978
Long-term borrowings	81	142
Deferred tax liabilities	81	57
Minority interest	—	133
Shareholders’ equity:
Preferred shares —10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at December 31, 2008 and March 31, 2008; 27,129,832 shares outstanding at December 31, 2008 and March 31, 2008	529	529
Capital in excess of par value	117,239	117,245
Accumulated other comprehensive losses	(82)	(82)
Accumulated deficit	(34,490)	(32,159)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	62,282	64,619

Total liabilities and shareholders’ equity	$87,556	$87,929

(A)	Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed with the Securities and Exchange Commission in July 2008. We filed a 10-K/A in July 2008.
The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31
	2008	2007
Net (loss)	$(2,331)	$(1,728)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Minority interest	(133)	—
Depreciation and amortization	674	620
Non cash compensation	(6)	(159)
Deferred tax expense	566	(1,076)
Asset allowances, reserves and other	(483)	2,510
Gain on insurance reimbursement	(54)	—
Gains on sales of investments	(623)	—
Gain on sale of building	—	(854)
Asset write-offs	—	120
Gains on foreign exchange forward contracts not settled	—	(279)
Unrealized holding losses on trading securities	431	—
Changes in assets and liabilities:
Restricted cash	(96)	3,000
Foreign exchange foreign contracts	134	—
Accounts receivable	224	(11,986)
Other receivables	982	(137)
Due from affiliates	610	23,893
Inventories	(4,906)	1,467
Prepaid expenses and other current assets	(533)	420
Other assets	69	(181)
Accounts payable and other current liabilities	(3,731)	5,277
Due to affiliates	208	—
Interest and income taxes payable	33	65

Net cash (used) provided by operating activities	(8,965)	20,972

Cash flows from investing activities:
Proceeds from sale of building	—	2,000
Proceeds from partial calls on securities	5,050	—
Additions to property and equipment	(325)	(741)

Net cash provided by investing activities	4,725	1,259

Cash flows from financing activities:
Short-term borrowings	8,272	(73)
Repayments of short-term borrowings	(2,734)	—
Net borrowings under foreign bank facilities	—	(3,111)
Exercise of stock options	—	51
Long-term borrowings	112,696	143,671
Repayments of long-term borrowings	(112,757)	(144,225)

Net cash provided (used) by financing activities	5,477	(3,687)

Net increase in cash and cash equivalents	1,237	18,544
Cash and cash equivalents at beginning of period	14,444	1,851

Cash and cash equivalents at end of period	$15,681	$20,395

Supplemental disclosures of non-cash investing and financing activities:
Cash paid during the period for:

Interest	$115	$410
Income taxes	$64	$5,200
The Company has entered into certain capital lease agreements. For the nine month periods ended December 31, 2008 and December 31, 2007, the Company entered into agreements related to approximately $0 and $39 of equipment, respectively, which are excluded from the statement of cash flows as the transactions were non-cash in nature.
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
     The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of December 31, 2008 and the results of operations for the three and nine month periods ended December 31, 2008 and December 31, 2007. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in our annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2008 (“fiscal 2008”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2008.
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
     Due to the seasonal nature of Emerson’s business, the results of operations for the three and nine month periods ended December 31, 2008 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2009 (“fiscal 2009”).
     Certain reclassifications were made to conform the prior year’s financial statements to the current presentation.
NOTE 2 – STOCK-BASED COMPENSATION
     The Company accounts for all share based payments in accordance with Statement of Financial Accounting Standard (“FAS”) No. 123R, “Share-Based Payment” (“FAS 123R”). As a result, the Company has applied FAS 123R to new awards and to awards modified, repurchased, or cancelled. Compensation cost for the portion of awards for which the requisite service has not been rendered is being recognized as the requisite service is rendered (generally over the remaining option vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated for pro forma disclosures under previously issued accounting standards. As a result of applying the provisions of FAS 123R, the Company has recorded a recovery of compensation costs of $42,000 and $6,000 for the three and nine month periods ended December 31, 2008, respectively. For the three month period of December 31, 2007, the Company recorded compensation costs of $28,000; and for the nine month period ended December 31, 2007, the Company recorded a recovery of compensation costs of $159,000.

NOTE 3 – NET EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	December 31		December 31
	2008	2007	2008	2007

Numerator:
Net (loss) income for basic and diluted earnings per share	$(2,089)	$1,114	$(2,331)	$(1,728)

Denominator:
Denominator for basic earnings per share – weighted average shares	27,130	27,130	27,130	27,125
Effect of dilutive securities on denominator:
Options and warrants	—	6	—	—

Denominator for diluted earnings per share – weighted average shares and assumed conversions	27,130	27,136	27,130	27,125

Basic and diluted (loss) earnings per share	$(0.08)	$0.04	$(0.09)	$(0.06)

NOTE 4- SHAREHOLDERS’ EQUITY
     Outstanding capital stock at December 31, 2008 consisted of common stock and Series A convertible preferred stock. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.
     At December 31, 2008, Emerson had approximately 134,000 options outstanding with exercise prices ranging from $1.00 to $3.23.
     In September 2003, the Company publicly announced the Emerson Radio Corp. common stock repurchase program. The program provides for share repurchase of up to 2,000,000 shares of Emerson’s outstanding common stock. No shares were repurchased in the nine months ended December 31, 2008 and December 31, 2007. As of December 31, 2008, 732,377 shares remain available for repurchase under the program established in September 2003. Repurchases of the Company’s shares are subject to certain conditions under Emerson’s banking facility.
NOTE 5 – INVENTORY
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of December 31, 2008 and March 31, 2008, inventories consisted of the following (in thousands):

	December 31, 2008	March 31, 2008
	(Unaudited)
Finished goods	$33,636	$28,730
Less inventory allowances	(3,273)	(3,876)

Net inventory	$30,363	$24,854

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
     In fiscal 2008, the Company resolved all of the outstanding disputes which its predecessor had relating to franchise taxes, interest and penalties due and owing to the State of California for the tax years through and including the date that such predecessor ceased doing business. As a consequence of the settlement, Emerson reversed and recognized, in the three months ended December 31, 2007, a reduction of its tax provision of $1,041,826 which was previously accrued for such liability.
     As of December 31, 2008, the Company had recorded a liability of $149,000 for unrecognized tax benefits related to state taxes. All of the unrecognized tax benefits could impact our effective tax rate if recognized.
     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statement of Operations. Accrued interest and penalties were $49,000 as of December 31, 2008 and are recognized in the balance sheet.
     For fiscal 2009, the Company’s effective tax rate differs from the federal statutory rate due to the mix of income and loss between high and low statutory tax rate jurisdictions anticipated for the year and state income tax. For fiscal 2008, the Company’s effective tax rate differs from the federal statutory rate primarily as a result of the settlement made in relation to the California franchise tax issue described in the second paragraph of this note.
     The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years ending before March 31, 2004. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.
NOTE 7 – RELATED PARTY TRANSACTIONS
     From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited and its subsidiaries (“Grande”).  Set forth below is a summary of such balances and transactions.
Majority Shareholder
     Grande’s Ownership Interest in Emerson. Grande increased its ownership of the Company’s common stock through a private purchase of 1,853,882 shares on September 21, 2007 from a former holder of more than five percent of Emerson’s common stock.  Grande beneficially owned approximately 57.6% of the Company’s common stock on December 31, 2008 and March 31, 2008.
Related Party Balances
     Balances Due from Affiliates as of December 31, 2008 and March 31, 2008. As of December 31 and March 31, 2008, Grande was indebted to the Company in the amounts of $155,000 and $765,000, respectively. The December balance represents a security deposit on Emerson’s Hong Kong office location, Hong Kong Electronics Fair reimbursements paid for by Emerson on Grande’s behalf, product sourcing transactions, product sales and related charges, and a refund for certain warehouse charges. The March balance represented amounts due to Emerson from advances paid in fiscal 2008 for the Toy Musical Instruments transaction, product sourcing transactions, product sales and related charges, and Hong Kong Electronics Fair reimbursements paid for by Emerson on Grande’s behalf.
     Balances Due to Affiliates as of December 31, 2008 and March 31, 2008. As of December 31 and March 31, 2008, Emerson was indebted to Grande in the amounts of $310,000 and $102,000, respectively. The December balance represents amounts owed for office, lab space, and equipment rental and charges ancillary to office rental from Grande; and the March balance represents amounts incurred by Grande on Emerson’s behalf, the 2006 Hong Kong Electronics Fair, and a chargeback by Capetronic for excess interest billed by Emerson in the note of February 2007.
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
          Product Sourcing Transactions. Since August 2006, Emerson has been providing to Sansui Sales PTE Ltd (“Sansui Sales”) and Akai Sales PTE Ltd (“Akai Sales”), both of which are subsidiaries of Grande, assistance with acquiring certain products for sale. Emerson issues purchase orders to third-party suppliers who manufacture these products, and Emerson issues sales invoices to Sansui Sales’ and Akai Sales’ at gross amounts for these products. Financing is provided by Sansui Sales’ and Akai Sales’ customers in the form of transfer letters of credit to the suppliers, and goods are shipped directly from the suppliers to Sansui Sales’ and Akai Sales’ customers. Emerson recorded income totaling $0 and $8,000 for providing this service in the three months ended December 31, 2008 and December 31, 2007, respectively, and $15,000 and $100,000 in the nine months ended December 31, 2008 and December 31, 2007, respectively. As of December 31, 2008 and March 31, 2008, Sansui Sales and Akai Sales collectively owed Emerson $7,600 and $134,000, respectively, relating to this activity.

     Sales of goods. In addition to the product sourcing transactions described in the preceding paragraph, Emerson also has purchased products on behalf of Sansui Sales and Akai Sales from third-party suppliers and sold these goods to Sansui Sales and Akai Sales. These transactions, the latest of which occurred in February 2008, were similar to the transactions described in the preceding paragraph; however, instead of utilizing transfer letters of credit provided by Sansui Sales’ and Akai Sales’ customers, Emerson utilized its own cash to pay Sansui Sales’ and Akai Sales’ suppliers. Emerson invoices Sansui Sales and Akai Sales an amount that is marked up between two and three percent from the cost of the product. As a result of this arrangement, Emerson recorded sales to Sansui Sales and Akai Sales of $0 and $241,000 in the nine months ended December 31, 2008 and December 31, 2007, respectively. At December 31, 2008 and March 31, 2008, Sansui Sales and Akai Sales owed Emerson $1,500 and $5,000 relating to these activities, respectively. Akai Sales deducted $9,600 for storage charges from its June 30, 2008 settlement payment to Emerson for this activity, which was deemed to be in error by Emerson, which resulted in an outstanding balance owed to Emerson of $9,600 at December 31, 2008. At December 31, 2008 and March 31, 2008, Emerson had outstanding liabilities to suppliers of product invoiced to Sansui Sales and Akai Sales totaling $3,000 and $3,000, respectively.
     Leases and Other Real Estate Transactions. Effective March 1, 2008, Emerson entered into an amended lease agreement with Grande pursuant to which the space rented from Grande was increased from 7,810 square feet to 18,476 square feet. This amended agreement by its terms expired on December 31, 2008. Emerson is in the process of negotiating a renewal of this agreement and currently occupies the space on a month-to-month basis. Rent expense and related service charges with Grande totaled $109,000 and $150,000 for the three months ended December 31, 2008 and December 31, 2007, respectively and $353,000 and $242,000 for the nine months ended December 31, 2008 and December 31, 2007, respectively. Rent and related service charges described in this activity are included in the Consolidated Statements of Operations as a component of selling, general, and administrative expenses. Emerson owed Grande $69,100 and $0 related to this activity at December 31, 2008 and March 31, 2008, respectively. A security deposit of $77,315 on the leased property is held by Grande as of December 31, 2008. Emerson is also due a $11,500 refund from Grande for previously paid warehouse charges.
     Emerson utilizes the services of Grande employees for certain administrative and executive functions. Grande pays Emerson’s quality assurance personnel in Renminbi in China on Emerson’s behalf for which Emerson subsequently pays a reimbursement to Grande. Payroll and travel expenses, including utilization of Grande employees as well as payroll and travel expenses paid on Emerson’s behalf and reimbursed to Grande, were $8,000 and $13,000 for the three months ended December 31, 2008 and December 31, 2007, respectively, and $127,000 and $114,000 for the nine months ended December 31, 2008 and December 31, 2007, respectively. Emerson owed Grande $0 at December 31, 2008 and $70,000 related to this activity at March 31, 2008.
     In December 2008, Emerson signed a lease agreement with Akai Electric (China) Ltd concerning the rental of office space, office equipment, and lab equipment for Emerson’s quality assurance personnel in Zhou Shang Shi, China. The lease term began in July 2007 and ends June 2009, and the agreement renews automatically at the end of the term. Emerson owed Grande $233,000 related to the agreement at December 31, 2008, which represents rent expense for the period July 2007 to December 2008.
     From May to October 2007, Emerson occupied office space in Shenzhen, China under a lease agreement with Akai AV Multimedia (Zhongshan) Co Ltd, an affiliate of Grande. Rent expense and related charges totaled $12,000 for the three months ended December 31, 2007 and $108,000 for the nine months ended December 31, 2007. The agreement was not renewed after its termination in October 2007.
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
     Freight Forwarding Services. In June 2007, Emerson and Capetronic signed an agreement for Emerson to provide freight forwarding services to Capetronic. Under this agreement, which contains no specified termination date, Emerson will pay the costs of importation into the United States of Capetronic’s inventory on Capetronic’s behalf, and to arrange for the inventory to be received at a port of entry, cleared through the United States Customs Service using Emerson’s regularly engaged broker, and transfer the inventory to a common carrier as arranged by Capetronic’s customer. If Capetronic’s customer failed to make such arrangements with a common carrier, Emerson agreed to transfer the inventory to Emerson’s warehouse for storage or make other arrangements with a public warehouse. Following the transfer of Capetronic’s inventory, Emerson is required to provide Next Day delivery of all importation documents and bills of lading to Capetronic’s customer. Capetronic agreed to reimburse Emerson for all costs incurred by Emerson in connection with the activity just described within thirty days of demand by Emerson, after which interest accrues. As compensation, Capetronic agreed to pay Emerson a service fee of 12% of the importation costs. Emerson billed Capetronic for the reimbursement of importation costs totaling $246,000 and a commission of $29,000 for the nine month period of December 31, 2007. Capetronic paid Emerson the full amount due of $275,000 on November 14, 2007.
     Hong Kong Electronics Fairs (“HKEF”). Emerson incurred costs totaling $152,633 for its participation in the 2008 HKEF. The total includes $5,138 billed by Grande to Emerson for services rendered in connection with the event, and, as of December 31, 2008, Emerson owes Lafe Technology (Hong Kong) Ltd $4,396 for storage and delivery charges. In addition, Emerson has billed $33,823 to its affiliates for expenses incurred on their behalf for the 2008 HKEF; and as of December 31, 2008, $19,657 from Nakamichi Corporation Ltd, $8,222 from Akai Sales PTE Ltd, and $5,944 from Sansui Sales PTE Ltd is due to Emerson.
     Between August and December 2007, Emerson paid invoices and incurred charges for goods and services relating to the 2007 HKEF of $153,069. Portions of these charges, totaling $87,353, have been allocated and invoiced to affiliates of Grande in proportion to their respective share of space occupied and services rendered during the 2007 HKEF as follows: Nakamichi Corporation Ltd. $17,143, Akai Sales PTE Ltd $44,495 and Sansui Sales PTE Ltd $25,715. Akai Sales and Sansui Sales collectively owed Emerson $6,437 and $70,210 in connection with the 2007 HKEF as of December 31, 2008 and March 31, 2008, respectively.
     Also related to the 2006 and 2007 annual Hong Kong Electronics Fairs, Capetronic incurred charges and paid invoices on behalf of Emerson in the amount of $76,000 for which Emerson reimbursed Capetronic $48,000 for the 2007 Hong Kong Electronics Fair in March 2008. Emerson paid Capetronic the remaining balance due of $28,000 for the 2006 Hong Kong Electronics Fair on September 30, 2008.
     Other. In June 2007 Emerson paid a one-time sales commission in an amount of $14,000 to a Director of Grande who, at the time, was also a Director of Emerson. The commission was 50% of the net margin on a sale by Emerson to an unaffiliated customer.
     In January and February 2008, Emerson invoiced The GEL Engineering Corp. Ltd (“GEL”), an affiliate of Grande, for a portion of $7,900 travel expenses paid by Emerson, of which 70% pertained to travel for the benefit of GEL and 30% pertained to travel for Emerson. As of December 31, 2008 and March 31, 2008, GEL owed Emerson $5,500 as a result of this activity.
     In June 2008, Emerson paid Capetronic $160,000 for reimbursement of payroll and travel expenses that Capetronic paid on behalf of Emerson from October 2007 through May 2008 for expenses related to Emerson employees located in mainland China.
     In September 2008, Akai Sales invoiced Emerson for travel expenses and courier fees which Akai Sales paid on Emerson’s behalf. As of December 31, 2008 Emerson owed Akai Sales $2,700 as a result of this invoice.
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

     In October 2008, the Emerson Board of Directors resolved that those remaining directors currently serving on the Board who, from the date of joining the Board, had received no compensation as either a Board member or as an employee of the Company, receive a cash payment covering such periods of time, to be calculated using the standard annual fee structure in place for board members then currently in effect. As a result of this resolution, in October 2008 the Company made onetime cash payments of $90,000 and $37,500 to two members of the Board of Directors.
     In November 2008, Emerson determined that it needed to temporarily maintain access to a material amount of Renminbi to ensure an uninterrupted supply of factory product in mainland China, due to the tightening of the local credit and exchange markets. Emerson does not have independent access to Renminbi because it does not maintain a physical presence in Mainland China. Emerson advanced to Zhongshan Tomei Audio & Video Products Company Ltd. (Zhongshan Tomei) an amount of HK$20,705,300 – approximately US$2,655,000 – for which Zhongshan Tomei was prepared to disburse, as may be needed, an equivalent amount of Renminbi to Emerson’s factory suppliers upon Emerson’s direction. Once the need to transact in Renminbi passed,US$2,670,922 was repaid to Emerson by Soshin Onkyo International Ltd in December 2008, resulting in a foreign exchange gain to Emerson of $16,000 in December 2008.
NOTE 8 – BORROWINGS
Short-term Borrowings
     As of December 31, 2008 and March 31, 2008, short-term borrowings consisted of the following:

	December 31, 2008	March 31, 2008
	(In thousands)
	(Unaudited)
Revolving loan agreement	$5,588	$—

Short-term borrowings	$5,588	$—

     Revolving loan agreement – On August 7, 2008, Emerson entered into a revolving loan agreement with Citigroup Global Markets Inc. The limit of the credit facility was determined as a percentage of the outstanding principal value of the Company’s Auction Rate Securities (“ARS”) as of the date of the agreement. The loan is secured by the sum of all cash and other securities maintained by us in the Company’s accounts with Citigroup Global Markets Inc. The agreement compels Emerson to keep the aforementioned cash and securities free of security interests, liens, or other impediments to transfer which do not favor Citigroup Global Markets, and Emerson may not pledge the collateral to a different third-party. All payments received in respect of securities in the Company’s accounts, including interest received and redemptions of principal, may be applied against the Company’s outstanding loan balance and accrued interest thereon at the sole discretion of Citigroup Global Markets Inc. There is no specific term for the credit facility, and full or partial payment of the loan principal and accrued interest may be demanded at any time by Citigroup Global Markets Inc. Interest on the outstanding loan balance is calculated at the Federal Open Market Rate plus 1.1% to 1.5%.
Long-term Borrowings
     As of December 31, 2008 and March 31, 2008, borrowings under long-term facilities consisted of the following:

	December 31, 2008	March 31, 2008
	(In thousands)
	(Unaudited)
Capitalized lease obligations and other	$164	$224
Less current maturities	(83)	(82)

Long term debt and notes payable	$81	$142

     Credit Facility – On December 23, 2005, Emerson entered into a $45.0 million Revolving Credit Agreement with Wachovia Bank. The loan agreement provides for a $45.0 million revolving line of credit for revolving loans subject to individual maximums which, in the aggregate, are not to exceed the lesser of $45.0 million or a “Borrowing Base” as defined in the loan agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime (3.25% as of December 31, 2008) plus 0.00% to 0.50% or, at Emerson’s election, the London Interbank Offered Rate (“LIBOR” which was 1.08% as of December 31, 2008) plus 1.25% to 2.25% depending on excess availability. Pursuant to the Revolving Credit Agreement, Emerson is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender’s prior consent and is subject to certain leverage financial covenants. Amounts outstanding under the loan agreement are secured by substantially all of Emerson’s tangible assets.
     At December 31, 2008, there were no borrowings outstanding under the facility.
     As of December 31, 2008, the carrying value of this credit facility approximated fair value.

NOTE 9 — LEGAL PROCEEDINGS
     In late 2008, the plaintiffs in two previously disclosed derivative actions filed a consolidated amended complaint naming as defendants two current and one former director of the Company and alleging that the named defendants violated their fiduciary duties to Emerson in connection with a number of previously disclosed related party transactions with affiliates of  Grande Holdings, Emerson’s controlling shareholder.  In January 2009, the individual defendants filed an answer denying the material allegations of the complaint.  The recovery, if any, in this action will inure to Emerson’s benefit.
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
At each balance sheet date the Company accounts for its foreign exchange forward contracts as a current asset with corresponding realized or unrealized gains and losses included in the income statement. Realized gains of $132,647 have been recorded as non-operating income in the nine months ended December 31, 2008. Realized gains of $281,308 and unrealized gains of $233,547 were recorded in the nine months ended December 31, 2007.
     As of June 2008, all foreign exchange forward contracts have expired and the Company has not entered into any new contracts.
     NOTE 11 – MARKETABLE SECURITIES:
As of December 31, 2008, the Company has $8.8 million invested in trading securities, consisting entirely of ARS. These securities have long-term nominal maturities for which interest rates are reset through a Dutch auction process at pre-determined calendar intervals; a process which had historically provided a liquid market for these securities. Interest continues to be paid by the issuers of these securities even through the continued liquidity issues experienced in the global credit and capital markets despite these ARS having multiple failed auctions. Based on an independent valuation and its internal analysis, the Company concluded that these securities had experienced an other-than-temporary decline in fair value and recorded an impairment charge of $1.95 million in fiscal 2008. These ARS have AAA/Aaa credit ratings as of December 31, 2008, and have been classified as long-term investments in the Company’s Consolidated Balance Sheets as a consequence of their uncertain liquidity.
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

     In accordance with the fair value hierarchy described above, the following table shows the fair value of Emerson’s securities that are required to be measured at fair value as of December 31, 2008 (in thousands):
Fair Value Measurement at Reporting Date Using:
Significant Unobservable Inputs (Level 3)

December 31,
2008
Investments in marketable securities (classified as trading securities)	$7,090

Investments in marketable securities	$7,090

The following table summarizes the changes in fair value for our Level 3 assets:

Fair Value
Measurement of
Asset using Level 3
inputs
Trading Securities
non-current
(in thousands)
Principal amount invested	$13,900
Total gains (losses) (realized or unrealized):
Unrealized — included in earnings at March 31, 2008	(1,952)
Balance at March 31, 2008	11,948
Total gains (losses) (realized or unrealized):
Realized — included in earnings at December 31, 2008	623
Unrealized — included in earnings at December 31, 2008	(431)
Redemptions of principal	(5,050)

Balance at December 31, 2008	$7,090

NOTE 12 — SUBSEQUENT EVENTS
     On January 13, 2009, the Company approved an exit plan to cease operations at its facility in Irving, Texas and absorb those activities at its other locations for the purpose of consolidating its warehousing operations. In connection with this activity, the Company notified six employees on February 3, 2009 that their employment will end in May 2009. The Company expects the related severance benefits to total approximately $51,000. The facility is leased by the Company, and the Company will remain obligated under the terms of the lease for rent and other costs until June 2010. The Company intends to cease using the location after May 2009 and seek to sublease the facility, if possible, after it is vacated; however, given expectations regarding the local commercial real estate rental market, the Company does not currently expect to find a sublessor. The estimated cost of rent and other expenses related to the dormant facility is approximately $415,000. The cost to move inventory and other assets to the Company’s other locations is expected to total $25,000.
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     The following discussion of the Company’s operations and financial condition should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
     All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through Emerson’s use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•	the loss of any of the Company’s key customers or reduction in the purchase of its products by any such customers;

•	the Company’s inability to maintain effective internal controls or the failure by our personnel to comply with such internal controls;

•	the failure to maintain relationships with the Company’s licensees and distributors or the failure to obtain new licensees or distribution relationships on favorable terms;

•	the Company’s inability to anticipate market trends, enhance existing products or achieve market acceptance of new products;

•	the Company’s dependence on a limited number of suppliers for our components and raw materials;

•	the Company’s dependence on third parties to manufacture and deliver its products;

•	the seasonality of the Company’s business, as well as changes in consumer spending and economic conditions;

•	the failure of third party sales representatives to adequately promote, market and sell the Company’s products;

•	the Company’s inability to protect its intellectual property;

•	the effects of competition;

•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;

•	conflicts of interest that exist based on the Company’s relationship with Grande;

•	the outcome of the Audit Committee’s review of the Company’s related party transactions and internal controls;

•	changes in accounting policies, rules and practices; and

•	the other factors listed under “Risk Factors” in the Company’s Form 10-K, as amended, for the fiscal year ended March 31, 2008 and other filings with the Securities and Exchange Commission (the “SEC”).
     All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. The Company has no obligation, and expressly disclaims any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. The Company has expressed its expectations, beliefs and projections in good faith and the Company believes it has a reasonable basis. However, the Company cannot assure you that its expectations, beliefs or projections will result or be achieved or accomplished.
Company Filings
     Emerson makes available through its internet website free of charge the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to such reports and other filings made by Emerson with the SEC, as soon as practicable after the Company electronically files such reports and filings with the SEC. Emerson’s website address is www.emersonradio.com. The information contained in this website is not incorporated by reference in this report.
Results of Operations
     Emerson operates in one segment, the consumer electronics segment, as presented in the following Management’s Discussion and Analysis.
     The following table summarizes certain financial information for the three and nine month periods ended December 31, 2008 (fiscal 2009) and December 31, 2007 (fiscal 2008) (in thousands):

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2008	2007	2008	2007
Net revenues	$60,247	$75,789	$158,449	$186,339

Cost of sales	55,724	68,423	141,106	165,064
Other operating costs and expenses	2,063	1,434	4,787	4,778
Selling, general and administrative expenses	4,851	7,651	14,788	17,748

Operating (loss)	(2,391)	(1,719)	(2,232)	(1,251)
Interest income (expense), net	5	(76)	186	91
Gain on sale of building	—	—	—	854
Gain on foreign exchange forward contracts	—	515	—	515
Unrealized holding (losses) on trading securities	(410)	—	(431)	—
Realized gains on trading securities	91	—	623	—

(Loss) income before income taxes and minority interest	(2,705)	(1,280)	(1,854)	209
(Benefit) provision for income taxes	(616)	(2,394)	610	1,937
Minority interest in loss of consolidated subsidiary	—	—	(133)	—

Net (loss) income	$(2,089)	$1,114	$(2,331)	$(1,728)

Net Revenues — Net revenues for the third quarter of fiscal 2009 were $60.3 million as compared to $75.8 million for the third quarter of fiscal 2008, a decrease of $15.5 million or 20.4%. For the nine month period of fiscal 2009, net revenues were $158.4 million as compared to $186.3 million for the nine month period of fiscal 2008, a decrease of $27.9 million or 15.0%. Net revenues are comprised of Emerson(R) branded product sales, themed product sales and licensing revenues. Emerson(R) branded product sales are earned from the sale of products bearing the Emerson(R) or HH Scott(R) brand name; themed product sales represent products sold bearing a certain theme or character. Furthermore, licensing revenues are derived from licensing the Emerson(R) and HH Scott(R) brand names to licensees for a fee. The major elements which contributed to the overall decrease in net revenues were as follows:
i)	Home appliances product sales were $39.9 million in the third quarter of fiscal 2009 as compared to $41.6 million in the third quarter of fiscal 2008, a decrease of $1.7 million, or 4.1%. Home appliances products sales increased $3.3 million, or 3.2%, to $107.0 million in the nine month period of fiscal 2009 as compared to $103.7 million in the nine month period of fiscal 2008, due in large to sales of small refrigerator products which began in the third quarter of fiscal 2008. Home appliance product sales consist of microwave ovens, wine coolers, small refrigerators, coffee makers, and toaster ovens;

ii)	Emerson(R) branded products sales, excluding home appliances products, were $14.7 million in the third quarter of fiscal 2009 as compared to $25.6 million in the third quarter of fiscal 2008, a decrease of $10.9 million, or 42.6%, primarily resulting from decreased sales volumes in several audio product lines and the Ipod(R) compatible product category. For the nine month period of fiscal 2009, sales of Emerson(R) branded products sales, excluding home appliances products, were $36.1 million as compared to $65.7 million for the nine month period of fiscal 2008, a decrease of $29.6 million or 45.1%;

iii)	Themed product sales were $3.9 million in the third quarter of fiscal 2009 compared to $6.8 million in the third quarter of fiscal 2008, a decrease of $2.9 million, or 42.6%, primarily resulting from lower sales volume of a line of Mattel(R) themed products that had also been sold in fiscal 2008 offset by the recently introduced sales of a new line also associated with Mattel(R) themed products. A change in product mix, which, in fiscal 2008, included several products which sell at higher price points, compounded the effect of the decreased sales volume. For the nine month period of fiscal 2009, themed product sales were $8.0 million as compared to $11.6 million, a decrease of $3.6 million or 31.0%. In addition to Mattel(R) themed products, the nine month period of fiscal 2008 included sales of Nickelodeon(R) themed products which were discontinued after the first quarter of fiscal 2008;

iv)	Licensing revenues were relatively unchanged at $1.6 million in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008. For the nine month period of fiscal 2009, licensing revenues were $5.2 million as compared to $5.0 million for the nine month period of fiscal 2008, an increase of $210,000 or 4.2%, largely as a result of our video licensing arrangements;

v)	For the nine month period of fiscal 2009, a reversal of the marketing fund accrual for iPod(R) compatible products resulted in an increase in net revenues in the amount of $1.1 million. The accrual was an accumulation of anticipated buydowns and other vendor concessions on product sold between 2006 and 2008, associated with the marketing of a second generation of these products which never materialized.

vi)	Sales of a joint venture which was formed in fiscal 2008 for the primary purpose of manufacturing, selling, distributing, and/or licensing audio and video equipment for the home and/or office with sales of $179,000 in the third quarter of fiscal 2009 and $1.0 million for the nine months of fiscal 2009; and

vii)	Emerson charged fees of $8,000 in the third quarter of fiscal 2008 to Sansui Sales PTE, Ltd (“Sansui Sales”) and Akai Sales PTE, Ltd (“Akai Sales”), both of which are related parties to Emerson, for assistance in procuring their product from third-party suppliers. For the nine month period of fiscal 2009, Emerson charged fees of $15,000 for providing this service as compared to $100,000 in the nine month period of fiscal 2008. In the nine months of fiscal 2008, Emerson charged commissions of $29,000 to Capetronic Displays Ltd, which is a related party to Emerson, for importation assistance. In the three and nine month periods of fiscal 2008, Emerson sold to Sansui Sales and Akai Sales $238,000 and $241,000, respectively, of Sansui- and Akai- branded product which Emerson sourced on their behalf from third-party suppliers. See Note 7 “Related Party Transactions”.
Cost of Sales — In absolute terms, cost of sales decreased $12.7 million, or 18.6%, to $55.7 million in the third quarter of fiscal 2009 as compared to $68.4 million in the third quarter of fiscal 2008. In absolute terms, cost of sales was $141.1 million in the nine month period of fiscal 2009 as compared to $165.1 million in the nine month period of fiscal 2008. Cost of sales, as a percentage of net revenues, was 92.5% and 90.3% in the third quarters of fiscal 2009 and fiscal 2008, respectively, and 89.1% and 88.6% in the nine month periods of fiscal 2009 and fiscal 2008, respectively. Cost of sales as a percentage of sales revenues less license revenues was 95.0% in the third quarter of fiscal 2009 as compared to 92.2% in the third quarter of fiscal 2008. Cost of sales as a percentage of sales revenues less license revenues was 92.1% in the nine month period of fiscal 2009 as compared to 91.0% in the nine month period of fiscal 2008. The decrease in cost of sales in absolute terms for the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 was primarily related to the decrease in sales volume, a decrease in reserves for sales returns, royalty expense, and warehousing costs offset by an increase in inventory reserves, costs of personnel in Asia involved in quality assurance in production of Emerson’s product, writedowns of inventory, and costs in fiscal 2009 associated with independent quality assurance consultants. The increase in cost of sales as a percentage of net revenues for the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 was primarily related to by lower margins on microwave ovens and in several audio categories, an increase in quality assurance costs, and an increase in inventory reserves. The decrease in cost of sales in absolute terms for the nine month period of fiscal 2009 as compared to the nine month period of fiscal 2008 resulted from the decrease in sales volume, royalty expense, and warehousing costs offset by an increase in quality assurance costs and inventory reserves. The increase in cost of sales as a percentage of net revenues for the nine months of fiscal 2009 as compared to the nine months of fiscal 2008 resulted from lower margins on microwave ovens and in several audio categories, increased inventory reserves, and quality assurance costs offset by lower warehousing costs. The decrease in inventory reserves in the nine month period of fiscal 2008 resulted primarily from the reduction of inventory levels of a discontinued themed-product line and returned, substandard goods which are not sold to retailers, which had been fully reserved at the end of the preceding fiscal year.
Gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the categories of the consumer electronics market in which we compete. Our products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive.
Other Operating Costs and Expenses — As a percentage of net revenues, other operating costs and expenses were 3.4% in the third quarter of fiscal 2009 and 1.9% in the third quarter of fiscal 2008. For the nine month periods of fiscal 2009 and fiscal 2008, other operating costs, as a percentage of net revenues, were 3.0% and 2.6%, respectively. In absolute terms, other operating costs and expenses increased $628,000, or 43.8%, to $2.1 million for the third quarter of fiscal 2009 as compared to $1.4 million in the third quarter of fiscal 2008 as a result of increased service costs. Also in absolute terms, other operating costs and expenses were relatively unchanged at $4.8 million for the nine month period of fiscal 2009 as compared to the nine month period of fiscal 2008.
Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, were 8.1% in the third quarter of fiscal 2009 as compared to 10.1% in the third quarter of fiscal 2008. S,G&A, in absolute terms, decreased $2.8 million, or 36.4%, to $4.9 million for the third quarter of fiscal 2009 as compared to $7.7 million for the third quarter of fiscal 2008. The decrease in S,G&A in absolute terms between the third quarter of fiscal 2009 and third quarter of fiscal 2008 was primarily due to a decrease in variable selling expenses of $1.2 million, legal fees of $870,000, and employment agency fees of $127,000 offset by an increase in rent expense of $216,000. As a percentage of net revenues, S,G&A were 9.3% in the nine month period of fiscal 2009 as compared to 9.6% in the nine month period of fiscal 2008. In absolute terms, S,G&A decreased $2.9 million, or 16.4%, to $14.8 million for the nine month period of fiscal 2009 as compared to $17.7 million for the nine month period of fiscal 2008. The decrease in S,G&A in absolute terms between the nine month periods of fiscal 2009 and fiscal 2008 was primarily due to a decrease in variable selling expenses of $1.9 million and legal fees of $1.2 million offset by an increase in rent expense of $487,000.
Gain on sale of building — Emerson sold its office location in Macao to an unaffiliated buyer for approximately $2.0 million in the nine month period of fiscal 2008. The gain on the sale of this property was $854,000.
Gains on foreign exchange forward contracts — Realized gains of $281,000 and unrealized gains of $234,000 were recorded as non-operating income in the nine months of fiscal 2008.
Interest Income (Expense), net — Interest income, net, was $5,000 in the third quarter of fiscal 2009 as compared to interest expense, net, of $76,000 in the third quarter of fiscal 2008. For the nine month period of fiscal 2009, interest income, net, was $186,000 (0.1% of net revenues). For the nine month period of fiscal 2008, interest income, net, was $91,000 including interest income on a note receivable from a related party of $163,000. See Note 7 — “Related Party Transactions.” Interest income, net, for the third quarter of fiscal 2009 was primarily comprised of interest earned on the auction rate securities net of interest expense on an outstanding balance on a line of credit. Interest expense, net, for the third quarter of 2008 was related to letter of credit purchases offset by interest earned on money market accounts.
Unrealized holding losses and realized gains on trading securities — In the third quarter of fiscal 2009, the Company recorded realized gains of $91,000 on redemptions and unrealized holding losses of $410,000 after evaluating the Company’s investments in auction rate securities. For the nine months of fiscal 2009, the Company recorded realized gains of $623,000 and unrealized holding losses of $431,000. The Company’s valuation was estimated by comparing current value based on projected cash flows discounted to the present and taking into account yields of similar illiquid instruments and assumptions about the extent of the failure of the auction process and the amount of discounts exhibited in limited sales of comparable securities. See note 11 — Marketable Securities.
Provision for Income Taxes — The Company estimates its annual effective tax rate and makes the necessary changes to adjust the rate on a quarterly basis. The estimated annual tax rate may fluctuate due to changes in the jurisdictional mix of anticipated annual income and changes to the valuation allowance for net deferred tax assets. The Company’s benefit for income taxes was $616,000 for the third quarter of fiscal 2009, as compared to a benefit of $2.4 million for the third quarter of fiscal 2008. In the second quarter of fiscal 2008, Emerson increased its estimated liability for California franchise taxes for tax years 1979-1990 in the amount of $3.7 million. In the third quarter of fiscal 2008, Emerson reduced its estimated liability by $1.0 million as a result of having resolved the matter. California franchise taxes are effectively tax on income and are recorded as such. See Note 6 — “Income Taxes”. Separate from the increase in the liability associated with California franchise taxes, the Company had a benefit of $1.4 million for the third quarter of fiscal 2008. For the nine months of fiscal 2009, Emerson’s provision for income taxes was $610,000 due to losses in foreign jurisdictions for which we recognize no tax benefit. Separate from the increase of $2.7 million in the liability associated with California franchise taxes, the Company had a benefit for income taxes for the nine month period of fiscal 2008 of $719,000.
Minority interest in net loss of a consolidated subsidiary — Minority interest of $133,000 for the nine month period of fiscal 2009 represents the share of net loss of the Company’s joint venture formed in February 2008, Advanced Sound and Image, LLC (“ASI”), that is attributable to the equity of ASI that Emerson does not own. Because the minority share of accumulated losses has exceeded the minority shareholder’s total equity in ASI, the Company has charged the excess losses of $143,000 and $227,000 to its interest in ASI for the third quarter and nine months of fiscal 2009, respectively. Transactions between Emerson and ASI are eliminated in the consolidated financial statements.
Net Income (Loss) — As a result of the foregoing factors, Emerson’s net (loss) was $2.1 million for the third quarter of fiscal 2009 as compared to net income of $1.1 million, or 1.5% of net revenues, in the third quarter of fiscal 2008. For the nine month period of fiscal 2009, Emerson’s net (loss) was $2.3 million as compared to net (loss) of $1.7 million for the nine month period of fiscal 2008.
Liquidity and Capital Resources
     As of December 31, 2008, Emerson had cash and cash equivalents of approximately $15.7 million, compared to approximately $20.4 million at December 31, 2007. Working capital decreased to $46.8 million at December 31, 2008 as compared to $63.9 million at December 31, 2007. The decrease in cash and cash equivalents of approximately $4.7 million was primarily due to investments in securities which have been classified as long-term and property and equipment additions, partially offset by an amount received from a new revolving loan agreement as described in the following paragraphs.
     Operating cash flow used by operating activities was approximately $9.0 million for the nine months ended December 31, 2008,

resulting from purchases of inventory and the reduction of unsettled supplier payables on our direct import sales, which represent sales under letter of credit arrangements.
     Net cash provided by investing activities was $4.7 million for the nine months ended December 31, 2008 and resulted primarily from partial calls on the auction rate securities offset by purchases of showroom furniture and computer equipment for the Company’s US operations as well as tooling by a foreign subsidiary related to sourcing of product.
     Net cash provided by financing activities was $5.5 million for the nine months ended December 31, 2008, resulting from the borrowings under a new revolving loan agreement net of repayments. See Note 8 — “Borrowings”.
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
     At December 31, 2008, there were approximately $9.8 million of letters of credit outstanding under this facility. There were no borrowings outstanding at December 31, 2008 under this facility. At December 31, 2008, the Company was in compliance with the covenants on its credit facilities.
     On August 7, 2008, Emerson entered into a revolving loan agreement with Citigroup Global Markets Inc. The limit of the credit facility was determined as a percentage of the outstanding principal value of the Company’s auction rate securities as of the date of the agreement. The loan is secured by the sum of all cash and other securities maintained by us in the Company’s accounts with Citigroup Global Markets Inc. The agreement compels Emerson to keep the aforementioned cash and securities free of security interests, liens, or other impediments to transfer which do not favor Citigroup Global Markets, and Emerson may not pledge the collateral to a different third-party. As of December 31, 2008, a cash balance of $96,000 on deposit with Citigroup Global Markets has been classified on the balance sheet as restricted cash. All payments received in respect of securities in the Company’s accounts, including interest received and redemptions of principal, may be applied against the Company’s outstanding loan balance and accrued interest thereon at the sole discretion of Citigroup Global Markets Inc. There is no specific term for the credit facility, and full or partial payment of the loan principal and accrued interest may be demanded at any time by Citigroup Global Markets Inc. Interest on the outstanding loan balance is calculated at the Federal Open Market Rate plus 1.1% to 1.5%.
     At December 31, 2008 were approximately $5.6 million of borrowings outstanding under this facility.
     As of December 31, 2008, $3.0 million on deposit with Wachovia Bank, which the Company had classified on the balance sheet as restricted cash, has been returned. The Company had maintained the deposit to secure, on a dollar for dollar basis, additional letter of credit availability.
     Short-Term Liquidity. Liquidity is impacted by seasonality in that Emerson generally records the majority of its annual sales in the quarters ending September and December. This requires Emerson to maintain higher inventory levels during the quarters ending June and September, therefore increasing the working capital needs during these periods. Additionally, Emerson receives the largest percentage of product returns in the quarter ending March. The higher level of returns during this period adversely impacts collection activity, and therefore liquidity. In the nine months ended December 31, 2008, products representing approximately 31.8% of net revenues were imported directly to Emerson’s customers. This contributes significantly to Emerson’s liquidity in that this inventory does not need to be financed.
     Emerson’s principal existing sources of cash are generated from operations and borrowings available under its revolving credit facilities. As of December 31, 2008, Emerson had $31.5 million of borrowing capacity available under its $45.0 million revolving credit facilities with Wachovia Bank. There were $9.8 million of letters of credit outstanding, and no outstanding loans. In addition, Emerson had $137,000 of borrowing capacity available under its revolving loan agreement with Citigroup Global Markets. Emerson believes that its existing sources of cash, including cash flows generated from operations, will be sufficient to support existing operations over the next 12 months; however, management may decide to raise additional financing, which may include the issuance of equity securities, or the incurrence of additional debt, in connection with existing operations or if Emerson elects to pursue acquisitions.
     The following summarizes obligations at December 31, 2008 for the periods shown (in thousands):

	Payment due by period (1)
		Less than			More than 5
	Total	1 year	1 - 3 years	3 - 5 years	years

Capital lease obligations	$164	$83	$76	$5	$—
Operating lease obligations — related party	64	64	—	—	—
Operating lease obligations — non-affiliate	3,606	1,702	1,741	163	—

Total	$3,834	$1,849	$1,817	$168	$—

(1)	Amounts in the above table do not include a reserve of approximately $149,000 related to uncertain tax positions. The Company is not able to reasonably estimate when, if ever, these reserves would result in actual cash payments.
     There were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of December 31, 2008.
Exit activities
     On January 13, 2009, the Company approved an exit plan to cease operations at its facility in Irving, Texas and absorb those activities at its other locations for the purpose of consolidating its warehousing operations. In connection with this activity, the Company notified six employees on February 3, 2009 that their employment will end in May 2009. The Company expects the related severance benefits to total approximately $51,000. The facility is leased by the Company, and the Company will remain obligated under the terms of the lease for rent and other costs until June 2010. The Company intends to cease using the location after May 2009 and seek to sublease the facility, if possible, after it is vacated; however, given expectations regarding the local commercial real estate rental market, the Company does not currently expect to find a sublessor. The estimated cost of rent and other expenses related to the dormant facility is approximately $415,000. The cost to move inventory and other assets to the Company’s other locations is expected to total $25,000.
Other Events and Circumstances Pertaining to Liquidity
     In March 2007, the Company entered into foreign exchange forward contracts (denominated in US and Hong Kong dollar), based on economic and market conditions and solely for the purpose of speculative trading, (See “Note 10. Financial Instruments”). The contract terms were for fixed periods and at March 31, 2008, the Company’s foreign exchange forward contracts had expiration dates that ranged from one to two months, with notional amounts of $10 million.
     At each balance sheet date the Company accounts for its foreign exchange forward contracts as a current asset with corresponding realized or unrealized gains and losses included in the income statement. Realized gains of $132,647 have been recorded as non-operating income in the nine months ended December 31, 2008. Realized gains of $281,308 and unrealized gains of $233,547 were recorded in the nine months ended December 31, 2007.
     As of June 2008, all foreign exchange forward contracts have expired and the Company has not entered into any new contracts.
Critical Accounting Policies
     For the three month period ended December 31, 2008, there were no significant changes to accounting policies from those reported in the Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
Inflation, Foreign Currency, and Interest Rates
     Neither inflation nor currency fluctuations had a significant effect on the Company’s results of operations during the third quarter of fiscal 2009. Emerson’s exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders. Emerson purchases virtually all of its products from manufacturers located in China.
     The interest on any borrowings under the Company’s credit facilities would be based on the prime rate, Federal Open Market Rate, and LIBOR.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the fiscal year ended March 31, 2008.
     At December 31, 2008, the Company’s investments include $8.9 million par value of auction rate securities. The estimated fair value of these investments no longer approximates par value. In the nine months ended December 31, 2008, the Company redeemed for cash $5.1 million of the face value of the securities, and recognized within its non-operating expenses and income, $431,000 of unrealized loss and $623,000 of realized gains. As of December 31, 2008, the total cash redemptions on the face value of the securities was $6.2 million and the full decline recognized from the par value of these investments was $1.8 million. The Company continues to monitor the market for these investments. Continued decline of the market or downgrade of the ratings for these investments may necessitate additional impairments, which could detrimentally impact the Company’s results of operations and cash flows. The Company does not expect it will be necessary to sell the auction rate securities to continue its operations, and the Company has obtained financing, secured by these investments, to mitigate their effect on funding of operations — see “Note 8. Borrowings”.
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
     Based on their evaluation as of December 31, 2008, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to reasonably ensure that the information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.
(b) Changes in Internal Controls Over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In late 2008, the plaintiffs in two previously disclosed derivative actions filed a consolidated amended complaint naming as defendants two current and one former director of the Company and alleging that the named defendants violated their fiduciary duties to Emerson in connection with a number of previously disclosed related party transactions with affiliates of Grande Holdings, Emerson’s controlling shareholder. In January 2009, the individual defendants filed an answer denying the material allegations of the complaint. The recovery, if any, in this action will inure to Emerson’s benefit.
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
Item 1A. Risk Factors
     There have been no changes in any risk factors previously disclosed in Emerson’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2008 except for the additional risk factors listed below.
     Recent events in domestic capital markets and the global economic downturn may adversely affect our access to financing or increase the cost of financing the Company’s operations.

     The global economic environment continues to be distressed by difficulties in the financial markets, which have led to curtailment of credit and increases in the degree of bankruptcies. Financial institution failures may impede the Company’s ability to obtain financing for its operations. The economic downturn may preclude the Company from realizing its business plan. The Company’s customers are primarily retailers. Some customers may have difficulty paying us, be slower to pay, or file for bankruptcy as a result of negative economic conditions. Prospects for new business and licensees could be hindered if economic conditions remain the same or worsen. The Company has implemented plans to lower expenses and reduce headcount, and a prolonged recession may cause the Company to take additional steps to reduce expenses.
     The Company’s investments in auction rate securities potentially may not be redeemable until maturity if the market for them does not recover. The Company may be required to sell these investments at a substantial discount from par if immediate operating requirements demand it. The Company’s revolving loan agreement with Citigroup Global Markets Inc., secured by these investments, is due on demand, and if the loan were called, the Company’s cash flows and liquidity could be affected.
     The Company has not hedged its interest rate exposure, and the Company’s indebtedness bears interest at variable rates, most notably Prime, the London interbank offered rate, and the Federal Open Market Rate. As a result, interest rate variations may result in increased interest expense, which could negatively affect funding available for the Company’s other requirements.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases:
     For the quarter ended December 31, 2008, the Company did not repurchase any shares under Emerson Radio Corp.’s common stock share repurchase program. The share repurchase program was publicly announced in September 2003 to repurchase up to 2,000,000 shares of Emerson’s outstanding common stock. Share repurchases are made from time to time in open market transactions in such amounts as determined in the discretion of Emerson’s management within the guidelines set forth by Rule 10b-18 under the Securities Exchange Act. Prior to the December 31, 2008 quarter, the Company repurchased 1,267,623 shares under this program. As of December 31, 2008, the maximum number of shares that are available to be repurchased under Emerson Radio Corp.’s common share repurchase program was 732,377. No shares have been repurchased under the program since June 14, 2005.

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

EMERSON RADIO CORP. (Registrant)
Date: February 13, 2009	/s/ Adrian Ma
Adrian Ma
Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2009	/s/ Greenfield Pitts
Greenfield Pitts
Chief Financial Officer (Principal Financial and Accounting Officer)