Form 10-K
period 2009-03-31
EMERSON RADIO CORP
filed 2009-07-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-07731
EMERSON RADIO CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3285224 (I.R.S. Employer Identification Number)
Nine Entin Road, Parsippany, NJ (Address of principal executive offices)	07054 (Zip Code)

Registrant’s telephone number, including area code:
(973) 884-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	NYSE Amex

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES     ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES ☑ NO.

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2008 (computed by reference to the last reported sale price of the Common Stock on the NYSE Amex on such date): $9,777,592.

Number of Common Shares outstanding at July 13, 2009: 27,129,832

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of the Form 10-K
Proxy Statement for 2009 Annual Meeting of Stockholders, or an amendment to this Annual Report on Form 10-K	Part III

PART I

This Annual Report on Form 10-K contains, in addition to historical information, “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. See “Business- Forward-Looking Statements.”

Item 1.	BUSINESS

The Company — Overview

Unless the context otherwise requires, the term “the Company” and “Emerson,” refers to Emerson Radio Corp. and its subsidiaries.

The Company designs, sources, imports and markets a variety of consumer electronic and houseware products, and licenses its trademarks to others on a worldwide basis for a variety of products.

At March 31, 2009, approximately 57.6% of the Company’s outstanding common stock was owned by direct or indirect subsidiaries of the Grande Group Limited, a Singapore corporation.

For additional disclosures of the Company’s major customers, as well as financial information about geographical areas of our operations, see Item 8 — “Financial Statements and Supplementary Data” — Note 16 “Business Segments”.

Supervision and Regulation

The Company files reports and other information with the Securities and Exchange Commission (the “SEC”) pursuant to the information requirements of the Securities Exchange Act of 1934. Readers may read and copy any document the Company files at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operations of the public reference room. The Company’s filings with the SEC are also available to the public from commercial document retrieval services and at the SEC’s website at www.sec.gov.

The Company makes available through its internet website free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to such reports and other filings made by the Company with the SEC, as soon as practicable after the Company electronically files such reports and filings with the SEC. The Company’s website address is www.emersonradio.com. The information contained in the Company’s website is not incorporated by reference in this report.

General

The Company, directly and through several subsidiaries, designs, sources, imports, markets, sells and licenses to certain licensees a variety of consumer electronic and houseware products, both domestically and internationally, under the Emerson® and HH Scott® brand names. These products include:

•	microwave ovens and other housewares products;

•	audio products and clock radios;

•	video products — televisions, digital video disc players (DVD) and video accessories; and

•	telephones, certain computer accessories, other consumer electronic products and mobile electronics.

The Company also licenses certain logos and trademarks from third parties for use on various products that the Company designs and distributes. These license agreements referred to as “inward licenses.”

The trade name “Emerson Radio” dates back to 1912 and is one of the oldest and most well respected names in the consumer electronics industry. See “Licensing and Related Activities.”

The Company believes it possesses an advantage over its competitors due to the combination of:

•	recognition of the “ ” brand;

•	the Company’s distribution base and established customer relations;

•	the Company’s sourcing expertise and established vendor relations;

•	an infrastructure with personnel experienced in servicing and providing logistical support to the domestic mass merchant distribution channel; and

•	the Company’s extensive experience in establishing license and distribution agreements on a global basis for a variety of products.

The Company intends to continue leveraging its core competencies to offer a broad variety of current and new consumer electronic and houseware products to customers. In addition, the Company intends to enter into licenses for the use of its trade names and trademarks by third parties, which the Company refers to as “outward licenses”. The Company continues to enter into distribution agreements that leverage its trademarks and utilize the logistical and sourcing advantages of unrelated third-parties for products that are more efficiently marketed through these agreements. The Company continuously evaluates potential licenses and distribution agreements. See “Licensing and Related Activities.”

The Company’s core business consists of selling, distributing, and licensing various low and moderately priced consumer electronic and houseware products in various categories. A substantial portion of the Company’s marketing and sales efforts are concentrated in the United States, although we also sell our products in certain other international regions.

Products

Emerson’s current product and branded categories consist of the following:

Housewares Products	Audio Products	Other

Microwave ovens	Digital clock radios	Televisions
Mini refrigerators	Portable stereo systems	DVD players
Toaster ovens	iPod compatible devices	Multi-media systems
Coffee makers	Shelf stereo systems	Telephones
Nostalgia/retro products

Growth Strategy

The Company believes growth opportunities exist through the implementation of the following:

•	new distribution channels for additional lines of housewares and other products;

•	higher penetration levels within our existing customers through increases in the products offered and sold;

•	expansion of the Company’s existing customer base in the United States through its sales staff and outside sales representative organizations;

•	expansion into distribution channels the Company currently utilizes through new products and existing products outside of its traditional markets in the United States and Canada;

•	development and sales of new products not presently being offered by the Company;

•	further development of the Company’s direct to consumer sales channel, primarily through the further development of its website;

•	continuing to capitalize on the Company’s “ ” and “H.H. Scott®”, as well as the recently acquired “Ölevia®”, trademarks through outward license agreements with third parties to license these trademarks for products not currently being sold, and in geographic areas not presently being serviced; and

•	expansion through strategic mergers with and acquisitions of other businesses.

The Company believes that its trademarks are recognized in many countries. A principal component of the Company’s growth strategy is to utilize this global recognition of its brand names and reputation for quality and cost competitive products to aggressively promote its products within the United States and targeted international geographic areas. The Company believes that it will be able to compete more effectively by applying innovative approaches to its current product line and augmenting its product line with complementary products. The Company intends to pursue such plans either independently or through relationships with other companies, including its relationship with Grande, as well as license arrangements, distributorship agreements and joint ventures. See “Licensing and Related Activities.”

Sales and Distribution

The Company’s Direct Import Program allows its customers to import and receive product directly from its contracted manufacturers located outside the United States. Under the Direct Import Program, title for the Company’s product passes to the customer in the country of origin when the product is shipped by the manufacturer. The Company also sells product to customers from its United States based finished goods inventory, which is referred to as the Domestic Program. Under the Domestic Program, title for product primarily passes at the time of shipment. Under both programs, the Company recognizes revenues at the time title passes to the customer. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company has an integrated system to coordinate the purchasing, sales and distribution aspects of its operations. The Company receives orders from its major accounts via electronic data interface, facsimile, telephone or mail. The Company does not have long-term contracts with any of its customers, but rather receives orders on an ongoing basis. Products imported by the Company, generally from the Far East, are shipped by ocean and/or inland freight and then stored in the Company’s warehouse facilities for shipment to customers. The Company monitors its inventory levels and goods in transit through the use of an electronic inventory system. When a purchase order under the Domestic Program is received, it is filled from the Company’s inventory and the warehoused product is labeled and prepared for outbound shipment to the customer by common, contract or small package carrier.

Domestic Marketing

In the United States, the Company markets its products primarily through:

•	mass merchandisers;

•	discount retailers;

•	toy retailers; and

•	distributors and specialty catalogers.

In fiscal 2009 and 2008, Wal-Mart Stores accounted for approximately 46% and 35% of the Company’s net revenues, respectively, and Target Stores accounted for approximately 27% and 24% of the Company’s net revenues, respectively. No other customer accounted for more than 10% of net revenues in either period. Management believes that a loss, or a significant reduction, of sales to Wal-Mart or Target would have a materially adverse effect on the Company’s business and results of operations.

Approximately 45% and 57% of the Company’s net revenues in fiscal 2009 and 2008, respectively, were made through third-party sales representative organizations that receive sales commissions and work in conjunction with the Company’s own sales personnel. With the Company’s permission, third-party sales representative organizations may sell competitive products in addition to the Company’s products. In most instances, either party may terminate a sales representative relationship on 30 days prior notice by the Company and 90 days prior notice by the sales representative organization in accordance with customary industry practice. The Company utilizes approximately 19 sales representative organizations, including one through which approximately 27% of its net revenues, including revenues from one of the Company’s two major customers described above, were made in fiscal 2009. For fiscal 2008, two sales representative organizations accounted for approximately 24% and 10% of net revenues. No other sales representative organization accounted for more than 10% of net revenues in either year. The remainder of the Company’s sales is to customers that are serviced by its sales personnel. Although sales and operating results could be negatively impacted, management does not believe that the loss of one or more sales representative organizations would have a material adverse effect on its business and results of operations, as the Company believes that new sales representative organizations could be identified if needed, although that could be a time consuming process.

Foreign Marketing

The Company primarily markets and distributes its products in the United States. Accordingly, foreign sales account for less than 10% of total revenues and are not considered material.

Licensing and Related Activities

Throughout various parts of the world, the Company is party to numerous distribution and outward license agreements with third party licensees that allow the licensees to manufacture and/or sell various products bearing the Company’s trademarks into defined geographic areas. The Company believes that such activities have had and will continue to have a positive impact on operating results by generating income with minimal, if any, incremental costs and without any working capital requirements, and intends to pursue additional licensing and distribution opportunities. The Company continues to protect its brand through rigid license and product selection and control processes. See Item 1A — “Risk Factors — Forward-Looking Information”, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 “License Agreements”.

Throughout various parts of the world, the Company maintains distribution and outward license agreements that allow the sale of various products bearing its trademarks into defined geographic areas, and intends to pursue additional licensing and distribution opportunities. The Company believes that such activities have had and will continue to have a positive impact on operating results by generating income with minimal, if any, incremental costs and without any working capital requirements. The Company continues to protect its brand through rigid license and product selection and control processes. See Item 1A — “Risk Factors — Forward-Looking Information”, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 “License Agreements”.

Design and Manufacturing

The Company’s products are manufactured by several original equipment manufacturers in accordance with the Company’s specifications. During fiscal 2009 and 2008, 100% of the Company’s purchases consisted of finished goods from foreign manufacturers, primarily located in People’s Republic of China, substantially all of which are imported into the United States.

The Company’s design team is responsible for product development and works closely with suppliers. The Company’s engineers determine the detailed cosmetic, electronic and other features for new products, which typically incorporate commercially available electronic parts to be assembled according to the Company’s designs. Accordingly, the exterior designs and operating features of the products reflect the Company’s judgment of current styles and consumer preferences.

The following summarizes the Company’s purchases from its major suppliers that provide more then 10% of the Company’s total purchases in fiscal 2009 or 2008:

	Fiscal Year
Supplier	2009	2008

Midea	38%	20%
Galanz	28%	35%
Lasco Industries	*	17%

*	less than 10%.

Midea manufactures housewares and other products and, during fiscal 2009, the Company transitioned from Galanz to Midea as its largest supplier. Before closing its manufacturing operations in China during fiscal 2009, Lasco Industries had provided the Company with a broad range of products, and had been the exclusive manufacturer of select items. During fiscal 2009, the Company identified alternate sources for these audio products. No other supplier accounted for more than 10% of the Company’s total purchases in fiscal 2009 or 2008. The Company considers its relationships with its suppliers to be satisfactory and believes that, barring any unusual material or part shortages or economic, fiscal or monetary conditions, the Company could develop alternative suppliers. No assurance can be given that ample supply of product would be available at current prices if the Company were required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts. See Item 1A — “Risk Factors — Forward — Looking Information”, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A — “Quantitative and Qualitative Disclosures about Market Risk.”

Warranties

The Company offers limited warranties for its consumer electronics, comparable to those offered to consumers by the Company’s competitors in the United States. Such warranties typically consist of a one year period for microwaves and a 90 day period for audio products, under which the Company pays for labor and parts, or offers a new or similar unit in exchange for a non-performing unit.

Returned Products

The Company’s customers return product to for a variety of reasons, including:

•	retailer return policies with their customers;

•	damage to goods in transit and cosmetic imperfections; and

•	mechanical failures.

The Company has entered into agreements with certain of its suppliers that require the supplier to accept returned defective product. The Company pays a fee to the supplier and in exchange receives a new unit.

Backlog

The Company does not believe that backlog is a significant factor. The ability of management to correctly anticipate and provide for inventory requirements is essential to the successful operation of the Company’s business.

Trademarks

The Company owns the

•	“ ”

•	“Emerson Research®”

•	“Girl Powertm”

•	“H.H. Scott®”

•	“iDEA®”

•	“IDIVA®”

•	“Ölevia®”

•	“Scott®”

•	“SmartSet®”

trademarks for certain consumer electronic products in the United States, Canada, Mexico and various other countries. Of the trademarks owned by the Company, those registered in the United States and Canada must be renewed at various times through 2018 and 2022 respectively. The Company’s trademarks are also registered in various other countries, for which registrations must be renewed at various times. The Company intends to renew all trademarks necessary for the conduct of its business. The Company considers the “ ” trademark to be of material importance to its business and, to a lesser degree, the remaining trademarks. The Company licenses “ ” and certain of its other trademarks to third parties, the scope of which is on a limited product and geographic basis and for a period of time. See “Licensing and Related Activities.”

Competition

The Company primarily competes in the low-to-medium-priced sector of the consumer electronics and houseware market. Management estimates that the Company has several dozen competitors that are manufacturers and/or distributors, many of which are much larger and have greater financial resources than the Company. The Company competes primarily on the basis of:

•	brand recognition;

•	reliability;

•	quality;

•	price;

•	design;

•	consumer acceptance of the Company’s products; and

•	quality service and support to retailers and their customers.

The Company also competes at the retail level for shelf space and promotional displays, all of which have an impact on our success in established and proposed distribution channels.

Seasonality

The Company generally experiences stronger demand from its customers for the Company’s products in the fiscal quarters ending September and December. However, during the last several years, this revenue pattern has been less prevalent due to the need for retailers to plan earlier for the winter holiday selling season and the Company’s ability to obtain additional orders to increase product demand during the March and June fiscal quarters.

Working Capital

The Company’s operations are impacted by seasonality because the Company generally records the majority of annual sales in the quarters ending September and December. This seasonality requires the Company to maintain higher inventory levels during the quarters ending June and September, which in turn increases the working capital needed during these periods. The Company also anticipates that cash flow from operations and the financing presently in place will provide sufficient liquidity to meet the Company’s operating and debt service cash requirements in the year ahead.

Government Regulation

Pursuant to the Tariff Act of 1930, as amended, the Trade Act of 1974 and regulations promulgated there under, the United States government charges tariff duties, excess charges, assessments and penalties on many imports. These regulations are subject to continuous change and revision by government agencies and by action of the United States Trade Representative and may have the effect of increasing the cost of goods purchased by the Company or limiting quantities of goods available to the Company from our overseas suppliers. A number of states have adopted statutes regulating the manner of determining the amount of payments to independent service centers performing warranty service on products such as those sold by the Company. Additional Federal legislation and regulations regarding the importation of consumer electronics products, including the products marketed by the Company, have been proposed from time to time and, if enacted into law, could adversely affect the Company’s financial condition and results of operations.

Product Liability and Insurance

Because of the nature of the products it sells, the Company is periodically subject to product liability claims resulting from personal injuries. The Company may also become involved in various lawsuits incidental to its business.

Although the Company maintains product liability insurance coverage, there can be no absolute assurance that the Company’s coverage limits will be sufficient to cover any successful product liability claims made against it in the future. In management’s opinion, any ultimate liability arising out of currently pending product liability claims will not have a material adverse effect on the Company’s financial condition or results of operations. However, any claims substantially in excess of the Company’s insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on the Company’s financial condition and results of operations.

Employees

As of June 30, 2009, the Company had approximately 127 employees, comprised of 48 in the United States and 79 in Asia. None of the Company’s employees are represented by unions, and we believe our labor relations are good.

Item 1A.	Risk Factors

The reader should carefully consider these risk factors in addition to those set forth in the Company’s financial statements or the notes thereto. Additional risks about which the Company is not yet aware or that the Company currently believes to be immaterial also may adversely affect the Company’s business operations. If any of the following occur, the Company’s business, financial condition or operating results may be adversely affected. In that case, the price of the Company’s common stock may decline.

Business Related Risks

Recent events in domestic capital markets and the global economic downturn may adversely affect the Company’s access to financing or may increase the cost of financing the Company’s operations.

The global economic environment continues to be distressed by difficulties in the financial markets, which have led to curtailment of credit and increases in the frequency of bankruptcies. Financial institution failures may impede the Company’s ability to obtain financing for its operations. The economic downturn may preclude the Company from realizing its business plan. The Company’s customers are primarily retailers. Some customers may have difficulty paying, be slower to pay, or file for bankruptcy as a result of negative economic conditions.

The Company’s investments in auction rate securities potentially may not be redeemable until maturity if the market for them does not recover. The Company may be required to sell these investments at a substantial discount from par if immediate operating requirements demand it. The Company’s revolving loan agreement with Citigroup Global Markets Inc., secured by these investments, is due on demand, and if the loan were called, the Company’s cash flows and liquidity could be affected. See “— A decline in the value of the auction rate securities included in our investments could materially adversely affect our liquidity.”

The Company has not hedged its interest rate exposure, and the Company’s indebtedness bears interest at variable rates, most notably Prime, the London interbank offered rate, and the Federal Open Market Rate. As a result, interest rate variations may result in increased interest expense, which could negatively affect funding available for the Company’s other requirements.

The global economic downturn and the decline in consumer spending have, and may continue to, adversely affect the Company’s results of operations and financial condition.

The Company’s customers are primarily retailers and as a result of the economic downturn, consumer spending for retail products, such as the Company’s products, has decreased significantly. Therefore, some of the Company’s customers have decreased the amount of product purchased from it. Prospects for new business and licensees could be hindered if economic conditions remain the same or worsen. For the year ended March 31, 2009, the Company reported net revenues of $200.6 million as compared with $223.2 million for the year ended March 31, 2008 and net loss of $4.8 million for the year ended March 31, 2009 as compared with net loss of $9.0 million for the year ended March 31, 2008. To mitigate the impact on the Company’s net income, the Company has implemented plans to lower expenses and reduce headcount, and a prolonged recession may cause the Company to take additional steps to reduce expenses. The Company can provide no assurances that such efforts to reduce expenses will minimize the impact on its net income or that the continuing global economic downturn will not further affect its results of operations and financial condition.

The majority ownership of the Company’s common stock by subsidiaries of The Grande Holdings Limited, a Hong Kong based group of companies, substantially reduces the influence of other stockholders, and the interests of The Grande Holdings Limited may conflict with the interests of the Company’s other stockholders.

The Grande Holdings Limited and its subsidiaries (collectively, “Grande”) own approximately 57.6% of the Company’s outstanding common stock as of June 30, 2009. As a result, Grande currently controls significantly the approval process for actions that require stockholder approval, including: the election of the Company’s directors and the approval of mergers, sales of assets or other significant corporate transactions or matters submitted for stockholder approval. Because of Grande’s ownership position, other stockholders have little or no influence over matters submitted for stockholder approval. Furthermore, the interests of the Company’s majority stockholder, Grande, may conflict with the interests of the Company’s other stockholders.

A number of the Company’s directors and senior executive officers also are managing directors or senior officers of Grande and have loyalties and fiduciary obligations to both Grande and the Company; those dual positions subject such persons to conflicts of interest in related party transactions which may cause such related party transactions to have consequences to the Company that are less favorable than those which the Company could have attained in comparable transactions with unaffiliated entities.

Christopher Ho, the Company’s Chairman of the Board, and Adrian Ma, the Chief Executive Officer and a director of the Company, are both Managing Directors of Grande. In addition, Messrs. Ho and Ma serve, respectively, as the Chairman of the Board and Chief Executive Officer of Grande. Also, Duncan Hon, a director of the Company, is an executive of Grande. These relationships create, or, at a minimum, appear to create potential conflicts of interest when members of the Company’s senior management are faced with decisions that could have different implications for the Company and Grande. As described in Note 3 to the Company’s financial statements and in the Company’s previous filings with the SEC, there have been a number of related party transactions between the Company and Grande which have been viewed as raising concerns about possible conflicts. In addition, in the past, Grande has failed to pay on a timely basis, amounts due and payable to the Company in connection with such related party transactions. Although Grande does not owe the Company any material amounts under any existing related party transactions as at March 31, 2009, the Company cannot ensure that Grande, in the future, will pay any amounts that become due and payable to the Company under any existing or future related party transactions on a timely basis or at all.

Although the Company has established procedures designed to ensure that future material related party transactions are fair to the Company, no assurance can be given as to how potentially conflicted board members or officers will evaluate their fiduciary duties to the Company and Grande, respectively, or how such individuals will act in such circumstances. Furthermore, the appearance of conflicts, even if such conflicts ultimately do not harm the Company, might adversely affect the public’s perception of the Company, as well as its relationship with its existing customers, licensors and licensees and its ability to enter into new relationships in the future.

Management has concluded that its internal control over financial reporting and related party transactions was not effective as of March 31, 2009 and that its previously reported financial statements for the three months ended June 30, 2008 and September 30, 2008 (but not for the six months ended September 30, 2008) need to be restated as described in the “Management Discussion and Analysis of Financial Condition and Results of Operations- Restatement of Prior Interim Period Financial Statements” section of this Report. As a result, the Company may be subject to regulatory scrutiny and sanction, its access to credit facilities necessary to fund its operations may be adversely affected, the Company’s investors may lose confidence in its reported financial information, the Company’s reputation may be damaged and the Company’s stock price may be negatively affected. In addition the Company may incur significant expenses in connection with restating its previously reported financial statements and remediating the weaknesses in its internal control over financial reporting which could have a negative effect on its operating results.

Based on the Company’s evaluation of the effectiveness of its internal control over financial reporting under the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that the Company’s internal control over financial reporting and related party transactions was not effective as of March 31, 2009. The process of designing and implementing effective internal controls is a continuous effort that requires the Company to anticipate and react to changes in its business and management and the economic and regulatory environments in which it operates and to expend significant resources to maintain a system of internal controls that is adequate to satisfy its reporting obligations as a public company. The Company cannot assure you that its remediation efforts will be effective or that it will be able to prevent material weaknesses from arising in the future.

For further detail, see “Item 9A. Controls and Procedures — Evaluation of Disclosure Controls and Procedures, and Management’s Report on Internal Control over Financial Reporting” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Restatement of Prior Interim Period Financial Statements”.

The loss or significant reduction in business of any of the Company’s key customers, including Wal-Mart and Target, could materially and adversely affect the Company’s revenues and earnings.

The Company is highly dependent upon sales of its products to Wal-Mart and Target. For the fiscal years ended March 31, 2009 and 2008, Wal-Mart accounted for approximately 46% and 35% of our net revenues, respectively, and Target accounted for approximately 27% and 24%, respectively, of the Company’s net revenues. No other customer accounted for greater than 10% of the Company’s net revenues during these periods. All customer purchases are made through purchase orders and the Company does not have any long-term contracts with its customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, Wal-Mart or Target will cause a material and adverse change in the Company’s revenues and operating results.

The Company depends on a limited number of suppliers for its products. The inability to secure products could reduce the Company’s revenues and adversely affect its relationship with its customers.

Although there are multiple suppliers for each of the Company’s products, The Company relies and is dependent on a limited number of suppliers for its main products, all of whom are located outside of the United States. This reliance involves a number of significant potential risks, including:

•	lack of availability of materials and interruptions in delivery of components and raw materials from suppliers;

•	manufacturing delays caused by such lack of availability or interruptions in delivery;

•	fluctuations in the quality and the price of components and raw materials, in particular due to the petroleum price impact on such materials; and

•	risk related to foreign operations.

The Company does not have any long-term or exclusive purchase commitments with any of its suppliers. Midea and Galanz were the Company’s largest suppliers during fiscal 2009, each of which accounted for more than 10% of the Company’s purchases of products during the fiscal year. The Company’s failure to maintain existing relationships with its suppliers or to establish new relationships in the future could negatively affect the Company’s ability to obtain products in a timely manner. If the Company is unable to obtain an ample supply of product from its existing suppliers or alternative sources of supply, it may be unable to satisfy its customers’ orders, which could materially and adversely affect the Company’s revenues and relationships with its customers.

If the Company’s contract manufacturers are unable to deliver products in the required amounts and in a timely fashion, the Company could experience delays or reductions in shipments to its customers, which could materially and adversely affect the Company’s revenues and relationships with its customers. Unanticipated disruptions in the Company’s operations, slowdowns or shutdowns by its suppliers, manufacturers and shipping companies could adversely affect the Company’s ability to deliver its products and services to its customers which could materially and adversely affect the Company’s revenues and relationships with its customers.

The Company’s ability to provide high quality customer service, process and fulfill orders, and manage inventory depends on the efficient and uninterrupted operation of its distribution centers and the timely and uninterrupted performance of third party manufacturers and suppliers, shipping companies and dock workers. Any material disruption, slowdown or shutdown of the Company’s operation of its call center, distribution centers, or management information systems, or comparable disruptions, slowdowns or shutdowns suffered by the Company’s principal manufacturers, suppliers and shippers could cause delays in the Company’s ability to receive, process and fulfill customer orders and may cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused. As a result, the Company’s revenues and operating results could be materially and adversely affected.

All of the Company’s products are manufactured in accordance with its specifications by factories principally located in China. If the Company is unable to obtain products from these factories in the required quantities and quality and in a timely fashion, the Company could experience delays or reductions in product shipments to its customers, which could negatively affect the Company’s ability to meet the requirements of its customers, as well as its relationships with its customers, which in turn could materially and adversely affect the Company’s revenues and operating results.

Substantially all of the Company’s suppliers are located in China. Inadequate development and maintenance of infrastructure in China, including inadequate power and water supplies, transportation and raw materials availability, and the deterioration in the general political, economic and social environments in China may make it difficult, more expensive and possibly prohibitive for these suppliers to continue to operate in China. During the fiscal year ended March 31, 2009, one of the Company’s significant suppliers closed its manufacturing operation in China, and the Company identified alternate sources for these products. Although the Company has implemented procedures to recertify all of its existing and future suppliers and manufacturers of its products, there can be no assurance that these recertification procedures are adequate or that any of the Company’s recertified suppliers and manufacturers will not close their facilities. If the Company cannot find suitable replacements for any manufacturers that have or may in the future close their facilities, the Company’s revenues and operating results could be materially and adversely affected.

The failure by the Company to maintain its relationships with its licensees, licensors and distributors or the failure to obtain new licensees, licensors or distribution relationships could materially and adversely affect the Company’s revenues and earnings.

The Company maintains agreements that allow licensees to use the Company’s trademarks for the manufacture and sale of specific consumer electronics and other products. In addition, the Company maintains agreements for the distribution of products bearing its brands into defined geographic areas. Although the Company has entered into agreements with certain of its licensees and distributors of its products, most have terms of three years or less, including the Company’s agreement with Funai, which expires in December 2010 unless renewed. The Company cannot assure that such agreements will be renewed or that the Company’s relationships with its licensees or distributors will be maintained on satisfactory terms or at all. The failure to maintain its relationships with Funai and other licensees and distributors on terms satisfactory to the Company, the failure to obtain new licensees or distribution relationships or the failure by the Company’s licensees to protect the integrity and reputation of the Company’s trademarks could materially and adversely affect the Company’s licensing revenues and earnings.

The Company is also party to a license agreement with Mattel pursuant to which it licenses the Barbietm, HotWheelstm and U.B. Funkeystm names, trademarks and logos and distributes product branded as such. The license agreement expires in December 2009 and will not be renewed. The Company may not be able to maintain or extend such relationships which could adversely affect the Company’s revenues and earnings.

The Company’s business could be materially and adversely affected if it cannot protect its intellectual property rights or if it infringes on the intellectual property rights of others.

The Company’s ability to compete effectively depends on its ability to maintain and protect its proprietary rights. The Company owns the Emerson® and other trademarks, which are materially important to its business, as well as other trademarks, a patent, licenses and proprietary rights that are used for certain of its home entertainment and consumer electronics products. The Company’s trademarks are registered throughout the world, including the United States, Canada, Mexico, France, Spain, Germany, China, Japan, India and the United Kingdom. The Company also has two patents in the United States on its SmartSet® technology, one of which expires in May 2020 and the other of which expires in April 2025. The laws of some foreign countries in which the Company operates may not protect the Company’s proprietary rights to the same extent as do laws in the United States. The protections afforded by the laws of such countries may not be adequate to protect the Company’s intellectual property rights.

Third parties may seek to challenge, invalidate, circumvent or render unenforceable any trademarks, patents or proprietary rights owned by or licensed to the Company. In addition, in the event third party licensees fail to protect the integrity of the Company’s trademarks, the value of these marks could be materially and adversely affected. The Company’s inability to protect its proprietary rights could materially and adversely affect the license of its trade names, trademarks and patents to third parties as well as its ability to sell its products. Litigation may be necessary to enforce the Company’s intellectual property rights, protect the Company’s trade secrets; and determine the scope and validity of such intellectual property rights. Any such litigation, whether or not successful, could result in substantial costs and diversion of resources and management’s attention from the operation of the Company’s business.

The Company may receive notices of claims of infringement of other parties’ proprietary rights. Such actions could result in litigation and the Company could incur significant costs and diversion of resources in defending such claims. The party making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief. Such relief could effectively block the Company’s ability to make, use, sell, distribute or market its products and services in such jurisdiction. The Company may also be required to seek licenses to such intellectual property. The Company cannot predict, however, whether such licenses would be available or, if available, that such licenses could be obtained on terms that are commercially reasonable and acceptable to the Company. The failure to obtain the necessary licenses or other rights could delay or preclude the sale, manufacture or distribution of its products and could result in increased costs to the Company.

The Company’s revenues and earnings could be materially and adversely affected if it cannot anticipate market trends or enhance existing products or achieve market acceptance of new products.

The Company’s success is dependent on its ability to anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and developing new products. In addition, to increase the Company’s penetration of current markets and gain footholds in new markets for its products, the Company must maintain its existing products and integrate them with new products. The Company may not be successful in developing, marketing and releasing new products that respond to technological developments or changing customer needs and preferences. The Company may also experience difficulties that could delay or prevent the successful development, introduction and sale of these new products. These new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements to the Company’s products are delayed, or if these products or enhancements fail to achieve market acceptance when released, the Company’s sales volume may decline and earnings could be materially and adversely affected. In addition, new products or enhancements by the Company’s competitors may cause customers to defer or forgo purchases of the Company’s products, which could also materially and adversely affect the Company’s revenues and earnings.

Foreign regulations and changes in the political, public health and economic conditions in the foreign countries in which the Company operates its business could affect the Company’s revenues and earnings materially and adversely.

The Company derives a significant portion of its revenue from sales of products manufactured by third parties located primarily in China. In addition, third parties located in China and other countries located in the same region produce and supply many of the components and raw materials used in the Company’s products. Conducting an international business inherently involves a number of difficulties and risks that could materially and adversely affect the Company’s ability to generate revenues and could subject the Company to increased costs. Among the factors that may adversely affect the Company’s revenues and increase its costs are:

•	currency fluctuations which could cause an increase in the price of the components and raw materials used in the Company’s products and a decrease in its profits;

•	Chinese labor laws;

•	labor shortages in manufacturing facilities located in China;

•	the elimination or reduction of value-added tax refunds to Chinese factories that manufacture products for export;

•	the rise of inflation and substantial economic growth in China;

•	more stringent export restrictions in the countries in which the Company operates which could adversely affect its ability to deliver its products to its customers;

•	tariffs and other trade barriers which could make it more expensive for the Company to obtain and deliver its products to its customers;

•	political instability and economic downturns in these countries which could adversely affect the Company’s ability to obtain its products from its manufacturers or deliver its products to its customers in a timely fashion;

•	seasonal reductions in business activity in these countries during the summer months which could adversely affect the Company’s sales; and

•	new restrictions on the sale of electronic products containing certain hazardous substances.

Any of factors described above may materially and adversely affect the Company’s revenues and/or increase its operating expenses.

Most of the Company’s suppliers are located in China which is a developing nation governed by a one party government and may be more susceptible to political, economic, and social upheaval than other nations.

Most of the Company’s suppliers are located in China. China is a developing country governed by a one-party government. China is also a country with an extremely large population, widening income gaps between rich and poor and between urban and rural residents, minority ethnic and religious populations, and growing access to information about the different social, economic, and political systems found in other countries. China has also experienced extremely rapid economic growth over the last decade, and its legal and regulatory systems have changed rapidly to accommodate this growth. These conditions make China unique and may make it susceptible to major structural changes. Such changes could include a reversal of China’s movement to encourage private economic activity, labor disruptions or other organized protests, nationalization of private businesses, civil strife, strikes, acts of war and insurrections. If any of these events were to occur, it may disrupt the Company’s access to its suppliers and/or disrupt the operations of the Company’s suppliers, which may significantly affect the Company’s results of operations and financial performance.

The Company may not be able to enforce its rights in China.

The legal and judicial systems in the China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the China judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China’s legal system is based on civil law, or written statutes; a decision by one judge does not set a legal precedent that must be followed by judges in other cases. In addition, the interpretation of Chinese laws may vary to reflect domestic political changes.

The laws of China are likely to govern many of the Company’s supplier agreements. The Company cannot assure you that it will be able to enforce its rights in its supplier agreements. The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of the Company’s supplier agreements may have a material adverse impact on the Company’s operations.

The inability to use its tax net operating losses could result in a charge to earnings and could require the Company to pay higher taxes.

The Company has substantial tax net operating losses available to reduce taxable income for federal and state income tax purposes. A portion of the benefit associated with the tax net operating losses has been recognized as a deferred tax asset in the Company’s financial statements and could be used to reduce its tax liability in future profitable periods. The Company believes these net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured, the Company believes it is more likely than not that most of the remaining net deferred tax assets will be realized prior to expiration. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed, or estimates of future taxable income during the carry-forward period is reduced.

The Company is subject to intense competition in the industry in which it operates, which could cause material reductions in the selling price of its products or losses of its market share.

The consumer electronics and houseware industry is highly competitive, especially with respect to pricing and the introduction of new products and features. The Company’s products compete in the low to medium-priced sector of the consumer electronics and houseware market and compete primarily on the basis of reliability, brand recognition, quality, price, design, consumer acceptance of the Emerson® trademark and quality service and support to retailers and its customers. In recent years, the Company and many of its competitors, have regularly lowered prices, and the Company expects these pricing pressures to continue. If these pricing pressures are not mitigated by increases in volume, cost reductions from the Company’s suppliers or changes in product mix, the Company’s revenues and profits could be substantially reduced. As compared to the Company, many of its competitors have significantly greater managerial, financial, marketing, technical and other competitive resources and greater brand recognition. As a result, the Company’s competitors may be able to (i) adapt more quickly to new or emerging technologies and changes in customer requirements; (ii) devote greater resources to the promotion and sale of their products and services; and (iii) respond more effectively to pricing pressures.

In addition, competition could increase if new companies enter the market, existing competitors expand their product mix or the Company expands into new markets. An increase in competition could result in material price reductions or loss of the Company’s market share.

The seasonality of the Company’s business, changes in consumer spending and economic conditions may cause its quarterly operating results to fluctuate and cause its stock price to decline.

The Company’s net revenue and operating results may vary significantly from quarter to quarter, which may adversely affect its results of operations and the market price for its common stock. Factors that may cause these fluctuations include:

•	seasonal variations in operating results;

•	changes in market and economic conditions;

•	the discretionary nature of consumers’ demands and spending patterns;

•	variations in the sales of the Company’s products to its significant customers;

•	increases in returned consumer electronics products in the March quarter which follows the Company’s peak September and December selling quarters;

•	variations in manufacturing and supplier relationships;

•	if the Company is unable to correctly anticipate and provide for inventory requirements from quarter to quarter, it may not have sufficient inventory to deliver its products to its customers in a timely fashion or the Company may have excess inventory that it is unable to sell;

•	new product developments or introductions;

•	product reviews and other media coverage;

•	competition, including competitive price pressures; and

•	political instability, war, acts of terrorism or other disasters.

If the Company’s sales during the holiday season fall below its expectations, its operating results also could fall below expectations.

Sales of the Company’s products are somewhat seasonal due to consumer spending patterns, which tend to result in significantly stronger sales in the Company’s September and December fiscal quarters, especially as a result of the holiday season. This pattern probably will not change significantly in the future. If the economy faltered in these periods, if the Company’s customers altered the timing or frequency of their promotional activities or if the effectiveness of these promotional activities declined, particularly around the holiday season, the Company’s annual operating results could be materially adversely affected. Due to the seasonality of its business, the Company’s results for interim periods are not necessarily indicative of its results for the year.

If the Company’s third party sales representatives fail to adequately promote, market and sell the Company’s products, the Company’s revenues could significantly decrease.

A significant portion of the Company’s product sales are made through third party sales representative organizations, whose members are not employees of the Company. The Company’s level of sales depends on the effectiveness of these organizations, as well as the effectiveness of its own employees. Some of these third party representatives may sell (and do sell), with the Company’s permission, competitive products of third parties as well as the Company’s products. During the Company’s fiscal years ended March 31, 2009 and 2008, these organizations were responsible for approximately 45% and 57%, respectively, of its net revenues during such periods. In addition, two of these representative organizations were responsible for a significant portion of these revenues. If any of the Company’s third party sales representative organizations engaged by the Company, especially the Company’s two largest, fails to adequately promote, market and sell its products, the Company’s revenues could be significantly decreased until a replacement organization or distributor could be retained by the Company. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.

The Company could be exposed to product liability or other claims for which its product liability or other insurance may be inadequate.

A failure of any of the products marketed by the Company may subject it to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of its products. Although the Company currently maintains product liability insurance in amounts which the Company considers adequate, the Company cannot assure that:

•	its insurance will provide adequate coverage against potential liabilities;

•	adequate product liability insurance will continue to be available in the future; or

•	its insurance can be maintained on acceptable terms.

Although the Company maintains liability insurance in amounts that it considers adequate, the Company cannot assure that such policies will provide adequate coverage against potential liabilities. To the extent product liability or other litigation losses are beyond the limits or scope of the Company’s insurance coverage, the Company’s expenses could materially increase.

A decline in the value of the auction rate securities included in the Company’s investments could materially adversely affect its liquidity.

The Company’s investments include auction rate securities, with estimated fair value of $6.0 million at March 31, 2009. Auction rate securities are securities with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors typically can sell at auction or continue to hold the securities. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. The Company’s auction rate securities consist of interests in pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities. Liquidity for the Company’s auction rate securities typically is provided by an auction process that resets the applicable interest rate every 7 to 35 days.

In early February 2008, the Company’s auction rate securities failed to sell at auction due to sell orders exceeding buy orders. Later in February and again in March 2008, the Company received approximately $1.1 million in partial redemptions of its auction rate securities. During fiscal 2009, the Company received a further $5.8 million in partial calls. Currently, the funds associated with the Company’s remaining auction rate securities that have failed auction, may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called or the underlying securities have matured. As a result of the recent instability in the market for auction rate securities, there may be a future decline in the value of the Company’s auction rate securities. A decline in the value of these securities that is not temporary could materially adversely affect the Company’s liquidity and income.

Any substantial indebtedness the Company incurs from time to time may adversely affect its ability to obtain additional funds and may increase its vulnerability to economic or business downturns.

From time to time the Company may incur substantial debt in connection with its operations. As a result, the Company may be subject to the risks associated with indebtedness, including:

•	because the Company would need to dedicate a portion of its cash flows from operations to pay debt service costs, the Company would have less funds available for operations and other purposes;

•	it may be more difficult and expensive to obtain additional funds through financings, if such funds are available at all;

•	the Company would be more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in its industry and general economic conditions; and

•	if the Company were to default under any of its existing credit facilities or if its creditors were to demand payment of a portion or all of its indebtedness, it may not have sufficient funds to make such payments.

The Company has pledged substantially all of its assets to secure its borrowings under its credit facilities and is subject to covenants that may restrict its ability to operate its business.

The Company’s indebtedness under its credit facilities is secured by substantially all of its assets. If the Company defaults under the indebtedness secured by its assets, those assets would be available to the secured creditor to satisfy its obligations to the secured creditor. In addition, its credit facilities impose certain restrictive covenants, including financial, ownership, operational and net worth covenants. Failure to satisfy any of these covenants could result in all or any of the following:

•	acceleration of the payment of its outstanding indebtedness;

•	its inability to borrow additional amounts under its existing financing arrangements; and

•	its inability to secure financing on favorable terms or at all from alternative sources.

Any of these consequences could significantly reduce the amount of cash and financing available to it which in turn would adversely affect its ability to operate its business, including acquiring its products from its manufacturers and distributing its products to its customers.

Market Related Risks

Grande’s controlling interest in the Company’s common stock as well as its organizational documents and Delaware law make it difficult for the Company to be acquired without the consent and cooperation of Grande, the Company’s board of directors and management.

Grande’s controlling interest in the Company’s shares as well as several provisions of its organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of its common stock. Under the terms of the Company’s certificate of incorporation, its board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The ability to issue shares of preferred stock could tend to discourage takeover or acquisition proposals not supported by its current board of directors.

If the Company’s common stock is de-listed from the NYSE Amex, shareholders liquidity in their shares may be adversely affected and shareholders may have difficulty selling their shares or attaining a satisfactory price.

In order for the Company’s common stock to be eligible to continue to be listed on the NYSE Amex, the Company must meet the current NYSE Amex continued listing requirements, including satisfying the Audit Committee composition requirements and the timely filing of periodic reports with the Securities and Exchange Commission. In addition, because the Company is a “controlled company” under the rules of the NYSE Amex, the Company is not required to comply with the rules relating to independent directors, board nominations and executive compensation. During fiscal 2007, the Company failed to timely file its report on Form 10-Q for the quarter ended December 31, 2006. The Company also has received notices from the American Stock Exchange in the past for failure to meet certain continued listing requirements. If the Company is unable to continue to meet these requirements, its common stock could be de-listed from the NYSE Amex. If the Company’s common stock were to be de-listed from the NYSE Amex, its common stock could continue to trade on the National Association of Securities Dealers’ over-the-counter bulletin board or on the Pink Sheets, as the case may be. Any such de-listing of the Company’s common stock could have an adverse effect on the market price of, and the efficiency of the trading market for its common stock, in terms of the number of shares that can be bought and sold at a given price and through delays in the timing of transactions and less coverage of the Company by securities analysts, if any. It also could have an adverse effect on the Company’s ability to raise capital in the public or private equity markets if the Company were to determine that it needs to seek additional equity capital in the future.

Forward-Looking Information

This report contains forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company’s control, and which may cause its actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through the use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	limited access to financing or increased cost of financing resulting from the global economic downturn;

•	the decline in, and any further deterioration of, consumer spending for retail products, such as the Company’s products;

•	the Company’s ability to resist price increases from its suppliers or pass through such increases to its customers;

•	the loss of any of the Company’s key customers or reduction in the purchase of the Company’s products by any such customers;

•	conflicts of interest that exist based on the Company’s relationship with Grande;

•	the Company’s inability to improve and maintain effective internal controls or the failure by its personnel to comply with such internal controls;

•	the Company’s inability to maintain its relationships with its licensees and distributors or the failure to obtain new licensees or distribution relationships on favorable terms;

•	the Company’s inability to anticipate market trends, enhance existing products or achieve market acceptance of new products;

•	the Company’s dependence on a limited number of suppliers for its components and raw materials;

•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;

•	the seasonality of the Company’s business, as well as changes in consumer spending and economic conditions;

•	the failure of third party sales representatives to adequately promote, market and sell the Company’s products;

•	the Company’s inability to protect its intellectual property;

•	the effects of competition;

•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;

•	changes in accounting policies, rules and practices; and

•	the other factors listed under “Risk Factors” in this Annual Report on Form 10-K and other filings with the SEC.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this annual report or the date of the document incorporated by reference into this annual report. The Company has no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. The Company has expressed its expectations, beliefs and projections in good faith and the Company believes they have a reasonable basis. However, the Company cannot assure you that its expectations, beliefs or projections will result or be achieved or accomplished.

Item 2.	PROPERTIES

The following table sets forth the material properties owned or leased by the Company:

	Approximate
	Square
Facility Purpose	Footage	Location	Lease Expires

Corporate headquarters	22,500	Parsippany, NJ	December 2009
New York office	3,032	New York, NY	July 2012
China office	1,489	Zhong Shan, China	June 2009*
Hong Kong office	19,484	Hong Kong, China	December 2009
Macao office	4,333	Macao, China	March 2011
Warehouse	97,100	Irving, TX	June 2010
Warehouse	180,650	Mira Loma, CA	June 2011

*	The lease automatically renews on a month-by-month basis, unless a one month cancellation notice is given by either party.

Periodically, depending on need and circumstances, the Company may also utilize public warehouse space with terms typically of one year or less. Public warehouse expenses vary based upon the volume and value of products shipped from each leased location.

The Company believes that the properties used for its operations are in satisfactory condition and adequate for its present and anticipated future operations. In advance of the termination of the lease on its corporate headquarters in December 2009, the Company intends to purchase an office building in New Jersey for use as its new headquarters location.

Item 3.	LEGAL PROCEEDINGS

In re: Emerson Radio Shareholder Derivative Litigation.  In late 2008, the plaintiffs in two previously filed derivative actions (the Berkowitz and Pinchuk actions) filed a consolidated amended complaint naming as defendants two current and one former director of the Company and alleging that the named defendants violated their fiduciary duties to the Company in connection with a number of related party transactions with affiliates of Grande Holdings, the Company’s controlling shareholder. In January 2009, the individual defendants filed an answer denying the material allegations of the complaint and the litigation currently is in the discovery stage. The recovery, if any, in this action will inure to the Company’s benefit.

Except for the litigation matters described above, the Company is not currently a party to any legal proceedings other than litigation matters, in most cases involving ordinary and routine claims incidental to our business. Management cannot estimate with certainty the Company’s ultimate legal and financial liability with respect to such pending litigation matters. However, management believes, based on our examination of such matters, that the Company’s ultimate liability will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

(a) Market Information

The Company’s common stock began trading on the American Stock Exchange under the symbol MSN on December 22, 1994, and currently trades on the NYSE Amex under the same symbol, as a result of NYSE Euronext’s acquisition of the American Stock Exchange in 2008. The following table sets forth the range of high and low sales prices for the Company’s common stock as reported by the NYSE Amex and American Stock Exchanges during the last two fiscal years.

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low

First Quarter	$1.39	$1.02	$3.30	$2.90
Second Quarter	1.30	.30	3.05	2.12
Third Quarter	.90	.43	2.75	1.20
Fourth Quarter	.75	.41	1.45	1.01

There is no established trading market for our Series A convertible preferred stock, whose conversion feature expired as of March 31, 2002.

(b) Holders

At June 22, 2009, there were approximately 287 stockholders of record of our common stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our common stock is held of record in broker “street names”.

(c) Dividends

The Company’s policy has been to retain all available earnings, if any, for the development and growth of its business. The Company has not paid and does not intend to pay cash dividends on its common stock. In addition, The Company’s credit facility restricts its ability to pay cash dividends on its common stock.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations:

As a result of the Company’s sale of its membership in the ASI joint venture in April 2009, the results of operations of the Company’s membership interest in the ASI joint venture have been presented as discontinued operations for all periods presented.

The following table summarizes certain financial information for the fiscal years ended March 31 (in thousands):

	2009	2008

Net revenues	$200,596	$223,174
Cost of sales	182,346	200,998
Other operating costs and expenses	5,762	6,097
Selling, general and administrative	16,889	23,285

Operating (loss) income	(4,401)	(7,206)
Gain on sale of building	—	854
Gain on foreign exchange forward contracts	—	465
Interest income (expense), net	245	303
Loss on impairment of securities	(117)	(1,952)

(Loss) income from continuing operations before income taxes and minority interest	(4,273)	(7,536)
(Benefit) provision for income taxes	(90)	1,427

Net (loss) income from continuing operations	$(4,183)	$(8,963)

Results of Continuing Operations — Fiscal 2009 compared with Fiscal 2008

Net Revenues — Net revenues for fiscal 2009 were $200.6 million as compared to $223.2 million for fiscal 2008, a decrease of $22.6 million or 10.1%. Net revenues are primarily comprised of Emerson® branded product sales, themed product sales and licensing revenues. Emerson® branded product sales are earned from the sale of products bearing the Emerson® or HH Scott® brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson® and HH Scott® brand names to licensees for a fee. The major elements which contributed to the overall decrease in net revenues were as follows:

i) Home appliances product sales increased $12.8 million, or 10.0%, to $140.4 million in fiscal 2009 as compared to $127.6 million in fiscal 2008, on increases across all existing product categories, and the addition of one new category, coffee makers, during fiscal 2009. In fiscal 2009, home appliance product sales consisted of microwave ovens, small refrigerators, wine coolers, toaster ovens and coffee makers;

ii) Emerson® branded products sales, excluding home appliances products, were $44.9 million in fiscal 2009 compared to $78.9 million in fiscal 2008, a decrease of $34.0 million, or 43.1%, primarily resulting from decreased sales volumes across the entire audio product category;

iii) Themed product sales were $8.4 million in fiscal 2009 compared to $9.4 million in fiscal 2008, a decrease of $1.0 million, or 11.5%, primarily due to lower sales of Mattel® products and the discontinuance of Nickelodeon® products;

iv) Licensing revenues of $6.9 million in fiscal 2009 were unchanged from fiscal 2008. The Company’s largest license agreement is with Funai Corporation, Inc. (“Funai”), which expires December 31, 2010. The agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the ‘‘  ” trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, the Company will receive non-refundable minimum annual royalty payments of $4.3 million each calendar year and a license fee on sales of product subject to the agreement in excess of the minimum annual royalties. During fiscal 2009 and 2008, revenues of $4,940,000 and $4,601,000, respectively, were recorded under this agreement.

Cost of Sales — In absolute terms, cost of sales decreased $18.7 million, or 9.3%, to $182.3 million in fiscal 2009 as compared to $201.0 million in fiscal 2008. Cost of sales, as a percentage of net revenues, was 90.9% in fiscal 2009 as compared to 90.0% in fiscal 2008. Cost of sales as a percentage of net revenues less license revenues was 94.1% in fiscal 2009 as compared to 92.9% in fiscal 2008. The decrease in absolute terms for fiscal 2009 as compared to fiscal 2008 was primarily related to the decrease in sales volume.

Gross profit margins across all product categories were under significant pressure during fiscal 2009 due to the global economic environment, its impact on our customers’ buying habits, and the pricing to our major customers within the categories where the Company competes. The Company’s products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive and subject to intense margin pressure.

Other Operating Costs and Expenses — Other operating costs and expenses include those components as described in Note 1 of the Notes to the Consolidated Financial Statements. Other operating costs and expenses as a percentage of net revenues were 2.9% in fiscal 2009 and 2.7% in fiscal 2008. In absolute terms, other operating costs and expenses decreased $0.3 million, or 5.5%, to $5.8 million for fiscal 2009 as compared to $6.1 million in fiscal 2008.

Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 8.4% in fiscal 2009 as compared to 10.4% in fiscal 2008. S,G&A, in absolute terms, decreased $6.4 million, or 27.5%, to $16.9 million in fiscal 2009 as compared to $23.3 million in fiscal 2008. The decrease in S,G&A in absolute terms between fiscal 2009 and 2008 was primarily due to a decrease in legal fees of $1.5 million, freight out costs of $1.5 million, personnel costs of $1.5 million, and decreases in miscellaneous other expenses.

Interest Income (Expense), net — Interest income, net, from third parties, was $245,000 in fiscal 2009 as compared to $140,000 in fiscal 2008, and was higher due to interest earned on auction rate securities held in fiscal 2008 and lower inventory and accounts receivable balances. Interest income, net, including interest from related parties, decreased in fiscal 2009 versus fiscal 2008 due to inclusion in the first quarter of fiscal 2008 of $163,000 of interest income on a note due from a related party, which was repaid in the same period.

Loss on impairment of securities — During fiscal 2009, the Company recorded a net impairment charge of $117,000 on its auction rate securities. This compares to the fiscal 2008 net impairment charge of $1.95 million recorded during the fourth quarter of fiscal 2008, due to a decline in fair value which was deemed to be other than temporary. Our valuation and impairment was estimated by comparing current value based on projected cash flows discounted to the present and taking into account yields of similar illiquid instruments and assumptions about the extent of the failure of the auction process and the amount of discounts demanded in sales of comparable securities. The Company will continue to review any investments with a fair value less than the carrying value at each reporting period. See Item 1A. Risk Factors and Note 12 “Marketable Securities”.

Provision (benefit) for Income Taxes — In fiscal 2009, the Company recorded an income tax benefit of $90,000 attributable to the loss from continuing operations of $4.3 million. In fiscal 2008, the Company recorded a net income tax provision of $1.4 million, which largely represented deferred tax charges associated with the Company’s profits in the United States and the settlement in fiscal 2008 of the Company’s predecessor’s California franchise taxes. See Item 8 — “Financial Statements and Supplementary Data — Note 7 — Income Taxes”.

Net loss from continuing operations — As a result of the foregoing factors, the Company’s net loss from continuing operations was $4.2 million for fiscal 2009 as compared to a net loss from continuing operations of $9.0 million for fiscal 2008.

Liquidity and Capital Resources

General

As of March 31, 2009, the Company had cash and cash equivalents of approximately $22.5 million, compared to approximately $14.3 million at March 31, 2008. Working capital increased to $44.8 million at March 31, 2009 as compared to $44.3 at March 31, 2008. The increase in cash and cash equivalents of approximately $8.2 million was due to increases in cash provided by investing and financing activities of $5.8 million and $5.4 million, respectively, partially offset by a usage of cash from operations of $3.0 million.

Cash used by operating activities was approximately $3.0 million for fiscal 2009, resulting from the net loss from continuing operations of $4.2 million, the temporary classification of $3.0 million of cash as restricted to ensure the release of letters of credit, if needed, by the Company’s lender, lower level of accounts payable ($2.8 million) due to reduction of unsettled supplier payables on the Company’s direct import sales, which represent sales under letter of credit arrangements, partially offset by lower inventories ($4.4 million) and accounts receivable ($2.9 million).

Net cash provided by investing activities was $5.8 million for fiscal 2009, which was attributable to partial calls on the auction rate securities ($5.8 million), disposition of the Company’s membership interest in ASI ($0.4 million), offset by purchases of showroom furniture and computer equipment for the Company’s US operations as well as tooling by a foreign subsidiary related to sourcing of product.

Net cash provided by financing activities was $5.4 million for fiscal 2009, resulting from short-term borrowings made against the unredeemed portion of still outstanding auction rate securities.

Wachovia

On December 23, 2005, the Company entered into a $45.0 million Revolving Credit Agreement with Wachovia Bank. This credit facility provides for revolving loans subject to individual maximums which, in the aggregate, are not to exceed the lesser of $45.0 million or a “Borrowing Base” as defined in the loan agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime plus 1.00% to 1.50% or, at the Company’s election, the London Interbank Offered Rate (“LIBOR”) plus 2.50% to 3.00% depending on excess availability. Pursuant to the loan agreement, the Company is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender’s prior consent and is subject to certain leverage financial covenants. Borrowings under the loan agreement are secured by substantially all of the Company’s tangible assets.

At March 31, 2009 and March 31, 2008, there were approximately $13.0 million and $10.8 million of letters of credit outstanding under this facility.

At March 31, 2009, the Company held approximately $3.0 million in restricted cash to ensure the release of additional letters of credit for trade purchases of inventory, if necessary.

At March 31, 2009, as a result of failing to meet the fixed charge coverage ratio requirement, the Company was not in compliance with the covenants of the Wachovia Loan Agreement. The lender agreed to waive such defaults, and the Company and the lender negotiated an amendment to the loan and security agreement. The Company was required to pay $50,000 to the lender in connection with the amendment.

Short-Term Liquidity.  The Company’s liquidity is impacted by the seasonality of its business in that the Company generally records the majority of its annual sales in the quarters ending September and December. This requires the Company to maintain higher inventory levels during the quarters ending June and September, therefore increasing the working capital needs during these periods. Additionally, the Company receives the largest percentage of its product returns in the quarter ending March. The higher level of returns during this period adversely impacts the Company’s collection activity, and therefore liquidity. In fiscal 2009, products representing approximately 34% of gross sales were imported directly to the Company’s customers. This significantly benefits Emerson’s liquidity because this inventory does not need to be financed by the Company.

The Company’s principal existing sources of cash are generated from operations and borrowings available under its revolving credit facility. As of March 31, 2009, the Company had $22.2 million of borrowing capacity available under its $45.0 million revolving credit facility, as there were $13.0 million letters of credit outstanding, and no outstanding loans. The Company believes that its existing sources of cash, including cash flows generated from operations, will be sufficient to support its existing operations over the next 12 months; however, the Company may raise additional financing, which may include the issuance of equity securities, or the incurrence of additional debt, in connection with its operations or if the Company elects to pursue acquisitions.

As of March 31, 2009, there were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product. As of July 9, 2009, in advance of the termination of the lease on its corporate headquarters in December 2009, the Company intends to purchase an office building in New Jersey for use as its new headquarters location but has no binding agreement obligating it to do so.

Off-Balance Sheet Arrangements.  The Company does not have any off-balance sheet arrangements.

Other Events and Circumstances Pertaining to Liquidity.  During fiscal 2008, the Company entered into foreign exchange forward contracts (denominated in US and Hong Kong dollar), based on economic and market conditions and solely for the purpose of speculative trading (See Item 8 — “Financial Statements and Supplementary Data — Note 11 — Financial Instruments”). The contract terms were for fixed periods and at March 31, 2008, these foreign exchange forward contracts had expiration dates that ranged from one to two months, with notional amounts of $10 million, and expired during the first quarter of fiscal 2009. At each balance sheet date, the Company accounts for its foreign exchange forward contracts as a current asset with corresponding realized or unrealized gains and losses included in the income statement. At March 31, 2009, the Company held no foreign exchange forward contracts.

As of March 31, 2008, the Company had $13.9 million face value invested in trading securities, consisting entirely of student loan auction rate securities (“SLARS”). These securities have long-term nominal maturities for which interest rates are reset through a Dutch auction process at pre-determined calendar intervals; a process which, prior to February 2008, had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, these SLARS have had multiple failed auctions. Based on an independent valuation and its internal analysis, the Company concluded at March 31, 2008, that these securities had experienced an other-than-temporary decline in fair value and recorded an impairment charge of $1.95 million in fiscal 2008. During fiscal 2009, the issuers of these SLARS redeemed $5.8 million for cash, and the Company recorded an additional impairment charge of $117,000. These SLARS have AAA/Aaa and AAA/Baa3 credit ratings as of March 31, 2009, and have been classified as long-term investments in the Company’s Consolidated Balance Sheet as a consequence of their uncertain liquidity. The net book value of these SLARS at March 31, 2009 and 2008, respectively was $6.0 million and $11.9 million.

Restatement of Prior Interim Period Financial Statements

Based upon an extensive review and analysis of its sales allowance reserve and i-pod(R) marketing fund (the “Review”) initiated as a result of the receipt of a comment letter from the Staff of the Securities and Exchange Commission (“SEC”), management of the Company concluded, as reported in its Current Report on Form 8-K dated July 9, 2009 filed with the SEC, that its previously issued financial statements for each of the three month periods ended June 30, 2008 and September 30, 2008 need to be restated to correct an overstatement of pre-tax loss in the June quarter and an understatement of pre-tax loss in the September quarter, each in an amount currently estimated at $1.0 million. Because the amounts to be restated in such quarters offset each other, the Company believes that its financial statements for the six months ended September 30, 2008 continue to fairly present the Company’s results of operations and financial condition for the period and as of that date and need not be restated.

The Review revealed that, in certain instances, credits offered to or taken by customers were charged against the incorrect sales allowance reserve account which had no material impact on the Company’s publicly disclosed financial results until the quarter ended June 30, 2008, when the Company, believing it was then under reserved in its sales allowance accounts, expensed an extra amount of approximately $1.0 million in order to maintain these reserves at an appropriate level. In the quarter ended September 30, 2008, the Company incorrectly concluded that it had excess reserves in an account specifically related to the marketing of its iPod® category and, therefore, took an amount of approximately $1.0 million into income. The Company believes that the amounts reserved at September 30, 2008 for all sales allowances represent a fair estimation at that date of the amounts then required to be reserved for such purposes.

The Company currently anticipates that it will amend its previously reported financial statements for the three months ended June 30, 2008 and the three months ended September 30, 2008 (but not for the six months ended September 30, 2008 or any period ended thereafter) on or before August 31, 2009.

The Company’s management, Audit Committee and independent registered public accounting firm have discussed the Company’s analysis and its conclusions.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles that are generally accepted within the United States. The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management considers certain accounting policies related to inventories, trade accounts receivables, impairment of long lived assets, valuation of deferred tax assets, sales return reserves and sales allowance accruals to be critical policies due to the estimation processes involved in each.

Revenue Recognition.  Revenues from product distribution are recognized at the time title passes to the customer. Under the Direct Import Program, title passes in the country of origin. Under the Domestic Program, title passes primarily at the time of shipment. Estimates for possible returns are based upon historical return rates and netted against revenues. Except in connection with infrequent sales with specific arrangements to the contrary, returns are not permitted unless the goods are defective.

In addition to the distribution of products, the Company grants licenses the right to use the Company’s trademarks for as stated term for the manufacture and/or sale of consumer electronics and other products under agreements which require payment of either i)a non-refundable minimum guaranteed royalty or, ii) the greater of the actual royalties due (based on a contractual calculation, normally comprised of actual product sales by the licensee multiplied by a stated royalty rate, or “Sales Royalties”) or a minimum guaranteed royalty amount. In the case of (i), such amounts are recognized as revenue on a straight-line basis over the term of the license agreement. In the case of (ii), Sales Royalties in excess of guaranteed minimums are accounted for as variable fees and are not recognized as revenue until the Company has ascertained that the licensee’s sales of products have exceeded the guaranteed minimum. In effect, the Company recognizes the greater of Sales Royalties earned to date or the straight-line amount of minimum guaranteed royalties to date. In the case where a royalty is paid to the Company in advance, the royalty payment is initially recorded as a liability and recognized as revenue as the royalties are deemed to be earned according to the principles outlined above.

Inventories.  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out basis. The Company records inventory reserves to reduce the carrying value of inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Conversely, if market conditions improve, such reserves are reduced.

Trade Accounts Receivable.  The Company extends credit based upon evaluations of a customer’s financial condition and provides for any anticipated credit losses in the Company’s financial statements based upon management’s estimates and ongoing reviews of recorded allowances. If the financial conditions of a customer deteriorates, resulting in an impairment of that customer’s ability to make payments, additional reserves may be required. Conversely, reserves are reduced to reflect credit and collection improvements.

Income Taxes.  The Company records a valuation allowance to reduce the amount of its deferred tax assets to the amount that management estimates is more likely than not to be realized. While management considers future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event that management determines that a deferred tax asset will likely be realized in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if it is determined that all or part of a net deferred tax asset will likely not be realized in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Sales Return Reserves.  Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends and changes in customer demand for our products when evaluating the adequacy of the reserve for sales returns. Management judgments and estimates must be made and used in connection with establishing the sales return reserves in any accounting period. Additional reserves may be required if actual sales returns increase above the historical return rates. Conversely, the sales return reserve could be decreased if the actual return rates are less than the historical return rates, which were used to establish the reserve.

Sales Allowance and Marketing Support Accruals.  Sales allowances, marketing support programs, promotions and other volume-based incentives, which are provided to retailers and distributors are accounted for on an accrual basis as a reduction in net revenues in the period in which the related sales are recognized as per the guidance of the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) in EITF 01-09 “Accounting for Consideration Given by a Vendor to a Customer.” If additional marketing support programs, promotions and other volume-based incentives are required to promote the Company’s products subsequent to the sales, then additional reserves may be required and are accrued for when such support is offered.

Recently-Issued Financial Accounting Pronouncements

In December 2007, the FASB revised Statement 141, “Business Combinations” — effecting the acquisitions on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. The Company is currently evaluating the impact of this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued FAS 160, “Non-controlling Interests in Consolidated Financial Statements, — an amendment of ARB No. 51. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company is currently evaluating the impact of this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In February 2008, the FASB issued FSP Financial Accounting Standard (“FAS”) FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157, Fair Value Measurements, for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of certain provisions of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. The Company is currently evaluating the impact of this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities” — an amendment of FASB Statement No. 133, “Accounting for Derivatives Instruments and Hedging Activities”. FAS 161 is effective for annual periods beginning after December 15, 2008. FAS 161 expands in the reporting requirements of FAS 131. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. The Company is currently evaluating the impact of this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for our financial statements beginning in fiscal 2010, and interim periods within those fiscal years. The Company is currently evaluating the impact of this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1), which clarifies that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities and provides guidance on how to allocate earnings to participating securities to allow computation of basic earnings per share using the two-class method. The Company is currently evaluating the impact of this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume or level of activity in a market for an asset or liability has decreased significantly. This FSP also provides additional guidance on identifying circumstances that indicate a transaction is not orderly (i.e., a forced liquidation or distressed sale). The Company is currently evaluating the impact of this new Standard.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) all other amounts (recorded in other comprehensive income). The Company is currently evaluating the impact of this new Standard.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

		Page
		No.

•	Report of Independent Registered Public Accounting Firm	29
•	Consolidated Statements of Operations for the years ended March 31, 2009 and 2008	30
•	Consolidated Balance Sheets as of March 31, 2009 and 2008	31
•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2009 and 2008	32
•	Consolidated Statements of Cash Flows for the years ended March 31, 2009 and 2008	33
•	Notes to Consolidated Financial Statements	34
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Emerson Radio Corp.

We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries (the “Company”), as of March 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2009 and 2008, and the consolidated results of their operations, and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ MSPC
Certified Public Accountants and Advisors
A Professional Corporation

Cranford, New Jersey
July 13, 2009

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2009 and 2008

	2009		2008
	(In thousands, except per share data)

Net revenues:
Net revenues		$200,581	$222,801
Net revenues-related party		15	373

		200,596	223,174

Costs and expenses:
Cost of sales		182,346	200,766
Cost of sales-related party		—	232
Other operating costs and expenses		5,762	6,097
Selling, general and administrative expenses		16,889	23,285

		204,997	230,380

Operating income (loss)		(4,401)	(7,206)
Other income (expense):
Gain on sale of building		—	854
Gains on foreign exchange forward contracts		—	465
Interest income, net		245	140
Interest income-related party		—	163
Loss on impairment of securities		(117)	(1,952)

		128	(330)

Loss from continuing operations before income taxes		(4,273)	(7,536)
(Benefit) provision for income taxes		(90)	1,427

Loss from continuing operations		(4,183)	(8,963)
Loss from discontinued operations, net of tax benefit		(634)	(58)

Net loss		(4,817)	(9,021)

Basic net loss per share
Continuing operations		$(.16)	$(.33)
Discontinued operations		(.02)	—

		$(.18)	$(.33)

Diluted net loss per share
Continuing operations	$	.(16)	$(.33)
Discontinued operations		(.02)	—

		$(.18)	$(.33)

Weighted average shares outstanding
Basic		27,130	27,126
Diluted		27,130	27,126

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of March 31, 2009 and 2008

	2009	2008
	(In thousands, except per share data)

ASSETS
Current Assets:
Cash and cash equivalents	$22,518	$14,283
Restricted cash	3,025	—
Foreign exchange forward contracts	—	134
Net accounts receivable	15,970	17,254
Other receivables	1,587	2,131
Due from affiliates	78	765
Net inventory	20,691	24,721
Prepaid expenses and other current assets	2,190	2,246
Deferred tax assets	4,872	5,412
Current assets of discontinued operations	—	329

Total current assets	70,931	67,275
Property, plant, and equipment, net	1,139	1,481
Trademarks and other intangible assets, net	255	279
Due from affiliates	114	—
Investments in marketable securities	6,031	11,948
Deferred tax assets	7,102	5,927
Other assets	472	589
Non current assets of discontinued operations	—	430

Total Assets	$86,044	$87,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$5,733	$—
Current maturities of long-term borrowings	85	82
Accounts payable and other current liabilities	18,929	21,695
Due to affiliates	66	102
Accrued sales returns	1,130	872
Income taxes payable	155	185
Current liabilities of discontinued operations	—	42

Total current liabilities	26,098	22,978
Long-term borrowings	59	142
Deferred tax liabilities	87	57
Minority interest	—	133
Shareholders’ Equity:
Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at March 31, 2009 and March 31, 2008, respectively; 27,129,832 shares outstanding at March 31, 2009 and March 31, 2008, respectively	529	529
Capital in excess of par value	117,243	117,245
Accumulated other comprehensive losses	(82)	(82)
Accumulated deficit	(36,976)	(32,159)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	59,800	64,619

Total Liabilities and Shareholders’ Equity	$86,044	$87,929

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended March 31, 2009 and 2008

		Common Shares				Accumulated
		Issued			Capital	Other		Total
	Preferred	Number	Par	Treasury	in Excess of	Comprehensive	Accumulated	Shareholders’
	Stock	of Shares	Value	Stock	Par Value	Losses	Deficit	Equity
	(In thousands, except share data)

Balance — March 31, 2007	$3,310	52,945,797	$529	$(24,224)	$117,371	$(82)	$(23,017)	$73,887
Exercise of stock options and warrants		20,000			51			51
Stock based compensation					(177)			(177)
Adjustment for implementation of FIN 48							(121)	(121)
Comprehensive income:
Net loss							(9,021)	(9,021)

Comprehensive income								(9,021)

Balance — March 31, 2008	$3,310	52,965,797	$529	$(24,224)	$117,245	$(82)	$(32,159)	$64,619
Stock based compensation					(2)			(2)
Comprehensive income:
Net loss							(4,817)	(4,817)

Comprehensive income								(4,817)

Balance — March 31, 2009	$3,310	52,965,797	$529	$(24,224)	$117,243	$(82)	$(36,976)	$59,800

The accompanying notes are an integral part of the consolidated financial statement

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2009 and 2008

	2009	2008
	(In thousands)

Cash Flows from Operating Activities:
Loss from continuing operations	$(4,183)	$(8,963)
Adjustments to reconcile net loss to net cash
(used) provided by operating activities:
Minority interest	—	133
Depreciation and amortization	775	808
Non cash compensation	(2)	(177)
Deferred tax benefit	(605)	(1,550)
Asset allowances, reserves, and other	(1,739)	1,746
Gain on insurance reimbursements	(54)	—
Gains on sales of investments	(670)	—
Gain on sale of building and other property	—	(865)
Impairment charges and asset write-offs	877	2,072
Gains on foreign exchange forward contracts not settled	—	(134)
Changes in assets and liabilities:
Restricted cash	(3,025)	3,000
Foreign exchange forward contracts	134	—
Accounts receivable	2,919	(444)
Other receivables	544	(595)
Due from affiliates	573	23,925
Inventories	4,392	8,242
Prepaid expenses and other current assets	110	1,130
Other assets	34	(153)
Accounts payable and other current liabilities	(2,766)	1,609
Due to affiliates	(36)	102
Income taxes payable	40	(242)

Operating activities of continuing operations	(2,682)	29,644
Operating activities of discontinued operations	(347)	(354)

Net cash (used) provided by operating activities	(3,029)	29,290

Cash Flow From Investing Activities:
Proceeds from sale of building and other property	—	2,011
Proceeds from partial calls on securities	5,800	1,100
Purchases of securities	—	(15,000)
Additions to property and equipment (continuing operations)	(416)	(873)
Investing activities of discontinued operations, including Proceeds from sale of ASI (net of cash at date of sale)	430	(430)

Net cash provided (used) by investing activities	5,814	(13,192)

Cash Flows from Financing Activities:
Short-term borrowings	9,279	(64)
Repayments of short-term borrowings	(3,613)	—
Net borrowings under foreign bank facilities	—	(3,111)
Exercise of stock options	—	51
Borrowings under long-term credit facility	141,608	183,144
Repayments of borrowings under long-term credit facility	(141,691)	(183,728)

Financing activities of continuing operations	5,583	(3,708)
Financing activities of discontinued operations	(133)	42

Net cash provided (used) by financing activities	5,450	(3,666)

Net increase in cash and cash equivalents	8,235	12,432
Cash and cash equivalents at beginning of year	14,283	1,851

Cash and cash equivalents at end of year (Including cash of discontinued operations of $0)	$22,518	$14,283

Supplemental disclosures of non-cash investing and financing activities:
Interest	$144	$464

Income taxes	$67	$5,393

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES:

Background and Basis of Presentation

The consolidated financial statements include the accounts of Emerson Radio Corp. (“Emerson”, consolidated — the “Company”), and its subsidiaries. The Company designs, sources, imports and markets a variety of consumer electronic and household products, and licenses the Emerson trademark for a variety of products domestically and internationally.

On April 16, 2009, the Company entered into an agreement with Advanced Sound and Image, LLC, a Delaware limited liability company (“ASI”), ADCOM, LLC, an Arizona limited liability company (“ADCOM”), Quality Technology Electronics (Thailand) LTD, a Thai corporation (“QTE”) and Daniel Donnelly, pursuant to which, among other things, the Company sold (a) to ASI all of its membership interest in ASI and (b) to QTE all of its right, title and interest in and to certain loan documentation relating to a secured line of credit made available to ASI under which approximately $1.2 million was due and payable to the Company as of April 16, 2009. In connection with this transaction, the Company recognized an after-tax loss of approximately $0.6 million and, accordingly, the financial position and results of operations of the Company’s interest in the ASI joint venture for the fiscal years ended March 31, 2009 and 2008 have been presented as discontinued operations. See Note 17 “Discontinued Operations”.

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

Cash Equivalents

Highly liquid short-term investments with original maturities of three months or less at the time of purchase are considered to be cash equivalents.

Fair Values of Financial Instruments

The carrying amounts for cash and cash equivalents, cash securing bank loans, trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to short-term maturity of these financial instruments. The carrying amounts of bank debt approximate their fair values due to their variable rate interest features.

Investments

The Company determines the appropriate classifications of securities at the time of purchase and evaluates the continuing appropriateness of that classification thereafter. The Company’s investments in auction rate securities are classified as trading securities in fiscal 2009 and 2008. Realized gains and losses are determined on a specific identification basis and are reported separately as a component of income. Decreases and increases in the fair value of securities deemed to be other than temporary are included in earnings.

Concentrations of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. Accounts receivable represent sales to retailers and distributors of consumer electronics throughout the United States and Canada. The Company periodically performs credit evaluations of its customers but generally does not require

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collateral. The Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The accounts receivable allowance for doubtful accounts was $691,000 at March 31, 2009 and $959,000 at March 31, 2008

The Company maintains its cash accounts primarily with the bank providing its credit facility and also with major foreign financial institutions. See Note 6 — “Borrowings”. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank as of March 31, 2009 and $100,000 per bank as of March 31, 2008. The Company’s cash balances in excess of FDIC-insured limits were $25.3 million and $14.2 million at March 31, 2009 and March 31, 2008, respectively.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets being depreciated. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The cost of maintenance and repairs is charged to expense as incurred. Significant renewals and betterments are capitalized and depreciated over the remaining estimated useful lives of the related assets. At time of disposal, the cost and related accumulated depreciation are removed from the Company’s records and the difference between net carrying value of the asset and the sale proceeds is recorded as a gain or loss.

Depreciation of property, plant and equipment is provided by the straight-line method as follows:

•	Machinery and Equipment	Five years to ten years
•	Computer Equipment and Software	Three years to ten years
•	Furniture & Fixtures and Office Equipment	Five years to seven years

Long-Lived Assets

The Company’s long-lived assets include property and equipment, trademark and other amortizable intangibles. At March 31, 2009, the Company had approximately $1,139,000 of property and equipment, net of accumulated depreciation, and approximately $255,000 of trademark and other amortizable intangible assets, net of amortization, accounting for approximately 2% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposals of Long-Lived Assets.” Recoverability of assets held and used are measured by a comparison of the carrying amount of an asset to estimated undiscounted pre-tax future net cash flows. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Revenue Recognition

Distribution of products

Revenues from product distribution are recognized at the time title passes to the customer. Under the Direct Import Program, title passes in the country of origin. Under the Domestic Program, title passes primarily at the time of shipment. Estimates for possible returns are based upon historical return rates and netted against revenues. Except in connection with infrequent sales with specific arrangements to the contrary, returns are not permitted unless the goods are defective.

Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends and changes in customer demand for our products when evaluating the adequacy of the reserve for sales returns. Management judgments and estimates must

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be made and used in connection with establishing the sales return reserves in any accounting period. Additional reserves may be required if actual sales returns increase above the historical return rates. Conversely, the sales return reserve could be decreased if the actual return rates are less than the historical return rates, which were used to establish the reserve.

Sales allowances, marketing support programs, promotions and other volume-based incentives, which are provided to retailers and distributors are accounted for on an accrual basis as a reduction in net revenues in the period in which the related sales are recognized as per the guidance of the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) in EITF 01-09 “Accounting for Consideration Given by a Vendor to a Customer.” If additional marketing support programs, promotions and other volume-based incentives are required to promote the Company’s products subsequent to the sales, then additional reserves may be required and are accrued for when such support is offered.

Licensing

In addition to the distribution of products, the Company grants licenses for the right to use the Company’s trademarks for a stated term for the manufacture and/or sale of consumer electronics and other products under agreements which require payment of either i)a non-refundable minimum guaranteed royalty or, ii) the greater of the actual royalties due (based on a contractual calculation, normally comprised of actual product sales by the licensee multiplied by a stated royalty rate, or “Sales Royalties”) or a minimum guaranteed royalty amount. In the case of (i), such amounts are recognized as revenue on a straight-line basis over the term of the license agreement. In the case of (ii), Sales Royalties in excess of guaranteed minimums are accounted for as variable fees and are not recognized as revenue until the Company has ascertained that the licensee’s sales of products have exceeded the guaranteed minimum. In effect, the Company recognizes the greater of Sales Royalties earned to date or the straight-line amount of minimum guaranteed royalties to date. In the case where a royalty is paid to the Company in advance, the royalty payment is initially recorded as a liability and recognized as revenue as the royalties are deemed to be earned according to the principles outlined above.

Cost of Sales

Cost of sales includes actual product cost, change in inventory reserves, duty, buying costs, the cost of transportation to the Company’s warehouses from its manufacturers, warehousing costs, and an allocation of depreciation and amortization.

Other Operating Costs and Expenses

Other operating costs and expenses include costs associated with returned product received from retailers, the costs associated with the markdown of returned inventory, and an allocation of depreciation and amortization. Because other operating costs and expenses is not included in cost of sales, the reported gross margin may not be comparable to those of other distributors that may include all costs related to the cost of product to their cost of sales and in the calculation of gross margin.

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

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company generally does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations. However, in fiscal 2008, the Company entered into fixed period foreign exchange forward contracts (between the US and Hong Kong dollar), based on economic and market conditions and solely for the purpose of speculative trading, not for the purpose of hedging other business opportunities. The contract terms were for fixed periods and at March 31, 2008, the Company’s foreign exchange forward contracts had expiration dates that ranged from one to two months, with notional amounts of $10 million. (See Note 11 “Financial Instruments”). The Company recorded $465,000 of net foreign exchange gains on these contracts in fiscal 2008. There were no foreign exchange forward contracts held by the Company at March 31, 2009.

Advertising Expenses

Advertising expenses are charged to operations as incurred and are included in selling, general and administrative expenses. Total advertising expenses were approximately $1,143,000 and $820,000 for fiscal 2009 and 2008.

Sales Allowance and Marketing Support Expenses

Sales allowance, marketing support programs and other volume-based incentives are accounted for on an accrual basis as a reduction in net revenue according to the requirements of Emerging Issue Task Force 01-09, “Accounting for Consideration Given By a Vendor to a Customer or a Reseller of the Vendor’s Products” in the period in which the related sales are recognized. These expenses were approximately $3,805,000 and $7,760,000 for fiscal 2009 and 2008, respectively.

Internet Expenses

The Company expenses the operating and development costs of its Internet websites when incurred.

Interest (Income) Expense

The Company expenses interest when incurred. The interest expenses for fiscal 2009 and 2008 consist of:

	2009	2008
	(In thousands)

Interest expense	$174	$440
Amortization of deferred financing costs	83	83
Interest income	(502)	(663)

Interest (income) expense, net	$(245)	$(140)

Income Taxes

Deferred income taxes are provided for the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets have been recorded, net of an appropriate valuation allowance, to the extent management believes it is more likely than not that such assets will be realized. (See Note 7 “Income Taxes”).

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock- Based Compensation

The Company accounts for all share based payments in accordance with Statement of Financial Accounting Standard (“FAS”) No. 123R, “Share-Based Payment” (“FAS 123R”). As a result, the Company has applied FAS 123R to new awards and to awards modified, repurchased, or cancelled. Compensation cost for the portion of awards for which the requisite service has not been rendered is recognized as the requisite service is rendered (generally over the remaining option vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated for pro forma disclosures under previously issued accounting standards. As a result of applying the provisions of FAS 123R, the Company recorded a recovery of compensation costs of $2,000 and $177,000 during fiscal 2009 and 2008, respectively.

There were no stock options granted under the Emerson Plan in fiscal 2009 or fiscal 2008.

Recent Pronouncements

In December 2007, the FASB revised Statement 141, “Business Combinations” — effecting the acquisitions on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. The Company is currently evaluating the impact of this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued FAS 160, “Noncontrolling Interests in Consolidated Financial Statements, — an amendment of ARB No. 51. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company is currently evaluating the impact of this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

existence on the date of adoption. The Company is currently evaluating the impact of this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2008, the FASB issued FSP Financial Accounting Standard (“FAS”) FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157, Fair Value Measurements, for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of certain provisions of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. The Company is currently evaluating the impact of this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities” — an amendment of FASB Statement No. 133, “Accounting for Derivatives Instruments and Hedging Activities”. FAS 161 is effective for annual periods beginning after December 15, 2008. FAS 161 expands on the reporting requirements of FAS 131. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. The Company is currently evaluating the impact of this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for our financial statements beginning in fiscal 2010, and interim periods within that fiscal year. The Company is currently evaluating the impact of this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1), which clarifies that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities and provides guidance on how to allocate earnings to participating securities to allow computation of basic earnings per share using the two-class method. The Company is currently evaluating the impact of this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB issued FSP SFAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume or level of activity in a market for an asset or liability has decreased significantly. This FSP also provides additional guidance on identifying circumstances that indicate a transaction is not orderly (i.e., a forced liquidation or distressed sale). The Company is currently evaluating the impact of this new Standard.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) all other amounts (recorded in other comprehensive income). The Company is currently evaluating the impact of this new Standard.

Reclassifications

Certain reclassifications were made to conform the prior year’s financial statements to the current presentation, including changes to reflect the discontinued operations of the Company.

NOTE 2 — INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of March 31, 2009 and 2008, inventories of continuing operations consisted of the following:

	March 31, 2009	March 31, 2008
	(In thousands)

Finished goods	$24,205	$28,597
Less inventory allowances	(3,514)	(3,876)

	$20,691	$24,721

NOTE 3 — RELATED PARTY TRANSACTIONS

From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited and its subsidiaries (“Grande”). Set forth below is a summary of such transactions.

Majority Shareholder

Grande’s Ownership Interest in Emerson.  At March 31, 2009, approximately 57.6% of the Company’s outstanding common stock was owned by direct or indirect subsidiaries of the Grande Group Limited, a Singapore corporation.

Related Party Transactions

Product Sourcing Transactions.  Since August 2006, Emerson has been providing to Sansui Sales PTE Ltd (“Sansui Sales”) and Akai Sales PTE Ltd (“Akai Sales”), both of which are subsidiaries of Grande, assistance with acquiring certain products for sale. Emerson issues purchase orders to third-party suppliers who manufacture these products, and Emerson issues sales invoices to Sansui Sales’ and Akai Sales’ at gross amounts for these products. Financing is provided by Sansui Sales’ and Akai Sales’ customers in the form of transfer letters of credit to the suppliers, and goods are shipped directly from the suppliers to Sansui Sales’ and Akai Sales’ customers. Emerson recorded income totaling $10,000 and $102,000 for providing this service in fiscal 2009 and 2008, respectively. As of March 31, 2009 and March 31, 2008, Sansui Sales and Akai Sales collectively owed Emerson $7,600 and $134,000, respectively, relating to this activity.

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales of goods.  In addition to the product sourcing transactions described in the preceding paragraph, Emerson also has purchased products on behalf of Sansui Sales and Akai Sales from third-party suppliers and sold these goods to Sansui Sales and Akai Sales. These transactions, the latest of which occurred in February 2008, were similar to the transactions described in the preceding paragraph; however, instead of utilizing transfer letters of credit provided by Sansui Sales’ and Akai Sales’ customers, Emerson utilized its own cash to pay Sansui Sales’ and Akai Sales’ suppliers. Emerson invoices Sansui Sales and Akai Sales an amount that is marked up between two and three percent from the cost of the product. As a result of this arrangement, Emerson recorded sales to Sansui Sales and Akai Sales, collectively, of $0 and $242,000 in fiscal 2009 and 2008, respectively. At March 31, 2009 and March 31, 2008, Sansui Sales and Akai Sales collectively owed Emerson $1,500 and $5,000 relating to these activities, respectively. Akai Sales deducted $9,600 for storage charges from its June 30, 2008 settlement payment to Emerson for this activity, which was deemed to be in error by Emerson, which resulted in an outstanding balance owed to Emerson of $9,600 at March 31, 2009. At March 31, 2009 and March 31, 2008, Emerson had outstanding liabilities to suppliers of product invoiced to Sansui Sales and Akai Sales totaling $0 and $3,000, respectively.

Leases and Other Real Estate Transactions.  Effective May 15, 2009, Emerson entered into an amended lease agreement with Grande pursuant to which the space rented from Grande was increased from 18,476 square feet to 19,484 square feet. This amended agreement by its terms expires on December 31, 2009. Rent expense and related service charges with Grande totaled $414,000 and $270,000 for fiscal 2009 and fiscal 2008, respectively. Rent and related service charges described in this activity are included in the Consolidated Statements of Operations as a component of selling, general, and administrative expenses. Emerson owed Grande $41,600 and $0 related to this activity at March 31, 2009 and March 31, 2008, respectively. A security deposit of $81,900 on the leased property is held by Grande as of March 31, 2009. Emerson is also due a $11,500 refund from Grande for previously paid warehouse charges.

Emerson utilizes the services of Grande employees for certain administrative and executive functions. Grande pays Emerson’s quality assurance personnel in Renminbi in China on Emerson’s behalf for which Emerson subsequently pays a reimbursement to Grande. Payroll and travel expenses, including utilization of Grande employees as well as payroll and travel expenses paid on Emerson’s behalf and reimbursed to Grande, were $85,000 and $515,000 for fiscal 2009 and fiscal 2008, respectively. Emerson owed Grande $0 at March 31, 2009 and $70,000 related to this activity at March 31, 2008.

In December 2008, Emerson signed a lease agreement with Akai Electric (China) Ltd. concerning the rental of office space, office equipment, and lab equipment for Emerson’s quality assurance personnel in Zhong Shan, China. The lease term began in July 2007 and ends June 2009, and the agreement renews automatically at the end of the term unless canceled by either party. Rent charges with Akai Electric (China) Ltd. totaled $264,000 for fiscal 2009. Emerson owed Grande $9,500 related to the agreement at March 31, 2009. A security deposit of $31,600 on the leased property is held by Akai Electric (China) Ltd. as of March 31, 2009

From May to October 2007, Emerson occupied office space in Shenzhen, China under a lease agreement with Akai AV Multimedia (Zhongshan) Co Ltd, an affiliate of Grande. Rent expense and related charges totaled $12,000 for the three months ended December 31, 2007 and $108,000 for the nine months ended December 31, 2007. The agreement was not renewed after its termination in October 2007.

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

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Hong Kong Electronics Fairs (“HKEF”).  Emerson incurred costs totaling $152,633 for its participation in the 2008 HKEF. The total includes $5,138 billed by Grande to Emerson for services rendered in connection with the event, and, as of March 31, 2009, Emerson owes Lafe Technology (Hong Kong) Ltd $4,396 for storage and delivery charges. In addition, Emerson has billed $33,823 to its affiliates for expenses incurred on their behalf for the 2008 HKEF; and as of March 31, 2009, $19,657 from Nakamichi Corporation Ltd, $8,222 from Akai Sales PTE Ltd, and $5,944 from Sansui Sales PTE Ltd is due to Emerson.

Between August and December 2007, Emerson paid invoices and incurred charges for goods and services relating to the 2007 HKEF of $153,069. Portions of these charges, totaling $87,353, have been allocated and invoiced to affiliates of Grande in proportion to their respective share of space occupied and services rendered during the 2007 HKEF as follows: Nakamichi Corporation Ltd. $17,143, Akai Sales PTE Ltd $44,495 and Sansui Sales PTE Ltd $25,715. Akai Sales and Sansui Sales collectively owed Emerson $6,437 and $70,210 in connection with the 2007 HKEF as of March 31, 2009 and March 31, 2008, respectively.

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

In January and February 2008, Emerson invoiced The GEL Engineering Corp. Ltd (“GEL”), an affiliate of Grande, for a portion of $7,900 travel expenses paid by Emerson, of which 70% pertained to travel for the benefit of GEL and 30% pertained to travel for Emerson. As of March 31, 2009 and March 31, 2008, GEL owed Emerson $5,500 as a result of this activity.

In June 2008, Emerson paid Capetronic $160,000 for reimbursement of payroll and travel expenses that Capetronic paid on behalf of Emerson from October 2007 through May 2008 for expenses related to Emerson employees located in mainland China.

In September 2008, Akai Sales invoiced Emerson for travel expenses and courier fees which Akai Sales paid on Emerson’s behalf. As of March 31, 2009 Emerson owed Akai Sales $2,700 as a result of this invoice.

In September 2008, the Emerson Board of Directors resolved that, effective as of April 1, 2008, the annual base salary of the Chief Executive Officer of the Company shall be $350,000, and, that because all members of the Board are to receive board fees according to a schedule approved by the Board, and because no such fees had been paid to the Chairman of the Board from July 2006 through March 31, 2008, the Chairman of the Board shall be paid compensation in full for his services for that period of time, to be calculated using the standard annual fee structure in place for board members then currently in effect. As a result of these resolutions, in September 2008 the Company began paying the Chief Executive Officer the stated annual salary, made a one time retroactive salary payment to the Chief Executive Officer of $145,833 covering the period April 1, 2008 through August 31, 2008, and made a one time cash payment of $75,625 to the Chairman of the Board covering the period July 2006 through March 31, 2008.

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

In November 2008, Emerson determined that it needed to temporarily maintain access to a material amount of Renminbi to ensure an uninterrupted supply of factory product in mainland China, due to the tightening of the local credit and exchange markets. Emerson does not have independent access to Renminbi because it does not maintain a physical presence in Mainland China. Emerson advanced to Zhongshan Tomei Audio & Video Products Company Ltd. (Zhongshan Tomei) an amount of HK$20,705,300 — approximately US$2,655,000 — for which Zhongshan Tomei was prepared to disburse, as may be needed, an equivalent amount of Renminbi to Emerson’s factory suppliers upon Emerson’s direction. Once the need to transact in Renminbi passed,US$2,670,922 was repaid to Emerson by Soshin Onkyo International Ltd in December 2008, resulting in a foreign exchange gain to Emerson of $16,000 in December 2008. This transaction was executed without the proper approvals per the Company’s internal policies governing related party transactions and led management to conclude that a material weakness over related party transactions existed as of March 31, 2009. For further detail, see “Item 1A Risk Factors” and “Item 9A. Controls and Procedures — Evaluation of Disclosure Controls and Procedures.

In February 2009, Akai Sales invoiced Emerson for travel expenses which Akai Sales paid on Emerson’s behalf. As of March 31, 2009 Emerson owed Akai Sales $3,100 as a result of this invoice.

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	PROPERTY, PLANT, AND EQUIPMENT:

As of March 31, 2009 and 2008, property, plant, and equipment from continuing operations is comprised of the following:

	2009	2008
	(In thousands)

Computer equipment & software	2,930	2,831
Furniture and fixtures	1,783	1,902
Machinery and equipment	737	1,503
Leasehold improvements	672	672

	6,122	6,908
Less accumulated depreciation and amortization	(4,983)	(5,427)

	$1,139	$1,481

Depreciation and amortization of property, plant, and equipment from continuing operations amounted to $668,000 and $702,000 for the years ended March 31, 2009 and 2008, respectively.

NOTE 5 — OTHER INTANGIBLE ASSETS

Other intangible assets as of March 31, 2009 and related amortization expense for the year then ended, consist of the amounts shown below (in thousands). Trademarks relate to costs incurred in connection with the licensing agreements for the use of certain trademarks and service marks in conjunction with the sale of our products. The cost of intangible assets and related accumulated amortization are removed from the Company’s accounts during the year in which they become fully amortized.

Weighted
	Gross				Average
	Carrying	Amortization	Accumulated	Amortization	Amortization
Fiscal Year Ended March 31, 2009	Amount	Expense	Amortization	Period	Period
(In thousands)

Amortizable Intangible Assets
Trademarks	$361	$24	$106	15 years	15 years

Weighted
	Gross				Average
	Carrying	Amortization	Accumulated	Amortization	Amortization
Fiscal Year Ended March 31, 2008	Amount	Expense	Amortization	Period	Period
(In thousands)

Amortizable Intangible Assets
Trademarks	$361	$32	$82	15 years	15 years

As of March 31, 2009, estimated amortization expense of other intangible assets for each of the next five years, and thereafter, is as follows (in thousands):

2010	$24
2011	24
2012	24
2013	24
2014	24
Thereafter	135

$255

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — BORROWINGS:

Short-term Borrowings

At March 31, 2009 there were $5.7 million of short-term borrowings outstanding under a credit line maintained with Smith Barney. This facility is backed by the company’s auction rate securities, bears interest at the Fed Open Market Rate plus 1.10%, and these borrowings have no net carrying cost. At March 31, 2008, there were no short-term borrowings outstanding.

Long-term Borrowings

As of March 31, 2009 and 2008, long-term borrowings consisted of the following:

	2009	2008
	(In thousands)

Capitalized lease obligations and other	$144	$224

	144	224
Less current maturities	85	82

Long-term debt and notes payable	$59	$142

Emerson Credit Facility — On December 23, 2005, the Company entered into a $45.0 million Revolving Credit Agreement with Wachovia Bank. This credit facility provides for revolving loans subject to individual maximums which, in the aggregate, are not to exceed the lesser of $45.0 million or a “Borrowing Base” as defined in the loan agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime plus 1.00% to 1.50% or, at the Company’s election, the London Interbank Offered Rate (“LIBOR”) plus 2.50% to 3.00% depending on excess availability. Pursuant to the loan agreement, the Company is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender’s prior consent and is subject to certain leverage financial covenants. Borrowings under the loan agreement are secured by substantially all of the Company’s tangible assets.

As of March 31, 2009 and March 31, 2008, there were $13.0 and approximately $10.8 million of letters of credit outstanding under this facility, respectively.

At March 31, 2009, as a result of failing to meet the fixed charge coverage ratio (FCCR) requirement, the Company was not in compliance with the covenants of the Wachovia Loan Agreement. The lender agreed to waive such defaults, and the Company and the lender negotiated an amendment in July 2009 to the loan and security agreement. The Company was required to pay $50,000 to the lender in connection with the amendment. The amendment raises the pricing on letters of credit by 2% and the unused line fee by 12.5 basis points.

As of March 31, 2009, the carrying value of this credit facility approximated fair value.

Maturities of long-term borrowings as of March 31, 2009, by fiscal year and in the aggregate are as follows (in thousands):

2010	$85
2011	40
2012	19
Thereafter	—

Total	144
Less current portion	85

Total long term portion	$59

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — INCOME TAXES:

	2009	2008
		(In thousands)

Current:
Federal	$—	$—
Foreign, state and other	53	321
Prior year state and local	—	2,656
Deferred:
Federal	(108)	(1,486)
Foreign, state and other	(35)	(64)

	$(90)	$1,427

The Company files a consolidated federal return and certain state and local income tax returns.

The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory federal rate of 34% to earnings from continuing operations before minority interest and income taxes for the years ended March 31, 2009 and 2008 is analyzed below:

	2009	2008
	(In thousands)

Statutory benefit	$(1,453)	$(2,602)
Foreign subsidiary	1,197	977
State taxes	18	1,881
Permanent differences	—	26
Expiration of NOL	768	873
State tax expensed in a prior year	—	(748)
Valuation allowance	(611)	768
Other, net	(9)	252

Total income tax (benefit)	$(90)	$1,427

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2009 and 2008, the significant components of the Company’s deferred tax assets and liabilities were as follows:

	2009	2008
	(In thousands)

Deferred tax assets:
Current:
Accounts receivable reserves	$2,494	$2,030
Inventory reserves	2,132	2,207
Accruals	542	1,009
Stock warrants	166	166
Non-current:
Property, plant, and equipment	308	249
Impairment of auction rate securities	828	781
Net operating loss carryforwards	5,584	5,587
Stock compensation	78	78

Gross deferred tax assets	12,132	12,107
Valuation allowances	(157)	(768)

Total deferred tax assets	11,975	11,339
Deferred tax liabilities:
Current:
Accruals	—	—
Non-current:
Capital lease expense	87	57

Total Deferred Tax Liabilities	87	57

Net deferred tax assets	$11,888	$11,282

The amounts of federal net operating loss carryforwards (“NOLs”) on which the related deferred tax asset was calculated are as follows as of March 31, 2009 (in millions $):

Loss Year (Fiscal)	Included in DTA	Footnote	Expiration Year (Fiscal)

1997	4.6	[1]	2012
1999	1.3	[1]	2019
2008	7.8	[1]	2028
2009	2.2	[1]	2029

[1]	As of August 29, 2006 the overall deduction Emerson may utilize each year against its taxable income is limited to $5.9 million by IRC section 382.

The amounts of state NOLs available by year as of March 31, 2009 are as follows (in millions $):

Loss Year (Fiscal)	Included in DTA	Expiration Year (Fiscal)

2008	2.7	2015
2009	2.1	2016

The tax benefits related to these operating loss carryforwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss of foreign subsidiaries before taxes was $3,521,000 and $2,874,000 for the years ended March 31, 2009 and 2008 respectively.

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

A reconciliation of the Company’s changes in uncertain tax positions from April 1, 2008 to March 31, 2009 is as follows:

In 000’s

Total amount of unrecognized tax benefits as of April 1, 2008	$149
Gross increases in unrecognized tax benefits as a result of tax positions taken during a prior period	—
Gross decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	(28)
Gross increases in unrecognized tax benefits as a result of tax positions taken during the current period	—
Gross decreases in unrecognized tax benefits as a result of tax positions taken during the current period	—
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	—
Reductions to unrecognized tax benefits as a result of lapse of statute of limitations	—
Total amount of unrecognized tax benefits as of March 31, 2009	$121

As of April 1, 2008, the Company had $149,000 of unrecognized tax benefits related to state taxes. All of the unrecognized tax benefits could impact our effective tax rate if recognized.

The effective tax rate on our loss from continuing operations before minority interest and income taxes for fiscal 2009 differs from the federal statutory rate primarily as a result of state income taxes, difference in tax rate between U.S. and foreign jurisdictions, and change in valuation allowance. The effective tax rate on our loss from continuing operations before minority interest and income taxes for fiscal 2008 differs from the federal statutory rate primarily as a result of the settlement made in relation to the California franchise tax issue which the Company’s predecessor had relating to franchise taxes, interest and penalties due and owing to the State of California for the tax years through and including the date that such predecessor ceased doing business.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of March 31, 2009:

Jurisdiction	Open Tax Years

U.S. federal	2005-2008
States	2005-2008

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

NOTE 8 — COMMITMENTS AND CONTINGENCIES:

Leases and royalties:

The Company leases warehouse and office space and is contractually obligated to pay fixed minimum royalty payments for specified periods with annual commitments as follows (in thousands):

				Minimum
		Rental Commitments		Royalty
Fiscal Years	Amount	Affiliate	Non-Affiliate	Commitments

2010	$2,424	$279	$1,758	$387
2011	1,203	—	1,203	—
2012	424	—	424	—
2013	93	—	93	—
Thereafter	—	—	—	—

Total	$4,144	$279	$3,478	$387

Rent expense from continuing operations resulting from leases from non-affiliates, which includes month-to-month leases, aggregated $2,352,000 and $1,034,000, respectively, for fiscal 2009 and 2008. Rent expense resulting from a lease from an affiliate was $688,000 and $283,000 in fiscal 2009 and 2008, respectively.

Letters of Credit:

At March 31, 2009 and March 31, 2008 there were $13.0 million and $10.8 million of letters of credit outstanding under the Company’s Credit Facility, respectively (see Note 6 “Borrowings”). During the third quarter of fiscal 2008, the Company elected to cancel its foreign bank facilities. As a result, the $3.0 million in certificates of deposit pledged to these banks to assure the availability of the credit facilities was returned.

Capital Expenditure and Other Commitments:

As of March 31, 2009, there were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product. As of July 9, 2009, in advance of the termination of the lease on its corporate headquarters in December 2009, the Company intends to purchase an office building in New Jersey for use as its new headquarters location.

Employee Benefit Plan:

The Company currently sponsors a defined contribution 401(k) retirement plan which is subject to the provisions of the Employee Retirement Income Security Act. The Company matches a percentage of the participants’ contributions up to a specified amount. These contributions to the plan for fiscal 2009 and 2008 were $193,000 and $144,000, respectively, and were charged to operations for the periods presented.

NOTE 9 — STOCK BASED COMPENSATION:

In July 1994, the Company adopted a Stock Compensation Program (“Program”). The Program is comprised of four parts — the Incentive Stock Option Plan, the Supplemental Stock Option Plan, the Stock Appreciation

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of transactions during the last two years is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding — April 1, 2007	357,334	$3.04

Exercised	(20,000)	2.62

Cancelled	(300,000)	3.16

Outstanding — March 31, 2008	37,334	$2.32

Cancelled	(3,334)	1.00

Outstanding — March 31, 2009	34,000	$2.45

Exercisable at March 31, 2009	34,000	$2.45

The following table provides additional information as to the options outstanding under the Stock Compensation Program and the 2004 Employee Stock Option Plan as of March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted
		Average	Average		Weighted
	Amount	Remaining	Exercise	Amount	Average
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Exercise Price

$1.00	9,000	1.3	$1.00	9,000	$1.00
$2.97	25,000	5.6	2.97	25,000	2.97

	34,000	4.4	$2.45	34,000	$2.45

Subject to the terms set forth in each option agreement, generally, the term of each option is ten years, except for incentive stock options issued to any person who owns more than 10% of the voting power of all classes of capital stock, for which the term is five years. Unless otherwise provided, options may not be exercised during the first year after the date of the grant. Thereafter, each option becomes exercisable on a pro rata basis on each of the first through third anniversaries of the date of the grant. The exercise price of options granted must be equal to or greater than the fair value of the shares on the date of the grant, except that the option price with respect to an option granted to any person who owns more than 10% of the voting power of all classes of capital stock shall not be less than 110% of the fair value of the shares on the date of the grant. As of March 31, 2009, there were a total of 34,000 options outstanding with exercise prices ranging from $1.00 per share to $2.97 per share. As of March 31, 2009, all of the options outstanding were fully vested. At March 31, 2009, 2008 and 2007, the weighted average exercise price of exercisable options under the Program was $2.45, $2.32 and $3.00, respectively.

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

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

application was approved by the American Stock Exchange permitting the issuance of up to 500,000 shares pursuant to the 2004 plan.

A summary of transactions under the plan for the two years ended March 31, 2009 is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding — April 1, 2007	275,000	$3.15
Cancelled	(100,000)	3.11

Outstanding — March 31, 2008	175,000	$3.18

Cancelled	(75,000)	3.19

Outstanding — March 31, 2009	100,000	$3.17

Exercisable at March 31, 2009	83,334	$3.17

The following table provides additional information as to the options outstanding under the Non-Employee Director Stock Option Plan as of March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted
		Average	Average		Weighted
	Amount	Remaining	Exercise	Amount	Average
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Exercise Price

$3.07	25,000	6.8	$3.07	25,000	$3.07
$3.19	50,000	7.6	3.19	33,334	3.19
$3.23	25,000	6.7	3.23	25,000	3.23

	100,000	7.2	$3.17	83,334	$3.17

There were no options granted during the fiscal years ending March 31, 2008 or 2009. As of March 31, 2009, there were a total of 100,000 options outstanding with exercise prices ranging from $3.07 per share to $3.23 per share. As of March 31, 2009, 50,000 of the options outstanding were fully vested with 50,000 options vesting in November 2009. At both March 31, 2009 and 2008, the weighted average exercise price of exercisable options under the Non-Employee Director Stock Option Plan was $3.17.

NOTE 10 — SHAREHOLDERS’ EQUITY:

Common Shares:

Authorized common shares total 75,000,000 shares of common shares, par value $0.01 per share, of which, 27,129,832 were issued and outstanding as of March 31, 2009 and 2008. Shares held in treasury at March 31, 2009 and 2008 were 25,835,965.

Common Stock Repurchase Program:

In January 2000, September 2001 and September 2003, the Company’s Board authorized share repurchase programs for 5,000,000 shares, 1,000,000 shares, and 2,000,000 shares, respectively. No shares were repurchased in fiscal 2009 or fiscal 2008. As of March 31, 2009, 732,377 shares remain available for repurchase under the program established in September 2003.

Series A Preferred Stock:

The Company has issued and outstanding 3,677 shares of Series A Preferred Stock, (“Preferred Stock”) $.01 par value, with a face value of $3,677,000, which had no determinable market value as of March 31, 2009.

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective March 31, 2002, the previously existing conversion feature of the Preferred Stock expired. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

Warrants:

On October 7, 2003, in connection with a consulting arrangement, the Company granted 50,000 warrants with an exercise price of $5.00 per share. These warrants were valued using the Black-Scholes option valuation model, which resulted in $90,500 being charged to earnings during fiscal 2004. As of March 31, 2009, these warrants had not been exercised.

On August 1, 2004, in connection with a consulting agreement, the Company granted 50,000 warrants with immediate vesting and an exercise price of $3.00 per share with an expiration date of August 2009. These warrants were valued using the Black-Scholes valuation model, which resulted in $88,500 being charged to earnings during the fiscal year ended March 31, 2005. As of March 31, 2009, these warrants had not been exercised.

NOTE 11 — FINANCIAL INSTRUMENTS:

In fiscal 2007, the Company entered into fixed period foreign exchange forward contracts (between the U.S. and Hong Kong dollar), based on economic and market conditions and solely for the purpose of speculative trading, not for the purpose of hedging other business opportunities. The contract terms were for fixed periods and at March 31, 2008, the Company’s foreign exchange forward contracts had expiration dates that ranged from one to two months, with notional amounts of $10 million.

At each balance sheet date, the Company accounts for its foreign exchange forward contracts as a current asset with corresponding realized or unrealized gains and losses included in the income statement. As such, realized gains of $330,267 and unrealized gains of $134,395 were recorded as non-operating income at March 31, 2008. At March 31, 2009, there were no foreign exchange forward contracts outstanding.

NOTE 12 — MARKETABLE SECURITIES:

As of March 31, 2008, the Company had $13.9 million face value invested in trading securities, consisting entirely of student loan auction rate securities (“SLARS”). These securities have long-term nominal maturities for which interest rates are reset through a Dutch auction process at pre-determined calendar intervals; a process which, prior to February 2008, had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, these SLARS have had multiple failed auctions. Based on an independent valuation and its internal analysis, the Company concluded at March 31, 2008, that these securities had experienced an other-than-temporary decline in fair value and recorded an impairment charge of $1.95 million in fiscal 2008. During fiscal 2009, the issuers of these SLARS redeemed $5.8 million for cash, and the Company recorded an additional impairment charge of $117,000. These SLARS have AAA/Aaa and AAA/Baa3 credit ratings as of March 31, 2009, and have been classified as long-term investments in the Company’s Consolidated Balance Sheet as a consequence of their uncertain liquidity. The net book value of these SLARS at March 31, 2009 and 2008, respectively was $6.0 million and $11.9 million.

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — NET EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share for the years ended March 31, 2009 and March 31, 2008:

	2009	2008

Numerator:
Loss from continuing operations for basic and diluted earnings per share	$(4,183)	$(8,963)

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,126
Effect of dilutive securities on denominator:
Options and warrants	—	—

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,126

Loss from continuing operations
Basic and diluted loss per share	$(.16)	$(.33)

For the year ended March 31, 2008, 312,334 shares attributable to outstanding stock options and 100,000 shares attributable to outstanding stock warrants were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants exceeded the average price of the common shares, and therefore their inclusion would have been antidilutive. For the year ended March 31, 2009, 134,000 shares attributable to outstanding stock options and 100,000 shares attributable to outstanding stock warrants were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants exceeded the average price of the common shares, and therefore their inclusion would have been antidilutive.

NOTE 14 — LICENSE AGREEMENTS:

The Company is party to numerous license agreements that allow licensees to use its trademarks for the manufacture and/or the sale of consumer electronics and other products and are referred to as “outward licenses”. These license agreements (i) allow the licensee to use the Company’s trademarks for a specific product category, or for sale within specific geographic areas, or for sales to a specific customer base, or any combination of the above, or any other category that might be defined in the license agreement, (ii) may be subject to renewal at the initial expiration of the agreements and are governed by the laws of the United States and (iii) have expiration dates ranging through December 2011.

In addition to “outward licenses”, the Company enters into “inward licenses”, which allow the Company to use the name, trademark, logo or technology of third parties in the sale and distribution of products.

Effective January 2007, the Company entered into an inward license agreement with Mattel, Inc. to license the Barbie and Hot Wheels names, trademarks and logos. In March 2008, the Company entered into an amendment to this license agreement, adding the U.B. Funkeys names, trademarks and logos. Under the license agreement, the Company is producing and selling a line of Barbietm Real Electronics, Hot Wheelstm and U.B. Funkeystm products. The license agreement expires in December 2009 and will not be renewed. The Company is subject to a final minimum royalty payment obligation of $387,000 at the expiration date of the license agreement.

Effective July 2005, the Company entered into an inward license agreement with Apple Computer Inc. The license, which automatically renews for successive one-year terms after June 2007 and is cancellable by either party, will remain in effect unless terminated in accordance with the terms of the agreement. The license allows us to develop and market products that are compatible with iPod® portable audio and video devices. In addition, the

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

license further provides the right to use the “made for iPod®” logo on all of the Company’s packaging and promotional material.

Effective March 2003, the Company entered into an inward license agreement with MTV Networks to license the Nickelodeon name, trademark and logo, along with several of Nickelodeon’s trademarks and logos. The license agreement expired on March 31, 2007 and the Company had the right to sell off products using the Nickelodeon name through June 29, 2007. Additionally, the Company entered into a second contract with MTV Networks for additional Nickelodeon character trademarks and logos, along with expanded product categories. This license agreement also expired on March 31, 2007 and like the first agreement, the Company had the right to sell off products using the Nickelodeon name through June 29, 2007.

NOTE 15 — LEGAL PROCEEDINGS:

In re: Emerson Radio Shareholder Derivative Litigation.  In late 2008, the plaintiffs in two previously filed derivative actions (the Berkowitz and Pinchuk actions) filed a consolidated amended complaint naming as defendants two current and one former director of the Company and alleging that the named defendants violated their fiduciary duties to the Company in connection with a number of related party transactions with affiliates of Grande Holdings, the Company’s controlling shareholder. In January 2009, the individual defendants filed an answer denying the material allegations of the complaint and the litigation currently is in the discovery stage. The recovery, if any, in this action will inure to the Company’s benefit.

Except for the litigation matters described above, the Company is not currently a party to any legal proceedings other than litigation matters, in most cases involving ordinary and routine claims incidental to our business. Management cannot estimate with certainty the Company’s ultimate legal and financial liability with respect to such pending litigation matters. However, management believes, based on our examination of such matters, that the Company’s ultimate liability will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 16 — BUSINESS SEGMENT INFORMATION AND MAJOR CUSTOMERS:

Continuing operations for the Company for the fiscal years ended March 31, 2009 and March 31, 2008 are summarized below by geographic area (in thousands):

	Year Ended March 31, 2009
	U.S.	Foreign	Consolidated

Net third party revenue	$198,831	$1,750	$200,581

Loss before income taxes	$(4,120)	$(153)	$(4,273)

Identifiable assets	$83,141	$2,903	$86,044

	Year Ended March 31, 2008
	U.S.	Foreign	Consolidated

Net third party revenue	$218,784	$4,017	$222,801

Loss before income taxes	$(7,262)	$(274)	$(7,536)

Identifiable assets	$83,237	$4,692	$87,929

At March 31, 2009 and March 31, 2008, respectively, foreign identifiable assets included amounts due from several wholly-owned subsidiaries of Grande in the aggregate amount of $192,000 and $765,000. See Note 3 “Related Party Transactions”. In addition to operating assets, at March 31, 2009 and March 31, 2008, respectively, there were non-operating assets of $8,641,000 and $8,625,000 located in foreign countries.

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s net sales to one customer aggregated approximately 46% and 35% of net revenues for the years ended March 31, 2009 and 2008, respectively. The Company’s net sales to another customer aggregated 27% and 24% for the years ended March 31, 2009 and 2008, respectively. The trade accounts receivable balance for these two customers, net of specific reserves, approximated 46% and 8%, respectively, of consolidated trade accounts receivable as of March 31, 2009, and approximated 65% and 6%, respectively, of consolidated trade accounts receivable as of March 31, 2008. The Company has policies and procedures to limit its credit risk related to these and other customers.

NOTE 17 — DISCONTINUED OPERATIONS:

On April 16, 2009, the Company sold its 50% membership interest in Advanced Sound and Image LLC to ASI. On the same date, the Company also sold for $200,000 its right, title and interest in and to certain loan documentation relating to a secured line of credit made available to ASI, under which approximately $1.2 million was due and payable to the Company as of April 16, 2009. As a result of this transaction, the Company has presented as discontinued operations, net of taxes, its share of the results of operations of ASI for the fiscal years ending March 31, 2009 and 2008, along with the approximately $1.0 million write-down loss it recorded in March 2009 on the April 2009 sale of its note receivable from ASI.

Discontinued operations, net of tax for the fiscal years ending March 31, 2009 and 2008, relating to this transaction were $634,000 and $58,000, respectively.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in its Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons; by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

As a result of its internal assessment, the Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K, are not effective to reasonably ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to ensure that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, management concluded that the Company’s internal control over financial reporting and related party transactions was not effective. Management has identified the following material weaknesses as of March 31, 2009:

The company does not have adequate internal controls in place to ensure the accuracy of its financial statements. As a result, inadequate communication between departments and inadequate review over the financial statements caused the Company to misstate its results of operations for the three month periods ended June 30, 2008 and September 30, 2008, which will lead to the Company restating the results of those periods and issuing revised financial statements accordingly. Because the amounts to be restated in such quarters offset each other, the Company believes that its financial statements for the six months ended September 30, 2008 continue to fairly present the Company’s results of operations and financial condition for the period and as of that date and need not be restated as described in the “Management Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Prior Interim Period Financial Statements” section of this Report.

The Company does not have adequate procedures in place to prevent related party transactions which give rise to potential conflicts of interest. As a result the Company entered into a transaction in which a subsidiary advanced funds to a related party without proper approval. The transaction was noted immediately as an unapproved transaction, and all the advanced funds were repaid to the Company on a timely basis.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2009, there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company, its Audit Committee and its Board of Directors will be working to implement additional controls over financial reporting and related party transactions as a result of the material weaknesses in internal controls over these areas identified during management’s fiscal 2009 assessment.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2009.

Item 11.	EXECUTIVE COMPENSATION

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2009.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2009.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2009.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements.  The following financial statements of Emerson Radio Corp. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended March 31, 2009 and 2008

Consolidated Balance Sheets as of March 31, 2009 and 2008

Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended March 31, 2009 and 2008

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts and Reserves

All other financial statement schedules are omitted from this Annual Report on Form 10-K, as they are not required or applicable or the required information is included in the financial statements or notes thereto.

3. Exhibits.  The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

Exhibit
Number

3.1		Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).
3.4		Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit (3) (b) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).
3.5		Amendment dated February 14, 1996 to the Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).
3.6		By-Laws of Emerson (incorporated by reference to Exhibit 3.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).
3.7		Amendment dated November 28, 1995 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).
10.12		License Agreement effective as of January 1, 2001 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10) (z) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10	.12.1	First Amendment to License Agreement dated February 19, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.1) of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2002).
10	.12.2	Second Amendment to License Agreement effective August 1, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.2) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10	.12.3	Third Amendment to License Agreement effective February 18, 2004 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit 10.12.3 of Emerson’s Annual Report on Form 10-K for the year ending March 31, 2004)

Exhibit
Number

10	.12.4	Fourth Amendment to License Agreement effective December 3, 2004 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit (10.12.4) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).
10	.12.5	Fifth Amendment to License Agreement effective May 18, 2005 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit (10.12.5) of Emerson’s Annual Report on Form 10-K for the year ending March 31, 2005)
10	.12.7	Seventh Amendment to License Agreement effective December 22, 2005 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit 10.1 of Emerson’s Current Report on Form 8-K filed on December 28, 2005)
10.13		Second Lease Modification dated as of May 15, 1998 between Hartz Mountain, Parsippany and Emerson (incorporated by reference to Exhibit (10) (v) of Emerson’s Annual Report on Form 10-K for the year ended April 3, 1998).
10	.13.1	Third Lease Modification made the 26 day of October, 1998 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended October 2, 1998).
10	.13.2	Fourth Lease Modification made the 12th day of February, 2003 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10.13.2) of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2003).
10	.13.4	Fifth Lease Modification Agreement made the 2nd day of December, 2004 between Hartz Mountain Industries, Inc. and Emerson (incorporated by reference to Exhibit (10.13.3) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).
10	.13.3	Lease Agreement dated as of October 8, 2004 between Sealy TA Texas, L.P., a Georgia limited partnership, and Emerson Radio Corp. (incorporated by reference to Exhibit (10.13.3) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10	.13.5	Lease Agreement (Single Tenant) between Ontario Warehouse I, Inc., a Florida corporation, as Landlord, and Emerson Radio Corp., a Delaware corporation, as Tenant, effective as of December 6, 2005 (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on January 4, 2006).
10	.13.6	Letter agreement, dated November 28, 2005, between Emerson Radio Corp. and The Grande Group (Hong Kong) Limited regarding lease of office space. (Incorporated by reference to Exhibit 10.13.6 to Emerson’s Annual Report on Form 10-K for the year ended March 31, 2006.)
10	.13.7	Letter agreement, dated November 28, 2005, between Emerson Radio Corp. and The Grande Group (Hong Kong) Limited regarding management services for office space. (Incorporated by reference to Exhibit 10.13.7 to Emerson’s Annual Report on Form 10-K for the year ended March 31, 2006.)
10	.18.1	Emerson Radio Corp. 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 1 of Emerson’s 2004 Proxy Statement).
10	.18.2	Emerson Radio Corp. 2004 Non-Employee Outside Director Stock Option Plan (incorporated by reference to Exhibit 2 of Emerson’s 2004 Proxy Statement).
10.25		Employment Agreement, dated as of April 3, 2007, by and between Emerson Radio Corp. and Greenfield Pitts (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.26		Employment Agreement, dated as of October 15, 2007, by and between Emerson Radio Corp. and John Spielberger (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on July 11, 2008).
10	.27.5	Loan and Security Agreement dated as of December 23, 2005, among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd., and Emerson Radio International Ltd. (as Borrowers) and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 of Emerson’s Form 8-K dated December 28, 2005).
10	.28.1	Form of Common Stock Warrant Agreement entered into on October 7, 2003 by and between Emerson Radio Corp. and Ladenburg Thalmann & Co., Inc. (incorporated by reference to Exhibit 10.28.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

Exhibit
Number

10	.28.2	Common Stock Purchase Warrant Agreement entered into on August 1, 2004 by and between Emerson Radio Corp. and EPOCH Financial Services, Inc. (incorporated by reference to Exhibit 10.28.2 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10	.28.3	Stock Purchase Agreement among Emerson Radio Corp., Collegiate Pacific Inc. and Emerson Radio (Hong Kong) Limited, dated July 1, 2005 (incorporated by reference to Exhibit 2.1 to Emerson’s Current Report on Form 8-K filed on July 8, 2005).
14.1		Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2004).
21.1		Subsidiaries of the Company as of March 31, 2009.*
23.1		Consent of Independent Registered Public Accounting Firm — MSPC, Certified Public Accountants and Advisors, Professional Corporation*
31.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32		Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(b) Exhibits.  The exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated by reference.

(c) Financial Statement Schedules and Other Financial Statements.

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

Dated: July 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher Ho Christopher Ho	Chairman of the Board of the Directors	July 14, 2009

/s/ Eduard Will Eduard Will	Vice Chairman of the Board of Directors	July 14, 2009

/s/ Adrian Ma Adrian Ma	Chief Executive Officer (Principal Executive Officer) and Director	July 14, 2009

/s/ Greenfield Pitts Greenfield Pitts	Chief Financial Officer (Principal Financial and Accounting Officer), and Director	July 14, 2009

/s/ Duncan Hon Duncan Hon	Director	July 14, 2009

/s/ Mirzan Mahathir Mirzan Mahathir	Director	July 14, 2009

/s/ Kareem E. Sethi Kareem E. Sethi	Director	July 14, 2009

/s/ Terence A. Snellings Terence A. Snellings	Director	July 14, 2009