Form 10-K/A
period 2009-03-31
EMERSON RADIO CORP
filed 2009-07-29
CIK 32621

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☑ NO.
Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2008 (computed by reference to the last reported sale price of the Common Stock on the NYSE Amex on such date): $9,777,592
Number of Common Shares outstanding at July 21, 2009: 27,129,832
DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE
     Unless the context otherwise requires, the term “the Company” and “Emerson,” refers to Emerson Radio Corp. and its subsidiaries.
     This Amendment No. 1 on Form 10-K/A (the “Form 10/KA”) to the Annual Report on Form 10-K (the “Annual Report”) of the Company for the fiscal year ended March 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2009, is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 and to update the Exhibit Index. The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended March 31, 2009, and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, the Company is including with this Form 10-K/A certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on July 14, 2009 or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

Item	Page
Part III 10. Directors, Executive Officers and Corporate Governance	3

11. Executive Compensation	6

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	9

13. Certain Relationships and Related Transactions and Director Independence	11

14. Principal Accountant Fees and Services	15

Part IV 15. Exhibits and Financial Statements	16

Signatures	19

Exhibit Index
EX-10.27.6
EX-31.1
EX-31.2
EX-32

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
     The following table sets forth certain information regarding the current directors of Emerson Radio Corp. (“Emerson,” “us” or the “Company”).

		Year First
		Became
Name	Age	Director	Principal Occupation or Employment
Christopher Ho	59	2006	Christopher Ho has served as the Company’s Chairman since July 2006. Mr. Ho is presently the Chairman of The Grande Holdings Ltd. (“Grande Holdings”), a Hong Kong based group of companies engaged in a number of businesses including the manufacture, sale and distribution of audio, video and other consumer electronics and video products. Grande Holdings beneficially holds approximately 57.6% of the Company’s outstanding common shares. Mr. Ho also currently serves as Chairman of Lafe Corporation Limited, a company listed on the Singapare Exchange, and a representative director of Sanusi Electric Co., Ltd., a company listed on the Tokyo Stock Exchange. Mr. Ho graduated with a Bachelor of Commerce degree from the University of Toronto in 1974. He is a member of the Canadian Institute of Chartered Accountants as well as a member of the Institute of Management Accountants of Canada. He also is a certified public accountant (Hong Kong) and a member of the Hong Kong Society of Accountants. He was a partner in international accounting firms before joining Grande Holdings and has extensive experience in corporate finance, international trade and manufacturing.

Adrian Ma (1)	64	2006	Adrian Ma, a director of the Company since March 30, 2006, has been the Company’s Chief Executive Officer since March 30, 2006 and also served as its Chairman from March 30, 2006 through July 26, 2006. In addition, Mr. Ma is a director of Grande Holdings. He has more than 30 years experience as an Executive Chairman, Executive Director and Managing Director of various organizations focused primarily in the consumer electronics industry. Mr. Ma also is Director of Lafe Technology Ltd., Vice Chairman and Managing Director of Ross Group Inc. and Deputy Chairman of Sansui Electric Co. Ltd.

Greenfield Pitts	59	2006	Greenfield Pitts has served as the Company’s Chief Financial Officer since February 2007 and a director since March 2006. Mr. Pitts has a 30-year background in international banking and was associated with Wachovia Bank, the Company’s present lender, for more than 25 years, with assignments in London, Atlanta and Hong Kong. From 1997 to 2006, he was in Hong Kong managing a joint venture between Wachovia and HSBC, later working in Corporate Finance for Wachovia Securities.

Eduard Will (1)	67	2006	Eduard Will has been the Company’s Vice Chairman since October 2007 and a Director since July 2006. From July 2006 until October 2007, Mr. Will served as the Company’s President- North American Operations. Prior to becoming President- North American Operations, Mr. Will was the Chairman of the Company’s Audit Committee from January 2006 through July 2006. From 2001 to 2002 Mr. Will served as Chief Executive Officer of Boca Research, Inc. Mr. Will has more than 37 years experience as a merchant banker, senior advisor and director of various public and private companies. Presently, Mr. Will is serving on the Board of Directors or acting as Senior Adviser to Grande Holdings, KoolConnect Technologies Inc., Ricco Capital (Holdings) Ltd. (Hong Kong), South East Group (Hong Kong) and Integrated Data Corporation.

Duncan Hon	48	2009	Duncan Hon has been a director since February 2009. Mr. Hon currently serves as Chief Executive Officer of the Branded Distribution Division of The Grande Holdings Limited, a Hong Kong based group of companies engaged in a number of businesses including the manufacture, sale and distribution of audio, video and other consumer electronics and video products (“Grande”). Mr. Hon has also served as a director of Grande and several of its subsidiaries. From 2004 to 2007, Mr. Hon served as a director of Smart Keen International Limited, a Hong Kong company, providing financial consulting services. He is a member of

		Year First
		Became
Name	Age	Director	Principal Occupation or Employment
			the Hong Kong Institute of Certified Public Accountants and the Association of Chartered Certified Accountants.

Mirzan Mahathir (1)	50	2007	Mirzan Mahathir has been a Director since December 2007. Mr. Mahathir currently manages his investments in Malaysia and overseas while facilitating business collaboration in the region. Previously, Mr. Mahathir worked for IBM Corporation and Salomon Brothers. Since 1992, Mr. Mahathir has served as the Executive Chairman and President of Konsortium Logistik Berhad, a Malaysian logistic solutions Provider listed on the Kuala Lumpar Stock Exchange. He also is the Chairman and CEO of Crescent Capital Sdn Bhd, a Malaysian investment holding and independent strategic and financial advisory firm which he founded and the President of the Asian Strategy and Leadership Institute (ASLI), a leading organizer of business conferences, secretariat for business councils and Public Policy research centre. Currently, Mr. Mahathir holds directorships in Worldwide Holdings Berhad and AHB Holdings Berhad, companies listed on the Bursa Malaysia, and Lafe Technology Ltd., a company listed on the Singapore Exchange. He is also a member of the UN/ESCAP Business Advisory Council, the American Bureau of Shipping Southeast Asia Committee and the Wharton Business School Asian Executive Board.

Kareem E. Sethi (2)	32	2007	Kareem E. Sethi has been a Director since December 2007. Mr. Sethi has served as Managing Director of Streetwise Capital Partners, Inc. since 2003. From 1999 until 2003, Mr. Sethi was Manager, Business Recovery Services for PricewaterhouseCoopers Inc.

Terence A. Snellings (2)	59	2008	Terence A. Snellings has been a Director since August 2008. Mr. Snellings has served as Director of Finance and Administration of Refugee Resettlement and Immigration Services of Atlanta, Inc., a non-profit agency that provides an entry into the American culture for refugees. From 1986 until April 2006, Mr. Snellings served as Managing Director of Wachovia Services, Ltd., where he managed investment banking origination activities of the Asia-Pacific Group within Wachovia Securities Corporate and Investment Banking Division.

(1)	Member of the Corporate Governance, Nominating and Compensation Committee

(2)	Member of the Audit Committee
Board of Directors and Committees
     At the beginning of the Company’s fiscal year ended March 31, 2009 (“Fiscal 2009”), the Company’s Board of Directors consisted of Christopher Ho, Adrian Ma, Greenfield Pitts, Eduard Will, Michael A.B. Binney, W. Michael Driscoll, Mirzan Mahathir, David R. Peterson and. Norbert Wirsching. In July 2008, Messrs. Driscoll, Peterson and Wirsching resigned as directors. The reasons for Mr. Driscoll’s resignation were outlined in a letter submitted by him to the Company’s Board of Directors, a copy of which letter was filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on July 18, 2008, and the reasons for Mr. Wirsching’s resignation were outlined in a letter submitted by him to the Company’s Board of Directors, a copy of which letter was filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on July 29, 2008. In January 2009, Mr. Binney resigned as director. The Company’s Board of Directors presently consists of eight directors — Messrs. Ho, Ma, Pitts, Hon, Will, Mahathir, Sethi and Snellings. Three of the eight current directors, Messrs. Mahathir, Sethi and Snellings, meet the definition of independence as established by the NYSE Amex and SEC rules.
     The Company’s Board of Directors has two standing committees, the Audit Committee, which is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, and the Corporate Governance, Nominating and Compensation Committee.
     The Company’s Audit Committee currently consists of Mr. Sethi and Mr. Snellings, each of whom meets the definition of independence as established by the NYSE Amex and SEC rules. Mr. Sethi is currently the Chairman of the Audit Committee and the “audit committee financial expert.” Pursuant to Section 803(B)(2)(c) of the NYSE Amex Company Guide (the “Company Guide”), the Company is required to have an audit committee of at least two independent members, as defined by the listing standards of the NYSE Amex. During a portion of Fiscal 2009, the Audit Committee consisted of Mr. Sethi, Mr. Driscoll and Mr. Wirsching, each of whom meets the definition of independence as established by the NYSE Amex and SEC rules. For brief period following the resignations of Mr. Driscoll and Mr. Wirsching in July 2008 and until the appointment of Mr. Snellings to the Company’s Board of Directors and Audit Committee on August 12, 2008, the Company’s Audit Committee consisted of only one independent director and therefore during this brief period the Company was not in compliance with Section 803(B)(2)(c) of the Company Guide. Following the appointment of Mr. Snellings to the Audit Committee on August 12, 2008, the Company regained compliance the applicable NYSE Amex listing standards set forth in Section 803(B)(2)(c) of the Company Guide.

     The Audit Committee is empowered by the Board of Directors, among other things, to: (i) serve as an independent and objective party to monitor the Company’s financial reporting process, internal control system and disclosure control system; (ii) review and appraise the audit efforts of the Company’s independent accountants; (iii) assume direct responsibility for the appointment, compensation, retention and oversight of the work of the outside auditors and for the resolution of disputes between the outside auditors and the Company’s management regarding financial reporting issues; and (iv) provide the opportunity for direct communication among the independent accountants, financial and senior management and the Board of Directors. A copy of the Company’s Audit Committee Charter is posted on the Company’s website: www.emersonradio.com on the Investor Relations page.
Codes of Ethics
     The Company has adopted a Code of Ethics for Senior Financial Officers (“Code of Ethics”) that applies to its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller and Treasurer. This Code of Ethics was established with the intention of focusing Senior Financial Officers on areas of ethical risk, providing guidance to help them recognize and deal with ethical issues, providing mechanisms to report unethical conduct, fostering a culture of honesty and accountability, deterring wrongdoing and promoting fair and accurate disclosure and financial reporting.
     The Company has also adopted a Code of Conduct for Officers, Directors and Employees of Emerson Radio Corp. and Its Subsidiaries (“Code of Conduct”). We prepared this Code of Conduct to help all officers, directors and employees understand and comply with its policies and procedures. Overall, the purpose of the Company’s Code of Conduct is to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company; (iii) compliance with applicable governmental laws, rules and regulations; (iv) prompt internal reporting of code violations to an appropriate person or persons identified in the Code of Conduct; and (v) accountability for adherence to the Code of Conduct.
     The Code of Ethics and the Code of Conduct are posted on the Company’s website: www.emersonradio.com on the Investor Relations page. If the Company makes any substantive amendments to, or grant any waiver (including any implicit waiver) from a provision of the Code of Ethics or the Code of Conduct, and that relates to any element of the Code of Ethics definition enumerated in Item 406 (b) of Regulation S-K, the Company will disclose the nature of such amendment or waiver on its website or in a current report on Form 8-K.
Executive Officers
     The following table sets forth certain information regarding the executive officers of Emerson:

			Year
Name	Age	Position	Became Officer
Adrian Ma	64	Chief Executive Officer and Director	2006
Greenfield Pitts	59	Chief Financial Officer and Director	2007
John Spielberger	45	President-North American Operations	2007
     Adrian Ma has served as the Company’s Chief Executive Officer since March 30, 2006 and served as the Company’s Chairman of the Board of Directors from March 30, 2006 through July 26, 2006. Mr. Ma continues to serve as a director. See Mr. Ma’s biographical information above.
     Greenfield Pitts has served as the Company’s Chief Financial Officer since February 2007 and a director since March 2006. See Mr. Pitts’ biographical information above.

     John Spielberger has served as the Company’s President-North American Operations since October 2007. From 1995 until 2007, Mr. Spielberger served as a Senior Vice President with Sony BMG Music Entertainment Sales Co., an entertainment software sales and marketing distribution company. Prior to this, Mr. Spielberger held various positions with RCA Records Label, a music company. Mr. Spielberger holds a Bachelor of Science degree in Business Management and Marketing from Cornell University and a Masters of Business Administration from the University of Michigan.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, officers, and stockholders who beneficially own more than 10% of any class of its equity securities registered pursuant to Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with respect to the Company’s equity securities with the Securities and Exchange Commission and the NYSE Amex. All reporting persons are required to furnish the Company with copies of all reports that such reporting persons file with the Securities and Exchange Commission pursuant to Section 16(a) of the Exchange Act.
     Based solely upon a review of Forms 3 and 4 and amendments to these forms furnished to the Company, all parties subject to the reporting requirements of Section 16(a) filed all such required reports during and with respect to Fiscal 2009.
ITEM 11 — EXECUTIVE COMPENSATION AND OTHER INFORMATION
Summary Compensation Table
     The following Summary Compensation Table sets forth information concerning compensation for services rendered in all capacities to us and our subsidiaries for Fiscal 2009 and Fiscal 2008 which was awarded to, earned by or paid to each person who served as our principal executive officer at any time during Fiscal 2009 and the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers as of March 31, 2009 (collectively, the “Named Executive Officers”).

					All Other
Name and	Fiscal			Option	Compensation
Principal Position	Year	Salary($)	Bonus($)(2)	Awards($)(1)	($)(3)	Total ($)
Adrian Ma (4)	2009	$350,000		—	—	$350,000
President and Chief Executive Officer	2008	—	$50,000	—	—	$50,000

Greenfield Pitts (5)	2009	$250,000	—	$9,500	$23,459	$282,959
Chief Financial Officer	2008	$250,000	$100,000	$9,500	$22,841	$382,341

John Spielberger (6)	2009	$250,000	—	—	$23,461	$273,461
President -North American Operations	2008	$105,769	$60,000	—	$9,437	$175,206

(1)	Represents the expense to the Company pursuant to FAS 123(R) for the respective year for stock options granted as long-term incentives pursuant to the Company’s 2004 Non-Employee Outside Director Stock Option Plan or its 2004 Employee Stock Option Plan. All options received by Mr. Pitts in the table above were received by him as a non-employee director and prior to his being named as an executive officer. Immediately following the adoption by the Company’s stockholders of an amendment to the Company’s 2004 Non-Employee Outside Director Stock Option Plan (the “Non-Employee Director Plan”) to increase the number of shares available for issuance thereunder from 250,000 to 500,000 shares in November 2006, Mr. Pitts received an option to purchase up to 25,000 shares of the Company’s common stock. Mr. Pitts began to serve as a director at a time when he was not an employee of the Company and no additional shares were available under the Non-Employee Director Plan. See Notes to the Company’s financial statements for the fiscal years ended March 31, 2009 and 2008 for the assumptions used for valuing the expense under FAS 123(R).

(2)	Represents bonus paid for such fiscal year.

(3)	Represents the incremental cost to the Company of all personnel benefits, including medical and dental insurance and the Company’s match for its 401(K) plan, to our Named Executive Officers. Such personnel benefits are available to all employees of the Company in accordance with the Company’s standard employment practices.

(4)	Mr. Ma commenced employment as the Company’s Chief Executive Officer on March 30, 2006 and began receiving a salary effective April 2008.

(5)	Mr. Pitts commenced employment as the Company’s Chief Financial Officer on February 19, 2007.

(6)	Mr. Spielberger commenced employment as the Company’s President-North American Operations on October 29, 2007.
Employment Agreements.
     During Fiscal 2009, the Company had employment agreements with certain of its Named Executive Officers, each of which is described below.
     Greenfield Pitts. Greenfield Pitts, our Chief Financial Officer, entered into an employment agreement with the Company on April 3, 2007, which sets forth the terms and conditions pursuant to which Mr. Pitts shall serve as the Company’s Chief Financial Officer. The agreement provides for an annual base salary of $250,000 and a discretionary bonus at the end of the Company’s fiscal year as recommended by the Board of Directors. The initial term expired on March 31, 2008. During the term extensions, the Company has the right to terminate the agreement upon 90 days prior written notice and Mr. Pitts has the right to terminate the agreement upon 90 days prior written notice.
     John Spielberger. John Spielberger, the Company’s President-North American Operations, entered into an employment agreement with the Company on October 15, 2007, which provides that Mr. Spielberger shall serve as the Company’s President-North American Operations. The agreement provides for an annual base salary of $250,000 and a discretionary bonus at the end of the Company’s fiscal year as recommended by the Board of Directors. The initial term expired on October 31, 2008. During the term extensions, the Company has the right to terminate the agreement upon 90 days prior written notice and Mr. Spielberger has the right to terminate the agreement upon 90 days prior written notice.

Outstanding Equity Awards at Fiscal Year End
     The following table provides certain information concerning outstanding equity awards held by each of our Named Executive Officers at March 31, 2009.
Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options (#)	Options (#)	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price ($)	Date
Adrian Ma	0	0	—	—
Greenfield Pitts	16,667	8,333	$3.19	11/21/2016
John Spielberger	0	0	—	—
Compensation of Directors
     During Fiscal 2009, our directors who were not employees (“Outside Directors”), specifically Messrs. Binney, Driscoll, Ho, Hon, Mahathir, Peterson, Sethi, Snellings, Will and Wirsching were paid $33,750, $17,500, $120,625, $5,875, $52,958, $13,125, $60,514, $36,667, $52,597 and $18,333, respectively, for serving on the Board of Directors and on our various committees during the period. The Company does not compensate directors who are employees of the Company for their services as directors.
     Outside Directors are each paid an annual director’s fee of $45,000. Beginning October 15, 2008, the Board of Directors resolved that each Outside Director serving on a committee of the Board of Directors would receive an additional fee of $15,000 per annum with no additional fee paid an Outside Director serving as chairman of a committee. The Company does not pay any additional fees for attendance at meetings of the Board of Directors or the committees. All directors’ fees are paid in four equal quarterly installments per annum and are pro-rated in situations where an Outside Director serves less than a full one year term.
     On September 5, 2008, the Board of Directors resolved that Mr. Ho would begin receiving a director fee as an Outside Director effective April 1, 2008 and that Mr. Ho would receive a retroactive director fee as an Outside Director dating from the time he joined the Board of Directors of the Company on July 26, 2006. As a result of this resolution, Mr. Ho was paid an aggregate amount of director’s fees in fiscal 2009 of $120,625.
     Additionally, each director, who is not an employee of the Company, is eligible to participate in the Company’s 2004 Non-Employee Outside Director Stock Option Plan. The Company’s directors are reimbursed their expenses for attendance at meetings.
     The following table provides certain information with respect to the compensation earned or paid to the Company’s Outside Directors during Fiscal 2009.

Directors Compensation

	Fees
	Earned		All Other
	or Paid in		Compensation
Name	Cash ($)	Option Awards ($)(1)	($)	Total ($)
Michael A.B. Binney (2)	$33,750	$0	$0	$33,750
W. Michael Driscoll (3)	$17,500	$0	$0	$17,500
Christopher Ho (4)	$120,625	$0	$0	$120,625
Duncan Hon (5)	$5,875	$0	$0	$5,875
Mirzan Mahathir	$52,958	$0	$0	$52,958
David R. Peterson (6)	$13,125	$0	$0	$13,125
Kareem E. Sethi	$60,514	$0	$0	$60,514
Terence A. Snellings (7)	$36,667	$0	$0	$36,667
Eduard Will	$52,597	$19,772	$0 (8)	$72,369
Norbert Wirsching (9)	$18,333	$0	$0	$18,333

(1)	Represents the expense to the Company pursuant to FAS 123(R) for stock options granted as long-term incentives pursuant to the Company’s 2004 Non-Employee Outside Director Stock Option Plan. See notes to the Company’s financial statements for the fiscal years ended March 31, 2009 and 2008 for the assumptions used for valuing the expense under FAS 123(R). At March 31, 2009, Mr. Will had options to purchase an aggregate of 50,000 shares of the Company’s common stock.

(2)	Mr. Binney served as the Company’s President-International Operations until he resigned from this position on May 7, 2008, at which time he began receiving a director’s fee as an Outside Director. Mr. Binney resigned from the Board of Directors of the Company in January 2009.

(3)	Mr. Driscoll resigned as a director on July 14, 2008.

(4)	On September 5, 2008, the Board of Directors resolved that Mr. Ho would begin receiving a director fee as an Outside Director effective April 1, 2008 and that Mr. Ho would receive a retroactive director fee as an Outside Director dating from the time he joined the Board of Directors of the Company on July 26, 2006. As a result of this resolution, Mr. Ho was paid an aggregate amount of director’s fees in fiscal 2009 of $120,625.

(5)	Mr. Hon began to serve as a director on February 12, 2009.

(6)	Mr. Peterson resigned as a director on July 15, 2008.

(7)	Mr. Snellings began to serve as a director on August 12, 2008.

(8)	Previously, the Company had a policy of offering to provide health care insurance to each of its Outside Directors. Mr. Will is the only current Outside Director who elected to receive health care insurance through the Company. Subsequent to Fiscal 2009, the Company decided to reverse this policy with retroactive effect and to recover the monies paid for such health care insurance from the applicable Outside Directors by offsetting such monies against future board fees over a two year period. Accordingly and as agreed between the Company and Mr. Will, the Company will be recovering the $11,102 paid for health insurance premiums for Mr. Will against future board fees. Furthermore, the Company paid $7,871 for cell phone charges for Mr. Will during Fiscal 2009 and, as agreed between the Company and Mr. Will, the Company will be recovering such monies by offsetting against future board fees over a two year period.

(9)	Mr. Wirsching resigned as a director on July 28, 2008.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth, as of July 21, 2009, the beneficial ownership of (i) each current director; (ii) each of the Company’s Named Executive Officers; (iii) the Company’s current directors and executive officers as a group; and (iv) each stockholder known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock. Common stock beneficially owned and percentage ownership as of July 21, 2009 were based on 27,129,832 shares outstanding. Except as otherwise noted, the address of each of the following beneficial owners is c/o Emerson Radio Corp., Nine Entin Road, Parsippany, New Jersey 07054.

	Amount and Nature of
Name and Address of Beneficial Owners	Beneficial Ownership (1)	Percent of Class (1)
Christopher Ho (2)	15,634,482	57.6%
Adrian Ma	0	0%
Greenfield Pitts (3)	41,667	*
John Spielberger	0	0%
Duncan Hon	0	0%
Eduard Will (4)	41,667	*
Mirzan Mahathir	0	0%
Kareem E. Sethi	0	0%
Terence A. Snellings	0	0%
Lloyd I. Miller, III (5)	2,071,870	7.6%
All Directors and Executive Officers as a Group (9 persons) (6)	15,717,816	57.9%

(*)	Less than one percent.

(1)	Based on 27,129,832 shares of common stock outstanding as of July 21, 2009. Each beneficial owner’s percentage ownership of common stock is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of July 21, 2009 have been exercised. Except as otherwise indicated, the beneficial ownership table does not include common stock issuable upon exercise of outstanding options, which are not currently exercisable within 60 days of July 21, 2009. Except as otherwise indicated and based upon the Company’s review of information as filed with the U.S. Securities and Exchange Commission (“SEC”), the Company believes that the beneficial owners of the securities listed have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	S&T International Distribution Ltd. (“S&T”) is the record owner of 15,634,482 shares of common stock (the “Shares”). As the sole stockholder of S&T, Grande N.A.K.S. Ltd. (“N.A.K.S.”) may be deemed to own beneficially the Shares. As the sole stockholder of N.A.K.S., Grande Holdings may be deemed to own beneficially the Shares. Mr. Ho is one of the beneficiaries under a discretionary trust which indirectly owns approximately 67% of the capital stock of Grande Holdings. Information with respect to the ownership of these shares was obtained from disclosures contained within a Schedule 13D/A filed on November 5, 2007 and information obtained from Mr. Ho. An updated Schedule 13D/A will be filed to reflect the current information as obtained from Mr. Ho.

(3)	Mr. Pitts’ ownership consists of 25,000 shares of common stock directly owned by him and options to purchase 16,667 shares of the Company’s common stock issued pursuant to Emerson’s 2004 Non-Employee Director Stock Option Plan that are exercisable within 60 days of July 21, 2009. Mr. Pitts also has options to purchase 8,333 shares of the Company’s common stock issued pursuant to Emerson’s 2004 Non-Employee Director Stock Option Plan that are not exercisable within 60 days of July 21, 2009.

(4)	Mr. Will’s ownership consists of options to purchase 41,667 shares of the Company’s common stock pursuant to Emerson’s 2004 Non-Employee Director Stock Option Plan that are exercisable within 60 days of July 21, 2009. Mr. Will also has options to purchase 8,333 shares of the Company’s common stock issued pursuant to Emerson’s 2004 Non-Employee Director Stock Option Plan that are not exercisable within 60 days of July 21, 2009.

(5)	Lloyd I. Miller, III has sole voting and dispositive power with respect to 744,597 of the reported securities as (i) a manager of a limited liability company that is the general partner of a certain limited partnership and (ii) an individual. Lloyd I. Miller, III has shared voting and dispositive power with respect to 1,327,273 of the reported securities as an investment advisor to the trustee of certain family trusts. The address of Lloyd Miller, III is 4550 Gordon Drive, Naples, Florida 34102. Information with respect to the ownership of these shares was obtained from a Schedule 13G filed with the SEC on February 12, 2009.

(6)	See footnotes (2) through (4).

Equity Compensation Plan Information
     The following table gives information about the Company’s common stock that may be issued upon the exercise of options and rights under our 1994 Stock Compensation Program, 1994 Non-Employee Director Stock Option Plan, Emerson Radio Corp. 2004 Employee Stock Incentive Plan and 2004 Non-Employee Outside Director Stock Option Plan and exercise of warrants, as of March 31, 2009 (the “Plans”). The 1994 Plans expired in July 2004 and the remaining Plans are the only equity compensation plans in existence as of March 31, 2009.

	Number of securities to be	Weighted average exercise	Number of securities
	issued upon exercise of	price of outstanding	remaining available for
	outstanding options,	options, warrants and	future issuance under
	warrants and rights	rights	equity compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	134,000	$2.99	2,878,334
Equity compensation plans not approved by security holders	100,000	4.00	—
Total	234,000	$3.42	2,878,334
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     From time to time, the Company engages in business transactions with its controlling shareholder, The Grande Holdings Limited and its subsidiaries (“Grande”). As of July 21, 2009, Grande beneficially owned approximately 57.6% of the Company’s outstanding common stock. Mr. Ho, the Chairman of the Board of Directors of the Company, also serves as Chairman of the Grande Holdings Limited. Set forth below is a summary of such transactions.
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
     Leases and Other Real Estate Transactions. Effective May 15, 2009, Emerson entered into an amended lease agreement with Grande pursuant to which the space rented from Grande was increased from 18,476 square feet to 19,484 square feet. This amended agreement by its terms expires on December 31, 2009. Rent expense and related service charges with Grande totaled $414,000 and $270,000 for fiscal 2009 and fiscal 2008, respectively. Rent and related service charges described in this activity are included in the

Consolidated Statements of Operations as a component of selling, general, and administrative expenses. Emerson owed Grande $41,600 and $0 related to this activity at March 31, 2009 and March 31, 2008, respectively. A security deposit of $81,900 on the leased property is held by Grande as of March 31, 2009. Emerson is also due an $11,500 refund from Grande for previously paid warehouse charges.
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
Review and Approval of Transactions with Related Parties
     It is the policy of the Company that all proposed transactions between the Company and related parties, as defined by Statement of Financial Accounting Standard (SFAS) Number 57, which are (1) less than $500,000 but greater than $100,000 be pre-approved by the Company’s Chief Executive Officer, Chief Financial Officer and President-North American Operations and (2) greater than $500,000 be pre-approved by the Company’s Chief Executive Officer, Chief Financial Officer, President-North American Operations and Audit Committee of the Board of Directors.
     Management of the Company concluded during its fiscal 2009 assessment of internal controls over financial reporting that the Company’s policy is not effective to prevent related party transactions which give rise to potential conflicts of interest. As a result, the Company entered into a material transaction in which a subsidiary advanced funds to a related party without proper approval. The transaction was noted immediately as an unapproved transaction, and all the advanced funds were repaid to the Company on a timely basis.
Director Independence
     As of July 21, 2009, Grande beneficially owned an aggregate of 15,634,482 shares of the Company’s common stock, which represents approximately 57.6% of the shares of common stock currently outstanding. Accordingly, the Company is a “controlled company” (a “Controlled Company”), as such term is defined in Section 801(a) of the Company Guide. Because the Company is a Controlled Company, it is exempt from (i) the requirement that at least a majority of the directors on its Board of Directors be “independent” as defined under the NYSE Amex listing standards, (ii) the requirement to have the compensation of the Company’s executives determined by a compensation committee comprised solely of independent directors or by a majority of the board’s independent directors and (iii) from the requirement to have director nominees selected by a nominating committee comprised entirely of independent directors or by a majority of the independent directors.
     The Company’s Board of Directors presently consists of eight directors — Messrs. Ho, Ma, Pitts, Hon, Will, Mahathir, Sethi and Snellings. Three of the eight current directors, Messrs. Mahathir, Sethi and Snellings, meet the definition of independence as established by the NYSE Amex listing standards and SEC rules. Until their respective resignations during Fiscal 2009, the following individuals also served on the Company’s Board of Directors — Messrs. Michael A.B. Binney, W. Michael Driscoll, David R. Peterson and Norbert Wirsching. The Company’s Board of Directors determined that W. Michael Driscoll and Norbert R. Wirsching, each of whom served as a member of our Board of Directors during Fiscal 2009, were “independent” as defined under the NYSE Amex listing standards.
     The Company’s Audit Committee currently consists of Mr. Sethi and Mr. Snellings, each of whom meets the definition of independence as established by the NYSE Amex and SEC rules. Mr. Sethi is currently the Chairman of the Audit Committee and the “audit committee financial expert.” Pursuant to Section 803(B)(2)(c) of the NYSE Amex Company Guide (the “Company Guide”), the Company is required to have an audit committee of at least two independent members, as defined by the listing standards of the NYSE Amex. During a portion of Fiscal 2009, the Audit Committee consisted of Mr. Sethi, Mr. Driscoll and Mr. Wirsching, each of whom meets the definition of independence as established by the NYSE Amex and SEC rules. For brief period following the resignations of Mr. Driscoll and Mr. Wirsching in July 2008 and until the appointment of Mr. Snellings to the Company’s Board of Directors and Audit Committee on August 12, 2008, the Company’s Audit Committee consisted of only one independent director and therefore during this brief period the Company was not in compliance with Section 803(B)(2)(c) of the Company Guide. Following the appointment of Mr. Snellings to the Audit Committee on August 12, 2008, the Company regained compliance the applicable NYSE Amex listing standards set forth in Section 803(B)(2)(c) of the Company Guide.
     Under Sections 804 and 805 of the Company Guide, the Company is exempt from the requirement to have the compensation of its executives determined by a compensation committee comprised solely of independent directors or by a majority of the board’s independent directors and from the requirement to have director nominees selected by a nominating committee comprised entirely of independent directors or by a majority of the independent directors because the Company is a Controlled Company. In April 2008, the Company’s Board of Directors established a Corporate Governance, Nominating and Compensation Committee, which was to be comprised of three members, at least two of whom were to be “independent” as such term is defined in Section 803A of the Company Guide. On June 24, 2008, our Corporate Governance, Nominating and Compensation Committee was fully constituted with three directors, Messrs. Ma, Peterson and Sethi, two of whom the Board had determined were independent as such term is defined in Section 803A of the Company Guide. Following Mr. Peterson’s resignation as a director on July 15, 2008, the Board of Directors resolved on September 19, 2008 to reconstitute the Corporate Governance, Nominating and Compensation Committee as being comprised of Messrs. Ma, Will and Mahathir, one of whom the Board had determined was “independent” as defined under the NYSE Amex listing standards.
     The Company’s Board of Directors currently is considering the adoption of a charter of the Corporate Governance, Nominating and Compensation Committee. The Company expects that the charter, as finally adopted, will provide that the Corporate Governance, Nominating and Compensation Committee will be responsible for, among other things (i) the development and implementation of a set of corporate governance principles applicable to the Company; (ii) the determination of the slate of director nominees for election to the Company’s Board and recommendation to the Board individuals to fill vacancies occurring between annual meetings of shareholders; and (iii) the recommendation to the Board for compensation arrangements of the Company’s directors and executive officers.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
     In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all non-audit work performed by the Company’s independent accountants, MSPC Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”), is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered.
➢	Audit Fees. Audit fees billed to the Company by MSPC for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K, and reviews by MSPC of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, for the fiscal years ended March 31, 2008 and 2009 totaled approximately $247,400 and $270,000, respectively.
➢	Audit-Related Fees. The Company was billed $117,200 and $125,000 by MSPC for the fiscal years ended March 31, 2008 and 2009, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the caption Audit Fees above. Audit-related fees were principally related to procedures in connection with the audit of the Company’s majority shareholder’s consolidated financial statement for its fiscal years ended December 31, 2007 and December 31, 2008, portions of which were credited to our audit fees for the audit of our financial statements for our fiscal years ended March 31, 2008 and March 31, 2009.
➢	Tax Fees. MSPC billed the Company an aggregate of $98,600 and $70,000 for the fiscal years ended March 31, 2008 and 2009, respectively, for tax services, principally related to the preparation of income tax returns and related consultation.
➢	All Other Fees. The Company was not billed by MSPC for the fiscal years ended March 31, 2008 and 2009, respectively, for any permitted non-audit services.
     Applicable law and regulations provide an exemption that permits certain services to be provided by the Company’s outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

PART IV.
ITEM 15 — Exhibits, Financial Statement Schedules
a(3) Exhibits. The following exhibits are filed with this Amendment No. to the Annual Report on Form 10-K/A or are incorporated herein by reference, as indicated.

Exhibit Number

3.1	Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

3.4	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit (3) (b) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

3.5	Amendment dated February 14, 1996 to the Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.6	By-Laws of Emerson (incorporated by reference to Exhibit 3.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

10.12	License Agreement effective as of January 1, 2001 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10) (z) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.12.1	First Amendment to License Agreement dated February 19, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.1) of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2002).

10.12.2	Second Amendment to License Agreement effective August 1, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.2) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.12.3	Third Amendment to License Agreement effective February 18, 2004 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit 10.12.3 of Emerson’s Annual Report on Form 10-K for the year ending March 31, 2004)

10.12.4	Fourth Amendment to License Agreement effective December 3, 2004 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit (10.12.4) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.12.5	Fifth Amendment to License Agreement effective May 18, 2005 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit (10.12.5) of Emerson’s Annual Report on Form 10-K for the year ending March 31, 2005)

10.12.7	Seventh Amendment to License Agreement effective December 22, 2005 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit 10.1 of Emerson’s Current Report on Form 8-K filed on December 28, 2005)

10.13	Second Lease Modification dated as of May 15, 1998 between Hartz Mountain, Parsippany and Emerson (incorporated by reference to Exhibit (10) (v) of Emerson’s Annual Report on Form 10-K for the year ended April 3, 1998).

Exhibit Number

10.13.1	Third Lease Modification made the 26 day of October, 1998 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended October 2, 1998).

10.13.2	Fourth Lease Modification made the 12th day of February, 2003 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10.13.2) of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.13.4	Fifth Lease Modification Agreement made the 2nd day of December, 2004 between Hartz Mountain Industries, Inc. and Emerson (incorporated by reference to Exhibit (10.13.3) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.13.3	Lease Agreement dated as of October 8, 2004 between Sealy TA Texas, L.P., a Georgia limited partnership, and Emerson Radio Corp. (incorporated by reference to Exhibit (10.13.3) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.13.5	Lease Agreement (Single Tenant) between Ontario Warehouse I, Inc., a Florida corporation, as Landlord, and Emerson Radio Corp., a Delaware corporation, as Tenant, effective as of December 6, 2005 (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on January 4, 2006).

10.13.6	Letter agreement, dated November 28, 2005, between Emerson Radio Corp. and The Grande Group (Hong Kong) Limited regarding lease of office space. (Incorporated by reference to Exhibit 10.13.6 to Emerson’s Annual Report on Form 10-K for the year ended March 31, 2006.)

10.13.7	Letter agreement, dated November 28, 2005, between Emerson Radio Corp. and The Grande Group (Hong Kong) Limited regarding management services for office space. (Incorporated by reference to Exhibit 10.13.7 to Emerson’s Annual Report on Form 10-K for the year ended March 31, 2006.)

10.18.1	Emerson Radio Corp. 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 1 of Emerson’s 2004 Proxy Statement).

10.18.2	Emerson Radio Corp. 2004 Non-Employee Outside Director Stock Option Plan (incorporated by reference to Exhibit 2 of Emerson’s 2004 Proxy Statement).

10.25	Employment Agreement, dated as of April 3, 2007, by and between Emerson Radio Corp. and Greenfield Pitts (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed with the SEC on April 6, 2007).

10.26	Employment Agreement, dated as of October 15, 2007, by and between Emerson Radio Corp. and John Spielberger (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on July 11, 2008).

10.27.5	Loan and Security Agreement dated as of December 23, 2005, among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd., and Emerson Radio International Ltd. (as Borrowers) and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 of Emerson’s Form 8-K dated December 28, 2005).

10.27.6	Seventh Amendment to the Loan and Security Agreement dated as of December 23, 2005, among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd., and Emerson Radio International Ltd. (as Borrowers) and Wachovia Bank, National Association*

10.28.1	Form of Common Stock Warrant Agreement entered into on October 7, 2003 by and between Emerson Radio Corp. and Ladenburg Thalmann & Co., Inc. (incorporated by reference to Exhibit 10.28.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

Exhibit Number

10.28.2	Common Stock Purchase Warrant Agreement entered into on August 1, 2004 by and between Emerson Radio Corp. and EPOCH Financial Services, Inc. (incorporated by reference to Exhibit 10.28.2 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.28.3	Stock Purchase Agreement among Emerson Radio Corp., Collegiate Pacific Inc. and Emerson Radio (Hong Kong) Limited, dated July 1, 2005 (incorporated by reference to Exhibit 2.1 to Emerson’s Current Report on Form 8-K filed on July 8, 2005).

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2004).

21.1	Subsidiaries of the Company as of March 31, 2009. (incorporated by reference to Exhibit 21.1 of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2009).

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to the Registrant’s Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
EMERSON RADIO CORP.

By:	/s/ Adrian Ma
Adrian Ma
Chief Executive Officer

Dated: July 29, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher Ho	Chairman of the Board of the	July 29, 2009
Christopher Ho	Directors

/s/ Eduard Will	Vice Chairman of the Board of the	July 29, 2009
Eduard Will	Directors

/s/ Adrian Ma	Chief Executive Officer	July 29, 2009
Adrian Ma	(Principal Executive Officer) and Director

/s/ Greenfield Pitts	Chief Financial Officer	July 29, 2009
Greenfield Pitts	(Principal Financial and Accounting Officer), and Director

/s/ Duncan Hon	Director	July 29, 2009
Duncan Hon

/s/ Mirzan Mahathir	Director	July 29, 2009
Mirzan Mahathir

/s/ Kareem E. Sethi	Director	July 29, 2009
Kareem E. Sethi

/s/ Terence A. Snellings	Director	July 29, 2009
Terence A. Snellings