Form 10-Q/A
period 2008-06-30
EMERSON RADIO CORP
filed 2009-08-19
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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
     This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q (the “Quarterly Report”) of the Company for the three months ended June 30, 2008, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2008, is filed to restate certain financial information contained therein.
     As previously disclosed, based upon an extensive review and analysis of its sales allowance reserve and i-pod(R) marketing fund (the “Review”) initiated as a result of the receipt of a comment letter from the Staff of the SEC, management of the Company concluded that its previously issued financial statements for the three month period ended June 30, 2008 need to be restated. The Review revealed that, in certain instances, credits offered to or taken by customers were charged against the incorrect sales allowance reserve account which had no material impact on the Company’s publicly disclosed financial results until the quarter ended June 30, 2008, when the Company, believing it was then under reserved in its sales allowance accounts, expensed an extra amount of approximately $1.1 million in order to maintain these reserves at an appropriate level.
     The effects of the adjustments on the three months ended June 30, 2008 as identified during the restatement process are reflected in the following table:
(In thousands, except earnings per share data)

	As originally
	reported:	As restated:	Variance:
Statement of Operations Data
Net revenues	$43,108	$44,209	$1,101
Operating (loss) income	$(890)	$211	$1,101
Net loss	$(929)	$(268)	$661
Earnings per share — basic and diluted	$(.03)	$(.01)	$.02
Balance Sheet Data:
Current assets	$75,701	$75,259	$(442)
Total assets	$94,988	$94,548	$(440)
Current liabilities	$31,053	$29,952	$(1,101)
Total shareholders’ equity	$63,708	$64,369	$661
     Except as described above, no other amendments are being made to the Quarterly Report. Except as set forth above, this Form 10-Q/A does not reflect events occurring after the filing of the Quarterly Report on August 14, 2008 or modify or update the disclosure contained in the Quarterly Report in any way.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except earnings per share data)

	Three Months Ended
	June 30
	2008
	RESTATED	2007
Net revenues
Net revenues	$44,196	$52,603
Net revenues-related party	13	85

	44,209	52,688

Costs and expenses:
Cost of sales	38,021	45,248
Other operating costs and expenses	1,131	1,796
Selling, general and administrative expenses (exclusive of non-cash compensation shown below)	4,828	4,977
Non-cash compensation, net of recoveries	18	79

	43,998	52,100

Operating (loss) income	211	588
Interest income, net	132	70
Interest income-related party	—	163
Realized/unrealized holding gains on trading securities	262	—

(Loss) income before income taxes and minority interest	605	821
Provision for income taxes	967	379
Minority interest in loss of consolidated subsidiary	94	—

Net (loss) income	$(268)	$442

Net (loss) income per share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02
Weighted average shares outstanding:
Basic	27,130	27,115
Diluted	27,130	27,141
The accompanying notes are an integral part of the interim
consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	June 30, 2008	March 31, 2008(A)
	RESTATED
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,569	$14,444
Restricted cash	2,000	—
Foreign exchange forward contracts	—	134
Accounts receivable (less allowances of $3,327 and $4,148, respectively)	21,562	17,289
Other receivables	1,525	2,131
Due from affiliates	179	765
Inventory, net	26,593	24,854
Prepaid expenses and other current assets	2,462	2,246
Deferred tax assets	4,369	5,412

Total current assets	75,259	67,275
Property, plant and equipment, net	1,863	1,902
Trademarks and other intangible assets, net	273	279
Investments in marketable securities	10,510	11,948
Deferred tax assets	6,031	5,927
Other assets	612	598

Total assets	$94,548	$87,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term borrowings	$83	$82
Accounts payable and other current liabilities	28,985	21,737
Due to affiliates	11	102
Accrued sales returns	706	872
Income taxes payable	167	185

Total current liabilities	29,952	22,978
Long-term borrowings	123	142
Deferred tax liabilities	65	57
Minority interest	39	133
Shareholders’ equity:
Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at June 30, 2008 and March 31, 2008; 27,129,832 shares outstanding at June 30, 2008 and March 31, 2008	529	529
Capital in excess of par value	117,263	117,245
Accumulated other comprehensive losses	(82)	(82)
Accumulated deficit	(32,427)	(32,159)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	64,369	64,619

Total liabilities and shareholders’ equity	$94,548	$87,929

(A)	Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed with the Securities and Exchange Commission in July 2008 and amended in July 2008.
The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30
	2008
	RESTATED	2007
Cash flows from operating activities:
Net (loss) income	$(268)	$442
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(94)	—
Depreciation and amortization	227	202
Non cash compensation	18	79
Deferred tax expense (benefit)	947	152
Asset allowances, reserves and other	(1,843)	(2,088)
Unrealized holding gains on trading securities	(262)	—
Changes in assets and liabilities:
Restricted cash	(2,000)	—
Foreign exchange foreign contracts	134	—
Accounts receivable	(3,318)	(7,961)
Other receivables	606	(99)
Due from affiliates	586	24,451
Inventories	(1,017)	(11,285)
Prepaid expenses and other current assets	(216)	(248)
Other assets	(35)	87
Accounts payable and other current liabilities	7,248	20,100
Due to affiliates	(91)	—
Income taxes payable	(18)	91

Net cash provided by operating activities	604	23,923

Cash flows from investing activities:
Proceeds from partial calls on securities	1,700	—
Additions to property and equipment	(161)	(126)

Net cash provided (used) by investing activities	1,539	(126)

Cash flows from financing activities:
Short-term borrowings	1	4
Net borrowings (repayments) under foreign bank facilities	—	(2,495)
Exercise of stock options	—	51
Long-term borrowings	27,190	51,158
Repayments of long-term borrowings	(27,209)	(51,201)

Net cash (used) by financing activities	(18)	(2,483)

Net increase in cash and cash equivalents	2,125	21,314
Cash and cash equivalents at beginning of period	14,444	1,851

Cash and cash equivalents at end of period	$16,569	$23,165

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
NOTE 2 — COMPREHENSIVE INCOME
     Comprehensive income for the three month periods ended June 30, 2008 and June 30,2007 is as follows (in thousands):

	Three months ended
	June 30
	2008
	RESTATED	2007
Net (loss) income	$(268)	$442
Unrealized holding gains arising during period	(31)	—
Less: reclassification adjustment for gains included in net income	31	—

Comprehensive (loss) income	$(268)	$442

NOTE 3 — NET EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	June 30
	2008
	RESTATED	2007

Numerator:
Net (loss) income for basic and diluted earnings per share	$(268)	$442

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,115
Effect of dilutive securities on denominator:
Options and warrants	—	26

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,141

Basic and diluted (loss) earnings per share	$(0.01)	$0.02

NOTE 4 — SHAREHOLDERS’ EQUITY
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
NOTE 8 — BORROWINGS
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
NOTE 11 — MARKETABLE SECURITIES:
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

     The following table summarizes the changes in fair value for our Level 3 assets:

Fair Value
Measurement of
Asset using Level 3
inputs
Trading Securities
non-current
Principal amount invested	$13,900
Total gains (losses) (realized or unrealized):
Unrealized — included in earnings at March 31, 2008	(1,952)
Balance at March 31, 2008	11,948
Total gains (losses) (realized or unrealized):
Realized — included in earnings at June 30, 2008	231
Unrealized — included in earnings at June 30, 2008	31
Redemptions of principal	(1,700)

Balance at June 30, 2008	$10,510

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     The following discussion of our operations and financial condition should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Quarterly Report.
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
     The following table summarizes certain financial information for the three month periods ended June 30, 2008 (fiscal 2009) and June 30, 2007 (fiscal 2008) (in thousands):

	Three Months Ended
	June 30
	2008	2007
Net revenues	$44,209	$52,688
Cost of sales	38,021	45,248
Other operating costs and expenses	1,131	1,796
Selling, general and administrative costs	4,828	4,977
Non-cash compensation costs	18	79

Operating income (loss)	211	588
Interest income, net	132	233
Unrealized holding gains on trading securities	262	—

Income (loss) before income taxes	605	821
Provision for income taxes	967	379
Minority interest in loss of consolidated subsidiary	94	—

Net income (loss)	$(268)	$442

Net Revenues — Net revenues for the first quarter of fiscal 2009 were $44.2 million as compared to $52.7 million for the first quarter of fiscal 2008, a decrease of $8.5 million or 16.1%. Net revenues are comprised of Emerson(R) branded product sales, themed product sales and licensing revenues. Emerson(R) branded product sales are earned from the sale of products bearing the Emerson(R) or HH Scott(R) brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson(R) and HH Scott(R) brand names to licensees for a fee. The major elements which contributed to the overall decrease in net revenues were as follows:
i)	Home appliances product sales increased $4.0 million, or 15.4%, to $30.0 million in the first quarter of fiscal 2009 as compared to $26.0 million in the first quarter of fiscal 2008. Home appliance product sales consist of microwave ovens, wine coolers, small refrigerators, and toaster ovens;

ii)	Emerson(R) branded products sales, excluding home appliances products, were $11.4 million in the first quarter of fiscal 2009 as compared to $22.7 million in the first quarter of fiscal 2008, a decrease of $11.3 million, or 49.8%, primarily resulting from decreased sales volumes in several audio product lines and the Ipod(R) compatible product category;

iii)	Themed product sales were $600,000 in the first quarter of fiscal 2009 compared to $2.2 million in the first quarter of fiscal 2008, a decrease of $1.6 million, or 72.7%, primarily resulting from the discontinuance of Nickelodeon(R) themed products and a shift in the sales volume and product mix of Mattel(R) themed products;

iv)	Licensing revenues increased approximately $54,000, or 3.2%, to $1.8 million in the first quarter of fiscal 2009 as compared to $1.7 million in the first quarter of fiscal 2008, primarily due to our video licensing arrangements;

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
Cost of Sales — In absolute terms, cost of sales decreased $7.2 million, or 15.9%, to $38.0 million in the first quarter of fiscal 2009 as compared to $45.2 million in the first quarter of fiscal 2008. Cost of sales, as a percentage of net revenues, was 86.0% and 85.9% in the first quarters of fiscal 2009 and fiscal 2008, respectively. Cost of sales as a percentage of sales revenues less license revenues increased to 89.7% in the first quarter of fiscal 2009 from 88.8% in the first quarter of fiscal 2008. The decrease in cost of sales in absolute terms for the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 was primarily related to the decrease in sales volume, warehousing costs, and royalty expense offset by an increase in costs of personnel in Asia involved in quality assurance in production of our product, inventory overhead, and inventory reserves. The increase in cost of sales as a percentage of net revenues for the first quarter of fiscal 2009 as compared to fiscal 2008 resulted from lower margins in themed product categories as well as an increase in quality assurance costs. In addition, a decrease in inventory reserves in the first quarter of fiscal 2008 resulted primarily from the reduction of inventory levels of a discontinued themed-product line and returned, substandard goods which are not sold to retailers, which had been fully reserved in the preceding quarter.
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
Interest Income, net — Interest income, net, was $132,000 (0.3% of net revenues) in the first quarter of fiscal 2009 as compared to $233,000 (0.4% of net revenues), including interest income on a note receivable from a related party of $163,000, in the first quarter of fiscal 2008. See Note 7 - “Related Party Transactions.” Interest income for the first quarter of fiscal 2009 was primarily comprised of interest earned on the auction rate securities. Interest income for the first quarter of 2008 was earned on money market accounts.

Realized/Unrealized holding gains on trading securities — During the fourth quarter of fiscal 2008, we recorded unrealized holding losses of $1.95 million on our auction rate securities. Our valuation was estimated by comparing current value based on projected cash flows discounted to the present and taking into account yields of similar illiquid instruments and assumptions about the extent of the failure of the auction process and the amount of discounts demanded in sales of comparable securities. In the first quarter of fiscal 2009, we recorded realized holding gains of $231,000 on redemptions and unrealized holding gains of $31,000 after evaluating our investments in these securities. See note 11 — Marketable Securities.
Provision for Income Taxes — Our provision for income taxes, which primarily represents the deferred tax charges associated with our profits in the United States, was $967,000 for the first quarter of fiscal 2009, or 2.2% of net revenues, as compared to a provision of $379,000 for the first quarter of fiscal 2008, or 0.7% of net revenues.
Net Income (Loss) — As a result of the foregoing factors, our net (loss) was $268,000 for the first quarter of fiscal 2009 as compared to net income of $442,000 (0.8% of net revenues) in the first quarter of fiscal 2008.
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
     The following summarizes obligations at June 30, 2008 for the periods shown (in thousands):

	Payment due by period (1)
		Less than			More than 5
	Total	1 year	1 - 3 years	3 - 5 years	years
Capital lease obligations	$206	$83	$109	$14	$—
Operating lease obligations — related party	183	183	—	—	—
Operating lease obligations — non-affiliate	4,494	1,753	2,437	304	—

Total	$4,883	$2,019	$2,546	$318	$—

(1)	Amounts in the above table do not include a reserve of approximately $149,000 related to uncertain tax positions. The Company is not able to reasonably estimate when, if ever, these reserves would result in actual cash payments.
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

EMERSON RADIO CORP. (Registrant)
Date: August 19, 2009	/s/ Adrian Ma
Adrian Ma
Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2009	/s/ Greenfield Pitts
Greenfield Pitts
Chief Financial Officer (Principal Financial and Accounting Officer)