Form 10-Q/A
period 2008-09-30
EMERSON RADIO CORP
filed 2009-08-19
CIK 32621

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
     This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q (the “Quarterly Report”) of the Company for the six months ended September 30, 2008, filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2008, is filed to restate certain financial information contained therein.
     As previously disclosed, based upon an extensive review and analysis of its sales allowance reserve and i-pod(R) marketing fund (the “Review”) initiated as a result of the receipt of a comment letter from the Staff of the SEC, management of the Company concluded that its previously issued financial statements for each of the three month periods ended June 30, 2008 and September 30, 2008 need to be restated. The Review revealed that, in certain instances, credits offered to or taken by customers were charged against the incorrect sales allowance reserve account which had no material impact on the Company’s publicly disclosed financial results until the quarter ended June 30, 2008, when the Company, believing it was then under reserved in its sales allowance accounts, expensed an extra amount of approximately $1.1 million in order to maintain these reserves at an appropriate level. In the quarter ended September 30, 2008, the Company incorrectly concluded that it had excess reserves in an account specifically related to the marketing of its iPod® category and, therefore, took an amount of approximately $1.1 million into income.
     Because the amounts offset each other, the Company believes that its financial statements for the six months ended September 30, 2008 continue to fairly present the Company’s results of operations and financial condition for the period and as of that date and need not be restated. The amounts reserved at September 30, 2008 for all sales allowances represent a fair estimation at that date of the amounts then required to be reserved for such purposes.
     The effects of the adjustments on the three months ended September 30, 2008 as identified during the restatement process are reflected in the following table:
(In thousands, except earnings per share data)

	As originally
	reported:	As restated:	Variance:
Statement of Operations Data
Net revenues	$55,094	$53,993	$(1,101)
Operating income (loss)	$1,049	$(52)	$(1,101)
Net income	$687	$26	$(661)
Earnings per share — basic and diluted	$.03	$—	$(.03)
     Except as described above, no other amendments are being made to the Quarterly Report. Except as set forth above, this Form 10-Q/A does not reflect events occurring after the filing of the Quarterly Report on November 14, 2008 or modify or update the disclosure contained in the Quarterly Report in any way.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except earnings per share data)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2008
	RESTATED	2007	2008	2007
Net revenues
Net revenues	$53,991	$57,823	$98,187	$110,426
Net revenues-related party	2	39	15	124

	53,993	57,862	98,202	110,550

Costs and expenses:
Cost of sales	47,361	51,393	85,382	96,641
Other operating costs and expenses	1,593	1,548	2,724	3,344
Selling, general and administrative expenses (exclusive of reimbursement claim-related party and non-cash compensation shown below)	4,760	5,307	9,588	10,284
Reimbursement claim-related party	313	—	313	—
Non-cash compensation, net of recoveries	18	(266)	36	(187)

	54,045	57,982	98,043	110,082

Operating income (loss)	(52)	(120)	159	468
Interest income (expense), net	49	(66)	181	4
Gain on sale of building	—	854	—	854
Interest income-related party	—	—	—	163
Unrealized holding (losses) on trading securities	(52)	—	(21)	—
Realized gains on trading securities	301	—	532	—

Income before income taxes and minority interest	246	668	851	1,489
Provision for income taxes	259	3,952	1,226	4,331
Minority interest in loss of consolidated subsidiary	(39)	—	(133)	—

Net income (loss)	$26	$(3,284)	$(242)	$(2,842)

Net income (loss) per share:
Basic	$—	$(0.12)	$(0.01)	$(0.10)
Diluted	$—	$(0.12)	$(0.01)	$(0.10)
Weighted average shares outstanding:
Basic	27,130	27,130	27,130	27,122
Diluted	27,130	27,130	27,130	27,122
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
NOTE 2 — COMPREHENSIVE INCOME
     Comprehensive income for the three month periods ended September 30, 2008 and September 30, 2007 is as follows (in thousands):

	Three months ended		Six months ended
	September 30		September 30
	RESTATED	2007	2008	2007
Net income (loss)	$26	$(3,284)	$(242)	$(2,842)
Unrealized holding losses arising during period	52	—	21	—
Less: reclassification adjustment for losses included in net income	(52)	—	(21)	—

Comprehensive income (loss)	$26	$(3,284)	$(242)	$(2,842)

NOTE 3 — NET EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	September 30		September 30
	2008 RESTATED	2007	2008	2007
Numerator:
Net income (loss) for basic and diluted earnings per share	$26	$(3,284)	$(242)	$(2,842)

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130	27,130	27,122
Effect of dilutive securities on denominator:
Options and warrants	—	—	—	—

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,130	27,130	27,122

Basic and diluted earnings (loss) per share	$—	$(0.12)	$(0.01)	$(0.10)

NOTE 4 — SHAREHOLDERS’ EQUITY
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

NOTE 8 — BORROWINGS
Short-term Borrowings
     As of September 30, 2008 and March 31, 2008, short-term borrowings consisted of the following:

	September 30, 2008	March 31, 2008
	(In thousands)
	(Unaudited)
Revolving loan agreement	$4,128	$—

Short-term borrowings	$4,128	$—

     Revolving loan agreement — On August 7, 2008, Emerson entered into a revolving loan agreement with Citigroup Global Markets Inc. The limit of the credit facility was determined as a percentage of the outstanding principal value of the Company’s auction rate securities as of the date of the agreement. The loan is secured by the sum of all cash and other securities maintained by us in the Company’s accounts with Citigroup Global Markets Inc. The agreement compels Emerson to keep the aforementioned cash and securities free of security interests, liens, or other impediments to transfer which do not favor Citigroup Global Markets, and Emerson may not pledge the collateral to a different third-party. All payments received in respect of securities in the Company’s accounts, including interest received and redemptions of principal, may be applied against the Company’s outstanding loan balance and accrued interest thereon at the sole discretion of Citigroup Global Markets Inc. There is no specific term for the credit facility, and full or partial payment of the loan principal and accrued interest may be demanded at any time by Citigroup Global Markets Inc. Interest on the outstanding loan balance is calculated at the Federal Open Market Rate plus 1.1% to 1.5%.
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

     In accordance with the fair value hierarchy described above, the following table shows the fair value of Emerson’s securities that are required to be measured at fair value as of September 30, 2008 (in thousands):

Fair Value Measurement at Reporting Date Using: September 30,
Significant Unobservable Inputs (Level 3)	2008
Investments in marketable securities (classified as trading securities)	$8,459

Investments in marketable securities	$8,459

The following table summarizes the changes in fair value for our Level 3 assets:

Fair Value
Measurement of
Asset using Level 3
inputs
Trading Securities
non-current
(in thousands)
Principal amount invested	$13,900
Total gains (losses) (realized or unrealized):
Unrealized — included in earnings at March 31, 2008	(1,952)
Balance at March 31, 2008	11,948
Total gains (losses) (realized or unrealized):
Realized — included in earnings at September 30, 2008	532
Unrealized — included in earnings at September 30, 2008	(21)
Redemptions of principal	(4,000)

Balance at September 30, 2008	$8,459

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
     The following table summarizes certain financial information for the three and six month periods ended September 30, 2008 (fiscal 2009) and September 30, 2007 (fiscal 2008) (in thousands):

	Three Months Ended		Six Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net revenues	$53,993	$57,862	$98,202	$110,550
Cost of sales	47,361	51,393	85,382	96,641
Other operating costs and expenses	1,593	1,548	2,724	3,344
Selling, general and administrative expenses	5,073	5,307	9,901	10,284
Non-cash compensation, net of recoveries	18	(266)	36	(187)

Operating income (loss)	(52)	(120)	159	468

	Three Months Ended		Six Months Ended
	September 30		September 30
	2008	2007	2008	2007
Interest income (expense), net	49	(66)	181	167
Gain on sale of building	—	854	—	854
Unrealized holding (losses) on trading securities	(52)	—	(21)	—
Realized gains on trading securities	301	—	532	—

Income before income taxes and minority interest	246	668	851	1,489
Provision for income taxes	259	3,952	1,226	4,331
Minority interest in loss of consolidated subsidiary	(39)	—	(133)	—

Net income (loss)	$26	$(3,284)	$(242)	$(2,842)

     Net Revenues — Net revenues for the second quarter of fiscal 2009 were $54.0 million as compared to $57.9 million for the second quarter of fiscal 2008, a decrease of $3.9 million or 6.7%. For the six month period of fiscal 2009, net revenues were $98.2 million as compared to $110.5 million for the six month period of fiscal 2008, a decrease of $12.3 million or 11.1%. Net revenues are comprised of Emerson(R) branded product sales, themed product sales and licensing revenues. Emerson(R) branded product sales are earned from the sale of products bearing the Emerson(R) or HH Scott(R) brand name; themed product sales represent products sold bearing a certain theme or character. Furthermore, licensing revenues are derived from licensing the Emerson(R) and HH Scott(R) brand names to licensees for a fee. The major elements which contributed to the overall decrease in net revenues were as follows:
i)	Home appliances product sales increased $2.3 million, or 6.1%, to $38.4 million in the second quarter of fiscal 2009 as compared to $36.1 million in the second quarter of fiscal 2008. Home appliances products sales were $68.3 million in the six month period of fiscal 2009 as compared to $62.1 million in the six month period of fiscal 2008, an increase of $6.2 million or 10.0%. Home appliance product sales consist of microwave ovens, wine coolers, small refrigerators, coffee makers, and toaster ovens;

ii)	Emerson(R) branded products sales, excluding home appliances products, were $9.8 million in the second quarter of fiscal 2009 as compared to $17.5 million in the second quarter of fiscal 2008, a decrease of $7.7 million, or 44.0%, primarily resulting from decreased sales volumes in several audio product lines and the Ipod(R) compatible product category. For the six month period of fiscal 2009, sales of Emerson(R) branded products sales, excluding home appliances products, were $21.3 million as compared to $40.2 million for the six month period of fiscal 2008, a decrease of $18.9 million or 47.0%;

iii)	Themed product sales were $3.5 million in the second quarter of fiscal 2009 compared to $2.6 million in the second quarter of fiscal 2008, an increase of $937,000, or 36.0%, primarily resulting from the recently introduced sales of a new line associated with Mattel(R) themed products in addition to a line that had also been sold in fiscal 2008. For the six month period of fiscal 2009, themed product sales were $4.2 million as compared to $4.8 million, a decrease of $625,000 or 13.1%. In addition to Mattel(R) themed products, the six month period of fiscal 2008 included sales of Nickelodeon(R) themed products which were discontinued after the first quarter of fiscal 2008;

iv)	Licensing revenues increased approximately $174,000, or 10.2%, to $1.9 million in the second quarter of fiscal 2009 as compared to $1.7 million in the second quarter of fiscal 2008, primarily due to a settlement received from a licensee to end an arrangement and our video licensing arrangements. For the six month period of fiscal 2009, licensing revenues were $3.6 million as compared to $3.4 million for the six month period of fiscal 2008, an increase of $228,000 or 6.7%, largely as a result of our video licensing arrangements;

v)	v) Sales of a joint venture which was formed in fiscal 2008 for the primary purpose of manufacturing, selling, distributing, and/or licensing audio and video equipment for the home and/or office with sales of $410,000 in the second quarter of fiscal 2009 and $831,000 for the six months of fiscal 2009; and

vi)	We charged fees of $2,000 in the second quarter of fiscal 2009 as compared to $7,000 in the second quarter of fiscal 2008 to Sansui Sales PTE, Ltd (“Sansui Sales”) and Akai Sales PTE, Ltd (“Akai Sales”), both of which are related parties to us, for assistance in procuring their product from third-party suppliers. For the six month period of fiscal 2009, we charged fees of $15,000 for providing this service as compared to $92,000 in the six month period of fiscal 2008. In the second quarter of fiscal 2008, we charged commissions of $29,000 to Capetronic Displays Ltd, which is a related party to us, for importation assistance. In the second quarter of fiscal 2008, we sold to Sansui Sales and Akai Sales $3,000 of Sansui- and Akai- branded product which we sourced on their behalf from third-party suppliers. See Note 7 “Related Party Transactions”.

Cost of Sales — In absolute terms, cost of sales decreased $4.0 million, or 7.8%, to $47.4 million in the second quarter of fiscal 2009 as compared to $51.4 million in the second quarter of fiscal 2008. In absolute terms, cost of sales was $85.4 million in the six month period of fiscal 2009 as compared to $96.6 million in the six month period of fiscal 2008. Cost of sales, as a percentage of net revenues, was 87.7% and 88.8% in the second quarters of fiscal 2009 and fiscal 2008, respectively, and 86.9% and 87.4% in the six month periods of fiscal 2009 and fiscal 2008, respectively. Cost of sales as a percentage of sales revenues less license revenues was 90.9% in the second quarter of fiscal 2009 as compared to 91.5% in the second quarter of fiscal 2008. Cost of sales as a percentage of sales revenues less license revenues was 90.3% in the six month period of fiscal 2009 as compared to 90.2% in the six month period of fiscal 2008. The decrease in cost of sales in absolute terms for the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 was primarily related to the decrease in sales volume, warehousing costs, import brokerage, and royalty expense offset by an increase in costs of personnel in Asia involved in quality assurance in production of our product, an increase in writedowns of inventory, and costs in fiscal 2009 associated with independent quality assurance consultants. The decrease in cost of sales as a percentage of net revenues for the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 was primarily related to decreased warehousing costs which largely resulted from higher inventory levels in the second quarter of fiscal 2008 offset by lower margins in several audio categories and an increase in quality assurance costs. The decrease in cost of sales in absolute terms for the six month period of fiscal 2009 as compared to the six month period of fiscal 2008 resulted from the decrease in sales volume and lower royalty expense offset by an increase in quality assurance costs. The decrease in cost of sales as a percentage of net revenues for the six months of fiscal 2009 as compared to the six months of fiscal 2008 resulted from decreased warehousing costs offset by an increase in quality assurance costs. In addition, a decrease in inventory reserves in the six month period of fiscal 2008 resulted primarily from the reduction of inventory levels of a discontinued themed-product line and returned, substandard goods which are not sold to retailers, which had been fully reserved at the end of the preceding fiscal year.
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
Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, were 9.2% in the second quarter of fiscal 2009 and fiscal 2008. S,G&A, in absolute terms, decreased $235,000, or 4.4%, to $5.1 million for the second quarter of fiscal 2009 as compared to $5.3 million for the second quarter of fiscal 2008. The decrease in S,G&A in absolute terms between the second quarter of fiscal 2009 and second quarter of fiscal 2008 was primarily due to a decrease in variable selling expenses of $420,000 and legal fees of $360,000 offset by the payment of a claim by Capetronic for reimbursement of costs incurred on Emerson’s behalf of $313,000 (see Note 7 — “Related Party Transactions”), an increase in advertising of $214,000, director fees of $112,000, and rent expense of $105,000. As a percentage of net revenues, S,G&A were 10.1% in the six month period of fiscal 2009 as compared to 9.3% in the six month period of fiscal 2008. In absolute terms, S,G&A decreased $384,000, or 3.7%, to $9.9 million for the six month period of fiscal 2009 as compared to $10.3 million for the six month period of fiscal 2008. The decrease in S,G&A in absolute terms between the six month periods of fiscal 2009 and fiscal 2008 was primarily due to a decrease in variable selling expenses of $742,000 and distribution consulting services of $104,000 offset by an increase in rent expense of $269,000.
Non Cash Compensation — Non cash compensation relates to stock options expense. For the second quarter of fiscal 2009, non-cash compensation costs were $18,000. For the second quarter of fiscal 2008, adjustments to non cash compensation expenses incurred in prior periods were recorded netting to a recovery of such costs of $266,000, or 0.5% of net revenues. These adjustments were the result of stock option forfeitures due to senior management and board of director changes. For the six month period of fiscal 2009, non-cash compensation costs were $36,000. For the six month period of fiscal 2008, adjustments to non cash compensation expenses incurred in prior periods were recorded netting to a recovery of such costs of $187,000, or 0.2% of net revenues.
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
Unrealized holding losses and realized gains on trading securities — In the second quarter of fiscal 2009, the Company recorded realized gains of $301,000 on redemptions and unrealized holding losses of $52,000 after evaluating the Company’s investments in auction rate securities. For the six months of fiscal 2009, the Company recorded realized gains of $532,000 and unrealized holding losses of $21,000. The Company’s valuation was estimated by comparing current value based on projected cash flows discounted to the present and taking into account yields of similar illiquid instruments and assumptions about the extent of the failure of the auction process and the amount of discounts exhibited in limited sales of comparable securities. For the second quarter of fiscal 2009, the Company based its valuation of one of the securities on the price extended in an offer from its broker to purchase from Emerson the securities of a particular CUSIP, which was discounted from principal, rather than the estimation method mentioned in the preceding sentence. See note 11 — Marketable Securities.
Provision for Income Taxes — The Company’s provision for income taxes, which primarily represents the deferred tax charges associated with its profits in the United States, was $259,000 for the second quarter of fiscal 2009, or 0.5% of net revenues, as compared to a provision of $4.0 million for the second quarter of fiscal 2008, or 6.8% of net revenues. In the second quarter of fiscal 2008, Emerson increased its estimated liability for California franchise taxes for tax years 1979-1990 in the amount of $3.7 million. California franchise taxes are effectively tax on income and are recorded as such. See Note 6 — “Income Taxes”. Separate from the increase in the liability associated with California franchise taxes, the Company’s provision for income taxes, which primarily represents the deferred tax charges associated with its profits in the United States, resulted in a provision of $255,000 for the second quarter of fiscal 2008, or 0.4% of net revenues. For the six months of fiscal 2009, Emerson’s provision for income taxes was $1.2 million, or 1.2% of net revenues. Separate from the increase in the liability associated with California franchise taxes, the provision for income taxes for the six month period of fiscal 2008 was $634,000, or 0.6% of net revenues.
Minority interest in net loss of a consolidated subsidiary — Minority interest of $39,000 in the second quarter of fiscal 2009 represents the share of net loss of the Company’s joint venture formed in February 2008, Advanced Sound and Image, LLC (“ASI”), that is attributable to the equity of ASI that Emerson does not own. Because the minority share of accumulated losses has exceeded the minority shareholder’s total equity in ASI, the Company has charged the excess loss of $84,000 to its interest in ASI for the second quarter of fiscal 2009. For the six month period of fiscal 2009, the share of net loss attributable to the equity of ASI that Emerson does not own was $133,000. Transactions between Emerson and ASI are eliminated in the consolidated financial statements.
Net Income (Loss) — As a result of the foregoing factors, Emerson’s net income was $26,000 for the second quarter of fiscal 2009 as compared to net (loss) of $3.3 million in the second quarter of fiscal 2008. For the six month period of fiscal 2009, Emerson’s net (loss) was $242,000 as compared to net (loss) of $2.8 million for the six month period of fiscal 2008.
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

     The following summarizes obligations at September 30, 2008 for the periods shown (in thousands):

	Payment due by period (1)
		Less than			More than 5
	Total	1 year	1 - 3 years	3 - 5 years	Years
Capital lease obligations	$185	$83	$92	$10	$—
Operating lease obligations — related party	92	92	—	—	—
Operating lease obligations — non-affiliate	4,051	1,729	2,088	234	—

Total	$4,328	$1,904	$2,180	$244	$—

(1)	Amounts in the above table do not include a reserve of approximately $149,000 related to uncertain tax positions. The Company is not able to reasonably estimate when, if ever, these reserves would result in actual cash payments.
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
(b) Changes in Internal Controls Over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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