Form 10-Q
period 2009-06-30
EMERSON RADIO CORP
filed 2009-08-19
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of common stock as of August 14, 2009: 27,129,832.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except earnings per share data)

	Three Months Ended
	June 30
		2008
	2009	RESTATED
Net revenues
Net revenues	$55,599	$43,827
Net revenues-related party	—	13

	55,599	43,840

Costs and expenses:
Cost of sales	49,603	37,797
Other operating costs and expenses	778	1,125
Selling, general and administrative expenses	3,789	4,529
	54,170	43,451

Operating income	1,429	389
Interest income, net	10	142
Realized/unrealized holding gains on trading securities	—	262

Income from continuing operations before income taxes	1,439	793
Provision for income taxes	278	1,005
Income (loss) from continuing operations	1,161	(212)
Loss from discontinued operations, net of tax benefit	55	56

Net income (loss)	$1,106	$(268)

Basic net income (loss) per share
Continuing operations	$0.04	$(0.01)
Discontinued operations	$—	$—

	$.04	$(.01)

Diluted net income (loss) per share
Continuing operations	$0.04	$(0.01)
Discontinued operations	$—	$—

	$.04	$(.01)

Weighted average shares outstanding:
Basic	27,130	27,130
Diluted	27,130	27,130
The accompanying notes are an integral part of the interim
consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	June 30, 2009	March 31, 2009(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,619	$22,518
Restricted cash	3,067	3,025
Net Accounts receivable	26,668	15,970
Other receivables	1,382	1,587
Due from affiliates	76	78
Net Inventory	17,913	20,691
Prepaid expenses and other current assets	1,288	2,190
Deferred tax assets	5,264	4,872

Total current assets	79,277	70,931
Property, plant and equipment, net	1,212	1,139
Trademarks and other intangible assets, net	1,686	255
Due from Affiliates	185	114
Investments in marketable securities	6,031	6,031
Deferred tax assets	6,441	7,102
Other assets	435	472

Total assets	$95,267	$86,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$5,752	$5,733
Current maturities of long-term borrowings	79	85
Accounts payable and other current liabilities	26,945	18,929
Due to affiliates	20	66
Accrued sales returns	1,217	1,130
Income taxes payable	143	155

Total current liabilities	34,156	26,098
Long-term borrowings	48	59
Deferred tax liabilities	95	87
Shareholders’ equity:
Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at June 30, 2009 and March 31, 2009; 27,129,832 shares outstanding at June 30, 2009 and March 31, 2009	529	529
Capital in excess of par value	117,248	117,243
Accumulated other comprehensive losses	(82)	(82)
Accumulated deficit	(35,813)	(36,976)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	60,968	59,800

Total liabilities and shareholders’ equity	$95,267	$86,044

(A)	Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the Securities and Exchange Commission in July 2009 and amended in July 2009.
The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30
		2008
	2009	RESTATED
Cash flows from operating activities:
Income (loss) from continuing operations	$1,161	$(212)
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	—	(94)
Depreciation and amortization	256	198
Non cash compensation	5	18
Deferred tax expense (benefit)	277	947
Asset allowances, reserves and other	614	(1,843)
Unrealized holding gains on trading securities	—	(262)
Changes in assets and liabilities:
Restricted cash	(42)	(2,000)
Foreign exchange foreign contracts	—	134
Accounts receivable	(10,503)	(3,156)
Other receivables	205	606
Due from affiliates	(69)	586
Inventories	2,058	(969)
Prepaid expenses and other current assets	902	(70)
Other assets	16	(35)
Accounts payable and other current liabilities	8,016	7,269
Due to affiliates	(46)	(91)
Interest and income taxes payable	7	(18)

Operating activities of continuing operations	2,857	1,008
Operating activities of discontinued operations	—	(278)

Net cash provided by operating activities	2,857	730

Cash flows from investing activities:
Proceeds from partial calls on securities	—	1,700
Purchase of trademark	(1,457)	—
Additions to property and equipment	(282)	(165)

Investing activities of continuing operations	(1,739)	1,535
Investing activities of discontinued operations	—	33

Net cash (used) provided by investing activities	(1,739)	1,568

Cash flows from financing activities:
Short-term borrowings	(6)	1
Borrowings under long-term credit facility	26,269	27,190
Repayments of borrowings under long-term credit facility	(26,280)	(27,209)

Net cash (used) by financing activities	(17)	(18)

Net increase in cash and cash equivalents	1,101	2,280
Cash and cash equivalents at beginning of period	22,518	14,283

Cash and cash equivalents at end of period	$23,619	$16,563

Cash paid during the period for:

Interest	$27	$29
Income taxes	$0	$20
The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BACKGROUND AND BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Emerson Radio Corp. (“Emerson”, consolidated — the “Company”), and its subsidiaries. The Company designs, sources, imports and markets a variety of home appliance and consumer electronic products, and licenses the Emerson trademark for a variety of products domestically and internationally.
     The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2009 and the results of operations for the three month periods ended June 30, 2009 and June 30, 2008. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2009 (“fiscal 2009”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2009.
     The financial position and results of operations of the Company’s former joint venture interest in Advanced Sound and Image, LLC for the three month periods ended June 30, 2009 and June 30, 2008 have been presented as discontinued operations. See Note 11 “Discontinued Operations”.
     Due to the seasonal nature of the Company’s business, the results of operations for the three month period ended June 30, 2009 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2010 (“fiscal 2010”).
     Certain reclassifications were made to conform the prior year’s financial statements to the current presentation.
Restatement of Prior Interim Period Financial Statements
     The results of operations for the three months ended June 30, 2008 have been restated to conform with the restated Quarterly Report on Form 10-Q/A for the same period on file with the SEC.
Stock- Based Compensation
The Company accounts for all share based payments in accordance with Statement of Financial Accounting Standard (“FAS”) No. 123R, “Share-Based Payment” (“FAS 123R”). As a result, the Company has applied FAS 123R to new awards and to awards modified, repurchased, or cancelled. Compensation cost for the portion of awards for which the requisite service had not been rendered are being recognized as the requisite service is rendered (generally over the remaining option vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated for pro forma disclosures under previously issued accounting standards. As a result of applying the provisions of FAS 123R, the Company has recorded compensation costs of $5,000 and $18,000 for the three months ended June 30, 2009 and June 30, 2008, respectively.
NOTE 2 — COMPREHENSIVE INCOME
     Comprehensive income for the three month periods ended June 30, 2009 and June 30, 2008 is as follows (in thousands):

	Three months ended
	June 30
		2008
	2009	RESTATED
Net income (loss)	$1,106	$(268)
Unrealized holding gains arising during period	—	(31)
Less: reclassification adjustment for gains included in net income	—	31

Comprehensive income (loss)	$1,106	$(268)

NOTE 3 — NET EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	June 30
		2008
	2009	RESTATED
Numerator:
Net income (loss) from continuing operations for basic and diluted earnings per share	$1,161	$(212)

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130
Effect of dilutive securities on denominator:
Options and warrants	—	—

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,130

Basic and diluted income (loss) from continuing operations per share	$0.04	$(0.01)

NOTE 4 — SHAREHOLDERS’ EQUITY
     Outstanding capital stock at June 30, 2009 consisted of common stock and Series A convertible preferred stock. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.
     At June 30, 2009, the Company had approximately 134,000 options outstanding with exercise prices ranging from $1.00 to $3.23.
     In September 2003, the Company publicly announced the Emerson Radio Corp. common stock repurchase program. The program provides for share repurchase of up to 2,000,000 shares of Emerson’s outstanding common stock. No shares were repurchased in the three months ended June 30, 2009 and June 30, 2008. As of June 30, 2009, 732,377 shares remain available for repurchase under the program established in September 2003. Repurchases of the Company’s shares are subject to certain conditions under Emerson’s banking facility.
NOTE 5 — INVENTORY
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of June 30, 2009 and March 31, 2009, inventories consisted of the following (in thousands):

	June 30, 2009	March 31, 2009
	(Unaudited)
Finished goods	$22,148	$24,205
Less inventory allowances	(4,235)	(3,514)

Net inventory	$17,913	$20,691

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

     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statement of Operations. Accrued interest and penalties were $49,000 as of June 30, 2009 and are recognized in the balance sheet.
     Our effective tax rate differs from the federal statutory rate primarily due to expenses that are not deductible for federal income tax purposes and state income taxes.
     The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of June 30, 2009:

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
Majority Shareholder
     Grande’s Ownership Interest in Emerson. At June 30, 2009, approximately 57.6% of the Company’s outstanding common stock was owned by direct or indirect subsidiaries of the Grande Group Limited, a Singapore corporation.
Related Party Transactions
     Product Sourcing Transactions. Since August 2006, Emerson has been providing to Sansui Sales PTE Ltd (“Sansui Sales”) and Akai Sales PTE Ltd (“Akai Sales”), both of which are subsidiaries of Grande, assistance with acquiring certain products for sale. Emerson issues purchase orders to third-party suppliers who manufacture these products, and Emerson issues sales invoices to Sansui Sales’ and Akai Sales’ at gross amounts for these products. Financing is provided by Sansui Sales’ and Akai Sales’ customers in the form of transfer letters of credit to the suppliers, and goods are shipped directly from the suppliers to Sansui Sales’ and Akai Sales’ customers. Emerson recorded income totaling $0 and $13,000 for providing this service in the three months ended June 30, 2009 and June 30, 2008, respectively. Sansui Sales and Akai Sales collectively owe Emerson $7,000 at June 30, 2009 related to this activity.
     Sales of goods. In addition to the product sourcing transactions described in the preceding paragraph, Emerson also has purchased products on behalf of Sansui Sales and Akai Sales from third-party suppliers and sold these goods to Sansui Sales and Akai Sales. These transactions, the latest of which occurred in February 2008, were similar to the transactions described in the preceding paragraph; however, instead of utilizing transfer letters of credit provided by Sansui Sales’ and Akai Sales’ customers, Emerson utilized its own cash to pay Sansui Sales’ and Akai Sales’ suppliers. Emerson invoiced Sansui Sales and Akai Sales an amount that was marked up between two and three percent from the cost of the product. Akai Sales deducted $9,000 for storage charges from its June 30, 2008 settlement payment to Emerson, which was deemed to be in dispute by Emerson, which resulted in an outstanding balance owed to Emerson of $12,000 at June 30, 2009. Emerson had no outstanding liabilities with suppliers of product invoiced to Sansui Sales and Akai Sales at June 30, 2009.
     Leases and Other Real Estate Transactions. Effective May 15, 2009, Emerson entered into an amended lease agreement with Grande pursuant to which the space rented from Grande was increased from 18,476 square feet to 19,484 square feet. This amended agreement by its terms expires on December 31, 2009. Effective June 1, 2009, Emerson entered into another lease agreement with Grande, which expires May 31, 2010, pursuant to which additional space was rented from Grande totaling 17,056 square feet for Emerson’s use to refurbish certain returned products. In connection with this new space rental, during June 2009, Emerson paid a security deposit of approximately $71,400 to Grande. Rent expense and related service charges with Grande totaled approximately $146,000 and $119,000 for the three months ended June 30, 2009 and June 30, 2008, respectively. Emerson owed Grande approximately $3,000 related to this activity at June 30, 2009. A security deposit of $153,000 on the leased property described in this paragraph is held by Grande as of June 30, 2009.
In December 2008, Emerson signed a lease agreement with Akai Electric (China) Ltd. concerning the rental of office space, office equipment, and lab equipment for Emerson’s quality assurance personnel in Zhong Shan, China. The lease term began in July 2007 and ended by its terms in June 2009, at which time the agreement renews automatically unless canceled by either party. The agreement has not been canceled by either party, and therefore remains in full force and effect as of June 30, 2009. Rent charges with Akai Electric (China) Ltd. totaled approximately $28,000 for the three months ended June 30, 2009. Emerson owed Grande $0 related to the agreement at June 30, 2009. A security deposit of $31,600 on the leased property is held by Akai Electric (China) Ltd. as of June 30, 2009.
     Emerson utilizes the services of Grande employees for certain administrative and executive functions. Grande pays Emerson’s quality assurance personnel in Renminbi in China on Emerson’s behalf for which Emerson subsequently pays a reimbursement to Grande. Payroll and travel expenses, including utilization of Grande employees as well as payroll and travel expenses paid on Emerson’s behalf and reimbursed to Grande, were $0 and $91,000 for the three months ended June 30, 2009 and June 30, 2008, respectively. Emerson had a balance paid in advance to Grande of $7,000 related to this activity as of June 30, 2008.
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
     In June 2008, Capetronic repaid the $546,000 advance it received from Emerson in July 2007.
          Hong Kong Electronics Fairs (“HKEF”). Emerson incurred costs totaling $152,633 for its participation in the 2008 HKEF. The total includes $5,138 billed by Grande to Emerson for services rendered in connection with the event, and, as of June 30, 2009, Emerson owes Lafe Technology (Hong Kong) Ltd $4,396 for storage and delivery charges. In addition, Emerson has billed $33,823 to its affiliates for expenses incurred on their behalf for the 2008 HKEF; and as of June 30, 2009, $19,657 from Nakamichi Corporation Ltd, $8,222 from Akai Sales PTE Ltd, and $5,944 from Sansui Sales PTE Ltd is due to Emerson.
     Between August and December 2007, Emerson paid invoices and incurred charges for goods and services relating to the 2007 HKEF of $153,069. Portions of these charges, totaling $87,353, have been allocated and invoiced to affiliates of Grande in proportion to their respective share of space occupied and services rendered during the 2007 HKEF as follows: Nakamichi Corporation Ltd. $17,143, Akai Sales PTE Ltd $44,495 and Sansui Sales PTE Ltd $25,715. Akai Sales and Sansui Sales collectively owed Emerson $6,437 in connection with the 2007 HKEF as of June 30, 2009.
     Other. In January and February 2008, Emerson invoiced The GEL Engineering Corp. Ltd (“GEL”), an affiliate of Grande, for a portion of $7,900 travel expenses paid by Emerson, of which 70% pertained to travel for the benefit of GEL and 30% pertained to travel for Emerson. As of June 30, 2009, GEL owed Emerson $5,500 as a result of this activity.
     In June 2008, Emerson paid Capetronic $160,000 for reimbursement of payroll and travel expenses that Capetronic paid on behalf of Emerson from October 2007 through May 2008 for expenses related to Emerson employees located in mainland China.
     In September 2008, Akai Sales invoiced Emerson for travel expenses and courier fees which Akai Sales paid on Emerson’s behalf. As of June 30, 2009 Emerson owed Akai Sales $2,700 as a result of this invoice.
     In February 2009, Akai Sales invoiced Emerson for travel expenses which Akai Sales paid on Emerson’s behalf. As of June 30, 2009 Emerson owed Akai Sales $3,100 as a result of this invoice.

NOTE 8 — BORROWINGS
Short-term Borrowings
     At both June 30, 2009 and March 31, 2009, there were $5.7 million of short-term borrowings outstanding under a credit line maintained with Smith Barney. This facility is backed by the Company’s auction rate securities, bears interest at the Fed Open Market Rate plus 1.10%, and these borrowings have no net carrying cost.
Long-term Borrowings
     As of June 30, 2009 and March 31, 2009, borrowings under long-term facilities consisted of the following:

	June 30, 2009	March 31, 2009
	(In thousands)
	(Unaudited)
Capitalized lease obligations and other	127	144
Less current maturities	(79)	(85)

Long term debt and notes payable	$48	$59

          Credit Facility — Emerson Credit Facility — On December 23, 2005, the Company entered into a $45.0 million Revolving Credit Agreement with Wachovia Bank. This credit facility provides for revolving loans subject to individual maximums which, in the aggregate, are not to exceed the lesser of $45.0 million or a “Borrowing Base” as defined in the loan agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime plus 1.00% to 1.50% or, at the Company’s election, the London Interbank Offered Rate (“LIBOR”) plus 2.50% to 3.00% depending on excess availability. Pursuant to the loan agreement, the Company is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender’s prior consent and is subject to certain leverage financial covenants. Borrowings under the loan agreement are secured by substantially all of the Company’s tangible assets.
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
          At June 30, 2009, there were no borrowings outstanding under the facility.
NOTE 9 — LEGAL PROCEEDINGS
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

NOTE 10 — MARKETABLE SECURITIES:
As of both June 30, 2009 and March 31, 2009, the Company had $8.1 million face value (net book value of $6.0 million) invested in trading securities, consisting entirely of student loan auction rate securities (“SLARS”). These securities have long-term nominal maturities for which interest rates are reset through a Dutch auction process at pre-determined calendar intervals; a process which, prior to February 2008, had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, these SLARS have had multiple failed auctions. As a result, the Company concluded at March 31, 2008, that these securities had experienced an other-than-temporary decline in fair value. These SLARS have AAA/Aaa and AAA/Baa3 credit ratings as of June 30, 2009, and have been classified as long-term investments in the Company’s Consolidated Balance Sheet as a consequence of their uncertain liquidity. There were no realized or unrealized gains or losses on the Company’s SLARS during the three months ended June 30, 2009.
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
          Under SFAS 157, financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:
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
     In accordance with the fair value hierarchy described above, the following table shows the fair value of our securities available for sale that are required to be measured at fair value as of June 30, 2009:
Fair Value Measurement at Reporting Date Using:

Significant Unobservable Inputs (Level 3)	June 30, 2009

Investments in marketable securities (classified as trading securities)	$6,031

Investments in marketable securities	$6,031

The following table summarizes the changes in fair value for our Level 3 assets:

Fair Value
Measurement
of Asset using
Level 3 inputs
Trading
Securities
non-current
Balance at March 31, 2009	6,031
Total gains (losses) (realized or unrealized):
Realized — included in earnings at June 30, 2009	—

Unrealized — included in earnings at June 30, 2009	—

Redemptions of principal	—

Balance at June 30, 2009	$6,031

NOTE 11 — DISCONTINUED OPERATIONS:
     On April 16, 2009, the Company sold its 50% membership interest in Advanced Sound and Image LLC to ASI. On the same date, the Company also sold for $200,000 its right, title and interest in and to certain loan documentation relating to a secured line of credit made available to ASI, under which approximately $1.2 million was due and payable to the Company as of April 16, 2009. As a result of this transaction, the Company has presented as discontinued operations, net of taxes, its share of the results of operations of ASI for the fiscal quarters ending June 30, 2009 and 2008.
     Discontinued operations, net of tax for the three months ending June 30, 2009 and 2008, relating to this transaction were $55,000 and $56,000, respectively.
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
     All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through Emerson’s use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•	the loss of any of the Company’s key customers or reduction in the purchase of its products by any such customers;

•	The Company’s inability to maintain effective internal controls or the failure by its personnel to comply with such internal controls;

•	the failure by the Company to maintain its relationships with its licensees and distributors or the failure to obtain new licensees or distribution relationships on favorable terms;

•	The Company’s inability to anticipate market trends, enhance existing products or achieve market acceptance of new products;

•	The Company’s dependence on a limited number of suppliers for its components and raw materials;

•	The Company’s dependence on third parties to manufacture and deliver its products;

•	the seasonality of the Company’s business, as well as changes in consumer spending and economic conditions;

•	the failure of third party sales representatives to adequately promote, market and sell the Company’s products;

•	The Company’s inability to protect its intellectual property;

•	the effects of competition;

•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;

•	conflicts of interest that exist based on the Company’s relationship with Grande;

•	changes in accounting policies, rules and practices; and

•	the other factors listed under “Risk Factors” in the Company’s Form 10-K, as amended, for the fiscal year ended March 31, 2009 and other filings with the Securities and Exchange Commission (the “SEC”).
     All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The reader is cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. The Company has no obligation, and expressly disclaims any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. Management has expressed its expectations, beliefs and projections in good faith and it believes it has a reasonable basis for them. However, management cannot assure the reader that its expectations, beliefs or projections will be achieved or accomplished.
Company Filings
     The Company makes available through its website free of charge the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to such reports and other filings made by the Company with the SEC, as soon as practicable after the Company electronically files such reports and filings with the SEC. The Company’s website address is www.emersonradio.com. The information contained in this website is not incorporated by reference in this report.

     Results of Operations
     The following table summarizes certain financial information for the three month periods ended June 30, 2009 (fiscal 2010) and June 30, 2008 (fiscal 2009) (in thousands):

	Three Months Ended
	June 30
	2009	2008
		RESTATED
Net revenues	$55,599	$43,840
Cost of sales	49,603	37,797
Other operating costs and expenses	778	1,125
Selling, general and administrative costs	3,789	4,529
Operating income	1,429	389
Interest income, net	10	142
Unrealized holding gains on trading securities	—	262

Income before income taxes from continuing operations	1,439	793
Provision for income taxes	278	1,005

Net income (loss) from continuing operations	1,161	(212)

Net Revenues — Net revenues for the first quarter of fiscal 2010 were $55.6 million as compared to $43.8 million for the first quarter of fiscal 2009, an increase of $11.8 million or 26.8%. Net revenues are comprised of Emerson(R) branded product sales, themed product sales and licensing revenues. Emerson(R) branded product sales are earned from the sale of products bearing the Emerson(R) or HH Scott(R) brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson(R) and HH Scott(R) brand names to licensees for a fee. The major elements which contributed to the overall increase in net revenues were as follows:
i)	Home appliances product sales increased $16.2 million, or 54.0%, to $46.2 million in the first quarter of fiscal 2010 as compared to $30.0 million in the first quarter of fiscal 2009 on increases across all existing product categories except wine coolers, and the addition of one new category, coffee makers, during fiscal 2009. Home appliance product sales consist of microwave ovens, small refrigerators, toaster ovens, wine coolers, and coffee makers;

ii)	Emerson(R) branded products sales, excluding home appliances products, were $7.5 million in the first quarter of fiscal 2010 as compared to $11.4 million in the first quarter of fiscal 2009, a decrease of $3.9 million, or 34.2%, primarily resulting from decreased sales volumes in several audio product lines;

iii)	Themed product sales were $500,000 in the first quarter of fiscal 2010 compared to $600,000 in the first quarter of fiscal 2009, a decrease of $100,000, or 16.7%, primarily resulting from the winding down of the Company’s licensing arrangement with Mattel® to distribute themed products bearing the Barbie®, Hot Wheels® and Funkey® brand names. The licensing arrangement with Mattel terminates on December 31, 2009, at which time the Company plans to cease distributing themed products;

iv)	Licensing revenues decreased approximately $400,000, or 22.2%, to $1.4 million in the first quarter of fiscal 2010 as compared to $1.8 million in the first quarter of fiscal 2009, due primarily to lower sales volumes in the quarter of licensed video products.;
Cost of Sales — In absolute terms, cost of sales increased $11.8 million, or 31.2%, to $49.6 million in the first quarter of fiscal 2010 as compared to $37.8 million in the first quarter of fiscal 2009. Cost of sales, as a percentage of net revenues, was 89.2% and 86.2% in the first quarters of fiscal 2010 and fiscal 2009, respectively. Cost of sales as a percentage of sales revenues less license revenues increased to 91.6% in the first quarter of fiscal 2010 from 89.9% in the first quarter of fiscal 2009. The increase in cost of sales in absolute terms for the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 was primarily related to the increase in sales volume and an increase in inventory reserves, partially offset by higher purchase return credits and lower costs of personnel in Asia involved in quality assurance activities.

Gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the categories of the markets in which we compete. Our products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive.
Other Operating Costs and Expenses — As a percentage of net revenues, other operating costs and expenses were 1.4% in the first quarter of fiscal 2010 and 2.6% in the first quarter of fiscal 2009. In absolute terms, other operating costs and expenses decreased $347,000, or 30.8%, to $778,000 for the first quarter of fiscal 2010 as compared to $1.1 million in the first quarter of fiscal 2009 as a result of decreased service costs.
Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 6.8% in the first quarter of fiscal 2010 as compared to 10.3% in the first quarter of fiscal 2009. S,G&A, in absolute terms, decreased $740,000, or 16.3%, to $3.8 million for the first quarter of fiscal 2010 as compared to $4.5 million for the first quarter of fiscal 2009. The decrease in S,G&A in absolute terms between the first quarter of fiscal 2010 and first quarter of fiscal 2009 was primarily due to lower legal, advertising and travel and entertainment expenses..
Interest Income, net — Interest income, net, was $10,000 in the first quarter of fiscal 2010 as compared to $142,000 in the first quarter of fiscal 2009. due to lower interest rates.
Realized/unrealized holding gains on trading securities were $0 in the first quarter of fiscal 2010 as compared to $262,000 in the first quarter of fiscal 2009. The gains in fiscal 2009’s first quarter were related to the revaluation of the Company’s auction rate securities, which were unchanged in value during fiscal 2010’s first quarter. See note 10 — “Marketable Securities”.
Provision for Income Taxes was $278,000 in fiscal 2010’s first quarter as compared to $1.0 million in fiscal 2009’s first quarter The Company’s provision for income taxes in fiscal 2010’s first quarter is due to the reduction in deferred tax assets associated with the Company’s profits earned in the United States during the first fiscal quarter of 2010.
Net Income (loss) from continuing operations — As a result of the foregoing factors, the Company realized net income from continuing operations of $1.2 million in the first quarter of fiscal 2010 as compared to a net loss from continuing operations in the first quarter of fiscal 2009 of $212,000.
Liquidity and Capital Resources
General
     As of June 30, 2009, the Company had cash and cash equivalents of approximately $23.6 million, compared to approximately $16.6 million at June 30, 2008. Working capital decreased to $45.1 million at June 30, 2009 as compared to $45.3 million at June 30, 2008. The increase in cash and cash equivalents of approximately $7.0 million was primarily due to reduced inventory levels.
     Cash flow provided by operating activities was approximately $2.9 million for the three months ended June 30, 2009, resulting primarily from the net income, increases in accounts payable and decreases in inventories, partially offset by increases in accounts receivable.
     Net cash used by investing activities was $1.7 million for the three months ended June 30, 2009 and resulted from the purchase during the quarter of the Olevia® trademark and additions to property, plant and equipment.
     Net cash used by financing activities was $17,000 for the three months ended June 30, 2009, resulting from repayments of borrowings under the Company’s long-term credit facility.
Wachovia
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

     At June 30, 2009, there were approximately $8.2 million of letters of credit outstanding under this facility. There were no borrowings outstanding at June 30, 2009 under this facility, and at June 30, 2009, the Company was in compliance with the covenants on its credit facilities.
     At June 30, 2009 the Company had $3.1 million on deposit with Wachovia, to secure on a dollar for dollar basis, additional letter of credit availability. As such, this amount has been classified on the balance sheet as restricted cash.
     Short-Term Liquidity. Liquidity is impacted by seasonality in that the Company generally records the majority of its annual sales in the quarters ending September and December. This requires the Company to maintain higher inventory levels during the quarters ending June and September, therefore increasing the working capital needs during these periods. Additionally, the Company receives the largest percentage of product returns in the quarter ending March. The higher level of returns during this period adversely impacts collection activity, and therefore liquidity. In the three months ended June 30, 2009, products representing approximately 43.4% of net revenues were imported directly to the Company’s customers. This contributes significantly to the Company’s liquidity in that this inventory does not need to be financed.
The Company’s principal existing sources of cash are generated from operations and borrowings available under its revolving credit facilities. As of June 30, 2009, the Company had $19.2 million of borrowing capacity available under its $45.0 million revolving credit facilities, as there were $8.2 million of letters of credit outstanding, and no outstanding loans. The Company believes that its existing sources of cash, including cash flows generated from operations, will be sufficient to support existing operations over the next 12 months; however, management may decide to raise additional financing, which may include the issuance of equity securities, or the incurrence of additional debt, in connection with existing operations or if we elect to pursue acquisitions.
Recently Issued Accounting Pronouncements
     In May 2009, the FASB issued SFAS No. 165 Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 in the quarter ended June 30, 2009 and evaluated subsequent events through August 19, 2009, the date the financial statements were issued.
     Additionally, the Company adopted FASB Staff Position 115-2 (FSP 115-2) — Recognition and Presentation of Other-than-Temporary Impairments — on April 1, 2009. The adoption of FSP 115-2 did not have a material impact on the Company’s results of operation or financial condition for the quarter ended June 30, 2009.
Inflation, Foreign Currency, and Interest Rates
     Neither inflation nor currency fluctuations had a significant effect on the Company’s results of operations during the first quarter of fiscal 2009. The Company’s exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders. The Company purchases virtually all of its products from manufacturers located in China.
     The interest on any borrowings under the Company’s credit facilities would be based on the Fed Open Market, Prime or LIBOR rates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no significant changes from items disclosed in Form 10-K for the fiscal year ended March 31, 2009.
Item 4. Controls and Procedures
(a) Disclosure controls and procedures.
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
     As a result of the material weaknesses in internal controls over financial reporting as previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2009, the Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2009 are not effective to reasonably ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to ensure that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There were no material changes to the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2009.
Item 1A. Risk Factors
     There were no changes in any risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2009.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
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

EMERSON RADIO CORP. (Registrant)
/s/ Adrian Ma
Date: August 19, 2009	Adrian Ma
Chief Executive Officer (Principal Executive Officer)

/s/ Greenfield Pitts
Date: August 19, 2009	Greenfield Pitts
Chief Financial Officer (Principal Financial and Accounting Officer)