Form 10-Q
period 2009-09-30
EMERSON RADIO CORP
filed 2009-11-12
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) . ☐ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of common stock as of November 13, 2009: 27,129,832.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except earnings per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
		2008
	2009	RESTATED	2009	2008
Net revenues:
Net revenues	$51,774	$53,529	$107,373	$97,356
Net revenues-related party	—	2	—	15

	51,774	53,531	107,373	97,371
Costs and expenses:
Cost of sales	43,701	47,024	93,304	84,822
Other operating costs and expenses	1,077	1,586	1,855	2,711
Selling, general and administrative	3,643	4,733	7,432	9,262

	48,421	53,343	102,591	96,795
Operating income	3,353	188	4,782	576
Interest income, net	12	63	22	206
Unrealized holding (losses) on trading securities	—	(52)	—	(21)
Realized gains on trading securities	—	301	—	532

Income from continuing operations before income taxes	3,365	500	4,804	1,293
Provision for income taxes	144	349	422	1,354

Income (loss) from continuing operations	3,221	151	4,382	(61)
Loss from discontinued operations, net of tax benefit	—	(125)	(55)	(181)

Net income (loss)	$3,221	$26	4,327	$(242)

Basic net income (loss) per share:
Continuing operations	$.12	$.01	$.16	$—
Discontinued operations	—	(.01)	—	(.01)

	$.12	$—	$.16	$(.01)

Diluted net income (loss) per share:
Continuing operations	$.12	$.01	$.16	$—
Discontinued operations	—	(.01)	—	(.01)

	$.12	$—	$.16	$(.01)

Weighted average shares outstanding:
Basic and diluted	27,130	27,130	27,130	27,130
The accompanying notes are an integral part of the interim
consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	September 30,	March 31,
	2009	2009(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,997	$22,518
Restricted cash	2	3,025
Accounts receivable, net	18,733	15,970
Other receivables	1,447	1,587
Due from affiliates	11	78
Inventory, net	22,255	20,691
Prepaid expenses and other current assets	1,480	2,190
Deferred tax assets	4,648	4,872

Total current assets	77,573	70,931
Property, plant and equipment, net	1,074	1,139
Trademarks and other intangible assets, net	1,667	255
Due from Affiliates	185	114
Investments in marketable securities	6,031	6,031
Deferred tax assets	7,200	7,102
Other assets	312	472

Total assets	$94,042	$86,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$5,668	$5,733
Current maturities of long-term borrowings	68	85
Accounts payable and other current liabilities	22,541	18,929
Due to affiliates	41	66
Accrued sales returns	1,236	1,130
Income taxes payable	148	155

Total current liabilities	29,702	26,098
Long-term borrowings	43	59
Deferred tax liabilities	103	87
Shareholders’ equity:
Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized, 52,965,797 shares issued, and 27,129,832 shares outstanding	529	529
Capital in excess of par value	117,253	117,243
Accumulated other comprehensive losses	(82)	(82)
Accumulated deficit	(32,592)	(36,976)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	64,194	59,800

Total liabilities and shareholders’ equity	$94,042	$86,044

(A)	Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the Securities and Exchange Commission in July 2009 and amended in July 2009.
The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30
	2009	2008
Cash flows from operating activities:
Income (loss) from continuing operations	$4,382	$(61)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	432	389
Non cash compensation	10	36
Deferred tax expense	142	1,192
Asset allowances, reserves and other	(442)	(1,539)
Gains on sales of investments	—	(532)
Unrealized holding gains on trading securities	—	21
Changes in assets and liabilities:
Restricted cash	3,023	(3,023)
Foreign exchange foreign contracts	—	134
Accounts receivable	(2,460)	(8,592)
Other receivables	140	753
Due from affiliates	(4)	724
Inventories	(1,317)	(18,991)
Prepaid expenses and other current assets	710	(314)
Other assets	50	(24)
Accounts payable and other current liabilities	3,612	14,857
Due to affiliates	(25)	(82)
Interest and income taxes payable	(7)	9

Operating activities of continuing operations	8,246	(15,043)
Operating activities of discontinued operations	—	(727)

Net cash provided (used) by operating activities	8,246	(15,770)

Cash flows from investing activities:
Proceeds from partial calls on securities	—	4,000
Purchase of trademark	(1,469)	—
Additions to property and equipment	(200)	(201)

Investing activities of continuing operations	(1,669)	3,799
Investing activities of discontinued operations	—	62

Net cash (used) provided by investing activities	(1,669)	3,861

Cash flows from financing activities:
Short-term borrowings	—	5,726
Repayments of short-term borrowings	(82)	(1,624)
Borrowings under long-term credit facility	57,032	63,737
Repayments of borrowings under long-term credit facility	(57,048)	(63,777)

Net cash (used) provided by financing activities	(98)	4,062

Net increase (decrease) in cash and cash equivalents	6,479	(7,847)
Cash and cash equivalents at beginning of period	22,518	14,283

Cash and cash equivalents at end of period	$28,997	$6,436

Cash paid during the period for:

Interest	$58	$89
Income taxes	$4	$41
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
     The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2009 and the results of operations for the three and six month periods ended September 30, 2009 and September 30, 2008. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2009 (“fiscal 2009”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2009.
     The financial position and results of operations of the Company’s former joint venture interest in Advanced Sound and Image, LLC for the three and six month periods ended September 30, 2009 and September 30, 2008 have been presented as discontinued operations. See Note 11 “Discontinued Operations”.
     Due to the seasonal nature of the Company’s business, the results of operations for the three and six month periods ended September 30, 2009 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2010 (“fiscal 2010”).
     As previously reported on Form 10-Q/A filed August 19, 2009, the Company restated its results of operations for the three month period ended September 30, 2008.
     Certain reclassifications were made to conform the prior year’s financial statements to the current presentation and to segregate the activities associated with the Company’s discontinued operations..
     Unless otherwise disclosed in the notes to these consolidated financial statements, the estimated fair value of financial assets and liabilities approximates carrying value. Subsequent events have been evaluated through the filing date (November 11, 2009) of these consolidated financial statements.
Stock- Based Compensation
The Company measures compensation cost for stock-based compensation arrangements based on grant date fair value. The computed fair value is expensed ratably over the requisite vesting period as required by the Stock Compensation Topic of the FASB Accounting Standards Codification. The Company has recorded compensation costs of $5,000 and $9,000 for the three and six month periods ended September 30, 2009, respectively. For the three and six month periods ended September 30, 2008, the Company recorded $18,000 and $36,000, respectively.
Sales Allowance and Marketing Support Expenses
Sales allowances, marketing support programs, promotions and other volume-based incentives which are provided to retailers and distributors are accounted for on an accrual basis as a reduction to net revenues in the period in which the related sales are recognized in accordance with FASB ASC Topic 605-50 “Revenue Recognition — Customer Payments and Incentives” (EITF 01-09) (“ASC 605-50”) and Securities and Exchange Commission Staff Accounting Bulletins 101 “Revenue Recognition in Financial Statements,” and 104 “Revenue Recognition, corrected copy” (“SAB’s 101 and 104”).
At the time of sale, the Company reduces recognized gross revenue by allowances to cover, in addition to estimated sales returns as required by FASB ASC Topic 605-15 “Revenue Recognition — Products” (FAS 48), (i) sales incentives offered to customers that meet the criteria for accrual under ASC 605-50 and (ii) under SAB’s 101 and 104, an estimated amount to recognize additional non-offered deductions it anticipates and can reasonably estimate will be taken by customers which it does not expect to recover. Accruals for the estimated amount of future non-offered deductions are required to be made as contra-revenue items because that percentage of shipped revenue fails to meet the collectability criteria within SAB 104’s and 101’s four revenue recognition criteria, all of which are required to be met in order to recognize revenue
If additional marketing support programs, promotions and other volume-based incentives are required to promote the Company’s products subsequent to the initial sale, then additional reserves may be required and are accrued for when such support is offered.

NOTE 2 — COMPREHENSIVE INCOME
     Comprehensive income for the three month periods ended September 30, 2009 and September 30, 2008 is as follows (in thousands):

	Three months ended		Six months ended
	September 30		September 30
		2008
	2009	RESTATED	2009	2008

Net income (loss)	$3,221	$26	$4,327	$(242)
Unrealized holding losses arising during period	—	52	—	21
Less: reclassification adjustment for losses included in net income	—	(52)	—	(21)

Comprehensive income (loss)	$3,221	$26	$4,327	$(242)

NOTE 3 — NET EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	September 30		September 30
		2008
	2009	RESTATED	2009	2008
Numerator:
Net income (loss) from continuing operations for basic and diluted earnings per share	$3,221	$151	$4,382	$(61)

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130	27,130	27,130
Effect of dilutive securities on denominator:
Options and warrants	—	—	—	—

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,130	27,130	27,130

Basic and diluted earnings (loss) from continuing operations per share	$.12	$—	$.16	$(0.01)

NOTE 4 — SHAREHOLDERS’ EQUITY
     Outstanding capital stock at September 30, 2009 consisted of common stock and Series A convertible preferred stock. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.
     At September 30, 2009, the Company had approximately 134,000 options outstanding with exercise prices ranging from $1.00 to $3.23.
     In September 2003, the Company publicly announced the Emerson Radio Corp. common stock repurchase program. The program provides for share repurchase of up to 2,000,000 shares of Emerson’s outstanding common stock. No shares were repurchased in the three months ended September 30, 2009 and September 30, 2008. As of September 30, 2009, 732,377 shares remain available for repurchase under the program established in September 2003. Repurchases of the Company’s shares are subject to certain conditions under Emerson’s banking facility.
NOTE 5 — INVENTORY
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of September 30, 2009 and March 31, 2009, inventories consisted of the following (in thousands):

	September 30, 2009	March 31, 2009
	(Unaudited)
Finished goods	$25,522	$24,205
Less inventory allowances	(3,267)	(3,514)

Net inventory	$22,255	$20,691

NOTE 6 — INCOME TAXES
     The Company has tax net operating loss carry forwards included in net deferred tax assets that are available to offset future taxable income and can be carried forward for 20 years. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized through tax planning strategies available in future periods and through future profitable operating results. The amount of the deferred tax asset considered realizable could be reduced or eliminated if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carry forward period are reduced. If management determines that the Company would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

     As of April 1, 2007, the Company had $149,000 of unrecognized tax benefits related to state taxes. All of the unrecognized tax benefits could impact our effective tax rate if recognized.
     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statement of Operations. Accrued interest and penalties were $49,000 as of September 30, 2009 and are recognized in the balance sheet.
     The Company’s effective tax rate differs from the federal statutory rate primarily due to expenses that are not deductible for federal income tax purposes, foreign tax rates and state income taxes.
     The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of September 30, 2009:

Jurisdiction	Open tax years
U.S. federal	2005-2009
States	2005-2009
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
Majority Shareholder
     Grande’s Ownership Interest in Emerson. At March 31, 2009 and September 30, 2009, approximately 57.6% of the Company’s outstanding common stock was owned by direct or indirect subsidiaries of Grande.
Related Party Transactions
     Product Sourcing Transactions. Between August 2006 and September 2008, Emerson provided assistance with acquiring certain products for sale to Sansui Sales PTE Ltd (“Sansui Sales”) and Akai Sales PTE Ltd (“Akai Sales”), both of which are subsidiaries of Grande. Emerson issued purchase orders to third-party suppliers who manufactured these products, and Emerson issued sales invoices to Sansui Sales’ and Akai Sales’ at gross amounts for these products. Financing was provided by Sansui Sales’ and Akai Sales’ customers in the form of transfer letters of credit to the suppliers, and goods were shipped directly from the suppliers to Sansui Sales’ and Akai Sales’ customers. Emerson recorded income totaling $0 and $2,000 for providing this service in the three months ended September 30, 2009 and September 30, 2008, respectively, and $0 and $15,000 for providing this service in the six months ended September 30, 2009 and September 30, 2008, respectively. Sansui Sales and Akai Sales collectively owed Emerson $7,600 and $0 at March 31, 2009 and September 30, 2009, respectively, related to this activity.
     Sales of goods. In addition to the product sourcing transactions described in the preceding paragraph, Emerson has also purchased products on behalf of Sansui Sales and Akai Sales from third-party suppliers and sold these goods to Sansui Sales and Akai Sales. These transactions, the latest of which occurred in February 2008, were similar to the transactions described in the preceding paragraph; however, instead of utilizing transfer letters of credit provided by Sansui Sales’ and Akai Sales’ customers, Emerson utilized its own cash to pay Sansui Sales’ and Akai Sales’ suppliers. Emerson invoiced Sansui Sales and Akai Sales an amount that was marked up between two and three percent from the cost of the product. Emerson and Akai Sales reached agreement in September 2009 related to certain defective products that Emerson had procured and sold to Akai Sales under this arrangement during the third quarter of fiscal 2007 under which Emerson agreed to accept a net charge of approximately $59,000 — approximately $101,000 from Akai Sales, upon which Emerson originally recognized approximately $4,000 of gross profit in the third quarter of fiscal 2007, offset by a credit from the factory from which Emerson procured the product of approximately $42,000. In September 2009, Emerson netted amounts owed to it from Akai Sales against this liability and settled this liability in full with Akai Sales during September 2009. Sansui Sales and Akai Sales collectively owe Emerson $0 at September 30, 2009 related to this activity. Emerson had no outstanding liabilities with suppliers of product invoiced to Sansui Sales and Akai Sales at March 31, 2009 and September 30, 2009.

     Leases and Other Real Estate Transactions. Effective May 15, 2009, Emerson entered into an amended lease agreement with Grande pursuant to which the space rented from Grande was increased from 18,476 square feet to 19,484 square feet. This amended agreement by its terms expires on December 31, 2009. Effective June 1, 2009, Emerson entered into another lease agreement with Grande, which expires May 31, 2010, pursuant to which additional space was rented from Grande totaling 17,056 square feet for Emerson’s use to refurbish certain returned products. In connection with this new space rental, during June 2009, Emerson paid a security deposit of approximately $71,400 to Grande. Rent expense and related service charges with Grande totaled approximately $192,000 and $95,000 for the three months ended September 30, 2009 and September 30, 2008, respectively and $338,000 and $214,000 for the six months ended September 30, 2009 and September 30, 2008, respectively. Emerson owed Grande approximately $41,600 and $2,000 related to this activity at March 31, 2009 and September 30, 2009, respectively. A security deposit of $81,900 and $153,000 on the leased property described in this paragraph was held by Grande as of March 31, 2009 and September 30, 2009, respectively.
     In December 2008, Emerson signed a lease agreement with Akai Electric (China) Ltd., a subsidiary of Grande, concerning the rental of office space, office equipment, and lab equipment for Emerson’s quality assurance personnel in Zhong Shan, China. The lease term began in July 2007 and ended by its terms in June 2009, at which time the agreement renews automatically unless canceled by either party. The agreement has not been canceled by either party, and therefore remains in full force and effect as of September 30, 2009. Rent charges with Akai Electric (China) Ltd. totaled approximately $25,000 and $53,000 for the three and six month periods ended September 30, 2009, respectively. Emerson owed Akai Electric (China) Ltd. $9.500 and $0 related to the agreement at March 31, 2009 and September 30, 2009, respectively. A security deposit of $31,600 on the leased property was held by Akai Electric (China) Ltd. as of both March 31, 2009 and September 30, 2009.
     Emerson utilizes the services of Grande employees for certain administrative and executive functions. Grande pays Emerson’s quality assurance personnel in Renminbi in China on Emerson’s behalf for which Emerson subsequently pays a reimbursement to Grande. Payroll and travel expenses, including utilization of Grande employees as well as payroll and travel expenses paid on Emerson’s behalf and reimbursed to Grande, were $0 and $28,000 for the three months ended September 30, 2009 and September 30, 2008, respectively, and $0 and $119,000 for the six months ended September 30, 2009 and September 30, 2008, respectively. Emerson owed Grande $0 for these activities at both March 31, 2009 and September 30, 2009.
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
     In June 2008, Capetronic repaid the $546,000 advance it received from Emerson in July 2007.
          Hong Kong Electronics Fairs (“HKEF”). Emerson incurred costs totaling $152,633 for its participation in the 2008 HKEF. The total includes $5,138 billed by Grande to Emerson for services rendered in connection with the event, and, as of June 30, 2009, Emerson owes Grande subsidiary Lafe Technology (Hong Kong) Ltd $4,396 for storage and delivery charges. In addition, Emerson has billed $19,657, $8,222 and $5,944, respectively, to Grande subsidiaries Nakamichi Corporation Ltd., Akai Sales PTE Ltd., and Sansui Sales PTE Ltd., all of which was repaid to Emerson in September 2009.
     Between August and December 2007, Emerson paid invoices and incurred charges for goods and services relating to the 2007 HKEF of $153,069. Portions of these charges, totaling $87,353, have been allocated and invoiced to affiliates of Grande in proportion to their respective share of space occupied and services rendered during the 2007 HKEF as follows: Nakamichi Corporation Ltd. $17,143, Akai Sales PTE Ltd $44,495 and Sansui Sales PTE Ltd $25,715. All amounts so invoiced have been repaid in full to Emerson as of September 30, 2009.

     Other. In January and February 2008, Emerson invoiced The GEL Engineering Corp. Ltd (“GEL”), a non-subsidiary affiliate of Grande, for a portion of $7,900 travel expenses paid by Emerson, of which 70% pertained to travel for the benefit of GEL and 30% pertained to travel for Emerson. In September 2009, Emerson wrote off its receivable from GEL of $5,500 pertaining to this activity as GEL is insolvent.
     In June 2008, Emerson paid Capetronic $160,000 for reimbursement of payroll and travel expenses that Capetronic paid on behalf of Emerson from October 2007 through May 2008 for expenses related to Emerson employees located in mainland China.
     In August 2008, Capetronic requested that Emerson reimburse it for the cost it had incurred to purchase the production materials required to produce the musical instruments. After a review of the facts, the material purchased orders, the physical material at the Capetronic premises, and deducting an agreed upon scrap value for the material, Emerson decided to honor the request and paid $313,000 to Capetronic on September 30, 2008. These materials are the property of Capetronic.
Capetronic is currently in physical possession of Emerson’s molds originally required to produce the musical instruments, which Emerson wrote off in fiscal 2008.
     In September 2008, Akai Sales invoiced Emerson for travel expenses and courier fees which Akai Sales paid on Emerson’s behalf. As of March 31, 2009 and September 30, 2009 Emerson owed Akai Sales $0 as a result of this invoice.
     During the three and six months ended September 30, 2009, Emerson paid Innovative Capital Limited, a subsidiary of Grande, consulting fees of $50,000 and $125,000, respectively for services rendered to Emerson during that period by personnel of Grande. This consulting arrangement ended on September 30, 2009. Emerson owed $0 to Innovative Capital Limited at September 30, 2009.
     During the three months ended September 30, 2009, Akai Sales invoiced Emerson a net amount of approximately $21,000 for travel expenses which Akai Sales paid on Emerson’s behalf. As of September 30, 2009 Emerson owed Akai Sales $21,000 as a result of this invoice.
     During September 2009, Nakamichi Corporation Ltd. Invoiced Emerson approximately $1,000 for audio samples. As of September 30, 2009, Emerson owed Nakamichi Corporation Ltd. $1,000 as a result of this invoice.
NOTE 8 — BORROWINGS
Short-term Borrowings
     At both September 30, 2009 and March 31, 2009, there were $5.7 million of short-term borrowings outstanding under a credit line maintained with Morgan Stanley Smith Barney LLC. This facility is backed by the Company’s auction rate securities, bears interest at the Fed Open Market Rate plus 1.10%, and these borrowings have no net carrying cost.
Long-term Borrowings
     As of September 30, 2009 and March 31, 2009, borrowings under long-term facilities consisted of the following:

	September 30, 2009	March 31, 2009
	(In thousands)
	(Unaudited)
Capitalized lease obligations and other	111	144
Less current maturities	(68)	(85)

Long term debt and notes payable	$43	$59

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
          At September 30, 2009, there were no borrowings outstanding under the facility.
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

NOTE 10 — MARKETABLE SECURITIES:
As of both September 30, 2009 and March 31, 2009, the Company had $8.1 million face value (net book value of $6.0 million) invested in trading securities, consisting entirely of student loan auction rate securities (“SLARS”). These securities have long-term nominal maturities for which interest rates are reset through a Dutch auction process at pre-determined calendar intervals; a process which, prior to February 2008, had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, these SLARS have had multiple failed auctions. As a result, the Company concluded at March 31, 2008, that these securities had experienced an other-than-temporary decline in fair value. These SLARS have AAA/Aaa and AAA/Baa3 credit ratings as of September 30, 2009, and have been classified as long-term investments in the Company’s Consolidated Balance Sheet as a consequence of their uncertain liquidity. Based on the Company’s internal valuation, it believes that the market value of the SLARS has not deteriorated between March 31, 2009 and September 30, 2009 and has therefore not recorded any realized or unrealized gains or losses on these securities in the three or six month periods ended September 30, 2009. There were no realized or unrealized gains or losses on the Company’s SLARS during the three months ended September 30, 2009.
          FASB ASC Topic 820-10 “Fair Value Measurements and Disclosures — overall” (FAS 157) (“ASC 820-10”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.
          Under ASC 820-10, financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:
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
     In accordance with the fair value hierarchy described above, the following table shows the fair value of our securities available for sale that are required to be measured at fair value as of September 30, 2009:
Fair Value Measurement at Reporting Date Using:

September 30, 2009
Significant Unobservable Inputs (Level 3)	(in thousands)

Investments in marketable securities (classified as trading securities)	$6,031

Investments in marketable securities	$6,031

The following table summarizes the changes in fair value for our Level 3 assets:

Fair Value
Measurement
of Asset using
Level 3 inputs
(in thousands)
Trading
Securities non-
current
Balance at March 31, 2009	6,031
Total gains (losses) (realized or unrealized):
Realized — included in earnings at September 30, 2009	—
Unrealized — included in earnings at September 30, 2009	—
Redemptions of principal	—

Balance at September 30, 2009	$6,031

NOTE 11 — DISCONTINUED OPERATIONS:
     On April 16, 2009, the Company sold its 50% membership interest in Advanced Sound and Image LLC (“ASI”) to ASI. On the same date, the Company also sold for $200,000 its right, title and interest in and to certain loan documentation relating to a secured line of credit made available to ASI, under which approximately $1.2 million was due and payable to the Company as of April 16, 2009. As a result of this transaction, the Company has presented as discontinued operations, net of taxes, its share of the results of operations of ASI for all periods presented.
     Loss from discontinued operations, net of tax, for the three months ended September 30, 2009 and September 30, 2008, respectively was $0 and $125,000. Loss from discontinued operations, net of tax, for the six months ended September 30, 2009 and September 30, 2008, respectively, was $55,000 and $181,000, respectively.
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

     All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through Emerson’s use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•	the loss of any of the Company’s key customers or reduction in the price or volume of its products purchased by any such customers;

•	the Company’s inability to maintain effective internal controls or the failure by its personnel to comply with such internal controls;

•	the failure by the Company to maintain its relationships with its licensees and distributors or the failure to obtain new licensees or distribution relationships on favorable terms;

•	the Company’s inability to anticipate market trends, enhance existing products or achieve market acceptance of new products;

•	the Company’s dependence on a limited number of suppliers for its components and raw materials;

•	the Company’s dependence on third parties to manufacture and deliver its products;

•	the seasonality of the Company’s business, as well as changes in consumer spending and economic conditions;

•	the failure of third party sales representatives to adequately promote, market and sell the Company’s products;

•	the Company’s inability to protect its intellectual property;

•	the effects of competition;

•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;

•	conflicts of interest that exist based on the Company’s relationship with Grande;

•	changes in accounting policies, rules and practices; and

•	the other factors listed under “Risk Factors” in the Company’s Form 10-K, as amended, for the fiscal year ended March 31, 2009 and other filings with the Securities and Exchange Commission (the “SEC”).
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

     Results of Operations
     The following table summarizes certain financial information for the three and six month periods ended September 30, 2009 (fiscal 2010) and September 30, 2008 (fiscal 2009) (in thousands):

	Three Months Ended		Six Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net revenues	$51,774	$53,531	$107,373	$97,371
Cost of sales	43,701	47,024	93,304	84,822
Other operating costs and expenses	1,077	1,586	1,855	2,711
Selling, general and administrative expenses	3,643	4,733	7,432	9,262

Operating income	3,353	188	4,782	576
Interest income (expense), net	12	63	22	206
Unrealized holding (losses) on trading securities	—	(52)	—	(21)
Realized gains on trading securities	—	301	—	532

Income from continuing operations before income taxes	3,365	500	4,804	1,293
Provision for income taxes	144	349	422	1,354

Net income (loss) from continuing operations	$3,221	$151	$4,382	$(61)

Net Revenues — Net revenues for the second quarter of fiscal 2010 were $51.8 million as compared to $53.5 million for the second quarter of fiscal 2009, a decrease of $1.7 million or 3.3%. For the six month period of fiscal 2010, net revenues were $107.4 million as compared to $97.4 million for the six month period of fiscal 2009, an increase of $10.0 million or 10.3%. Net revenues are comprised of Emerson(R) branded product sales, themed product sales and licensing revenues. Emerson(R) branded product sales are earned from the sale of products bearing the Emerson(R) or HH Scott(R) brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson(R) and HH Scott(R) brand names to licensees for a fee. The major elements which contributed to the overall increase in net revenues for the six months ended September 30, 2009 were as follows:
i)	Home appliances product sales increased $1.4 million, or 3.7%, to $40.1 million in the second quarter of fiscal 2010 as compared to $38.7 million in the second quarter of fiscal 2009 on increases in toaster ovens and microwave ovens, partially offset by decreases in wine coolers, coffee makers and small refrigerators. For the six month period of fiscal 2010, home appliances product sales were $88.9 million, an increase of $18.9 million, or 26.9%, from $70.0 million in the six month period of fiscal 2009, on increases in all product categories with the exception of wine coolers. Home appliance product sales consist of microwave ovens, small refrigerators, toaster ovens, wine coolers and coffee makers;

ii)	Emerson(R) branded products sales, excluding home appliances products, were $8.7 million in the second quarter of fiscal 2010 as compared to $7.9 million in the second quarter of fiscal 2009, an increase of approximately $800,000, or 10.1%. For the six month period of fiscal 2010, Emerson® branded products sales, excluding home appliances products, were $15.7 million, a decrease of $3.7 million, or 19.1% from $19.4 million in the six month period of fiscal 2009, primarily resulting from decreased sales volumes in several audio product lines;

iii)	Themed product sales were $1.5 million in the second quarter of fiscal 2010 compared to $3.6 million in the second quarter of fiscal 2009, a decrease of $2.1 million, or 57.0%. For the six month period of fiscal 2010, themed product sales were $2.1 million, a decrease of $2.3 million, or 52.2%, from $4.4 million in the six month period of fiscal 2009, The decrease in both periods results from the winding down of the Company’s licensing arrangement with Mattel® to distribute themed products bearing the Barbie®, Hot Wheels® and Funkey® brand names. The licensing arrangement with Mattel terminates on December 31, 2009, at which time the Company plans to cease distributing themed products;

iv)	Licensing revenues decreased approximately $400,000, or 21.8%, to $1.5 million in the second quarter of fiscal 2010 as compared to $1.9 million in the second quarter of fiscal 2009. For the six month period of fiscal 2010, licensing revenues decreased approximately $700,000, or 20.6%, to $2.9 million as compared to $3.6 million for the six month period of fiscal 2009 due primarily to lower sales volumes in the quarter of licensed video products;

Cost of Sales — In absolute terms, cost of sales decreased $3.3 million, or 7.1%, to $43.7 million in the second quarter of fiscal 2010 as compared to $47.0 million in the second quarter of fiscal 2009. In absolute terms, cost of sales increased $8.5 million, or 10.0%, to $93.3 million in the six month period of fiscal 2010 as compared to $84.8 million in the six month period of fiscal 2009. Cost of sales, as a percentage of net revenues, was 84.4% and 87.8% in the second quarters of fiscal 2010 and fiscal 2009, respectively, and 86.9% and 87.1% in the six month periods of fiscal 2010 and fiscal 2009, respectively. Cost of sales as a percentage of sales revenues less license revenues was 86.9% in the second quarter of fiscal 2010 as compared to 91.0% in the second quarter of fiscal 2009. Cost of sales as a percentage of sales revenues less license revenues was 89.3% in the six month period of fiscal 2010 as compared to 90.5% in the six month period of fiscal 2009. The decrease in cost of sales in absolute terms for the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 was primarily related to the decrease in net sales volume, lower inventory reserves and lower costs of personnel in Asia involved with product sourcing and quality assurance activities. The increase in cost of sales in absolute terms for the six month period of fiscal 2010 as compared to the six month period of fiscal 2009 resulted from the increase in net sales volume, partially offset by lower costs of personnel in Asia involved with product sourcing and quality assurance activities.
Gross Profit Margins — Gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the categories of the markets in which the Company competes. The Company’s products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive.
Other Operating Costs and Expenses — As a percentage of net revenues, other operating costs and expenses were 2.1% in the second quarter of fiscal 2010 versus 3.0% in the second quarter of fiscal 2009. In absolute terms, other operating costs and expenses decreased $509,000, or 32.1%, to $1.1 million for the second quarter of fiscal 2010 as compared to $1.6 million in the second quarter of fiscal 2009 as a result of decreased warranty, service and returns processing costs. For the six month period of fiscal 2010, other operating costs were 1.7% as a percentage of net revenues versus 2.8% for the six month period of fiscal 2009. In absolute terms, other operating costs and expenses decreased $856,000, or 31.5%, to $1.9 million for the six month period of fiscal 2010 as compared to $2.7 million in the six month period of fiscal 2009, as a result of decreased warranty, service and returns processing costs.
Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 7.0% in the second quarter of fiscal 2010 as compared to 8.8% in the second quarter of fiscal 2009. S,G&A, in absolute terms, decreased $1.1 million, or 23.0%, to $3.6 million for the second quarter of fiscal 2010 as compared to $4.7 million for the second quarter of fiscal 2009. The decrease in S,G&A in absolute terms between the second quarter of fiscal 2010 and second quarter of fiscal 2009 was primarily due to lower compensation, marketing, facilities and travel and entertainment costs, partially offset by higher legal expenses. For the six month period of fiscal 2010, S,G&A was 6.9% of net revenues versus 9.5% of net revenues in the six month period of fiscal 2009. In absolute terms, S,G&A for the six month period of fiscal 2010 was $7.4 million, a $1.8 million, or 19.8% decrease from the six month period of fiscal 2009 level of $9.3 million. The decrease in S,G&A in absolute terms between the six month period of fiscal 2010 and the six month period of fiscal 2009 was primarily due to lower compensation, marketing, facilities and travel and entertainment costs, partially offset by higher legal expenses.
Interest Income, net — Interest income, net, was $12,000 in the second quarter of fiscal 2010 as compared to $63,000 in the second quarter of fiscal 2009. For the six month period of fiscal 2010, interest income, net was $22,000 as compared to $206,000 in the six month period of fiscal 2009. Both periodic decreases were due to lower interest rates and lower invested assets.
Realized/unrealized holding gains on trading securities — Realized/unrealized holding gains on trading securities were $0 in the second quarter and six month period of fiscal 2010 as compared to $249,000 and $511,000 in the second quarter and six month period of fiscal 2009, respectively. The gains in fiscal 2009’s second quarter and six month period were related to the revaluation of the Company’s auction rate securities, which were unchanged in value during fiscal 2010’s second quarter and six month period. See note 10 — “Marketable Securities”.
Provision for Income Taxes — Provision for income taxes was $144,000 in fiscal 2010’s second quarter as compared to $422,000 in fiscal 2009’s second quarter. The provision for income taxes was $349,000 for the six month period of fiscal 2010 as compared to $1.4 million for the six month period of fiscal 2009. The reduction in the Company’s provision for income taxes in fiscal 2010’s and fiscal 2009’s second quarters and six month periods is due to the reduction in the Company’s profits earned in the United States during those periods.
Net Income (loss) from continuing operations — As a result of the foregoing factors, the Company realized net income from continuing operations of $3.2 million in the second quarter of fiscal 2010 as compared to $151,000 in the second quarter of fiscal 2009., and $4.4 million of net income from continuing operations in the six month period of fiscal 2010 versus a net loss from continuing operations of $61,000 in the six month period of fiscal 2009.

Liquidity and Capital Resources
General
     As of September 30, 2009, the Company had cash and cash equivalents of approximately $29.0 million, compared to approximately $6.4 million at September 30, 2008. Working capital increased to $47.9 million at September 30, 2009 as compared to $47.8 million at September 30, 2008. The increase in cash and cash equivalents of approximately $22.6 million was primarily due to reduced inventory and accounts receivable levels.
     Cash flow provided by operating activities from continuing operations was approximately $8.2 million for the six months ended September 30, 2009, resulting primarily from the net income, decrease in restricted cash, increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable and inventory.
     Net cash used by investing activities from continuing operations was $1.7 million for the six months ended September 30, 2009 and resulted from the purchase during the quarter of the Olevia® trademark and additions to property, plant and equipment.
     Net cash used by financing activities from continuing operations was $33,000 for the six months ended September 30, 2009, resulting from repayments of borrowings under the Company’s long-term credit facility.
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
     At September 30, 2009, there were approximately $4.6 million of letters of credit outstanding under this facility. There were no borrowings outstanding at September 30, 2009 under this facility, and at September 30, 2009, the Company was in compliance with the covenants on its credit facilities.
     At September 30, 2009 the Company had $2,000 on deposit with Wachovia, to secure on a dollar for dollar basis, additional letter of credit availability. As such, this amount has been classified on the balance sheet as restricted cash.
     Short-Term Liquidity. Liquidity is impacted by seasonality in that the Company generally records the majority of its annual sales in the quarters ending September and December. This requires the Company to maintain higher inventory levels during the quarters ending June and September, therefore increasing the working capital needs during these periods. Additionally, the Company receives the largest percentage of product returns in the quarter ending March. The higher level of returns during this period adversely impacts collection activity, and therefore liquidity. In the three and six months ended September 30, 2009, products representing approximately 40.9% and 43.0%, respectively, of net product sales were imported directly to the Company’s customers. This contributes significantly to the Company’s liquidity in that this inventory does not need to be financed.
The Company’s principal existing sources of cash are cash generated from operations and borrowings available under its revolving credit facilities. As of September 30, 2009, the Company had $15.1 million of borrowing capacity available under its $45.0 million revolving credit facilities. The Company believes that its existing sources of cash, including cash flows generated from operations, will be sufficient to support existing operations over the next 12 months; however, management may decide to raise additional financing, which may include the issuance of equity securities, or the incurrence of additional debt, in connection with existing operations or if the Company elects to pursue acquisitions.
Recently Issued Accounting Pronouncements
     In May 2009, the FASB issued SFAS No. 165 Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 in the quarter ended June 30, 2009 and has evaluated subsequent events through November 13, 2009, the date the financial statements were issued.
     In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-than-temporary impairments,” which was subsequently incorporated into ASC topic 320, “Investments — Debt and Equity Securities.” The purpose of this ASC was to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to communicate more effectively when an other-than-temporary impairment event has occurred. This ASC amends the other-than-temporary impairment guidance in GAAP for debt securities and improves the presentation and disclosure of other-than-temporary impairment on investment securities and changes the calculation of the other-than-temporary impairment recognized in earnings in the financial statements. This ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.
     For debt securities, ASC topic 320 requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.
     In instances in which a determination is made that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), ASC topic 320 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.
     In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive loss and will be amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional other-than-temporary impairment losses recognized). The total other-than-temporary impairment is presented in the income statement with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive loss. Previously, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made. The new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.
     ASC topic 320 is effective and is to be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009. When adopting ASC topic 320, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive loss if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the anticipated recovery of its amortized cost basis.
     The Company adopted FASB Staff Position 115-2 (FSP 115-2) — Recognition and Presentation of Other-than-Temporary Impairments — on April 1, 2009. The adoption of FSP 115-2 did not have a material impact on the Company’s results of operation or financial condition for the three or six months ended September 30, 2009.
     In June 2009, the FASB issued FAS No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. This codification is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted the provisions of FAS No. 168 effective June 28, 2009. The adoption of this statement did not have an effect on our financial position or results of operations.
Inflation, Foreign Currency, and Interest Rates
     Neither inflation nor currency fluctuations had a significant effect on the Company’s results of operations during the second quarter of fiscal 2010. The Company’s exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders. The Company purchases virtually all of its products from manufacturers located in China.

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
     As a result of the material weaknesses in internal controls over financial reporting as previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2009, the Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2009, are not effective to reasonably ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to ensure that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

EMERSON RADIO CORP. (Registrant)
Date: November 11, 2009	/s/ Adrian Ma
Adrian Ma
Chief Executive Officer (Principal Executive Officer)

Date: November 11, 2009	/s/ Greenfield Pitts
Greenfield Pitts
Chief Financial Officer (Principal Financial and Accounting Officer)