Form 10-Q
period 2009-12-31
EMERSON RADIO CORP
filed 2010-02-11
CIK 32621

VERSION C
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-07731
EMERSON RADIO CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	22-3285224

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Oxford Drive, Moonachie, New Jersey	07074

(Address of principal executive offices)	(Zip code)
(973) 428-2000

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of common stock as of February 11, 2010: 27,129,832.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except earnings per share data)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2009	2008	2009	2008

Net revenues
Net revenues	$48,038	$60,068	$155,411	$157,424
Net revenues-related party	—	—	—	15

	48,038	60,068	155,411	157,439

Costs and expenses:
Cost of sales	39,298	55,612	132,602	140,434
Other operating costs and expenses	708	2,058	2,563	4,769
Selling, general and administrative expenses	3,397	4,519	10,829	13,781

	43,403	62,189	145,994	158,984

Operating income (loss)	4,635	(2,121)	9,417	(1,545)
Interest (expense) income, net	(1)	21	21	227
Unrealized holding (losses) on trading securities	—	(410)	—	(431)
Realized gains on trading securities	—	91	—	623

Income (loss) from continuing operations before income taxes	4,634	(2,419)	9,438	(1,126)
Provision (benefit) for income taxes	1,221	(506)	1,643	848
Income (loss) from continuing operations	3,413	(1,913)	7,795	(1,974)

Loss from discontinued operations, net of tax benefit	—	176	55	357

Net income (loss)	$3,413	$(2,089)	$7,740	$(2,331)

Basic net income (loss) per share:
Continuing operations	$.13	$(.07)	$.29	$(.07)
Discontinued operations	—	(.01)	—	(.02)

	$.13	$(.08)	$.29	$(.09)

Diluted net income (loss) per share:
Continuing operations	$.13	$(.07)	$.29	$(.07)
Discontinued operations	—	(.01)	—	(.02)

	$.13	$(.08)	$.29	$(.09)

Weighted average shares outstanding:
Basic	27,130	27,130	27,130	27,130
Diluted	27,133	27,130	27,131	27,130
The accompanying notes are an integral part of the interim
consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2009	March 31, 2009 (A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,843	$22,518
Restricted cash	3	3,025
Accounts receivable, net	14,838	15,970
Other receivables	1,263	1,587
Due from affiliates	52	78
Inventory, net	16,748	20,691
Prepaid expenses and other current assets	2,738	2,190
Deferred tax assets	3,936	4,872

Total current assets	78,421	70,931
Property, plant and equipment, net	3,585	1,139
Trademarks and other intangible assets, net	1,683	255
Due from affiliates	185	114
Investments in marketable securities	6,031	6,031
Deferred tax assets	6,715	7,102
Other assets	235	472

Total assets	$96,855	$86,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:

Short-term borrowings	$5,655	5,733
Current maturities of long-term borrowings	56	85
Accounts payable and other current liabilities	21,899	18,929
Due to affiliates	25	66
Accrued sales returns	1,313	1,130
Income taxes payable	159	155

Total current liabilities	29,107	26,098
Long-term borrowings	35	59
Deferred tax liabilities	103	87

Shareholders’ equity:
Preferred shares —10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued, and 27,129,832 shares outstanding	529	529
Capital in excess of par value	117,255	117,243
Accumulated other comprehensive losses	(82)	(82)
Accumulated deficit	(29,178)	(36,976)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	67,610	59,800

Total liabilities and shareholders’ equity	$96,855	$86,044

(A)	Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the Securities and Exchange Commission in July 2009 and amended in July 2009.
The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31
	2009	2008
Cash flows from operating activities:
Income (loss) from continuing operations	$7,795	$(1,974)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	644	585
Non cash compensation	12	(6)
Deferred tax expense	1,339	573
Asset allowances, reserves and other	(2,687)	(616)
Gains on sales of investments	—	(623)
Unrealized holding gains on trading securities	—	431
Changes in assets and liabilities:
Restricted cash	3,022	(96)
Foreign exchange foreign contracts	—	134
Accounts receivable	1,699	350
Other receivables	324	982
Due from affiliates	(45)	610
Inventories	6,249	(4,445)
Prepaid expenses and other current assets	(548)	(523)
Other assets	107	69
Accounts payable and other current liabilities	2,970	(4,040)
Due to affiliates	(41)	208
Interest and income taxes payable	4	(18)

Operating activities of continuing operations	20,844	(8,399)
Operating activities of discontinued operations	—	(555)

Net cash provided (used) by operating activities	20,844	(8,954)

Cash flows from investing activities:
Proceeds from partial calls on securities	—	5,050
Purchase of trademark	(1,516)	—
Additions to property and equipment	(2,872)	(328)

Investing activities of continuing operations	(4,388)	4,722
Investing activities of discontinued operations	—	92

Net cash (used) provided by investing activities	(4,388)	4,814

Cash flows from financing activities:
Short-term borrowings	—	5,589

Repayments of short-term borrowings	(107)	—
Borrowings under long-term credit facility	94,141	112,636
Repayments of borrowings under long-term credit facility	(94,165)	(112,697)

Net cash (used) provided by financing activities	(131)	5,528

Net increase in cash and cash equivalents	16,325	1,388
Cash and cash equivalents at beginning of period	22,518	14,283

Cash and cash equivalents at end of period	$38,843	$15,671

Cash paid during the period for:

Interest	$89	$115
Income taxes	$17	$64
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
     The unaudited interim consolidated financial statements as of December 31, 2009 and the results of operations for the three and nine month periods ended December 31, 2009 and December 31, 2008 have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2009 (“fiscal 2009”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2009.
     The financial position and results of operations of the Company’s former joint venture interest in Advanced Sound and Image, LLC for the three and nine month periods ended December 31, 2009 and December 31, 2008 have been presented as discontinued operations. See Note 11 “Discontinued Operations”.
     The results of operations for the three and nine month periods ended December 31, 2009 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2010 (“fiscal 2010”).
     Certain reclassifications were made to conform the prior year’s financial statements to the current presentation and to segregate the activities associated with the Company’s discontinued operations.
     Unless otherwise disclosed in the notes to these financial statements, the estimated fair value of the financial assets and liabilities approximates the carrying value.
     Subsequent events have been evaluated through February 11, 2010.
Stock- Based Compensation
The Company measures compensation cost for stock-based compensation arrangements based on grant date fair value. The computed fair value is expensed ratably over the requisite vesting period as required by the Stock Compensation Topic of the FASB Accounting Standards Codification. The Company has recorded compensation costs of $3,000 and $12,000 for the three and nine month periods ended December 31, 2009, respectively. For the three and nine month periods ended December 31, 2008, the Company recorded recoveries of $42,000 and $6,000, respectively.
Sales Allowance and Marketing Support Expenses
Sales allowances, marketing support programs, promotions and other volume-based incentives which are provided to retailers and distributors are accounted for on an accrual basis as a reduction to net revenues in the period in which the related sales are recognized in accordance with ASC topic 605, “Revenue Recognition.”, subtopic 50 “Customer Payments and Incentives” and Securities and Exchange Commission Staff Accounting Bulletins 101 “Revenue Recognition in Financial Statements,” and 104 “Revenue Recognition, corrected copy” (“SAB’s 101 and 104”).
At the time of sale, the Company reduces recognized gross revenue by allowances to cover, in addition to estimated sales returns as required by ASC topic 605, “Revenue Recognition.”, subtopic 15 “Products”, (i) sales incentives offered to customers that meet the criteria for accrual under ASC topic 605, subtopic 50 and (ii) under SAB’s 101 and 104, an estimated amount to recognize additional non-offered deductions it anticipates and can reasonably estimate will be taken by customers which it does not expect to recover. Accruals for the estimated amount of future non-offered deductions are required to be made as contra-revenue items because that percentage of shipped revenue fails to meet the collectability criteria within SAB 104’s and 101’s four revenue recognition criteria, all of which are required to be met in order to recognize revenue.
If additional marketing support programs, promotions and other volume-based incentives are required to promote the Company’s products subsequent to the initial sale, then additional reserves may be required and are accrued for when such support is offered.
NOTE 2 — COMPREHENSIVE INCOME
     Comprehensive income for the three and nine month periods ended December 31, 2009 and December 31, 2008 is as follows (in thousands):

	Three months ended		Nine months ended
	December 31		December 31
	2009	2008	2009	2008
Net income (loss)	$3,413	$(2,089)	$7,740	$(2,331)
Unrealized holding losses arising during period	—	410	—	431
Less: reclassification adjustment for losses included in net income	—	(410)	—	(431)

Comprehensive income (loss)	$3,413	$(2,089)	$7,740	$(2,331)

NOTE 3 — NET EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	December 31		December 31
	2009	2008	2009	2008

Numerator:
Net income (loss) from continuing operations for basic and diluted earnings per share	$3,413	$(1,913)	$7,795	$(1,974)

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130	27,130	27,130
Effect of dilutive securities on denominator:
Options and warrants	3	—	1	—

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,133	27,130	27,131	27,130

Basic and diluted earnings (loss) from continuing operations per share	$0.13	$(0.07)	$0.29	$(0.07)

NOTE 4 — SHAREHOLDERS’ EQUITY
     Outstanding capital stock at December 31, 2009 consisted of common stock and Series A convertible preferred stock. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.
     At December 31, 2009, Emerson had approximately 132,000 options outstanding with exercise prices ranging from $1.00 to $3.23.
     In September 2003, the Company publicly announced the Emerson Radio Corp. common stock repurchase program. The program provides for share repurchase of up to 2,000,000 shares of Emerson’s outstanding common stock. No shares were repurchased in the nine months ended December 31, 2009 and December 31, 2008. As of December 31, 2009, 732,377 shares remain available for repurchase under the program established in September 2003. Repurchases of the Company’s shares are subject to certain conditions under Emerson’s banking facility.
NOTE 5 — INVENTORY
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of December 31, 2009 and March 31, 2009, inventories consisted of the following (in thousands):

	December 31, 2009	March 31, 2009
	(Unaudited)
Finished goods	$17,957	$24,205
Less inventory allowances	(1,209)	(3,514)

Net inventory	$16,748	$20,691

NOTE 6 — PROPERTY, PLANT, AND EQUIPMENT:
     As of December 31, 2009 and March 31, 2009, property, plant, and equipment from continuing operations is comprised of the following (in thousands):

	December 31, 2009	March 31, 2009
	(Unaudited)
Computer equipment & software	2,983	2,930
Furniture and fixtures	1,871	1,783
Machinery and equipment	903	737
Leasehold improvements	417	672
Building	1,929	—
Land	641	—

	8,744	6,122
Less accumulated depreciation and amortization	(5,159)	(4,983)

	$3,585	$1,139

NOTE 7 — INCOME TAXES
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
     As of April 1, 2007, the Company had $119,000 of unrecognized tax benefits related to state taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized.
     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statement of Operations. Accrued interest and penalties were $49,000 as of December 31, 2009 and are recognized in the balance sheet.
     The Company’s effective tax rate differs from the federal statutory rate primarily due to expenses that are not deductible for federal income tax purposes, foreign tax rates and state income taxes.
     The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of December 31, 2009:

Jurisdiction	Open tax years
U.S. federal	2006-2009
States	2006-2009
     Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.
NOTE 8 — RELATED PARTY TRANSACTIONS
     From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited and its subsidiaries (“Grande”). Set forth below is a summary of such transactions.
Majority Shareholder
     Grande’s Ownership Interest in Emerson. At December 31, 2009 and March 31, 2009, approximately 57.6% of the Company’s outstanding common stock was owned by direct or indirect subsidiaries of Grande.
Related Party Transactions
     Product Sourcing Transactions. Between August 2006 and September 2008, Emerson provided assistance with acquiring certain products for sale to Sansui Sales PTE Ltd (“Sansui Sales”) and Akai Sales PTE Ltd (“Akai Sales”), both of which are subsidiaries of Grande. Emerson issued purchase orders to third-party suppliers who manufactured these products, and Emerson issued sales invoices to Sansui Sales’ and Akai Sales’ at gross amounts for these products. Financing was provided by Sansui Sales’ and Akai Sales’ customers in the form of transfer letters of credit to the suppliers, and goods were shipped directly from the suppliers to Sansui Sales’ and Akai Sales’ customers. Emerson recorded no income for providing this service in the three month and nine month periods ended December 31, 2009, and $0 and $15,000, respectively, for providing this service in the three and nine month periods ended December 31, 2008. Sansui Sales and Akai Sales collectively owed Emerson $0 and $7,600 at December 31, 2009 and March 31, 2009, respectively, related to this activity.
     Sales of goods. In addition to the product sourcing transactions described in the preceding paragraph, Emerson has also purchased products on behalf of Sansui Sales and Akai Sales from third-party suppliers and sold these goods to Sansui Sales and Akai Sales. These transactions, the latest of which occurred in February 2008, were similar to the transactions described in the preceding paragraph; however, instead of utilizing transfer letters of credit provided by Sansui Sales’ and Akai Sales’ customers, Emerson utilized its own cash to pay Sansui Sales’ and Akai Sales’ suppliers. Emerson invoiced Sansui Sales and Akai Sales an amount that was marked up between two and three percent from the cost of the product. Emerson and Akai Sales reached agreement in September 2009 related to certain defective products that Emerson had procured and sold to Akai Sales under this arrangement during the third quarter of fiscal 2007 under which Emerson agreed to accept a net charge of approximately $59,000 — approximately $101,000 from

Akai Sales, upon which Emerson originally recognized approximately $4,000 of gross profit in the third quarter of fiscal 2007, offset by a credit from the factory from which Emerson procured the product of approximately $42,000. In September 2009, Emerson netted amounts owed to it from Akai Sales against this liability and settled this liability in full with Akai Sales during September 2009. Sansui Sales and Akai Sales collectively owe Emerson $0 at December 31, 2009 related to this activity. Emerson had no outstanding liabilities with suppliers of product invoiced to Sansui Sales and Akai Sales at December 31, 2009 or March 31, 2009.
     Leases and Other Real Estate Transactions. Effective January 1, 2009, Emerson entered into an amended lease agreement with Grande pursuant to which the space rented from Grande was increased from 18,476 square feet to 19,484 square feet. This amended agreement by its terms expired on December 31, 2009, and is currently being renegotiated as of February 12, 2010. Effective June 1, 2009, Emerson entered into another lease agreement with Grande, which expires May 31, 2010, pursuant to which additional space was rented from Grande totaling 17,056 square feet for Emerson’s use to refurbish certain returned products. In connection with this new space rental, during June 2009, Emerson paid a security deposit of approximately $71,400 to Grande. Rent expense and related service charges with Grande totaled approximately $191,000 and $109,000 for the three months ended December 31, 2009 and December 31, 2008, respectively, and approximately $529,000 and $353,000 for the nine months ended December 31, 2009 and December 31, 2008, respectively. Emerson owed Grande $0 and approximately $41,600, respectively, related to this activity at December 31, 2009 and March 31, 2009. Emerson had prepaid approximately $52,000 to Grande as of December 31, 2009, related to the month of January 2010. A security deposit of $153,000 and $81,900 on the leased property described in this paragraph was held by Grande as of December 31, 2009 and March 31, 2009, respectively.
     In December 2008, Emerson signed a lease agreement with Akai Electric (China) Ltd., a subsidiary of Grande, concerning the rental of office space, office equipment, and lab equipment for Emerson’s quality assurance personnel in Zhong Shan, China. The lease term began in July 2007 and ended by its terms in June 2009, at which time the agreement renews automatically unless canceled by either party. The agreement has not been canceled by either party, and therefore remains in full force and effect as of December 31, 2009. Rent charges with Akai Electric (China) Ltd. totaled approximately $28,000 and $81,000 for the three and nine month periods ended December 31, 2009, respectively. Emerson owed Akai Electric (China) Ltd. $0 related to the agreement at both December 31, 2009 and March 31, 2009. A security deposit of $31,600 on the leased property was held by Akai Electric (China) Ltd. as of both December 31, 2009 and March 31, 2009.
     During fiscal 2009, Grande paid Emerson’s quality assurance personnel in Renminbi in China on Emerson’s behalf for which Emerson subsequently paid a reimbursement to Grande. Payroll and travel expenses, including utilization of Grande employees as well as payroll and travel expenses paid on Emerson’s behalf and reimbursed to Grande, related to this activity, were $8,000 for the three months ended December 31, 2008, and $127,000 for the nine months ended December 31, 2008. Emerson owed Grande $0 for these activities at both December 31, 2009 and March 31, 2009.
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
     In June 2008, Capetronic repaid the $546,000 advance it received from Emerson in July 2007.
     In August 2008, Capetronic requested that Emerson reimburse it for the cost it had incurred to purchase the production materials required to produce the musical instruments. After a review of the facts, the material purchased orders, the physical material at the Capetronic premises, and deducting an agreed upon scrap value for the material, Emerson decided to honor the request and paid $313,000 to Capetronic on September 30, 2008. These materials are the property of Capetronic. Furthermore, Capetronic is currently in physical possession of Emerson’s molds originally required to produce the musical instruments, which Emerson wrote off in fiscal 2008.
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
     Between August and December 2007, Emerson paid invoices and incurred charges for goods and services relating to the 2007 HKEF of $153,069. Portions of these charges, totaling $87,353, have been allocated and invoiced to affiliates of Grande in proportion to their respective share of space occupied and services rendered during the 2007 HKEF as follows: Nakamichi Corporation Ltd. $17,143, Akai Sales PTE Ltd $44,495 and Sansui Sales PTE Ltd. $25,715. All amounts so invoiced have been repaid in full to Emerson as of September 30, 2009.
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
     In September 2008, Akai Sales invoiced Emerson for travel expenses and courier fees which Akai Sales paid on Emerson’s behalf. As of March 31, 2009 and December 31, 2009 Emerson owed Akai Sales $0 as a result of this invoice.
     During the three and nine months ended December 31, 2009, Emerson paid Innovative Capital Limited, a subsidiary of Grande, consulting fees of $0 and $125,000, respectively for services rendered to Emerson during the first six months of fiscal 2010 by personnel of Grande. This consulting arrangement ended on September 30, 2009. Emerson owed $0 to Innovative Capital Limited at December 31, 2009 related to this arrangement.
     During the three and nine months ended December 31, 2009, Akai Sales invoiced Emerson approximately $5,000 and $21,000, respectively, for travel expenses which Akai Sales paid on Emerson’s behalf. As of December 31, 2009 Emerson owed Akai Sales $25,000 as a result of these invoices.
     During September 2009, Nakamichi Corporation Ltd. invoiced Emerson approximately $1,000 for audio samples. As of December 31, 2009, Emerson owed Nakamichi Corporation Ltd. $0 as a result of this invoice.
NOTE 9 — BORROWINGS
Short-term Borrowings
     At both December 31, 2009 and March 31, 2009, there were $5.7 million of short-term borrowings outstanding under a credit line maintained with Morgan Stanley Smith Barney LLC. This facility is backed by the Company’s auction rate securities, bears interest at the Fed Open Market Rate plus 1.10%, and these borrowings have no net carrying cost.
Long-term Borrowings
     As of December 31, 2009 and March 31, 2009, borrowings under long-term facilities consisted of the following (in thousands):

	December 31,
	2009	March 31, 2009
	(Unaudited)
Capitalized lease obligations and other	91	144
Less current maturities	(56)	(85)

Long term debt and notes payable	$35	$59

          Credit Facility — Emerson Credit Facility — On December 23, 2005, the Company entered into a $45.0 million Revolving Credit Agreement with Wachovia Bank, which expires on December 23, 2010. This credit facility provides for revolving loans subject to individual maximums which, in the aggregate, are not to exceed the lesser of $45.0 million or a “Borrowing Base” as defined in the loan agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime plus 1.00% to 1.50% or, at the Company’s election, the London Interbank Offered Rate (“LIBOR”) plus 2.50% to 3.00% depending on excess availability. Pursuant to the loan agreement, the Company is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender’s prior consent and is subject to certain leverage financial covenants. Borrowings under the loan agreement are secured by substantially all of the Company’s tangible assets.
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
          At December 31, 2009, there were no borrowings outstanding under the facility.

NOTE 10 — LEGAL PROCEEDINGS
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
NOTE 11 — MARKETABLE SECURITIES:
As of both December 31, 2009 and March 31, 2009, the Company had $8.1 million face value (net book value of $6.0 million) invested in trading securities, consisting entirely of student loan auction rate securities (“SLARS”). These securities have long-term nominal maturities for which interest rates are reset through a Dutch auction process at pre-determined calendar intervals; a process which, prior to February 2008, had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, these SLARS have had multiple failed auctions. As a result, the Company concluded at March 31, 2008, that these securities had experienced an other-than-temporary decline in fair value. These SLARS have AAA/Aaa and AAA/Baa3 credit ratings as of December 31, 2009, and have been classified as long-term investments in the Company’s Consolidated Balance Sheet as a consequence of their uncertain liquidity. Based on the Company’s internal valuation, it believes that the market value of the SLARS has not deteriorated between March 31, 2009 and December 31, 2009 and has therefore not recorded any realized or unrealized gains or losses on these securities in the three or nine month periods ended December 31, 2009.
          ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.
          Under ASC Topic 820, financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:
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
     In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s securities available for sale that are required to be measured at fair value as of December 31, 2009:
Fair Value Measurement at Reporting Date Using:

Significant Unobservable Inputs (Level 3)	December 31, 2009
(in thousands)

Investments in marketable securities (classified as trading securities)	$6,031

Investments in marketable securities	$6,031

The following table summarizes the changes in fair value for the Company’s Level 3 assets:

Fair Value
Measurement
of Asset using
Level 3 inputs
(in thousands)
Trading
Securities non-
current
Balance at March 31, 2009	6,031
Total gains (losses) (realized or unrealized):
Realized — included in earnings at December 31, 2009	—

Unrealized — included in earnings at December 31, 2009	—

Redemptions of principal	—

Balance at December 31, 2009	$6,031

NOTE 12 — DISCONTINUED OPERATIONS:
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
     Loss from discontinued operations, net of tax, for the three months ending December 31, 2009 and December 31, 2008, respectively, was $0 and $176,000. Loss from discontinued operations, net of tax, for the nine months ending December 31, 2009 and December 31, 2008, respectively, was $55,000 and $357,000.

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

Results of Operations
     The following table summarizes certain financial information for the three and nine month periods ended December 31, 2009 (fiscal 2010) and December 31, 2008 (fiscal 2009) (in thousands):

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2009	2008	2009	2008

Net revenues	$48,038	$60,068	$155,411	$157,439
Cost of sales	39,298	55,612	132,602	140,434
Other operating costs and expenses	708	2,058	2,563	4,769
Selling, general and administrative expenses	3,397	4,519	10,829	13,781

Operating income (loss)	4,635	(2,121)	9,417	(1,545)
Interest income (expense), net	(1)	21	21	227
Unrealized holding (losses) on trading securities	—	(410)	—	(431)
Realized gains on trading securities	—	91	—	623

Income (loss) from continuing operations before income taxes	4,634	(2,419)	9,438	(1,126)
Provision (benefit) for income taxes	1,221	(506)	1,643	848

Net income (loss) from continuing operations	$3,413	$(1,913)	$7,795	$(1,974)

Net Revenues — Net revenues for the third quarter of fiscal 2010 were $48.0 million as compared to $60.1 million for the third quarter of fiscal 2009, a decrease of $12.1 million or 20.1%. For the nine month period of fiscal 2010, net revenues were $155.4 million as compared to $157.4 million for the nine month period of fiscal 2009, a decrease of $2.0 million or 1.2%. Net revenues may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net revenues and operating income by $0.3 million and $0.1 million in the third quarter of fiscal 2010 and fiscal 2009, respectively, and $1.0 million and $1.2 million for the nine month period of fiscal 2010 and fiscal 2009, respectively.
Net revenues are comprised of Emerson(R) branded product sales, themed product sales and licensing revenues. Emerson(R) branded product sales are earned from the sale of products bearing the Emerson(R) or HH Scott(R) brand name; themed product sales represent products sold bearing a certain theme or character; and licensing revenues are derived from licensing the Emerson(R) and HH Scott(R) brand names to licensees for a fee. The major elements which contributed to the overall decrease in net revenues were as follows:
i)	Home appliances product sales decreased $3.9 million, or 9.3%, to $38.2 million in the third quarter of fiscal 2010 as compared to $42.1 million in the third quarter of fiscal 2009 on decreases in microwave ovens, wine coolers and coffee makers, partially offset by increases in small refrigerators and toaster ovens. For the nine month period of fiscal 2010, home appliances product sales were $127.0 million, an increase of $15.0 million, or 13.3%, from $112.1 million in the nine month period of fiscal 2009, on increases in all product categories except for wine coolers. Home appliance product sales consist of microwave ovens, small refrigerators, toaster ovens, wine coolers and coffee makers;

ii)	Emerson(R) branded products sales, excluding home appliances products, were $6.5 million in the third quarter of fiscal 2010 as compared to $12.5 million in the third quarter of fiscal 2009, a decrease of approximately $6.0 million, or 48.0%. For the nine month period of fiscal 2010, Emerson® branded products sales, excluding home appliances products, were $20.1 million, a decrease of $11.7 million, or 36.8% from $31.8 million in the nine month period of fiscal 2009, primarily resulting from decreased sales volumes across the Company’s entire audio category;

iii)	Themed product sales were $1.3 million in the third quarter of fiscal 2010 compared to $3.9 million in the third quarter of fiscal 2009, a decrease of $2.6 million, or 67.7%. For the nine month period of fiscal 2010, themed product sales were $3.4 million, a decrease of $5.0 million, or 59.7%, from $8.3 million in the nine month period of fiscal 2009. The decrease in both periods results from the winding down of the Company’s licensing arrangement with Mattel® to distribute themed products bearing the Barbie®, Hot Wheels® and Funkey® brand names. The licensing arrangement with Mattel terminated on December 31, 2009;

iv)	Licensing revenues increased approximately $0.4 million, or 27.6%, to $2.0 million in the third quarter of fiscal 2010 as compared to $1.6 million in the third quarter of fiscal 2009 due primarily to higher sales volumes in the quarter of licensed video products. For the nine month period of fiscal 2010, licensing revenues decreased approximately $0.3 million, or 5.9%, to $4.9 million as compared to $5.2 million for the nine month period of fiscal 2009 due primarily to lower sales volumes in the nine month period of licensed video products.

Cost of Sales — In absolute terms, cost of sales decreased $16.3 million, or 29.3%, to $39.3 million in the third quarter of fiscal 2010 as compared to $55.6 million in the third quarter of fiscal 2009. In absolute terms, cost of sales decreased $7.8 million, or 5.6%, to $132.6 million in the nine month period of fiscal 2010 as compared to $140.4 million in the nine month period of fiscal 2009. Cost of sales, as a percentage of net revenues, was 81.8% and 92.6% in the third quarters of fiscal 2010 and fiscal 2009, respectively, and 85.3% and 89.2% in the nine month periods of fiscal 2010 and fiscal 2009, respectively. Cost of sales as a percentage of sales revenues less license revenues was 85.4% in the third quarter of fiscal 2010 as compared to 95.1% in the third quarter of fiscal 2009. Cost of sales as a percentage of sales revenues less license revenues was 88.1% in the nine month period of fiscal 2010 as compared to 92.3% in the nine month period of fiscal 2009. The decrease in cost of sales in absolute terms for the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 was primarily related to the decrease in net sales volume, lower inventory reserve requirements, lower costs of personnel in Asia involved with product sourcing and quality assurance activities, and lower inventory write-downs. The decrease in cost of sales in absolute terms for the nine month period of fiscal 2010 as compared to the nine month period of fiscal 2009 resulted from the decrease in net sales volume, lower costs of personnel in Asia involved with product sourcing and quality assurance activities, and lower inventory reserve requirements, partially offset by higher purchasing brokerage costs.
Gross Profit Margins — Gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the categories of the markets in which the Company competes. The Company’s products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive.
Other Operating Costs and Expenses — As a percentage of net revenues, other operating costs and expenses were 1.5% in the third quarter of fiscal 2010 versus 3.4% in the third quarter of fiscal 2009. In absolute terms, other operating costs and expenses decreased $1.4 million, or 65.6%, to $0.7 million for the third quarter of fiscal 2010 as compared to $2.1 million in the third quarter of fiscal 2009 as a result of decreased returns processing, warranty and service costs. For the nine month period of fiscal 2010, other operating costs were 1.6% as a percentage of net revenues versus 3.0% for the nine month period of fiscal 2009. In absolute terms, other operating costs and expenses decreased $2.2 million, or 46.3%, to $2.6 million for the nine month period of fiscal 2010 as compared to $4.8 million in the nine month period of fiscal 2009, as a result of decreased returns processing, warranty and service costs.
Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 7.1% in the third quarter of fiscal 2010 as compared to 7.5% in the third quarter of fiscal 2009. S,G&A, in absolute terms, decreased $1.1 million, or 24.8%, to $3.4 million for the third quarter of fiscal 2010 as compared to $4.5 million for the third quarter of fiscal 2009. The decrease in S,G&A in absolute terms between the third quarter of fiscal 2010 and third quarter of fiscal 2009 was primarily due to lower compensation, marketing, and travel and entertainment costs, partially offset by higher legal expenses. For the nine month period of fiscal 2010, S,G&A was 7.0% of net revenues versus 8.8% of net revenues in the nine month period of fiscal 2009. In absolute terms, S,G&A for the nine month period of fiscal 2010 was $10.8 million, a $3.0 million, or 21.4% decrease from the nine month period of fiscal 2009 level of $13.8 million. The decrease in S,G&A in absolute terms between the nine month period of fiscal 2010 and the nine month period of fiscal 2009 was primarily due to lower compensation, marketing, and travel and entertainment costs, partially offset by higher legal expenses.
Interest Income (Expense), net — Interest expense, net, was $1,000 in the third quarter of fiscal 2010 as compared to $21,000 of interest income in the third quarter of fiscal 2009. For the nine month period of fiscal 2010, interest income, net was $21,000 as compared to $227,000 of interest income in the nine month period of fiscal 2009. The period-over-period change to net interest expense in fiscal 2010’s third quarter and period-over-period reduction in interest income in fiscal 2010’s nine month period is due to interest expense incurred on cash borrowed from Smith Barney by the Company against its auction rate securities beginning in August 2008, as well as lower period-over-period interest income due to lower yields on invested cash.
Realized/Unrealized Holding Gains (Losses) on trading securities — Realized/unrealized holding losses on trading securities were $0 in the third quarter and nine month period of fiscal 2010 as compared to $410,000 and $431,000 in the third quarter and nine month period of fiscal 2009, respectively. The unrealized losses in fiscal 2009’s third quarter and nine month period were related to the revaluation of the Company’s auction rate securities, which were unchanged in value during fiscal 2010’s third quarter and nine month period. See note 11 — “Marketable Securities”.
Provision (benefit) for Income Taxes — Provision for income taxes was $1.2 million in fiscal 2010’s third quarter as compared to a benefit of $506,000 in fiscal 2009’s third quarter. The provision for income taxes was $1.6 million for the nine month period of fiscal 2010 as compared to $848,000 for the nine month period of fiscal 2009. The Company’s provision for income taxes in fiscal 2010’s third quarter and nine month period is due primarily to the reduction in deferred tax assets associated with the Company’s profits earned in the United States during those periods.
Net Income (loss) from continuing operations — As a result of the foregoing factors, the Company realized net income from continuing operations of $3.4 million in the third quarter of fiscal 2010 as compared to a loss of $1.9 million in the third quarter of fiscal 2009, and $7.8 million of net income from continuing operations in the nine month period of fiscal 2010 versus a net loss from continuing operations of $2.0 million in the nine month period of fiscal 2009.

Liquidity and Capital Resources
General
     As of December 31, 2009, the Company had cash and cash equivalents of approximately $38.8 million, compared to approximately $15.7 million at December 31, 2008. Working capital increased to $49.3 million at December 31, 2009 as compared to $46.8 million at December 31, 2008. The increase in cash and cash equivalents of approximately $23.1 million was primarily due to net income generated, reduced inventory and accounts receivable levels, and increased accounts payable and accrued liabilities partly offset by capital expenditures on property, plant and equipment and intangible assets.
     Cash flow provided by operating activities from continuing operations was approximately $20.8 million for the nine months ended December 31, 2009, resulting primarily from the net income, decrease in inventory, decrease in restricted cash, increase in accounts payable and accrued liabilities, and decrease in accounts receivable.
     Net cash used by investing activities from continuing operations was $4.4 million for the nine months ended December 31, 2009 and resulted primarily from the purchase during the period of the U.S. headquarters building and the Olevia® trademark.
     Net cash used by financing activities from continuing operations was $131,000 for the nine months ended December 31, 2009, resulting from repayments of short and long-term borrowings.
Wachovia
     On December 23, 2005, the Company entered into a $45.0 million Revolving Credit Agreement with Wachovia Bank, which expires on December 23, 2010. This credit facility provides for revolving loans subject to individual maximums which, in the aggregate, are not to exceed the lesser of $45.0 million or a “Borrowing Base” as defined in the loan agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories and bears interest ranging from Prime plus 1.00% to 1.50% or, at the Company’s election, the London Interbank Offered Rate (“LIBOR”) plus 2.50% to 3.00% depending on excess availability. Pursuant to the loan agreement, the Company is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender’s prior consent and is subject to certain leverage financial covenants. Borrowings under the loan agreement are secured by substantially all of the Company’s tangible assets.
     At December 31, 2009, there were approximately $2.7 million of letters of credit outstanding under this facility. There were no borrowings outstanding at December 31, 2009 under this facility, and at December 31, 2009, the Company was in compliance with the covenants on its credit facilities.
     Short-Term Liquidity. Liquidity is somewhat impacted by seasonality in that the Company generally experiences higher sales in the quarters ending June, September and December, as compared to the quarter ending March. This requires the Company to maintain higher inventory levels during these quarters, therefore increasing the working capital needs during these periods. Additionally, the Company receives the largest percentage of product returns in the quarter ending March. The higher level of returns during this period adversely impacts collection activity, and therefore liquidity. In the three and nine months ended December 31, 2009, products representing approximately 25.3% and 37.2%, respectively, of net product sales were imported directly to the Company’s customers. This contributes significantly to the Company’s liquidity in that this inventory does not need to be financed.
The Company’s principal existing sources of cash are cash generated from operations and borrowings available under its revolving credit facilities. As of December 31, 2009, the Company had $12.2 million of borrowing capacity available under its $45.0 million revolving credit facilities. The Company believes that its existing sources of cash, including cash flows generated from operations, will be sufficient to support existing operations over the next 12 months; however, management may decide to raise additional financing, which may include the issuance of equity securities, or the incurrence of additional debt, in connection with existing operations or if the Company elects to pursue acquisitions.
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
     The Company adopted FASB Staff Position 115-2 (FSP 115-2) — Recognition and Presentation of Other-than-Temporary Impairments — on April 1, 2009. The adoption of FSP 115-2, which was subsequently incorporated into ASC topic 320, “Investments — Debt and Equity Securities,” did not have a material impact on the Company’s results of operation or financial condition for the three or nine months ended December 31, 2009.
     In May 2009, the FASB issued SFAS No. 165 Subsequent Events (SFAS 165), which is effective for interim or annual financial periods ending after June 15, 2009, and which was subsequently incorporated into ASC topic 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS 165 in the quarter ended June 30, 2009 and has evaluated subsequent events through February 11, 2010, the date the financial statements were issued.
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
     In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. The standard does not change how fair values are measured. Accordingly, the standard will not have an impact on the Company.
Inflation, Foreign Currency, and Interest Rates
     Neither inflation nor currency fluctuations had a significant effect on the Company’s results of operations during the third quarter of fiscal 2010. The Company’s exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders. The Company purchases virtually all of its products for resale from manufacturers located in China.

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
     As a result of the material weaknesses in internal controls over financial reporting as previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2009, the Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2009, are not effective to reasonably ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to ensure that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b)	Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There were no material changes to the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2009.
Item 1A. Risk Factors
     There were no material changes in any risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2009.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None

ITEM 3. Defaults Upon Senior Securities.
     (a) None
     (b) None
ITEM 4. Submission of Matters to a Vote of Security Holders.
The Company held its annual meeting on November 10, 2009 (“2009 Annual Meeting”) at which the matters described herein were submitted to a vote of the security holders.
          At the 2009 Annual Meeting, the Company submitted a proposal to elect Christopher Ho, Duncan Hon, Adrian Ma, Mirzan Mahathir, Greenfield Pitts, Kareem E. Sethi, Terence A. Snellings, and Eduard Will to serve as directors until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified. The votes cast for or withheld for each nominee were as follows:

Nominee:	Votes For:	Votes Withheld:
Christopher Ho	21,242,676	4,733,063
Adrian Ma	21,252,397	4,723,342
Greenfield Pitts	21,619,723	4,356,016
Eduard Will	21,259,058	4,716,681
Duncan Hon	21,591,755	4,383,984
Mirzan Mahathir	23,220,732	2,755,007
Kareem E. Sethi	23,249,672	2,726,067
Terence A. Snellings	23,262,403	2,713,336
          At the 2009 Annual Meeting, the Company submitted a proposal to ratify the appointment of MSPC Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”) as the Company’s independent auditors for the year ended March 31, 2010. The votes cast for, against or abstaining from, and the broker non-votes were as follows:

No. of	No. of Shares	No. of	No. of Broker
Voted For:	Voted Against:	Abstentions:	Non-vote:
23,468,316	2,345,518	161,904	0
ITEM 5. Other Information.
     None
ITEM 6. Exhibits.

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON RADIO CORP. (Registrant)
/s/ Adrian Ma
Date: February 11, 2010	Adrian Ma
Chief Executive Officer (Principal Executive Officer)

/s/ Greenfield Pitts
Date: February 11, 2010	Greenfield Pitts
Chief Financial Officer (Principal Financial and Accounting Officer)