Form 10-K
period 2010-03-31
EMERSON RADIO CORP
filed 2010-07-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-07731
EMERSON RADIO CORP.
(Exact name of registrant as specified in its charter)

Delaware	22-3285224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

85 Oxford Drive, Moonachie, NJ (Address of principal executive offices)	07074 (Zip Code)

Registrant’s telephone number, including area code:
(973) 428-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	NYSE Amex

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ YES     ☐ NO.

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

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2009 (computed by reference to the last reported sale price of the Common Stock on the NYSE Amex on such date): $14,682,048.

Number of Common Shares outstanding at July 14, 2010: 27,129,832

DOCUMENTS INCORPORATED BY REFERENCE:

Part of the
Document	Form 10-K

Proxy Statement for 2010 Annual Meeting of Stockholders, or an amendment to this Annual Report on Form 10-K	Part III

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

The Company designs, sources, imports and markets a variety of houseware and consumer electronic products, and licenses its trademarks to others on a worldwide basis for a variety of products.

At March 31, 2010, approximately 56.2% of the Company’s outstanding common stock was owned by direct or indirect subsidiaries of the Grande Holdings Limited, a Bermuda corporation.

For additional disclosures of the Company’s major customers, as well as financial information about geographical areas of our operations, see Item 8 — “Financial Statements and Supplementary Data” and Note 15 “Geographic Information”.

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

General

The Company, directly and through several subsidiaries, designs, sources, imports, markets, sells and licenses to certain licensees a variety of houseware and consumer electronic products, both domestically and internationally, under the Emerson® and HH Scott® brand names. These products include:

•	microwave ovens and other houseware products;

•	audio products and clock radios;

•	video products — televisions, digital video disc players (DVD) and video accessories; and

•	telephones, certain computer accessories, other consumer electronic products and mobile electronics.

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

The Company’s core business consists of selling, distributing, and licensing various low and moderately priced consumer electronic and houseware products in various categories. A substantial portion of the Company’s marketing and sales efforts are concentrated in the United States, although The Company also sells its products in certain other international regions.

Products

The Company’s current product and branded categories consist of the following:

Houseware Products	Audio Products	Other

Microwave ovens	Digital clock radios	Televisions
Compact refrigerators	Portable stereo systems	DVD players
Toaster ovens	iPod compatible devices	Telephones
Wine Coolers	Nostalgia/retro products	Mobile electronics
Coffee makers	Shelf stereo systems

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

The Company has an integrated system to coordinate the purchasing, sales and distribution aspects of its operations. The Company receives orders from its major accounts via electronic data interface, facsimile, telephone or mail. The Company does not have long-term contracts with any of its customers, but rather receives orders on an ongoing basis. Products imported by the Company, generally from factories in Asia, are shipped by ocean and/or inland freight and then stored in the Company’s warehouse facilities for shipment to customers. The Company monitors its inventory levels and goods in transit through the use of an electronic inventory system. When a purchase order under the Domestic Program is received, it is filled from the Company’s inventory and the warehoused product is labeled and prepared for outbound shipment to the customer by common, contract or small package carrier.

Domestic Marketing

In the United States, the Company markets its products primarily through mass merchandisers.

In fiscal 2010 and 2009, Wal-Mart accounted for approximately 53% and 46% of the Company’s net revenues, respectively, and Target accounted for approximately 25% and 27% of the Company’s net revenues, respectively. No other customer accounted for more than 10% of net revenues in either period. The trade accounts receivable balances for Wal-Mart and Target, net of specific reserves, were 68% and 46% as of March 31, 2010, respectively, and 15% and 45% as of March 31, 2009, respectively. Management believes that a loss, or a significant reduction, of sales to Wal-Mart or Target would have a materially adverse effect on the Company’s business and results of operations.

Approximately 38% and 45% of the Company’s net revenues in fiscal 2010 and 2009, respectively, were made through third-party sales representative organizations that receive sales commissions and work in conjunction with the Company’s own sales personnel. With the Company’s permission, third-party sales representative organizations may sell competitive products in addition to the Company’s products. In most instances, either party may terminate a sales representative relationship on 30 days prior notice by the Company and 90 days prior notice by the sales representative organization in accordance with customary industry practice. In fiscal 2010, the Company utilized approximately 20 sales representative organizations, including one through which approximately 25% of its net revenues, including revenues from one of the Company’s two major customers described above, were made in fiscal 2010. In fiscal 2009, the Company utilized approximately 19 sales representative organizations, including one through which approximately 27% of its net revenues, including revenues from one of the Company’s two major customers described above, were made in fiscal 2009. No other sales representatives organization accounted for more than 10% of net revenues in either year The remainder of the Company’s sales is to customers that are serviced by its sales personnel. Although sales and operating results could be negatively impacted, management does not believe that the loss of one or more sales representative organizations would have a material adverse effect on its business and results of operations, as the Company believes that new sales representative organizations could be identified if needed, although that could be a time consuming process.

Foreign Marketing

The Company primarily markets and distributes its products in the United States. Accordingly, foreign sales account for less than 10% of total revenues and are not considered material.

Licensing and Related Activities

Throughout various parts of the world, the Company is party to numerous distribution and outward license agreements with third party licensees that allow the licensees to manufacture and/or sell various products bearing the Company’s trademarks into defined geographic areas. The Company believes that such activities have had and will continue to have a positive impact on operating results by generating income with minimal, if any, incremental costs and without any working capital requirements, and intends to pursue additional licensing and distribution opportunities. The Company continues to protect its brand through rigid license and product selection and control processes. See Item 1A — “Risk Factors — Forward-Looking Information”, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 “License Agreements”.

Design and Manufacturing

The Company’s products are manufactured by several original equipment manufacturers in accordance with the Company’s specifications. During fiscal 2010 and 2009, 100% of the Company’s purchases consisted of finished goods from foreign manufacturers, primarily located in People’s Republic of China, substantially all of which were imported into the United States.

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

The following summarizes the Company’s purchases from its major suppliers that provided more than 10% of the Company’s total purchases in fiscal 2010 and 2009:

	Fiscal Year
Supplier	2010	2009

Midea	73%	38%
Galanz	0%	28%

Midea manufactures housewares and other products and, during fiscal 2009, the Company transitioned from Galanz to Midea as its largest supplier. No other supplier accounted for more than 10% of the Company’s total purchases in fiscal 2010 or 2009. The Company considers its relationships with its suppliers to be satisfactory and believes that, barring any unusual material or part shortages or economic, fiscal or monetary conditions, the Company could develop alternative suppliers. No assurance can be given that ample supply of product would be available at current prices if the Company were required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts. See Item 1A — “Risk Factors — Forward — Looking Information”, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A — “Quantitative and Qualitative Disclosures about Market Risk.”

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

Trademarks

The Company owns the following principal trademarks

•	“ ”

•	“Emerson Research®”

•	“H.H. Scott®”

•	“iDEA®”

•	“IDIVA®”

•	“Ölevia®”

•	“Scott®”

•	“SmartSet®”

for certain consumer electronic products in the United States, Canada, Mexico and various other countries. Of the trademarks owned by the Company, those registered in the United States and Canada must be renewed at various times through 2020 and 2025, respectively. The Company’s trademarks are also registered in various other countries, for which registrations must be renewed at various times. The Company intends to renew all trademarks necessary for the conduct of its business. The Company considers the “ ” trademark to be of material importance to its business and, to a lesser degree, the remaining trademarks. The Company licenses “ ” and certain of its other trademarks to third parties, the scope of which is on a limited product and geographic basis and for a period of time. See “Licensing and Related Activities.”

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

Working Capital

The Company’s credit facility maintained with Wachovia Bank ends by its terms on December 23, 2010 and the Company is evaluating its options with regard to its credit and banking needs. The Company anticipates that cash flow from operations and its access to financing will provide sufficient liquidity to meet the Company’s operating requirements in the year ahead.

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

Employees

As of July 14, 2010, the Company had approximately 98 employees, comprised of 42 in the United States and 56 in Asia. None of the Company’s employees are represented by unions, and we believe our labor relations are good.

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

The Company is highly dependent upon sales of its products to Wal-Mart and Target. For the fiscal years ended March 31, 2010 and 2009, Wal-Mart accounted for approximately 53% and 46% of our net revenues, respectively, and Target accounted for approximately 25% and 27%, respectively, of the Company’s net revenues. No other customer accounted for greater than 10% of the Company’s net revenues during these periods. All customer purchases are made through purchase orders and the Company does not have any long-term contracts with its customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, Wal-Mart or Target will cause a material and adverse change in the Company’s revenues and operating results.

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

The Company does not have any long-term or exclusive purchase commitments with any of its suppliers. Midea was the Company’s largest supplier during fiscal 2010 and accounted for 73% of the Company’s purchases of products during fiscal 2010. The Company’s failure to maintain existing relationships with its suppliers or to establish new relationships in the future could negatively affect the Company’s ability to obtain products in a timely manner. If the Company is unable to obtain an ample supply of product from its existing suppliers or alternative sources of supply, it may be unable to satisfy its customers’ orders, which could materially and adversely affect the Company’s revenues and relationships with its customers. Finding replacement suppliers could be a time consuming process during which the Company’s revenues could be negatively impacted.

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

The majority ownership of the Company’s common stock by subsidiaries of The Grande Holdings Limited, a Bermuda Corporation, which is listed and is based in Hong Kong, substantially reduces the influence of other stockholders, and the interests of The Grande Holdings Limited may conflict with the interests of the Company’s other stockholders.

The Grande Holdings Limited and its subsidiaries (collectively, “Grande”) own approximately 56.2% of the Company’s outstanding common stock as of July 14, 2010. As a result, Grande currently controls significantly the approval process for actions that require stockholder approval, including: the election of the Company’s directors and the approval of mergers, sales of assets or other significant corporate transactions or matters submitted for stockholder approval. Because of Grande’s ownership position, other stockholders have little or no influence over matters submitted for stockholder approval. Grande has pledged approximately 3.4 million of the shares it owns in Emerson to a third party and has pledged a further 2.0 million of the shares it owns in Emerson to the Company (see Note 17 “Subsequent Events”).

A number of the Company’s directors and senior executive officers also are managing directors or senior officers of Grande and have loyalties and fiduciary obligations to both Grande and the Company.

Christopher Ho, the Company’s Chairman of the Board, and Adrian Ma, the Chief Executive Officer and a director of the Company, are both directors of Grande. In addition, Mr. Ho serves as The Chairman of the Board of Grande and Mr. Ma serves as Group Managing Director and Chief Executive Officer of Grande. Also, Duncan Hon, the Company’s Deputy Chief Executive Officer, and a director of the Company, is an executive of Grande. As described in Note 3 to the Company’s financial statements and in the Company’s previous filings with the SEC, there have been a number of related party transactions between the Company and Grande which have been viewed as raising concerns about possible conflicts. Grande does not owe the Company any amounts under any existing related party transactions as at March 31, 2010.

The Company has established adequate procedures designed to ensure that future material related party transactions are fair to the Company.

The Company’s business could be materially and adversely affected if it cannot protect its intellectual property rights or if it infringes on the intellectual property rights of others.

The Company’s ability to compete effectively depends on its ability to maintain and protect its proprietary rights. The Company owns the Emerson® and other trademarks, which are materially important to its business, as well as other trademarks, patents, licenses and proprietary rights that are used for certain of the products that it markets and sells. The Company’s trademarks are registered throughout the world, including the United States, Canada, Mexico, France, Spain, Germany, China, Japan, India and the United Kingdom. The Company also has two patents in the United States on its SmartSet® technology, both of which expire in September 2018. The laws of some foreign countries in which the Company operates may not protect the Company’s proprietary rights to the same extent as do laws in the United States. The protections afforded by the laws of such countries may not be adequate to protect the Company’s intellectual property rights.

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

The continuing global economic situation may adversely affect the Company’s access to financing or may increase the cost of financing the Company’s operations.

The global economic environment continues to present challenges within the financial markets, which have led to curtailment of credit and increases in the frequency of bankruptcies. Financial institution failures and responses to this situation may impede the Company’s ability to obtain financing for its operations. The Company’s customers are primarily retailers, which are subject to fluctuations in consumer demand, which may be affected by these factors. Some customers may have difficulty paying, be slower to pay, or file for bankruptcy as a result of negative economic conditions.

The Company’s investments in auction rate securities potentially may not be redeemable until maturity if the market for them does not recover. The Company may be required to sell these investments at a substantial discount from par if immediate operating requirements demand it. The Company’s revolving loan agreement with Citigroup Global Markets Inc., secured by these investments, is due on demand, and if the loan were called, the Company’s cash flows and liquidity could be affected. See “A decline in the value of the auction rate securities included in the Company’s investments could materially adversely affect its earnings and continue to adversely affect its liquidity.”

The Company has not hedged its interest rate exposure, and the Company’s indebtedness bears interest at variable rates, most notably Prime, the London interbank offered rate, and the Federal Open Market Rate. As a result, interest rate variations may result in increased interest expense, which could negatively affect funding available for the Company’s other requirements.

The Company’s existing credit facility, which represents its sole source of external funding, will expire in December 2010. If the Company is unable to maintain access to external funding, it may be unable fund future growth.

In addition to cash on hand and cash generated by on-going operations, the Company relies on access to external sources of funding and our ability to timely collect cash from our customers to manage its business. The Company’s existing credit facility, which represents our sole source of external funding, expires in December 2010. The Company is evaluating our options with regards to financing alternatives available to it. The Company may seek to extend its existing credit facility or pursue alternative sources of financing. However, such credit facility or alternate financing may not be available or if available may not be on terms favorable to the Company. The Company’s ability to fund future growth may be negatively impacted if it is unable to secure a new credit facility and to maintain compliance with the financial and other covenants in such credit facility or to secure alternate sources of financing.

Foreign regulations and changes in the political, social and economic conditions in the foreign countries in which the Company operates its business could affect the Company’s revenues and earnings materially and adversely.

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

Any of the factors described above may materially and adversely affect the Company’s revenues and/or increase its operating expenses.

Furthermore, China is a developing country governed by a one-party government. China is also a country with an extremely large population, widening income gaps between rich and poor and between urban and rural residents, minority ethnic and religious populations, and growing access to information about the different social, economic, and political systems found in other countries. China has also experienced extremely rapid economic growth over the last decade, and its legal and regulatory systems have changed rapidly to accommodate this growth. These conditions make China unique and may make it susceptible to major structural changes. Such changes could include a reversal of China’s movement to encourage private economic activity, labor disruptions or other organized protests, nationalization of private businesses, civil strife, strikes, acts of war and insurrections. If any of these events were to occur, it may disrupt the Company’s access to its suppliers and/or disrupt the operations of the Company’s suppliers, which may significantly affect the Company’s results of operations and financial performance.

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

The Company’s net revenue and operating results may vary significantly from year to year, which may adversely affect its results of operations and the market price for its common stock. Factors that may cause these fluctuations include:

•	changes in market and economic conditions;

•	the discretionary nature of consumers’ demands and spending patterns;

•	variations in the sales of the Company’s products to its significant customers;

•	variations in manufacturing and supplier relationships;

•	if the Company is unable to correctly anticipate and provide for inventory requirements, it may not have sufficient inventory to deliver its products to its customers in a timely fashion or the Company may have excess inventory that it is unable to sell;

•	new product developments or introductions;

•	product reviews and other media coverage;

•	competition, including competitive price pressures; and

•	political instability, war, acts of terrorism or other disasters.

If the Company’s third party sales representatives fail to adequately promote, market and sell the Company’s products, the Company’s revenues could significantly decrease.

A significant portion of the Company’s product sales are made through third party sales representative organizations, whose members are not employees of the Company. The Company’s level of sales depends on the effectiveness of these organizations, as well as the effectiveness of its own employees. Some of these third party representatives may sell (and do sell), with the Company’s permission, competitive products of third parties as well as the Company’s products. During the Company’s fiscal years ended March 31, 2010 and 2009, these organizations were responsible for approximately 38% and 45%, respectively, of its net revenues during such periods. In addition, one of these representative organizations was responsible for a significant portion of these revenues. If any of the Company’s third party sales representative organizations engaged by the Company, especially the Company’s largest, fails to adequately promote, market and sell its products, the Company’s revenues could be significantly decreased until a replacement organization or distributor could be retained by the Company. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.

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

A decline in the value of the auction rate securities included in the Company’s investments could materially adversely affect its earnings and continue to materially adverse its liquidity.

The Company’s investments include auction rate securities, with estimated fair value of $6.0 million at March 31, 2010. Auction rate securities are securities with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors typically can sell at auction or continue to hold the securities. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. The Company’s auction rate securities consist of interests in pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities. Liquidity for the Company’s auction rate securities typically is provided by an auction process that resets the applicable interest rate every 7 to 35 days.

In early February 2008, the Company’s $15.0 million face value auction rate securities failed to sell at auction due to sell orders exceeding buy orders. Later in February and again in March 2008, the Company received approximately $1.1 million in partial redemptions of its auction rate securities. During fiscal 2009, the Company received a further $5.8 million in partial calls and borrowed approximately $5.6 million under a credit facility maintained with Smith Barney, which is backed exclusively by the Company’s remaining balance of $8.1 million face value auction rate securities. Accordingly, the amount of the Company’s unrealized, through either cash redemptions or cash borrowings, face value auction rate securities at March 31, 2010 was approximately $2.5 million, which represents the net adverse impact on the Company’s liquidity at March 31, 2010.

Currently, the funds associated with the Company’s remaining auction rate securities that have failed auction, may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called or the underlying securities have matured. As a result of the recent instability in the market for auction rate securities, there may be a future decline in the value of the Company’s auction rate securities, which could materially adversely affect the Company’s earnings. Furthermore, the inability of the Company to either redeem the remaining auction rate securities at face value, for cash or through further cash borrowings, could prolong the aforementioned net adverse impact on the Company’s liquidity.

Any substantial indebtedness the Company incurs from time to time may adversely affect its ability to obtain additional funds and may increase its vulnerability to economic or business downturns.

From time to time the Company may incur debt in connection with its operations. As a result, the Company may be subject to the risks associated with indebtedness, including:

•	because the Company would need to dedicate a portion of its cash flows from operations to pay debt service costs, the Company would have fewer funds available for operations and other purposes;

•	it may be more difficult and expensive to obtain additional funds through financings, if such funds are available at all;

•	the Company would be more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in its industry and general economic conditions; and

•	if the Company were to default under any of its existing credit facilities or if its creditors were to demand payment of a portion or all of its indebtedness, it may not have sufficient funds to make such payments.

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

•	limited access to financing or increased cost of financing resulting from the global economic downturn;

•	the decline in, and any further deterioration of, consumer spending for retail products, such as the Company’s products;

•	the Company’s ability to resist price increases from its suppliers or pass through such increases to its customers;

•	the loss of any of the Company’s key customers or reduction in the purchase of the Company’s products by any such customers;

•	conflicts of interest that exist based on the Company’s relationship with Grande;

•	the Company’s inability to improve and maintain effective internal controls or the failure by its personnel to comply with such internal controls;

•	the Company’s inability to maintain its relationships with its licensees and distributors or the failure to obtain new licensees or distribution relationships on favorable terms;

•	the Company’s inability to anticipate market trends, enhance existing products or achieve market acceptance of new products;

•	the Company’s dependence on a limited number of suppliers for its components and raw materials;

•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;

•	Changes in consumer spending and economic conditions;

•	the failure of third party sales representatives to adequately promote, market and sell the Company’s products;

•	the Company’s inability to protect its intellectual property;

•	the effects of competition;

•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;

•	changes in accounting policies, rules and practices; and

•	the other factors listed under “Risk Factors” in this Annual Report on Form 10-K and other filings with the SEC.

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

Item 2.	PROPERTIES

The following table sets forth the material properties owned or leased by the Company:

	Approximate
	Square		Lease Expires (If
Facility Purpose	Footage	Location	Leased Property)

Corporate headquarters	23,000	Moonachie, NJ	Owned
New York office*	3,032	New York, NY	July 2012
China office	6,351	Zhongshan, China	June 2009**
Hong Kong office	36,540	Hong Kong, China	December 2010
Macao office	4,333	Macao, China	March 2011
Warehouse	180,650	Mira Loma, CA	June 2011

*	The Company’s leased office space in New York City is currently not occupied by the Company and has been subleased to a third party.

**	The lease automatically renews on a month-by-month basis, unless a one month cancellation notice is given by either party.

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

In re: Emerson Radio Shareholder Derivative Litigation.  In late 2008, the plaintiffs in two previously filed derivative actions (the Berkowitz and Pinchuk actions) filed a consolidated amended complaint naming as defendants two current and one former director of the Company and alleging that the named defendants violated their fiduciary duties to the Company in connection with a number of related party transactions with affiliates of The Grande Holdings, Ltd., the Company’s controlling shareholder. In January 2009, the individual defendants filed an answer denying the material allegations of the complaint. In May 2010, the plaintiffs and the defendants agreed in principle to settle the matter with a payment to the Company by or on behalf of the defendants of $3.0 million. Finalization of the settlement is subject, among other things, to (i) execution by the parties of a definitive settlement agreement; (ii) written notification of the proposed settlement to shareholders in a form approved by the Delaware Court of Chancery and (iii) approval by the Delaware Court of Chancery of the settlement, including the award of legal fees payable to plaintiffs’ counsel from the $3.0 million to be paid in settlement by or on behalf of the defendants.

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

Item 4.	Removed and reserved

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

(a)	Market Information

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

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low

First Quarter	$.75	$.46	$1.39	$1.02
Second Quarter	1.64	.51	1.30	.30
Third Quarter	2.75	1.24	.90	.43
Fourth Quarter	4.78	2.06	.75	.41

There is no established trading market for our Series A convertible preferred stock, whose conversion feature expired as of March 31, 2002.

(b)	Holders

At June 22, 2010, there were approximately 269 stockholders of record of our common stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our common stock is held of record in broker “street names”.

(c)	Dividends

After receiving the approval its lender, Wachovia Bank, as required by the credit facility between Wachovia and the Company, the Company’s Board of Directors declared an extraordinary dividend of $1.10 per common shares on March 2, 2010, which was paid on March 24, 2010. Other than the one-time extraordinary dividend discussed herein, the Company has not paid cash dividends on its common stock. In addition, the Company’s credit facility restricts its ability to pay cash dividends on its common stock. The Company does not currently intend to pay cash dividends on its common stock in the future.

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

The following table summarizes certain financial information for the fiscal years ended March 31 (in thousands):

	2010	2009

Net revenues	$206,960	$200,596
Cost of sales	175,463	182,346
Other operating costs and expenses	3,134	5,762
Selling, general and administrative	14,598	16,889

Operating income (loss)	13,765	(4,401)
Interest (expense) income, net	(24)	245
Loss on impairment of securities	—	(117)

Income (loss) from continuing operations before income taxes	13,741	(4,273)
Provision (benefit) for income taxes	2,371	(90)

Net income (loss) from continuing operations	$11,370	$(4,183)

Results of Continuing Operations — Fiscal 2010 compared with Fiscal 2009

Net Revenues — Net revenues for fiscal 2010 were $207.0 million as compared to $200.6 million for fiscal 2009, an increase of $6.4 million or 3.2%. Net revenues may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net revenues and operating income by $1.2 million and $2.3 million for fiscal 2010 and fiscal 2009, respectively.

Net revenues are primarily comprised of Emerson® houseware products sales, branded product sales, licensing revenues and themed product sales. Emerson® branded product sales are earned from the sale of products bearing the Emerson® or HH Scott® brand name; licensing revenues are derived from licensing the Emerson® and HH Scott® brand names to licensees for a fee; and themed product sales represent products sold bearing a certain theme or character. The major elements which contributed to the overall increase in net revenues were as follows:

i) Houseware products net sales increased $20.3 million, or 14.5%, to $160.7 million in fiscal 2010 as compared to $140.4 million in fiscal 2009, on increased net sales of microwave ovens, compact refrigerators and toaster ovens, partly offset by decreased net sales of wine coolers and coffee makers;

ii) Emerson® branded products net sales, excluding houseware products, were $33.1 million in fiscal 2010 compared to $44.9 million in fiscal 2009, a decrease of $11.8 million, or 26.4%, primarily resulting from decreased net sales volumes across the entire audio product category, with the exception of clock radios, which were up over the prior year;

iii) Licensing revenues in fiscal 2010 of $6.9 million were unchanged from fiscal 2009 licensing revenues of $6.9 million. The Company’s largest license agreement is with Funai Corporation, Inc. (“Funai”), which expires December 31, 2010. The agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the “ ” trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, the Company will receive non-refundable minimum annual royalty payments of $4.3 million each calendar year and a license fee on sales of product subject to the agreement in excess of the minimum annual royalties. During fiscal 2010 and 2009, revenues of $4,855,000 and $4,940,000, respectively, were recorded under this agreement.

iv) Themed product net sales were $3.2 million in fiscal 2010 as compared to $8.4 million in fiscal 2009, a decrease of $5.2 million, or 61.6%, due to lower net sales of Mattel® products. The Company’s license agreement with Mattel expired in December 2009 and was not renewed.

v) Other products net sales were $3.0 million in fiscal 2010 as compared to $0 in fiscal 2009. Other products net sales in fiscal 2010 were comprised of a sale of semiconductors in March 2010.

Cost of Sales — Cost of Sales includes those components as described in Note 1 of the Notes to the Consolidated Financial Statements. In absolute terms, cost of sales decreased $6.8 million, or 3.7%, to $175.5 million in fiscal 2010 as compared to $182.3 million in fiscal 2009. Cost of sales, as a percentage of net revenues, was 84.8% in fiscal 2010 as compared to 90.9% in fiscal 2009. Cost of sales as a percentage of net revenues less license revenues was 87.7% in fiscal 2010 as compared to 94.1% in fiscal 2009. The decrease in absolute terms for fiscal 2010 as compared to fiscal 2009 was primarily related to decreased shipping costs on imported products from the Company’s Asian suppliers and lower inventory valuation adjustments.

Gross profit margins in fiscal 2010 were higher than in fiscal 2009 across the entire houseware product category, with the exception of wine coolers, which were lower. Gross profit margins in fiscal 2010 were also lower than in fiscal 2009 for the audio and themed product categories. The margin improvement within the houseware products category was due primarily to lower shipping costs on imported products from the Company’s Asian suppliers. The Company’s products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive and subject to intense margin pressure.

Other Operating Costs and Expenses — Other operating costs and expenses include those components as described in Note 1 of the Notes to the Consolidated Financial Statements. Other operating costs and expenses as a percentage of net revenues were 1.5% in fiscal 2010 and 2.9% in fiscal 2009. In absolute terms, other operating costs and expenses decreased $2.6 million, or 45.6%, to $3.1 million for fiscal 2010 as compared to $5.8 million in fiscal 2009, on lower costs associated with returned products, warranty claims, and warehouse supplies.

Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 7.1% in fiscal 2010 as compared to 8.4% in fiscal 2009. S,G&A, in absolute terms, decreased $2.3 million, or 13.6%, to $14.6 million in fiscal 2010 as compared to $16.9 million in fiscal 2009. The decrease in S,G&A in absolute terms between fiscal 2010 and 2009 was primarily due to a decrease in personnel costs of approximately $2.1 million, a decrease in advertising expense of $1.0 million, a decrease in information technology costs of approximately $0.6 million and a decrease in travel and entertainment costs of approximately $0.5 million, partly offset by an increase in legal fees of approximately $1.3 million and a loss on disposal of property, plant and equipment of approximately $0.4 million made in fiscal 2010.

Interest (Expense) income, net — Interest expense, net, was $24,000 in fiscal 2010 as compared to interest income, net, of $245,000 in fiscal 2009, due to the interest expense incurred by the Company during part of fiscal 2009 and all of fiscal 2010 on borrowings taken by the Company in August 2008 against its credit facility with Smith Barney, which are backed by the Company’s auction rate securities, and the reduction during fiscal 2010 in year-over-year interest income earned by the Company on these securities due to the $5.8 million in cash redemptions made by the issuers to the Company during fiscal 2009.

Loss on impairment of securities — During fiscal 2010, the Company did not record any impairment charges or recoveries on its auction rate securities. This compares to fiscal 2009, when the Company recorded a net impairment charge of $117,000 on these securities. The Company’s valuation is estimated by comparing current value based on projected cash flows discounted to the present and taking into account yields of similar illiquid instruments and assumptions about the extent of the failure of the auction process and the amount of discounts demanded in sales of comparable securities. The Company will continue to review any investments with a fair value less than the carrying value at each reporting period. See Item 1A. Risk Factors and Note 11 “Marketable Securities”.

Provision (benefit) for Income Taxes — In fiscal 2010, the Company recorded an income tax expense of $2.4 million attributable to the income from continuing operations of $13.7 million, which largely represented deferred tax charges associated with the Company’s profits in the United States. This compares to fiscal 2009, when the Company recorded an income tax benefit of $90,000 attributable to the loss from continuing operations of $4.3 million. See Item 8 — “Financial Statements and Supplementary Data and Note 7 “Income Taxes”.

Net income (loss) from continuing operations — As a result of the foregoing factors, the Company’s net income from continuing operations was $11.4 million for fiscal 2010 as compared to a net loss from continuing operations of $4.2 million for fiscal 2009.

Liquidity and Capital Resources

General

As of March 31, 2010, the Company had cash and cash equivalents of approximately $15.1 million, compared to approximately $22.5 million at March 31, 2009. Working capital decreased to $23.9 million at March 31, 2010 as compared to $44.8 at March 31, 2009. The decrease in cash and cash equivalents of approximately $7.5 million was due to cash used in financing and investing activities of $29.9 million and $4.1 million, respectively, partly offset by cash generated from operating activities of $26.4 million.

Cash provided by operating activities was approximately $26.4 million for fiscal 2010, primarily resulting from the net income from continuing operations of $11.4 million, lower inventories of $11.5 million and the classification back to unrestricted cash of $3.0 million.

Net cash used in investing activities was $4.1 million for fiscal 2010, which was attributable to the purchase of the Company’s new headquarter building and land for $2.6 million and the Olevia trademark for $1.5 million.

Net cash used in financing activities was $29.9 million for fiscal 2010, resulting from the payment of an extraordinary dividend in March 2010 of $29.8 million.

Wachovia

On March 2, 2010, the Company entered into an amendment to its Revolving Credit Agreement with Wachovia Bank, whereby the facility was changed to allow only the issuance of 105% cash-collateralized Letters of Credit up to a maximum $15.0 million or a “Borrowing Base” as defined in the agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories. The interest rate charged to the Company on Letters of Credit ranges from Prime or, at the Company’s election, the London Interbank Offered Rate (“LIBOR”), plus an interest rate margin ranging between 1.25% to 2.25%, depending on excess availability and the type of Letter of Credit. Pursuant to the loan agreement, the Company is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender’s prior consent and is subject to certain leverage financial covenants. Borrowings under the loan agreement are secured by substantially all of the Company’s assets. The loan agreement expires by its terms on December 23, 2010 and the Company is currently evaluating its options with regard to its credit and banking needs.

At March 31, 2010 and March 31, 2009, there were approximately $1.8 million and $13.0 million of letters of credit outstanding under this facility.

Short-term Liquidity.  In fiscal 2010, products representing approximately 29% of net sales were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.

The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing sources of cash will be sufficient to support its existing operations over the next 12 months; however, the Company may raise additional financing, which may include the issuance of equity securities, or the incurrence of additional debt, in connection with its operations or if the Company elects to pursue acquisitions.

As of March 31, 2010, there were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product.

Off-Balance Sheet Arrangements.  On April 7, 2010, upon a request made to the Company by its foreign controlling shareholder, the Company entered into an agreement with its controlling shareholder whereby the Company returned to this shareholder on April 7, 2010 that portion of the taxes that the Company had withheld from the dividend paid on March 24, 2010 to this shareholder, which the Company believes is not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits. The Company believes this transaction results in an off-balance sheet arrangement, which is comprised of a possible contingent tax liability of the Company, which, if recognized, would be offset by the calling by the Company of the collateral pledged in the April 7, 2010 agreement between the Company and this (see Note 17 “Subsequent Event”).

Other Events and Circumstances Pertaining to Liquidity.

As of both March 31, 2010 and March 31, 2009, respectively, the Company had a $6.0 million net book value investment in trading securities, consisting entirely of student loan auction rate securities (“SLARS”). These securities have long-term nominal maturities for which interest rates are reset through a Dutch auction process at pre-determined calendar intervals; a process which, prior to February 2008, had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the U.S. credit and capital markets, these SLARS have had multiple failed auctions. Based on the fact that there were no cash redemptions made by the issuers to the Company, an independent valuation and its internal analysis, the Company concluded at March 31, 2010 that these securities had not changed in value since March 31, 2009. During fiscal 2009, the issuers of these SLARS redeemed $5.8 million for cash, and based on this fact, an independent valuation and its internal analysis, the Company recorded an impairment charge of $117,000 during fiscal 2009. These SLARS have AAA/Aaa and AAA/Baa3 credit ratings as of March 31, 2010, and have been classified as long-term investments in the Company’s Consolidated Balance Sheet as a consequence of their uncertain short-term liquidity. See Item 1A. Risk Factors, “A decline in the value of the auction rate securities included in the Company’s investments could materially adversely affect its earnings and continue to materially adversely affect its liquidity.”

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles that are generally accepted within the United States. The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management considers certain accounting policies related to inventories, trade accounts receivables, impairment of long-lived assets, valuation of deferred tax assets, sales return reserves and sales allowance accruals to be critical policies due to the estimation processes involved in each.

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

In addition to the distribution of products, the Company grants licenses the right to use the Company’s trademarks for a stated term for the manufacture and/or sale of consumer electronics and other products under agreements which require payment of either i) a non-refundable minimum guaranteed royalty or, ii) the greater of the actual royalties due (based on a contractual calculation, normally comprised of actual product sales by the licensee multiplied by a stated royalty rate, or “Sales Royalties”) or a minimum guaranteed royalty amount. In the case of (i), such amounts are recognized as revenue on a straight-line basis over the term of the license agreement. In the case of (ii), Sales Royalties in excess of guaranteed minimums are accounted for as variable fees and are not recognized as revenue until the Company has ascertained that the licensee’s sales of products have exceeded the guaranteed minimum. In effect, the Company recognizes the greater of Sales Royalties earned to date or the straight-line amount of minimum guaranteed royalties to date. In the case where a royalty is paid to the Company in advance, the royalty payment is initially recorded as a liability and recognized as revenue as the royalties are deemed to be earned according to the principles outlined above.

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

Trade Accounts Receivable.  The Company extends credit based upon evaluations of a customer’s financial condition and provides for any anticipated credit losses in the Company’s financial statements based upon management’s estimates and ongoing reviews of recorded allowances. If the financial condition of a customer deteriorates, resulting in an impairment of that customer’s ability to make payments, additional reserves may be required. Conversely, reserves are reduced to reflect credit and collection improvements.

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

Sales Allowance and Marketing Support Accruals.  Sales allowances, marketing support programs, promotions and other volume-based incentives which are provided to retailers and distributors are accounted for on an accrual basis as a reduction to net revenues in the period in which the related sales are recognized in accordance with ASC topic 605, “Revenue Recognition”, subtopic 50 “Customer Payments and Incentives” and Securities and Exchange Commission Staff Accounting Bulletins 101 “Revenue Recognition in Financial Statements,” and 104 “Revenue Recognition, corrected copy” (“SAB’s 101 and 104”).

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

Recently-Issued Financial Accounting Pronouncements

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-than-temporary impairments,” which was subsequently incorporated into ASC topic 320, “Investments — Debt and Equity Securities.” The purpose of this ASC topic was to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to communicate more effectively when an other-than-temporary impairment event has occurred. This ASC topic amends the other-than-temporary impairment guidance in GAAP for debt securities and improves the presentation and disclosure of other-than-temporary impairment on investment securities and changes the calculation of the other-than-temporary impairment recognized in earnings in the financial statements. This ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.

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

The Company adopted FASB Staff Position 115-2 (FSP 115-2) — Recognition and Presentation of Other-than-Temporary Impairments — on April 1, 2009. The adoption of FSP 115-2, which was subsequently incorporated into ASC topic 320, “Investments — Debt and Equity Securities,” did not have a material impact on the Company’s results of operation or financial condition for fiscal 2010.

In May 2009, the FASB issued SFAS No. 165 Subsequent Events (SFAS 165), which is effective for interim or annual financial periods ending after June 15, 2009, and which was subsequently incorporated into ASC topic 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS 165 in the quarter ended June 30, 2009 and has evaluated subsequent events through July 9, 2010, the date the financial statements were issued.

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. This codification is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted the provisions of FAS No. 168 effective June 28, 2009. The adoption of this statement did not have an effect on our financial position or results of operations.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” — a consensus of the FASB Emerging Issues Task Force, to amend the existing revenue recognition guidance. ASU 2009-13 amends ASC topic 605, “Revenue Recognition”, subtopic 25, “Multiple-Element Arrangements” (formerly EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”), as follows: modifies criteria used to separate elements in a multiple-element arrangement, introduces the concept of “best estimate of selling price” for determining the selling price of a deliverable, establishes a hierarchy of evidence for determining the selling price of a deliverable, requires use of the relative selling price method and prohibits use of the residual method to allocate arrangement consideration among units of accounting, and expands the disclosure requirements for all multiple-element arrangements within the scope of ASC 605-25. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-14, which amends the scope of ASC topic 985, “Software”, and ASC topic 605, “Revenue Recognition” (formerly AICPA Statement of Position 97-2, Software Revenue Recognition), to exclude certain tangible products and related deliverables that contain embedded software from the scope of this guidance. Instead, the excluded products and related deliverables must be evaluated for separation, measurement, and allocation under the guidance of ASC topic 605-25, “Multiple Element Arrangements”, as amended by ASU 2009-13. The amended guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. An entity may elect retrospective application to all revenue arrangements for all periods presented using the guidance in ASC topic 250, “Accounting Changes and Error Corrections”. Entities must adopt the amendments resulting from both of these ASUs in the same period using the same transition method, where applicable. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. The standard amends ASC Topic 820, “Fair Value Measurements and Disclosures” to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. The standard does not change how fair values are measured. Accordingly, the standard will not have an impact on the Company.

In January 2010, the FASB issued updated accounting guidance related to fair value measurements and disclosures which amends and clarifies existing disclosure requirements. This updated accounting guidance requires new disclosures related to amounts transferred into and out of Level 1 and 2 fair value measurements as well as separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements. This guidance also clarifies existing fair value disclosure requirements related to the level of disaggregation and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2010, the FASB issued an additional accounting pronouncement that amended certain requirements for subsequent events (FASB ASC Topic 855, “Subsequent Events”), which requires an SEC filer or a conduit bond obligor to evaluate subsequent events through the date the financial statements are available to be issued and removes the previous requirement to disclose the date through which subsequent events have been evaluated. The amended amendments were effective on issuance of the final pronouncement. The adoption of this pronouncement had no effect on our consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-17, “Revenue Recognition — Milestone Method”, which amended guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

The consideration earned by achieving the milestone should:

1. Be commensurate with either of the following:

a. The vendor’s performance to achieve the milestone

b. The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone

2. Relate solely to past performance

3. Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and non-substantive milestones.

The amendments in this ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. ASU 2010-17 will not have an impact on the Company.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Emerson Radio Corp and Subsidiaries

We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries (the “Company”), as of March 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2010 and 2009, and the consolidated results of their operations, and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/  MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

Cranford, New Jersey
July 14, 2010

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended March 31, 2010 and 2009

	2010	2009
	(In thousands, except per share data)

Net revenues:
Net revenues	$206,960	$200,581
Net revenues-related party	—	15

	206,960	200,596

Costs and expenses:
Cost of sales	175,463	182,346
Other operating costs and expenses	3,134	5,762
Selling, general and administrative expenses	14,598	16,889

	193,195	204,997

Operating income (loss)	13,765	(4,401)
Other income (expense):
Interest (expense) income, net	(24)	245
Loss on impairment of securities	—	(117)

	(24)	128

Income (loss) from continuing operations before income taxes	13,741	(4,273)
Provision (benefit)for income taxes	2,371	(90)

Income (loss) from continuing operations	11,370	(4,183)
Loss from discontinued operations, net of tax benefit	(55)	(634)

Net income (loss)	11,315	(4,817)

Basic net income (loss) per share
Continuing operations	$.42	$(.16)
Discontinued operations	—	(.02)

	$.42	$(.18)

Diluted net income (loss) per share
Continuing operations	$.42	$(.16)
Discontinued operations	—	(.02)

	$.42	$(.18)

Weighted average shares outstanding
Basic	27,130	27,130
Diluted	27,131	27,130

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 and 2009

	2010	2009
	(In thousands, except per share data)

ASSETS
Current Assets:
Cash and cash equivalents	$15,051	$22,518
Restricted cash	1	3,025
Net accounts receivable	20,350	15,970
Other receivables	1,037	1,587
Due from affiliates	—	78
Net inventory	10,952	20,691
Prepaid expenses and other current assets	736	2,190
Deferred tax assets	3,383	4,872

Total current assets	51,510	70,931
Property, plant, and equipment, net	3,131	1,139
Trademarks and other intangible assets, net	1,606	255
Due from affiliates	185	114
Investments in marketable securities	6,031	6,031
Deferred tax assets	6,588	7,102
Other assets	205	472

Total Assets	$69,256	$86,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$5,629	$5,733
Current maturities of long-term borrowings	30	85
Accounts payable and other current liabilities	20,776	18,929
Due to affiliates	28	66
Accrued sales returns	957	1,130
Income taxes payable	174	155

Total current liabilities	27,594	26,098
Long-term borrowings	201	59
Deferred tax liabilities	119	87
Shareholders’ Equity:
Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at March 31, 20109 and March 31, 2009, respectively; 27,129,832 shares outstanding at March 31, 2010 and March 31, 2009, respectively	529	529
Capital in excess of par value	98,785	117,243
Accumulated other comprehensive losses	(82)	(82)
Accumulated deficit	(36,976)	(36,976)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	41,342	59,800

Total Liabilities and Shareholders’ Equity	$69,256	$86,044

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For The Years Ended March 31, 2010 and 2009

		Common Shares Issued			Capital	Accumulated Other		Total
	Preferred	Number	Par	Treasury	in Excess of	Comprehensive	Accumulated	Shareholders’
	Stock	of Shares	Value	Stock	Par Value	Losses	Deficit	Equity
	(In thousands, except share data)

Balance — March 31, 2008	$3,310	52,965,797	$529	$(24,224)	$117,245	$(82)	$(32,159)	$64,619
Stock based compensation					(2)			(2)
Comprehensive income:
Net loss							(4,817)	(4,817)

Comprehensive income								(4,817)

Balance — March 31, 2009	$3,310	52,965,797	$529	$(24,224)	$117,243	$(82)	$(36,976)	$59,800
Stock based compensation					12			12
Dividend paid					(18,470)		(11,372)	(29,842)
Comprehensive income:
Net income							11,372	11,372

Comprehensive income								11,372

Balance — March 31, 2010	$3,310	52,965,797	$529	$(24,224)	$98,785	$(82)	$(36,976)	$41,342

The accompanying notes are an integral part of the consolidated financial statement

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended March 31, 2010 and 2009

	2010	2009
	(In thousands)

Cash Flows from Operating Activities:
Income (loss) from continuing operations	$11,370	$(4,183)
Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities:
Depreciation and amortization	846	775
Non cash compensation	12	(2)
Deferred tax benefit	2,035	(605)
Asset allowances, reserves, and other	(3,554)	(1,739)
Gain on insurance reimbursements	—	(54)
Gains on sales of investments	—	(670)
Impairment charges and asset write-offs	—	877
Changes in assets and liabilities:
Restricted cash	3,024	(3,025)
Foreign exchange forward contracts	—	134
Accounts receivable	(2,752)	2,919
Other receivables	550	544
Due from affiliates	7	573
Inventories	11,495	4,392
Prepaid expenses and other current assets	1,454	110
Other assets	128	34
Accounts payable and other current liabilities	1,847	(2,766)
Due to affiliates	(38)	(36)
Income taxes payable	19	40

Operating activities of continuing operations	26,443	(2,682)
Operating activities of discontinued operations	—	(347)

Net cash provided (used) by operating activities	26,443	(3,029)

Cash Flow From Investing Activities:
Proceeds from partial calls on securities	—	5,800
Purchase of trademark	(1,469)	—
Additions to property and equipment (continuing operations)	(2,581)	(416)
Investing activities of discontinued operations, including Proceeds from sale of ASI (net of cash at date of sale)	—	430

Net cash (used) provided by investing activities	(4,050)	5,814

Cash Flows from Financing Activities:
Short-term borrowings	—	9,279
Repayments of short-term borrowings	(159)	(3,613)
Dividends paid	(29,843)	—
Borrowings under long-term credit facility	124,479	141,608
Repayments of borrowings under long-term credit facility	(124,337)	(141,691)

Financing activities of continuing operations	(29,860)	5,583
Financing activities of discontinued operations	—	(133)

Net cash (used) provided by financing activities	(29,860)	5,450

Net increase in cash and cash equivalents	(7,467)	8,235
Cash and cash equivalents at beginning of year	22,518	14,283

Cash and cash equivalents at end of	$15,051	$22,518

Supplemental disclosures of non-cash investing and financing activities:
Interest	$114	$144

Income taxes	$22	$67

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 —	SIGNIFICANT ACCOUNTING POLICIES:

Background and Basis of Presentation

The consolidated financial statements include the accounts of Emerson Radio Corp. (“Emerson”, consolidated — the “Company”), and its subsidiaries. The Company designs, sources, imports and markets a variety of houseware and consumer electronic, and licenses the Emerson trademark for a variety of products domestically and internationally.

On April 16, 2009, the Company entered into an agreement with certain parties which ended the Company’s joint venture investment in Advanced Sound and Image, LLC, a Delaware limited liability company (“ASI”). Accordingly, the financial position and results of operations of the Company’s interest in the ASI joint venture for the fiscal years ended March 31, 2010 and 2009 have been presented as discontinued operations. Discontinued operations, net of tax for the fiscal years ending March 31, 2010 and 2009, relating to this transaction were $55,000 and $634,000, respectively. See Note 16 “Discontinued Operations”.

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

Fair Values of Financial Instruments

The carrying amounts for cash and cash equivalents, cash securing bank loans, trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these financial instruments. The carrying amounts of bank debt approximate their fair values due to their variable rate interest features.

Investments

The Company determines the appropriate classifications of securities at the time of purchase and evaluates the continuing appropriateness of that classification thereafter. The Company’s investments in auction rate securities are classified as trading securities in fiscal 2010 and 2009. Realized gains and losses are determined on a specific identification basis and are reported separately as a component of income. Decreases and increases in the fair value of securities deemed to be other than temporary are included in earnings.

Concentrations of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. Accounts receivable represent sales to retailers and distributors of consumer electronics throughout the United States and Canada. The Company periodically performs credit evaluations of its customers but generally does not require collateral. The Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The accounts receivable allowance for doubtful accounts was $557,000 at March 31, 2010 and $691,000 at March 31, 2009

The Company maintains its cash accounts primarily with the bank providing its credit facility and also with major foreign financial institutions. See Note 6 — “Borrowings”. The total cash balances are insured by the Federal

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank as of March 31, 2010 and $250,000 per bank as of March 31, 2009. The Company’s cash balances in excess of FDIC-insured limits were $14.8 million and $25.3 million at March 31, 2010 and March 31, 2009, respectively.

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

Depreciation of property, plant and equipment is provided by the straight-line method as follows:

• Machinery and Equipment	Five years to ten years
• Computer Equipment and Software	Three years to ten years
• Furniture & Fixtures and Office Equipment	Five years to seven years
• Building	Fifteen years

Long-Lived Assets

The Company’s long-lived assets include property and equipment, trademark and other amortizable intangibles. At March 31, 2010, the Company had approximately $3,131,000 of property and equipment, net of accumulated depreciation, and approximately $1,606,000 of trademark and other amortizable intangible assets, net of amortization, accounting for approximately 7% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topics 350 “Intangibles” and 360 “Property, Plant and Equipment”. Recoverability of assets held and used are measured by a comparison of the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

At the time of sale, the Company reduces recognized gross revenue by allowances to cover, in addition to estimated sales returns as required by ASC topic 605, “Revenue Recognition”, subtopic 15 “Products”, (i) sales incentives offered to customers that meet the criteria for accrual under ASC topic 605, subtopic 50 and (ii) under SAB’s 101 and 104, an estimated amount to recognize additional non-offered deductions it anticipates and can reasonably estimate will be taken by customers which it does not expect to recover. Accruals for the estimated amount of future non-offered deductions are required to be made as contra-revenue items because that percentage of shipped revenue fails to meet the collectability criteria within SAB 104’s and 101’s four revenue recognition criteria, all of which are required to be met in order to recognize revenue.

If additional marketing support programs, promotions and other volume-based incentives are required to promote the Company’s products subsequent to the initial sale, then additional reserves may be required and are accrued for when such support is offered.

Licensing

In addition to the distribution of products, the Company grants licenses for the right to use the Company’s trademarks for a stated term for the manufacture and/or sale of consumer electronics and other products under agreements which require payment of either i) a non-refundable minimum guaranteed royalty or, ii) the greater of the actual royalties due (based on a contractual calculation, normally comprised of actual product sales by the licensee multiplied by a stated royalty rate, or “Sales Royalties”) or a minimum guaranteed royalty amount. In the case of (i), such amounts are recognized as revenue on a straight-line basis over the term of the license agreement. In the case of (ii), Sales Royalties in excess of guaranteed minimums are accounted for as variable fees and are not recognized as revenue until the Company has ascertained that the licensee’s sales of products have exceeded the guaranteed minimum. In effect, the Company recognizes the greater of Sales Royalties earned to date or the straight-line amount of minimum guaranteed royalties to date. In the case where a royalty is paid to the Company in advance, the royalty payment is initially recorded as a liability and recognized as revenue as the royalties are deemed to be earned according to the principles outlined above.

Cost of Sales

Cost of sales includes actual product cost, change in inventory reserves, duty, buying costs, the cost of transportation to the Company’s warehouses from its manufacturers, warehousing costs, and an allocation of those selling, general and administrative expenses that are directly related to these activities.

Other Operating Costs and Expenses

Other operating costs and expenses include costs associated with returned product received from retailers, warranty costs, warehouse supply expenses, and an allocation of those selling, general and administrative expenses that are directly related to these activities. Because other operating costs and expenses is not included in cost of sales, the reported gross margin may not be comparable to those of other distributors that may include all costs related to the cost of product to their cost of sales and in the calculation of gross margin.

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

The Company generally does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations and there were no foreign exchange forward contracts held by the Company at March 31, 2010 or March 31, 2009.

Advertising Expenses

Advertising expenses are charged to operations as incurred and are included in selling, general and administrative expenses. Total advertising expenses were approximately $155,000 and $1,143,000 for fiscal 2010 and 2009, respectively.

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

At the time of sale, the Company reduces recognized gross revenue by allowances to cover, in addition to estimated sales returns as required by ASC topic 605, “Revenue Recognition”, subtopic 15 “Products”, (i) sales incentives offered to customers that meet the criteria for accrual under ASC topic 605, subtopic 50 and (ii) under SAB’s 101 and 104, an estimated amount to recognize additional non-offered deductions it anticipates and can reasonably estimate will be taken by customers which it does not expect to recover. Accruals for the estimated amount of future non-offered deductions are required to be made as contra-revenue items because that percentage of shipped revenue fails to meet the collectability criteria within SAB 104’s and 101’s four revenue recognition criteria, all of which are required to be met in order to recognize revenue.

If additional marketing support programs, promotions and other volume-based incentives are required to promote the Company’s products subsequent to the initial sale, then additional reserves may be required and are accrued for when such support is offered.

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The sales and marketing support accrual activity for fiscal 2010 and fiscal 2009 was as follows (in thousands):

Balance at March 31, 2008	$6,323
Fiscal 2009 additions	7,144
Fiscal 2009 usages	(7,221)
Fiscal 2009 adjustments	(2,282)

Balance at March 31, 2009	$3,964
Fiscal 2010 additions	3,973
Fiscal 2010 usages	(3,766)
Fiscal 2010 adjustments	(1,226)

Balance at March 31, 2010	$2,945

Internet Expenses

The Company expenses when incurred the operating and development costs of its Internet website.

Interest (expense) income, net

The Company expenses interest when incurred. The interest expenses for fiscal 2010 and 2009 consist of:

	2010	2009
	(In thousands)

Interest (expense)	$(174)	$(174)
Amortization of deferred financing costs	(139)	(83)
Interest income	289	502

Interest (expense) income, net	$(24)	$245

Income Taxes

Deferred income taxes are provided for the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets have been recorded net of an appropriate valuation allowance, to the extent management believes it is more likely than not that such assets will be realized. (See Note 7 “Income Taxes”).

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

Stock-Based Compensation

The Company accounts for all share based payments in accordance with ASC Topic 71X, “Compensation”, subtopic 718 “Compensation — Stock Compensation”. Accordingly, the computed fair value is expensed ratably

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the requisite vesting period The Company recorded compensation costs of $12,000 during fiscal 2010 and a recovery of compensation costs of $2,000 during fiscal 2009.

There were no stock options granted by the Company in fiscal 2010 or fiscal 2009.

Recent Pronouncements

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-than-temporary impairments,” which was subsequently incorporated into ASC topic 320, “Investments — Debt and Equity Securities.” The purpose of this ASC topic was to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to communicate more effectively when an other-than-temporary impairment event has occurred. This ASC topic amends the other-than-temporary impairment guidance in GAAP for debt securities and improves the presentation and disclosure of other-than-temporary impairment on investment securities and changes the calculation of the other-than-temporary impairment recognized in earnings in the financial statements. This ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.

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

The Company adopted FASB Staff Position 115-2 (FSP 115-2) — Recognition and Presentation of Other-than-Temporary Impairments — on April 1, 2009. The adoption of FSP 115-2, which was subsequently incorporated into ASC topic 320, “Investments — Debt and Equity Securities,” did not have a material impact on the Company’s results of operation or financial condition for fiscal 2010.

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2009, the FASB issued SFAS No. 165 Subsequent Events (SFAS 165), which is effective for interim or annual financial periods ending after June 15, 2009, and which was subsequently incorporated into ASC topic 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS 165 in the quarter ended June 30, 2009 and has evaluated subsequent events through July 9, 2010, the date the financial statements were issued.

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. This codification is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted the provisions of FAS No. 168 effective June 28, 2009. The adoption of this statement did not have an effect on our financial position or results of operations.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” — a consensus of the FASB Emerging Issues Task Force, to amend the existing revenue recognition guidance. ASU 2009-13 amends ASC topic 605, “Revenue Recognition”, subtopic 25, “Multiple-Element Arrangements” (formerly EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”), as follows: modifies criteria used to separate elements in a multiple-element arrangement, introduces the concept of “best estimate of selling price” for determining the selling price of a deliverable, establishes a hierarchy of evidence for determining the selling price of a deliverable, requires use of the relative selling price method and prohibits use of the residual method to allocate arrangement consideration among units of accounting, and expands the disclosure requirements for all multiple-element arrangements within the scope of ASC 605-25. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-14, which amends the scope of ASC topic 985, “Software”, and ASC topic 605, “Revenue Recognition” (formerly AICPA Statement of Position 97-2, Software Revenue Recognition), to exclude certain tangible products and related deliverables that contain embedded software from the scope of this guidance. Instead, the excluded products and related deliverables must be evaluated for separation, measurement, and allocation under the guidance of ASC topic 605-25, “Multiple Element Arrangements”, as amended by ASU 2009-13. The amended guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. An entity may elect retrospective application to all revenue arrangements for all periods presented using the guidance in ASC topic 250, “Accounting Changes and Error Corrections”. Entities must adopt the amendments resulting from both of these ASUs in the same period using the same transition method, where applicable. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. The standard amends ASC Topic 820, “Fair Value Measurements and Disclosures” to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. The standard does not change how fair values are measured. Accordingly, the standard will not have an impact on the Company.

In January 2010, the FASB issued updated accounting guidance related to fair value measurements and disclosures which amends and clarifies existing disclosure requirements. This updated accounting guidance requires new disclosures related to amounts transferred into and out of Level 1 and 2 fair value measurements

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as well as separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements. This guidance also clarifies existing fair value disclosure requirements related to the level of disaggregation and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2010, the FASB issued an additional accounting pronouncement that amended certain requirements for subsequent events (FASB ASC Topic 855, “Subsequent Events”), which requires an SEC filer or a conduit bond obligor to evaluate subsequent events through the date the financial statements are available to be issued and removes the previous requirement to disclose the date through which subsequent events have been evaluated. The amended amendments were effective on issuance of the final pronouncement. The adoption of this pronouncement had no effect on our consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-17, “Revenue Recognition — Milestone Method”, which amended guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

The consideration earned by achieving the milestone should:

1. Be commensurate with either of the following:

a. The vendor’s performance to achieve the milestone

b. The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone

2. Relate solely to past performance

3. Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and non-substantive milestones.

The amendments in this ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.

ASU 2010-17 will not have an impact on the Company.

NOTE 2 —	INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of March 31, 2010 and 2009, inventories of continuing operations consisted of the following:

	March 31, 2010	March 31, 2009
	(In thousands)

Finished goods	$12,710	$24,205
Less inventory allowances	(1,758)	(3,514)

	$10,952	$20,691

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	RELATED PARTY TRANSACTIONS

From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited and its subsidiaries (“Grande”). Set forth below is a summary of such transactions.

Majority Shareholder

Grande’s Ownership Interest in Emerson.  At March 31, 2010, approximately 56.2% of the Company’s outstanding common stock was owned by direct or indirect subsidiaries of The Grande Holdings Limited, a Bermuda corporation.

Related Party Transactions

Product Sourcing Transactions.  Between August 2006 and September 2008, Emerson provided assistance with acquiring certain products for sale to Sansui Sales PTE Ltd (“Sansui Sales”) and Akai Sales PTE Ltd (“Akai Sales”), both of which are subsidiaries of Grande. Emerson issued purchase orders to third-party suppliers who manufactured these products, and Emerson issued sales invoices to Sansui Sales’ and Akai Sales’ at gross amounts for these products. Financing was provided by Sansui Sales’ and Akai Sales’ customers in the form of transfer letters of credit to the suppliers, and goods were shipped directly from the suppliers to Sansui Sales’ and Akai Sales’ customers. Emerson recorded income totaling $0 and $10,000 for providing this service in fiscal 2010 and 2009, respectively. As of March 31, 2010 and March 31, 2009, Sansui Sales and Akai Sales collectively owed Emerson $0 and $7,600, respectively, relating to this activity.

Sales of goods.  In addition to the product sourcing transactions described in the preceding paragraph, Emerson also purchased products on behalf of Sansui Sales and Akai Sales from third-party suppliers and sold these goods to Sansui Sales and Akai Sales. These transactions, the latest of which occurred in February 2008, were similar to the transactions described in the preceding paragraph; however, instead of utilizing transfer letters of credit provided by Sansui Sales’ and Akai Sales’ customers, Emerson utilized its own cash to pay Sansui Sales’ and Akai Sales’ suppliers. Emerson invoiced Sansui Sales and Akai Sales an amount that was marked up between two and three percent from the cost of the product. In September 2009, Emerson and Akai Sales reached an agreement related to certain defective products that Emerson had procured and sold to Akai Sales under this arrangement during the third quarter of fiscal 2007 under which Emerson agreed to accept a net charge of approximately $59,000 — approximately $101,000 from Akai Sales, upon which Emerson originally recognized approximately $4,000 of gross profit in the third quarter of fiscal 2007, offset by a credit from the factory from which Emerson procured the product of approximately $42,000. In September 2009, Emerson netted amounts owed to it from Akai Sales against this liability and settled this liability in full with Akai Sales during September 2009. As a result of these arrangements, Emerson recorded sales to Sansui Sales and Akai Sales, collectively, of $0 fiscal 2010 and 2009, respectively. At March 31, 2010 and March 31, 2009, Sansui Sales and Akai Sales collectively owed Emerson $0 and $9,600 relating to these activities, respectively and at both March 31, 2010 and March 31, 2009, Emerson had outstanding liabilities to suppliers of product invoiced to Sansui Sales and Akai Sales of $0.

Leases and Other Real Estate Transactions.

Rented Space in Hong Kong

Effective May 15, 2009, Emerson entered into an amended lease agreement with The Grande Properties Ltd., which shares the same ultimate major shareholder as Grande (“Grande Properties”), pursuant to which the space rented from Grande Properties was increased from 18,476 square feet to 19,484 square feet. This amended agreement by its terms expired on December 31, 2009.

Effective June 1, 2009, Emerson entered into another lease agreement with Grande Properties, pursuant to which additional space was rented from Grande Properties totaling 17,056 square feet for Emerson’s use to

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

refurbish certain returned products. In connection with this new space rental, during June 2009, Emerson paid a security deposit of approximately $71,400 to Grande Properties. This lease agreement expired on December 31, 2009

Effective January 1, 2010, Emerson entered into a lease agreement with Lafe Properties (Hong Kong) Limited, formerly known as The Grande Properties Ltd., (“Lafe”), pursuant to which Emerson rented 36,540 square feet from Lafe for the purpose of housing its Hong Kong based office personnel and for its use to refurbish certain returned products.

Rent expense and related service charges associated with these lease agreements with Grande totaled $703,000 and $414,000 for fiscal 2010 and fiscal 2009, respectively. The rent expense and related service charges associated with these lease agreements are included in the Consolidated Statements of Operations as a component of selling, general, and administrative expenses.

Emerson owed Lafe and Grande Properties $1,703 and $41,600 related to this activity at March 31, 2010 and March 31, 2009, respectively, and a security deposit paid by Emerson of $153,000 and $81,900 on the leased property described in this paragraph was held by Lafe and Grande Properties as of March 31, 2010 and March 31, 2009, respectively.

Rented Space in the People’s Republic of China

In December 2008, Emerson signed a lease agreement with Akai Electric (China) Ltd., a subsidiary of Grande, concerning the rental of office space, office equipment, and lab equipment for Emerson’s quality assurance personnel in Zhongshan, People’s Republic of China. The lease term began in July 2007 and ended by its terms in June 2009, at which time the agreement renews automatically on a month-by-month basis unless canceled by either party. The agreement has not been canceled by either party, and therefore remains in full force and effect as of March 31, 2010.

Rent charges with Akai Electric (China) Ltd. totaled approximately $109,000 and $264,000 for fiscal 2010 and fiscal 2009, respectively.

Emerson owed Akai Electric (China) Ltd. $0 related to the agreement at March 31, 2010 and approximately $9,500 at March 31, 2009. A security deposit paid by Emerson to Akai Electric (China) Ltd. of $31,600 on the leased property was held by Akai Electric (China) Ltd. as of both March 31, 2010 and March 31, 2009, respectively.

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

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Emerson decided to honor the request and paid $313,000 to Capetronic on September 30, 2008. These materials are the property of Capetronic.

Capetronic is currently in physical possession of Emerson’s molds originally required to produce the musical instruments, which Emerson wrote off in fiscal 2008.

Hong Kong Electronics Fairs (“HKEF”).  Emerson incurred costs totaling $152,633 for its participation in the 2008 HKEF. The total included $5,138 billed by Grande to Emerson for services rendered in connection with the event, and, as of March 31, 2010 and March 31, 2009, respectively, Emerson owed Lafe Technology (Hong Kong) Ltd $0 and $4,396 for related storage and delivery charges. In addition, Emerson billed Nakamichi Corporation Ltd, Akai Sales PTE Ltd. and Sansui Sales PTE Ltd. $33,823 for expenses that Emerson incurred on their behalf for the 2008 HKEF; and as of March 31, 2010 and March 31, 2009, respectively, $0 and $19,657 from Nakamichi Corporation Ltd, $0 and $8,222 from Akai Sales PTE Ltd, and $0 and $5,944 from Sansui Sales PTE Ltd was due to Emerson.

Between August and December 2007, Emerson paid invoices and incurred charges for goods and services relating to the 2007 HKEF of $153,069. Portions of these charges, totaling $87,353, were allocated and invoiced to affiliates of Grande in proportion to their respective share of space occupied and services rendered during the 2007 HKEF as follows: Nakamichi Corporation Ltd. $17,143, Akai Sales PTE Ltd $44,495 and Sansui Sales PTE Ltd $25,715. Akai Sales and Sansui Sales collectively owed Emerson $0 at March 31, 2010 and $6,437 at March 31, 2009 in connection with the 2007 HKEF.

Also, related to the 2006 and 2007 annual HKEF’s, Capetronic incurred charges and paid invoices on behalf of Emerson in the amount of $76,000 for which Emerson reimbursed Capetronic $48,000 for the 2007 HKEF in March 2008. Emerson paid Capetronic the remaining balance due of $28,000 for the 2006 HKEF on September 30, 2008. Emerson owed Capetronic $0 and $0 related to the 2006 and 2007 HKEF’s as of March 31, 2010 and March 31, 2009, respectively.

Other.

In January and February 2008, Emerson invoiced The GEL Engineering Corp. Ltd (“GEL”), an affiliate of Grande, for a portion of $7,900 travel expenses paid by Emerson, of which 70% pertained to travel for the benefit of GEL and 30% pertained to travel for Emerson. As of March 31, 2010 and March 31, 2009, respectively, GEL owed Emerson $0 and $5,500 as a result of this activity.

In June 2008, Emerson paid Capetronic $160,000 for reimbursement of payroll and travel expenses that Capetronic paid on behalf of Emerson from October 2007 through May 2008 for expenses related to Emerson employees located in mainland China.

In September 2008, Akai Sales invoiced Emerson for travel expenses and courier fees which Akai Sales paid on Emerson’s behalf. As of March 31, 2010 and March 31, 2009, respectively, Emerson owed Akai Sales $0 and $2,700 as a result of this activity.

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

In November 2008, Emerson determined that it needed to temporarily maintain access to a material amount of Renminbi to ensure an uninterrupted supply of factory product in the People’s Republic of China, due to the tightening of the local credit and exchange markets. Emerson did not have independent access to Renminbi because it does not own a legal entity in the People’s Republic of China. Emerson therefore advanced to Zhongshan Tomei Audio & Video Products Company Ltd. (Zhongshan Tomei) an amount of HK$20,705,300 — approximately US$2,655,000 — for which Zhongshan Tomei was prepared to disburse, as may be needed, an equivalent amount of Renminbi to Emerson’s factory suppliers upon Emerson’s direction. Once the need to transact in Renminbi passed, US$2,670,922 was repaid to Emerson by Soshin Onkyo International Ltd in December 2008, resulting in a foreign exchange gain to Emerson of $16,000 in December 2008.

In February 2009, Akai Sales invoiced Emerson for travel expenses which Akai Sales paid on Emerson’s behalf. As of March 31, 2010 and March 31, 2009, respectively, Emerson owed Akai Sales $0 and $3,100 as a result of this invoice.

In June 2009, Emerson paid a consulting fee of approximately $6,000 to a director of Grande related to its licensing business, certain potential business opportunity and the investigation of various international sales opportunities.

During September 2009, Nakamichi Corporation Ltd. invoiced Emerson approximately $1,000 for audio samples. As of March 31, 2010, Emerson owed Nakamichi Corporation Ltd. $0 as a result of this invoice.

In December 2009, Emerson paid a consulting fee and related expenses of approximately $8,000 to a director of Emerson for investigating a potential acquisition in 2008 and 2009.

In February 2010, Emerson paid a consulting retainer fee of approximately $16,000 to a director of Emerson for work to be performed by this director relating to the Emerson Radio Shareholder Derivative Litigation (“The Berkowitz Litigation”) described in Footnote 14 “Legal Proceedings”. Subsequent to the end of fiscal 2010, further amounts totaling $31,382 were paid to this director in April and June 2010 for this work upon presentation to Emerson by this director of an invoice covering the period December 2009 through June 2010. In May 2010, Emerson signed an agreement with this director, which formalized the arrangement and commits Emerson to paying a consulting fee of a minimum of $12,500 per quarter to this director relating to The Berkowitz Litigation.

During fiscal 2009, Grande paid Emerson’s quality assurance personnel in Renminbi in the People’s Republic of China on Emerson’s behalf for which Emerson subsequently paid a reimbursement to Grande. Under this arrangement, payroll and travel expenses, including the utilization of Grande employees paid on Emerson’s behalf by Grande and reimbursed by Emerson to Grande, were $0 for fiscal 2010 and $85,000 for fiscal 2009, respectively. Emerson owed Grande $0 for these activities at both March 31, 2010 and March 31, 2009, respectively.

During fiscal 2010, Emerson paid Innovative Capital Limited, a subsidiary of Grande, consulting fees of $125,000 for services rendered to Emerson during the first six months of fiscal 2010 by personnel of Grande. This consulting arrangement ended on September 30, 2009. Emerson owed $0 to Innovative Capital Limited at March 31, 2010 related to this arrangement.

During fiscal 2010, Akai Sales invoiced Emerson approximately $26,000 for travel expenses which Akai Sales paid on Emerson’s behalf. As of March 31, 2010, Emerson owed Akai Sales approximately $26,000 as a result of these invoices.

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 7, 2010, upon a request made to the Company by its foreign controlling shareholder, S&T International Distribution Limited (“S&T”), a subsidiary of Grande, the Company entered into an agreement with S&T whereby the Company returned to S&T on April 7, 2010 that portion of the taxes that the Company had withheld from the dividend paid on March 24, 2010 to S&T, which the Company believes is not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits. (see Note 17 “Subsequent Event”).

NOTE 4 —	PROPERTY, PLANT, AND EQUIPMENT:

As of March 31, 2010 and 2009, property, plant, and equipment from continuing operations is comprised of the following:

	2010	2009
	(In thousands)

Computer equipment & software	357	2,930
Furniture and fixtures	328	1,783
Machinery and equipment	802	737
Leasehold improvements	—	672
Building	2,008	—
Land	641	—

	4,136	6,122
Less accumulated depreciation and amortization	(1,005)	(4,983)

	$3,131	$1,139

Depreciation of property, plant, and equipment from continuing operations amounted to approximately $589,000 and $668,000 for the years ended March 31, 2010 and 2009, respectively. During fiscal 2010, the Company recorded dispositions of property, plant and equipment with gross book value totaling approximately $4.9 million and a corresponding loss on disposal of approximately $400,000.

NOTE 5 —	OTHER INTANGIBLE ASSETS

Other intangible assets as of March 31, 2010 and related amortization expense for the year then ended, consist of the amounts shown below (in thousands). Trademarks relate to costs incurred in connection with the licensing agreements for the use of certain trademarks and service marks in conjunction with the sale of our products. The cost of intangible assets and related accumulated amortization are removed from the Company’s accounts during the year in which they become fully amortized or otherwise impaired.

					Weighted Average
Fiscal Year Ended	Gross Carrying	Amortization	Accumulated	Amortization	Amortization
March 31, 2010	Amount	Expense	Amortization	Period	Period
	(In thousands)

Amortizable Intangible Assets
Trademarks	$1,830	$118	$224	15 years	15 years

					Weighted Average
Fiscal Year Ended	Gross Carrying	Amortization	Accumulated	Amortization	Amortization
March 31, 2009	Amount	Expense	Amortization	Period	Period
	(In thousands)

Amortizable Intangible Assets
Trademarks	$361	$24	$106	15 years	15 years

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2010, estimated amortization expense of other intangible assets for each of the next five years, and thereafter, is as follows (in thousands):

2011	$122
2012	122
2013	122
2014	122
2015	122
Thereafter	996

$1,606

NOTE 6 —	BORROWINGS:

Short-term Borrowings

At March 31, 2010 and March 31, 2009, there were $5.6 million and $5.7 million of short-term borrowings outstanding, respectively, under a credit line maintained with Smith Barney. This facility is backed exclusively by the Company’s auction rate securities, bears interest at the Fed Open Market Rate plus 0.25%, and these borrowings have no net carrying cost.

Long-term Borrowings

As of March 31, 2010 and 2009, long-term borrowings consisted of the following:

	2010	2009
	(In thousands)

Capitalized lease obligations and other	$231	$144

Less current maturities of capitalized lease obligations	30	85

Long-term debt and notes payable	$201	$59

Emerson Credit Facility:

On March 2, 2010, the Company entered into an amendment to its Revolving Credit Agreement with Wachovia Bank, whereby the facility was changed to allow only the issuance of 105% cash-collateralized Letters of Credit up to a maximum $15.0 million or a “Borrowing Base” as defined in the agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories. The interest rate charged to the Company on Letters of Credit ranges from Prime or, at the Company’s election, the London Interbank Offered Rate (“LIBOR”), plus an interest rate margin ranging between 1.25% to 2.25%, depending on excess availability and the type of Letter of Credit. Pursuant to the loan agreement, the Company is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender’s prior consent and is subject to certain leverage financial covenants. Borrowings under the loan agreement are secured by substantially all of the Company’s assets. The loan agreement expires by its terms on December 23, 2010 and the Company is currently evaluating its options with regard to its credit and banking needs.

At March 31, 2010 and March 31, 2009, there were approximately $1.8 million and $13.0 million of letters of credit outstanding under this facility.

As of March 31, 2010, the carrying value of this credit facility approximated fair value.

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of long-term borrowings as of March 31, 2010, by fiscal year and in the aggregate are as follows (in thousands):

2011	$30
2012	201
Thereafter	—

Total	231
Less current portion	30

Total long term portion	$201

NOTE 7 —	INCOME TAXES:

	2010	2009
	(In thousands)

Current:
Federal	$2	$—
Foreign, state and other	332	53
Prior year state and local	—	—
Deferred:
Federal	1,571	(108)
Foreign, state and other	466	(35)

	$2,371	$(90)

The Company files a consolidated federal return and certain state and local income tax returns.

The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory federal rate of 34% to earnings from continuing operations before minority interest and income taxes for the years ended March 31, 2010 and 2009 is analyzed below:

	2010	2009
	(In thousands)

Statutory provision (benefit)	$4,725	$(1,453)
Foreign subsidiary	(2,543)	1,197
State taxes	322	18
Permanent differences	27	—
Expiration of NOL	(159)	768
Valuation allowance	—	(611)
Other, net	(1)	(9)

Total income tax (benefit)	$2,371	$(90)

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2010 and 2009, the significant components of the Company’s deferred tax assets and liabilities were as follows:

	2010	2009
	(In thousands)

Deferred tax assets:
Current:
Accounts receivable reserves	$1,556	$2,494
Inventory reserves	1,340	2,132
Accruals	357	542
Stock warrants	166	166
Non-current:
Property, plant, and equipment	528	308
Impairment of auction rate securities	828	828
Net operating loss carryforwards	5,268	5,584
Stock compensation	84	78

Gross deferred tax assets	10,127	12,132
Valuation allowances	(157)	(157)

Total deferred tax assets	9,970	11,975
Deferred tax liabilities:
Current:
Accruals	—	—
Non-current:
Capital lease expense	119	87

Total Deferred Tax Liabilities	119	87

Net deferred tax assets	$9,851	$11,888

The amounts of federal net operating loss carryforwards (“NOLs”) on which the related deferred tax asset (“DTA”) was calculated are as follows as of March 31, 2010 (in millions $):

Loss Year (Fiscal)	Included in DTA	Expiration Year (Fiscal)

1997	2.8	2012
1999	1.3	2019
2008	7.8	2028
2009	3.2	2029

As of August 29, 2006 the overall deduction Emerson may utilize each year against its taxable income is limited to $5.9 million by IRC section 382.

The amounts of state NOLs available by year as of March 31, 2010 are as follows (in millions $):

Loss Year (Fiscal)	Included in DTA	Expiration Year (Fiscal)

2008	0.9	2015
2009	3.1	2016

The tax benefits related to these operating loss carryforwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income (loss) of foreign subsidiaries before taxes was $8,396,000 and $(3,521,000) for the years ended March 31, 2010 and 2009, respectively.

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

A reconciliation of the Company’s changes in uncertain tax positions from April 1, 2009 to March 31, 2010 is as follows:

In 000’s

Total amount of unrecognized tax benefits as of April 1, 2009	$121
Gross increases in unrecognized tax benefits as a result of tax positions taken during a prior period	—
Gross decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	—
Gross increases in unrecognized tax benefits as a result of tax positions taken during the current period	—
Gross decreases in unrecognized tax benefits as a result of tax positions taken during the current period	—
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	—
Reductions to unrecognized tax benefits as a result of lapse of statute of limitations	—
Total amount of unrecognized tax benefits as of March 31, 2010	$121

The effective tax rate on our income from continuing operations before income taxes for fiscal 2010 differs from the federal statutory rate primarily as a result of difference in tax rate between U.S. and foreign jurisdictions, state income taxes, and change in net operating loss carryforwards. The effective tax rate on our loss from continuing operations before income taxes for fiscal 2009 differs from the federal statutory rate primarily as a result of difference in tax rate between U.S. and foreign jurisdictions, state income taxes, change in net operating loss carryforwards and change in valuation allowance.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of March 31, 2010:

Jurisdiction	Open Tax Years

U.S. Federal	2006-2009
U.S. States	2006-2009
Foreign	2004-2009

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

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases warehouse and office space with annual commitments as follows (in thousands):

		Rental Commitments
Fiscal Years	Amount	Affiliate	Non-Affiliate

2011	1,558	410	1,148
2012	424	—	424
2013	93	—	93
2014	—	—	—
Thereafter	—	—	—

Total	$2,075	$410	$1,665

Rent expense from continuing operations resulting from leases from non-affiliates, which includes month-to-month leases, aggregated $2,439,000 and $2,352,000, respectively, for fiscal 2010 and 2009.

Letters of Credit:

At March 31, 2010 and March 31, 2009, there were approximately $1.8 million and $13.0 million of letters of credit outstanding under this facility.

(see Note 6 “Borrowings”).

Capital Expenditure and Other Commitments:

As of March 31, 2010, there were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product.

Employee Benefit Plan:

The Company currently sponsors a defined contribution 401(k) retirement plan which is subject to the provisions of the Employee Retirement Income Security Act. The Company matches a percentage of the participants’ contributions up to a specified amount. These contributions to the plan for fiscal 2010 and 2009 were $104,000 and $193,000, respectively, and were charged to operations for the periods presented.

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

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of transactions during the last two years is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding — April 1, 2008	37,334	$2.32
Cancelled	(3,334)	1.00
Outstanding — March 31, 2009	34,000	$2.45
Cancelled	(32,000)	2.54

Outstanding — March 31, 2010	2,000	$1.00

Exercisable at March 31, 2010	2,000	$1.00

The following table provides additional information as to the options outstanding under the Stock Compensation Program and the 2004 Employee Stock Option Plan as of March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted
		Average	Average		Weighted
	Amount	Remaining	Exercise	Amount	Average
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Exercise Price

$1.00	2,000	0.3	$1.00	2,000	$1.00

Subject to the terms set forth in each option agreement, generally, the term of each option is ten years, except for incentive stock options issued to any person who owns more than 10% of the voting power of all classes of capital stock, for which the term is five years. Unless otherwise provided, options may not be exercised during the first year after the date of the grant. Thereafter, each option becomes exercisable on a pro rata basis on each of the first through third anniversaries of the date of the grant. The exercise price of options granted must be equal to or greater than the fair value of the shares on the date of the grant, except that the option price with respect to an option granted to any person who owns more than 10% of the voting power of all classes of capital stock shall not be less than 110% of the fair value of the shares on the date of the grant. As of March 31, 2010, there were a total of 2,000 options outstanding with an exercise price of $1.00 per share. As of March 31, 2010, all of the options outstanding were fully vested. At March 31, 2010, 2009 and 2008, the weighted average exercise price of exercisable options under the Program was $1.00, $2.45 and $2.32, respectively.

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

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of transactions under the plan for the two years ended March 31, 2010 is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding — April 1, 2008	175,000	$3.18
Cancelled	(75,000)	3.19
Outstanding — March 31, 2009	100,000	$3.17

Outstanding — March 31, 2010	100,000	$3.17

Exercisable at March 31, 2010	100,000	$3.17

The following table provides additional information as to the options outstanding under the Non-Employee Director Stock Option Plan as of March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted
		Average	Average		Weighted
	Amount	Remaining	Exercise	Amount	Average
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Exercise Price

$3.07	25,000	5.8	$3.07	25,000	$3.07
$3.19	50,000	6.6	3.19	50,000	3.19
$3.23	25,000	5.7	3.23	25,000	3.23

	100,000	6.2	$3.17	100,000	$3.17

There were no options granted during the fiscal years ending March 31, 2010 or 2009. As of March 31, 2010, there were a total of 100,000 options outstanding with exercise prices ranging from $3.07 per share to $3.23 per share. As of March 31, 2010, all of the options outstanding were fully vested. At both March 31, 2010 and 2009, the weighted average exercise price of exercisable options under the Non-Employee Director Stock Option Plan was $3.17.

NOTE 10 —	SHAREHOLDERS’ EQUITY:

Common Shares:

Authorized common shares total 75,000,000 shares of common shares, par value $0.01 per share, of which, 27,129,832 were issued and outstanding as of March 31, 2010 and 2009. Shares held in treasury at March 31, 2010 and 2009 were 25,835,965.

Common Stock Repurchase Program:

In January 2000, September 2001 and September 2003, the Company’s Board authorized share repurchase programs for 5,000,000 shares, 1,000,000 shares, and 2,000,000 shares, respectively. No shares were repurchased in fiscal 2010 or fiscal 2009. As of March 31, 2010, 732,377 shares remain available for repurchase under the program established in September 2003.

Series A Preferred Stock:

The Company has issued and outstanding 3,677 shares of Series A Preferred Stock, (“Preferred Stock”) $.01 par value, with a face value of $3,677,000, which had no determinable market value as of March 31, 2010. Effective March 31, 2002, the previously existing conversion feature of the Preferred Stock expired. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	MARKETABLE SECURITIES:

As of both March 31, 2010 and March 31, 2009, respectively, the Company had a $6.0 million net book value investment in trading securities, consisting entirely of student loan auction rate securities (“SLARS”). These securities have long-term nominal maturities for which interest rates are reset through a Dutch auction process at pre-determined calendar intervals; a process which, prior to February 2008, had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the U.S. credit and capital markets, these SLARS have had multiple failed auctions. Based on the fact that there were no cash redemptions made by the issuers to the Company, an independent valuation and its internal analysis, the Company concluded at March 31, 2010 that these securities had not changed in value since March 31, 2009. During fiscal 2009, the issuers of these SLARS redeemed $5.8 million for cash, and based on this fact, an independent valuation and its internal analysis, the Company recorded an impairment charge of $117,000 during fiscal 2009. These SLARS have AAA/Aaa and AAA/Baa3 credit ratings as of March 31, 2010, and have been classified as long-term investments in the Company’s Consolidated Balance Sheet as a consequence of their uncertain short-term liquidity. See Item 1A. Risk Factors, “A decline in the value of the auction rate securities included in the Company’s investments could materially adversely affect its earnings and continue to materially adversely affect its liquidity.”

NOTE 12 —	NET EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share for the years ended March 31, 2010 and March 31, 2009:

	2010	2009
	(In thousands, except per share data)

Numerator:
Income (loss) from continuing operations for basic and diluted earnings per share	$11,370	$(4,183)

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130
Effect of dilutive securities on denominator:
Options	1	—

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,131	27,130

Income (loss) from continuing operations
Basic and diluted loss per share	$.42	$(.16)

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

The Company is party to numerous license agreements that allow licensees to use its trademarks for the manufacture and/or the sale of consumer electronics and other products and are referred to as “outward licenses”. These license agreements (i) allow the licensee to use the Company’s trademarks for a specific product category, or for sale within specific geographic areas, or for sales to a specific customer base, or any combination of the above, or any other category that might be defined in the license agreement, (ii) may be subject to renewal at the initial

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expiration of the agreements and are governed by the laws of the United States and (iii) have expiration dates ranging through December 2015.

In addition to “outward licenses”, the Company enters into “inward licenses”, which allow the Company to use the name, trademark, logo or technology of third parties in the sale and distribution of products.

Effective January 2007, the Company entered into an inward license agreement with Mattel, Inc. to license the Barbie and Hot Wheels names, trademarks and logos. In March 2008, the Company entered into an amendment to this license agreement, adding the U.B. Funkeys names, trademarks and logos. Under the license agreement, the Company was producing and selling a line of Barbietm Real Electronics, Hot Wheelstm and U.B. Funkeystm products. The license agreement and amendments expired in December 2009 and were not renewed. The Company is subject to a final payment obligation of $421,000 at March 31, 2010.

Effective July 2005, the Company entered into an inward license agreement with Apple Computer Inc. The license, which automatically renews for successive one-year terms after June 2007 and is cancellable by either party, will remain in effect unless terminated in accordance with the terms of the agreement. The license allows the Company to develop and market products that are compatible with iPod® portable audio and video devices. In addition, the license further provides the right to use the “made for iPod®” logo on all of the Company’s packaging and promotional material.

NOTE 14 —	LEGAL PROCEEDINGS:

In re: Emerson Radio Shareholder Derivative Litigation.  In late 2008, the plaintiffs in two previously filed derivative actions (the Berkowitz and Pinchuk actions) filed a consolidated amended complaint naming as defendants two current and one former director of the Company and alleging that the named defendants violated their fiduciary duties to the Company in connection with a number of related party transactions with affiliates of The Grande Holdings, Ltd., the Company’s controlling shareholder. In January 2009, the individual defendants filed an answer denying the material allegations of the complaint. In May 2010, the plaintiffs and the defendants agreed in principle to settle the matter with a payment to the Company by or on behalf of the defendants of $3.0 million. Finalization of the settlement is subject, among other things, to (i) execution by the parties of a definitive settlement agreement; (ii) written notification of the proposed settlement to shareholders in a form approved by the Delaware Court of Chancery and (iii) approval by the Delaware Court of Chancery of the settlement, including the award of legal fees payable to plaintiffs’ counsel from the $3.0 million to be paid in settlement by or on behalf of the defendants.

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

NOTE 15 — GEOGRAPHIC INFORMATION:

Net revenues and identifiable assets from continuing operations of the Company for the fiscal years ended March 31, 2010 and March 31, 2009 are summarized below by geographic area (in thousands). Net revenues are attributed to geographic area based on location of customer.

	Year Ended March 31, 2010
	U.S.	Foreign	Consolidated

Net third party revenue	$205,536	$1,424	$206,960

Identifiable assets	$65,247	$4,009	$69,256

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2009
	U.S.	Foreign	Consolidated

Net third party revenue	$198,831	$1,750	$200,581

Identifiable assets	$83,141	$2,903	$86,044

At March 31, 2010 and March 31, 2009, respectively, foreign identifiable assets included amounts due from several wholly-owned subsidiaries of Grande in the aggregate amount of $185,000 and $192,000. See Note 3 “Related Party Transactions”. In addition to operating assets, at March 31, 2010 and March 31, 2009, respectively, there were non-operating assets of $8,644,000 and $8,641,000 located in foreign countries.

NOTE 16 —	DISCONTINUED OPERATIONS:

On April 16, 2009, the Company entered into an agreement with Advanced Sound and Image, LLC, a Delaware limited liability company (“ASI”), ADCOM, LLC, an Arizona limited liability company (“ADCOM”), Quality Technology Electronics (Thailand) LTD, a Thai corporation (“QTE”) and Daniel Donnelly, pursuant to which, among other things, the Company sold (a) to ASI all of its membership interest in ASI and (b) to QTE all of its right, title and interest in and to certain loan documentation relating to a secured line of credit made available to ASI under which approximately $1.2 million was due and payable to the Company as of April 16, 2009 As a result of this transaction, the Company has presented as discontinued operations, net of taxes, its share of the results of operations of ASI for the fiscal years ending March 31, 2010 and 2009, along with the approximately $1.0 million write-down loss it recorded in March 2009 on the April 2009 sale of its note receivable from ASI.

Discontinued operations, net of tax for the fiscal years ending March 31, 2010 and 2009, relating to this transaction were $55,000 and $634,000, respectively.

NOTE 17 —	SUBSEQUENT EVENT:

On April 7, 2010, upon a request made to the Company by its foreign controlling shareholder, the Company entered into an agreement with this shareholder whereby the Company returned to this shareholder on April 7, 2010 that portion of the taxes that the Company had withheld from the dividend paid on March 24, 2010 to this shareholder, which the Company believes is not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits. The Company has remitted the balance of the tax withheld from the dividend payments it made on March 24, 2010 to its foreign shareholders to the appropriate U.S. taxing authorities.

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

As a result of its internal assessment, the Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to ensure that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective.

In its Annual Report on Form 10-K for the Fiscal Year ended March 31, 2009, the Company reported that the Company did not have adequate internal controls in place to ensure the accuracy of its financial statements, and that as a result, inadequate communication between departments and inadequate review over the financial statements caused the Company to misstate its results of operations for the three month periods ended June 30, 2008 and September 30, 2008, which led the Company to subsequently restate the results of those periods and issue revised financial statements accordingly. Because the amounts to be restated in such quarters offset each other, the six months ended September 30, 2008 continued to fairly present the Company’s results of operations and financial condition for the period and as of that date and therefore did not need to be restated.

The Company’s management has concluded that, based on a completed restructuring of its U.S. accounting and operations departments, as well as implementation of improved accounting and financial reporting controls during fiscal 2010, the material weakness previously disclosed in its annual report on Form 10-K for the year ended March 31, 2009, as described above, has been fully remediated.

In its Annual Report on Form 10-K for the Fiscal Year ended March 31, 2009, the Company also reported that the Company did not have adequate procedures in place to prevent related party transactions which give rise to potential conflicts of interest. As a result the Company entered into a transaction in which a subsidiary advanced funds to a related party without proper approval. The transaction was noted immediately as an unapproved transaction, and all the advanced funds were repaid to the Company on a timely basis.

The Company’s management has concluded that, based on the formation during fiscal 2010 of a related party review committee consisting of three board members and the issuance to all personnel and the Board of Directors of an accompanying related party transaction policy update, and the fact that no unapproved or improperly approved related party transactions were entered into by the Company since the formation of such committee, the material weakness previously disclosed in its annual report on Form 10-K for the year ended March 31, 2009, as described above, has been fully remediated.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2010, the Company’s Board of Directors formed and constituted a Related Party Transaction Review Committee of the Board of Directors for the purpose of reviewing and approving proposed related party transactions over a certain dollar level. Accordingly, management then issued a revised global related party transaction policy. Management believes that this change in the Company’s internal control over the approval of related party transactions materially improves, or is reasonably likely to materially improve, the Company’s internal control over financial reporting because the approval required for related party transactions over a certain dollar threshold has been elevated from its former placement at a management level only to a formalized committee of the Board of Directors.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2010.

Item 11.	EXECUTIVE COMPENSATION

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2010.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2010.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2010.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2010.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements.  The following financial statements of Emerson Radio Corp. are included in Item 8 of Part II of this Annual Report on Form 10-K:

All financial statement schedules are omitted from this Annual Report on Form 10-K, as they are not required or applicable or the required information is included in the financial statements or notes thereto.

3. Exhibits.  The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

Exhibit
Number

3.1		Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).
3.4		Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit (3) (b) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).
3.5		Amendment dated February 14, 1996 to the Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).
3.6		By-Laws of Emerson (incorporated by reference to Exhibit 3.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).
3.7		Amendment dated November 28, 1995 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).
3.8		Amendment effective as of November 10, 2009 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.1 of Emerson’s Current Report on Form 8-K filed on November 16, 2009).
10.12		License Agreement effective as of January 1, 2001 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10) (z) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10	.12.1	First Amendment to License Agreement dated February 19, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.1) of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2002).

Exhibit
Number

10	.12.2	Second Amendment to License Agreement effective August 1, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.2) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10	.12.3	Third Amendment to License Agreement effective February 18, 2004 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit 10.12.3 of Emerson’s Annual Report on Form 10-K for the year ending March 31, 2004).
10	.12.4	Fourth Amendment to License Agreement effective December 3, 2004 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit (10.12.4) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).
10	.12.5	Fifth Amendment to License Agreement effective May 18, 2005 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit (10.12.5) of Emerson’s Annual Report on Form 10-K for the year ending March 31, 2005).
10	.12.7	Seventh Amendment to License Agreement effective December 22, 2005 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit 10.1 of Emerson’s Current Report on Form 8-K filed on December 29, 2005).
10.13		Second Lease Modification dated as of May 15, 1998 between Hartz Mountain, Parsippany and Emerson (incorporated by reference to Exhibit (10) (v) of Emerson’s Annual Report on Form 10-K for the year ended April 3, 1998).
10	.13.1	Third Lease Modification made the 26th day of October, 1998 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended October 2, 1998).
10	.13.2	Fourth Lease Modification made the 12th day of February, 2003 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10.13.2) of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2003).
10	.13.3	Lease Agreement dated as of October 8, 2004 between Sealy TA Texas, L.P., a Georgia limited partnership, and Emerson Radio Corp. (incorporated by reference to Exhibit (10.13.3) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10	.13.4	Fifth Lease Modification Agreement made the 2nd day of December, 2004 between Hartz Mountain Industries, Inc. and Emerson (incorporated by reference to Exhibit (10.13.3) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).
10	.13.5	Lease Agreement (Single Tenant) between Ontario Warehouse I, Inc., a Florida corporation, as Landlord, and Emerson Radio Corp., a Delaware corporation, as Tenant, effective as of December 6, 2005 (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on January 4, 2006).
10	.13.6	Letter agreement, dated November 28, 2005, between Emerson Radio Corp. and The Grande Group (Hong Kong) Limited regarding lease of office space. (Incorporated by reference to Exhibit 10.13.6 to Emerson’s Annual Report on Form 10-K for the year ended March 31, 2006).
10	.13.7	Letter agreement, dated November 29, 2005, between Emerson Radio Corp. and The Grande Group (Hong Kong) Limited regarding management services for office space. (Incorporated by reference to Exhibit 10.13.7 to Emerson’s Annual Report on Form 10-K for the year ended March 31, 2006).
10	.18.1	Emerson Radio Corp. 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 1 of Emerson’s 2004 Proxy Statement).
10	.18.2	Emerson Radio Corp. 2004 Non-Employee Outside Director Stock Option Plan (incorporated by reference to Exhibit 2 of Emerson’s 2004 Proxy Statement).
10.25		Employment Agreement, dated as of April 3, 2007, by and between Emerson Radio Corp. and Greenfield Pitts (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed with the SEC on April 6, 2007).
10.26		Employment Agreement, dated as of October 15, 2007, by and between Emerson Radio Corp. and John Spielberger (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on July 11, 2008).

Exhibit
Number

10	.27.5	Loan and Security Agreement dated as of December 23, 2005, among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd., and Emerson Radio International Ltd. (as Borrowers) and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 of Emerson’s Form 8-K dated December 29, 2005).
10	.27.6	Seventh Amendment to Loan and Security Agreement dated as of December 23, 2005 among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd. and Emerson Radio International Ltd. (as Borrowers) and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.27.6 of Emerson’s Annual Report on Form 10-K/A for the year ended March 31, 2009).
10	.27.7	Eighth Amendment to Loan and Security Agreement dated as of December 23, 2005 among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd. and Emerson Radio International Ltd.*
10	.27.8	Ninth Amendment to Loan and Security Agreement dated as of December 23, 2005 among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd. and Emerson Radio International Ltd.*
10	.28.1	Form of Common Stock Warrant Agreement entered into on October 7, 2003 by and between Emerson Radio Corp. and Ladenburg Thalmann & Co., Inc. (Incorporated by reference to Exhibit 10.28.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).
10	.28.2	Common Stock Purchase Warrant Agreement entered into on August 1, 2004 by and between Emerson Radio Corp. and EPOCH Financial Services, Inc. (incorporated by reference to Exhibit 10.28.2 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10	.28.3	Stock Purchase Agreement among Emerson Radio Corp., Collegiate Pacific Inc. and Emerson Radio (Hong Kong) Limited, dated July 1, 2005 (incorporated by reference to Exhibit 2.1 to Emerson’s Current Report on Form 8-K filed on July 8, 2005).
10.29		Employment Agreement dated as of October 1, 2009 between Emerson and Duncan Hon (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on November 16, 2009).
14.1		Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2004).
21.1		Subsidiaries of the Company as of March 31, 2010.*
23.1		Consent of Independent Registered Public Accounting Firm — MSPC, Certified Public Accountants and Advisors, Professional Corporation.*
31.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32		Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

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

Dated: July 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher Ho Christopher Ho	Chairman of the Board of Directors	July 14, 2010

/s/ Eduard Will Eduard Will	Vice Chairman of the Board of Directors	July 14, 2010

/s/ Adrian Ma Adrian Ma	Chief Executive Officer (Principal Executive Officer) and Director	July 14, 2010

/s/ Duncan Hon Duncan Hon	Deputy Chief Executive Officer and Director	July 14, 2010

/s/ Greenfield Pitts Greenfield Pitts	Chief Financial Officer (Principal Financial and Accounting Officer), and Director	July 14, 2010

/s/ Mirzan Mahathir Mirzan Mahathir	Director	July 14, 2010

/s/ Kareem E. Sethi Kareem E. Sethi	Director	July 14, 2010

/s/ Terence A. Snellings Terence A. Snellings	Director	July 14, 2010