Form 10-K/A
period 2010-03-31
EMERSON RADIO CORP
filed 2010-07-29
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-07731
EMERSON RADIO CORP.
(Exact name of registrant as specified in its charter)

Delaware	22-3285224

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

85 Oxford Drive, Moonachie, NJ	07074

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (973) 428-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	NYSE Amex
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
Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2009 (computed by reference to the last reported sale price of the Common Stock on the NYSE Amex on such date): $14,682,048
Number of Common Shares outstanding at July 29, 2010: 27,129,832
DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE
     Unless the context otherwise requires, the term “the Company” and “Emerson,” refers to Emerson Radio Corp. and its subsidiaries.
     This Amendment No. 1 on Form 10-K/A (the “Form 10/KA”) to the Annual Report on Form 10-K (the “Annual Report”) of the Company for the fiscal year ended March 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2010, is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended March 31, 2010, and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, the Company is including with this Form 10-K/A certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on July 14, 2010 or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

Item	Page
Part III 10. Directors, Executive Officers and Corporate Governance	3
11. Executive Compensation	6
12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	9
13. Certain Relationships and Related Transactions and Director Independence	10
14. Principal Accountant Fees and Services	12
Part IV 15. Exhibits and Financial Statements	14
Signatures	15
Exhibit Index
EX-31.1
EX-31.2
EX-32

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
     The following table sets forth certain information regarding the current directors of Emerson Radio Corp. (“Emerson,” “us” or the “Company”).

		Year First
		Became
Name	Age	Director	Principal Occupation or Employment
Christopher Ho	59	2006	Christopher Ho has served as the Company’s Chairman since July 2006. Mr. Ho is presently the Chairman of The Grande Holdings Ltd. (“Grande Holdings”), a Hong Kong based group of companies engaged in a number of businesses including the manufacture, sale and distribution of audio, video and other consumer electronics and video products. Grande Holdings beneficially holds approximately 56.2% of the Company’s outstanding common shares. Mr. Ho also currently serves as Chairman of Lafe Corporation Limited, a company listed on the Singapore Exchange. Mr. Ho graduated with a Bachelor of Commerce degree from the University of Toronto in 1974. He is a member of the Canadian Institute of Chartered Accountants as well as a member of the Society of Management Accountants of Canada. He also is a certified public accountant (Hong Kong) and a member of the Hong Kong Society of Accountants. He was a partner in an international accounting firm before joining Grande Holdings and has extensive experience in corporate finance, international trade and manufacturing.

			Based on Mr. Ho’s position as Chairman of the Company’s largest beneficial owner and his experience in the consumer electronics industry, the Board of Directors (“the Board”) believes that he is well qualified to serve as a director of the Company.

Adrian Ma (1)	65	2006	Adrian Ma, a director of the Company since March 30, 2006, has been the Company’s Chief Executive Officer since March 30, 2006 and also served as its Chairman from March 30, 2006 through July 26, 2006. In addition, Mr. Ma is a director of Grande Holdings. He has more than 30 years experience as an Executive Chairman, Executive Director and Managing Director of various organizations focused primarily in the consumer electronics industry. Mr. Ma also is Director of Lafe Corporation Ltd. and Chairman of Sansui Electric Co. Ltd.

			Based on Mr. Ma’s position as a director of the Company’s largest beneficial owner, his experience in the consumer electronics industry, and his role as Chief Executive Officer of the Company, the Board believes that he is well qualified to serve as a director of the Company.

Greenfield Pitts	60	2006	Greenfield Pitts has served as the Company’s Chief Financial Officer since February 2007 and a director since March 2006. Mr. Pitts has a 30-year background in international banking and was associated with Wachovia Bank, the Company’s present lender, for more than 25 years, with assignments in London, Atlanta and Hong Kong. From 1997 to 2006, he was in Hong Kong managing a joint venture between Wachovia and HSBC, later working in Corporate Finance for Wachovia Securities.

			Based on Mr. Pitts’ background in international banking and finance and his role as Chief Financial Officer of the Company, the Board believes that he is well qualified to serve as a director of the Company.

Eduard Will (1) (3)	68	2006	Eduard Will has been the Company’s Vice Chairman since October 2007 and a director since July 2006. From July 2006 until October 2007, Mr. Will served as the Company’s President- North American Operations. Prior to becoming President- North American Operations, Mr. Will was the Chairman of the Company’s Audit Committee from January 2006 through July 2006. From 2001 to 2002 Mr. Will served as Chief Executive Officer of Boca Research, Inc. Mr. Will has more than 37 years experience as a merchant banker, senior advisor and director

		Year First
		Became
Name	Age	Director	Principal Occupation or Employment
of various public and private companies. Presently, Mr. Will is serving on the Board of Directors or acting as Senior Adviser to Ricco Capital (Holdings) Ltd. (Hong Kong), South East Group (Hong Kong) and Integrated Data Corporation.

			Based on Mr. Will’s background in merchant banking and service on a variety of corporate boards, the Board believes that he is well qualified to serve as a director of the Company.

Duncan Hon	49	2009	Duncan Hon was appointed as the Company’s Deputy Chief Executive Officer in November 2009 and a director since February 2009. Mr. Hon also serves as Chief Executive Officer of the Branded Distribution Division of Grande Holdings. Mr. Hon has also served as a director of Grande and several of its subsidiaries. Mr. Hon currently serves as a director and deputy Chairman of the Board of Sansui Electric Co. Ltd., which is listed on the Tokyo Stock Exchange. From 2004 to 2007, Mr. Hon served as a director of Smart Keen International Limited, a Hong Kong company, providing financial consulting services. He is a member of the Hong Kong Institute of Certified Public Accountants and the Association of Chartered Certified Accountants.

			Based on Mr. Hon’s position as an executive for the Company’s largest beneficial owner, his experience in management and accounting, and his role as the Company’s Deputy Chief Executive Officer, the Board believes that he is well qualified to serve as a director of the Company.

Mirzan Mahathir (1) (3)	51	2007	Mirzan Mahathir has been a director since December 2007. Mr. Mahathir currently manages his investments in Malaysia and overseas while facilitating business collaboration in the region. Previously, Mr. Mahathir worked for IBM Corporation and Salomon Brothers. Since 1992, Mr. Mahathir has served as the Executive Chairman and President of Konsortium Logistik Berhad, a Malaysian logistic solutions Provider listed on the Kuala Lumpar Stock Exchange. He also is the Chairman and CEO of Crescent Capital Sdn Bhd, a Malaysian investment holding and independent strategic and financial advisory firm which he founded and the President of the Asian Strategy and Leadership Institute (ASLI), a leading organizer of business conferences, secretariat for business councils and Public Policy research centre. Currently, Mr. Mahathir holds directorships in Petron Corporation and AHB Holdings Berhad, companies listed on the Bursa Malaysia, and Lafe Corporation Ltd., a company listed on the Singapore Exchange. He is also a member of the Wharton Business School Asian Executive Board. During the past five years, Mr. Mahathir served on the board of directors of Worldwide Holdings Berhad and San Miguel Corporation. During the past five years, Mr. Mahathir also served as a member of the UN/ESCAP Business Advisory Council and the American Bureau of Shipping Southeast Asia Committee.

			Based on Mr. Mahathir’s executive management and directorship experience, the Board believes that he is well qualified to serve as a director of the Company.

Kareem E. Sethi (2) (3)	33	2007	Kareem E. Sethi has been a director since December 2007. Mr. Sethi has served as Managing Director of Streetwise Capital Partners, Inc. since 2003. From 1999 until 2003, Mr. Sethi was Manager, Business Recovery Services for PricewaterhouseCoopers Inc.

			Based on Mr. Sethi’s experience in accounting, corporate finance and portfolio management, the Board believes that he is well qualified to serve as a director of the Company.

Terence A. Snellings (2)	60	2008	Terence A. Snellings has been a director since August 2008. Mr. Snellings has served as Director of Finance and Administration of Refugee Resettlement and Immigration Services of Atlanta, Inc., a non-profit agency that provides an entry into the American culture for refugees. From 1986 until April 2006, Mr. Snellings served as Managing Director of Wachovia Services, Ltd., where he managed investment banking origination activities of the Asia-Pacific Group within Wachovia Securities Corporate and Investment Banking Division.

			Based on Mr. Snellings’ experience in international banking and finance, the Board believes that he is well qualified to serve as a director of the Company.

(1)	Member of the Corporate Governance, Nominating and Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Related Party Transaction Review Committee

Board of Directors and Committees
     The Company’s Board of Directors presently consists of eight directors and its composition is unchanged since the beginning of the Company’s fiscal year ended March 31, 2010 (“Fiscal 2010”) — Messrs. Ho, Ma, Pitts, Hon, Will, Mahathir, Sethi and Snellings currently serve on the Company’s Board of Directors. Three of the eight current directors, Messrs. Mahathir, Sethi and Snellings, meet the definition of independence as established by the NYSE Amex and SEC rules.
     The Company’s Board of Directors has three standing committees, the Audit Committee, which is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, the Corporate Governance, Nominating and Compensation Committee and the Related Party Transaction Review Committee.
     The Company’s Audit Committee currently consists of Mr. Sethi and Mr. Snellings, each of whom meets the definition of independence as established by the NYSE Amex and SEC rules and its composition is unchanged since the beginning of Fiscal 2010. Mr. Sethi is currently the Chairman of the Audit Committee and the “audit committee financial expert.” Pursuant to Section 803(B)(2)(c) of the NYSE Amex Company Guide (the “Company Guide”), as a smaller reporting company, the Company is required to have an audit committee of at least two independent members, as defined by the listing standards of the NYSE Amex.
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
Director Qualifications
     The Board of Directors believes that the Company and its stockholders are best served by having leadership personnel from the Company’s principal stockholder and individuals who have extensive experience in the Company’s industry and knowledge of the Company’s competitive landscape serve on its board of directors. The Board of Directors also believes that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow the Board of Directors to fulfill its responsibilities. Please refer to the biographies of each of the Company’s directors for a discussion of the specific experience, qualifications, attributes or skills that led to the conclusion that each individual should serve as a director.
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
Executive Officers
     The following table sets forth certain information regarding the executive officers of Emerson:

			Year
Name	Age	Position	Became Officer
Adrian Ma	65	Chief Executive Officer and Director	2006
Duncan Hon	49	Deputy Chief Executive Officer and Director	2009
Greenfield Pitts	60	Chief Financial Officer and Director	2007
     Adrian Ma has served as the Company’s Chief Executive Officer since March 30, 2006 and served as the Company’s Chairman of the Board of Directors from March 30, 2006 through July 26, 2006. Mr. Ma continues to serve as a director. See Mr. Ma’s biographical information above.
     Duncan Hon has served as the Company’s Deputy Chief Executive Officer since November 10, 2009 and a director since February 2009. See Mr. Hon’s biographical information above.
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
     Except as set forth below, based solely upon a review of Forms 3 and 4 and amendments to these forms furnished to the Company, all parties subject to the reporting requirements of Section 16(a) filed all such required reports during and with respect to Fiscal 2010.
     Based on information obtained from Grande Holdings, the Company is aware that 3,900 and 387,299 shares of the Company’s Common Stock that were beneficially held by Grande Holdings, were sold on March 1, 2010 and March 2, 2010, respectively. As of July 29, 2010, these transactions have not been reported on a Form 4 filed by Grande Holdings or any persons that file jointly with Grande Holdings.
ITEM 11 — EXECUTIVE COMPENSATION AND OTHER INFORMATION
Summary Compensation Table
     The following Summary Compensation Table sets forth information concerning compensation for services rendered in all capacities to the Company and its subsidiaries for Fiscal 2010 and Fiscal 2009 which was awarded to, earned by or paid to each person who served as the Company’s principal executive officer at any time during Fiscal 2010, the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers as of March 31, 2010 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the smaller reporting company as of March 31, 2010 (collectively, the “Named Executive Officers”).

					All Other
Name and	Fiscal			Option	Compensation
Principal Position	Year	Salary($)	Bonus($)(1)	Awards($)(2)	($)		Total ($)
Adrian Ma	2010	$350,000	—	—	—		$350,000
President and	2009	$350,000	—	—	—		$350,000
Chief Executive Officer

Duncan Hon (3)	2010	$150,000	—	—	$87,404	(4)	$237,404
Deputy Chief Executive Officer	2009	—	—	—	—		—

Greenfield Pitts	2010	$250,000	—	—	$20,153	(5)	$270,153
Chief Financial Officer	2009	$250,000	—	—	$23,459		$273,459

John Spielberger (6)	2010	$250,000	—	—	$23,181	(5)	$273,181
Former President — North American Operations	2009	$250,000	—	—	$23,461		$273,461

(1)	Represents bonus paid for such fiscal year.

(2)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for stock options awarded in the applicable fiscal year. There were no stock options awarded during the fiscal years ended March 31, 2010 or March 31, 2009.

(3)	Mr. Hon was appointed as the Company’s Deputy Chief Executive Officer on November 10, 2009 and began receiving a salary effective October 1, 2009.

(4)	Represents $85,000 paid by the Company on behalf of Mr. Hon to settle Mr. Hon’s U.S. federal and state income tax liabilities related to U.S. sourced income earned by him from all sources in fiscal 2010, and $2,404 paid by the Company for medical insurance for Mr. Hon during fiscal 2010.

(5)	Represents the incremental cost to the Company of all personnel benefits, including medical and dental insurance and the Company’s match for its 401(K) plan, to our Named Executive Officers. Such personnel benefits are available to all employees of the Company in accordance with the Company’s standard employment practices.

(6)	Mr. Spielberger gave notice to the Company of his resignation as the Company’s President — North American Operations on December 15, 2009, and his employment with the Company terminated on March 15, 2010.
Employment Agreements.
     During Fiscal 2010, the Company had employment agreements with certain of its Named Executive Officers, each of which is described below.
     Duncan Hon. Duncan Hon, our Deputy Chief Executive Officer, entered into an employment agreement with the Company effective as of October 1, 2009, which sets forth the terms and conditions pursuant to which Mr. Hon shall serve as the Company’s Deputy Chief Executive Officer. The agreement provides for an annual base salary of $300,000 and a discretionary bonus at the end of the Company’s fiscal year as recommended by the Board of Directors. The initial term expires on September 30, 2010. During the term extensions, the Company has the right to terminate the agreement upon 90 days prior written notice and Mr. Hon has the right to terminate the agreement upon 90 days prior written notice.
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
     John Spielberger. John Spielberger, the Company’s former President-North American Operations, entered into an employment agreement with the Company on October 15, 2007, which provided that Mr. Spielberger would serve as the Company’s President-North American Operations. The agreement provided for an annual base salary of $250,000 and a discretionary bonus at the end of the Company’s fiscal year as recommended by the Board of Directors. The initial term expired on October 31, 2008. During the term extensions, the Company had the right to terminate the agreement upon 90 days prior written notice and Mr. Spielberger had the right to terminate the agreement upon 90 days prior written notice. Pursuant to this agreement, on December 15, 2009, Mr. Spielberger provided the Company with 90 days prior written notice to terminate his employment agreement with the Company and such agreement was terminated on March 15, 2010.

Outstanding Equity Awards at Fiscal Year End
     The following table provides certain information concerning outstanding equity awards held by each of our Named Executive Officers at March 31, 2010.
Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options (#)	Options (#)	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price ($)	Date
Adrian Ma	0	0	—	—
Duncan Hon	0	0	—	—
Greenfield Pitts	25,000	0	$3.19	11/21/2016
John Spielberger	0	0	—	—
Compensation of Directors
     During Fiscal 2010, our directors who were not employees (“Outside Directors”), specifically Messrs. Ho, Mahathir, Sethi, Snellings and Will were paid $45,000, $65,838, $60,000, $60,000 and $65,838, respectively, for serving on the Board of Directors and on our various committees during the period. The Company does not compensate directors who are employees of the Company for their services as directors.
     Outside Directors are each paid an annual director’s fee of $45,000. Each Outside Director serving on a committee of the Board of Directors receives an additional fee of $15,000 per annum with no additional fee for serving as chairman of a committee. The Company does not pay any additional fees for attendance at meetings of the Board of Directors or the committees. All directors’ fees are paid in four equal quarterly installments per annum and are pro-rated in situations where an Outside Director serves less than a full one year term.
     Additionally, each Outside Director is eligible to participate in the Company’s 2004 Non-Employee Outside Director Stock Option Plan. The Company’s directors are reimbursed their expenses for attendance at meetings.
     The following table provides certain information with respect to the compensation earned or paid to the Company’s Outside Directors during Fiscal 2010.

Directors Compensation

	Fees
	Earned		All Other
	or Paid in		Compensation
Name	Cash ($)	Option Awards ($)(1)	($)	Total ($)
Christopher Ho	$45,000	$0	$0	$45,000
Mirzan Mahathir	$65,838	$0	$0	$65,838
Kareem E. Sethi	$60,000	$0	$0	$60,000
Terence A. Snellings	$60,000	$0	$0	$60,000
Eduard Will	$65,838	$0	$0 (2)	$65,838

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for stock options awarded in the applicable fiscal year. There were no stock options awarded during the fiscal years ended March 31, 2010 or March 31, 2009.

(2)	Prior to Fiscal 2010, the Company had a policy of offering to provide health care insurance to each of its Outside Directors. Mr. Will is the only current Outside Director who elected to receive health care insurance through the Company. During Fiscal 2010, the Company decided to reverse this policy with retroactive effect and to recover the monies paid for such health care insurance from the applicable Outside Directors by offsetting such monies against future board fees over a thirty month period. Accordingly and as agreed between the Company and Mr. Will, the Company will be recovering over a thirty month period the $28,177 it paid for Mr. Will’s health insurance premiums after the date on which Mr. Will became an Outside Director and through March 31, 2010. Furthermore, the Company paid $16,233 for cell phone charges for Mr. Will after the date on which Mr. Will became an Outside Director and through March 31, 2010, and, as agreed between the Company and Mr. Will, the Company will be recovering such monies by offsetting against future board fees over a thirty month period.

During Fiscal 2010, the Company recovered $8,496 from Mr. Will in accordance with terms of the above arrangement.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth, as of July 29, 2010, the beneficial ownership of (i) each current director; (ii) each of the Company’s Named Executive Officers; (iii) the Company’s current directors and executive officers as a group; and (iv) each stockholder known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock. Common stock beneficially owned and percentage ownership as of July 29, 2010 was based on 27,129,832 shares outstanding. Except as otherwise noted, the address of each of the following beneficial owners is c/o Emerson Radio Corp., 85 Oxford Drive, Moonachie, New Jersey 07074.

	Amount and Nature of
Name and Address of Beneficial Owners	Beneficial Ownership (1)	Percent of Class (1)
Christopher Ho (2)	15,243,283	56.2%
Adrian Ma	0	0%
Duncan Hon	0	0%
Greenfield Pitts (3)	50,000	*
Mirzan Mahathir	0	0%
Kareem E. Sethi	0	0%
Terence A. Snellings	0	0%
Eduard Will (4)	50,000	*
John Spielberger	0	0%
Lloyd I. Miller, III (5)	2,268,321	8.4%
All Directors and Executive Officers as a Group (9 persons) (6)	15,343,283	56.5%

(*)	Less than one percent.

(1)	Based on 27,129,832 shares of common stock outstanding as of July 29, 2010. Each beneficial owner’s percentage ownership of common stock is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of July 29, 2010 have been exercised. Except as otherwise indicated, the beneficial ownership table does not include common stock issuable upon exercise of outstanding options, which are not currently exercisable within 60 days of July 29, 2010. Except as otherwise indicated and based upon the Company’s review of information as filed with the U.S. Securities and Exchange Commission (“SEC”), the Company believes that the beneficial owners of the securities listed have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	S&T International Distribution Ltd. (“S&T”) is the record owner of 15,243,283 shares of common stock (the “Shares”). As the sole stockholder of S&T, Grande N.A.K.S. Ltd. (“N.A.K.S.”) may be deemed to own beneficially the Shares. As the sole stockholder of N.A.K.S., Grande Holdings may be deemed to own beneficially the Shares. Mr. Ho is one of the beneficiaries under a discretionary trust which owns approximately 70% of the capital stock of Grande Holdings. Information with respect to the ownership of these shares was obtained from disclosures contained within a Schedule 13D/A filed on October 19, 2009 and information obtained from Grande Holdings.

(3)	Mr. Pitts’ ownership consists of 25,000 shares of common stock directly owned by him and options to purchase 25,000 shares of the Company’s common stock issued pursuant to Emerson’s 2004 Non-Employee Director Stock Option Plan that are exercisable within 60 days of July 29, 2010.

(4)	Mr. Will’s ownership consists of options to purchase 50,000 shares of the Company’s common stock pursuant to Emerson’s 2004 Non-Employee Director Stock Option Plan that are exercisable within 60 days of July 29, 2010.

(5)	Lloyd I. Miller, III has sole voting and dispositive power with respect to 752,391 of the reported securities as (i) a manager of a limited liability company that is the general partner of a certain limited partnership, (ii) settler of an individual retirement account, (iii) a participant in a pension plan and and (iv) an individual. Lloyd I. Miller, III has shared voting and dispositive power with respect to 1,515,930 of the reported securities as an investment advisor to the trustee of certain family trusts. The address of Lloyd Miller, III is 4550 Gordon Drive, Naples, Florida 34102. Information with respect to the ownership of these shares was obtained from a Schedule 13G filed with the SEC on February 12, 2010.

(6)	See footnotes (2) through (4).
Equity Compensation Plan Information
     The following table gives information about the Company’s common stock that may be issued upon the exercise of options and rights under our 1994 Stock Compensation Program, 1994 Non-Employee Director Stock Option Plan, Emerson Radio Corp. 2004 Employee Stock Incentive Plan and 2004 Non-Employee Outside Director Stock Option Plan, as of March 31, 2010 (the “Plans”). The 1994 Plans expired in July 2004 and the remaining Plans are the only equity compensation plans in existence as of March 31, 2010.

	Number of securities to be	Weighted average exercise	Number of securities
	issued upon exercise of	price of outstanding	remaining available for
	outstanding options,	options, warrants and	future issuance under
	warrants and rights	rights	equity compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	77,000	$3.09	2,923,000
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     From time to time, the Company engages in business transactions with its controlling stockholder, The Grande Holdings Limited and its subsidiaries (“Grande”). As of July 29, 2010, Grande beneficially owned approximately 56.2% of the Company’s outstanding common stock. Mr. Ho, the Chairman of the Board of Directors of the Company, also serves as Chairman of the Grande Holdings Limited. Set forth below is a summary of such transactions.
Majority Shareholder
     Grande’s Ownership Interest in Emerson. At March 31, 2010, approximately 56.2% of the Company’s outstanding common stock was owned by direct or indirect subsidiaries of The Grande Holdings Limited, a Bermuda corporation.
Related Party Transactions
     Sales of goods. Prior to February 2008, Emerson, from time to time, purchased products on behalf of Sansui Sales PTE Ltd. (“Sansui Sales”) and Akai Sales PTE Ltd. (“Akai Sales”) from third-party suppliers and sold these goods to Sansui Sales and Akai Sales. Emerson utilized its own cash to pay Sansui Sales’ and Akai Sales’ suppliers. Emerson invoiced Sansui Sales and Akai Sales an amount that was marked up between two and three percent from the cost of the product. In September 2009, Emerson and Akai Sales reached an agreement related to certain defective products that Emerson had procured and sold to Akai Sales under this arrangement during the third quarter of fiscal 2007 under which Emerson agreed to accept a net charge of approximately $59,000 — approximately $101,000 from Akai Sales, upon which Emerson originally recognized approximately $4,000 of gross profit in the third quarter of fiscal 2007, offset by a credit from the factory from which Emerson procured the product of approximately $42,000. In September 2009, Emerson netted amounts owed to it from Akai Sales against this liability and settled this liability in full with Akai Sales during September 2009. At March 31, 2010, the Company has $0 due to or from Sansui Sales or Akai Sales.
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
Effective June 1, 2009, Emerson entered into another lease agreement with Grande Properties, pursuant to which additional space was rented from Grande Properties totaling 17,056 square feet for Emerson’s use to refurbish certain returned products. In connection with this new space rental, during June 2009, Emerson paid a security deposit of approximately $71,400 to Grande Properties. This lease agreement expired on December 31, 2009.
Effective January 1, 2010, Emerson entered into a lease agreement with Lafe Properties (Hong Kong) Limited, formerly known as The Grande Properties Ltd., (“Lafe”), pursuant to which Emerson rented 36,540 square feet from Lafe for the purpose of housing its Hong Kong based office personnel and for its use to refurbish certain returned products.
Rent expense and related service charges associated with these lease agreements with Grande totaled $703,000 for fiscal 2010.
Emerson owed Lafe $1,703 related to this activity at March 31, 2010, and a security deposit paid by Emerson of $153,000 on the leased property described in this paragraph was held by Lafe as of March 31, 2010.
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
Rent charges with Akai Electric (China) Ltd. totaled approximately $109,000 for fiscal 2010.
Emerson owed Akai Electric (China) Ltd. $0 related to the agreement at March 31, 2010. A security deposit paid by Emerson to Akai Electric (China) Ltd. of $31,600 on the leased property was held by Akai Electric (China) Ltd. as of March 31, 2010.
          Other.
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
     In February 2010, Emerson paid a consulting retainer fee of approximately $16,000 to a director of Emerson for work to be performed by this director relating to the Emerson Radio Shareholder Derivative Litigation (“The Berkowitz Litigation”) described in Footnote 14 “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the period ended March 31, 2010. Subsequent to the end of fiscal 2010, further amounts totaling $31,382 were paid to this director in April and June 2010 for this work upon presentation to Emerson by this director of an invoice covering the period December 2009 through June 2010. In May 2010, Emerson signed an agreement with this director, which formalized the arrangement and commits Emerson to paying a consulting fee of a minimum of $12,500 per quarter to this director relating to The Berkowitz Litigation.
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
     On April 7, 2010, upon a request made to the Company by its foreign controlling shareholder, S&T International Distribution Limited (“S&T”), a subsidiary of Grande, the Company entered into an agreement with S&T whereby the Company returned to S&T on April 7, 2010 that portion of the taxes that the Company had withheld from the dividend paid on March 24, 2010 to S&T, which the Company believes is not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits. (see Note 17 “Subsequent Event” to the Company’s Annual Report on Form 10-K for the period ended March 31, 2010).
Review and Approval of Transactions with Related Parties
     It is the policy of the Company that all proposed transactions between the Company and related parties, as defined by Statement of Financial Accounting Standard (SFAS) Number 57, which are greater than $100,000 be pre-approved by the Related Party Transaction Review Committee of the Board of Directors.
Director Independence
     As of July 29, 2010, Grande beneficially owned an aggregate of 15,243,283 shares of the Company’s common stock, which represents approximately 56.2% of the shares of common stock currently outstanding. Accordingly, the Company is a “controlled company” (a “Controlled Company”), as such term is defined in Section 801(a) of the Company Guide. Because the Company is a Controlled Company, it is exempt from (i) the requirement that at least a majority of the directors on its Board of Directors be “independent” as defined under the NYSE Amex listing standards, (ii) the requirement to have the compensation of the Company’s executives determined by a compensation committee comprised solely of independent directors or by a majority of the board’s independent directors and (iii) from the requirement to have director nominees selected by a nominating committee comprised entirely of independent directors or by a majority of the independent directors.
     The Company’s Board of Directors presently consists of eight directors — Messrs. Ho, Ma, Pitts, Hon, Will, Mahathir, Sethi and Snellings. Three of the eight current directors, Messrs. Mahathir, Sethi and Snellings, meet the definition of independence as established by the NYSE Amex listing standards and SEC rules.
The Company’s Audit Committee currently consists of Mr. Sethi and Mr. Snellings, each of whom meets the definition of independence as established by the NYSE Amex and SEC rules. Mr. Sethi is currently the Chairman of the Audit Committee and the “audit committee financial expert.” Pursuant to Section 803(B)(2)(c) of the NYSE Amex Company Guide (the “Company Guide”) as a smaller reporting company, the Company is required to have an audit committee of at least two independent members, as defined by the listing standards of the NYSE Amex.
     Under Sections 804 and 805 of the Company Guide, the Company is exempt from the requirement to have the compensation of its executives determined by a compensation committee comprised solely of independent directors or by a majority of the board’s independent directors and from the requirement to have director nominees selected by a nominating committee comprised entirely of independent directors or by a majority of the independent directors because the Company is a Controlled Company. The Company’s Corporate Governance, Nominating and Compensation Committee currently consists of Messrs. Ma, Mahathir and Will, one of whom the Board has determined is “independent” as defined under the NYSE Amex listing standards.
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

➢	Audit Fees. Audit fees billed to the Company by MSPC for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K, and reviews by MSPC of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, for the fiscal years ended March 31, 2009 and 2010 totaled approximately $270,000 and $283,500, respectively.

➢	Audit-Related Fees. The Company was billed approximately $125,000 and $131,250 by MSPC for the fiscal years ended March 31, 2009 and 2010, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the caption Audit Fees above. Audit-related fees were principally related to procedures in connection with the audit of the Company’s majority shareholder’s consolidated financial statement for its fiscal years ended December 31, 2008 and December 31, 2009, portions of which were credited to our audit fees for the audit of our financial statements for our fiscal years ended March 31, 2009 and March 31, 2010.

➢	Tax Fees. MSPC billed the Company an aggregate of $70,000 and $73,500 for the fiscal years ended March 31, 2009 and 2010, respectively, for tax services, principally related to the preparation of income tax returns and related consultation.

➢	All Other Fees. The Company was not billed by MSPC for the fiscal years ended March 31, 2009 and 2010, respectively, for any permitted non-audit services.
     Applicable law and regulations provide an exemption that permits certain services to be provided by the Company’s outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

PART IV.
ITEM 15 — Exhibits, Financial Statement Schedules
a(3) Exhibits. The following exhibits are filed with this Amendment No. to the Annual Report on Form 10-K/A.

Exhibit Number

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to the Registrant’s Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
EMERSON RADIO CORP.

By:	/s/ Adrian Ma
Adrian Ma
Chief Executive Officer

Dated: July 29, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher Ho Christopher Ho	Chairman of the Board of Directors	July 29, 2010

/s/ Eduard Will Eduard Will	Vice Chairman of the Board of Directors	July 29, 2010

/s/ Adrian Ma Adrian Ma	Chief Executive Officer (Principal Executive Officer) and Director	July 29, 2010

/s/ Duncan Hon Duncan Hon	Deputy Chief Executive Officer and Director	July 29, 2010

/s/ Greenfield Pitts Greenfield Pitts	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	July 29, 2010

/s/ Mirzan Mahathir Mirzan Mahathir	Director	July 29, 2010

/s/ Kareem E. Sethi Kareem E. Sethi	Director	July 29, 2010

/s/ Terence A. Snellings Terence A. Snellings	Director	July 29, 2010