Form 10-Q
period 2010-06-30
EMERSON RADIO CORP
filed 2010-08-16
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of common stock as of August 13, 2010: 27,129,832.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except earnings per share data)

	Three Months Ended
	June 30
	2010	2009
Net revenues	$67,155	$55,599
Costs and expenses:
Cost of sales	57,523	49,603
Other operating costs and expenses	299	778
Selling, general and administrative expenses	1,929	3,789

	59,751	54,170

Operating income	7,404	1,429
Interest income, net	10	10

Income from continuing operations before income taxes	7,414	1,439
Provision for income taxes	1,535	278

Income from continuing operations	5,879	1,161
Loss from discontinued operations, net of tax benefit	—	55

Net income	$5,879	$1,106

Basic net income per share
Continuing operations	$0.22	$0.04
Discontinued operations	—	—

Net	$0.22	$0.04

Diluted net income (loss) per share
Continuing operations	$0.22	$0.04
Discontinued operations	—	—

Net	$0.22	$0.04

Weighted average shares outstanding:
Basic	27,130	27,130
Diluted	27,131	27,130
The accompanying notes are an integral part of the interim
consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	June 30, 2010	March 31, 2010 (A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,314	$9,969
Restricted cash	2,496	5,083
Accounts receivable, net	35,626	20,350
Other receivables	1,120	1,037
Due from affiliates	75	—
Inventory, net	29,055	10,952
Prepaid expenses and other current assets	534	736
Deferred tax assets	3,500	3,383

Total current assets	79,720	51,510
Property, plant and equipment, net	3,047	3,131
Trademarks and other intangible assets, net	1,576	1,606
Due from affiliates	144	185
Investments in marketable securities	6,031	6,031
Deferred tax assets	5,289	6,588
Other assets	203	205

Total assets	$96,010	$69,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$5,625	$5,629
Current maturities of long-term borrowings	25	30
Accounts payable and other current liabilities	41,476	20,776
Due to affiliates	36	28
Accrued sales returns	1,118	957
Income taxes payable	250	174

Total current liabilities	48,530	27,594
Long-term borrowings	128	201
Deferred tax liabilities	128	119
Shareholders’ equity:
Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued and 27,129,832 shares outstanding	529	529
Capital in excess of par value	98,785	98,785
Accumulated other comprehensive losses	(82)	(82)
Accumulated deficit	(31,094)	(36,976)
Treasury stock — 25,835,965 shares, at cost	(24,224)	(24,224)

Total shareholders’ equity	47,224	41,342

Total liabilities and shareholders’ equity	$96,010	$69,256

(A)	Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the Securities and Exchange Commission on July 14, 2010.
The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30
	2010	2009
Cash flows from operating activities:
Income from continuing operations	$5,879	$1,161
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	155	256
Non cash compensation	—	5
Deferred tax expense	1,191	277
Asset allowances, reserves and other	312	614
Changes in assets and liabilities:
Accounts receivable	(14,733)	(10,503)
Other receivables	(83)	205
Due from affiliates	(34)	(69)
Inventories	(18,794)	2,058
Prepaid expenses and other current assets	202	902
Other assets	2	16
Accounts payable and other current liabilities	20,700	8,016
Due to affiliates	8	(46)
Interest and income taxes payable	76	7

Net cash (used) provided by operating activities	(5,119)	2,899

Cash flows from investing activities:
Decrease (increase) in restricted cash	2,587	(42)
Purchase of trademark	—	(1,457)
Additions to property and equipment	(41)	(282)

Net cash provided (used) by investing activities	2,546	(1,781)

Cash flows from financing activities:
Repayments of short-term borrowings	(9)	(6)
Borrowings under long-term credit facility	29,707	26,269
Repayments of borrowings under long-term credit facility	(29,780)	(26,280)

Net cash (used) by financing activities	(82)	(17)

Net (decrease) increase in cash and cash equivalents	(2,655)	1,101
Cash and cash equivalents at beginning of period	9,969	22,518

Cash and cash equivalents at end of period	$7,314	$23,619

Cash paid during the period for:

Interest	$28	$27
Income taxes	$53	$—
The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BACKGROUND AND BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Emerson Radio Corp. (“Emerson”, consolidated — the “Company”), and its subsidiaries. The Company designs, sources, imports and markets a variety of houseware and consumer electronic products, and licenses the Company’s trademarks for a variety of products domestically and internationally.
     The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2010 and the results of operations for the three month periods ended June 30, 2010 and June 30, 2009. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2010 (“fiscal 2010”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2010.
     The financial position and results of operations of the Company’s former joint venture interest in Advanced Sound and Image, LLC for the three month period ended June 30, 2009 have been presented as discontinued operations. See Note 11 “Discontinued Operations”.
     The results of operations for the three month period ended June 30, 2010 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2011 (“fiscal 2011”).
     Certain reclassifications were made to conform the prior year’s financial statements to the current presentation.
     Unless otherwise disclosed in the notes to these financial statements, the estimated fair value of the financial assets and liabilities approximates the carrying value.
     Subsequent events have been evaluated through August 16, 2010.
Stock-Based Compensation
The Company measures compensation cost for stock-based compensation arrangements based on grant date fair value. The computed fair value is expensed ratably over the requisite vesting period as required by the Stock Compensation Topic of the FASB Accounting Standards Codification. All outstanding stock based compensation arrangements issued by the Company were fully vested as of November 30, 2009. Consequently, the Company recorded no compensation costs for the three months ending June 30, 2010. For the three months ending June, 30, 2009, the Company recorded $5,000 of compensation costs.
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
NOTE 2 — COMPREHENSIVE INCOME
     Comprehensive income for the three month periods ended June 30, 2010 and June 30, 2009 is as follows (in thousands):

	Three months ended
	June 30
	2010	2009
Net income	$5,879	$1,106
Unrealized holding gains arising during period	—	—
Less: reclassification adjustment for gains included in net income	—	—

Comprehensive income	$5,879	$1,106

NOTE 3 — NET EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	June 30
	2010	2009
Numerator:
Income from continuing operations for basic and diluted earnings per share	$5,879	$1,161
Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130
Effect of dilutive securities on denominator:
Options (computed using the treasury stock method)	1	—

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,131	27,130

Basic and diluted income from continuing operations per share	$0.22	$0.04
NOTE 4 — SHAREHOLDERS’ EQUITY
     Outstanding capital stock at June 30, 2010 consisted of common stock and Series A convertible preferred stock. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.
     At June 30, 2010, the Company had approximately 77,000 options outstanding with exercise prices ranging from $1.00 to $3.19.
     In September 2003, the Company publicly announced the Emerson Radio Corp. common stock repurchase program. The program provides for share repurchase of up to 2,000,000 shares of Emerson’s outstanding common stock. No shares were repurchased in the three months ended June 30, 2010 and June 30, 2009. As of June 30, 2010, 732,377 shares remain available for repurchase under the program established in September 2003. Repurchases of the Company’s shares are subject to certain conditions under Emerson’s banking facility.
NOTE 5 — INVENTORY
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of June 30, 2010 and March 31, 2010, inventories consisted of the following (in thousands):

	June 30, 2010	March 31, 2010
	(Unaudited)
Finished goods	$31,505	$12,710
Less inventory allowances	(2,450)	(1,758)

Net inventory	$29,055	$10,952

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
     As of June 30, 2010, the Company had $119,000 of unrecognized tax benefits related to state taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized.
     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statement of Operations. Accrued interest and penalties were $49,000 as of June 30, 2010 and are recognized in the balance sheet.
     The Company’s effective tax rate differs from the federal statutory rate primarily due to expenses that are not deductible for federal income tax purposes, foreign tax rates and state income taxes.
     The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of June 30, 2010:

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
NOTE 7 — RELATED PARTY TRANSACTIONS
     From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited and/or its subsidiaries (“Grande”). Set forth below is a summary of such transactions.
Majority Shareholder
     Grande’s Ownership Interest in Emerson. At June 30, 2010, approximately 56.2% of the Company’s outstanding common stock was owned by direct or indirect subsidiaries of The Grande Holdings Limited, a Bermuda corporation.
Related Party Transactions
     Product Sourcing Transactions. Between August 2006 and September 2008, Emerson provided assistance with acquiring certain products for sale to Sansui Sales PTE Ltd (“Sansui Sales”) and Akai Sales PTE Ltd (“Akai Sales”), both of which are subsidiaries of Grande. Emerson issued purchase orders to third-party suppliers who manufactured these products, and Emerson issued sales invoices to Sansui Sales’ and Akai Sales’ at gross amounts for these products. Financing was provided by Sansui Sales’ and Akai Sales’ customers in the form of transfer letters of credit to the suppliers, and goods were shipped directly from the suppliers to Sansui Sales’ and Akai Sales’ customers. Emerson recorded income totaling $0 and $13,000 for providing this service during the first fiscal quarters of 2011 and 2010, respectively. As of both June 30, 2010 and March 31, 2010, Sansui Sales and Akai Sales collectively owed Emerson $0 relating to this activity.
     Sales of goods. In addition to the product sourcing transactions described in the preceding paragraph, Emerson also has purchased products on behalf of Sansui Sales and Akai Sales from third-party suppliers and sold these goods to Sansui Sales and Akai Sales. These transactions, the latest of which occurred in February 2008, were similar to the transactions described in the preceding paragraph; however, instead of utilizing transfer letters of credit provided by Sansui Sales’ and Akai Sales’ customers, Emerson utilized its own cash to pay Sansui Sales’ and Akai Sales’ suppliers. Emerson invoiced Sansui Sales and Akai Sales an amount that was marked up between two and three percent from the cost of the product. At June 30, 2010 and March 31, 2010, respectively, Emerson had no outstanding receivables from either Sansui Sales or Akai Sales, and no outstanding liabilities with suppliers related to this activity.
     Leases and Other Real Estate Transactions.
Rented Space in Hong Kong
     Effective May 15, 2009, Emerson entered into an amended lease agreement with The Grande Properties Ltd., (“Grande Properties”) pursuant to which the space rented from Grande Properties was increased from 18,476 square feet to 19,484 square feet. This amended agreement by its terms expired on December 31, 2009.
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

Effective January 1, 2010, Emerson entered into a lease agreement with Lafe Properties (Hong Kong) Limited, formerly known as The Grande Properties Ltd. (“Lafe”), pursuant to which Emerson rented 36,540 square feet from Lafe for the purpose of housing its Hong Kong based office personnel and for its use to refurbish certain returned products.
Rent expense and related service charges associated with these lease agreements with Grande totaled $165,000 and $146,000 for the three months ending June 30, 2010 and June 30, 2009, respectively. The rent expense and related service charges associated with these lease agreements are included in the Consolidated Statements of Operations as a component of selling, general, and administrative expenses.
Emerson owed Lafe $3,000 and $1,703 related to this activity at both June 30, 2010 and March 31, 2010, respectively, and a security deposit of $113,000 and $153,000 on the leased property was held by Lafe as of June 30, 2010 and March 31, 2010, respectively.
Rented Space in the People’s Republic of China
     In December 2008, Emerson signed a lease agreement with Akai Electric (China) Ltd., a subsidiary of Grande, concerning the rental of office space, office equipment, and lab equipment for Emerson’s quality assurance personnel in Zhongshan, People’s Republic of China. The lease term began in July 2007 and ended by its terms in June 2009, at which time the agreement renews automatically on a month-by-month basis unless canceled by either party. The agreement has not been canceled by either party, and therefore remains in full force and effect as of June 30, 2010.
Rent charges with Akai Electric (China) Ltd. totaled approximately $28,000 for both of the fiscal quarters ending June 30, 2010 and 2009, respectively.
Emerson owed Akai Electric (China) Ltd. $0 related to the agreement at both June 30, 2010 and March 31, 2010, respectively, and Akai Electric (China) Ltd. held a security deposit paid to it by Emerson in the amount of $31,600 at both June 30, 2010 and March 31, 2010, respectively.
     Other.
     In June 2009, Emerson paid a consulting fee of approximately $6,000 to a director of Grande related to its licensing business, certain potential business opportunities and the investigation of various international sales opportunities.

     In April and June 2010, Emerson paid consulting fees of approximately $12,500 and $18,882, respectively, to a director of Emerson for work performed during the period December 2009 through June 2010 by this director relating to the Emerson Radio Shareholder Derivative Litigation (“The Berkowitz Litigation”) described in Footnote 9 “Legal Proceedings”. In May 2010, Emerson signed an agreement with this director, which formalized the arrangement and commits Emerson to paying a consulting fee of a minimum of $12,500 per quarter to this director relating to The Berkowitz Litigation.
     During fiscal 2010, Emerson paid Innovative Capital Limited, a subsidiary of Grande, consulting fees of $62,500 for services rendered to Emerson during the first three months of fiscal 2010 by personnel of Grande. This consulting arrangement ended on September 30, 2009. Emerson owed $0 to Innovative Capital Limited at both June 30, 2010 and March 30, 2010 respectively, related to this arrangement.
     During the three months ending June 30, 2010, Akai Sales invoiced Emerson approximately $7,300 for travel expenses and courier fees which Akai Sales paid on Emerson’s behalf. Including earlier invoices related to similar charges paid for by Akai Sales on Emerson’s behalf, Emerson owed Akai Sales approximately $33,000 at June 30, 2010 and $26,000 at March 31, 2010 as a result of these invoices.
     On April 7, 2010, upon a request made to the Company by its foreign controlling shareholder, S&T International Distribution Limited (“S&T”), a subsidiary of Grande, the Company entered into an agreement (“the Agreement”) with S&T whereby the Company returned to S&T on April 7, 2010 that portion of the taxes that the Company had withheld from the dividend paid on March 24, 2010 to S&T, which the Company believes is not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits. Per the terms of the Agreement, Emerson invoiced S&T in June 2010 approximately $42,000 for reimbursement of legal fees incurred by Emerson with regard to the Agreement and approximately $33,000 as a transaction fee for having entered into the Agreement. As of June 30, 2010, S&T owed Emerson approximately $75,000 as a result of this invoice.
NOTE 8 — BORROWINGS
Short-term Borrowings
     At both June 30, 2010 and March 31, 2010, there were $5.6 million of short-term borrowings outstanding under a credit line maintained with Smith Barney. This facility is backed by the Company’s auction rate securities and bears interest at the Fed Open Market Rate plus .25%, and these borrowings have no net carrying cost.
Long-term Borrowings
     As of June 30, 2010 and March 31, 2010, borrowings under long-term facilities consisted of the following:

	June 30, 2010	March 31, 2010
	(In thousands)
	(Unaudited)
Capitalized lease obligations and other	153	231
Less current maturities	(25)	(30)

Long term debt and notes payable	$128	$201

     Credit Facility — On March 2, 2010, the Company entered into an amendment to its Revolving Credit Agreement with Wachovia Bank, whereby the facility was changed to allow only the issuance of 105% cash-collateralized Letters of Credit up to a maximum $15.0 million or a “Borrowing Base” as defined in the agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories. The interest rate charged to the Company on Letters of Credit ranges from Prime or, at the Company’s election, the London Interbank Offered Rate (“LIBOR”), plus an interest rate margin ranging between 1.25% to 2.25%, depending on excess availability and the type of Letter of Credit. Pursuant to the loan agreement, the Company is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender’s prior consent and is subject to certain leverage financial covenants. Borrowings under the loan agreement are secured by substantially all of the Company’s assets. The loan agreement expires by its terms on December 23, 2010 and the Company is currently evaluating its options with regard to its credit and banking needs.
     At June 30, 2010, there were no borrowings outstanding under the facility.
NOTE 9 — LEGAL PROCEEDINGS
     In re: Emerson Radio Shareholder Derivative Litigation. In late 2008, the plaintiffs in two previously filed derivative actions (the Berkowitz and Pinchuk actions) filed a consolidated amended complaint naming as defendants two current and one former director of the Company and alleging that the named defendants violated their fiduciary duties to the Company in connection with a number of related party transactions with affiliates of The Grande Holdings, Ltd., the Company’s controlling shareholder. In January 2009, the individual defendants filed an answer denying the material allegations of the complaint. In May 2010, the plaintiffs and the defendants agreed in principle to settle the matter with a payment to the Company by or on behalf of the defendants of $3.0 million less the amount of legal fees payable to plaintiffs’ counsel and certain other expenses. Finalization of the settlement is subject, among other things, to (i) execution by the parties of a definitive settlement agreement; (ii) written notification of the proposed settlement to shareholders in a form approved by the Delaware Court of Chancery and (iii) approval by the Delaware Court of Chancery of the settlement and the award of legal fees payable to plaintiffs’ counsel.
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

NOTE 10 — MARKETABLE SECURITIES:
As of both June 30, 2010 and March 31, 2010, the Company had $8.1 million face value (net book value of $6.0 million) invested in trading securities, consisting entirely of student loan auction rate securities (“SLARS”). These securities have long-term nominal maturities for which interest rates are reset through a Dutch auction process at pre-determined calendar intervals; a process which, prior to February 2008, had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, these SLARS have had multiple failed auctions. As a result, the Company concluded at March 31, 2008, that these securities had experienced an other-than-temporary decline in fair value. These SLARS have AAA/Aaa and AAA/Baa3 credit ratings as of June 30, 2010, and have been classified as long-term investments in the Company’s Consolidated Balance Sheet as a consequence of their uncertain liquidity. There were no realized or unrealized gains or losses on the Company’s SLARS during the three months ended June 30, 2010, based on the Company’s assessment of these securities’ net realizable value as of that date, which considered external market data available to the Company.
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
     In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s securities available for sale that are required to be measured at fair value as of June 30, 2010:
Fair Value Measurement at Reporting Date Using:

Significant Unobservable Inputs (Level 3)	June 30, 2010

Investments in marketable securities (classified as trading securities)	$6,031

Investments in marketable securities	$6,031

The following table summarizes the changes in fair value for our Level 3 assets:

Fair Value Measurement of
Asset using Level 3 inputs
Trading Securities non-current
Balance at March 31, 2010	6,031
Total gains (losses) (realized or unrealized):
Realized — included in earnings at June 30, 2010	—

Fair Value Measurement of
Asset using Level 3 inputs
Trading Securities non-current
Unrealized — included in earnings at June 30, 2010	—
Redemptions of principal	—

Balance at June 30, 2010	$6,031

NOTE 11 — DISCONTINUED OPERATIONS:
     As a result of the Company’s sale of its membership in the ASI joint venture in April 2009, the results of operations of the Company’s membership interest in the ASI joint venture have been presented as discontinued operations for the three months ended June 30, 2009.
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
     All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through Emerson’s use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•	the loss of any of the Company’s key customers or reduction in the purchase of its products by any such customers;

•	the failure by the Company to maintain its relationships with its licensees and distributors or the failure to obtain new licensees or distribution relationships on favorable terms;

•	the inability by the Company to secure a credit facility sufficient to issue its factory letters of credit subsequent to the expiration of its current credit facility with Wachovia Bank on December 23, 2010;

•	the Company’s inability to anticipate market trends, enhance existing products or achieve market acceptance of new products;

•	the Company’s dependence on a limited number of suppliers for its components and raw materials;

•	the Company’s dependence on third parties to manufacture and deliver its products;

•	changes in consumer spending and economic conditions;

•	the failure of third party sales representatives to adequately promote, market and sell the Company’s products;

•	the Company’s inability to protect its intellectual property;

•	the effects of competition;

•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;

•	conflicts of interest that exist based on the Company’s relationship with Grande;

•	the Company’s ability to maintain effective internal controls over financial reporting, to prevent material weaknesses or to remediate any weaknesses that may arise;

•	changes in accounting policies, rules and practices; and

•	the other factors listed under “Risk Factors” in the Company’s Form 10-K, as amended, for the fiscal year ended March 31, 2010 and other filings with the Securities and Exchange Commission (the “SEC”).
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

     Results of Operations
     The following table summarizes certain financial information for the three month periods ended June 30, 2010 (fiscal 2011) and June 30, 2009 (fiscal 2010) (in thousands):

	Three Months Ended
	June 30
	2010	2009

Net revenues	$67,155	$55,599
Cost of sales	57,523	49,603
Other operating costs and expenses	299	778
Selling, general and administrative costs	1,929	3,789

Operating income	7,404	1,429
Interest income, net	10	10

Income before income taxes from continuing operations	7,414	1,439
Provision for income taxes	1,535	278

Net income from continuing operations	5,879	1,161

Net Revenues — Net revenues for the first quarter of fiscal 2011 were $67.2 million as compared to $55.6 million for the first quarter of fiscal 2010, an increase of $11.6 million or 20.8%. Net revenues may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net revenues and operating income by approximately $131,000 and $310,000 for the first quarters of fiscal 2011 and fiscal 2010, respectively.
Net revenues are comprised of Emerson(R) houseware product sales, branded product sales, licensing revenues and themed product sales, which have been discontinued by the Company. Emerson(R) branded product sales are earned from the sale of products bearing the Company’s brand name; licensing revenues are derived from licensing the Company’s brand names to licensees for a fee; and themed product sales represented products sold bearing a certain theme or character. The major elements which contributed to the overall increase in net revenues were as follows:
i)	Houseware products net sales increased $16.8 million, or 36.4%, to $63.0 million in the first quarter of fiscal 2011 as compared to $46.2 million in the first quarter of fiscal 2010 on increases across all product categories except coffee makers, principally driven by growth in microwave ovens and compact refrigerators. Houseware products consists of microwave ovens, compact refrigerators, toaster ovens, wine coolers, and coffee makers;

ii)	Emerson(R) branded products sales, excluding houseware products, were $2.7 million in the first quarter of fiscal 2011 as compared to $7.5 million in the first quarter of fiscal 2010, a decrease of $4.8 million, or 64.0%, primarily resulting from decreased sales volumes in several audio product lines;

iii)	Themed product sales were $0 in the first quarter of fiscal 2011 compared to $500,000 in the first quarter of fiscal 2010, a decrease of $500,000, resulting from the expiration of the Company’s licensing arrangement with Mattel® to distribute themed products bearing the Barbie®, Hot Wheels® and Funkey® brand names;

iv)	Licensing revenues in the first quarter of fiscal 2011 were $1.5 million compared to $1.4 million in the first quarter of fiscal 2010, an increase of $0.1 million or 8.2%.
Cost of Sales — In absolute terms, cost of sales increased $7.9 million, or 16.0%, to $57.5 million in the first quarter of fiscal 2011 as compared to $49.6 million in the first quarter of fiscal 2010. Cost of sales, as a percentage of net revenues, was 85.7% and 89.2% in the first quarters of fiscal 2011 and fiscal 2010, respectively. Cost of sales as a percentage of sales revenues less license revenues decreased to 87.7% in the first quarter of fiscal 2011 from 91.6% in the first quarter of fiscal 2010. The increase in cost of sales in absolute terms for the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 was primarily related to the increase in sales volume and lower purchase return credits, partially offset by lower allocated selling, general and administrative expenses associated with this activity and lower inventory valuation adjustments.

Gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the categories of the markets in which we compete. Our products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive.
Other Operating Costs and Expenses — As a percentage of net revenues, other operating costs and expenses were 0.4% in the first quarter of fiscal 2011 and 1.4% in the first quarter of fiscal 2010. In absolute terms, other operating costs and expenses decreased $479,000, or 61.6%, to $299,000 for the first quarter of fiscal 2011 as compared to $778,000 in the first quarter of fiscal 2010 as a result of decreased costs associated with product returns and lower allocated selling, general and administrative expenses associated with this activity.
Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 2.9% in the first quarter of fiscal 2011 as compared to 6.8% in the first quarter of fiscal 2010. S,G&A, in absolute terms, decreased $1.9 million, or 49.1%, to $1.9 million for the first quarter of fiscal 2011 as compared to $3.8 million for the first quarter of fiscal 2010. The decrease in S,G&A in absolute terms between the first quarter of fiscal 2011 and first quarter of fiscal 2010 was primarily due to changes in the bad debt reserve, lower salary and benefits, rent, advertising and legal expenses.
Interest Income, net — Interest income, net, was $10,000 in both the first quarter of fiscal 2011 and the first quarter of fiscal 2010.
Provision for Income Taxes was $1.5 million in the first quarter of fiscal 2011 as compared to $278,000 in the first quarter of fiscal 2010.
Net Income from continuing operations — As a result of the foregoing factors, the Company realized net income from continuing operations of $5.9 million in the first quarter of fiscal 2011 as compared to $1.2 million in the first quarter of fiscal 2010.
Liquidity and Capital Resources
General
     As of June 30, 2010, the Company had cash and cash equivalents of approximately $7.3 million, compared to approximately $23.6 million at June 30, 2009. Working capital decreased to $31.2 million at June 30, 2010 as compared to $45.1 million at June 30, 2009. The decrease in cash and cash equivalents of approximately $16.3 million was primarily due to the payment of an extraordinary dividend in March 2010 of $29.8 million and the purchase of the Company’s new headquarters building of approximately $2.6 million, partially offset by the net income generated by the Company during the twelve months ending June 30, 2010 of $16.1 million.
     Cash flow used for operating activities was approximately $5.1 million for the three months ended June 30, 2010, resulting primarily from increases in inventory and accounts receivable, partially offset by increases in accounts payable and deferred tax expenses and net income.
     Net cash provided by investing activities was $2.5 million for the three months ended June 30, 2010 on a decrease in restricted cash, partially offset by additions to property, plant and equipment.
     Net cash used by financing activities was $82,000 for the three months ended June 30, 2010, resulting from net repayments of borrowings under the Company’s long-term credit facility.
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

     At June 30, 2010, there were approximately $2.3 million of letters of credit outstanding under this facility. There were no borrowings outstanding at June 30, 2010 under this facility, and at June 30, 2010, the Company was in compliance with the covenants on its credit facilities.
The Company’s principal existing sources of cash are generated from operations. As of June 30, 2010, the Company had $12.7 million of borrowing capacity available under its $15.0 million revolving credit facilities, and there were no outstanding loans. The Company believes that its existing sources of cash will be sufficient to support existing operations over the next 12 months; however, management may decide to raise additional financing, which may include the issuance of equity securities, or the incurrence of additional debt.
Recently Issued Accounting Pronouncements
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
Inflation, Foreign Currency, and Interest Rates
     Neither inflation nor currency fluctuations had a significant effect on the Company’s results of operations during the first quarter of fiscal 2011. The Company’s exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders. The Company purchases virtually all of its products from manufacturers located in China.
     The interest on any borrowings under the Company’s credit facilities would be based on the Fed Open Market, Prime or LIBOR rates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no significant changes from items disclosed in Form 10-K for the fiscal year ended March 31, 2010.
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
     The Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2010, are effective to reasonably ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There were no material changes to the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2010.
Item 1A. Risk Factors
     There were no material changes in any risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2010.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
ITEM 3. Defaults Upon Senior Securities.
     (a) None
     (b) None
ITEM 4. Removed and Reserved.
ITEM 5. Other Information.
     None
ITEM 6. Exhibits.
31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed herewith

**	furnished herewith
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON RADIO CORP. (Registrant)
/s/ Adrian Ma
Date: August 16, 2010	Adrian Ma
Chief Executive Officer (Principal Executive Officer)

/s/ Greenfield Pitts
Date: August 16, 2010	Greenfield Pitts
Chief Financial Officer (Principal Financial and Accounting Officer)