Form 10-Q
period 2010-09-30
EMERSON RADIO CORP
filed 2010-11-15
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of common stock as of November 15, 2010: 27,129,832.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except earnings per share data)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2010	2009	2010	2009
Net revenues	$51,966	$51,774	$119,121	$107,373
Costs and expenses:
Cost of sales	45,892	43,701	103,415	93,304
Other operating costs and expenses	712	1,077	1,011	1,855
Selling, general and administrative	2,045	3,643	3,974	7,432

	48,649	48,421	108,400	102,591
Operating income	3,317	3,353	10,721	4,782
Interest income, net	4	12	14	22

Income from continuing operations before income taxes	3,321	3,365	10,735	4,804
Provision for income taxes	98	144	1,633	422

Income from continuing operations	3,223	3,221	9,102	4,382
Loss from discontinued operations, net of tax benefit	—	—	—	(55)

Net income	$3,223	$3,221	$9,102	4,327

Basic net income per share:
Continuing operations	$.12	$.12	$.34	$.16
Discontinued operations	—	—	—	—

	$.12	$.12	$.34	$.16

Diluted net income per share:
Continuing operations	$.12	$.12	$.34	$.16
Discontinued operations	—	—	—	—

	$.12	$.12	$.34	$.16

Weighted average shares outstanding:
Basic	27,130	27,130	27,130	27,130
Diluted	27,131	27,130	27,131	27,130
The accompanying notes are an integral part of the interim
consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	September 30, 2010	March 31, 2010(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,608	$9,969
Restricted cash	2,197	5,083
Accounts receivable, net	20,447	20,350
Other receivables	1,339	1,037
Due from affiliates	86	—
Inventory, net	34,991	10,952
Prepaid expenses and other current assets	529	736
Deferred tax assets	3,346	3,383

Total current assets	65,543	51,510
Property, plant and equipment, net	2,959	3,131
Trademarks and other intangible assets, net	1,545	1,606
Due from affiliates	144	185
Investments in marketable securities	6,031	6,031
Deferred tax assets	5,584	6,588
Other assets	219	205

Total assets	$82,025	$69,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$5,598	$5,629
Current maturities of long-term borrowings	17	30
Accounts payable and other current liabilities	24,143	20,776
Due to affiliates	2	28
Accrued sales returns	1,259	957
Income taxes payable	328	174

Total current liabilities	31,347	27,594
Long-term borrowings	104	201
Deferred tax liabilities	128	119
Shareholders’ equity:
Preferred shares -10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares - $.01 par value, 75,000,000 shares authorized, 52,965,797 shares issued, and 27,129,832 shares outstanding	529	529
Capital in excess of par value	98,785	98,785
Accumulated other comprehensive losses	(82)	(82)
Accumulated deficit	(27,872)	(36,976)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	50,446	41,342

Total liabilities and shareholders’ equity	$82,025	$69,256

(A)	Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the Securities and Exchange Commission on July 14, 2010.
The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30
	2010	2009
Cash flows from operating activities:
Income from continuing operations	$9,102	$4,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299	432
Non cash compensation	—	10
Deferred tax expense	1,050	142
Asset allowances, reserves and other	94	(442)
Changes in assets and liabilities:
Accounts receivable	518	(2,460)
Other receivables	(302)	140
Due from affiliates	(45)	(4)
Inventories	(24,444)	(1,317)
Prepaid expenses and other current assets	207	710
Other assets	(14)	50
Accounts payable and other current liabilities	3,367	3,612
Due to affiliates	(26)	(25)
Interest and income taxes payable	154	(7)

Net cash (used) provided by operating activities	(10,040)	5,223

Cash flows from investing activities:
Decrease in restricted cash	2,886	3,023
Purchase of trademark	—	(1,469)
Additions to property and equipment	(66)	(200)

Net cash provided by investing activities	2,820	1,354

Cash flows from financing activities:
Repayments of short-term borrowings	(44)	(82)
Borrowings under long-term credit facility	56,820	57,032
Repayments of borrowings under long-term credit facility	(56,917)	(57,048)

Net cash (used) by financing activities	(141)	(98)

Net increase (decrease) in cash and cash equivalents	(7,361)	6,479
Cash and cash equivalents at beginning of period	9,969	22,518

Cash and cash equivalents at end of period	$2,608	$28,997

Cash paid during the period for:

Interest	$63	$58
Income taxes	$331	$4
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
     The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2010 and the results of operations for the three and six month periods ended September 30, 2010 and September 30, 2009. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2010 (“fiscal 2010”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2010.
     The financial position and results of operations of the Company’s former joint venture interest in Advanced Sound and Image, LLC for the six month period ended September 30, 2009 have been presented as discontinued operations. See Note 11 “Discontinued Operations”.
     The results of operations for the three and six month periods ended September 30, 2010 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ending March 31, 2011 (“fiscal 2011”).
     Certain reclassifications were made to conform the prior year’s financial statements to the current presentation.
     Unless otherwise disclosed in the notes to these financial statements, the estimated fair value of the financial assets and liabilities approximates the carrying value.
     Subsequent events have been evaluated through November 15, 2010.
Stock- Based Compensation
The Company measures compensation cost for stock-based compensation arrangements based on grant date fair value. The computed fair value is expensed ratably over the requisite vesting period as required by the Stock Compensation Topic of the FASB Accounting Standards Codification. All outstanding stock based compensation arrangements issued by the Company were fully vested as of November 30, 2009. Consequently, the Company recorded no compensation costs during either the three or six month periods ending September 30, 2010. For the three and six months ending September 30, 2009, the Company recorded compensation costs of $5,000 and $9,000, respectively.
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
NOTE 2 — COMPREHENSIVE INCOME
     Comprehensive income equaled net income for the both the three and six month periods ended September 30, 2010 and September 30, 2009.

NOTE 3 — NET EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	September 30		September 30
	2010	2009	2010	2009
Numerator:
Net income from continuing operations for basic and diluted earnings per share	$3,223	$3,221	$9,102	$4,382

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130	27,130	27,130
Effect of dilutive securities on denominator:
Options (computed using the treasury stock method)	1	—	1	—

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,131	27,130	27,131	27,130

Basic and diluted earnings from continuing operations per share	$.12	$.12	$.34	$.16

NOTE 4 — SHAREHOLDERS’ EQUITY
     Outstanding capital stock at September 30, 2010 consisted of common stock and Series A convertible preferred stock. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.
     At September 30, 2010, the Company had approximately 77,000 options outstanding with exercise prices ranging from $1.00 to $3.19.
     In September 2003, the Company publicly announced the Emerson Radio Corp. common stock repurchase program. The program provides for share repurchase of up to 2,000,000 shares of Emerson’s outstanding common stock. No shares were repurchased in the three months ended September 30, 2010 and September 30, 2009. As of September 30, 2010, 732,377 shares remain available for repurchase under the program established in September 2003. Repurchases of the Company’s shares are subject to certain conditions under Emerson’s banking facility.
NOTE 5 — INVENTORY
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of September 30, 2010 and March 31, 2010, inventories consisted of the following (in thousands):

	September 30, 2010	March 31, 2010
	(Unaudited)
Finished goods	$37,154	$12,710
Less inventory allowances	(2,163)	(1,758)

Net inventory	$34,991	$10,952

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

     As of September 30, 2010, the Company had $119,000 of unrecognized tax benefits related to state taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized.
     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statement of Operations. Accrued interest and penalties were $49,000 as of September 30, 2010 and are recognized in the balance sheet.
     The Company’s effective tax rate differs from the federal statutory rate primarily due to expenses that are not deductible for federal income tax purposes, foreign tax rates, state income taxes and a change in valuation allowance.
     The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of September 30, 2010:

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
Majority Shareholder
     Grande’s Ownership Interest in Emerson. At September 30, 2010, approximately 56.2% of the Company’s outstanding common stock was owned by direct or indirect subsidiaries of The Grande Holdings Limited, a Bermuda corporation.
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
Rent expense and related service charges associated with these lease agreements with Grande totaled approximately $174,000 and $192,000 for the three months ending September 30, 2010 and September 30, 2009, respectively, and $347,000 and $338,000 for the six months ending September 30, 2010 and September 30, 2009, respectively. The rent expense and related service charges associated with these lease agreements are included in the Consolidated Statements of Operations as a component of selling, general, and administrative expenses.
Emerson owed Grande $2,680 and $1,703 related to this activity at September 30, 2010 and March 31, 2010, respectively, and a security deposit of $113,000 and $153,000 on the leased property was held by Lafe as of September 30, 2010 and March 31, 2010, respectively.

Rented Space in the People’s Republic of China
     In December 2008, Emerson signed a lease agreement with Akai Electric (China) Ltd., a subsidiary of Grande, concerning the rental of office space, office equipment, and lab equipment for Emerson’s quality assurance personnel in Zhongshan, People’s Republic of China. The lease term began in July 2007 and ended by its terms in June 2009, at which time the agreement renews automatically on a month-by-month basis unless canceled by either party. The agreement has not been canceled by either party, and therefore remains in full force and effect as of September 30, 2010.
Rent charges with Akai Electric (China) Ltd. totaled approximately $28,000 and $25,000 for the three months ending September 30, 2010 and September 30, 2009, respectively, and $56,000 and $53,000 for the six months ending September 30, 2010 and September 30, 2009, respectively.
Emerson owed Akai Electric (China) Ltd. $0 related to the agreement at both September 30, 2010 and March 31, 2010, respectively, and Akai Electric (China) Ltd. held a security deposit paid to it by Emerson in the amount of $31,600 at both September 30, 2010 and March 31, 2010, respectively.
          Other.
     In June 2009, Emerson paid a consulting fee of approximately $6,000 to Mr. Michael A.B. Binney, a former director of Grande, related to Emerson’s licensing business, certain potential business opportunities and the investigation of various international sales opportunities.
     During the three and six months ending September 30, 2010, Emerson paid consulting fees of approximately $29,399 and $60,781, respectively, to Mr. Eduard Will, a director of Emerson, for work performed during the period December 2009 through September 2010 by Mr. Will relating to the Emerson Radio Shareholder Derivative Litigation (“The Berkowitz Litigation”) described in the section below entitled “Legal Proceedings”. In May 2010, Emerson signed an agreement with Mr. Will, which formalized the arrangement and commits Emerson to paying a consulting fee of a minimum of $12,500 per quarter to Mr. Will relating to The Berkowitz Litigation.
     During the three and six months ending September 30, 2009, Emerson paid Innovative Capital Limited, a subsidiary of Grande, consulting fees of $50,000 and $125,000, respectively, for services rendered to Emerson during those periods by personnel of Grande. This consulting arrangement ended on September 30, 2009.
     During the three months and six months ending September 30, 2010, Akai Sales invoiced Emerson approximately $0 and $7,300, respectively, for travel expenses and courier fees which Akai Sales paid on Emerson’s behalf, and during the three months ending September 30, 2009, Akai Sales invoiced Emerson approximately $21,000 for travel expenses which Akai Sales paid on Emerson’s behalf. Including earlier invoices related to similar charges paid for by Akai Sales on Emerson’s behalf, Emerson owed Akai Sales approximately $0 at September 30, 2010 and $26,000 at March 31, 2010, as a result of these invoices.
During September 2009, Nakamichi Corporation Ltd. (“Nakamichi”), a subsidiary of Grande, invoiced Emerson approximately $1,000 for audio samples. As of March 31, 2010, Emerson owed Nakamichi $0.
     On April 7, 2010, upon a request made to the Company by its foreign controlling stockholder, S&T International Distribution Limited (“S&T”), a subsidiary of Grande, the Company entered into an agreement (“the Agreement”) with S&T whereby the Company returned to S&T on April 7, 2010 that portion of the taxes that the Company had withheld from the dividend paid on March 24, 2010 to S&T, which the Company believes is not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits. Per the terms of the Agreement, Emerson invoiced S&T in June 2010 approximately $42,000 for reimbursement of legal fees incurred by Emerson with regard to the Agreement and approximately $33,000 as a transaction fee for having entered into the Agreement. As of September 30, 2010, S&T owed Emerson approximately $75,000 as a result of this invoice.
NOTE 8 — BORROWINGS
Short-term Borrowings
     At both September 30, 2010 and March 31, 2010, there were $5.6 million of short-term borrowings outstanding under a credit line maintained with Smith Barney. This facility is backed by the Company’s auction rate securities and bears interest at the Federal Funds Rate plus 1.10%, and these borrowings have no net carrying cost.

Long-term Borrowings
     As of September 30, 2010 and March 31, 2010, borrowings under long-term facilities consisted of the following (in thousands):

	September 30, 2010	March 31, 2010
	(Unaudited)
Capitalized lease obligations and other	121	231
Less current maturities	(17)	(30)

Long term debt and notes payable	$104	$201

          Credit Facility - On March 2, 2010, the Company entered into an amendment to its Revolving Credit Agreement with Wachovia Bank, whereby the facility was changed to allow only the issuance of 105% cash-collateralized Letters of Credit up to a maximum $15.0 million or a “Borrowing Base” as defined in the agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories. The interest rate charged to the Company on Letters of Credit ranges from Prime or, at the Company’s election, the London Interbank Offered Rate (“LIBOR”), plus an interest rate margin ranging between 1.25% to 2.25%, depending on excess availability and the type of Letter of Credit. Pursuant to the loan agreement, the Company is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender’s prior consent and is subject to certain leverage financial covenants. Borrowings under the loan agreement are secured by substantially all of the Company’s assets. The loan agreement expires by its terms on December 23, 2010 and the Company is currently evaluating its options with regard to its long-term credit and banking needs.
          At September 30, 2010, there were no borrowings outstanding under the facility.
NOTE 9 — LEGAL PROCEEDINGS
          In re: Emerson Radio Shareholder Derivative Litigation. In late 2008, the plaintiffs in two previously filed derivative actions (the Berkowitz and Pinchuk actions) filed a consolidated amended complaint naming as defendants two current and one former director of the Company and alleging that the named defendants violated their fiduciary duties to the Company in connection with a number of related party transactions with affiliates of The Grande Holdings, Ltd., the Company’s controlling shareholder. In January 2009, the individual defendants filed an answer denying the material allegations of the complaint. In May 2010, the plaintiffs and the defendants agreed in principle to settle the matter with a payment to the Company by or on behalf of the defendants of $3.0 million less the amount of legal fees payable to plaintiffs’ counsel and certain other expenses. The parties executed a definitive settlement agreement on October 6, 2010 and filed it with the Delaware Court of Chancery on October 7, 2010. Finalization of the settlement is subject, among other things, to (i) written notification of the proposed settlement to shareholders in a form approved by the Delaware Court of Chancery and (ii) approval by the Delaware Court of Chancery, which has set a hearing date on January 18, 2011, of the settlement and the award of legal fees payable to plaintiffs’ counsel.
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

NOTE 10 — MARKETABLE SECURITIES:
As of both September 30, 2010 and March 31, 2010, the Company had $8.1 million face value (net book value of $6.0 million) invested in trading securities, consisting entirely of student loan auction rate securities (“SLARS”). These securities have long-term nominal maturities for which interest rates which were historically reset through a Dutch auction process at pre-determined calendar intervals; a process which, prior to February 2008, had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, these SLARS have had multiple failed auctions. As a result, the Company concluded at March 31, 2008, that these securities had experienced an other-than-temporary decline in fair value. These SLARS have AAA/Aaa and AAA/Baa3 credit ratings as of September 30, 2010, and have been classified as long-term investments in the Company’s Consolidated Balance Sheet as a consequence of their uncertain liquidity. There were no realized or unrealized gains or losses on the Company’s SLARS during the three or six months ended September 30, 2010, based on the Company’s assessment of these securities’ net realizable value as of that date, which considered external market data available to the Company.
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
     In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s securities available for sale that are required to be measured at fair value as of September 30, 2010:
Fair Value Measurement at Reporting Date Using:

Significant Unobservable Inputs (Level 3)	September 30, 2010
Investments in marketable securities (classified as trading securities)	$6,031

Investments in marketable securities	$6,031

The following table summarizes the changes in fair value for our Level 3 assets:

Fair Value Measurement of Asset using
Level 3 inputs
Trading Securities non-current
Balance at March 31, 2010	6,031
Total gains (losses) (realized or unrealized):
Realized — included in earnings at September 30, 2010	—

Unrealized — included in earnings at September 30, 2010	—

Redemptions of principal	—

Balance at September 30, 2010	$6,031

NOTE 11 — DISCONTINUED OPERATIONS:
     As a result of the Company’s sale of its membership in the ASI joint venture in April 2009, the results of operations of the Company’s membership interest in the ASI joint venture have been presented as discontinued operations for the six months ended September 30, 2009.

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
     Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company’s control, and which may cause the Company’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.
     All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through the Company’s use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•	the loss of any of the Company’s key customers or reduction in the purchase of its products by any such customers;
•	the failure by the Company to maintain its relationships with its licensees and distributors or the failure to obtain new licensees or distribution relationships on favorable terms;
•	cash generated by operating activities represents the Company’s principal source of funding and therefore the Company depends on its ability to successfully manage its operating cash flows to fund its operations;
•	the Company’s inability to anticipate market trends, enhance existing products or achieve market acceptance of new products;
•	the Company’s dependence on a limited number of suppliers for its components and raw materials;
•	the Company’s dependence on a limited number of third parties to manufacture and deliver its products;
•	changes in consumer spending and economic conditions;

•	the failure of third party sales representatives to adequately promote, market and sell the Company’s products;

•	the Company’s inability to protect its intellectual property;
•	the effects of competition;
•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;
•	conflicts of interest that exist based on the Company’s relationship with Grande;
•	the Company’s ability to maintain effective internal controls over financial reporting, to prevent material weaknesses or to remediate any weaknesses that may arise;
•	changes in accounting policies, rules and practices; and
•	the other factors listed under “Risk Factors” in the Company’s Form 10-K, as amended, for the fiscal year ended March 31, 2010 and other filings with the Securities and Exchange Commission (the “SEC”).
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

     Results of Operations
     The following table summarizes certain financial information for the three and six month periods ended September 30, 2010 (fiscal 2011) and September 30, 2009 (fiscal 2010) (in thousands):

	Three months ended		Six months ended
	September 30		September 30
	2010	2009	2010	2009
Net revenues	$51,966	$51,774	$119,121	$107,373
Cost of sales	45,892	43,701	103,415	93,304
Other operating costs and expenses	712	1,077	1,011	1,855
Selling, general and administrative expenses	2,045	3,643	3,974	7,432

Operating income	3,317	3,353	10,721	4,782
Interest income, net	4	12	14	22

Income from continuing operations before income taxes	3,321	3,365	10,735	4,804
Provision for income taxes	98	144	1,633	422

Net income from continuing operations	$3,223	$3,221	$9,102	$4,382

Net Revenues — Net revenues for the second quarter of fiscal 2011 were $52.0 million as compared to $51.8 million for the second quarter of fiscal 2010, an increase of $0.2 million or 0.4%. For the six month period of fiscal 2011, net revenues were $119.1 million as compared to $107.4 million for the six month period of fiscal 2010, an increase of $11.7 million or 10.9%. Net revenues may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net revenues and operating income by approximately $136,000 and $371,000 for the second quarters of fiscal 2011 and fiscal 2010, respectively, and approximately $267,000 and $681,000 for the six month periods of fiscal 2011 and fiscal 2010, respectively.
Net revenues are comprised of Emerson(R) houseware product sales, branded product sales, licensing revenues and themed product sales, which have been discontinued by the Company. Emerson(R) branded product sales are earned from the sale of products bearing the Company’s brand name; licensing revenues are derived from licensing the Company’s brand names to licensees for a fee; and themed product sales represented products sold bearing a certain theme or character. The major elements which contributed to the overall increase in net revenues were as follows:
i)	Houseware products net sales increased $9.0 million, or 23.3%, to $47.5 million in the second quarter of fiscal 2011 as compared to $38.6 million in the second quarter of fiscal 2010, principally driven by growth in microwave ovens and compact refrigerators, partially offset by decreases in toaster ovens and coffee makers. For the six month period of fiscal 2011, houseware products net sales were $110.5 million, an increase of $25.8 million or 30.4%, from $84.8 million in the six month period of fiscal 2010, on increases in microwave ovens, compact refrigerators and wine coolers, partially offset by decreases in toaster ovens and coffee makers. Houseware products consists of microwave ovens, compact refrigerators, wine coolers, toaster ovens and coffee makers;

ii)	Emerson(R) branded products net sales, excluding houseware products, were $3.2 million in the second quarter of fiscal 2011 as compared to $10.2 million in the second quarter of fiscal 2010, a decrease of $7.0 million, or 69.3%. For the six month period of fiscal 2011, Emerson(R) branded products net sales, excluding houseware products, were $5.8 million, a decrease of $11.9 million, or 67.4%, from $17.7 million in the six month period of fiscal 2010, primarily resulting from decreased sales volumes in several audio product lines;

iii)	Themed product sales were $0 in the second quarter of fiscal 2011 compared to $1.5 million in the second quarter of fiscal 2010. For the six month period of fiscal 2011, themed product sales were $0 compared to $2.0 million in the six month period of fiscal 2010. The decrease in both periods resulted from the expiration of the Company’s licensing arrangement with Mattel® to distribute themed products bearing the Barbie®, Hot Wheels® and Funkey® brand names;

iv)	Licensing revenues in the second quarter of fiscal 2011 were $1.3 million compared to $1.5 million in the second quarter of fiscal 2010, a decrease of $200,000 or 11.3%. Licensing revenues for the six month period of fiscal 2011 were $2.8 million as compared to $2.9 million for the six month period of fiscal 2010, a decrease of $100,000 or 1.6%.

Cost of Sales — In absolute terms, cost of sales increased $2.2 million, or 5.0%, to $45.9 million in the second quarter of fiscal 2011 as compared to $43.7 million in the second quarter of fiscal 2010. In absolute terms, cost of sales increased $10.1 million, or 10.8%, to $103.4 million in the six month period of fiscal 2011 as compared to $93.3 million in the six month period of fiscal 2010. Cost of sales, as a percentage of net revenues, was 88.3% and 84.4% in the second quarters of fiscal 2011 and fiscal 2010, respectively, and 86.8% and 86.9% in the six month periods of fiscal 2011 and 2010, respectively. Cost of sales as a percentage of sales revenues less license revenues increased to 90.6% in the second quarter of fiscal 2011 from 86.9% in the second quarter of fiscal 2010. Cost of sales as a percentage of sales revenues less license revenues was 88.9% in the six month period of fiscal 2011 as compared to 89.3% in the six month period of fiscal 2010. The increase in cost of sales in absolute terms for both the second quarter and six month period of fiscal 2011 as compared to the second quarter and six month period of fiscal 2010 was primarily related to an increase in core product cost of sales, partially offset by reduced royalties related to themed products and higher purchase return credits.
Gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the categories of the markets in which the Company competes. The Company’s products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive.
Other Operating Costs and Expenses — As a percentage of net revenues, other operating costs and expenses were 1.4% in the second quarter of fiscal 2011 and 2.1% in the second quarter of fiscal 2010. In absolute terms, other operating costs and expenses decreased $365,000, or 33.9%, to $712,000 for the second quarter of fiscal 2011 as compared to $1.1 million in the second quarter of fiscal 2010 as a result of decreased warranty-related costs and lower allocated selling, general and administrative expenses associated with this activity, partially offset by higher costs associated with product returns. For the six month period of fiscal 2011, other operating costs and expenses were 0.8% of net revenues as compared to 1.7% of net revenues for the six month period of fiscal 2010. In absolute terms, other operating costs and expenses decreased $844,000, or 45.5%, to $1.0 million for the six month period of fiscal 2011 as compared to $1.9 million in the six month period of fiscal 2010, as a result of decreased warranty-related costs, decreased costs associated with product returns and lower allocated selling, general and administrative expenses associated with these activities
Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 3.9% in the second quarter of fiscal 2011 as compared to 7.0% in the second quarter of fiscal 2010. S,G&A, in absolute terms, decreased $1.6 million, or 43.9%, to $2.0 million for the second quarter of fiscal 2011 as compared to $3.6 million for the second quarter of fiscal 2010. The decrease in S,G&A in absolute terms between the second quarter of fiscal 2011 and second quarter of fiscal 2010 was primarily due to lower in legal, rent and advertising expenses. For the six month period of fiscal 2011, S,G&A was 3.3% of net revenues as compared to 6.9% of net revenues in the six month period of fiscal 2010. In absolute terms, S,G&A decreased $3.4 million, or 46.5%, to $4.0 million for the six month period of fiscal 2011 as compared to $7.4 million in the six month period of fiscal 2010. The decrease in S,G&A in absolute terms between the six month periods of fiscal 2011 and 2010 was primarily due to lower legal and compensation expenses, changes in the bad debt reserve, and lower rent and advertising expenses.
Interest Income, net — Interest income, net, was $4,000 in the second quarter of fiscal 2011 as compared to $12,000 in the second quarter of fiscal 2010. For the six month period of fiscal 2011, interest income, net was $14,000 as compared to $22,000 in the six month period of fiscal 2010. Both periodic decreases were due to lower interest rates and lower invested assets.
Provision for Income Taxes was $98,000 in the second quarter of fiscal 2011 as compared to $144,000 in the second quarter of fiscal 2010. The provision for income taxes was $1.6 million for the six month period of fiscal 2011 as compared to $422,000 for the six month period of fiscal 2010.
Net Income from continuing operations — As a result of the foregoing factors, the Company realized net income from continuing operations of $3.2 million in the second quarter of fiscal 2011 as compared to $3.2 million in the second quarter of fiscal 2010. For the six month periods of fiscal 2011 and 2010 the Company realized net income from continuing operations of $9.1 million and $4.4 million, respectively.
Liquidity and Capital Resources
General
     As of September 30, 2010, the Company had cash and cash equivalents of approximately $2.6 million, compared to approximately $29.0 million at September 30, 2009. Working capital decreased to $34.2 million at September 30, 2010 as compared to $47.9 million at September 30, 2009. The decrease in cash and cash equivalents of approximately $26.4 million was primarily due to the payment of an extraordinary dividend of $29.8 million in March 2010, an increase in inventories of approximately $12.7 million and the purchase of the Company’s new headquarters building of approximately $2.6 million, partially offset by the net income generated by the Company during the twelve months ended September 30, 2010.

     Cash flow used for operating activities was approximately $10.0 million for the six months ended September 30, 2010, resulting primarily from increases in inventory, partially offset by the net income generated during the period and increases in accounts payable and deferred tax expenses.
     Net cash provided by investing activities was $2.8 million for the six months ended September 30, 2010 on a decrease in restricted cash, partially offset by additions to property, plant and equipment.
     Net cash used by financing activities was $141,000 for the six months ended September 30, 2010, resulting primarily from net repayments of borrowings under the Company’s long-term credit facility.
Wachovia
          On March 2, 2010, the Company entered into an amendment to its Revolving Credit Agreement with Wachovia Bank, whereby the facility was changed to allow only the issuance of 105% cash-collateralized Letters of Credit up to a maximum $15.0 million or a “Borrowing Base” as defined in the agreement. The Borrowing Base amount is established by specified percentages of eligible accounts receivables and inventories. The interest rate charged to the Company on Letters of Credit ranges from Prime or, at the Company’s election, the London Interbank Offered Rate (“LIBOR”), plus an interest rate margin ranging between 1.25% to 2.25%, depending on excess availability and the type of Letter of Credit. Pursuant to the loan agreement, the Company is restricted from, among other things, paying certain cash dividends, and entering into certain transactions without the lender’s prior consent and is subject to certain leverage financial covenants. Borrowings under the loan agreement are secured by substantially all of the Company’s assets. The loan agreement expires by its terms on December 23, 2010 and the Company is currently evaluating its options with regard to its long-term credit and banking needs.
     At September 30, 2010, there were approximately $1.6 million of letters of credit outstanding under this facility. There were no borrowings outstanding at September 30, 2010 under this facility, and at September 30, 2010, the Company was in compliance with the covenants on its credit facilities.
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
The amendments in this ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not believe that adoption of ASU 2010-17 will have a material impact on its consolidated financial statements.

          FASB Accounting Standards Update 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
In July 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-20, “Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which amended disclosure in order to facilitate financial statement users’ evaluation of the following:
• The nature of credit risk inherent in the entity’s portfolio of financing receivables;
• How that risk is analyzed and assessed in arriving at the allowance for credit losses; and
• The changes and reasons for those changes in the allowance for credit losses.
To achieve these objectives, an entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including:
• Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables;
• The aging of past due financing receivables at the end of the reporting period by class of financing receivables; and
• The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses.
The amendments in this ASU are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not believe that adoption of ASU 2010-20 will have a material impact on its consolidated financial statements.
Inflation, Foreign Currency, and Interest Rates
     Neither inflation nor currency fluctuations had a significant effect on the Company’s results of operations during the second quarter or six month period of fiscal 2011. The Company’s exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders. The Company purchases virtually all of its products from manufacturers located in China.
     The interest on any borrowings under the Company’s credit facilities would be based on the Federal Funds, Prime or LIBOR rates.

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
     The Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2010, are effective to reasonably ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls Over Financial Reporting
Except for the promotion, during the quarter ended September 30, 2010, of the Company’s Corporate Controller to the position of Chief Financial Officer and Treasurer, and the associated re-allocation of the Company’s treasury and financial reporting responsibilities among members of the finance and administration group, there have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     Except for the information disclosed in Footnote 9 “Legal Proceedings” enclosed within this Form 10-Q for the quarterly period ended September 30, 2010, there were no material changes to the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2010.

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

EMERSON RADIO CORP. (Registrant)
Date: November 15, 2010	/s/ Adrian Ma
Adrian Ma
Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2010	/s/ Andrew Davis
Andrew Davis
Chief Financial Officer (Principal Financial and Accounting Officer)