Form 10-Q
period 2010-12-31
EMERSON RADIO CORP
filed 2011-02-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of common stock as of February 14, 2011: 27,129,832.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except earnings per share data)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2010	2009	2010	2009
Net revenues	$40,571	$48,038	$159,692	$155,411
Costs and expenses:
Cost of sales	33,077	39,298	136,492	132,602
Other operating costs and expenses	567	708	1,578	2,563
Selling, general and administrative	1,945	3,397	5,919	10,829

	35,589	43,403	143,989	145,994
Operating income	4,982	4,635	15,703	9,417
Interest income (expense), net	10	(1)	24	21
Realized gains on trading securities	966	—	966	—

Income from continuing operations before income taxes	5,958	4,634	16,693	9,438
Provision for income taxes	1,774	1,221	3,407	1,643

Income from continuing operations	4,184	3,413	13,286	7,795
Loss from discontinued operations, net of tax benefit	—	—	—	(55)

Net income	$4,184	$3,413	$13,286	7,740

Basic net income per share:
Continuing operations	$.15	$.13	$.49	$.29
Discontinued operations	—	—	—	—

	$.15	$.13	$.49	$.29

Diluted net income per share:
Continuing operations	$.15	$.13	$.49	$.29
Discontinued operations	—	—	—	—

	$.15	$.13	$.49	$.29

Weighted average shares outstanding:
Basic	27,130	27,130	27,130	27,130
Diluted	27,131	27,133	27,131	27,131
The accompanying notes are an integral part of the interim
consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	December 31, 2010	March 31, 2010(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,727	$9,969
Restricted cash	591	5,083
Accounts receivable, net	8,197	20,350
Other receivables	1,001	1,037
Due from affiliates	70	—
Inventory, net	24,240	10,952
Prepaid expenses and other current assets	457	736
Deferred tax assets	3,300	3,383

Total current assets	56,583	51,510
Property, plant and equipment, net	2,857	3,131
Trademarks and other intangible assets, net	1,545	1,606
Due from affiliates	—	185
Investments in marketable securities	3,897	6,031
Deferred tax assets	4,185	6,588
Other assets	864	205

Total assets	$69,931	$69,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$2,478	$5,629
Current maturities of long-term borrowings	10	30
Accounts payable and other current liabilities	11,315	20,776
Due to affiliates	3	28
Accrued sales returns	893	957
Income taxes payable	393	174

Total current liabilities	15,092	27,594
Long-term borrowings	65	201
Deferred tax liabilities	144	119

Total liabilities	15,301	27,914
Shareholders’ equity:
Preferred shares - 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares - $.01 par value, 75,000,000 shares authorized, 52,965,797 shares issued, and 27,129,832 shares outstanding	529	529
Capital in excess of par value	98,785	98,785
Accumulated other comprehensive losses	(82)	(82)
Accumulated deficit	(23,688)	(36,976)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	54,630	41,342

Total liabilities and shareholders’ equity	$69,931	$69,256

(A)	Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the Securities and Exchange Commission on July 14, 2010.
The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31
	2010	2009
Cash flows from operating activities:
Income from continuing operations	$13,286	$7,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	405	644
Non cash compensation	—	12
Deferred tax expense	2,511	1,339
Asset allowances, reserves and other	(931)	(2,687)
Gain on sales of investments	(966)	—
Changes in assets and liabilities:
Accounts receivable	13,404	1,699
Other receivables	36	324
Due from affiliates	115	(45)
Inventories	(13,670)	6,249
Prepaid expenses and other current assets	279	(548)
Other assets	(659)	107
Accounts payable and other current liabilities	(9,461)	2,970
Due to affiliates	(25)	(41)
Interest and income taxes payable	219	4

Net cash provided by operating activities	4,543	17,822

Cash flows from investing activities:
Proceeds from sale of investments	3,100	—
Decrease in restricted cash	4,492	3,022
Purchase of trademark	—	(1,516)
Additions to property and equipment	(70)	(2,872)

Net cash (used) provided by investing activities	7,522	(1,366)

Cash flows from financing activities:
Repayments of short-term borrowings	(3,171)	(107)
Borrowings under long-term credit facility	88,162	94,141
Repayments of borrowings under long-term credit facility	(88,298)	(94,165)

Net cash (used) by financing activities	(3,307)	(131)

Net increase in cash and cash equivalents	8,758	16,325
Cash and cash equivalents at beginning of period	9,969	22,518

Cash and cash equivalents at end of period	$18,727	$38,843

Cash paid during the period for:

Interest	$91	$89
Income taxes	$553	$17
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
     The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of December 31, 2010 and the results of operations for the three and nine month periods ended December 31, 2010 and December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2010 (“fiscal 2010”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2010.
     The financial position and results of operations of the Company’s former joint venture interest in Advanced Sound and Image, LLC for the nine month period ended December 31, 2009 have been presented as discontinued operations. See Note 11 “Discontinued Operations”.
     The results of operations for the three and nine month periods ended December 31, 2010 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ending March 31, 2011 (“fiscal 2011”).
     Certain reclassifications were made to conform the prior year’s financial statements to the current presentation.
     Unless otherwise disclosed in the notes to these financial statements, the estimated fair value of the financial assets and liabilities approximates the carrying value.
     Subsequent events have been evaluated through February 14, 2011.
Stock- Based Compensation
The Company measures compensation cost for stock-based compensation arrangements based on grant date fair value. The computed fair value is expensed ratably over the requisite vesting period as required by the Stock Compensation Topic of the FASB Accounting Standards Codification. All outstanding stock based compensation arrangements issued by the Company were fully vested as of November 30, 2009. Consequently, the Company recorded no compensation costs during either the three or nine month periods ending December 31, 2010. For the three and nine months ending December 31, 2009, the Company recorded compensation costs of $3,000 and $12,000, respectively.
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
NOTE 2 — COMPREHENSIVE INCOME
     Comprehensive income equaled net income for the both the three and nine month periods ended December 31, 2010 and December 31, 2009.

NOTE 3 — NET EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	December 31		December 31
	2010	2009	2010	2009
Numerator:
Income from continuing operations for basic and diluted earnings per share	$4,184	$3,413	$13,286	$7,795

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130	27,130	27,130
Effect of dilutive securities on denominator:
Options (computed using the treasury stock method)	1	3	1	1

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,131	27,133	27,131	27,131

Basic and diluted earnings from continuing operations per share	$.15	$.13	$.49	$.29

NOTE 4 — SHAREHOLDERS’ EQUITY
     Outstanding capital stock at December 31, 2010 consisted of common stock and Series A convertible preferred stock. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.
     At December 31, 2010, the Company had approximately 52,000 options outstanding with exercise prices ranging from $1.00 to $3.19.
NOTE 5 — INVENTORY
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of December 31, 2010 and March 31, 2010, inventories consisted of the following (in thousands):

	December 31, 2010	March 31, 2010
	(Unaudited)
Finished goods	$26,380	$12,710
Less inventory allowances	(2,140)	(1,758)

Net inventory	$24,240	$10,952

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
     As of December 31, 2010, the Company had $119,000 of unrecognized tax benefits related to state taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized.
     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statement of Operations. Accrued interest and penalties were $49,000 as of December 31, 2010 and are recognized in the balance sheet.

     The Company’s effective tax rate differs from the federal statutory rate primarily due to expenses that are not deductible for federal income tax purposes, income and losses incurred in foreign jurisdictions and taxed at locally applicable tax rates, state income taxes and a change in valuation allowance.
     The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of December 31, 2010:

Jurisdiction	Open tax years
U.S. federal	2007-2009
States	2007-2009
     Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.
NOTE 7 — RELATED PARTY TRANSACTIONS
     From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited and/or its direct and indirect subsidiaries (“Grande”). Set forth below is a summary of such transactions.
Majority Shareholder
     Grande’s Ownership Interest in Emerson. At December 31, 2010, approximately 56.2% of the Company’s outstanding common stock was owned by S&T International Distribution Ltd. (“S&T”), an indirect subsidiary of The Grande Holdings Limited, a Bermuda corporation.
Related Party Transactions
          Leases and Other Real Estate Transactions.
Rented Space in Hong Kong
     Effective May 15, 2009, Emerson entered into an amended lease agreement with The Grande Properties Ltd., presently known as Lafe Properties (Hong Kong) Limited (“Lafe”), pursuant to which the space rented from Lafe was increased from 18,476 square feet to 19,484 square feet. This amended agreement by its terms expired on December 31, 2009.
Effective June 1, 2009, Emerson entered into another lease agreement with Lafe, pursuant to which additional space was rented from Lafe totaling 17,056 square feet for Emerson’s use to refurbish certain returned products. In connection with this new space rental, during June 2009, Emerson paid a security deposit of approximately $71,400 to Lafe. This lease agreement expired on December 31, 2009.
Effective January 1, 2010, Emerson entered into a new lease agreement with Lafe, pursuant to which Emerson rented 36,540 square feet from Lafe for the purpose of housing its Hong Kong based office personnel and for its use to refurbish certain returned products.
Rent expense and related service charges associated with these lease agreements with Lafe and Grande totaled approximately $172,000 and $191,000 for the three months ending December 31, 2010 and December 31, 2009, respectively, and approximately $519,000 and $529,000 for the nine months ending December 31, 2010 and December 31, 2009, respectively. The rent expense and related service charges associated with these lease agreements are included in the Consolidated Statements of Operations as a component of selling, general, and administrative expenses.
On December 31, 2010, Lafe was sold by its immediate holding company to an independent third party. As such, Lafe is no longer a related party to the Company effective December 31, 2010.
Emerson owed Grande approximately $3,000 and approximately $2,000 pertaining to rental related service charges at December 31, 2010 and March 31, 2010, respectively.
Rented Space in the People’s Republic of China
     In December 2008, Emerson signed a lease agreement with Akai Electric (China) Co., Ltd. (“Akai China”), a subsidiary of Grande prior to its disposal on December 24, 2010, concerning the rental of office space, office equipment, and lab equipment for Emerson’s quality assurance personnel in Zhongshan, People’s Republic of China. The lease term began in July 2007 and ended by its terms in

June 2009, at which time the agreement renews automatically on a month-by-month basis unless canceled by either party. The agreement has not been canceled by either party, and therefore remains in full force and effect as of December 31, 2010.
Rent charges with Akai China totaled approximately $29,000 and $28,000 for the three months ending December 31, 2010 and December 31, 2009, respectively, and approximately $85,000 and $81,000 for the nine months ending December 31, 2010 and December 31, 2009, respectively.
On December 24, 2010, Akai China was sold by Grande to an independent third party. As such, Akai China is no longer a related party to the Company effective December 24, 2010.
          Other.
     In June 2009, Emerson paid a consulting fee of approximately $6,000 to Mr. Michael A.B. Binney, a former director of Grande, related to Emerson’s licensing business, certain potential business opportunities and the investigation of various international sales opportunities.
     During the three and nine months ending December 31, 2010, Emerson paid consulting fees of approximately $25,000 and $85,000, respectively, to Mr. Eduard Will, a director of Emerson, for work performed by Mr. Will relating to the Emerson Radio Shareholder Derivative Litigation (“The Berkowitz Litigation”) described in the section below entitled “Legal Proceedings”. In May 2010, Emerson signed an agreement with Mr. Will, which formalized the arrangement and commits Emerson to paying a consulting fee of a minimum of $12,500 per quarter to Mr. Will relating to The Berkowitz Litigation.
     During the three and nine months ending December 31, 2009, Emerson paid Innovative Capital Limited, a subsidiary of Grande, consulting fees of $0 and $125,000, respectively, for services rendered to Emerson during the first five months of fiscal 2010 by personnel of Grande. This consulting arrangement ended on September 30, 2009.
     During the three months and nine months ending December 31, 2010, Akai Sales invoiced Emerson $0 and approximately $7,300, respectively, for travel expenses and courier fees which Akai Sales paid on Emerson’s behalf, and during the three and nine months ending December 31, 2009, Akai Sales invoiced Emerson approximately $5,000 and $21,000 for travel expenses which Akai Sales paid on Emerson’s behalf. Including earlier invoices related to similar charges paid for by Akai Sales on Emerson’s behalf, Emerson owed Akai Sales $0 at December 31, 2010 and approximately $26,000 at March 31, 2010, as a result of these invoices.
During September 2009, Nakamichi Corporation Ltd. (“Nakamichi”), a subsidiary of Grande, invoiced Emerson approximately $1,000 for audio samples. As of March 31, 2010, Emerson owed Nakamichi $0.
     On April 7, 2010, upon a request made to the Company by its foreign controlling stockholder, S&T, the Company entered into an agreement (“the Agreement”) with S&T whereby the Company returned to S&T on April 7, 2010 that portion of the taxes that the Company had withheld from the dividend paid on March 24, 2010 to S&T, which the Company believes is not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits. Per the terms of the Agreement, Emerson invoiced S&T in June 2010 approximately $42,000 for reimbursement of legal fees incurred by Emerson with regard to the Agreement and approximately $33,000 as a transaction fee for having entered into the Agreement. In January 2011, Emerson agreed, upon request of S&T, to waive approximately $5,000 of the legal charges that had been invoiced to S&T in June 2010. As of December 31, 2010, S&T owed Emerson approximately $70,000 as a result of this invoice, and the invoice was paid in full by S&T to Emerson on February 11, 2011.
NOTE 8 — BORROWINGS
Short-term Borrowings
     At December 31, 2010 and March 31, 2010, there were $2.5 million and $5.6 million, respectively, of short-term borrowings outstanding under a credit line maintained with Smith Barney. In December 2010, the Company paid down $3.1 million of these short-term borrowings using the proceeds from a par value redemption of one of its auction rate securities (see “Footnote 10”). This facility is backed by the Company’s auction rate securities and bears interest at the Federal Funds Rate plus 1.10%, and these borrowings have no net carrying cost.
Long-term Borrowings
     At December 31, 2010 and March 31, 2010, borrowings under long-term facilities consisted of the following (in thousands):

	December 31, 2010	March 31, 2010
	(Unaudited)
Capitalized lease obligations and other	75	231
Less current maturities	(10)	(30)

Long term debt and notes payable	$65	$201

          Credit Facility - The Company’s loan agreement with Wachovia Bank N.A. expired by its terms on December 23, 2010.
          Letters of Credit - Beginning November 2010, the Company began utilizing Hang Seng Bank to issue letters of credit on behalf of the Company, as needed. At December 31, 2010, the Company had outstanding letters of credit totaling $624,000.
NOTE 9 — LEGAL PROCEEDINGS
          In re: Emerson Radio Shareholder Derivative Litigation. On January 18, 2011, the Delaware Court of Chancery approved the settlement of two previously filed and later consolidated derivative actions (the Berkowitz and Pinchuk actions) against two current and one former director of Emerson Radio Corp. (the “Company”) in which it was alleged that the named defendants violated their fiduciary duties to the Company in connection with a number of related party transactions with affiliates of The Grande Holdings, Ltd., the Company’s controlling shareholder. As approved, the settlement calls for the payment to the Company by or on behalf of the defendants of the sum of $3.0 million and the continuation of a number of previously adopted corporate governance reforms. As part of the settlement, counsel for the plaintiffs requested an award payable out of the settlement proceeds of $1.5 million on account of legal services rendered and costs and expenses incurred. The Company objected to an award of that amount as being excessive. The Court reserved judgment on the amount of the award of fees and expenses and advised the litigants that it was likely that a ruling thereon would be made within 90 days of the January 18, 2011 court hearing. The Company has not recorded any impact pertaining to this matter in its financial statements for the period ending December 31, 2010.
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

NOTE 10 — MARKETABLE SECURITIES:
As of December 31, 2010 and March 31, 2010, the Company had $5.0 million and $8.1 million (with a net book value of $3.9 million and $6.0 million, respectively) face value in trading securities, which consisted entirely of student loan auction rate securities (“SLARS”). These securities have long-term nominal maturities for which interest rates were historically reset through a Dutch auction process at pre-determined calendar intervals; a process which, prior to February 2008, had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, these SLARS have had multiple failed auctions, although the Company was successful in December 2010 in redeeming one of its SLARS with $3.1 million face value at par in a market auction. The Company continues to believe that the remaining SLARS in its possession has experienced an other-than-temporary decline in fair value. This SLARS has a AAA/Aaa credit rating as of December 31, 2010, and is classified as a long-term investment in the Company’s Consolidated Balance Sheet as a consequence of its uncertain liquidity. The Company recorded a realized gain of $966,000 on the SLARS redemption it made in December 2010, based on the security’s net realizable value as of the redemption date.
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
     In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s securities available for sale that are required to be measured at fair value as of December 31, 2010:
Fair Value Measurement at Reporting Date Using:

Significant Unobservable Inputs (Level 3)	December 31, 2010
Investments in marketable securities (classified as trading securities)	$3,897

Investments in marketable securities	$3,897

The following table summarizes the changes in fair value for our Level 3 assets:

Fair Value Measurement of Asset using
Level 3 inputs
Trading Securities non-current
Balance at March 31, 2010	6,031
Total gains (losses) (realized or unrealized):
Realized — included in earnings at December 31, 2010	966

Unrealized — included in earnings at December 31, 2010	—

Redemptions of principal	(3,100)

Balance at December 31, 2010	$3,897

NOTE 11 — DISCONTINUED OPERATIONS:
     As a result of the Company’s sale of its membership in the ASI joint venture in April 2009, the results of operations of the Company’s membership interest in the ASI joint venture have been presented as discontinued operations for the nine months ended December 31, 2009.
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

     Results of Operations
     The following table summarizes certain financial information for the three and nine month periods ended December 31, 2010 (fiscal 2011) and December 31, 2009 (fiscal 2010) (in thousands):

	Three months ended		Nine months ended
	December 31		December 31
	2010	2009	2010	2009
Net revenues	$40,571	$48,038	$159,692	$155,411
Cost of sales	33,077	39,298	136,492	132,602
Other operating costs and expenses	567	708	1,578	2,563
Selling, general and administrative expenses	1,945	3,397	5,919	10,829

Operating income	4,982	4,635	15,703	9,417
Interest income (expense), net	10	(1)	24	21
Realized gains on trading securities	966	—	966	—

Income from continuing operations before income taxes	5,958	4,634	16,693	9,438
Provision for income taxes	1,774	1,221	3,407	1,643

Income from continuing operations	$4,184	$3,413	$13,286	$7,795

Net Revenues — Net revenues for the third quarter of fiscal 2011 were $40.6 million as compared to $48.0 million for the third quarter of fiscal 2010, a decrease of $7.4 million or 15.5%. For the nine month period of fiscal 2011, net revenues were $159.7 million as compared to $155.4 million for the nine month period of fiscal 2010, an increase of $4.3 million or 2.8%. Net revenues may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net revenues and operating income by approximately $140,000 and $300,000 for the third quarters of fiscal 2011 and fiscal 2010, respectively, and approximately $407,000 and $981,000 for the nine month periods of fiscal 2011 and fiscal 2010, respectively.
Net revenues are comprised of Emerson(R) houseware product sales, branded product sales, licensing revenues and themed product sales, which have been discontinued by the Company. Emerson(R) branded product sales are earned from the sale of products bearing the Company’s brand name; licensing revenues are derived from licensing the Company’s brand names to licensees for a fee; and themed product sales represented products sold bearing a certain theme or character. The major elements which contributed to the changes in net revenues were as follows:
i)	Houseware products net sales decreased $4.0 million, or 11.0%, to $32.2 million in the third quarter of fiscal 2011 as compared to $36.2 million in the third quarter of fiscal 2010, principally driven by decreases in microwave ovens, toaster ovens and coffee makers partially offset by increases in compact refrigerators and wine coolers. For the nine month period of fiscal 2011, houseware products net sales were $142.7 million, an increase of $21.8 million or 18.0%, from $120.9 million in the nine month period of fiscal 2010, on increases in compact refrigerators, microwave ovens and wine coolers, partially offset by decreases in toaster ovens and coffee makers. Houseware products consists of microwave ovens, compact refrigerators, wine coolers, toaster ovens and coffee makers;

ii)	Emerson(R) branded products net sales, excluding houseware products, were $5.9 million in the third quarter of fiscal 2011 as compared to $8.6 million in the third quarter of fiscal 2010, a decrease of $2.7 million, or 31.3%. For the nine month period of fiscal 2011, Emerson(R) branded products net sales, excluding houseware products, were $11.7 million, a decrease of $14.6 million, or 55.6%, from $26.3 million in the nine month period of fiscal 2010, primarily resulting from decreased audio sales volumes;

iii)	Themed product net sales were $0 in the third quarter of fiscal 2011 compared to $1.2 million in the third quarter of fiscal 2010. For the nine month period of fiscal 2011, themed product sales were $0 compared to $3.3 million in the nine month period of fiscal 2010. The decrease in both periods resulted from the expiration of the Company’s licensing arrangement with Mattel® to distribute themed products bearing the Barbie®, Hot Wheels® and Funkey® brand names;

iv)	Licensing revenues in the third quarter of fiscal 2011 were $2.5 million compared to $2.0 million in the third quarter of fiscal 2010, an increase of $500,000 or 22.1%. Licensing revenues for the nine month period of fiscal 2011 were $5.3 million as compared to $4.9 million for the nine month period of fiscal 2010, an increase of $400,000 or 8.2%.

Cost of Sales — In absolute terms, cost of sales decreased $6.2 million, or 15.8%, to $33.1 million in the third quarter of fiscal 2011 as compared to $39.3 million in the third quarter of fiscal 2010. In absolute terms, cost of sales increased $3.9 million, or 2.9%, to $136.5 million in the nine month period of fiscal 2011 as compared to $132.6 million in the nine month period of fiscal 2010. The decrease in cost of sales for the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 was primarily related to the decrease in net revenues and lower royalties related to themed products, partially offset by lower downward inventory valuation adjustments and lower purchase return credits. The increase in cost of sales for the nine month period of fiscal 2011 as compared to the nine month period of fiscal 2010 was primarily related to the increase in net revenues, lower downward inventory valuation adjustments, and lower purchase return credits, partially offset by lower royalties related to themed products and lower inventory writedowns.
Gross profit margins continue to be subject to competitive pressures arising from pricing strategies associated with the categories of the markets in which the Company competes. The Company’s products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive.
Other Operating Costs and Expenses — As a percentage of net revenues, other operating costs and expenses were 1.4% in the third quarter of fiscal 2011 and 1.5% in the third quarter of fiscal 2010. In absolute terms, other operating costs and expenses decreased $141,000, or 19.9%, to $567,000 for the third quarter of fiscal 2011 as compared to $708,000 in the third quarter of fiscal 2010 as a result of decreased warranty-related costs and lower allocated selling, general and administrative expenses associated with this activity, partially offset by higher costs associated with product returns. For the nine month period of fiscal 2011, other operating costs and expenses were 1.0% of net revenues as compared to 1.6% of net revenues for the nine month period of fiscal 2010. In absolute terms, other operating costs and expenses decreased $985,000, or 38.4%, to $1.6 million for the nine month period of fiscal 2011 as compared to $2.6 million in the nine month period of fiscal 2010, as a result of decreased warranty-related costs, decreased costs associated with product returns and lower allocated selling, general and administrative expenses associated with these activities.
Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 4.8% in the third quarter of fiscal 2011 as compared to 7.1% in the third quarter of fiscal 2010. S,G&A, in absolute terms, decreased $1.5 million, or 42.7%, to $1.9 million for the third quarter of fiscal 2011 as compared to $3.4 million for the third quarter of fiscal 2010. The decrease in S,G&A in absolute terms between the third quarter of fiscal 2011 and third quarter of fiscal 2010 was primarily due to lower compensation, rent and advertising expenses. For the nine month period of fiscal 2011, S,G&A was 3.7% of net revenues as compared to 7.0% of net revenues in the nine month period of fiscal 2010. In absolute terms, S,G&A decreased $4.9 million, or 45.3%, to $5.9 million for the nine month period of fiscal 2011 as compared to $10.8 million in the nine month period of fiscal 2010. The decrease in S,G&A in absolute terms between the nine month periods of fiscal 2011 and 2010 was primarily due to lower compensation expenses, changes in the bad debt reserve, and lower in legal, rent and advertising expenses.
Interest Income, net — Interest income, net, was $10,000 in the third quarter of fiscal 2011 as compared to interest expense of $1,000 in the third quarter of fiscal 2010. For the nine month period of fiscal 2011, interest income, net was $24,000 as compared to $21,000 in the nine month period of fiscal 2010. Both periodic increases resulted from reduced levels of interest expense.
Realized Gains on Trading Securities — Realized gains on trading securities were $966,000 for the three and nine month periods of fiscal 2011 and $0 for the three and nine month periods of fiscal 2010. These realized gains resulted from the sale in December 2010 of $3.1 million of the Company’s auction rate securities. See Note 10 — “Marketable Securities”.
Provision for Income Taxes was $1.8 million in the third quarter of fiscal 2011 as compared to $1.2 million in the third quarter of fiscal 2010. The provision for income taxes was $3.4 million for the nine month period of fiscal 2011 as compared to $1.6 million for the nine month period of fiscal 2010.
Income from continuing operations — As a result of the foregoing factors, the Company realized income from continuing operations of $4.2 million in the third quarter of fiscal 2011 as compared to $3.4 million in the third quarter of fiscal 2010, and for the nine month periods of fiscal 2011 and 2010, $13.3 million and $7.8 million, respectively.

Liquidity and Capital Resources
General
     As of December 31, 2010, the Company had cash and cash equivalents of approximately $18.7 million, compared to approximately $38.8 million at December 31, 2009. Working capital decreased to $41.5 million at December 31, 2010 as compared to $49.3 million at December 31, 2009. The decrease in cash and cash equivalents of approximately $20.1 million was primarily due to the payment of an extraordinary dividend of $29.8 million in March 2010 and an increase in inventories of approximately $7.5 million, partially offset by the net income generated by the Company during the twelve months ended December 31, 2010.
     Cash flow provided by operating activities was $4.5 million for the nine months ended December 31, 2010, resulting primarily from the net income generated during the period, decreases in accounts receivable and deferred tax assets, partially offset by increased inventories and decreased accounts payable.
     Net cash provided by investing activities was $7.5 million for the nine months ended December 31, 2010 on a decrease in restricted cash as well as the cash redemption of one of the Company’s SLARS investments (see Footnote 10 — “Marketable Securities”), partially offset by additions to property, plant and equipment.
     Net cash used by financing activities was $3.3 million for the nine months ended December 31, 2010, resulting from a $3.1 million paydown of the Company’s short-term loan upon the cash redemption by the Company of its SLARS investment (see Footnote 10 — “Marketable Securities”), as well as net repayments of borrowings under the Company’s long-term credit facility.
Credit Arrangements
          Credit Facility - The Company’s loan agreement with Wachovia Bank N.A. expired by its terms on December 23, 2010.
          Letters of Credit - Beginning November 2010, the Company began utilizing Hang Seng Bank to issue letters of credit on behalf of the Company, as needed.
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
          FASB Accounting Standards Update 2010-28, Intangibles — Goodwill and Other (Topic 350)
In December 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-28, “Intangibles — Goodwill and Other (Topic 350)”, to address questions about entities with reporting units holding goodwill and other intangibles with zero or negative carrying amounts. The amendments in this update modify Step 1 of the goodwill and other intangible impairment tests included under ASC Topic 350 for reporting units with zero or negative carrying amounts and require the entity to perform Step 2 of the impairment tests included under ASC Topic 350 for those reporting units if it is more likely than not that an impairment exists. Then, any resulting impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption, and any impairments occurring after the initial adoption of the amendments should be included in earnings as required by ASC Topic 350.
For public entities, the amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2010. The Company does not believe that adoption of ASU 2010-28 will have a material impact on its consolidated financial statements.
          FASB Accounting Standards Update 2010-29, Business Combinations (Topic 805)
In December 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-29, “Business Combinations (Topic 805)”, to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 850 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not believe that adoption of ASU 2010-29 will have a material impact on its consolidated financial statements.
Inflation, Foreign Currency, and Interest Rates
     Neither inflation nor currency fluctuations had a significant effect on the Company’s results of operations during the third quarter or nine month period of fiscal 2011. The Company’s exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders. The Company purchases virtually all of its products from manufacturers located in China.
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
     The Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2010, are effective to reasonably ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1.  Legal Proceedings
     In re: Emerson Radio Shareholder Derivative Litigation. On January 18, 2011, the Delaware Court of Chancery approved the settlement of two previously filed and later consolidated derivative actions (the Berkowitz and Pinchuk actions) against two current and one former director of Emerson Radio Corp. (the “Company”) in which it was alleged that the named defendants violated their fiduciary duties to the Company in connection with a number of related party transactions with affiliates of The Grande Holdings, Ltd., the Company’s controlling shareholder. As approved, the settlement calls for the payment to the Company by or on behalf of the defendants of the sum of $3.0 million and the continuation of a number of previously adopted corporate governance reforms. As part of the settlement, counsel for the plaintiffs requested an award payable out of the settlement proceeds of $1.5 million on account of legal services rendered and costs and expenses incurred. The Company objected to an award of that amount as being excessive. The

Court reserved judgment on the amount of the award of fees and expenses and advised the litigants that it was likely that a ruling thereon would be made within 90 days of the January 18, 2011 court hearing. The Company has not recorded any impact pertaining to this matter in its financial statements for the period ending December 31, 2010.
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
     Except for the items included above, there were no material changes to the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2010.
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

EMERSON RADIO CORP. (Registrant)
Date: February 14, 2011	/s/ Adrian Ma
Adrian Ma
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2011	/s/ Andrew L. Davis
Andrew L. Davis
Chief Financial Officer (Principal Financial and Accounting Officer)