Form 10-K
period 2011-03-31
EMERSON RADIO CORP
filed 2011-07-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended March 31, 2011
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
Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2010 (computed by reference to the last reported sale price of the Common Stock on the NYSE Amex on such date): $26,744,733.
Number of Common Shares outstanding at July 14, 2011: 27,129,832
DOCUMENTS INCORPORATED BY REFERENCE:

Part of the
Document	Form 10-K
Proxy Statement for 2011 Annual Meeting of Stockholders, or an amendment to this Annual Report on Form 10-K	Part III

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
Controlling Shareholder
The Grande Holdings Limited (Provisional Liquidators Appointed) (“Grande”), a Bermuda corporation, has advised the Company that, as of March 31, 2011, one of its indirect subsidiaries held beneficially 15,243,283 shares or approximately 56.2% of the outstanding common stock of Emerson. That number of shares includes 3,391,967 shares (the “Pledged Shares”) which, according to public filings made by Deutsche Bank AG (“Deutsche Bank”) in March 2010 had previously been pledged to Deutsche Bank to secure indebtedness owed to it. In February 2011, Deutsche Bank filed a Schedule 13G with the Securities and Exchange Commission stating that Deutsche Bank had sole voting and sole dispositive power over the Pledged Shares (which represent approximately 12.5% of the Company’s outstanding common stock). The Company believes that both Grande and Deutsche Bank have claimed beneficial ownership of the Pledged Shares. As of July 14, 2011, the Company has not been able to verify independently the beneficial ownership of the Pledged Shares. (see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”).
On May 31, 2011, upon application of a major creditor, the High Court of Hong Kong appointed Fok Hei Yu and Roderick John Sutton, both of FTI Consulting (Hong Kong) Limited (“FTI”), as Joint and Several Provisional Liquidators over Grande (the “Provisional Liquidators over Grande”). In addition, in June 2011, Grande filed a Chapter 15 petition under the United States Bankruptcy Code with the United States Bankruptcy Court in Manhattan. (see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”).
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

General
The Company, directly and through several subsidiaries, designs, sources, imports, markets, sells and licenses to certain licensees a variety of houseware and consumer electronic products, both domestically and internationally, under the Emerson(R), HH Scott(R) and Olevia(R) brand names. These products include:
•	microwave ovens, compact refrigerators and wine coolers;
•	clock radios and other audio products; and
•	video and other products — primarily televisions, digital video disc (DVD) players and mobile electronics
The trade name “Emerson Radio” dates back to 1912 and is one of the oldest and most well respected names in the consumer electronics industry. See “Licensing and Related Activities.”

The Company believes it possesses an advantage over its competitors due to the combination of:
•	recognition of the “(EMERSON LOGO)” brand;
•	the Company’s distribution base and established customer relations;
•	the Company’s sourcing expertise and established vendor relations;
•	an infrastructure with personnel experienced in servicing and providing logistical support to the domestic mass merchant distribution channel; and
•	the Company’s extensive experience in establishing license and distribution agreements on a global basis for a variety of products.
The Company intends to continue leveraging its core competencies to offer a variety of current and new houseware and consumer electronic products to customers. In addition, the Company intends to enter into licenses for the use of its trade names and trademarks by third parties, which the Company refers to as “outward licenses”. The Company continues to enter into distribution agreements that leverage its trademarks and utilize the logistical and sourcing advantages of unrelated third-parties for products that are more efficiently marketed through these agreements. The Company continuously evaluates potential licenses and distribution agreements. See “Licensing and Related Activities.”
The Company’s core business consists of selling, distributing, and licensing various low and moderately priced houseware and consumer electronic products in various categories. A substantial portion of the Company’s marketing and sales efforts are concentrated in the United States, although the Company also sells, or licenses for sale, its products in certain other international regions.
Products
The Company’s current product and branded categories consist of the following:

Houseware Products	Audio Products	Other
Microwave ovens	Digital clock radios	Televisions
Compact refrigerators	Portable stereo systems	DVD players
Wine Coolers		Telephones and telephone accessories
Mobile electronics
Sales and Distribution
The Company’s Direct Import Program allows its customers to import and receive product directly from its contracted manufacturers located outside the United States. Under the Direct Import Program, title for the Company’s product passes to the customer in the country of origin when the product is shipped by the manufacturer. The Company also sells product to customers from its United States based finished goods inventory, which is referred to as the Domestic Program. Under the Domestic Program, title for product typically passes at the time of shipment. Under both programs, the Company recognizes revenues at the time title passes to the customer. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The Company has an integrated system to coordinate the purchasing, sales and distribution aspects of its operations. The Company receives orders from its major customers via electronic data interface, facsimile, telephone or mail. The Company does not have long-term contracts with any of its customers, but rather receives orders on an ongoing basis. Products imported by the Company for the Domestic Program, generally from factories in Asia, are shipped by ocean and/or inland freight and then stored in the Company’s warehouse facilities for shipment to customers. The Company monitors its inventory levels and goods in transit through the use of an electronic inventory system. When a purchase order under the Domestic Program is received, it is filled from the Company’s inventory and the warehoused product is labeled and prepared for outbound shipment to the customer by common, contract or small package carrier.
Domestic Marketing
In the United States, the Company markets its products primarily through mass merchandisers.

In fiscal 2011 and 2010, Wal-Mart accounted for approximately 58% and 53% of the Company’s net revenues, respectively, and Target accounted for approximately 29% and 25% of the Company’s net revenues, respectively. No other customer accounted for more than 10% of net revenues in either period. The trade accounts receivable balances for Wal-Mart and Target, net of specific reserves, were 88% and 11% as of March 31, 2011, respectively, and 68% and 15% as of March 31, 2010, respectively. Management believes that a loss, or a significant reduction, of sales to Wal-Mart or Target would have a materially adverse effect on the Company’s business and results of operations.
Approximately 37% and 38% of the Company’s net revenues in fiscal 2011 and 2010, respectively, were made through third-party sales representative organizations that receive sales commissions and work in conjunction with the Company’s own sales personnel. With the Company’s permission, third-party sales representative organizations may sell competitive products in addition to the Company’s products. In most instances, either party may terminate a sales representative relationship on 30 days prior notice by the Company and 90 days prior notice by the sales representative organization in accordance with customary industry practice. In fiscal 2011, the Company utilized approximately 20 sales representative organizations, including one through which approximately 29% of its net revenues, including revenues from one of the Company’s two major customers described above, were made in fiscal 2011. In fiscal 2010, the Company utilized approximately 20 sales representative organizations, including one through which approximately 25% of its net revenues, including revenues from one of the Company’s two major customers described above, were made in fiscal 2010. No other sales representative organization accounted for more than 10% of net revenues in either year. The remainder of the Company’s sales is to customers that are serviced by its sales personnel. Although sales and operating results could be negatively impacted, management does not believe that the loss of one or more sales representative organizations would have a material adverse effect on its business and results of operations, as the Company believes that new sales representative organizations could be identified if needed, although that could be a time consuming process.
Foreign Marketing
The Company primarily markets and distributes its products in the United States. Accordingly, foreign sales account for less than 10% of total revenues and are not considered material.
Licensing and Related Activities
Throughout various parts of the world, the Company is party to numerous distribution and outward license agreements with third party licensees that allow the licensees to manufacture and/or sell various products bearing the Company’s trademarks into defined geographic areas. The Company believes that such activities have had and will continue to have a positive impact on operating results by generating income with minimal, if any, incremental costs and without any working capital requirements, and intends to pursue additional licensing and distribution opportunities. The Company continues to protect its brand through rigid license and product selection and control processes. See Item 1A — “Risk Factors — Business Related Risks — The failure by the Company to maintain its relationships with its licensees, licensors and distributors, or the failure to obtain new licensees, licensors and distributions relationships could materially adversely affect the Company’s revenues and earnings”, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 “License Agreements”.
Design and Manufacturing
The Company’s products are manufactured by several original equipment manufacturers in accordance with the Company’s specifications. During fiscal 2011 and 2010, 100% of the Company’s purchases consisted of finished goods from foreign manufacturers, primarily located in People’s Republic of China, substantially all of which were imported into the United States.
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
The following summarizes the Company’s purchases from its major suppliers that provided more than 10% of the Company’s total purchases in fiscal 2011 and 2010:

	Fiscal Year
Supplier	2011	2010
Midea	73%	73%
Hualing	14%	*

*	Less than 10%.

The Company considers its relationships with its suppliers to be satisfactory and believes that, barring any unusual material or part shortages or economic, fiscal or monetary conditions, the Company could develop alternative suppliers. No assurance can be given that ample supply of product would be available at current prices and on current credit terms if the Company were required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts. (see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”) and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
The Company’s customers return product for a variety of reasons, including:
•	retailer return policies with their customers;
•	damage to goods in transit and cosmetic imperfections; and
•	mechanical failures.
Backlog
The Company does not believe that backlog is a significant factor. The ability of management to correctly anticipate and provide for inventory requirements is essential to the successful operation of the Company’s business.
Trademarks
The Company owns the following principal trademarks
•	“(EMERSON LOGO)”

•	“Emerson Research(R)”

•	“H.H. Scott(R)”

•	“iDEA(R)”

•	“IDIVA(R)”

•	“Ölevia(R)”

•	“Scott(R)”

•	“SmartSet(R)”
for certain consumer electronic products in the United States, Canada, Mexico and various other countries. The Company’s trademark registrations must be renewed at various times. The Company intends to renew all trademarks necessary for the conduct of its business. The Company considers the “(EMERSON LOGO)” trademark to be of material importance to its business and, to a lesser degree, the remaining trademarks. The Company licenses the “(EMERSON LOGO)” and certain of its other trademarks to third parties, the scope of which is on a limited product and geographic basis and for a period of time. See “Licensing and Related Activities.”

Competition
The Company primarily competes in the low-to-medium-priced sector of the housewares and consumer electronics market. Management estimates that the Company has several dozen competitors that are manufacturers and/or distributors, many of which are much larger and have greater financial resources than the Company. The Company competes primarily on the basis of:
•	brand recognition;
•	reliability;
•	quality;
•	price;
•	design;
•	consumer acceptance of the Company’s products; and
•	the quality of service and support to retailers and their customers.
The Company also competes at the retail level for shelf space and promotional displays, all of which have an impact on our success in established and proposed distribution channels.
Working Capital
The Company’s loan agreement with Wachovia Bank N.A. expired by its terms on December 23, 2010. Beginning November 2010, the Company began utilizing Hang Seng Bank to issue letters of credit on behalf of the Company, on an as-needed basis. The Company anticipates that its cash on hand and cash flows generated from operations will provide sufficient liquidity to meet the Company’s operating requirements in the year ahead (see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”).
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

Employees
As of July 14, 2011, the Company had approximately 85 employees, comprised of 34 in the United States and 51 in Asia. None of the Company’s employees are represented by unions, and we believe our labor relations are good.

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
Business Related Risks
Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder.
The consequences for the Company, if any, of the appointment of Provisional Liquidators over Grande and the subsequent filing by Grande with the United States Bankruptcy Court in Manhattan in June 2011 of a Chapter 15 petition under the United States Bankruptcy Code are uncertain at this time, although it is possible, as noted below and elsewhere in this Annual Report on Form 10-K, that actions taken by the Provisional Liquidator over Grande could affect in an adverse way a number of significant aspects of the Company’s business. Subsequent to the appointment, certain major factory suppliers, including Midea, have significantly reduced the maximum amount of open credit lines available to the Company. At the factories’ request, the Company made accelerated payments in June and July of 2011 to reduce the balances owing from the Company on its open trade payable accounts with the respective factory suppliers to comply with such new credit terms. The Company relies on its cash on hand and cash generated by ongoing operations to manage its business. The Provisional Liquidators informed Emerson, on June 1, 2011, that they do not have any intention of interrupting the business of Emerson, that Emerson will continue to be operated as usual without interruption, and that they did not have any intent at that point of disposing of the shares of Emerson stock held by Grande.
The majority ownership of the Company’s common stock by an indirect subsidiary of Grande, which is listed and is based in Hong Kong, substantially reduces the influence of other stockholders, and the interests of Grande may conflict with the interests of the Company’s other stockholders.
Grande, through one of its indirect subsidiaries (collectively, “Grande”) is the beneficial owner of a significant amount of the Company’s outstanding common stock as of June 29, 2011 (see Item 1 “Business — Controlling Shareholder” for disclosures regarding the approximate shareholding position of Grande in the Company). As a result, Grande currently controls significantly the approval process for actions that require stockholder approval, including: the election of the Company’s directors and the approval of mergers, sales of assets or other significant corporate transactions or matters submitted for stockholder approval. Because of Grande’s ownership position, other stockholders have little or no influence over matters submitted for stockholder approval.
A number of the Company’s directors and senior executive officers also are managing directors or senior officers of Grande and have loyalties and fiduciary obligations to both Grande and the Company.
Christopher Ho, the Company’s Chairman of the Board, and Duncan Hon, the Deputy Chief Executive Officer and a director of the Company, are also directors of Grande. In addition, Mr. Ho serves as The Chairman of the Board of Grande and Duncan Hon serves as an officer and director of Grande. Adrian Ma, the Chief Executive Officer and a director of the Company, also served as Group Managing Director and Chief Executive Officer of Grande until his resignation from such positions with Grande on June 23, 2011. As described in Note 3 to the Company’s financial statements and in the Company’s previous filings with the SEC, there have been a number of related party transactions between the Company and Grande. Grande does not owe the Company any amounts under any existing related party transactions as at March 31, 2011 (see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”).
The Company has established adequate procedures designed to ensure that future material related party transactions are fair to the Company.

The loss or significant reduction in business of any of the Company’s key customers, including Wal-Mart and Target, could materially and adversely affect the Company’s revenues and earnings.
The Company is highly dependent upon sales of its products to Wal-Mart and Target. For the fiscal years ended March 31, 2011 and 2010, Wal-Mart accounted for approximately 58% and 53% of the Company’s net revenues, respectively, and Target accounted for approximately 29% and 25%, respectively, of the Company’s net revenues. No other customer accounted for greater than 10% of the Company’s net revenues during these periods. All customer purchases are made through purchase orders and the Company does not have any long-term contracts with its customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, Wal-Mart or Target will cause a material and adverse change in the Company’s revenues and operating results (see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”).
The Company depends on a limited number of suppliers for its products. The inability to secure products could reduce the Company’s revenues and adversely affect its relationship with its customers.
Although there are multiple suppliers for each of the Company’s products, the Company relies and is dependent on a limited number of suppliers for its main products, all of which are located outside of the United States. This reliance involves a number of significant potential risks, including:
•	lack of availability of materials and interruptions in delivery of components and raw materials from suppliers;
•	manufacturing delays caused by such lack of availability or interruptions in delivery;
•	fluctuations in the quality and the price of components and raw materials, in particular due to the petroleum price impact on such materials; and
•	risk related to foreign operations.
The Company does not have any long-term or exclusive purchase commitments with any of its suppliers. Midea was the Company’s largest supplier during fiscal 2011 and accounted for 73% of the Company’s purchases of products during fiscal 2011. The Company’s failure to maintain existing relationships with its suppliers or to establish new relationships on similar pricing and credit terms in the future could negatively affect the Company’s ability to obtain products in a timely manner. If the Company is unable to obtain an ample supply of product from its existing suppliers or alternative sources of supply, it may be unable to satisfy its customers’ orders, which could materially and adversely affect the Company’s revenues and relationships with its customers. Finding replacement suppliers could be a time consuming process during which the Company’s revenues and liquidity could be negatively impacted (see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”).
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
The Company maintains agreements that allow licensees to use the Company’s trademarks for the manufacture and sale of specific consumer electronics and other products. In addition, the Company maintains agreements for the distribution of products bearing its brands into defined geographic areas. Although the Company has entered into agreements with certain of its licensees and distributors of its products, most have terms of three years or less, including the Company’s agreement with Funai, which expires in December 2012 unless renewed. The Company cannot assure that such agreements will be renewed or that the Company’s relationships with its licensees or distributors will be maintained on satisfactory terms or at all. The failure to maintain its relationships with Funai and other licensees and distributors on terms satisfactory to the Company, the failure to obtain new licensees or distribution relationships or the failure by the Company’s licensees to protect the integrity and reputation of the Company’s trademarks could materially and adversely affect the Company’s licensing revenues and earnings.
The Company’s business could be materially and adversely affected if it cannot protect its intellectual property rights or if it infringes on the intellectual property rights of others.
The Company’s ability to compete effectively depends on its ability to maintain and protect its proprietary rights. The Company owns the Emerson(R) and other trademarks, which are materially important to its business, as well as other trademarks, patents, licenses and proprietary rights that are used for certain of the products that it markets and sells. The Company’s trademarks are registered throughout the world, including the United States and other countries. The Company also has two patents in the United States on its SmartSet(R) technology, both of which expire in September 2018. The laws of some foreign countries in which the Company operates may not protect the Company’s proprietary rights to the same extent as do laws in the United States. The protections afforded by the laws of such countries may not be adequate to protect the Company’s intellectual property rights.
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

The Company relies on its cash on hand and cash generated from operations to fund its business.
The Company relies on its cash on hand and cash generated by on-going operations to manage its business, and has not attempted to seek alternative sources of financing at this time.
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

•	new restrictions on the sale of electronic products containing certain hazardous substances.
•	the laws of China are likely to govern many of the Company’s supplier agreements.
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
The Company is subject to intense competition in the industry in which it operates, which could cause material changes in the selling price of its products or losses of its market share.
The housewares and consumer electronics industry is highly competitive, especially with respect to pricing and the introduction of new products and features. The Company’s products compete in the low to medium-priced sector of the housewares and consumer electronics market and compete primarily on the basis of reliability, brand recognition, quality, price, design, consumer acceptance of the Emerson(R) trademark and quality service and support to retailers and its customers. The Company and many of its competitors are subject to factory cost increases, and the Company expects these pressures to continue. If these pressures are not mitigated by increases in selling price or cost reductions from the Company’s suppliers or changes in product mix, of if the consumers of the Company’s products change their buying habits as a result of the Company’s actions, the Company’s revenues and profits could be substantially reduced. As compared to the Company, many of its competitors have significantly greater managerial, financial, marketing, technical and other competitive resources and greater brand recognition. As a result, the Company’s competitors may be able to (i) adapt more quickly to new or emerging technologies and changes in customer requirements; (ii) devote greater resources to the promotion and sale of their products and services; and (iii) respond more effectively to pricing pressures.
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
A significant portion of the Company’s product sales are made through third party sales representative organizations, whose members are not employees of the Company. The Company’s level of sales depends on the effectiveness of these organizations, as well as the effectiveness of its own employees. Some of these third party representatives may sell (and do sell), with the Company’s permission, competitive products of third parties as well as the Company’s products. During the Company’s fiscal years ended March 31, 2011 and 2010, these organizations were responsible for approximately 37% and 38%, respectively, of its net revenues during such periods. In addition, one of these representative organizations was responsible for a significant portion of these revenues. If any of the Company’s third party sales representative organizations engaged by the Company, especially the Company’s largest, fails to adequately promote, market and sell its products, the Company’s revenues could be significantly decreased until a replacement organization or distributor could be retained by the Company. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.
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
Grande’s controlling interest in the Company’s shares as well as several provisions of its organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of its common stock. Under the terms of the Company’s certificate of incorporation, its board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The ability to issue shares of preferred stock could tend to discourage takeover or acquisition proposals not supported by its current board of directors (see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”).
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
Forward-Looking Information
This report contains forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company’s control, and which may cause its actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through the use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•
the impact, if any, on the Company’s business, financial condition and results of operation arising from the appointment of the Provisional Liquidators over Grande see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”;

•	the decline in, and any further deterioration of, consumer spending for retail products, such as the Company’s products;
•	the Company’s inability to resist price increases from its suppliers or pass through such increases to its customers;
•	the loss of any of the Company’s key customers or reduction in the purchase of the Company’s products by any such customers;
•	conflicts of interest that exist based on the Company’s relationship with Grande;
•	the Company’s inability to improve and maintain effective internal controls or the failure by its personnel to comply with such internal controls;

•	the Company’s inability to maintain its relationships with its licensees and distributors or the failure to obtain new licensees or distribution relationships on favorable terms;
•	the Company’s inability to anticipate market trends, enhance existing products or achieve market acceptance of new products;
•	the Company’s dependence on a limited number of suppliers for its components and raw materials;
•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;
•	changes in consumer spending and economic conditions;
•	the failure of third party sales representatives to adequately promote, market and sell the Company’s products;
•	the Company’s inability to protect its intellectual property;
•	the effects of competition;
•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;
•	changes in accounting policies, rules and practices;
•	limited access to financing or increased cost of financing; and
•	the other factors listed under “Risk Factors” in this Annual Report on Form 10-K and other filings with the SEC.
All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The reader is cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this annual report or the date of the document incorporated by reference into this annual report. The Company has no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. The Company has expressed its expectations, beliefs and projections in good faith and the Company believes they have a reasonable basis. However, the Company cannot assure the reader that its expectations, beliefs or projections will result or be achieved or accomplished.

Item 2.	PROPERTIES
The following table sets forth the material properties owned or leased by the Company:

	Approximate
	Square		Lease Expires (If
Facility Purpose	Footage	Location	Leased Property)
Corporate headquarters	23,000	Moonachie, NJ	Owned
New York office*	3,032	New York, NY	July 2012
China office	6,351	Zhongshan, China	**
Hong Kong office	36,014	Hong Kong, China	December 2011
Macao office	4,333	Macao, China	March 2013
Warehouse	180,650	Mira Loma, CA	September 2013

*	The Company’s leased office space in New York City is currently not occupied by the Company and has been subleased to a third party.

**	The Company terminated its lease for this office during May 2011.
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
Settlement of In re: Emerson Radio Shareholder Derivative Litigation. On January 18, 2011, the Delaware Court of Chancery (the “Court”) approved the settlement of two previously filed and later consolidated derivative actions (the Berkowitz and Pinchuk actions) against two current and one former director of Emerson Radio Corp. (the “Company”) in which it was alleged that the named defendants violated their fiduciary duties to the Company in connection with a number of related party transactions with affiliates of The Grande Holdings Limited (Provisional Liquidators Appointed), the Company’s controlling shareholder. As approved, the settlement calls for the payment to the Company by or on behalf of the defendants of the sum of $3.0 million, which was paid to the Company in full by the named defendants in March 2011, and the continuation of a number of previously adopted corporate governance reforms. On March 28, 2011, the Court approved an award to plaintiff’s attorneys payable out of the settlement proceeds of $875,000 on account of legal services rendered and costs and expenses incurred, which the Company paid to the plaintiff’s attorneys in April 2011.
Kayne Litigation. On July 7, 2011, the Company was served with a complaint filed in the Federal District Court for the Central District of California alleging that it, certain of its present and former directors and other entities or individuals now or previously associated with Grande, intentionally interfered with the ability of the plaintiffs to collect on a judgment (now approximately $47 million) it had against Grande by engaging in transactions (such as the dividend paid to all shareholders in March 2010) which transferred assets out of the United States. The complaint also asserts claims under the civil RICO statute. In the Company’s opinion, based on an initial review, the claims appear to be devoid of merit. Emerson intends to defend the action vigorously.
Other. Except for the litigation matters described above, the Company is not currently a party to any legal proceedings other than litigation matters, in most cases involving ordinary and routine claims incidental to our business. Management cannot estimate with certainty the Company’s ultimate legal and financial liability with respect to such pending litigation matters. However, management believes, based on our examination of such matters, that the Company’s ultimate liability will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter	$2.41	$1.52	$.75	$.46
Second Quarter	2.84	1.57	1.64	.51
Third Quarter	2.26	1.85	2.75	1.24
Fourth Quarter	2.96	1.97	4.78	2.06
There is no established trading market for the Company’s Series A convertible preferred stock, whose conversion feature expired as of March 31, 2002.
(b) Holders
At July 5, 2011, there were approximately 268 stockholders of the Company’s common stock whose shares were registered with the Company’s transfer agent. The Company believes that the number of beneficial owners is substantially greater than the number of registered shareholders, because a large portion of the Company’s common stock is held of record in broker “street names”.
(c) Dividends
Other than the one-time extraordinary dividend of $1.10 per common share paid by the Company on March 24, 2010, the Company has not paid cash dividends on its common stock.

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
In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Results of Operations:
The following table summarizes certain financial information for the fiscal years ended March 31 (in thousands):

	2011	2010
Net revenues	$200,841	$206,960
Cost of sales	172,917	175,463
Other operating costs and expenses	1,636	3,134
Selling, general and administrative	7,383	14,598

Operating income	18,905	13,765
Gain on settlement of litigation	1,806	—
Realized gains on trading securities	966	—
Interest income (expense), net	32	(24)

Income from continuing operations before income taxes	21,709	13,741
Provision for income taxes	5,791	2,371

Net income from continuing operations	$15,918	$11,370

As a result of the Company’s sale of its membership in the ASI joint venture in April 2009, the results of operations of the Company’s membership interest in the ASI joint venture have been presented as discontinued operations for all periods presented.
Results of Continuing Operations — Fiscal 2011 compared with Fiscal 2010
Net Revenues — Net revenues for fiscal 2011 were $200.8 million as compared to $207.0 million for fiscal 2010, a decrease of $6.2 million or 3.0%. Net revenues may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net revenues and operating income by $0.7 million and $1.2 million for fiscal 2011 and fiscal 2010, respectively.
Net revenues are primarily comprised of Emerson(R) houseware product sales, branded product sales and licensing revenues. Emerson(R) branded product sales arise from the sale of products, other than houseware products, bearing the Emerson(R) or HH Scott(R) brand name, and licensing revenues are derived from licensing the Emerson(R), HH Scott(R) and Olevia(R) brand names to licensees for a fee. The major elements which contributed to the overall decrease in net revenues were as follows:
i) Houseware product net sales increased $18.4 million, or 11.4%, to $179.1 million in fiscal 2011 as compared to $160.7 million in fiscal 2010, on increased net sales of, compact refrigerators, microwave ovens and wine coolers, partially offset by decreased net sales of toaster ovens and coffee makers;
ii) Emerson(R) branded product net sales were $14.4 million in fiscal 2011 compared to $33.1 million in fiscal 2010, a decrease of $18.7 million, or 56.3%, resulting from decreased net sales volumes across the entire audio product category;
iii) Licensing revenues in fiscal 2011 were $7.3 million as compared to $6.9 million for fiscal 2010, an increase of $0.4 million or 5.3%. The Company’s largest license agreement is with Funai Corporation, Inc. (“Funai”), which expires December 31, 2012. The agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the “(EMERSON LOGO)” trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, the Company will receive non-refundable minimum annual royalty payments of $3.75 million each calendar year and a license fee on sales of product subject to the agreement in excess of the minimum annual royalties. During fiscal 2011 and 2010, revenues of $5.3 million and $4.9 million, respectively, were recorded under this agreement.
iv) Themed product net sales were nil in fiscal 2011 as compared to $3.2 million in fiscal 2010. The Company’s license agreement with Mattel expired in December 2009 and was not renewed.
v) Net sales of other products were nil in fiscal 2011 as compared to $3.0 million in fiscal 2010. Other products net sales in fiscal 2010 were comprised of a sale of semiconductors in March 2010.
Cost of Sales — Cost of Sales includes those components as described in Note 1 of the Notes to the Consolidated Financial Statements. In absolute terms, cost of sales decreased $2.5 million, or 1.5%, to $172.9 million in fiscal 2011 as compared to $175.5 million in fiscal 2010. Cost of sales, as a percentage of net revenues, was 86.1% in fiscal 2011 as compared to 84.8% in fiscal 2010. Cost of sales as a percentage of net revenues less license revenues was 89.4% in fiscal 2011 as compared to 87.7% in fiscal 2010. The decrease in absolute terms for fiscal 2011 as compared to fiscal 2010 was primarily related to reduced sales, partially offset by higher inventory valuation reserves.

Gross profit margins across all product categories were under pressure during fiscal 2011 due to upward trends in product and transportation costs and the pricing to the Company’s major customers within the categories where the Company competes. The Company’s products are generally placed in the low-to-medium priced category of the market, which has a tendency to be highly competitive and subject to intense margin pressure.
Other Operating Costs and Expenses — Other operating costs and expenses include those components as described in Note 1 of the Notes to the Consolidated Financial Statements. Other operating costs and expenses as a percentage of net revenues were 0.8% in fiscal 2011 and 1.5% in fiscal 2010. In absolute terms, other operating costs and expenses decreased $1.5 million, or 47.8%, to $1.6 million for fiscal 2011 as compared to $3.1 million in fiscal 2010, on lower costs associated with returned products, warranty claims, and warehouse supplies.
Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 3.7% in fiscal 2011 as compared to 7.1% in fiscal 2010. S,G&A, in absolute terms, decreased $7.2 million, or 49.4%, to $7.4 million in fiscal 2011 as compared to $14.6 million in fiscal 2010. The decrease in S,G&A in absolute terms between fiscal 2011 and 2010 was primarily due to a decrease in personnel costs of approximately $1.5 million, a decrease in legal fees of $2.1 million, a decrease in rent expense of $1.5 million, a decrease in bad debt expense of $1.0 million and a decrease in other expenses of $0.6 million.
Gain on settlement of Litigation—In fiscal 2011, the Company recorded a net gain of $1.8 million due to a favorable judgment in the Emerson Radio Shareholder Derivative Litigation, which resulted in a cash payment made to the Company by the defendants in the amount of $3.0 million, against which the Company recorded a $1.2 million provision for related legal fees. See Note 14 — “Legal Proceedings”.
Realized Gain on Sale of Marketable Securities—In fiscal 2011, the Company realized a gain of $1.0 million resulting from the sale of a $3.1 million face value auction rate security. See Note 11 — “Marketable Securities”.
Interest income (expense), net — Interest income, net, was $32,000 in fiscal 2011 as compared to interest expense, net, of $24,000 in fiscal 2010.
Provision for Income Taxes — In fiscal 2011, the Company recorded an income tax expense of $5.8 million attributable to the income from continuing operations of $21.1 million, which was largely settled through reductions in the deferred tax assets associated with the Company’s prior operating losses in the United States. This compares to fiscal 2010, when the Company recorded an income tax expense of $2.4 million attributable to income from continuing operations of $13.7 million. See Item 8 — “Financial Statements and Supplementary Data and Note 7 “Income Taxes”.
Net income from continuing operations — As a result of the foregoing factors, the Company’s net income from continuing operations was $15.9 million for fiscal 2011 as compared to net income from continuing operations of $11.4 million for fiscal 2010.
Liquidity and Capital Resources
General
As of March 31, 2011, the Company had cash and cash equivalents of approximately $39.1 million, compared to approximately $15.1 million at March 31, 2010. Working capital increased to $50.4 million at March 31, 2011 as compared to $23.9 at March 31, 2010. The increase in cash and cash equivalents of approximately $24.0 million was due to net cash provided by operating activities of $25.1 million.
Net cash provided by operating activities was approximately $25.1 million for fiscal 2011, primarily resulting from the net income from continuing operations of $15.9 million, decreases in accounts receivable and inventory of $10.3 million and $2.1 million, respectively, and reduced deferred tax assets of $4.6 million, partially offset by reductions in accounts payable and other current liabilities of $6.4 million.

Net cash provided by investing activities of $2.1 million for fiscal 2011 was attributable to the sale of an auction rate security for $3.1 million, partially offset by an increase in restricted cash of approximately $0.7 million and additions to property, plant and equipment of approximately $0.2 million.
Net cash used in financing activities was $3.2 million for fiscal 2011, resulting primarily from payments made of $3.1 million to reduce the outstanding loan against the Company’s investment in auction rate securities upon its sale.
Other Events and Circumstances Pertaining to Liquidity
On May 31, 2011, upon application of a major creditor, the High Court of Hong Kong appointed Provisional Liquidators over Grande, which is the Company’s majority stockholder. Following the appointment of the Provisional Liquidators over Grande, certain major factory suppliers, including Midea, have significantly reduced the maximum amount of open credit lines available to the Company. At the factories’ request, the Company made accelerated payments in June and July of 2011 to reduce the balances owing from the Company on its open trade payable accounts with the respective factory suppliers to comply with such new credit terms. The Company relies on its cash on hand and cash generated by ongoing operations to manage its business.
Commercial Credit
The Company’s loan agreement with Wachovia Bank N.A. expired by its terms on December 23, 2010. Beginning November 2010, the Company began utilizing Hang Seng Bank in Hong Kong to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2011, there were approximately $0.5 million in letters of credit outstanding under this arrangement. The Company anticipates that its cash on hand and cash flow generated from operations will provide sufficient liquidity to meet the Company’s operating requirements in the year ahead.
Short-term Liquidity.
In fiscal 2011, products representing approximately 30% of net sales were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.
The Company’s principal existing sources of cash are generated from operations. The Company believes that its cash on hand and existing sources of cash will be sufficient to support its existing operations over the next 12 months.
As of March 31, 2011, there were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product.
Off-Balance Sheet Arrangements
On April 7, 2010, upon a request made to the Company by its foreign controlling stockholder, S&T, the Company entered into an agreement with S&T whereby the Company returned to S&T on April 7, 2010 that portion of the taxes that the Company had withheld from the dividend paid on March 24, 2010 to S&T, as the Company believes the dividend paid is not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits, and received collateral (in the form of shares in the Company) which was sufficient to cover any claims for taxes on the dividend paid (the “Agreement”). The Company believes this transaction resulted in an off-balance sheet arrangement, which is comprised of a possible contingent tax liability of the Company, which, if recognized, would be offset by the calling by the Company on S&T of the indemnification provisions of the Agreement. In February 2011, upon the request of S&T to the Company, the Company and S&T agreed the collateral pledged as a part of the Agreement would no longer be required and this collateral was returned by the Company to S&T in March 2011 (see Note 3 “Related Party Transactions”).
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
Recently-Issued Financial Accounting Pronouncements
Accounting Standards Update 2010-17, Revenue Recognition (Topic 605): Milestone Method
In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-17, “Revenue Recognition — Milestone Method”, which amended guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.
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
Accounting Standards Update 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
In July 2010, the FASB issued ASU 2010-20, “Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which amended disclosure in order to facilitate financial statement users’ evaluation of the following:
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
Accounting Standards Update 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts
In December 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-28, “Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”, to address questions about entities with reporting units holding goodwill and other intangibles with zero or negative carrying amounts. The amendments in this update modify Step 1 of the goodwill and other intangible impairment tests included under ASC Topic 350 for reporting units with zero or negative carrying amounts and require the entity to perform Step 2 of the impairment tests included under ASC Topic 350 for those reporting units if it is more likely than not that an impairment exists. Then, any resulting impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption, and any impairments occurring after the initial adoption of the amendments should be included in earnings as required by ASC Topic 350.
For public entities, the amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2010. The Company does not believe that adoption of ASU 2010-28 will have a material impact on its consolidated financial statements.
Accounting Standards Update 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary ProForma Information for Business Combinations
In December 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-29, “Business Combinations: Disclosure of Supplementary ProForma Information for Business Combinations”, to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 850 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.
The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not believe that adoption of ASU 2010-29 will have a material impact on its consolidated financial statements.
Accounting Standards Update 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20
The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not believe that adoption of ASU 2010-29 will have a material impact on its consolidated financial statements.

Accounting Standards Update 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring
The amendments in this Update would provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.
Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs
The amendments in this Update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.
Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income
The amendments in this Update require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.
The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company has not chosen to early adopt the provisions of this Update.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Emerson Radio Corp and Subsidiaries
We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries (the “Company”), as of March 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2011 and 2010, and the consolidated results of their operations, and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ MSPC
Certified Public Accountants
and Advisors, A Professional Corporation
Cranford, New Jersey
July 14, 2011

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended March 31, 2011 and 2010

	2011	2010
	(In thousands, except per share data)
Net revenues:
Net revenues	$200,841	$206,960

Costs and expenses:
Cost of sales	172,917	175,463
Other operating costs and expenses	1,636	3,134
Selling, general and administrative expenses	7,383	14,598

	181,936	193,195

Operating income	18,905	13,765
Other income (expense):
Gain on settlement of litigation	1,806	—
Realized gain on sale of marketable securities	966	—
Interest income (expense), net	32	(24)

	2,804	(24)

Income from continuing operations before income taxes	21,709	13,741
Provision for income taxes	5,791	2,371

Income from continuing operations	15,918	11,370
Loss from discontinued operations, net of tax benefit	—	(55)

Net income	15,918	11,315

Basic net income per share
Continuing operations	$.59	$.42
Discontinued operations	—	—

	$.59	$.42

Diluted net income per share
Continuing operations	$.59	$.42
Discontinued operations	—	—

	$.59	$.42

Weighted average shares outstanding
Basic	27,130	27,130
Diluted	27,130	27,131
The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2011 and 2010

	2011	2010
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$39,056	$15,051
Restricted cash	740	1
Net accounts receivable	10,929	20,350
Other receivables	1,413	1,037
Net inventory	8,515	10,952
Prepaid expenses and other current assets	549	736
Investments in marketable securities	4,725	—
Deferred tax assets	2,825	3,383

Total Current Assets	68,752	51,510
Property, plant, and equipment, net	2,921	3,131
Trademarks and other intangible assets, net	1,545	1,606
Due from affiliates	—	185
Investments in marketable securities	—	6,031
Deferred tax assets	2,540	6,588
Other assets	958	205

Total Assets	$76,716	$69,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$2,466	$5,629
Current maturities of long-term borrowings	46	30
Accounts payable and other current liabilities	14,408	20,776
Due to affiliates	2	28
Accrued sales returns	1,199	957
Income taxes payable	196	174

Total Current Liabilities	18,317	27,594
Long-term borrowings	150	201
Deferred tax liabilities	158	119
Shareholders’ Equity:
Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at March 31, 2011 and March 31, 2010, respectively; 27,129,832 shares outstanding at March 31, 2011 and March 31, 2010, respectively	529	529
Capital in excess of par value	98,785	98,785
Accumulated other comprehensive losses	746	(82)
Accumulated deficit	(21,055)	(36,976)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	58,091	41,342

Total Liabilities and Shareholders’ Equity	$76,716	$69,256

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For The Years Ended March 31, 2011 and 2010

						Accumulated
		Common Shares Issued			Capital	Other		Total
	Preferred	Number	Par	Treasury	in Excess of	Comprehensive	Accumulated	Shareholders’
	Stock	of Shares	Value	Stock	Par Value	Losses	Deficit	Equity
	(In thousands, except share data)
Balance — March 31, 2009	$3,310	52,965,797	$529	$(24,224)	$117,243	$(82)	$(36,976)	$59,800
Stock based compensation					12			12
Dividend paid					(18,470)		(11,372)	(29,842)
Comprehensive income:
Net income							11,372	11,372

Comprehensive income								11,372

Balance — March 31, 2010	$3,310	52,965,797	$529	$(24,224)	$98,785	$(82)	$(36,976)	$41,342
Unrealized gain on securities						828		828
Comprehensive income:
Net income							15,921	15,921

Comprehensive income								16,749

Balance — March 31, 2011	$3,310	52,965,797	$529	$(24,224)	$98,785	$746	$(21,055)	$58,091

The accompanying notes are an integral part of the consolidated financial statement.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended March 31, 2011 and 2010

	2011	2010
	(In thousands)
Cash Flows from Operating Activities:
Income from continuing operations	$15,918	$11,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	502	846
Non cash compensation	—	12
Deferred tax benefit	4,645	2,035
Asset allowances, reserves, and other	(287)	(3,554)
Gain on sale of investment	(966)	—
Changes in assets and liabilities:
Accounts receivable	10,272	(2,752)
Other receivables	(376)	550
Due from affiliates	185	7
Inventories	2,118	11,495
Prepaid expenses and other current assets	187	1,454
Other assets	(753)	128
Accounts payable and other current liabilities	(6,368)	1,847
Due to affiliates	(26)	(38)
Income taxes payable	22	19

Net cash provided by operating activities	25,073	23,419

Cash Flow From Investing Activities:
Proceeds from sale of marketable securities	3,100	—
Restricted cash	(739)	3,024
Purchase of trademark	—	(1,469)
Additions to property and equipment (continuing operations)	(231)	(2,581)

Net cash provided (used) by investing activities	2,130	(1,026)

Cash Flows from Financing Activities:
Repayments of short-term borrowings	(3,147)	(159)
Dividends paid	—	(29,843)
Net (decrease) increase in capital lease and other rental obligations-	(51)	142
Borrowings under long-term credit facility	88,162	124,314
Repayments of borrowings under long-term credit facility	(88,162)	(124,314)

Net cash (used) by financing activities	(3,198)	(29,860)

Net increase (decrease) in cash and cash equivalents	24,005	(7,467)
Cash and cash equivalents at beginning of year	15,051	22,518

Cash and cash equivalents at end of	$39,056	$15,051

Supplemental disclosures of non-cash investing and financing activities:
Interest	$103	$114
Income taxes	$704	$22
The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES:
Background and Basis of Presentation
The consolidated financial statements include the accounts of Emerson Radio Corp. (“Emerson”, consolidated — the “Company”), and its subsidiaries. The Company designs, sources, imports and markets a variety of houseware and consumer electronic products, and licenses the Emerson trademark for a variety of products domestically and internationally.
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
Investments
The Company determines the appropriate classifications of securities at the time of purchase and evaluates the continuing appropriateness of that classification thereafter. The Company’s investments in auction rate securities were classified as available-for—sale securities at both March 31, 2011 and March 31, 2010. Realized gains and losses are determined on a specific identification basis and are reported separately as a component of income. Decreases and increases in the fair value of securities deemed to be other than temporary are included in earnings.
Concentrations of Credit Risk
Certain financial instruments potentially subject the Company to concentrations of credit risk. Accounts receivable represent sales to retailers and distributors of consumer electronics throughout the United States and Canada. The Company periodically performs credit evaluations of its customers but generally does not require collateral. The Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The accounts receivable allowance for doubtful accounts was $455,000 at March 31, 2011 and $557,000 at March 31, 2010.
The Company maintains its cash accounts with major U.S. and foreign financial institutions. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank as of March 31, 2011 and $250,000 per bank as of March 31, 2010 for interest-bearing accounts. Non-interest bearing accounts became insured by the FDIC with no limit, starting December 31, 2010 and are scheduled to remain so through December 31, 2012. The Company’s cash balances in excess of FDIC-insured limits were approximately $2.3 million and approximately $38.8 million at March 31, 2011 and March 31, 2010, respectively.

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
Depreciation of property, plant and equipment is provided by the straight-line method as follows:

• Machinery and Equipment	Three years to seven years
• Furniture & Fixtures	Seven years
• Building	Fifteen years
Long-Lived Assets
The Company’s long-lived assets include property and equipment, trademark and other amortizable intangibles. At March 31, 2011, the Company had approximately $2,921,000 of property and equipment, net of accumulated depreciation, and approximately $1,545,000 of trademark and other amortizable intangible assets, net of amortization, accounting for approximately 6% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topics 350 “Intangibles” and 360 “Property, Plant and Equipment”. Recoverability of assets held and used are measured by a comparison of the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
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
The Company generally does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations and there were no foreign exchange forward contracts held by the Company at March 31, 2011 or March 31, 2010.

Advertising Expenses
Advertising expenses are charged to operations as incurred and are included in selling, general and administrative expenses. The Company incurred no advertising expenses during fiscal 2011 and approximately $155,000 during fiscal 2010.
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
The sales and marketing support accrual activity for fiscal 2011 and fiscal 2010 was as follows (in thousands):

Balance at March 31, 2009	$3,964
Fiscal 2010 additions	3,973
Fiscal 2010 usages	(3,766)
Fiscal 2010 adjustments	(1,226)

Balance at March 31, 2010	$2,945
Fiscal 2011 additions	3176
Fiscal 2011 usages	(2,424)
Fiscal 2011 adjustments	(662)

Balance at March 31, 2011	$3,035

Interest income (expense), net
The Company records interest as incurred. The interest income (expense) for fiscal 2011 and 2010 consist of:

	2011	2010
	(In thousands)
Interest (expense)	$(160)	$(174)
Amortization of deferred financing costs	—	(139)
Interest income	192	289

Interest income (expense), net	$32	$(24)

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

Net Earnings Per Common Share
Net earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents when dilution results from their assumed exercise.
Stock-Based Compensation
The Company accounts for all share based payments in accordance with ASC Topic 71X, “Compensation”, subtopic 718 “Compensation — Stock Compensation”. Accordingly, the computed fair value is expensed ratably over the requisite vesting period. The Company recorded no compensation costs during fiscal 2011 and $12,000 during fiscal 2010.
There were no stock options granted by the Company in fiscal 2011 or fiscal 2010.
Recent Pronouncements
Accounting Standards Update 2010-17, Revenue Recognition (Topic 605): Milestone Method
In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-17, “Revenue Recognition — Milestone Method”, which amended guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.
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
Accounting Standards Update 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
In July 2010, the FASB issued ASU 2010-20, “Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which amended disclosure in order to facilitate financial statement users’ evaluation of the following:
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
Accounting Standards Update 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts
In December 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-28, “Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”, to address questions about entities with reporting units holding goodwill and other intangibles with zero or negative carrying amounts. The amendments in this update modify Step 1 of the goodwill and other intangible impairment tests included under ASC Topic 350 for reporting units with zero or negative carrying amounts and require the entity to perform Step 2 of the impairment tests included under ASC Topic 350 for those reporting units if it is more likely than not that an impairment exists. Then, any resulting impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption, and any impairments occurring after the initial adoption of the amendments should be included in earnings as required by ASC Topic 350.
For public entities, the amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2010. The Company does not believe that adoption of ASU 2010-28 will have a material impact on its consolidated financial statements.
Accounting Standards Update 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary ProForma Information for Business Combinations
In December 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-29, “Business Combinations: Disclosure of Supplementary ProForma Information for Business Combinations”, to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 850 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.
The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not believe that adoption of ASU 2010-29 will have a material impact on its consolidated financial statements.
Accounting Standards Update 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20
The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not believe that adoption of ASU 2010-29 will have a material impact on its consolidated financial statements.

Accounting Standards Update 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring
The amendments in this Update would provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.
Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs
The amendments in this Update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.
Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income
The amendments in this Update require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.
The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company has not chosen to early adopt the provisions of this Update.
NOTE 2 — INVENTORIES:
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of March 31, 2011 and 2010, inventories of continuing operations consisted of the following:

	March 31, 2011	March 31, 2010
	(In thousands)
Finished goods	$10,592	$12,710
Less inventory allowances	(2,077)	(1,758)

	$8,515	$10,952

NOTE 3 — RELATED PARTY TRANSACTIONS
From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited (Provisional Liquidators Appointed) and its direct and indirect subsidiaries (“Grande”). Set forth below is a summary of such transactions.
Majority Shareholder
Grande’s Ownership Interest in Emerson. The Grande Holdings Limited (Provisional Liquidators Appointed) (“Grande”), a Bermuda corporation, has advised the Company that, as of March 31, 2011, one of its indirect subsidiaries held beneficially 15,243,283 shares or approximately 56.2% of the outstanding common stock of Emerson. That number of shares includes 3,391,967 shares (the “Pledged Shares”) which, according to public filings made by Deutsche Bank AG (“Deutsche Bank”) in March 2010 had previously been pledged to Deutsche Bank to secure indebtedness owed to it. In February 2011, Deutsche Bank filed a Schedule 13G with the Securities and Exchange Commission stating that Deutsche Bank had sole voting and sole dispositive power over the Pledged Shares (which represent approximately 12.5% of the Company’s outstanding common stock). The Company believes that both Grande and Deutsche Bank have claimed beneficial ownership of the Pledged Shares. As of July 14, 2011, the Company has not been able to verify independently the beneficial ownership of the Pledged Shares.

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
Effective January 1, 2010, Emerson entered into a lease agreement with Lafe, pursuant to which Emerson rented 36,540 square feet from Lafe for the purpose of housing its Hong Kong based office personnel and for its use to refurbish certain returned products. This lease agreement expired on December 31, 2010 and was renewed for a one year period on substantially the same terms during December 2010, and therefore now expires on December 31, 2011. Per information obtained from Grande, on December 31, 2010, Lafe was sold by its immediate holding company to an independent third party. As such, the Company is no longer considering Lafe to be a related party to the Company beginning December 31, 2010.
Rent expense and related service charges associated with these lease agreements totaled approximately $552,000 and $703,000 for the twelve months ending March 31, 2011 and March 31, 2010, respectively. The rent expense and related service charges associated with these lease agreements are included in the Consolidated Statements of Operations as a component of selling, general, and administrative expenses.
Emerson owed Grande approximately $1,700 pertaining to rental related service charges at both March 31, 2011 and March 31, 2010, and a security deposit paid by Emerson of $153,000 on the leased property described above was held by Lafe at March 31, 2010, which was returned to Emerson during fiscal 2011.
Rented Space in the People’s Republic of China
In December 2008, Emerson signed a lease agreement with Akai Electric (China) Co., Ltd. (“Akai China”), a subsidiary of Grande prior to its disposal on December 24, 2010, concerning the rental of office space, office equipment, and lab equipment for Emerson’s quality assurance personnel in Zhongshan, People’s Republic of China. The lease term began in July 2007 and ended by its terms in June 2009, at which time the agreement renewed automatically on a month-by-month basis unless canceled by either party. The agreement was cancelled in May 2011.
On December 24, 2010, Grande announced that it sold Capetronic Group Ltd. (“Capetronic”) to a purchaser who, along with its beneficial owner, are third parties independent of Grande and its connected persons, as defined in the Listing Rules to the best of Grande’s and its directors’ knowledge, information and belief, having made all reasonable enquiries (the “Sale”). As Akai China was a subsidiary of Capetronic at the time of the Sale, and was disposed of along with Capetronic by Grande, the Company is no longer considering Akai China to be a related party to the Company beginning December 24, 2010.
Rent charges with Akai China totaled approximately $85,000 and $109,000 for the twelve months ending March 31, 2011 and March 31, 2010, respectively, and a security deposit paid by Emerson of $31,600 on the leased property described above was held by Akai China at March 31, 2010, which was returned to Emerson during fiscal 2011.
Other.
In June 2009, Emerson paid a consulting fee of approximately $6,000 to Mr. Michael A.B. Binney, a former director of Grande, related to Emerson’s licensing business, certain potential business opportunities and the investigation of various international sales opportunities.
During September 2009, Nakamichi Corporation Ltd. (“Nakamcihi”), a subsidiary of Grande, invoiced Emerson approximately $1,000 for audio samples. As of March 31, 2010, Emerson owed Nakamichi nil as a result of this invoice.

In December 2009, Emerson paid a consulting fee and related expenses of approximately $8,000 to Mr. Eduard Will, a director of Emerson, for work performed by Mr. Will relating to the investigation of a potential acquisition in 2008 and 2009.
During the twelve months ending March 31, 2011, Emerson also paid consulting fees and related expense reimbursements of approximately $114,000 and approximately $23,000, respectively, to Mr. Will for work performed by Mr. Will relating to the Emerson Radio Shareholder Derivative Litigation (“The Berkowitz Litigation”) described in Footnote 14 — “Legal Proceedings”. In May 2010, Emerson signed an agreement with Mr. Will, which formalized the arrangement and commits Emerson to paying a consulting fee of a minimum of $12,500 per quarter to Mr. Will relating to The Berkowitz Litigation.
During the twelve months ending March 31, 2010, Emerson paid Innovative Capital Limited, a subsidiary of Grande, consulting fees of $125,000, respectively, for services rendered to Emerson during the first five months of fiscal 2010 by personnel of Grande. This consulting arrangement ended on September 30, 2009.
During the twelve months ending March 31, 2011 and March 31, 2010, respectively, Akai Sales Pte Ltd. (“Akai Sales”), a subsidiary of Grande, invoiced Emerson approximately $7,300 and approximately $26,000 for travel expenses which Akai Sales paid on Emerson’s behalf. Including earlier invoices related to similar charges paid for by Akai Sales on Emerson’s behalf, Emerson owed Akai Sales nil at March 31, 2011 and approximately $26,000 at March 31, 2010, as a result of these invoices.
On April 7, 2010, upon a request made to the Company by its foreign controlling stockholder, S&T, the Company entered into an agreement with S&T whereby the Company returned to S&T on April 7, 2010 that portion of the taxes that the Company had withheld from the dividend paid on March 24, 2010 to S&T, which the Company believes is not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits (the “Agreement”). The Company believes this transaction results in an off-balance sheet arrangement, which is comprised of a possible contingent tax liability of the Company, which, if recognized, would be offset by the calling by the Company on S&T of the indemnification provisions of the Agreement. Per the terms of the Agreement, Emerson invoiced S&T in June 2010 approximately $42,000 for reimbursement of legal fees incurred by Emerson with regard to the Agreement and approximately $33,000 as a transaction fee for having entered into the Agreement. In January 2011, Emerson agreed, upon the request of S&T, to waive approximately $5,000 of the legal charges that had been invoiced to S&T in June 2010. S&T paid the full amount owed to Emerson of approximately $70,000 in February 2011. In February 2011, upon the request of S&T to the Company, the Company and S&T agreed the collateral pledged as a part of the Agreement would no longer be required and this collateral was returned by the Company to S&T in March 2011.
NOTE 4 — PROPERTY, PLANT, AND EQUIPMENT:
As of March 31, 2011 and 2010, property, plant, and equipment from continuing operations is comprised of the following:

	2011	2010
	(In thousands)
Computer equipment & software	343	357
Furniture and fixtures	357	328
Machinery and equipment	948	802
Building	2,028	2,008
Land	641	641

	4,317	4,136
Less accumulated depreciation and amortization	(1,396)	(1,005)

	$2,921	$3,131

Depreciation of property, plant, and equipment from continuing operations amounted to approximately $441,000 and $589,000 for the years ended March 31, 2011 and 2010, respectively. During fiscal 2011 and 2010, the Company recorded dispositions of property, plant and equipment with gross book values totaling approximately $66,000 and $4.9 million, respectively, and corresponding losses on disposals of approximately $2,000 and $400,000, respectively.
NOTE 5 — COMPREHENSIVE INCOME:
Comprehensive income for fiscal 2011 fiscal 2010 is as follows (in thousands):

	2011	2010
	(Unaudited)
Income from continuing operations	$15,918	$11,370
Unrealized gain on securities	828	—

Comprehensive income	$16,746	$11,370

NOTE 6 — BORROWINGS:
Short-term Borrowings
At March 31, 2011 and March 31, 2010, there were $2.5 million and $5.6 million of short-term borrowings outstanding, respectively, under a credit line maintained with Smith Barney. This facility was backed exclusively by the Company’s auction rate securities, bore interest at the Fed Open Market Rate plus 0.25%, and these borrowings had no net carrying cost. On May 18, 2011, the Company sold its last remaining Auction Rate Security, and paid off the open loan balance on the date of sale, closing this credit facility. (See Note 17 “Subsequent Events”).
Long-term Borrowings
As of March 31, 2011 and 2010, long-term borrowings consisted of the following:

	2011	2010
	(In thousands)
Capitalized lease obligations and other	$196	$231

Less current maturities of capitalized lease obligations	46	30

Long-term borrowings	$150	$201

Maturities of long-term borrowings as of March 31, 2011, by fiscal year and in the aggregate are as follows (in thousands):

2012	$46
2013	71
2014	43
2015	30
2016	6
Thereafter	—

Total	196
Less current portion	46

Total long term portion	$150

Emerson Credit Facility:
The Company’s loan agreement with Wachovia Bank N.A. expired by its terms on December 23, 2010.

NOTE 7 — INCOME TAXES:

	2011	2010
	(In thousands)
Current:
Federal	$285	$2
Foreign, state and other	808	332
Prior year state and local	98	—
Deferred:
Federal	4,444	1,571
Foreign, state and other	156	466

	$5,791	$2,371

The Company files a consolidated federal return and certain state and local income tax returns.
The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory federal rate of 34% to earnings from continuing operations before income taxes for the years ended March 31, 2011 and 2010 is analyzed below:

	2011	2010
	(In thousands)
Statutory provision (benefit)	$7,381	$4,725
Foreign subsidiary	(2,523)	(2,543)
State taxes	671	322
Permanent differences	7	27
True up of prior year taxes	(764)	—
Expiration of NOL	—	(159)
Usage of NOL	(156)	—
Valuation allowance	1,158	—
Other, net	17	(1)

Total income tax (benefit)	$5,791	$2,371

As of March 31, 2011 and 2010, the significant components of the Company’s deferred tax assets and liabilities were as follows:

	2011	2010
	(In thousands)
Deferred tax assets:
Current:
Accounts receivable reserves	$1,432	$1,556
Inventory reserves	1,227	1,340
Accruals	—	320
Stock warrants	166	166
Non-current:
Property, plant, and equipment	699	528
Impairment of auction rate securities	828	828
Net operating loss and credit carryforwards	2,249	5,305
Stock compensation	79	84

Gross deferred tax assets	6,680	10,127
Valuation allowances	(1,315)	(157)

Total deferred tax assets	5,365	9,970
Deferred tax liabilities:
Non-current:
Capital lease expense	158	119

Total Deferred Tax Liabilities	158	119

Net deferred tax assets	$5,207	$9,851

The amounts of federal net operating loss carryforwards (“NOLs”) on which the related deferred tax asset (“DTA”) was calculated are as follows as of March 31, 2011 (in millions $):

Loss Year (Fiscal)	Included in DTA	Expiration Year (Fiscal)
2009	3.1	2029
The amounts of state NOLs available by year as of March 31, 2011 are as follows (in millions $):

Loss Year (Fiscal)	Included in DTA	Expiration Year (Fiscal)
2007	1.3	2017
2008	2.6	2018
The tax benefits related to these operating loss carryforwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.
Income of foreign subsidiaries before taxes was $7,983,000 and $8,396,000 for the years ended March 31, 2011 and 2010, respectively.
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
A reconciliation of the Company’s changes in uncertain tax positions from April 1, 2010 to March 31, 2011 is as follows:

In 000’s
Total amount of unrecognized tax benefits as of April 1, 2010	$121
Gross increases in unrecognized tax benefits as a result of tax positions taken during a prior period	—
Gross decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	—
Gross increases in unrecognized tax benefits as a result of tax positions taken during the current period	—
Gross decreases in unrecognized tax benefits as a result of tax positions taken during the current period	—
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	—
Reductions to unrecognized tax benefits as a result of lapse of statute of limitations	—
Total amount of unrecognized tax benefits as of March 31, 2011	$121
The effective tax rate on the Company’s income from continuing operations before income taxes for fiscal 2011 differs from the federal statutory rate primarily as a result of difference in tax rate between U.S. and foreign jurisdictions, state income taxes, and change in net operating loss carryforwards. The effective tax rate on the Company’s loss from continuing operations before income taxes for fiscal 2010 differs from the federal statutory rate primarily as a result of difference in tax rate between U.S. and foreign jurisdictions, state income taxes, change in net operating loss carryforwards and change in valuation allowance.
The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of March 31, 2011:

Jurisdiction	Open Tax Years
U.S. Federal	2007-2010
U.S. States	2006-2010
Foreign	2004-2010
Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

NOTE 8 — COMMITMENTS AND CONTINGENCIES:
Leases:
The Company leases warehouse and office space with annual commitments as follows (in thousands):

		Rental Commitments
Fiscal Years	Amount	Affiliate	Non-Affiliate
2012	1,562	402	1,160
2013	987	—	987
2014	444	—	444
2015	33	—	33
Thereafter	—	—	—

Total	$3,026	$402	$2,624

Rent expense from continuing operations resulting from leases from non-affiliates, which includes month-to-month leases, aggregated $990,000 and $2,439,000, respectively, for fiscal 2011 and 2010.
Letters of Credit:
The Company utilizes the services of banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2011 and March 31, 2010, the Company had approximately $0.5 million and $1.8 million of letters of credit outstanding.
Capital Expenditure and Other Commitments:
As of March 31, 2011, there were no material capital expenditure commitments and no substantial commitments for purchase orders outside the normal purchase orders used to secure product.
Employee Benefit Plan:
The Company currently sponsors a defined contribution 401(k) retirement plan which is subject to the provisions of the Employee Retirement Income Security Act. The Company matches a percentage of the participants’ contributions up to a specified amount. These contributions to the plan for fiscal 2011 and 2010 were $74,000 and $104,000, respectively, and were charged to operations for the periods presented.
NOTE 9 — STOCK BASED COMPENSATION:
In 2004, the Company adopted the 2004 Employee Stock Options Plan. The provisions for exercise price, term and vesting schedule are, for the most part, the same as the previous Incentive Stock Option Plan. The maximum aggregate number of shares of common stock available pursuant to the Program is 2,500,000 shares.

A summary of transactions during the last two years is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding — April 1, 2009	34,000	$2.45
Cancelled	(32,000)	2.54

Outstanding — March 31, 2010	2,000	$1.00
Expired	(2,000)	1.00

Outstanding — March 31, 2011	0	$.00

Exercisable at March 31, 2011	0	$.00

As of March 31, 2011, there were no options outstanding. At March 31, 2011, 2010 and 2009, the weighted average exercise price of exercisable options under the Program was $0, $1.00, and $2.45, respectively.
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
A summary of transactions under the plan for the two years ended March 31, 2011 is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding — April 1, 2009	100,000	$3.17
Cancelled	(25,000)	3.23

Outstanding — March 31, 2010	75,000	$3.15
Cancelled	(25,000)	3.19

Outstanding — March 31, 2011	50,000	$3.13

Exercisable at March 31, 2011	50,000	$3.13

The following table provides additional information as to the options outstanding under the Non-Employee Director Stock Option Plan as of March 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted	Weighted
		Average	Average		Weighted
	Amount	Remaining	Exercise	Amount	Average
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Exercise Price
$3.07	25,000	4.8	$3.07	25,000	$3.07
$3.19	25,000	5.6	3.19	25,000	3.19

	50,000	5.2	$3.13	50,000	$3.13

There were no options granted during the fiscal years ending March 31, 2011 or 2010. As of March 31, 2011, there were a total of 50,000 options outstanding with exercise prices ranging from $3.07 per share to $3.19 per share, all of which were fully vested. As of March 31, 2011 and 2010, the weighted average exercise price of exercisable options under the Non-Employee Director Stock Option Plan was $3.13 and $3.17, respectively.
NOTE 10 — SHAREHOLDERS’ EQUITY:
Common Shares:
Authorized common shares total 75,000,000 shares of common shares, par value $0.01 per share, of which, 27,129,832 were issued and outstanding as of March 31, 2011 and 2010. Shares held in treasury at March 31, 2011 and 2010 were 25,835,965.
Common Stock Repurchase Program:
In September 2003, the Company’s Board authorized a share repurchase programs for 2,000,000 shares. No shares were repurchased in fiscal 2011 or fiscal 2010. As of March 31, 2011, 732,377 shares remain available for repurchase under this program.
Series A Preferred Stock:
The Company has issued and outstanding 3,677 shares of Series A Preferred Stock, (“Preferred Stock”) $.01 par value, with a face value of $3,677,000, which had no determinable market value as of March 31, 2011. Effective March 31, 2002, the previously existing conversion feature of the Preferred Stock expired. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.
NOTE 11 — MARKETABLE SECURITIES:
As of March 31, 2011 and March 31, 2010, the Company had a net book value investment in trading securities of $4.7 million and $6.0 million, respectively, consisting entirely of student loan auction rate securities (“SLARS”). As of both March 31, 2011 and March 31, 2010, the Company’s investments in the SLARS were classified as available-for-sale securities. In December 2010, the Company sold for cash proceeds one of its two SLARS having a net book value of $2.1 million for $3.1 million, realizing a gain of $1.0 million as a result. In May 2011, the Company sold for cash proceeds its last remaining SLARS for $4.7 million. As a result, in March 2011, the Company wrote up the value of this SLARS from its net written-down book value of $3.9 million to $4.7 million, recognizing an unrealized gain of $0.8 million on the balance sheet as a result (See Note 17 “Subsequent Events”).
NOTE 12 — NET EARNINGS PER SHARE:
The following table sets forth the computation of basic and diluted earnings per share for the years ended March 31, 2011 and March 31, 2010:

	2011	2010
	(In thousands, except per share data)
Numerator:
Income from continuing operations for basic and diluted earnings per share	$15,918	$11,370

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130
Effect of dilutive securities on denominator:
Options	—	1

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,131

Income from continuing operations
Basic and diluted loss per share	$.59	$.42

For the year ended March 31, 2011, 50,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants exceeded the average price of the common shares, and therefore their inclusion would have been antidilutive.
NOTE 13 — LICENSE AGREEMENTS:
The Company is party to numerous license agreements that allow licensees to use its trademarks for the manufacture and/or the sale of consumer electronics and other products and are referred to as “outward licenses”. These license agreements (i) allow the licensee to use the Company’s trademarks for a specific product category, or for sale within specific geographic areas, or for sales to a specific customer base, or any combination of the above, or any other category that might be defined in the license agreement, (ii) may be subject to renewal at the initial expiration of the agreements and are governed by the laws of the United States and (iii) have expiration dates ranging through December 2016.
In January 2011, the Company’s inward license agreement with Apple Computer Inc was terminated. The license had allowed the Company to develop and market products that are compatible with iPod(R) portable audio and video devices, and further provided the right to use the “made for iPod(R)” logo on the Company’s packaging and promotional material.
NOTE 14 — LEGAL PROCEEDINGS:
Settlement of In re: Emerson Radio Shareholder Derivative Litigation. In the fiscal year ended March 31, 2011, the Company recorded as income the sum of $1.8 million representing the excess of (i) the $3.0 million paid to the Company in March 2011 by or on behalf of two current and one former director of the Company in a court approved settlement of two previously filed and later consolidated derivative actions in which it was alleged that the named defendants violated their fiduciary duties to the Company in connection with a number of related party transactions with affiliates of The Grande Holdings Limited (Provisional Liquidators Appointed), the Company’s controlling shareholder over the sum of (ii) a $0.9 million provision for expenses to plaintiffs’ attorneys for services rendered in the action which were paid to the plaintiffs’ attorneys in April 2011 and $0.3 million of miscellaneous other expenses incurred by the Company during the fiscal year ended March 31, 2011 which related to the litigation.
Other. Except for the litigation matters described above, the Company is not currently a party to any legal proceedings other than litigation matters, in most cases involving ordinary and routine claims incidental to our business. Management cannot estimate with certainty the Company’s ultimate legal and financial liability with respect to such pending litigation matters. However, management believes, based on our examination of such matters, that the Company’s ultimate liability will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 15 — GEOGRAPHIC INFORMATION:
Net revenues and identifiable assets from continuing operations of the Company for the fiscal years ended March 31, 2011 and March 31, 2010 are summarized below by geographic area (in thousands). Net revenues are attributed to geographic area based on location of customer.

	Year Ended March 31, 2011
	U.S.	Foreign	Consolidated
Net third party revenue	$200,674	$167	$200,841

Long-lived assets	$60,965	$5,666	$66,631

	Year Ended March 31, 2010
	U.S.	Foreign	Consolidated
Net third party revenue	$205,536	$1,424	$206,960

Long-lived assets	$40,578	$12,655	$53,233

At March 31, 2010, foreign long-lived assets included amounts due from several wholly owned subsidiaries of Grande in the aggregate amount of $185,000. See Note 3 “Related Party Transactions”. At March 31, 2011, there were no amounts due from Grande or its subsidiaries included in foreign long-lived assets. All of the U.S. and foreign long-lived assets presented in the table above are operating assets.
NOTE 16 — DISCONTINUED OPERATIONS:
As a result of the Company’s sale of its membership in the ASI joint venture in April 2009, the results of operations of the Company’s membership interest in the ASI joint venture have been presented as discontinued operations for the twelve months ended March 31, 2010. Discontinued operations, net of tax for the fiscal years ending March 31, 2011 and 2010, relating to this transaction were nil and $55,000, respectively.
NOTE 17 — SUBSEQUENT EVENTS:
In May 2011, the Company sold for cash proceeds of $4.7 million its last remaining Auction Rate Security, having a $5.0 million face value and a $3.9 million net written-down book value, recording a $0.8 million realized gain as a result.
In May 2011, upon application of a major creditor, the High Court of Hong Kong appointed Fok Hei Yu and Roderick John Sutton, both of FTI Consulting (Hong Kong) Limited (“FTI”), as Joint and Several Provisional Liquidators over The Grande Holdings Limited (Provisional Liquidators Appointed) (“Grande”). In addition, in June 2011, Grande filed a Chapter 15 petition under the United States Bankruptcy Code with the United States Bankruptcy Court in Manhattan. An indirect subsidiary of Grande owns a significant amount of the outstanding shares of the Company and two of the Company’s seven directors, including Emerson’s Chairman and Deputy Chief Executive Officer also are directors and officers of Grande.
Upon the appointment of the Provisional Liquidator over Grande on May 31, 2011, certain factory suppliers, including Midea, have significantly reduced the maximum amount of open credit lines available to the Company. At the factories’ request, the Company made accelerated payments in June and July of 2011 to reduce the balances owing from the Company on its open trade payable accounts with the respective factory suppliers to comply with such new credit terms. The Company relies on its cash on hand and cash generated by ongoing operations to manage its business.
On July 7, 2011, the Company was served with a complaint filed in the Federal District Court for the Central District of California alleging that it, certain of its present and former directors and other entities or individuals now or previously associated with Grande, intentionally interfered with the ability of the plaintiffs to collect on a judgment (now approximately $47 million) it had against Grande by engaging in transactions (such as the dividend paid to all shareholders in March 2010) which transferred assets out of the United States. The complaint also asserts claims under the civil RICO statute. In the Company’s opinion, based on an initial review, the claims appear to be devoid of merit. Emerson intends to defend the action vigorously.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2011, there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS
The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2011.

Item 11.	EXECUTIVE COMPENSATION
The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2011.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2011.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2011.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2011.

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
2. Exhibits. The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

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

Exhibit
Number
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

10.13.7
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

10.27.6
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

10.27.7
Eighth Amendment to Loan and Security Agreement dated as of December 23, 2005 among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd. and Emerson Radio International Ltd.

10.27.8
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

10.29	Employment Agreement dated as of October 1, 2009 between Emerson and Duncan Hon (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on November 16, 2009).

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2004).

21.1	Subsidiaries of the Company as of March 31, 2011.*

23.1	Consent of Independent Registered Public Accounting Firm — MSPC, Certified Public Accountants and Advisors, Professional Corporation.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
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
Dated: July 14, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher Ho Christopher Ho	Chairman of the Board of Directors	July 14, 2011

/s/ Eduard Will Eduard Will	Vice Chairman of the Board of Directors	July 14, 2011

/s/ Adrian Ma Adrian Ma	Chief Executive Officer (Principal Executive Officer) and Director	July 14, 2011

/s/ Duncan Hon Duncan Hon	Deputy Chief Executive Officer and Director	July 14, 2011

/s/ Mirzan Mahathir Mirzan Mahathir	Director	July 14, 2011

/s/ Kareem E. Sethi Kareem E. Sethi	Director	July 14, 2011

/s/ Terence A. Snellings Terence A. Snellings	Director	July 14, 2011