Form 10-K/A
period 2011-03-31
EMERSON RADIO CORP
filed 2011-07-29
CIK 32621

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
Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2010 (computed by reference to the last reported sale price of the Common Stock on the NYSE Amex on such date): $26,744,733
Number of Common Shares outstanding at July 29, 2011: 27,129,832
DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE
Unless the context otherwise requires, the term “the Company” and “Emerson,” refers to Emerson Radio Corp. and its subsidiaries.
This Amendment No. 1 on Form 10-K/A (the “Form 10/KA”) to the Annual Report on Form 10-K (the “Annual Report”) of the Company for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2011, is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended March 31, 2011, and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, the Company is including with this Form 10-K/A certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on July 14, 2011 or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10	— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The following table sets forth certain information regarding the current directors of Emerson Radio Corp. (“Emerson,” “us” or the “Company”).

		Year
		First
		Became
Name	Age	Director	Principal Occupation or Employment
Christopher Ho (1)	60	2006	Christopher Ho has served as the Company’s Chairman since July 2006. Mr. Ho is presently the Chairman of The Grande Holdings Limited. (Provisional Liquidators Appointed) (“Grande”), a Hong Kong based group of companies engaged principally in the distribution of household appliances and consumer electronic products and licensing of trademarks. Grande indirectly, through a wholly-owned subsidiary, owns a majority of the Company’s outstanding Common Stock. Mr. Ho also currently serves as Chairman of Lafe Corporation Limited, a company listed on the Singapore Exchange. Mr. Ho graduated with a Bachelor of Commerce degree from the University of Toronto in 1974. He is a member of the Canadian Institute of Chartered Accountants as well as a member of the Society of Management Accountants of Canada. He also is a certified public accountant (Hong Kong) and a member of the Hong Kong Institute of Certified Public Accountants. He was a partner in an international accounting firm before joining Grande and has extensive experience in corporate finance, international trade and manufacturing.

			Based on Mr. Ho’s position as Chairman of Grande and his experience in the consumer electronics industry, the Board of Directors (“the Board”) believes that he is well qualified to serve as a director of the Company.

Adrian Ma	66	2006	Adrian Ma, a director of the Company since March 2006, has been the Company’s Chief Executive Officer since March 2006 and also served as its Chairman from March 2006 through July 2006. In addition, he has more than 30 years experience as an Executive Chairman, Executive Director and Managing Director of various organizations focused primarily in the consumer electronics industry. He is Director of Lafe Corporation Limited and Chairman of Sansui Electric Co., Ltd. and a fellow member of The Institute of Chartered Accountants in England & Wales.

			Based on Mr. Ma’s experience in the consumer electronics industry, and his role as Chief Executive Officer of the Company, the Board believes that he is well qualified to serve as a director of the Company.

Duncan Hon	50	2009	Duncan Hon, a director of the Company since February 2009, has been the Company’s Deputy Chief Executive Officer since November 2009. In addition, Mr. Hon was appointed as a director of Grande in January 2011. Mr. Hon also serves as Chief Executive Officer of the Branded Distribution Division of Grande. Mr. Hon currently serves as a director and Vice Chairman of the Board of Sansui Electric Co. Ltd., which is listed on the Tokyo Stock Exchange, and also serves as a director of several of Grande’s non-listed subsidiaries. From 2004 to 2007, Mr. Hon served as a director of Smart Keen International Limited, a Hong Kong company, providing financial consulting services. He is a member of the Hong Kong Institute of Certified Public Accountants and the Association of Chartered Certified Accountants.

			Based on Mr. Hon’s role as Deputy Chief Executive Officer of the Company, his experience in management and accounting, and his position as a director and executive of Grande, the Board believes that he is well qualified to serve as a director of the Company.

		Year
		First
		Became
Name	Age	Director	Principal Occupation or Employment
Eduard Will (1)(3)	69	2006	Eduard Will has been the Company’s Vice Chairman since October 2007 and a director since July 2006. From July 2006 until October 2007, Mr. Will served as the Company’s President- North American Operations. Prior to becoming President- North American Operations, Mr. Will was the Chairman of the Company’s Audit Committee from January 2006 through July 2006. From 2001 to 2002 Mr. Will served as Chief Executive Officer of Boca Research, Inc. Mr. Will has more than 38 years experience as a merchant banker, senior advisor and director of various public and private companies. Presently, Mr. Will is serving on the Board of Directors or acting as Senior Adviser to Ricco Capital (Holdings) Ltd. (Hong Kong), South East Group (Hong Kong) and Integrated Data Corporation.

			Based on Mr. Will’s background in merchant banking and service on a variety of corporate boards, the Board believes that he is well qualified to serve as a director of the Company.

Mirzan Mahathir (1)(3)	52	2007	Mirzan Mahathir has been a director since December 2007. Mr. Mahathir currently manages his investments in Malaysia and overseas while facilitating business collaboration in the region. Previously, Mr. Mahathir worked for IBM Corporation and Salomon Brothers. Between 1992 and 2007, Mr. Mahathir served as the Executive Chairman and President of Konsortium Logistik Berhad, a Malaysian logistic solutions provider listed on the Bursa Malaysia. He also is the Chairman and CEO of Crescent Capital Sdn Bhd, a Malaysian investment holding and independent strategic and financial advisory firm which he founded and the President of the Asian Strategy and Leadership Institute (ASLI), a leading organizer of business conferences, secretariat for business councils and public policy research centre. Currently, Mr. Mahathir holds directorships in Petron Corporation, AHB Holdings Berhad and Lafe Corporation Limited, companies listed on the Philippine Stock Exchange, Bursa Malaysia, and the Singapore Exchange respectively. He is also a member of the Wharton Business School Asian Executive Board. During the past five years, Mr. Mahathir also served as a member of the UN/ESCAP Business Advisory Council

			Based on Mr. Mahathir’s executive management and directorship experience, the Board believes that he is well qualified to serve as a director of the Company.

Kareem E. Sethi (2)(3)	34	2007	Kareem E. Sethi has been a director since December 2007. Mr. Sethi has served as Managing Director of Streetwise Capital Partners, Inc. since 2003. From 1999 until 2003, Mr. Sethi was Manager, Business Recovery Services for PricewaterhouseCoopers Inc.

			Based on Mr. Sethi’s experience in accounting, corporate finance and portfolio management, the Board believes that he is well qualified to serve as a director of the Company.

Terence A. Snellings (1)(2)	61	2008	Terence A. Snellings has been a director since August 2008. Until December 2009, Mr. Snellings served as Director of Finance and Administration of Refugee Resettlement and Immigration Services of Atlanta, Inc., a non-profit agency that provides an entry into the American culture for refugees. From 1986 until April 2006, Mr. Snellings served as Managing Director of Wachovia Services, Ltd., where he managed investment banking origination activities of the Asia-Pacific Group within Wachovia Securities Corporate and Investment Banking Division.

			Based on Mr. Snellings’ experience in international banking and finance, the Board believes that he is well qualified to serve as a director of the Company.

(1)	Member of the Corporate Governance, Nominating and Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Related Party Transaction Review Committee

Board of Directors and Committees
The Company’s Board of Directors presently consists of seven directors and, other than the resignation from the Board of Directors of Mr. Pitts on September 3, 2010, its composition is unchanged since the beginning of the Company’s fiscal year ended March 31, 2011 (“Fiscal 2011”) — Messrs. Ho, Ma, Hon, Will, Mahathir, Sethi and Snellings currently serve on the Company’s Board of Directors. The Board of Directors has determined that four of the seven current directors, Messrs. Will, Mahathir, Sethi and Snellings, meet the definition of independence as established by the NYSE Amex listing rules.
The Company’s Board of Directors has three standing committees, the Audit Committee, which is a separately-designated standing audit committee established in accordance with Rule 10A-3 of the Exchange Act, the Corporate Governance, Nominating and Compensation Committee and the Related Party Transaction Review Committee.
The Company’s Audit Committee currently consists of Mr. Sethi and Mr. Snellings, both of whom the Board has determined meet the definition of independence as established by the NYSE Amex listing rules and SEC rules, and its composition is unchanged since the beginning of Fiscal 2011. Mr. Sethi is currently the Chairman of the Audit Committee and the “audit committee financial expert.” Pursuant to Section 803(B)(2)(c) of the NYSE Amex Company Guide (the “Company Guide”), as a smaller reporting company, the Company is required to have an audit committee of at least two independent members, as defined by the listing standards of the NYSE Amex.
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
Executive Officers
The following table sets forth certain information regarding the executive officers of Emerson:

			Year
Name	Age	Position	Became Officer
Adrian Ma	66	Chief Executive Officer and Director	2006
Duncan Hon	50	Deputy Chief Executive Officer and Director	2009
Andrew L. Davis	43	Executive Vice President and Chief Financial Officer	2010
Adrian Ma has served as the Company’s Chief Executive Officer since March 2006 and served as the Company’s Chairman of the Board of Directors from March 2006 through July 2006. Mr. Ma continues to serve as a director of the Company. See Mr. Ma’s biographical information above.
Duncan Hon has served as the Company’s Deputy Chief Executive Officer since November 2009 and a director of the Company since February 2009. See Mr. Hon’s biographical information above.
Andrew L. Davis has served as the Company’s Executive Vice President and Chief Financial Officer since September 2010. Mr. Davis also serves as Secretary and Treasurer of the Company, positions to which he was elected in November 2007 and July 2010, respectively. Previously, Mr. Davis served as Vice President, Finance and Corporate Controller of the Company since joining the Company in August 2007. Prior to joining the Company, Mr. Davis held various executive and managerial positions in accounting and finance with several companies, most recently CA, Inc., and prior to that, ce Global Sourcing AG. Mr. Davis is a C.P.A., holds a B.B.A. in Accounting from Iowa State University and an M.B.A. from the University of Connecticut.

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
Except as set forth below, based solely upon a review of Forms 3 and 4 and amendments to these forms furnished to the Company, and Forms 5, along with amendments thereto, all parties subject to the reporting requirements of Section 16(a) timely filed all such required reports during and with respect to Fiscal 2011.

Deutsche Bank AG filed a Form 4 on February 9, 2011 reporting a purchase of 2,552 shares of the Company’s Common Stock which it made on December 17, 2010.

ITEM 11	— EXECUTIVE COMPENSATION AND OTHER INFORMATION
Summary Compensation Table
The following Summary Compensation Table sets forth information concerning compensation for services rendered in all capacities to the Company and its subsidiaries for Fiscal 2011 and Fiscal 2010 which was awarded to, earned by or paid to each person who served as the Company’s principal executive officer at any time during Fiscal 2011, the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers as of March 31, 2011 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the smaller reporting company as of March 31, 2011 (collectively, the “Named Executive Officers”).

					All Other
Name and	Fiscal				Compensation
Principal Position	Year	Salary($)		Bonus($)(1)	($)		Total ($)
Adrian Ma	2011	$350,000		—	—		$350,000
President and Chief Executive Officer	2010	$350,000		—	—		$350,000
Duncan Hon	2011	$375,000		—	$65,031	(3)	$440,031
Deputy Chief Executive Officer	2010	$150,000	(2)	$100,000	$87,404	(3)	$337,404
Andrew L. Davis (4)	2011	$258,333		—	$12,751	(5)	$271,084
Chief Financial Officer	2010	$229,349		—	$13,490	(5)	$242,839
Greenfield Pitts (6)	2011	$108,974		—	$86,382	(5)(7)	$195,356
Former Chief Financial Officer	2010	$250,000		—	$20,153	(5)	$270,153

(1)	Represents bonus paid for such fiscal year.

(2)	Mr. Hon was appointed as the Company’s Deputy Chief Executive Officer on November 10, 2009 and began receiving a salary effective October 1, 2009.

(3)
Represents $58,704 and $85,000 paid by the Company on behalf of Mr. Hon to settle Mr. Hon’s U.S. federal and state income tax liabilities related to U.S. sourced income earned by him from all sources in fiscal 2011 and fiscal 2010, respectively, and $6,327 and $2,404 paid by the Company for medical insurance for Mr. Hon during fiscal 2011 and fiscal 2010, respectively.

(4)	Mr. Davis was appointed as the Company’s Executive Vice President and Chief Financial Officer effective September 3, 2010.

(5)
Represents the incremental cost to the Company of all personnel benefits, including match for its 401(K) plan, and to our Named Executive Officers. Such personnel benefits are available to all employees of the Company in accordance with the Company’s standard employment practices.

(6)
Mr. Pitts resigned from his positions as Executive Vice President and Chief Financial Officer of Emerson Radio Corp. effective September 3, 2010. Mr. Pitts entered into a consulting agreement with the Company for a period of one year, beginning September 4, 2010.

(7)	Includes consulting fees of $71,875 paid to Mr. Pitts by the Company under the terms of the consulting agreement referred to in footnote (6) above.
Employment Agreements.
During Fiscal 2011, the Company had employment agreements with certain of its Named Executive Officers, each of which is described below.

Duncan Hon. Duncan Hon, our Deputy Chief Executive Officer, entered into an employment agreement with Emerson Radio Corp. effective as of October 1, 2009, which set forth the terms and conditions pursuant to which Mr. Hon would serve as the Company’s Deputy Chief Executive Officer. The agreement provided for an annual base salary of $300,000 and a discretionary bonus at the end of the Company’s fiscal year as recommended by the Board of Directors. The initial term expired on September 30, 2010. During the term extensions, the Company had the right to terminate the agreement upon 90 days prior written notice and Mr. Hon had the right to terminate the agreement upon 90 days prior written notice. The agreement allows for increases or decreases to Mr. Hon’s annual base salary, and on September 8, 2010, the Company’s Board of Directors approved an increase in Mr. Hon’s annual base salary to $375,000. Such salary increase was made effective retroactive to April 1, 2010. On March 24, 2011, Mr. Hon and Emerson Radio Corp. agreed that this employment agreement would be terminated and of no further force and effect effective at the close of business on March 31, 2011. Effective April 1, 2011, Mr. Hon entered into an employment agreement with a wholly-owned, indirect subsidiary of the Company, which sets forth the terms and conditions pursuant to which Mr. Hon will serve as the Company’s Deputy Chief Executive Officer. The agreement provides for an annual base salary of 2,925,000 Hong Kong Dollars (“HKD”) and an annual discretionary bonus payable at any time as recommended by the Board of Directors. The contract extends until the earlier of the retirement of Mr. Hon on the first day of the following month immediately after his 60th birthday, or the termination of the agreement by either the Company or Mr. Hon upon the delivery from one to the other of one month prior written notice.
Greenfield Pitts. Greenfield Pitts, our former Chief Financial Officer, entered into an employment agreement with the Company on April 3, 2007, which set forth the terms and conditions pursuant to which Mr. Pitts would serve as the Company’s Chief Financial Officer. The agreement provided for an annual base salary of $250,000 and a discretionary bonus at the end of the Company’s fiscal year as recommended by the Board of Directors. The initial term expired on March 31, 2008. During the term extensions, the Company had the right to terminate the agreement upon 90 days prior written notice and Mr. Pitts had the right to terminate the agreement upon 90 days prior written notice. On September 3, 2010, Mr. Pitts and the Company agreed that this employment agreement would be terminated and of no further force and effect effective at the close of business on September 3, 2010. Mr. Pitts entered into a consulting agreement with the Company for a period of one year, beginning September 4, 2010.
Andrew L. Davis. Andrew L. Davis, our Executive Vice President and Chief Financial Officer, entered into an employment agreement with the Company on August 1, 2007, which provided that Mr. Davis shall serve as the Company’s Vice President Finance and Corporate Controller. The agreement provides for an annual base salary of $225,000 and a discretionary bonus at the end of the Company’s fiscal year as recommended by the Board of Directors. The initial term expired on July 31, 2008. During the term extensions, the Company has the right to terminate the agreement upon 90 days prior written notice and Mr. Davis has the right to terminate the agreement upon 90 days prior written notice. In connection with his appointment as Executive Vice President and Chief Financial Officer, the Company entered into an amendment to its existing employment agreement with Mr. Davis dated September 3, 2010 pursuant to which Mr. Davis’s base salary was increased to $275,000 effective as of September 3, 2010.
Outstanding Equity Awards at Fiscal Year End
None of the Company’s Named Executive Officers held any outstanding equity awards at March 31, 2011.
Compensation of Directors
During Fiscal 2011, our directors who were not employees (“Outside Directors”), specifically Messrs. Ho, Mahathir, Sethi, Snellings and Will were paid $78,458, $80,000, $80,000, $70,870 and $80,000, respectively, for serving on the Board of Directors and on our various committees during the period. The Company does not compensate directors who are employees of the Company for their services as directors.
Outside Directors are each paid an annual director’s fee of $50,000. The Outside Director serving as the Chairman of the Board receives an additional annual fee of $20,000. Each Outside Director serving on a committee of the Board of Directors receives an additional fee of $15,000 per annum with no additional fee for serving as chairman of a committee. The Company does not pay any additional fees for attendance at meetings of the Board of Directors or the committees. All directors’ fees are paid in four equal quarterly installments per annum and are pro-rated in situations where an Outside Director serves less than a full one year term.
Additionally, each Outside Director is eligible to participate in the Company’s 2004 Non-Employee Outside Director Stock Option Plan. The Company’s directors are reimbursed their expenses for attendance at meetings.

The following table provides certain information with respect to the compensation earned or paid to the Company’s Outside Directors during Fiscal 2011.
Directors Compensation

	Fees
	Earned	All Other
	or Paid in	Compensation
Name	Cash ($)	($)		Total ($)
Christopher Ho	$78,458	$0		$78,458
Mirzan Mahathir	$80,000	$0		$80,000
Kareem E. Sethi	$80,000	$0		$80,000
Terence A. Snellings	$70,870	$0		$70,870
Eduard Will	$80,000	$113,547	(1)(2)	$193,547

(1)
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

During Fiscal 2011, the Company recovered $11,970 from Mr. Will in accordance with terms of the above arrangement.
(2)	During Fiscal 2011, the Company paid $113,547 to Mr. Will for work performed by Mr. Will related to a shareholder derivative lawsuit that the Company settled in January 2011.

ITEM 12	— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of July 29, 2011, the beneficial ownership of (i) each current director; (ii) each of the Company’s Named Executive Officers; (iii) the Company’s current directors and executive officers as a group; and (iv) each stockholder known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock. Common stock beneficially owned and percentage ownership as of July 29, 2011 was based on 27,129,832 shares outstanding. Except as otherwise noted, the address of each of the following beneficial owners is c/o Emerson Radio Corp., 85 Oxford Drive, Moonachie, New Jersey 07074.

	Amount and Nature of
Name and Address of Beneficial Owners	Beneficial Ownership (1)	Percent of Class (1)
Christopher Ho (2)	(2)	(2)
Adrian Ma	0	0%
Duncan Hon	0	0%
Mirzan Mahathir	0	0%
Kareem E. Sethi	0	0%
Terence A. Snellings	0	0%
Eduard Will (3)	50,000	*
Andrew L. Davis	0	0%
Greenfield Pitts	0	0%
Deutsche Bank AG	(4)	(4)
All Directors and Executive Officers as a Group (8 persons) (5)	(5)	(5)

(*)	Less than one percent.

(1)
Based on 27,129,832 shares of common stock outstanding as of July 29, 2011. Each beneficial owner’s percentage ownership of common stock is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of July 29, 2011 have been exercised. Except as otherwise indicated, the beneficial ownership table does not include common stock issuable upon exercise of outstanding options, which are not currently exercisable within 60 days of July 29, 2011. Except as otherwise indicated and based upon the Company’s review of information as filed with the U.S. Securities and Exchange Commission (“SEC”), the Company believes that the beneficial owners of the securities listed have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)
Grande has advised the Company that, as of July 29, 2011, one of its indirect subsidiaries, S&T International Distribution Ltd. (“S&T”), held beneficially 15,243,283 shares, or approximately 56.2% of the outstanding common stock of Emerson (the “Shares”). As the sole stockholder of S&T, Grande N.A.K.S. Ltd. (“N.A.K.S.”) may be deemed to own beneficially the Shares. As the sole stockholder of N.A.K.S., Grande may be deemed to own beneficially the Shares. Mr. Ho is one of the beneficiaries under a discretionary trust which owns approximately 70% of the capital stock of Grande. Information with respect to the ownership of these shares was obtained from disclosures contained within a Schedule 13D/A filed on October 19, 2009 by Grande and information obtained from Grande. The Shares include 3,391,967 shares (the “Pledged Shares”) which, according to public filings made by Deutsche Bank AG (“Deutsche Bank”) in March 2010 had previously been pledged to Deutsche Bank to secure indebtedness owed to it. In February 2011, Deutsche Bank filed a Schedule 13G with the Securities and Exchange Commission stating that Deutsche Bank had sole voting and sole dispositive power over the Pledged Shares (which represent approximately 12.5% of the Company’s outstanding common stock) — see also footnote (4) below. The Company believes that both Grande and Deutsche Bank have claimed beneficial ownership of the Pledged Shares. As of July 29, 2011, the Company has not been able to verify independently the beneficial ownership of the Pledged Shares.

(3)
Mr. Will’s ownership consists of options to purchase 50,000 shares of the Company’s common stock pursuant to Emerson’s 2004 Non-Employee Director Stock Option Plan that are exercisable within 60 days of July 29, 2011.

(4)
Deutsche Bank AG has stated in a Schedule 13G filed with the SEC on February 11, 2011, that it has sole voting and dispositive power with respect to 3,391,967 shares of the Company’s Common Stock; specifically, that Deutsche Bank AG, London Branch, a subsidiary of Deutsche Bank AG, has sole voting and dispositive power over 3,389,401 shares of the Company’s Common Stock and Deutsche Bank Securities Inc., a subsidiary of Deutsche Bank AG, has sole voting and dispositive power over 2,566 shares of the Company’s Common Stock. The address for Deutsche Bank AG is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main, Federal Republic of Germany — see also footnote (2) above.

(5)	See footnotes (2) and (3).
Equity Compensation Plan Information
The following table gives information about the Company’s common stock that may be issued upon the exercise of options and rights under its 1994 Stock Compensation Program, 1994 Non-Employee Director Stock Option Plan, Emerson Radio Corp. 2004 Employee Stock Incentive Plan and 2004 Non-Employee Outside Director Stock Option Plan, as of March 31, 2011 (the “Plans”). The 1994 Plans expired in July 2004 and the remaining Plans are the only equity compensation plans in existence as of March 31, 2011.

	Number of securities to be	Weighted average exercise	Number of securities
	issued upon exercise of	price of outstanding	remaining available for
	outstanding options,	options, warrants and	future issuance under
	warrants and rights	rights	equity compensation plans
Equity compensation plans approved by security holders	50,000	$3.13	2,950,000

ITEM 13	— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited (Provisional Liquidators Appointed) and its direct and indirect subsidiaries (“Grande”). Set forth below is a summary of such transactions.

Majority Shareholder
Grande’s Ownership Interest in Emerson. Grande has advised the Company that, as of March 31, 2011, one of its indirect subsidiaries held beneficially 15,243,283 shares or approximately 56.2% of the outstanding common stock of Emerson. That number of shares includes 3,391,967 shares (the “Pledged Shares”) which, according to public filings made by Deutsche Bank AG (“Deutsche Bank”) in March 2010 had previously been pledged to Deutsche Bank to secure indebtedness owed to it. In February 2011, Deutsche Bank filed a Schedule 13G with the Securities and Exchange Commission stating that Deutsche Bank had sole voting and sole dispositive power over the Pledged Shares (which represent approximately 12.5% of the Company’s outstanding common stock). The Company believes that both Grande and Deutsche Bank have claimed beneficial ownership of the Pledged Shares. As of July 29, 2011, the Company has not been able to verify independently the beneficial ownership of the Pledged Shares.
Related Party Transactions
Leases and Other Real Estate Transactions.
Rented Space in Hong Kong
Effective January 1, 2010, Emerson entered into a lease agreement with Lafe Properties (Hong Kong) Limited (“Lafe”), pursuant to which Emerson rented 36,540 square feet from Lafe for the purpose of housing its Hong Kong based office personnel and for its use to refurbish certain returned products. This lease agreement expired on December 31, 2010 and was renewed for a one year period on substantially the same terms during December 2010, and therefore now expires on December 31, 2011. Per information obtained from Grande, on December 31, 2010, Lafe was sold by its immediate holding company to an independent third party. As such, the Company is no longer considering Lafe to be a related party to the Company beginning December 31, 2010.
Rent expense and related service charges associated with this lease agreement totaled approximately $552,000 for the twelve months ended March 31, 2011. Related service charges associated with this lease agreement that the Company continues to procure from certain subsidiaries of Grande totaled approximately $39,000 for the three month period ended June 30, 2011. The rent expense and related service charges associated with this lease agreement is included in the Consolidated Statements of Operations as a component of selling, general, and administrative expenses.
Emerson owed Grande approximately $1,700 pertaining to rental related service charges at March 31, 2011.
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

Rent charges with Akai China totaled approximately $85,000 for the twelve months ending March 31, 2011.
Other.
During the twelve months ending March 31, 2011, Emerson paid consulting fees and related expense reimbursements of approximately $114,000 and approximately $23,000, respectively, to Mr. Will for work performed by Mr. Will related to a shareholder derivative lawsuit that the Company settled in January 2011. In May 2010, Emerson signed an agreement with Mr. Will, which formalized the arrangement and commits Emerson to paying a consulting fee of a minimum of $12,500 per quarter to Mr. Will relating to this lawsuit. During the three months ending June 30, 2011. Emerson paid consulting fees and related expense reimbursements of approximately $3,400 and approximately $2,900, respectively, to Mr. Will for work performed by Mr. Will related to the aforementioned lawsuit.
In May 2011, Emerson paid a travel advance of $15,500 to Mr. Will for anticipated Emerson-related business travel to occur in a future period.
In July 2011, Emerson paid a consulting fee of $3,300 to Mr. Will for work performed by Mr. Will during the months of April through June 2011 on M&A matters.
During the twelve months ending March 31, 2011, Akai Sales Pte Ltd. (“Akai Sales”), a subsidiary of Grande, invoiced Emerson approximately $7,300 for travel expenses which Akai Sales paid on Emerson’s behalf and Emerson reimbursed to Akai Sales during fiscal 2011.
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
Review and Approval of Transactions with Related Parties
In March 2011, after final court approval and associated appeal and implementation periods of the settlement agreement that the Company entered into to bring to a close a shareholder derivative lawsuit, the Company updated its policy regarding the review and approval of transactions with related parties to require that all proposed transactions between the Company and related parties, as defined by the Financial Accounting Standard Board’s Accounting Standards Codification Topic 850 (ASC 850), which are greater than $100,000 (“Covered RPT Transactions”) be pre-approved by a majority of those directors of the Company who are independent within the meaning of American Stock Exchange Company Guide § 803(A)(2), as may be amended from time to time. In reviewing and approving transactions between the Company and related parties, the independent directors are to determine whether the proposed transaction is entirely fair to the Company and in the Company’s best interest. For purposes of the policy, related parties means (i) an officer or director of the Company or the member of the immediate family of any of them or (ii) any other corporation, partnership, association, limited liability company, limited liability partnership, trust or other entity or organization in which one or more of the Company’s officers or directors are (a) directors, officers, trustees or other fiduciaries or (b) have a financial interest.
Prior to this change, the Company’s policy had required all Covered RPT Transactions to be pre-approved by the Related Party Transaction Committee of the Board of Directors, in accordance with the Related Party Transaction Review Committee charter. All other components of the policy were substantially the same as the current policy.

Director Independence
The Company’s Board of Directors presently consists of seven directors — Messrs. Ho, Ma, Hon, Will, Mahathir, Sethi and Snellings. The Board of Directors has determined that four of the seven current directors, Messrs. Will, Mahathir, Sethi and Snellings, meet the definition of independence as established by the NYSE Amex listing standards.
The Company’s Corporate Governance, Nominating and Compensation Committee currently consists of Messrs. Mahathir (Chairman), Ho, Snellings and Will.
The Company’s Audit Committee currently consists of Messrs. Sethi (Chairman) and Snellings.
The Company’s Related Party Transaction Review Committee currently consists of Messrs. Mahathir (Chairman), Sethi and Will.

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
•
Audit Fees. Audit fees billed to the Company by MSPC for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K, and reviews by MSPC of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, for the fiscal years ended March 31, 2011 and 2010 totaled approximately $255,300 and $283,500, respectively.

•
Audit-Related Fees. The Company was billed approximately $118,000 and $131,250 by MSPC for the fiscal years ended March 31, 2011 and 2010, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the caption Audit Fees above. Audit-related fees were principally related to procedures in connection with the audit of the Company’s majority shareholder’s consolidated financial statement for its fiscal years ended December 31, 2010 and December 31, 2009, portions of which were credited to the Company’s audit fees for the audit of its financial statements for the fiscal years ended March 31, 2011 and March 31, 2010.

•
Tax Fees. MSPC billed the Company an aggregate of $66,600 and $73,500 for the fiscal years ended March 31, 2011 and 2010, respectively, for tax services, principally related to the preparation of income tax returns and related consultation.

•	All Other Fees. The Company was not billed by MSPC for the fiscal years ended March 31, 2011 and 2010, respectively, for any permitted non-audit services.
Applicable law and regulations provide an exemption that permits certain services to be provided by the Company’s outside auditors even if they are not pre-approved. The Company has not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

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
Dated: July 29, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher Ho Christopher Ho	Chairman of the Board of Directors	July 29, 2011

/s/ Eduard Will Eduard Will	Vice Chairman of the Board of Directors	July 29, 2011

/s/ Adrian Ma Adrian Ma	Chief Executive Officer (Principal Executive Officer) and Director	July 29, 2011

/s/ Duncan Hon Duncan Hon	Deputy Chief Executive Officer and Director	July 29, 2011

/s/ Mirzan Mahathir Mirzan Mahathir	Director	July 29, 2011

/s/ Kareem E. Sethi Kareem E. Sethi	Director	July 29, 2011

/s/ Terence A. Snellings Terence A. Snellings	Director	July 29, 2011