Form 10-Q
period 2011-06-30
EMERSON RADIO CORP
filed 2011-08-15
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate the number of shares outstanding of common stock as of August 15, 2011: 27,129,832.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except earnings per share data)

	Three Months Ended
	June 30
	2011	2010

Net revenues	$51,524	$67,155
Costs and expenses:
Cost of sales	45,595	57,523
Other operating costs and expenses	387	299
Selling, general and administrative expenses	1,689	1,929

	47,671	59,751
Operating income	3,853	7,404
Interest income, net	31	10
Realized gain on sale of marketable security	828	—

Income before income taxes	4,712	7,414
Provision for income taxes	1,375	1,535

Net income	3,337	5,879

Net income per share:
Basic	$.12	$.22
Diluted	$.12	$.22

Weighted average shares outstanding:
Basic	27,130	27,130
Diluted	27,130	27,131
The accompanying notes are an integral part of the interim
consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	June 30, 2011	March 31, 2011(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,536	$39,796
Restricted cash	2,049	600
Investment in marketable security	—	4,725
Accounts receivable, net	30,772	10,929
Other receivables	1,087	1,413
Due from affiliates	15	—
Inventory, net	20,549	8,515
Prepaid expenses and other current assets	504	549
Deferred tax assets	2,235	2,825

Total current assets	78,747	69,352
Property, plant and equipment, net	2,832	2,921
Trademarks and other intangible assets, net	1,545	1,545
Deferred tax assets	1,967	2,540
Other assets	350	358

Total assets	$85,441	$76,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$2,466
Current maturities of long-term borrowings	46	46
Accounts payable and other current liabilities	22,683	14,408
Due to affiliates	—	2
Accrued sales returns	1,571	1,199
Income taxes payable	244	196

Total current liabilities	24,544	18,317
Long-term borrowings	127	150
Deferred tax liabilities	167	158

Total liabilities	24,838	18,625
Shareholders’ equity:
Preferred shares -10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized, 52,965,797 shares issued, and 27,129,832 shares outstanding	529	529
Capital in excess of par value	98,785	98,785
Accumulated other comprehensive (losses) income	(82)	746
Accumulated deficit	(17,715)	(21,055)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	60,603	58,091

Total liabilities and shareholders’ equity	$85,441	$76,716

(A)	Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the Securities and Exchange Commission on July 14, 2011.
The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30
	2011	2010
Cash flows from operating activities:
Net income	$3,337	$5,879
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	89	155
Deferred tax expense	1,172	1,191
Asset allowances, reserves and other	(596)	312
Gain on sale of marketable security	(828)	—
Changes in assets and liabilities:
Accounts receivable	(20,465)	(14,733)
Other receivables	326	(83)
Due from affiliates	(15)	(34)
Inventories	(10,441)	(18,794)
Prepaid expenses and other current assets	45	202
Other assets	8	2
Accounts payable and other current liabilities	8,275	20,700
Due to affiliates	(2)	8
Interest and income taxes payable	48	76

Net cash (used) by operating activities	(19,047)	(5,119)

Cash flows from investing activities:
Proceeds from sale of marketable security	4,725	—
(Increase) decrease in restricted cash	(1,449)	2,587
Additions to property and equipment	—	(41)

Net cash provided by investing activities	3,276	2,546

Cash flows from financing activities:
Repayments of short-term borrowings	(2,466)	(9)
Net (decrease) in capital lease and other rental obligations	(23)	(73)
Borrowings under long-term credit facility	—	29,707
Repayments of borrowings under long-term credit facility	—	(29,707)

Net cash (used) by financing activities	(2,489)	(82)

Net (decrease) in cash and cash equivalents	(18,260)	(2,655)
Cash and cash equivalents at beginning of period	39,796	9,969

Cash and cash equivalents at end of period	$21,536	$7,314

Cash paid during the period for:

Interest	$8	$28
Income taxes	$377	$168
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
The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2011 and the results of operations for the three month periods ended June 30, 2011 and June 30, 2010. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2011 (“fiscal 2011”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2011.
The results of operations for the three month period ended June 30, 2011 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ended March 31, 2012 (“fiscal 2012”).
Certain reclassifications were made to conform the prior year’s financial statements to the current presentation.
Unless otherwise disclosed in the notes to these financial statements, the estimated fair value of the financial assets and liabilities approximates the carrying value.
Subsequent events have been evaluated through August 15, 2011.
Stock- Based Compensation
The Company measures compensation cost for stock-based compensation arrangements based on grant date fair value. The computed fair value is expensed ratably over the requisite vesting period as required by ASC Topic 718 “Compensation — Stock Compensation”. All outstanding stock based compensation arrangements issued by the Company were fully vested as of November 30, 2009. Consequently, the Company recorded no compensation costs during either of the three month periods ended June 30, 2011 and June 30, 2010.
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

NOTE 2 — COMPREHENSIVE INCOME
Comprehensive income equaled net income for both of the three month periods ended June 30, 2011 and June 30, 2010.
NOTE 3 — NET EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	June 30
	2011	2010
Numerator:
Net income	$3,337	$5,879

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130
Effect of dilutive securities on denominator:
Options (computed using the treasury stock method)	—	1

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,131

Basic and diluted earnings per share	$.12	$.22

NOTE 4- SHAREHOLDERS’ EQUITY
Outstanding capital stock at June 30, 2011 consisted of common stock and Series A convertible preferred stock. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.
At June 30, 2011, the Company had approximately 50,000 options outstanding with exercise prices ranging from $3.07 to $3.19.
NOTE 5 — INVENTORY
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of June 30, 2011 and March 31, 2011, inventories consisted of the following (in thousands):

	June 30, 2011	March 31, 2011
	(Unaudited)
Finished goods	$21,033	$10,593
Less inventory allowances	(484)	(2,078)

Net inventory	$20,549	$8,515

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
As of June 30, 2011, the Company had $119,000 of unrecognized tax benefits related to state taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized.
Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statement of Operations. Accrued interest and penalties were $59,000 as of June 30, 2011 and are recognized in the balance sheet.
The Company’s effective tax rate differs from the federal statutory rate primarily due to expenses that are not deductible for federal income tax purposes, income and losses incurred in foreign jurisdictions and taxed at locally applicable tax rates, and state income taxes.
The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of June 30, 2011:

Jurisdiction	Open tax years
U.S. federal	2007-2010
States	2006-2010
Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.
NOTE 7 — RELATED PARTY TRANSACTIONS
From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited (Provisional Liquidators Appointed) and its direct and indirect subsidiaries. Set forth below is a summary of such transactions.
Majority Shareholder
Grande’s Ownership Interest in Emerson. The Grande Holdings Limited (Provisional Liquidators Appointed) (“Grande”), a Bermuda corporation, has advised the Company that, as of June 30, 2011, one of its indirect subsidiaries held beneficially 15,243,283 shares or approximately 56.2% of the outstanding common stock of Emerson. That number of shares includes 3,389,401 shares (the “Pledged Shares”), which, according to public filings made by Deutsche Bank AG (“Deutsche Bank”) in March 2010 had previously been pledged to Deutsche Bank to secure indebtedness owed to it. In February 2011, Deutsche Bank filed a Schedule 13G with the Securities and Exchange Commission stating that Deutsche Bank had sole voting and sole dispositive power over the Pledged Shares (which represent approximately 12.5% of the Company’s outstanding common stock). The Company believes that both Grande and Deutsche Bank have claimed beneficial ownership of the Pledged Shares. As of August 15, 2011, the Company has not been able to verify independently the beneficial ownership of the Pledged Shares.
Related Party Transactions
Leases and Other Real Estate Transactions.
Rented Space in Hong Kong
Effective January 1, 2010, Emerson entered into a lease agreement with Lafe Properties (Hong Kong) Limited (“Lafe”), a related party of Grande at that time, pursuant to which Emerson rented 36,540 square feet from Lafe for the purpose of housing its Hong Kong based office personnel and for its use to refurbish certain returned products. This lease agreement expired on December 31, 2010 and was renewed for a one year period on substantially the same terms during December 2010, and therefore now expires on December 31, 2011. On December 31, 2010, Lafe was sold by its immediate holding company to an independent third party. As such, the Company is no longer considering Lafe to be a related party to the Company beginning December 31, 2010.

Related service charges associated with this lease agreement that the Company continues to procure from Brighton Marketing Limited, a subsidiary of Grande, and The Grande Properties Management Limited, a related part of Grande, totaled approximately $39,000 for the three month period ended June 30, 2011. Emerson owed Brighton Marketing Limited approximately $1,100 pertaining to these charges at June 30, 2011.
For the three month period ended June 30, 2010, Emerson’s rent expense and related service charges associated with this lease agreement totaled approximately $165,000 and Emerson owed an amount of approximately $3,000 to a related party of Grande pertaining to these charges at June 30, 2010. In addition, at June 30, 2010, Lafe held a security deposit of approximately $113,000 that Emerson had paid to Lafe on the leased property, which was reclassified by Emerson to third party rental deposit in December 2010.
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
For the three month period ended June 30, 2010, Emerson’s rent expense associated with this lease agreement totaled approximately $28,000 and Emerson owed nil to Akai China related to this agreement at June 30, 2010. In addition, at June 30, 2010, Akai China held a security deposit of approximately $31,600 that Emerson had paid to Akai China on the leased property, which was reclassified by Emerson to third party rental deposit in December 2010.
Other.
During the three months ended June 30, 2011 and June 30, 2010, respectively, Emerson paid consulting fees and related expense reimbursements of approximately $6,000 and approximately $34,000, respectively, to Mr. Eduard Will, a director of Emerson, for work performed by Mr. Will related to a shareholder derivative lawsuit that the Company settled in January 2011. In May 2010, Emerson signed an agreement with Mr. Will, which formalized the arrangement and committed Emerson to paying a consulting fee of a minimum of $12,500 per quarter to Mr. Will relating to this lawsuit.
In May 2011, Emerson paid a travel advance of $15,500 to Mr. Will for anticipated Emerson-related business travel to occur in a future period, which had not yet occurred as of June 30, 2011 and is therefore classified by Emerson as a receivable from Mr. Will at that date.
During the three months ended June 30, 2011 and June 30, 2010, Akai Sales Pte Ltd. (“Akai Sales”), a subsidiary of Grande, invoiced Emerson nil and approximately $7,300 for travel expenses and courier fees. Including earlier invoices related to similar charges paid for by Akai Sales on Emerson’s behalf, Emerson owed Akai Sales approximately $33,000 at June 30, 2010 as a result of these invoices. At June 30, 2011, Emerson owed Akai Sales nil.
During the three months ended June 30, 2011 and June 30, 2010, Emerson invoiced Vigers Property Management Services (HK) Ltd. and Vigers Appraisal & Consulting Ltd. (together “Vigers”), related parties of Grande, in the aggregate, approximately $1,000 and $2,000, respectively, for usage of telephone and data lines maintained by Emerson. Vigers owed Emerson approximately $1,000 and nil at June 30, 2011 and June 30, 2010, respectively, related to this activity.
On April 7, 2010, upon a request made to the Company by its foreign controlling stockholder, S&T, the Company entered into an agreement with S&T International Distribution Limited (“S&T”), whereby the Company returned to S&T on April 7, 2010 that portion of the taxes that the Company had withheld from the dividend paid on March 24, 2010 to S&T, which the Company believes is not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits (the “Agreement”). The Company believes this transaction results in an off-balance sheet arrangement, which is comprised of a possible contingent tax liability of the Company, which, if recognized, would be offset by the calling by the Company on S&T of the indemnification provisions of the Agreement. Per the terms of the Agreement, Emerson invoiced S&T in June 2010 approximately $42,000 for reimbursement of legal fees incurred by Emerson with regard to the Agreement and approximately $33,000 as a transaction fee for having entered into the Agreement. At June 30, 2010, S&T owed these fees, totaling $75,000, to Emerson. In January 2011, Emerson agreed, upon the request of S&T, to waive approximately $5,000 of the legal charges that had been invoiced to S&T in June 2010. S&T paid the full amount owed to Emerson of approximately $70,000 in February 2011 and consequently owed Emerson nil at June 30, 2010.

NOTE 8 — BORROWINGS
Short-term Borrowings
At June 30, 2011, the Company had no short-term borrowings. At March 31, 2011, the Company had $2.5 million of short-term borrowings outstanding under a credit line maintained with Smith Barney, collateralized by the Company’s auction rate security holdings, which were sold in full for cash in May 2011. Upon the sale of this last remaining auction rate security in May 2011, the Company paid in full the $2.5 million balance of its short-term borrowings using the sale proceeds (see Note 10 – Marketable Securities).
Letters of Credit – Beginning November 2010, the Company began utilizing Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At June 30, 2011, the Company had outstanding letters of credit totaling $2,049,000. A like amount of cash, which was posted by the Company as collateral against these outstanding letters of credit, at June 30, 2011, has been classified by the Company as Restricted Cash on the balance sheet.
Long-term Borrowings
At June 30, 2011 and March 31, 2011, borrowings under long-term facilities consisted of the following (in thousands):

	June 30, 2011	March 31, 2011
	(Unaudited)
Capitalized lease obligations and other	173	196
Less current maturities	(46)	(46)

Long term debt and notes payable	$127	$150

NOTE 9 — LEGAL PROCEEDINGS
Settlement of In re: Emerson Radio Shareholder Derivative Litigation. In April 2011, the Company paid the plaintiff’s attorney the amount due of $0.9 million in accordance with the award granted in March 2011 by the Delaware Court of Chancery. This fee award was recorded in the Company’s results of operation in the fourth fiscal quarter of 2011.
Kayne Litigation. On July 7, 2011, the Company was served with an amended complaint (the “Complaint”) filed in the United States District Court for the Central District of California alleging, among other things, that the Company, certain of its present and former directors and other entities or individuals now or previously associated with Grande, intentionally interfered with the ability of the plaintiffs to collect on a judgment (now approximately $47 million) they had against Grande by engaging in transactions (such as the dividend paid to all shareholders in March 2010) which transferred assets out of the United States. The Complaint also asserts claims under the civil RICO statute and for Alter Ego liability. By Order dated August 1, 2011, the Honorable John A. Kronstadt extended the Company’s time to answer or otherwise respond to the Complaint until September 9, 2011. In the Company’s opinion, based on an initial review, the claims appear to be devoid of merit. Emerson intends to defend the action vigorously.
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

NOTE 10 — MARKETABLE SECURITIES:
As of June 30, 2011 and March 31, 2011, the Company had zero and $5.0 million (with a net book value of zero and $4.7 million, respectively) face value in trading securities, which consisted entirely of student loan auction rate securities (“SLARS”). These securities had long-term nominal maturities for which interest rates were historically reset through a Dutch auction process at pre-determined calendar intervals; a process which, prior to February 2008, had historically provided a liquid market for these securities. As a result of the liquidity issues experienced in the global credit and capital markets, these SLARS had multiple failed auctions, although the Company was successful in May 2011 in selling its final SLARS for $4.7 million, upon which the Company recorded a realized gain of $828,000.
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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s securities available for sale that are required to be measured at fair value as of June 30, 2011:
Fair Value Measurement at Reporting Date Using:

Significant Unobservable Inputs (Level 3)	June 30, 2011

Investments in marketable securities (classified as trading securities)	—

Investments in marketable securities	—

The following table summarizes the changes in fair value for our Level 3 assets:

Fair Value Measurement of Asset using
Level 3 inputs
Trading Securities non-current
Balance at March 31, 2011	4,725
Total gains (losses) (realized or unrealized):
Realized – included in earnings for the three months ended June 30, 2011	828
Unrealized – reclassification adjustment for realized gain included in earnings	(828)
Redemptions of principal	(4,725)
Balance at June 30, 2011	—
NOTE 11 – SUBSEQUENT EVENT:
On August 5, 2011, Mr. Adrian Ma resigned from his position as Chief Executive Officer of Emerson Radio Corp. (“the Company”) effective August 8, 2011, as well as all other positions held with the Company and any of its subsidiaries, effective the same date. Mr. Ma also resigned from the Company’s Board of Directors effective August 8, 2011. Following his resignation, Mr. Ma will continue to serve Emerson Radio in a consulting capacity.

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
All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through the Company’s use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•	the impact, if any, on the Company’s business, financial condition and results of operation arising from the appointment of the Provisional Liquidators over Grande;
•	the decline in, and any further deterioration of, consumer spending for retail products, such as the Company’s products;
•	the Company’s inability to resist price increases from its suppliers or pass through such increases to its customers;
•	the loss of any of the Company’s key customers or reduction in the purchase of the Company’s products by any such customers;
•	conflicts of interest that exist based on the Company’s relationship with Grande;
•	the Company’s inability to improve and maintain effective internal controls or the failure by its personnel to comply with such internal controls;
•	the Company’s inability to maintain its relationships with its licensees and distributors or the failure to obtain new licensees or distribution relationships on favorable terms;
•
cash generated by operating activities represents the Company’s principal source of funding and therefore the Company depends on its ability to successfully manage its operating cash flows to fund its operations;

•	the Company’s inability to anticipate market trends, enhance existing products or achieve market acceptance of new products;
•	the Company’s dependence on a limited number of suppliers for its components and raw materials;

•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;
•	changes in consumer spending and economic conditions;
•	the failure of third party sales representatives to adequately promote, market and sell the Company’s products;
•	the Company’s inability to protect its intellectual property;
•	the effects of competition;
•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;
•	changes in accounting policies, rules and practices;
•	the effects of the continuing appreciation of the renminbi and increases in costs of production in China;
•
the other factors listed under “Risk Factors” in the Company’s Form 10-K, as amended, for the fiscal year ended March 31, 2011 and other filings with the Securities and Exchange Commission (the “SEC”).

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

Results of Operations
The following table summarizes certain financial information for the three month periods ended June 30, 2011 (fiscal 2012) and June 30, 2010 (fiscal 2011) (in thousands):

	Three months ended
	June 30
	2011	2010
Net revenues	$51,524	$67,155
Cost of sales	45,595	57,523
Other operating costs and expenses	387	299
Selling, general and administrative expenses	1,689	1,929

Operating income	3,853	7,404
Interest income, net	31	10
Realized gain on sale of marketable security	828	—

Income before income taxes	4,712	7,414
Provision for income taxes	1,375	1,535

Net income	$3,337	$5,879

Net Revenues — Net revenues for the first quarter of fiscal 2012 were $51.5 million as compared to $67.2 million for the first quarter of fiscal 2011, a decrease of $15.7 million or 23.3%. Net revenues may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net revenues and operating income by approximately $253,000 and $131,000 for the first quarters of fiscal 2012 and fiscal 2011, respectively.
Net revenues are primarily comprised of Emerson(R) houseware product sales, branded product sales and licensing revenues. Emerson(R) branded product sales arise from the sale of products, other than houseware products, bearing the Emerson(R) brand name, and licensing revenues are derived from licensing the Emerson®, HH Scott® and Olevia® brand names to licensees for a fee. The major elements which contributed to the overall decrease in net revenues were as follows:
i)
Houseware products net sales decreased $14.4 million, or 23.4%, to $47.3 million in the first quarter of fiscal 2012 as compared to $61.7 million in the first quarter of fiscal 2011, principally driven by decreases in microwave ovens, toaster ovens and wine coolers, partially offset by increases in compact refrigerators;

ii)
Emerson(R) branded products net sales were $2.8 million in the first quarter of fiscal 2012 as compared to $3.9 million in the third quarter of fiscal 2011, a decrease of $1.1 million, or 27.5%, resulting from decreased audio sales volumes;

iii)	Licensing revenues in the first quarter of fiscal 2012 were $1.4 million compared to $1.5 million in the first quarter of fiscal 2011, a decrease of $100,000 or 8.1%.
Cost of Sales — In absolute terms, cost of sales decreased $11.9 million, or 20.7%, to $45.6 million in the first quarter of fiscal 2012 as compared to $57.5 million in the first quarter of fiscal 2011. Cost of sales, as a percentage of net revenues, was 88.5% and 85.7% in the first quarters of fiscal 2012 and fiscal 2011, respectively. Cost of sales as a percentage of net sales revenues less licensing revenues was 91.0% and 87.7% in the first quarters of fiscal 2012 and fiscal 2011, respectively. The increase in cost of sales as a percentage of net sales revenues less licensing revenues for the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 was related to higher landed product costs as a percentage of selling price, partially offset by year-over-year reductions in inventory valuation reserves.
Other Operating Costs and Expenses — As a percentage of net revenues, other operating costs and expenses were 0.8% in the first quarter of fiscal 2012 and 0.4% in the first quarter of fiscal 2011. In absolute terms, other operating costs and expenses increased $88,000, or 29.4%, to $387,000 for the first quarter of fiscal 2012 as compared to $299,000 in the first quarter of fiscal 2011 as a result of higher warranty and returns processing costs.
Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 3.3% in the first quarter of fiscal 2012 as compared to 2.9% in the first quarter of fiscal 2011. S,G&A, in absolute terms, decreased $0.2 million, or 12.4%, to $1.7 million for the first quarter of fiscal 2012 as compared to $1.9 million for the first quarter of fiscal 2011. The decrease in S,G&A in absolute terms between the first quarter of fiscal 2012 and first quarter of fiscal 2011 was primarily due to lower compensation, information technology, depreciation and amortization, and advertising expenses, partly offset by lower year-over-year bad debt reserve recoveries.

Interest Income, net — Interest income, net, was $31,000 in the first quarter of fiscal 2012 as compared to $10,000 in the first quarter of fiscal 2011.
Realized Gain on Sale of Marketable Security – Realized gain on sale of marketable security was $828,000 for the first quarter of fiscal 2012 and nil for the first quarter of fiscal 2011. The realized gain resulted from the sale in May 2011 of the Company’s last remaining auction rate security. See Note 10 – “Marketable Securities”.
Provision for Income Taxes was $1.4 million in the first quarter of fiscal 2012 as compared to $1.5 million in the first quarter of fiscal 2011.
Net income — As a result of the foregoing factors, the Company realized net income of $3.3 million in the first quarter of fiscal 2012 as compared to $5.9 million in the first quarter of fiscal 2011.
Liquidity and Capital Resources
General
As of June 30, 2011, the Company had cash and cash equivalents of approximately $21.5 million, as compared to approximately $7.3 million at June 30, 2010. Working capital increased to $54.2 million at June 30, 2011 as compared to $31.2 million at June 30, 2010. The increase in cash and cash equivalents of approximately $14.2 million was primarily due to the net income generated by the Company during the twelve months ended June 30, 2011.
Cash flow used by operating activities was $19.0 million for the three months ended June 30, 2011, resulting primarily from increases in accounts receivable and inventory, partially offset by increased accounts payable and the net income generated during the period.
Net cash provided by investing activities was $3.3 million for the three months ended June 30, 2011 on the sale by the Company of its last remaining auction rate security (see Note 10 – “Marketable Securities”), partially offset by an increase in restricted cash.
Net cash used by financing activities was $2.5 million for the three months ended June 30, 2011, resulting from the $2.5 million payoff of the Company’s short-term loan upon the sale by the Company its last remaining auction rate security (see Note 10 – “Marketable Securities”).
Other Events and Circumstances Pertaining to Liquidity
On May 31, 2011, upon application of a major creditor, the High Court of Hong Kong appointed Provisional Liquidators over Grande, which is the Company’s majority stockholder. Following the appointment of the Provisional Liquidators over Grande, certain major factory suppliers, including Midea, which is the Company’s largest factory supplier, have significantly reduced the maximum amount of open credit lines available to the Company. At the factories’ request, the Company made accelerated payments in June and July of 2011 to reduce the balances owing from the Company on its open trade payable accounts with the respective factory suppliers to comply with such new credit terms. The Company relies on its cash on hand and cash generated by ongoing operations to manage its business.
Credit Arrangements
Letters of Credit – Beginning November 2010, the Company began utilizing Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At June 30, 2011, the Company had outstanding letters of credit totaling $2,049,000. A like amount of cash, which was posted by the Company as collateral against these outstanding letters of credit, at June 30, 2011, has been classified by the Company as Restricted Cash on the balance sheet.
Short-term Liquidity
In the first quarter of fiscal 2012, products representing approximately 55% of net sales were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.

The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.
Recently Issued Accounting Pronouncements
There were no pronouncements made by the Financial Accounting Standards Board that relate to the Company or the industry in which the Company operates during the three months ended June 30, 2011.
Inflation, Foreign Currency, and Interest Rates
The Company’s exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders. The Company purchases virtually all of its products from manufacturers located in China.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4.	Controls and Procedures
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
The Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2011, are effective to reasonably ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Kayne Litigation. On July 7, 2011, the Company was served with an amended complaint (the “Complaint”) filed in the United States District Court for the Central District of California alleging, among other things, that the Company, certain of its present and former directors and other entities or individuals now or previously associated with Grande, intentionally interfered with the ability of the plaintiffs to collect on a judgment (now approximately $47 million) they had against Grande by engaging in transactions (such as the dividend paid to all shareholders in March 2010) which transferred assets out of the United States. The Complaint also asserts claims under the civil RICO statute and for Alter Ego liability. By Order dated August 1, 2011, the Honorable John A. Kronstadt extended the Company’s time to answer or otherwise respond to the Complaint until September 9, 2011. In the Company’s opinion, based on an initial review, the claims appear to be devoid of merit. Emerson intends to defend the action vigorously.

Except for the items included above, there were no material changes to the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2011.

Item 1A.	Risk Factors
There were no material changes in any risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

ITEM 3.	Defaults Upon Senior Securities.
(a) None
(b) None

ITEM 4.	Removed and Reserved.

ITEM 5.	Other Information.
None

ITEM 6.	Exhibits.

31.1		Certification of the Company’s Deputy Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32		Certification of the Company’s Deputy Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.1	+	XBRL Instance Document. ***

101.2	+	XBRL Taxonomy Extension Schema Document. ***

101.3	+	XBRL Taxonomy Extension Calculation Linkbase Document. ***

101.4	+	XBRL Taxonomy Extension Definition Linkbase Document. ***

101.5	+	XBRL Taxonomy Extension Label Linkbase Document. ***

101.6	+	XBRL Taxonomy Extension Presentation Linkbase Document. ***

*	filed herewith

**	furnished herewith

***
The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON RADIO CORP. (Registrant)
/s/ Duncan Hon
Date: August 15, 2011	Duncan Hon
Deputy Chief Executive Officer (Principal Executive Officer)

/s/ Andrew L. Davis
Date: August 15, 2011	Andrew L. Davis
Chief Financial Officer (Principal Financial and Accounting Officer)