Form 10-Q
period 2011-09-30
EMERSON RADIO CORP
filed 2011-11-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of common stock as of November 14, 2011: 27,129,832.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	16

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

ITEM 3. Defaults Upon Senior Securities	16

ITEM 4. Removed and Reserved	16

ITEM 5. Other Information	16

ITEM 6. Exhibits	17

SIGNATURES	18

Exhibit 10.30
Exhibit 10.31
Exhibit 10.32
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except earnings per share data)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2011	2010	2011	2010

Net revenues	$41,380	$51,966	$92,904	$119,121
Costs and expenses:
Cost of sales	37,005	45,892	82,600	103,415
Other operating costs and expenses	302	712	689	1,011
Selling, general and administrative expenses	2,380	2,045	4,069	3,974

	39,687	48,649	87,358	108,400
Operating income	1,693	3,317	5,546	10,721
Interest (expense) income, net	(1)	4	30	14
Realized gain on sale of marketable security	—	—	828	—

Income before income taxes	1,692	3,321	6,404	10,735
(Benefit) provision for income taxes	(71)	98	1,304	1,633

Net income	$1,763	$3,223	$5,100	$9,102

Net income per share:
Basic	$.06	$.12	$.19	$.34
Diluted	$.06	$.12	$.19	$.34

Weighted average shares outstanding:
Basic	27,130	27,130	27,130	27,130
Diluted	27,130	27,131	27,130	27,131
The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	September 30, 2011	March 31, 2011(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,938	$39,796
Restricted cash	667	600
Investment in marketable security	—	4,725
Accounts receivable, net	16,264	10,929
Other receivables	1,012	1,413
Due from affiliates	9	—
Inventory, net	25,312	8,515
Prepaid expenses and other current assets	964	549
Deferred tax assets	2,193	2,825

Total current assets	78,359	69,352
Property, plant and equipment, net	2,754	2,921
Trademarks, net	1,545	1,545
Deferred tax assets	2,080	2,540
Other assets	330	358

Total assets	$85,068	$76,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$2,466
Current maturities of long-term borrowings	44	46
Accounts payable and other current liabilities	20,676	14,408
Due to affiliates	1	2
Accrued sales returns	1,586	1,199
Income taxes payable	117	196

Total current liabilities	22,424	18,317
Long-term borrowings	117	150
Deferred tax liabilities	162	158

Total liabilities	22,703	18,625
Shareholders’ equity:
Preferred shares — $.01 par value, 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized, 52,965,797 shares issued, and 27,129,832 shares outstanding	529	529
Capital in excess of par value	98,785	98,785
Accumulated other comprehensive (losses) income	(82)	746
Accumulated deficit	(15,953)	(21,055)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	62,365	58,091

Total liabilities and shareholders’ equity	$85,068	$76,716

(A)	Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the Securities and Exchange Commission on July 14, 2011.
The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30
	2011	2010

Cash flows from operating activities: Net income	$5,100	$9,102
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	167	299
Deferred tax expense	1,096	1,050
Asset allowances, reserves and other	(918)	94
Gain on sale of marketable security	(828)	—
Changes in assets and liabilities:
Accounts receivable	(5,708)	518
Other receivables	401	(302)
Due from affiliates	(9)	(45)
Inventories	(15,117)	(24,444)
Prepaid expenses and other current assets	(415)	207
Other assets	28	(14)
Accounts payable and other current liabilities	6,268	3,367
Due to affiliates	(1)	(26)
Interest and income taxes payable	(79)	154

Net cash used by operating activities	(10,015)	(10,040)

Cash flows from investing activities:
Proceeds from sale of marketable security	4,725	—
(Increase) decrease in restricted cash	(67)	2,886
Additions to property and equipment	—	(66)

Net cash provided by investing activities	4,658	2,820

Cash flows from financing activities:
Repayments of short-term borrowings	(2,468)	(44)
Decrease in capital lease and other rental obligations	(33)	(97)
Borrowings under long-term credit facility	—	56,820
Repayments of borrowings under long-term credit facility	—	(56,820)

Net cash used by financing activities	(2,501)	(141)

Net decrease in cash and cash equivalents	(7,858)	(7,361)
Cash and cash equivalents at beginning of period	39,796	9,969

Cash and cash equivalents at end of period	$31,938	$2,608

Cash paid during the period for:
Interest	$13	$63
Income taxes	$850	$471
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
The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2011 and the results of operations for the three and six month periods ended September 30, 2011 and September 30, 2010. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2011 (“fiscal 2011”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2011.
The results of operations for the three and six month periods ended September 30, 2011 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ended March 31, 2012 (“fiscal 2012”).
Certain reclassifications were made to conform the prior year’s financial statements to the current presentation.
Unless otherwise disclosed in the notes to these financial statements, the estimated fair value of the financial assets and liabilities approximates the carrying value.
Stock-Based Compensation
The Company measures compensation cost for stock-based compensation arrangements based on grant date fair value. The computed fair value is expensed ratably over the requisite vesting period as required by ASC Topic 718 “Compensation — Stock Compensation”. All outstanding stock based compensation arrangements issued by the Company were fully vested as of November 30, 2009. Consequently, the Company recorded no compensation costs during either of the three or six month periods ended September 30, 2011 and September 30, 2010.
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

NOTE 2 — COMPREHENSIVE INCOME
Comprehensive income equaled net income for both of the three and six month periods ended September 30, 2011 and September 30, 2010.
NOTE 3 — NET EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	September 30		September 30
	2011	2010	2011	2010
Numerator:
Net income	$1,763	$3,223	$5,100	$9,102

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130	27,130	27,130
Effect of dilutive securities on denominator:
Options (computed using the treasury stock method)	—	1	—	1

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,131	27,130	27,131

Basic and diluted earnings per share	$.06	$.12	$.19	$.34

NOTE 4 — SHAREHOLDERS’ EQUITY
Outstanding capital stock at September 30, 2011 consisted of common stock and Series A convertible preferred stock. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.
At September 30, 2011, the Company had approximately 50,000 options outstanding with exercise prices ranging from $3.07 to $3.19.
NOTE 5 — INVENTORY
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of September 30, 2011 and March 31, 2011, inventories consisted of the following (in thousands):

	September 30, 2011	March 31, 2011
	(Unaudited)
Finished goods	$25,709	$10,593
Less inventory allowances	(397)	(2,078)

Net inventory	$25,312	$8,515

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

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of September 30, 2011:

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
NOTE 7 — RELATED PARTY TRANSACTIONS
From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited (Provisional Liquidators Appointed) (“Grande”), and one or more of Grande’s direct and indirect subsidiaries. Set forth below is a summary of such transactions.
Majority Shareholder
Grande’s Ownership Interest in Emerson. Grande, a Bermuda corporation, has advised the Company that, as of September 30, 2011, one of its indirect subsidiaries held beneficially 15,243,283 shares or approximately 56.2% of the outstanding common stock of Emerson. That number of shares includes 3,389,401 shares (the “Pledged Shares”) which, according to public filings made by Deutsche Bank AG (“Deutsche Bank”) in March 2010 had previously been pledged to Deutsche Bank to secure indebtedness owed to it. In February 2011, Deutsche Bank filed a Schedule 13G with the Securities and Exchange Commission stating that Deutsche Bank had sole voting and sole dispositive power over the Pledged Shares (which represent approximately 12.5% of the Company’s outstanding common stock). The Company believes that both Grande and Deutsche Bank have claimed beneficial ownership of the Pledged Shares. As of November 14, 2011, the Company has not been able to verify independently the beneficial ownership of the Pledged Shares.
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
Related service charges associated with this lease agreement that the Company continues to procure from Brighton Marketing Limited, a subsidiary of Grande, The Grande Properties Management Limited, a related party of Grande, and The Grande Group (HK) Ltd., a related party of Grande, totaled approximately $15,000 and $54,000 for the three and six months ended September 30, 2011, respectively. Emerson owed Brighton Marketing Limited approximately $1,000 pertaining to these charges at September 30, 2011.
For the three and six months ended September 30, 2010, Emerson’s rent expense and related service charges associated with this lease agreement totaled approximately $174,000 and $347,000, respectively. Emerson owed Brighton Marketing Limited approximately $3,000 pertaining to these charges at September 30, 2010. In addition, at September 30, 2010, Lafe held a security deposit of approximately $113,000 that Emerson had paid to Lafe on the leased property, which was reclassified by Emerson to third party rental deposit in December 2010.
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
For the three and six months ended September 30, 2010, Emerson’s rent expense associated with this lease agreement totaled approximately $28,000 and $56,000, respectively, and Emerson owed nil to Akai China related to this agreement at September 30, 2010. In addition, at September 30, 2010, Akai China held a security deposit of approximately $32,000 that Emerson had paid to Akai China on the leased property, which was reclassified by Emerson to third party rental deposit in December 2010.
Other.
During the three and six months ended September 30, 2011, Emerson paid consulting fees of approximately $11,000 and $14,000, respectively, to Mr. Eduard Will, a director of Emerson, for work performed by Mr. Will related to strategy for the Kayne Litigation as more fully described in Note 9 — “Legal Proceedings — Kayne Litigation”, merger and acquisition research, as well as work related to the strategy for a shareholder derivative lawsuit that the Company settled in January 2011. In addition, during the three and six months ended September 30, 2011, Emerson paid expense reimbursements and advances of nil and approximately $18,000, respectively, to Mr. Eduard Will, related to this consulting work and his service as a director of Emerson. At September 30, 2011, Mr. Will owed the Company approximately $8,000 in the form of unused travel advances previously paid to him for which the travel had not yet occurred.
During the three and six months ended September 30, 2010, Emerson paid consulting fees of approximately $29,000 and $61,000 to Mr. Will for work performed by Mr. Will related to strategy for a shareholder derivative lawsuit that the Company settled in January 2011. In addition, during the three and six months ended September 30, 2010, Emerson paid expense reimbursements and advances of approximately $20,000 and $22,000, respectively, to Mr. Will, related to this consulting work and his service as a director of Emerson. At September 30, 2010, Mr. Will owed the Company approximately $11,000 in the form of unused travel advances previously paid to him for which the travel had not yet occurred.
During the three and six months ended September 30, 2010, Akai Sales Pte Ltd. (“Akai Sales”), a subsidiary of Grande, invoiced Emerson nil and approximately $7,300 for travel expenses and courier fees. At September 30, 2010, Emerson owed Akai Sales nil.
During the three and six months ended September 30, 2011, Emerson invoiced Vigers Property Management Services (HK) Ltd. and Vigers Appraisal & Consulting Ltd. (together “Vigers”), related parties of Grande, in the aggregate, approximately $1,000 and $2,000, respectively, for office rental and usage of telephone and data lines maintained by Emerson. Vigers owed Emerson approximately $1,000 at September 30, 2011 related to this activity. During the three and six months ended September 30, 2010, Emerson invoiced Vigers, in the aggregate, approximately $2,000 and $3,000, respectively, for the same type of activity. Vigers owed Emerson nil at September 30, 2010, related to this activity.
On April 7, 2010, upon a request made to the Company by its foreign controlling stockholder, S&T International Distribution Limited (“S&T”), a subsidiary of Grande, the Company entered into an agreement with S&T, whereby the Company returned to S&T on April 7, 2010 that portion of the taxes that the Company had withheld from the dividend paid on March 24, 2010 to S&T, which the Company believes is not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits (the “Agreement”). The Company believes this transaction results in an off-balance sheet arrangement, which is comprised of a possible contingent tax liability of the Company, which, if recognized, would be offset by the calling by the Company on S&T of the indemnification provisions of the Agreement. Per the terms of the Agreement, Emerson invoiced S&T in June 2010 approximately $42,000 for reimbursement of legal fees incurred by Emerson with regard to the Agreement and approximately $33,000 as a transaction fee for having entered into the Agreement. At June 30, 2010, S&T owed these fees, totaling $75,000, to Emerson. In January 2011, Emerson agreed, upon the request of S&T, to waive approximately $5,000 of the legal charges that had been invoiced to S&T in June 2010. S&T paid the full amount owed to Emerson of approximately $70,000 in February 2011 and consequently owed Emerson nil at September 30, 2011.

NOTE 8 — BORROWINGS
Short-term Borrowings
At September 30, 2011, the Company had no short-term borrowings. At March 31, 2011, the Company had $2.5 million of short-term borrowings outstanding under a credit line maintained with Smith Barney, collateralized by the Company’s auction rate security holdings, which were sold in full for cash in May 2011. Upon the sale of this last remaining auction rate security in May 2011, the Company paid in full the $2.5 million balance of its short-term borrowings using the sale proceeds (see Note 10 — Marketable Securities).
Letters of Credit — Beginning November 2010, the Company began utilizing Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At September 30, 2011, the Company had outstanding letters of credit totaling $667,000. A like amount of cash, which was posted by the Company as collateral against these outstanding letters of credit, at September 30, 2011, has been classified by the Company as Restricted Cash on the balance sheet.
Long-term Borrowings
At September 30, 2011 and March 31, 2011, borrowings under long-term facilities consisted of the following (in thousands):

	September 30, 2011	March 31, 2011
	(Unaudited)
Capitalized lease obligations and other	161	196
Less current maturities	(44)	(46)

Long term debt and notes payable	$117	$150

NOTE 9 — LEGAL PROCEEDINGS
Kayne Litigation — On July 7, 2011, the Company was served with an amended complaint (the “Complaint”) filed in the United States District Court for the Central District of California alleging, among other things, that the Company, certain of its present and former directors and other entities or individuals now or previously associated with Grande, intentionally interfered with the ability of the plaintiffs to collect on a judgment (now approximately $47 million) they had against Grande by engaging in transactions (such as the dividend paid to all shareholders in March 2010) which transferred assets out of the United States. The Complaint also asserts claims under the civil RICO statute and for alter ego liability. In the Company’s opinion, based on an initial review, the claims appear to be devoid of merit. Accordingly, on September 27, 2011, Emerson moved to dismiss the action for failure to state a claim (the “Motion”). The Court has scheduled oral argument for the Motion for December 19, 2011. In the interim, and in the event that the Motion is denied, Emerson intends to defend the action vigorously.
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
NOTE 10 — MARKETABLE SECURITIES:
As of September 30, 2011 and March 31, 2011, the Company had nil and $5.0 million (with a net book value of zero and $4.7 million, respectively) face value in trading securities, which consisted entirely of student loan auction rate securities (“SLARS”). These securities had long-term nominal maturities for which interest rates were historically reset through a Dutch auction process at pre-determined calendar intervals; a process which, prior to February 2008, had historically provided a liquid market for these securities. As a result of the liquidity issues experienced in the global credit and capital markets, these SLARS had multiple failed auctions, although the Company was successful in May 2011 in selling its final SLARS for $4.7 million, upon which the Company recorded a realized gain of $828,000.
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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s securities available for sale that are required to be measured at fair value as of September 30, 2011:
Fair Value Measurement at Reporting Date Using:

Significant Unobservable Inputs (Level 3)	September 30, 2011
Investments in marketable securities (classified as trading securities)	—

Investments in marketable securities	—

The following table summarizes the changes in fair value for our Level 3 assets:

Fair Value Measurement of Asset using
Level 3 inputs
Trading Securities non-current
Balance at March 31, 2011	4,725
Total gains (losses) (realized or unrealized):
Realized — included in earnings for the six months ended September 30, 2011	828
Unrealized — reclassification adjustment for realized gain included in earnings	(828)
Redemptions of principal	(4,725)
Balance at September 30, 2011	—

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
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

•	the Company’s inability to anticipate market trends, enhance existing products or achieve market acceptance of new products;
•	the Company’s dependence on a limited number of suppliers for its components and raw materials;
•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;
•	changes in consumer spending and economic conditions;
•	the failure of third party sales representatives to adequately promote, market and sell the Company’s products;
•	the Company’s inability to protect its intellectual property;
•	the effects of competition;
•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;
•	changes in accounting policies, rules and practices;
•	the effects of the continuing appreciation of the renminbi and increases in costs of production in China;
•	the other factors listed under “Risk Factors” in the Company’s Form 10-K, as amended, for the fiscal year ended March 31, 2011 and other filings with the Securities and Exchange Commission.
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

Results of Operations
The following table summarizes certain financial information for the three and six month periods ended September 30, 2011 (fiscal 2012) and September 30, 2010 (fiscal 2011) (in thousands):

	Three months ended		Six months ended
	September 30		September 30
	2011	2010	2011	2010
Net revenues	$41,380	$51,966	$92,904	$119,121
Cost of sales	37,005	45,892	82,600	103,415
Other operating costs and expenses	302	712	689	1,011
Selling, general and administrative expenses	2,380	2,045	4,069	3,974

Operating income	1,693	3,317	5,546	10,721
Interest (expense) income, net	(1)	4	30	14
Realized gain on sale of marketable security	—	—	828	—

Income before income taxes	1,692	3,321	6,404	10,735
(Benefit) provision for income taxes	(71)	98	1,304	1,633

Net income	$1,763	$3,223	$5,100	$9,102

Net Revenues — Net revenues for the second quarter of fiscal 2012 were $41.4 million as compared to $52.0 million for the second quarter of fiscal 2011, a decrease of $10.6 million or 20.4%. For the six month period of fiscal 2012, net revenues were $92.9 million as compared to $119.1 million for the six month period of fiscal 2011, a decrease of $26.2 million or 22.0%. Net revenues may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net revenues and operating income by approximately $280,000 and $136,000 for the second quarters of fiscal 2012 and fiscal 2011, respectively, and approximately $533,000 and $267,000 for the six month periods of fiscal 2012 and fiscal 2011, respectively.
Net revenues are comprised of the sales of houseware and audio products which bear the Emerson® brand name, as well as the licensing revenues derived from licensing the Emerson®, HH Scott® and Olevia® brand names to licensees for a fee. The major elements which contributed to the overall decrease in net revenues were as follows:
i)
Houseware product net sales decreased $9.2 million, or 19.8%, to $37.3 million in the second quarter of fiscal 2012 as compared to $46.5 million in the second quarter of fiscal 2011, principally driven by a decrease in sales of microwave ovens, which resulted from the discontinuation of one model by one of the Company’s largest retail customers beginning in December 2010, as well as decreases in sales of toaster ovens and coffee makers, partially offset by increases in sales of compact refrigerators and wine coolers. For the six month period of fiscal 2012, houseware product net sales were $84.6 million, a decrease of $23.5 million or 21.8%, from $108.1 million for the six month period of fiscal 2011, principally driven by a decrease in sales of microwave ovens, which resulted mainly from the discontinuation of the model mentioned above, as well as decreases in sales of toaster ovens and wine coolers, partially offset by increases in sales of compact refrigerators;

ii)
Audio product net sales were $2.9 million in the second quarter of fiscal 2012 as compared to $4.2 million in the second quarter of fiscal 2011, a decrease of $1.3 million, or 30.1%, resulting from decreased audio sales volumes. For the six month period of fiscal 2012, audio product net sales were $5.7 million, a decrease of $2.5 million, or 29.8%, from $8.2 million in the six month period of fiscal 2011, primarily resulting from decreased audio sales volumes;

iii)
Licensing revenues in the second quarter of fiscal 2012 were $1.2 million compared to $1.3 million in the second quarter of fiscal 2011, a decrease of $100,000 or 10.0%. Licensing revenues for the six month period of fiscal 2012 were $2.6 million as compared to $2.8 million for the six month period of fiscal 2011, a decrease of $200,000 or 9.0%.

Cost of Sales — In absolute terms, cost of sales decreased $8.9 million, or 19.4%, to $37.0 million in the second quarter of fiscal 2012 as compared to $45.9 million in the second quarter of fiscal 2011. Cost of sales, as a percentage of net revenues, was 89.4% and 88.3% in the second quarters of fiscal 2012 and fiscal 2011, respectively. In absolute terms, cost of sales decreased $20.8 million, or 20.1%, to $82.6 million for the six month period of fiscal 2012 as compared to $103.4 million for the six month period of fiscal 2011. Cost of sales, as a percentage of net revenues, was 88.9% and 86.8% for the six month periods of fiscal 2012 and fiscal 2011, respectively. Cost of sales as a percentage of net sales revenues less licensing revenues was 92.0% and 90.6% in the second quarters of fiscal 2012 and fiscal 2011, respectively. The increase in cost of sales as a percentage of net sales revenues less licensing revenues for the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011 was related to higher landed product costs as a percentage of selling price. Cost of sales as a percentage of net sales revenues less licensing revenues was 91.5% for the six month period of fiscal 2012 as compared to 88.9% for the six month period of fiscal 2011. The increase in cost of sales as a percentage of net sales revenues less licensing revenues for the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011 was related to higher landed product costs as a percentage of selling price, partially offset by year-over-year reductions in inventory valuation reserves.
Other Operating Costs and Expenses — As a percentage of net revenues, other operating costs and expenses were 0.7% in the second quarter of fiscal 2012 and 1.4% in the second quarter of fiscal 2011. In absolute terms, other operating costs and expenses decreased $410,000, or 57.6%, to $302,000 for the second quarter of fiscal 2012 as compared to $712,000 in the second quarter of fiscal 2011 as a result of lower warranty and returns processing costs. For the six month period of fiscal 2012, other operating costs were 0.7% of net revenues as compared to 0.8% of net revenues for the six month period of fiscal 2011. In absolute terms, other operating costs and expenses decreased $322,000, or 31.9%, to $0.7 million for the six month period of fiscal 2012 as compared to $1.0 million for the six month period of fiscal 2011 also resulting from lower warranty and returns processing costs.
Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 5.8% in the second quarter of fiscal 2012 as compared to 3.9% in the second quarter of fiscal 2011. S,G&A, in absolute terms, increased $0.4 million, or 16.4%, to $2.4 million for the second quarter of fiscal 2012 as compared to $2.0 million for the second quarter of fiscal 2011. The increase in S,G&A in absolute terms between the second quarter of fiscal 2012 and second quarter of fiscal 2011 was primarily due to higher legal expense associated with the Kayne litigation (see Note 9 — “Legal Proceedings — Kayne Litigation”). For the six month period of fiscal 2012, S,G&A was 4.4% of net revenues as compared to 3.3% for the six month period of fiscal 2011. In absolute terms, S,G&A increased $0.1 million, or 2.4%, to $4.1 million for the six month period of fiscal 2012 as compared to $4.0 million in the six month period of fiscal 2011. The increase in S,G&A in absolute terms between the six month periods of fiscal 2012 and 2011 was primarily due to higher legal expense associated with the Kayne litigation (see Note 9 — “Legal Proceedings — Kayne Litigation”).
Interest (Expense) Income, net — Interest expense, net, was $1,000 in the second quarter of fiscal 2012 as compared to interest income, net, of $4,000 in the second quarter of fiscal 2011. For the six month period of fiscal 2012, interest income, net was $30,000 as compared to $14,000 in the six month period of fiscal 2011.
Realized Gain on Sale of Marketable Security — Realized gain on sale of marketable security was nil for the second quarters of fiscal 2012 and fiscal 2011. For the six month period of fiscal 2012, realized gain on sale of marketable security was $828,000 as compared to nil for the six month period of fiscal 2011. The realized gain resulted from the sale in May 2011 of the Company’s last remaining auction rate security. See Note 10 — “Marketable Securities”.
(Benefit) Provision for Income Taxes was a benefit of $71,000 in the second quarter of fiscal 2012 as compared to a provision of $98,000 in the second quarter of fiscal 2011. The provision for income taxes was $1.3 million for the six month period of fiscal 2012 as compared to $1.6 million for the six month period of fiscal 2011.
Net income — As a result of the foregoing factors, the Company realized net income of $1.8 million in the second quarter of fiscal 2012 as compared to $3.2 million in the second quarter of fiscal 2011. For the six month periods of fiscal 2012 and 2011 the company realized net income of $5.1 million and $9.1 million, respectively.
Liquidity and Capital Resources
General
As of September 30, 2011, the Company had cash and cash equivalents of approximately $31.9 million, as compared to approximately $2.6 million at September 30, 2010. Working capital increased to $55.9 million at September 30, 2011 as compared to $34.2 million at September 30, 2010. The increase in cash and cash equivalents of approximately $29.3 million was due to net income generated by the Company of $11.9 million, reductions of inventory of $9.7 million, reductions in accounts receivable of $4.2 million and reductions in restricted cash of $1.5 million during the twelve months ended September 30, 2011. In addition, the Company netted cash proceeds of $2.2 million from the sale of its last remaining auction rate securities, after fully settling its outstanding loan obligation against them.

Cash flow used by operating activities was $10.0 million for the six months ended September 30, 2011, resulting primarily from increases in inventory and accounts receivable, partially offset by increased accounts payable and the net income generated during the period.
Net cash provided by investing activities was $4.7 million for the six months ended September 30, 2011 on the sale by the Company of its last remaining auction rate security (see Note 10 — “Marketable Securities”), partially offset by an increase in restricted cash.
Net cash used by financing activities was $2.5 million for the six months ended September 30, 2011, resulting from the $2.5 million payoff of the Company’s short-term loan upon the sale by the Company its last remaining auction rate security (see Note 10 — “Marketable Securities”).
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
Credit Arrangements
Letters of Credit — Beginning November 2010, the Company began utilizing Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At September 30, 2011, the Company had outstanding letters of credit totaling $667,000. A like amount of cash, which was posted by the Company as collateral against these outstanding letters of credit, at September 30, 2011, has been classified by the Company as Restricted Cash on the balance sheet.
Short-term Liquidity
During the three and six months ended September 30, 2011, products representing approximately 49% and 52% of net sales, respectively, were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.
The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.
Recently Issued Accounting Pronouncements
There were no pronouncements made by the Financial Accounting Standards Board that relate to the Company or the industry in which the Company operates during the three months ended September 30, 2011.
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
The Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2011, are effective to reasonably ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Kayne Litigation On July 7, 2011, the Company was served with an amended complaint (the “Complaint”) filed in the United States District Court for the Central District of California alleging, among other things, that the Company, certain of its present and former directors and other entities or individuals now or previously associated with Grande, intentionally interfered with the ability of the plaintiffs to collect on a judgment (now approximately $47 million) they had against Grande by engaging in transactions (such as the dividend paid to all shareholders in March 2010) which transferred assets out of the United States. The Complaint also asserts claims under the civil RICO statute and for alter ego liability. In the Company’s opinion, based on an initial review, the claims appear to be devoid of merit. Accordingly, on September 27, 2011, Emerson moved to dismiss the action for failure to state a claim (the “Motion”). The Court has scheduled oral argument for the Motion for December 19, 2011. In the interim, and in the event that the Motion is denied, Emerson intends to defend the action vigorously.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

ITEM 3.	Defaults Upon Senior Securities.
(a) None
(b) None

ITEM 4.	Removed and Reserved.

ITEM 5.	Other Information.
None

ITEM 6.	Exhibits.

10.30		Consulting Agreement dated as of September 4, 2010 between the Company and Mr. Greenfield Pitts.*

10.31		Employment Agreement dated as of March 31, 2011 between the Company and Mr. Hon Tak Kwong.*

10.32		Consultancy Agreement dated as of July 28, 2011 between the Company and Mr. Ma Chi Chiu.*

31.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32		Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.1	+	XBRL Instance Document. ***

101.2	+	XBRL Taxonomy Extension Schema Document. ***

101.3	+	XBRL Taxonomy Extension Calculation Linkbase Document. ***

101.4	+	XBRL Taxonomy Extension Definition Linkbase Document. ***

101.5	+	XBRL Taxonomy Extension Label Linkbase Document. ***

101.6	+	XBRL Taxonomy Extension Presentation Linkbase Document. ***

*	filed herewith

**	furnished herewith

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

EMERSON RADIO CORP. (Registrant)
/s/ Duncan Hon
Date: November 14, 2011	Duncan Hon
Chief Executive Officer (Principal Executive Officer)

/s/ Andrew L. Davis
Date: November 14, 2011	Andrew L. Davis
Chief Financial Officer (Principal Financial and Accounting Officer)