Form 10-Q
period 2011-12-31
EMERSON RADIO CORP
filed 2012-02-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate the number of shares outstanding of common stock as of February 14, 2012: 27,129,832.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except earnings per share data)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net revenues	$43,451	$40,571	$136,355	$159,692
Costs and expenses:
Cost of sales	36,657	33,077	119,257	136,492
Other operating costs and expenses	306	567	995	1,578
Selling, general and administrative expenses	2,025	1,945	6,094	5,919

	38,988	35,589	126,346	143,989
Operating income	4,463	4,982	10,009	15,703
Interest income, net	10	10	40	24
Gain on sale of building	347	—	347	—
Realized gain on sale of marketable security	—	966	828	966

Income before income taxes	4,820	5,958	11,224	16,693
Provision for income taxes	1,649	1,774	2,953	3,407

Net income	$3,171	$4,184	$8,271	$13,286

Net income per share:
Basic	$.12	$.15	$.30	$.49
Diluted	$.12	$.15	$.30	$.49
Weighted average shares outstanding:
Basic	27,130	27,130	27,130	27,130
Diluted	27,130	27,131	27,130	27,131

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	September 30,
	December 31, 2011	March 31, 2011(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,998	$39,796
Restricted cash	544	600
Investment in marketable security	—	4,725
Accounts receivable, net	12,809	10,929
Other receivables	1,497	1,413
Due from affiliates	1	—
Inventory, net	18,785	8,515
Prepaid expenses and other current assets	2,231	549
Deferred tax assets	2,529	2,825

Total current assets	80,394	69,352
Property, plant and equipment, net	305	2,921
Trademarks, net	1,545	1,545
Deferred tax assets	693	2,540
Other assets	281	358

Total assets	$83,218	$76,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$2,466
Current maturities of long-term borrowings	42	46
Accounts payable and other current liabilities	17,238	15,607
Due to affiliates	1	2
Income taxes payable	131	196

Total current liabilities	17,412	18,317
Long-term borrowings	106	150
Deferred tax liabilities	164	158

Total liabilities	17,682	18,625
Shareholders’ equity:
Preferred shares — $.01 par value, 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized, 52,965,797 shares issued, and 27,129,832 shares outstanding	529	529
Capital in excess of par value	98,785	98,785
Accumulated other comprehensive (losses) income	(82)	746
Accumulated deficit	(12,782)	(21,055)
Treasury stock, at cost, 25,835,965 common shares	(24,224)	(24,224)

Total shareholders’ equity	65,536	58,091

Total liabilities and shareholders’ equity	$83,218	$76,716

(A)	Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the Securities and Exchange Commission on July 14, 2011.

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	September 30,	September 30,
	Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$8,271	$13,286
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	247	405
Deferred tax expense	2,149	2,511
Asset allowances, reserves and other	(1,407)	(931)
Gain on sale of building	(347)	—
Gain on sale of marketable security	(828)	(966)
Changes in assets and liabilities:
Accounts receivable	(2,171)	13,404
Other receivables	(84)	36
Due from affiliates	(1)	115
Inventories	(8,416)	(13,670)
Prepaid expenses and other current assets	(1,682)	279
Other assets	77	(659)
Accounts payable and other current liabilities	1,477	(9,461)
Due to affiliates	(1)	(25)
Interest and income taxes payable	(65)	219

Net cash provided (used) by operating activities	(2,781)	4,543

Cash flows from investing activities:
Proceeds from sale of marketable security	4,725	3,100
Decrease in restricted cash	56	4,492
Additions to property and equipment	(33)	(70)
Proceeds from sale of building	2,749	—

Net cash provided by investing activities	7,497	7,522

Cash flows from financing activities:
Repayments of short-term borrowings	(2,470)	(3,171)
Decrease in capital lease and other rental obligations	(44)	(136)
Borrowings under long-term credit facility	—	88,162
Repayments of borrowings under long-term credit facility	—	(88,162)

Net cash used by financing activities	(2,514)	(3,307)

Net increase in cash and cash equivalents	2,202	8,758
Cash and cash equivalents at beginning of period	39,796	9,969

Cash and cash equivalents at end of period	$41,998	$18,727

Cash paid during the period for:
Interest	$18	$91
Income taxes	$1,489	$553

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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of December 31, 2011 and the results of operations for the three and nine month periods ended December 31, 2011 and December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2011 (“fiscal 2011”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2011.

The results of operations for the three and nine month periods ended December 31, 2011 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ended March 31, 2012 (“fiscal 2012”).

Certain reclassifications were made to conform the prior year’s financial statements to the current presentation.

Unless otherwise disclosed in the notes to these financial statements, the estimated fair value of the financial assets and liabilities approximates the carrying value.

Stock-Based Compensation

The Company measures compensation cost for stock-based compensation arrangements based on grant date fair value. The computed fair value is expensed ratably over the requisite vesting period as required by ASC Topic 718 “Compensation — Stock Compensation”. All outstanding stock based compensation arrangements issued by the Company were fully vested as of November 30, 2009. Consequently, the Company recorded no compensation costs during either of the three or nine month periods ended December 31, 2011 and December 31, 2010.

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

NOTE 2 — COMPREHENSIVE INCOME

Comprehensive income equaled net income for both of the three and nine month periods ended December 31, 2011 and December 31, 2010.

NOTE 3 — NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	September 30,	September 30,	September 30,	September 30,
	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Numerator:
Net income	$3,171	$4,184	$8,271	$13,286

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130	27,130	27,130
Effect of dilutive securities on denominator:
Options (computed using the treasury stock method)	—	1	—	1

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,131	27,130	27,131

Basic and diluted earnings per share	$.12	$.15	$.30	$.49

NOTE 4 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at December 31, 2011 consisted of common stock and Series A convertible preferred stock. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At December 31, 2011, the Company had approximately 50,000 options outstanding and exercisable with exercise prices ranging from $3.07 to $3.19.

NOTE 5 — INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of December 31, 2011 and March 31, 2011, inventories consisted of the following (in thousands):

	September 30,	September 30,
	December 31, 2011	March 31, 2011
	(Unaudited)
Finished goods	$19,008	$10,593
Less inventory allowances	(223)	(2,078)

Net inventory	$18,785	$8,515

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

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of December 31, 2011:

September 30,
Jurisdiction	Open tax years
U.S. federal	2008-2010
States	2007-2010

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

Majority Shareholder

Grande’s Ownership Interest in Emerson. Grande, a Bermuda corporation, has advised the Company that, as of December 31, 2011, one of its indirect subsidiaries held beneficially 15,243,283 shares or approximately 56.2% of the outstanding common stock of Emerson. That number of shares includes 3,389,401 shares (the “Pledged Shares”) which, according to public filings made by Deutsche Bank AG (“Deutsche Bank”) in March 2010, had previously been pledged to Deutsche Bank to secure indebtedness owed to it. In February 2011, Deutsche Bank filed a Schedule 13G with the Securities and Exchange Commission stating that Deutsche Bank had sole voting and sole dispositive power over the Pledged Shares (which represent approximately 12.5% of the Company’s outstanding common stock). In January 2012, Deutsche Bank filed a Form 4 with the Securities and Exchange Commission stating that Deutsche Bank had disposed of 9,322 of the Pledged Shares and that Deutsche Bank had sole voting and sole dispositive power over 3,380,079 shares of the Company’s common stock (the “Pledged Shares, as Revised”). The Company believes that both Grande and Deutsche Bank have claimed beneficial ownership of the Pledged Shares, as Revised. As of February 14, 2012, the Company has not been able to verify independently the beneficial ownership of the Pledged Shares, as Revised.

Related Party Transactions

Leases and Other Real Estate Transactions.

Rented Space in Hong Kong

Effective January 1, 2010, Emerson entered into a lease agreement with Lafe Properties (Hong Kong) Limited (“Lafe”), a related party of Grande at that time, pursuant to which Emerson rented 36,540 square feet from Lafe for the purpose of housing its Hong Kong based office personnel and for its use to refurbish certain returned products. This lease agreement expired on December 31, 2010 and was renewed for a one year period on substantially the same terms during December 2010, and expired on December 31, 2011. On December 31, 2010, Lafe was sold by its immediate holding company to an independent third party, and, as such, the Company no longer considers Lafe to be a related party to the Company beginning December 31, 2010.

Related service charges associated with this lease agreement that the Company continues to procure from Brighton Marketing Limited, a subsidiary of Grande, The Grande Properties Management Limited, a related party of Grande, and The Grande Group (HK) Ltd., a related party of Grande, totaled approximately $14,000 and $71,000 for the three and nine months ended December 31, 2011, respectively. Emerson owed Brighton Marketing Limited approximately $1,000 and $1,700 pertaining to these charges at December 31, 2011 and March 31, 2011, respectively.

For the three and nine months ended December 31, 2010, Emerson’s rent expense and related service charges associated with this lease agreement totaled approximately $172,000 and $519,000, respectively.

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

On December 24, 2010, Grande announced that it sold Capetronic Group Ltd. (“Capetronic”) to a purchaser who, along with its beneficial owner, are third parties independent of Grande and its connected persons, as defined in the Listing Rules, and to the best of Grande’s and its directors’ knowledge, information and belief, having made all reasonable enquiries (the “Sale”). As Akai China was a subsidiary of Capetronic at the time of the Sale, and was disposed of along with Capetronic by Grande, the Company is no longer considering Akai China to be a related party to the Company beginning December 24, 2010.

For the three and nine months ended December 31, 2010, Emerson’s rent expense associated with this lease agreement totaled approximately $29,000 and $85,000, respectively.

Other.

During the three and nine months ended December 31, 2011, Emerson paid consulting fees of approximately $20,000 and $33,000, respectively, to Mr. Eduard Will, a director of Emerson, for work performed by Mr. Will related to strategy for the Kayne Litigation as more fully described in Note 9 — “Legal Proceedings — Kayne Litigation”, merger and acquisition research, as well as work related to the strategy for a shareholder derivative lawsuit that the Company settled in January 2011. In addition, during the three and nine months ended December 31, 2011, Emerson paid expense reimbursements and advances of nil and approximately $18,000, respectively, to Mr. Eduard Will, related to this consulting work and his service as a director of Emerson. At December 31, 2011, Mr. Will owed the Company approximately $1,000 in the form of unused travel advances previously paid to him for which the travel had not yet occurred.

During the three and nine months ended December 31, 2010, Emerson paid consulting fees of approximately $25,000 and $85,000, respectively, to Mr. Will for work performed by Mr. Will related to strategy for a shareholder derivative lawsuit that the Company settled in January 2011. In addition, during the three and nine months ended December 31, 2010, Emerson paid expense reimbursements and advances of approximately $1,000 and $23,000, respectively, to Mr. Will, related to this consulting work and his service as a director of Emerson.

During the three and nine months ended December 31, 2010, Akai Sales Pte Ltd. (“Akai Sales”), a subsidiary of Grande, invoiced Emerson nil and approximately $7,300 for travel expenses and courier fees which Akai Sales paid on Emerson’s behalf. At both December 31, 2010 and March 31, 2010, Emerson owed Akai Sales nil.

During the three and nine months ended December 31, 2011, Emerson invoiced Vigers Appraisal & Consulting Ltd. (“Vigers”), a related party of Grande, approximately $1,000 and $3,000, respectively, for office rental and usage of telephone and data lines maintained by Emerson. Vigers owed Emerson nil at December 31, 2011 related to this activity. During the three and nine months ended December 31, 2010, Emerson invoiced Vigers approximately $1,000 and $4,000, respectively, for the same type of activity. Vigers owed Emerson nil at March 31, 2011 related to this activity.

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

NOTE 8 — BORROWINGS

Short-term Borrowings

At December 31, 2011, the Company had no short-term borrowings. At March 31, 2011, the Company had $2.5 million of short-term borrowings outstanding under a credit line maintained with Smith Barney, collateralized by the Company’s auction rate security holdings, which were sold in full for cash in May 2011. Upon the sale of this last remaining auction rate security in May 2011, the Company paid in full the $2.5 million balance of its short-term borrowings using the sale proceeds (see Note 10 — Marketable Securities).

Letters of Credit — Beginning November 2010, the Company began utilizing Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At December 31, 2011, the Company had outstanding letters of credit totaling $544,000. A like amount of cash, which was posted by the Company as collateral against these outstanding letters of credit, at December 31, 2011, has been classified by the Company as Restricted Cash on the balance sheet.

Long-term Borrowings

At December 31, 2011 and March 31, 2011, borrowings under long-term facilities consisted of the following (in thousands):

	September 30,	September 30,
	December 31, 2011	March 31, 2011
	(Unaudited)
Capitalized lease obligations	148	196
Less current maturities	(42)	(46)

Long term debt	$106	$150

NOTE 9 — LEGAL PROCEEDINGS

Kayne Litigation — On July 7, 2011, the Company was served with an amended complaint (the “Complaint”) filed in the United States District Court for the Central District of California alleging, among other things, that the Company, certain of its present and former directors and other entities or individuals now or previously associated with Grande, intentionally interfered with the ability of the plaintiffs to collect on a judgment (now approximately $47 million) they had against Grande by engaging in transactions (such as the dividend paid to all shareholders in March 2010) which transferred assets out of the United States. The Complaint also asserts claims under the civil RICO statute and for alter ego liability. In the Company’s opinion, based on an initial review, the claims appear to be devoid of merit. Accordingly, on September 27, 2011, Emerson moved to dismiss the action for failure to state a claim (the “Motion”). The Court has scheduled oral argument for the Motion for February 27, 2012. In the interim, and in the event that the Motion is denied, Emerson intends to defend the action vigorously.

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

NOTE 10 — MARKETABLE SECURITIES

As of December 31, 2011 and March 31, 2011, the Company had nil and $5.0 million (with a net book value of zero and $4.7 million, respectively) face value in trading securities, which consisted entirely of student loan auction rate securities (“SLARS”). These securities had long-term nominal maturities for which interest rates were historically reset through a Dutch auction process at pre-determined calendar intervals; a process which, prior to February 2008, had historically provided a liquid market for these securities. As a result of the liquidity issues experienced in the global credit and capital markets, these SLARS had multiple failed auctions, although the Company was successful in May 2011 in selling its final SLARS for $4.7 million, upon which the Company recorded a realized gain of $828,000.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s securities available for sale that are required to be measured at fair value as of December 31, 2011:

Fair Value Measurement at Reporting Date Using:

September 30,
Significant Unobservable Inputs (Level 3)	December 31, 2011
Investments in marketable securities (classified as trading securities)	—

Investments in marketable securities	—

The following table summarizes the changes in fair value for our Level 3 assets:

September 30,
Fair Value Measurement of Asset using Level 3 inputs
Trading Securities non-current
Balance at March 31, 2011	4,725
Total gains (losses) (realized or unrealized):
Realized — included in earnings for the nine months ended December 31, 2011	828
Unrealized — reclassification adjustment for realized gain included in earnings	(828)
Redemptions of principal	(4,725)
Balance at December 31, 2011	—

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

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

Results of Operations

The following table summarizes certain financial information for the three and nine month periods ended December 31, 2011 (fiscal 2012) and December 31, 2010 (fiscal 2011) (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Net revenues	$43,451	$40,571	$136,355	$159,692
Cost of sales	36,657	33,077	119,257	136,492
Other operating costs and expenses	306	567	995	1,578
Selling, general and administrative expenses	2,025	1,945	6,094	5,919

Operating income	4,463	4,982	10,009	15,703
Interest income, net	10	10	40	24
Gain on sale of building	347	—	347	—
Realized gain on sale of marketable security	—	966	828	966

Income before income taxes	4,820	5,958	11,224	16,693
Provision for income taxes	1,649	1,774	2,953	3,407

Net income	$3,171	$4,184	$8,271	$13,286

Net Revenues — Net revenues for the third quarter of fiscal 2012 were $43.5 million as compared to $40.6 million for the third quarter of fiscal 2011, an increase of $2.9 million or 7.1%. For the nine month period of fiscal 2012, net revenues were $136.4 million as compared to $159.7 million for the nine month period of fiscal 2011, a decrease of $23.3 million or 14.6%. Net revenues for the nine month periods of fiscal 2012 and fiscal 2011 were highly concentrated among the Company’s two largest customers, where gross product sales comprised approximately 90.4% and 90.0% of the Company’s total gross product sales made during the nine month periods of fiscal 2012 and fiscal 2011, respectively. Net revenues may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net revenues and operating income by approximately $248,000 and $140,000 for the third quarters of fiscal 2012 and fiscal 2011, respectively, and approximately $781,000 and $407,000 for the nine month periods of fiscal 2012 and fiscal 2011, respectively.

Net revenues are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name, as well as the licensing revenues derived from licensing the Emerson®, HH Scott® and Olevia® brand names to licensees for a fee. The major elements which contributed to the changes in net revenues were as follows:

i)

Houseware products net sales increased $5.4 million, or 16.2%, to $38.5 million in the third quarter of fiscal 2012 as compared to $33.1 million in the third quarter of fiscal 2011, principally driven by an increase in sales of microwave ovens, partially offset by decreases in compact refrigerators, toaster ovens, coffee makers and wine coolers. The Company believes that the third quarter increase is temporary, is not evidence of a reversal of the trend of decreasing houseware product sales noted in the first two quarters of fiscal 2012, and that fiscal 2012 fourth quarter houseware product sales are likely to decrease as compared to the fourth quarter of fiscal 2011. For the nine month period of fiscal 2012, houseware products net sales were $123.1 million, a decrease of $18.2 million or 12.9%, from $141.3 million for the nine month period of fiscal 2011, principally driven by a decrease in sales of microwave ovens in the first two quarters of fiscal 2012, which resulted from the discontinuation of one model by one of the Company’s largest retail customers beginning in December 2010, as well as decreases in sales of toaster ovens, wine coolers and coffee makers, partially offset by increases in sales of compact refrigerators and by the increase in sales in microwave ovens in the third quarter of fiscal 2012;

ii)

Audio product net sales were $2.8 million in the third quarter of fiscal 2012 as compared to $5.0 million in the third quarter of fiscal 2011, a decrease of $2.2 million, or 44.2%, resulting from decreased audio sales volumes. For the nine month period of fiscal 2012, audio product net sales were $8.5 million, a decrease of $4.5 million, or 34.8%, from $13.0 million in the nine month period of fiscal 2011, primarily resulting from decreased audio sales volumes; and

iii)

Licensing revenues in the third quarter of fiscal 2012 were $2.2 million compared to $2.5 million in the third quarter of fiscal 2011, a decrease of $0.3 million or 12.3%. Licensing revenues for the nine month period of fiscal 2012 were $4.8 million as compared to $5.3 million for the nine month period of fiscal 2011, a decrease of $0.5 million or 10.6%.

Cost of Sales — In absolute terms, cost of sales increased $3.6 million, or 10.8%, to $36.7 million in the third quarter of fiscal 2012 as compared to $33.1 million in the third quarter of fiscal 2011. Cost of sales, as a percentage of net revenues, was 84.4% and 81.5% in the third quarters of fiscal 2012 and fiscal 2011, respectively. Cost of sales as a percentage of net sales revenues less licensing revenues was 88.8% and 86.8% in the third quarters of fiscal 2012 and fiscal 2011, respectively. The increase in cost of sales as a percentage of net sales revenues less licensing revenues for the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011 was related to higher landed product costs as a percentage of selling price.

In absolute terms, cost of sales decreased $17.2 million, or 12.6%, to $119.3 million for the nine month period of fiscal 2012 as compared to $136.5 million for the nine month period of fiscal 2011. Cost of sales, as a percentage of net revenues, was 87.5% and 85.5% for the nine month periods of fiscal 2012 and fiscal 2011, respectively. Cost of sales as a percentage of net sales revenues less licensing revenues was 90.6% for the nine month period of fiscal 2012 as compared to 88.4% for the nine month period of fiscal 2011. The increase in cost of sales as a percentage of net sales revenues less licensing revenues for the nine month period of fiscal 2012 as compared to the nine month period of fiscal 2011 was related to higher landed product costs as a percentage of selling price, partially offset by year-over-year reductions in inventory valuation reserves.

The Company purchases the products it sells from a limited number of factory suppliers. For the nine month periods of fiscal 2012 and fiscal 2011, 79.1% and 86.8%, respectively, of such purchases were from the Company’s largest two suppliers.

Other Operating Costs and Expenses — As a percentage of net revenues, other operating costs and expenses were 0.7% in the third quarter of fiscal 2012 and 1.4% in the third quarter of fiscal 2011. In absolute terms, other operating costs and expenses decreased $261,000, or 46.0%, to $306,000 for the third quarter of fiscal 2012 as compared to $567,000 in the third quarter of fiscal 2011 as a result of lower warranty and returns processing costs. For the nine month period of fiscal 2012, other operating costs were 0.7% of net revenues as compared to 1.0% of net revenues for the nine month period of fiscal 2011. In absolute terms, other operating costs and expenses decreased $583,000, or 36.9%, to $1.0 million for the nine month period of fiscal 2012 as compared to $1.6 million for the nine month period of fiscal 2011 also resulting from lower warranty and returns processing costs.

Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 4.7% in the third quarter of fiscal 2012 as compared to 4.8% in the third quarter of fiscal 2011. S,G&A, in absolute terms, increased $0.1 million, or 4.1%, to $2.0 million for the third quarter of fiscal 2012 as compared to $1.9 million for the third quarter of fiscal 2011. The increase in S,G&A in absolute terms between the third quarter of fiscal 2012 and third quarter of fiscal 2011 was primarily due to higher legal expense associated with the Kayne litigation (see Note 9 — “Legal Proceedings — Kayne Litigation”). For the nine month period of fiscal 2012, S,G&A was 4.5% of net revenues as compared to 3.7% for the nine month period of fiscal 2011. In absolute terms, S,G&A increased $0.2 million, or 3.0%, to $6.1 million for the nine month period of fiscal 2012 as compared to $5.9 million in the nine month period of fiscal 2011. The increase in S,G&A in absolute terms between the nine month periods of fiscal 2012 and 2011 was primarily due to higher legal expense associated with the Kayne litigation (see Note 9 — “Legal Proceedings — Kayne Litigation”), partially offset by lower year-over-year reductions in accounts receivable valuation reserves and write-offs.

Interest Income, net — Interest income, net, was $10,000 in both the third quarter of fiscal 2012 and the third quarter of fiscal 2011. For the nine month period of fiscal 2012, interest income, net was $40,000 as compared to $24,000 in the nine month period of fiscal 2011.

Gain on Sale of Building — In December 2011, the Company sold its headquarters office building in New Jersey and realized a gain of $347,000 for the three and nine month periods of fiscal 2012. The Company will begin renting office space to serve as its headquarters beginning February 2012.

Realized Gain on Sale of Marketable Security — Realized gain on sale of marketable security was nil for the third quarter of fiscal 2012 and $966,000 for the third quarter of fiscal 2011. For the nine month period of fiscal 2012, realized gain on sale of marketable security was $828,000 as compared to $966,000 for the nine month period of fiscal 2011. The realized gains resulted from sales of the Company’s auction rate securities in May 2011 and December 2010, respectively. See Note 10 — “Marketable Securities”.

Provision for Income Taxes was $1.6 million in the third quarter of fiscal 2012 as compared to $1.8 million in the third quarter of fiscal 2011. The provision for income taxes was $3.0 million for the nine month period of fiscal 2012 as compared to $3.4 million for the nine month period of fiscal 2011.

Net income — As a result of the foregoing factors, the Company realized net income of $3.2 million in the third quarter of fiscal 2012 as compared to $4.2 million in the third quarter of fiscal 2011. For the nine month periods of fiscal 2012 and 2011 the company realized net income of $8.3 million and $13.3 million, respectively.

Liquidity and Capital Resources

General

As of December 31, 2011, the Company had cash and cash equivalents of approximately $42.0 million, as compared to approximately $18.7 million at December 31, 2010. Working capital increased to $63.0 million at December 31, 2011 as compared to $41.5 million at December 31, 2010. The increase in cash and cash equivalents of approximately $23.3 million was primarily due to net income generated by the Company of $10.9 million, reductions of inventory of $5.5 million, increases in accounts payable of $4.6 million and decreases in deferred tax assets of $4.3 million, partially offset by increases in accounts receivable of $4.6 million, and increases in prepaid expenses of $1.8 million during the twelve months ended December 31, 2011. In addition, the Company netted cash proceeds in May 2011 of $2.2 million from the sale of its last remaining auction rate securities in that month, after fully settling its outstanding loan obligation against them, and $2.7 million from the sale of its building in December 2011.

Cash flow used by operating activities was $2.8 million for the nine months ended December 31, 2011, resulting primarily from [increases in inventory, accounts receivable and prepaid expenses, partially offset by the net income generated during the period as well as increased accounts payable.

Net cash provided by investing activities was $7.5 million for the nine months ended December 31, 2011, primarily due to the sale by the Company in May 2011 of its last remaining auction rate security (see Note 10 — “Marketable Securities”), and the sale of its headquarters building in December 2011.

Net cash used by financing activities was $2.5 million for the nine months ended December 31, 2011, resulting from the $2.5 million payoff of the Company’s short-term loan upon the sale by the Company in May 2011 of its last remaining auction rate security (see Note 10 — “Marketable Securities”).

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

Credit Arrangements

Letters of Credit — Beginning November 2010, the Company began utilizing Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At December 31, 2011, the Company had outstanding letters of credit totaling $544,000. A like amount of cash, which was posted by the Company as collateral against these outstanding letters of credit, at December 31, 2011, has been classified by the Company as Restricted Cash on the balance sheet.

Short-term Liquidity

During the three and nine months ended December 31, 2011, products representing approximately 30% and 45% of net sales, respectively, were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.

The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Recently Issued Accounting Pronouncements

There were no pronouncements made by the Financial Accounting Standards Board that relate to the Company or the industry in which the Company operates during the three months ended December 31, 2011.

Inflation, Foreign Currency, and Interest Rates

The Company’s exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders. The Company purchases virtually all of its products from manufacturers located in China.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Disclosure controls and procedures

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

The Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2011, are effective to reasonably ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Kayne Litigation On July 7, 2011, the Company was served with an amended complaint (the “Complaint”) filed in the United States District Court for the Central District of California alleging, among other things, that the Company, certain of its present and former directors and other entities or individuals now or previously associated with Grande, intentionally interfered with the ability of the plaintiffs to collect on a judgment (now approximately $47 million) they had against Grande by engaging in transactions (such as the dividend paid to all shareholders in March 2010) which transferred assets out of the United States. The Complaint also asserts claims under the civil RICO statute and for alter ego liability. In the Company’s opinion, based on an initial review, the claims appear to be devoid of merit. Accordingly, on September 27, 2011, Emerson moved to dismiss the action for failure to state a claim (the “Motion”). The Court has scheduled oral argument for the Motion for February 27, 2012. In the interim, and in the event that the Motion is denied, Emerson intends to defend the action vigorously.

Except for the items included above, there were no material changes to the legal proceedings previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed with the Securities and Exchange Commission on November 14, 2011.

Item 1A. Risk Factors.

There were no material changes in any risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

(a) None

(b) None

Item 4. Removed and Reserved.

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.1+	XBRL Instance Document. ***

101.2+	XBRL Taxonomy Extension Schema Document. ***

101.3+	XBRL Taxonomy Extension Calculation Linkbase Document. ***

101.4+	XBRL Taxonomy Extension Definition Linkbase Document. ***

101.5+	XBRL Taxonomy Extension Label Linkbase Document. ***

101.6+	XBRL Taxonomy Extension Presentation Linkbase Document. ***

*	filed herewith
**	furnished herewith
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

EMERSON RADIO CORP. (Registrant)

/s/ Duncan Hon
Date: February 14, 2012	Duncan Hon
Chief Executive Officer (Principal Executive Officer)

/s/ Andrew L. Davis
Date: February 14, 2012	Andrew L. Davis
Chief Financial Officer (Principal Financial and Accounting Officer)