Form 10-K
period 2012-03-31
EMERSON RADIO CORP
filed 2012-07-13
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-07731

EMERSON RADIO CORP.

(Exact name of registrant as specified in its charter)

Delaware	22-3285224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3 University Plaza, Suite 405, Hackensack, NJ	07601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(973) 428-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  YES    ☒  NO.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act).    ☐  YES    ☒  NO.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.    ☒  YES    ☐  NO.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  YES    ☐  NO.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO.

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2011 (computed by reference to the last reported sale price of the Common Stock on the NYSE MKT on such date): $18,186,420

Number of Common Shares outstanding at July 13, 2012: 27,129,832

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of the Form 10-K
Proxy Statement for 2012 Annual Meeting of Stockholders, or an amendment to this Annual Report on Form 10-K	Part III

PART I

This Annual Report on Form 10-K contains, in addition to historical information, “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. See “Business — Forward Looking Statements.”

Item 1.	BUSINESS

The Company — Overview

Unless the context otherwise requires, the term “the Company” and “Emerson,” refers to Emerson Radio Corp. and its subsidiaries.

Emerson Radio Corp. was incorporated in Delaware in 1994. The Company designs, sources, imports and markets a variety of houseware and consumer electronic products, and licenses its trademarks to others on a worldwide basis for a variety of products.

For additional disclosures of the Company’s major customers, as well as financial information about geographical areas of our operations, see Item 8 — “Financial Statements and Supplementary Data” and Note 15 “Geographic Information”.

Controlling Shareholder

The Grande Holdings Limited (Provisional Liquidators Appointed) (“Grande”), a Bermuda corporation, has, together with S&T International Distribution Limited (“S&T”), Grande N.A.K.S. Ltd. and Christopher Ho (Chairman of Grande’s and Emerson’s Boards of Directors) (together with Grande, the “Reporting Persons”) filed, on July 5, 2012, a Schedule 13D/A with the Securities and Exchange Commission (“SEC”) stating that, as of the filing date, the Reporting Persons (except Christopher Ho) had the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 56.2%, of the outstanding common stock of Emerson, subject only to the rights granted to Deutsche Bank AG (“Deutsche Bank”) pursuant to a security agreement entered into between S&T and Deutsche Bank on January 20, 2010 in which S&T granted a security interest in an aggregate of 3,780,600 shares in Emerson common stock (the “Pledged Shares”) owned by S&T but pledged to Deutsche Bank for the purposes of securing obligations owing from Grande to Deutsche Bank (the “Secured Obligations”).

The aforementioned Schedule 13D/A also states that, as of the filing date, the Reporting Persons are aware only of the sale of 391,199 of the Pledged Shares by Deutsche Bank and that they have not yet been able to verify whether, or to what extent, Deutsche Bank has taken any other actions in respect of the Pledged Shares. The Reporting Persons also are of the view that the Secured Obligations have already been settled and, therefore, S&T reportedly is seeking clarification of the basis on which Deutsche Bank has claimed beneficial ownership of the remaining 3,380,079 shares out of the remaining 3,389,401 Pledged Shares.

On February 11, 2011, Deutsche Bank filed a Schedule 13G with the SEC stating that it had sole voting and sole dispositive power over the Pledged Shares, which represent approximately 12.5% of the Company’s outstanding common stock. On January 9, 2012, Deutsche Bank filed with the SEC a Form 4 Statement of Changes in Beneficial Ownership stating that, after sales by it of certain of the Pledged Shares, it beneficially owned 3,380,079 shares of Emerson’s common stock, and on February 10, 2012, Deutsche Bank filed with the SEC a Schedule 13G stating that it was the beneficial owner with sole voting and sole dispositive power of such shares.

As a result of the foregoing, there are competing claims to 3,380,079 shares of Emerson’s common stock. Until further clarification is obtained, Emerson is unable to determine the beneficial ownership of such shares (see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”).

On May 31, 2011, upon application of a major creditor, the High Court of Hong Kong appointed Fok Hei Yu (who is also known by the anglicized name Vincent Fok) and Roderick John Sutton, both of FTI Consulting (Hong Kong) Limited (“FTI”), as Joint and Several Provisional Liquidators over Grande (the “Provisional Liquidators over Grande”). The petition filed by the creditor is currently scheduled to be heard by the High Court of Hong Kong on October 8, 2012. In addition, in June 2011, Grande filed a Chapter 15 petition under the United States Bankruptcy Code with the United States Bankruptcy Court in Manhattan (see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”).

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

General

The Company, directly and through several subsidiaries, designs, sources, imports, markets, sells and licenses to certain licensees a variety of houseware and consumer electronic products, both domestically and internationally, under the Emerson®, HH Scott® and Olevia® brand names. These products include:

•	microwave ovens, compact refrigerators and wine coolers;

•	clock radios and other audio products; and

•	video and other products — primarily televisions.

The Company believes it possesses an advantage over its competitors due to the combination of:

•	recognition of the Emerson® brand;

•	the Company’s distribution base and established customer relations;

•	the Company’s sourcing expertise and established vendor relations;

•	an infrastructure with personnel experienced in servicing and providing logistical support to the domestic mass merchant distribution channel; and

•	the Company’s extensive experience in establishing license and distribution agreements on a global basis for a variety of products.

The Company intends to continue leveraging its core competencies to offer a variety of current and new houseware and consumer electronic products to customers. In addition, the Company intends to continue entering into licenses for the use of its trade names and trademarks by third parties, which the Company refers to as “outward licenses”. The Company continues to enter into distribution agreements that leverage its trademarks and utilize the logistical and sourcing advantages of unrelated third-parties for products that are more efficiently marketed through these agreements. The Company continuously evaluates potential licenses and distribution agreements. See “Licensing and Related Activities.”

The Company’s core business consists of selling, distributing, and licensing various low and moderately priced houseware and consumer electronic products in various categories. A substantial portion of the Company’s marketing and sales efforts are concentrated in the United States, although the Company also sells, or licenses for sale, its products in certain other international regions.

Products

The Company’s current product and branded categories consist primarily of the following:

Houseware Products	Audio Products	Other
Microwave ovens	Clock radios	Televisions
Compact refrigerators	Portable audio systems
Wine coolers

Sales and Distribution

The Company’s Direct Import Program allows its customers to import and receive product directly from its contracted manufacturers located outside the United States. Under the Direct Import Program, title for the Company’s product passes to the customer in the country of origin when the product is shipped by the manufacturer. The Company also sells product to customers from its United States warehoused inventory, which is referred to as the Domestic Program. Under the Domestic Program, title for product typically passes at the time of shipment. Under both programs, the Company recognizes revenues at the time title passes to the customer. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In fiscal 2012 and 2011, Wal-Mart accounted for approximately 48% and 58% of the Company’s net revenues, respectively, and Target accounted for approximately 39% and 29% of the Company’s net revenues, respectively. No other customer accounted for more than 10% of net revenues in either period. The trade accounts receivable balances for Wal-Mart and Target, net of specific reserves, were 93% and 6% as of March 31, 2012, respectively, and 88% and 11% as of March 31, 2011, respectively. Management believes that a loss, or a significant reduction, of sales to Wal-Mart or Target would have a materially adverse effect on the Company’s business and results of operations.

Approximately 46% and 37% of the Company’s net revenues in fiscal 2012 and 2011, respectively, were made through third-party sales representative organizations that receive sales commissions and work in conjunction with the Company’s own sales personnel. With the Company’s permission, third-party sales representative organizations may sell competitive products in addition to the Company’s products. In most instances, either party may terminate a sales representative relationship on 30 days prior notice by the Company and 90 days prior notice by the sales representative organization in accordance with customary industry practice. In fiscal 2012, the Company utilized 16 sales representative organizations, including one through which approximately 39% of its net revenues, including revenues from one of the Company’s two major customers described above, were made in fiscal 2012. In fiscal 2011, the Company utilized 16 sales representative organizations, including one through which approximately 29% of its net revenues, including revenues from one of the Company’s two major customers described above, were made in fiscal 2011. No other sales representative organization accounted for more than 10% of net revenues in either year. The remainder of the Company’s sales is to customers that are serviced by its sales personnel. Although sales and operating results could be negatively impacted, management does not believe that the loss of one or more sales representative organizations would have a material adverse effect on its business and results of operations, as the Company believes that new sales representative organizations could be identified if needed, although that could be a time consuming process.

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

Design and Manufacturing

The Company’s products are manufactured by original equipment manufacturers in accordance with the Company’s specifications. During fiscal 2012 and 2011, 100% of the Company’s purchases consisted of finished goods from foreign manufacturers, primarily located in People’s Republic of China, substantially all of which were imported into the United States.

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

The following summarizes the Company’s purchases from its major suppliers that provided more than 10% of the Company’s total purchases in fiscal 2012 and 2011:

	Fiscal Year
Supplier	2012	2011
Midea	66%	73%
Hualing	15%	14%

The Company considers its relationships with its suppliers to be satisfactory and believes that, barring any unusual material or part shortages or economic, fiscal or monetary conditions, the Company could develop alternative suppliers. No assurance can be given that ample supply of product would be available at current prices and on current credit terms if the Company were required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts (see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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

Trademarks

The Company owns the following principal trademarks for certain consumer electronic products in the United States, Canada, Mexico and various other countries:

•	Emerson®

•	Emerson Research®

•	H.H. Scott®

•	iDEA®

•	IDIVA®

•	Ölevia®

•	Scott®

•	SmartSet®

The Company’s trademark registrations must be renewed at various times. The Company intends to renew all trademarks necessary for the conduct of its business. The Company considers the Emerson® trademark to be of material importance to its business and, to a lesser degree, the remaining trademarks. The Company licenses the Emerson® and certain of its other trademarks to third parties, the scope of which is on a limited product and geographic basis and for a period of time. See “Licensing and Related Activities.”

Competition

The Company primarily competes in the low-to-medium-priced sector of the housewares and consumer electronics market. Management estimates that the Company has several dozen competitors that are manufacturers and/or distributors, many of which are much larger and have greater financial resources than the Company. The Company competes primarily on the basis of:

•	brand recognition;

•	reliability;

•	quality;

•	price;

•	design;

•	consumer acceptance of the Company’s products; and

•	the quality of service and support provided to retailers and their customers.

The Company also competes at the retail level for shelf space and promotional displays, all of which have an impact on its success in established and proposed distribution channels.

Working Capital

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

Employees

As of July 13, 2012, the Company had approximately 63 employees, comprised of 31 in the United States and 32 in Asia. None of the Company’s employees are represented by unions, and the Company believes its labor relations are good.

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

The controlling ownership of the Company’s common stock by an indirect subsidiary of Grande, which is listed and is based in Hong Kong, substantially reduces the influence of other stockholders, and the interests of Grande may conflict with the interests of the Company’s other stockholders.

Grande, through one of its indirect subsidiaries, is the beneficial owner of a significant amount of the Company’s outstanding common stock as of July 13, 2012 (see Item 1 “Business — Controlling Shareholder” for disclosures regarding the approximate shareholding position of Grande in the Company). As a result, Grande currently controls significantly the approval process for actions that require stockholder approval, including: the election of the Company’s directors and the approval of mergers, sales of assets or other significant corporate transactions or matters submitted for stockholder approval. Because of Grande’s ownership position, other stockholders have little or no influence over matters submitted for stockholder approval.

A number of the Company’s directors and senior executive officers also are managing directors or senior officers of Grande and have loyalties and fiduciary obligations to both Grande and the Company.

Christopher Ho, the Company’s Chairman of the Board, and Duncan Hon, the Chief Executive Officer and a director of the Company, are also directors of Grande. In addition, Mr. Ho serves as The Chairman of the Board of Grande and Mr. Hon serves as an officer and director of Grande. As described in Note 3 to the Company’s financial statements and in the Company’s previous filings with the SEC, there have been a number of related party transactions between the Company, Grande, its subsidiaries and affiliates (see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”).

The Company has established adequate procedures designed to ensure that related party transactions are fair to the Company.

The loss or significant reduction in business with either of the Company’s key customers, Wal-Mart and Target, could materially and adversely affect the Company’s revenues and earnings.

The Company is highly dependent upon sales of its products to Wal-Mart and Target. For the fiscal years ended March 31, 2012 and 2011, Wal-Mart accounted for approximately 48% and 58% of the Company’s net revenues, respectively, and Target accounted for approximately 39% and 29%, respectively, of the Company’s net revenues. No other customer accounted for more than 10% of the Company’s net revenues during these periods. All customer purchases are made through purchase orders and the Company does not have any long-term contracts with its customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, Wal-Mart or Target would cause a material and adverse change in the Company’s revenues and operating results (see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”).

The Company depends on a limited number of suppliers for its products. The inability to secure products could reduce the Company’s revenues and adversely affect its relationship with its customer, and the inability to secure products at competitive costs could negatively impact the Company’s earnings.

Although there are multiple suppliers for each of the Company’s products, the Company relies and is dependent on a limited number of suppliers for its main products, all of which are located outside of the United States. This reliance involves a number of significant potential risks, including:

•	lack of availability of materials and interruptions in delivery of components and raw materials from suppliers;

•	manufacturing delays caused by such lack of availability or interruptions in delivery;

•	fluctuations in the quality and the price of components and raw materials, in particular due to the petroleum price impact on such materials;

•	fluctuations in the cost of procuring finished goods inventory; and

•	risk related to foreign operations.

The Company does not have any long-term or exclusive purchase commitments with any of its suppliers. Midea was the Company’s largest supplier during fiscal 2012 and accounted for 66% of the Company’s purchases of products during fiscal 2012. The Company’s failure to maintain existing relationships with its suppliers or to establish new relationships on similar pricing and credit terms in the future could negatively affect the Company’s ability to obtain products in a timely manner. If the Company is unable to obtain an ample supply of product from its existing suppliers or alternative sources of supply, it may be unable to satisfy its customers’ orders, which could materially and adversely affect the Company’s revenues and relationships with its customers. Finding replacement suppliers could be a time consuming process during which the Company’s revenues and liquidity could be negatively impacted (see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”).

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

The Company maintains agreements that allow licensees to use the Company’s trademarks for the manufacture and sale of specific consumer electronics and other products. In addition, the Company maintains agreements for the distribution of products bearing its brands into defined geographic areas. Although the Company has entered into agreements with certain of its licensees and distributors of its products, most have terms of three years or less, including the Company’s agreement with Funai, which accounts for approximately 75% of the Company’s total licensing revenue, and which expires in December 2012 unless renewed. The Company cannot assure that such agreements will be renewed or that the Company’s relationships with its licensees or distributors will be maintained on satisfactory terms or at all. The failure to maintain its relationships with Funai and other licensees and distributors on terms satisfactory to the Company, the failure to obtain new licensees or distribution relationships or the failure by the Company’s licensees to protect the integrity and reputation of the Company’s trademarks could materially and adversely affect the Company’s licensing revenues and earnings.

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

•	new restrictions on the sale of electronic products containing certain hazardous substances; and

•	the laws of China are likely to govern many of the Company’s supplier agreements.

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

A significant portion of the Company’s product sales are made through third party sales representative organizations, whose members are not employees of the Company. The Company’s level of sales depends on the effectiveness of these organizations, as well as the effectiveness of its own employees. Some of these third party representatives may sell (and do sell), with the Company’s permission, competitive products of third parties as well as the Company’s products. During the Company’s fiscal years ended March 31, 2012 and March 31, 2011, these organizations were responsible for approximately 46% and 37%, respectively, of its net revenues during such periods. In addition, one of these representative organizations was responsible for a significant portion of these revenues. If any of the Company’s third party sales representative organizations engaged by the Company, especially the Company’s largest, fails to adequately promote, market and sell its products, the Company’s revenues could be significantly decreased until a replacement organization or distributor could be retained by the Company. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.

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

Market Related Risks

Grande’s controlling interest in the Company’s common stock as well as the Company’s organizational documents and Delaware law make it difficult for the Company to be acquired without the consent and cooperation of Grande, the Company’s board of directors and management.

Grande’s controlling interest in the Company’s shares as well as several provisions of the Company’s organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of its common stock. Under the terms of the Company’s certificate of incorporation, its board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The ability to issue shares of preferred stock could tend to discourage takeover or acquisition proposals not supported by its current board of directors (see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”).

If the Company’s common stock is de-listed from the NYSE MKT, shareholders’ liquidity in their shares may be adversely affected and shareholders may have difficulty selling their shares or attaining a satisfactory price.

In order for the Company’s common stock to be eligible to continue to be listed on the NYSE MKT, the Company must meet the current NYSE MKT continued listing requirements, including satisfying the Audit Committee composition requirements and the timely filing of periodic reports with the Securities and Exchange Commission. If the Company is unable to continue to meet these requirements, its common stock could be de-listed from the NYSE MKT. If the Company’s common stock were to be de-listed from the NYSE MKT, its common stock could continue to trade on the National Association of Securities Dealers’ over-the-counter bulletin board or on the Pink Sheets, as the case may be. Any such de-listing of the Company’s common stock could have an adverse effect on the market price of, and the efficiency of the trading market for its common stock, in terms of the number of shares that can be bought and sold at a given price and through delays in the timing of transactions and less coverage of the Company by securities analysts, if any. It also could have an adverse effect on the Company’s ability to raise capital in the public or private equity markets if the Company were to determine that it needs to seek additional equity capital in the future.

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

Item 2.	PROPERTIES

The following table sets forth the material properties owned or leased by the Company:

Facility Purpose	Approximate Square Footage	Location	Lease Expires (If Leased Property)
Corporate headquarters	5,541	Hackensack, NJ	May 2015
New York office*	3,032	New York, NY	July 2012
Hong Kong office	17,056	Hong Kong, China	December 2013
Macao office	1,285	Macao, China	May 2014
Warehouse	180,650	Mira Loma, CA	September 2013

*	The Company’s leased office space in New York City is currently not occupied by the Company and has been subleased to a third party until the end of the lease term in July 2012.

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

Kayne Litigation. On July 7, 2011, the Company was served with an amended complaint (the “Complaint”) filed in the United States District Court for the Central District of California alleging, among other things, that the Company, certain of its present and former directors and other entities or individuals now or previously associated with Grande, intentionally interfered with the ability of the plaintiffs to collect on a judgment (now approximately $47 million) they had against Grande by engaging in transactions (such as the dividend paid to all shareholders in March 2010) which transferred assets out of the United States. The Complaint also asserts claims under the civil RICO statute and for alter ego liability. In the Company’s opinion, the claims appear to be devoid of merit. Accordingly, on September 27, 2011, Emerson moved to dismiss the action for failure to state a claim (the “Motion”). On or about February 27, 2012, the Court dismissed the intentional interference claim and portions of the Civil RICO claim with leave to re-plead, but denied the Motion to dismiss the alter ego claim. On March 19, 2012, the plaintiffs filed a Second Amended Complaint setting forth the same claims as the Complaint. On April 20, 2012, the Company moved to dismiss the re-pleaded intentional interference and RICO claims, and oral arguments on this motion were held on June 18, 2012. The Company is awaiting the Court’s ruling on the motion. In the interim, the parties have exchanged document discovery requests and responses, but as of yet no documents have been produced. This action has been scheduled for an April 23, 2013 trial date. Emerson is defending the action vigorously.

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

(a) Market Information

The Company’s common stock began trading on the American Stock Exchange under the symbol MSN on December 22, 1994, and currently trades on the NYSE MKT under the same symbol, as a result of NYSE Euronext’s acquisition of the American Stock Exchange in 2008. The following table sets forth the range of high and low sales prices for the Company’s common stock as reported by the NYSE MKT during the last two fiscal years.

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter	$2.56	$1.80	$2.41	$1.52
Second Quarter	2.03	1.48	2.84	1.57
Third Quarter	1.74	1.35	2.26	1.85
Fourth Quarter	2.09	1.61	2.96	1.97

There is no established trading market for the Company’s Series A convertible preferred stock, whose conversion feature expired as of March 31, 2002.

(b) Holders

At June 7, 2012, there were approximately 255 stockholders of the Company’s common stock whose shares were registered with the Company’s transfer agent. The Company believes that the number of beneficial owners is substantially greater than the number of registered shareholders, because a large portion of the Company’s common stock is held of record in broker “street names”.

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

In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Results of Operations:

The following table summarizes certain financial information for the fiscal years ended March 31 (in thousands):

	2012	2011
Net product sales	$156,975	$193,530
Licensing revenue	6,276	7,311

Net revenues	163,251	200,841
Cost of sales	142,270	172,917
Other operating costs and expenses	1,352	1,636
Selling, general and administrative	7,764	7,383

Operating income	11,865	18,905
Gain on settlement of litigation	—	1,806
Realized gain on sale of marketable securities	828	966
Gain on sale of building	347	—
Interest income, net	70	32

Income before income taxes	13,110	21,709
Provision for income taxes	2,476	5,791

Net income	$10,634	$15,918

Results of Operations — Fiscal 2012 compared with Fiscal 2011

Net product sales — Net product sales for fiscal 2012 were $157.0 million as compared to $193.5 million for fiscal 2011, a decrease of $36.5 million, or 18.9%. The Company’s sales during fiscal 2012 and 2011 were highly concentrated among the Company’s two largest customers, where gross product sales comprised approximately 90.3% and 90.5%, respectively, of the Company’s total gross product sales. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by $1.0 million and $0.7 million for fiscal 2012 and fiscal 2011, respectively.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i) Houseware product net sales decreased $31.6 million, or 17.7%, to $146.4 million in fiscal 2012 as compared to $178.0 million in fiscal 2011, on decreased net sales of microwave ovens, which resulted from the discontinuation of one model by one of the Company’s largest retail customers beginning in December 2010, toaster ovens, wine coolers and coffee makers, partially offset by increased net sales of compact refrigerators; and

ii) Audio product net sales were $10.6 million in fiscal 2012 compared to $15.6 million in fiscal 2011, a decrease of $5.0 million, or 32.2%, resulting from decreased net sales of the Company’s portable audio and clock radio product offerings.

Licensing revenue — Licensing revenue in fiscal 2012 was $6.3 million as compared to $7.3 million for fiscal 2011, a decrease of $1.0 million, or 14.2%, due to lower year-over-year sales by the Company’s licensees of branded products under license from the Company and fewer active licensees during fiscal 2012 as compared to fiscal 2011. The Company’s largest license agreement is with Funai Corporation, Inc. (“Funai”), which accounts for approximately 75% of the Company’s total licensing revenue, and which expires December 31, 2012 unless renewed. The agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the Emerson® trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, the Company receives non-refundable minimum annual royalty payments of $3.75 million each calendar year and a license fee on sales of product subject to the agreement in excess of the minimum annual royalties. During fiscal 2012 and 2011, revenues of $4.7 million and $5.3 million, respectively, were earned under this agreement.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $163.3 million for fiscal 2012 as compared to $200.8 million for fiscal 2011, a decrease of 37.5 million, or 18.7%.

Cost of sales — Cost of sales includes those components as described in Note 1 “Cost of Sales” of the Notes to the Consolidated Financial Statements. In absolute terms, cost of sales decreased $30.6 million, or 17.7%, to $142.3 million in fiscal 2012 as compared to $172.9 million in fiscal 2011. Cost of sales, as a percentage of net revenues, was 87.1% in fiscal 2012 as compared to 86.1% in fiscal 2011. Cost of sales as a percentage of net product sales was 90.6% in fiscal 2012 as compared to 89.4% in fiscal 2011. The decrease in absolute terms for fiscal 2012 as compared to fiscal 2011 was primarily related to the reduced net product sales and a year-over-year reduction in the inventory valuation reserve, partially offset by higher inventory writedowns and higher quality control costs.

Other operating costs and expenses — Other operating costs and expenses include those components as described in Note 1 “Other Operating Costs and Expenses” of the Notes to the Consolidated Financial Statements. Other operating costs and expenses as a percentage of net revenues were 0.8% in both fiscal 2012 and fiscal 2011. In absolute terms, other operating costs and expenses decreased $0.2 million, or 17.4%, to $1.4 million for fiscal 2012 as compared to $1.6 million in fiscal 2011 resulting from lower warranty and returns processing costs.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 4.8% in fiscal 2012 as compared to 3.7% in fiscal 2011. S,G&A, in absolute terms, increased $0.4 million, or 5.2%, to $7.8 million in fiscal 2012 as compared to $7.4 million in fiscal 2011. The increase in S,G&A in absolute terms between fiscal 2012 and fiscal 2011 was primarily due to an increase in legal fees of $0.7 million and a reduced benefit in bad debt recoveries of $0.3 million, partially offset by a decrease in compensation costs of $0.6 million.

Gain on settlement of litigation — In fiscal 2012, the Company recorded nil as compared to a net gain of $1.8 million in fiscal 2011 due to the favorable judgment to the Company in that year on the settlement of a shareholder derivative action.

Realized gain on sale of marketable securities — In fiscal 2012, the Company realized a gain of $0.8 million from the sale of its last remaining auction rate security with a face value of $5.0 million as compared to a realized gain of $1.0 million from the sale of a $3.1 million face value auction rate security during fiscal 2011. See Note 11 — “Marketable Securities”.

Gain on sale of building — In fiscal 2012, the Company sold its former headquarter office building in New Jersey and realized a gain of $0.3 million on the sale. The Company currently rents office space to serve as its headquarters.

Interest income, net — Interest income, net, was $70,000 in fiscal 2012 as compared to $32,000 in fiscal 2011.

Provision for income taxes — In fiscal 2012 and fiscal 2011, the Company recorded income tax expense of $2.5 and $5.8 million, respectively. See Item 8 — “Financial Statements and Supplementary Data” and Note 7 “Income Taxes”.

Net income — As a result of the foregoing factors, the Company’s net income was $10.6 million for fiscal 2012 as compared to net income of $15.9 million for fiscal 2011.

Liquidity and Capital Resources

General

As of March 31, 2012, the Company had cash and cash equivalents of approximately $45.0 million as compared to approximately $39.8 million at March 31, 2011. Working capital increased to $64.4 million at March 31, 2012 as compared to $51.0 million at March 31, 2011. The increase in cash and cash equivalents of approximately $5.2 million was due to the below factors.

Net cash used by operating activities was approximately $0.2 million for fiscal 2012, primarily resulting from the net income of $10.6 million and a reduction in deferred tax assets of $1.4 million, partially offset by reductions in accounts payable and other current liabilities of $5.3 million, decreases in asset allowances of $2.6 million, increases in prepaid expenses and other current assets of $2.3 million, an increase in inventory of $0.8 million, and an increase in accounts receivable of $0.6 million.

Net cash provided by investing activities was $7.8 million for fiscal 2012, primarily due to the sale by the Company in May 2011 of its last remaining auction rate security (see Note 11 — “Marketable Securities”), and the sale of its headquarters building in December 2011.

Net cash used by financing activities was $2.5 million for fiscal 2012, resulting from the $2.5 million payoff of the Company’s short term loan upon the sale by the Company in May 2011 of its last remaining auction rate security (see Note 11 – “Marketable Securities”).

Other Events and Circumstances Pertaining to Liquidity

On May 31, 2011, upon application of a major creditor, the High Court of Hong Kong appointed Provisional Liquidators over Grande, which is the Company’s controlling stockholder. Following the appointment of the Provisional Liquidators over Grande, certain major factory suppliers, including Midea, have significantly reduced the maximum amount of open credit lines available to the Company. At the factories’ request, the Company made accelerated payments in June and July of 2011 to reduce the balances owing from the Company on its open trade payable accounts with the respective factory suppliers to comply with such new credit terms. The Company relies on its cash on hand and cash generated by ongoing operations to manage its business.

Commercial Credit

The Company utilizes the services of one of its banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2012 the Company had approximately $0.2 million of letters of credit outstanding. The Company anticipates that its cash on hand and cash flow generated from operations will provide sufficient liquidity to meet the Company’s operating requirements in the year ahead.

Short-term Liquidity

In fiscal 2012, products representing approximately 41% of net sales were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.

The Company’s principal existing sources of cash are generated from operations. The Company believes that its cash on hand and existing sources of cash will be sufficient to support its existing operations over the next 12 months.

As of March 31, 2012, there were no capital expenditure or other commitments other than the normal purchase orders used to secure product.

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

Recently-Issued Financial Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board during the twelve months ended March 31, 2012 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

Accounting Standards Update 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Issued April 2011)

The amendments in this Update would provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. For Public Entities, the amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.

Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Issued May 2011)

The amendments in this Update generally represent clarifications of Topic 820 – Fair Measurement and Disclosures, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (Issued June 2011)

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

Accounting Standards Update 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (Issued September 2011)

The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.

The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company has not chosen to early adopt the provisions of this Update. The Company has no goodwill on its books.

Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (Issued December 2011)

In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in this Update are effective at the same time as the amendments in Update 2011-05 so that entities will not be required to comply with the presentation requirements in Update 2011-05 that this Update is deferring. For this reason, the transition guidance in paragraph 220-10-65-2 is consistent with that for Update 2011-05. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Emerson Radio Corp and Subsidiaries

We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries (the “Company”), as of March 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2012 and 2011, and the consolidated results of their operations, and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ MSPC
Certified Public Accountants and Advisors, A Professional Corporation

Cranford, New Jersey

July 13, 2012

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended March 31, 2012 and 2011

	2012	2011
	(In thousands, except per share data)
Net revenues:
Net product sales	$156,975	$193,530
Licensing revenue	6,276	7,311

Net revenues	163,251	200,841
Costs and expenses:
Cost of sales	142,270	172,917
Other operating costs and expenses	1,352	1,636
Selling, general and administrative expenses	7,764	7,383

	151,386	181,936

Operating income	11,865	18,905
Other income:
Gain on settlement of litigation	—	1,806
Realized gain on sale of marketable securities	828	966
Gain on sale of building	347	—
Interest income, net	70	32

	1,245	2,804

Income before income taxes	13,110	21,709
Provision for income taxes	2,476	5,791

Net income	10,634	15,918

Basic net income per share	$.39	$.59

Diluted net income per share	$.39	$.59

Weighted average shares outstanding
Basic	27,130	27,130
Diluted	27,130	27,130

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2012 and 2011

	2012	2011
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$44,960	$39,796
Restricted cash	215	600
Accounts receivable, net	12,134	10,929
Other receivables	1,193	1,413
Due from affiliates	1	—
Inventory, net	11,269	8,515
Prepaid expenses and other current assets	2,873	549
Investments in marketable securities	—	4,725
Deferred tax assets	2,304	2,825

Total Current Assets	74,949	69,352
Property, plant, and equipment, net	260	2,921
Trademarks, net	1,545	1,545
Deferred tax assets	1,668	2,540
Other assets	262	358

Total Assets	$78,684	$76,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$—	$2,466
Current maturities of long-term borrowings	64	46
Accounts payable and other current liabilities	9,152	14,408
Due to affiliates	11	2
Accrued sales returns	1,201	1,199
Income taxes payable	107	196

Total Current Liabilities	10,535	18,317
Long-term borrowings	72	150
Deferred tax liabilities	177	158
Shareholders’ Equity:
Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at March 31, 2012 and March 31, 2011, respectively; 27,129,832 shares outstanding at March 31, 2012 and March 31, 2011, respectively	529	529
Capital in excess of par value	98,785	98,785
Accumulated other comprehensive (losses) income	(82)	746
Accumulated deficit	(10,418)	(21,055)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total Shareholders’ Equity	67,900	58,091

Total Liabilities and Shareholders’ Equity	$78,684	$76,716

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended March 31, 2012 and 2011

		Common Shares Issued			Capital	Accumulated Other		Total
	Preferred Stock	Number of Shares	Par Value	Treasury Stock	in Excess of Par Value	Comprehensive Losses	Accumulated Deficit	Shareholders’ Equity
	(In thousands, except share data)
Balance — March 31, 2010	$3,310	52,965,797	$529	$(24,224)	$98,785	$(82)	$(36,976)	$41,342
Unrealized gain on securities						828		828
Comprehensive income:
Net income							15,921	15,921

Comprehensive income								16,749

Balance — March 31, 2011	$3,310	52,965,797	$529	$(24,224)	$98,785	$746	$(21,055)	$58,091
Unrealized gain on securities						(828)		(828)
Comprehensive income:
Net income							10,637	10,637

Comprehensive income								9,809

Balance — March 31, 2012	$3,310	52,965,797	$529	$(24,224)	$98,785	$(82)	$(10,418)	$67,900

The accompanying notes are an integral part of the consolidated financial statement.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended March 31, 2012 and 2011

	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net Income	$10,634	$15,918
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	276	502
Deferred tax benefit	1,412	4,645
Asset allowances, reserves, and other	(2,622)	(287)
Gain on sale of building	(347)	—
Gain on sale of investment	(828)	(966)
Changes in assets and liabilities:
Accounts receivable	(577)	10,272
Other receivables	220	(376)
Due from affiliates	(1)	185
Inventories	(755)	2,118
Prepaid expenses and other current assets	(2,324)	187
Other assets	96	(153)
Accounts payable and other current liabilities	(5,256)	(6,368)
Due to affiliates	9	(26)
Income taxes payable	(89)	22

Net cash (used) provided by operating activities	(152)	25,673

Cash Flow From Investing Activities:
Proceeds from sale of marketable securities	4,725	3,100
Restricted cash	385	(599)
Additions to property and equipment	(57)	(231)
Disposals of property and equipment	2,789	—

Net cash provided by investing activities	7,842	2,270

Cash Flows from Financing Activities:
Repayments of short-term borrowings	(2,448)	(3,147)
Net decrease in capital lease and other rental obligations	(78)	(51)
Borrowings under long-term credit facility	—	88,162
Repayments of borrowings under long-term credit facility	—	(88,162)

Net cash used by financing activities	(2,526)	(3,198)

Net increase in cash and cash equivalents	5,164	24,745
Cash and cash equivalents at beginning of year	39,796	15,051

Cash and cash equivalents at end of year	$44,960	$39,796

Supplemental disclosures of non-cash investing and financing activities:
Interest	$23	$103
Income taxes	$1,942	$704

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

Concentrations of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. Accounts receivable represent amounts due from retailers and distributors from sales to them of consumer electronics throughout the United States and Canada. The Company periodically performs credit evaluations of its customers but generally does not require collateral. The Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The accounts receivable allowance for doubtful accounts was $326,000 at March 31, 2012 and $455,000 at March 31, 2011.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The total cash balances on deposit in the U.S. which are insured by the Federal Deposit Insurance Corporation (“FDIC”) are currently and were insured by the FDIC up to $250,000 per bank as of March 31, 2012 and March 31, 2011 for interest-bearing accounts. Non-interest bearing accounts became insured by the FDIC with no limit, starting December 31, 2010 and are currently scheduled to remain so through December 31, 2012. The Company’s cash balances in excess of FDIC-insured limits were approximately $38.1 million and approximately $2.3 million at March 31, 2012 and March 31, 2011, respectively.

Long-Lived Assets

The Company’s long-lived assets include property and equipment and trademarks. At March 31, 2012, the Company had approximately $260,000 of property and equipment, net of accumulated depreciation, and approximately $1,545,000 of trademarks, net of accumulated amortization, accounting for approximately 2% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topics 350 “Intangibles” and 360 “Property, Plant and Equipment”. The recoverability of assets held and used is measured by a comparison of the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

Depreciation of property, plant and equipment is provided by the straight-line method as follows:

• Machinery and Equipment	Three years to seven years
• Furniture & Fixtures	Seven years
• Leasehold Improvements	Straight-line basis over the shorter of the useful life of the improvement or the term of the lease

Revenue Recognition

Distribution of products

Revenues from product distribution are recognized at the time title passes to the customer. Under the Direct Import Program, title passes in the country of origin. Under the Domestic Program, title passes primarily at the time of shipment. Estimates for future expected returns are based upon historical return rates and netted against revenues.

Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends and changes in customer demand for the Company’s products when evaluating the adequacy of the reserve for sales returns. Management judgments and estimates must be made and used in connection with establishing the sales return reserves in any accounting period. Additional reserves may be required if actual sales returns increase above the historical return rates. Conversely, the sales return reserve could be decreased if the actual return rates are less than the historical return rates, which were used to establish the reserve.

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

The Company generally does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations and there were no foreign exchange forward contracts held by the Company at March 31, 2012 or March 31, 2011.

Advertising Expenses

Advertising expenses are charged against earnings as incurred and are included in selling, general and administrative expenses. The Company incurred no advertising expenses during fiscal 2012 or fiscal 2011.

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

The sales and marketing support accrual activity for fiscal 2012 and fiscal 2011 was as follows (in thousands):

Balance at March 31, 2010	$2,945
Fiscal 2011 additions	3,176
Fiscal 2011 usages	(2,424)
Fiscal 2011 adjustments	(662)

Balance at March 31, 2011	$3,035
Fiscal 2012 additions	2,385
Fiscal 2012 usages	(2,435)
Fiscal 2012 adjustments	(1,024)

Balance at March 31, 2012	$1,961

Interest income (expense), net

The Company records interest as incurred. The interest income (expense) for fiscal 2012 and 2011 consist of:

	2012	2011
	(In thousands)
Interest (expense)	$(23)	$(160)
Interest income	93	192

Interest income, net	$70	$32

Income Taxes

Deferred income taxes are recorded to account for the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets have been recorded net of an appropriate valuation allowance, to the extent management believes it is more likely than not that such assets will be realized. (See Note 7 “Income Taxes”).

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

Stock-Based Compensation

The Company accounts for all share based payments in accordance with ASC Topic 71X, “Compensation”, subtopic 718 “Compensation — Stock Compensation”. Accordingly, the computed fair value is expensed ratably over the requisite vesting period. The Company recorded no stock-based compensation costs during fiscal 2012 or fiscal 2011.

There were no stock options granted by the Company in fiscal 2012 or fiscal 2011.

Recent Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board during the twelve months ended March 31, 2012 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

Accounting Standards Update 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Issued April 2011)

The amendments in this Update would provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. For Public Entities, the amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.

Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Issued May 2011)

The amendments in this Update generally represent clarifications of Topic 820 – Fair Measurement and Disclosures, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (Issued June 2011)

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

Accounting Standards Update 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (Issued September 2011)

The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.

The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company has not chosen to early adopt the provisions of this Update. The Company has no goodwill on its books.

Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (Issued December 2011)

In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in this Update are effective at the same time as the amendments in Update 2011-05 so that entities will not be required to comply with the presentation requirements in Update 2011-05 that this Update is deferring. For this reason, the transition guidance in paragraph 220-10-65-2 is consistent with that for Update 2011-05. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.

NOTE 2 — INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of March 31, 2012 and March 31, 2011, inventories consisted of the following:

	March 31, 2012	March 31, 2011
	(In thousands)
Finished goods	$11,347	$10,592
Less inventory allowances	(78)	(2,077)

	$11,269	$8,515

NOTE 3 — RELATED PARTY TRANSACTIONS:

From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited (Provisional Liquidators Appointed) and its direct and indirect subsidiaries (“Grande”). Set forth below is a summary of such transactions.

Controlling Shareholder

The Grande Holdings Limited (Provisional Liquidators Appointed) (“Grande”), a Bermuda corporation, has, together with S&T International Distribution Limited (“S&T”), Grande N.A.K.S. Ltd. and Christopher Ho (Chairman of Grande’s and Emerson’s Boards of Directors) (together with Grande, the “Reporting Persons”) filed, on July 5, 2012, a Schedule 13D/A with the Securities and Exchange Commission (“SEC”) stating that, as of the filing date, the Reporting Persons (except Christopher Ho) had the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 56.2%, of the outstanding common stock of Emerson, subject only to the rights granted to Deutsche Bank AG (“Deutsche Bank”) pursuant to a security agreement entered into between S&T and Deutsche Bank on January 20, 2010 in which S&T granted a security interest in an aggregate of 3,780,600 shares in Emerson common stock (the “Pledged Shares”) owned by S&T but pledged to Deutsche Bank for the purposes of securing obligations owing from Grande to Deutsche Bank (the “Secured Obligations”).

The aforementioned Schedule 13D/A also states that, as of the filing date, the Reporting Persons are aware only of the sale of 391,199 of the Pledged Shares by Deutsche Bank and that they have not yet been able to verify whether, or to what extent, Deutsche Bank has taken any other actions in respect of the Pledged Shares. The Reporting Persons also are of the view that the Secured Obligations have already been settled and, therefore, S&T reportedly is seeking clarification of the basis on which Deutsche Bank has claimed beneficial ownership of the remaining 3,380,079 shares out of the remaining 3,389,401 Pledged Shares.

On February 11, 2011, Deutsche Bank filed a Schedule 13G with the SEC stating that it had sole voting and sole dispositive power over the Pledged Shares, which represent approximately 12.5% of the Company’s outstanding common stock. On January 9, 2012, Deutsche Bank filed with the SEC a Form 4 Statement of Changes in Beneficial Ownership stating that, after sales by it of certain of the Pledged Shares, it beneficially owned 3,380,079 shares of Emerson’s common stock, and on February 10, 2012, Deutsche Bank filed with the SEC a Schedule 13G stating that it was the beneficial owner with sole voting and sole dispositive power of such shares.

As a result of the foregoing, there are competing claims to 3,380,079 shares of Emerson’s common stock. Until further clarification is obtained, Emerson is unable to determine the beneficial ownership of such shares (see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”).

Related Party Transactions

Rented Space in Hong Kong

Effective January 1, 2010, Emerson entered into a lease agreement with Lafe Properties (Hong Kong) Limited (“Lafe”), a related party of Grande at that time, pursuant to which Emerson rented 36,540 square feet from Lafe for the purpose of housing its Hong Kong based office personnel and for its use to refurbish certain returned products. This lease agreement expired on December 31, 2010 and was renewed for a one year period on substantially the same terms during December 2010, and expired on December 31, 2011. On December 31, 2010, Lafe was sold by its immediate holding company to an independent third party, and, as such, the Company no longer considers Lafe to be a related party to the Company beginning December 31, 2010. For the nine months ended December 31, 2010, Emerson’s rent expense associated with this lease was approximately $387,000.

Related service charges associated with this lease agreement that the Company continues to procure from Brighton Marketing Limited, a subsidiary of Grande, The Grande Properties Management Limited, a related party of Grande, and The Grande Group (HK) Ltd., a related party of Grande, totaled approximately $81,000 for the twelve months ended March 31, 2012 as compared to approximately $161,000 for the twelve months ended March 31, 2011, which also included charges associated with the lease agreement that were provided during the twelve months ended March 31, 2011 by Devon Technical Services Ltd., a subsidiary of Grande. Emerson owed The Grande Group (HK) Ltd. approximately $1,000 pertaining to these charges at March 31, 2012. Emerson owed Brighton Marketing Limited approximately $2,000 pertaining to these charges at March 31, 2011.

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

For the nine months ended December 31, 2010, Emerson’s rent expense associated with this lease agreement totaled approximately $85,000.

Consulting Services Provided to Emerson by one of its Directors

During the twelve months ended March 31, 2012 and March 31, 2011, Emerson paid consulting fees of approximately $62,000 and $114,000, respectively, to Mr. Eduard Will, a director of Emerson, for work performed by Mr. Will related to strategy for the Kayne Litigation as more fully described in Note 9 — “Legal Proceedings — Kayne Litigation”, merger and acquisition research, as well as work related to the strategy for a shareholder derivative lawsuit that the Company settled in January 2011. In addition, during the twelve months ended March 31, 2012 and March 31, 2011, Emerson paid expense reimbursements and advances, in the aggregate, of approximately $19,000 and $23,000, respectively, to Mr. Will, related to this consulting work and his service as a director of Emerson. At March 31, 2012 and March 31, 2011, the Company owed Mr. Will approximately $10,000 and nil related to these activities.

Other

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

During the twelve months ended March 31, 2012 and March 31, 2011, Emerson invoiced Vigers Appraisal & Consulting Ltd. (“Vigers”), a related party of Grande, approximately $4,000 and $5,000, respectively, for office rental and usage of telephone and data lines maintained by Emerson. Vigers owed Emerson approximately $1,000 and nil, respectively, at March 31, 2012 and March 31, 2011, related to this activity.

During the twelve months ended March 31, 2011, Akai Sales Pte Ltd. (“Akai Sales”), a subsidiary of Grande, invoiced Emerson approximately $7,300 for travel expenses and courier fees which Akai Sales paid on Emerson’s behalf. At March 31, 2011, Emerson owed Akai Sales nil. There were no transactions between Akai Sales and the Company during the twelve months ended March 31, 2012.

NOTE 4 — PROPERTY, PLANT, AND EQUIPMENT:

As of March 31, 2012 and 2011, property, plant, and equipment is comprised of the following:

	2012	2011
	(In thousands)
Computer equipment & software	234	343
Furniture and fixtures	267	357
Machinery and equipment	679	948
Leasehold improvements	8	—
Building	—	2,028
Land	—	641

	1,188	4,317
Less accumulated depreciation and amortization	(928)	(1,396)

	$260	$2,921

Depreciation of property, plant, and equipment amounted to approximately $276,000 and $441,000 for the twelve months ended March 31, 2012 and 2011, respectively. During fiscal 2012, the Company disposed of property, plant and equipment with gross book values totaling approximately $2.7 million, which were comprised mainly of the Company’s headquarters office building and land in New Jersey. The Company recognized a total net gain of approximately $299,000 on these disposals in fiscal 2012. During fiscal 2011, the Company disposed of property, plant and equipment with gross book values totaling approximately $66,000 and recognized a total net loss of approximately $2,000 on these disposals in fiscal 2011.

NOTE 5 — COMPREHENSIVE INCOME:

Comprehensive income for fiscal 2012 and fiscal 2011 is as follows (in thousands):

	2012	2011
	(In thousands)
Net income	$10,634	$15,918
Unrealized gain on securities	—	828

Comprehensive income	$10,634	$16,746

NOTE 6 — BORROWINGS:

Short-term Borrowings

At March 31, 2012 and March 31, 2011, there were nil and $2.5 million of short-term borrowings outstanding, respectively, under a credit line maintained with Smith Barney. This facility was backed exclusively by the Company’s auction rate securities, bore interest at the Fed Open Market Rate plus 0.25%, and these borrowings had no net carrying cost. On May 18, 2011, the Company sold its last remaining Auction Rate Security, and paid off the open loan balance on the date of sale, closing this credit facility.

Long-term Borrowings

As of March 31, 2012 and 2011, long-term borrowings consisted of the following:

	2012	2011
	(In thousands)
Capitalized lease obligations and other	$136	$196
Less current maturities of capitalized lease obligations	64	46

Long-term borrowings	$72	$150

Maturities of long-term borrowings as of March 31, 2012, by fiscal year and in the aggregate are as follows (in thousands):

2013	$64
2014	42
2015	30
Thereafter	—

Total	136
Less current portion	64

Total long term portion	$72

NOTE 7 — INCOME TAXES:

	2012	2011
	(In thousands)
Current:
Federal	$266	$285
Foreign, state and other	579	808
Prior year state and local	234	98
Deferred:
Federal	1,089	4,444
Foreign, state and other	308	156

	$2,476	$5,791

The Company files a consolidated federal return and certain state and local income tax returns.

The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory federal rate of 34% to earnings before income taxes for the years ended March 31, 2012 and 2011 is analyzed below:

	2012	2011
	(In thousands)
Statutory provision (benefit)	$4,458	$7,381
Foreign subsidiary	(1,677)	(2,523)
State taxes	736	671
Permanent differences	6	7
True up of prior year taxes	34	(764)
Expiration of NOL	—	—
Usage of NOL	—	(156)
Valuation allowance	(1,081)	1,158
Other, net	—	17

Total income tax (benefit)	$2,476	$5,791

As of March 31, 2012 and 2011, the significant components of the Company’s deferred tax assets and liabilities were as follows:

	2012	2011
	(In thousands)
Deferred tax assets:
Current:
Accounts receivable reserves	$1,445	$1,432
Inventory reserves	368	1,227
Accruals	214	—
Stock warrants	166	166
Non-current:
Property, plant, and equipment	699	699
Impairment of auction rate securities	—	828
Net operating loss and credit carryforwards	1,235	2,249
Stock compensation	79	79

Gross deferred tax assets	4,206	6,680
Valuation allowances	(234)	(1,315)

Total deferred tax assets	3,972	5,365
Deferred tax liabilities:
Non-current:
Capital lease expense	177	158

Total Deferred Tax Liabilities	177	158

Net deferred tax assets	$3,795	$5,207

The Company has no U.S. federal net operating loss carryforwards (“NOLs”) as of March 31, 2012.

The amounts of state NOLs available by year as of March 31, 2012 are as follows (in millions $):

Loss Year (Fiscal)	Included in DTA	Expiration Year (Fiscal)
2007	1.3	2017
2008	2.6	2018

The tax benefits related to these state net operating loss carryforwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

Income of foreign subsidiaries before taxes was $4,908,000 and $7,983,000 for the years ended March 31, 2012 and 2011, respectively.

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

A reconciliation of the Company’s changes in uncertain tax positions from April 1, 2011 to March 31, 2012 is as follows:

In 000’s
Total amount of unrecognized tax benefits as of April 1, 2011	$121
Gross increases in unrecognized tax benefits as a result of tax positions taken during a prior period	—
Gross decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	—
Gross increases in unrecognized tax benefits as a result of tax positions taken during the current period	—
Gross decreases in unrecognized tax benefits as a result of tax positions taken during the current period	—
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	—
Reductions to unrecognized tax benefits as a result of lapse of statute of limitations	—
Total amount of unrecognized tax benefits as of March 31, 2012	$121

The effective tax rate on the Company’s income before income taxes for fiscal 2012 differs from the federal statutory rate primarily as a result of difference in tax rate between U.S. and foreign jurisdictions, state income taxes, and change in net operating loss carryforwards. The effective tax rate on the Company’s income before income taxes for fiscal 2011 differs from the federal statutory rate primarily as a result of difference in tax rate between U.S. and foreign jurisdictions, state income taxes and change in net operating loss carryforwards.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of March 31, 2012:

Jurisdiction	Open Tax Years
U.S. Federal	2008-2011
U.S. States	2007-2011
Foreign	2005-2011

Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

NOTE 8 — COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases warehouse and office space with annual commitments as follows (in thousands):

		Rental Commitments
Fiscal Years	Amount	Affiliate	Non-Affiliate
2013	1,282	—	1,282
2014	728	—	728
2015	135	—	135
2016	16	—	16
Thereafter	—	—	—

Total	$2,161	$—	$2,161

Rent expense resulting from leases with non-affiliated companies aggregated $1,369,000 and $990,000, respectively, for fiscal 2012 and 2011.

Letters of Credit:

The Company utilizes the services of one of its banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2012 and March 31, 2011, the Company had approximately $0.2 million and $0.5 million of letters of credit outstanding.

Capital Expenditure and Other Commitments:

As of March 31, 2012, there were no capital expenditure or other commitments other than the normal purchase orders used to secure product.

Employee Benefit Plan:

The Company currently sponsors a defined contribution 401(k) retirement plan which is subject to the provisions of the Employee Retirement Income Security Act. The Company matches a percentage of the participants’ contributions up to a specified amount. These contributions to the plan for fiscal 2012 and 2011 were $64,000 and $74,000, respectively, and were charged against earnings for the periods presented.

NOTE 9 — STOCK BASED COMPENSATION:

In 2004, the Company adopted the 2004 Employee Stock Options Plan. The provisions for exercise price, term and vesting schedule are, for the most part, the same as the previous Incentive Stock Option Plan. The maximum aggregate number of shares of common stock available pursuant to the Program is 2,500,000 shares.

A summary of transactions during the last two years is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding — April 1, 2010	2,000	$1.00
Expired	(2,000)	1.00

Outstanding — March 31, 2011	0	$.00

Outstanding — March 31, 2012	0	$.00

Exercisable at March 31, 2012	0	$.00

As of March 31, 2012, there were no options outstanding. At March 31, 2012, 2011 and 2010, the weighted average exercise price of exercisable options under the Program was $0, $0, and $1.00, respectively.

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

A summary of transactions under the plan for the two years ended March 31, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding — April 1, 2010	75,000	$3.15
Cancelled	(25,000)	3.19

Outstanding — March 31, 2011	50,000	$3.13

Outstanding — March 31, 2012	50,000	$3.13

Exercisable at March 31, 2012	50,000	$3.13

The following table provides additional information as to the options outstanding under the Non-Employee Director Stock Option Plan as of March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Amount Exercisable	Weighted Average Exercise Price
$3.07	25,000	3.8	$3.07	25,000	$3.07
$3.19	25,000	4.6	3.19	25,000	3.19

	50,000	4.2	$3.13	50,000	$3.13

There were no options granted during the fiscal years ending March 31, 2012 or 2011. As of March 31, 2012, there were a total of 50,000 options outstanding with exercise prices ranging from $3.07 per share to $3.19 per share, all of which were fully vested. The weighted average exercise price of exercisable options under the Non-Employee Director Stock Option Plan was $3.13 for both March 31, 2012 and 2011.

NOTE 10 — SHAREHOLDERS’ EQUITY:

Common Shares:

Authorized common shares total 75,000,000 shares of common shares, par value $0.01 per share, of which, 27,129,832 were issued and outstanding as of March 31, 2012 and 2011. Shares held in treasury at March 31, 2012 and 2011 were 25,835,965.

Common Stock Repurchase Program:

In September 2003, the Company’s Board authorized a share repurchase programs for 2,000,000 shares. No shares were repurchased in fiscal 2012 or fiscal 2011. As of March 31, 2012, 732,377 shares remain available for repurchase under this program.

Series A Preferred Stock:

The Company has issued and outstanding 3,677 shares of Series A Preferred Stock, (“Preferred Stock”) $.01 par value, with a face value of $3,677,000, which had no determinable market value as of March 31, 2012. Effective March 31, 2002, the previously existing conversion feature of the Preferred Stock expired. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

NOTE 11 — MARKETABLE SECURITIES:

As of March 31, 2012 and March 31, 2011, the Company had a net book value investment in trading securities of nil and $4.7 million, respectively, consisting entirely of student loan auction rate securities (“SLARS”). As of March 31, 2011, the Company’s investments in the SLARS were classified as available-for-sale securities.

During Fiscal 2012, the Company sold for cash proceeds in May 2011 its last remaining SLARS for $4.7 million and recognized a realized gain of $0.8 million as a result.

During Fiscal 2011, the Company had written up the value of this SLARS from its net written-down book value of $3.9 million to $4.7 million, and recorded an unrealized gain of $0.8 million on the March 31, 2011 balance sheet. Also, in December 2010, the Company sold for cash proceeds one of its SLARS having a net book value of $2.1 million for $3.1 million, realizing a gain of $1.0 million in fiscal 2011 as a result.

NOTE 12 — NET EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share for the years ended March 31, 2012 and March 31, 2011:

	2012	2011
	(In thousands, except per share data)
Numerator:
Net income for basic and diluted earnings per share	$10,634	$15,918

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130
Effect of dilutive securities on denominator:
Options	—	—

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,130

Net income per share:
Basic and diluted loss per share	$.39	$.59

For the year ended March 31, 2012, 50,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants exceeded the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

NOTE 13 — LICENSE AGREEMENTS:

The Company is party to numerous license agreements that allow licensees to use its trademarks for the manufacture and/or the sale of consumer electronics and other products and are referred to as “outward licenses”. These license agreements (i) allow the licensee to use the Company’s trademarks for a specific product category, or for sale within specific geographic areas, or for sales to a specific customer base, or any combination of the above, or any other category that might be defined in the license agreement, (ii) may be subject to renewal at the initial expiration of the agreements and are governed by the laws of the United States and (iii) have expiration dates ranging through August 2016.

In January 2011, the Company’s inward license agreement with Apple Computer Inc was terminated. The license had allowed the Company to develop and market products that are compatible with iPod® portable audio and video devices, and further provided the right to use the “made for iPod(R)” logo on the Company’s packaging and promotional material.

NOTE 14 — LEGAL PROCEEDINGS:

Kayne Litigation. On July 7, 2011, the Company was served with an amended complaint (the “Complaint”) filed in the United States District Court for the Central District of California alleging, among other things, that the Company, certain of its present and former directors and other entities or individuals now or previously associated with Grande, intentionally interfered with the ability of the plaintiffs to collect on a judgment (now approximately $47 million) they had against Grande by engaging in transactions (such as the dividend paid to all shareholders in March 2010) which transferred assets out of the United States. The Complaint also asserts claims under the civil RICO statute and for alter ego liability. In the Company’s opinion, the claims appear to be devoid of merit. Accordingly, on September 27, 2011, Emerson moved to dismiss the action for failure to state a claim (the “Motion”). On or about February 27, 2012, the Court dismissed the intentional interference claim and portions of the Civil RICO claim with leave to re-plead, but denied the Motion to dismiss the alter ego claim. On March 19, 2012, the plaintiffs filed a Second Amended Complaint setting forth the same claims as the Complaint. On April 20, 2012, the Company moved to dismiss the re-pleaded intentional interference and RICO claims, and oral arguments on this motion were held on June 18, 2012. The Company is awaiting the Court’s ruling on the motion. In the interim, the parties have exchanged document discovery requests and responses, but as of yet no documents have been produced. This action has been scheduled for an April 23, 2013 trial date. Emerson is defending the action vigorously.

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

NOTE 15 — GEOGRAPHIC INFORMATION:

Net revenues and identifiable assets of the Company for the fiscal years ended March 31, 2012 and March 31, 2011 are summarized below by geographic area (in thousands). Net revenues are attributed to geographic area based on location of customer.

	Year Ended March 31, 2012
	U.S.	Foreign	Consolidated
Net third party revenue	$163,251	$—	$163,251

Long-lived assets	$67,127	$7,614	$74,741

	Year Ended March 31, 2011
	U.S.	Foreign	Consolidated
Net third party revenue	$200,674	$167	$200,841

Long-lived assets	$60,965	$5,666	$66,631

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	Controls and Procedures

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2012, there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2012.

Item 11. EXECUTIVE COMPENSATION

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2012.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2012.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2012.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2012.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements. The following financial statements of Emerson Radio Corp. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended March 31, 2012 and 2011
Consolidated Balance Sheets as of March 31, 2012 and 2011
Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended March 31, 2012 and 2011
Notes to Consolidated Financial Statements

All financial statement schedules are omitted from this Annual Report on Form 10-K, as they are not required or applicable or the required information is included in the financial statements or notes thereto.

2. Exhibits. The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

Exhibit Number
3.1	Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).
3.4	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit (3) (b) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).
3.5	Amendment dated February 14, 1996 to the Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).
3.6	By-Laws of Emerson (incorporated by reference to Exhibit 3.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).
3.7	Amendment dated November 28, 1995 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).
3.8	Amendment effective as of November 10, 2009 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.1 of Emerson’s Current Report on Form 8-K filed on November 16, 2009).
3.9	Amendment effective as of August 31, 2011 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.2 of Emerson’s Current Report on Form 8-K filed on September 7, 2011).
10.12	License Agreement effective as of January 1, 2001 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10) (z) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.12.1	First Amendment to License Agreement dated February 19, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.1) of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2002).
10.12.2	Second Amendment to License Agreement effective August 1, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.2) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.12.3	Third Amendment to License Agreement effective February 18, 2004 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit 10.12.3 of Emerson’s Annual Report on Form 10-K for the year ending March 31, 2004).

10.12.4	Fourth Amendment to License Agreement effective December 3, 2004 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit (10.12.4) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).
10.12.5	Fifth Amendment to License Agreement effective May 18, 2005 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit (10.12.5) of Emerson’s Annual Report on Form 10-K for the year ending March 31, 2005).
10.12.7	Seventh Amendment to License Agreement effective December 22, 2005 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit 10.1 of Emerson’s Current Report on Form 8-K filed on December 29, 2005).
10.13	Second Lease Modification dated as of May 15, 1998 between Hartz Mountain, Parsippany and Emerson (incorporated by reference to Exhibit (10) (v) of Emerson’s Annual Report on Form 10-K for the year ended April 3, 1998).
10.13.1	Third Lease Modification made the 26th day of October, 1998 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended October 2, 1998).
10.13.2	Fourth Lease Modification made the 12th day of February, 2003 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10.13.2) of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2003).
10.13.3	Lease Agreement dated as of October 8, 2004 between Sealy TA Texas, L.P., a Georgia limited partnership, and Emerson Radio Corp. (incorporated by reference to Exhibit (10.13.3) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.13.4	Fifth Lease Modification Agreement made the 2nd day of December, 2004 between Hartz Mountain Industries, Inc. and Emerson (incorporated by reference to Exhibit (10.13.3) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).
10.13.5	Lease Agreement (Single Tenant) between Ontario Warehouse I, Inc., a Florida corporation, as Landlord, and Emerson Radio Corp., a Delaware corporation, as Tenant, effective as of December 6, 2005 (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on January 4, 2006).
10.13.6	Letter agreement, dated November 28, 2005, between Emerson Radio Corp. and The Grande Group (Hong Kong) Limited regarding lease of office space. (Incorporated by reference to Exhibit 10.13.6 to Emerson’s Annual Report on Form 10-K for the year ended March 31, 2006).
10.13.7	Letter agreement, dated November 29, 2005, between Emerson Radio Corp. and The Grande Group (Hong Kong) Limited regarding management services for office space. (Incorporated by reference to Exhibit 10.13.7 to Emerson’s Annual Report on Form 10-K for the year ended March 31, 2006).
10.18.1	Emerson Radio Corp. 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 1 of Emerson’s 2004 Proxy Statement).
10.18.2	Emerson Radio Corp. 2004 Non-Employee Outside Director Stock Option Plan (incorporated by reference to Exhibit 2 of Emerson’s 2004 Proxy Statement).
10.25	Employment Agreement, dated as of April 3, 2007, by and between Emerson Radio Corp. and Greenfield Pitts (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed with the SEC on April 6, 2007).
10.26	Employment Agreement, dated as of October 15, 2007, by and between Emerson Radio Corp. and John Spielberger (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on July 11, 2008).
10.27.5	Loan and Security Agreement dated as of December 23, 2005, among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd., and Emerson Radio International Ltd. (as Borrowers) and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 of Emerson’s Form 8-K dated December 29, 2005).
10.27.6	Seventh Amendment to Loan and Security Agreement dated as of December 23, 2005 among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd. and Emerson Radio International Ltd. (as Borrowers) and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.27.6 of Emerson’s Annual Report on Form 10-K/A for the year ended March 31, 2009).
10.27.7	Eighth Amendment to Loan and Security Agreement dated as of December 23, 2005 among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd. and Emerson Radio International Ltd. (incorporated by reference to Exhibit 10.27.7 of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2010).

10.27.8	Ninth Amendment to Loan and Security Agreement dated as of December 23, 2005 among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd. and Emerson Radio International Ltd. (incorporated by reference to Exhibit 10.27.8 of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2010).
10.28.1	Form of Common Stock Warrant Agreement entered into on October 7, 2003 by and between Emerson Radio Corp. and Ladenburg Thalmann & Co., Inc. (Incorporated by reference to Exhibit 10.28.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).
10.28.2	Common Stock Purchase Warrant Agreement entered into on August 1, 2004 by and between Emerson Radio Corp. and EPOCH Financial Services, Inc. (incorporated by reference to Exhibit 10.28.2 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.28.3	Stock Purchase Agreement among Emerson Radio Corp., Collegiate Pacific Inc. and Emerson Radio (Hong Kong) Limited, dated July 1, 2005 (incorporated by reference to Exhibit 2.1 to Emerson’s Current Report on Form 8-K filed on July 8, 2005).
10.29	Employment Agreement dated as of October 1, 2009 between Emerson and Duncan Hon (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on November 16, 2009).
10.30	Consulting Agreement dated as of September 4, 2010 between the Company and Mr. Greenfield Pitts (incorporated by reference to Exhibit 10.30 to Emerson’s Form 10-Q for the quarter ended September 30, 2011).
10.31	Employment Agreement dated as of March 31, 2011 between the Company and Mr. Hon Tak Kwong (incorporated by reference to Exhibit 10.31 to Emerson’s Form 10-Q for the quarter ended September 30, 2011).
10.32	Consultancy Agreement dated as of July 28, 2010 between the Company and Mr. Ma Chi Chiu (incorporated by reference to Exhibit 10.32 to Emerson’s Form 10-Q for the quarter ended September 30, 2011).
10.33	Employment Agreement dated as of August 1, 2007, as amended, between the Company and Mr. Andrew L. Davis (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on September 10, 2010).
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2004).
21.1	Principal Subsidiaries of the Company as of March 31, 2012.*
23.1	Consent of Independent Registered Public Accounting Firm — MSPC, Certified Public Accountants and Advisors, Professional Corporation.*
31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.1+	XBRL Instance Document. ***
101.2+	XBRL Taxonomy Extension Schema Document. ***
101.3+	XBRL Taxonomy Extension Calculation Linkbase Document. ***
101.4+	XBRL Taxonomy Extension Definition Linkbase Document. ***
101.5+	XBRL Taxonomy Extension Label Linkbase Document. ***
101.6+	XBRL Taxonomy Extension Presentation Linkbase Document. ***

*	Filed herewith.
**	furnished herewith
***	The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.

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

EMERSON RADIO CORP.

By:	/s/ Duncan Hon
Duncan Hon
Chief Executive Officer

Dated: July 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher Ho Christopher Ho	Chairman of the Board of Directors	July 13, 2012

/s/ Eduard Will Eduard Will	Vice Chairman of the Board of Directors	July 13, 2012

/s/ Duncan Hon Duncan Hon	Chief Executive Officer	July 13, 2012

/s/ Vincent Fok Vincent Fok	Director	July 13, 2012

/s/ Mirzan Mahathir Mirzan Mahathir	Director	July 13, 2012

/s/ Kareem E. Sethi Kareem E. Sethi	Director	July 13, 2012

/s/ Terence A. Snellings Terence A. Snellings	Director	July 13, 2012