Form 10-K/A
period 2012-03-31
EMERSON RADIO CORP
filed 2012-07-30
CIK 32621

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO.

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2011 (computed by reference to the last reported sale price of the Common Stock on the NYSE MKT on such date): $18,186,420

Number of Common Shares outstanding at July 30, 2012: 27,129,832

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

Unless the context otherwise requires, the term “the Company” and “Emerson,” refers to Emerson Radio Corp. and its subsidiaries.

This Amendment No. 1 on Form 10-K/A (the “Form 10/KA”) to the Annual Report on Form 10-K (the “Annual Report”) of the Company for the fiscal year ended March 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on July 13, 2012, is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended March 31, 2012, and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Exchange Act, the Company is including with this Form 10-K/A certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on July 13, 2012 or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10  —  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information regarding the current directors of Emerson Radio Corp. (“Emerson,” “us” or the “Company”).

Name	Age	Year First Became Director	Principal Occupation or Employment

Christopher Ho (1)	61	2006

Christopher Ho has served as the Company’s Chairman since July 2006. Mr. Ho is presently the Chairman of The Grande Holding Limited (Provisional Liquidators Appointed) (“Grande”), a Hong Kong based group of companies engaged principally in the distribution of household appliances and consumer electronic products and licensing of trademarks. Grande indirectly, through a wholly-owned subsidiary, owns the controlling interest in the Company’s outstanding common stock. Mr. Ho also currently serves as Chairman of Lafe Corporation Limited, a company listed on the Singapore Exchange. Mr. Ho graduated from the University of Toronto in 1974. He is a member of the Canadian Institute of Chartered Accountants as well as a member of the Certified Management Accountants of Ontario. He also is a Certified Public Accountant in Hong Kong and a member of the Hong Kong Institute of Certified Public Accountants. He was a partner in an international accounting firm before joining Grande and has extensive experience in corporate finance, international trade and manufacturing.

			Based on Mr. Ho’s position as Chairman of Grande and his experience in the consumer electronics industry, the Board of Directors (the “Board”) believes that he is well qualified to serve as a director of the Company.

Eduard Will (1)	70	2006	Eduard Will has been the Company’s Vice Chairman since October 2007 and a director since July 2006. From July 2006 until October 2007, Mr. Will served as the Company’s President- North American Operations. Prior to becoming President- North American Operations, Mr. Will was the Chairman of the Company’s Audit Committee from January 2006 through July 2006. From 2001 to 2002 Mr. Will served as Chief Executive Officer of Boca Research, Inc. Mr. Will has more than 40 years of experience as a merchant banker, senior advisor and director of various public and private companies. Presently, Mr. Will is serving on the Board or acting as Senior Adviser to Lafe Corporation Limited, Ricco Capital (Holdings) Ltd. (Hong Kong), South East Group (Hong Kong) and Integrated Data Corporation.

			Based on Mr. Will’s background in merchant banking and service on a variety of corporate boards, the Board believes that he is well qualified to serve as a director of the Company.

Duncan Hon	51	2009

Duncan Hon, a director of the Company since February 2009, has been the Company’s Chief Executive Officer since August 2011 and, prior to that, was the Company’s Deputy Chief Executive Officer since November 2009. In addition, Mr. Hon was appointed as a director of Grande in January 2011. Mr. Hon also serves as Chief Executive Officer of the Branded Distribution Division of Grande. Mr. Hon currently serves as a director and Vice Chairman of the Board of Sansui Electric Co. Ltd. and also serves as a director of several of Grande’s non-listed subsidiaries. From 2004 to 2007, Mr. Hon served as a director of Smart Keen International Limited, a Hong Kong company, providing financial consulting services. He is a member of the Hong Kong Institute of Certified Public Accountants and the Association of Chartered Certified Accountants.

			Based on Mr. Hon’s role as Chief Executive Officer of the Company, his experience in management and accounting, and his position as a director and executive of Grande, the Board believes that he is well qualified to serve as a director of the Company.

Vincent Fok	42	2011

Vincent Fok has been a director since August 2011. Mr. Fok is currently a senior managing director of FTI Consulting (Hong Kong) Limited, a global advisory firm assisting companies to protect and enhance enterprise value, and was appointed one of two Joint and Several Liquidators over Grande by the High Court of Hong Kong on May 31, 2011. Additionally, Mr Fok is an independent non-executive director of Kaisa Group Holdings Limited, which is listed on the Hong Kong Stock Exchange, and was a non-executive director of Delong Holding Limited, a Singapore listed company, between 2009 and 2012. Mr. Fok is a member of the Hong Kong Institute of Certified Public Accountants, the Australian Society of Certified Practicing Accountants and the Hong Kong Institute of Directors. Mr Fok graduated from Australian National University with a bachelor’s degree in commerce.

			Based on Mr. Fok’s background in business and corporate finance, the Board believes that he is well qualified to serve as a director of the Company.

Mirzan Mahathir (1)	53	2007	Mirzan Mahathir has been a director since December 2007. Mr. Mahathir currently manages his investments in Malaysia and overseas while facilitating business collaboration in the region. Previously, Mr. Mahathir worked for IBM Corporation and Salomon Brothers. Between 1992 and 2007, Mr. Mahathir served as the Executive Chairman and President of Konsortium Logistik Berhad, a Malaysian logistic solutions provider listed on the Bursa Malaysia. He also is the Chairman and CEO of Crescent Capital Sdn Bhd, a Malaysian investment holding and independent strategic and financial advisory firm which he founded, and the President of the Asian Strategy and Leadership Institute (ASLI), a leading organizer of business conferences, secretariat for business councils and public policy research centre. Currently, Mr. Mahathir holds directorships in Petron Corporation, AHB Holdings Berhad and Lafe Corporation Limited, companies listed on the Philippine Stock Exchange, Bursa Malaysia, and the Singapore Exchange respectively. He is also a member of the Wharton Business School Asian Executive Board. During the past five years, Mr. Mahathir also served as a member of the UN/ESCAP Business Advisory Council.

			Based on Mr. Mahathir’s executive management and directorship experience, the Board believes that he is well qualified to serve as a director of the Company.

Kareem E. Sethi (2)	35	2007

Kareem E. Sethi has been a director since December 2007. Mr. Sethi has served as Managing Director of Streetwise Capital Partners, Inc. since 2003. From 1999 until 2003, Mr. Sethi was Manager, Business Recovery Services for PricewaterhouseCoopers LLP.

			Based on Mr. Sethi’s experience in accounting, corporate finance and portfolio management, the Board believes that he is well qualified to serve as a director of the Company.

Terence A. Snellings (1)(2)	62	2008	Terence A. Snellings has been a director since August 2008. Until December 2009, Mr. Snellings served as Director of Finance and Administration of Refugee Resettlement and Immigration Services of Atlanta, Inc., a non-profit agency that provides an entry into the American culture for refugees. From 1986 until April 2006, Mr. Snellings served as Managing Director of Wachovia Services, Ltd., where he managed investment banking origination activities of the Asia-Pacific Group within Wachovia Securities Corporate and Investment Banking Division.

			Based on Mr. Snellings’ experience in international banking and finance, the Board believes that he is well qualified to serve as a director of the Company.

(1)	Member of the Corporate Governance, Nominating and Compensation Committee
(2)	Member of the Audit Committee

Board of Directors and Committees

The Company’s Board presently consists of seven directors and, other than the resignation from the Board of Mr. Adrian Ma on August 8, 2011 and the appointment to the Board of Mr. Vincent Fok on August 31, 2011 to fill the vacancy created by Mr. Ma’s resignation, the Board’s composition is otherwise unchanged since the beginning of the Company’s fiscal year ended March 31, 2012 (“Fiscal 2012”) — Messrs. Ho, Will, Hon, Fok, Mahathir, Sethi and Snellings currently serve on the Board. The Board has determined that four of the seven current directors, Messrs. Will, Mahathir, Sethi and Snellings, meet the definition of independence as established by the NYSE MKT listing rules.

The Board presently has two standing committees, the Audit Committee, which is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and Rule 10A-3 thereunder, and the Corporate Governance, Nominating and Compensation Committee. Prior to November 10, 2011, there was a third committee, the Related Party Transaction Review Committee, which was dissolved on that date, and whose duties have been assigned to the Corporate Governance, Nominating and Compensation Committee.

The Company’s Audit Committee currently consists of Mr. Sethi and Mr. Snellings, both of whom the Board has determined meet the definition of independence as established by the NYSE MKT listing rules and SEC rules, and its composition is unchanged since the beginning of Fiscal 2012. Mr. Sethi is currently the Chairman of the Audit Committee and the “audit committee financial expert.” Pursuant to Section 803(B)(2)(c) of the NYSE MKT Company Guide (the “Company Guide”), as a smaller reporting company, the Company is required to have an audit committee of at least two independent members, as defined by the listing standards of the NYSE MKT.

The Audit Committee is empowered by the Board, among other things, to: (i) serve as an independent and objective party to monitor the Company’s financial reporting process, internal control system and disclosure control system; (ii) review and appraise the audit efforts of the Company’s independent accountants; (iii) assume direct responsibility for the appointment, compensation, retention and oversight of the work of the outside auditors and for the resolution of disputes between the outside auditors and the Company’s management regarding financial reporting issues; and (iv) provide the opportunity for direct communication among the independent accountants, financial and senior management and the Board. During Fiscal 2012, the Audit Committee performed its duties under a written charter approved by the Board and formally met four times. A copy of the Company’s Audit Committee Charter is posted on the Company’s website: www.emersonradio.com on the Investor Relations page.

Director Qualifications

The Board believes that the Company and its stockholders are best served by having leadership personnel from the Company’s principal stockholder and individuals who have extensive experience in the Company’s industry and knowledge of the Company’s competitive landscape serve on its Board. The Board also believes that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities. Please refer to the biographies of each of the Company’s directors for a discussion of the specific experience, qualifications, attributes or skills that led to the conclusion that each individual should serve as a director.

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

The Company has also adopted a Code of Conduct for Officers, Directors and Employees of Emerson Radio Corp. and its Subsidiaries (“Code of Conduct”). We prepared this Code of Conduct to help all officers, directors and employees understand and comply with the Company’s policies and procedures. Overall, the purpose of the Company’s Code of Conduct is to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company; (iii) compliance with applicable governmental laws, rules and regulations; (iv) prompt internal reporting of code violations to an appropriate person or persons identified in the Code of Conduct; and (v) accountability for adherence to the Code of Conduct.

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

Executive Officers

The following table sets forth certain information regarding the executive officers of Emerson:

Name	Age	Position	Year Became Officer
Duncan Hon	51	Chief Executive Officer and Director	2009
Andrew L. Davis	44	Executive Vice President and Chief Financial Officer	2010

Duncan Hon has served as the Company’s Chief Executive Officer since August 2011 and a director of the Company since February 2009. Until his appointment as the Company’s Chief Executive Officer, Mr. Hon served as the Company’s Deputy Chief Executive Officer since November 2009. See Mr. Hon’s biographical information above.

Andrew L. Davis has served as the Company’s Executive Vice President and Chief Financial Officer since September 2010. Mr. Davis also serves as Secretary of the Company, a position to which he was elected in November 2007. Previously, Mr. Davis served as Vice President, Finance and Corporate Controller of the Company since joining the Company in August 2007. Prior to joining the Company, Mr. Davis held various executive and managerial positions in accounting and finance with several companies, most recently CA, Inc., and prior to that, ce Global Sourcing AG. Mr. Davis is a C.P.A., holds a B.B.A. in Accounting from Iowa State University and an M.B.A. from the University of Connecticut.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, officers, and stockholders who beneficially own more than 10% of any class of its equity securities registered pursuant to Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with respect to the Company’s equity securities with the SEC and the NYSE MKT. All reporting persons are required to furnish the Company with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a) of the Exchange Act.

Based solely upon a review of Forms 3 and 4 and amendments to these forms furnished to the Company, and Forms 5, along with amendments thereto, all parties subject to the reporting requirements of Section 16(a) timely filed all such required reports during and with respect to Fiscal 2012.

ITEM 11  —  EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table

The following Summary Compensation Table sets forth information concerning compensation for services rendered in all capacities to the Company and its subsidiaries for Fiscal 2012 and for the fiscal year ended March 31, 2011 (“Fiscal 2011”) which was awarded to, earned by or paid to each person who served as the Company’s principal executive officer at any time during Fiscal 2012, the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers as of March 31, 2012 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the smaller reporting company as of March 31, 2012 (collectively, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)(1)	All Other Compensation ($)		Total ($)
Duncan Hon (2)	2012	$433,333	$200,000	$11,206	(3)	$644,539
President and Chief Executive Officer	2011	$375,000	—	$65,031	(3)	$440,031

Andrew L. Davis (4)	2012	$275,000	—	$19,746	(5)	$294,746
Chief Financial Officer	2011	$258,333	—	$12,751	(5)	$271,084

Adrian Ma	2012	$295,940	—			$295,940
Former President and Chief Executive Officer	2011	$350,000	—	—		$350,000

Greenfield Pitts (6)	2012	—	—	$52,083	(7)	$52,083
Former Chief Financial Officer	2011	$108,974	—	$86,382	(5)(8)	$195,356

(1)	Represents bonus paid during the fiscal year.
(2)	Mr. Hon was appointed the Company’s President and Chief Executive Officer on August 31, 2011.
(3)	Represents $10,000 and $58,704 paid by the Company on behalf of Mr. Hon to settle Mr. Hon’s U.S. federal and state income tax liabilities related to U.S. sourced income earned by him from all sources in Fiscal 2012 and Fiscal 2011, respectively, and $1,206 and $6,327 paid by the Company for medical insurance for Mr. Hon during Fiscal 2012 and Fiscal 2011, respectively.
(4)	Mr. Davis was appointed as the Company’s Executive Vice President and Chief Financial Officer effective September 3, 2010.
(5)	Represents the incremental cost to the Company of all personnel benefits, including match for its 401(K) plan, and to our Named Executive Officers. Such personnel benefits are available to all employees of the Company in accordance with the Company’s standard employment practices.
(6)	Mr. Pitts resigned from his positions as Executive Vice President and Chief Financial Officer of Emerson Radio Corp. effective September 3, 2010. Mr. Pitts entered into a consulting agreement with the Company for a period of one year, beginning September 4, 2010. This consulting agreement was not renewed after its expiration date of September 3, 2011.
(7)	Represents consulting fees paid to Mr. Pitts by the Company during Fiscal 2012 under the terms of the consulting agreement referred to in footnote (6) above.
(8)	Includes consulting fees of $71,875 paid to Mr. Pitts by the Company during Fiscal 2011 under the terms of the consulting agreement referred to in footnote (6) above.

Employment Agreements.

During Fiscal 2012, the Company had employment agreements with certain of its Named Executive Officers, each of which is described below.

Duncan Hon. Duncan Hon, our President and Chief Executive Officer, entered into an employment agreement with Emerson effective as of October 1, 2009, which set forth the terms and conditions pursuant to which Mr. Hon would serve as the Company’s Deputy Chief Executive Officer. The agreement provided for an annual base salary of $300,000 and a discretionary bonus at the end of the Company’s fiscal year as recommended by the Board. The term expired on September 30, 2010. On September 8, 2010, the Company’s Board approved an increase in Mr. Hon’s annual base salary to $375,000. Such salary increase was made effective retroactive to April 1, 2010. On March 24, 2011, Mr. Hon and Emerson agreed that the employment agreement would be terminated and be of no further force and effect effective at the close of business on March 31, 2011. Effective April 1, 2011, Mr. Hon entered into an employment agreement with a wholly-owned, indirect subsidiary of the Company. Such agreement sets forth the terms and conditions pursuant to which Mr. Hon would serve as the Company’s Deputy Chief Executive Officer and, subsequently, as Chief Executive Officer. The agreement provides for an annual base salary of 2,925,000 Hong Kong Dollars (“HKD”) and an annual discretionary bonus payable at any time as recommended by the Board. The contract extends until the earlier of the retirement of Mr. Hon on the first day of the following month immediately after his 60th birthday, or the termination of the agreement by either the Company or Mr. Hon upon the delivery from one to the other of one month prior written notice. In November 2011, the Board approved an increase to Mr. Hon’s base annual salary to $475,000 effective August 31, 2011 based on the recommendation of the Board’s Compensation, Governance and Nominating Committee.

Andrew L. Davis. Andrew L. Davis, our Executive Vice President and Chief Financial Officer, entered into an employment agreement with the Company on August 1, 2007, which provided that Mr. Davis shall serve as the Company’s Vice President Finance and Corporate Controller. The agreement provides for an annual base salary of $225,000 and a discretionary bonus at the end of the Company’s fiscal year as recommended by the Board. The initial term expired on July 31, 2008. During the term extensions, the Company has the right to terminate the agreement upon 90 days prior written notice and Mr. Davis has the right to terminate the agreement upon 90 days prior written notice. In connection with his appointment as Executive Vice President and Chief Financial Officer, the Company entered into an amendment to the existing employment agreement with Mr. Davis dated September 3, 2010 pursuant to which Mr. Davis’s base salary was increased to $275,000 effective as of September 3, 2010.

Adrian Ma. Adrian Ma, our former President and Chief Executive Officer, resigned from these positions, and as a director, of Emerson, effective August 8, 2011. Mr. Ma entered into a consulting agreement with the Company for a period of one year, beginning August 1, 2011 and expiring July 31, 2012, for a fee of approximately $221,000. In June 2012, Mr. Ma entered into new consulting agreement with the Company for a period of one year, beginning August 1, 2012 and expiring July 31, 2013, for a fee of approximately $124,000.

Greenfield Pitts. Greenfield Pitts, our former Chief Financial Officer, entered into an employment agreement with the Company on April 3, 2007, which set forth the terms and conditions pursuant to which Mr. Pitts would serve as the Company’s Chief Financial Officer. The agreement provided for an annual base salary of $250,000 and a discretionary bonus at the end of the Company’s fiscal year as recommended by the Board. The initial term expired on March 31, 2008. During the term extensions, the Company had the right to terminate the agreement upon 90 days prior written notice and Mr. Pitts had the right to terminate the agreement upon 90 days prior written notice. On September 3, 2010, Mr. Pitts and the Company agreed that this employment agreement would be terminated and of no further force and effect effective at the close of business on September 3, 2010. Mr. Pitts entered into a consulting agreement with the Company for a period of one year, beginning September 4, 2010, for a fee of $125,000. This consulting agreement was not renewed after its expiration date of September 3, 2011.

Outstanding Equity Awards at Fiscal Year End

None of the Company’s Named Executive Officers held any outstanding equity awards at March 31, 2012.

Compensation of Directors

During Fiscal 2012, our directors who were not employees (“Outside Directors”), specifically Messrs. Ho, Fok, Mahathir, Sethi, Snellings and Will were paid $85,000, $29,167, $74,167, $74,167, $80,000 and $74,167, respectively, for serving on the Board and on our various committees during the period. The Company does not compensate directors who are employees of the Company for their services as directors.

Outside Directors are each paid an annual director’s fee of $50,000. The Outside Director serving as the Chairman of the Board receives an additional annual fee of $20,000. Each Outside Director serving on a committee of the Board receives an additional fee of $15,000 per annum with no additional fee for serving as chairman of a committee. The Company does not pay any additional fees for attendance at meetings of the Board or the committees. All directors’ fees are paid in four equal quarterly installments per annum and are pro-rated in situations where an Outside Director serves less than a full one year term.

Additionally, each Outside Director is eligible to participate in the Company’s 2004 Non-Employee Outside Director Stock Option Plan. The Company’s directors are reimbursed their expenses for attendance at meetings.

The following table provides certain information with respect to the compensation earned or paid to the Company’s Outside Directors during Fiscal 2012.

Directors Compensation

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Total ($)
Christopher Ho	$85,000	$0		$85,000
Vincent Fok	$29,167	$0		$29,167
Mirzan Mahathir	$74,167	$0		$74,167
Kareem E. Sethi	$74,167	$0		$74,167
Terence A. Snellings	$80,000	$0		$80,000
Eduard Will	$74,167	$62,166	(1)(2)	$136,333

(1)	Prior to the fiscal year ended March 31, 2010 (“Fiscal 2010”), the Company had a policy of offering to provide health care insurance to each of its Outside Directors. Mr. Will is the only current Outside Director who elected to receive health care insurance through the Company. During Fiscal 2010, the Company decided to reverse this policy with retroactive effect and to recover the monies paid for such health care insurance from the applicable Outside Directors by offsetting such monies against future board fees over a thirty month period. Accordingly, and as agreed between the Company and Mr. Will, the Company has been recovering over a thirty month period the $28,177 it paid for Mr. Will’s health insurance premiums after the date on which Mr. Will became an Outside Director and through March 31, 2010. Furthermore, the Company paid $16,233 for cell phone charges for Mr. Will after the date on which Mr. Will became an Outside Director and through March 31, 2010, and, as agreed between the Company and Mr. Will, the Company has been recovering such monies by offsetting against future board fees over a thirty month period.

During Fiscal 2012, the Company recovered $15,960 from Mr. Will in accordance with terms of the above arrangement.

(2)	During Fiscal 2012, the Company paid $62,166 to Mr. Will for work performed by him for strategic and management consulting with respect to a lawsuit facing the Company and certain of its directors, as well as in connection with merger and acquisition research performed by Mr. Will.

ITEM 12  —  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 30, 2012, the beneficial ownership of (i) each current director; (ii) each of the Company’s Named Executive Officers; (iii) the Company’s current directors and executive officers as a group; and (iv) each stockholder known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock. Common stock beneficially owned and percentage ownership as of July 30, 2012 was based on 27,129,832 shares outstanding. Except as otherwise noted, the address of each of the following beneficial owners is c/o Emerson Radio Corp., 3 University Plaza, suite 405, Hackensack, New Jersey 07601.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Christopher Ho	0	(2)(3)	0	%(2)(3)
Vincent Fok	15,243,283	(3)	56.2	%(3)
Duncan Hon	0	(3)	0	%(3)
Mirzan Mahathir	0		0%
Kareem E. Sethi	0		0%
Terence A. Snellings	0		0%
Eduard Will (4)	50,000		*
Andrew L. Davis	0		0%
Adrian Ma	0		0%
Greenfield Pitts	0		0%
Deutsche Bank AG	3,380,079	(2)(5)	12.5	%(2)(5)
Lloyd I. Miller, III (6)	1,364,702		5.0%
S&T International Distribution Limited	15,243,283	(2)	56.2	%(2)
William C. Martin (7)	1,387,549		5.1%
All Directors and Executive Officers as a Group (8 persons) (8)	15,293,283	(8)	56.3	%(8)

(*)	Less than one percent.
(1)	Based on 27,129,832 shares of common stock outstanding as of July 30, 2012. Each beneficial owner’s percentage ownership of common stock is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of July 30, 2012 have been exercised. Except as otherwise indicated, the beneficial ownership table does not include common stock issuable upon exercise of outstanding options, which are not currently exercisable within 60 days of July 30, 2012. Except as otherwise indicated and based upon the Company’s review of information as filed with the SEC, the Company believes that the beneficial owners of the securities listed have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
(2)	The Grande Holdings Limited (Provisional Liquidators Appointed) (“Grande”), a Bermuda corporation, has, together with S&T International Distribution Limited (“S&T”), Grande N.A.K.S. Ltd. and Christopher Ho (Chairman of Grande’s and Emerson’s Boards of Directors) (together with Grande, the “Reporting Persons”) filed, on July 5, 2012, a Schedule 13D/A with the SEC stating that, as of the filing date, the Reporting Persons (except Christopher Ho) had the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 56.2%, of the outstanding common stock of Emerson, subject only to the rights granted to Deutsche Bank AG (“Deutsche Bank”) pursuant to a security agreement entered into between S&T and Deutsche Bank on January 20, 2010 in which S&T granted a security interest in an aggregate of 3,780,600 shares in Emerson common stock (the “Pledged Shares”) owned by S&T but pledged to Deutsche Bank for the purposes of securing obligations owing from Grande to Deutsche Bank (the “Secured Obligations”). The aforementioned Schedule 13D/A also states that, as of the filing date, the Reporting Persons are aware only of the sale of 391,199 of the Pledged Shares by Deutsche Bank and that they have not yet been able to verify whether, or to what extent, Deutsche Bank has taken any other actions in respect of the Pledged Shares. The Reporting Persons also are of the view that the Secured Obligations have already been settled and, therefore, S&T reportedly is seeking clarification of the basis on which Deutsche Bank has claimed beneficial ownership of the remaining 3,380,079 shares out of the remaining 3,389,401 Pledged Shares. On February 11, 2011, Deutsche Bank filed a Schedule 13G with the SEC stating that it had sole voting and sole dispositive power over the Pledged Shares, which represent approximately 12.5% of the Company’s outstanding common stock. On January 9, 2012, Deutsche Bank filed with the SEC a Form 4 Statement of Changes in Beneficial Ownership stating that, after sales by it of certain of the Pledged Shares, it beneficially owned 3,380,079 shares of Emerson’s common stock, and on February 10, 2012, Deutsche Bank filed with the SEC a Schedule 13G stating that it was the beneficial owner with sole voting and sole dispositive power of such shares. As a result of the foregoing, there are competing claims to 3,380,079 shares of Emerson’s common stock. Until further clarification is obtained, Emerson is unable to determine the beneficial ownership of such shares. The address for the Reporting Persons is Level 22, The Centre, 99 Queen’s Road Central, Central, Hong Kong.
(3)	On May 31, 2011, upon application of a major creditor, the High Court of Hong Kong appointed Fok Hei Yu (who is also known by the anglicized name Vincent Fok), a current director, and Roderick John Sutton, both of FTI Consulting (Hong Kong) Limited (“FTI”), as Joint and Several Provisional Liquidators over Grande (the “Provisional Liquidators over Grande”). Accordingly, as of May 31, 2011, the directors of Grande no longer have the ability to exercise control over Grande or the power to direct the voting and disposition of the 15,243,283 shares described in footnote (2). Instead, Mr. Fok, as a Provisional Liquidator over Grande, has such power.
(4)	Mr. Will’s ownership consists of options to purchase 50,000 shares of the Company’s common stock pursuant to Emerson’s 2004 Non-Employee Director Stock Option Plan that are exercisable within 60 days of July 30, 2012.

(5)	The address for Deutsche Bank AG is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main, Federal Republic of Germany — see also footnote (2) above.
(6)	Lloyd I. Miller, III has sole voting and dispositive power with respect to 1,104,031 of the reported securities and shared voting and dispositive power with respect to 260,671 of the reported securities. The address of Lloyd Miller, III is 222 Lakeview Avenue, suite 160-365, West Palm Beach, Florida 33401. Information with respect to the ownership of these shares was obtained from a Schedule 13D filed with the SEC on May 22, 2012.
(7)	Raging Capital Fund, LP, Raging Capital Fund (QP), LP, Raging Capital Management, LLC and William Martin have shared voting and dispositive power with respect to 1,387,549 shares. Their address is Ten Princeton Avenue, Rocky Hill, New Jersey 08553. Information with respect to the ownership of these shares was obtained from a Schedule 13D filed with the SEC on January 23, 2012.
(8)	See footnotes (2), (3) and (4).

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and rights under its 1994 Stock Compensation Program, 1994 Non-Employee Director Stock Option Plan, Emerson Radio Corp. 2004 Employee Stock Incentive Plan and 2004 Non-Employee Outside Director Stock Option Plan, as of March 31, 2012 (the “Plans”). The 1994 Plans expired in July 2004 and the remaining Plans are the only equity compensation plans in existence as of March 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	50,000	$3.13	2,950,000

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

From time to time, Emerson engages in business transactions with The Grande Holdings Limited (Provisional Liquidators Appointed) and its direct and indirect subsidiaries (“Grande”). Set forth below is a summary of such transactions.

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

The aforementioned Schedule 13D/A also states that, as of the filing date, the Reporting Persons are aware only of the sale of 391,199 of the Pledged Shares by Deutsche Bank and that they have not yet been able to verify whether, or to what extent, Deutsche Bank has taken any other actions in respect of the Pledged Shares. The Reporting Persons also are of the view that the Secured Obligations have already been settled and, therefore, S&T reportedly is seeking clarification of the basis on which Deutsche Bank has claimed beneficial ownership of the remaining 3,380,079 shares out of the remaining 3,389,401 Pledged Shares. On February 11, 2011, Deutsche Bank filed a Schedule 13G with the SEC stating that it had sole voting and sole dispositive power over the Pledged Shares, which represent approximately 12.5% of the Company’s outstanding common stock. On January 9, 2012, Deutsche Bank filed with the SEC a Form 4 Statement of Changes in Beneficial Ownership stating that, after sales by it of certain of the Pledged Shares, it beneficially owned 3,380,079 shares of Emerson’s common stock, and on February 10, 2012, Deutsche Bank filed with the SEC a Schedule 13G stating that it was the beneficial owner with sole voting and sole dispositive power of such shares. As a result of the foregoing, there are competing claims to 3,380,079 shares of Emerson’s common stock. Until further clarification is obtained, Emerson is unable to determine the beneficial ownership of such shares.

On May 31, 2011, upon application of a major creditor, the High Court of Hong Kong appointed Fok Hei Yu (who is also known by the anglicized name Vincent Fok), a current director, and Roderick John Sutton, both of FTI Consulting (Hong Kong) Limited (“FTI”), as Joint and Several Provisional Liquidators over Grande (the “Provisional Liquidators over Grande”). Accordingly, as of May 31, 2011, the directors of Grande no longer have the ability to exercise control over Grande or the power to direct the voting and disposition of the 15,243,283 shares described in footnote (2) to “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”. Instead, Mr. Fok, as a Provisional Liquidator over Grande, has such power.

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

On December 24, 2010, Grande announced that it sold Capetronic Group Ltd. (“Capetronic”) to a purchaser who, along with its beneficial owner, are third parties independent of Grande and its connected persons, as defined in the Listing Rules, and to the best of Grande’s and its directors’ knowledge, information and belief, having made all reasonable inquiries (the “Sale”). As Akai China was a subsidiary of Capetronic at the time of the Sale, and was disposed of along with Capetronic by Grande, the Company is no longer considering Akai China to be a related party to the Company beginning December 24, 2010.

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

Other

On April 7, 2010, upon a request made to the Company by S&T International Distribution Limited (“S&T”), a subsidiary of Grande, the Company entered into an agreement with S&T, whereby the Company returned to S&T on April 7, 2010 that portion of the taxes that the Company had withheld from the dividend paid on March 24, 2010 to S&T, which the Company believes is not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits (the “Agreement”). The Company believes this transaction results in an off-balance sheet arrangement, which is comprised of a possible contingent tax liability of the Company, which, if recognized, would be offset by the calling by the Company on S&T of the indemnification provisions of the Agreement. Per the terms of the Agreement, Emerson invoiced S&T in June 2010 approximately $42,000 for reimbursement of legal fees incurred by Emerson with regard to the Agreement and approximately $33,000 as a transaction fee for having entered into the Agreement. In January 2011, Emerson agreed, upon the request of S&T, to waive approximately $5,000 of the legal charges that had been invoiced to S&T in June 2010. S&T paid the full amount owed to Emerson of approximately $70,000 in February 2011. In February 2011, upon the request of S&T to the Company, the Company and S&T agreed the collateral pledged as a part of the Agreement would no longer be required and this collateral was returned by the Company to S&T in March 2011.

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

Review and Approval of Transactions with Related Parties

It is the policy of the Company that any proposed transactions between the Company and related parties, as defined by the Financial Accounting Standard Board’s Accounting Standards Codification Topic 850 (ASC 850) (“RPT Transactions”), must be pre-approved by the Corporate Governance, Nominating and Compensation Committee of the Board (the “CGNC Committee”), and all RPT Transactions which are greater than $100,000 must be pre-approved by a majority of those directors of the Company who are independent within the meaning of NYSE MKT Company Guide § 803(A)(2), as may be amended from time to time. In reviewing and approving transactions between the Company and related parties, the CGNC Committee and independent directors are to determine whether the proposed transaction is entirely fair to the Company and in the Company’s best interest. For purposes of the policy, related parties means (i) an officer or director of the Company or the member of the immediate family of any of them or (ii) any other corporation, partnership, association, limited liability company, limited liability partnership, trust or other entity or organization in which one or more of the Company’s officers or directors are (a) directors, officers, trustees or other fiduciaries or (b) have a financial interest.

Director Independence

The Company’s Board presently consists of seven directors — Messrs. Ho, Will, Hon, Fok, Mahathir, Sethi and Snellings. The Board has determined that four of the seven current directors, Messrs. Will, Mahathir, Sethi and Snellings, meet the definition of independence as established by the NYSE MKT listing standards.

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

•

Audit Fees. Audit fees billed to the Company by MSPC for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K, and reviews by MSPC of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, for the fiscal years ended March 31, 2012 and 2011 totaled approximately $255,300 for both fiscal years.

•

Audit-Related Fees. The Company was billed approximately $118,000 by MSPC for both of the fiscal years ended March 31, 2012 and 2011 for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the caption Audit Fees above. Audit-related fees were principally related to procedures in connection with the audit of the Company’s majority shareholder’s consolidated financial statement for its fiscal years ended December 31, 2011 and December 31, 2010, portions of which were credited to the Company’s audit fees for the audit of its financial statements for the fiscal years ended March 31, 2012 and March 31, 2011.

•

Tax Fees. MSPC billed the Company an aggregate of $66,600 for both of the fiscal years ended March 31, 2012 and 2011 for tax services, principally related to the preparation of income tax returns and related consultation.

•	All Other Fees. The Company was not billed by MSPC for the fiscal years ended March 31, 2012 and 2011, respectively, for any permitted non-audit services.

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

Exhibit Number

10.33	Consultancy Agreement dated as of June 26, 2012 between the Company and Mr. Ma Chi Chiu. *

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	filed herewith

**	furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to the Registrant’s Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERSON RADIO CORP.

By:	/s/ Duncan Hon
Duncan Hon
Chief Executive Officer

Dated: July 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher Ho	Chairman of the Board of Directors	July 30, 2012
Christopher Ho

/s/ Eduard Will	Vice Chairman of the Board of Directors	July 30, 2012
Eduard Will

/s/ Duncan Hon	Chief Executive Officer	July 30, 2012
Duncan Hon	(Principal Executive Officer) and Director

/s/ Andrew L Davis	Chief Financial Officer	July 30, 2012
Andrew L. Davis	(Principal Financial Officer)

/s/ Vincent Fok	Director	July 30, 2012
Vincent Fok

/s/ Mirzan Mahathir	Director	July 30, 2012
Mirzan Mahathir

/s/ Kareem E. Sethi	Director	July 30, 2012
Kareem E. Sethi

/s/ Terence A. Snellings	Director	July 30, 2012
Terence A. Snellings