Form 10-Q
period 2012-06-30
EMERSON RADIO CORP
filed 2012-08-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of common stock as of August 14, 2012: 27,129,832.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except earnings per share data)

	Three Months Ended June 30
	2012	2011
Net Revenues:
Net product sales	$44,876	$50,102
Licensing revenue	1,135	1,422

Net revenues	46,011	51,524
Costs and expenses:
Cost of sales	39,173	45,595
Other operating costs and expenses	408	387
Selling, general and administrative expenses	2,008	1,689

	41,589	47,671
Operating income	4,422	3,853
Other income:
Interest income, net	31	31
Realized gain on sale of marketable security	—	828

Income before income taxes	4,453	4,712
Provision for income taxes	613	1,375

Net income	$3,840	$3,337

Net income per share:
Basic	$.14	$.12
Diluted	$.14	$.12
Weighted average shares outstanding:
Basic	27,130	27,130
Diluted	27,130	27,130

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	June 30, 2012	March 31, 2012(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,688	$44,960
Restricted cash	70	215
Accounts receivable, net	25,642	12,134
Other receivables	990	1,193
Due from affiliates	1	1
Inventory, net	9,868	11,269
Prepaid expenses and other current assets	10,337	2,873
Deferred tax assets	2,371	2,304

Total current assets	88,967	74,949
Property, plant and equipment, net	228	260
Trademarks, net	1,545	1,545
Deferred tax assets	1,498	1,668
Other assets	274	262

Total assets	$92,512	$78,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term borrowings	65	64
Accounts payable and other current liabilities	18,699	9,152
Due to affiliates	—	11
Accrued sales returns	1,366	1,201
Income taxes payable	381	107

Total current liabilities	20,511	10,535
Long-term borrowings	62	72
Deferred tax liabilities	196	177

Total liabilities	20,769	10,784
Shareholders’ equity:
Preferred shares -$.01 par value, 10,000,000 shares authorized at June 30, 2012 and March 31, 2012, respectively; 3,677 shares issued and outstanding at June 30, 2012 and March 31, 2012, respectively; liquidation preference of $3,677,000 at June 30, 2012 and March 31, 2012, respectively	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized, 52,965,797 shares issued at June 30, 2012 and March 31, 2012, respectively; 27,129,832 shares outstanding at June 30, 2012 and March 31, 2012, respectively	529	529
Capital in excess of par value	98,785	98,785
Accumulated other comprehensive income (losses)	345	(82)
Accumulated deficit	(7,002)	(10,418)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	71,743	67,900

Total liabilities and shareholders’ equity	$92,512	$78,684

(A)	Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed with the Securities and Exchange Commission on July 13, 2012.

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended June 30
	2012	2011
Cash flows from operating activities:
Net income	$3,840	$3,337
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	26	89
Deferred tax expense	122	1,172
Asset allowances, reserves and other	82	(596)
Gain on sale of marketable security	—	(828)
Changes in assets and liabilities:
Accounts receivable	(13,428)	(20,465)
Other receivables	203	326
Due from affiliates	—	(15)
Inventories	1,407	(10,441)
Prepaid expenses and other current assets	(7,464)	45
Other assets	(12)	8
Accounts payable and other current liabilities	9,547	8,275
Due to affiliates	(11)	(2)
Interest and income taxes payable	274	48

Net cash (used) by operating activities	(5,414)	(19,047)

Cash flows from investing activities:
Proceeds from sale of marketable security	—	4,725
Decrease (increase) in restricted cash	145	(1,449)
Additions to property and equipment	(1)	—
Disposals of property and equipment	7	—

Net cash provided by investing activities	151	3,276

Cash flows from financing activities:
Repayments of short-term borrowings	1	(2,466)
Net (decrease) in capital lease and other rental obligations	(10)	(23)

Net cash (used) by financing activities	(9)	(2,489)

Net (decrease) in cash and cash equivalents	(5,272)	(18,260)
Cash and cash equivalents at beginning of period	44,960	39,796

Cash and cash equivalents at end of period	$39,688	$21,536

Cash paid during the period for:
Interest	$3	$8
Income taxes	$2	$377

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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2012 and the results of operations for the three month periods ended June 30, 2012 and June 30, 2011. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2012 (“fiscal 2012”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2012.

The results of operations for the three month period ended June 30, 2012 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ended March 31, 2013 (“fiscal 2013”).

Certain reclassifications were made to conform the prior year’s financial statements to the current presentation.

Unless otherwise disclosed in the notes to these financial statements, the estimated fair value of the financial assets and liabilities approximates the carrying value.

Subsequent events have been evaluated through August 14, 2012.

Stock- Based Compensation

The Company measures compensation cost for stock-based compensation arrangements based on grant date fair value. The computed fair value is expensed ratably over the requisite vesting period as required by ASC Topic 718 “Compensation — Stock Compensation”. All outstanding stock based compensation arrangements issued by the Company were fully vested as of November 30, 2009. Consequently, the Company recorded no compensation costs during either of the three month periods ended June 30, 2012 and June 30, 2011.

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

NOTE 2 — COMPREHENSIVE INCOME

Comprehensive income for the three months ended June 30, 2012 and June 30, 2011 is as follows (in thousands):

	Three months ended June 30
	2012	2011
Net income	$3,840	$3,337
Foreign currency translation adjustment	427	—

Comprehensive income	$4,267	$3,337

NOTE 3 — NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended June 30
	2012	2011
Numerator:
Net income	$3,840	$3,337

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130
Effect of dilutive securities on denominator:
Options (computed using the treasury stock method)	—	—

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,130

Basic and diluted earnings per share	$.14	$.12

NOTE 4 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at June 30, 2012 consisted of common stock and Series A convertible preferred stock. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At June 30, 2012, the Company had approximately 50,000 options outstanding with exercise prices ranging from $3.07 to $3.19.

NOTE 5 — INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of June 30, 2012 and March 31, 2012, inventories consisted of the following (in thousands):

	June 30, 2012	March 31, 2012
	(Unaudited)
Finished goods	$9,940	$11,347
Less inventory allowances	(72)	(78)

Net inventory	$9,868	$11,269

NOTE 6 — INCOME TAXES

The Company has no U.S. federal net operating loss carry forwards and some U.S. state net operating loss carry forwards included in net deferred tax assets that are available to offset future taxable income and can be carried forward for 20 years. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized through tax planning strategies available in future periods and through future profitable operating results. The amount of the deferred tax asset considered realizable could be reduced or eliminated if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carry forward period are reduced. If management determines that the Company would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

The Company’s effective tax rate differs from the federal statutory rate primarily due to expenses that are not deductible for federal income tax purposes, income and losses incurred in foreign jurisdictions and taxed at locally applicable tax rates, and state income taxes.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of June 30, 2012:

Jurisdiction	Open tax years
U.S. federal	2008-2011
States	2007-2011

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

On May 31, 2011, upon application of a major creditor, the High Court of Hong Kong appointed Fok Hei Yu (who is also known by the anglicized name Vincent Fok), a current director, and Roderick John Sutton, both of FTI Consulting (Hong Kong) Limited (“FTI”), as Joint and Several Provisional Liquidators over Grande (the “Provisional Liquidators over Grande”). Accordingly, as of May 31, 2011, the directors of Grande no longer have the ability to exercise control over Grande or the power to direct the voting and disposition of the 15,243,283 shares reported to be owned by Grande. Instead, Mr. Fok, as a Provisional Liquidator over Grande, has such power.

Related Party Transactions

Rented Office Space in Hong Kong

The Company is billed for service charges from Brighton Marketing Limited, a subsidiary of Grande, and The Grande Properties Management Limited, a related party of Grande, in connection with the Company’s rented office space in Hong Kong. These charges totaled approximately $12,000 for the three month period ended June 30, 2012 and approximately $39,000 for the three month period ended June 30, 2011. Emerson owed Brighton Marketing Limited nil at June 30, 2012 and approximately $1,100 at June 30, 2011 pertaining to theses charges.

Consulting Services Provided to Emerson by one of its Directors

During the three months ended June 30, 2012 and June 30, 2011, Emerson paid consulting fees of approximately $21,000 and $3,000, respectively, to Mr. Eduard Will, a director of Emerson, for work performed by Mr. Will related to strategy for the Kayne Litigation as more fully described in Note 9 – “Legal Proceedings – Kayne Litigation”, merger and acquisition research, as well as work related to the strategy for a shareholder derivative lawsuit that the Company settled in January 2011. In addition, during the three months ended June 30, 2012 and June 30, 2011, Emerson paid expense reimbursements and advances, in the aggregate, of nil and approximately $18,000, respectively, to Mr. Will, related to this consulting work and his service as a director of Emerson. At June 30, 2012, the Company owed Mr. Will nil and at June 30, 2011, Mr. Will owed the Company approximately $15,500 related to these activities.

Other

During each of the three months ended June 30, 2012 and June 30, 2011, Emerson invoiced Vigers Appraisal & Consulting Ltd., (“Vigers”), a related party of Grande, approximately $1,000 for usage of telephone and data lines maintained by Emerson. Vigers owed Emerson approximately $1,000 at both June 30, 2012 and June 30, 2011 related to this activity.

NOTE 8 — BORROWINGS

Short-term Borrowings

Letters of Credit – Beginning November 2010, the Company began utilizing Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At June 30, 2012, the Company had outstanding letters of credit totaling $70,337. A like amount of cash, which was posted by the Company as collateral against these outstanding letters of credit, at June 30, 2012, has been classified by the Company as Restricted Cash on the balance sheet.

Long-term Borrowings

At June 30, 2012 and March 31, 2012, borrowings under long-term facilities consisted of the following (in thousands):

	June 30, 2012	March 31, 2012
	(Unaudited)
Capitalized lease obligations and other	127	136
Less current maturities	(65)	(64)

Long term debt and notes payable	$62	$72

NOTE 9 — LEGAL PROCEEDINGS

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

Other. Except for the litigation matter described above, the Company is not currently a party to any legal proceedings other than litigation matters, in most cases involving ordinary and routine claims incidental to our business. Management cannot estimate with certainty the Company’s ultimate legal and financial liability with respect to such pending litigation matters. However, management believes, based on our examination of such matters, that the Company’s ultimate liability will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 10 — MARKETABLE SECURITIES:

As of June 30, 2012 and March 31, 2012, the Company had no marketable securities.

During Fiscal 2012, the Company sold for cash proceeds in May 2011 its last remaining student loan auction rate security for $4.7 million and realized a gain of $0.8 million as a result.

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

•

the Company’s inability to maintain its relationships with its licensees and distributors, renew existing licenses, or the failure to obtain new licensees or distribution relationships on favorable terms;

•

cash generated by operating activities represents the Company’s principal source of funding and therefore the Company depends on its ability to successfully manage its operating cash flows to fund its operations;

•	the Company’s inability to anticipate market trends, enhance existing products or achieve market acceptance of new products;

•	the Company’s dependence on a limited number of suppliers for its components and raw materials;

•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;

•	changes in consumer spending and economic conditions;

•	the failure of third party sales representatives to adequately promote, market and sell the Company’s products;

•	the Company’s inability to protect its intellectual property;

•	the effects of competition;

•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;

•	changes in accounting policies, rules and practices;

•	the effects of the continuing appreciation of the renminbi and increases in costs of production in China and;

•

the other factors listed under “Risk Factors” in the Company’s Form 10-K, as amended, for the fiscal year ended March 31, 2012 and other filings with the Securities and Exchange Commission (the “SEC”).

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

Results of Operations

The following table summarizes certain financial information for the three month periods ended June 30, 2012 (fiscal 2013) and June 30, 2011 (fiscal 2012) (in thousands):

	Three months ended June 30
	2012	2011
Net product sales	$44,876	$50,102
Licensing revenue	1,135	1,422

Net revenues	46,011	51,524
Cost of sales	39,173	45,595
Other operating costs and expenses	408	387
Selling, general and administrative expenses	2,008	1,689

Operating income	4,422	3,853
Interest income, net	31	31
Realized gain on sale of marketable security	—	828

Income before income taxes	4,453	4,712
Provision for income taxes	613	1,375

Net income	$3,840	$3,337

Net product sales — Net product sales for the first quarter of fiscal 2013 were $44.9 million as compared to $50.1 million for fiscal 2012, a decrease of $5.2 million, or 10.4%. The Company’s sales during the first quarters of fiscal 2013 and 2012 were highly concentrated among the Company’s two largest customers, where gross product sales comprised approximately 94.7% and 89.8%, respectively, of the Company’s total gross product sales. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by $0.3 million and $0.3 million for the first quarters of fiscal 2013 and fiscal 2012, respectively. The Company confronts increasing pricing pressure which is a trend that management expects to continue.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i) Houseware product net sales decreased $3.5 million, or 7.5%, to $43.8 million in the first quarter of fiscal 2013 as compared to $47.3 million in the first quarter of fiscal 2012, on decreased net sales of compact refrigerators, microwave ovens, toaster ovens and wine coolers.

ii) Audio product net sales were $1.1 million in the first quarter of fiscal 2013 as compared to $2.8 million in the first quarter of fiscal 2012, a decrease of $1.7 million, or 60.7%, resulting from decreased net sales of the Company’s clock radio and portable audio product offerings.

Licensing revenue — Licensing revenue in the first quarter of fiscal 2013 was $1.1 million as compared to $1.4 million in the first quarter of fiscal 2012, a decrease of $0.3 million, or 20.2%, due to lower year-over-year sales by the Company’s licensees of branded products under license from the Company and fewer active licensees during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012. The Company’s largest license agreement is with Funai Corporation, Inc. (“Funai”), which accounted for approximately 83% of the Company’s total licensing revenue for the first quarter of fiscal 2013, and which expires December 31, 2012 unless renewed. The agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the Emerson® trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, the Company receives non-refundable minimum annual royalty payments of $3.75 million each calendar year and a license fee on sales of product subject to the agreement in excess of the minimum annual royalties. During the first quarter of fiscal 2013 and 2012, revenues of $0.9 million and $0.9 million, respectively, were earned under this agreement. The Company and Funai currently are negotiating a renewal of such license, however there is no assurance that a renewal will be consummated on terms acceptable to the Company, if at all.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $46.0 million in the first quarter of fiscal 2013 as compared to $51.5 million in the first quarter of fiscal 2012, a decrease of $5.5 million, or 10.7%.

Cost of sales — In absolute terms, cost of sales decreased $6.4 million, or 14.1%, to $39.2 million in the first quarter of fiscal 2013 as compared to $45.6 million in the first quarter of fiscal 2012. Cost of sales, as a percentage of net revenues was 85.1% in the first quarter of fiscal 2013 as compared to 88.5% in the first quarter of fiscal 2012. Cost of sales, as a percentage of net product sales was 87.3% in the first quarter of fiscal 2013 as compared to 91.0% in the first quarter of fiscal 2012. The decrease in absolute terms for the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 was primarily related to the reduced net product sales and lower year-over-year cost of sales as a percentage of sales, partially offset by the impact of an inventory valuation reserve reduction that occurred in the first quarter of fiscal 2012 that did not repeat in the first quarter of fiscal 2013 and higher year-over-year inventory writedowns. The improved margins for the quarter ended June 30, 2012 were aided by, among other factors, a higher level of prepaid factory purchases made during the first quarter of fiscal 2013, and are not anticipated to continue for the remainder of fiscal 2013 and are not indicative of results expected to be achieved in subsequent quarters.

The improved margins for the quarter ended June 30, 2012 were aided by, among other factors, a higher level of prepaid factory purchases made during the first quarter of fiscal 2013, and are not anticipated to continue for the remainder of fiscal 2013 and are not indicative of results expected to be achieved in subsequent quarters.

Other operating costs and expenses — Other operating costs and expenses as a percentage of net revenues were 0.9% in the first quarter of fiscal 2013 and 0.8% in the first quarter of fiscal 2012. In absolute terms, other operating costs and expenses increased $21,000, or 5.4%, to $408,000 in the first quarter of fiscal 2013 as compared to $387,000 in the first quarter of fiscal 2012 resulting from lower warranty and returns processing costs.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 4.4% in the first quarter of fiscal 2013 as compared to 3.3% in the first quarter of fiscal 2012. S,G&A, in absolute terms, increased $0.3 million, or 18.9%, to $2.0 million in the first quarter of fiscal 2013 as compared to $1.7 million in the first quarter of fiscal 2012. The increase in S,G&A in absolute terms between the first quarter of fiscal 2013 and the first quarter of fiscal 2012 was primarily due to an increase in legal fees of $0.2 million and a reduced benefit in bad debt recoveries of $0.2 million, partially offset by a decrease in compensation and consulting costs of $0.2 million.

Interest income, net — Interest income, net, was $31,000 in the first quarters of fiscal 2013 and fiscal 2012.

Realized gain on sale of marketable security — Realized gain on sale of marketable security was nil in the first quarter of fiscal 2013 and $828,000 in the first quarter of fiscal 2012. The realized gain resulted from the sale in May 2011 of the Company’s last remaining auction rate security (see Note 10 – “Marketable Securities”).

Provision for income taxes — In the first quarter of fiscal 2013 and the first quarter of fiscal 2012, the Company recorded income tax expense of $0.6 million and $1.4 million, respectively. In the first quarter of fiscal 2013, the amount of income tax expense recorded by the Company was lower than in the first quarter of fiscal 2012 because the Company recorded a larger percentage of its taxable earnings in the first quarter of fiscal 2013 in tax jurisdictions with lower comparative tax rates than in the first quarter of fiscal 2012.

Net income — As a result of the foregoing factors, the Company’s net income was $3.8 million in the first quarter of fiscal 2013 as compared to net income of $3.3 million in the first quarter of fiscal 2012.

Liquidity and Capital Resources

General

As of June 30, 2012, the Company had cash and cash equivalents of approximately $39.7 million, as compared to approximately $21.5 million of June 30, 2011. Working capital increased to $68.5 million at June 30, 2012 as compared to $54.2 million at June 30, 2011. The increase in cash and cash equivalents of approximately $18.2 million was primarily due to the net income generated by the Company during the twelve months ended June 30, 2012, the sale of the company’s former headquarters building in December 2011 and a decrease in restricted cash.

Cash flow used by operating activities was $5.4 million for the three months ended June 30, 2012, resulting primarily from increases in accounts receivable and prepaid expenses and other current assets, partially offset by increased accounts payable, the net income generated during the period and decreases in inventory. The increase in accounts receivable at June 30, 2012 as compared to March 31, 2012 was due to increased sales in June 2012 as compared to March 2012. The increase in prepaid expenses and other current assets at June 30, 2012 as compared to March 31, 2012 was due to a higher level of prepaid factory purchases at June 30, 2012 as compared to March 31, 2012.

Net cash provided by investing activities was $0.2 million for the three months ended June 30, 2012, which was primarily due to a decrease in restricted cash.

Net cash used by financing activities was $9,000 for the three months ended June 30, 2012, resulting from a decrease in the Company’s long term borrowings.

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

Credit Arrangements

Letters of Credit – Beginning November 2010, the Company began utilizing Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At June 30, 2012, the Company had outstanding letters of credit totaling $70,337. A like amount of cash, which was posted by the Company as collateral against these outstanding letters of credit, at June 30, 2012, has been classified by the Company as Restricted Cash on the balance sheet.

Short-term Liquidity

In the first quarter of fiscal 2013, products representing approximately 58% of net sales were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.

The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Recently Issued Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board during the three months ended June 30, 2012 or during the interim period between June 30, 2012 and August 14, 2012 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

Accounting Standards Update 2012-02, Intangibles—Goodwill and Other (Topic 350) : Testing Indefinite-Lived Intangible Assets for Impairment (Issued July 2012)

The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.

Previous guidance in Subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. In accordance with the amendments in this Update, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in Update 2011-08.

The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

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

The Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2012, are effective to reasonably ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other. Except for the litigation matter described above, the Company is not currently a party to any legal proceedings other than litigation matters, in most cases involving ordinary and routine claims incidental to our business. Management cannot estimate with certainty the Company’s ultimate legal and financial liability with respect to such pending litigation matters. However, management believes, based on our examination of such matters, that the Company’s ultimate liability will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There were no material changes in any risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 13, 2012.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Duncan Hon
Date: August 14, 2012	Duncan Hon
Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew L. Davis
Date: August 14, 2012	Andrew L. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)