Form 10-Q
period 2012-09-30
EMERSON RADIO CORP
filed 2012-11-19
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of common stock as of November 19, 2012: 27,129,832.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except earnings per share data)

	Three Months Ended September 30		Six Months Ended September 30
	2012	2011	2012	2011
Net Revenues:
Net product sales	$32,299	$40,214	$77,175	$90,316
Licensing revenue	2,416	1,166	3,551	2,588

Net revenues	34,715	41,380	80,726	92,904
Costs and expenses:
Cost of sales	29,102	37,005	68,275	82,600
Other operating costs and expenses	385	302	793	689
Selling, general and administrative expenses	1,737	2,380	3,745	4,069
Impairment of trademark	1,326	—	1,326	—

	32,550	39,687	74,139	87,358
Operating income	2,165	1,693	6,587	5,546
Other income:
Interest income (expense), net	67	(1)	98	30
Realized gain on sale of marketable security	—	—	—	828

Income before income taxes	2,232	1,692	6,685	6,404
Provision (benefit) for income taxes	285	(71)	898	1,304

Net income	$1,947	$1,763	$5,787	$5,100

Net income per share:
Basic	$.07	$.06	$.21	$.19
Diluted	$.07	$.06	$.21	$.19
Weighted average shares outstanding:
Basic	27,130	27,130	27,130	27,130
Diluted	27,130	27,130	27,130	27,131

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	September 30, 2012	March 31, 2012(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,488	$44,960
Restricted cash	118	215
Short term investments	25,000	—
Accounts receivable, net	16,311	12,134
Other receivables	2,277	1,193
Due from affiliates	1	1
Inventory, net	12,620	11,269
Prepaid expenses and other current assets	5,456	2,873
Deferred tax assets	2,349	2,304

Total current assets	91,620	74,949
Property, plant and equipment, net	206	260
Trademarks, net	219	1,545
Deferred tax assets	1,622	1,668
Other assets	331	262

Total assets	$93,998	$78,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term borrowings	65	64
Accounts payable and other current liabilities	18,292	9,152
Due to affiliates	—	11
Accrued sales returns	1,475	1,201
Income taxes payable	232	107

Total current liabilities	20,064	10,535
Long-term borrowings	51	72
Deferred tax liabilities	193	177

Total liabilities	20,308	10,784
Shareholders’ equity:
Preferred shares -$.01 par value, 10,000,000 shares authorized at September 30, 2012 and March 31, 2012, respectively; 3,677 shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively; liquidation preference of $3,677,000 at September 30, 2012 and March 31, 2012, respectively	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized, 52,965,797 shares issued at September 30, 2012 and March 31, 2012, respectively; 27,129,832 shares outstanding at September 30, 2012 and March 31, 2012, respectively	529	529
Capital in excess of par value	98,785	98,785
Accumulated other comprehensive income (losses)	345	(82)
Accumulated deficit	(5,055)	(10,418)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	73,690	67,900

Total liabilities and shareholders’ equity	$93,998	$78,684

(A)	Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed with the Securities and Exchange Commission on July 13, 2012.

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended September 30
	2012	2011
Cash flows from operating activities:
Net income	$5,787	$5,100
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	48	167
Deferred tax expense	17	1,096
Asset allowances, reserves and other	229	(918)
Gain on sale of marketable security	—	(828)
Impairment of trademark	1,326	—
Changes in assets and liabilities:
Accounts receivable	(4,116)	(5,708)
Other receivables	(1,084)	401
Due from affiliates	—	(9)
Inventories	(1,364)	(15,117)
Prepaid expenses and other current assets	(2,583)	(415)
Other assets	(69)	28
Accounts payable and other current liabilities	9,140	6,268
Due to affiliates	(11)	(1)
Interest and income taxes payable	125	(79)

Net cash provided (used) by operating activities	7,445	(10,015)

Cash flows from investing activities:
Short term investment	(25,000)	—
Proceeds from sale of marketable security	—	4,725
Decrease (increase) in restricted cash	97	(67)
Additions to property and equipment	(1)	—
Disposals of property and equipment	7	—

Net cash (used) provided by investing activities	(24,897)	4,658

Cash flows from financing activities:
Repayments of short-term borrowings	1	(2,468)
Net (decrease) in capital lease and other rental obligations	(21)	(33)

Net cash used by financing activities	(20)	(2,501)

Net decrease in cash and cash equivalents	(17,472)	(7,858)
Cash and cash equivalents at beginning of period	44,960	39,796

Cash and cash equivalents at end of period	$27,488	$31,938

Cash paid during the period for:
Interest	$7	$13
Income taxes	$606	$850

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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2012 and the results of operations for the three and six month periods ended September 30, 2012 and September 30, 2011. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2012 (“fiscal 2012”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2012.

The results of operations for the three and six month periods ended September 30, 2012 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ended March 31, 2013 (“fiscal 2013”).

Certain reclassifications may have been made to conform the prior year’s financial statements to the current presentation.

Unless otherwise disclosed in the notes to these financial statements, the estimated fair value of the financial assets and liabilities approximates the carrying value.

Subsequent events have been evaluated through November 19, 2012.

Stock-Based Compensation

The Company measures compensation cost for stock-based compensation arrangements based on grant date fair value. The computed fair value is expensed ratably over the requisite vesting period as required by ASC Topic 718 “Compensation — Stock Compensation”. All outstanding stock based compensation arrangements issued by the Company were fully vested as of November 30, 2009. Consequently, the Company recorded no compensation costs during either of the three or six month periods ended September 30, 2012 and September 30, 2011.

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

NOTE 2 — COMPREHENSIVE INCOME

Comprehensive income for the three and six months ended September 30, 2012 and September 30, 2011 are as follows (in thousands):

	Three months ended September 30		Six months ended September 30
	2012	2011	2012	2011
Net income	$1,947	$1,763	$5,787	$5,100
Foreign currency translation adjustment	—	—	427	—

Comprehensive income	$1,947	$1,763	$6,214	$5,100

NOTE 3 — NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$1,947	$1,763	$5,787	$5,100

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130	27,130	27,130
Effect of dilutive securities on denominator:
Options (computed using the treasury stock method)	—	—	—	—

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,130	27,130	27,130

Basic and diluted earnings per share	$.07	$.06	$.21	$.19

NOTE 4 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at September 30, 2012 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At September 30, 2012, the Company had approximately 50,000 options outstanding and exercisable with exercise prices ranging from $3.07 to $3.19.

NOTE 5 — INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of September 30, 2012 and March 31, 2012, inventories consisted of the following (in thousands):

	September 30, 2012	March 31, 2012
	(Unaudited)
Finished goods	$12,711	$11,347
Less inventory allowances	(91)	(78)

Net inventory	$12,620	$11,269

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

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of September 30, 2012:

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

Taxability of March 2010 Dividend

As previously disclosed, on March 2, 2010, the Board of Directors of the Company (the “Board”) declared an extraordinary dividend of $1.10 per common share, which was paid on March 24, 2010. In connection with the Company’s determination as to the taxability of the dividend, the Board relied upon information and research provided to it by the Company’s tax advisors and, in reliance on the “stock-for-debt” exception in the Internal Revenue Code Sections 108(e)(8) and (e)(10), concluded that 4.9% of such dividend paid was taxable to the recipients.

In August 2012, the Company received a Form 886-A from the Internal Revenue Service (the “IRS”) which challenges the Company’s conclusions and determines that the Company does not qualify for the above-referenced exception. Accordingly, the IRS has concluded that 100% of the dividend paid was taxable to the recipients. The Company is defending its position and calculations and is contesting the position asserted by the IRS. The Company prepared and, on October 25, 2012, delivered its rebuttal to the IRS contesting the IRS determination.

In the event that the Company is not successful in establishing with the IRS that the Company’s calculations were correct, then the shareholders who received the dividend likely will be subject to and liable for an assessment of additional taxes due. Moreover, the Company may be contingently liable for taxes due by its shareholders resulting from the dividend paid by the Company.

NOTE 7 — RELATED PARTY TRANSACTIONS

From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited (Provisional Liquidators Appointed) (“Grande”), and one or more of Grande’s direct and indirect subsidiaries. Set forth below is a summary of such transactions.

Controlling Shareholder

Grande has, together with S&T International Distribution Limited (“S&T”), a subsidiary of Grande, Grande N.A.K.S. Ltd. and Christopher Ho (Chairman of Grande’s and Emerson’s Boards of Directors) (together with Grande, the “Reporting Persons”) filed, on July 5, 2012, a Schedule 13D/A with the Securities and Exchange Commission (“SEC”) stating that, as of the filing date, the Reporting Persons (except Christopher Ho) had the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 56.2%, of the outstanding common stock of Emerson, subject only to the rights granted to Deutsche Bank AG (“Deutsche Bank”) pursuant to a security agreement entered into between S&T and Deutsche Bank on January 20, 2010 in which S&T granted a security interest in an aggregate of 3,780,600 shares in Emerson common stock (the “Pledged Shares”) owned by S&T but pledged to Deutsche Bank for the purposes of securing obligations owing from Grande to Deutsche Bank (the “Secured Obligations”).

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

On May 31, 2011, upon application of a major creditor, the High Court of Hong Kong appointed Fok Hei Yu (who is also known by the anglicized name Vincent Fok), a current director, and Roderick John Sutton, both of FTI Consulting (Hong Kong) Limited (“FTI”), as Joint and Several Provisional Liquidators over Grande. Accordingly, as of May 31, 2011, the directors of Grande no longer have the ability to exercise control over Grande or the power to direct the voting and disposition of the 15,243,283 shares claimed to be owned by Grande. Instead, Mr. Fok, as a Provisional Liquidator over Grande, has such power.

Related Party Transactions

Rented Office Space in Hong Kong

The Company is billed for service charges from Brighton Marketing Limited, a subsidiary of Grande, and The Grande Properties Management Limited, a related party of Grande, in connection with the Company’s rented office space in Hong Kong. These charges totaled approximately $12,000 for the three month period ended September 30, 2012 and approximately $15,000 for the three month period ended September 30, 2011. For the six month periods ended September 30, 2012 and September 30, 2011, these charges totaled approximately $24,000 and $54,000, respectively. Emerson owed Brighton Marketing Limited $0 at September 30, 2012 and approximately $1,000 at September 30, 2011 pertaining to theses charges.

Beginning July 3, 2012, the Company entered into a rental agreement with Lafe Strategic Services Limited (“Lafe”), which is a related party of Grande, whereby the Company is leasing out excess space within its rented office space in Hong Kong to Lafe. The rental agreement is on a month-by-month basis, cancellable by either the Company or Lafe on one month’s written notice. During the three month period ended September 30, 2012, the Company earned rental income of approximately $9,000 and owed Lafe an amount of approximately $6,000 for a security deposit paid to the Company by Lafe at the inception of the agreement.

Consulting Services Provided to Emerson by one of its Directors

During the three months ended September 30, 2012 and September 30, 2011, Emerson paid consulting fees of approximately $31,000 and $11,000, respectively, to Mr. Eduard Will, a director of Emerson, for work performed by Mr. Will related to strategy for the Kayne Litigation as more fully described in Note 9 – “Legal Proceedings – Kayne Litigation” and merger and acquisition research. In addition, during each of the three months ended September 30, 2012 and September 30, 2011, Emerson paid expense reimbursements and advances, in the aggregate, of nil to Mr. Will, related to this consulting work and his service as a director of Emerson.

During the six months ended September 30, 2012 and September 30, 2011, Emerson paid consulting fees of approximately $62,000 and $14,000, respectively, to Mr. Eduard Will, a director of Emerson, for work performed by Mr. Will related to strategy for the Kayne Litigation as more fully described in Note 9 – “Legal Proceedings – Kayne Litigation”, merger and acquisition research, as well as work related to the strategy for a shareholder derivative lawsuit that the Company settled in January 2011. In addition, during the six months ended September 30, 2012 and September 30, 2011, Emerson paid expense reimbursements and advances, in the aggregate, of nil and approximately $18,000, respectively, to Mr. Will, related to this consulting work and his service as a director of Emerson.

At September 30, 2012, the Company owed Mr. Will $0 and at September 30, 2011, Mr. Will owed the Company approximately $8,000 in the form of unused travel advances previously paid to him for which the travel had not yet occurred.

Dividend-Related Issues with S&T

On March 2, 2010, the Board declared an extraordinary dividend of $1.10 per common share, which was paid on March 24, 2010. In connection with the Company’s determination as to the taxability of the dividend, the Board relied upon information and research provided to it by the Company’s tax advisors and, in reliance on the “stock-for-debt” exception in the Internal Revenue Code Sections 108(e)(8) and (e)(10), concluded that 4.9% of such dividend paid was taxable to the recipients.

In August 2012, the Company received a Form 886-A from the Internal Revenue Service (the “IRS”) which challenges the Company’s conclusions and determines that the Company does not qualify for the above-referenced exception. Accordingly, the IRS has concluded that 100% of the dividend paid was taxable to the recipients. The Company is defending its position and calculations and is contesting the position asserted by the IRS. The Company prepared and, on October 25, 2012, delivered its rebuttal to the IRS contesting the IRS determination.

In the event that the Company is not successful in establishing with the IRS that the Company’s calculations were correct, then the shareholders who received the dividend likely will be subject to and liable for an assessment of additional taxes due. Moreover, the Company may be contingently liable for taxes due by its shareholders resulting from the dividend paid by the Company.

Initially, the Company withheld from the dividend funds allocated to the tax liability associated with such dividend. As previously disclosed, on April 7, 2010, upon a request made to the Company by S&T, the Company entered into an agreement with S&T (the “Agreement”), whereby the Company returned to S&T on April 7, 2010 that portion of the funds withheld for taxes from the dividend paid on March 24, 2010 to S&T, which the Company believes is not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits. The Agreement includes provisions pursuant to which S&T agreed to indemnify the Company for any liability imposed on it as a result of the Company’s agreement not to withhold such funds for S&T’s possible tax liability and a pledge of stock as collateral. The Company continues to assert that such dividend is not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits. In addition, the Company also continues to assert that this transaction results in an off-balance sheet arrangement and a possible contingent tax liability of the Company, which, if recognized, would be offset in part by the calling by the Company on S&T of the indemnification provisions of the Agreement.

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

In March 2011, upon the request of S&T to the Company, the Company and S&T agreed that the collateral pledged as a part of the Agreement would no longer be required and such collateral was returned by the Company to S&T in March 2011 and the Agreement was amended and restated to remove the collateral requirement but retain the indemnification provisions. The Agreement, as amended (the “Amended Agreement”), remains in effect as of today. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify Emerson under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes which would have a material adverse effect on the Company’s financial condition and operations.

Other

During the three months ended September 30, 2012 and September 30, 2011, Emerson invoiced Vigers Appraisal & Consulting Ltd. (“Vigers”), a related party of Grande, approximately $1,000 and $1,000, respectively, for usage of telephone and data lines maintained by Emerson. During the six months ended September 30, 2012 and September 30, 2011, Emerson invoiced Vigers approximately $2,000 and $2,000, respectively, for usage of telephone and data lines maintained by Emerson. Vigers owed Emerson approximately $1,000 at both September 30, 2012 and September 30, 2011 related to this activity.

NOTE 8 — BORROWINGS

Short-term Borrowings

Letters of Credit — The Company uses Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At September 30, 2012, the Company had outstanding letters of credit totaling $118,000. A like amount of cash, which was posted by the Company as collateral against these outstanding letters of credit, at September 30, 2012, has been classified by the Company as Restricted Cash on the balance sheet.

Long-term Borrowings

At September 30, 2012 and March 31, 2012, borrowings under long-term facilities consisted of the following (in thousands):

	September 30, 2012	March 31, 2012
	(Unaudited)
Capitalized lease obligations	116	136
Less current maturities	(65)	(64)

Long term debt	$51	$72

NOTE 9 — LEGAL PROCEEDINGS

Kayne Litigation — On July 7, 2011, the Company was served with an amended complaint (the “Complaint”) filed in the United States District Court for the Central District of California alleging, among other things, that the Company, certain of its present and former directors and other entities or individuals now or previously associated with Grande, intentionally interfered with the ability of the plaintiffs to collect on a judgment (now approximately $47 million) they had against Grande by engaging in transactions (such as the dividend paid to all shareholders in March 2010) which transferred assets out of the United States. The Complaint also asserts claims under the civil RICO statute and for alter ego liability. In the Company’s opinion, the claims appear to be devoid of merit. Accordingly, on September 27, 2011, Emerson moved to dismiss the action for failure to state a claim (the “Motion”). On or about February 27, 2012, the Court dismissed the intentional interference claim and portions of the Civil RICO claim with leave to re-plead, but denied the Motion to dismiss the alter ego claim. On March 19, 2012, the plaintiffs filed a Second Amended Complaint setting forth the same claims as the Complaint. On April 20, 2012, the Company moved to dismiss the re-pleaded intentional interference and RICO claims, and oral arguments on this motion were held on June 18, 2012. On September 6, 2012, the Court dismissed the RICO claim, but granted the plaintiffs leave to re-plead. On September 17, 2012, the plaintiffs filed a Third Amended Complaint setting forth the same claims as the Complaint. The Company’s response to the Third Amended Complaint was due and filed on October 4, 2012, which again included a motion to dismiss the alter ego claim. In the interim, the parties have exchanged document discovery requests and responses. Plaintiffs and certain co-defendants have produced documents. This action has been scheduled for an April 23, 2013 trial date. Emerson is defending the action vigorously.

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

NOTE 11 — TRADEMARKS

During the three months ended September 30, 2012, upon completion of an analysis which showed the absence of future expected cash flows, the Company determined that the value of one of its non-strategic trademarks was fully impaired. Thus, the Company recorded in September 2012 an impairment charge of $1.3 million to write off this trademark. The Company does not anticipate any future material adverse financial impacts arising from this impairment.

NOTE 12 — SHORT TERM INVESTMENTS

During the three months ended September 30, 2012, the Company invested $25.0 million in certificates of deposit with durations in excess of three months. $5.0 million of the certificates mature on December 31, 2012 and $20.0 million of the certificates mature on February 19, 2013.

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

Results of Operations

The following table summarizes certain financial information for the three and six month periods ended September 30, 2012 (fiscal 2013) and September 30, 2011 (fiscal 2012) (in thousands):

	Three months ended September 30		Six months ended September 30
	2012	2011	2012	2011
Net product sales	$32,299	$40,214	$77,175	$90,316
Licensing revenue	2,416	1,166	3,551	2,588

Net revenues	34,715	41,380	80,726	92,904
Cost of sales	29,102	37,005	68,275	82,600
Other operating costs and expenses	385	302	793	689
Selling, general and administrative expenses	1,737	2,380	3,745	4,069
Impairment of trademark	1,326	—	1,326	—

Operating income	2,165	1,693	6,587	5,546
Interest income (expense), net	67	(1)	98	30
Realized gain on sale of marketable security	—	—	—	828

Income before income taxes	2,232	1,692	6,685	6,404
Provision (benefit) for income taxes	285	(71)	898	1,304

Net income	$1,947	$1,763	$5,787	$5,100

Net product sales — Net product sales for the second quarter of fiscal 2013 were $32.3 million as compared to $40.2 million for the second quarter of fiscal 2012, a decrease of $7.9 million or 19.7%. For the six month period of fiscal 2013, net product sales were $77.2 million as compared to $90.3 million for the six month period of fiscal 2012, a decrease of $13.1 million or 14.6%. The Company’s sales during the six month periods of fiscal 2013 and fiscal 2012 were highly concentrated among the Company’s two largest customers, as to which gross product sales comprised approximately 94.9% and 91.1%, respectively, of the Company’s total gross product sales. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $0.3 million and $0.3 million for the second quarters of fiscal 2013 and fiscal 2012, respectively, and approximately $0.5 million and $0.5 million for the six month periods of fiscal 2013 and fiscal 2012, respectively. The Company confronts increasing pricing pressure which is a trend that management expects to continue.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)	Houseware product net sales decreased $5.9 million, or 15.9%, to $31.3 million in the second quarter of fiscal 2013 as compared to $37.2 million in the second quarter of fiscal 2012, principally driven by a decrease in sales of compact refrigerators, microwave ovens, wine coolers, toaster ovens and coffee makers. For the six month period of fiscal 2013, houseware products net sales were $75.1 million, a decrease of $9.5 million or 11.2%, from $84.6 million for the six month period of fiscal 2012, principally driven by a decrease in sales of compact refrigerators, microwave ovens, wine coolers, toaster ovens and coffee makers; and

ii)	Audio product net sales were $1.0 million in the second quarter of fiscal 2013 as compared to $2.9 million in the second quarter of fiscal 2012, a decrease of $1.9 million, or 67.5%, resulting from decreased sales of the Company’s portable audio and clock radio product offerings. For the six month period of fiscal 2013, audio product net sales were $2.1 million, a decrease of $3.6 million, or 64.1%, from $5.7 million in the six month period of fiscal 2012, resulting from decreased net sales of the Company’s portable audio and clock radio product offerings.

As reported by the Company in a Form 8-K filed with the SEC on October 19, 2012, the Company has been informed by its customer Wal-Mart, which accounted for approximately 48% of the Company’s net revenues during the year ended March 31, 2012 (“Fiscal 2012”), that, commencing with the Spring of 2013, it will discontinue purchasing from Emerson two microwave oven products currently sold by the Company to Wal-Mart. During Fiscal 2012, these two microwave oven products comprised, in the aggregate, approximately $48.4 million, or 31%, of the Company’s net product sales. Currently, it is anticipated that Emerson will continue shipping these products throughout the remainder of Fiscal 2013 (the year ending March 31, 2013), with sales of such products declining in the fourth quarter of Fiscal 2013. Emerson anticipates that the full impact of Wal-Mart’s decision will be realized by the Company in Fiscal 2014, which begins on April 1, 2013. As repeatedly disclosed by the Company, the complete loss of, or significant reduction in, business with either of the Company’s key customers will have a material adverse effect on the Company’s business and results of operations. Accordingly, Wal-Mart’s decision will have a material adverse effect on the Company’s business and results of operations. The Company intends to immediately commence a process to consider various strategic alternatives, including a complete analysis of its current and prospective product lines. There can be no assurance that the Company will be able to increase sales of such products at levels sufficient to offset the adverse impact of Wal-Mart’s decision, if at all.

Licensing revenue — Licensing revenue in the second quarter of fiscal 2013 was $2.4 million compared to $1.2 million in the second quarter of fiscal 2012, an increase of $1.2 million or 107.2%. Licensing revenue for the six month period of fiscal 2013 was $3.6 million as compared to $2.6 million for the six month period of fiscal 2012, an increase of $1.0 million or 37.2%. The increase in year-over-year licensing revenue for both the second quarter and six month periods of fiscal 2013 was due to approximately $1.3 million of higher year-over-year licensing revenue earned from the Company’s largest licensee, Funai Corporation, Inc. (“Funai”), because Funai met its annual minimum royalty payment obligation during the second quarter of the Company’s fiscal year 2013, as compared to the prior year, when Funai met its annual minimum royalty payment obligation during the third quarter of the Company’s fiscal year 2012, partly offset by lower aggregate year-over-year licensing revenues earned by the Company from its other active licensees due to a lower year-over-year number of licensees.

The Company’s largest license agreement is with Funai, which accounted for approximately 92% and 89% of the Company’s total licensing revenue for the second quarter and six month period of fiscal 2013, respectively, and which expires December 31, 2012 unless renewed. The agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the Emerson® trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, the Company receives non-refundable minimum annual royalty payments of $3.75 million each calendar year and a license fee on sales of product subject to the agreement in excess of the minimum annual royalties. The Company and Funai continue to negotiate a renewal of such license; however there is no assurance that a renewal will be consummated on terms acceptable to the Company, if at all.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $34.7 million in the second quarter of fiscal 2013 as compared to $41.4 million in the second quarter of fiscal 2012, a decrease of $6.7 million, or 16.1%, and $80.7 million in the six month period of fiscal 2013 as compared to $92.9 million in the six month period of fiscal 2012, a decrease of $12.2 million, or 13.1%.

Cost of Sales — In absolute terms, cost of sales decreased $7.9 million, or 21.4%, to $29.1 million in the second quarter of fiscal 2013 as compared to $37.0 million in the second quarter of fiscal 2012. Cost of sales, as a percentage of net revenues was 83.8% in the second quarter of fiscal 2013 as compared to 89.4% in the second quarter of fiscal 2012. Cost of sales, as a percentage of net product sales was 90.1% in the second quarter of fiscal 2013 as compared to 92.0% in the second quarter of fiscal 2012. The decrease in absolute terms for the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012 was primarily related to the reduced net product sales and lower year-over-year cost of sales as a percentage of sales. The improved margins for the quarter ended September 30, 2012 are not anticipated to continue for the remainder of fiscal 2013 and are not indicative of results expected to be achieved in subsequent quarters.

In absolute terms, cost of sales decreased $14.3 million, or 17.3%, to $68.3 million in the six month period of fiscal 2013 as compared to $82.6 million in the six month period of fiscal 2012. Cost of sales, as a percentage of net revenues was 84.6% in the six month period of fiscal 2013 as compared to 88.9% in the six month period of fiscal 2012. Cost of sales, as a percentage of net product sales was 88.5% in the six month period of fiscal 2013 as compared to 91.5% in the six month period of fiscal 2012. The decrease in absolute terms for the six month period of fiscal 2013 as compared to the six month period of fiscal 2012 was primarily related to the reduced net product sales and lower year-over-year cost of sales as a percentage of sales, partially offset by the impact of an inventory valuation reserve reduction that occurred in the six month period of fiscal 2012 that did not repeat in the six month period of fiscal 2013. The improved margins for the six month period ended September 30, 2012 are not anticipated to continue for the remainder of fiscal 2013 and are not indicative of results expected to be achieved in subsequent quarters.

The Company purchases the products it sells from a limited number of factory suppliers. For the second quarter of fiscal 2013 and fiscal 2012, 84% and 66%, respectively, of such purchases were from the Company’s largest two suppliers. For the six month period of fiscal 2013 and fiscal 2012, 76% and 79%, respectively, of such purchases were from the Company’s largest two suppliers.

Other Operating Costs and Expenses — As a percentage of net revenues, other operating costs and expenses were 1.1% in the second quarter of fiscal 2013 and 0.7% in the second quarter of fiscal 2012. In absolute terms, other operating costs and expenses increased $0.1 million, or 27.5%, to $0.4 million for the second quarter of fiscal 2013 as compared to $0.3 million in the second quarter of fiscal 2012 as a result of higher warranty and returns processing costs. For the six month period of fiscal 2013, other operating costs were 1.0% of net revenues as compared to 0.7% of net revenues for the six month period of fiscal 2012. In absolute terms, other operating costs and expenses increased $0.1 million, or 15.1%, to $0.8 million for the six month period of fiscal 2013 as compared to $0.7 million for the six month period of fiscal 2012 also resulting from higher warranty and returns processing costs.

Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 5.0% in the second quarter of fiscal 2013 as compared to 5.8% in the second quarter of fiscal 2012. S,G&A, in absolute terms, decreased $0.7 million, or 27.0%, to $1.7 million for the second quarter of fiscal 2013 as compared to $2.4 million for the second quarter of fiscal 2012. The decrease in S,G&A in absolute terms between the second quarter of fiscal 2013 and second quarter of fiscal 2012 was primarily due to lower compensation and consulting costs, and lower legal fees. For the six month period of fiscal 2013, S,G&A was 4.6% of net revenues as compared to 4.4% for the six month period of fiscal 2012. In absolute terms, S,G&A decreased $0.4 million, or 8.0%, to $3.7 million for the six month period of fiscal 2013 as compared to $4.1 million in the six month period of fiscal 2012. The decrease in S,G&A in absolute terms between the six month periods of fiscal 2013 and fiscal 2012 was primarily due to lower compensation and consulting costs.

Impairment of trademark — During the three months ended September 30, 2012, upon completion of an analysis which showed the absence of future expected cash flows, the Company determined that the value of one of its non-strategic trademarks was fully impaired. Thus, the Company recorded in September 2012 an impairment charge of $1.3 million to write off this trademark. The Company does not anticipate any future material adverse financial impacts arising from this impairment.

Interest income (expense), net — Interest income, net, was $67,000 in the second quarter of fiscal 2013 as compared to interest expense of $1,000 in the second quarter of fiscal 2012, an increase of $68,000. Interest income, net, was $98,000 in the six month period of fiscal 2013 as compared to $30,000 in the six month period of fiscal 2012, an increase of $68,000.

Realized Gain on Sale of Marketable Security — Realized gain on sale of marketable security was nil in both the second quarter and six month period of fiscal 2013 and nil in the second quarter of fiscal 2012 and $828,000 in the six month period of fiscal 2012. The realized gain resulted from the sale in May 2011 of the Company’s last remaining auction rate security (see Note 10 – “Marketable Securities”).

Provision (benefit) for Income Taxes — In the second quarter and six month period of fiscal 2013, the Company recorded income tax expense of $0.3 million and $0.9 million, respectively, as compared to a benefit of $71,000 and income tax expense of $1.3 million, respectively, in the second quarter and six month period of fiscal 2012.

Net income — As a result of the foregoing factors, the Company realized net income of $1.9 million in the second quarter of fiscal 2013 as compared to $1.8 million in the second quarter of fiscal 2012, an increase of $0.1 million, or 10.4%. For the six month period of fiscal 2013, the Company realized net income of $5.8 million as compared to $5.1 million in the six month period of fiscal 2012, an increase of $0.7 million, or 13.5%.

Liquidity and Capital Resources

General

As of September 30, 2012, the Company had cash and cash equivalents of approximately $27.5 million, as compared to approximately $31.9 million at September 30, 2011. Working capital increased to $71.6 million at September 30, 2012 as compared to $55.9 million at September 30, 2011. The decrease in cash and cash equivalents of approximately $4.4 million was primarily due to an increase in short term investments, an increase in prepaid expenses and a decrease in accounts payable during the twelve months ended September 30, 2012, partly offset by the net income generated by the Company, a decrease in inventory and the sale of the Company’s former headquarters building in December 2011.

Cash flow provided by operating activities was $7.4 million for the six months ended September 30, 2012, resulting primarily from increases in accounts payable and the net income generated during the period, partially offset by increases in accounts receivable, prepaid expenses and inventory.

Net cash used by investing activities was $24.9 million for the six months ended September 30, 2012, primarily due to a short term investment in certificates of deposit, partially offset by a reduction in restricted cash.

Net cash used by financing activities was $20,000 for the six months ended September 30, 2012, resulting from payments made on the Company’s capital lease and rental obligations.

Other Events and Circumstances Pertaining to Liquidity

Provisional Liquidation of the Company’s controlling shareholder

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

Taxability of March 2010 Dividend

As previously disclosed, on March 2, 2010, the Board declared an extraordinary dividend of $1.10 per common share, which was paid on March 24, 2010. In connection with the Company’s determination as to the taxability of the dividend, the Board relied upon information and research provided to it by the Company’s tax advisors and, in reliance on the “stock-for-debt” exception in the Internal Revenue Code Sections 108(e)(8) and (e)(10), concluded that 4.9% of such dividend paid was taxable to the recipients.

In August 2012, the Company received a Form 886-A from the Internal Revenue Service (the “IRS”) which challenges the Company’s conclusions and determines that the Company does not qualify for the above-referenced exception. Accordingly, the IRS has concluded that 100% of the dividend paid was taxable to the recipients. The Company is defending its position and calculations and is contesting the position asserted by the IRS. The Company prepared and, on October 25, 2012, delivered its rebuttal to the IRS contesting the IRS determination.

In the event that the Company is not successful in establishing with the IRS that the Company’s calculations were correct, then the shareholders who received the dividend likely will be subject to and liable for an assessment of additional taxes due. Moreover, the Company may be contingently liable for taxes due by its shareholders resulting from the dividend paid by the Company.

Initially, the Company withheld from the dividend funds allocated to the tax liability associated with such dividend. As previously disclosed, on April 7, 2010, upon a request made to the Company by its foreign controlling shareholder, S&T, the Company entered into an agreement with S&T (the “Agreement”), whereby the Company returned to S&T on April 7, 2010 that portion of the funds withheld for taxes from the dividend paid on March 24, 2010 to S&T, which the Company believes is not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits. The Agreement includes provisions pursuant to which S&T agreed to indemnify the Company for any liability imposed on it as a result of the Company’s agreement not to withhold such funds for S&T’s possible tax liability and a pledge of stock as collateral. The Company continues to assert that such dividend is not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits. In addition, the Company also continues to assert that this transaction results in an off-balance sheet arrangement and a possible contingent tax liability of the Company, which, if recognized, would be offset in part by the calling by the Company on S&T of the indemnification provisions of the Agreement.

In March 2011, upon the request of S&T to the Company, the Company and S&T agreed that the collateral pledged as a part of the Agreement would no longer be required and such collateral was returned by the Company to S&T in March 2011 and the Agreement was amended and restated to remove the collateral requirement but retain the indemnification provisions. The Agreement, as amended (the “Amended Agreement”), remains in effect as of today. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify Emerson under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes which would have a material adverse effect on the Company’s financial condition and operations.

Credit Arrangements

Letters of Credit — The Company utilizes Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At September 30, 2012, the Company had outstanding letters of credit totaling $118,000. A like amount of cash, which was posted by the Company as collateral against these outstanding letters of credit, at September 30, 2012, has been classified by the Company as Restricted Cash on the balance sheet.

Short-term Liquidity

During the three and six months ended September 30, 2012, products representing approximately 48% and 54% of net sales, respectively, were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.

The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Recently Issued Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board during the three months ended September 30, 2012 or during the interim period between September 30, 2012 and November 19, 2012 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

Accounting Standards Update 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update) (Issued August 2012)

Amends various SEC paragraphs: (a) pursuant to the issuance of Staff Accounting Bulletin No. 114; (b) pursuant to the issuance of the SEC’s Final Rule, “Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification,” Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and (c) related to ASU 2010-22, Accounting for Various Topics.

Accounting Standards Update 2012-04, Technical Corrections and Improvements (Issued October 2012)

Clarifies the Codification or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. Amendments to the Codification without transition guidance are effective upon issuance for both public and nonpublic entities. For public entities, amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2013.

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

The Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2012, are effective to reasonably ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Kayne Litigation — On July 7, 2011, the Company was served with an amended complaint (the “Complaint”) filed in the United States District Court for the Central District of California alleging, among other things, that the Company, certain of its present and former directors and other entities or individuals now or previously associated with Grande, intentionally interfered with the ability of the plaintiffs to collect on a judgment (now approximately $47 million) they had against Grande by engaging in transactions (such as the dividend paid to all shareholders in March 2010) which transferred assets out of the United States. The Complaint also asserts claims under the civil RICO statute and for alter ego liability. In the Company’s opinion, the claims appear to be devoid of merit. Accordingly, on September 27, 2011, Emerson moved to dismiss the action for failure to state a claim (the “Motion”). On or about February 27, 2012, the Court dismissed the intentional interference claim and portions of the Civil RICO claim with leave to re-plead, but denied the Motion to dismiss the alter ego claim. On March 19, 2012, the plaintiffs filed a Second Amended Complaint setting forth the same claims as the Complaint. On April 20, 2012, the Company moved to dismiss the re-pleaded intentional interference and RICO claims, and oral arguments on this motion were held on June 18, 2012. On September 6, 2012, the Court dismissed the RICO claim, but granted the plaintiffs leave to re-plead. On September 17, 2012, the plaintiffs filed a Third Amended Complaint setting forth the same claims as the Complaint. The Company’s response to the Third Amended Complaint was due and filed on October 4, 2012. In the interim, the parties have exchanged document discovery requests and responses. Plaintiffs and certain co-defendants have produced documents. This action has been scheduled for an April 23, 2013 trial date. Emerson is defending the action vigorously.

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

EMERSON RADIO CORP. (Registrant)

/s/ Duncan Hon
Date: November 19, 2012	Duncan Hon
Chief Executive Officer (Principal Executive Officer)

/s/ Andrew L. Davis
Date: November 19, 2012	Andrew L. Davis
Chief Financial Officer (Principal Financial and Accounting Officer)