Form 10-Q
period 2012-12-31
EMERSON RADIO CORP
filed 2013-02-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of common stock as of February 14, 2013: 27,129,832.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except earnings per share data)

	Three Months Ended December 31		Nine Months Ended December 31
	2012	2011	2012	2011
Net Revenues:
Net product sales	$22,608	$41,274	$99,783	$131,590
Licensing revenue	2,046	2,177	5,597	4,765

Net revenues	24,654	43,451	105,380	136,355
Costs and expenses:
Cost of sales	20,484	36,657	88,759	119,257
Other operating costs and expenses	253	306	1,046	995
Selling, general and administrative expenses	1,926	2,025	5,671	6,094
Impairment of trademark	—	—	1,326	—

	22,663	38,988	96,802	126,346
Operating income	1,991	4,463	8,578	10,009
Other income:
Interest income, net	132	10	230	40
Gain on sale of building	—	347	—	347
Realized gain on sale of marketable security	—	—	—	828

Income before income taxes	2,123	4,820	8,808	11,224
Provision for income taxes	430	1,649	1,328	2,953

Net income	$1,693	$3,171	$7,480	$8,271

Net income per share:
Basic	$.06	$.12	$.28	$.30
Diluted	$.06	$.12	$.28	$.30
Weighted average shares outstanding:
Basic	27,130	27,130	27,130	27,130
Diluted	27,130	27,130	27,130	27,130

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	December 31, 2012	March 31, 2012(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,288	$44,960
Restricted cash	102	215
Short term investments	35,040	—
Accounts receivable, net	5,945	12,134
Other receivables	1,820	1,193
Due from affiliates	—	1
Inventory, net	12,928	11,269
Prepaid expenses and other current assets	5,420	2,873
Deferred tax assets	2,343	2,304

Total current assets	86,886	74,949
Property, plant and equipment, net	288	260
Trademarks, net	219	1,545
Deferred tax assets	1,453	1,668
Other assets	34	262

Total assets	$88,880	$78,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term borrowings	42	64
Accounts payable and other current liabilities	11,627	9,152
Due to affiliates	—	11
Accrued sales returns	1,105	1,201
Income taxes payable	494	107

Total current liabilities	13,268	10,535
Long-term borrowings	41	72
Deferred tax liabilities	189	177

Total liabilities	13,498	10,784
Shareholders’ equity:
Preferred shares -$.01 par value, 10,000,000 shares authorized at December 31, 2012 and March 31, 2012, respectively; 3,677 shares issued and outstanding at December 31, 2012 and March 31, 2012, respectively; liquidation preference of $3,677,000 at December 31, 2012 and March 31, 2012, respectively	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized, 52,965,797 shares issued at December 31, 2012 and March 31, 2012, respectively; 27,129,832 shares outstanding at December 31, 2012 and March 31, 2012, respectively	529	529
Capital in excess of par value	98,785	98,785
Accumulated other comprehensive income (losses)	345	(82)
Accumulated deficit	(3,363)	(10,418)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	75,382	67,900

Total liabilities and shareholders’ equity	$88,880	$78,684

(A)	Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed with the Securities and Exchange Commission on July 13, 2012.

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended December 31
	2012	2011
Cash flows from operating activities:
Net income	$7,480	$8,271
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	76	247
Deferred tax expense	188	2,149
Asset allowances, reserves and other	(862)	(1,407)
Gain on sale of building	—	(347)
Gain on sale of marketable security	—	(828)
Impairment of trademark	1,326	—
Changes in assets and liabilities:
Accounts receivable	7,045	(2,171)
Other receivables	(627)	(84)
Due from affiliates	1	(1)
Inventories	(1,747)	(8,416)
Prepaid expenses and other current assets	(2,547)	(1,682)
Other assets	228	77
Accounts payable and other current liabilities	2,475	1,477
Due to affiliates	(11)	(1)
Interest and income taxes payable	387	(65)

Net cash provided (used) by operating activities	13,412	(2,781)

Cash flows from investing activities:
Short term investment	(35,040)	—
Proceeds from sale of marketable security	—	4,725
Decrease in restricted cash	113	56
Additions to property and equipment	(111)	(33)
Disposals of property and equipment	7	—
Proceeds from sale of building	—	2,749

Net cash (used) provided by investing activities	(35,031)	7,497

Cash flows from financing activities:
Repayments of short-term borrowings	(22)	(2,470)
Repayments of capital lease and other rental obligations	(31)	(44)

Net cash used by financing activities	(53)	(2,514)

Net (decrease) increase in cash and cash equivalents	(21,672)	2,202
Cash and cash equivalents at beginning of period	44,960	39,796

Cash and cash equivalents at end of period	$23,288	$41,998

Cash paid during the period for:
Interest	$12	$18
Income taxes	$606	$1,492

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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of December 31, 2012 and the results of operations for the three and nine month periods ended December 31, 2012 and December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2012 (“fiscal 2012”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2012.

The results of operations for the three and nine month periods ended December 31, 2012 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ended March 31, 2013 (“fiscal 2013”).

Certain reclassifications may have been made to conform the prior year’s financial statements to the current presentation.

Unless otherwise disclosed in the notes to these financial statements, the estimated fair value of the financial assets and liabilities approximates the carrying value.

Subsequent events have been evaluated through February 14, 2013.

Stock-Based Compensation

The Company measures compensation cost for stock-based compensation arrangements based on grant date fair value. The computed fair value is expensed ratably over the requisite vesting period as required by ASC Topic 718 “Compensation — Stock Compensation”. All outstanding stock based compensation arrangements issued by the Company were fully vested as of November 30, 2009. Consequently, the Company recorded no compensation costs during either of the three or nine month periods ended December 31, 2012 and December 31, 2011.

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

NOTE 2 — COMPREHENSIVE INCOME

Comprehensive income for the three and nine months ended December 31, 2012 and December 31, 2011 are as follows (in thousands):

	Three months ended December 31		Nine months ended December 31
	2012	2011	2012	2011
Net income	$1,693	$3,171	$7,480	$8,271
Foreign currency translation adjustment	—	—	427	—

Comprehensive income	$1,693	$3,171	$7,907	$8,271

NOTE 3 — NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Numerator:
Net income	$1,693	$3,171	$7,480	$8,271

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130	27,130	27,130
Effect of dilutive securities on denominator:
Options (computed using the treasury stock method)	—	—	—	—

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,130	27,130	27,130

Basic and diluted earnings per share	$.06	$.12	$.28	$.30

NOTE 4 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at December 31, 2012 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At December 31, 2012, the Company had approximately 50,000 options outstanding and exercisable, all of which were non-dilutive for the three and nine month periods ending December 31, 2012 and December 31, 2011, with exercise prices ranging from $3.07 to $3.19. 25,000 of these options expire in January 2016 and 25,000 of these options expire in November 2016.

NOTE 5 — INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of December 31, 2012 and March 31, 2012, inventories consisted of the following (in thousands):

	December 31, 2012	March 31, 2012
	(Unaudited)
Finished goods	$13,095	$11,347
Less inventory allowances	(167)	(78)

Net inventory	$12,928	$11,269

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

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of December 31, 2012:

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

The aforementioned Schedule 13D/A also states that, as of the filing date, the Reporting Persons are aware only of the sale of 391,199 of the Pledged Shares by Deutsche Bank and that they have not yet been able to verify whether, or to what extent, Deutsche Bank has taken any other actions in respect of the Pledged Shares. The Reporting Persons also are of the view that the Secured Obligations have already been settled and, therefore, S&T reportedly is seeking clarification of the basis on which Deutsche Bank has claimed beneficial ownership of the remaining 3,380,079 shares out of the remaining 3,389,401 Pledged Shares. On February 11, 2011, Deutsche Bank filed a Schedule 13G with the SEC stating that it had sole voting and sole dispositive power over the Pledged Shares, which represent approximately 12.5% of the Company’s outstanding common stock. On January 9, 2012, Deutsche Bank filed with the SEC a Form 4 Statement of Changes in Beneficial Ownership stating that, after sales by it of certain of the Pledged Shares, it beneficially owned 3,380,079 shares of Emerson’s common stock, and on February 10, 2012, Deutsche Bank filed with the SEC a Schedule 13G stating that it was the beneficial owner with sole voting and sole dispositive power of such shares. In a letter to the Board dated February 8, 2013, S&T asserts that it is negotiating a settlement of its outstanding obligations to Deutsche Bank and that upon discharge of such obligations it will recover unencumbered interest in the 3,380,079 shares.

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

Related Party Transactions

Rented Office Space in Hong Kong

The Company is billed for service charges from Brighton Marketing Limited, a subsidiary of Grande, in connection with the Company’s rented office space in Hong Kong. These charges totaled approximately $1,000 for the three month period ended December 31, 2012 and approximately $5,000 for the three month period ended December 31, 2011. For the nine month periods ended December 31, 2012 and December 31, 2011, these charges totaled approximately $4,000 and $30,000, respectively. Emerson owed Brighton Marketing Limited nil at December 31, 2012 and approximately $1,000 at December 31, 2011 pertaining to these charges.

During the three month and nine month periods ended December 31, 2012, the Company was also billed for service charges from The Grande Properties Management Limited, a related party to Christopher Ho, in connection with the Company’s rented office space in Hong Kong, in the amounts of approximately $11,000 and approximately $31,000, respectively. During the three month and nine month periods ended December 31, 2011, the Company was billed for service charges from The Grande Group (HK) Ltd., a related party to Christopher Ho, in connection with the Company’s rented office space in Hong Kong, in the amounts of approximately $9,000 and approximately $18,000, respectively. The Company owed nil to The Grande Properties Management Limited related to these charges at December 31, 2012 and the Company owed nil to The Grande Group (HK) Ltd. related to these charges at December 31, 2011. Beginning July 3, 2012, the Company entered into a rental agreement with Lafe Strategic Services Limited (“Lafe”), which is a related party of Christopher Ho, whereby the Company is leasing out excess space within its rented office space in Hong Kong to Lafe. The rental agreement is on a month-by-month basis, cancellable by either the Company or Lafe on one month’s written notice. During the three and nine month periods ended December 31, 2012, the Company earned rental income of approximately $9,000 and $18,000, respectively, from this arrangement. At December 31, 2012, Lafe owed Emerson nil in rental payable from this arrangement, and Emerson owed Lafe an amount of approximately $6,000 for a security deposit paid to the Company by Lafe at the inception of the agreement.

Consulting Services Provided to Emerson by one of its Directors

During the three months ended December 31, 2012 and December 31, 2011, Emerson paid consulting fees of approximately $31,000 and $20,000, respectively, to Mr. Eduard Will, a director of Emerson, for work performed by Mr. Will related to strategy for the Kayne Litigation as more fully described in Note 9 – “Legal Proceedings – Kayne Litigation” and merger and acquisition research. In addition, during each of the three months ended December 31, 2012 and December 31, 2011, Emerson paid expense reimbursements and advances, in the aggregate, of approximately $12,000 and $7,000 to Mr. Will, respectively, related to this consulting work and his service as a director of Emerson.

During the nine months ended December 31, 2012 and December 31, 2011, Emerson paid consulting fees of approximately $93,000 and $33,000, respectively, to Mr. Eduard Will, a director of Emerson, for work performed by Mr. Will related to strategy for the Kayne Litigation as more fully described in Note 9 – “Legal Proceedings – Kayne Litigation”, merger and acquisition research, as well as work related to the strategy for a shareholder derivative lawsuit that the Company settled in January 2011. In addition, during the nine months ended December 31, 2012 and December 31, 2011, Emerson paid expense reimbursements and advances, in the aggregate, of approximately $12,000 and approximately $18,000, respectively, to Mr. Will, related to this consulting work and his service as a director of Emerson.

At December 31, 2012, the Company owed Mr. Will nil and at December 31, 2011, Mr. Will owed the Company approximately $1,000 in the form of unused travel advances previously paid to him for which the travel had not yet occurred.

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

Other

During the three months ended December 31, 2012 and December 31, 2011, Emerson invoiced Vigers Appraisal & Consulting Ltd. (“Vigers”), a related party of Christopher Ho, approximately $1,000 and $1,000, respectively, for usage of telephone and data lines maintained by Emerson. During the nine months ended December 31, 2012 and December 31, 2011, Emerson invoiced Vigers approximately $3,000 and $3,000, respectively, for usage of telephone and data lines maintained by Emerson. Vigers owed Emerson nil at both December 31, 2012 and December 31, 2011 related to this activity.

NOTE 8 — BORROWINGS

Short-term Borrowings

Letters of Credit — The Company uses Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At December 31, 2012, the Company had outstanding letters of credit totaling $102,000. A like amount of cash, which was posted by the Company as collateral against these outstanding letters of credit, at December 31, 2012, has been classified by the Company as Restricted Cash on the balance sheet.

Long-term Borrowings

At December 31, 2012 and March 31, 2012, borrowings under long-term facilities consisted of the following (in thousands):

	December 31, 2012	March 31, 2012
	(Unaudited)
Capitalized lease obligations	83	136
Less current maturities	(42)	(64)

Long term debt	$41	$72

NOTE 9 — LEGAL PROCEEDINGS

Kayne Litigation — On July 7, 2011, the Company was served with an amended complaint (the “Complaint”) filed in the United States District Court for the Central District of California alleging, among other things, that the Company, certain of its present and former directors and other entities or individuals now or previously associated with Grande, intentionally interfered with the ability of the plaintiffs to collect on a judgment (now approximately $47 million) they had against Grande by engaging in transactions (such as the dividend paid to all shareholders in March 2010) which transferred assets out of the United States. The Complaint also asserts claims under the civil RICO statute and for alter ego liability. In the Company’s opinion, the claims appear to be devoid of merit. Accordingly, on September 27, 2011, Emerson moved to dismiss the action for failure to state a claim (the “Motion”). On or about February 27, 2012, the Court dismissed the intentional interference claim and portions of the Civil RICO claim with leave to re-plead, but denied the Motion to dismiss the alter ego claim. On March 19, 2012, the plaintiffs filed a Second Amended Complaint setting forth the same claims as the Complaint. On April 20, 2012, the Company moved to dismiss the re-pleaded intentional interference and RICO claims, and oral arguments on this motion were held on June 18, 2012. On September 6, 2012, the Court dismissed the RICO claim, but granted the plaintiffs leave to re-plead. On September 17, 2012, the plaintiffs filed a Third Amended Complaint setting forth the same claims as the Complaint. The Company’s response to the Third Amended Complaint was due and filed on October 4, 2012, which joined in a co-defendants’ motion to dismiss the alter ego claim and the RICO claim. The Court heard oral argument on December 17, 2012, but has not yet issued its decision. In the interim, the parties have exchanged document discovery requests and responses and plaintiffs and defendants, including the Company, have produced documents. Several depositions have been taken with more scheduled to take place in February. This matter has now been scheduled for a July 2, 2013 trial date. Emerson is defending the action vigorously.

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

NOTE 10 — MARKETABLE SECURITIES

As of December 31, 2012 and March 31, 2012, the Company had no marketable securities.

During Fiscal 2012, the Company sold for cash proceeds its last remaining student loan auction rate security for $4.7 million and realized a gain of $0.8 million as a result.

NOTE 11 — TRADEMARKS

During the nine months ended December 31, 2012, upon completion of an analysis which showed the absence of future expected cash flows, the Company determined that the value of one of its non-strategic trademarks was fully impaired. Thus, the Company recorded an impairment charge of $1.3 million in September 2012 to write off this trademark. The Company does not anticipate any future material adverse financial impacts arising from this impairment.

NOTE 12 — SHORT TERM INVESTMENTS

During August and December 2012, the Company invested $35.0 million in certificates of deposit with durations in excess of three months. $20.0 million of these certificates mature in February 2013 and bear an interest rate of 1.89% per annum, and $15.0 million of these certificates mature in June 2013 and bear an interest rate of 1.35% per annum.

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

Results of Operations

The following table summarizes certain financial information for the three and nine month periods ended December 31, 2012 (fiscal 2013) and December 31, 2011 (fiscal 2012) (in thousands):

	Three months ended December 31		Nine months ended December 31
	2012	2011	2012	2011
Net product sales	$22,608	$41,274	$99,783	$131,590
Licensing revenue	2,046	2,177	5,597	4,765

Net revenues	24,654	43,451	105,380	136,355
Cost of sales	20,484	36,657	88,759	119,257
Other operating costs and expenses	253	306	1,046	995
Selling, general and administrative expenses	1,926	2,025	5,671	6,094
Impairment of trademark	—	—	1,326	—

Operating income	1,991	4,463	8,578	10,009
Interest income, net	132	10	230	40
Gain on sale of building	—	347	—	347
Realized gain on sale of marketable security	—	—	—	828

Income before income taxes	2,123	4,820	8,808	11,224
Provision for income taxes	430	1,649	1,328	2,953

Net income	$1,693	$3,171	$7,480	$8,271

Net product sales — Net product sales for the third quarter of fiscal 2013 were $22.6 million as compared to $41.3 million for the third quarter of fiscal 2012, a decrease of $18.7 million or 45.2%. For the nine month period of fiscal 2013, net product sales were $99.8 million as compared to $131.6 million for the nine month period of fiscal 2012, a decrease of $31.8 million or 24.2%. The Company’s net product sales were lower on a year-over-year basis for both the third quarter of fiscal 2013 and the nine month period of fiscal 2013 due to pricing pressures, intense competitive activity and a challenging retail sales environment. The Company’s sales during the nine month periods of fiscal 2013 and fiscal 2012 were highly concentrated among the Company’s two largest customers, as to which gross product sales comprised approximately 94.1% and 90.4%, respectively, of the Company’s total gross product sales. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $0.3 million and $0.2 million for the third quarters of fiscal 2013 and fiscal 2012, respectively, and approximately $0.8 million and $0.8 million for the nine month periods of fiscal 2013 and fiscal 2012, respectively. The Company confronts increasing pricing pressure which is a trend that management expects to continue.

Net product sales are comprised primarily of the sales of houseware products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)	Houseware product net sales decreased $17.0 million, or 44.2%, to $21.5 million in the third quarter of fiscal 2013 as compared to $38.5 million in the third quarter of fiscal 2012, principally driven by a decrease in sales of all products offered by the Company in the category, which is comprised of microwave ovens, compact refrigerators and wine coolers. For the nine month period of fiscal 2013, houseware products net sales were $96.6 million, a decrease of $26.5 million or 21.5%, from $123.1 million for the nine month period of fiscal 2012, principally driven by a decrease in sales of all products offered by the Company in the category, which is comprised of microwave ovens, compact refrigerators and wine coolers; and

ii)	Audio product net sales were $1.1 million in the third quarter of fiscal 2013 as compared to $2.8 million in the third quarter of fiscal 2012, a decrease of $1.7 million, or 59.7%, resulting from decreased sales of all products offered by the Company in the category, which is comprised of clock radios and portable audio products. For the nine month period of fiscal 2013, audio product net sales were $3.1 million, a decrease of $5.4 million, or 63.0%, from $8.5 million in the nine month period of fiscal 2012, resulting from decreased sales of all products offered by the Company in the category, which is comprised of clock radios and portable audio products.

As reported by the Company in a Form 8-K filed with the SEC on October 19, 2012, the Company has been informed by its customer Wal-Mart, which accounted for approximately 48% of the Company’s net revenues during the year ended March 31, 2012 (“Fiscal 2012”), that, commencing with the Spring of 2013, it will discontinue purchasing from Emerson two microwave oven products currently sold by the Company to Wal-Mart. During Fiscal 2012, these two microwave oven products comprised, in the aggregate, approximately $48.4 million, or 31%, of the Company’s net product sales. Currently, it is anticipated that Emerson will continue shipping these products throughout the remainder of Fiscal 2013 (the year ending March 31, 2013), with sales of such products declining through the fourth quarter of Fiscal 2013. Emerson anticipates that the full impact of Wal-Mart’s decision will be realized by the Company in Fiscal 2014, which begins on April 1, 2013. As previously disclosed by the Company, the complete loss of, or significant reduction in, business with either of the Company’s key customers will have a material adverse effect on the Company’s business and results of operations. Accordingly, Wal-Mart’s decision will have a material adverse effect on the Company’s business and results of operations. The Company is considering various strategic initiatives, including a complete analysis of its current and prospective product lines and pricing strategies. There can be no assurance that the Company will be able to increase sales of such products at levels sufficient to offset the adverse impact of Wal-Mart’s decision, if at all.

Licensing revenue — Licensing revenue in the third quarter of fiscal 2013 was $2.0 million compared to $2.2 million in the third quarter of fiscal 2012, a decrease of $0.2 million or 6.0%. Licensing revenue for the nine month period of fiscal 2013 was $5.6 million as compared to $4.8 million for the nine month period of fiscal 2012, an increase of $0.8 million or 17.5%. The increase in year-over-year licensing revenue for the nine month period of fiscal 2013 was due to approximately $1.3 million of higher year-over-year licensing revenue earned from the Company’s largest licensee, Funai Corporation, Inc. (“Funai”), on higher year-over-year sales by Funai of products bearing the Emerson® brand name, partially offset by lower aggregate year-over-year licensing revenues earned by the Company due to a lower year-over-year number of licensees as well as lower year-over-year sales of products bearing the Emerson® brand name by its active licensees other than Funai.

The Company’s largest license agreement is with Funai, which accounted for approximately 86% and 88% of the Company’s total licensing revenue for the third quarter and nine month period of fiscal 2013, respectively, and which was amended during December 2012 to extend the term of the agreement until March 31, 2015. The agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the Emerson® trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, the Company receives non-refundable minimum annual royalty payments of $3.75 million each calendar year and a license fee on sales of product subject to the agreement in excess of the minimum annual royalties.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $24.7 million in the third quarter of fiscal 2013 as compared to $43.5 million in the third quarter of fiscal 2012, a decrease of $18.8 million, or 43.3%, and $105.4 million in the nine month period of fiscal 2013 as compared to $136.4 million in the nine month period of fiscal 2012, a decrease of $31.0 million, or 22.7%.

Cost of Sales — In absolute terms, cost of sales decreased $16.2 million, or 44.1%, to $20.5 million in the third quarter of fiscal 2013 as compared to $36.7 million in the third quarter of fiscal 2012. Cost of sales, as a percentage of net revenues was 83.1% in the third quarter of fiscal 2013 as compared to 84.4% in the third quarter of fiscal 2012. Cost of sales, as a percentage of net product sales was 90.6% in the third quarter of fiscal 2013 as compared to 88.8% in the third quarter of fiscal 2012. The decrease in absolute terms for the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 was primarily related to the reduced net product sales, partially offset higher year-over-year cost of sales as a percentage of sales.

In absolute terms, cost of sales decreased $30.5 million, or 25.6%, to $88.8 million in the nine month period of fiscal 2013 as compared to $119.3 million in the nine month period of fiscal 2012. Cost of sales, as a percentage of net revenues was 84.2% in the nine month period of fiscal 2013 as compared to 87.5% in the nine month period of fiscal 2012. Cost of sales, as a percentage of net product sales was 89.0% in the nine month period of fiscal 2013 as compared to 90.6% in the nine month period of fiscal 2012. The decrease in absolute terms for the nine month period of fiscal 2013 as compared to the nine month period of fiscal 2012 was primarily related to the reduced net product sales and lower year-over-year cost of sales as a percentage of sales, partially offset by the impact of an inventory valuation reserve reduction that occurred in the nine month period of fiscal 2012 that did not repeat in the nine month period of fiscal 2013. The improved margins for the nine month period ended December 31, 2012 are not anticipated to continue for the remainder of fiscal 2013 and are not indicative of results expected to be achieved in subsequent quarters.

The Company purchases the products it sells from a limited number of factory suppliers. For the third quarter of fiscal 2013 and fiscal 2012, 90% and 85%, respectively, of such purchases were from the Company’s two largest suppliers. For the nine month period of fiscal 2013 and fiscal 2012, 78% and 79%, respectively, of such purchases were from the Company’s two largest suppliers.

Other Operating Costs and Expenses — As a percentage of net revenues, other operating costs and expenses were 1.0% in the third quarter of fiscal 2013 and 0.7% in the third quarter of fiscal 2012. In absolute terms, other operating costs and expenses were $0.3 million for the third quarter of fiscal 2013 as compared to $0.3 million in the third quarter of fiscal 2012 as a result of higher warranty and returns processing costs. For the nine month period of fiscal 2013, other operating costs were 1.0% of net revenues as compared to 0.7% of net revenues for the nine month period of fiscal 2012. In absolute terms, other operating costs and expenses were $1.0 million for the nine month period of fiscal 2013 as compared to $1.0 million for the nine month period of fiscal 2012 also resulting from higher warranty and returns processing costs.

Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 7.8% in the third quarter of fiscal 2013 as compared to 4.7% in the third quarter of fiscal 2012. S,G&A, in absolute terms, decreased slightly by $0.1 million, or 4.9%, to $1.9 million for the third quarter of fiscal 2013 as compared to $2.0 million for the third quarter of fiscal 2012. For the nine month period of fiscal 2013, S,G&A was 5.4% of net revenues as compared to 4.5% for the nine month period of fiscal 2012. In absolute terms, S,G&A decreased $0.4 million, or 6.9%, to $5.7 million for the nine month period of fiscal 2013 as compared to $6.1 million in the nine month period of fiscal 2012. The decreases in S,G&A in absolute terms between the third quarters of fiscal 2013 and fiscal 2012, and the nine month periods of fiscal 2013 and fiscal 2012, respectively, were primarily due to lower compensation and consulting costs, partially offset by higher legal fees.

Impairment of trademark — During the nine months ended December 31, 2012, upon completion of an analysis which showed the absence of future expected cash flows, the Company determined that the value of one of its non-strategic trademarks was fully impaired. Thus, the Company recorded an impairment charge of $1.3 million in September 2012 to write off this trademark. The Company does not anticipate any future material adverse financial impacts arising from this impairment.

Interest income, net — Interest income, net, was $132,000 in the third quarter of fiscal 2013 as compared to $10,000 in the third quarter of fiscal 2012, an increase of $122,000. Interest income, net, was $230,000 in the nine month period of fiscal 2013 as compared to $40,000 in the nine month period of fiscal 2012, an increase of $190,000.

Realized Gain on Sale of Marketable Security — Realized gain on sale of marketable security was nil in both the third quarter and nine month period of fiscal 2013 and nil in the third quarter of fiscal 2012 and $828,000 in the nine month period of fiscal 2012. The realized gain resulted from the sale in May 2011 of the Company’s last remaining auction rate security (see Note 10 – “Marketable Securities”).

Provision for Income Taxes — In the third quarter and nine month period of fiscal 2013, the Company recorded income tax expense of $0.4 million and $1.3 million, respectively, as compared to $1.6 million and $3.0 million, respectively, in the third quarter and nine month period of fiscal 2012.

Net income — As a result of the foregoing factors, the Company realized net income of $1.7 million in the third quarter of fiscal 2013 as compared to $3.2 million in the third quarter of fiscal 2012, a decrease of $1.5 million, or 46.6%. For the nine month period of fiscal 2013, the Company realized net income of $7.5 million as compared to $8.3 million in the nine month period of fiscal 2012, a decrease of $0.8 million, or 9.6%.

Liquidity and Capital Resources

General

As of December 31, 2012, the Company had cash and cash equivalents of approximately $23.3 million, as compared to approximately $42.0 million at December 31, 2011. Working capital increased to $73.6 million at December 31, 2012 as compared to $63.0 million at December 31, 2011. The decrease in cash and cash equivalents of approximately $18.7 million was primarily due to an increase in short term investments, an increase in prepaid expenses and a decrease in accounts payable, partially offset by net income generated by the Company, a decrease in accounts receivable and a decrease in inventory during the twelve months ended December 31, 2012.

Cash flow provided by operating activities was $13.4 million for the nine months ended December 31, 2012, resulting primarily from the net income generated during the period, decreases in accounts receivable and increases in accounts payable partially offset by increases in prepaid expenses and inventory.

Net cash used by investing activities was $35.0 million for the nine months ended December 31, 2012, primarily due to short term investments in certificates of deposit and additions to property, plant and equipment, partially offset by a reduction in restricted cash.

Net cash used by financing activities was $53,000 for the nine months ended December 31, 2012, resulting from payments made on the Company’s capital lease and rental obligations.

Other Events and Circumstances Pertaining to Liquidity

Provisional Liquidation of the Company’s controlling shareholder

As previously disclosed, on May 31, 2011, upon application of a major creditor, the High Court of Hong Kong appointed Provisional Liquidators over Grande, which is the Company’s controlling stockholder. Following the appointment of the Provisional Liquidators over Grande, certain major factory suppliers, including Midea, which is the Company’s largest factory supplier, have significantly reduced the maximum amount of open credit lines available to the Company. The Company relies on its cash on hand and cash generated by ongoing operations to manage its business.

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

Credit Arrangements

Letters of Credit — The Company utilizes Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At December 31, 2012, the Company had outstanding letters of credit totaling $102,000. A like amount of cash, which was posted by the Company as collateral against these outstanding letters of credit, at December 31, 2012, has been classified by the Company as Restricted Cash on the balance sheet.

Short-term Liquidity

During the three and nine months ended December 31, 2012, products representing approximately 33% and 49% of net sales, respectively, were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.

The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Recently Issued Accounting Pronouncements

There were no Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board during the three months ended December 31, 2012 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates.

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

The Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2012, are effective to reasonably ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Kayne Litigation — On July 7, 2011, the Company was served with an amended complaint (the “Complaint”) filed in the United States District Court for the Central District of California alleging, among other things, that the Company, certain of its present and former directors and other entities or individuals now or previously associated with Grande, intentionally interfered with the ability of the plaintiffs to collect on a judgment (now approximately $47 million) they had against Grande by engaging in transactions (such as the dividend paid to all shareholders in March 2010) which transferred assets out of the United States. The Complaint also asserts claims under the civil RICO statute and for alter ego liability. In the Company’s opinion, the claims appear to be devoid of merit. Accordingly, on September 27, 2011, Emerson moved to dismiss the action for failure to state a claim (the “Motion”). On or about February 27, 2012, the Court dismissed the intentional interference claim and portions of the Civil RICO claim with leave to re-plead, but denied the Motion to dismiss the alter ego claim. On March 19, 2012, the plaintiffs filed a Second Amended Complaint setting forth the same claims as the Complaint. On April 20, 2012, the Company moved to dismiss the re-pleaded intentional interference and RICO claims, and oral arguments on this motion were held on June 18, 2012. On September 6, 2012, the Court dismissed the RICO claim, but granted the plaintiffs leave to re-plead. On September 17, 2012, the plaintiffs filed a Third Amended Complaint setting forth the same claims as the Complaint. The Company’s response to the Third Amended Complaint was due and filed on October 4, 2012, which joined in a co-defendants’ motion to dismiss the alter ego claim and the RICO claim. The Court heard oral argument on December 17, 2012, but has not yet issued its decision. In the interim, the parties have exchanged document discovery requests and responses and plaintiffs and defendants, including the Company, have produced documents. Several depositions have been taken with more scheduled to take place in February. This matter has now been scheduled for a July 2, 2013 trial date. Emerson is defending the action vigorously.

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

Item 4. Mine Safety Disclosure.

Not applicable.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Duncan Hon
Date: February 14, 2013	Duncan Hon
Chief Executive Officer (Principal Executive Officer)

/s/ Andrew L. Davis
Date: February 14, 2013	Andrew L. Davis
Chief Financial Officer (Principal Financial and Accounting Officer)