Form 10-K
period 2013-03-31
EMERSON RADIO CORP
filed 2013-07-16
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended March 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  YES    ☐  NO.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO.

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2012 (computed by reference to the last reported sale price of the Common Stock on the NYSE MKT on such date): $24,248,560.

Number of Common Shares outstanding at July 16, 2013: 27,129,832

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of the Form 10-K
Proxy Statement for 2013 Annual Meeting of Stockholders, or an amendment to this Annual Report on Form 10-K	Part III

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

Controlling Shareholder

The Grande Holdings Limited (Provisional Liquidators Appointed) (“Grande”), a Bermuda corporation, has, together with S&T International Distribution Limited (“S&T”), a subsidiary of Grande, and Grande N.A.K.S. Ltd., a subsidiary of Grande (together with Grande, the “Reporting Persons”), filed, on April 29, 2013, a Schedule 13D/A with the Securities and Exchange Commission (“SEC”) stating that, as of the filing date, the Reporting Persons had the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 56.2%, of the outstanding common stock of Emerson which, pursuant to an agreement between S&T and Deutsche Bank AG (“Deutsche Bank”) on March 26, 2013, are no longer subject to the rights granted to Deutsche Bank pursuant to a security agreement entered into between S&T and Deutsche Bank on January 20, 2010.

On April 10, 2013, Deutsche Bank filed a Form 4 with the SEC disclosing the redemption and release, as of April 2, 2013, of 3,380,079 shares of common stock (the “Remaining Pledged Shares”) of Emerson to S&T, Emerson’s largest shareholder. On May 9, 2013, a Schedule 13G was filed with the SEC by Deutsche Bank AG stating that it had no voting or dispositive power over any of the outstanding common stock of Emerson. As a result, Deutsche Bank no longer claims beneficial ownership of any of the Remaining Pledged Shares.

Furthermore, because S&T has regained control of a majority of the outstanding shares of common stock of Emerson, Emerson is once again a Controlled company, as defined in Section 801(a) of the NYSE MKT Rules. The Emerson Board of Directors (the “Board”) will continue to maintain the composition of its Audit Committee (currently comprised of two independent directors) and Corporate Governance, Nominating and Compensation Committee (currently comprised solely of independent directors) in compliance with the rules regarding reporting companies generally and, in certain instances, smaller reporting companies, each established by NYSE MKT listing standards and the SEC. With respect to the composition of the Board, although Emerson is no longer bound by the Board composition rules that require either a majority of independent directors or, in the case of smaller reporting companies, such as Emerson, a Board comprised of at least 50% independent directors, the Board has no current intention to reduce the percentage of independent directors on the Board. (see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”).

On May 31, 2011, upon application of a major creditor, the High Court of Hong Kong appointed Fok Hei Yu (who is also known by the anglicized name Vincent Fok), a current director of the Company, and Roderick John Sutton, both of FTI Consulting (Hong Kong) Limited (“FTI”), as Joint and Several Provisional Liquidators over Grande. Accordingly, as of May 31, 2011, the directors of Grande no longer have the ability to exercise control over Grande or the power to direct the voting and disposition of the 15,243,283 shares beneficially owned by Grande. Instead, Mr. Fok, as a Provisional Liquidator over Grande, has such power (see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”). In addition, on March 20, 2013, the Provisional Liquidators informed Emerson that they are obligated to liquidate the 15,243,283 shares beneficially owned by Grande. The Company can make no assurances regarding whether or to what extent such shares will be liquidated or retained by Grande, the timing, prices or amounts of any sales of shares or the impact, if any, on the Company, its other shareholders or the trading price of its common stock of any actual or anticipated dispositions of shares by the Provisional Liquidators.

Supervision and Regulation

The Company files reports and other information with the SEC pursuant to the information requirements of the Securities Exchange Act of 1934. Readers may read and copy any document the Company files at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operations of the public reference room. The Company’s filings with the SEC are also available to the public from commercial document retrieval services and at the SEC’s website at www.sec.gov.

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

General

The Company, directly and through several subsidiaries, designs, sources, imports, markets, sells and licenses to certain licensees a variety of houseware and consumer electronic products, both domestically and internationally, under the Emerson® and HH Scott® brand names. These products include:

•	microwave ovens, compact refrigerators and wine coolers; and

•	clock radios and portable audio products; and

•	video and other products — primarily televisions.

The Company believes it possesses an advantage over its competitors due to the combination of:

•	recognition of the Emerson® brand;

•	the Company’s distribution base and established customer relations;

•	the Company’s sourcing expertise and established vendor relations;

•	an infrastructure with personnel experienced in servicing and providing logistical support to the domestic mass merchant distribution channel; and

•	the Company’s extensive experience in establishing license and distribution agreements on a global basis for a variety of products.

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

Income Tax Issues Concerning Overseas Income

On April 15, 2013 and June 5, 2013, Emerson received correspondence from the U.S Internal Revenue Service (the “IRS”) including, a (i) Form 5701 and Form 886-A regarding Adjusted Sales Income (collectively referred to as “NOPA 1”) and (ii) Form 5701 and Form 886-A regarding Adjusted Subpart F-Foreign Base Company Sales Income (collectively referred to as “NOPA 2”).

With respect to NOPA 1, the IRS is (i) challenging the position of the Company with respect to the way the Company’s controlled foreign corporation in Macao (the “Macao CFC”) recorded its product sales during Fiscal 2010 and Fiscal 2011 and (ii) asserting that an upward adjustment to the Company’s Fiscal 2010 and Fiscal 2011 taxable income of $4,981,520 and $5,680,182, respectively, is required.

With respect to NOPA 2, the IRS is challenging the position of the Company with respect to the fact that the Company considered the service fee paid by the Company to the Macao CFC to be non-taxable in the US. The IRS has taken the position that the service fee paid to the Macao CFC by the Company constitutes foreign base company sales income (“FBCSI”). The IRS asserts that the service fee earned by the Macao CFC in connection with its sale of products to the Company should be taxable to the Company as FBCSI. As a result, the IRS determined that an upward adjustment to the Company’s Fiscal 2010 and Fiscal 2011 taxable income of $1,553,984 and $1,143,162, respectively, is required.

The Company has evaluated the determinations made by the IRS as set forth in each of NOPA 1 and NOPA 2 in order to decide (a) how it will proceed and (b) the potential impact on the Company’s financial condition and operations. Furthermore, although NOPA 1 and NOPA 2 represent potential adjustments to Fiscal 2010 and Fiscal 2011 only, the Company believes it is likely that the IRS will take the position that the same type of adjustments should be made for each of the Company’s subsequent fiscal years. The assessment and payment of such additional taxes, penalties and interest would have a material adverse effect on the Company’s financial condition and results of operations.

With respect to NOPA 1, the Company is appealing the proposed adjustment with the IRS. In the event that the Company is not successful in its appeal, the Company estimates that it could be liable for a maximum in taxes, penalties and interest of approximately $13.3 million pertaining to NOPA 1, in the aggregate, for its Fiscal 2010, Fiscal 2011, Fiscal 2012 and Fiscal 2013 periods. However, because the Company’s current assessment is that its appeal of NOPA 1 is more likely than not to be successful, the Company has not recorded any liability to its March 31, 2013 balance sheet related to NOPA 1.

With respect to NOPA 2, the Company agrees in principle with the IRS’ position that the service fee paid to the Macao CFC by the Company would be treated as FBCSI and taxable to the Company but the Company does not agree with the adjustment to the Company’s taxable income as calculated by the IRS. However, the Company has estimated as approximately $1.1 million the amount of taxes, penalties and interest for which it would be liable for its Fiscal 2010, Fiscal 2011, Fiscal 2012 and Fiscal 2013 periods using the adjustments to taxable income as proposed by the IRS, and recorded such amount as a liability to its March 31, 2013 balance sheet.

Domestic Marketing

In the United States, the Company markets its products primarily through mass merchandisers.

In fiscal 2013 and 2012, Wal-Mart accounted for approximately 45% and 48% of the Company’s net revenues, respectively, and Target accounted for approximately 44% and 39% of the Company’s net revenues, respectively. No other customer accounted for more than 10% of net revenues in either period. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Wal-Mart and Target accounted for 45% and 44% as of March 31, 2013, respectively, and 82% and 6% as of March 31, 2012, respectively. Management believes that a loss, or a significant reduction, of sales to Wal-Mart or Target would have a materially adverse effect on the Company’s business and results of operations.

As reported by the Company in a Form 8-K filed with the SEC on October 19, 2012, the Company was informed by its customer Wal-Mart, that, commencing with the Spring of 2013, it would discontinue purchasing from Emerson two microwave oven products that had been sold by the Company to Wal-Mart. During the year ended March 31, 2012 (“Fiscal 2012”), these two microwave oven products comprised, in the aggregate, approximately $48.4 million, or 31%, of the Company’s net product sales.

Emerson continued shipping these two products throughout the remainder of Fiscal 2013 (the year ending March 31, 2013), with sales of such products declining through the fourth quarter of Fiscal 2013. During Fiscal 2013, these two microwave oven products comprised, in the aggregate, approximately $36.1 million, or 29.7%, of the Company’s net product sales.

Emerson anticipates that the full impact of Wal-Mart’s decision will be realized by the Company in Fiscal 2014, which began on April 1, 2013. As previously disclosed by the Company, the complete loss of, or significant reduction in, business with either of the Company’s key customers will have a material adverse effect on the Company’s business and results of operations. Accordingly, Wal-Mart’s decision will have a material adverse effect on the Company’s business and results of operations. There can be no assurance that the Company will be able to increase sales of such products at levels sufficient to offset the adverse impact of Wal-Mart’s decision, if at all.

Approximately 47% and 46% of the Company’s net revenues in fiscal 2013 and 2012, respectively, were made through third-party sales representative organizations that receive sales commissions and work in conjunction with the Company’s own sales personnel. With the Company’s permission, third-party sales representative organizations may sell competitive products in addition to the Company’s products. In most instances, either party may terminate a sales representative relationship on 30 days prior notice by the Company and 90 days prior notice by the sales representative organization in accordance with customary industry practice. In fiscal 2013, the Company utilized 10 sales representative organizations, including one through which approximately 43% of its net revenues, including revenues from one of the Company’s two major customers described above, were made in fiscal 2013. In fiscal 2012, the Company utilized 16 sales representative organizations, including one through which approximately 39% of its net revenues, including revenues from one of the Company’s two major customers described above, were made in fiscal 2012. No other sales representative organization accounted for more than 10% of net revenues in either year. The remainder of the Company’s sales is to customers that are serviced by its sales personnel. Although sales and operating results could be negatively impacted, management does not believe that the loss of one or more sales representative organizations would have a material adverse effect on its business and results of operations, as the Company believes that new sales representative organizations could be identified if needed, although that could be a time consuming process.

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

Design and Manufacturing

The Company’s products are manufactured by original equipment manufacturers in accordance with the Company’s specifications. During fiscal 2013 and 2012, 100% of the Company’s purchases consisted of finished goods from foreign manufacturers located in People’s Republic of China, substantially all of which were imported into the United States.

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

The following summarizes the Company’s purchases from its major suppliers that provided more than 10% of the Company’s total purchases in fiscal 2013 and 2012:

	Fiscal Year
Supplier	2013	2012
Midea	67%	66%
Hisense	10%	*
Hualing	*	15%

*	Less than 10%

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

Warranties

The Company offers limited warranties for its consumer electronics, comparable to those offered to consumers by the Company’s competitors in the United States. Such warranties typically consist of a one year period for microwaves and compact refrigerators and a 90 day period for audio products, under which the Company pays for labor and parts, or offers a new or similar unit in exchange for a non-performing unit.

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

Employees

As of July 16, 2013, the Company had approximately 55 employees, comprised of 32 in the United States and 23 in Asia. None of the Company’s employees are represented by unions, and the Company believes its labor relations are good.

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

Business Related Risks

Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder.

The consequences for the Company, if any, of the appointment of Provisional Liquidators over Grande and the subsequent filing by Grande with the United States Bankruptcy Court in Manhattan in June 2011 of a Chapter 15 petition under the United States Bankruptcy Code are uncertain at this time, although it is possible, as noted below and elsewhere in this Annual Report on Form 10-K, that actions taken by the Provisional Liquidators over Grande could affect in an adverse way a number of significant aspects of the Company’s business. Subsequent to the appointment, certain major factory suppliers, including Midea, have significantly reduced the maximum amount of open credit lines available to the Company. At the factories’ request, the Company made accelerated payments in June and July of 2011 to reduce the balances owing from the Company on its open trade payable accounts with the respective factory suppliers to comply with such new credit terms. The Company relies on its cash on hand and cash generated by ongoing operations to manage its business. The Provisional Liquidators informed Emerson, on June 1, 2011, that they do not have any intention of interrupting the business of Emerson, that Emerson will continue to be operated as usual without interruption, and that they did not have any intent at that point of disposing of the shares of Emerson stock held by Grande. Subsequently, however, on March 20, 2013, the Provisional Liquidators informed Emerson that they are obligated to liquidate the 15,243,283 shares beneficially owned by Grande. The Company can make no assurances regarding whether or to what extent such shares will be liquidated or retained by Grande, the timing, prices or amounts of any sales of shares or the impact, if any, on the Company, its other shareholders or the trading price of its common stock of any actual or anticipated dispositions of shares by the Provisional Liquidators.

The controlling ownership of the Company’s common stock by an indirect subsidiary of Grande, which is listed and is based in Hong Kong, substantially reduces the influence of other stockholders, and the interests of Grande may conflict with the interests of the Company’s other stockholders.

Grande, through one of its indirect subsidiaries, is the beneficial owner of a significant amount of the Company’s outstanding common stock as of June 29, 2013 (see Item 1 “Business — Controlling Shareholder” for disclosures regarding the approximate shareholding position of Grande in the Company). As a result, Grande currently controls significantly the approval process for actions that require stockholder approval, including: the election of the Company’s directors and the approval of mergers, sales of assets or other significant corporate transactions or matters submitted for stockholder approval. Because of Grande’s ownership position, other stockholders have little or no influence over matters submitted for stockholder approval.

Two of the Company’s directors also are directors or senior officers of Grande or its subsidiaries and have loyalties and fiduciary obligations to both Grande and the Company.

Christopher Ho, the Company’s Chairman of the Board, is also the sole director of Grande, and Duncan Hon, the Chief Executive Officer and a director of the Company, also is an officer of certain subsidiaries of Grande. As described in Note 3 to the Company’s financial statements and in the Company’s previous filings with the SEC, there have been certain related party transactions between the Company and certain subsidiaries and affiliates of Grande (see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”).

The Company has established adequate procedures designed to ensure that related party transactions are fair to the Company.

The loss or significant reduction in business with either of the Company’s key customers, Wal-Mart and Target, could materially and adversely affect the Company’s revenues and earnings.

The Company is highly dependent upon sales of its products to Wal-Mart and Target. For the fiscal years ended March 31, 2013 and 2012, Wal-Mart accounted for approximately 45% and 48% of the Company’s net revenues, respectively, and Target accounted for approximately 44% and 39%, respectively, of the Company’s net revenues. No other customer accounted for more than 10% of the Company’s net revenues during these periods. All customer purchases are made through purchase orders and the Company does not have any long-term contracts with its customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, Wal-Mart or Target would cause a material and adverse change in the Company’s revenues and operating results.

As reported by the Company in a Form 8-K filed with the SEC on October 19, 2012, the Company was informed by its customer Wal-Mart, that, commencing with the Spring of 2013, Wal-Mart would discontinue purchasing from Emerson two microwave oven products that had been currently sold by the Company to Wal-Mart. During the year ended March 31, 2012 (“Fiscal 2012”), these two microwave oven products comprised, in the aggregate, approximately $48.4 million, or 31%, of the Company’s net product sales.

Emerson continued shipping these two products throughout the remainder of Fiscal 2013 (the year ending March 31, 2013), with sales of such products declining through the fourth quarter of Fiscal 2013. During Fiscal 2013, these two microwave oven products comprised, in the aggregate, approximately $36.1 million, or 29.7%, of the Company’s net product sales.

Emerson anticipates that the full impact of Wal-Mart’s decision will be realized by the Company in Fiscal 2014, which began on April 1, 2013. As previously disclosed by the Company, the complete loss of, or significant reduction in, business with either of the Company’s key customers will have a material adverse effect on the Company’s business and results of operations. Accordingly, Wal-Mart’s decision will have a material adverse effect on the Company’s business and results of operations. There can be no assurance that the Company will be able to increase sales of such products at levels sufficient to offset the adverse impact of Wal-Mart’s decision, if at all.

The Company may be liable for additional tax payments to the IRS in connection with the extraordinary dividend paid by the Company to recipients on March 24, 2010 which would have a material adverse effect on the Company’s financial condition.

On March 2, 2010, the Board declared an extraordinary dividend of $1.10 per common share which was paid on March 24, 2010. In connection with the Company’s determination as to the taxability of the dividend, the Board relied upon information and research provided to it by the Company’s tax advisors and, in reliance on the “stock-for-debt” exception in the Internal Revenue Code Sections 108(e)(8) and (e)(10), concluded that 4.9% of such dividend paid was taxable to the recipients.

In August 2012, the Company received a Form 886-A from the IRS which challenges the Company’s conclusions and determines that the Company does not qualify for the above-referenced exception. Accordingly, the IRS has concluded that 100% of the dividend paid was taxable to the recipients. The Company is defending its position and calculations and is contesting the position asserted by the IRS. The Company prepared and, on October 25, 2012, delivered its rebuttal to the IRS contesting the IRS determination. There can be no assurance that the Company will be successful in defending its position.

In the event that the Company is not successful in establishing with the IRS that the Company calculations were correct, then the shareholders who received the dividend likely will be subject to and liable for an assessment of additional taxes due. Moreover, the Company may be contingently liable for taxes due by certain of its shareholders resulting from the dividend paid by the Company.

Initially, the Company withheld from the dividend paid to foreign shareholders an amount equal to the tax liability associated with such dividend. On April 7, 2010, upon a request made to the Company by its foreign controlling shareholder, S&T, the Company entered into an agreement with S&T (the “Agreement”), whereby the Company returned to S&T on April 7, 2010 that portion of the funds withheld for taxes from the dividend paid on March 24, 2010 to S&T, which the Company believes is not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits. The Agreement includes provisions pursuant to which S&T agreed to indemnify the Company for any liability imposed on it as a result of the Company’s agreement not to withhold such funds for S&T’s possible tax liability and a pledge of stock as collateral. The Company continues to assert that such dividend is largely not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits. In addition, the Company also continues to assert that this transaction results in an off-balance sheet arrangement and a possible contingent tax liability of the Company, which, if recognized, would be offset in part by the calling by the Company on S&T of the indemnification provisions of the Agreement.

In February 2011, upon the request of S&T to the Company, the Company and S&T agreed that the collateral pledged as a part of the Agreement would no longer be required and such collateral was returned by the Company to S&T in March 2011 and the Agreement was amended and restated to remove the collateral requirement but retain the indemnification provisions. The Agreement, as amended (the “Amended Agreement”), remains in effect as of today. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes which would have a material adverse effect on the Company’s financial condition and results of operations.

The Company will be liable for additional taxes, penalties and interests payable to the IRS if it is not successful in establishing the tax treatment for its Macao Controlled Foreign Corporation which may have a material adverse effect on the Company’s financial condition and results of operations.

On April 15, 2013 and June 5, 2013, Emerson received correspondence from the IRS, including a (i) Form 5701 and Form 886-A regarding Adjusted Sales Income (collectively referred to as “NOPA 1”) and (ii) Form 5701 and Form 886-A regarding Adjusted Subpart F-Foreign Base Company Sales Income (collectively referred to as “NOPA 2”).

With respect to NOPA 1, the IRS is (i) challenging the position of the Company with respect to the way the Company’s controlled foreign corporation in Macao (the “Macao CFC”) recorded its product sales during Fiscal 2010 and Fiscal 2011 and (ii) asserting that an upward adjustment to the Company’s Fiscal 2010 and Fiscal 2011 taxable income of $4,981,520 and $5,680,182, respectively, is required.

With respect to NOPA 2, the IRS is challenging the position of the Company with respect to the fact that the Company considered the service fee paid by the Company to the Macao CFC to be non-taxable in the U.S. The IRS has taken the position that the service fee paid to the Macao CFC by the Company constitutes foreign base company sales income (“FBCSI”). The IRS asserts that the service fee earned by the Macao CFC in connection with its sale of products to the Company should be taxable to the Company as FBCSI. As a result, the IRS determined that an upward adjustment to the Company’s Fiscal 2010 and Fiscal 2011 taxable income of $1,553,984 and $1,143,162, respectively, is required.

The Company has evaluated the determinations made by the IRS as set forth in each of NOPA 1 and NOPA 2 in order to decide (a) how it will proceed and (b) the potential impact on the Company’s financial condition and operations. Furthermore, although NOPA 1 and NOPA 2 represent potential adjustments to Fiscal 2010 and Fiscal 2011 only, the Company believes it is likely that the IRS will take the position that the same type of adjustments should be made for each of the Company’s subsequent fiscal years. The assessment and payment of such additional taxes, penalties and interest would have a material adverse effect on the Company’s financial condition and results of operations.

With respect to NOPA 1, the Company is appealing the proposed adjustment with the IRS. In the event that the Company is not successful in its appeal, the Company estimates that it could be liable for a maximum in taxes, penalties and interest of approximately $13.3 million pertaining to NOPA 1, in the aggregate, for its Fiscal 2010, Fiscal 2011, Fiscal 2012 and Fiscal 2013 periods. However, because the Company’s current assessment is that its appeal of NOPA 1 is more likely than not to be successful, the Company has not recorded any liability to its March 31, 2013 balance sheet related to NOPA 1.

With respect to NOPA 2, the Company agrees in principle with the IRS’ position that the service fee paid to the Macao CFC by the Company would be treated as FBCSI and taxable to the Company but the Company does not agree with the adjustment to the Company’s taxable income as calculated by the IRS. However, the Company has estimated as approximately $1.1 million the amount of taxes, penalties and interest for which it would be liable for its Fiscal 2010, Fiscal 2011, Fiscal 2012 and Fiscal 2013 periods using the adjustments to taxable income as proposed by the IRS, and recorded such amount as a liability to its March 31, 2013 balance sheet.

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

The Company does not have any long-term or exclusive purchase commitments with any of its suppliers. Midea was the Company’s largest supplier during fiscal 2013 and accounted for 67% of the Company’s purchases of products during fiscal 2013. The Company’s failure to maintain existing relationships with its suppliers or to establish new relationships on similar pricing and credit terms in the future could negatively affect the Company’s ability to obtain products in a timely manner. If the Company is unable to obtain an ample supply of product from its existing suppliers or alternative sources of supply, it may be unable to satisfy its customers’ orders, which could materially and adversely affect the Company’s revenues and relationships with its customers. Finding replacement suppliers could be a time consuming process during which the Company’s revenues and liquidity could be negatively impacted (see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”).

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

The failure by the Company to maintain its relationships with its licensees and distributors or the failure to obtain new licensees or distribution relationships could materially and adversely affect the Company’s revenues and earnings.

The Company maintains agreements that allow licensees to use the Company’s trademarks for the manufacture and sale of specific consumer electronics and other products. In addition, the Company maintains agreements for the distribution of products bearing its brands into defined geographic areas. Although the Company has entered into agreements with certain of its licensees and distributors of its products, most have terms of three years or less, including the Company’s agreement with Funai, which accounts for approximately 87% of the Company’s total licensing revenue, and which was amended during December 2012 to extend the term of the agreement until March 31, 2015. The Company cannot assure that such agreements will be renewed or that the Company’s relationships with its licensees or distributors will be maintained on satisfactory terms or at all. The failure to maintain its relationships with Funai and other licensees and distributors on terms satisfactory to the Company, the failure to obtain new licensees or distribution relationships or the failure by the Company’s licensees to protect the integrity and reputation of the Company’s trademarks could materially and adversely affect the Company’s licensing revenues and earnings.

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

A significant portion of the Company’s product sales are made through third party sales representative organizations, whose members are not employees of the Company. The Company’s level of sales depends on the effectiveness of these organizations, as well as the effectiveness of its own employees. Some of these third party representatives may sell (and do sell), with the Company’s permission, competitive products of third parties as well as the Company’s products. During the Company’s fiscal years ended March 31, 2013 and March 31, 2012, these organizations were responsible for approximately 47% and 46%, respectively, of its net revenues during such periods. In addition, one of these representative organizations was responsible for a significant portion of these revenues. If any of the Company’s third party sales representative organizations engaged by the Company, especially the Company’s largest, fails to adequately promote, market and sell its products, the Company’s revenues could be significantly decreased until a replacement organization or distributor could be retained by the Company. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.

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

Item 2.	PROPERTIES

The following table sets forth the material properties leased by the Company:

Facility Purpose	Approximate Square Footage	Location	Lease Expires
Corporate headquarters	5,541	Hackensack, NJ	May 2015
Hong Kong office	6,162	Hong Kong, China	July 2016
Macao office	1,285	Macao, China	May 2014
Warehouse	180,650	Mira Loma, CA	September 2013

Periodically, depending on need and circumstances, the Company may also utilize public warehouse space with terms typically of one year or less. Public warehouse expenses vary based upon the volume and value of products shipped from each leased location.

The Company believes that the properties used for its operations are in satisfactory condition and adequate for its present and anticipated future operations. The Company does not currently own any of the properties it occupies.

Item 3.	LEGAL PROCEEDINGS

Kayne Litigation. On July 7, 2011, the Company was served with an amended complaint (the “Complaint”) filed in the United States District Court for the Central District of California alleging, among other things, that the Company, certain of its present and former directors and other entities or individuals now or previously associated with Grande, intentionally interfered with the ability of the plaintiffs to collect on a judgment (now approximately $47 million) they had against Grande by engaging in transactions (such as the dividend paid to all shareholders in March 2010) which transferred assets out of the United States. The Complaint also asserts claims under the civil RICO statute and for alter ego liability. In the Company’s opinion, the claims appear to be devoid of merit. Accordingly, on September 27, 2011, Emerson moved to dismiss the action for failure to state a claim. On or about February 27, 2012, the Court dismissed the intentional interference claim and portions of the Civil RICO claim with leave to re-plead, but denied the motion to dismiss the alter ego claim. On March 19, 2012, the plaintiffs filed a Second Amended Complaint setting forth the same claims as the Complaint. On April 20, 2012, the Company moved to dismiss the re-pleaded intentional interference and RICO claims, and oral arguments on this motion were held on June 18, 2012. On September 6, 2012, the Court dismissed the RICO claim, but granted the plaintiffs leave to re-plead. On September 17, 2012, the plaintiffs filed a Third Amended Complaint setting forth the same claims as the Complaint. The Company’s response to the Third Amended Complaint was due and filed on October 4, 2012, which joined in a co-defendants’ motion to dismiss the alter ego claim and the RICO claim. The Court heard oral argument on December 17, 2012. On May 9, 2013, the Court granted, in part, the motion to dismiss and dismissed the RICO claim with prejudice. On May 23, 2013, Emerson filed an Answer in which it denied the allegations of the Third Amended Complaint. Discovery, which included the exchange of thousands of documents and numerous depositions of fact and expert witnesses, is now complete. On June 24, 2013, Emerson, and the other parties moved for summary judgment seeking dismissal of the remaining two claims. The oral argument for that motion is currently scheduled for July 25, 2013. In the event the motion for summary judgment is denied, Emerson will continue to defend the action vigorously. This matter is scheduled for trial on October 29, 2013.

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

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

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

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter	$2.10	$1.90	$2.56	$1.80
Second Quarter	2.12	1.84	2.03	1.48
Third Quarter	2.17	1.55	1.74	1.35
Fourth Quarter	1.79	1.30	2.09	1.61

There is no established trading market for the Company’s Series A convertible preferred stock, whose conversion feature expired as of March 31, 2002.

(b) Holders

At June 11, 2013, there were 251 stockholders of the Company’s common stock whose shares were registered with the Company’s transfer agent. The Company believes that the number of beneficial owners is substantially greater than the number of registered shareholders, because a large portion of the Company’s common stock is held of record in broker “street names”.

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

In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Results of Operations:

The following table summarizes certain financial information for the fiscal years ended March 31 (in thousands):

	2013	2012
Net product sales	$121,628	$156,975
Licensing revenue	6,768	6,276

Net revenues	128,396	163,251
Cost of sales	108,631	142,270
Other operating costs and expenses	1,355	1,352
Selling, general and administrative	7,759	7,764
Impairment of trademark	1,326	—

Operating income	9,325	11,865
Realized gain on sale of marketable securities	—	828
Gain on sale of building	—	347
Interest income, net	340	70

Income before income taxes	9,665	13,110
Provision for income taxes	3,666	2,476

Net income	$5,999	$10,634

Results of Operations — Fiscal 2013 compared with Fiscal 2012

Net product sales — Net product sales for fiscal 2013 were $121.6 million as compared to $157.0 million for fiscal 2012, a decrease of $35.4 million, or 22.5%. The Company’s sales during fiscal 2013 and 2012 were highly concentrated among the Company’s two largest customers, where gross product sales comprised approximately 94.2% and 90.3%, respectively, of the Company’s total gross product sales. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by $0.9 million and $1.0 million for fiscal 2013 and fiscal 2012, respectively.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i) Houseware product net sales decreased $28.8 million, or 19.7%, to $117.6 million in fiscal 2013 as compared to $146.4 million in fiscal 2012, principally driven by a decrease in sales of all products offered by the Company in the category, which is comprised of microwave ovens, compact refrigerators and wine coolers; and

ii) Audio product net sales were $4.1 million in fiscal 2013 compared to $10.6 million in fiscal 2012, a decrease of $6.5 million, or 61.5%, resulting from decreased net sales of all products offered by the Company in the category, which is comprised of clock radios and portable audio products.

As reported by the Company in a Form 8-K filed with the SEC on October 19, 2012, the Company was informed by its customer Wal-Mart, that, commencing with the Spring of 2013, Wal-Mart would discontinue purchasing from Emerson two microwave oven products that had been currently sold by the Company to Wal-Mart. During the year ended March 31, 2012 (“Fiscal 2012”), these two microwave oven products comprised, in the aggregate, approximately $48.4 million, or 31%, of the Company’s net product sales.

Emerson continued shipping these two products throughout the remainder of Fiscal 2013 (the year ending March 31, 2013), with sales of such products declining through the fourth quarter of Fiscal 2013. During Fiscal 2013, these two microwave oven products comprised, in the aggregate, approximately $36.1 million, or 29.7%, of the Company’s net product sales.

Emerson anticipates that the full impact of Wal-Mart’s decision will be realized by the Company in Fiscal 2014, which began on April 1, 2013. As previously disclosed by the Company, the complete loss of, or significant reduction in, business with either of the Company’s key customers will have a material adverse effect on the Company’s business and results of operations. Accordingly, Wal-Mart’s decision will have a material adverse effect on the Company’s business and results of operations. There can be no assurance that the Company will be able to increase sales of such products at levels sufficient to offset the adverse impact of Wal-Mart’s decision, if at all.

Licensing revenue — Licensing revenue in fiscal 2013 was $6.8 million as compared to $6.3 million for fiscal 2012, an increase of $0.5 million, or 7.8%. The increase in year-over-year licensing revenue for fiscal 2013 was due to approximately $1.2 million of higher year-over-year licensing revenue earned from the Company’s largest licensee, Funai Corporation, Inc. (“Funai”), on higher year-over-year sales by Funai of products bearing the Emerson® brand name, partially offset by lower aggregate year-over-year licensing revenues earned by the Company from its other licensees.

The Company’s largest license agreement is with Funai, which accounted for approximately 87% of the Company’s total licensing revenue, and which was amended during December 2012 to extend the term of the agreement until March 31, 2015. The agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the Emerson® trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, the Company receives non-refundable minimum annual royalty payments of $3.75 million each calendar year and a license fee on sales of product subject to the agreement in excess of the minimum annual royalties. During fiscal 2013 and 2012, licensing revenues of $5.9 million and $4.7 million, respectively, were earned under this agreement.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $128.4 million for fiscal 2013 as compared to $163.3 million for fiscal 2012, a decrease of $34.9 million, or 21.4%.

Cost of sales — Cost of sales includes those components as described in Note 1 “Cost of Sales” of the Notes to the Consolidated Financial Statements. In absolute terms, cost of sales decreased $33.7 million, or 23.6%, to $108.6 million in fiscal 2013 as compared to $142.3 million in fiscal 2012. Cost of sales, as a percentage of net revenues, was 84.6% in fiscal 2013 as compared to 87.2% in fiscal 2012. Cost of sales as a percentage of net product sales was 89.3% in fiscal 2013 as compared to 90.6% in fiscal 2012. The decrease in absolute terms for fiscal 2013 as compared to fiscal 2012 was primarily related to the reduced net product sales and lower year-over-year cost of sales as a percentage of sales, partially offset by the impact of an inventory valuation reserve reduction that occurred in fiscal 2012 that did not repeat in fiscal 2013.

Other operating costs and expenses — Other operating costs and expenses include those components as described in Note 1 “Other Operating Costs and Expenses” of the Notes to the Consolidated Financial Statements. Other operating costs and expenses as a percentage of net revenues was 1.1% in fiscal 2013 as compared to 0.8% in fiscal 2012. In absolute terms, other operating costs and expenses was $1.4 million for both fiscal 2013 and fiscal 2012.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 6.1% in fiscal 2013 as compared to 4.8% in fiscal 2012. S,G&A, in absolute terms, was $7.8 million in both fiscal 2013 and fiscal 2012, but increased as a percentage of net revenues due to decreased net product sales.

Impairment of Trademark — During fiscal 2013, upon completion of an analysis which showed the absence of future expected cash flows, the Company determined that the value of one of its non-strategic trademarks was fully impaired. Thus, the Company recorded an impairment charge of $1.3 million in September 2012 to write off this trademark. The Company does not anticipate any future material adverse financial impacts arising from this impairment.

Realized gain on sale of marketable securities — In fiscal 2012, the Company realized a gain of $0.8 million from the sale of its last remaining auction rate security with a face value of $5.0 million. See Note 11 — “Marketable Securities”.

Gain on sale of building — In fiscal 2012, the Company sold its former headquarter office building in New Jersey and realized a gain of $0.3 million on the sale. The Company currently rents office space to serve as its headquarters.

Interest income, net — Interest income, net, was $340,000 in fiscal 2013 as compared to $70,000 in fiscal 2012, resulting from a higher interest rate earned by the Company on its investments made during fiscal 2013 in Certificates of Deposit.

Provision for income taxes — In fiscal 2013 and fiscal 2012, the Company recorded income tax expense of $3.7 million and $2.5 million, respectively. See Item 8 — “Financial Statements and Supplementary Data” and Note 7 “Income Taxes”.

Net income — As a result of the foregoing factors, the Company’s net income was $6.0 million for fiscal 2013 as compared to net income of $10.6 million for fiscal 2012.

Liquidity and Capital Resources

General

As of March 31, 2013, the Company had cash and cash equivalents of approximately $21.4 million as compared to approximately $45.0 million at March 31, 2012. Working capital increased to $72.5 million at March 31, 2013 as compared to $64.4 million at March 31, 2012. The decrease in cash and cash equivalents of approximately $23.6 million was due to the below factors.

Net cash provided by operating activities was approximately $21.7 million for fiscal 2013, primarily resulting from the net income of $6.0 million, a reduction in inventories of $7.7 million, a reduction in accounts receivable of $5.6 million, a reduction of intangible assets of $1.3 million, a reduction in deferred tax assets of $1.2 million, an increase in income taxes payable of $1.2 million and a reduction in prepaid expenses and other current assets of $1.0 million, partially offset by reductions in accounts payable and other current liabilities of $1.4 million, and decreases in asset allowances of $1.4 million.

Net cash used by investing activities was $45.2 million for fiscal 2013 as compared to $7.8 million in net cash generated by investing activities for fiscal 2012, primarily due to investment made by the Company during fiscal 2013 in $45.2 million of certificates of deposit and $0.1 million in additions to property, plant and equipment, partially offset by a $0.1 million reduction in restricted cash.

Net cash used by financing activities was $63,000 for fiscal 2013 as compared to $2.5 million for fiscal 2012, primarily resulting from payments made on the Company’s capital lease and rental obligations.

Other Events and Circumstances Pertaining to Liquidity

Trade Terms

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

Potential Income Tax Issues Concerning the Extraordinary Dividend Paid by the Company in March 2010

On March 2, 2010, the Board declared an extraordinary dividend of $1.10 per common share which was paid on March 24, 2010. In connection with the Company’s determination as to the taxability of the dividend, the Board relied upon information and research provided to it by the Company’s tax advisors and, in reliance on the “stock-for-debt” exception in the Internal Revenue Code Sections 108(e)(8) and (e)(10), concluded that 4.9% of such dividend paid was taxable to the recipients.

In August 2012, the Company received a Form 886-A from the IRS which challenges the Company’s conclusions and determines that the Company does not qualify for the above-referenced exception. Accordingly, the IRS has concluded that 100% of the dividend paid was taxable to the recipients. The Company is defending its position and calculations and is contesting the position asserted by the IRS. The Company prepared and, on October 25, 2012, delivered its rebuttal to the IRS contesting the IRS determination. There can be no assurance that the Company will be successful in defending its position.

Initially, the Company withheld from the dividend paid to foreign shareholders an amount equal to the tax liability associated with such dividend. On April 7, 2010, upon a request made to the Company by its foreign controlling shareholder, S&T, the Company entered into an agreement with S&T (the “Agreement”), whereby the Company returned to S&T on April 7, 2010 that portion of the funds withheld for taxes from the dividend paid on March 24, 2010 to S&T, which the Company believes is not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits. The Agreement includes provisions pursuant to which S&T agreed to indemnify the Company for any liability imposed on it as a result of the Company’s agreement not to withhold such funds for S&T’s possible tax liability and a pledge of stock as collateral. The Company continues to assert that such dividend is largely not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits. In addition, the Company also continues to assert that this transaction results in an off-balance sheet arrangement and a possible contingent tax liability of the Company, which, if recognized, would be offset in part by the calling by the Company on S&T of the indemnification provisions of the Agreement.

In February 2011, upon the request of S&T to the Company, the Company and S&T agreed that the collateral pledged as a part of the Agreement would no longer be required and such collateral was returned by the Company to S&T in March 2011 and the Agreement was amended and restated to remove the collateral requirement but retain the indemnification provisions. The Agreement, as amended (the “Amended Agreement”), remains in effect as of today. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes which would have a material adverse effect on the Company’s financial condition and results of operations.

Income Tax Issues Concerning Overseas Income

On April 15, 2013 and June 5, 2013, Emerson received correspondence from the IRS including a (i) Form 5701 and Form 886-A regarding Adjusted Sales Income (collectively referred to as “NOPA 1”) and (ii) Form 5701 and Form 886-A regarding Adjusted Subpart F-Foreign Base Company Sales Income (collectively referred to as “NOPA 2”).

With respect to NOPA 1, the IRS is (i) challenging the position of the Company with respect to the way the Company’s controlled foreign corporation in Macao (the “Macao CFC”) recorded its product sales during Fiscal 2010 and Fiscal 2011 and (ii) asserting that an upward adjustment to the Company’s Fiscal 2010 and Fiscal 2011 taxable income of $4,981,520 and $5,680,182, respectively, is required.

With respect to NOPA 2, the IRS is challenging the position of the Company with respect to the fact that the Company considered the service fee paid by the Company to the Macao CFC to be non-taxable in the U.S. The IRS has taken the position that the service fee paid to the Macao CFC by the Company constitutes foreign base company sales income (“FBCSI”). The IRS asserts that the service fee earned by the Macao CFC in connection with its sales of products to the Company should be taxable to the Company as FBCSI. As a result, the IRS determined that an upward adjustment to the Company’s Fiscal 2010 and Fiscal 2011 taxable income of $1,553,984 and $1,143,162, respectively, is required.

The Company has evaluated the determinations made by the IRS as set forth in each of NOPA 1 and NOPA 2 in order to decide (a) how it will proceed and (b) the potential impact on the Company’s financial condition and operations. Furthermore, although NOPA 1 and NOPA 2 represent potential adjustments to Fiscal 2010 and Fiscal 2011 only, the Company believes it is likely that the IRS will take the position that the same type of adjustments should be made for each of the Company’s subsequent fiscal years. The assessment and payment of such additional taxes, penalties and interest would have a material adverse effect on the Company’s financial condition and results of operations.

With respect to NOPA 1, the Company is appealing the proposed adjustment with the IRS. In the event that the Company is not successful in its appeal, the Company estimates that it could be liable for a maximum in taxes, penalties and interest of approximately $13.3 million pertaining to NOPA 1, in the aggregate, for its Fiscal 2010, Fiscal 2011, Fiscal 2012 and Fiscal 2013 periods. However, because the Company’s current assessment is that its appeal of NOPA 1 is more likely than not to be successful, the Company has not recorded any liability to its March 31, 2013 balance sheet related to NOPA 1.

With respect to NOPA 2, the Company agrees in principle with the IRS’ position that the service fee paid to the Macao CFC by the Company would be treated as FBCSI and taxable to the Company but the Company does not agree with the adjustment to the Company’s taxable income as calculated by the IRS. However, the Company has estimated as approximately $1.1 million the amount of taxes, penalties and interest for which it would be liable for its Fiscal 2010, Fiscal 2011, Fiscal 2012 and Fiscal 2013 periods using the adjustments to taxable income as proposed by the IRS, and recorded such amount as a liability to its March 31, 2013 balance sheet.

Credit Arrangements

Letters of Credit — The Company utilizes Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2013 the Company had outstanding letters of credit totaling $0.1 million. A like amount of cash, which was posted by the Company as collateral against these outstanding letters of credit, at March 31, 2013, has been classified by the Company as Restricted Cash on the balance sheet.

Short-term Liquidity

In fiscal 2013, products representing approximately 46% of net sales were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.

The Company’s principal existing sources of cash are generated from operations. The Company believes that its cash on hand and existing sources of cash will be sufficient to support its existing operations over the next 12 months.

As of March 31, 2013, there were no capital expenditure or other commitments other than the normal purchase orders used to secure product.

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

Recently-Issued Financial Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board during the twelve months ended March 31, 2013 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

Accounting Standards Update 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (Issued July 2012)

The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.

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

Accounting Standards Update 2013-02, Comprehensive Income – Topic 220: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Issued February 2013)

The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.

Accounting Standards Update 2013-04, Liabilities – Topic 405: Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (Issued February 2013)

The guidance in this Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date as the sum of the following

The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors Any additional amount the reporting entity expects to pay on behalf of its co-obligors.

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.

The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this Update should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the Update’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this Update) and should disclose that fact. Early adoption is permitted.

Accounting Standards Update 2013-07, Presentation of Financial Statements – Topic 205: Liquidation Basis of Accounting (Issued April 2013)

The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. Entities that use the liquidation basis of accounting as of the effective date in accordance with other Topics (for example, terminating employee benefit plans) are not required to apply the amendments. Instead, those entities should continue to apply the guidance in those other Topics until they have completed liquidation.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Emerson Radio Corp and Subsidiaries

We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries (the “Company”), as of March 31, 2013 and 2012, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emerson Radio Corp. and Subsidiaries as of March 31, 2013 and 2012, and the results of their operations, and their cash flows for each of the two years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ MSPC
Certified Public Accountants and Advisors, A Professional Corporation

Cranford, New Jersey

July 16, 2013

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended March 31, 2013 and 2012

	2013	2012
	(In thousands, except per share data)
Net revenues:
Net product sales	$121,628	$156,975
Licensing revenue	6,768	6,276

Net revenues	128,396	163,251
Costs and expenses:
Cost of sales	108,631	142,270
Other operating costs and expenses	1,355	1,352
Selling, general and administrative expenses	7,759	7,764
Impairment of trademark	1,326	—

	119,071	151,386

Operating income	9,325	11,865
Other income:
Realized gain on sale of marketable securities	—	828
Gain on sale of building	—	347
Interest income, net	340	70

	340	1,245

Income before income taxes	9,665	13,110
Provision for income taxes	3,666	2,476

Net income	5,999	10,634

Basic net income per share	$.22	$.39

Diluted net income per share	$.22	$.39

Weighted average shares outstanding
Basic	27,130	27,130
Diluted	27,130	27,130

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For The Years Ended March 31, 2013 and 2012

	2013	2012
Net income	$5,999	$10,634
Other comprehensive income (loss), net of tax:
Foreign currency translation adj.	82	—
Realized gain on sale of available-for-sale securities	—	(828)
Comprehensive income	$6,081	$9,806

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2013 and 2012

	2013	2012
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$21,412	$44,960
Restricted cash	70	215
Short term investments	45,235	—
Accounts receivable, net	7,883	12,134
Other receivables	969	1,193
Due from affiliates	1	1
Inventory, net	3,454	11,269
Prepaid expenses and other current assets	1,873	2,873
Deferred tax assets	1,685	2,304

Total Current Assets	82,582	74,949
Property, plant, and equipment, net	258	260
Trademarks, net	219	1,545
Deferred tax assets	1,121	1,668
Other assets	104	262

Total Assets	$84,284	$78,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$43	$64
Accounts payable and other current liabilities	7,790	9,152
Due to affiliates	—	11
Accrued sales returns	965	1,201
Income taxes payable	1,281	107

Total Current Liabilities	10,079	10,535
Long-term borrowings	30	72
Deferred tax liabilities	194	177
Shareholders’ Equity:
Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at March 31, 2013 and March 31, 2012, respectively; 27,129,832 shares outstanding at March 31, 2013 and March 31, 2012, respectively	529	529
Additional paid-in capital	98,785	98,785
Accumulated deficit	(4,419)	(10,418)
Accumulated other comprehensive loss	—	(82)
Treasury stock, at cost (25,835,965 shares)	(24,224)	(24,224)

Total Shareholders’ Equity	73,981	67,900

Total Liabilities and Shareholders’ Equity	$84,284	$78,684

The accompanying notes are an integral part of the consolidated financial statements

.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended March 31, 2013 and 2012

		Common Shares Issued
	Preferred Stock	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
				(In thousands, except share data)
Balance — March 31, 2011	$3,310	52,965,797	$529	$98,785	$(21,055)	$746	$(24,224)	$58,091
Net income					$10,637			$10,637
Accumulated other comprehensive income:
Realized gain on sale of available-for-sale securities						$(828)		$(828)

Balance — March 31, 2012	$3,310	52,965,797	$529	$98,785	$(10,418)	$(82)	$(24,224)	$67,900
Net income					$5,999			$5,999
Accumulated other comprehensive income:
Foreign currency translation adjustment						$82		$82

Balance — March 31, 2013	$3,310	52,965,797	$529	$98,785	$(4,419)	$—	$(24,224)	$73,981

The accompanying notes are an integral part of the consolidated financial statements

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended March 31, 2013 and 2012

	2013	2012
	(In thousands)
Cash Flows from Operating Activities:
Net income	$5,999	$10,634
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	106	276
Deferred tax benefit	1,183	1,412
Asset allowances, reserves, and other	(1,441)	(2,622)
Gain on sale of building	—	(347)
Gain on sale of investment	—	(828)
Foreign currency translation adj.	82	—
Impairment of trademark	1,326	—
Changes in assets and liabilities:
Accounts receivable	5,582	(577)
Other receivables	224	220
Due from affiliates	—	(1)
Inventories	7,689	(755)
Prepaid expenses and other current assets	1,000	(2,324)
Other assets	158	96
Accounts payable and other current liabilities	(1,362)	(5,256)
Due to affiliates	(11)	9
Income taxes payable	1,174	(89)

Net cash provided (used) by operating activities	21,709	(152)

Cash Flows From Investing Activities:
Short term investment	(45,235)	—
Proceeds from sale of marketable securities	—	4,725
Restricted cash	145	385
Additions to property and equipment	(111)	(57)
Disposals of property and equipment	7	2,789

Net cash (used) provided by investing activities	(45,194)	7,842

Cash Flows from Financing Activities:
Repayments of long-term borrowings	(21)	(2,448)
Net decrease in capital lease and other rental obligations	(42)	(78)

Net cash used by financing activities	(63)	(2,526)

Net (decrease) increase in cash and cash equivalents	(23,548)	5,164
Cash and cash equivalents at beginning of year	44,960	39,796

Cash and cash equivalents at end of year	$21,412	$44,960

Supplemental disclosures of non-cash investing and financing activities:
Cash paid for:
Interest	$15	$23
Income taxes	$1,118	$1,942

The accompanying notes are an integral part of the consolidated financial statements

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

Cash Equivalents

Highly liquid investments with original maturities of three months or less at the time of purchase are considered to be cash equivalents.

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

Concentrations of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. Accounts receivable represent amounts due from retailers and distributors from sales to them of consumer electronics throughout the United States and Canada. The Company periodically performs credit evaluations of its customers but generally does not require collateral. The Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The accounts receivable allowance for doubtful accounts was $245,000 at March 31, 2013 and $326,000 at March 31, 2012.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The total cash balances on deposit in the U.S. which are insured by the Federal Deposit Insurance Corporation (“FDIC”) are currently and were insured by the FDIC up to $250,000 per bank as of March 31, 2013 and March 31, 2012 for interest-bearing accounts, and non-interest bearing accounts were insured by the FDIC with no limit, between December 31, 2010 and December 31, 2012. The Company’s cash balances in excess of FDIC-insured limits were approximately $21.2 million and approximately $38.1 million at March 31, 2013 and March 31, 2012, respectively.

Long-Lived Assets

The Company’s long-lived assets include property and equipment and trademarks. At March 31, 2013, the Company had approximately $258,000 of property and equipment, net of accumulated depreciation, and approximately $219,000 of trademarks, net of accumulated amortization, accounting for approximately 1% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topics 350 “Intangibles” and 360 “Property, Plant and Equipment”. The recoverability of assets held and used is measured by a comparison of the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. During fiscal 2013, upon completion of an analysis which showed the absence of future expected cash flows, the Company determined that the value of one of its non-strategic trademarks was fully impaired. Thus, the Company recorded an impairment charge of $1.3 million in September 2012 to write off this trademark. The Company does not anticipate any future material adverse financial impacts arising from this impairment.

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

Depreciation of property, plant and equipment is provided by the straight-line method as follows:

• Machinery, Equipment and Software	Three years to seven years
• Furniture & Fixtures	Seven years
• Leasehold Improvements	Straight-line basis over the shorter of the useful life of the improvement or the term of the lease

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

Cost of Sales

Cost of sales includes actual product cost, quality control costs, change in inventory reserves, duty, buying costs, the cost of transportation to the Company’s warehouses from its manufacturers, warehousing costs, and an allocation of those selling, general and administrative expenses that are directly related to these activities.

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

The Company generally does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations and there were no foreign exchange forward contracts held by the Company at March 31, 2013 or March 31, 2012.

Advertising Expenses

Advertising expenses are charged against earnings as incurred and are included in selling, general and administrative expenses. The Company incurred no advertising expenses during fiscal 2013 or fiscal 2012.

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

The sales and marketing support accrual activity for fiscal 2013 and fiscal 2012 was as follows (in thousands):

Balance at March 31, 2011	$3,035
Fiscal 2012 additions	2,385
Fiscal 2012 usages	(2,435)
Fiscal 2012 adjustments	(1,024)

Balance at March 31, 2012	$1,961
Fiscal 2013 additions	2,060
Fiscal 2013 usages	(1,991)
Fiscal 2013 adjustments	(878)

Balance at March 31, 2013	$1,152

Interest income, net

The Company records interest as incurred. The net interest income for fiscal 2013 and 2012 consists of:

	2013	2012
	(In thousands)
Interest expense	$(15)	$(23)
Interest income	355	93

Interest income, net	$340	$70

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

Comprehensive Income

Comprehensive income or loss is net income or loss adjusted for changes in the fair value of hedge instruments, unrealized gains or losses on securities, and foreign currency translation adjustments.

Net Earnings Per Common Share

Net earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents when dilution results from their assumed exercise.

Stock-Based Compensation

The Company accounts for all share based payments in accordance with ASC Topic 71X, “Compensation”, subtopic 718 “Compensation — Stock Compensation”. Accordingly, the computed fair value is expensed ratably over the requisite vesting period. The Company recorded no stock-based compensation costs during fiscal 2013 or fiscal 2012.

There were no stock options granted by the Company in fiscal 2013 or fiscal 2012.

Recent Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board during the twelve months ended March 31, 2013 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

Accounting Standards Update 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (Issued July 2012)

The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.

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

Accounting Standards Update 2013-02, Comprehensive Income – Topic 220: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Issued February 2013)

The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.

Accounting Standards Update 2013-04, Liabilities – Topic 405: Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (Issued February 2013)

The guidance in this Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date as the sum of the following

The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors Any additional amount the reporting entity expects to pay on behalf of its co-obligors.

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.

The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this Update should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the Update’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this Update) and should disclose that fact. Early adoption is permitted.

Accounting Standards Update 2013-07, Presentation of Financial Statements – Topic 205: Liquidation Basis of Accounting (Issued April 2013)

The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. Entities that use the liquidation basis of accounting as of the effective date in accordance with other Topics (for example, terminating employee benefit plans) are not required to apply the amendments. Instead, those entities should continue to apply the guidance in those other Topics until they have completed liquidation.

NOTE 2 — INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of March 31, 2013 and March 31, 2012, inventories consisted of the following:

	March 31, 2013	March 31, 2012
	(In thousands)
Finished goods	$3,658	$11,347
Less inventory allowances	(204)	(78)

	$3,454	$11,269

NOTE 3 — RELATED PARTY TRANSACTIONS:

From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited (Provisional Liquidators Appointed) (“Grande”), and one or more of Grande’s direct and indirect subsidiaries. Set forth below is a summary of such transactions.

Controlling Shareholder

The Grande Holdings Limited (Provisional Liquidators Appointed) (“Grande”), a Bermuda corporation, has, together with S&T International Distribution Limited (“S&T”), a subsidiary of Grande, and Grande N.A.K.S. Ltd., a subsidiary of Grande (together with Grande, the “Reporting Persons”), filed, on April 29, 2013, a Schedule 13D/A with the Securities and Exchange Commission (“SEC”) stating that, as of the filing date, the Reporting Persons had the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 56.2%, of the outstanding common stock of Emerson which, pursuant to an agreement between S&T and Deutsche Bank AG (“Deutsche Bank”) on March 26, 2013, are no longer subject to the rights granted to Deutsche Bank pursuant to a security agreement entered into between S&T and Deutsche Bank on January 20, 2010.

On April 10, 2013, Deutsche Bank filed a Form 4 with the SEC disclosing the redemption and release, as of April 2, 2013, of 3,380,079 shares of common stock (the “Remaining Pledged Shares”) of Emerson to S&T, Emerson’s largest shareholder. On May 9, 2013, a Schedule 13G was filed with the SEC by Deutsche Bank AG stating that it had no voting or dispositive power over any of the outstanding common stock of Emerson. As a result, Deutsche Bank no longer claims beneficial ownership of any of the Remaining Pledged Shares. Furthermore, because S&T has regained control of a majority of the outstanding shares of common stock of Emerson, Emerson is once again a Controlled company, as defined in Section 801(a) of the NYSE MKT Rules.

On May 31, 2011, upon application of a major creditor, the High Court of Hong Kong appointed Fok Hei Yu (who is also known by the anglicized name Vincent Fok), a current director of the Company, and Roderick John Sutton, both of FTI Consulting (Hong Kong) Limited (“FTI”), as Joint and Several Provisional Liquidators over Grande. Accordingly, as of May 31, 2011, the directors of Grande no longer have the ability to exercise control over Grande or the power to direct the voting and disposition of the 15,243,283 shares beneficially owned by Grande. Instead, Mr. Fok, as a Provisional Liquidator over Grande, has such power (see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”). In addition, on March 20, 2013, the Provisional Liquidators informed Emerson that they are obligated to liquidate the 15,243,283 shares beneficially owned by Grande. The Company can make no assurances regarding whether or to what extent such shares will be liquidated or retained by Grande, the timing, prices or amounts of any sales of shares or the impact, if any, on the Company, its other shareholders or the trading price of its common stock of any actual or anticipated dispositions of shares by the Provisional Liquidators.

Related Party Transactions

Rented Office Space in Hong Kong

The Company is billed for service charges from Brighton Marketing Limited, a subsidiary of Grande, in connection with the Company’s rented office space in Hong Kong. These charges totaled approximately $5,000 for the twelve month period ended March 31, 2013 and approximately $31,000 for the twelve month period ended March 31, 2012. Emerson owed Brighton Marketing Limited nil at both March 31, 2013 and March 31, 2012 pertaining to these charges.

During the twelve months ended March 31, 2013 and the twelve months ended March 31, 2012, the Company was also billed for service charges from The Grande Properties Management Limited, a related party to Christopher Ho, in connection with the Company’s rented office space in Hong Kong, in the amount of approximately $41,000 and approximately $32,000, respectively. During the twelve months ended March 31, 2012, the Company was billed for service charges from Asia Manufacturing Services Limited (formerly known as The Grande Group (Hong Kong) Ltd., a related party to Christopher Ho, in connection with the Company’s rented office space in Hong Kong, in the amount of approximately $19,000. The Company owed nil to The Grande Properties Management Limited related to these charges at both March 31, 2013 and March 31, 2012, and the Company owed approximately $1,000 to Asia Manufacturing Services Limited related to these charges at March 31, 2012.

Beginning July 3, 2012, the Company entered into a rental agreement with Lafe Strategic Services Limited (“Lafe”), which is a related party to Christopher Ho, whereby the Company is leasing out excess space within its rented office space in Hong Kong to Lafe. The rental agreement is on a month-by-month basis, cancellable by either the Company or Lafe on one month’s written notice. During the twelve months ended March 31, 2013, the Company earned rental income of approximately $27,000 from this arrangement. At March 31, 2013, Lafe owed Emerson nil in rental payable from this arrangement, and Emerson owed Lafe an amount of approximately $6,000 for a security deposit paid to the Company by Lafe at the inception of the agreement.

Consulting Services Provided to Emerson by one of its Directors

During the twelve months ended March 31, 2013 and March 31, 2012, Emerson paid consulting fees of approximately $110,000 and $60,000, respectively, to Mr. Eduard Will, a director of Emerson, for work performed by Mr. Will related to strategy for the Kayne Litigation as more fully described in Note 9 – “Legal Proceedings – Kayne Litigation” and merger and acquisition research. In addition, during the twelve months ended March 31, 2013 and March 31, 2012, Emerson paid expense reimbursements and advances, in the aggregate, of approximately $23,000 and approximately $21,000, respectively, to Mr. Will, related to this consulting work and his service as a director of Emerson.

At March 31, 2013 and March 31, 2012, respectively, the Company owed Mr. Will nil and approximately $10,000, respectively, related to these activities.

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

In August 2012, the Company received a Form 886-A from the IRS which challenges the Company’s conclusions and determines that the Company does not qualify for the above-referenced exception. Accordingly, the IRS has concluded that 100% of the dividend paid was taxable to the recipients. The Company is defending its position and calculations and is contesting the position asserted by the IRS. The Company prepared and, on October 25, 2012, delivered its rebuttal to the IRS contesting the IRS determination. There can be no assurance that the Company will be successful in defending its position.

In the event that the Company is not successful in establishing with the IRS that the Company calculations were correct, then the shareholders who received the dividend likely will be subject to and liable for an assessment of additional taxes due. Moreover, the Company may be contingently liable for taxes due by certain of its shareholders resulting from the dividend paid by the Company.

Initially, the Company withheld from the dividend paid to foreign shareholders an amount equal to the tax liability associated with such dividend. On April 7, 2010, upon a request made to the Company by its foreign controlling shareholder, S&T, the Company entered into an agreement with S&T (the “Agreement”), whereby the Company returned to S&T on April 7, 2010 that portion of the funds withheld for taxes from the dividend paid on March 24, 2010 to S&T, which the Company believes is not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits. The Agreement includes provisions pursuant to which S&T agreed to indemnify the Company for any liability imposed on it as a result of the Company’s agreement not to withhold such funds for S&T’s possible tax liability and a pledge of stock as collateral. The Company continues to assert that such dividend is largely not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits. In addition, the Company also continues to assert that this transaction results in an off-balance sheet arrangement and a possible contingent tax liability of the Company, which, if recognized, would be offset in part by the calling by the Company on S&T of the indemnification provisions of the Agreement.

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

In February 2011, upon the request of S&T to the Company, the Company and S&T agreed that the collateral pledged as a part of the Agreement would no longer be required and such collateral was returned by the Company to S&T in March 2011 and the Agreement was amended and restated to remove the collateral requirement but retain the indemnification provisions. The Agreement, as amended (the “Amended Agreement”), remains in effect as of today. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes which would have a material adverse effect on the Company’s financial condition and results of operations.

Other

During each of the twelve months ended March 31, 2013 and March 31, 2012, Emerson invoiced Vigers Appraisal & Consulting Ltd. (“Vigers”), a related party of Christopher Ho, approximately $4,000 for usage of telephone and data lines maintained by Emerson. Vigers owed Emerson approximately $1,000 at both March 31, 2013 and March 31, 2012 related to this activity.

NOTE 4 — PROPERTY, PLANT, AND EQUIPMENT:

As of March 31, 2013 and 2012, property, plant, and equipment is comprised of the following:

	2013	2012
	(In thousands)
Computer equipment and software	322	234
Furniture and fixtures	214	267
Machinery and equipment	679	679
Leasehold improvements	8	8

	1,223	1,188
Less accumulated depreciation and amortization	(965)	(928)

	$258	$260

Depreciation of property, plant, and equipment amounted to approximately $106,000 and $276,000 for the twelve months ended March 31, 2013 and 2012, respectively. During fiscal 2013, the Company disposed of property, plant and equipment with gross book values totaling approximately $20,000. The Company recognized a total net loss of approximately $2,000 on these disposals in fiscal 2013. During fiscal 2012, the Company disposed of property, plant and equipment with gross book values totaling approximately $2.7 million which were comprised mainly of the Company’s headquarters office building and land in New Jersey and recognized a total net gain of approximately $299,000 on these disposals in fiscal 2012.

NOTE 5 — BORROWINGS:

Long-term Borrowings

As of March 31, 2013 and 2012, long-term borrowings consisted of the following:

	2013	2012
	(In thousands)
Capitalized lease obligations and other	$73	$136
Less current maturities of capitalized lease obligations	43	64

Long-term borrowings	$30	$72

Maturities of long-term borrowings as of March 31, 2013, by fiscal year and in the aggregate are as follows (in thousands):

2014	$43
2015	30
Thereafter	—

Total	73
Less current portion	43

Total long term portion	$30

NOTE 6 — INCOME TAXES:

Income Tax Issues Concerning Overseas Income

On April 15, 2013 and June 5, 2013, Emerson received correspondence from the IRS including a (i) Form 5701 and Form 886-A regarding Adjusted Sales Income (collectively referred to as “NOPA 1”) and (ii) Form 5701 and Form 886-A regarding Adjusted Subpart F-Foreign Base Company Sales Income (collectively referred to as “NOPA 2”).

With respect to NOPA 1, the IRS is (i) challenging the position of the Company with respect to the way the Company’s controlled foreign corporation in Macao (the “Macao CFC”) recorded its product sales during Fiscal 2010 and Fiscal 2011 and (ii) asserting that an upward adjustment to the Company’s Fiscal 2010 and Fiscal 2011 taxable income of $4,981,520 and $5,680,182, respectively, is required.

With respect to NOPA 2, the IRS is challenging the position of the Company with respect to the fact that the Company considered the service fee paid by the Company to the Macao CFC to be non-taxable in the U.S. The IRS has taken the position that the service fee paid to the Macao CFC by the Company constitutes foreign base company sales income (“FBCSI”). The IRS asserts that the service fee earned by the Macao CFC in connection with its sales of products to the Company should be taxable to the Company as FBCSI. As a result, the IRS determined that an upward adjustment to the Company’s Fiscal 2010 and Fiscal 2011 taxable income of $1,553,984 and $1,143,162, respectively, is required.

The Company has evaluated the determinations made by the IRS as set forth in each of NOPA 1 and NOPA 2 in order to decide (a) how it will proceed and (b) the potential impact on the Company’s financial condition and operations. Furthermore, although NOPA 1 and NOPA 2 represent potential adjustments to Fiscal 2010 and Fiscal 2011 only, the Company believes it is likely that the IRS will take the position that the same type of adjustments should be made for each of the Company’s subsequent fiscal years. The assessment and payment of such additional taxes, penalties and interest would have a material adverse effect on the Company’s financial condition and results of operations.

With respect to NOPA 1, the Company is appealing the proposed adjustment with the IRS. In the event that the Company is not successful in its appeal, the Company estimates that it could be liable for a maximum in taxes, penalties and interest of approximately $13.3 million pertaining to NOPA 1, in the aggregate, for its Fiscal 2010, Fiscal 2011, Fiscal 2012 and Fiscal 2013 periods. However, because the Company’s current assessment is that its appeal of NOPA 1 is more likely than not to be successful, the Company has not recorded any liability to its March 31, 2013 balance sheet related to NOPA 1.

With respect to NOPA 2, the Company agrees in principle with the IRS’ position that the service fee paid to the Macao CFC by the Company would be treated as FBCSI and taxable to the Company but the Company does not agree with the adjustment to the Company’s taxable income as calculated by the IRS. However, the Company has estimated as approximately $1.1 million the amount of taxes, penalties and interest for which it would be liable for its Fiscal 2010, Fiscal 2011, Fiscal 2012 and Fiscal 2013 periods using the adjustments to taxable income as proposed by the IRS, and recorded such amount as a liability to its March 31, 2013 balance sheet.

The Company’s provision for income taxes for Fiscal 2013 and Fiscal 2012 were as follows:

	2013	2012
	(In thousands)
Current:
Federal	$1,353	$266
Foreign, state and other	215	579
Prior year federal and state with penalty & interest	881	234
Deferred:
Federal	947	1089
Foreign, state and other	270	308

Provision for income taxes	$3,666	$2,476

The Company files a consolidated federal return and certain state and local income tax returns.

The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory federal rate of 34% to earnings before income taxes for Fiscal March 2013 and Fiscal 2012 is analyzed below:

	2013	2012
	(In thousands)
Statutory provision	$3,283	$4,458
Foreign subsidiary	(2,626)	(1,677)
State taxes	366	736
Permanent differences	716	6
Prior year taxes	897	34
True up AMT Credit	898	—
True up to prior year taxes	56	—
Valuation allowance		(1,081)
Other, net	76	—

Total income tax	$3,666	$2,476

As of March 31, 2013 and March 31, 2012, the significant components of the Company’s deferred tax assets and liabilities were as follows:

	2013	2012
	(In thousands)
Deferred tax assets:
Current:
Accounts receivable reserves	$881	$1,445
Inventory reserves	401	368
Accruals	237	214
Stock warrants	166	166
Non-current:
Property, plant, and equipment	1,169	699
Net operating loss and credit carryforwards	107	1,235
Stock compensation	79	79

Gross deferred tax assets	3,040	4,206

Valuation allowances	(234)	(234)

Total deferred tax assets	2,806	3,972
Deferred tax liabilities:
Non-current:
Capital lease expense	194	177

Total Deferred Tax Liabilities	194	177

Net deferred tax assets	$2,612	$3,795

The Company has no U.S. federal net operating loss carryforwards (“NOLs”) as of March 31, 2013.

The amounts of state NOLs available by year as of March 31, 2013 are as follows (in millions $):

Loss Year (Fiscal)	Included in DTA	Expiration Year (Fiscal)
2008	1.3	2018

The tax benefits related to these state net operating loss carryforwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

Income of foreign subsidiaries before taxes was $7,787,000 and $4,908,000 for the years ended March 31, 2013 and 2012, respectively.

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

A reconciliation of the Company’s changes in uncertain tax positions from April 1, 2012 to March 31, 2013 is as follows:

In 000’s
Total amount of unrecognized tax benefits as of April 1, 2012	$121
Gross increases in unrecognized tax benefits as a result of tax positions taken during a prior period	—
Gross decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	—
Gross increases in unrecognized tax benefits as a result of tax positions taken during the current period	—
Gross decreases in unrecognized tax benefits as a result of tax positions taken during the current period	—
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	—
Reductions to unrecognized tax benefits as a result of lapse of statute of limitations	—

Total amount of unrecognized tax benefits as of March 31, 2013	$121

The effective tax rate on the Company’s income before income taxes for fiscal 2013 differs from the federal statutory rate primarily as a result of difference in tax rate between U.S. and foreign jurisdictions, state income taxes, and change in net operating loss carryforwards. The effective tax rate on the Company’s income before income taxes for fiscal 2012 differs from the federal statutory rate primarily as a result of difference in tax rate between U.S. and foreign jurisdictions, state income taxes and change in net operating loss carryforwards.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of March 31, 2013:

Jurisdiction	Open Tax Years
U.S. Federal	2009-2012
U.S. States	2008-2012
Foreign	2006-2012

Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

NOTE 7 — COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases warehouse and office space with annual commitments as follows (in thousands):

		Rental Commitments
Fiscal Years	Amount	Affiliate	Non-Affiliate
2014	672	—	672
2015	231	—	231
2016	111	—	111
2017	25	—	25
Thereafter	—	—	—

Total	$1,039	$—	$1,039

Rent expense resulting from leases with non-affiliated companies aggregated $1,151,000 and $1,369,000, respectively, for fiscal 2013 and 2012.

Letters of Credit:

The Company utilizes the services of one of its banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2013 and March 31, 2012, the Company had approximately $0.1 million and $0.2 million of letters of credit outstanding.

Capital Expenditure and Other Commitments:

As of March 31, 2013, there were no capital expenditure or other commitments other than the normal purchase orders used to secure product.

Employee Benefit Plan:

The Company currently sponsors a defined contribution 401(k) retirement plan which is subject to the provisions of the Employee Retirement Income Security Act. The Company matches a percentage of the participants’ contributions up to a specified amount. These contributions to the plan for fiscal 2013 and 2012 were $65,000 and $64,000, respectively, and were charged against earnings for the periods presented.

NOTE 8 — STOCK BASED COMPENSATION:

In 2004, the Company adopted the 2004 Employee Stock Options Plan. The provisions for exercise price, term and vesting schedule are, for the most part, the same as the previous Incentive Stock Option Plan. The maximum aggregate number of shares of common stock available pursuant to the Program is 2,500,000 shares.

There were no transactions during fiscal 2013 or fiscal 2012, and as of March 31, 2013, there were no options outstanding. At March 31, 2013, 2012 and 2011, the weighted average exercise price of exercisable options under the Program was nil.

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

A summary of transactions under the plan for the two years ended March 31, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding — April 1, 2011	50,000	$3.13

Outstanding — March 31, 2012	50,000	$3.13

Outstanding — March 31, 2013	50,000	$3.13

Exercisable at March 31, 2013	50,000	$3.13

The following table provides additional information as to the options outstanding under the Non-Employee Director Stock Option Plan as of March 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Amount Exercisable	Weighted Average Exercise Price
$3.07	25,000	2.8	$3.07	25,000	$3.07
$3.19	25,000	3.6	3.19	25,000	3.19

	50,000	3.2	$3.13	50,000	$3.13

There were no options granted during the fiscal years ending March 31, 2013 or 2012. As of March 31, 2013, there were a total of 50,000 options outstanding with exercise prices ranging from $3.07 per share to $3.19 per share, all of which were fully vested. The weighted average exercise price of exercisable options under the Non-Employee Director Stock Option Plan was $3.13 for both March 31, 2013 and 2012.

NOTE 9 — SHAREHOLDERS’ EQUITY:

Common Shares:

Authorized common shares total 75,000,000 shares of common shares, par value $0.01 per share, of which, 27,129,832 were issued and outstanding as of March 31, 2013 and 2012. Shares held in treasury at March 31, 2013 and 2012 were 25,835,965.

Common Stock Repurchase Program:

In September 2003, the Company’s Board authorized a share repurchase programs for 2,000,000 shares. No shares were repurchased in fiscal 2013 or fiscal 2012. As of March 31, 2013, 732,377 shares remain available for repurchase under this program.

Series A Preferred Stock:

The Company has issued and outstanding 3,677 shares of Series A Preferred Stock, (“Preferred Stock”) $.01 par value, with a face value of $3,677,000, which had no determinable market value as of March 31, 2013. Effective March 31, 2002, the previously existing conversion feature of the Preferred Stock expired. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

NOTE 10 — SHORT TERM INVESTMENTS:

At March 31, 2013 and March 31, 2012, the Company held short-term investments totaling $45.2 million and nil, respectively. At March 31, 2013, these investments were comprised of bank certificates of deposit with maturities in June and August 2013.

NOTE 11 — NET EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share for the years ended March 31, 2013 and March 31, 2012:

	2013	2012
	(In thousands, except per share data)
Numerator:
Net income for basic and diluted earnings per share	$5,999	$10,634

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130
Effect of dilutive securities on denominator:
Options	—	—

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,130

Net income per share:
Basic and diluted loss per share	$.22	$.39

For the year ended March 31, 2013, 50,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants exceeded the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

NOTE 12 — LICENSE AGREEMENTS:

The Company is party to numerous license agreements that allow licensees to use its trademarks for the manufacture and/or the sale of consumer electronics and other products and are referred to as “outward licenses”. These license agreements (i) allow the licensee to use the Company’s trademarks for a specific product category, or for sale within specific geographic areas, or for sales to a specific customer base, or any combination of the above, or any other category that might be defined in the license agreement and (ii) may be subject to renewal at the initial expiration of the agreements and are governed by the laws of the United States.

NOTE 13 — LEGAL PROCEEDINGS:

Kayne Litigation. On July 7, 2011, the Company was served with an amended complaint (the “Complaint”) filed in the United States District Court for the Central District of California alleging, among other things, that the Company, certain of its present and former directors and other entities or individuals now or previously associated with Grande, intentionally interfered with the ability of the plaintiffs to collect on a judgment (now approximately $47 million) they had against Grande by engaging in transactions (such as the dividend paid to all shareholders in March 2010) which transferred assets out of the United States. The Complaint also asserts claims under the civil RICO statute and for alter ego liability. In the Company’s opinion, the claims appear to be devoid of merit. Accordingly, on September 27, 2011, Emerson moved to dismiss the action for failure to state a claim. On or about February 27, 2012, the Court dismissed the intentional interference claim and portions of the Civil RICO claim with leave to re-plead, but denied the motion to dismiss the alter ego claim. On March 19, 2012, the plaintiffs filed a Second Amended Complaint setting forth the same claims as the Complaint. On April 20, 2012, the Company moved to dismiss the re-pleaded intentional interference and RICO claims, and oral arguments on this motion were held on June 18, 2012. On September 6, 2012, the Court dismissed the RICO claim, but granted the plaintiffs leave to re-plead. On September 17, 2012, the plaintiffs filed a Third Amended Complaint setting forth the same claims as the Complaint. The Company’s response to the Third Amended Complaint was due and filed on October 4, 2012, which joined in a co-defendants’ motion to dismiss the alter ego claim and the RICO claim. The Court heard oral argument on December 17, 2012. On May 9, 2013, the Court granted, in part, the motion to dismiss and dismissed the RICO claim with prejudice. On May 23, 2013, Emerson filed an Answer in which it denied the allegations of the Third Amended Complaint. Discovery, which included the exchange of thousands of documents and numerous depositions of fact and expert witnesses, is now complete. On June 24, 2013, Emerson, and the other parties moved for summary judgment seeking dismissal of the remaining two claims. The oral argument for that motion is currently scheduled for July 25, 2013. In the event the motion for summary judgment is denied, Emerson will continue to defend the action vigorously. This matter is scheduled for trial on October 29, 2013.

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

NOTE 14 — GEOGRAPHIC INFORMATION:

Net revenues and identifiable assets of the Company for the fiscal years ended March 31, 2013 and March 31, 2012 are summarized below by geographic area (in thousands). Net revenues are attributed to geographic area based on location of customer.

	Year Ended March 31, 2013
	U.S.	Foreign	Consolidated
Net third party revenue	$128,396	$—	$128,396

Long-lived assets	$23,458	$12,731	$36,189

	Year Ended March 31, 2012
	U.S.	Foreign	Consolidated
Net third party revenue	$163,251	$—	$163,251

Long-lived assets	$67,127	$7,614	$74,741

NOTE 15 — TRADEMARKS

During fiscal 2013, upon completion of an analysis which showed the absence of future expected cash flows, the Company determined that the value of one of its non-strategic trademarks was fully impaired. Thus, the Company recorded an impairment charge of $1.3 million in September 2012 to write off this trademark. The Company does not anticipate any future material adverse financial impacts arising from this impairment.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2013, there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2013.

Item 11.	EXECUTIVE COMPENSATION

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2013.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2013.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2013.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2013.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements. The following financial statements of Emerson Radio Corp. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended March 31, 2013 and 2012
Consolidated Balance Sheets as of March 31, 2013 and 2012
Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended March 31, 2013 and 2012
Notes to Consolidated Financial Statements

All financial statement schedules are omitted from this Annual Report on Form 10-K, as they are not required or applicable or the required information is included in the financial statements or notes thereto.

2. Exhibits. The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

Exhibit Number

3.1	Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

3.4	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit (3) (b) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

3.5	Amendment dated February 14, 1996 to the Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.6	By-Laws of Emerson (incorporated by reference to Exhibit 3.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

3.7	Amendment dated November 28, 1995 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.8	Amendment effective as of November 10, 2009 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.1 of Emerson’s Current Report on Form 8-K filed on November 16, 2009).

3.9	Amendment effective as of August 31, 2011 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.2 of Emerson’s Current Report on Form 8-K filed on September 7, 2011).

10.12	License Agreement effective as of January 1, 2001 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10) (z) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.12.1	First Amendment to License Agreement dated February 19, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.1) of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2002).

10.12.2	Second Amendment to License Agreement effective August 1, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.2) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.12.3	Third Amendment to License Agreement effective February 18, 2004 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit 10.12.3 of Emerson’s Annual Report on Form 10-K for the year ending March 31, 2004).

10.12.4	Fourth Amendment to License Agreement effective December 3, 2004 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit (10.12.4) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.12.5	Fifth Amendment to License Agreement effective May 18, 2005 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit (10.12.5) of Emerson’s Annual Report on Form 10-K for the year ending March 31, 2005).

10.12.7	Seventh Amendment to License Agreement effective December 22, 2005 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit 10.1 of Emerson’s Current Report on Form 8-K filed on December 29, 2005).

10.13	Second Lease Modification dated as of May 15, 1998 between Hartz Mountain, Parsippany and Emerson (incorporated by reference to Exhibit (10) (v) of Emerson’s Annual Report on Form 10-K for the year ended April 3, 1998).

10.13.1	Third Lease Modification made the 26th day of October, 1998 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended October 2, 1998).

10.13.2	Fourth Lease Modification made the 12th day of February, 2003 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10.13.2) of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.13.3	Lease Agreement dated as of October 8, 2004 between Sealy TA Texas, L.P., a Georgia limited partnership, and Emerson Radio Corp. (incorporated by reference to Exhibit (10.13.3) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.13.4	Fifth Lease Modification Agreement made the 2nd day of December, 2004 between Hartz Mountain Industries, Inc. and Emerson (incorporated by reference to Exhibit (10.13.3) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.13.5	Lease Agreement (Single Tenant) between Ontario Warehouse I, Inc., a Florida corporation, as Landlord, and Emerson Radio Corp., a Delaware corporation, as Tenant, effective as of December 6, 2005 (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on January 4, 2006).

10.13.6	Letter agreement, dated November 28, 2005, between Emerson Radio Corp. and The Grande Group (Hong Kong) Limited regarding lease of office space. (Incorporated by reference to Exhibit 10.13.6 to Emerson’s Annual Report on Form 10-K for the year ended March 31, 2006).

10.13.7	Letter agreement, dated November 29, 2005, between Emerson Radio Corp. and The Grande Group (Hong Kong) Limited regarding management services for office space. (Incorporated by reference to Exhibit 10.13.7 to Emerson’s Annual Report on Form 10-K for the year ended March 31, 2006).

10.18.1	Emerson Radio Corp. 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 1 of Emerson’s 2004 Proxy Statement).

10.18.2	Emerson Radio Corp. 2004 Non-Employee Outside Director Stock Option Plan (incorporated by reference to Exhibit 2 of Emerson’s 2004 Proxy Statement).

10.25	Employment Agreement, dated as of April 3, 2007, by and between Emerson Radio Corp. and Greenfield Pitts (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed with the SEC on April 6, 2007).

10.26	Employment Agreement, dated as of October 15, 2007, by and between Emerson Radio Corp. and John Spielberger (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on July 11, 2008).

10.27.5	Loan and Security Agreement dated as of December 23, 2005, among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd., and Emerson Radio International Ltd. (as Borrowers) and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 of Emerson’s Form 8-K dated December 29, 2005).

10.27.6	Seventh Amendment to Loan and Security Agreement dated as of December 23, 2005 among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd. and Emerson Radio International Ltd. (as Borrowers) and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.27.6 of Emerson’s Annual Report on Form 10-K/A for the year ended March 31, 2009).

10.27.7	Eighth Amendment to Loan and Security Agreement dated as of December 23, 2005 among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd. and Emerson Radio International Ltd. (incorporated by reference to Exhibit 10.27.7 of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2010).

10.27.8	Ninth Amendment to Loan and Security Agreement dated as of December 23, 2005 among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd. and Emerson Radio International Ltd. (incorporated by reference to Exhibit 10.27.8 of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2010).

10.28.1	Form of Common Stock Warrant Agreement entered into on October 7, 2003 by and between Emerson Radio Corp. and Ladenburg Thalmann & Co., Inc. (Incorporated by reference to Exhibit 10.28.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.28.2	Common Stock Purchase Warrant Agreement entered into on August 1, 2004 by and between Emerson Radio Corp. and EPOCH Financial Services, Inc. (incorporated by reference to Exhibit 10.28.2 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.28.3	Stock Purchase Agreement among Emerson Radio Corp., Collegiate Pacific Inc. and Emerson Radio (Hong Kong) Limited, dated July 1, 2005 (incorporated by reference to Exhibit 2.1 to Emerson’s Current Report on Form 8-K filed on July 8, 2005).

10.29	Employment Agreement dated as of October 1, 2009 between Emerson and Duncan Hon (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on November 16, 2009).

10.30	Consulting Agreement dated as of September 4, 2010 between the Company and Mr. Greenfield Pitts (incorporated by reference to Exhibit 10.30 to Emerson’s Form 10-Q for the quarter ended September 30, 2011).

10.31	Employment Agreement dated as of March 31, 2011 between the Company and Mr. Hon Tak Kwong (incorporated by reference to Exhibit 10.31 to Emerson’s Form 10-Q for the quarter ended September 30, 2011).

10.32	Consultancy Agreement dated as of June 26, 2012 between the Company and Mr. Ma Chi Chiu (incorporated by reference to Exhibit 10.33 to Emerson’s Form 10-K/A for the year ended March 31, 2012).

10.33	Employment Agreement dated as of August 1, 2007, as amended, between the Company and Mr. Andrew L. Davis (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on September 10, 2010).

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2004).

21.1	Principal Subsidiaries of the Company as of March 31, 2012.*

23.1	Consent of Independent Registered Public Accounting Firm — MSPC, Certified Public Accountants and Advisors, Professional Corporation.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.1+	XBRL Instance Document. ***

101.2+	XBRL Taxonomy Extension Schema Document. ***

101.3+	XBRL Taxonomy Extension Calculation Linkbase Document. ***

101.4+	XBRL Taxonomy Extension Definition Linkbase Document. ***

101.5+	XBRL Taxonomy Extension Label Linkbase Document. ***

101.6+	XBRL Taxonomy Extension Presentation Linkbase Document. ***

*	Filed herewith.
**	Furnished herewith.
***	The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.

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

EMERSON RADIO CORP.

By:	/s/ Duncan Hon
Duncan Hon
Chief Executive Officer

By:	/s/ Andrew L. Davis
Andrew L. Davis
Chief Financial Officer

Dated: July 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher Ho Christopher Ho	Chairman of the Board of Directors	July 16, 2013

/s/ Eduard Will Eduard Will	Vice Chairman of the Board of Directors	July 16, 2013

/s/ Duncan Hon Duncan Hon	Chief Executive Officer and Director	July 16, 2013

/s/ Vincent Fok Vincent Fok	Director	July 16, 2013

/s/ Mirzan Mahathir Mirzan Mahathir	Director	July 16, 2013

/s/ Kareem E. Sethi Kareem E. Sethi	Director	July 16, 2013

/s/ Terence A. Snellings Terence A. Snellings	Director	July 16, 2013