Form 10-K/A
period 2013-03-31
EMERSON RADIO CORP
filed 2013-07-29
CIK 32621

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO.

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2012 (computed by reference to the last reported sale price of the Common Stock on the NYSE MKT on such date): $24,248,560

Number of Common Shares outstanding at July 30, 2012: 27,129,832

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

Unless the context otherwise requires, the term “the Company” and “Emerson,” refers to Emerson Radio Corp. and its subsidiaries.

This Amendment No. 1 on Form 10-K/A (the “Form 10/KA”) to the Annual Report on Form 10-K (the “Annual Report”) of the Company for the fiscal year ended March 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on July 16, 2013, is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended March 31, 2013, and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Exchange Act, the Company is including with this Form 10-K/A certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on July 16, 2013 or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information regarding the current directors of Emerson Radio Corp. (“Emerson,” “us” or the “Company”).

Name	Age	Year First Became Director	Principal Occupation or Employment
Christopher Ho	62	2006	Christopher Ho has served as the Company’s Chairman since July 2006. Mr. Ho is presently the sole director of The Grande Holdings Limited (Provisional Liquidators Appointed) (“Grande”), a Hong Kong based group of companies engaged principally in the distribution of household appliances and consumer electronic products and licensing of trademarks. Grande indirectly, through a wholly-owned subsidiary, owns the controlling interest in the Company’s outstanding common stock. With respect to Grande, on March 25, 2013, the Stock Exchange of Hong Kong Limited (the “HKEx”) censured Mr. Ho, among other directors and former directors of Grande (together with Mr. Ho, the “Relevant Directors”), for breaching the Rules Governing the Listing of Securities on the HKEx. The censure related to the failure of the Relevant Directors to take action to disclose in a timely manner certain events and/or developments (the “Relevant Events”) which caused the significant deterioration of Grande’s 2007 financial results. The Relevant Events took place during the second half of 2007 and early 2008, before Grande announced its results for the year ended December 31, 2007. The HKEx concluded that the disclosure of the Relevant Events and the significant deterioration in Grande and its subsidiaries financial performance during the second half of 2007 were delayed and in breach of certain rules and that the Relevant Directors had breached their director’s undertaking. As a result, the HKEx directed that Mr. Ho undergo 24 hours of training on Rule compliance, director’s duties and corporate governance matters to be given by the course providers approved by the HKEx (the “Training”), within 90 days from March 25, 2013, and that the other Relevant Directors undergo the Training if they wish to serve as directors of an HKEx listed company in the future, in advance of their appointment to such directorship. On July 2, 2013, Grande announced that Mr. Ho, as of June 14, 2013, had fully complied with the Training and that written certification of full compliance with the Training requirement issued by the training provider had been provided to the HKEx on June 18, 2013. Mr. Ho also currently serves as Chairman of Lafe Corporation Limited, a company listed on the Singapore Exchange. Mr. Ho graduated from the University of Toronto in 1974. He is a member of the Canadian Institute of Chartered Accountants as well as a member of the Certified Management Accountants of Ontario. He also is a Certified Public Accountant in Hong Kong and a member of the Hong Kong Institute of Certified Public Accountants. He was a partner in an international accounting firm before joining Grande and has extensive experience in corporate finance, international trade and manufacturing.

			Based on Mr. Ho’s extensive experience in consumer electronics, corporate finance and international trade, the Board of Directors believes that he is well qualified to serve as a director of the Company.

Eduard Will (1)	71	2006	Eduard Will has been the Company’s Vice Chairman since October 2007 and a director since July 2006. From July 2006 until October 2007, Mr. Will served as the Company’s President- North American Operations. Prior to becoming President- North American Operations, Mr. Will was the Chairman of the Company’s Audit Committee from January 2006 through July 2006. From 2001 to 2002, Mr. Will served as Chief Executive Officer of Boca Research, Inc. Mr. Will has more than 40 years of experience as a merchant banker, senior advisor and director of various public and private companies. Presently, Mr. Will is serving on the Board or acting as Senior Adviser to Lafe Corporation Limited (Singapore), Ricco Capital (Holdings) Ltd. (Hong Kong) and South East Group (Hong Kong). Until his resignation in December 2012, Mr. Will had also served as a director of Integrated Data Corporation.

			Based on Mr. Will’s background in merchant banking and service on a variety of corporate boards, the Board believes that he is well qualified to serve as a director of the Company.

Name	Age	Year First Became Director	Principal Occupation or Employment

Duncan Hon	52	2009	Duncan Hon, a director of the Company since February 2009, has been the Company’s Chief Executive Officer since August 2011 and, prior to that, was the Company’s Deputy Chief Executive Officer since November 2009. Mr. Hon served as a director of Grande between January 2011 and March 2013, at which time he resigned as a director of Grande. Mr. Hon currently serves as a director and Vice Chairman of the Board of Sansui Electric Co. Ltd., which was delisted from the Tokyo Stock Exchange in May 2012. In addition to his employment with the Company, Mr. Hon is also an employee of a subsidiary of Grande which is engaged in trademark licensing. He is a member of the Hong Kong Institute of Certified Public Accountants and the Association of Chartered Certified Accountants.

			Based on Mr. Hon’s role as Chief Executive Officer of the Company and his experience in management and accounting, the Board believes that he is well qualified to serve as a director of the Company.

Vincent Fok	43	2011	Vincent Fok has been a director since August 2011. Mr. Fok is currently a senior managing director of FTI Consulting, a global advisory firm assisting companies to protect and enhance enterprise value, and was appointed one of two Joint and Several Provisional Liquidators over Grande by the High Court of Hong Kong on May 31, 2011. Additionally, Mr Fok is an independent non-executive director of Kaisa Group Holdings Limited and Shirble Department Store Holdings (China) Limited, both of which are listed on the Hong Kong Stock Exchange, and was a non-executive director of Delong Holding Limited, a Singapore listed company, between 2009 and 2012. Mr. Fok is a member of the Hong Kong Institute of Certified Public Accountants, the CPA Australia and the Hong Kong Institute of Directors. Mr Fok graduated from Australian National University with a bachelor’s degree in commerce.

			Based on Mr. Fok’s background in business and corporate finance, the Board believes that he is well qualified to serve as a director of the Company.

Mirzan Mahathir (1)	54	2007	Mirzan Mahathir has been a director since December 2007. Mr. Mahathir currently manages his investments in Malaysia and overseas while facilitating business collaboration in the region. Previously, Mr. Mahathir worked for IBM Corporation and Salomon Brothers. Between 1992 and 2007, Mr. Mahathir served as the Executive Chairman and President of Konsortium Logistik Berhad, a Malaysian logistic solutions provider listed on the Bursa Malaysia. He also is the Chairman and CEO of Crescent Capital Sdn Bhd, a Malaysian investment holding and independent strategic and financial advisory firm which he founded, and the President of the Asian Strategy and Leadership Institute (ASLI), a leading organizer of business conferences, secretariat for business councils and public policy research centre. Currently, Mr. Mahathir holds directorships in Petron Corporation, AHB Holdings Berhad and Lafe Corporation Limited, companies listed on the Philippine Stock Exchange, Bursa Malaysia, and the Singapore Exchange respectively. He is a member of the Wharton School Executive Board for Asia and the Business Advisory Council of UN/ESCAP.

			Based on Mr. Mahathir’s executive management and directorship experience, the Board believes that he is well qualified to serve as a director of the Company.

Kareem E. Sethi (2)	36	2007	Kareem E. Sethi has been a director since December 2007. Mr. Sethi has served as Managing Director of Streetwise Capital Partners, Inc. since 2003. From 1999 until 2003, Mr. Sethi was Manager, Business Recovery Services for PricewaterhouseCoopers LLP.

			Based on Mr. Sethi’s experience in accounting, corporate finance and portfolio management, the Board believes that he is well qualified to serve as a director of the Company.

Terence A. Snellings (1) (2)	63	2008	Terence A. Snellings has been a director since August 2008. Until December 2009, Mr. Snellings served as Director of Finance and Administration of Refugee Resettlement and Immigration Services of Atlanta, Inc., a non-profit agency that provides an entry into the American culture for refugees. From 1986 until April 2006, Mr. Snellings served as Managing Director of Wachovia Services, Ltd., where he managed investment banking origination activities of the Asia-Pacific Group within Wachovia Securities Corporate and Investment Banking Division.

			Based on Mr. Snellings’ experience in international banking and finance, the Board believes that he is well qualified to serve as a director of the Company.

(1)	Member of the Corporate Governance, Nominating and Compensation Committee
(2)	Member of the Audit Committee

Board of Directors and Committees

The Company’s Board presently consists of seven directors and its composition is unchanged since the beginning of the Company’s fiscal year ended March 31, 2013 (“Fiscal 2013”). The Board has determined that four of the seven current directors, Messrs. Will, Mahathir, Sethi and Snellings, meet the definition of independence as established by the NYSE MKT listing rules.

The Board presently has two standing committees, the Audit Committee, which is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and Rule 10A-3 thereunder, and the Corporate Governance, Nominating and Compensation Committee.

The Company’s Audit Committee currently consists of Mr. Sethi and Mr. Snellings, both of whom the Board has determined meet the definition of independence as established by the NYSE MKT listing rules and SEC rules, and its composition is unchanged since the beginning of Fiscal 2013. Mr. Sethi is currently the Chairman of the Audit Committee and the “audit committee financial expert.” Pursuant to Section 803(B)(2)(c) of the NYSE MKT Company Guide (the “Company Guide”), as a smaller reporting company, the Company is required to have an audit committee of at least two independent members, as defined by the listing standards of the NYSE MKT.

The Audit Committee is empowered by the Board, among other things, to: (i) serve as an independent and objective party to monitor the Company’s financial reporting process, internal control system and disclosure control system; (ii) review and appraise the audit efforts of the Company’s independent accountants; (iii) assume direct responsibility for the appointment, compensation, retention and oversight of the work of the outside auditors and for the resolution of disputes between the outside auditors and the Company’s management regarding financial reporting issues; and (iv) provide the opportunity for direct communication among the independent accountants, financial and senior management and the Board. During Fiscal 2013, the Audit Committee performed its duties under a written charter approved by the Board and formally met four times. A copy of the Company’s Audit Committee Charter is posted on the Company’s website: www.emersonradio.com on the Investor Relations page.

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

The Company has also adopted a Code of Conduct for Officers, Directors and Employees of Emerson Radio Corp. and its Subsidiaries (“Code of Conduct”). We prepared this Code of Conduct to help all officers, directors and employees understand and comply with the Company’s policies and procedures. Overall, the purpose of the Company’s Code of Conduct is to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company; (iii) compliance with33 applicable governmental laws, rules and regulations; (iv) prompt internal reporting of code violations to an appropriate person or persons identified in the Code of Conduct; and (v) accountability for adherence to the Code of Conduct.

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

Executive Officers

The following table sets forth certain information regarding the executive officers of Emerson:

Name	Age	Position	Year Became Officer
Duncan Hon	52	Chief Executive Officer and Director	2009
Andrew L. Davis	45	Executive Vice President and Chief Financial Officer	2010

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

Based solely upon a review of Forms 3 and 4 and amendments to these forms furnished to the Company, and Forms 5, along with amendments thereto, all parties subject to the reporting requirements of Section 16(a) timely filed all such required reports during and with respect to Fiscal 2013.

ITEM 11 — EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table

The following Summary Compensation Table sets forth information concerning compensation for services rendered in all capacities to the Company and its subsidiaries for Fiscal 2013 and for the fiscal year ended March 31, 2012 (“Fiscal 2012”) which was awarded to, earned by or paid to each person who served as the Company’s principal executive officer at any time during Fiscal 2013, the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers as of March 31, 2013 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the smaller reporting company as of March 31, 2013 (collectively, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)(1)	All Other Compensation ($)		Total ($)
Duncan Hon (2)	2013	$475,000	$125,000	$17,878	(3)	$617,878
Chief Executive Officer	2012	$433,333	$200,000	$11,206	(4)	$644,539

Andrew L. Davis	2013	$278,438	—	$14,915	(5)	$293,353
Chief Financial Officer	2012	$275,000	—	$19,746	(5)	$294,746

Adrian Ma (6)	2013	—	—	$123,077	(7)	$123,077
Former President and Chief Executive Officer	2012	$116,667	—	$179,273	(8)	$295,940

(1)	Represents bonus paid during the fiscal year.
(2)	Mr. Hon was appointed the Company’s President and Chief Executive Officer on August 31, 2011.
(3)	Represents payout during Fiscal 2013 of unused accrued vacation time.
(4)	Represents $10,000 paid by the Company on behalf of Mr. Hon to settle Mr. Hon’s U.S. federal and state income tax liabilities related to U.S. sourced income earned by him from all sources in Fiscal 2012 and $1,206 paid by the Company for medical insurance for Mr. Hon during Fiscal 2012.
(5)	Represents the incremental cost to the Company of all personnel benefits, including match for its 401(K) plan, provided to our Named Executive Officers. Such personnel benefits are available to all employees of the Company in accordance with the Company’s standard employment practices.

(6)	Mr. Ma resigned from his position as President and Chief Executive Officer of Emerson Radio Corp. effective August 8, 2011. Mr. Ma entered into a consulting agreement with the Company for a period of one year, beginning August 1, 2011 and expiring July 31, 2012. In June 2012, Mr. Ma entered into a new consulting agreement with the Company for a period of one year, beginning August 1, 2012 and expiring July 31, 2013.
(7)	Represents consulting fees paid to Mr. Ma by the Company during Fiscal 2013 under the terms of the consulting agreement referred to in footnote (5) above.
(8)	Represents consulting fees paid to Mr. Ma by the Company during Fiscal 2012 under the terms of the consulting agreement referred to in footnote (5) above.

Employment Agreements.

During Fiscal 2013, the Company had employment agreements with certain of its Named Executive Officers, each of which is described below.

Duncan Hon. Duncan Hon, our Chief Executive Officer, entered into an employment agreement, effective April 1, 2011, with a wholly-owned, indirect subsidiary of the Company. Such agreement replaced his prior terminated agreements with the Company and sets forth the terms and conditions pursuant to which Mr. Hon would serve as the Company’s Deputy Chief Executive Officer and, subsequently, as Chief Executive Officer. The agreement provides for an annual base salary of 2,925,000 Hong Kong Dollars (“HKD”) and an annual discretionary bonus payable at any time as recommended by the Board. The contract extends until the earlier of the retirement of Mr. Hon on the first day of the following month immediately after his 60th birthday, or the termination of the agreement by either the Company or Mr. Hon upon the delivery from one to the other of one month prior written notice. [In November 2011, the Board approved an increase to Mr. Hon’s base annual salary to $475,000 effective August 31, 2011 based on the recommendation of the Board’s Corporate Governance, Nominating and Compensation Committee.

Andrew L. Davis. Andrew L. Davis, our Executive Vice President and Chief Financial Officer, entered into an employment agreement with the Company on August 1, 2007, which provided that Mr. Davis shall serve as the Company’s Vice President Finance and Corporate Controller. The agreement provides for an annual base salary of $225,000 and a discretionary bonus at the end of the Company’s fiscal year as recommended by the Board. The initial term expired on July 31, 2008. During the term extensions, the Company has the right to terminate the agreement upon 90 days prior written notice and Mr. Davis has the right to terminate the agreement upon 90 days prior written notice. In connection with his appointment as Executive Vice President and Chief Financial Officer, the Company entered into an amendment to the existing employment agreement with Mr. Davis dated September 3, 2010 pursuant to which Mr. Davis’s annual base salary was increased to $275,000 effective as of September 3, 2010. In January 2012, Mr. Davis’ annual base salary was increased to $288,750.

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

Outstanding Equity Awards at Fiscal Year End

None of the Company’s Named Executive Officers held any outstanding equity awards at March 31, 2013.

Compensation of Directors

During Fiscal 2013, our directors who were not employees (“Outside Directors”), specifically Messrs. Ho, Fok, Mahathir, Sethi, Snellings and Will were paid $79,008, $50,000, $65,000, $65,000, $80,000 and $65,000, respectively, for serving on the Board and on our various committees during the period. The Company does not compensate directors who are employees of the Company for their services as directors.

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

The following table provides certain information with respect to the compensation earned or paid to the Company’s Outside Directors during Fiscal 2013.

Directors Compensation

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Total ($)
Christopher Ho	$79,008	$0		$79,008
Vincent Fok	$50,000	$0		$50,000
Mirzan Mahathir	$65,000	$0		$65,000
Kareem E. Sethi	$65,000	$0		$65,000
Terence A. Snellings	$80,000	$0		$80,000
Eduard Will	$65,000	$110,064	(1)(2)	$175,064

(1)	Prior to the fiscal year ended March 31, 2010 (“Fiscal 2010”), the Company had a policy of offering to provide health care insurance to each of its Outside Directors. Mr. Will is the only current Outside Director who elected to receive health care insurance through the Company. During Fiscal 2010, the Company decided to reverse this policy with retroactive effect and to recover the monies paid for such health care insurance from the applicable Outside Directors by offsetting such monies against future board fees over a thirty month period. Accordingly, and as agreed between the Company and Mr. Will, the Company has been recovering over a thirty month period the $28,177 it paid for Mr. Will’s health insurance premiums after the date on which Mr. Will became an Outside Director and through March 31, 2010. Furthermore, the Company paid $16,233 for cell phone charges for Mr. Will after the date on which Mr. Will became an Outside Director and through March 31, 2010, and, as agreed between the Company and Mr. Will, the Company has been recovering such monies by offsetting against future board fees over a thirty month period.

During Fiscal 2013, the Company recovered $7,980 from Mr. Will in accordance with terms of the above arrangement, which represented the final amount due from Mr. Will to the Company. Accordingly, Mr. Will’s obligation to the Company has been fully settled.

(2)	During Fiscal 2013, the Company paid $110,064 to Mr. Will for work performed by him for strategic and management consulting with respect to a lawsuit facing the Company and certain of its directors, as well as in connection with merger and acquisition research performed by Mr. Will. During Fiscal 2013, the Company paid expense reimbursement and advances, in the aggregate, of approximately $23,000 to Mr. Will, related to this consulting work and his services as a director of the Company.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 29, 2013, the beneficial ownership of (i) each current director; (ii) each of the Company’s Named Executive Officers; (iii) the Company’s current directors and executive officers as a group; and (iv) each stockholder known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock. Common stock beneficially owned and percentage ownership as of July 29, 2013 was based on 27,129,832 shares outstanding. Except as otherwise noted, the address of each of the following beneficial owners is c/o Emerson Radio Corp., 3 University Plaza, suite 405, Hackensack, New Jersey 07601.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Christopher Ho	0		0%
Vincent Fok	15,243,283	(2)	56.2	%(2)
Duncan Hon	0		0%
Mirzan Mahathir	0		0%
Kareem E. Sethi	0		0%
Terence A. Snellings	0		0%
Eduard Will (4)	50,000		*
Andrew L. Davis	0		0%
S&T International Distribution Limited	15,243,283	(2)	56.2	%(2)
Lloyd I. Miller, III (5)	2,562,112		9.4%
All Directors and Executive Officers as a Group (8 persons) (6)	15,293,283	(6)	56.4	%(6)

(*)	Less than one percent.
(1)	Based on 27,129,832 shares of common stock outstanding as of July 29, 2013. Each beneficial owner’s percentage ownership of common stock is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of July 29, 2013 have been exercised. Except as otherwise indicated, the beneficial ownership table does not include common stock issuable upon exercise of outstanding options, which are not currently exercisable within 60 days of July 29, 2013. Except as otherwise indicated and based upon the Company’s review of information as filed with the SEC, the Company believes that the beneficial owners of the securities listed have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
(2)	The Grande Holdings Limited (Provisional Liquidators Appointed) (“Grande”), a Bermuda corporation, has, together with S&T International Distribution Limited (“S&T”), a subsidiary of Grande, and Grande N.A.K.S. Ltd., a subsidiary of Grande (together with Grande, the “Reporting Persons”), filed, on April 29, 2013, a Schedule 13D/A with the Securities and Exchange Commission (“SEC”) stating that, as of the filing date, the Reporting Persons had the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 56.2%, of the outstanding common stock of Emerson which, pursuant to an agreement between S&T and Deutsche Bank AG (“Deutsche Bank”) on March 26, 2013, are no longer subject to the rights granted to Deutsche Bank pursuant to a security agreement entered into between S&T and Deutsche Bank on January 20, 2010. On April 10, 2013, Deutsche Bank filed a Form 4 with the SEC disclosing the redemption and release, as of April 2, 2013, of 3,380,079 shares of common stock (the “Remaining Pledged Shares”) of Emerson to S&T, Emerson’s largest shareholder. On May 9, 2013, a Schedule 13G was filed with the SEC by Deutsche Bank AG stating that it had no voting or dispositive power over any of the outstanding common stock of Emerson. As a result, Deutsche Bank no longer claims beneficial ownership of any of the Remaining Pledged Shares.
(3)	On May 31, 2011, upon application of a major creditor, the High Court of Hong Kong appointed Fok Hei Yu (who is also known by the anglicized name Vincent Fok), a current director, and Roderick John Sutton, both of FTI Consulting (Hong Kong) Limited (“FTI”), as Joint and Several Provisional Liquidators over Grande (the “Provisional Liquidators over Grande”). Accordingly, as of May 31, 2011, the directors of Grande no longer have the ability to exercise control over Grande or the power to direct the voting and disposition of the 15,243,283 shares described in footnote (2). Instead, Mr. Fok, as a Provisional Liquidator over Grande, has such power. Information with respect to the ownership of these shares was obtained from a Schedule 13D/A filed with the SEC on April 29, 2013.
(4)	Mr. Will’s ownership consists of options to purchase 50,000 shares of the Company’s common stock pursuant to Emerson’s 2004 Non-Employee Director Stock Option Plan that are exercisable within 60 days of July 29, 2013.

(5)	Lloyd I. Miller, III has sole voting and dispositive power with respect to 2,517,612 of the reported securities and shared voting and dispositive power with respect to 44,500 of the reported securities. The address of Lloyd Miller, III is 222 Lakeview Avenue, suite 160-365, West Palm Beach, Florida 33401. Information with respect to the ownership of these shares was obtained from a Schedule 13D/A filed with the SEC on June 14, 2013.
(6)	See footnotes (2), (3) and (4).

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and rights under its 1994 Stock Compensation Program, 1994 Non-Employee Director Stock Option Plan, Emerson Radio Corp. 2004 Employee Stock Incentive Plan and 2004 Non-Employee Outside Director Stock Option Plan, as of March 31, 2013 (the “Plans”). The 1994 Plans expired in July 2004 and the remaining Plans are the only equity compensation plans in existence as of March 31, 2013.

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

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

From time to time, Emerson engages in business transactions with its controlling shareholder, Grande, and its direct and indirect subsidiaries (together “Grande”). Set forth below is a summary of such transactions.

Controlling Shareholder

The Grande Holdings Limited (Provisional Liquidators Appointed) (“Grande”), a Bermuda corporation, has, together with S&T International Distribution Limited (“S&T”), a subsidiary of Grande, and Grande N.A.K.S. Ltd., a subsidiary of Grande (together with Grande, the “Reporting Persons”), filed, on April 29, 2013, a Schedule 13D/A with the SEC stating that, as of the filing date, the Reporting Persons had the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 56.2%, of the outstanding common stock of Emerson which, pursuant to an agreement between S&T and Deutsche Bank AG (“Deutsche Bank”) on March 26, 2013, are no longer subject to the rights granted to Deutsche Bank pursuant to a security agreement entered into between S&T and Deutsche Bank on January 20, 2010.

On April 10, 2013, Deutsche Bank filed a Form 4 with the SEC disclosing the redemption and release, as of April 2, 2013, of 3,380,079 shares of common stock (the “Remaining Pledged Shares”) of Emerson to S&T, Emerson’s largest shareholder. On May 9, 2013, a Schedule 13G was filed with the SEC by Deutsche Bank AG stating that it had no voting or dispositive power over any of the outstanding common stock of Emerson. As a result, Deutsche Bank no longer claims beneficial ownership of any of the Remaining Pledged Shares. Furthermore, because S&T has regained control of a majority of the outstanding shares of common stock of Emerson, Emerson is once again a Controlled company, as defined in Section 801(a) of the NYSE MKT Rules. [The Board will continue to maintain the composition of its Audit Committee (currently comprised of two independent directors) and Corporate Governance, Nominating and Compensation Committee (currently comprised solely of independent directors) in compliance with the rules regarding reporting companies generally and, in certain instances, smaller reporting companies, each established by NYSE MKT listing standards and the SEC. With respect to the composition of the Board, although Emerson is no longer bound by the Board composition rules that require either a majority of independent directors or, in the case of smaller reporting companies, such as Emerson, a Board comprised of at least 50% independent directors, the Board has no current intention to reduce the percentage of independent directors on the Board (See Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”).]

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

Consulting Services Provided to Emerson by one of its Directors

During the twelve months ended March 31, 2013 and March 31, 2012, Emerson paid consulting fees of approximately $110,000 and $60,000, respectively, to Mr. Eduard Will, a director of Emerson, for work performed by Mr. Will related to strategy for the Kayne Litigation as more fully described in Note 9 – “Legal Proceedings—Kayne Litigation” and merger and acquisition research. In addition, during the twelve months ended March 31, 2013 and March 31, 2012, Emerson paid expense reimbursements and advances, in the aggregate, of approximately $23,000 and approximately $21,000, respectively, to Mr. Will, related to this consulting work and his service as a director of Emerson.

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

Review and Approval of Transactions with Related Parties

It is the policy of the Company that any proposed transactions between the Company and related parties, as defined by the Financial Accounting Standard Board’s Accounting Standards Codification Topic 850 (ASC 850) (“RPT Transactions”), must be pre-approved by the Corporate Governance, Nominating and Compensation Committee of the Board (the “CGNC Committee”). Any proposed RPT Transaction which is less than or equal to $100,000 in value must be pre-approved by the CGNC Committee and any RPT Transactions which are greater than $100,000 in value must be pre-approved by a majority of those directors of the Company who are independent within the meaning of NYSE MKT Company Guide § 803(A)(2), as may be amended from time to time. In reviewing and approving transactions between the Company and related parties, the CGNC Committee and independent directors are to determine whether the proposed transaction is entirely fair to the Company and in the Company’s best interest. For purposes of the policy, related parties means (i) an officer or director of the Company or the member of the immediate family of any of them or (ii) any other corporation, partnership, association, limited liability company, limited liability partnership, trust or other entity or organization in which one or more of the Company’s officers or directors are (a) directors, officers, trustees or other fiduciaries or (b) have a financial interest.

Director Independence

The Company’s Board presently consists of seven directors — Messrs. Ho, Will, Hon, Fok, Mahathir, Sethi and Snellings. The Board has determined that four of the seven current directors, Messrs. Will, Mahathir, Sethi and Snellings, meet the definition of independence as established by the NYSE MKT listing standards.

The Company’s Corporate Governance, Nominating and Compensation Committee currently consists of Messrs. Mahathir (Chairman), Snellings and Will.

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

•

Audit Fees. Audit fees billed to the Company by MSPC for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K, and reviews by MSPC of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, for the fiscal years ended March 31, 2013 and 2012 totaled approximately $210,000 and $255,300, respectively.

•

Audit-Related Fees. The Company was billed approximately $77,500 and $118,000 by MSPC for the fiscal years ended March 31, 2013 and 2012, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the caption Audit Fees above. Audit-related fees were principally related to procedures in connection with the audit of the Company’s majority shareholder’s consolidated financial statement for its fiscal years ended December 31, 2012 and December 31, 2011, portions of which were credited to the Company’s audit fees for the audit of its financial statements for the fiscal years ended March 31, 2013 and March 31, 2012.

•

Tax Fees. MSPC billed the Company an aggregate of $62,500 and $66,600 for the fiscal years ended March 31, 2013 and 2012 for tax services, principally related to the preparation of income tax returns and related consultation.

•	All Other Fees. The Company was not billed by MSPC for the fiscal years ended March 31, 2013 and 2012, respectively, for any permitted non-audit services.

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

Dated: July 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher Ho	Chairman of the Board of Directors	July 29, 2013
Christopher Ho

/s/ Eduard Will	Vice Chairman of the Board of Directors	July 29, 2013
Eduard Will

/s/ Duncan Hon	Chief Executive Officer and Director	July 29, 2013
Duncan Hon

/s/ Vincent Fok	Director	July 29, 2013
Vincent Fok

/s/ Mirzan Mahathir	Director	July 29, 2013
Mirzan Mahathir

/s/ Kareem E. Sethi	Director	July 29, 2013
Kareem E. Sethi

/s/ Terence A. Snellings	Director	July 29, 2013
Terence A. Snellings