Form 10-Q
period 2013-06-30
EMERSON RADIO CORP
filed 2013-08-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of common stock as of August 14, 2013: 27,129,832.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except earnings per share data)

	Three Months Ended June 30
	2013	2012
Net Revenues:
Net product sales	$23,481	$44,876
Licensing revenue	1,171	1,135

Net revenues	24,652	46,011
Costs and expenses:
Cost of sales	20,984	39,173
Other operating costs and expenses	151	408
Selling, general and administrative expenses	2,188	2,008

	23,323	41,589
Operating income	1,329	4,422
Other income:
Interest income, net	222	31

Income before income taxes	1,551	4,453
Provision for income taxes	182	613

Net income	$1,369	$3,840

Net income per share:
Basic	$.05	$.14
Diluted	$.05	$.14
Weighted average shares outstanding:
Basic	27,130	27,130
Diluted	27,130	27,130

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For The Periods Ended June 30, 2013 and 2012

(Unaudited)

(In thousands)

	June 30,	June 30,
	2013	2012
Net income	$1,369	$3,840
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	427

Comprehensive income	$1,369	$4,267

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	June 30, 2013	March 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$15,983	$21,412
Restricted cash	—	70
Short term investments	45,337	45,235
Accounts receivable, net	14,105	7,883
Other receivables	1,039	969
Due from affiliates	—	1
Inventory	6,064	3,454
Prepaid expenses and other current assets	5,286	1,873
Deferred tax assets	1,608	1,685

Total Current Assets	89,422	82,582
Property, plant and equipment, net	251	258
Trademarks, net	219	219
Deferred tax assets	1,078	1,121
Other assets	69	104

Total Assets	$91,039	$84,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term borrowings	43	43
Accounts payable and other current liabilities	13,026	7,790
Accrued sales returns	1,065	965
Income taxes payable	1,338	1,281

Total Current Liabilities	15,472	10,079
Long-term borrowings	19	30
Deferred tax liabilities	198	194

Total Liabilities	15,689	10,303
Shareholders’ equity:
Preferred shares -$.01 par value, 10,000,000 shares authorized at June 30, 2013 and March 31, 2013, respectively; 3,677 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively; liquidation preference of $3,677,000 at June 30, 2013 and March 31, 2013, respectively	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized, 52,965,797 shares issued at June 30, 2013 and March 31, 2013, respectively; 27,129,832 shares outstanding at June 30, 2013 and March 31, 2013, respectively	529	529
Additional paid-in capital	98,785	98,785
Accumulated deficit	(3,050)	(4,419)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total Shareholders’ Equity	75,350	73,981

Total Liabilities and Shareholders’ Equity	$91,039	$84,284

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended June 30
	2013	2012
Cash flows from operating activities:
Net income	$1,369	$3,840
Adjustments to reconcile net income to net cash (used) by operating activities:
Depreciation and amortization	28	26
Deferred tax expense	124	122
Asset allowances, reserves and other	11	88
Changes in assets and liabilities:
Accounts receivable	(6,133)	(13,428)
Other receivables	(70)	203
Due from affiliates	1	—
Inventories	(2,610)	1,401
Prepaid expenses and other current assets	(3,413)	(7,464)
Other assets	35	(12)
Accounts payable and other current liabilities	5,236	9,547
Due to affiliates	—	(11)
Interest and income taxes payable	57	274

Net cash (used) by operating activities	(5,365)	(5,414)

Cash flows from investing activities:
Short term investment	(102)	—
Decrease in restricted cash	70	145
Additions to property and equipment	(21)	(1)
Disposals of property and equipment	—	7

Net cash (used) provided by investing activities	(53)	151

Cash flows from financing activities:
Repayments of short-term borrowings	—	1
Net (decrease) in capital lease and other rental obligations	(11)	(10)

Net cash (used) by financing activities	(11)	(9)

Net (decrease) in cash and cash equivalents	(5,429)	(5,272)
Cash and cash equivalents at beginning of period	21,412	44,960

Cash and cash equivalents at end of period	$15,983	$39,688

Cash paid during the period for:
Interest	$3	$3
Income taxes	$—	$2

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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2013 and the results of operations for the three month periods ended June 30, 2013 and June 30, 2012. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2013 (“fiscal 2013”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2013.

The results of operations for the three month period ended June 30, 2013 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ended March 31, 2014 (“fiscal 2014”).

Certain reclassifications were made to conform the prior year’s financial statements to the current presentation.

Unless otherwise disclosed in the notes to these financial statements, the estimated fair value of the financial assets and liabilities approximates the carrying value.

Subsequent events have been evaluated through August 14, 2013.

Stock- Based Compensation

The Company measures compensation cost for stock-based compensation arrangements based on grant date fair value. The computed fair value is expensed ratably over the requisite vesting period as required by ASC Topic 718 “Compensation — Stock Compensation”. All outstanding stock based compensation arrangements issued by the Company were fully vested as of November 30, 2009. Consequently, the Company recorded no compensation costs during either of the three month periods ended June 30, 2013 and June 30, 2012.

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

NOTE 2 — NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended June 30
	2013	2012
Numerator:
Net income	$1,369	$3,840

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130
Effect of dilutive securities on denominator:
Options (computed using the treasury stock method)	—	—

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,130

Basic and diluted earnings per share	$.05	$.14

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at June 30, 2013 consisted of common stock and Series A convertible preferred stock. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At June 30, 2013, the Company had approximately 50,000 options outstanding with exercise prices ranging from $3.07 to $3.19.

NOTE 4 — INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of June 30, 2013 and March 31, 2013, inventories consisted of the following (in thousands):

	June 30, 2013	March 31, 2013
	(Unaudited)
Finished goods	$6,064	$3,454

NOTE 5 — INCOME TAXES

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

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of June 30, 2013:

Jurisdiction	Open tax years
U.S. federal	2008-2012
States	2008-2012

Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

NOTE 6 — RELATED PARTY TRANSACTIONS

From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited (Provisional Liquidators Appointed) (“Grande”), a Bermuda Corporation, and one or more of Grande’s direct and indirect subsidiaries. Set forth below is a summary of such transactions.

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

Related Party Transactions

Rented Office Space in Hong Kong

The Company is billed for service charges from Brighton Marketing Limited, a subsidiary of Grande, in connection with the Company’s rented office space in Hong Kong. These charges totaled approximately $1,000 for the three month period ended June 30, 2013 and approximately $1,000 for the three month period ended June 30, 2012. Emerson owed Brighton Marketing Limited nil at both June 30, 2013 and June 30, 2012 pertaining to these charges.

During the three months ended June 30, 2013 and the three months ended June 30, 2012, the Company was also billed for service charges from The Grande Properties Management Limited, a related party to Christopher Ho, the Chairman of the Board of Directors of the Company, in connection with the Company’s rented office space in Hong Kong, in the amount of approximately $4,000 and approximately $11,000, respectively. The Company owed nil to The Grande Properties Management Limited related to these charges at both June 30, 2013 and June 30, 2012.

Beginning July 3, 2012, the Company entered into a rental agreement with Lafe Strategic Services Limited (“Lafe”), which is a related party to Christopher Ho, whereby the Company was leasing out excess space within its rented office space in Hong Kong to Lafe. The rental agreement was on a month-by-month basis, cancellable by either the Company or Lafe on one month’s written notice. The agreement was cancelled by Lafe effective April 1, 2013. At June 30, 2013, Lafe owed Emerson nil in rental payable from this arrangement, and Emerson owed Lafe an amount of approximately $6,000 for a security deposit paid to the Company by Lafe at the inception of the agreement which was returned to Lafe in July 2013 in accordance with the terms of the agreement

Consulting Services Provided to Emerson by one of its Directors

During the three months ended June 30, 2013 and June 30, 2012, Emerson paid consulting fees of approximately $29,000 and $29,000, respectively, to Mr. Eduard Will, a director of Emerson, for work performed by Mr. Will related to strategy for the Kayne Litigation as more fully described in Note 9 – “Legal Proceedings – Kayne Litigation” and merger and acquisition research. In addition, during the three months ended June 30, 2013 and June 30, 2012, Emerson paid expense reimbursements and advances, in the aggregate, of nil and approximately $2,000, respectively, to Mr. Will, related to this consulting work and his service as a director of Emerson.

At both June 30, 2013 and June 30, 2012, the Company owed Mr. Will nil related to these activities.

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

Other

During each of the three months ended June 30, 2013 and June 30, 2012, Emerson invoiced Vigers Appraisal & Consulting Ltd. (“Vigers”), a related party of Christopher Ho, approximately $1,000 for usage of telephone and data lines maintained by Emerson. Vigers owed Emerson nil at June 30, 2013 and approximately $1,000 at June 30, 2012 related to this activity.

NOTE 7 — BORROWINGS

Short-term Borrowings

Letters of Credit – The Company uses Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At June 30, 2013, the Company had no outstanding letters of credit.

Long-term Borrowings

At June 30, 2013 and March 31, 2013, borrowings under long-term facilities consisted of the following (in thousands):

	June 30, 2013	March 31, 2013
	(Unaudited)
Capitalized lease obligations	62	73
Less current maturities	(43)	(43)

Long term debt and notes payable	$19	$30

NOTE 8 — LEGAL PROCEEDINGS

Kayne Litigation. On July 7, 2011, the Company was served with an amended complaint (the “Complaint”) filed in the United States District Court for the Central District of California alleging, among other things, that the Company, certain of its present and former directors and other entities or individuals now or previously associated with Grande, intentionally interfered with the ability of the plaintiffs to collect on a judgment (now approximately $47 million) they had against Grande by engaging in transactions (such as the dividend paid to all shareholders in March 2010) which transferred assets out of the United States. The Complaint also asserts claims under the civil RICO statute and for alter ego liability. In the Company’s opinion, the claims appear to be devoid of merit. Accordingly, on September 27, 2011, Emerson moved to dismiss the action for failure to state a claim. On or about February 27, 2012, the Court dismissed the intentional interference claim and portions of the Civil RICO claim with leave to re-plead, but denied the motion to dismiss the alter ego claim. On March 19, 2012, the plaintiffs filed a Second Amended Complaint setting forth the same claims as the Complaint. On April 20, 2012, the Company moved to dismiss the re-pleaded intentional interference and RICO claims, and oral arguments on this motion were held on June 18, 2012. On September 6, 2012, the Court dismissed the RICO claim, but granted the plaintiffs leave to re-plead. On September 17, 2012, the plaintiffs filed a Third Amended Complaint setting forth the same claims as the Complaint. The Company’s response to the Third Amended Complaint was due and filed on October 4, 2012, which joined in a co-defendants’ motion to dismiss the alter ego claim and the RICO claim. The Court heard oral argument on December 17, 2012. On May 9, 2013, the Court granted, in part, the motion to dismiss and dismissed the RICO claim with prejudice. On May 23, 2013, Emerson filed an Answer in which it denied the allegations of the Third Amended Complaint. Discovery, which included the exchange of thousands of documents and numerous depositions of fact and expert witnesses, is now complete. On June 24, 2013, Emerson, and the other parties moved for summary judgment seeking dismissal of the remaining two claims. The court held oral argument on that motion on July 29, 2013 and reserved decision. In the event the motion for summary judgment is denied, Emerson will continue to defend the action vigorously. This matter is scheduled for trial on October 29, 2013.

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

NOTE 9 — SHORT TERM INVESTMENTS

At June 30, 2013 and March 31, 2013, the Company held short-term investments totaling $45.3 million and $45.2 million, respectively. At June 30, 2013, these investments were comprised of bank certificates of deposit with maturities in August, September and December 2013.

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

•

the other factors listed under “Risk Factors” in the Company’s Form 10-K, as amended, for the fiscal year ended March 31, 2013 and other filings with the Securities and Exchange Commission (the “SEC”).

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

Results of Operations

The following table summarizes certain financial information for the three month periods ended June 30, 2013 (first quarter of fiscal 2014) and June 30, 2012 (first quarter of fiscal 2013) (in thousands):

	Three months ended June 30
	2013	2012
Net product sales	$23,481	$44,876
Licensing revenue	1,171	1,135

Net revenues	24,652	46,011
Cost of sales	20,984	39,173
Other operating costs and expenses	151	408
Selling, general and administrative expenses	2,188	2,008

Operating income	1,329	4,422
Interest income, net	222	31

Income before income taxes	1,551	4,453
Provision for income taxes	182	613

Net income	$1,369	$3,840

Net product sales — Net product sales for the first quarter of fiscal 2014 were $23.5 million as compared to $44.9 million for fiscal 2013, a decrease of $21.4 million, or 47.7%. The Company’s sales during the first quarters of fiscal 2014 and 2013 were highly concentrated among the Company’s two largest customers, where gross product sales comprised approximately 88.4% and 94.7%, respectively, of the Company’s total gross product sales. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by $0.1 million and $0.3 million for the first quarters of fiscal 2014 and fiscal 2013, respectively. The Company confronts increasing pricing pressure which is a trend that management expects to continue.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i) Houseware product net sales decreased $21.5 million, or 49.1%, to $22.3 million in the first quarter of fiscal 2014 as compared to $43.8 million in the first quarter of fiscal 2013, on decreased net sales of microwave ovens, compact refrigerators and wine coolers.

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

As a result of the above, during the first quarter of fiscal 2014, sales of these two products by the Company were nil as compared to approximately $12.1 million during the first quarter of fiscal 2013.

ii) Audio product net sales were $1.2 million in the first quarter of fiscal 2014 as compared to $1.1 million in the first quarter of fiscal 2013, an increase of $0.1 million, or 8.2%, resulting from increased net sales of the Company’s clock radio and portable audio product offerings.

Licensing revenue — Licensing revenue in the first quarter of fiscal 2014 was $1.2 million as compared to $1.1 million in the first quarter of fiscal 2013, an increase of $0.1 million, or 9.1%, due to higher year-over-year sales by the Company’s licensees of branded products under license from the Company during the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013.

The Company’s largest license agreement is with Funai Corporation, Inc. (“Funai”), which accounted for approximately 80% of the Company’s total licensing revenue for the first quarter of fiscal 2014 and which was amended in December 2012 to extend the term of the agreement until March 31, 2015. The agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the Emerson® trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, the Company receives non-refundable minimum annual royalty payments of $3.75 million each calendar year and a license fee on sales of product subject to the agreement in excess of the minimum annual royalties. During the first quarter of fiscal 2014 and 2013, revenues of $0.9 million and $0.9 million, respectively, were earned under this agreement

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $24.7 million in the first quarter of fiscal 2014 as compared to $46.0 million in the first quarter of fiscal 2013, a decrease of $21.3 million, or 46.4%.

Cost of sales — In absolute terms, cost of sales decreased $18.2 million, or 46.4%, to $21.0 million in the first quarter of fiscal 2014 as compared to $39.2 million in the first quarter of fiscal 2013. Cost of sales, as a percentage of net revenues was 85.1% in the first quarter of each of fiscal 2014 and fiscal 2013. Cost of sales, as a percentage of net product sales was 89.4% in the first quarter of fiscal 2014 as compared to 87.3% in the first quarter of fiscal 2013. The decrease in absolute terms for the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 was primarily related to the reduced net product sales, partially offset by a smaller increase to the sales return reserve compared to the prior year.

The Company purchases the products it sells from a limited number of factory suppliers. For the first quarter of fiscal 2014 and fiscal 2013, 75% and 72%, respectively, of such purchases were from the Company’s largest two suppliers.

Other operating costs and expenses — Other operating costs and expenses as a percentage of net revenues were 0.6% in the first quarter of fiscal 2014 and 0.9% in the first quarter of fiscal 2013. In absolute terms, other operating costs and expenses decreased $257,000, or 63.0%, to $151,000 in the first quarter of fiscal 2014 as compared to $408,000 in the first quarter of fiscal 2013 resulting from lower warranty and returns processing costs.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 8.9% in the first quarter of fiscal 2014 as compared to 4.4% in the first quarter of fiscal 2013. S,G&A, in absolute terms, increased $0.2 million, or 9.0%, to $2.2 million in the first quarter of fiscal 2014 as compared to $2.0 million in the first quarter of fiscal 2013. The increase in S,G&A in absolute terms between the first quarter of fiscal 2014 and the first quarter of fiscal 2013 was primarily due to an increase in legal fees of $0.2 million, an increase in tax consulting fees of $0.1 million and a reduced benefit in bad debt recoveries of $0.1 million, partially offset by a decrease in compensation costs of $0.2 million.

Interest income, net — Interest income, net, was $222,000 in the first quarter of fiscal 2014 as compared to $31,000 in the first quarter of fiscal 2013 resulting from the interest earned during the first quarter of fiscal 2014 on investments in Certificates of Deposit which were made subsequent to the first quarter of fiscal 2013.

Provision for income taxes — In the first quarter of fiscal 2014 and the first quarter of fiscal 2013, the Company recorded income tax expense of $0.2 million and $0.6 million, respectively. In the first quarter of fiscal 2014, the amount of income tax expense recorded by the Company was lower than in the first quarter of fiscal 2013 because the Company recorded a larger percentage of its taxable earnings in the first quarter of fiscal 2014 in tax jurisdictions with lower comparative tax rates than in the first quarter of fiscal 2013.

Net income — As a result of the foregoing factors, the Company’s net income was $1.4 million in the first quarter of fiscal 2014 as compared to net income of $3.8 million in the first quarter of fiscal 2013.

Liquidity and Capital Resources

General

As of June 30, 2013, the Company had cash and cash equivalents of approximately $16.0 million, as compared to approximately $39.7 million of June 30, 2012. Working capital increased to $74.0 million at June 30, 2013 as compared to $68.5 million at June 30, 2012. The decrease in cash and cash equivalents of approximately $23.7 million was primarily due to an increase in short term investments of $45.3 million, partially offset by a decrease in accounts receivable of $11.5 million, a decrease in prepaid expenses and other current assets of $5.7 million, a reduction in accounts payable and other current liabilities of $5.7 million, a decrease in inventory of $3.8 million and the net income generated by the Company of $3.5 million during the twelve months ended June 30, 2013,

Cash flow used by operating activities was $5.4 million for the three months ended June 30, 2013, resulting primarily from increases in accounts receivable, prepaid expenses and other current assets and inventory, partially offset by increased accounts payable and other current liabilities and the net income generated during the period. The increase in accounts receivable at June 30, 2013 as compared to March 31, 2013 was due to increased sales in June 2013 as compared to March 2013. The increase in prepaid expenses and other current assets at June 30, 2013 as compared to March 31, 2013 was due to a higher level of prepaid factory purchases at June 30, 2013 as compared to March 31, 2013.

Net cash used by investing activities was $0.1 million for the three months ended June 30, 2013, which was primarily due to an increase in short term investments.

Net cash used by financing activities was $11,000 for the three months ended June 30, 2013, resulting from a decrease in the Company’s long term borrowings.

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

Credit Arrangements

Letters of Credit – The Company uses Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At June 30, 2013, the Company had no outstanding letters of credit.

Short-term Liquidity

In the first quarter of fiscal 2014, products representing approximately 71% of net sales were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.

The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Recently Issued Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board during the three months ended June 30, 2013 or during the interim period between June 30, 2013 and August 14, 2013 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

Accounting Standards Update 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (Issued July 2013)

The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

Accounting Standards Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Issued July 2013)

An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The amendments in this Update do not require new recurring disclosures. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

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

The Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2013, are effective to reasonably ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Kayne Litigation. On July 7, 2011, the Company was served with an amended complaint (the “Complaint”) filed in the United States District Court for the Central District of California alleging, among other things, that the Company, certain of its present and former directors and other entities or individuals now or previously associated with Grande, intentionally interfered with the ability of the plaintiffs to collect on a judgment (now approximately $47 million) they had against Grande by engaging in transactions (such as the dividend paid to all shareholders in March 2010) which transferred assets out of the United States. The Complaint also asserts claims under the civil RICO statute and for alter ego liability. In the Company’s opinion, the claims appear to be devoid of merit. Accordingly, on September 27, 2011, Emerson moved to dismiss the action for failure to state a claim. On or about February 27, 2012, the Court dismissed the intentional interference claim and portions of the Civil RICO claim with leave to re-plead, but denied the motion to dismiss the alter ego claim. On March 19, 2012, the plaintiffs filed a Second Amended Complaint setting forth the same claims as the Complaint. On April 20, 2012, the Company moved to dismiss the re-pleaded intentional interference and RICO claims, and oral arguments on this motion were held on June 18, 2012. On September 6, 2012, the Court dismissed the RICO claim, but granted the plaintiffs leave to re-plead. On September 17, 2012, the plaintiffs filed a Third Amended Complaint setting forth the same claims as the Complaint. The Company’s response to the Third Amended Complaint was due and filed on October 4, 2012, which joined in a co-defendants’ motion to dismiss the alter ego claim and the RICO claim. The Court heard oral argument on December 17, 2012. On May 9, 2013, the Court granted, in part, the motion to dismiss and dismissed the RICO claim with prejudice. On May 23, 2013, Emerson filed an Answer in which it denied the allegations of the Third Amended Complaint. Discovery, which included the exchange of thousands of documents and numerous depositions of fact and expert witnesses, is now complete. On June 24, 2013, Emerson, and the other parties moved for summary judgment seeking dismissal of the remaining two claims. The court held oral argument on that motion on July 29, 2013 and reserved decision. In the event the motion for summary judgment is denied, Emerson will continue to defend the action vigorously. This matter is scheduled for trial on October 29, 2013.

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

There were no material changes in any risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2013.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Duncan Hon
Date: August 14, 2013	Duncan Hon
Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew L. Davis
Date: August 14, 2013	Andrew L. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)