Form 10-Q
period 2013-09-30
EMERSON RADIO CORP
filed 2013-11-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of common stock as of November 14, 2013: 27,129,832.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except earnings per share data)

	Three Months Ended September 30		Six Months Ended September 30
	2013	2012	2013	2012
Net Revenues:
Net product sales	$17,258	$32,299	$40,739	$77,175
Licensing revenue	1,080	2,416	2,251	3,551

Net revenues	18,338	34,715	42,990	80,726
Costs and expenses:
Cost of sales	15,635	29,102	36,619	68,275
Other operating costs and expenses	171	385	322	793
Selling, general and administrative expenses	2,325	1,737	4,513	3,745
Impairment of trademark	—	1,326	—	1,326

	18,131	32,550	41,454	74,139
Operating income	207	2,165	1,536	6,587
Other income:
Interest income, net	121	67	343	98

Income before income taxes	328	2,232	1,879	6,685
(Benefit) provision for income taxes	(60)	285	122	898

Net income	$388	$1,947	$1,757	$5,787

Net income per share:
Basic	$.01	$.07	$.06	$.21
Diluted	$.01	$.07	$.06	$.21
Weighted average shares outstanding:
Basic	27,130	27,130	27,130	27,130
Diluted	27,130	27,130	27,130	27,130

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net income	$388	$1,947	$1,757	$5,787
Other comprehensive income, net of tax:
Foreign currency translation adj.	—	—	—	427

Comprehensive income	$388	$1,947	$1,757	$6,214

The accompanying notes are an integral part of the interim consolidated financial statements

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	September 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$52,108	$21,412
Restricted cash	73	70
Short term investments	15,155	45,235
Accounts receivable, net	5,249	7,883
Other receivables	231	969
Due from affiliates	—	1
Inventory	7,299	3,454
Prepaid expenses and other current assets	2,833	1,873
Deferred tax assets	1,582	1,685

Total current assets	84,530	82,582
Property, plant and equipment, net	229	258
Trademarks, net	219	219
Deferred tax assets	1,113	1,121
Other assets	43	104

Total assets	$86,134	$84,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term borrowings	43	43
Accounts payable and other current liabilities	8,347	7,790
Accrued sales returns	1,077	965
Income taxes payable	711	1,281

Total current liabilities	10,178	10,079
Long-term borrowings	15	30
Deferred tax liabilities	203	194

Total liabilities	10,396	10,303
Shareholders’ equity:
Preferred shares — $.01 par value, 10,000,000 shares authorized at September 30, 2013 and March 31, 2013, respectively; 3,677 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively; liquidation preference of $3,677,000 at September 30, 2013 and March 31, 2013, respectively	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized, 52,965,797 shares issued at September 30, 2013 and March 31, 2013, respectively; 27,129,832 shares outstanding at September 30, 2013 and March 31, 2013, respectively	529	529
Additional paid-in capital	98,785	98,785
Accumulated deficit	(2,662)	(4,419)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	75,738	73,981

Total liabilities and shareholders’ equity	$86,134	$84,284

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended September 30
	2013	2012
Cash flows from operating activities:
Net income	$1,757	$5,787
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	52	48
Deferred tax expense	120	17
Asset allowances, reserves and other	(243)	229
Impairment of trademark	—	1,326
Changes in assets and liabilities:
Accounts receivable	2,989	(4,116)
Other receivables	738	(1,084)
Due from affiliates	1	—
Inventories	(3,845)	(1,364)
Prepaid expenses and other current assets	(960)	(2,583)
Other assets	61	(69)
Accounts payable and other current liabilities	557	9,140
Due to affiliates	—	(11)
Interest and income taxes payable	(570)	125

Net cash provided by operating activities	657	7,445

Cash flows from investing activities:
Short term investment	30,080	(25,000)
(Increase) decrease in restricted cash	(3)	97
Additions to property and equipment	(23)	(1)
Disposals of property and equipment	—	7

Net cash provided (used) by investing activities	30,054	(24,897)

Cash flows from financing activities:
Repayments of short-term borrowings	—	1
Net decrease in capital lease	(15)	(21)

Net cash used by financing activities	(15)	(20)

Net increase (decrease) in cash and cash equivalents	30,696	(17,472)
Cash and cash equivalents at beginning of period	21,412	44,960

Cash and cash equivalents at end of period	$52,108	$27,488

Cash paid during the period for:
Interest	$6	$7
Income taxes	$573	$606

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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2013 and the results of operations for the three and six month periods ended September 30, 2013 and September 30, 2012. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2013 (“fiscal 2013”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2013.

The results of operations for the three and six month periods ended September 30, 2013 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ended March 31, 2014 (“fiscal 2014”).

Whenever necessary, reclassifications are made to conform the prior year’s financial statements to the current year’s presentation.

Unless otherwise disclosed in the notes to these financial statements, the estimated fair value of the financial assets and liabilities approximates the carrying value.

Subsequent events have been evaluated through November 14, 2013.

Stock-Based Compensation

The Company measures compensation cost for stock-based compensation arrangements based on grant date fair value. The computed fair value is expensed ratably over the requisite vesting period as required by Accounting Standards Codification (“ASC”) Topic 718 “Compensation — Stock Compensation”. All outstanding stock based compensation arrangements issued by the Company were fully vested as of November 30, 2009. Consequently, the Company recorded no compensation costs during either of the three or six month periods ended September 30, 2013 and September 30, 2012.

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

NOTE 2 — NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$388	$1,947	$1,757	$5,787

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130	27,130	27,130
Effect of dilutive securities on denominator:
Options (computed using the treasury stock method)	—	—	—	—

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,130	27,130	27,130

Basic and diluted earnings per share	$.01	$.07	$.06	$.21

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at September 30, 2013 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At September 30, 2013, the Company had approximately 50,000 options outstanding and exercisable, all of which were non-dilutive for the three and six month periods ending September 30, 2013 and September 30, 2012, with exercise prices ranging from $3.07 to $3.19. 25,000 of these options expire in January 2016 and 25,000 of these options expire in November 2016.

NOTE 4 — INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of September 30, 2013 and March 31, 2013, inventories consisted of the following (in thousands):

	September 30, 2013	March 31, 2013
	(Unaudited)
Finished goods	$7,299	$3,454

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

With respect to NOPA 1, the Company is appealing the proposed adjustment with the IRS. In the event that the Company is not successful in its appeal, the Company estimates that it could be liable for a maximum in taxes, penalties and interest of approximately $13.3 million pertaining to NOPA 1, in the aggregate, for its Fiscal 2010, Fiscal 2011, Fiscal 2012 and Fiscal 2013 periods. However, because the Company’s current assessment is that its appeal of NOPA 1 is more likely than not to be successful, the Company has not recorded any liability to its September 30, 2013 or March 31, 2013 balance sheets related to NOPA 1.

With respect to NOPA 2, the Company agrees in principle with the IRS’ position that the service fee paid to the Macao CFC by the Company would be treated as FBCSI and taxable to the Company but the Company does not agree with the adjustment to the Company’s taxable income as calculated by the IRS. However, the Company has estimated at approximately $1.1 million the amount of taxes, penalties and interest for which it would be liable for its Fiscal 2010, Fiscal 2011, Fiscal 2012 and Fiscal 2013 periods using the adjustments to taxable income as proposed by the IRS, and recorded such amount as a liability to its September 30, 2013 and March 31, 2013 balance sheets.

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

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of September 30, 2013:

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

NOTE 6 — RELATED PARTY TRANSACTIONS

From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited (In Liquidation) (“Grande”), a Bermuda Corporation, and one or more of Grande’s direct and indirect subsidiaries. Set forth below is a summary of such transactions.

Controlling Shareholder

Grande has, together with S&T International Distribution Limited (“S&T”), a subsidiary of Grande, and Grande N.A.K.S. Ltd., a subsidiary of Grande (together with Grande, the “Reporting Persons”), filed, on April 29, 2013, a Schedule 13D/A with the Securities and Exchange Commission (“SEC”) stating that, as of the filing date, the Reporting Persons had the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 56.2%, of the outstanding common stock of Emerson. As the Reporting Persons, and by extension Grande (as their ultimate parent) have control of a majority of the outstanding shares of common stock of Emerson, Emerson is a Controlled company, as defined in Section 801(a) of the NYSE MKT Rules.

On May 31, 2011, upon application of a major creditor, the High Court of Hong Kong appointed Fok Hei Yu (who is also known by the anglicized name Vincent Fok), a current director of the Company, and Roderick John Sutton, both of FTI Consulting (Hong Kong) Limited (“FTI”), as Joint and Several Provisional Liquidators over Grande. Accordingly, as of May 31, 2011, the directors of Grande no longer have the ability to exercise control over Grande or the power to direct the voting and disposition of the 15,243,283 shares beneficially owned by Grande. Instead, Mr. Fok and Mr. Sutton, as Provisional Liquidators over Grande, have such power. In addition, on March 20, 2013, the Provisional Liquidators informed Emerson that they are obligated to liquidate the 15,243,283 shares in the Company beneficially owned by Grande. The Company can make no assurances regarding whether or to what extent such shares will be liquidated or retained by Grande, the timing, prices or amounts of any sales of shares or the impact, if any, on the Company, its other shareholders or the trading price of its common stock of any actual or anticipated dispositions of shares by the Provisional Liquidators.

Related Party Transactions

Rented Office Space in Hong Kong

Until May 2013, at which time these charges ceased, the Company was billed for service charges from Brighton Marketing Limited, a subsidiary of Grande, in connection with the Company’s rented office space in Hong Kong. These charges totaled approximately $2,000 for the three month period ended September 30, 2012. For the six month periods ended September 30, 2013 and September 30, 2012, these charges totaled approximately $1,000 and $2,000, respectively. Emerson owed Brighton Marketing Limited nil at both September 30, 2013 and September 30, 2012 pertaining to these charges.

The Company continues to be charged for service charges from The Grande Properties Management Limited, a related party to Christopher Ho, the Chairman of the Board of Directors of the Company, in connection with the Company’s rented office space in Hong Kong. These charges totaled approximately $4,000 and $10,000, respectively for the three month periods ended September 30, 2013 and September 30, 2012. These charges totaled approximately $8,000 and $21,000, respectively, for the six month periods ended September 30, 2013 and September 30, 2012. The Company owed nil to The Grande Properties Management Limited related to these charges at both September 30, 2013 and September 30, 2012.

Beginning July 3, 2012, the Company entered into a rental agreement with Lafe Strategic Services Limited (“Lafe”), which is a related party to Mr Ho, whereby the Company was leasing out excess space within its rented office space in Hong Kong to Lafe. The rental agreement was on a month-by-month basis, cancellable by either the Company or Lafe on one month’s written notice. During the three month period ended September 30, 2012, the Company earned rental income of approximately $9,000 and owed Lafe an amount of approximately $6,000 for a security deposit paid the Company by Lafe at the inception of the agreement. The agreement was cancelled by Lafe effective April 1, 2013 at which time Lafe owed Emerson nil in rental payable from the arrangement. Emerson returned the approximately $6,000 to Lafe in July 2013 that Emerson had been holding as a security deposit in accordance with the terms of the agreement.

Mr. Ho did not stand for re-election to serve as a director of the Company at the Company’s 2013 Annual Meeting of Stockholders held on November 7, 2013. Accordingly, Mr. Ho is no longer a director of the Company or a related party to the Company after November 7, 2013.

Consulting Services Provided to Emerson by one of its Directors

During the three months ended September 30, 2013 and September 30, 2012, Emerson paid consulting fees of approximately $29,000 and $23,000, respectively, to Eduard Will, a director of Emerson, for work performed by Mr. Will related to strategy for the Kayne Litigation as more fully described in Note 8 – “Legal Proceedings – Kayne Litigation” and merger and acquisition research. In addition, during the three months ended September 30, 2013 and September 30, 2012, Emerson paid expense reimbursements and advances, in the aggregate, of nil and approximately $8,000, respectively, to Mr. Will, related to this consulting work and his service as a director of Emerson.

During the six months ended September 30, 2013 and September 30, 2012, Emerson paid consulting fees of approximately $58,000 and $52,000, respectively, to Mr. Will, for work performed by Mr. Will related to strategy for the Kayne Litigation as more fully described in Note 8 – “Legal Proceedings – Kayne Litigation”, merger and acquisition research, as well as work related to the strategy for a shareholder derivative lawsuit that the Company settled in January 2011. In addition, during the six months ended September 30, 2013 and September 30, 2012, Emerson paid expense reimbursements and advances, in the aggregate, of nil and approximately $10,000, respectively, to Mr. Will, related to this consulting work and his service as a director of Emerson.

At both September 30, 2013 and September 30, 2012, the Company owed Mr. Will nil related to these activities.

Mr. Will was not re-elected to serve as a director of the Company at the Company’s 2013 Annual Meeting of Stockholders held on November 7, 2013. Accordingly, Mr. Will is no longer a director of the Company or a related party to the Company after November 7, 2013.

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

Other

During the three months ended September 30, 2013 and September 30, 2012, Emerson invoiced Vigers Appraisal & Consulting Ltd. (“Vigers”), a related party to Mr. Ho, approximately $1,000 and $1,000, respectively, for usage of telephone and data lines maintained by Emerson. During the six months ended September 30, 2013 and September 30, 2012, Emerson invoiced Vigers approximately $2,000 and $2,000, respectively, for usage of telephone and data lines maintained by Emerson. Vigers owed Emerson nil and approximately $1,000 at September 30, 2013 and September 30, 2012, respectively, related to this activity.

Mr. Ho did not stand for re-election to serve as a director of the Company at the Company’s 2013 Annual Meeting of Stockholders held on November 7, 2013. Accordingly, Mr. Ho is no longer a director of the Company or a related party to the Company after November 7, 2013.

NOTE 7 — BORROWINGS

Short-term Borrowings

Letters of Credit — The Company uses Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At September 30, 2013, the Company had outstanding letters of credit totaling $73,000. A like amount of cash, which was posted by the Company as collateral against these outstanding letters of credit, at September 30, 2013, has been classified by the Company as Restricted Cash on the balance sheet.

Long-term Borrowings

At September 30, 2013 and March 31, 2013, borrowings under long-term facilities consisted of the following (in thousands):

	September 30, 2013	March 31, 2013
	(Unaudited)
Capitalized lease obligations	58	73
Less current maturities	(43)	(43)

Long term borrowings	$15	$30

NOTE 8 — LEGAL PROCEEDINGS

Kayne Litigation. On July 7, 2011, the Company was served with an amended complaint (the “Complaint”) filed in the United States District Court for the Central District of California alleging, among other things, that the Company, certain of its present and former directors and other entities or individuals now or previously associated with Grande, intentionally interfered with the ability of the plaintiffs to collect on a judgment (now, with interest, approximately $60 million) they had against Grande by engaging in transactions (such as the dividend paid to all shareholders in March 2010) which transferred assets out of the United States. The Complaint also asserts claims under the civil RICO statute and for alter ego liability. In the Company’s opinion, the claims appear to be devoid of merit. Accordingly, on September 27, 2011, Emerson moved to dismiss the action for failure to state a claim. On or about February 27, 2012, the Court dismissed the intentional interference claim and portions of the Civil RICO claim with leave to re-plead, but denied the motion to dismiss the alter ego claim. On March 19, 2012, the plaintiffs filed a Second Amended Complaint setting forth the same claims as the Complaint. On April 20, 2012, the Company moved to dismiss the re-pleaded intentional interference and RICO claims, and oral arguments on this motion were held on June 18, 2012. On September 6, 2012, the Court dismissed the RICO claim, but granted the plaintiffs leave to re-plead. On September 17, 2012, the plaintiffs filed a Third Amended Complaint setting forth the same claims as the Complaint. The Company’s response to the Third Amended Complaint was due and filed on October 4, 2012, which joined in a co-defendants’ motion to dismiss the alter ego claim and the RICO claim. The Court heard oral argument on December 17, 2012. On May 9, 2013, the Court granted, in part, the motion to dismiss and dismissed the RICO claim with prejudice. On May 23, 2013, Emerson filed an Answer in which it denied the allegations of the Third Amended Complaint. Discovery, which included the exchange of thousands of documents and numerous depositions of fact and expert witnesses, is now complete. On June 24, 2013, Emerson, and the other parties moved for summary judgment seeking dismissal of the remaining two claims. The court held oral argument on that motion on July 29, 2013. On August 28, 2013, the Court granted the motion, in part, and dismissed the intentional interference claim. The alter ego claim is the only remaining claim. Emerson will continue to defend the action vigorously. This matter is scheduled for trial on December 3, 2013.

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

NOTE 9 — TRADEMARKS

In September 2012, upon completion of an analysis which showed the absence of future expected cash flows, the Company determined that the value of one of its non-strategic trademarks was fully impaired. Thus, the Company recorded in September 2012 an impairment charge of $1.3 million to write off this trademark. The Company does not anticipate any future material adverse financial impacts arising from this impairment.

NOTE 10 — SHORT TERM INVESTMENTS

During the six months ended September 30, 2013, the Company had $15.2 million invested in certificates of deposit with durations in excess of three months. $10.1 million of the certificates mature on December 4, 2013 and $5.1 million of the certificates mature on March 31, 2014.

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

Results of Operations

The following table summarizes certain financial information for the three and six month periods ended September 30, 2013 (fiscal 2014) and September 30, 2012 (fiscal 2013) (in thousands):

	Three months ended September 30		Six months ended September 30
	2013	2012	2013	2012
Net product sales	$17,258	$32,299	$40,739	$77,175
Licensing revenue	1,080	2,416	2,251	3,551

Net revenues	18,338	34,715	42,990	80,726
Cost of sales	15,635	29,102	36,619	68,275
Other operating costs and expenses	171	385	322	793
Selling, general and administrative expenses	2,325	1,737	4,513	3,745
Impairment of trademark	—	1,326	—	1,326

Operating income	207	2,165	1,536	6,587
Interest income, net	121	67	343	98

Income before income taxes	328	2,232	1,879	6,685
Provision (benefit) for income taxes	(60)	285	122	898

Net income	$388	$1,947	$1,757	$5,787

Net product sales — Net product sales for the second quarter of fiscal 2014 were $17.3 million as compared to $32.3 million for the second quarter of fiscal 2013, a decrease of $15.0 million or 46.6%. For the six month period of fiscal 2014, net product sales were $40.7 million as compared to $77.2 million for the six month period of fiscal 2013, a decrease of $36.5 million or 47.2%. The Company’s sales during the six month periods of fiscal 2014 and fiscal 2013 were highly concentrated among the Company’s two largest customers, as to which gross product sales comprised approximately 89.7% and 94.9%, respectively, of the Company’s total gross product sales. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $0.1 million and $0.3 million for the second quarters of fiscal 2014 and fiscal 2013, respectively, and approximately $0.2 million and $0.5 million for the six month periods of fiscal 2014 and fiscal 2013, respectively. The Company confronts increasing pricing pressure which is a trend that management expects to continue.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)	Houseware product net sales decreased $14.6 million, or 46.8%, to $16.7 million in the second quarter of fiscal 2014 as compared to $31.3 million in the second quarter of fiscal 2013, principally driven by a decrease in sales of microwave ovens and compact refrigerators, partially offset by an increase in wine coolers. For the six month period of fiscal 2014, houseware products net sales were $39.0 million, a decrease of $36.1 million or 48.1%, from $75.1 million for the six month period of fiscal 2013, principally driven by a decrease in sales of microwave ovens and compact refrigerators, partially offset by an increase in wine coolers.

As reported by the Company in a Form 8-K filed with the SEC on October 19, 2012, the Company was informed by one of its major customers, that, commencing with the Spring of 2013, this customer would discontinue purchasing from Emerson two microwave oven products that had been sold by the Company to this customer. Emerson continued shipping these two products throughout the remainder of Fiscal 2013 (the year ending March 31, 2013), with sales of such products declining through the fourth quarter of Fiscal 2013. During Fiscal 2013, these two microwave oven products comprised, in the aggregate, approximately $36.1 million, or 29.7%, of the Company’s net product sales. Emerson anticipates that the full impact of this customer’s decision will be realized by the Company in Fiscal 2014, which began on April 1, 2013. As previously disclosed by the Company, the complete loss of, or significant reduction in, business with either of the Company’s key customers will have a material adverse effect on the Company’s business and results of operations. Accordingly, this customer’s decision is having a material adverse effect on the Company’s business and results of operations. There can be no assurance that the Company will be able to increase sales of such products at levels sufficient to offset the adverse impact of this customer’s decision, if at all.

As a result of the above, during the second quarter and six month periods of fiscal 2014, sales of these two products by the Company were nil as compared to approximately $11.9 million and $24.0 million during the second quarter and six month periods of fiscal 2013, respectively.

ii)	Audio product net sales were $0.6 million in the second quarter of fiscal 2014 as compared to $1.0 million in the second quarter of fiscal 2013, a decrease of $0.4 million, or 39.2%, resulting from decreased sales of the Company’s portable audio and clock radio product offerings. For the six month period of fiscal 2014, audio product net sales were $1.8 million, a decrease of $0.3 million, or 13.8%, from $2.1 million in the six month period of fiscal 2013, resulting from decreased net sales of the Company’s portable audio and clock radio product offerings.

Licensing revenue — Licensing revenue in the second quarter of fiscal 2014 was $1.1 million compared to $2.4 million in the second quarter of fiscal 2013, a decrease of $1.3 million or 55.3%. Licensing revenue for the six month period of fiscal 2014 was $2.3 million as compared to $3.6 million for the six month period of fiscal 2013, a decrease of $1.3 million or 36.6%. The decrease in year-over-year licensing revenue for both the second quarter and six month periods of fiscal 2013 was due to approximately $1.3 million of lower year-over-year licensing revenue earned from the Company’s largest licensee, Funai Corporation, Inc. (“Funai”), because Funai has not yet met or exceeded its annual minimum royalty payment obligation for fiscal 2014, whereas in fiscal 2013 Funai exceeded its annual minimum royalty payment obligation during the second quarter of the Company’s fiscal year.

The Company’s largest license agreement is with Funai, which accounted for approximately 87% and 83% of the Company’s total licensing revenue for the second quarter and six month period of fiscal 2014, respectively, and approximately 92% and 89% of the Company’s total licensing revenue for the second quarter and six month period of fiscal 2013, and which was amended during December 2012 to extend the term of the agreement until March 31, 2015. The agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the Emerson® trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, the Company receives non-refundable minimum annual royalty payments of $3.75 million each calendar year and a license fee on Funai’s sales of product in excess of the minimum annual royalties.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $18.3 million in the second quarter of fiscal 2014 as compared to $34.7 million in the second quarter of fiscal 2013, a decrease of $16.4 million, or 47.2%, and $43.0 million in the six month period of fiscal 2014 as compared to $80.7 million in the six month period of fiscal 2013, a decrease of $37.7 million, or 46.8%.

Cost of Sales — In absolute terms, cost of sales decreased $13.5 million, or 46.3%, to $15.6 million in the second quarter of fiscal 2014 as compared to $29.1 million in the second quarter of fiscal 2013. Cost of sales, as a percentage of net revenues was 85.3% in the second quarter of fiscal 2014 as compared to 83.8% in the second quarter of fiscal 2013. Cost of sales, as a percentage of net product sales was 90.6% in the second quarter of fiscal 2014 as compared to 90.1% in the second quarter of fiscal 2013. The decrease in absolute terms for the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013 was primarily related to the reduced net product sales, partly offset by slightly higher year-over-year gross cost of sales as a percentage of gross sales.

In absolute terms, cost of sales decreased $31.7 million, or 46.4%, to $36.6 million in the six month period of fiscal 2014 as compared to $68.3 million in the six month period of fiscal 2013. Cost of sales, as a percentage of net revenues was 85.2% in the six month period of fiscal 2014 as compared to 84.6% in the six month period of fiscal 2013. Cost of sales, as a percentage of net product sales was 89.9% in the six month period of fiscal 2014 as compared to 88.5% in the six month period of fiscal 2013. The decrease in absolute terms for the six month period of fiscal 2014 as compared to the six month period of fiscal 2013 was primarily related to the reduced net product sales, partly offset by slightly higher year-over-year gross cost of sales as a percentage of gross sales.

The Company purchases the products it sells from a limited number of factory suppliers. For the second quarter of fiscal 2014 and fiscal 2013, 78% and 84%, respectively, of such purchases were from the Company’s largest two suppliers. For the six month period of fiscal 2014 and fiscal 2013, 76% and 76%, respectively, of such purchases were from the Company’s largest two suppliers.

Other Operating Costs and Expenses — As a percentage of net revenues, other operating costs and expenses were 0.9% in the second quarter of fiscal 2014 and 1.1% in the second quarter of fiscal 2013. In absolute terms, other operating costs and expenses decreased $0.2 million, or 55.6%, to $0.2 million for the second quarter of fiscal 2014 as compared to $0.4 million in the second quarter of fiscal 2013 as a result of lower warranty and returns processing costs. For the six month period of fiscal 2014, other operating costs were 0.8% of net revenues as compared to 1.0% of net revenues for the six month period of fiscal 2013. In absolute terms, other operating costs and expenses decreased $0.5 million, or 59.4%, to $0.3 million for the six month period of fiscal 2014 as compared to $0.8 million for the six month period of fiscal 2013 also resulting from lower warranty and returns processing costs.

Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 12.7% in the second quarter of fiscal 2014 as compared to 5.0% in the second quarter of fiscal 2013. S,G&A, in absolute terms, increased $0.6 million, or 33.9%, to $2.3 million for the second quarter of fiscal 2014 as compared to $1.7 million for the second quarter of fiscal 2013. The increase in S,G&A in absolute terms between the second quarter of fiscal 2014 and second quarter of fiscal 2013 was primarily due to higher legal fees, a reduced benefit in bad debt expense, higher tax consulting costs and higher fees paid to outside providers. For the six month period of fiscal 2014, S,G&A was 10.5% of net revenues as compared to 4.6% for the six month period of fiscal 2013. In absolute terms, S,G&A increased $0.8 million, or 20.5%, to $4.5 million for the six month period of fiscal 2014 as compared to $3.7 million in the six month period of fiscal 2013. The increase in S,G&A in absolute terms between the six month periods of fiscal 2014 and fiscal 2013 was primarily due to higher legal fees, higher tax consulting costs, a reduced benefit in bad debt expense, and higher fees paid to outside providers.

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

Interest income (expense), net — Interest income, net, was $121,000 in the second quarter of fiscal 2014 as compared to $67,000 in the second quarter of fiscal 2013, an increase of $54,000. Interest income, net, was $343,000 in the six month period of fiscal 2014 as compared to $98,000 in the six month period of fiscal 2013, an increase of $245,000.

Provision (benefit) for Income Taxes — In the second quarter and six month period of fiscal 2014, the Company recorded a benefit of $60,00 and income tax expense of $0.1 million, respectively, as compared to income tax expense of $0.3 million and $0.9 million, respectively, in the second quarter and six month period of fiscal 2013.

Net income — As a result of the foregoing factors, the Company realized net income of $0.4 million in the second quarter of fiscal 2014 as compared to $1.9 million in the second quarter of fiscal 2013, a decrease of $1.5 million, or 80.1%. For the six month period of fiscal 2014, the Company realized net income of $1.8 million as compared to $5.8 million in the six month period of fiscal 2013, a decrease of $4.0 million, or 69.6%.

Liquidity and Capital Resources

General

As of September 30, 2013, the Company had cash and cash equivalents of approximately $52.1 million, as compared to approximately $27.5 million at September 30, 2012. Working capital increased to $74.4 million at September 30, 2013 as compared to $71.6 million at September 30, 2012. The increase in cash and cash equivalents of approximately $24.6 million was primarily due to a decrease in accounts receivable, a decrease in short term investments, a decrease in inventory, a decrease in prepaid expenses, a decrease in other receivables and the net income generated by the Company during the twelve months ended September 30, 2013, partly offset by a decrease in accounts payable inventory and a decrease in accrued sales returns.

Cash flow provided by operating activities was $0.7 million for the six months ended September 30, 2013, resulting primarily from decreases in accounts receivable, the net income generated during the period, a decrease in other receivables and an increase in accounts payable, partially offset by increases in inventory, an increase in prepaid expenses and a decrease in income taxes payable.

Net cash provided by investing activities was $30.1 million for the six months ended September 30, 2013, primarily due to redemptions of short term investments in certificates of deposit, partially offset by additions to property and equipment.

Net cash used by financing activities was $15,000 for the six months ended September 30, 2013, resulting from payments made on the Company’s capital lease and rental obligations.

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

With respect to NOPA 1, the Company is appealing the proposed adjustment with the IRS. In the event that the Company is not successful in its appeal, the Company estimates that it could be liable for a maximum in taxes, penalties and interest of approximately $13.3 million pertaining to NOPA 1, in the aggregate, for its Fiscal 2010, Fiscal 2011, Fiscal 2012 and Fiscal 2013 periods. However, because the Company’s current assessment is that its appeal of NOPA 1 is more likely than not to be successful, the Company has not recorded any liability to its September 30, 2013 or March 31, 2013 balance sheets related to NOPA 1.

With respect to NOPA 2, the Company agrees in principle with the IRS’ position that the service fee paid to the Macao CFC by the Company would be treated as FBCSI and taxable to the Company but the Company does not agree with the adjustment to the Company’s taxable income as calculated by the IRS. However, the Company has estimated at approximately $1.1 million the amount of taxes, penalties and interest for which it would be liable for its Fiscal 2010, Fiscal 2011, Fiscal 2012 and Fiscal 2013 periods using the adjustments to taxable income as proposed by the IRS, and recorded such amount as a liability to its September 30, 2013 and March 31, 2013 balance sheets.

Credit Arrangements

Letters of Credit — The Company utilizes Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At September 30, 2013, the Company had outstanding letters of credit totaling $73,000. A like amount of cash, which was posted by the Company as collateral against these outstanding letters of credit, at September 30, 2013, has been classified by the Company as Restricted Cash on the balance sheet.

Short-term Liquidity

For both the three and six months ended September 30, 2013, products representing approximately 71% of net sales were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.

The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Recently Issued Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board during the three months ended September 30, 2013 or during the interim period between September 30, 2013 and November 14, 2013 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

Accounting Standards Update 2013-11, Income Taxes – Topic 740. Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists.

This Update applies to all entities that have unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

The Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2013, are effective to reasonably ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Kayne Litigation. On July 7, 2011, the Company was served with an amended complaint (the “Complaint”) filed in the United States District Court for the Central District of California alleging, among other things, that the Company, certain of its present and former directors and other entities or individuals now or previously associated with Grande, intentionally interfered with the ability of the plaintiffs to collect on a judgment (now, with interest, approximately $60 million) they had against Grande by engaging in transactions (such as the dividend paid to all shareholders in March 2010) which transferred assets out of the United States. The Complaint also asserts claims under the civil RICO statute and for alter ego liability. In the Company’s opinion, the claims appear to be devoid of merit. Accordingly, on September 27, 2011, Emerson moved to dismiss the action for failure to state a claim. On or about February 27, 2012, the Court dismissed the intentional interference claim and portions of the Civil RICO claim with leave to re-plead, but denied the motion to dismiss the alter ego claim. On March 19, 2012, the plaintiffs filed a Second Amended Complaint setting forth the same claims as the Complaint. On April 20, 2012, the Company moved to dismiss the re-pleaded intentional interference and RICO claims, and oral arguments on this motion were held on June 18, 2012. On September 6, 2012, the Court dismissed the RICO claim, but granted the plaintiffs leave to re-plead. On September 17, 2012, the plaintiffs filed a Third Amended Complaint setting forth the same claims as the Complaint. The Company’s response to the Third Amended Complaint was due and filed on October 4, 2012, which joined in a co-defendants’ motion to dismiss the alter ego claim and the RICO claim. The Court heard oral argument on December 17, 2012. On May 9, 2013, the Court granted, in part, the motion to dismiss and dismissed the RICO claim with prejudice. On May 23, 2013, Emerson filed an Answer in which it denied the allegations of the Third Amended Complaint. Discovery, which included the exchange of thousands of documents and numerous depositions of fact and expert witnesses, is now complete. On June 24, 2013, Emerson, and the other parties moved for summary judgment seeking dismissal of the remaining two claims. The court held oral argument on that motion on July 29, 2013. On August 28, 2013, the Court granted the motion, in part, and dismissed the intentional interference claim. The alter ego claim is the only remaining claim. Emerson will continue to defend the action vigorously. This matter is scheduled for trial on December 3, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

(a) None

(b) None

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.1+	XBRL Instance Document.

101.2+	XBRL Taxonomy Extension Schema Document.

101.3+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4+	XBRL Taxonomy Extension Definition Linkbase Document.

101.5+	XBRL Taxonomy Extension Label Linkbase Document.

101.6+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON RADIO CORP. (Registrant)

/s/ Duncan Hon
Date: November 14, 2013	Duncan Hon
Chief Executive Officer (Principal Executive Officer)

/s/ Andrew L. Davis
Date: November 14, 2013	Andrew L. Davis
Chief Financial Officer (Principal Financial and Accounting Officer)