Form 10-Q
period 2013-12-31
EMERSON RADIO CORP
filed 2014-02-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate the number of shares outstanding of common stock as of February 14, 2014: 27,129,832.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except earnings per share data)

	Three Months Ended December 31		Nine Months Ended December 31
	2013	2012	2013	2012
Net Revenues:
Net product sales	$18,443	$22,608	$59,182	$99,783
Licensing revenue	2,414	2,046	4,665	5,597

Net revenues	20,857	24,654	63,847	105,380
Costs and expenses:
Cost of sales	15,986	20,484	52,605	88,759
Other operating costs and expenses	361	253	683	1,046
Selling, general and administrative expenses	3,216	1,926	7,729	5,671
Impairment of trademark	219	—	219	1,326

	19,782	22,663	61,236	96,802
Operating income	1,075	1,991	2,611	8,578
Other (loss) income:
Loss on settlement of litigation	(4,000)	—	(4,000)	—
Interest income, net	98	132	441	230

(Loss) income before income taxes	(2,827)	2,123	(948)	8,808
(Benefit) provision for income taxes	(1,446)	430	(1,324)	1,328

Net (loss) income	$(1,381)	$1,693	$376	$7,480

Net income per share:
Basic	$(.05)	$.06	$.01	$.28
Diluted	$(.05)	$.06	$.01	$.28
Weighted average shares outstanding:
Basic	27,130	27,130	27,130	27,130
Diluted	27,130	27,130	27,130	27,130

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2013	2012	2013	2012
Net (loss) income	$(1,381)	$1,693	$376	$7,480
Other comprehensive income, net of tax:
Foreign currency translation adj.	—	—	—	427

Comprehensive (loss) income	$(1,381)	$1,693	$376	$7,907

The accompanying notes are an integral part of the interim consolidated financial statements

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	December 31, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$18,698	$21,412
Restricted cash	—	70
Short term investments	37,226	45,235
Accounts receivable, net	10,278	7,883
Other receivables	1,735	969
Due from affiliates	—	1
Inventory	5,683	3,454
Prepaid expenses and other current assets	2,603	1,873
Deferred tax assets	1,567	1,685

Total current assets	77,790	82,582
Property, plant and equipment, net	210	258
Trademarks, net	—	219
Deferred tax assets	2,579	1,121
Other assets	19	104

Total assets	$80,598	$84,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term borrowings	43	43
Accounts payable and other current liabilities	4,701	7,790
Accrued sales returns	1,106	965
Income taxes payable	169	1,281

Total current liabilities	6,019	10,079
Capital lease obligations	15	30
Deferred tax liabilities	207	194

Total liabilities	6,241	10,303
Shareholders’ equity:
Preferred shares -$.01 par value, 10,000,000 shares authorized at December 31, 2013 and March 31, 2013, respectively; 3,677 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively; liquidation preference of $3,677,000 at December 31, 2013 and March 31, 2013, respectively	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized, 52,965,797 shares issued at December 31, 2013 and March 31, 2013, respectively; 27,129,832 shares outstanding at December 31, 2013 and March 31, 2013, respectively	529	529
Additional paid-in capital	98,785	98,785
Accumulated deficit	(4,043)	(4,419)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total shareholders’ equity	74,357	73,981

Total liabilities and shareholders’ equity	$80,598	$84,284

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended December 31
	2013	2012
Cash flows from operating activities:
Net income	$376	$7,480
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	71	76
Deferred tax expense	(1,327)	188
Asset allowances, reserves and other	(565)	(862)
Impairment of trademark	219	1,326
Changes in assets and liabilities:
Accounts receivable	(1,689)	7,045
Other receivables	(766)	(627)
Due from affiliates	1	1
Inventories	(2,229)	(1,747)
Prepaid expenses and other current assets	(730)	(2,547)
Other assets	85	228
Accounts payable and other current liabilities	(3,089)	2,475
Due to affiliates	—	(11)
Interest and income taxes payable	(1,112)	387

Net cash (used) provided by operating activities	(10,755)	13,412

Cash flows from investing activities:
Short term investment	8,009	(35,040)
Decrease in restricted cash	70	113
Additions to property and equipment	(23)	(111)
Disposals of property and equipment	—	7

Net cash provided (used) by investing activities	8,056	(35,031)

Cash flows from financing activities:
Repayments of short-term borrowings	—	(22)
Net decrease in capital lease	(15)	(31)

Net cash used by financing activities	(15)	(53)

Net (decrease) in cash and cash equivalents	(2,714)	(21,672)
Cash and cash equivalents at beginning of period	21,412	44,960

Cash and cash equivalents at end of period	$18,698	$23,288

Cash paid during the period for:
Interest	$7	$12
Income taxes	$1,171	$606

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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of December 31, 2013 and the results of operations for the three and nine month periods ended December 31, 2013 and December 31, 2012. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2013 (“fiscal 2013”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2013.

The results of operations for the three and nine month periods ended December 31, 2013 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ended March 31, 2014 (“fiscal 2014”).

Whenever necessary, reclassifications are made to conform the prior year’s financial statements to the current year’s presentation.

Unless otherwise disclosed in the notes to these financial statements, the estimated fair value of the financial assets and liabilities approximates the carrying value.

Subsequent events have been evaluated through February 14, 2014.

Stock-Based Compensation

The Company measures compensation cost for stock-based compensation arrangements based on grant date fair value. The computed fair value is expensed ratably over the requisite vesting period as required by ASC Topic 718 “Compensation — Stock Compensation”. All outstanding stock based compensation arrangements issued by the Company were fully vested as of November 30, 2009. Consequently, the Company recorded no compensation costs during either of the three or nine month periods ended December 31, 2013 and December 31, 2012.

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

NOTE 2 — NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Numerator:
Net (loss) income	$(1,381)	$1,693	$376	$7,480

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130	27,130	27,130
Effect of dilutive securities on denominator:
Options (computed using the treasury stock method)	—	—	—	—

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,130	27,130	27,130

Basic and diluted (loss) earnings per share	$(.05)	$.06	$.01	$.28

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at December 31, 2013 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At December 31, 2013, the Company had approximately 50,000 options outstanding and exercisable, all of which were non-dilutive for the three and nine month periods ending December 31, 2013 and December 31, 2012, with exercise prices ranging from $3.07 to $3.19. 25,000 of these options expire in January 2016 and 25,000 of these options expire in November 2016.

NOTE 4 — INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of December 31, 2013 and March 31, 2013, inventories consisted of the following (in thousands):

	December 31, 2013	March 31, 2013
	(Unaudited)
Finished goods	$5,683	$3,454

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

With respect to NOPA 1, the Company is appealing the proposed adjustment with the IRS. In the event that the Company is not successful in its appeal, the Company estimates that it could be liable for a maximum in taxes, penalties and interest of approximately $13.3 million pertaining to NOPA 1, in the aggregate, for its Fiscal 2010, Fiscal 2011, Fiscal 2012 and Fiscal 2013 periods. However, because the Company’s current assessment is that its appeal of NOPA 1 is more likely than not to be successful, the Company has not recorded any liability to its December 31, 2013 or March 31, 2013 balance sheets related to NOPA 1.

With respect to NOPA 2, the Company agrees in principle with the IRS’ position that the service fee paid to the Macao CFC by the Company would be treated as FBCSI and taxable to the Company but the Company does not agree with the adjustment to the Company’s taxable income as calculated by the IRS. However, the Company has estimated at approximately $1.1 million the amount of taxes, penalties and interest for which it would be liable for its Fiscal 2010, Fiscal 2011, Fiscal 2012 and Fiscal 2013 periods using the adjustments to taxable income as proposed by the IRS, and recorded such amount as a liability to its December 31, 2013 and March 31, 2013 balance sheets.

The Company anticipates having approximately $3.2 million of U.S. federal net operating loss carry forwards and some U.S. state net operating loss carry forwards included in net deferred tax assets that are available to offset future taxable income and can be carried forward for 20 years. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized through tax planning strategies available in future periods and through future profitable operating results. The amount of the deferred tax asset considered realizable could be reduced or eliminated if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carry forward period are reduced. If management determines that the Company would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

The Company’s effective tax rate differs from the federal statutory rate primarily due to expenses that are not deductible for federal income tax purposes, income and losses incurred in foreign jurisdictions and taxed at locally applicable tax rates, and state income taxes.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of December 31, 2013:

Jurisdiction	Open tax years
U.S. federal	2009-2013
States	2009-2013

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

Controlling Shareholder

Grande has, together with S&T International Distribution Limited (“S&T”), a subsidiary of Grande, and Grande N.A.K.S. Ltd., a subsidiary of Grande (together with Grande, the “Reporting Persons”), filed, on October 15, 2013, a Schedule 13D/A with the Securities and Exchange Commission (“SEC”) stating that, as of the filing date, the Reporting Persons had the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 56.2%, of the outstanding common stock of Emerson. As the Reporting Persons, and by extension Grande (as their ultimate parent) have control of a majority of the outstanding shares of common stock of Emerson, Emerson is a Controlled company, as defined in Section 801(a) of the NYSE MKT Rules.

On May 31, 2011, upon application of a major creditor, the High Court of Hong Kong appointed Fok Hei Yu (who is also known by the anglicized name Vincent Fok), a current director and Chairman of the Board of the Company, and Roderick John Sutton, both of FTI Consulting (Hong Kong) Limited (“FTI”), as Joint and Several Provisional Liquidators over Grande. Accordingly, as of May 31, 2011, the directors of Grande no longer have the ability to exercise control over Grande or the power to direct the voting and disposition of the 15,243,283 shares beneficially owned by Grande. Instead, Mr. Fok and Mr. Sutton, as Provisional Liquidators over Grande, currently have such power. In addition, on March 20, 2013, the Provisional Liquidators provided to Emerson a written statement that they are obligated to liquidate the 15,243,283 shares in the Company beneficially owned by Grande. The Company can make no assurances regarding whether or to what extent such shares will be liquidated or retained by Grande, the timing, prices or amounts of any sales of shares or the impact, if any, on the Company, its other shareholders or the trading price of its common stock of any actual or anticipated dispositions of shares by the Provisional Liquidators. However, the plans of the Provisional Liquidators to sell the shares beneficially owned by Grande may be changing, based on information in a public announcement recently made by the Provisional Liquidators for and on behalf of Grande on February 12, 2014. That public announcement included the following information relevant to Emerson:

1.	Grande has been in discussions with different investors to pursue a restructuring plan and resumption of trading in Grande’s shares on The Stock Exchange of Hong Kong (the “HKSE”).

2.	The Provisional Liquidators received on November 12, 2013 a restructuring proposal from a creditor of Grande, which proposal was revised pursuant to comments from the Provisional Liquidators on December 2, 2013.

3.	On December 20, 2013, the Provisional Liquidators submitted the revised proposal from that creditor to the HKSE for resumption of the trading of Grande’s shares on the HKSE.

4.	The proposal submitted to the HKSE provides that the operations of Emerson would be retained by the Grande Group.

5.	Under the proposal, creditors of Grande would settle their claims against Grande in exchange for 90% of the total newly-outstanding share capital in Grande.

6.	Christopher Ho is the sole executive director of Grande.

According to the public announcement, the restructuring plan will require approvals, consents and sanctions of the HKSE, courts in Hong Kong and Bermuda, and the creditors and shareholders of Grande. It is not possible at this time to predict whether this or any other proposal to restructure Grande will be pursued and receive all necessary approvals, nor can there be any assurances regarding the timing, terms or effects of any restructuring proposal that does receive approval. However, as long as the Provisional Liquidators are pursuing this or another restructuring plan that could result in Grande retaining beneficial ownership of the 15,243,283 shares of Emerson common stock, the Provisional Liquidators may not be actively seeking to liquidate those shares, as had been stated in Emerson’s prior Form 10-Q reports. If the restructuring of Grande is completed in accordance with the pending proposal described by the Provisional Liquidators in the public announcement, it is expected that the 15,243,283 shares of Emerson common stock held of record by Grande’s subsidiary, S&T, would remain with S&T and that Grande would once again have the power to direct the voting and disposition of this 56.2% controlling interest in Emerson common stock. The sole executive director on the Board of Grande currently is Mr. Christopher Ho, who was the Chairman of the Board of Emerson until November 7, 2013. Emerson cannot predict nor provide any assurances regarding the possible effects on the Company, its shareholders, the trading price of its common stock or any other consequences that could result if the pending restructuring proposal is approved and Grande comes out of liquidation and again has the power to control Emerson.

Related Party Transactions

Rented Office Space in Hong Kong

Transactions with Brighton Marketing Limited, a subsidiary of Grande

Until May 2013, at which time these charges ceased, the Company was billed for service charges from Brighton Marketing Limited, a subsidiary of Grande, in connection with the Company’s rented office space in Hong Kong. These charges totaled approximately $1,000 for the three month period ended December 31, 2012. For the nine month periods ended December 31, 2013 and December 31, 2012, these charges totaled approximately $1,000 and $4,000, respectively. Emerson owed Brighton Marketing Limited nil at both December 31, 2013 and December 31, 2012 pertaining to these charges.

Transactions with The Grande Properties Management Limited, a related party to Christopher Ho, the former Chairman of the Board of Directors of the Company

The Company is charged for service charges from The Grande Properties Management Limited, a related party to Christopher Ho, the former Chairman of the Board of Directors of the Company, in connection with the Company’s rented office space in Hong Kong. Mr. Ho did not stand for re-election to serve as a director of the Company at the Company’s 2013 Annual Meeting of Stockholders held on November 7, 2013. Accordingly, Mr. Ho is no longer a director of the Company or a related party to the Company after November 7, 2013, and, consequently, such service charges from The Grande Properties Management Limited, are not considered Related Party Transactions after November 7, 2013.

These charges totaled approximately $3,000 for the period October 1, 2013 through November 7, 2013, and approximately $11,000 for the three month period ended December 31, 2012. These charges totaled approximately $11,000 for the period April 1, 2013 through November 7, 2013, and approximately $31,000 for the nine month period ended December 31, 2012. The Company owed nil to The Grande Properties Management Limited related to these charges at both November 7, 2013 and December 31, 2012.

Transactions with Lafe Strategic Services Limited, a related party to Christopher Ho, the former Chairman of the Board of Directors of the Company

Beginning July 3, 2012, the Company entered into a rental agreement with Lafe Strategic Services Limited (“Lafe”), which is a related party to Mr. Ho, whereby the Company was leasing out excess space within its rented office space in Hong Kong to Lafe. The rental agreement was on a month-by-month basis, cancellable by either the Company or Lafe on one month’s written notice. The agreement was cancelled by Lafe effective April 1, 2013 at which time Lafe owed Emerson nil in rental payable from the arrangement. Emerson returned the approximately $6,000 to Lafe in July 2013 that Emerson had been holding as a security deposit in accordance with the terms of the agreement. During the three months ended March 31, 2013, the Company earned rental income of approximately $9,000 from this arrangement, and during the three and nine month periods ended December 31, 2012, the Company earned rental income of approximately $9,000 and $18,000, respectively, from this arrangement.

Consulting Services Provided to Emerson by one of its Former Directors

Until such agreement was cancelled by the Company effective November 7, 2013, Mr. Eduard Will, a former director of Emerson, was paid consulting fees by the Company for work performed by Mr. Will related to strategy for the Kayne Litigation as more fully described in Note 8 – “Legal Proceedings – Kayne Litigation” and merger and acquisition research. Mr. Will was not re-elected to serve as a director of the Company at the Company’s 2013 Annual Meeting of Stockholders held on November 7, 2013. Accordingly, Mr. Will is no longer a director of the Company or a related party to the Company after November 7, 2013.

During the period October 1, 2013 through November 7, 2013, Emerson paid consulting fees of approximately $10,000 to Mr. Will related to strategy for the Kayne Litigation as more fully described in Note 8 – “Legal Proceedings – Kayne Litigation” and merger and acquisition research. In addition, during the same period, Emerson paid a travel advance of approximately $6,000 to Mr. Will, related to this consulting work and his service as a director of Emerson, which travel was completed during November 2013.

During the period April 1, 2013 through November 7, 2013, Emerson paid consulting fees of approximately $68,000 to Mr. Will for work performed by Mr. Will related to strategy for the Kayne Litigation as more fully described in Note 8 – “Legal Proceedings – Kayne Litigation” and merger and acquisition research. In addition, during the period April 1, 2013 through November 7, 2013, Emerson paid expense reimbursements and advances, in the aggregate, of approximately $6,000 to Mr. Will, related to this consulting work and his service as a director of Emerson.

During the three months ended December 31, 2012, Emerson paid consulting fees of approximately $29,000 to Mr. Will related to strategy for the Kayne Litigation as more fully described in Note 8 – “Legal Proceedings – Kayne Litigation” and merger and acquisition research. In addition, during the three months ended December 31, 2012, Emerson paid expense reimbursements and advances, in the aggregate, of approximately $13,000 to Mr. Will, related to this consulting work and his service as a director of Emerson.

During the nine months ended December 31, 2012, Emerson paid consulting fees of approximately $81,000 to Mr. Will for work performed by Mr. Will related to strategy for the Kayne Litigation as more fully described in Note 8 – “Legal Proceedings – Kayne Litigation”, merger and acquisition research, as well as work related to the strategy for a shareholder derivative lawsuit that the Company settled in January 2011. In addition, during the nine months ended December 31, 2012, Emerson paid expense reimbursements and advances, in the aggregate, of approximately $23,000, to Mr. Will, related to this consulting work and his service as a director of Emerson.

At both November 7, 2013 and December 31, 2012, the Company owed Mr. Will nil related to these activities.

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

In February 2011, upon the request of S&T to the Company, the Company and S&T agreed that the collateral pledged as a part of the Agreement would no longer be required and such collateral was returned by the Company to S&T in March 2011 and the Agreement was amended and restated to remove the collateral requirement but retain the indemnification provisions. The Agreement, as amended (the “Amended Agreement”), remains in effect as of today. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes which, together with penalties and interest, are currently estimated by the Company to be approximately $4.5 million as of December 31, 2013. Any such liability, should it be required to be recognized by the Company, would likely have a material adverse effect on the Company’s results of operations in the period recognized. S&T is a subsidiary of The Grande Holdings Limited, which is currently in liquidation (as described above in this Note 6 under “Controlling Shareholder”). Therefore, the ability of the Company to enforce its rights to indemnification under the Amended Agreement and to collect from S&T any additional taxes, interest and penalties due may be severely impaired.

Other

The Company charges Vigers Appraisal & Consulting Ltd. (“Vigers”), a related party of Christopher Ho, the former Chairman of the Board of Directors of the Company, for usage of telephone and data lines maintained by Emerson. Mr. Ho did not stand for re-election to serve as a director of the Company at the Company’s 2013 Annual Meeting of Stockholders held on November 7, 2013. Accordingly, Mr. Ho is no longer a director of the Company or a related party to the Company after November 7, 2013, and, consequently, such service charges from the Company to Vigers are not considered Related Party Transactions after November 7, 2013.

These charges totaled approximately $1,000 for the period October 1, 2013 through November 7, 2013, and approximately $1,000 for the three month period ended December 31, 2012. These charges totaled approximately $3,000 for the period April 1, 2013 through November 7, 2013, and approximately $3,000 for the nine month period ended December 31, 2012. Vigers owed the Company nil related to these charges at both November 7, 2013 and December 31, 2012.

Vigers’ usage of telephone and data lines maintained by Emerson ceased effective on January 1, 2014.

NOTE 7 — CAPITAL LEASE OBLIGATIONS AND OTHER BORROWINGS

Capital Lease Obligations

At December 31, 2013 and March 31, 2013, borrowings under long-term facilities consisted of the following (in thousands):

	December 31, 2013	March 31, 2013
	(Unaudited)
Capitalized lease obligations	58	73
Less current maturities	(43)	(43)

Long term debt	$15	$30

Other Borrowings

Letters of Credit — The Company uses Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At December 31, 2013, the Company had no outstanding letters of credit. In the event that the Company does have outstanding letters of credit with Hang Seng Bank, a like amount of cash is posted by the Company as collateral against such outstanding letters of credit, and is classified by the Company as Restricted Cash on the balance sheet.

NOTE 8 — LEGAL PROCEEDINGS

Kayne Litigation — As previously reported, since July 2011, Emerson Radio Corp. (the “Company”) has been a defendant in a lawsuit known as Fred Kayne, et al., vs. Christopher Ho, et al. (the “Kayne Litigation”) which was filed in the United States District Court for the Central District of California alleging, among other things, that the Company, certain of its present and former directors and other entities or individuals now or previously associated with The Grande Holdings Limited (In Liquidation) (“Grande”), intentionally interfered with the ability of the plaintiffs to collect on a judgment they had against Grande. As of November 2013, such judgment, with interest, totaled approximately $60 million. Grande is the ultimate corporate parent of the Company’s majority shareholder, S&T International Distribution Limited. The plaintiffs in the Kayne Litigation (the “Plaintiffs”) pursued their claims against the Company largely on the basis of their allegation that the Company was an “alter ego” of Grande because it was part of a “single enterprise” purportedly controlled by the Chairman of the Board of Grande, Christopher Ho.

After the commencement of the Kayne Litigation trial, which began on December 3, 2013, the Company entered into a settlement agreement (the “Settlement Agreement”) with the Plaintiffs, effective as of December 19, 2013, for reasons of economy and finality, the terms and facts of which may not be construed as an admission by any party as to the merits of any of the claims or defenses resolved therein, which fully resolves and settles all outstanding and potential claims against the Company in the Kayne Litigation without acknowledging or attributing fault or liability on the part of the Company.

In deciding that it was in the best interest of the Company and its stockholders to enter into the Settlement Agreement, the Company’s Board considered the contingent risk that in the event that an adverse judgment of as much as $60 million was issued against the defendants by the Court in the Kayne Litigation: (i) that judgment would be enforceable on a “joint and several” basis, such that the entire judgment against all defendants could be enforced, in its entirety, against a single defendant; (ii) that as the only U.S. based defendant in the Kayne Litigation, the Company faced a considerable risk that any such judgment would be enforced against it alone; (iii) that in that event, the Company would face significant legal and practical obstacles in seeking to pursue claims for contribution against the other defendants; and (iv) that the Company would also face significant obstacles in pursuing the appeal of such a judgment because an appeal would require the Company to post collateral sufficient to secure an appeal bond with a face amount in excess of $60 million.

The Settlement Agreement provided for a cash payment of $4.0 million (the “Settlement Amount”) to be paid by the Company to the Plaintiffs, which represents less than 7% of the potential liability the Company faced from an adverse judgment. The Board believed it was prudent to settle for this relatively small amount due to the factors discussed above as well as the uncertainty of the trial outcome in view of the judge’s previous denial of several motions by the Company to dismiss the “alter ego” claims and denial of the Company’s motion for summary judgment. Pursuant to the Settlement Agreement, payment of the Settlement Amount was made by the Company via wire transfer to the Plaintiffs’ attorney’s trust account on December 23, 2013, which payment shall remain in trust, and will not be released from trust to the Plaintiffs until such time as the Company makes an application to the Court to approve the Settlement Agreement as a “good faith” settlement under California law and such application is granted by the Court. On January 13, 2014, the Company filed such application seeking the Court’s approval of the Settlement Agreement as a “good faith” settlement. In the event that the Court does not approve this Settlement Agreement as a “good faith” settlement, then, per the terms of the Settlement Agreement, the Plaintiffs’ attorney shall immediately, upon the Company’s demand, return the Settlement Amount to the Company and the Settlement Agreement and all of its provisions shall be null and void and the Plaintiffs shall have the right to resume the trial of the matter against the Company.

The Company intends to retain special counsel to investigate the ability of the Company to pursue claims against the co-defendants or others with respect to the Settlement Amount paid by the Company to the Plaintiffs.

The payment of the Settlement Amount by the Company resulted in the recognition of a $4.0 million non-operating expense in the quarter ended December 31, 2013. During the nine months ending December 31, 2013 and December 31, 2012, the Company incurred legal fees associated with the Kayne Litigation of approximately $1.6 million and $0.8 million, respectively, and, during the three months ending December 31, 2013 and December 31, 2012, the Company incurred legal fees associated with the Kayne Litigation of approximately $1.0 million and $0.3 million, respectively.

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

NOTE 9 — TRADEMARKS

During the nine months ended December 31, 2013, upon completion of an analysis which showed the absence of future expected cash flows, the Company determined that the value of one of its non-strategic trademarks was fully impaired. Thus, the Company recorded an impairment charge of $0.2 million in December 2013 to write off this trademark.

During the nine months ended December 31, 2012, the Company determined that the value of one of its non-strategic trademarks was fully impaired. Thus the Company recorded an impairment charge of $1.3 million in September 2012 to write off this trademark.

The Company does not anticipate any future material adverse financial impacts arising from these impairments.

NOTE 10 — SHORT TERM INVESTMENTS

As of December 31, 2013, the Company had $37.2 million invested in certificates of deposit with durations ranging from three to six months. $10.1 million of the certificates mature in March 2014 and bear an interest rate of 1.12% per annum, $7.1 million of the certificates mature in March 2014 and bear an interest rate of 1.0% per annum and $20 million of the certificates mature in May 2014 and bear an interest rate of 1.05% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The following table summarizes certain financial information for the three and nine month periods ended December 31, 2013 (fiscal 2014) and December 31, 2012 (fiscal 2013) (in thousands):

	Three months ended December 31		Nine months ended December 31
	2013	2012	2013	2012
Net product sales	$18,443	$22,608	$59,182	$99,783
Licensing revenue	2,414	2,046	4,665	5,597

Net revenues	20,857	24,654	63,847	105,380
Cost of sales	15,986	20,484	52,605	88,759
Other operating costs and expenses	361	253	683	1,046
Selling, general and administrative expenses	3,216	1,926	7,729	5,671
Impairment of trademark	219	—	219	1,326

Operating income	1,075	1,991	2,611	8,578
Loss on settlement of litigation	(4,000)	—	(4,000)	—
Interest income, net	98	132	441	230

(Loss) income before income taxes	(2,827)	2,123	(948)	8,808
(Benefit) provision for income taxes	(1,446)	430	(1,324)	1,328

Net (loss) income	$(1,381)	$1,693	$376	$7,480

Net product sales — Net product sales for the third quarter of fiscal 2014 were $18.4 million as compared to $22.6 million for the third quarter of fiscal 2013, a decrease of $4.2 million or 18.4%. For the nine month period of fiscal 2014, net product sales were $59.2 million as compared to $99.8 million for the nine month period of fiscal 2013, a decrease of $40.6 million or 40.7%. The Company’s net product sales were lower on a year-over-year basis for both the third quarter of fiscal 2013 and the nine month period of fiscal 2013 due to pricing pressures, intense competitive activity and a challenging retail sales environment. The Company’s sales during the nine month periods of fiscal 2014 and fiscal 2013 were highly concentrated among the Company’s two largest customers, as to which gross product sales comprised approximately 89.1% and 94.1%, respectively, of the Company’s total gross product sales. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $0.1 million and $0.3 million for the third quarters of fiscal 2014 and fiscal 2013, respectively, and approximately $0.3 million and $0.8 million for the nine month periods of fiscal 2014 and fiscal 2013, respectively. The Company confronts increasing pricing pressure which is a trend that management expects to continue.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)	Houseware product net sales decreased $4.0 million, or 18.4%, to $17.5 million in the third quarter of fiscal 2014 as compared to $21.5 million in the third quarter of fiscal 2013, principally driven by a decrease in sales of microwave ovens and wine coolers partially offset by an increase in compact refrigerators. For the nine month period of fiscal 2014, houseware products net sales were $56.5 million, a decrease of $40.1 million or 41.5%, from $96.6 million for the nine month period of fiscal 2013, principally driven by a decrease in sales of all products offered by the Company in the category, which is comprised of microwave ovens, compact refrigerators and wine coolers.

As reported by the Company in a Form 8-K filed with the SEC on October 19, 2012, the Company was informed by its customer Wal-Mart, which accounted for approximately 48% of the Company’s net revenues during the year ended March 31, 2012 (“Fiscal 2012”), that, commencing with the Spring of 2013, it would discontinue purchasing from Emerson two microwave oven products that had been sold by the Company to Wal-Mart. During Fiscal 2012, these two microwave oven products comprised, in the aggregate, approximately $48.4 million, or 31%, of the Company’s net product sales. Emerson continued shipping these products throughout the remainder of Fiscal 2013 (the year ending March 31, 2013), with sales of such products declining through the fourth quarter of Fiscal 2013. Emerson anticipates that the full impact of Wal-Mart’s decision will be realized by the Company in Fiscal 2014, which began on April 1, 2013. As previously disclosed by the Company, the complete loss of, or significant reduction in, business with either of the Company’s key customers will have a material adverse effect on the Company’s business and results of operations. Accordingly, Wal-Mart’s decision has had a material adverse effect on the Company’s business and results of operations. The Company is considering various strategic initiatives, including a complete analysis of its current and prospective product lines and pricing strategies. There can be no assurance that the Company will be able to increase sales of such products at levels sufficient to offset the adverse impact of Wal-Mart’s decision, if at all.

As a result of the above, during the third quarter and nine month periods of fiscal 2014, sales of these two products by the Company were nil as compared to approximately $8.0 million and $32.0 million during the third quarter and nine month periods of fiscal 2013, respectively.

ii)	Audio product net sales were $0.9 million in the third quarter of fiscal 2014 as compared to $1.1 million in the third quarter of fiscal 2013, a decrease of $0.2 million, or 18.7%, resulting from decreased sales of all products offered by the Company in the category, which is comprised of clock radios and portable audio products. For the nine month period of fiscal 2014, audio product net sales were $2.7 million, a decrease of $0.4 million, or 14.8%, from $3.1 million in the nine month period of fiscal 2013, resulting from decreased sales of all products offered by the Company in the category, which is comprised of clock radios and portable audio products.

Licensing revenue — Licensing revenue in the third quarter of fiscal 2014 was $2.4 million compared to $2.0 million in the third quarter of fiscal 2013, an increase of $0.4 million or 18.0%. Licensing revenue for the nine month period of fiscal 2014 was $4.7 million as compared to $5.6 million for the nine month period of fiscal 2013, a decrease of $0.9 million or 16.7%. The decrease in year-over-year licensing revenue for the nine month period of fiscal 2013 was due to approximately $0.9 million of lower year-over-year licensing revenue earned from the Company’s largest licensee, Funai Corporation, Inc. (“Funai”), on lower year-over-year sales by Funai of products bearing the Emerson® brand name.

The Company’s largest license agreement is with Funai, which accounted for approximately 89% and 86% of the Company’s total licensing revenue for the third quarter and nine month period of fiscal 2014, respectively, and approximately 86% and 88% of the Company’s total licensing revenue for the third quarter and nine month period of fiscal 2013, and which was amended during November 2013 to extend the term of the agreement until March 31, 2018. The agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the Emerson® trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, the Company receives non-refundable minimum annual royalty payments of $3.75 million each calendar year and a license fee on sales of product subject to the agreement in excess of the minimum annual royalties.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $20.9 million in the third quarter of fiscal 2014 as compared to $24.7 million in the third quarter of fiscal 2013, a decrease of $3.8 million, or 15.4%, and $63.8 million in the nine month period of fiscal 2014 as compared to $105.4 million in the nine month period of fiscal 2013, a decrease of $41.6 million, or 39.4%.

Cost of Sales — In absolute terms, cost of sales decreased $4.5 million, or 22.0%, to $16.0 million in the third quarter of fiscal 2014 as compared to $20.5 million in the third quarter of fiscal 2013. Cost of sales, as a percentage of net revenues was 76.7% in the third quarter of fiscal 2014 as compared to 83.1% in the third quarter of fiscal 2013. Cost of sales, as a percentage of net product sales was 86.7% in the third quarter of fiscal 2014 as compared to 90.6% in the third quarter of fiscal 2013. The decrease in absolute terms for the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013 was primarily related to the reduced net product sales and the lower year-over-year cost of sales as a percentage of sales.

In absolute terms, cost of sales decreased $36.2 million, or 40.7%, to $52.6 million in the nine month period of fiscal 2014 as compared to $88.8 million in the nine month period of fiscal 2013. Cost of sales, as a percentage of net revenues was 82.4% in the nine month period of fiscal 2014 as compared to 84.2% in the nine month period of fiscal 2013. Cost of sales, as a percentage of net product sales was 89.0% in the nine month period of each of fiscal 2014 and fiscal 2013. The decrease in absolute terms for the nine month period of fiscal 2014 as compared to the nine month period of fiscal 2013 was primarily related to the reduced net product sales.

The Company purchases the products it sells from a limited number of factory suppliers. For the third quarter of fiscal 2014 and fiscal 2013, 85% and 90%, respectively, of such purchases were from the Company’s two largest suppliers. For the nine month period of fiscal 2014 and fiscal 2013, 74% and 78%, respectively, of such purchases were from the Company’s two largest suppliers.

Other Operating Costs and Expenses — As a percentage of net revenues, other operating costs and expenses were 1.7% in the third quarter of fiscal 2014 and 1.0% in the third quarter of fiscal 2013. In absolute terms, other operating costs and expenses were $0.4 million for the third quarter of fiscal 2014 as compared to $0.3 million in the third quarter of fiscal 2013 as a result of higher warranty and returns processing costs. For the nine month period of fiscal 2014, other operating costs were 1.1% of net revenues as compared to 1.0% of net revenues for the nine month period of fiscal 2013. In absolute terms, other operating costs and expenses were $0.7 million for the nine month period of fiscal 2014 as compared to $1.0 million for the nine month period of fiscal 2013 resulting from lower warranty and returns processing costs.

Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 15.4% in the third quarter of fiscal 2014 as compared to 7.8% in the third quarter of fiscal 2013. S,G&A, in absolute terms, increased by $1.3 million, or 67.0%, to $3.2 million for the third quarter of fiscal 2014 as compared to $1.9 million for the third quarter of fiscal 2013, primarily due to increased legal fees. For the nine month period of fiscal 2014, S,G&A was 12.1% of net revenues as compared to 5.4% for the nine month period of fiscal 2013. In absolute terms, S,G&A increased $2.0 million, or 36.3%, to $7.7 million for the nine month period of fiscal 2014 as compared to $5.7 million in the nine month period of fiscal 2013. The increase in S,G&A in absolute terms, for the nine month period of fiscal 2014 were primarily due to higher legal fees and consulting costs, partially offset by reductions in compensation costs.

Impairment of trademark — During the nine months ended December 31, 2013, upon completion of an analysis which showed the absence of future expected cash flows, the Company determined that the value of one of its non-strategic trademarks was fully impaired. Thus, the Company recorded an impairment charge of $0.2 million in December 2013 to write off this trademark.

During the nine months ended December 31, 2012, the Company determined that the value of one of its non-strategic trademarks was fully impaired. Thus the Company recorded an impairment charge of $1.3 million in September 2012 to write off this trademark.

The Company does not anticipate any future material adverse financial impacts arising from these impairments.

Loss on settlement of litigation — To settle the Kayne Litigation, as more fully described in Note 8 – Legal Proceedings – the Company paid $4.0 million to the Kayne Plaintiff’s trust account in December 2013.

Interest income, net — Interest income, net, was $98,000 in the third quarter of fiscal 2014 as compared to $132,000 in the third quarter of fiscal 2013, a decrease of $34,000. Interest income, net, was $441,000 in the nine month period of fiscal 2014 as compared to $230,000 in the nine month period of fiscal 2013, an increase of $211,000.

(Benefit) provision for Income Taxes — In the third quarter of fiscal 2014, the Company recorded an income tax benefit of $1.4 million as compared to income tax expense of $0.4 million in the third quarter of fiscal 2013. For the nine month period of fiscal 2014 the Company recorded an income tax benefit of $1.3 million as compared to income tax expense of $1.3 million for the nine month period of fiscal 2013.

Net (loss) income — As a result of the foregoing factors, the Company realized a net loss of $1.4 million in the third quarter of fiscal 2014 as compared to net income of $1.7 million in the third quarter of fiscal 2013, a decrease of $3.1 million, or 181.6%. For the nine month period of fiscal 2014, the Company realized net income of $0.4 million as compared to $7.5 million in the nine month period of fiscal 2013, a decrease of $7.1 million, or 95.0%.

Liquidity and Capital Resources

General

As of December 31, 2013, the Company had cash and cash equivalents of approximately $18.7 million, as compared to approximately $23.3 million at December 31, 2012. Working capital decreased to $71.8 million at December 31, 2013 as compared to $73.6 million at December 31, 2012. The decrease in cash and cash equivalents of approximately $4.6 million was primarily due to a decrease in accounts payable, an increase in accounts receivable, an increase in short term investments, an increase in deferred tax assets and a net loss generated by the Company partially offset by a decrease in inventory and a decrease in prepaid expenses during the twelve months ended December 31, 2013.

Cash flow used by operating activities was $10.8 million for the nine months ended December 31, 2013, resulting primarily from a decrease in accounts payable, an increase in inventory, an increase in accounts receivable, an increase in deferred tax assets and a decrease in income taxes payable, partially offset by the net income generated during the period and a decrease in other assets.

Net cash provided by investing activities was $8.1 million for the nine months ended December 31, 2013, primarily due to redemptions of short term investments in certificates of deposit and a reduction in restricted cash, partially offset by additions to property, plant and equipment.

Net cash used by financing activities was $15,000 for the nine months ended December 31, 2013, resulting from payments made on the Company’s capital lease and rental obligations.

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

In February 2011, upon the request of S&T to the Company, the Company and S&T agreed that the collateral pledged as a part of the Agreement would no longer be required and such collateral was returned by the Company to S&T in March 2011 and the Agreement was amended and restated to remove the collateral requirement but retain the indemnification provisions. The Agreement, as amended (the “Amended Agreement”), remains in effect as of today. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes, which, together with penalties and interest, are currently estimated by the Company to be approximately $4.5 million as of December 31, 2013. Any such liability, should it be required to be recognized by the Company, would likely have a material adverse effect on the Company’s results of operations in the period recognized. S&T is a subsidiary of The Grande Holdings Limited, which is currently in liquidation (as described above in this Note 6 under “Controlling Shareholder”). Therefore, the ability of the Company to enforce its rights to indemnification under the Amended Agreement and to collect from S&T any additional taxes, interest and penalties due may be severely impaired.

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

With respect to NOPA 1, the Company is appealing the proposed adjustment with the IRS. In the event that the Company is not successful in its appeal, the Company estimates that it could be liable for a maximum in taxes, penalties and interest of approximately $13.3 million pertaining to NOPA 1, in the aggregate, for its Fiscal 2010, Fiscal 2011, Fiscal 2012 and Fiscal 2013 periods. However, because the Company’s current assessment is that its appeal of NOPA 1 is more likely than not to be successful, the Company has not recorded any liability to its December 31, 2013 or March 31, 2013 balance sheets related to NOPA 1.

With respect to NOPA 2, the Company agrees in principle with the IRS’ position that the service fee paid to the Macao CFC by the Company would be treated as FBCSI and taxable to the Company but the Company does not agree with the adjustment to the Company’s taxable income as calculated by the IRS. However, the Company has estimated at approximately $1.1 million the amount of taxes, penalties and interest for which it would be liable for its Fiscal 2010, Fiscal 2011, Fiscal 2012 and Fiscal 2013 periods using the adjustments to taxable income as proposed by the IRS, and recorded such amount as a liability to its December 31, 2013 and March 31, 2013 balance sheets.

Credit Arrangements

Letters of Credit — The Company utilizes Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At December 31, 2013, the Company had outstanding no letters of credit. In the event that the Company does have outstanding letters of credit with Hang Seng Bank, a like amount of cash is posted by the Company as collateral against such outstanding letters of credit, and is classified by the Company as Restricted Cash on the balance sheet.

Short-term Liquidity

During the three and nine months ended December 31, 2013, products representing approximately 70% and 71% of net sales, respectively, were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.

The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Recently Issued Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board during the three months ended December 31, 2013 or during the interim period between December 31, 2013 and February 14, 2014 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

Accounting Standards Update 2013-12, Definition of a Public Business Entity—An Addition to the Master Glossary

The FASB has decided that it should proactively determine which entities would be within the scope of the Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies (Guide). This will aim to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. generally accepted accounting principles (GAAP) on a going-forward basis. Specifically, stakeholders asked that the Board clarify which nonpublic entities potentially qualify for alternative financial accounting and reporting guidance. This Update addresses those issues by defining public business entity. There is no actual effective date for the amendment in this Update. However, the term public business entity will be used in Accounting Standards Updates No. 2014-01, Intangibles—Goodwill and Other (Topic 350): Accounting for Goodwill, and No. 2014-02, Derivatives and Hedging (Topic 815):Accounting for Certain Receive-Variable, Pay-Fixed Interest Rate Swaps—Simplified Hedge Accounting Approach, which are the first Updates that will use the term public business entity.

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

The Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2013, are effective to reasonably ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Kayne Litigation — As previously reported, since July 2011, Emerson Radio Corp. (the “Company”) has been a defendant in a lawsuit known as Fred Kayne, et al., vs. Christopher Ho, et al. (the “Kayne Litigation”) which was filed in the United States District Court for the Central District of California alleging, among other things, that the Company, certain of its present and former directors and other entities or individuals now or previously associated with The Grande Holdings Limited (In Liquidation) (“Grande”), intentionally interfered with the ability of the plaintiffs to collect on a judgment they had against Grande. As of November 2013, such judgment, with interest, totaled approximately $60 million. Grande is the ultimate corporate parent of the Company’s majority shareholder, S&T International Distribution Limited. The plaintiffs in the Kayne Litigation (the “Plaintiffs”) pursued their claims against the Company largely on the basis of their allegation that the Company was an “alter ego” of Grande because it was part of a “single enterprise” purportedly controlled by the Chairman of the Board of Grande, Christopher Ho.

After the commencement of the Kayne Litigation trial, which began on December 3, 2013, the Company entered into a settlement agreement (the “Settlement Agreement”) with the Plaintiffs, effective as of December 19, 2013, for reasons of economy and finality, the terms and facts of which may not be construed as an admission by any party as to the merits of any of the claims or defenses resolved therein, which fully resolves and settles all outstanding and potential claims against the Company in the Kayne Litigation without acknowledging or attributing fault or liability on the part of the Company.

In deciding that it was in the best interest of the Company and its stockholders to enter into the Settlement Agreement, the Company’s Board considered the contingent risk that in the event that an adverse judgment of as much as $60 million was issued against the defendants by the Court in the Kayne Litigation: (i) that judgment would be enforceable on a “joint and several” basis, such that the entire judgment against all defendants could be enforced, in its entirety, against a single defendant; (ii) that as the only U.S. based defendant in the Kayne Litigation, the Company faced a considerable risk that any such judgment would be enforced against it alone; (iii) that in that event, the Company would face significant legal and practical obstacles in seeking to pursue claims for contribution against the other defendants; and (iv) that the Company would also face significant obstacles in pursuing the appeal of such a judgment because an appeal would require the Company to post collateral sufficient to secure an appeal bond with a face amount in excess of $60 million.

The Settlement Agreement provided for a cash payment of $4.0 million (the “Settlement Amount”) to be paid by the Company to the Plaintiffs, which represents less than 7% of the potential liability the Company faced from an adverse judgment. The Board believed it was prudent to settle for this relatively small amount due to the factors discussed above as well as the uncertainty of the trial outcome in view of the judge’s previous denial of several motions by the Company to dismiss the “alter ego” claims and denial of the Company’s motion for summary judgment. Pursuant to the Settlement Agreement, payment of the Settlement Amount was made by the Company via wire transfer to the Plaintiffs’ attorney’s trust account on December 23, 2013, which payment shall remain in trust, and will not be released from trust to the Plaintiffs until such time as the Company makes an application to the Court to approve the Settlement Agreement as a “good faith” settlement under California law and such application is granted by the Court. On January 13, 2014, the Company filed such application seeking the Court’s approval of the Settlement Agreement as a “good faith” settlement. In the event that the Court does not approve this Settlement Agreement as a “good faith” settlement, then, per the terms of the Settlement Agreement, the Plaintiffs’ attorney shall immediately, upon the Company’s demand, return the Settlement Amount to the Company and the Settlement Agreement and all of its provisions shall be null and void and the Plaintiffs shall have the right to resume the trial of the matter against the Company.

The Company intends to retain special counsel to investigate the ability of the Company to pursue claims against the co-defendants or others with respect to the Settlement Amount paid by the Company to the Plaintiffs.

The payment of the Settlement Amount by the Company resulted in the recognition of a $4.0 million non-operating expense in the quarter ended December 31, 2013. During the nine months ending December 31, 2013 and December 31, 2012, the Company incurred legal fees associated with the Kayne Litigation of approximately $1.6 million and $0.8 million, respectively, and, during the three months ending December 31, 2013 and December 31, 2012, the Company incurred legal fees associated with the Kayne Litigation of approximately $1.0 million and $0.3 million, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

(a) None

(b) None

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.1+	XBRL Instance Document. *

101.2+	XBRL Taxonomy Extension Schema Document. *

101.3+	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.4+	XBRL Taxonomy Extension Definition Linkbase Document. *

101.5+	XBRL Taxonomy Extension Label Linkbase Document. *

101.6+	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON RADIO CORP.
(Registrant)

Date: February 14, 2014	/s/ Duncan Hon
Duncan Hon
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2014	/s/ Andrew L. Davis
Andrew L. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)