Form 10-K
period 2014-03-31
EMERSON RADIO CORP
filed 2014-06-25
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended March 31, 2014

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

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2013 (computed by reference to the last reported sale price of the Common Stock on the NYSE MKT on such date): $22,346,712.

Number of Common Shares outstanding at June 25, 2014: 27,129,832

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of the Form 10-K
Proxy Statement for 2014 Annual Meeting of Stockholders, or an amendment to this Annual Report on Form 10-K	Part III

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

Controlling Shareholder

The Grande Holdings Limited (In Liquidation) (“Grande”) has, together with S&T International Distribution Limited (“S&T”), a subsidiary of Grande, and Grande N.A.K.S. Ltd., a subsidiary of Grande (together with Grande, the “Reporting Persons”), filed, on May 22, 2014, a Schedule 13D/A with the Securities and Exchange Commission (“SEC”) stating that, as of the filing date, the Reporting Persons had the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 56.2%, of the outstanding common stock of Emerson. As the Reporting Persons, and by extension Grande (as their ultimate parent) have control of a majority of the outstanding shares of common stock of Emerson, Emerson is a Controlled company, as defined in Section 801(a) of the NYSE MKT Rules.

On May 31, 2011, upon application of a major creditor, the High Court of Hong Kong appointed Fok Hei Yu (who is also known by the anglicized name Vincent Fok), a current director and Chairman of the Board of the Company, and Roderick John Sutton, both of FTI Consulting (Hong Kong) Limited (“FTI”), as Joint and Several Provisional Liquidators over Grande. Accordingly, as of May 31, 2011, the directors of Grande no longer have the ability to exercise control over Grande or the power to direct the voting and disposition of the 15,243,283 shares beneficially owned by Grande. Instead, Mr. Fok and Mr. Sutton, as Provisional Liquidators over Grande, currently have such power. In addition, on March 20, 2013, the Provisional Liquidators provided to Emerson a written statement that they are obligated to liquidate the 15,243,283 shares in the Company beneficially owned by Grande. However, in February 2014, the Provisional Liquidators for and on behalf of Grande issued a public announcement that Grande, among other things, had been in discussions with different investors to pursue a restructuring plan and the resumption of trading of Grande’s shares on the Hong Kong Stock Exchange (“HKSE”). In addition, in May 2014, the Provisional Liquidators for and on behalf of Grande issued a public announcement (the “Grande Public Announcement”) disclosing that on May 2, 2014, Grande, the Provisional Liquidators and a creditor of Grande entered into an agreement to implement a restructuring proposal (the “Grande Restructuring Proposal”) submitted by a creditor of Grande. Based on information contained within the Grande Public Announcement, if this Grande Restructuring Proposal is implemented, Mr. Christopher Ho, who served as the Company’s Chairman of the Board until November 2013 and is currently the sole director of Grande, and his associates would continue to have a majority interest in Grande. As disclosed in the Schedule 13D/A filed by the Reporting Persons on May 22, 2014, the Grande Restructuring Proposal includes a plan to re-list Grande on the HKSE and provides that many assets of Grande, including its shares of Emerson, would remain part of Grande. According to the Grande Public Announcement, the Grande Restructuring Plan will require approvals, consents and sanctions of the HKSE, courts in Hong Kong and Bermuda, and the creditors and shareholders of Grande. In addition, on June 11, 2014, Grande announced that it had received a summons issued by a creditor of Grande seeking the removal of the Provisional Liquidators.

It is not possible at this time to predict whether the Grande Restructuring Proposal will receive all necessary approvals, nor can there be any assurances regarding the timing, terms or effects of implementing the Grande Restructuring Proposal or if the Provisional Liquidators will be removed. However, even though the Provisional Liquidators continue to maintain the ability to exercise the power to direct the voting and disposition of shares, as long as the Provisional Liquidators are pursuing this restructuring proposal that would result in Grande retaining beneficial ownership of the 15,243,283 shares of Emerson common stock, the Provisional Liquidators may not be actively seeking to liquidate those shares. If the Grande Restructuring Proposal is completed as described within the Grande Public Announcement, it is expected that the 15,243,283 shares of Emerson common stock held of record by Grande’s subsidiary, S&T, would remain with S&T and that Grande would once again have the power to direct the voting and disposition of this 56.2% controlling interest in Emerson common stock. It is not possible at this time to predict what impact the removal of the Provisional Liquidators would have on the Grande Restructuring Proposal or Emerson and Emerson cannot predict nor provide any assurances regarding the possible effects on the Company, its shareholders, the trading price of its common stock or any other consequences that could result if the Grande Restructuring Proposal is approved and Grande again has the power to control Emerson.

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

General

The Company, directly and through several subsidiaries, designs, sources, imports, markets, sells and licenses to certain licensees a variety of houseware and consumer electronic products, both domestically and internationally, under the Emerson® brand names. These products primarily include:

•	microwave ovens, compact refrigerators and wine coolers;

•	clock radios and portable audio products;

•	televisions.

The Company believes it possesses an advantage over its competitors due to the combination of:

•	recognition of the Emerson® brand;

•	the Company’s distribution base and established customer relations;

•	the Company’s sourcing expertise and established vendor relations;

•	an infrastructure with personnel experienced in servicing and providing logistical support to the domestic mass merchant distribution channel; and

•	the Company’s extensive experience in establishing license and distribution agreements on a global basis for a variety of products.

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

Products

The Company’s current product and branded categories consist primarily of the following:

Houseware Products	Audio Products	Other
Microwave ovens	Clock radios	Televisions
Compact refrigerators	Portable audio products
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

Income Tax Issues Concerning Overseas Income

On April 15, 2013 and June 5, 2013, the Company received correspondence from the U.S Internal Revenue Service (the “IRS”), including a (i) Form 5701 and Form 886-A regarding Adjusted Sales Income (collectively referred to as “NOPA 1”) and (ii) Form 5701 and Form 886-A regarding Adjusted Subpart F-Foreign Base Company Sales Income (collectively referred to as “NOPA 2”).

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

With respect to NOPA 1, the Company is disputing the proposed adjustment with the IRS. In the event that the Company is not successful in its dispute, the Company estimates that it could be liable for a maximum in taxes, penalties and interest of approximately $14.9 million pertaining to NOPA 1, in the aggregate, for its Fiscal 2010, Fiscal 2011, Fiscal 2012, Fiscal 2013 and Fiscal 2014 periods. However, because the Company’s current assessment is that its appeal of NOPA 1 is more likely than not to be successful, the Company has not recorded any liability to its March 31, 2014 or March 31, 2013 balance sheets related to NOPA 1.

With respect to NOPA 2, the Company agrees in principle with the IRS’ position that the service fee paid to the Macao CFC by the Company would be treated as FBCSI and taxable to the Company but the Company does not agree with the adjustment to the Company’s taxable income as calculated by the IRS. However, the Company has estimated as approximately $1.1 million the amount of taxes, penalties and interest for which it would be liable for its Fiscal 2010, Fiscal 2011, Fiscal 2012 and Fiscal 2013 periods using the adjustments to taxable income as proposed by the IRS, and such amount was recorded by the Company as tax expense during Fiscal 2013. In addition, the Company began at this time to prospectively recognize the service fee, net of related expenses, paid to the Macao CFC as FBCSI taxable income to the Company. During Fiscal 2014, the Company remitted approximately $0.9 million of this estimated liability to the IRS, and plans to remit the balance of $0.2 million upon final agreement of this amount due with the IRS.

Domestic Marketing

In the United States, the Company markets its products primarily through mass merchandisers.

In fiscal 2014 and 2013, Target accounted for approximately 58% and 44% of the Company’s net revenues, respectively, and Wal-Mart accounted for approximately 22% and 45% of the Company’s net revenues, respectively. No other customer accounted for more than 10% of net revenues in either period. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Wal-Mart and Target accounted for 58% and 36% as of March 31, 2014, respectively, and 45% and 44% as of March 31, 2013, respectively. Management believes that a loss, or a significant reduction, of sales to Target or Wal-Mart would have a material adverse effect on the Company’s business and results of operations.

As previously reported by the Company, the Company was informed in 2012 by Wal-Mart that, commencing in the Spring of 2013, Wal-Mart would discontinue purchasing from Emerson two microwave oven products that had been sold by the Company to Wal-Mart.

Emerson continued shipping these products to Wal-Mart throughout the remainder of Fiscal 2013 (the year ending March 31, 2013), with sales of such products declining through the fourth quarter of Fiscal 2013. During Fiscal 2013, these two microwave oven products comprised, in the aggregate, approximately $36.1 million, or 29.7%, of the Company’s net product sales.

Emerson anticipates that the full impact of Wal-Mart’s decision has been realized by the Company in Fiscal 2014, which began on April 1, 2013. As previously disclosed by the Company, the complete loss of, or significant reduction in, business with either of the Company’s key customers will have a material adverse effect on the Company’s business and results of operations. Accordingly, Wal-Mart’s decision has had a material adverse effect on the Company’s business and results of operations. The Company is considering various strategic initiatives, including a complete analysis of its current and prospective product lines and pricing strategies, although there can be no assurance that the Company will be able to increase sales of such products at levels sufficient to offset the adverse impact of Wal-Mart’s decision, if at all.

As a result of the above, during the twelve months ending March 31, 2014, sales of these two products by the Company were nil as compared to approximately $36.1 million during the twelve months ending March 31, 2013.

Approximately 65% and 47% of the Company’s net revenues in fiscal 2014 and 2013, respectively, were made through third-party sales representative organizations that receive sales commissions and work in conjunction with the Company’s own sales personnel. With the Company’s permission, third-party sales representative organizations may sell competitive products in addition to the Company’s products. In most instances, either party may terminate a sales representative relationship on 30 days prior notice by the Company and 90 days prior notice by the sales representative organization in accordance with customary industry practice. In fiscal 2014, the Company utilized 11 sales representative organizations, including one through which approximately 61% of its net revenues, including revenues from one of the Company’s two major customers described above, were made in fiscal 2014. In fiscal 2013, the Company utilized 10 sales representative organizations, including one through which approximately 43% of its net revenues, including revenues from one of the Company’s two major customers described above, were made in fiscal 2013. No other sales representative organization accounted for more than 10% of net revenues in either year. The remainder of the Company’s sales is to customers that are serviced by its sales personnel. Although sales and operating results could be negatively impacted, management does not believe that the loss of one or more sales representative organizations would have a material adverse effect on its business and results of operations, as the Company believes that new sales representative organizations could be identified if needed, although that could be a time consuming process.

Foreign Marketing

The Company primarily markets and distributes its products in the United States. Accordingly, foreign sales account for less than 10% of total revenues and are not considered material.

Licensing and Related Activities

Throughout various parts of the world, the Company is party to numerous distribution and outward license agreements with third party licensees that allow the licensees to manufacture and/or sell various products bearing the Company’s trademarks into defined geographic areas. The Company believes that such activities have had and will continue to have a positive impact on operating results by generating income with minimal, if any, incremental costs and without any working capital requirements, and intends to pursue additional licensing and distribution opportunities. The Company continues to protect its brand through rigid license and product selection and control processes. See Item 1A — “Risk Factors — Business Related Risks — The failure by the Company to maintain its relationships with its licensees, licensors and distributors, or the failure to obtain new licensees, licensors and distributions relationships could materially adversely affect the Company’s revenues and earnings”, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 “License Agreements”.

Design and Manufacturing

The Company’s products are manufactured by original equipment manufacturers in accordance with the Company’s specifications. During fiscal 2014 and 2013, 100% of the Company’s purchases consisted of finished goods from foreign manufacturers located in People’s Republic of China, substantially all of which were imported into the United States.

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

The following summarizes the Company’s purchases from its major suppliers that provided more than 10% of the Company’s total purchases in fiscal 2014 and 2013:

	Fiscal Year
Supplier	2014	2013
Midea	64%	67%
Hisense	12%	10%
Wanbao	11%	*

*	Less than 10%

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

Employees

As of June 16, 2014, the Company had approximately 42 employees, comprised of 22 in the United States and 20 in Asia. None of the Company’s employees are represented by unions, and the Company believes its labor relations are good.

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

Business Related Risks

Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder.

The consequences for the Company, if any, of the appointment of Provisional Liquidators over Grande and the subsequent filing by Grande with the United States Bankruptcy Court in Manhattan in June 2011 of a Chapter 15 petition under the United States Bankruptcy Code are uncertain at this time, although it is possible, as noted below and elsewhere in this Annual Report on Form 10-K, that actions taken by the Provisional Liquidators over Grande could affect in an adverse way a number of significant aspects of the Company’s business. Subsequent to the appointment, certain major factory suppliers, including Midea, significantly reduced the maximum amount of open credit lines available to the Company and requested that the Company make accelerated payments to them to reduce the balances owing from the Company on its open trade payable accounts with the respective factory suppliers to comply with such new credit terms. The Company relies on its cash on hand and cash generated by ongoing operations to manage its business.

The Provisional Liquidators informed Emerson, on June 1, 2011, that they do not have any intention of interrupting the business of Emerson, that Emerson will continue to be operated as usual without interruption, and that they did not have any intent at that point of disposing of the shares of Emerson stock held by Grande. Subsequently, on March 20, 2013, the Provisional Liquidators informed Emerson that they are obligated to liquidate the 15,243,283 shares beneficially owned by Grande. However, in February 2014, the Provisional Liquidators for and on behalf of Grande issued a public announcement that Grande, among other things, had been in discussions with different investors to pursue a restructuring plan and the resumption of trading of Grande’s shares on the HKSE. In addition, in May 2014, the Provisional Liquidators for and on behalf of Grande issued the “Grande Public Announcement”, disclosing that on May 2, 2014, Grande, the Provisional Liquidators and a creditor of Grande entered into an agreement to implement the “Grande Restructuring Proposal” submitted by a creditor of Grande. Based on information contained within the Grande Public Announcement, if the Grande Restructuring Proposal is implemented, Mr. Christopher Ho, who served as the Company’s Chairman of the Board until November 2013 and is currently the sole director of Grande, and his associates would continue to have a majority interest in Grande. As disclosed in the Schedule 13D/A filed by the Reporting Persons on May 22, 2014, the Grande Restructuring Proposal includes a plan to re-list Grande on the HKSE and provides that many assets of Grande, including its shares of Emerson, would remain part of Grande. According to the Grande Public Announcement, the Grande Restructuring Plan will require approvals, consents and sanctions of the HKSE, courts in Hong Kong and Bermuda, and the creditors and shareholders of Grande. In addition, on June 11, 2014, Grande announced that it had received a summons issued by a creditor of Grande seeking the removal of the Provisional Liquidators.

It is not possible at this time to predict whether the Grande Restructuring Proposal will receive all necessary approvals, nor can there be any assurances regarding the timing, terms or effects of implementing the Grande Restructuring Proposal or if the Provisional Liquidators will be removed. However, even though the Provisional Liquidators continue to maintain the ability to exercise the power to direct the voting and disposition of shares, as long as the Provisional Liquidators are pursuing this restructuring proposal that would result in Grande retaining beneficial ownership of the 15,243,283 shares of Emerson common stock, the Provisional Liquidators may not be actively seeking to liquidate those shares. If the Grande Restructuring Proposal is completed as described within the Grande Public Announcement, it is expected that the 15,243,283 shares of Emerson common stock held of record by Grande’s subsidiary, S&T, would remain with S&T and that Grande would once again have the power to direct the voting and disposition of this 56.2% controlling interest in Emerson common stock. It is not possible at this time to predict what impact the removal of the Provisional Liquidators would have on the Grande Restructuring Proposal or Emerson and Emerson cannot predict nor provide any assurances regarding the possible effects on the Company, its shareholders, the trading price of its common stock or any other consequences that could result if the Grande Restructuring Proposal is approved and Grande again has the power to control Emerson.

The controlling ownership of the Company’s common stock by an indirect subsidiary of Grande substantially reduces the influence of other stockholders, and the interests of Grande may conflict with the interests of the Company’s other stockholders.

Grande, through one of its indirect subsidiaries, is the beneficial owner of a significant amount of the Company’s outstanding common stock as of June 16, 2014 (see Item 1 “Business — Controlling Shareholder” for disclosures regarding the approximate shareholding position of Grande in the Company). However, as described in this report, the directors of Grande no longer have the ability to exercise control over Grande or the power to direct the voting and disposition of the Company’s shares beneficially owned by Grande. Instead, the Provisional Liquidators currently have such power. As a result, Grande, through the Provisional Liquidators, currently controls significantly the approval process for actions that require stockholder approval, including: the election of the Company’s directors and the approval of mergers, sales of assets or other significant corporate transactions or matters submitted for stockholder approval. Because of Grande’s ownership position, other stockholders have little or no influence over matters submitted for stockholder approval. In addition, several provisions of the Company’s organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of its common stock. Under the terms of the Company’s certificate of incorporation, its board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The ability to issue shares of preferred stock could tend to discourage takeover or acquisition proposals not supported by its current board of directors.

Two of the Company’s directors also hold positions within or exert influence over Grande or its subsidiaries and have loyalties and fiduciary obligations to both Grande and the Company.

Vincent Fok, the Company’s Chairman of the Board, is also one of two Joint and Several Provisional Liquidators over Grande, and Duncan Hon, the Chief Executive Officer and a director of the Company, also is an officer of certain subsidiaries of Grande. As described in Note 3 to the Company’s financial statements and in the Company’s previous filings with the SEC, there have been certain related party transactions between the Company and certain subsidiaries and affiliates of Grande.

As a result, although the Company has established adequate procedures designed to ensure that related party transactions are fair to the Company, Messrs. Fok and Hon may have conflicts of interest when acting on behalf of the Company or on behalf of Grande.

The loss or significant reduction in business with either of the Company’s key customers, Target and Wal-Mart, would materially and adversely affect the Company’s revenues and earnings.

The Company is highly dependent upon sales of its products to Target and Wal-Mart. For the fiscal years ended March 31, 2014 and 2013, Target accounted for approximately 58% and 44%, respectively, of the Company’s net revenues, and Wal-Mart accounted for approximately 22% and 45% of the Company’s net revenues, respectively. No other customer accounted for more than 10% of the Company’s net revenues during these periods. All customer purchases are made through purchase orders and the Company does not have any long-term contracts with its customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, Target or Wal-Mart would cause a material and adverse change in the Company’s revenues and operating results.

As previously reported by the Company, the Company was informed in 2012 by Wal-Mart that, commencing in the Spring of 2013, Wal-Mart would discontinue purchasing from Emerson two microwave oven products that had been sold by the Company to Wal-Mart.

Emerson continued shipping these products to Wal-Mart throughout the remainder of Fiscal 2013 (the year ending March 31, 2013), with sales of such products declining through the fourth quarter of Fiscal 2013. During Fiscal 2013, these two microwave oven products comprised, in the aggregate, approximately $36.1 million, or 29.7%, of the Company’s net product sales.

Emerson anticipates that the full impact of Wal-Mart’s decision has been realized by the Company in Fiscal 2014, which began on April 1, 2013. As previously disclosed by the Company, the complete loss of, or significant reduction in, business with either of the Company’s key customers will have a material adverse effect on the Company’s business and results of operations. Accordingly, Wal-Mart’s decision has had a material adverse effect on the Company’s business and results of operations. The Company is considering various strategic initiatives, including a complete analysis of its current and prospective product lines and pricing strategies, although there can be no assurance that the Company will be able to increase sales of such products at levels sufficient to offset the adverse impact of Wal-Mart’s decision, if at all.

As a result of the above, during the twelve months ending March 31, 2014, sales of these two products by the Company were nil as compared to approximately $36.1 million during the twelve months ending March 31, 2013.

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

In February 2011, upon the request of S&T to the Company, the Company and S&T agreed that the collateral pledged as a part of the Agreement would no longer be required and such collateral was returned by the Company to S&T in March 2011 and the Agreement was amended and restated to remove the collateral requirement but retain the indemnification provisions. The Agreement, as amended (the “Amended Agreement”), remains in effect as of today. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes, which, together with penalties and interest, are currently estimated by the Company to be approximately $4.7 million as of March 31, 2014. Any such liability, should it be required to be recognized by the Company, would likely have a material adverse effect on the Company’s results of operations in the period recognized. S&T is a subsidiary of Grande, which is currently in liquidation (as described above under “Controlling Shareholder”). Therefore, the ability of the Company to enforce its rights to indemnification under the Amended Agreement and to collect from S&T any additional taxes, interest and penalties due may be severely impaired.

The Company will be liable for additional taxes, penalties and interests payable to the IRS if it is not successful in establishing the tax treatment for its Macao Controlled Foreign Corporation which may have a material adverse effect on the Company’s financial condition and results of operations.

On April 15, 2013 and June 5, 2013, the Company received correspondence from the IRS including a (i) Form 5701 and Form 886-A regarding Adjusted Sales Income (collectively referred to as “NOPA 1”) and (ii) Form 5701 and Form 886-A regarding Adjusted Subpart F-Foreign Base Company Sales Income (collectively referred to as “NOPA 2”).

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

With respect to NOPA 1, the Company is disputing the proposed adjustment with the IRS. In the event that the Company is not successful in its dispute, the Company estimates that it could be liable for a maximum in taxes, penalties and interest of approximately $14.9 million pertaining to NOPA 1, in the aggregate, for its Fiscal 2010, Fiscal 2011, Fiscal 2012, Fiscal 2013 and Fiscal 2014 periods. However, because the Company’s current assessment is that its appeal of NOPA 1 is more likely than not to be successful, the Company has not recorded any liability to its March 31, 2014 or March 31, 2013 balance sheets related to NOPA 1.

With respect to NOPA 2, the Company agrees in principle with the IRS’ position that the service fee paid to the Macao CFC by the Company would be treated as FBCSI and taxable to the Company but the Company does not agree with the adjustment to the Company’s taxable income as calculated by the IRS. However, the Company has estimated as approximately $1.1 million the amount of taxes, penalties and interest for which it would be liable for its Fiscal 2010, Fiscal 2011, Fiscal 2012 and Fiscal 2013 periods using the adjustments to taxable income as proposed by the IRS, and such amount was recorded by the Company as tax expense during Fiscal 2013. In addition, the Company began at this time to prospectively recognize the service fee, net of related expenses, paid to the Macao CFC as FBCSI taxable income to the Company. During Fiscal 2014, the Company remitted approximately $0.9 million of this estimated liability to the IRS, and plans to remit the balance of $0.2 million upon final agreement of this amount due with the IRS.

The failure by the Company to maintain its relationships with its licensees and distributors or the failure to obtain new licensees or distribution relationships could materially and adversely affect the Company’s revenues, earnings and business.

The Company maintains agreements that allow licensees to use the Company’s trademarks for the manufacture and sale of specific consumer electronics and other products. In addition, the Company maintains agreements for the distribution of products bearing its brands into defined geographic areas. Although the Company has entered into agreements with certain of its licensees and distributors of its products, most have terms of three years or less, including the Company’s agreement with Funai, which accounts for approximately 86% of the Company’s total licensing revenue and which contributes substantial product volume and market presence through Funai’s manufacture and distribution of products utilizing the Emerson® brand name in the United States. Although the agreement with Funai has been amended and extended several times, including most recently in December 2013 to extend the term of the agreement until March 31, 2018, the Company cannot assure that the Funai license or any other such agreements will be renewed in the future or that the Company’s relationships with its licensees, including Funai, or distributors will be maintained on satisfactory terms or at all. The failure to maintain its relationships with Funai and other licensees and distributors on terms satisfactory to the Company, the failure to obtain new licensees or distribution relationships or the failure by the Company’s licensees to protect the integrity and reputation of the Company’s trademarks could materially and adversely affect the Company’s licensing revenues and earnings. In addition, since the Funai license provides a substantial contribution to and enhancement of the Emerson® brand name in the U.S. marketplace, the failure by the Company to maintain its relationship and licensing agreement with Funai on terms satisfactory to the Company could also materially and adversely affect the Company’s business.

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

The Company does not have any long-term or exclusive purchase commitments with any of its suppliers. Midea was the Company’s largest supplier and accounted for 64% of the Company’s purchases of products during fiscal 2014. The Company’s failure to maintain existing relationships with its suppliers or to establish new relationships on similar pricing and credit terms in the future could negatively affect the Company’s ability to obtain products in a timely manner. If the Company is unable to obtain an ample supply of product from its existing suppliers or alternative sources of supply, it may be unable to satisfy its customers’ orders, which could materially and adversely affect the Company’s revenues and relationships with its customers. Finding replacement suppliers could be a time consuming process during which the Company’s revenues and liquidity could be negatively impacted (see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”).

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

The Company’s success is dependent on its ability to anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and developing new products that are profitable to the Company. In addition, to increase the Company’s penetration of current markets and gain footholds in new markets for its products, the Company must maintain its existing products and integrate them with new products. The Company may not be successful in developing, marketing and releasing new products that respond to technological developments or changing customer needs and preferences. The Company may also experience difficulties that could delay or prevent the successful development, introduction and sale of these new products. These new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements to the Company’s products are delayed, or if these products or enhancements fail to achieve market acceptance when released, the Company’s sales volume may decline and earnings could be materially and adversely affected. In addition, new products or enhancements by the Company’s competitors may cause customers to defer or forgo purchases of the Company’s products, which could also materially and adversely affect the Company’s revenues and earnings.

The Company does not maintain any credit facilities (other than certain letters of credit) and relies on its cash on hand and cash generated from operations to fund its business.

The Company does not maintain any credit facilities (other than certain letters of credit) in connection with the operation of its business. The Company has relied on, and continues to rely on, its cash on hand and cash generated by operations to manage its business.

Foreign regulations and changes in the political, social and economic conditions in the foreign countries in which the Company operates its business could affect the Company’s revenues and earnings materially and adversely.

The Company derives a significant portion of its revenue from sales of products manufactured by third parties located in China. In addition, third parties located in China and other countries located in the same region produce and supply many of the components and raw materials used in the Company’s products. Conducting an international business inherently involves a number of difficulties and risks that could materially and adversely affect the Company’s ability to generate revenues and could subject the Company to increased costs. Among the factors that may adversely affect the Company’s revenues and increase its costs are:

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

A significant portion of the Company’s product sales are made through third party sales representative organizations, whose members are not employees of the Company. The Company’s level of sales depends on the effectiveness of these organizations, as well as the effectiveness of its own employees. Some of these third party representatives may sell (and do sell), with the Company’s permission, competitive products of third parties as well as the Company’s products. During the Company’s fiscal years ended March 31, 2014 and March 31, 2013, these organizations were responsible for approximately 65% and 47%, respectively, of its net revenues during such periods. In addition, one of these representative organizations was responsible for a significant portion of these revenues. If any of the Company’s third party sales representative organizations engaged by the Company, especially the Company’s largest, fails to adequately promote, market and sell its products, the Company’s revenues could be significantly decreased until a replacement organization or distributor could be retained by the Company. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.

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

Forward-Looking Information

This report contains forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company’s control, and which may cause its actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through the use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the impact, if any, on the Company’s business, financial condition and results of operation arising from the appointment of the Provisional Liquidators over Grande see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”;

•	the decline in, and any further deterioration of, consumer spending for retail products, such as the Company’s products;

•	the Company’s inability to resist price increases from its suppliers or pass through such increases to its customers;

•	the loss of any of the Company’s key customers or reduction in the purchase of the Company’s products by any such customers;

•	conflicts of interest that exist based on the Company’s relationship with Grande;

•	the Company’s inability to improve and maintain effective internal controls or the failure by its personnel to comply with such internal controls;

•	the Company’s inability to maintain its relationships with its licensees and distributors or the failure to obtain new licensees or distribution relationships on favorable terms;

•	cash generated by operating activities represents the Company’s principal source of funding and therefore the Company depends on its ability to successfully manage its operating cash flows to fund its operations;

•	the Company’s inability to anticipate market trends, enhance existing products or achieve market acceptance of new products;

•	the Company’s dependence on a limited number of suppliers for its components and raw materials;

•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;

•	changes in consumer spending and economic conditions;

•	the failure of third party sales representatives to adequately promote, market and sell the Company’s products;

•	the Company’s inability to protect its intellectual property;

•	the effects of competition;

•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;

•	changes in accounting policies, rules and practices;

•	limited access to financing or increased cost of financing; and

•	the effects of the continuing appreciation of the renminbi relative to the dollar and increases in costs of production in China; and

•	the other factors listed under “Risk Factors” in this Annual Report on Form 10-K and other filings with the SEC.

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

Item 2.	PROPERTIES

The following table sets forth the material properties leased by the Company:

Facility Purpose	Approximate Square Footage	Location	Lease Expires
Corporate headquarters	5,541	Hackensack, NJ	May 2015
Hong Kong office	6,162	Hong Kong, China	July 2016
Macao office	960	Macao, China	May 2017
Warehouse	180,650	Mira Loma, CA	December 2014

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

The Settlement Agreement provided for a cash payment of $4.0 million (the “Settlement Amount”) to be paid by the Company to the Plaintiffs, which represents less than 7% of the potential liability the Company faced from an adverse judgment. The Board believed it was prudent to settle for this relatively small amount due to the factors discussed above as well as the uncertainty of the trial outcome in view of the judge’s previous denial of several motions by the Company to dismiss the “alter ego” claims and denial of the Company’s motion for summary judgment. Pursuant to the Settlement Agreement, payment of the Settlement Amount was made by the Company via wire transfer to the Plaintiffs’ attorney’s trust account on December 23, 2013, which payment shall remain in trust, and will not be released from trust to the Plaintiffs until such time as the Company makes an application to the Court to approve the Settlement Agreement as a “good faith” settlement under California law and such application is granted by the Court. On January 13, 2014, the Company filed such application seeking the Court’s approval of the Settlement Agreement as a “good faith” settlement and the Court issued its Order of “Good Faith” finding such on February 24, 2014. The Plaintiff’s attorney has informed the Company that he consequently released the Settlement Amount to the Plaintiffs on May 6, 2014 and May 7, 2014.

The Company has retained counsel to investigate the ability of the Company to pursue claims against the co-defendants or others with respect to the Settlement Amount paid by the Company to the Plaintiffs.

The payment of the Settlement Amount by the Company resulted in the recognition of a $4.0 million non-operating expense in the quarter ended December 31, 2013. During the twelve months ending March 31, 2014 and March 31, 2013, the Company incurred legal fees associated with the Kayne Litigation of approximately $1.8 million and $1.2 million, respectively.

Other — Except for the litigation matter described above, the Company is not currently a party to any legal proceedings other than litigation matters, in most cases involving ordinary and routine claims incidental to our business. Management cannot estimate with certainty the Company’s ultimate legal and financial liability with respect to such pending litigation matters. However, management believes, based on our examination of such matters, that the Company’s ultimate liability will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$1.77	$1.50	$2.10	$1.90
Second Quarter	2.14	1.55	2.12	1.84
Third Quarter	2.10	1.80	2.17	1.55
Fourth Quarter	2.38	1.85	1.79	1.30

There is no established trading market for the Company’s Series A convertible preferred stock, whose conversion feature expired as of March 31, 2002.

(b) Holders

At June 6, 2014, there were 237 stockholders of the Company’s common stock whose shares were registered with the Company’s transfer agent. The Company believes that the number of beneficial owners is substantially greater than the number of registered shareholders, because a large portion of the Company’s common stock is held of record in broker “street names”.

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

In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Results of Operations:

The following table summarizes certain financial information for the fiscal years ended March 31 (in thousands):

	2014	2013
Net product sales	$70,257	$121,628
Licensing revenue	7,572	6,768

Net revenues	77,829	128,396
Cost of sales	63,012	108,631
Other operating costs and expenses	864	1,355
Selling, general and administrative	10,434	7,759
Impairment of trademark	219	1,326

Operating income	3,300	9,325
Loss on settlement of litigation	(4,000)	—
Interest income, net	548	340

(Loss) income before income taxes	(152)	9,665
Provision for income tax (benefit) expense	(1,469)	3,666

Net income	$1,317	$5,999

Results of Operations — Fiscal 2014 compared with Fiscal 2013

Net product sales — Net product sales for fiscal 2014 were $70.3 million as compared to $121.6 million for fiscal 2013, a decrease of $51.3 million, or 42.2%. The Company’s fiscal 2014 net product sales were lower than its fiscal 2013 net product sales primarily due to the inclusion in fiscal 2013’s net product sales of the sales of two microwave products for which there were no sales during fiscal 2014, ongoing pricing pressures, intense competitive activity and a challenging retail sales environment. The Company’s sales during fiscal 2014 and fiscal 2013 were highly concentrated among the Company’s two largest customers, Target and Wal-Mart, where gross product sales comprised approximately 89.4% and 94.2%, respectively, of the Company’s total gross product sales. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by $0.3 million and $0.9 million for fiscal 2014 and fiscal 2013, respectively.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i) Houseware product net sales decreased $50.7 million, or 43.1%, to $66.9 million in fiscal 2014 as compared to $117.6 million in fiscal 2013, principally driven by a decrease in sales of all products offered by the Company in the category, which is comprised of microwave ovens, compact refrigerators and wine coolers.

As previously reported by the Company, the Company was informed by Wal-Mart that, commencing in the Spring of 2013, Wal-Mart would discontinue purchasing from Emerson two microwave oven products that had been sold by the Company to Wal-Mart.

Emerson continued shipping these products to Wal-Mart throughout the remainder of Fiscal 2013 (the year ending March 31, 2013), with sales of such products declining through the fourth quarter of Fiscal 2013. During Fiscal 2013, these two microwave oven products comprised, in the aggregate, approximately $36.1 million, or 29.7%, of the Company’s net product sales.

Emerson anticipates that the full impact of Wal-Mart’s decision has been realized by the Company in Fiscal 2014, which began on April 1, 2013. As previously disclosed by the Company, the complete loss of, or significant reduction in, business with either of the Company’s key customers will have a material adverse effect on the Company’s business and results of operations. Accordingly, Wal-Mart’s decision has had a material adverse effect on the Company’s business and results of operations. The Company is considering various strategic initiatives, including a complete analysis of its current and prospective product lines and pricing strategies, although there can be no assurance that the Company will be able to increase sales of such products at levels sufficient to offset the adverse impact of Wal-Mart’s decision, if at all.

As a result of the above, during the twelve months ending March 31, 2014, sales of these two products by the Company were nil as compared to approximately $36.1 million net sales of these two products by the Company during the twelve months ending March 31, 2013.

ii) Audio product net sales were $3.4 million in fiscal 2014 compared to $4.1 million in fiscal 2013, a decrease of $0.7 million, or 16.7%, resulting from decreased net sales of clock radios and portable audio products.

Licensing revenue — Licensing revenue in fiscal 2014 was $7.6 million as compared to $6.8 million for fiscal 2013, an increase of $0.8 million, or 11.9%. The increase in year-over-year licensing revenue for fiscal 2014 was primarily due to approximately $1.6 million of higher year-over-year licensing revenue earned from one of its licensees upon the completion of an audit of and negotiation with this licensee to pay to the company $1.8 million in previously unreported and unpaid royalty fees, partly offset by $0.9 million of lower year-over-year licensing revenue earned from the Company’s largest licensee, Funai Corporation, Inc. (“Funai”), on lower year-over-year sales by Funai of products bearing the Emerson® brand name.

The Company’s largest license agreement is with Funai, which accounted for approximately 86% and 87%, respectively, of the Company’s total fiscal 2014 and fiscal 2013 licensing revenue, and which was amended during November 2013 to extend the term of the agreement until March 31, 2018. The agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the Emerson® trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, the Company receives non-refundable minimum annual royalty payments of $3.75 million each calendar year and a license fee on sales of product subject to the agreement in excess of the minimum annual royalties. During fiscal 2014 and 2013, licensing revenues of $5.0 million and $5.9 million, respectively, were earned under this agreement.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $77.8 million for fiscal 2014 as compared to $128.4 million for fiscal 2013, a decrease of $50.6 million, or 39.4%.

Cost of sales — Cost of sales includes those components as described in Note 1 “Cost of Sales” of the Notes to the Consolidated Financial Statements. In absolute terms, cost of sales decreased $45.6 million, or 42.0%, to $63.0 million in fiscal 2014 as compared to $108.6 million in fiscal 2013. Cost of sales as a percentage of net product sales was 89.7% in fiscal 2014 as compared to 89.3% in fiscal 2013. The decrease in absolute terms for fiscal 2014 as compared to fiscal 2013 was primarily related to the reduced net product sales partly offset by lower year-over-year cost of sales as a percentage of sales.

Other operating costs and expenses — Other operating costs and expenses include those components as described in Note 1 “Other Operating Costs and Expenses” of the Notes to the Consolidated Financial Statements. Other operating costs and expenses as a percentage of net product sales was 1.2% in fiscal 2014 and 1.1% in fiscal 2013. In absolute terms, other operating costs and expenses was $0.9 million in fiscal 2014 as compared to $1.4 million in fiscal 2013.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 13.4% in fiscal 2014 as compared to 6.0% in fiscal 2013. Fiscal 2014 S,G&A, in absolute terms, was $10.4 million and fiscal 2013 S, G&A, in absolute terms, was $7.8 million, an increase of $2.6 million, or 34.5%.

Fiscal 2014 S,G&A included approximately $1.8 million in legal fees related to the Kayne litigation, as more fully described in Note 13 – Legal Proceedings, approximately $1.2 million in legal and advisory fees pertaining to the setup of and work performed for the Special Committee of the Company’s Board of Directors, approximately $0.3 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS, as mentioned elsewhere within this Annual Report on Form 10-K, and approximately $0.2 million in management consulting fees to evaluate the Company’s current operations.

Fiscal 2013 S,G&A included approximately $1.2 million in legal fees related to the Kayne litigation, as more fully described in Note 13 – Legal Proceedings and approximately $0.1 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS, as mentioned elsewhere within this Annual Report on Form 10-K.

Excluding the aforementioned items, fiscal 2014 S, G&A was $6.9 million and fiscal 2013 S,G&A was $6.5 million, an increase of $0.4 million, or 7.3%, primarily due to a $1.6 million lower year-over-year allocation to Cost of Sales, partially offset by an $0.8 million year-over-year reduction in personnel costs and a $0.3 million year-over-year reduction in rental and facility costs.

Impairment of Trademark — During fiscal 2014, upon completion of an analysis which showed the absence of future expected cash flows, the Company determined that the value of one of its non-strategic trademarks was fully impaired. Thus, the Company recorded an impairment charge of $0.2 million in December 2013 to write off this trademark.

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

Loss on settlement of litigation — To settle the Kayne Litigation, as more fully described in Note 13 – Legal Proceedings, the Company paid $4.0 million to the Kayne plaintiff’s trust account in December 2013, such funds being disbursed to the plaintiffs in May 2014 , which significantly and negatively impacted fiscal 2014 results.

Interest income, net — Interest income, net, was $548,000 in fiscal 2014 as compared to $340,000 in fiscal 2013, resulting from an additional 8 months of interest earned by the Company on certain of its investments in Certificates of Deposit during fiscal 2014.

Provision for income tax (benefit) expense — In fiscal 2014, the Company recorded an income tax benefit of $1.5 million as compared to income tax expense of $3.7 million in fiscal 2013. See Item 8 — “Financial Statements and Supplementary Data” and Note 6 “Income Taxes”.

Net income — As a result of the foregoing factors, the Company recorded net income of $1.3 million for fiscal 2014 as compared to $6.0 million for fiscal 2013, a decrease of $4.7 million, or 78.0%.

Liquidity and Capital Resources

General

As of March 31, 2014, the Company had cash and cash equivalents of approximately $26.3 million as compared to approximately $21.4 million at March 31, 2013. Working capital increased to $73.3 million at March 31, 2014 as compared to $72.5 million at March 31, 2013. The increase in cash and cash equivalents of approximately $4.9 million was due to the below factors.

Net cash used by operating activities was approximately $8.1 million for fiscal 2014, primarily resulting from the reduction of accounts payable and other current liabilities of $3.3 million, an increase in other receivables of $2.9 million, an increase in inventories of $2.0 million, a decrease in asset allowances of $1.7 million, a decrease of $1.3 million in income taxes payable, an increase in prepaid purchases of $1.2 million and an increase in deferred tax assets of $0.5 million, partially offset by a reduction in accounts receivable of $3.7 million and the net income generated of $1.3 million.

Net cash provided by investing activities was $13.1 million for fiscal 2014 primarily due to $13.0 million of maturities of short term investments during fiscal 2014.

Net cash used by financing activities was $73,000 for fiscal 2014 resulting from payments made on, as well as transfer of remaining balances to a third party by the Company of its capital lease obligations.

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

In February 2011, upon the request of S&T to the Company, the Company and S&T agreed that the collateral pledged as a part of the Agreement would no longer be required and such collateral was returned by the Company to S&T in March 2011 and the Agreement was amended and restated to remove the collateral requirement but retain the indemnification provisions. The Agreement, as amended (the “Amended Agreement”), remains in effect as of today. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes, which, together with penalties and interest, are currently estimated by the Company to be approximately $4.7 million as of March 31, 2014. Any such liability, should it be required to be recognized by the Company, would likely have a material adverse effect on the Company’s results of operations in the period recognized. S&T is a subsidiary of Grande, which is currently in liquidation (as described above under “Controlling Shareholder”). Therefore, the ability of the Company to enforce its rights to indemnification under the Amended Agreement and to collect from S&T any additional taxes, interest and penalties due may be severely impaired.

Income Tax Issues Concerning Overseas Income

On April 15, 2013 and June 5, 2013, the Company received correspondence from the IRS including a (i) Form 5701 and Form 886-A regarding Adjusted Sales Income (collectively referred to as “NOPA 1”) and (ii) Form 5701 and Form 886-A regarding Adjusted Subpart F-Foreign Base Company Sales Income (collectively referred to as “NOPA 2”).

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

With respect to NOPA 1, the Company is disputing the proposed adjustment with the IRS. In the event that the Company is not successful in its dispute, the Company estimates that it could be liable for a maximum in taxes, penalties and interest of approximately $14.9 million pertaining to NOPA 1, in the aggregate, for its Fiscal 2010, Fiscal 2011, Fiscal 2012, Fiscal 2013 and Fiscal 2014 periods. However, because the Company’s current assessment is that its appeal of NOPA 1 is more likely than not to be successful, the Company has not recorded any liability to its March 31, 2014 or March 31, 2013 balance sheets related to NOPA 1.

With respect to NOPA 2, the Company agrees in principle with the IRS’ position that the service fee paid to the Macao CFC by the Company would be treated as FBCSI and taxable to the Company but the Company does not agree with the adjustment to the Company’s taxable income as calculated by the IRS. However, the Company has estimated as approximately $1.1 million the amount of taxes, penalties and interest for which it would be liable for its Fiscal 2010, Fiscal 2011, Fiscal 2012 and Fiscal 2013 periods using the adjustments to taxable income as proposed by the IRS, and such amount was recorded by the Company as tax expense during Fiscal 2013. In addition, the Company began at this time to prospectively recognize the service fee, net of related expenses, paid to the Macao CFC as FBCSI taxable income to the Company. During Fiscal 2014, the Company remitted approximately $0.9 million of this estimated liability to the IRS, and plans to remit the balance of $0.2 million upon final agreement of this amount due with the IRS.

Credit Arrangements

Letters of Credit — The Company utilizes Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis, although at March 31, 2014 the Company had no outstanding letters of credit. In the event that the Company does have outstanding letters of credit with Hang Seng Bank, a like amount of cash is posted by the Company as collateral against such outstanding letters of credit, and is classified by the Company as Restricted Cash on the balance sheet.

Short-term Liquidity

In fiscal 2014, products representing approximately 65% of net sales were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.

The Company’s principal existing sources of cash are generated from operations. The Company believes that its cash on hand and existing sources of cash will be sufficient to support its existing operations over the next 12 months.

As of March 31, 2014, there were no capital expenditure or other commitments other than the normal purchase orders used to secure product.

Off-Balance Sheet Arrangements

On April 7, 2010, upon a request made to the Company by its foreign controlling stockholder, S&T, the Company entered into an agreement with S&T whereby the Company returned to S&T on April 7, 2010 that portion of the taxes that the Company had withheld from the dividend paid on March 24, 2010 to S&T, as the Company believes the dividend paid is not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits, and received collateral (in the form of shares in the Company) which was sufficient to cover any claims for taxes on the dividend paid (the “Agreement”). The Company believes this transaction resulted in an off-balance sheet arrangement, which is comprised of a possible contingent tax liability of the Company, which, if recognized, would be offset by the calling by the Company on S&T of the indemnification provisions of the Agreement. In February 2011, upon the request of S&T to the Company, the Company and S&T agreed the collateral pledged as a part of the Agreement would no longer be required and this collateral was returned by the Company to S&T in March 2011 (see Note 3 “Related Party Transactions – Dividend-Related Issues with S&T”).

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

Recently-Issued Financial Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board during the twelve months ended March 31, 2014 or during the interim period between March 31, 2014 and June 25, 2014 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

Accounting Standards Update 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (Issued July 2013)

The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

Accounting Standards Update 2014-08, Presentation of Financial Statements – Topic 205 and Property, Plant and Equipment – Topic 360. Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: 1. The component of an entity or group of components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. 2. The component of an entity or group of components of an entity is disposed of by sale. 2 3. The component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). A public business entity and a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market should apply the amendments in this Update prospectively to both of the following: 1. All disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years 2. All businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. This ASU is not expected to have a significant impact on the Company’s financial statements.

Accounting Standards Update 2014-09, Revenue from Contracts with Customers – Topic 606.

The FASB is amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. This ASU is not expected to have a significant impact on the Company’s financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Emerson Radio Corp and Subsidiaries

We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries (the “Company”), as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emerson Radio Corp. and Subsidiaries as of March 31, 2014 and 2013, and the results of their operations, and their cash flows for each of the two years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ MSPC
Certified Public Accountants and Advisors, A Professional Corporation

Cranford, New Jersey

June 25, 2014

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended March 31, 2014 and 2013

	2014	2013
	(In thousands, except per share data)
Net revenues:
Net product sales	$70,257	$121,628
Licensing revenue	7,572	6,768

Net revenues	77,829	128,396
Costs and expenses:
Cost of sales	63,012	108,631
Other operating costs and expenses	864	1,355
Selling, general and administrative expenses	10,434	7,759
Impairment of trademark	219	1,326

	74,529	119,071

Operating income	3,300	9,325
Other (loss) income:
Loss on settlement of litigation	(4,000)	—
Interest income, net	548	340

	(3,452)	340

(Loss) income before income taxes	(152)	9,665
Provision for income tax (benefit) expense	(1,469)	3,666

Net income	1,317	5,999

Basic net income per share	$.05	$.22

Diluted net income per share	$.05	$.22

Weighted average shares outstanding
Basic	27,130	27,130
Diluted	27,130	27,130

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For The Years Ended March 31, 2014 and 2013

	2014	2013
Net income	$1,317	$5,999
Other comprehensive income, net of tax:
Foreign currency translation adj.	—	82

Comprehensive income	$1,317	$6,081

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2014 and 2013

	2014	2013
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$26,328	$21,412
Restricted cash	—	70
Short term investments	32,194	45,235
Trade accounts receivable, net	4,354	6,375
Royalties and other receivables	3,865	969
Due from affiliates	—	1
Inventory, net	5,438	3,454
Prepaid purchases	2,047	885
Prepaid expenses and other current assets	1,604	988
Deferred tax assets	1,394	1,685

Total Current Assets	77,224	81,074
Property, plant, and equipment, net	142	258
Trademarks, net	—	219
Deferred tax assets	1,753	1,121
Other assets	130	104

Total Non-current Assets	2,025	1,702

Total Assets	$79,249	$82,776

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term capital lease obligations	$—	$43
Accounts payable and other current liabilities	3,951	7,247
Income taxes payable	—	1,281

Total Current Liabilities	3,951	8,571
Long-term capital lease obligations	—	30
Deferred tax liabilities	—	194

Total Non-current Liabilities	—	224

Total Liabilities	$3,951	$8,795
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at March 31, 2014 and March 31, 2013, respectively; 27,129,832 shares outstanding at March 31, 2014 and March 31, 2013, respectively	529	529
Additional paid-in capital	98,785	98,785
Accumulated deficit	(3,102)	(4,419)
Treasury stock, at cost (25,835,965 shares)	(24,224)	(24,224)

Total Shareholders’ Equity	75,298	73,981

Total Liabilities and Shareholders’ Equity	$79,249	$82,776

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended March 31, 2014 and 2013

	Preferred Stock	Number of Common Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance — March 31, 2012	$3,310	52,965,797	$529	$98,785	$(10,418)	$(82)	$(24,224)	$67,900
Net income					$5,999			$5,999
Accumulated comprehensive income:

Foreign currency translation adjustment						$82		$82

Balance — March 31, 2013	$3,310	52,965,797	$529	$98,785	$(4,419)	$—	$(24,224)	$73,981
Net income					$1,317			$1,317

Balance — March 31, 2014	$3,310	52,965,797	$529	$98,785	$(3,102)	$—	$(24,224)	$75,298

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended March 31, 2014 and 2013

	2014	2013
	(In thousands)
Cash Flows from Operating Activities:
Net income	$1,317	$5,999
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	88	106
Impairment of trademark	219	1,326
Changes in assets and liabilities:
Accounts receivable	3,726	5,582
Other receivables	(2,896)	224
Due from affiliates	1	—
Inventories	(1,984)	7,689
Prepaid purchases	(1,162)	876
Prepaid expenses and other current assets	(616)	124
Deferred tax assets and liabilities	(535)	1,183
Other assets	(26)	158
Accounts payable and other current liabilities	(3,296)	(1,362)
Asset allowances, reserves and other	(1,705)	(1,441)
Capitalized leases	56	—
Due to affiliates	—	(11)
Income taxes payable	(1,281)	1,174
Foreign currency translation adjustment	—	82

Net cash (used) provided by operating activities	(8,094)	21,709

Cash Flows From Investing Activities:
Short term investment	13,041	(45,235)
Restricted cash	70	145
Additions to property and equipment	(28)	(111)
Disposals of property and equipment	—	7

Net cash provided (used) by investing activities	13,083	(45,194)

Cash Flows from Financing Activities:
Net decrease in short-term capital lease obligations	(43)	(21)
Net decrease in long-term capital lease obligations	(30)	(42)

Net cash (used) by financing activities	(73)	(63)

Net increase (decrease) in cash and cash equivalents	4,916	(23,548)
Cash and cash equivalents at beginning of year	21,412	44,960

Cash and cash equivalents at end of year	$26,328	$21,412

Supplemental disclosures of non-cash investing and financing activities:
Cash paid for:
Interest	$7	$15
Income taxes	$1,185	$1,118

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

It is the Company’s policy to prepare its financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Certain items in prior year financials were reclassified to conform to current year presentation.

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

Long-Lived Assets

The Company’s long-lived assets include property and equipment. At March 31, 2014, the Company had approximately $142,000 of property and equipment, net of accumulated depreciation. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topics 350 “Intangibles” and 360 “Property, Plant and Equipment”. The recoverability of assets held and used is measured by a comparison of the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. During fiscal 2014, upon completion of an analysis which showed the absence of future expected cash flows, the Company determined that the value of one of its non-strategic trademarks was fully impaired. Thus, the Company recorded an impairment charge of $0.2 million in December 2013 to write off this trademark.

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

The Company generally does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations and there were no foreign exchange forward contracts held by the Company at March 31, 2014 or March 31, 2013.

Advertising Expenses

Advertising expenses are charged against earnings as incurred and are included in selling, general and administrative expenses. The Company incurred no advertising expenses during fiscal 2014 or fiscal 2013.

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

The sales and marketing support accrual activity for fiscal 2014 and fiscal 2013 was as follows (in thousands):

Balance at March 31, 2012	$1,961
additions	2,060
usages	(1,991)
adjustments	(878)

Balance at March 31, 2013	$1,152
additions	1,529
usages	(1,883)
adjustments	(328)

Balance at March 31, 2014	$470

Interest income, net

The Company records interest as incurred. The net interest income for fiscal 2014 and 2013 consists of:

	2014	2013
	(In thousands)
Interest expense	$(6)	$(15)
Interest income	554	355

Interest income, net	$548	$340

Income Taxes

Deferred income taxes are recorded to account for the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets have been recorded net of an appropriate valuation allowance, to the extent management believes it is more likely than not that such assets will be realized. (See Note 6 “Income Taxes”).

Comprehensive Income

Comprehensive income is net income adjusted for foreign currency translation adjustments.

Earnings Per Common Share

Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents when dilution results from their assumed exercise.

Stock-Based Compensation

The Company accounts for all share based payments in accordance with ASC Topic 71X, “Compensation”, subtopic 718 “Compensation — Stock Compensation”. Accordingly, the computed fair value is expensed ratably over the requisite vesting period. The Company recorded no stock-based compensation costs during fiscal 2014 or fiscal 2013.

There were no stock options granted by the Company in fiscal 2014 or fiscal 2013.

Recent Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board during the twelve months ended March 31, 2014 or during the interim period between March 31, 2014 and June 25, 2014 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

Accounting Standards Update 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (Issued July 2013)

The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

Accounting Standards Update 2014-08, Presentation of Financial Statements – Topic 205 and Property, Plant and Equipment – Topic 360. Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: 1. The component of an entity or group of components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. 2. The component of an entity or group of components of an entity is disposed of by sale. 2 3. The component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). A public business entity and a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market should apply the amendments in this Update prospectively to both of the following: 1. All disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years 2. All businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. This ASU is not expected to have a significant impact on the Company’s financial statements.

Accounting Standards Update 2014-09, Revenue from Contracts with Customers – Topic 606.

The FASB is amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. This ASU is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 — INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of March 31, 2014 and March 31, 2013, inventories consisted of the following:

	March 31, 2014	March 31, 2013
	(In thousands)
Finished goods	$5,438	$3,454

NOTE 3 — RELATED PARTY TRANSACTIONS:

From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited (In Liquidation) (“Grande”), and one or more of Grande’s direct and indirect subsidiaries. Set forth below is a summary of such transactions.

Controlling Shareholder

Grande has, together with S&T International Distribution Limited (“S&T”), a subsidiary of Grande, and Grande N.A.K.S. Ltd., a subsidiary of Grande (together with Grande, the “Reporting Persons”), filed, on May 22, 2014, a Schedule 13D/A with the Securities and Exchange Commission (“SEC”) stating that, as of the filing date, the Reporting Persons had the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 56.2%, of the outstanding common stock of Emerson. As the Reporting Persons, and by extension Grande (as their ultimate parent) have control of a majority of the outstanding shares of common stock of Emerson, Emerson is a Controlled company, as defined in Section 801(a) of the NYSE MKT Rules.

On May 31, 2011, upon application of a major creditor, the High Court of Hong Kong appointed Fok Hei Yu (who is also known by the anglicized name Vincent Fok), a current director and Chairman of the Board of the Company, and Roderick John Sutton, both of FTI Consulting (Hong Kong) Limited (“FTI”), as Joint and Several Provisional Liquidators over Grande. Accordingly, as of May 31, 2011, the directors of Grande no longer have the ability to exercise control over Grande or the power to direct the voting and disposition of the 15,243,283 shares beneficially owned by Grande. Instead, Mr. Fok and Mr. Sutton, as Provisional Liquidators over Grande, currently have such power. In addition, on March 20, 2013, the Provisional Liquidators provided to Emerson a written statement that they are obligated to liquidate the 15,243,283 shares in the Company beneficially owned by Grande. However, in February 2014, the Provisional Liquidators for and on behalf of Grande issued a public announcement that Grande, among other things, had been in discussions with different investors to pursue a restructuring plan and the resumption of trading of Grande’s shares on the Hong Kong Stock Exchange (“HKSE”). In addition, in May 2014, the Provisional Liquidators for and on behalf of Grande issued a public announcement (the “Grande Public Announcement”), disclosing that on May 2, 2014, Grande, the Provisional Liquidators and a creditor of Grande entered into an agreement to implement a restructuring proposal (the “Grande Restructuring Proposal”) submitted by a creditor of Grande. Based on information contained within the Grande Public Announcement, if this Grande Restructuring Proposal is implemented, Mr. Christopher Ho, who served as the Company’s Chairman of the Board until November 2013 and is currently the sole director of Grande, and his associates would continue to have a majority interest in Grande. As disclosed in the Schedule 13D/A filed by the Reporting Persons on May 22, 2014, the Grande Restructuring Proposal includes a plan to re-list Grande on the HKSE and provides that many assets of Grande, including its shares of Emerson, would remain part of Grande. According to the Grande Public Announcement, the Grande Restructuring Plan will require approvals, consents and sanctions of the HKSE, courts in Hong Kong and Bermuda, and the creditors and shareholders of Grande. In addition, on June 11, 2014, Grande announced that it had received a summons issued by a creditor of Grande seeking the removal of the Provisional Liquidators.

It is not possible at this time to predict whether the Grande Restructuring Proposal will receive all necessary approvals, nor can there be any assurances regarding the timing, terms or effects of implementing this restructuring proposal. However, even though the Provisional Liquidators continue to maintain the ability to exercise the power to direct the voting and disposition of shares, as long as the Provisional Liquidators are pursuing the restructuring proposal that would result in Grande retaining beneficial ownership of the 15,243,283 shares of Emerson common stock, the Provisional Liquidators may not be actively seeking to liquidate those shares. If the Grande Restructuring Proposal is completed as described within the Grande Public Announcement, it is expected that the 15,243,283 shares of Emerson common stock held of record by Grande’s subsidiary, S&T, would remain with S&T and that Grande would once again have the power to direct the voting and disposition of this 56.2% controlling interest in Emerson common stock. It is not possible at this time to predict what impact the removal of the Provisional Liquidators would have on the Grande Restructuring Proposal or Emerson and Emerson cannot predict nor provide any assurances regarding the possible effects on the Company, its shareholders, the trading price of its common stock or any other consequences that could result if the Grande Restructuring Proposal is approved and Grande again has the power to control Emerson.

Related Party Transactions

Rented Office Space in Hong Kong

Transactions with Brighton Marketing Limited, a subsidiary of Grande

Until May 2013, at which time these charges ceased, the Company was billed for service charges from Brighton Marketing Limited, a subsidiary of Grande, in connection with the Company’s rented office space in Hong Kong. These charges totaled approximately $1,000 and $5,000 for the twelve month periods ended March 31, 2014 and March 31, 2013, respectively. Emerson owed Brighton Marketing Limited nil at both March 31, 2014 and March 31, 2013 pertaining to these charges.

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

These charges totaled approximately $11,000 for the period April 1, 2013 through November 7, 2013, and approximately $41,000 for the twelve month period ended March 31, 2013. The Company owed nil to The Grande Properties Management Limited related to these charges at both March 31, 2014 and March 31, 2013.

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

Consulting Services Provided to Emerson by one of its Former Directors

Until such agreement was cancelled by the Company effective November 7, 2013, Mr. Eduard Will, a former director of Emerson, was paid consulting fees by the Company for work performed by Mr. Will related to strategy for the Kayne Litigation as more fully described in Note 13 – “Legal Proceedings – Kayne Litigation” and merger and acquisition research. Mr. Will was not re-elected to serve as a director of the Company at the Company’s 2013 Annual Meeting of Stockholders held on November 7, 2013. Accordingly, Mr. Will is no longer a director of the Company or a related party to the Company after November 7, 2013.

During the period April 1, 2013 through November 7, 2013, Emerson paid consulting fees of approximately $68,000 to Mr. Will for work performed by Mr. Will related to strategy for the Kayne Litigation as more fully described in Note 13 – “Legal Proceedings – Kayne Litigation” and merger and acquisition research. In addition, during the period April 1, 2013 through November 7, 2013, Emerson paid expense reimbursements and advances, in the aggregate, of approximately $6,000 to Mr. Will, related to this consulting work and his service as a director of Emerson.

During the twelve months ended March 31, 2013, Emerson paid consulting fees of approximately $110,000 to Mr. Will for work performed by Mr. Will related to strategy for the Kayne Litigation as more fully described in Note 13 – “Legal Proceedings – Kayne Litigation” and merger and acquisition research. In addition, during the twelve months ended March 31, 2013, Emerson paid expense reimbursements and advances, in the aggregate, of approximately $23,000, to Mr. Will, related to this consulting work and his service as a director of Emerson.

At both November 7, 2013 and March 31, 2013, the Company owed Mr. Will nil related to these activities.

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

In February 2011, upon the request of S&T to the Company, the Company and S&T agreed that the collateral pledged as a part of the Agreement would no longer be required and such collateral was returned by the Company to S&T in March 2011 and the Agreement was amended and restated to remove the collateral requirement but retain the indemnification provisions. The Agreement, as amended (the “Amended Agreement”), remains in effect as of today. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes, which, together with penalties and interest, are currently estimated by the Company to be approximately $4.7 million as of March 31, 2014. Any such liability, should it be required to be recognized by the Company, would likely have a material adverse effect on the Company’s results of operations in the period recognized. S&T is a subsidiary of Grande, which is currently in liquidation (as described above under “Controlling Shareholder”). Therefore, the ability of the Company to enforce its rights to indemnification under the Amended Agreement and to collect from S&T any additional taxes, interest and penalties due may be severely impaired.

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

These charges totaled approximately $3,000 for the period April 1, 2013 through November 7, 2013, and approximately $4,000 for the twelve month period ended March 31, 2013. Vigers owed the Company nil related to these charges at November 7, 2013 and approximately $1,000 at March 31, 2013.

Vigers’ usage of telephone and data lines maintained by Emerson ceased effective on January 1, 2014.

NOTE 4 — PROPERTY, PLANT, AND EQUIPMENT:

As of March 31, 2014 and 2013, property, plant, and equipment is comprised of the following:

	2014	2013
	(In thousands)
Computer equipment and software	338	322
Furniture and fixtures	196	214
Machinery and equipment	267	679
Leasehold improvements	8	8

	809	1,223
Less accumulated depreciation and amortization	(667)	(965)

	$142	$258

Depreciation of property, plant, and equipment amounted to approximately $88,000 and $106,000 for the twelve months ended March 31, 2014 and 2013, respectively. During fiscal 2014, the Company disposed of property, plant and equipment with gross book values totaling approximately $412,000. The Company recognized a total net gain of approximately $2,000 on these disposals in fiscal 2014. During fiscal 2013, the Company disposed of property, plant and equipment with gross book values totaling approximately $20,000. The Company recognized a total net loss of approximately $2,000 on these disposals in fiscal 2013.

NOTE 5 — CAPITAL LEASE OBLIGATIONS:

As of March 31, 2014 and March 31, 2013, capital lease obligations consisted of the following:

	2014	2013
	(In thousands)
Short-term capital lease obligations	$—	$43
Long-term capital lease obligations	—	30

Total capital lease obligations	$—	$73

NOTE 6 — INCOME TAXES:

Income Tax Issues Concerning Overseas Income

On April 15, 2013 and June 5, 2013, the Company received correspondence from the IRS including a (i) Form 5701 and Form 886-A regarding Adjusted Sales Income (collectively referred to as “NOPA 1”) and (ii) Form 5701 and Form 886-A regarding Adjusted Subpart F-Foreign Base Company Sales Income (collectively referred to as “NOPA 2”).

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

With respect to NOPA 1, the Company is disputing the proposed adjustment with the IRS. In the event that the Company is not successful in its dispute, the Company estimates that it could be liable for a maximum in taxes, penalties and interest of approximately $14.9 million pertaining to NOPA 1, in the aggregate, for its Fiscal 2010, Fiscal 2011, Fiscal 2012, Fiscal 2013 and Fiscal 2014 periods. However, because the Company’s current assessment is that its appeal of NOPA 1 is more likely than not to be successful, the Company has not recorded any liability to its March 31, 2014 or March 31, 2013 balance sheets related to NOPA 1.

With respect to NOPA 2, the Company agrees in principle with the IRS’ position that the service fee paid to the Macao CFC by the Company would be treated as FBCSI and taxable to the Company but the Company does not agree with the adjustment to the Company’s taxable income as calculated by the IRS. However, the Company has estimated as approximately $1.1 million the amount of taxes, penalties and interest for which it would be liable for its Fiscal 2010, Fiscal 2011, Fiscal 2012 and Fiscal 2013 periods using the adjustments to taxable income as proposed by the IRS, and such amount was recorded by the Company as tax expense during Fiscal 2013. In addition, the Company began at this time to prospectively recognize the service fee, net of related expenses, paid to the Macao CFC as FBCSI taxable income to the Company. During Fiscal 2014, the Company remitted approximately $0.9 million of this estimated liability to the IRS, and plans to remit the balance of $0.2 million upon final agreement of this amount due with the IRS.

The Company’s provision for income tax (benefit) expense for Fiscal 2014 and Fiscal 2013 was as follows:

	2014	2013
	(In thousands)
Current:
Federal	$(450)	$1,353
Foreign, state and other	(484)	215
Prior year federal and state with penalty & interest	0	881
Deferred:
Federal	(467)	947
Foreign, state and other	(68)	270

Provision for income tax (benefit) expense	$(1,469)	$3,666

The Company files a consolidated federal return and certain state and local income tax returns.

The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory federal rate of 34% to earnings before income taxes for Fiscal March 2014 and Fiscal 2013 is analyzed below:

	2014	2013
	(In thousands)
Statutory provision	$(52)	$3,283
Foreign subsidiary	(1,009)	(2,626)
State taxes	(529)	366
Permanent differences	304	716
Prior year taxes	0	897
True up AMT Credit	0	898
True up to prior year taxes	(158)	56
Valuation allowance	(234)	0
Expiration of Stock Options and Warrants	209	0
Other, net	0	76

Provision for income tax (benefit) expense	$(1,469)	$3,666

As of March 31, 2014 and March 31, 2013, the significant components of the Company’s deferred tax assets and liabilities were as follows:

	2014	2013
	(In thousands)
Deferred tax assets:
Current:
Accounts receivable reserves	$842	$881
Inventory reserves	401	401
Accruals	151	237
Stock warrants	0	166

Total current deferred tax assets	1,394	1,685

Non-current:
Property, plant, and equipment	669	1,169
Net operating loss and credit carry forwards	1,084	107
Stock compensation	0	79

Total non-current deferred tax assets - gross	1,753	1,355
Valuation allowances	0	(234)

Total non-current deferred tax assets	1,753	1,121

Total deferred tax assets	3,147	2,806

Deferred tax liabilities:
Non-current:
Capital lease expense	0	194

Total deferred tax liabilities	0	194

Net deferred tax assets	$3,147	$2,612

The Company has $2.4 million of U.S. federal net operating loss carry forwards (“NOLs”) as of March 31, 2014 that expire in 2034.

The Company has $3.7 million of state NOLs as of March 31, 2014 as follows (in millions $):

Loss Year (Fiscal)	Included in DTA	Expiration Year (Fiscal)
2008	$1.3 million	2018
2014	$2.4 million	2034

The tax benefits related to these state net operating loss carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

Income of foreign subsidiaries before taxes was $2,966,000 for the fiscal year ended March 31, 2014 as compared to a loss before taxes of $80,000 for the fiscal year ended March 31, 2013, respectively.

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

A reconciliation of the Company’s changes in uncertain tax positions from April 1, 2013 to March 31, 2014 is as follows:

In 000’s
Total amount of unrecognized tax benefits as of April 1, 2013	$121
Gross increases in unrecognized tax benefits as a result of tax positions taken during a prior period	—
Gross decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	—
Gross increases in unrecognized tax benefits as a result of tax positions taken during the current period	—
Gross decreases in unrecognized tax benefits as a result of tax positions taken during the current period	—
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	—
Reductions to unrecognized tax benefits as a result of lapse of statute of limitations	(121)

Total amount of unrecognized tax benefits as of March 31, 2014	—

NOTE 7 — COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases warehouse and office space with annual commitments as follows (in thousands):

		Rental Commitments
Fiscal Years	Amount	Affiliate	Non-Affiliate
2015	914	—	914
2016	140	—	140
2017	46	—	46
2018	3	—	3
Thereafter	—	—	—

Total	$1,103	$—	$1,103

Rent expense resulting from leases with non-affiliated companies aggregated $777,000 and $1,151,000, respectively, for fiscal 2014 and 2013.

Letters of Credit:

The Company utilizes the services of one of its banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2014 and March 31, 2013, the Company had nil and approximately $0.1 million of letters of credit outstanding.

Capital Expenditure and Other Commitments:

As of March 31, 2014, there were no capital expenditure or other commitments other than the normal purchase orders used to secure product.

Employee Benefit Plan:

The Company currently sponsors a defined contribution 401(k) retirement plan which is subject to the provisions of the Employee Retirement Income Security Act. The Company matches a percentage of the participants’ contributions up to a specified amount. These contributions to the plan for fiscal 2014 and 2013 were $58,000 and $65,000, respectively, and were charged against earnings for the periods presented.

NOTE 8 — STOCK BASED COMPENSATION:

In 2004, the Company adopted the 2004 Employee Stock Options Plan. The provisions for exercise price, term and vesting schedule are, for the most part, the same as the previous Incentive Stock Option Plan. The maximum aggregate number of shares of common stock available pursuant to the Program is 2,500,000 shares.

There were no transactions during fiscal 2014 or fiscal 2013, and as of March 31, 2014, there were no options outstanding. At March 31, 2014, 2013 and 2012, the weighted average exercise price of exercisable options under the Program was nil.

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

There were no options granted during the fiscal years ending March 31, 2014 or 2013. As of March 31, 2014, there were no options outstanding. The weighted average exercise price of exercisable options under the Non-Employee Director Stock Option Plan was nil and $3.13 for March 31, 2014 and 2013, respectively.

A summary of transactions under the plan for the two years ended March 31, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding — April 1, 2012	50,000	$3.13

Outstanding — March 31, 2013	50,000	$3.13
Cancelled	(50,000)	$3.13

Outstanding — March 31, 2014	0	$0.00

Exercisable at March 31, 2014	0	$0.00

NOTE 9 — SHAREHOLDERS’ EQUITY:

Common Shares:

Authorized common shares total 75,000,000 shares of common shares, par value $0.01 per share, of which, 27,129,832 were issued and outstanding as of March 31, 2014 and 2013. Shares held in treasury at March 31, 2014 and 2013 were 25,835,965.

Common Stock Repurchase Program:

In September 2003, the Company’s Board authorized a share repurchase programs for 2,000,000 shares. No shares were repurchased in fiscal 2014 or fiscal 2013. As of March 31, 2014, 732,377 shares remain available for repurchase under this program.

Series A Preferred Stock:

The Company has issued and outstanding 3,677 shares of Series A Preferred Stock, (“Preferred Stock”) $.01 par value, with a face value of $3,677,000, which had no determinable market value as of March 31, 2014. Effective March 31, 2002, the previously existing conversion feature of the Preferred Stock expired. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

NOTE 10 — SHORT TERM INVESTMENTS:

At March 31, 2014 and March 31, 2013, the Company held short-term investments totaling $32.2 million and $45.2 million, respectively. At March 31, 2014, these investments were comprised of bank certificates of deposit with maturities in May and June 2014.

NOTE 11 — NET EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share for the years ended March 31, 2014 and March 31, 2013:

	2014	2013
	(In thousands, except per share data)
Numerator:
Net income for basic and diluted earnings per share	$1,317	$5,999

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130
Effect of dilutive securities on denominator:
Options	—	—

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,130

Net income per share:
Basic and diluted income per share	$.05	$.22

For the year ended March 31, 2014, there were no outstanding instruments which were potentially dilutive.

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

The Settlement Agreement provided for a cash payment of $4.0 million (the “Settlement Amount”) to be paid by the Company to the Plaintiffs, which represents less than 7% of the potential liability the Company faced from an adverse judgment. The Board believed it was prudent to settle for this relatively small amount due to the factors discussed above as well as the uncertainty of the trial outcome in view of the judge’s previous denial of several motions by the Company to dismiss the “alter ego” claims and denial of the Company’s motion for summary judgment. Pursuant to the Settlement Agreement, payment of the Settlement Amount was made by the Company via wire transfer to the Plaintiffs’ attorney’s trust account on December 23, 2013, which payment shall remain in trust, and will not be released from trust to the Plaintiffs until such time as the Company makes an application to the Court to approve the Settlement Agreement as a “good faith” settlement under California law and such application is granted by the Court. On January 13, 2014, the Company filed such application seeking the Court’s approval of the Settlement Agreement as a “good faith” settlement and the Court issued its Order of “Good Faith” finding such on February 24, 2014. The Plaintiff’s attorney has informed the Company that he consequently released the Settlement Amount to the Plaintiffs on May 6, 2014 and May 7, 2014.

The Company has retained special counsel to investigate the ability of the Company to pursue claims against the co-defendants or others with respect to the Settlement Amount paid by the Company to the Plaintiffs.

The payment of the Settlement Amount by the Company resulted in the recognition of a $4.0 million non-operating expense in the quarter ended December 31, 2013. During the twelve months ending March 31, 2014 and March 31, 2013, the Company incurred legal fees associated with the Kayne Litigation of approximately $1.8 million and $1.2 million, respectively.

Other — Except for the litigation matter described above, the Company is not currently a party to any legal proceedings other than litigation matters, in most cases involving ordinary and routine claims incidental to our business. Management cannot estimate with certainty the Company’s ultimate legal and financial liability with respect to such pending litigation matters. However, management believes, based on our examination of such matters, that the Company’s ultimate liability will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 14 — RISKS AND UNCERTAINTIES:

Customer and Licensee Concentration

For the twelve months ended March 31, 2014 and March 31, 2013, the Company’s largest two customers, Target and Wal-Mart, and largest licensee, Funai, accounted for approximately 86% and 94% of the Company’s net revenues, respectively, with Target accounting for 58% and 44%, respectively, Wal-Mart accounting for 22% and 45%, respectively, and Funai accounting for 6% and 5%, respectively. A significant decline in net sales to Target or Wal-Mart, or a significant decline in licensing revenue from Funai, would have a material adverse effect on the Company’s business, financial condition and results of operation.

Product Concentration

For the twelve months ended March 31, 2014, the Company’s gross product sales were comprised of five product types within two categories – housewares products and audio products, and two of these product types, namely microwave ovens and compact refrigerators – both within the housewares category – generated approximately 93% of the Company’s gross product sales, with microwave ovens generating approximately 62% of the total and compact refrigerators generating approximately 31% of the total. For the twelve months ended March 31, 2013, the Company’s gross product sales were comprised of the same five product types within the same two categories – housewares products and audio products, and two of these product types, namely microwave ovens and compact refrigerators – both within the housewares category – generated approximately 95% of the Company’s gross product sales, with microwave ovens generating approximately 69% of the total and compact refrigerators generating approximately 26% of the total. As a results of this dependence, a significant decline in pricing of, or market acceptance of these product types and categories, either in general or specifically as marketed by the Company, would have a material adverse effect on the Company’s business, financial condition and results of operation. Because the market for these product types and categories is characterized by periodic new product introductions, the Company’s future financial performance will depend, in part, on the successful and timely development and customer acceptance of new and enhanced versions of these product types and other products distributed by the Company. There can be no assurance that the Company will continue to be successful in marketing these products types within these categories or any other new or enhanced products.

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s two top customers, Wal-Mart and Target, accounted for 58% and 36% as of March 31, 2014, respectively, and 45% and 44% as of March 31, 2013. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The accounts receivable allowance for doubtful accounts on the Company’s total trade accounts receivable balances was $11,000 at March 31, 2014 and $245,000 at March 31, 2013. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the company’s business, financial condition and results of operation.

Supplier Concentration

The Company, during the twelve months ended March 31, 2014, procured approximately 87% of its products for resale from its three largest factory suppliers, and of these, the Company procured approximately 64% of these products from one of them. The Company, during the twelve months ended March 31, 2013, procured approximately 77% of its products for resale from its two largest factory suppliers, and of these, the Company procured approximately 67% of these products from one of them. No assurance can be given that ample supply of product would be available at current prices and on current credit terms if the Company were required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts and any resulting significant shortage of product supply would have a material adverse effect on the Company’s business, financial condition and results of operation. However, the Company considers its relationships with its suppliers to be satisfactory and believes that, barring any unusual material or part shortages or economic, fiscal or monetary conditions, the Company could develop alternative suppliers.

NOTE 15 — GEOGRAPHIC INFORMATION:

Net revenues and long-lived assets of the Company for the fiscal years ended March 31, 2014 and March 31, 2013 are summarized below by geographic area (in thousands). Net revenues are attributed to geographic area based on location of customer.

	Year Ended March 31, 2014
	U.S.	Foreign	Consolidated
Net third party revenue	$77,829	$—	$77,829

Long-lived assets	$129	$143	$272

	Year Ended March 31, 2013
	U.S.	Foreign	Consolidated
Net third party revenue	$128,396	$—	$128,396

Long-lived assets	$461	$120	$581

NOTE 16 — TRADEMARKS

During fiscal 2014, upon completion of an analysis which showed the absence of future expected cash flows, the Company determined that the value of one of its non-strategic trademarks was fully impaired. Thus, the Company recorded an impairment charge of $0.2 million in December 2013 to write off this trademark. The Company does not anticipate any future material adverse financial impacts arising from this impairment.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2014, there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2014.

Item 11.	EXECUTIVE COMPENSATION

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2014.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2014.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2014.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2014.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements. The following financial statements of Emerson Radio Corp. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended March 31, 2014 and 2013

Consolidated Statements of Comprehensive Income for the years ended March 31, 2014 and 2013

Consolidated Balance Sheets as of March 31, 2014 and 2013

Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended March 31, 2014 and 2013

Notes to Consolidated Financial Statements

All financial statement schedules are omitted from this Annual Report on Form 10-K, as they are not required or applicable or the required information is included in the financial statements or notes thereto.

2. Exhibits. The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

Exhibit Number

3.1	Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

3.4	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit (3) (b) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

3.5	Amendment dated February 14, 1996 to the Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.6	By-Laws of Emerson (incorporated by reference to Exhibit 3.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

3.7	Amendment dated November 28, 1995 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.8	Amendment effective as of November 10, 2009 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.1 of Emerson’s Current Report on Form 8-K filed on November 16, 2009).

3.9	Amendment effective as of August 31, 2011 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.2 of Emerson’s Current Report on Form 8-K filed on September 7, 2011).

10.12	License Agreement effective as of January 1, 2001 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10) (z) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.12.1	First Amendment to License Agreement dated February 19, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.1) of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2002).

10.12.2	Second Amendment to License Agreement effective August 1, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.2) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.12.3	Third Amendment to License Agreement effective February 18, 2004 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit 10.12.3 of Emerson’s Annual Report on Form 10-K for the year ending March 31, 2004).

10.12.4	Fourth Amendment to License Agreement effective December 3, 2004 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit (10.12.4) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

Exhibit Number

10.12.5	Fifth Amendment to License Agreement effective May 18, 2005 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit (10.12.5) of Emerson’s Annual Report on Form 10-K for the year ending March 31, 2005).

10.12.7	Seventh Amendment to License Agreement effective December 22, 2005 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit 10.1 of Emerson’s Current Report on Form 8-K filed on December 29, 2005).

10.13	Second Lease Modification dated as of May 15, 1998 between Hartz Mountain, Parsippany and Emerson (incorporated by reference to Exhibit (10) (v) of Emerson’s Annual Report on Form 10-K for the year ended April 3, 1998).

10.13.1	Third Lease Modification made the 26th day of October, 1998 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended October 2, 1998).

10.13.2	Fourth Lease Modification made the 12th day of February, 2003 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10.13.2) of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.13.3	Lease Agreement dated as of October 8, 2004 between Sealy TA Texas, L.P., a Georgia limited partnership, and Emerson Radio Corp. (incorporated by reference to Exhibit (10.13.3) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.13.4	Fifth Lease Modification Agreement made the 2nd day of December, 2004 between Hartz Mountain Industries, Inc. and Emerson (incorporated by reference to Exhibit (10.13.3) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.13.5	Lease Agreement (Single Tenant) between Ontario Warehouse I, Inc., a Florida corporation, as Landlord, and Emerson Radio Corp., a Delaware corporation, as Tenant, effective as of December 6, 2005 (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on January 4, 2006).

10.13.6	Letter agreement, dated November 28, 2005, between Emerson Radio Corp. and The Grande Group (Hong Kong) Limited regarding lease of office space. (Incorporated by reference to Exhibit 10.13.6 to Emerson’s Annual Report on Form 10-K for the year ended March 31, 2006).

10.13.7	Letter agreement, dated November 29, 2005, between Emerson Radio Corp. and The Grande Group (Hong Kong) Limited regarding management services for office space. (Incorporated by reference to Exhibit 10.13.7 to Emerson’s Annual Report on Form 10-K for the year ended March 31, 2006).

10.18.1	Emerson Radio Corp. 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 1 of Emerson’s 2004 Proxy Statement).

10.18.2	Emerson Radio Corp. 2004 Non-Employee Outside Director Stock Option Plan (incorporated by reference to Exhibit 2 of Emerson’s 2004 Proxy Statement).

10.25	Employment Agreement, dated as of April 3, 2007, by and between Emerson Radio Corp. and Greenfield Pitts (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed with the SEC on April 6, 2007).

10.26	Employment Agreement, dated as of October 15, 2007, by and between Emerson Radio Corp. and John Spielberger (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on July 11, 2008).

10.27.5	Loan and Security Agreement dated as of December 23, 2005, among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd., and Emerson Radio International Ltd. (as Borrowers) and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 of Emerson’s Form 8-K dated December 29, 2005).

10.27.6	Seventh Amendment to Loan and Security Agreement dated as of December 23, 2005 among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd. and Emerson Radio International Ltd. (as Borrowers) and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.27.6 of Emerson’s Annual Report on Form 10-K/A for the year ended March 31, 2009).

10.27.7	Eighth Amendment to Loan and Security Agreement dated as of December 23, 2005 among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd. and Emerson Radio International Ltd. (incorporated by reference to Exhibit 10.27.7 of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2010).

10.27.8	Ninth Amendment to Loan and Security Agreement dated as of December 23, 2005 among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd. and Emerson Radio International Ltd. (incorporated by reference to Exhibit 10.27.8 of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2010).

10.28.1	Form of Common Stock Warrant Agreement entered into on October 7, 2003 by and between Emerson Radio Corp. and Ladenburg Thalmann & Co., Inc. (Incorporated by reference to Exhibit 10.28.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.28.2	Common Stock Purchase Warrant Agreement entered into on August 1, 2004 by and between Emerson Radio Corp. and EPOCH Financial Services, Inc. (incorporated by reference to Exhibit 10.28.2 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.28.3	Stock Purchase Agreement among Emerson Radio Corp., Collegiate Pacific Inc. and Emerson Radio (Hong Kong) Limited, dated July 1, 2005 (incorporated by reference to Exhibit 2.1 to Emerson’s Current Report on Form 8-K filed on July 8, 2005).

10.29	Employment Agreement dated as of October 1, 2009 between Emerson and Duncan Hon (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on November 16, 2009).

10.30	Consulting Agreement dated as of September 4, 2010 between the Company and Mr. Greenfield Pitts (incorporated by reference to Exhibit 10.30 to Emerson’s Form 10-Q for the quarter ended September 30, 2011).

10.31	Employment Agreement dated as of March 31, 2011 between the Company and Mr. Hon Tak Kwong (incorporated by reference to Exhibit 10.31 to Emerson’s Form 10-Q for the quarter ended September 30, 2011).

10.32	Consultancy Agreement dated as of June 26, 2012 between the Company and Mr. Ma Chi Chiu (incorporated by reference to Exhibit 10.33 to Emerson’s Form 10-K/A for the year ended March 31, 2012).

10.33	Employment Agreement dated as of August 1, 2007, as amended, between the Company and Mr. Andrew L. Davis (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on September 10, 2010).

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2004).

21.1	Principal Subsidiaries of the Company as of March 31, 2014.*

23.1	Consent of Independent Registered Public Accounting Firm — MSPC, Certified Public Accountants and Advisors, Professional Corporation.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.1+	XBRL Instance Document. *

101.2+	XBRL Taxonomy Extension Schema Document. *

101.3+	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.4+	XBRL Taxonomy Extension Definition Linkbase Document. *

101.5+	XBRL Taxonomy Extension Label Linkbase Document. *

101.6+	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.
**	Furnished herewith.

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

Dated: June 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Vincent Fok	Chairman of the Board of Directors	June 25, 2014
Vincent Fok

/s/ Lionel Choong	Vice Chairman of the Board of Directors	June 25, 2014
Lionel Choong

/s/ Duncan Hon	Chief Executive Officer and Director	June 25, 2014
Duncan Hon

/s/ Gregory Hunt	Director	June 25, 2014
Gregory Hunt

/s/ Mark Manski	Director	June 25, 2014
Mark Manski

/s/ Kareem E. Sethi	Director	June 25, 2014
Kareem E. Sethi

/s/ Terence A. Snellings	Director	June 25, 2014
Terence A. Snellings