Form 10-K/A
period 2014-03-31
EMERSON RADIO CORP
filed 2014-07-29
CIK 32621

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

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2013 (computed by reference to the last reported sale price of the Common Stock on the NYSE MKT on such date): $22,346,712

Number of Common Shares outstanding at July 29, 2014: 27,129,832

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

Unless the context otherwise requires, the term “the Company” and “Emerson,” refers to Emerson Radio Corp. and its subsidiaries.

This Amendment No. 1 on Form 10-K/A (the “Form 10/KA”) to the Annual Report on Form 10-K (the “Annual Report”) of the Company for the fiscal year ended March 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on June 25, 2014, is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended March 31, 2014, and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Exchange Act, the Company is including with this Form 10-K/A certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on June 25, 2014 or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information regarding the current directors of Emerson Radio Corp. (“Emerson,” “us” or the “Company”).

Name	Age	Year First Became Director	Principal Occupation or Employment

Vincent Fok	44	2011	Vincent Fok has served as the Company’s Chairman of the Board since November 2013 and has been a director since August 2011. Mr. Fok is currently a senior managing director of FTI Consulting, a global advisory firm assisting companies to protect and enhance enterprise value, a position he has held since August 2010. Mr. Fok was appointed one of two Joint and Several Provisional Liquidators over The Grande Holdings Limited (In Liquidation) (“Grande”) by the High Court of Hong Kong on May 31, 2011. Additionally, Mr. Fok is an independent non-executive director of Kaisa Group Holdings Limited and Shirble Department Store Holdings (China) Limited, both of which are listed on the Hong Kong Stock Exchange, and was a non-executive director of Delong Holding Limited, a Singapore listed company, between 2009 and 2012. Mr. Fok is a member of the Hong Kong Institute of Certified Public Accountants, the CPA Australia and the Hong Kong Institute of Directors. Mr. Fok graduated from Australian National University with a bachelor’s degree in commerce.

			Based on Mr. Fok’s background in business and corporate finance, the Board believes that he is well qualified to serve as a director of the Company.

Lionel Choong	52	2013

Lionel Choong has been the Company’s Vice Chairman of the Board and a director since November 2013. Mr. Choong is a consultant for Zenith Professionals Ltd., a position he has held since August 2004, acting Chief Financial Officer of Global Regency Ltd., a position he has held since April 2009, and Board Advisor to Really Sports Co., Ltd., a position he has held since June 2013. Mr. Choong has a wide range of experience in a variety of senior financial positions with companies in Hong Kong, the People’s Republic of China and London. His experience encompasses building businesses, restructuring insolvency, corporate finance, and initial public offerings in a number of vertical markets, including branded apparel, consumer and lifestyle, consumer products, pharmaceuticals, and logistics. From June 2008 to May 2011, Mr. Choong was Chief Financial Officer of Sinobiomed, Inc., a NASDAQ-listed company. Mr. Choong is a fellow member and holds a corporate finance diploma from the Institute of Chartered Accountants in England and Wales. He is also a CPA and practicing member of the Hong Kong Institute of Certified Public Accountants. Mr. Choong holds a Bachelor of Arts in Accountancy from London Guildhall University, UK, and a Master of Business Administration from the Hong Kong University of Science and Technology and the Kellogg School of Management at Northwestern University.

Based on Mr. Choong’s background in accounting, business and corporate finance, the Board believes that he is well qualified to serve as a director of the Company.

Duncan Hon	53	2009	Duncan Hon, a director of the Company since February 2009, has been the Company’s Chief Executive Officer since August 2011 and, prior to that, was the Company’s Deputy Chief Executive Officer since November 2009. Mr. Hon served as a director of Grande from January 2011 until March 2013, at which time he resigned as a director of Grande. Mr. Hon currently serves as a director and Vice Chairman of the Board of Sansui Electric Co. Ltd., which was delisted from the Tokyo Stock Exchange in May 2012. In addition to his employment with the Company, Mr. Hon is also an employee of a subsidiary of Grande which is engaged in trademark licensing. He is a member of the Hong Kong Institute of Certified Public Accountants and the Association of Chartered Certified Accountants.

			Based on Mr. Hon’s role as Chief Executive Officer of the Company and his experience in management and accounting, the Board believes that he is well qualified to serve as a director of the Company.

Name	Age	Year First Became Director	Principal Occupation or Employment

Greg Hunt (1)	57	2013	Gregory Hunt has been a director since November 2013. Mr. Hunt is Chief Financial Officer of Apollo Investment Corporation (AIC) a publicly traded Business Development Corporation, a position he has held since May 2012. Prior to joining Apollo, from February 2010 to May 2012, Mr. Hunt was Executive Vice President and Chief Financial Officer of Yankee Candle Company, a private company with $830 million in annual revenues. From June 2007 to November 2009, Mr. Hunt worked for Apollo affiliates as an executive responsible for investment analysis and due diligence, including direct management involvement providing strategic and operational oversight for portfolio companies. From July 2006 to June 2007, Mr. Hunt was Chief Restructuring Officer, Senior Vice President, and Chief Financial Officer of Tweeter Home Entertainment Group, a national specialty consumer electronics retailer. From 2001 to June 2006, Mr. Hunt was Co-Chief Executive Officer and Chief Financial Officer of Syratech Corporation, a privately owned $300 million tabletop, glassware, and seasonal products company. Mr. Hunt currently serves on the Board of Directors and is Chairman of the Audit Committee of LogicSource Corporation, a privately-held sourcing solutions firm. Mr. Hunt is a Certified Public Accountant, Commonwealth of Massachusetts since 1982, and holds a Bachelor of Science degree in Accounting from the University of Vermont and serves on the school’s advisory board.

			Based on Mr. Hunt’s experience in accounting, finance and management, the Board believes that he is well qualified to serve as a director of the Company.

Mark Manski	63	2013

Mark Manski has been a director since 2013. Mr. Manski joined Development Specialists, Inc., a privately-held management consulting and financial advisory services firm, to lead its New York office in 2014. Prior to this, Mr. Manski was Founder and Principal of Mark Manski LLC, an advisory services company formed to provide financial restructuring and distressed asset management for the benefit of financial services companies and companies in capital growth, entrepreneurial, or distressed situations. From 2010 to 2013 and prior to founding Mark Manski LLC, Mr. Manski was a Shareholder of Greenberg Traurig LLP, an international law firm, in the Business Reorganization & Financial Restructuring Practice, after which time he retired from the practice of law. From 1999 to 2010, Mr. Manski served in various positions at Barclays Capital, New York, including a position as Managing Director and as Chief Credit Officer, Real Estate, Americas. From 1993 to 1999, Mr. Manski was President and Founder of Roundhill Group, Ltd., a consulting firm specializing in providing strategic, operational, managerial, and financial services, as well as litigation support and credit policy, creditor rights, and portfolio advisory services to the financial industry. Mr. Manski holds a Juris Doctor from Suffolk University Law School and a Bachelor of Arts from the University of Massachusetts at Amherst.

Based on Mr. Manski’s experience in finance and restructuring, the Board believes that he is well qualified to serve as a director of the Company.

Name	Age	Year First Became Director	Principal Occupation or Employment

Kareem E. Sethi (1)	37	2007	Kareem E. Sethi has been a director since December 2007. Mr. Sethi has served as Managing Director of Streetwise Capital Partners, Inc. since 2003. From 1999 until 2003, Mr. Sethi was Manager, Business Recovery Services for PricewaterhouseCoopers LLP.

			Based on Mr. Sethi’s experience in accounting, corporate finance and portfolio management, the Board believes that he is well qualified to serve as a director of the Company.

Terence A. Snellings (1)	64	2008	Terence A. Snellings has been a director since August 2008. Until December 2009, Mr. Snellings served as Director of Finance and Administration of Refugee Resettlement and Immigration Services of Atlanta, Inc., a non-profit agency that provides an entry into the American culture for refugees. From 1986 until April 2006, Mr. Snellings served as Managing Director of Wachovia Services, Ltd., where he managed investment banking origination activities of the Asia-Pacific Group within Wachovia Securities Corporate and Investment Banking Division.

			Based on Mr. Snellings’ experience in international banking and finance, the Board believes that he is well qualified to serve as a director of the Company.

(1)	Member of the Audit Committee

Board of Directors and Committees

The Company’s Board presently consists of seven directors. The Board has determined that five of the seven current directors, Messrs. Choong, Hunt, Manski, Sethi and Snellings, meet the definition of independence as established by the NYSE MKT listing rules.

The Board presently has one standing committee, the Audit Committee, which is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and Rule 10A-3 thereunder.

The Company’s Audit Committee currently consists of Mr. Sethi (Chairman), Mr. Hunt and Mr. Snellings, each of whom the Board has determined meet the definition of independence as established by the NYSE MKT listing rules and SEC rules. Mr. Sethi is currently the Chairman of the Audit Committee and the “audit committee financial expert.” Pursuant to Section 803(B)(2)(c) of the NYSE MKT Company Guide (the “Company Guide”), as a smaller reporting company the Company is required to have an audit committee of at least two independent members, as defined by the listing standards of the NYSE MKT.

The Audit Committee is empowered by the Board, among other things, to: (i) serve as an independent and objective party to monitor the Company’s financial reporting process, internal control system and disclosure control system; (ii) review and appraise the audit efforts of the Company’s independent accountants; (iii) assume direct responsibility for the appointment, compensation, retention and oversight of the work of the outside auditors and for the resolution of disputes between the outside auditors and the Company’s management regarding financial reporting issues; and (iv) provide the opportunity for direct communication among the independent accountants, financial and senior management and the Board. During Fiscal 2014, the Audit Committee performed its duties under a written charter approved by the Board and formally met four times. A copy of the Company’s Audit Committee Charter is posted on the Company’s website: www.emersonradio.com on the Investor Relations page.

In addition, in March 2013, the Company formed an ad hoc Special Committee consisting solely of independent directors to evaluate possible strategic alternatives intended to enhance stockholder value. The Special Committee currently consists of Messrs. Choong, Hunt, Manski, Sethi and Snellings.

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

Executive Officers

The following table sets forth certain information regarding the executive officers of Emerson:

Name	Age	Position	Year Became Officer
Duncan Hon	53	Chief Executive Officer and Director	2009
Andrew L. Davis	46	Executive Vice President and Chief Financial Officer	2010

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

Except as set forth below, based solely upon a review of Forms 3 and 4 and amendments to these forms furnished to the Company, and Forms 5, along with amendments thereto, all parties subject to the reporting requirements of Section 16(a) timely filed all such required reports during and with respect to Fiscal 2014.

Form 3 filings for Messrs. Choong, Hunt and Manski were due in November 2013. Form 3s for Messrs. Hunt and Manski were filed on July 29, 2014. The Company will file a Form 3 for Mr. Choong.

ITEM 11 — EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table

The following Summary Compensation Table sets forth information concerning compensation for services rendered in all capacities to the Company and its subsidiaries for Fiscal 2014 and for the fiscal year ended March 31, 2013 (“Fiscal 2013”) which was awarded to, earned by or paid to each person who served as the Company’s principal executive officer at any time during Fiscal 2014, the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers as of March 31, 2014 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the smaller reporting company as of March 31, 2014 (collectively, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)(1)	All Other Compensation ($)		Total ($)
Duncan Hon	2014	$475,000	$118,750	—		$593,750
Chief Executive Officer	2013	$475,000	$125,000	$17,878	(2)	$617,878
Andrew L. Davis	2014	$295,969	$86,625	$17,444	(3)	$400,038
Chief Financial Officer	2013	$278,438	—	$14,915	(3)	$293,353

(1)	Represents bonus paid during the fiscal year.
(2)	Represents payout during Fiscal 2013 of unused accrued vacation time.
(3)	Represents the incremental cost to the Company of all personnel benefits, including match for its 401(K) plan, provided to our Named Executive Officers. Such personnel benefits are available to all employees of the Company in accordance with the Company’s standard employment practices.

Employment Agreements.

During Fiscal 2014, the Company had employment agreements with certain of its Named Executive Officers, each of which is described below.

Duncan Hon. Duncan Hon, our Chief Executive Officer, entered into an employment agreement, effective April 1, 2011, with a wholly-owned, indirect subsidiary of the Company. Such agreement replaced his prior terminated agreements with the Company and sets forth the terms and conditions pursuant to which Mr. Hon would serve as the Company’s Deputy Chief Executive Officer and, subsequently, as Chief Executive Officer. The agreement provides for an annual base salary of 2,925,000 Hong Kong Dollars (“HKD”) and an annual discretionary bonus payable at any time as recommended by the Board. The contract extends until the earlier of the retirement of Mr. Hon on the first day of the following month immediately after his 60th birthday, or the termination of the agreement by either the Company or Mr. Hon upon the delivery from one to the other of one month prior written notice. In November 2011, the Board approved an increase to Mr. Hon’s base annual salary to $475,000 effective August 31, 2011.

Andrew L. Davis. Andrew L. Davis, our Executive Vice President and Chief Financial Officer, entered into an employment agreement with the Company on August 1, 2007, which provided that Mr. Davis shall serve as the Company’s Vice President Finance and Corporate Controller. The agreement provides for an annual base salary of $225,000 and a discretionary bonus at the end of the Company’s fiscal year as recommended by the Board. The initial term expired on July 31, 2008. During the term extensions, the Company has the right to terminate the agreement upon 90 days prior written notice and Mr. Davis has the right to terminate the agreement upon 90 days prior written notice. In connection with his appointment as Executive Vice President and Chief Financial Officer, the Company entered into an amendment to the existing employment agreement with Mr. Davis dated September 3, 2010 pursuant to which Mr. Davis’s annual base salary was increased to $275,000 effective as of September 3, 2010. In January 2012, Mr. Davis’ annual base salary was increased to $288,750 and in March 2014, Mr. Davis’ annual base salary was increased to $317,625 retroactive to January 1, 2014.

Outstanding Equity Awards at Fiscal Year End

None of the Company’s Named Executive Officers held any outstanding equity awards at March 31, 2014.

Compensation of Directors

During Fiscal 2014, our directors and former directors who were not employees (“Outside Directors”), specifically Messrs. Choong, Fok, Ho, Hunt, Mahathir, Manski, Sethi, Snellings and Will were paid $20,000, $58,000, $42,000, $26,000, $50,250, $42,000, $103,550, $107,250 and $39,000, respectively, for serving on the Board and on our various committees during the period. The Company does not compensate directors who are employees of the Company for their services as directors.

Outside Directors are each paid an annual director’s fee of $50,000. The Outside Director serving as the Chairman of the Board receives an additional annual fee of $20,000. Each Outside Director serving on the audit committee of the Board receives an additional fee of $15,000 per annum with no additional fee for serving as chairman of the audit committee. Each Outside Director serving on the special committee of the Board receives an additional fee of $60,000 per annum with no additional fee for serving as chairman of the special committee. The Company does not pay any additional fees for attendance at meetings of the Board or the committees. Audit committee fees are paid in four equal quarterly installments per annum and special committee fees are paid in twelve equal monthly installments per annum. Audit committee and special committee fees are pro-rated in situations where an Outside Director serves less than a full one year or periodic term.

Additionally, each Outside Director is eligible to participate in the Company’s 2004 Non-Employee Outside Director Stock Option Plan and the Company’s directors are reimbursed their expenses for attendance at meetings.

The following table provides certain information with respect to the compensation earned or paid to the Company’s Outside Directors during Fiscal 2014.

Directors Compensation

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Total ($)
Lionel Choong	$20,000			$20,000
Vincent Fok	$58,000			$58,000
Christopher Ho	$42,000			$42,000
Greg Hunt	$26,000			$26,000
Mirzan Mahathir	$50,250			$50,250
Mark Manski	$42,000			$42,000
Kareem E. Sethi	$103,550			$103,550
Terence A. Snellings	$107,250			$107,250
Eduard Will	$39,000	$68,000	(1)	$107,000

(1)	Until such agreement was cancelled by the Company effective November 7, 2013, Mr. Eduard Will, a former director of Emerson, was paid consulting fees by the Company for work performed by Mr. Will related to strategy for lawsuit in which the Company had been a defendant and merger and acquisition research. Under the terms of this agreement, during the period April 1, 2013 through November 7, 2013, Mr. Will invoiced Emerson and Emerson paid consulting fees of approximately $68,000 to Mr. Will. In addition, during the period April 1, 2013 through November 7, 2013, Emerson paid expense reimbursements and advances, in the aggregate, of approximately $6,000 to Mr. Will, related to this consulting work and his service as a director of Emerson.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 29, 2014, the beneficial ownership of (i) each current director; (ii) each of the Company’s Named Executive Officers; (iii) the Company’s current directors and executive officers as a group; and (iv) each stockholder known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock. Common stock beneficially owned and percentage ownership as of July 29, 2014 was based on 27,129,832 shares outstanding. Except as otherwise noted, the address of each of the following beneficial owners is c/o Emerson Radio Corp., 3 University Plaza, suite 405, Hackensack, New Jersey 07601.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Lionel Choong	0		0%
Vincent Fok	15,243,283	(2)	56.2	%(2)
Duncan Hon	0		0%
Greg Hunt	0		0%
Mark Manski	0		0%
Kareem E. Sethi	0		0%
Terence A. Snellings	0		0%
Andrew L. Davis	0		0%

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
S&T International Distribution Limited	15,243,283	(2)	56.2	%(2)
Lloyd I. Miller, III (3)	1,835,620		6.8%
All Directors and Executive Officers as a Group (8 persons) (4)	15,243,283	(4)	56.2	%(4)

(1)	Based on 27,129,832 shares of common stock outstanding as of July 29, 2014. Each beneficial owner’s percentage ownership of common stock is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of July 29, 2014 have been exercised. Except as otherwise indicated, the beneficial ownership table does not include common stock issuable upon exercise of outstanding options, which are not currently exercisable within 60 days of July 29, 2014. Except as otherwise indicated and based upon the Company’s review of information as filed with the SEC, the Company believes that the beneficial owners of the securities listed have sole or shared investment and voting power with respect to such shares, subject to community property laws where applicable.
(2)	Grande, a Bermuda corporation, has, together with S&T International Distribution Limited (“S&T”), a subsidiary of Grande, and Grande N.A.K.S. Ltd., a subsidiary of Grande (together with Grande, the “Reporting Persons”), had the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 56.2%, of the outstanding common stock of Emerson. On May 31, 2011, upon application of a major creditor, the High Court of Hong Kong appointed Fok Hei Yu (who is also known by the anglicized name Vincent Fok), a current director, and Roderick John Sutton, both of FTI Consulting (Hong Kong) Limited (“FTI”), as Joint and Several Provisional Liquidators over Grande (the “Provisional Liquidators over Grande”). Accordingly, as of May 31, 2011, the directors of Grande no longer have the ability to exercise control over Grande or the power to direct the voting and disposition of the 15,243,283 shares described in this footnote (2). Instead, Mr. Fok, as a Provisional Liquidator over Grande, has such power. Information with respect to the ownership of these shares was obtained from a Schedule 13D/A filed with the SEC on July 9, 2014.
(3)	Lloyd I. Miller, III has sole voting and dispositive power with respect to 1,784,842 of the reported securities and shared voting and dispositive power with respect to 50,778 of the reported securities. The address of Lloyd I. Miller, III is 222 Lakeview Avenue, suite 160-365, West Palm Beach, Florida 33401. Information with respect to the ownership of these shares was obtained from a Schedule 13D/A filed with the SEC on July 15, 2014.
(4)	See also footnote (2).

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and rights under its 1994 Stock Compensation Program, 1994 Non-Employee Director Stock Option Plan, Emerson Radio Corp. 2004 Employee Stock Incentive Plan and 2004 Non-Employee Outside Director Stock Option Plan, as of March 31, 2014 (the “Plans”). The 1994 Plans expired in July 2004 and the remaining Plans are the only equity compensation plans in existence as of March 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$—	3,000,000

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

Consulting Services Provided to Emerson by one of its Former Directors

Until such agreement was cancelled by the Company effective November 7, 2013, Mr. Eduard Will, a former director of Emerson, was paid consulting fees by the Company for work performed by Mr. Will related to strategy for the Kayne Litigation as more fully described in Note 13 in the Company’s Annual Report on Form 10-K for the Twelve Months ended March 31, 2014 and merger and acquisition research. Mr. Will was not re-elected to serve as a director of the Company at the Company’s 2013 Annual Meeting of Stockholders held on November 7, 2013. Accordingly, Mr. Will is no longer a director of the Company or a related party to the Company after November 7, 2013.

During the period April 1, 2013 through November 7, 2013, Emerson paid consulting fees of approximately $68,000 to Mr. Will for work performed by Mr. Will related to strategy for the Kayne Litigation as more fully described in Note 13 in the Company’s Annual Report on Form 10-K for the Twelve Months ended March 31, 2014 and merger and acquisition research. In addition, during the period April 1, 2013 through November 7, 2013, Emerson paid expense reimbursements and advances, in the aggregate, of approximately $6,000 to Mr. Will, related to this consulting work and his service as a director of Emerson.

During the twelve months ended March 31, 2013, Emerson paid consulting fees of approximately $110,000 to Mr. Will for work performed by Mr. Will related to strategy for the Kayne Litigation as more fully described in Note 13 in the Company’s Annual Report on Form 10-K for the Twelve Months ended March 31, 2014 and acquisition research. In addition, during the twelve months ended March 31, 2013, Emerson paid expense reimbursements and advances, in the aggregate, of approximately $23,000, to Mr. Will, related to this consulting work and his service as a director of Emerson.

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

Review and Approval of Transactions with Related Parties

It is the policy of the Company that any proposed transaction between the Company and related parties, as defined by the Financial Accounting Standard Board’s Accounting Standards Codification Topic 850 (ASC 850) (“RPT Transactions”), with no minimum dollar amount threshold, must be presented to all, and approved by a majority of, those directors of the Company who are independent within the meaning of NYSE MKT Company Guide § 803(A)(2), as may be amended from time to time. In reviewing and approving proposed transactions between the Company and related parties, the independent directors are to determine whether the proposed transaction is entirely fair to the Company and in the Company’s best interest. For purposes of the policy, related parties are as defined within ASC 850, generally, but not limited, meaning (i) an officer or director of the Company or the member of the immediate family of any of them or (ii) any other corporation, partnership, association, limited liability company, limited liability partnership, trust or other entity or organization in which one or more of the Company’s officers or directors are (a) directors, officers, trustees or other fiduciaries or (b) have a financial interest.

Director Independence

The Company’s Board presently consists of seven directors — Messrs. Choong, Fok, Hon, Hunt, Manski, Sethi and Snellings. The Board has determined that five of the seven current directors, Messrs. Choong, Hunt, Manski, Sethi and Snellings, meet the definition of independence as established by the NYSE MKT listing standards and applicable SEC rules.

The Company’s Audit Committee currently consists of Messrs. Sethi (Chairman), Hunt and Snellings.

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

•	Audit Fees. Audit fees billed to the Company by MSPC for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K, and reviews by MSPC of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, for the fiscal years ended March 31, 2014 and 2013 totaled approximately $175,000 and $210,000, respectively.

•	Audit-Related Fees. The Company was billed approximately $55,000 and $77,500 by MSPC for the fiscal years ended March 31, 2014 and 2013, respectively, for audit procedures which it performed in connection with an audit of the Company’s majority shareholder’s consolidated financial statement for its fiscal years ended December 31, 2013 and 2012, portions of which were credited to the Company’s audit fees for the audit of its financial statements for the fiscal years ended March 31, 2014 and 2013, such Audit-Related Fees not reported under the caption Audit Fees above.

•	Tax Fees. MSPC billed the Company an aggregate of $60,000 and $62,500 for the fiscal years ended March 31, 2014 and 2013, respectively, for tax services, principally related to the preparation of income tax returns and related consultation.

•	All Other Fees. The Company was not billed by MSPC for the fiscal years ended March 31, 2014 and 2013, respectively, for any permitted non-audit services.

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

Dated: July 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Vincent Fok	Chairman of the Board of Directors	July 29, 2014
Vincent Fok

/s/ Lionel Choong	Vice Chairman of the Board of Directors	July 29, 2014
Lionel Choong

/s/ Duncan Hon	Chief Executive Officer and Director	July 29, 2014
Duncan Hon

/s/ Gregory Hunt	Director	July 29, 2014
Gregory Hunt

/s/ Mark Manski	Director	July 29, 2014
Mark Manski

/s/ Kareem E. Sethi	Director	July 29, 2014
Kareem E. Sethi

/s/ Terence A. Snellings	Director	July 29, 2014
Terence A. Snellings