Form 10-Q
period 2014-06-30
EMERSON RADIO CORP
filed 2014-08-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of common stock as of August 14, 2014: 27,129,832.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except earnings per share data)

	Three Months Ended June 30
	2014	2013
Net Revenues:
Net product sales	$24,842	$23,481
Licensing revenue	1,101	1,171

Net revenues	25,943	24,652
Costs and expenses:
Cost of sales	22,409	20,984
Other operating costs and expenses	317	151
Selling, general and administrative expenses	2,426	2,188

	25,152	23,323
Operating income	791	1,329
Other income:
Interest income, net	65	222

Income before income taxes	856	1,551
Provision for income taxes	205	182

Net income	$651	$1,369

Net income per share:
Basic	$.02	$.05
Diluted	$.02	$.05
Weighted average shares outstanding:
Basic	27,130	27,130
Diluted	27,130	27,130

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For The Periods Ended June 30, 2014 and 2013

(Unaudited)

(In thousands)

	June 30, 2014	June 30, 2013
Net income	$651	$1,369
Other comprehensive income, net of tax	—	—

Comprehensive income	$651	$1,369

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	June 30, 2014	March 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$47,874	$26,328
Restricted cash	73	—
Short term investments	—	32,194
Trade accounts receivable, net	16,839	4,354
Royalties and other receivables	1,068	3,865
Inventory, net	8,930	5,438
Prepaid purchases	1,321	2,047
Prepaid expenses and other current assets	1,294	1,604
Deferred tax assets	1,064	1,394

Total Current Assets	78,463	77,224
Property, plant and equipment, net	134	142
Deferred tax assets	1,934	1,753
Other assets	120	130

Total Non-current Assets	2,188	2,025

Total Assets	$80,651	$79,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	4,702	3,951

Total Current Liabilities	4,702	3,951

Total Non-current Liabilities	—	—

Total Liabilities	4,702	3,951
Shareholders’ equity:
Preferred shares -$.01 par value, 10,000,000 shares authorized at June 30, 2014 and March 31, 2014, respectively; 3,677 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively; liquidation preference of $3,677,000 at June 30, 2014 and March 31, 2014, respectively	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized, 52,965,797 shares issued at June 30, 2014 and March 31, 2014, respectively; 27,129,832 shares outstanding at June 30, 2014 and March 31, 2014, respectively	529	529
Additional paid-in capital	98,785	98,785
Accumulated deficit	(2,451)	(3,102)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total Shareholders’ Equity	75,949	75,298

Total Liabilities and Shareholders’ Equity	$80,651	$79,249

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended June 30
	2014	2013
Cash Flows from Operating Activities:
Net income	$651	$1,369
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	8	28
Changes in assets and liabilities:
Accounts receivable	(12,847)	(6,133)
Royalties and other receivables	2,797	(70)
Due from affiliates	—	1
Inventories	(3,492)	(2,610)
Prepaid purchases	726	(3,466)
Prepaid expenses and other current assets	310	53
Deferred tax assets and liabilities	149	124
Other assets	10	35
Accounts payable and other current liabilities	751	5,330
Asset allowances, reserves and other	362	(83)
Interest and income taxes payable	—	57

Net cash used by operating activities	(10,575)	(5,365)

Cash Flows from Investing Activities:
Short term investment	32,194	(102)
Restricted cash	(73)	70
Additions to property and equipment	—	(21)

Net cash provided (used) by investing activities	32,121	(53)

Cash Flows from Financing Activities:
Net decrease in long-term capital lease obligations	—	(11)

Net cash used by financing activities	—	(11)

Net increase (decrease) in cash and cash equivalents	21,546	(5,429)
Cash and cash equivalents at beginning of period	26,328	21,412

Cash and cash equivalents at end of period	$47,874	$15,983

Cash paid during the period for:
Interest	$—	$3
Income taxes	$32	$—

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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2014 and the results of operations for the three month periods ended June 30, 2014 and June 30, 2013. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2014 (“fiscal 2014”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2014.

The results of operations for the three month period ended June 30, 2014 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ended March 31, 2015 (“fiscal 2015”).

Certain reclassifications were made to conform the prior year’s financial statements to the current presentation.

Unless otherwise disclosed in the notes to these financial statements, the estimated fair value of the financial assets and liabilities approximates the carrying value.

Subsequent events have been evaluated through August 14, 2013.

Stock- Based Compensation

The Company measures compensation cost for stock-based compensation arrangements based on grant date fair value. The computed fair value is expensed ratably over the requisite vesting period as required by ASC Topic 718 “Compensation — Stock Compensation”. All outstanding stock based stock based compensation arrangements issued by the Company were fully vested as of November 30, 2009. Consequently, the Company recorded no compensation costs during either of the three month periods ended June 30, 2014 and June 30, 2013. At June 30, 2014, the Company had no options outstanding.

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

NOTE 2 —   NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended June 30
	2014	2013
Numerator:
Net income	$651	$1,369

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130
Effect of dilutive securities on denominator:
Options (computed using the treasury stock method)	—	—

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,130

Basic and diluted earnings per share	$.02	$.05

NOTE 3 —   SHAREHOLDERS’ EQUITY

Outstanding capital stock at June 30, 2014 consisted of common stock and Series A convertible preferred stock. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At June 30, 2014, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 —   INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of June 30, 2014 and March 31, 2014, inventories consisted of the following (in thousands):

	June 30, 2014	March 31, 2014
Finished goods	$8,930	$5,438

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

With respect to NOPA 1, the Company is disputing the proposed adjustment with the IRS. In the event that the Company is not successful in its dispute, the Company estimates that it could be liable for a maximum in taxes, penalties and interest of approximately $14.9 million pertaining to NOPA 1, in the aggregate, for its Fiscal 2010 through Fiscal 2014 years. However, because the Company’s current assessment is that its appeal of NOPA 1 is more likely than not to be successful, the Company has not recorded any liability to its June 30, 2014 or March 31, 2014 balance sheets related to NOPA 1.

With respect to NOPA 2, the Company agrees in principle with the IRS’ position that the service fee paid to the Macao CFC by the Company would be treated as FBCSI and taxable to the Company but the Company does not agree with the adjustment to the Company’s taxable income as calculated by the IRS. However, the Company has estimated as approximately $1.3 million the amount of taxes, penalties and interest for which it would be liable for, in the aggregate, for its Fiscal 2010 through Fiscal 2014 years and its quarter ending June 30, 2014 using the adjustments to taxable income as proposed by the IRS, and has recorded such amount to its financial statements beginning in Fiscal 2013.

Other

At June 30, 2014, the Company had approximately $2.9 million of U.S. federal net operating loss carry forwards and some U.S. state net operating loss carry forwards included in net deferred tax assets that are available to offset future taxable income and can be carried forward for 20 years. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized through tax planning strategies available in future periods and through future profitable operating results. The amount of the deferred tax asset considered realizable could be reduced or eliminated if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carry forward period are reduced. If management determines that the Company would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

The Company’s effective tax rate differs from the federal statutory rate primarily due to expenses that are not deductible for federal income tax purposes, income and losses incurred in foreign jurisdictions and taxed at locally applicable tax rates, and state income taxes.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of June 30, 2014:

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

NOTE 6 — RELATED PARTY TRANSACTIONS

From time to time, Emerson has engaged in business transactions with its controlling shareholder, The Grande Holdings Limited (In Liquidation) (“Grande”), and one or more of Grande’s direct and indirect subsidiaries. Set forth below is a summary of such transactions.

Controlling Shareholder

Grande has, together with S&T International Distribution Limited (“S&T”), a subsidiary of Grande, and Grande N.A.K.S. Ltd., a subsidiary of Grande (together with Grande, the “Reporting Persons”), filed, on July 9, 2014, a Schedule 13D/A with the Securities and Exchange Commission (“SEC”) stating that, as of the filing date, the Reporting Persons had the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 56.2%, of the outstanding common stock of Emerson. As the Reporting Persons, and by extension Grande (as their ultimate parent) have control of a majority of the outstanding shares of common stock of Emerson, Emerson is a Controlled company, as defined in Section 801(a) of the NYSE MKT Rules.

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

It is not possible at this time to predict whether the Grande Restructuring Proposal will receive all necessary approvals, nor can there be any assurances regarding the timing, terms or effects of implementing this restructuring proposal or if the Provisional Liquidator(s) will be removed. However, even though the Provisional Liquidators continue to maintain the ability to exercise the power to direct the voting and disposition of shares, as long as the Provisional Liquidators are pursuing the restructuring proposal that would result in Grande retaining beneficial ownership of the 15,243,283 shares of Emerson common stock, the Provisional Liquidators may not be actively seeking to liquidate those shares. If the Grande Restructuring Proposal is completed as described within the Grande Public Announcement, it is expected that the 15,243,283 shares of Emerson common stock held of record by Grande’s subsidiary, S&T, would remain with S&T and that Grande would once again have the power to direct the voting and disposition of this 56.2% controlling interest in Emerson common stock. It is not possible at this time to predict what impact the removal of the Provisional Liquidators would have on the Grande Restructuring Proposal or Emerson and Emerson cannot predict nor provide any assurances regarding the possible effects on the Company, its shareholders, the trading price of its common stock or any other consequences that could result if the Grande Restructuring Proposal is approved and Grande again has the power to control Emerson.

Related Party Transactions

Rented Office Space in Hong Kong

Transactions with Brighton Marketing Limited, a subsidiary of Grande

Until May 2013, at which time these charges ceased, the Company was billed for service charges from Brighton Marketing Limited, a subsidiary of Grande, in connection with the Company’s rented office space in Hong Kong. These charges totaled approximately $1,000 for the three month period ended June 30, 2013. Emerson owed Brighton Marketing Limited nil at June 30, 2013 and March 31, 2014 pertaining to these charges.

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

These charges totaled approximately $4,000 for the three months ended June 30, 2013. The Company owed nil to The Grande Properties Management Limited related to these charges at June 30, 2013

Transactions with Lafe Strategic Services Limited, a related party to Christopher Ho, the former Chairman of the Board of Directors of the Company

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

Consulting Services Provided to Emerson by one of its Directors

Until such agreement was cancelled by the Company effective November 7, 2013, Mr. Eduard Will, a former director of Emerson, was paid consulting fees by the Company for work performed by Mr. Will related to strategy for a lawsuit that the Company was defending against which it settled in December 2013, and merger and acquisition research. Mr. Will was not re-elected to serve as a director of the Company at the Company’s 2013 Annual Meeting of Stockholders held on November 7, 2013. Accordingly, Mr. Will is no longer a director of the Company or a related party to the Company after November 7, 2013.

During the three months ended June 30, 2013, Emerson paid consulting fees of approximately $29,000 to Mr. Will for such work performed by Mr. Will.

At June 30, 2013, the Company owed Mr. Will nil related to these activities.

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

In February 2011, upon the request of S&T to the Company, the Company and S&T agreed that the collateral pledged as a part of the Agreement would no longer be required and such collateral was returned by the Company to S&T in March 2011 and the Agreement was amended and restated to remove the collateral requirement but retain the indemnification provisions. The Agreement, as amended (the “Amended Agreement”), remains in effect as of today. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes, which, together with penalties and interest, are currently estimated by the Company to be approximately $4.7 million as of June 30, 2014. Any such liability, should it be required to be recognized by the Company, would likely have a material adverse effect on the Company’s results of operations in the period recognized. S&T is a subsidiary of Grande, which is currently in liquidation (as described above under “Controlling Shareholder”). Therefore, the ability of the Company to enforce its rights to indemnification under the Amended Agreement and to collect from S&T any additional taxes, interest and penalties due may be severely impaired.

Other

During the three months ended June 30, 2013, Emerson invoiced Vigers Appraisal & Consulting Ltd. (“Vigers”), a related party of Christopher Ho, approximately $1,000 for usage of telephone and data lines maintained by Emerson. Vigers owed Emerson nil at June 30, 2013 related to this activity.

Until such shared usage stopped, effective on January 1, 2014, the Company formerly charged Vigers Appraisal & Consulting Ltd. (“Vigers”), a related party of Christopher Ho, the former Chairman of the Board of Directors of the Company, for usage of telephone and data lines maintained by Emerson. Mr. Ho did not stand for re-election to serve as a director of the Company at the Company’s 2013 Annual Meeting of Stockholders held on November 7, 2013. Accordingly, Mr. Ho is no longer a director of the Company or a related party to the Company after November 7, 2013, and, consequently, such service charges from the Company to Vigers are not considered Related Party Transactions after November 7, 2013.

NOTE 7 — BORROWINGS

Short-term Borrowings

Letters of Credit – The Company uses Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At June 30, 2014, the Company had $73,000 in outstanding letters of credit. A like amount of cash is posted by the Company as collateral against such outstanding letters of credit and is classified as Restricted Cash on the balance sheet.

Long-term Borrowings

At June 30, 2014 and March 31, 2014, the Company had no borrowings.

NOTE 8 — LEGAL PROCEEDINGS

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

NOTE 9 — SHORT TERM INVESTMENTS

At June 30, 2014 and March 31, 2014, the Company held short-term investments totaling nil and $32.2 million, respectively. At March 31, 2014, these investments were comprised of bank certificates of deposit which matured during the current fiscal quarter and were not reinvested.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through the Company’s use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the impact, if any, on the Company’s business, financial condition and results of operation arising from the appointment of the Provisional Liquidators over Grande;

•	the decline in, and any further deterioration of, consumer spending for retail products, such as the Company’s products;

•	the Company’s inability to resist price increases from its suppliers or pass through such increases to its customers;

•	the loss of any of the Company’s key customers or reduction in the purchase of the Company’s products by any such customers;

•	conflicts of interest that exist based on the Company’s relationship with Grande;

•	the Company’s inability to improve and maintain effective internal controls or the failure by its personnel to comply with such internal controls;

•	the Company’s inability to maintain its relationships with its licensees and distributors, renew existing licenses, or the failure to obtain new licensees or distribution relationships on favorable terms;

•	cash generated by operating activities represents the Company’s principal source of funding and therefore the Company depends on its ability to successfully manage its operating cash flows to fund its operations;

•	the Company’s inability to anticipate market trends, enhance existing products or achieve market acceptance of new products;

•	the Company’s dependence on a limited number of suppliers for its components and raw materials;

•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;

•	changes in consumer spending and economic conditions;

•	the failure of third party sales representatives to adequately promote, market and sell the Company’s products;

•	the Company’s inability to protect its intellectual property;

•	the effects of competition;

•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;

•	changes in accounting policies, rules and practices;

•	limited access to financing or increased cost of financing;

•	the effects of the continuing appreciation of the renminbi and increases in costs of production in China and;

•	the other factors listed under “Risk Factors” in the Company’s Form 10-K, as amended, for the fiscal year ended March 31, 2014 and other filings with the Securities and Exchange Commission (the “SEC”).

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

Results of Operations

The following table summarizes certain financial information for the three month periods ended June 30, 2014 (first quarter of fiscal 2015) and June 30, 2013 (first quarter of fiscal 2014) (in thousands):

	Three months ended June 30
	2014	2013
Net product sales	$24,842	$23,481
Licensing revenue	1,101	1,171

Net revenues	25,943	24,652
Cost of sales	22,409	20,984
Other operating costs and expenses	317	151
Selling, general and administrative expenses	2,426	2,188

Operating income	791	1,329
Interest income, net	65	222

Income before income taxes	856	1,551
Provision for income taxes	205	182

Net income	$651	$1,369

Net product sales — Net product sales for the first quarter of fiscal 2015 were $24.8 million as compared to $23.5 million for fiscal 2014, an increase of $1.3 million, or 5.8%. The Company’s sales during the first quarters of fiscal 2015 and 2014 were highly concentrated among the Company’s two largest customers, where gross product sales comprised approximately 89.4% and 88.4%, respectively, of the Company’s total gross product sales. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by $0.1 million for both the first quarters of fiscal 2015 and fiscal 2014.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall increase in net product sales were as follows:

i) Houseware product net sales increased $1.9 million, or 8.5%, to $24.2 million in the first quarter of fiscal 2015 as compared to $22.3 million in the first quarter of fiscal 2014, on increased net sales of microwave ovens partially offset by decreases in compact refrigerators and wine coolers.

ii) Audio product net sales were $0.7 million in the first quarter of fiscal 2015 as compared to $1.2 million in the first quarter of fiscal 2014, a decrease of $0.5 million, or 44.0%, resulting from decreased net sales of the Company’s clock radio and portable audio product offerings.

Licensing revenue — Licensing revenue in the first quarter of fiscal 2015 was $1.1 million as compared to $1.2 million in the first quarter of fiscal 2014, a decrease of $0.1 million, or 6.0%, due to lower year-over-year sales by the Company’s licensees of branded products under license from the Company during the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014.

The Company’s largest license agreement is with Funai Corporation, Inc. (“Funai”), which accounted for approximately 85% and 80% of the Company’s total licensing revenue for the first quarter of fiscal 2015 and fiscal 2014, respectively. The license agreement was amended in November 2013 to extend the term until March 31, 2018. The agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the Emerson® trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, the Company receives non-refundable minimum annual royalty payments of $3.75 million each calendar year and a license fee on sales of product subject to the agreement in excess of the minimum annual royalties. During both the first quarter of fiscal 2015 and 2014, licensing revenues of $0.9 million were earned under this agreement.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $25.9 million in the first quarter of fiscal 2015 as compared to $24.7 million in the first quarter of fiscal 2014, an increase of $1.2 million, or 5.2%.

Cost of sales — In absolute terms, cost of sales increased $1.4 million, or 6.8%, to $22.4 million in the first quarter of fiscal 2015 as compared to $21.0 million in the first quarter of fiscal 2014. Cost of sales, as a percentage of net product sales was 90.2% in the first quarter of fiscal 2015 as compared to 89.4% in the first quarter of fiscal 2014. The increase in absolute terms for the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014 was primarily related to the increased net product sales and higher year-over-year cost of sales as a percentage of sales.

The Company purchases the products it sells from a limited number of factory suppliers. For the first quarter of fiscal 2015 and fiscal 2014, 94% and 75%, respectively, of such purchases were from the Company’s largest two suppliers.

Other operating costs and expenses — Other operating costs and expenses as a percentage of net product sales were 1.3% in the first quarter of fiscal 2015 and 0.6% in the first quarter of fiscal 2014. In absolute terms, other operating costs and expenses increased $166,000, or 110.0%, to $317,000 in the first quarter of fiscal 2015 as compared to $151,000 in the first quarter of fiscal 2014 resulting primarily from higher returns processing costs.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 9.4% in the first quarter of fiscal 2015 as compared to 8.9% in the first quarter of fiscal 2014. S,G&A, in absolute terms, increased $0.2 million, or 10.9%, to $2.4 million in the first quarter of fiscal 2015 as compared to $2.2 million in the first quarter of fiscal 2014.

The first quarter of fiscal 2015 S,G&A included approximately $0.6 million in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors and approximately $0.1 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS, as mentioned elsewhere within this Quarterly Report on Form 10-Q.

The first quarter of fiscal 2014 S,G&A included approximately $0.3 million in legal fees related to a lawsuit that the Company was defending against which it settled in December 2013, and approximately $0.2 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS, as mentioned elsewhere within this Quarterly Report on Form 10-Q, partly offset by a $0.2 million gain on an insurance settlement.

Excluding the aforementioned items, first quarter fiscal 2015 S, G&A was $1.7 million and first quarter fiscal 2014 S,G&A was $1.9 million, a decrease of $0.2 million, or 10.5%, primarily due to $0.2 million in lower year-over-year personnel costs.

Interest income, net — Interest income, net, was $65,000 in the first quarter of fiscal 2015 as compared to $222,000 in the first quarter of fiscal 2014 resulting from a reduction in year-over-year investments in Certificates of Deposit.

Provision for income taxes — In both the first quarter of fiscal 2015 and the first quarter of fiscal 2014, the Company recorded income tax expense of $0.2 million.

Net income — As a result of the foregoing factors, the Company’s net income was $0.7 million in the first quarter of fiscal 2015 as compared to net income of $1.4 million in the first quarter of fiscal 2014, a decrease of $0.7 million, or 52.4%.

Liquidity and Capital Resources

General

As of June 30, 2014, the Company had cash and cash equivalents of approximately $47.9 million, as compared to approximately $16.0 million of June 30, 2013. Working capital decreased to $73.8 million at June 30, 2014 as compared to $74.0 million at June 30, 2013. The increase in cash and cash equivalents of approximately $31.9 million was primarily due to a decrease in short term investments of $45.3 million and a decrease in prepaid purchases of $3.0 million, partially offset by a decrease in accounts payable of $7.9 million, an increase in accounts receivable of $4.2 million, an increase in inventory of $2.9 million and a decrease in income taxes payable of $1.3 million during the twelve months ended June 30, 2014.

Cash flow used by operating activities was $10.6 million for the three months ended June 30, 2014, resulting primarily from increases in accounts receivable and inventory, partially offset by a decrease in royalty and other receivables, an increase in accounts payable and other current liabilities, a decrease in prepaid purchases and the net income generated by the company, during the period.

Net cash provided by investing activities was $32.1 million for the three months ended June 30, 2014, which was primarily due to a decrease in short term investments.

Net cash used by financing activities was nil for the three months ended June 30, 2014.

Other Events and Circumstances Pertaining to Liquidity

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

With respect to NOPA 1, the Company is disputing the proposed adjustment with the IRS. In the event that the Company is not successful in its dispute, the Company estimates that it could be liable for a maximum in taxes, penalties and interest of approximately $14.9 million pertaining to NOPA 1, in the aggregate, for its Fiscal 2010 through Fiscal 2014 years. However, because the Company’s current assessment is that its appeal of NOPA 1 is more likely than not to be successful, the Company has not recorded any liability to its June 30, 2014 or March 31, 2014 balance sheets related to NOPA 1.

With respect to NOPA 2, the Company agrees in principle with the IRS’ position that the service fee paid to the Macao CFC by the Company would be treated as FBCSI and taxable to the Company but the Company does not agree with the adjustment to the Company’s taxable income as calculated by the IRS. However, the Company has estimated as approximately $1.3 million the amount of taxes, penalties and interest for which it would be liable for, in the aggregate, for its Fiscal 2010 through Fiscal 2014 years and its quarter ending June 30, 2014 using the adjustments to taxable income as proposed by the IRS, and has recorded such amount to its financial statements beginning in Fiscal 2013.

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

In February 2011, upon the request of S&T to the Company, the Company and S&T agreed that the collateral pledged as a part of the Agreement would no longer be required and such collateral was returned by the Company to S&T in March 2011 and the Agreement was amended and restated to remove the collateral requirement but retain the indemnification provisions. The Agreement, as amended (the “Amended Agreement”), remains in effect as of today. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes, which, together with penalties and interest, are currently estimated by the Company to be approximately $4.7 million as of June 30, 2014. Any such liability, should it be required to be recognized by the Company, would likely have a material adverse effect on the Company’s results of operations in the period recognized. S&T is a subsidiary of Grande, which is currently in liquidation (as described above under “Controlling Shareholder”). Therefore, the ability of the Company to enforce its rights to indemnification under the Amended Agreement and to collect from S&T any additional taxes, interest and penalties due may be severely impaired.

Credit Arrangements

Letters of Credit – The Company uses Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At June 30, 2014, the Company had $73,000 in outstanding letters of credit.

Short-term Liquidity

In the first quarter of fiscal 2015, products representing approximately 67% of net sales were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.

The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Recently Issued Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board during the three months ended June 30, 2014 or during the interim period between June 30, 2014 and August 14, 2014 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

Accounting Standards Update 2014-12, Compensation—Stock Compensation (Topic 718) Derivatives and Hedging (Topic 815): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Issued June 2014)

The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company believes that ASU 2014-12 will have no impact on the Company.

Inflation, Foreign Currency, and Interest Rates

The Company’s exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders. The Company purchases virtually all of its products from manufacturers located in China.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

(a) Disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons; by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

The Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2014, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no material changes in any risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 25, 2014.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Duncan Hon
Date: August 14, 2014	Duncan Hon
Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew L. Davis
Date: August 14, 2014	Andrew L. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)