Form 10-Q
period 2014-09-30
EMERSON RADIO CORP
filed 2014-11-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of common stock as of November 14, 2014: 27,129,832.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except earnings per share data)

	Three Months Ended September 30		Six Months Ended September 30
	2014	2013	2014	2013
Net Revenues:
Net product sales	$12,862	$17,258	$37,704	$40,739
Licensing revenue	1,385	1,080	2,486	2,251

Net revenues	14,247	18,338	40,190	42,990
Costs and expenses:
Cost of sales	11,785	15,635	34,194	36,619
Other operating costs and expenses	127	171	444	322
Selling, general and administrative expenses	2,305	2,325	4,731	4,513

	14,217	18,131	39,369	41,454
Operating income	30	207	821	1,536
Other income:
Interest income, net	44	121	109	343

Income before income taxes	74	328	930	1,879
Provision (benefit) for income taxes	27	(60)	232	122

Net income	$47	$388	$698	$1,757

Net income per share:
Basic	$.00	$.01	$.03	$.06
Diluted	$.00	$.01	$.03	$.06
Weighted average shares outstanding:
Basic	27,130	27,130	27,130	27,130
Diluted	27,130	27,130	27,130	27,130

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net income	$47	$388	$698	$1,757
Other comprehensive income, net of tax	—	—	—	—

Comprehensive income	$47	$388	$698	$1,757

The accompanying notes are an integral part of the interim consolidated financial statements

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	September 30, 2014	March 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$26,757	$26,328
Restricted cash	500	—
Short term investments	15,000	32,194
Trade accounts receivable, net	6,130	4,354
Royalties and other receivables	951	3,865
Inventory	5,679	5,438
Prepaid purchases	1,660	2,047
Prepaid expenses and other current assets	1,557	1,604
Deferred tax assets	929	1,394

Total Current Assets	59,163	77,224
Property, plant and equipment, net	112	142
Deferred tax assets	2,058	1,753
Other assets	87	130

Total Non-current Assets	2,257	2,025

Total Assets	$61,420	$79,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	3,915	3,951
Due to affiliates	500	—

Total Current Liabilities	4,415	3,951

Total Liabilities	4,415	3,951
Shareholders’ equity:
Preferred shares -$.01 par value, 10,000,000 shares authorized at September 30, 2014 and March 31, 2014, respectively; 3,677 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively; liquidation preference of $3,677,000 at September 30, 2014 and March 31, 2014, respectively	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized, 52,965,797 shares issued at September 30, 2014 and March 31, 2014, respectively; 27,129,832 shares outstanding at September 30, 2014 and March 31, 2014, respectively	529	529
Additional paid-in capital	79,794	98,785
Accumulated deficit	(2,404)	(3,102)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total Shareholders’ Equity	57,005	75,298

Total Liabilities and Shareholders’ Equity	$61,420	$79,249

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended September 30
	2014	2013
Cash Flows from Operating Activities:
Net income	$698	$1,757
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	30	52
Changes in assets and liabilities:
Accounts receivable	(2,201)	2,989
Royalties and other receivables	2,914	738
Due from affiliates	500	1
Inventories	(241)	(3,845)
Prepaid purchases	387	(1,002)
Prepaid expenses and other current assets	47	42
Deferred tax assets and liabilities	160	120
Other assets	43	61
Accounts payable and other current liabilities	(36)	671
Asset allowances, reserves and other	425	(357)
Interest and income taxes payable	—	(570)

Net cash provided by operating activities	2,726	657

Cash Flows from Investing Activities:
Short term investment	17,194	30,080
Restricted cash	(500)	(3)
Additions to property and equipment	—	(23)

Net cash provided by investing activities	16,694	30,054

Cash Flows from Financing Activities:
Dividend paid	(18,991)	—
Net decrease in long-term capital lease obligations	—	(15)

Net cash used by financing activities	(18,991)	(15)

Net increase in cash and cash equivalents	429	30,696
Cash and cash equivalents at beginning of period	26,328	21,412

Cash and cash equivalents at end of period	$26,757	$52,108

Cash paid during the period for:
Interest	$—	$6
Income taxes	$55	$573

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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2014 and the results of operations for the three and six month periods ended September 30, 2014 and September 30, 2013. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2014 (“fiscal 2014”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2014.

The results of operations for the three and six month periods ended September 30, 2014 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ended March 31, 2015 (“fiscal 2015”).

Whenever necessary, reclassifications are made to conform the prior year’s financial statements to the current year’s presentation.

Unless otherwise disclosed in the notes to these financial statements, the estimated fair value of the financial assets and liabilities approximates the carrying value.

Subsequent events have been evaluated through November 14, 2014.

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

NOTE 2 — NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$47	$388	$698	$1,757

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130	27,130	27,130
Effect of dilutive securities on denominator: Options (computed using the treasury stock method)	—	—	—	—

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,130	27,130	27,130

Basic and diluted earnings per share	$.00	$.01	$.03	$.21

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at September 30, 2014 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At September 30, 2014, the Company had no options, warrants or other potentially dilutive securities outstanding.

September 30, 2014 Extraordinary Cash Dividend

On August 21, 2014, the Special Committee of the Board of Directors of Emerson Radio Corp. (the “Company”) declared an extraordinary cash dividend of $0.70 per common share payable on September 30, 2014 to shareholders of record of the Company at the close of trading on September 12, 2014 and as a result, the Company paid out a net amount to stockholders of approximately $18.5 million on September 30, 2014.

NOTE 4 — INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of September 30, 2014 and March 31, 2014, inventories consisted of the following (in thousands):

	September 30, 2014	March 31, 2014
Finished goods	$5,679	$5,438

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

With respect to NOPA 1, the Company is disputing the proposed adjustment with the IRS. In the event that the Company is not successful in its dispute, the Company estimates that it could be liable for a maximum in taxes, penalties and interest of approximately $14.9 million pertaining to NOPA 1, in the aggregate, for its Fiscal 2010 through Fiscal 2014 years. However, because the Company’s current assessment is that its appeal of NOPA 1 is more likely than not to be successful, the Company has not recorded any liability to its September 30, 2014 or March 31, 2014 balance sheets related to NOPA 1.

With respect to NOPA 2, the Company agrees in principle with the IRS’ position that the service fee paid to the Macao CFC by the Company would be treated as FBCSI and taxable to the Company but the Company does not agree with the adjustment to the Company’s taxable income as calculated by the IRS. However, the Company has estimated as approximately $1.3 million the amount of taxes, penalties and interest for which it would be liable for, in the aggregate, for its Fiscal 2010 through Fiscal 2014 years and its six months ending September 30, 2014 using the adjustments to taxable income as proposed by the IRS, and has recorded such amount to its financial statements beginning in Fiscal 2013.

Other

At September 30, 2014, the Company had approximately $3.3 million of U.S. federal net operating loss carry forwards and some U.S. state net operating loss carry forwards included in net deferred tax assets that are available to offset future taxable income and can be carried forward for 20 years. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized through tax planning strategies available in future periods and through future profitable operating results. The amount of the deferred tax asset considered realizable could be reduced or eliminated if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carry forward period are reduced. If management determines that the Company would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

The Company’s effective tax rate differs from the federal statutory rate primarily due to expenses that are not deductible for federal income tax purposes, income and losses incurred in foreign jurisdictions and taxed at locally applicable tax rates, and state income taxes.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of September 30, 2014:

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

On May 31, 2011, upon application of a major creditor, the High Court of Hong Kong appointed Fok Hei Yu (who is also known by the anglicized name Vincent Fok), formerly a director and the Chairman of the Board of the Company, and Roderick John Sutton, both of FTI Consulting (Hong Kong) Limited (“FTI”), as Joint and Several Provisional Liquidators over Grande. Accordingly, since May 31, 2011, Mr. Fok and Mr. Sutton have had the ability to exercise control over Grande or the power to direct the voting and disposition of the 15,243,283 shares beneficially owned by Grande. At the Company’s 2014 Annual Meeting of Stockholders held on October 8, 2014, Mr. John Batchelor, also of FTI, and a director of S&T and Grande N.A.K.S. Ltd., was elected a director of the Company and its Chairman of the Board. In addition, on March 20, 2013, the Provisional Liquidators provided to Emerson a written statement that they are obligated to liquidate the 15,243,283 shares in the Company beneficially owned by Grande. However, in February 2014, the Provisional Liquidators for and on behalf of Grande issued a public announcement that Grande, among other things, had been in discussions with different investors to pursue a restructuring plan and the resumption of trading of Grande’s shares on the Hong Kong Stock Exchange (“HKSE”). In addition, in May 2014, the Provisional Liquidators for and on behalf of Grande issued a public announcement (the “Grande Public Announcement”), disclosing that on May 2, 2014, Grande, the Provisional Liquidators and a creditor of Grande entered into an agreement to implement a restructuring proposal (the “Grande Restructuring Proposal”) submitted by a creditor of Grande. Based on information contained within the Grande Public Announcement, if this Grande Restructuring Proposal is implemented, Mr. Christopher Ho, who served as the Company’s Chairman of the Board until November 2013 and is currently a director of Grande, and his associates would continue to have a majority interest in Grande. As disclosed in the Schedule 13D/A filed by the Reporting Persons on May 22, 2014, the Grande Restructuring Proposal includes a plan to re-list Grande on the HKSE and provides that many assets of Grande, including its shares of Emerson, would remain part of Grande. According to the Grande Public Announcement, the Grande Restructuring Plan will require approvals, consents and sanctions of the HKSE, courts in Hong Kong and Bermuda, and the creditors and shareholders of Grande. In addition, on June 11, 2014, Grande announced that it had received a summons issued by a creditor of Grande seeking the removal of the Provisional Liquidators.

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

Related Party Transactions

Rented Office Space in Hong Kong

Transactions with Brighton Marketing Limited, a subsidiary of Grande

Until May 2013, at which time these charges ceased, the Company was billed for service charges from Brighton Marketing Limited, a subsidiary of Grande, in connection with the Company’s rented office space in Hong Kong. These charges totaled approximately $1,000 for the six month period ended September 30, 2013. Emerson owed Brighton Marketing Limited nil at September 30, 2013 and March 31, 2014 pertaining to these charges.

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

These charges totaled approximately $4,000 for the three month period ended September 30, 2013 and approximately $8,000 for the six months ended September 30, 2013. The Company owed nil to The Grande Properties Management Limited related to these charges at September 30, 2013.

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

Consulting Services Provided to Emerson by one of its Directors

Until such agreement was cancelled by the Company effective November 7, 2013, Mr. Eduard Will, a former director of Emerson, was paid consulting fees by the Company for work performed by Mr. Will related to a lawsuit that the Company settled in December 2013, and merger and acquisition research. Mr. Will was not re-elected to serve as a director of the Company at the Company’s 2013 Annual Meeting of Stockholders held on November 7, 2013. Accordingly, Mr. Will is no longer a director of the Company or a related party to the Company after November 7, 2013.

During the three months ended September 30, 2013, Emerson paid consulting fees of approximately $29,000 to Mr. Will for such work performed by Mr. Will. During the six months ended September 30, 2013, Emerson paid consulting fees of approximately $58,000 to Mr. Will for such work performed by Mr. Will

At September 30, 2013, the Company owed Mr. Will nil related to these activities.

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

In September 2014, the Company and S&T agreed that the Company would withhold $0.5 million in cash, to be pledged as collateral against the Amended Agreement, from the dividend paid to S&T on September 30, 2014 along with such dividend paid on that date to all common stockholders. The Company did make the withholding as described and thus holds, as of September 30, 2014, $0.5 million in cash collateral from S&T against the Amended Agreement. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes, which, together with penalties and interest, are currently estimated by the Company to be approximately $4.7 million as of September 30, 2014, $0.5 million of which is collateralized in cash held by the Company as of September 30, 2014 as described above. Any such liability, should it be required to be recognized by the Company, would likely have a material adverse effect on the Company’s results of operations in the period recognized. S&T is a subsidiary of Grande, which is currently in liquidation (as described above under “Controlling Shareholder”). Therefore, the ability of the Company to enforce its rights to indemnification under the Amended Agreement and to collect from S&T any additional taxes, interest and penalties due may be severely impaired.

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

During the three and six months ended September 30, 2013, Emerson invoiced Vigers approximately $1,000 and $2,000 under this arrangement. Vigers owed Emerson nil at September 30, 2013 related to this activity.

NOTE 7 — BORROWINGS

Short-term Borrowings

Letters of Credit — The Company uses Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At September 30, 2014, the Company had no outstanding letters of credit. In the event that the Company does have outstanding letters of credit with Hang Seng Bank, a like amount of cash is posted by the Company as collateral against such outstanding letters of credit, and is classified by the Company as Restricted Cash on the balance sheet.

Long-term Borrowings

At September 30, 2014 and March 31, 2014, the Company had no borrowings.

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

NOTE 9 — SHORT TERM INVESTMENTS

At September 30, 2014 and March 31, 2014, the Company held short term investments totaling $15.0 million and $32.2 million, respectively. The investments as of September 30, 2014 of $15.0 million are invested in certificates of deposit with durations in excess of three months, all of which mature on October 31, 2014.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through the Company’s use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the impact, if any, on the Company’s business, financial condition and results of operation arising from the appointment of the Provisional Liquidators over Grande and the restructuring process for Grande;

•	the decline in, and any further deterioration of, consumer spending for retail products, such as the Company’s products;

•	the Company’s inability to resist price increases from its suppliers or pass through such increases to its customers;

•	the loss of any of the Company’s key customers or reduction in the purchase of the Company’s products by any such customers;

•	conflicts of interest that exist based on the Company’s relationship with Grande;

•	the Company’s inability to maintain effective internal controls or the failure by its personnel to comply with such internal controls;

•	the Company’s inability to maintain its relationships with its licensees and distributors, renew existing licenses, or the failure to obtain new licensees or distribution relationships on favorable terms;

•	cash generated by operating activities represents the Company’s principal source of funding and therefore the Company depends on its ability to successfully manage its operating cash flows to fund its operations;

•	the Company’s inability to anticipate market trends, enhance existing products or achieve market acceptance of new products;

•	the Company’s dependence on a limited number of suppliers for its components and raw materials;

•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;

•	changes in consumer spending and economic conditions;

•	the failure of third party sales representatives to adequately promote, market and sell the Company’s products;

•	the Company’s inability to protect its intellectual property;

•	the effects of competition;

•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;

•	changes in accounting policies, rules and practices;

•	limited access to financing or increased cost of financing;

•	the effects of the continuing appreciation of the renminbi and increases in costs of production in China and;

•	the other factors listed under “Risk Factors” in the Company’s Form 10-K, as amended, for the fiscal year ended March 31, 2014 and other filings with the Securities and Exchange Commission (the “SEC”).

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

Results of Operations

The following table summarizes certain financial information for the three and six month periods ended September 30, 2014 (fiscal 2015) and September 30, 2013 (fiscal 2014) (in thousands):

	Three months ended September 30		Six months ended September 30
	2014	2013	2014	2013
Net product sales	$12,862	$17,258	$37,704	$40,739
Licensing revenue	1,385	1,080	2,486	2,251

Net revenues	14,247	18,338	40,190	42,990
Cost of sales	11,785	15,635	34,194	36,619
Other operating costs and expenses	127	171	444	322
Selling, general and administrative expenses	2,305	2,325	4,731	4,513

Operating income	30	207	821	1,536
Interest income, net	44	121	109	343

Income before income taxes	74	328	930	1,879
Provision (benefit) for income taxes	27	(60)	232	122

Net (loss) income	$47	$388	$698	$1,757

Net product sales — Net product sales for the second quarter of fiscal 2015 were $12.9 million as compared to $17.3 million for the second quarter of fiscal 2014, a decrease of $4.4 million or 25.5%. For the six month period of fiscal 2015, net product sales were $37.7 million as compared to $40.7 million for the six month period of fiscal 2014, a decrease of $3.0 million or 7.5%. The Company’s sales during the six month periods of fiscal 2015 and fiscal 2014 were highly concentrated among the Company’s two largest customers, as to which gross product sales comprised approximately 88.5% and 89.7%, respectively, of the Company’s total gross product sales. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $0.1 million and $0.1 million for the second quarters of fiscal 2015 and fiscal 2014, respectively, and approximately $0.1 million and $0.2 million for the six month periods of fiscal 2015 and fiscal 2014, respectively.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)	Houseware product net sales decreased $4.8 million, or 28.6%, to $11.9 million in the second quarter of fiscal 2015 as compared to $16.7 million in the second quarter of fiscal 2014, principally driven by a decrease in sales of microwave ovens, wine coolers and compact refrigerators. For the six month period of fiscal 2015, houseware products net sales were $36.1 million, a decrease of $2.9 million or 7.4%, from $39.0 million for the six month period of fiscal 2014, principally driven by a decrease in sales of compact refrigerators and wine coolers, partially offset by an increase in sales of microwave ovens.

ii)	Audio product net sales were $1.0 million in the second quarter of fiscal 2015 as compared to $0.6 million in the second quarter of fiscal 2014, an increase of $0.4 million, or 64.7%, resulting from increased sales of the Company’s portable audio and clock radio product offerings. For the six month period of fiscal 2015, audio product net sales were $1.6 million, a decrease of $0.2 million, or 8.2%, from $1.8 million in the six month period of fiscal 2014, resulting from decreased net sales of the Company’s portable audio and clock radio product offerings.

Licensing revenue — Licensing revenue in the second quarter of fiscal 2015 was $1.4 million compared to $1.1 million in the second quarter of fiscal 2014, an increase of $0.3 million or 28.2%. Licensing revenue for the six month period of fiscal 2015 was $2.5 million as compared to $2.3 million for the six month period of fiscal 2014, an increase of $0.2 million or 10.4%. The increase for both the second quarter and six month periods of fiscal 2015 was due to higher sales by the Company’s licensees of Emerson® branded products.

The Company’s largest license agreement is with Funai Corporation, Inc. (“Funai”), which accounted for approximately 68% and 75% of the Company’s total licensing revenue for the second quarter and six month period of fiscal 2015, respectively, and approximately 87% and 83% of the Company’s total licensing revenue for the second quarter and six month period of fiscal 2014. The license agreement was amended in November 2013 to extend the term until March 31, 2018. The agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the Emerson® trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, the Company receives non-refundable minimum annual royalty payments of $3.75 million each calendar year and a license fee on sales of product subject to the agreement in excess of the minimum annual royalties. During the second quarter of fiscal 2015 and fiscal 2014, licensing revenues of approximately $0.9 million and approximately $1.4 million, respectively, were earned under this agreement. During the six month period of fiscal 2015 and fiscal 2014, licensing revenues of approximately $1.9 million and approximately $2.3 million, respectively, were earned under this agreement.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $14.2 million in the second quarter of fiscal 2015 as compared to $18.3 million in the second quarter of fiscal 2014, a decrease of $4.1 million, or 22.3%, and $40.2 million in the six month period of fiscal 2015 as compared to $43.0 million in the six month period of fiscal 2014, a decrease of $2.8 million, or 6.5%.

Cost of Sales — In absolute terms, cost of sales decreased $3.8 million, or 24.6%, to $11.8 million in the second quarter of fiscal 2015 as compared to $15.6 million in the second quarter of fiscal 2014. Cost of sales, as a percentage of net product sales was 91.6% in the second quarter of fiscal 2015 as compared to 90.6% in the second quarter of fiscal 2014. The decrease in absolute terms for the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014 was primarily related to the reduced net product sales and a $0.6 million reversal of reserves no longer required, partly offset by slightly higher year-over-year gross cost of sales as a percentage of gross sales.

In absolute terms, cost of sales decreased $2.4 million, or 6.6%, to $34.2 million in the six month period of fiscal 2015 as compared to $36.6 million in the six month period of fiscal 2014. Cost of sales, as a percentage of net product sales was 90.7% in the six month period of fiscal 2015 as compared to 89.9% in the six month period of fiscal 2014. The decrease in absolute terms for the six month period of fiscal 2015 as compared to the six month period of fiscal 2014 was primarily related to the reduced net product sales and a $0.6 million reversal of reserves no longer required, partly offset by higher year-over-year gross cost of sales as a percentage of gross sales.

The Company purchases the products it sells from a limited number of factory suppliers. For the second quarter of fiscal 2015 and fiscal 2014, the Company purchased 77% and 78%, respectively, from its two largest suppliers. For the six month period of fiscal 2015 and fiscal 2014, the Company purchased 90% and 76%, respectively, from its two largest suppliers.

Other Operating Costs and Expenses — Other operating costs and expenses as a percentage of net product sales were 1.0% for both the second quarter of fiscal 2015 and fiscal 2014. In absolute terms, other operating costs and expenses decreased $0.1 million, or 25.7%, to $0.1 million for the second quarter of fiscal 2015 as compared to $0.2 million in the second quarter of fiscal 2014 as a result of lower warranty and returns processing costs. For the six month period of fiscal 2015, other operating costs were 1.2% of net revenues as compared to 0.8% of net revenues for the six month period of fiscal 2014. In absolute terms, other operating costs and expenses increased $0.1 million, or 37.9%, to $0.4 million for the six month period of fiscal 2015 as compared to $0.3 million for the six month period of fiscal 2014 resulting from higher returns processing costs.

Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 16.2% in the second quarter of fiscal 2015 as compared to 12.7% in the second quarter of fiscal 2014. S,G&A, in absolute terms, was $2.3 million for both the second quarter of fiscal 2015 and fiscal 2014. For the six month period of fiscal 2015, S,G&A was 11.8% of net revenues as compared to 10.5% for the six month period of fiscal 2014. In absolute terms, S,G&A increased $0.2 million, or 4.8%, to $4.7 million for the six month period of fiscal 2015 as compared to $4.5 million in the six month period of fiscal 2014.

Analysis of S,G&A

The second quarter of fiscal 2015 S,G&A included approximately $0.6 million in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors and approximately $0.1 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS, as mentioned elsewhere within this Quarterly Report on Form 10-Q.

The second quarter of fiscal 2014 S,G&A included approximately $0.4 million in legal fees related to a lawsuit that the Company was defending against which it settled in December 2013.

Excluding the aforementioned items, second quarter fiscal 2015 S, G&A was $1.6 million and second quarter fiscal 2014 S,G&A was $1.9 million, a decrease of $0.3 million, or 15.8%, primarily due to lower year-over-year personnel costs and legal fees.

The six month period of fiscal 2015 S,G&A included approximately $1.2 million in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors and approximately $0.1 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS, as mentioned elsewhere within this Quarterly Report on Form 10-Q.

The six month period of fiscal 2014 S,G&A included approximately $0.7 million in legal fees related to a lawsuit that the Company was defending against which it settled in December 2013, and approximately $0.2 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS, as mentioned elsewhere within this Quarterly Report on Form 10-Q, partly offset by a $0.2 million gain on an insurance settlement.

Excluding the aforementioned items, the six month period of fiscal 2015 S, G&A was $3.4 million and the six month period of fiscal 2014 S,G&A was $3.6 million, a decrease of $0.2 million, or 5.6%, primarily due to lower year-over-year personnel costs.

Interest income (expense), net — Interest income, net, was $44,000 in the second quarter of fiscal 2015 as compared to $121,000 in the second quarter of fiscal 2014, a decrease of $77,000. Interest income, net, was $109,000 in the six month period of fiscal 2015 as compared to $343,000 in the six month period of fiscal 2014, a decrease of $234,000. The decrease in interest income for both periods was due to a reduction of investments in Certificates of Deposit.

Provision (benefit) for Income Taxes — In the second quarter and six month period of fiscal 2015, the Company recorded income tax expense of $27,000 and $232,000, respectively, as compared to an income tax benefit of $60,000 and income tax expense of $0.1 million, respectively, in the second quarter and six month period of fiscal 2014.

Net income — As a result of the foregoing factors, the Company realized net income of $0.1 million in the second quarter of fiscal 2015 as compared to $0.4 million in the second quarter of fiscal 2014, a decrease of $0.3 million, or 87.9%. For the six month period of fiscal 2015, the Company realized net income of $0.7 million as compared to $1.8 million in the six month period of fiscal 2014, a decrease of $1.1 million, or 60.3%.

Liquidity and Capital Resources

General

As of September 30, 2014, the Company had cash and cash equivalents of approximately $26.8 million, as compared to approximately $52.1 million at September 30, 2013, and as of September 30, 2014, the Company had $0.5 million in restricted cash. The restricted cash is the $0.5 million cash withheld from S&T from the dividend paid to S&T on September 30, 2014 along with such dividend paid on that date to all common stockholders, and which is pledged to the Company by S&T as collateral against the Amended Agreement between the Company and S&T as referred to in Note 6 “Related Party Transactions” above. Working capital decreased to $54.7 million at September 30, 2014 as compared to $74.4 million at September 30, 2013. The decrease in cash and cash equivalents of approximately $25.3 million was primarily due to the net payment to stockholders of $18.5 million for the $0.70 per common share extraordinary dividend paid out on September 30, 2014, a decrease in accounts payable, an increase in accounts receivable, an increase in royalties and other receivables, a decrease in income taxes payable, an increase in prepaid expenses, an increase in deferred tax assets and an increase in restricted cash partly offset by a decrease in inventory and an increase in due to affiliates.

Cash flow provided by operating activities was $2.7 million for the six months ended September 30, 2014, resulting primarily from a decrease in royalties and other receivables, the net income generated during the period, an increase in due to affiliates and a decrease in prepaid purchases partially offset by an increase in accounts receivable and inventory.

Net cash provided by investing activities was $16.7 million for the six months ended September 30, 2014, primarily due to redemptions of short term investments in certificates of deposit partially offset by an increase in restricted cash.

Net cash used by financing activities was $19.0 million for the six months ended September 30, 2014, resulting from the net payment to stockholders of $18.5 million for the $0.70 per common share extraordinary dividend paid out on September 30, 2014.

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

With respect to NOPA 1, the Company is disputing the proposed adjustment with the IRS. In the event that the Company is not successful in its dispute, the Company estimates that it could be liable for a maximum in taxes, penalties and interest of approximately $14.9 million pertaining to NOPA 1, in the aggregate, for its Fiscal 2010 through Fiscal 2014 years. However, because the Company’s current assessment is that its appeal of NOPA 1 is more likely than not to be successful, the Company has not recorded any liability to its September 30, 2014 or March 31, 2014 balance sheets related to NOPA 1.

With respect to NOPA 2, the Company agrees in principle with the IRS’ position that the service fee paid to the Macao CFC by the Company would be treated as FBCSI and taxable to the Company but the Company does not agree with the adjustment to the Company’s taxable income as calculated by the IRS. However, the Company has estimated as approximately $1.3 million the amount of taxes, penalties and interest for which it would be liable for, in the aggregate, for its Fiscal 2010 through Fiscal 2014 years and its six months ending September 30, 2014 using the adjustments to taxable income as proposed by the IRS, and has recorded such amount to its financial statements beginning in Fiscal 2013.

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

In September 2014, the Company and S&T agreed that the Company would withhold $0.5 million in cash, to be pledged as collateral against the Amended Agreement, from the dividend paid to S&T on September 30, 2014 along with such dividend paid on that date to all common stockholders. The Company did make the withholding as described and thus holds, as of September 30, 2014, $0.5 million in cash collateral from S&T against the Amended Agreement. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes, which, together with penalties and interest, are currently estimated by the Company to be approximately $4.7 million as of September 30, 2014, $0.5 million of which is collateralized in cash held by the Company as of September 30, 2014 as described above. Any such liability, should it be required to be recognized by the Company, would likely have a material adverse effect on the Company’s results of operations in the period recognized. S&T is a subsidiary of Grande, which is currently in liquidation (as described above under “Controlling Shareholder”). Therefore, the ability of the Company to enforce its rights to indemnification under the Amended Agreement and to collect from S&T any additional taxes, interest and penalties due may be severely impaired.

Credit Arrangements

Letters of Credit — The Company utilizes Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At September 30, 2014, the Company had no outstanding letters of credit. In the event that the Company does have outstanding letters of credit with Hang Seng Bank, a like amount of cash is posted by the Company as collateral against such outstanding letters of credit, and is classified by the Company as Restricted Cash on the balance sheet.

Short-term Liquidity

For the three and six months ended September 30, 2014, products representing approximately 40% and 58%, respectively, of net sales were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.

The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Recently Issued Accounting Pronouncements

There were no Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board during the three months ended September 30, 2014 or during the interim period between September 30, 2014 and November 14, 2014 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

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

The Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2014, are effective to reasonably ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EMERSON RADIO CORP. (Registrant)

/s/ Duncan Hon
Date: November 14, 2014	Duncan Hon
Chief Executive Officer (Principal Executive Officer)

/s/ Andrew L. Davis
Date: November 14, 2014	Andrew L. Davis
Chief Financial Officer (Principal Financial and Accounting Officer)