Form 10-Q
period 2014-12-31
EMERSON RADIO CORP
filed 2015-02-18
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of common stock as of February 17, 2015: 27,129,832.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except earnings per share data)

	Three Months Ended December 31		Nine Months Ended December 31
	2014	2013	2014	2013
Net Revenues:
Net product sales	$19,596	$18,443	$57,300	$59,182
Licensing revenue	3,302	2,414	5,788	4,665

Net revenues	22,898	20,857	63,088	63,847
Costs and expenses:
Cost of sales	17,247	15,986	51,441	52,605
Other operating costs and expenses	116	361	560	683
Selling, general and administrative expenses	1,841	3,216	6,572	7,729
Impairment of trademark	—	219	—	219

	19,204	19,782	58,573	61,236
Operating income	3,694	1,075	4,515	2,611
Other income (loss):
Loss on settlement of litigation	—	(4,000)	—	(4,000)
Interest income, net	42	98	151	441

Income (loss) before income taxes	3,736	(2,827)	4,666	(948)
Provision (benefit) for income taxes	882	(1,446)	1,114	(1,324)

Net income (loss)	$2,854	$(1,381)	$3,552	$376

Net income (loss) per share:
Basic	$.11	$(.05)	$.13	$.01
Diluted	$.11	$(.05)	$.13	$.01
Weighted average shares outstanding:
Basic	27,130	27,130	27,130	27,130
Diluted	27,130	27,130	27,130	27,130

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In Thousands)

	Three Months Ended December 31		Nine Months Ended December 31
	2014	2013	2014	2013
Net income (loss)	$2,854	$(1,381)	$3,552	$376
Other comprehensive income, net of tax	—	—	—	—

Comprehensive income (loss)	$2,854	$(1,381)	$3,552	$376

The accompanying notes are an integral part of the interim consolidated financial statements

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	December 31, 2014	March 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$24,211	$26,328
Restricted cash	500	—
Short term investments	15,033	32,194
Trade accounts receivable, net	9,587	4,354
Royalties receivable	3,184	3,865
Inventory	4,440	5,438
Prepaid purchases	2,557	2,047
Prepaid expenses and other current assets	1,785	1,604
Deferred tax assets	995	1,394

Total Current Assets	62,292	77,224
Property, plant and equipment, net	95	142
Deferred tax assets	1,152	1,753
Other assets	86	130

Total Non-current Assets	1,333	2,025

Total Assets	$63,625	$79,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	2,850	3,951
Due to affiliates	500	—

Total Current Liabilities	3,350	3,951

Deferred tax liabilities	416	—
Total Non-current Liabilities	416	—

Total Liabilities	3,766	3,951
Shareholders’ equity:
Preferred shares -$.01 par value, 10,000,000 shares authorized at December 31, 2014 and March 31, 2014, respectively; 3,677 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively; liquidation preference of $3,677,000 at December 31, 2014 and March 31, 2014, respectively	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized, 52,965,797 shares issued at December 31, 2014 and March 31, 2014, respectively; 27,129,832 shares outstanding at December 31, 2014 and March 31, 2014, respectively	529	529
Additional paid-in capital	79,794	98,785
Accumulated earnings (deficit)	450	(3,102)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total Shareholders’ Equity	59,859	75,298

Total Liabilities and Shareholders’ Equity	$63,625	$79,249

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended December 31
	2014	2013
Cash Flows from Operating Activities:
Net income	$3,552	$376
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	57	71
Changes in assets and liabilities:
Accounts receivable	(5,645)	(1,689)
Royalties receivable	681	(766)
Due to affiliates	500	1
Inventory	998	(2,229)
Prepaid purchases	(510)	(888)
Prepaid expenses and other current assets	(181)	158
Deferred tax assets and liabilities	1,416	(1,327)
Other assets	44	85
Accounts payable and other current liabilities	(1,101)	(3,018)
Asset allowances, reserves and other	412	(636)
Impairment of trademark	—	219
Interest and income taxes payable	—	(1,112)

Net cash provided (used) by operating activities	223	(10,755)

Cash Flows from Investing Activities:
Short term investment	17,161	8,009
Restricted cash	(500)	70
Additions to property and equipment	(10)	(23)

Net cash provided by investing activities	16,651	8,056

Cash Flows from Financing Activities:
Dividend paid	(18,991)	—
Net decrease in long-term capital lease obligations	—	(15)

Net cash used by financing activities	(18,991)	(15)

Net decrease in cash and cash equivalents	(2,117)	(2,714)
Cash and cash equivalents at beginning of period	26,328	21,412

Cash and cash equivalents at end of period	$24,211	$18,698

Cash paid during the period for:
Interest	$—	$7
Income taxes	$55	$1,171

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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of December 31, 2014 and the results of operations for the three and nine month periods ended December 31, 2014 and December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2014 (“fiscal 2014”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2014.

The results of operations for the three and nine month periods ended December 31, 2014 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ended March 31, 2015 (“fiscal 2015”).

Whenever necessary, reclassifications are made to conform the prior year’s financial statements to the current year’s presentation.

Unless otherwise disclosed in the notes to these financial statements, the estimated fair value of the financial assets and liabilities approximates the carrying value.

Subsequent events have been evaluated through February 13, 2015.

Sales Allowance and Marketing Support Expenses

Sales allowances, marketing support programs, promotions and other volume-based incentives which are provided to retailers and distributors are accounted for on an accrual basis as a reduction to net revenues in the period in which the related sales are recognized in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) topic 605, “Revenue Recognition”, subtopic 50 “Customer Payments and Incentives” and Securities and Exchange Commission Codification of Staff Accounting Bulletins (“SAB”) Topic 13: Revenue Recognition.

At the time of sale, the Company reduces recognized gross revenue by allowances to cover, in addition to estimated sales returns as required by ASC topic 605, “Revenue Recognition”, subtopic 15 “Products”, (i) sales incentives offered to customers that meet the criteria for accrual under ASC topic 605, subtopic 50 and (ii) under SAB Topic 13, an estimated amount to recognize additional non-offered deductions it anticipates and can reasonably estimate will be taken by customers which it does not expect to recover. Accruals for the estimated amount of future non-offered deductions are required to be made as contra-revenue items because that percentage of shipped revenue fails to meet the collectability criteria within SAB Topic 13’s four revenue recognition criteria, all of which are required to be met in order to recognize revenue.

If additional marketing support programs, promotions and other volume-based incentives are required to promote the Company’s products subsequent to the initial sale, then additional reserves may be required and are accrued for when such support is offered.

NOTE 2 — NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$2,854	$(1,381)	$3,552	$376

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130	27,130	27,130
Effect of dilutive securities on denominator:
Options (computed using the treasury stock method)	—	—	—	—

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,130	27,130	27,130

Basic and diluted earnings (loss) per share	$.11	$(.05)	$.13	$.01

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at December 31, 2014 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At December 31, 2014, the Company had no options, warrants or other potentially dilutive securities outstanding.

September 30, 2014 Extraordinary Cash Dividend

On August 21, 2014, the Special Committee of the Board of Directors of Company declared an extraordinary cash dividend of $0.70 per common share payable on September 30, 2014 to shareholders of record of the Company at the close of trading on September 12, 2014 and as a result, the Company paid out a net amount to stockholders of approximately $18.5 million on September 30, 2014.

NOTE 4 — INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of December 31, 2014 and March 31, 2014, inventories consisted of the following (in thousands):

	December 31, 2014	March 31, 2014
Finished goods	$4,440	$5,438

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

With respect to NOPA 1, the Company is disputing the proposed adjustment with the IRS. In the event that the Company is not successful in its dispute, the Company estimates that it could be liable for a maximum in taxes, penalties and interest of approximately $14.9 million pertaining to NOPA 1, in the aggregate, for its Fiscal 2010 through Fiscal 2014 years. However, because the Company’s current assessment is that its appeal of NOPA 1 is more likely than not to be successful, the Company has not recorded any liability to its December 31, 2014 or March 31, 2014 balance sheets related to NOPA 1.

With respect to NOPA 2, the Company is disputing the proposed adjustment with the IRS. Originally, the Company had acquiesced to the IRS’s position that the service fee paid to the Macao CFC by the Company would be treated as taxable FBCSI to the Company. However, upon further research conducted while preparing its fiscal year 2014 income tax returns in December 2014, the Company no longer believes that the service fee paid to the Macao CFC by the Company is taxable FBCSI to the Company. As a result, neither the service fee paid to the Macao CFC by the Company during fiscal 2014 of $0.5 million nor the service fee paid to the Macao CFC by the Company during the nine months ending December 31, 2014 of $0.5 million has been included as FBCSI in the Company’s U.S. income tax calculations reflected within the financial statements as of December 31, 2014. If included, these would have the effect of increasing US income taxes owed by the Company by approximately $0.4 million. Although the Company does not agree with the IRS position on NOPA 2 as stated above, there is some uncertainty as to what the ultimate outcome of NOPA 2 may be. Therefore, an uncertain tax position under the requirements of ASC 740-10 “Income Tax Accounting” exists, and the Company has recorded to its December 31, 2014 financial statements, income tax expense and liability of approximately $0.4 million, representing the amount of income taxes, penalties and interest that the Company estimates it could owe for fiscal 2014 and the nine months ending December 31, 2014 if it does not ultimately prevail in its appeal of NOPA 2. The Company is considering its options with respect to the approximately $1.6 million in taxes that it previously paid in the U.S. pertaining to NOPA 2 for fiscal years 2010-2013.

Other

At December 31, 2014, the Company had approximately $3.8 million of U.S. federal net operating loss carry forwards and some U.S. state net operating loss carry forwards included in net deferred tax assets that are available to offset future taxable income and can be carried forward for 20 years. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized through tax planning strategies available in future periods and through future profitable operating results. The amount of the deferred tax asset considered realizable could be reduced or eliminated if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carry forward period are reduced. If management determines that the Company would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

The Company’s effective tax rate differs from the federal statutory rate primarily due to expenses that are not deductible for federal income tax purposes, income and losses incurred in foreign jurisdictions and taxed at locally applicable tax rates, and state income taxes.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of December 31, 2014:

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

On May 31, 2011, upon application of a major creditor, the High Court of Hong Kong appointed Fok Hei Yu (who is also known by the anglicized name Vincent Fok), formerly a director and Chairman of the Board of the Company, and Roderick John Sutton, both of FTI Consulting (Hong Kong) Limited (“FTI”), as Joint and Several Provisional Liquidators over Grande. Accordingly, as of May 31, 2011, the directors of Grande no longer have the ability to exercise control over Grande or the power to direct the voting and disposition of the 15,243,283 shares beneficially owned by Grande. Instead, Mr. Fok and Mr. Sutton, as Provisional Liquidators over Grande, currently have such power. In addition, on March 20, 2013, the Provisional Liquidators provided to Emerson a written statement that they are obligated to liquidate the 15,243,283 shares in the Company beneficially owned by Grande. However, in February 2014, the Provisional Liquidators for and on behalf of Grande issued a public announcement that Grande, among other things, had been in discussions with different investors to pursue a restructuring plan and the resumption of trading of Grande’s shares on the Hong Kong Stock Exchange (“HKSE”). In addition, in May 2014, the Provisional Liquidators for and on behalf of Grande issued a public announcement (the “Grande Public Announcement”), disclosing that on May 2, 2014, Grande, the Provisional Liquidators and a creditor of Grande entered into an agreement to implement a restructuring proposal (the “Grande Restructuring Proposal”) submitted by a creditor of Grande. Based on information contained within the Grande Public Announcement, if this Grande Restructuring Proposal is implemented, Mr. Christopher Ho, who served as the Company’s Chairman of the Board until November 2013 and is currently the sole director of Grande, and his associates would continue to have a majority interest in Grande. As disclosed in the Schedule 13D/A filed by the Reporting Persons on May 22, 2014, the Grande Restructuring Proposal includes a plan to re-list Grande on the HKSE and provides that many assets of Grande, including its shares of Emerson, would remain part of Grande. According to the Grande Public Announcement, the Grande Restructuring Plan will require approvals, consents and sanctions of the HKSE, courts in Hong Kong and Bermuda, and the creditors and shareholders of Grande. In addition, on June 11, 2014, Grande announced that it had received a summons issued by a creditor of Grande seeking the removal of the Provisional Liquidators.

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

Related Party Transactions

Rented Office Space in Hong Kong

Transactions with Brighton Marketing Limited, a subsidiary of Grande

Until May 2013, at which time these charges ceased, the Company was billed for service charges from Brighton Marketing Limited, a subsidiary of Grande, in connection with the Company’s rented office space in Hong Kong. These charges totaled approximately $1,000 for the nine month period ended December 31, 2013. Emerson owed Brighton Marketing Limited nil at December 31, 2013 and March 31, 2014 pertaining to these charges.

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

These charges totaled approximately $3,000 for the period October 1, 2013 through November 7, 2013 and approximately $11,000 for the period April 1, 2013 through November 7, 2013. The Company owed nil to The Grande Properties Management Limited related to these charges at November 6, 2013.

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

During the period October 1, 2013 through November 7, 2013, Emerson paid consulting fees of approximately $10,000 to Mr. Will for such work performed by Mr. Will as well as a travel advance of approximately $6,000, the travel for which was completed during November 2013. During the period April 1, 2013 through November 7, 2013, Emerson paid consulting fees of approximately $68,000 to Mr. Will for such work performed by Mr. Will as well as expense reimbursements and advances, in the aggregate, of approximately $6,000 related to this consulting work and his service as a director of Emerson.

At November 7, 2013, the Company owed Mr. Will nil related to these activities.

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

In September 2014, the Company and S&T agreed that the Company would withhold $0.5 million in cash, to be pledged as collateral against the Amended Agreement, from the dividend paid to S&T on September 30, 2014 along with such dividend paid on that date to all common stockholders. The Company did make the withholding as described and thus holds, as of September 30, 2014, $0.5 million in cash collateral from S&T against the Amended Agreement. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes, which, together with penalties and interest, are currently estimated by the Company to be approximately $4.8 million as of December 31, 2014, $0.5 million of which is collateralized in cash held by the Company as of December 31, 2014 as described above. Any such liability, should it be required to be recognized by the Company, would likely have a material adverse effect on the Company’s results of operations in the period recognized. S&T is a subsidiary of Grande, which is currently in liquidation (as described above under “Controlling Shareholder”). Therefore, the ability of the Company to enforce its rights to indemnification under the Amended Agreement and to collect from S&T any additional taxes, interest and penalties due may be severely impaired.

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

During the period October 1, 2013 through November 7, 2013, Emerson invoiced Vigers approximately $1,000 under this arrangement. During the period April 2, 2013 through November 7, 2013, Emerson invoiced Vigers approximately $3,000 under this arrangement. Vigers owed Emerson nil at November 7, 2013 related to this activity.

NOTE 7 — BORROWINGS

Short-term Borrowings

Letters of Credit — The Company uses Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At December 31, 2014, the Company had no outstanding letters of credit. In the event that the Company does have outstanding letters of credit with Hang Seng Bank, a like amount of cash is posted by the Company as collateral against such outstanding letters of credit, and is classified by the Company as Restricted Cash on the balance sheet.

Long-term Borrowings

At December 31, 2014 and March 31, 2014, the Company had no borrowings.

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

NOTE 9 — SHORT TERM INVESTMENTS

At December 31, 2014 and March 31, 2014, the Company held short term investments totaling $15.0 million and $32.2 million, respectively. The investments as of December 31, 2014 of $15.0 million are invested in certificates of deposit with durations in excess of three months, all of which matured on January 30, 2015, and which were all reinvested on that date along with accrued interest, such that the Company currently has $15.1 million invested in certificates of deposit, all of which mature on April 30, 2015.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through the Company’s use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the impact, if any, on the Company’s business, financial condition and results of operation arising from the appointment of the Provisional Liquidators over Grande and the restructuring process for Grande;

•	the decline in, and any further deterioration of, consumer spending for retail products, such as the Company’s products;

•	the Company’s inability to resist price increases from its suppliers or pass through such increases to its customers;

•	the loss of any of the Company’s key customers or reduction in the purchase of the Company’s products by any such customers;

•	conflicts of interest that exist based on the Company’s relationship with Grande;

•	the Company’s inability to maintain effective internal controls or the failure by its personnel to comply with such internal controls;

•	the Company’s inability to maintain its relationships with its key licensee and its other licensees and distributors or renew existing licenses on favorable terms, or at all;

•	the Company’s ability to manage its brand and develop new licensing relationships on favorable terms;

•	cash generated by operating activities represents the Company’s principal source of funding and therefore the Company depends on its ability to successfully manage its operating cash flows to fund its operations;

•	the Company’s inability to anticipate market trends, enhance existing products or achieve market acceptance of new products;

•	the Company’s dependence on a limited number of suppliers for its components and raw materials;

•	the impact of any unanticipated disruption of the Company’s operations or slowdowns or shutdowns by its suppliers, manufacturers and shipping companies, including the impact from the work slowdowns or strike at the Los Angeles Long Beach Port;

•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;

•	changes in consumer spending and economic conditions;

•	the failure of third party sales representatives to adequately promote, market and sell the Company’s products;

•	the Company’s inability to protect its intellectual property;

•	the effects of competition;

•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;

•	changes in accounting policies, rules and practices;

•	limited access to financing or increased cost of financing;

•	the effects of currency fluctuations between the U.S. dollar and Chinese renminbi, and increases in costs of production in China; and

•	the other factors listed under “Risk Factors” in the Company’s Form 10-K, as amended, for the fiscal year ended March 31, 2014 and other filings with the Securities and Exchange Commission (the “SEC”).

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

Results of Operations

The following table summarizes certain financial information for the three and nine month periods ended December 31, 2014 (fiscal 2015) and December 31, 2013 (fiscal 2014) (in thousands):

	Three months ended December 31		Nine months ended December 31
	2014	2013	2014	2013
Net product sales	$19,596	$18,443	$57,300	$59,182
Licensing revenue	3,302	2,414	5,788	4,665

Net revenues	22,898	20,857	63,088	63,847
Cost of sales	17,247	15,986	51,441	52,605
Other operating costs and expenses	116	361	560	683
Selling, general and administrative expenses	1,841	3,216	6,572	7,729
Impairment of trademark	—	219	—	219

Operating income	3,694	1,075	4,515	2,611
Loss on settlement of litigation	—	(4,000)	—	(4,000)
Interest income, net	42	98	151	441

Income (loss) before income taxes	3,736	(2,827)	4,666	(948)
Provision (benefit) for income taxes	882	(1,446)	1,114	(1,324)

Net income (loss)	$2,854	$(1,381)	$3,552	$376

Net product sales — Net product sales for the third quarter of fiscal 2015 were $19.6 million as compared to $18.4 million for the third quarter of fiscal 2014, an increase of $1.2 million or 6.3%. For the nine month period of fiscal 2015, net product sales were $57.3 million as compared to $59.2 million for the nine month period of fiscal 2014, a decrease of $1.9 million or 3.2%. The Company’s sales during the nine month periods of fiscal 2015 and fiscal 2014 were highly concentrated among the Company’s two largest customers, as to which gross product sales comprised approximately 89.1% in both periods, of the Company’s total gross product sales. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $0.1 million in both the third quarters of fiscal 2015 and fiscal 2014, respectively, and approximately $0.2 million and $0.3 million for the nine month periods of fiscal 2015 and fiscal 2014, respectively.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)	Houseware product net sales increased $1.3 million, or 7.5%, to $18.8 million in the third quarter of fiscal 2015 as compared to $17.5 million in the third quarter of fiscal 2014, principally driven by an increase in sales of microwave ovens, partially offset by decreases in compact refrigerators and wine coolers. For the nine month period of fiscal 2015, houseware products net sales were $54.9 million, a decrease of $1.6 million or 2.8%, from $56.5 million for the nine month period of fiscal 2014, principally driven by a decrease in sales of compact refrigerators and wine coolers, partially offset by an increase in sales of microwave ovens.

ii)	Audio product net sales were $0.7 million in the third quarter of fiscal 2015 as compared to $0.9 million in the third quarter of fiscal 2014, a decrease of $0.2 million, or 18.6%, primarily resulting from decreased sales of the Company’s portable audio and clock radio product offerings. For the nine month period of fiscal 2015, audio product net sales were $2.4 million, a decrease of $0.3 million, or 11.7%, from $2.7 million in the nine month period of fiscal 2014, primarily resulting from decreased net sales of the Company’s portable audio and clock radio product offerings.

Licensing revenue — Licensing revenue in the third quarter of fiscal 2015 was $3.3 million compared to $2.4 million in the third quarter of fiscal 2014, an increase of $0.9 million or 36.8%. Licensing revenue for the nine month period of fiscal 2015 was $5.8 million as compared to $4.7 million for the nine month period of fiscal 2014, an increase of $1.1 million or 24.1%. The increase for both the third quarter and nine month periods of fiscal 2015 was due to higher sales by the Company’s licensees of Emerson® branded products.

The Company’s largest license agreement is with Funai Corporation, Inc. (“Funai”), which accounted for approximately 92% and 85% of the Company’s total licensing revenue for the third quarter and nine month period of fiscal 2015, respectively, and approximately 89% and 86% of the Company’s total licensing revenue for the third quarter and nine month period of fiscal 2014. The license agreement was amended in November 2013 to extend the term until March 31, 2018. The agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the Emerson® trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, the Company receives non-refundable minimum annual royalty payments of $3.75 million each calendar year and a license fee on sales of product subject to the agreement in excess of the minimum annual royalties. During the third quarter of fiscal 2015 and fiscal 2014, licensing revenues of approximately $3.0 million and approximately $2.2 million, respectively, were earned under this agreement. During the nine month period of fiscal 2015 and fiscal 2014, licensing revenues of approximately $4.9 million and approximately $4.0 million, respectively, were earned under this agreement.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $22.9 million in the third quarter of fiscal 2015 as compared to $20.9 million in the third quarter of fiscal 2014, an increase of $2.0 million, or 9.8%, and $63.1 million in the nine month period of fiscal 2015 as compared to $63.8 million in the nine month period of fiscal 2014, a decrease of $0.7 million, or 1.2%.

Cost of Sales — In absolute terms, cost of sales increased $1.2 million, or 7.9%, to $17.2 million in the third quarter of fiscal 2015 as compared to $16.0 million in the third quarter of fiscal 2014. Cost of sales, as a percentage of net product sales was 88.0% in the third quarter of fiscal 2015 as compared to 86.7% in the third quarter of fiscal 2014. The increase in absolute terms for the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014 was primarily related to the increased net product sales and higher year-over-year gross cost of sales as a percentage of gross sales.

In absolute terms, cost of sales decreased $1.2 million, or 2.2%, to $51.4 million in the nine month period of fiscal 2015 as compared to $52.6 million in the nine month period of fiscal 2014. Cost of sales, as a percentage of net product sales was 89.8% in the nine month period of fiscal 2015 as compared to 88.9% in the nine month period of fiscal 2014. The decrease in absolute terms for the nine month period of fiscal 2015 as compared to the nine month period of fiscal 2014 was primarily related to the reduced net product sales and a $0.7 million reversal of reserves no longer required, partly offset by higher year-over-year gross cost of sales as a percentage of gross sales.

The Company purchases the products it sells from a limited number of factory suppliers. For the third quarter of fiscal 2015 and fiscal 2014, the Company purchased 88% and 85%, respectively, from its two largest suppliers. For the nine month period of fiscal 2015 and fiscal 2014, the Company purchased 89% and 74%, respectively, from its two largest suppliers.

Other Operating Costs and Expenses — Other operating costs and expenses as a percentage of net product sales were 0.6% for the third quarter of fiscal 2015 and 2.0% for the third quarter of fiscal 2014. In absolute terms, other operating costs and expenses decreased $0.3 million, or 67.9%, to $0.1 million for the third quarter of fiscal 2015 as compared to $0.4 million in the third quarter of fiscal 2014 as a result of lower warranty and returns processing costs. For the nine month period of fiscal 2015, other operating costs were 1.0% of net revenues as compared to 1.2% of net revenues for the nine month period of fiscal 2014. In absolute terms, other operating costs and expenses decreased $0.1 million, or 18.0%, to $0.6 million for the nine month period of fiscal 2015 as compared to $0.7 million for the nine month period of fiscal 2014 resulting from lower returns processing costs.

Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 8.0% in the third quarter of fiscal 2015 as compared to 15.4% in the third quarter of fiscal 2014. S,G&A, in absolute terms, was $1.8 million for the third quarter of fiscal 2015 as compared to $3.2 million for the third quarter of fiscal 2014. For the nine month period of fiscal 2015, S,G&A was 10.4% of net revenues as compared to 12.1% for the nine month period of fiscal 2014. In absolute terms, S,G&A decreased $1.1 million, or 15.0%, to $6.6 million for the nine month period of fiscal 2015 as compared to $7.7 million in the nine month period of fiscal 2014.

Analysis of S,G&A

The third quarter of fiscal 2015 S,G&A included approximately $0.2 million in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors.

The third quarter of fiscal 2014 S,G&A included approximately $0.2 million in legal fees pertaining to work performed for the Special Committee of the Company’s Board of Directors, $0.9 million in legal fees related to a lawsuit that the Company was defending against which it settled in December 2013, and approximately $0.1 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS, as mentioned elsewhere within this Quarterly Report on Form 10-Q.

Excluding the aforementioned items, third quarter fiscal 2015 S, G&A was $1.6 million and third quarter fiscal 2014 S,G&A was $2.0 million, a decrease of $0.4 million, or 20.0%, primarily due to lower year-over-year personnel costs and other recurring legal fees.

The nine month period of fiscal 2015 S,G&A included approximately $1.4million in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors and approximately $0.1 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS, as mentioned elsewhere within this Quarterly Report on Form 10-Q.

The nine month period of fiscal 2014 S,G&A included approximately $0.2 million in legal fees pertaining to work performed for the Special Committee of the Company’s Board of Directors, $1.6 million in legal fees related to a lawsuit that the Company was defending against which it settled in December 2013, and approximately $0.3 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS, as mentioned elsewhere within this Quarterly Report on Form 10-Q, partly offset by a $0.2 million gain on an insurance settlement.

Excluding the aforementioned items, the nine month period of fiscal 2015 S, G&A was $5.1 million and the nine month period of fiscal 2014 S,G&A was $5.8 million, a decrease of $0.7 million, or 12.1%, primarily due to lower year-over-year personnel costs.

Interest income (expense), net — Interest income, net, was $42,000 in the third quarter of fiscal 2015 as compared to $98,000 in the third quarter of fiscal 2014, a decrease of $56,000. Interest income, net, was $151,000 in the nine month period of fiscal 2015 as compared to $441,000 in the nine month period of fiscal 2014, a decrease of $290,000. The decrease in interest income for both periods was due to a reduction of investments in Certificates of Deposit.

Provision (benefit) for Income Taxes — In the third quarter and nine month periods of fiscal 2015, the Company recorded income tax expense of $0.9 million and $1.1 million, respectively, as compared to income tax benefits of $1.4 million and $1.3 million, respectively, in the third quarter and nine month periods of fiscal 2014.

Net income — As a result of the foregoing factors and the $4.0 million loss on settlement of litigation recorded in the third quarter of fiscal 2014, the Company realized net income of $2.9 million in the third quarter of fiscal 2015 as compared to a net loss of $1.4 million in the third quarter of fiscal 2014, an increase of $4.2 million. For the nine month period of fiscal 2015, the Company realized net income of $3.6 million as compared to $0.4 million in the nine month period of fiscal 2014, an increase of $3.2 million, or 844.7%.

Liquidity and Capital Resources

General

As of December 31, 2014, the Company had cash and cash equivalents of approximately $24.2 million, as compared to approximately $18.7 million at December 31, 2013, and as of December 31, 2014, the Company had $0.5 million in restricted cash. The restricted cash is the $0.5 million cash withheld from S&T from the dividend paid to S&T on September 30, 2014 along with such dividend paid on that date to all common stockholders, and which is pledged to the Company by S&T as collateral against the Amended Agreement between the Company and S&T as referred to in Note 6 “Related Party Transactions” above. Working capital decreased to $58.9 million at December 31, 2014 as compared to $71.8 million at December 31, 2013. The increase in cash and cash equivalents of approximately $5.5 million was primarily due to a decrease in short term investments, the net income generated during the prior 12 months, a decrease in deferred tax assets and a decrease in inventory, primarily offset by the dividend payout in September 2014, an increase in royalty receivables, a decrease in accounts payable and other current liabilities, increases in prepaid expenses and prepaid purchases and an increase in accounts receivable.

Cash flow provided by operating activities was $0.2 million for the nine months ended December 31, 2014, resulting primarily from net income generated during the period, a decrease in deferred tax assets, a decrease in inventory and a decrease in other receivables offset by an increase in accounts receivable, a decrease in accounts payable and other current liabilities and an increase in prepaid purchases.

Net cash provided by investing activities was $16.7 million for the nine months ended December 31, 2014, primarily due to redemptions of short term investments in certificates of deposit partially offset by an increase in restricted cash.

Net cash used by financing activities was $19.0 million for the nine months ended December 31, 2014, resulting from the net payment to stockholders of $18.5 million for the $0.70 per common share extraordinary dividend paid out on September 30, 2014.

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

With respect to NOPA 1, the Company is disputing the proposed adjustment with the IRS. In the event that the Company is not successful in its dispute, the Company estimates that it could be liable for a maximum in taxes, penalties and interest of approximately $14.9 million pertaining to NOPA 1, in the aggregate, for its Fiscal 2010 through Fiscal 2014 years. However, because the Company’s current assessment is that its appeal of NOPA 1 is more likely than not to be successful, the Company has not recorded any liability to its December 31, 2014 or March 31, 2014 balance sheets related to NOPA 1.

With respect to NOPA 2, the Company is disputing the proposed adjustment with the IRS. Originally, the Company had acquiesced to the IRS’s position that the service fee paid to the Macao CFC by the Company would be treated as taxable FBCSI to the Company. However, upon further research conducted while preparing its fiscal year 2014 income tax returns in December 2014, the Company no longer believes that the service fee paid to the Macao CFC by the Company is taxable FBCSI to the Company. As a result, neither the service fee paid to the Macao CFC by the Company during fiscal 2014 of $0.5 million nor the service fee paid to the Macao CFC by the Company during the nine months ending December 31, 2014 of $0.5 million has been included as FBCSI in the Company’s U.S. income tax calculations reflected within the financial statements as of December 31, 2014. If included, these would have the effect of increasing US income taxes owed by the Company by approximately $0.4 million. Although the Company does not agree with the IRS position on NOPA 2 as stated above, there is some uncertainty as to what the ultimate outcome of NOPA 2 may be. Therefore, an uncertain tax position under the requirements of ASC 740-10 “Income Tax Accounting” exists, and the Company has recorded to its December 31, 2014 financial statements, income tax expense and liability of approximately $0.4 million, representing the amount of income taxes, penalties and interest that the Company estimates it could owe for fiscal 2014 and the nine months ending December 31, 2014 if it does not ultimately prevail in its appeal of NOPA 2. The Company is considering its options with respect to the approximately $1.6 million in taxes that it previously paid in the U.S. pertaining to NOPA 2 for fiscal years 2010-2013.

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

In September 2014, the Company and S&T agreed that the Company would withhold $0.5 million in cash, to be pledged as collateral against the Amended Agreement, from the dividend paid to S&T on September 30, 2014 along with such dividend paid on that date to all common stockholders. The Company did make the withholding as described and thus holds, as of September 30, 2014, $0.5 million in cash collateral from S&T against the Amended Agreement. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes, which, together with penalties and interest, are currently estimated by the Company to be approximately $4.8 million as of December 31, 2014, $0.5 million of which is collateralized in cash held by the Company as of December 31, 2014 as described above. Any such liability, should it be required to be recognized by the Company, would likely have a material adverse effect on the Company’s results of operations in the period recognized. S&T is a subsidiary of Grande, which is currently in liquidation (as described above under “Controlling Shareholder”). Therefore, the ability of the Company to enforce its rights to indemnification under the Amended Agreement and to collect from S&T any additional taxes, interest and penalties due may be severely impaired.

Credit Arrangements

Letters of Credit — The Company utilizes Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At December 31, 2014, the Company had no outstanding letters of credit. In the event that the Company does have outstanding letters of credit with Hang Seng Bank, a like amount of cash is posted by the Company as collateral against such outstanding letters of credit, and is classified by the Company as Restricted Cash on the balance sheet.

Short-term Liquidity

For the three and nine months ended December 31, 2014, products representing approximately 55% and 57%, respectively, of net sales were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.

The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Recently Issued Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board during the three months ended December 31, 2014 or during the interim period between December 31, 2014 and February 17, 2015 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

Accounting Standards Update 2014-17, Business Combinations (Topic 718) Derivatives and Hedging (Topic 805): Pushdown Accounting a consensus of the FASB Emerging Issues Task Force (Issued November 2014)

The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

Accounting Standards Update 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items

This Update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.

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

The Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2014, are effective to reasonably ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

(a) None

(b) None

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

10.1	Form of Indemnification Agreement

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.1+	XBRL Instance Document.

101.2+	XBRL Taxonomy Extension Schema Document.

101.3+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4+	XBRL Taxonomy Extension Definition Linkbase Document.

101.5+	XBRL Taxonomy Extension Label Linkbase Document.

101.6+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON RADIO CORP. (Registrant)

/s/ Duncan Hon
Date: February 17, 2015	Duncan Hon Chief Executive Officer (Principal Executive Officer)

/s/ Andrew L. Davis
Date: February 17, 2015	Andrew L. Davis Chief Financial Officer (Principal Financial and Accounting Officer)