Form 10-K
period 2015-03-31
EMERSON RADIO CORP
filed 2015-07-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended March 31, 2015

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO.

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2014 (computed by reference to the last reported sale price of the Common Stock on the NYSE MKT on such date): $15,214,783.

Number of Common Shares outstanding at July 14, 2015: 27,129,832

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of the Form 10-K
Proxy Statement for 2015 Annual Meeting of Stockholders, or an amendment to this Annual Report on Form 10-K	Part III

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

For additional disclosures of the Company’s major customers, as well as financial information about geographical areas of our operations, see Item 8 — “Financial Statements and Supplementary Data” and Note 14 “Geographic Information”.

Controlling Shareholder

The Grande Holdings Limited (In Liquidation) (“Grande”) has, together with S&T International Distribution Limited (“S&T”), a subsidiary of Grande, and Grande N.A.K.S. Ltd., a subsidiary of Grande (together with Grande, the “Reporting Persons”), filed, on June 11, 2014, a Schedule 13D/A with the Securities and Exchange Commission (“SEC”) stating that, as of the filing date, the Reporting Persons had the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 56.2%, of the outstanding common stock of Emerson. As the Reporting Persons, and by extension Grande (as their ultimate parent) have control of a majority of the outstanding shares of common stock of Emerson, Emerson is a Controlled company, as defined in Section 801(a) of the NYSE MKT Rules.

On May 31, 2011, upon application of a major creditor, the High Court of Hong Kong appointed Fok Hei Yu (who is also known by the anglicized name Vincent Fok), formerly a director and Chairman of the Board of the Company, and Roderick John Sutton, both of FTI Consulting (Hong Kong) Limited (“FTI”), as Joint and Several Provisional Liquidators over Grande. Accordingly, as of May 31, 2011, the directors of Grande no longer have the ability to exercise control over Grande or the power to direct the voting and disposition of the 15,243,283 shares beneficially owned by Grande. Instead, Mr. Fok and Mr. Sutton, as Provisional Liquidators over Grande, currently have such power. In addition, on March 20, 2013, the Provisional Liquidators provided to Emerson a written statement that they are obligated to liquidate the 15,243,283 shares in the Company beneficially owned by Grande. However, in February 2014, the Provisional Liquidators for and on behalf of Grande issued a public announcement that Grande, among other things, had been in discussions with different investors to pursue a restructuring plan and the resumption of trading of Grande’s shares on the Hong Kong Stock Exchange (“HKSE”). In addition, in May 2014, the Provisional Liquidators for and on behalf of Grande issued a public announcement disclosing that on May 2, 2014, Grande, the Provisional Liquidators and a creditor of Grande entered into an agreement to implement the “Grande Restructuring Proposal” submitted by a creditor of Grande. Based on information contained within the public announcement issued for Grande in May 2014, if the Grande Restructuring Proposal is implemented, Mr. Christopher Ho, who served as the Company’s Chairman of the Board until November 2013 and is currently the sole director of Grande, and his associates would continue to have a majority interest in Grande and would regain the power to direct the voting and disposition of the 15,243,283 shares beneficially owned by Grande. As disclosed in the Schedule 13D/A filed by the Reporting Persons on May 22, 2014, the Grande Restructuring Proposal includes a plan to re-list Grande on the HKSE and provides that many assets of Grande, including its shares of Emerson, would remain part of Grande. According to the public announcement issued for Grande in May 2014, the Grande Restructuring Plan will require approvals, consents and sanctions of the HKSE, courts in Hong Kong and Bermuda, and the creditors and shareholders of Grande. In addition, on June 11, 2014, Grande announced that it had received a summons issued by a creditor of Grande seeking the removal of the Provisional Liquidators. On June 1, 2015 the Provisional Liquidators for and on behalf of Grande issued a public announcement disclosing that by letter dated May 29, 2015, the HKSE decided to allow Grande to proceed with Grande’s “Updated Resumption Proposal”, subject to the satisfaction of certain conditions by December 21, 2015.

It is not possible at this time to predict whether Grande can satisfy the conditions established by the HKSE for the resumption or relisting of Grande on HKSE, or whether the Grande Restructuring Proposal will receive all necessary approvals, nor can there be any assurances regarding the timing, terms or effects of implementing the Grande Restructuring Proposal or if the Provisional Liquidators will be removed. However, even though the Provisional Liquidators continue to maintain the ability to exercise the power to direct the voting and disposition of shares, as long as the Provisional Liquidators are pursuing this restructuring proposal that would result in Grande retaining beneficial ownership of the 15,243,283 shares of Emerson common stock, the Provisional Liquidators may not be actively seeking to liquidate those shares. If the Grande Restructuring Proposal is completed as described within the public announcement issued for Grande in May 2014, it is expected that the 15,243,283 shares of Emerson common stock held of record by Grande’s subsidiary, S&T, would remain with S&T and that Grande would once again have the power to direct the voting and disposition of this 56.2% controlling interest in Emerson common stock. It is not possible at this time to predict what impact the removal of the Provisional Liquidators would have on the Grande Restructuring Proposal or Emerson and Emerson cannot predict nor provide any assurances regarding the possible effects on the Company, its shareholders, the trading price of its common stock or any other consequences that could result if the Grande Restructuring Proposal is approved and Grande again has the power to control Emerson.

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

General

The Company, directly and through several subsidiaries, designs, sources, imports, markets, sells and licenses to certain licensees a variety of houseware and consumer electronic products, both domestically and internationally, under the Emerson® brand name.

The Company believes it possesses an advantage over its competitors due to the combination of:

•	recognition of the Emerson® brand;

•	the Company’s distribution base and established customer relations;

•	the Company’s sourcing expertise and established vendor relations;

•	an infrastructure with personnel experienced in servicing and providing logistical support to the domestic mass merchant distribution channel, or supervising third-party logistics providers in providing same; and

•	the Company’s extensive experience in establishing license and distribution agreements on a global basis for a variety of products.

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

Products

The Company’s current product and branded categories consist primarily of the following:

Houseware Products	Audio Products	Other

Microwave Ovens	Clock Radios	Televisions

Compact Refrigerators	Portable Audio Products	Mobile and Landline Telephones and Accessories

Tablet Computers and Accessories

Cameras and Video Cameras and Accessories

Miscellaneous Electronic and Novelty Products

Sales and Distribution

The Company’s Direct Import Program allows its customers to import and receive product directly from export port in the country of manufacture outside the United States. Under the Direct Import Program, title for the Company’s product passes to the customer in the country of origin when the product is shipped by the Company’s subsidiary in China. The Company also sells product to customers from its United States warehoused inventory, which is referred to as the Domestic Program. Under the Domestic Program, title for product typically passes at the time of shipment. Under both programs, the Company recognizes revenues at the time title passes to the customer. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company has an integrated system to coordinate the purchasing, sales and distribution aspects of its operations. The Company receives orders from its major customers via electronic data interface, facsimile, telephone or mail. The Company does not have long-term contracts with any of its customers, but rather receives orders on an ongoing basis. Products imported by the Company for the Domestic Program, generally from factories in Asia, are shipped by ocean and/or inland freight and then stored in the Company’s outsourced warehouse facilities for shipment to customers. The Company monitors its inventory levels and goods in transit through the use of an electronic inventory system. When a purchase order under the Domestic Program is received, it is filled from the Company’s inventory and the warehoused product is labeled and prepared for outbound shipment to the customer by common, contract or small package carrier.

Income Tax Issues Concerning Overseas Income

On April 15, 2013 and June 5, 2013, the Company received correspondence from the Internal Revenue Service (“IRS”) pertaining to the Company’s fiscal 2010 and fiscal 2011, including a (i) Form 5701 and Form 886-A regarding Adjusted Sales Income (collectively referred to as “NOPA 1”) and (ii) Form 5701 and Form 886-A regarding Adjusted Subpart F-Foreign Base Company Sales Income (“FBCSI”) (collectively referred to as “NOPA 2”), which challenged certain tax positions of the Company with respect to the Company’s controlled foreign corporation in Macao (the “Macao CFC”).

Although the Company continues to dispute the assessments made by the IRS as set forth in each of NOPA 1 and NOPA 2, in June 2015, following a formal IRS Appeal, the Company and the IRS agreed to settle on the following terms: (1) that the IRS would not pursue the aforementioned NOPA 1 and NOPA 2 income assessments pertaining to fiscal 2010 and fiscal 2011 provided that the Company agreed to treat 30% of the Macao CFC’s income as taxable Subpart F income in the U.S. for fiscal 2010 and fiscal 2011, and (2) that the IRS would impose no penalties for fiscal 2010 and fiscal 2011 (collectively, the “Settlement Agreement”). Based on discussions between the Company, its advisors and the IRS, the Company believes that the IRS intends to apply the Settlement Agreement’s calculation reached for the Company’s fiscal 2010 and fiscal 2011 periods to the Company’s fiscal 2012 and fiscal 2013 periods.

Based on the foregoing, the Company estimates that it is subject to additional federal and state income taxes for fiscal 2010 though fiscal 2013 of approximately $3.0 million. Of this amount, approximately $1.6 million was recorded as income tax expense in the fourth quarter of fiscal 2015, $0.5 million was recorded as income tax expense in the fourth quarter of fiscal 2014 and $0.9 million was recorded as income tax expense in the fourth quarter of fiscal 2013.

With respect to fiscal 2014 and fiscal 2015, there is some uncertainty as to what the ultimate tax treatment will be of a service fee regularly paid by the Company to the Macao CFC (the “Service Fee”). Therefore, an uncertain tax position under the requirements of ASC 740-10 “Income Tax Accounting” exists, and the Company has recorded an income tax expense and liability of approximately $0.5 million to its March 31, 2015 financial statements, $0.4 million of which was recorded in the third quarter of fiscal 2015 and $0.1 million of which was recorded in the fourth quarter of fiscal 2015, representing the maximum amount of income taxes, penalties and interest that the Company estimates it could owe for fiscal 2014 and fiscal 2015 if the Service Fee is determined to be taxable to the Company as FBCSI under the Internal Revenue Code.

Domestic Marketing

In the United States, the Company markets its products primarily through mass merchandisers.

In fiscal 2015 and 2014, Target accounted for approximately 51% and 58% of the Company’s net revenues, respectively, and Wal-Mart accounted for approximately 28% and 22% of the Company’s net revenues, respectively. No other customer accounted for more than 10% of net revenues in either period. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Wal-Mart and Target accounted for 30% and 50% as of March 31, 2015, respectively, and 58% and 36% as of March 31, 2014, respectively. Management believes that a loss, or a significant reduction, of sales to Target or Wal-Mart would have a material adverse effect on the Company’s business and results of operations.

Approximately 61% and 64% of the Company’s net revenues in fiscal 2015 and 2014, respectively, were made through third-party sales representative organizations that receive sales commissions and work in conjunction with the Company’s own sales personnel. With the Company’s permission, third-party sales representative organizations may sell competitive products in addition to the Company’s products. In most instances, either party may terminate a sales representative relationship on 30 days prior notice by the Company and 90 days prior notice by the sales representative organization in accordance with customary industry practice. In fiscal 2015, the Company utilized 9 sales representative organizations, including one through which approximately 54% of its net revenues, including revenues from one of the Company’s two major customers described above. In fiscal 2014, the Company utilized 11 sales representative organizations, including one through which approximately 59% of its net revenues, including revenues from one of the Company’s two major customers described above. No other sales representative organization accounted for more than 10% of net revenues in either year. The remainder of the Company’s sales is to customers that are serviced by its sales personnel. Although sales and operating results could be negatively impacted, management does not believe that the loss of one or more sales representative organizations would have a material adverse effect on its business and results of operations, as the Company believes that new sales representative organizations could be identified if needed, although that could be a time consuming process.

Foreign Marketing

The Company primarily markets and distributes its products in the United States. Accordingly, foreign sales account for less than 10% of total revenues and are not considered material.

Licensing and Related Activities

Throughout various parts of the world, the Company is party to numerous distribution and outward license agreements with third party licensees that allow the licensees to manufacture and/or sell various products bearing the Company’s trademarks into defined geographic areas. The Company believes that such activities have had and will continue to have a positive impact on operating results by generating income with minimal, if any, incremental costs and without any working capital requirements, and intends to pursue additional licensing and distribution opportunities. The Company continues to protect its brand through rigid license and product selection and control processes. See Item 1A — “Risk Factors — Business Related Risks — The failure by the Company to maintain its relationships with Funai and its other licensees and distributors, or the failure to obtain new licensees or distribution relationships could materially and adversely affect the Company’s revenues, earnings and business.”, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 “License Agreements”.

Design and Manufacturing

The Company’s products are manufactured by original equipment manufacturers in accordance with the Company’s specifications. During fiscal 2015 and 2014, 100% of the Company’s purchases consisted of finished goods from foreign manufacturers located in People’s Republic of China, substantially all of which were imported into the United States.

The Company’s design team is responsible for product development and works closely with suppliers and determines the cosmetic and other features for new products. Accordingly, the exterior designs and operating features of the products reflect the Company’s judgment, or that of its customers, of current styles and consumer preferences.

The following summarizes the Company’s purchases from its major suppliers that provided more than 10% of the Company’s total purchases in fiscal 2015 and 2014:

	Fiscal Year
Supplier	2015	2014
Midea	66%	64%
Hisense	24%	12%
Wanbao	*	11%

*	Less than 10%

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

Employees

As of June 23, 2015, the Company had approximately 41 employees, comprised of 22 in the United States and 19 in China. None of the Company’s employees are represented by unions, and the Company believes its labor relations are good.

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

The Provisional Liquidators informed Emerson, on June 1, 2011, that they do not have any intention of interrupting the business of Emerson, that Emerson will continue to be operated as usual without interruption, and that they did not have any intent at that point of disposing of the shares of Emerson stock held by Grande. Subsequently, on March 20, 2013, the Provisional Liquidators informed Emerson that they are obligated to liquidate the 15,243,283 shares beneficially owned by Grande. However, in February 2014, the Provisional Liquidators for and on behalf of Grande issued a public announcement that Grande, among other things, had been in discussions with different investors to pursue a restructuring plan and the resumption of trading of Grande’s shares on the HKSE. In addition, in May 2014, the Provisional Liquidators for and on behalf of Grande issued a public announcement disclosing that on May 2, 2014, Grande, the Provisional Liquidators and a creditor of Grande entered into an agreement to implement the “Grande Restructuring Proposal” submitted by a creditor of Grande. Based on information contained within the public announcement issued for Grande in May 2014, if the Grande Restructuring Proposal is implemented, Mr. Christopher Ho, who served as the Company’s Chairman of the Board until November 2013 and is currently the sole director of Grande, and his associates would continue to have a majority interest in Grande and would regain the power to direct the voting and disposition of the 15,243,283 shares beneficially owned by Grande. As disclosed in the Schedule 13D/A filed by the Reporting Persons on May 22, 2014, the Grande Restructuring Proposal includes a plan to re-list Grande on the HKSE and provides that many assets of Grande, including its shares of Emerson, would remain part of Grande. According to the public announcement issued for Grande in May 2014, the Grande Restructuring Plan will require approvals, consents and sanctions of the HKSE, courts in Hong Kong and Bermuda, and the creditors and shareholders of Grande. In addition, on June 11, 2014, Grande announced that it had received a summons issued by a creditor of Grande seeking the removal of the Provisional Liquidators. On June 1, 2015 the Provisional Liquidators for and on behalf of Grande issued a public announcement disclosing that by letter dated May 29, 2015, the HKSE decided to allow Grande to proceed with Grande’s “Updated Resumption Proposal”, subject to the satisfaction of certain conditions by December 21, 2015.

It is not possible at this time to predict whether Grande can satisfy the conditions established by the HKSE for the resumption or relisting of Grande on HKSE, or whether the Grande Restructuring Proposal will receive all necessary approvals, nor can there be any assurances regarding the timing, terms or effects of implementing the Grande Restructuring Proposal or if the Provisional Liquidators will be removed. However, even though the Provisional Liquidators continue to maintain the ability to exercise the power to direct the voting and disposition of shares, as long as the Provisional Liquidators are pursuing this restructuring proposal that would result in Grande retaining beneficial ownership of the 15,243,283 shares of Emerson common stock, the Provisional Liquidators may not be actively seeking to liquidate those shares. If the Grande Restructuring Proposal is completed as described within the public announcement issued for Grande in May 2014, it is expected that the 15,243,283 shares of Emerson common stock held of record by Grande’s subsidiary, S&T, would remain with S&T and that Grande would once again have the power to direct the voting and disposition of this 56.2% controlling interest in Emerson common stock. It is not possible at this time to predict what impact the removal of the Provisional Liquidators would have on the Grande Restructuring Proposal or Emerson and Emerson cannot predict nor provide any assurances regarding the possible effects on the Company, its shareholders, the trading price of its common stock or any other consequences that could result if the Grande Restructuring Proposal is approved and Grande again has the power to control Emerson.

The controlling ownership of the Company’s common stock by an indirect subsidiary of Grande substantially reduces the influence of other stockholders, and the interests of Grande may conflict with the interests of the Company’s other stockholders.

Grande, through one of its indirect subsidiaries, is the beneficial owner of a significant amount of the Company’s outstanding common stock as of June 23, 2015 (see Item 1 “Business — Controlling Shareholder” for disclosures regarding the approximate shareholding position of Grande in the Company). However, as described in this report, the directors of Grande no longer have the ability to exercise control over Grande or the power to direct the voting and disposition of the Company’s shares beneficially owned by Grande. Instead, the Provisional Liquidators currently have such power. As a result, Grande, through the Provisional Liquidators, currently controls significantly the approval process for actions that require stockholder approval, including: the election of the Company’s directors and the approval of mergers, sales of assets or other significant corporate transactions or matters submitted for stockholder approval. Because of Grande’s ownership position, other stockholders have little or no influence over matters submitted for stockholder approval. In addition, several provisions of the Company’s organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of its common stock. Under the terms of the Company’s certificate of incorporation, its board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The ability to issue shares of preferred stock could tend to discourage takeover or acquisition proposals not supported by its current board of directors.

Certain of the Company’s directors also may have conflicts of interests as a result of positions held with Grande or FTI Consulting (Hong Kong) Limited and have loyalties and fiduciary obligations to both Grande or FTI Consulting (Hong Kong) Limited and the Company.

Duncan Hon, the Chief Executive Officer and a director of the Company, also is an officer of certain subsidiaries of Grande. In addition, John Batchelor, the Company’s Chairman of the Board, is a Senior Managing Director with FTI Consulting (Hong Kong) Limited (“FTI”) as are the two Joint and Several Provisional Liquidators for Grande. As a result Messrs. Hon and Batchelor may have conflicts of interest when acting on behalf of the Company or on behalf of Grande, or FTI, as applicable. In addition, as described in Note 3 to the Company’s financial statements and in the Company’s previous filings with the SEC, there have been certain related party transactions between the Company and certain subsidiaries and affiliates of Grande. The Company has established adequate procedures designed to ensure that related party transactions are fair to the Company.

The loss or significant reduction in business with either of the Company’s key customers, Target and Wal-Mart, would materially and adversely affect the Company’s revenues and earnings.

The Company is highly dependent upon sales of its products to Target and Wal-Mart. For the fiscal years ended March 31, 2015 and 2014, Target accounted for approximately 51% and 58%, respectively, of the Company’s net revenues, and Wal-Mart accounted for approximately 28% and 22% of the Company’s net revenues, respectively. No other customer accounted for more than 10% of the Company’s net revenues during these periods. All customer purchases are made through purchase orders and the Company does not have any long-term contracts with its customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, Target or Wal-Mart would cause a material and adverse change in the Company’s revenues and operating results.

For example, the Company believes that its key customers will discontinue several of the Company’s product offerings during fiscal 2016, the sales of which accounted for approximately 15% of the Company’s fiscal 2015 consolidated gross product sales. The loss of these sales would have a material adverse effect on the Company’s business and results of operations unless these sales could be replaced either by sales of these or similar products to new customers or by sales of new products to these key customers. There can be no assurance that the Company would be able to increase sales at levels sufficient to offset the adverse impact of the loss of these product offerings, if at all.

The Company is dependent on a limited number of products for its sales.

We derive a substantial portion of our product revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our product revenues in the near term. For the twelve months ended March 31, 2015, the Company’s gross product sales were comprised of five product types within two categories — housewares products and audio products, and two of these product types, namely microwave ovens and compact refrigerators — both within the housewares category — generated approximately 95% of the Company’s gross product sales, with microwave ovens generating approximately 67% of the total and compact refrigerators generating approximately 28% of the total. For the twelve months ended March 31, 2014, the Company’s gross product sales were comprised of the same five product types within the same two categories — housewares products and audio products, and two of these product types, namely microwave ovens and compact refrigerators — both within the housewares category — generated approximately 93% of the Company’s gross product sales, with microwave ovens generating approximately 62% of the total and compact refrigerators generating approximately 31% of the total. Because the market for these product types and categories is characterized by periodic new product introductions, the Company’s future financial performance will depend, in part, on the successful and timely development and customer acceptance of new and enhanced versions of these product types and other products distributed by the Company. There can be no assurance that the Company will continue to be successful in marketing these products types within these categories or any other new or enhanced products. As a result of this dependence, a significant decline in pricing of, or market acceptance of these product types and categories, either in general or specifically as marketed by the Company, would have a material adverse effect on the Company’s business, financial condition and results of operation.

The loss or reduction of business of one or a combination of our microwave oven and compact refrigerator products could materially adversely affect our revenues, financial condition and results of operations.

For example, the Company believes that its key customers will discontinue several of the Company’s product offerings during fiscal 2016, the sales of which accounted for approximately 15%of the Company’s fiscal 2015 consolidated gross product sales. The loss of these sales would have a material adverse effect on the Company’s business and results of operations unless these sales could be replaced either by sales of these or similar products to new customers or by sales of new products to these key customers. There can be no assurance that the Company would be able to increase sales at levels sufficient to offset the adverse impact of the loss of these product offerings, if at all.

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

Initially, the Company withheld from the dividend paid to foreign shareholders an amount equal to the tax liability associated with such dividend. On April 7, 2010, upon a request made to the Company by its foreign controlling shareholder, S&T, the Company entered into an agreement with S&T (the “Agreement”), whereby the Company returned to S&T on April 7, 2010 that portion of the funds withheld for taxes from the dividend paid on March 24, 2010 to S&T, which the Company believed was not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits at that time. The Agreement includes provisions pursuant to which S&T agreed to indemnify the Company for any liability imposed on it as a result of the Company’s agreement not to withhold such funds for S&T’s possible tax liability and a pledge of stock as collateral. The Company continues to assert that such dividend is largely not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits. In addition, the Company also continues to assert that this transaction results in an off-balance sheet arrangement and a possible contingent tax liability of the Company, which, if recognized, would be offset by the calling by the Company on S&T of the indemnification provisions of the Agreement.

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

In September 2014, the Company, with S&T’s consent, withheld $0.5 million in cash, to be pledged as collateral against the Amended Agreement, from the dividend paid to S&T on September 30, 2014 along with such dividend paid on that date to all common stockholders. The Company holds, as of March 31, 2015, $0.5 million in cash collateral from S&T against the Amended Agreement. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes, which, together with penalties and interest, are currently estimated by the Company to be approximately $4.8 million as of March 31, 2015, $0.5 million of which is collateralized in cash held by the Company as of March 31, 2015 as described above and which is classified by the Company as restricted cash on its balance sheet. Any such liability, should it be required to be recognized by the Company, would likely have a material adverse effect on the Company’s results of operations in the period recognized. S&T is a subsidiary of Grande, which is currently in liquidation (as described above under “Controlling Shareholder”). Therefore, the ability of the Company to enforce its rights to indemnification under the Amended Agreement and to collect from S&T any additional taxes, interest and penalties due may be severely impaired.

The failure by the Company to maintain its relationships with Funai and its other licensees and distributors or the failure to obtain new licensees or distribution relationships could materially and adversely affect the Company’s revenues, earnings and business.

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

The Company depends on a limited number of suppliers for its products. If our relationships with such suppliers terminate or are otherwise impaired, we would likely experience increased costs, disruptions in the manufacture and shipment of our products and a material loss of net sales.

Although there are multiple potential suppliers for each of the Company’s products, the Company relies and is dependent on a limited number of suppliers for its main products, all of which are located outside of the United States.

The Company does not have any long-term or exclusive purchase commitments with any of its suppliers. Midea was the Company’s largest supplier and accounted for 66% of the Company’s purchases of products during fiscal 2015. The Company’s failure to maintain existing relationships with its suppliers or to establish new relationships on similar pricing and credit terms in the future could negatively affect the Company’s ability to obtain products in a timely manner. If the Company is unable to obtain an ample supply of product from its existing suppliers or secure alternative sources of supply, it may be unable to satisfy its customers’ orders, which could materially and adversely affect the Company’s revenues and relationships with its customers. Finding replacement suppliers could be a time consuming process during which the Company’s revenues and liquidity could be negatively impacted (see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”).

Increases in costs of products may materially reduce the Company’s profitability.

Factors that are largely beyond the Company’s control, such as the cost, quality and availability of the raw materials and components needed by suppliers of the Company’s products, may affect the cost of such products, and the Company may not be able to pass those costs on to its customers. As an example, when the prices of petroleum increase significantly, the Company’s profitability may be negatively impacted.

If the Company is unable to deliver products in the required amounts and in a timely fashion, the Company could experience delays or reductions in shipments to its customers, which could materially and adversely affect the Company’s revenues and relationships with its customers.

The Company’s ability to provide high quality customer service, process and fulfill orders, and manage inventory depends on the efficient and uninterrupted operation and timely and uninterrupted performance of its suppliers. The Company can provide no assurances that it will not experience operational difficulties with its suppliers, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs and increased lead times. If the Company is unable to obtain products from these factories in the required quantities and quality and in a timely fashion, the Company could experience delays or reductions in product shipments to its customers, which could negatively affect the Company’s ability to meet the requirements of its customers, as well as its relationships with its customers, which in turn could materially and adversely affect the Company’s revenues and operating results.

All the Company’s suppliers are based in China and as a result the Company is subject to risks associated with international operations and global manufacturing and sourcing including, among others:

•	currency fluctuations;

•	labor disputes, such as the 2014 Los Angeles/Long Beach port strike, and union actions;

•	potential political, economic and social instability;

•	inclement weather and natural disasters;

•	possible acts of terrorism;

•	restrictions on transfers of funds;

•	changes in import and export duties and quotas;

•	changes in domestic and international customs and tariffs;

•	uncertainties involving the costs to transport products;

•	disruptions in the global transportation network;

•	unexpected changes in regulatory environments;

•	regulatory issues involved in dealing with foreign suppliers and in exporting and importing products;

•	protection of intellectual property;

•	difficulty in complying with a variety of foreign laws;

•	difficulty in obtaining distribution and support; and

•	potentially adverse tax consequences.

Furthermore, any material disruption, slowdown or shutdown of the operation of the Company’s principal logistics providers and shippers, including without limitation as a result of labor disputes, inclement weather, natural disasters, possible acts of terrorism, availability of shipping containers and increased security restrictions, could cause delays in the Company’s ability to receive, process and fulfill customer orders and may cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused. As a result, the Company’s relationships with its customers, revenues and operating results could be materially and adversely affected.

We rely on a third-party logistics provider for the storage and distribution of our products in the United States and, if such third party logistics provider incurs any damage to the facilities where our products are stored or is unable to distribute our products as needed, it could have a material adverse effect on our results of operations and business.

We rely on a third-party logistics provider for the storage and distribution of our products. The facilities where our products are stored by such provider may also be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, communications failure or terrorism. Any material damage to the facilities where our products are stored could adversely affect our inventory and the ability of such third-party logistics provider to meet the needs of our customers. In addition, an inability to maintain our contracts with such third-party logistics providers or a disruption or slowdown in the operations of such third-party logistics providers, including as a result of damage to the facilities of such providers or a strike by such providers, could cause delays in our ability to fulfill customer orders and may cause orders to be canceled, lost or delivered late, our products to be returned or receipt of products to be refused, any of which could adversely affect our business and our results of operations. Our contract with our third-party logistics provider is terminable upon written notice by either party for convenience without cause. If we are unable to maintain our contract with our third-party logistics provider, we would be required to retain a new third party logistics provider and we may be unable to retain such third party at a cost that is acceptable to us. If our shipping costs were to increase as a result of an increase by such third-party logistics providers or as a result of obtaining a new third-party logistics provider and if we are unable to pass on these higher costs to our customers, it could have a material adverse effect on our results of operations and business.

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

The Company has operations in China and derives a significant portion of its revenue from sales of products manufactured by third parties located in China. In addition, third parties located in China and other countries located in the same region produce and supply many of the components and raw materials used in the Company’s products. Conducting an international business inherently involves a number of difficulties and risks that could materially and adversely affect the Company’s ability to generate revenues and could subject the Company to increased costs. Among the factors that may adversely affect the Company’s revenues and increase its costs are:

•	currency fluctuations which could cause an increase in the price of the components and raw materials used in the Company’s products and a decrease in its profits;

•	Chinese labor laws;

•	labor shortages affecting the Company’s facilities and its suppliers’ manufacturing facilities located in China;

•	the elimination or reduction of value-added tax refunds to Chinese factories that manufacture products for export;

•	the rise of inflation and substantial economic growth in China;

•	more stringent export restrictions in the countries in which the Company operates which could adversely affect its ability to deliver its products to its customers;

•	tariffs and other trade barriers which could make it more expensive for the Company to obtain and deliver its products to its customers;

•	political instability and economic downturns in these countries which could adversely affect the Company’s ability to obtain its products from its manufacturers or deliver its products to its customers in a timely fashion;

•	new restrictions on the sale of electronic products containing certain hazardous substances; and

•	the laws of China are likely to govern many of the Company’s supplier agreements.

Any of the factors described above may materially and adversely affect the Company’s revenues and/or increase its operating expenses.

The Company is subject to intense competition in the industry in which it operates, which could cause material changes in the selling price of its products or losses of its market share.

The housewares and consumer electronics industry is highly competitive, especially with respect to pricing and the introduction of new products and features. The Company’s products compete in the low to medium-priced sector of the housewares and consumer electronics market and compete primarily on the basis of reliability, brand recognition, quality, price, design, consumer acceptance of the Emerson® trademark and quality service and support to retailers and its customers. The Company and many of its competitors are subject to factory cost increases, and the Company expects these pressures to continue. If these pressures are not mitigated by increases in selling price or cost reductions from the Company’s suppliers or changes in product mix, or if the consumers of the Company’s products change their buying habits as a result of the Company’s actions, the Company’s revenues and profits could be substantially reduced. As compared to the Company, many of its competitors have significantly greater managerial, financial, marketing, technical and other competitive resources and greater brand recognition. As a result, the Company’s competitors may be able to (i) adapt more quickly to new or emerging technologies and changes in customer requirements; (ii) devote greater resources to the promotion and sale of their products and services; and (iii) respond more effectively to pricing pressures.

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

A significant portion of the Company’s product sales are made through third party sales representative organizations, whose members are not employees of the Company. The Company’s level of sales depends on the effectiveness of these organizations, as well as the effectiveness of its own employees. Some of these third party representatives may sell (and do sell), with the Company’s permission, competitive products of third parties as well as the Company’s products. During the Company’s fiscal years ended March 31, 2015 and March 31, 2014, these organizations were responsible for approximately 61% and 64%, respectively, of its net revenues during such periods. In addition, one of these representative organizations was responsible for a significant portion of these revenues. If any of the Company’s third party sales representative organizations engaged by the Company, especially the Company’s largest, fails to adequately promote, market and sell its products, the Company’s revenues could be significantly decreased until a replacement organization or distributor could be retained by the Company. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.

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

Forward-Looking Information

This report contains forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company’s control, and which may cause its actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through the use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the impact, if any, on the Company’s business, financial condition and results of operation arising from the appointment of the Provisional Liquidators over Grande see Item 1A “Risk Factors — Business Related Risks — “Uncertain Impact of Appointment of Provisional Liquidators for Grande, Emerson’s Controlling Shareholder”;

•	the decline in, and any further deterioration of, consumer spending for retail products, such as the Company’s products;

•	the Company’s inability to resist price increases from its suppliers or pass through such increases to its customers;

•	the loss of any of the Company’s key customers or reduction in the purchase of the Company’s products by any such customers;

•	conflicts of interest that exist based on the Company’s relationship with Grande;

•	the Company’s inability to maintain effective internal controls or the failure by its personnel to comply with such internal controls;

•	the Company’s inability to maintain its relationships with its licensees and distributors or the failure to obtain new licensees or distribution relationships on favorable terms;

•	cash generated by operating activities represents the Company’s principal source of funding and therefore the Company depends on its ability to successfully manage its operating cash flows to fund its operations;

•	the Company’s inability to anticipate market trends, enhance existing products or achieve market acceptance of new products;

•	the Company’s dependence on a limited number of suppliers for its components and raw materials;

•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;

•	changes in consumer spending and economic conditions;

•	the failure of third party sales representatives to adequately promote, market and sell the Company’s products;

•	the Company’s inability to protect its intellectual property;

•	the effects of competition;

•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;

•	changes in accounting policies, rules and practices;

•	limited access to financing or increased cost of financing; and

•	the effects of currency fluctuations between the U.S. dollar and Chinese renminbi relative to the dollar and increases in costs of production in China; and

•	the other factors listed under “Risk Factors” in this Annual Report on Form 10-K and other filings with the SEC.

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

Item 2.	PROPERTIES

The following table sets forth the material properties leased by the Company:

Facility Purpose	Approximate Square Footage	Location	Lease Expires
Corporate headquarters	5,541	Hackensack, NJ	July 2018
Hong Kong office	6,162	Hong Kong, China	July 2016
Macao office	960	Macao, China	May 2017

The Company presently relies on warehouse space from its third party logistics provider.

The Company believes that the properties used for its operations are in satisfactory condition and adequate for its present and anticipated future operations. The Company does not currently own any of the properties it occupies.

Item 3.	LEGAL PROCEEDINGS

The Company is not currently a party to any legal proceedings other than litigation matters, in most cases involving ordinary and routine claims incidental to its business. Management cannot estimate with certainty the Company’s ultimate legal and financial liability with respect to such pending litigation matters. However, management believes, based on its examination of such matters, that the Company’s ultimate liability will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	$2.20	$1.70	$1.77	$1.50
Second Quarter	2.34	1.26	2.14	1.55
Third Quarter	1.38	1.00	2.10	1.80
Fourth Quarter	1.46	1.01	2.38	1.85

There is no established trading market for the Company’s Series A convertible preferred stock, whose conversion feature expired as of March 31, 2002.

(b) Holders

At June 9, 2015, there were 215 stockholders of the Company’s common stock whose shares were registered with the Company’s transfer agent. The Company believes that the number of beneficial owners is substantially greater than the number of registered shareholders, because a large portion of the Company’s common stock is held of record in broker “street names”.

(c) Dividends

Since April 1, 2013, other than the extraordinary dividend of $0.70 per common share paid by the Company on September 30, 2014, the Company has not paid cash dividends on its common stock.

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

In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Results of Operations:

The following table summarizes certain financial information for the fiscal years ended March 31 (in thousands):

	2015	2014
Net product sales	$68,984	$70,257
Licensing revenue	7,339	7,572

Net revenues	76,323	77,829
Cost of sales	62,088	63,012
Other operating costs and expenses	661	864
Selling, general and administrative	8,829	10,434
Impairment of trademark	—	219

Operating income	4,745	3,300
Loss on settlement of litigation	—	(4,000)
Interest income, net	215	548

Income (loss) before income taxes	4,960	(152)
Provision for income tax expense (benefit)	3,067	(1,469)

Net income	$1,893	$1,317

Results of Operations — Fiscal 2015 compared with Fiscal 2014

Net product sales — Net product sales for fiscal 2015 were $69.0 million as compared to $70.3 million for fiscal 2014, a decrease of $1.3 million, or 1.8% as detailed below. The Company’s sales during fiscal 2015 and fiscal 2014 were highly concentrated among the Company’s two largest customers, Target and Wal-Mart, where gross product sales comprised approximately 88.4% and 89.4%, respectively, of the Company’s total gross product sales. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by $0.2 million and $0.3 million for fiscal 2015 and fiscal 2014, respectively.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i) Houseware product net sales decreased $0.8 million, or 1.2%, to $66.1 million in fiscal 2015 as compared to $66.9 million in fiscal 2014, principally driven by a decrease in sales of compact refrigerators and the discontinuation of wine coolers, partially offset by an increase in microwave ovens.

ii) Audio product net sales were $2.9 million in fiscal 2015 compared to $3.4 million in fiscal 2014, a decrease of $0.5 million, or 14.5%, resulting from decreased net sales of clock radios and portable audio products.

The Company believes that its key customers will discontinue several of the Company’s product offerings during fiscal 2016, the sales of which accounted for approximately 15% of the Company’s fiscal 2015 consolidated gross product sales. The loss of these sales would have a material adverse effect on the Company’s business and results of operations unless these sales could be replaced either by sales of these or similar products to new customers or by sales of new products to these key customers. There can be no assurance that the Company would be able to increase sales at levels sufficient to offset the adverse impact of the loss of these product offerings, if at all.

Licensing revenue — Licensing revenue in fiscal 2015 was $7.3 million as compared to $7.6 million for fiscal 2014, a decrease of $0.3 million, or 3.1%. The decrease in year-over-year licensing revenue for fiscal 2015 was primarily due to the recognition in fiscal 2014 of approximately $1.8 million in previously unreported royalty fees by one of the Company’s licensees, which have been collected by the Company, versus the recognition of approximately $0.5 million in fiscal 2015 of previously unreported royalty fees by this same licensee, which have been collected by the Company, partly offset by approximately $0.8 million of higher year-over-year licensing revenue earned from the Company’s largest licensee, Funai Corporation, Inc. (“Funai”), on higher year-over-year sales by Funai of products bearing the Emerson® brand name.

The Company’s largest license agreement is with Funai, which accounted for approximately 79% and 66%, respectively, of the Company’s total fiscal 2015 and fiscal 2014 licensing revenue, and which was amended during November 2013 to extend the term of the agreement until March 31, 2018. The agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the Emerson® trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, the Company receives non-refundable minimum annual royalty payments of $3.75 million each calendar year and a license fee on sales of product subject to the agreement in excess of the minimum annual royalties. During fiscal 2015 and 2014, licensing revenues of $5.8 million and $5.0 million, respectively, were earned under this agreement.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $76.3 million for fiscal 2015 as compared to $77.8 million for fiscal 2014, a decrease of $1.5 million, or 1.9%.

Cost of sales — Cost of sales includes those components as described in Note 1 “Cost of Sales” of the Notes to the Consolidated Financial Statements. In absolute terms, cost of sales decreased $0.9 million, or 1.5%, to $62.1 million in fiscal 2015 as compared to $63.0 million in fiscal 2014. Cost of sales as a percentage of net product sales was 90.0% in fiscal 2015 as compared to 89.7% in fiscal 2014. The decrease in absolute terms for fiscal 2015 as compared to fiscal 2014 was primarily related to approximately $1.6 million in reversals of reserves no longer required and the reduced net product sales, partly offset by higher year-over-year gross cost of sales as a percentage of gross sales.

Other operating costs and expenses — Other operating costs and expenses include those components as described in Note 1 “Other Operating Costs and Expenses” of the Notes to the Consolidated Financial Statements. Other operating costs and expenses as a percentage of net product sales was 1.0% in fiscal 2015 and 1.2% in fiscal 2014. In absolute terms, other operating costs and expenses was $0.7 million in fiscal 2015 as compared to $0.9 million in fiscal 2014.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 11.6% in fiscal 2015 as compared to 13.4% in fiscal 2014. Fiscal 2015 S,G&A, in absolute terms, was $8.8 million and fiscal 2014 S,G&A, in absolute terms, was $10.4 million, a decrease of $1.6 million, or 15.4%.

Analysis of S,G&A

Fiscal 2015 S,G&A included approximately $1.6 million in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors and approximately $0.3 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS, as mentioned elsewhere within this Annual Report on Form 10-K.

Fiscal 2014 S,G&A included approximately $1.2 million in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors, approximately $1.8 million in legal fees related to a lawsuit that the Company was defending against which it settled in December 2013, approximately $0.3 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS, as mentioned elsewhere within this Annual Report on Form 10-K, and approximately $0.2 million in management consulting fees pertaining to work performed for the Company’s Board of Directors.

Excluding the aforementioned items, S, G&A in both fiscal 2015 and fiscal 2014 was $6.9 million.

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

Loss on settlement of litigation — To settle the Kayne Litigation, the Company paid $4.0 million to the Kayne plaintiff’s trust account in December 2013, such funds being disbursed to the plaintiffs in May 2014, which significantly and negatively impacted fiscal 2014 results.

Interest income, net — Interest income, net, was $215,000 in fiscal 2015 as compared to $548,000 in fiscal 2014, resulting from a reduction of its investments in Certificates of Deposit during fiscal 2015.

Provision for income tax expense (benefit) — In fiscal 2015, the Company recorded income tax expense of $3.1 million, of which approximately $1.9 million was recorded in the fourth quarter of fiscal 2015, as compared to an income tax benefit of $1.5 million in fiscal 2014. See Note 5 “Income Taxes”.

Net income — As a result of the foregoing factors, the Company recorded net income of $1.9 million for fiscal 2015 as compared to $1.3 million for fiscal 2014, an increase of $0.6 million, or 43.7%.

Liquidity and Capital Resources

General

As of March 31, 2015, the Company had cash and cash equivalents of approximately $43.5 million as compared to approximately $26.3 million at March 31, 2014. Working capital decreased to $57.4 million at March 31, 2015 as compared to $73.3 million at March 31, 2014. The increase in cash and cash equivalents of approximately $17.2 million was due to the below factors.

Net cash provided by operating activities was approximately $4.5 million for fiscal 2015 resulting from $1.9 million of net income generated during the period, a $1.1 million decrease in deferred tax assets, a $0.9 million decrease in inventories, a $0.9 million decrease in prepaid expenses and other current assets, a $0.8 million increase in income taxes payable, a $0.5 million increase in due to affiliates, a $0.5 million increase in long term liabilities, a $0.3 million decrease in royalties receivable, a $0.1 million decrease in asset allowances and $0.1 million in depreciation expense, partially offset by a $1.8 million decrease in accounts payable and other current liabilities and a $0.9 million increase in prepaid purchases.

Net cash provided by investing activities was $31.7 million primarily due to $32.2 million of maturities of short term investments during fiscal 2015, partially offset by an increase in restricted cash of $0.5 million.

Net cash used by financing activities was $19.0 million for fiscal 2015 resulting from the net payment to stockholders of $18.5 million for the $0.70 per common share extraordinary dividend paid out on September 30, 2014.

Other Events and Circumstances Pertaining to Liquidity

Income Tax Issues Concerning Overseas Income

On April 15, 2013 and June 5, 2013, the Company received correspondence from the Internal Revenue Service (“IRS”) pertaining to the Company’s fiscal 2010 and fiscal 2011, including a (i) Form 5701 and Form 886-A regarding Adjusted Sales Income (collectively referred to as “NOPA 1”) and (ii) Form 5701 and Form 886-A regarding Adjusted Subpart F-Foreign Base Company Sales Income (“FBCSI”) (collectively referred to as “NOPA 2”), which challenged certain tax positions of the Company with respect to the Company’s controlled foreign corporation in Macao (the “Macao CFC”).

Although the Company continues to dispute the assessments made by the IRS as set forth in each of NOPA 1 and NOPA 2, in June 2015, following a formal IRS Appeal, the Company and the IRS agreed to settle on the following terms: (1) that the IRS would not pursue the aforementioned NOPA 1 and NOPA 2 income assessments pertaining to fiscal 2010 and fiscal 2011 provided that the Company agreed to treat 30% of the Macao CFC’s income as taxable Subpart F income in the U.S. for fiscal 2010 and fiscal 2011, and (2) that the IRS would impose no penalties for fiscal 2010 and fiscal 2011 (collectively, the “Settlement Agreement”). Based on discussions between the Company, its advisors and the IRS, the Company believes that the IRS intends to apply the Settlement Agreement’s calculation reached for the Company’s fiscal 2010 and fiscal 2011 periods to the Company’s fiscal 2012 and fiscal 2013 periods.

Based on the foregoing, the Company estimates that it is subject to additional federal and state income taxes for fiscal 2010 though fiscal 2013 of approximately $3.0 million. Of this amount, approximately $1.6 million was recorded as income tax expense in the fourth quarter of fiscal 2015, $0.5 million was recorded as income tax expense in the fourth quarter of fiscal 2014 and $0.9 million was recorded as income tax expense in the fourth quarter of fiscal 2013.

With respect to fiscal 2014 and fiscal 2015, there is some uncertainty as to what the ultimate tax treatment will be of a service fee regularly paid by the Company to the Macao CFC (the “Service Fee”). Therefore, an uncertain tax position under the requirements of ASC 740-10 “Income Tax Accounting” exists, and the Company has recorded an income tax expense and liability of approximately $0.5 million to its March 31, 2015 financial statements, $0.4 million of which was recorded in the third quarter of fiscal 2015 and $0.1 million of which was recorded in the fourth quarter of fiscal 2015, representing the maximum amount of income taxes, penalties and interest that the Company estimates it could owe for fiscal 2014 and fiscal 2015 if the Service Fee is determined to be taxable to the Company as FBCSI under the Internal Revenue Code.

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

Initially, the Company withheld from the dividend paid to foreign shareholders an amount equal to the tax liability associated with such dividend. On April 7, 2010, upon a request made to the Company by its foreign controlling shareholder, S&T, the Company entered into an agreement with S&T (the “Agreement”), whereby the Company returned to S&T on April 7, 2010 that portion of the funds withheld for taxes from the dividend paid on March 24, 2010 to S&T, which the Company believed was not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits at that time. The Agreement includes provisions pursuant to which S&T agreed to indemnify the Company for any liability imposed on it as a result of the Company’s agreement not to withhold such funds for S&T’s possible tax liability and a pledge of stock as collateral. The Company continues to assert that such dividend is largely not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits. In addition, the Company also continues to assert that this transaction results in an off-balance sheet arrangement and a possible contingent tax liability of the Company, which, if recognized, would be offset by the calling by the Company on S&T of the indemnification provisions of the Agreement.

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

In September 2014, the Company, with S&T’s consent, withheld $0.5 million in cash, to be pledged as collateral against the Amended Agreement, from the dividend paid to S&T on September 30, 2014 along with such dividend paid on that date to all common stockholders. The Company holds, as of March 31, 2015, $0.5 million in cash collateral from S&T against the Amended Agreement. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes, which, together with penalties and interest, are currently estimated by the Company to be approximately $4.8 million as of March 31, 2015, $0.5 million of which is collateralized in cash held by the Company as of March 31, 2015 as described above and which is classified by the Company as restricted cash on its balance sheet. Any such liability, should it be required to be recognized by the Company, would likely have a material adverse effect on the Company’s results of operations in the period recognized. S&T is a subsidiary of Grande, which is currently in liquidation (as described above under “Controlling Shareholder”). Therefore, the ability of the Company to enforce its rights to indemnification under the Amended Agreement and to collect from S&T any additional taxes, interest and penalties due may be severely impaired.

Credit Arrangements

Letters of Credit — The Company utilizes Hang Seng Bank to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis, although at March 31, 2015 the Company had no outstanding letters of credit. In the event that the Company does have outstanding letters of credit with Hang Seng Bank, a like amount of cash is posted by the Company as collateral against such outstanding letters of credit, and is classified by the Company as Restricted Cash on the balance sheet.

Short-term Liquidity

In fiscal 2015, products representing approximately 56% of net sales were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.

The Company’s principal existing sources of cash are generated from operations. The Company believes that its cash on hand and existing sources of cash will be sufficient to support its existing operations over the next 12 months.

As of March 31, 2015, there were no capital expenditure or other commitments other than the normal purchase orders used to secure product.

Off-Balance Sheet Arrangements

On April 7, 2010, upon a request made to the Company by its foreign controlling stockholder, S&T, the Company entered into an agreement with S&T whereby the Company returned to S&T on April 7, 2010 that portion of the taxes that the Company had withheld from the dividend paid on March 24, 2010 to S&T which the Company believed was not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits at that time, and received collateral (in the form of shares in the Company) which was sufficient to cover any claims for taxes on the dividend paid (the “Agreement”). The Company believes this transaction resulted in an off-balance sheet arrangement, which is comprised of a possible contingent tax liability of the Company, which, if recognized, would be offset by the calling by the Company on S&T of the indemnification provisions of the Agreement. In February 2011, upon the request of S&T to the Company, the Company and S&T agreed the collateral pledged as a part of the Agreement would no longer be required and this collateral was returned by the Company to S&T in March 2011 (see Note 3 “Related Party Transactions — Dividend-Related Issues with S&T”) and the Agreement was amended and restated to remove the collateral requirement but retain the indemnification provisions. The Agreement, as amended (the “Amended Agreement”), remains in effect as of today. In September 2014, the Company, with S&T’s consent, withheld $0.5 million in cash, to be pledged as collateral against the Amended Agreement, from the dividend paid to S&T on September 30, 2014 along with such dividend paid on that date to all common stockholders. The Company holds, as of March 31, 2015, $0.5 million in cash collateral from S&T against the Amended Agreement which classified by the Company as restricted cash on its balance sheet.

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

Recently-Issued Financial Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board during the twelve months ended March 31, 2015 or during the interim period between March 31, 2015 and June 23, 2015 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (Issued April 2015)

To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued.

Accounting Standards Update 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis (Issued February 2015)

The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities 2. Eliminate the presumption that a general partner should consolidate a limited partnership 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.

Accounting Standards Update 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (Issued January 2015)

This Update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement — Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.

Accounting Standards Update 2014-12, Compensation — Stock Compensation (Topic 718) Derivatives and Hedging (Topic 815): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Issued June 2014)

The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Emerson Radio Corp and Subsidiaries

We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries (the “Company”), as of March 31, 2015 and 2014, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emerson Radio Corp. and Subsidiaries as of March 31, 2015 and 2014, and the results of their operations, and their cash flows for each of the two years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ MSPC
Certified Public Accountants and Advisors, A Professional Corporation

Cranford, New Jersey

July 14, 2015

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended March 31, 2015 and 2014

	2015	2014
	(In thousands, except per share data)
Net revenues:
Net product sales	$68,984	$70,257
Licensing revenue	7,339	7,572

Net revenues	76,323	77,829
Costs and expenses:
Cost of sales	62,088	63,012
Other operating costs and expenses	661	864
Selling, general and administrative expenses	8,829	10,434
Impairment of trademark	—	219

	71,578	74,529

Operating income	4,745	3,300
Other (loss) income:
Loss on settlement of litigation	—	(4,000)
Interest income, net	215	548

	215	(3,452)

Income (loss) before income taxes	4,960	(152)
Provision for income tax expense (benefit)	3,067	(1,469)

Net income	1,893	1,317

Basic net income per share	$.07	$.05

Diluted net income per share	$.07	$.05

Weighted average shares outstanding
Basic	27,130	27,130
Diluted	27,130	27,130

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2015 and 2014

	2015	2014
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$43,485	$26,328
Restricted cash	500	—
Short term investments	—	32,194
Trade accounts receivable, net	4,275	4,354
Royalty receivable	3,522	3,865
Inventory	4,519	5,438
Prepaid purchases	2,961	2,047
Prepaid expenses and other current assets	702	1,604
Deferred tax assets	962	1,394

Total Current Assets	60,926	77,224
Property, plant, and equipment, net	77	142
Deferred tax assets	1,058	1,753
Other assets	102	130

Total Non-current Assets	1,237	2,025

Total Assets	$62,163	$79,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	2,137	3,951
Due to affiliates	500	—
Income tax payable	847	—

Total Current Liabilities	3,484	3,951
Long term liabilities	481	—

Total Non-current Liabilities	481	—

Total Liabilities	$3,965	$3,951
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at March 31, 2015 and March 31, 2014, respectively; 27,129,832 shares outstanding at March 31, 2015 and March 31, 2014, respectively	529	529
Additional paid-in capital	79,792	98,785
Accumulated deficit	(1,209)	(3,102)
Treasury stock, at cost (25,835,965 shares)	(24,224)	(24,224)

Total Shareholders’ Equity	58,198	75,298

Total Liabilities and Shareholders’ Equity	$62,163	$79,249

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended March 31, 2015 and 2014

	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
		Number of Shares	Par Value

Balance — March 31, 2013	$3,310	52,965,797	$529	$98,785	$(4,419)	$(24,224)	$73,981
Net income					$1,317		$1,317

Balance — March 31, 2014	$3,310	52,965,797	$529	$98,785	$(3,102)	$(24,224)	$75,298
Net income					$1,893		$1,893
Dividend paid				$(18,991)			$(18,991)
Loss on dissolution of subsidiary				$(2)			$(2)

Balance — March 31, 2015	$3,310	52,965,797	$529	$79,792	$(1,209)	$(24,224)	$58,198

The accompanying notes are an integral part of the consolidated financial statements

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended March 31, 2015 and 2014

	2015	2014
	(In thousands)
Cash Flows from Operating Activities:
Net income	$1,893	$1,317
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	75	88
Impairment of trademark	—	219
Changes in assets and liabilities:
Accounts receivable	(18)	3,726
Royalty receivable	343	(2,896)
Due from affiliates	—	1
Inventory	919	(1,984)
Prepaid purchases	(914)	(1,162)
Prepaid expenses and other current assets	902	(616)
Deferred tax assets	1,127	(535)
Other assets	28	(26)
Accounts payable and other current liabilities	(1,814)	(3,296)
Long term liabilities	481	—
Asset allowances, reserves and other	97	(1,705)
Capitalized leases	—	56
Due to affiliates	500	—
Income taxes payable	847	(1,281)

Net cash provided (used) by operating activities	4,466	(8,094)

Cash Flows From Investing Activities:
Short term investment	32,194	13,041
Restricted cash	(500)	70
Additions to property, plant and equipment	(10)	(28)
Loss on dissolution of subsidiary	(2)	—

Net cash provided by investing activities	31,682	13,083

Cash Flows from Financing Activities:
Dividend paid	(18,991)	—
Net decrease in short-term capital lease obligations	—	(43)
Net decrease in long-term capital lease obligations	—	(30)

Net cash (used) by financing activities	(18,991)	(73)

Net increase in cash and cash equivalents	17,157	4,916
Cash and cash equivalents at beginning of year	26,328	21,412

Cash and cash equivalents at end of year	$43,485	$26,328

Supplemental disclosures of non-cash investing and financing activities:
Cash paid for:
Interest	$—	$7
Income taxes	$58	$1,185

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

Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment. At March 31, 2015, the Company had approximately $77,000 of property, plant and equipment, net of accumulated depreciation. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topics 350 “Intangibles” and 360 “Property, Plant and Equipment”. The recoverability of assets held and used is measured by a comparison of the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. During fiscal 2014, upon completion of an analysis which showed the absence of future expected cash flows, the Company determined that the value of one of its non-strategic trademarks was fully impaired. Thus, the Company recorded an impairment charge of $0.2 million in December 2013 to write off this trademark.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets being depreciated. The cost of maintenance and repairs is charged to expense as incurred. Significant renewals and betterments are capitalized and depreciated over the remaining estimated useful lives of the related assets. At time of disposal, the cost and related accumulated depreciation are removed from the Company’s records and the difference between net carrying value of the asset and the sale proceeds is recorded as a gain or loss.

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

Cost of Sales

Cost of sales includes actual product cost, quality control costs, change in inventory reserves, duty, buying costs, the cost of transportation to the Company’s third party logistics providers’ warehouse from its manufacturers, warehousing costs, and an allocation of those selling, general and administrative expenses that are directly related to these activities.

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

The Company generally does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations and there were no foreign exchange forward contracts held by the Company at March 31, 2015 or March 31, 2014.

Advertising Expenses

Advertising expenses are charged against earnings as incurred and are included in selling, general and administrative expenses. The Company incurred no advertising expenses during fiscal 2015 or fiscal 2014.

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

The sales and marketing support accrual activity for fiscal 2015 and fiscal 2014 was as follows (in thousands):

Balance at March 31, 2013	$1,152
additions	1,529
usages	(1,883)
adjustments	(328)

Balance at March 31, 2014	$470
additions	1,504
usages	(1,175)
adjustments	(224)

Balance at March 31, 2015	$575

Interest income, net

The Company records interest as incurred. The net interest income for fiscal 2015 and 2014 consists of:

	2015	2014
	(In thousands)
Interest expense	$—	$(6)
Interest income	215	554

Interest income, net	$215	$548

Income Taxes

Deferred income taxes are recorded to account for the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets have been recorded net of an appropriate valuation allowance, to the extent management believes it is more likely than not that such assets will be realized. (See Note 5 “Income Taxes”).

Comprehensive Income

Comprehensive income is net income adjusted for foreign currency translation adjustments.

Earnings Per Common Share

Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents when dilution results from their assumed exercise.

Stock-Based Compensation

The Company accounts for all share based payments in accordance with ASC Topic 71X, “Compensation”, subtopic 718 “Compensation — Stock Compensation”. Accordingly, the computed fair value is expensed ratably over the requisite vesting period. The Company recorded no stock-based compensation costs during fiscal 2015 or fiscal 2014.

There were no stock options granted by the Company in fiscal 2015 or fiscal 2014.

Recent Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board during the twelve months ended March 31, 2015 or during the interim period between March 31, 2015 and June 23, 2015 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (Issued April 2015)

To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued.

Accounting Standards Update 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis (Issued February 2015)

The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities 2. Eliminate the presumption that a general partner should consolidate a limited partnership 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.

Accounting Standards Update 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (Issued January 2015)

This Update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement — Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.

Accounting Standards Update 2014-12, Compensation — Stock Compensation (Topic 718) Derivatives and Hedging (Topic 815): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Issued June 2014)

The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

NOTE 2 — INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of March 31, 2015 and March 31, 2014, inventories consisted exclusively of purchased finished goods.

NOTE 3 — RELATED PARTY TRANSACTIONS:

From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited (In Liquidation) (“Grande”), and one or more of Grande’s direct and indirect subsidiaries. Set forth below is a summary of such transactions.

Controlling Shareholder

The Grande Holdings Limited (In Liquidation) (“Grande”) has, together with S&T International Distribution Limited (“S&T”), a subsidiary of Grande, and Grande N.A.K.S. Ltd., a subsidiary of Grande (together with Grande, the “Reporting Persons”), filed, on June 11, 2014, a Schedule 13D/A with the Securities and Exchange Commission (“SEC”) stating that, as of the filing date, the Reporting Persons had the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 56.2%, of the outstanding common stock of Emerson. As the Reporting Persons, and by extension Grande (as their ultimate parent) have control of a majority of the outstanding shares of common stock of Emerson, Emerson is a Controlled company, as defined in Section 801(a) of the NYSE MKT Rules.

On May 31, 2011, upon application of a major creditor, the High Court of Hong Kong appointed Fok Hei Yu (who is also known by the anglicized name Vincent Fok), formerly a director and Chairman of the Board of the Company, and Roderick John Sutton, both of FTI Consulting (Hong Kong) Limited (“FTI”), as Joint and Several Provisional Liquidators over Grande. Accordingly, as of May 31, 2011, the directors of Grande no longer have the ability to exercise control over Grande or the power to direct the voting and disposition of the 15,243,283 shares beneficially owned by Grande. Instead, Mr. Fok and Mr. Sutton, as Provisional Liquidators over Grande, currently have such power. In addition, on March 20, 2013, the Provisional Liquidators provided to Emerson a written statement that they are obligated to liquidate the 15,243,283 shares in the Company beneficially owned by Grande. However, in February 2014, the Provisional Liquidators for and on behalf of Grande issued a public announcement that Grande, among other things, had been in discussions with different investors to pursue a restructuring plan and the resumption of trading of Grande’s shares on the Hong Kong Stock Exchange (“HKSE”). In addition, in May 2014, the Provisional Liquidators for and on behalf of Grande issued a public announcement disclosing that on May 2, 2014, Grande, the Provisional Liquidators and a creditor of Grande entered into an agreement to implement the “Grande Restructuring Proposal” submitted by a creditor of Grande. Based on information contained within the public announcement issued for Grande in May 2014, if the Grande Restructuring Proposal is implemented, Mr. Christopher Ho, who served as the Company’s Chairman of the Board until November 2013 and is currently the sole director of Grande, and his associates would continue to have a majority interest in Grande and would regain the power to direct the voting and disposition of the 15,243,283 shares beneficially owned by Grande. As disclosed in the Schedule 13D/A filed by the Reporting Persons on May 22, 2014, the Grande Restructuring Proposal includes a plan to re-list Grande on the HKSE and provides that many assets of Grande, including its shares of Emerson, would remain part of Grande. According to the public announcement issued for Grande in May 2014, the Grande Restructuring Plan will require approvals, consents and sanctions of the HKSE, courts in Hong Kong and Bermuda, and the creditors and shareholders of Grande. In addition, on June 11, 2014, Grande announced that it had received a summons issued by a creditor of Grande seeking the removal of the Provisional Liquidators. On June 1, 2015 the Provisional Liquidators for and on behalf of Grande issued a public announcement disclosing that by letter dated May 29, 2015, the HKSE decided to allow Grande to proceed with Grande’s “Updated Resumption Proposal”, subject to the satisfaction of certain conditions by December 21, 2015.

It is not possible at this time to predict whether Grande can satisfy the conditions established by the HKSE for the resumption or relisting of Grande on HKSE, or whether the Grande Restructuring Proposal will receive all necessary approvals, nor can there be any assurances regarding the timing, terms or effects of implementing the Grande Restructuring Proposal or if the Provisional Liquidators will be removed. However, even though the Provisional Liquidators continue to maintain the ability to exercise the power to direct the voting and disposition of shares, as long as the Provisional Liquidators are pursuing this restructuring proposal that would result in Grande retaining beneficial ownership of the 15,243,283 shares of Emerson common stock, the Provisional Liquidators may not be actively seeking to liquidate those shares. If the Grande Restructuring Proposal is completed as described within the public announcement issued for Grande in May 2014, it is expected that the 15,243,283 shares of Emerson common stock held of record by Grande’s subsidiary, S&T, would remain with S&T and that Grande would once again have the power to direct the voting and disposition of this 56.2% controlling interest in Emerson common stock. It is not possible at this time to predict what impact the removal of the Provisional Liquidators would have on the Grande Restructuring Proposal or Emerson and Emerson cannot predict nor provide any assurances regarding the possible effects on the Company, its shareholders, the trading price of its common stock or any other consequences that could result if the Grande Restructuring Proposal is approved and Grande again has the power to control Emerson.

Related Party Transactions

Rented Office Space in Hong Kong

Transactions with Brighton Marketing Limited, a subsidiary of Grande

Until May 2013, at which time these charges ceased, the Company was billed for service charges from Brighton Marketing Limited, a subsidiary of Grande, in connection with the Company’s rented office space in Hong Kong. These charges totaled approximately $1,000 for the twelve month period ended March 31, 2014. Emerson owed Brighton Marketing Limited nil at March 31, 2014 pertaining to these charges.

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

These charges totaled approximately $11,000 for the period April 1, 2013 through November 7, 2013. The Company owed nil to The Grande Properties Management Limited related to these charges at March 31, 2014.

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

Consulting Services Provided to Emerson by one of its Former Directors

Until such agreement was cancelled by the Company effective November 7, 2013, Mr. Eduard Will, a former director of Emerson, was paid consulting fees by the Company for work performed by Mr. Will related to a lawsuit that the Company settled in December 2013 and merger and acquisition research. Mr. Will was not re-elected to serve as a director of the Company at the Company’s 2013 Annual Meeting of Stockholders held on November 7, 2013. Accordingly, Mr. Will is no longer a director of the Company or a related party to the Company after November 7, 2013.

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

Initially, the Company withheld from the dividend paid to foreign shareholders an amount equal to the tax liability associated with such dividend. On April 7, 2010, upon a request made to the Company by its foreign controlling shareholder, S&T, the Company entered into an agreement with S&T (the “Agreement”), whereby the Company returned to S&T on April 7, 2010 that portion of the funds withheld for taxes from the dividend paid on March 24, 2010 to S&T, which the Company believed was not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits at that time. The Agreement includes provisions pursuant to which S&T agreed to indemnify the Company for any liability imposed on it as a result of the Company’s agreement not to withhold such funds for S&T’s possible tax liability and a pledge of stock as collateral. The Company continues to assert that such dividend is largely not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits. In addition, the Company also continues to assert that this transaction results in an off-balance sheet arrangement and a possible contingent tax liability of the Company, which, if recognized, would be offset by the calling by the Company on S&T of the indemnification provisions of the Agreement.

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

In September 2014, the Company, with S&T’s consent, withheld $0.5 million in cash, to be pledged as collateral against the Amended Agreement, from the dividend paid to S&T on September 30, 2014 along with such dividend paid on that date to all common stockholders. The Company holds, as of March 31, 2015, $0.5 million in cash collateral from S&T against the Amended Agreement. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes, which, together with penalties and interest, are currently estimated by the Company to be approximately $4.8 million as of March 31, 2015, $0.5 million of which is collateralized in cash held by the Company as of March 31, 2015 as described above and which is classified by the Company as restricted cash on its balance sheet. Any such liability, should it be required to be recognized by the Company, would likely have a material adverse effect on the Company’s results of operations in the period recognized. S&T is a subsidiary of Grande, which is currently in liquidation (as described above under “Controlling Shareholder”). Therefore, the ability of the Company to enforce its rights to indemnification under the Amended Agreement and to collect from S&T any additional taxes, interest and penalties due may be severely impaired.

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

During the period April 1, 2013 through November 7, 2013, Emerson invoiced Vigers approximately $3,000 under this arrangement. Vigers owed Emerson nil at November 7, 2013 related to this activity.

NOTE 4 — PROPERTY, PLANT, AND EQUIPMENT:

As of March 31, 2015 and 2014, property, plant and equipment is comprised of the following:

	2015	2014
	(In thousands)
Computer equipment and software	345	338
Furniture and fixtures	194	196
Machinery and equipment	12	267
Leasehold improvements	8	8

	559	809
Less accumulated depreciation and amortization	(482)	(667)

	$77	$142

Depreciation of property, plant, and equipment amounted to approximately $75,000 and $88,000 for the twelve months ended March 31, 2015 and 2014, respectively. During fiscal 2015, the Company disposed of property, plant and equipment with gross book values totaling approximately $259,000. The Company recognized a total net loss of approximately $1,000 on these disposals in fiscal 2015. During fiscal 2014, the Company disposed of property, plant and equipment with gross book values totaling approximately $412,000. The Company recognized a total net gain of approximately $2,000 on these disposals in fiscal 2014.

NOTE 5 — INCOME TAXES:

Income Tax Issues Concerning Overseas Income

On April 15, 2013 and June 5, 2013, the Company received correspondence from the Internal Revenue Service (“IRS”) pertaining to the Company’s fiscal 2010 and fiscal 2011, including a (i) Form 5701 and Form 886-A regarding Adjusted Sales Income (collectively referred to as “NOPA 1”) and (ii) Form 5701 and Form 886-A regarding Adjusted Subpart F-Foreign Base Company Sales Income (“FBCSI”) (collectively referred to as “NOPA 2”), which challenged certain tax positions of the Company with respect to the Company’s controlled foreign corporation in Macao (the “Macao CFC”).

Although the Company continues to dispute the assessments made by the IRS as set forth in each of NOPA 1 and NOPA 2, in June 2015, following a formal IRS Appeal, the Company and the IRS agreed to settle on the following terms: (1) that the IRS would not pursue the aforementioned NOPA 1 and NOPA 2 income assessments pertaining to fiscal 2010 and fiscal 2011 provided that the Company agreed to treat 30% of the Macao CFC’s income as taxable Subpart F income in the U.S. for fiscal 2010 and fiscal 2011, and (2) that the IRS would impose no penalties for fiscal 2010 and fiscal 2011 (collectively, the “Settlement Agreement”). Based on discussions between the Company, its advisors and the IRS, the Company believes that the IRS intends to apply the Settlement Agreement’s calculation reached for the Company’s fiscal 2010 and fiscal 2011 periods to the Company’s fiscal 2012 and fiscal 2013 periods.

Based on the foregoing, the Company estimates that it is subject to additional federal and state income taxes for fiscal 2010 though fiscal 2013 of approximately $3.0 million. Of this amount, approximately $1.6 million was recorded as income tax expense in the fourth quarter of fiscal 2015, $0.5 million was recorded as income tax expense in the fourth quarter of fiscal 2014 and $0.9 million was recorded as income tax expense in the fourth quarter of fiscal 2013.

With respect to fiscal 2014 and fiscal 2015, there is some uncertainty as to what the ultimate tax treatment will be of a service fee regularly paid by the Company to the Macao CFC (the “Service Fee”). Therefore, an uncertain tax position under the requirements of ASC 740-10 “Income Tax Accounting” exists, and the Company has recorded an income tax expense and liability of approximately $0.5 million to its March 31, 2015 financial statements, $0.4 million of which was recorded in the third quarter of fiscal 2015 and $0.1 million of which was recorded in the fourth quarter of fiscal 2015, representing the maximum amount of income taxes, penalties and interest that the Company estimates it could owe for fiscal 2014 and fiscal 2015 if the Service Fee is determined to be taxable to the Company as FBCSI under the Internal Revenue Code.

Other

The Company’s provision for income tax (benefit) expense for fiscal 2015 and fiscal 2014 was as follows:

	2015	2014
	(In thousands)
Current:
Federal	$(308)	$(450)
Foreign, state and other	55	(484)
Prior year federal and state, with interest	1714	0
Uncertain tax positions, federal and state	480	0
Deferred:
Federal	672	(467)
Foreign, state and other	454	(68)

Provision for income tax (benefit) expense	$3,067	$(1,469)

The Company files a consolidated federal return and certain state and local income tax returns.

The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory federal rate of 34% to earnings before income taxes for fiscal March 2015 and fiscal 2014 is analyzed below:

	2015	2014
	(In thousands)

Statutory provision	$1,702	$(52)
Foreign subsidiary	(798)	(1,009)
State taxes	336	(529)
Permanent differences	61	304
Prior year taxes	1,193	0
True up to prior year taxes	(226)	(158)
Valuation allowance	0	(234)
Increase in Uncertain Tax Positions	480	0
NOL Adjustments	319	209

Provision for income tax (benefit) expense	$3,067	$(1,469)

As of March 31, 2015 and March 31, 2014, the significant components of the Company’s deferred tax assets and liabilities were as follows:

	2015	2014
	(In thousands)
Deferred tax assets:
Current:
Accounts receivable reserves	$484	$842
Inventory reserves	411	401
Accruals	67	151

Total current deferred tax assets	962	1,394

Non-current:
Property, plant and equipment	522	669
Net operating loss and credit carry forwards	536	1,084

Total non-current deferred tax assets	1,058	1,753

Total deferred tax assets	2,020	3,147

Deferred tax liabilities:
Non-current:

Uncertain tax position		0

Total deferred tax liabilities		0

Net deferred tax assets	$2,020	$3,147

The Company has $1.4 million of U.S. federal net operating loss carry forwards (“NOLs”) as of March 31, 2015 that expire in 2034.

The Company has $0.3 million of state NOLs as of March 31, 2015 as follows (in millions $):

Loss Year (Fiscal)	Included in DTA	Expiration Year (Fiscal)

2014	$0.3 million	2034

The tax benefits related to these state net operating loss carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

Income of foreign subsidiaries before taxes was $2,367,000 for the fiscal year ended March 31, 2015 as compared to income before taxes of $2,966,000 for the fiscal year ended March 31, 2014, respectively.

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

A reconciliation of the Company’s changes in uncertain tax positions from April 1, 2014 to March 31, 2015 is as follows:

In 000’s
Total amount of unrecognized tax benefits as of April 1, 2013	$121
Gross increases in unrecognized tax benefits as a result of tax positions taken during a prior period	223
Gross decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	—
Gross increases in unrecognized tax benefits as a result of tax positions taken during the current period	257
Gross decreases in unrecognized tax benefits as a result of tax positions taken during the current period	—
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	—
Reductions to unrecognized tax benefits as a result of lapse of statute of limitations	(121)

Total amount of unrecognized tax benefits as of March 31, 2015	480

NOTE 6 — COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases warehouse and office space from non-affiliated companies, with annual commitments as follows (in thousands):

Fiscal Years	Amount
2016	260
2017	167
2018	108
2019	35
Thereafter	—

Total	$570

Rent expense resulting from leases with non-affiliated companies aggregated $790,000 and $777,000, respectively, for fiscal 2015 and 2014.

Letters of Credit:

The Company utilizes the services of one of its banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2015 and March 31, 2014, the Company had no letters of credit outstanding.

Capital Expenditure and Other Commitments:

As of March 31, 2015, there were no capital expenditure or other commitments other than the normal purchase orders used to secure product.

Employee Benefit Plan:

The Company currently sponsors a defined contribution 401(k) retirement plan which is subject to the provisions of the Employee Retirement Income Security Act. The Company matches a percentage of the participants’ contributions up to a specified amount. These contributions to the plan for fiscal 2015 and 2014 were $47,000 and $58,000, respectively, and were charged against earnings for the periods presented.

NOTE 7 — STOCK BASED COMPENSATION:

In 2004, the Company adopted the 2004 Employee Stock Options Plan. The provisions for exercise price, term and vesting schedule are, for the most part, the same as the previous Incentive Stock Option Plan. The 2004 Employee Stock Options Plan expired on its terms during fiscal 2015. The maximum aggregate number of shares of common stock available pursuant to this plan prior to its expiration was 2,500,000 shares.

There were no transactions during fiscal 2015 or fiscal 2014, and as of March 31, 2015, there were no options outstanding. At March 31, 2015 and 2014, the weighted average exercise price of exercisable options under the Program was nil.

In 2004, the Company’s Board of Directors, and the stockholders subsequently approved the 2004 Non-Employee Director Stock Option Plan, the provisions for exercise price, term and vesting schedule being, for the most part, the same as the 1994 Non-Employee Director Stock Option Plan. The 2004 Non-Employee Director Stock Option Plan expired on its terms during fiscal 2015. The maximum number of shares of Common Stock available under this plan prior to its expiration was 250,000 shares.

There were no options granted during the fiscal years ending March 31, 2015 or 2014. As of March 31, 2015, there were no options outstanding. The weighted average exercise price of exercisable options under the Non-Employee Director Stock Option Plan was nil for March 31, 2015 and 2014.

A summary of transactions under the plan for the two years ended March 31, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding — April 1, 2013	50,000	$3.13
Cancelled	(50,000)	$3.13

Outstanding — March 31, 2014	0	$0.00
Outstanding — March 31, 2015	0	$0.00

Exercisable at March 31, 2015	0	$0.00

NOTE 8 — SHAREHOLDERS’ EQUITY:

Common Shares:

Authorized common shares total 75,000,000 shares of common shares, par value $0.01 per share, of which, 27,129,832 were issued and outstanding as of March 31, 2015 and 2014. Shares held in treasury at March 31, 2015 and 2014 were 25,835,965.

Common Stock Repurchase Program:

In September 2003, the Company’s Board authorized a share repurchase programs for 2,000,000 shares. No shares were repurchased in fiscal 2015 or fiscal 2014. As of March 31, 2015, 732,377 shares remain available for repurchase under this program.

Series A Preferred Stock:

The Company has issued and outstanding 3,677 shares of Series A Preferred Stock, (“Preferred Stock”) $.01 par value, with a face value of $3,677,000, which had no determinable market value as of March 31, 2015. Effective March 31, 2002, the previously existing conversion feature of the Preferred Stock expired. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

NOTE 9 — SHORT TERM INVESTMENTS:

At March 31, 2015 and March 31, 2014, the Company held short-term investments totaling nil and $32.2 million, respectively.

The Company held $15.1 million in certificates of deposit which were classified as cash equivalents as of March 31, 2015 and $5.1 million as of March 31, 2014. The $15.1 million in certificates of deposit will mature on July 31, 2015.

NOTE 10 — NET EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share for the years ended March 31, 2015 and March 31, 2014:

	2015	2014
	(In thousands, except per share data)
Numerator:
Net income for basic and diluted earnings per share	$1,893	$1,317

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130
Effect of dilutive securities on denominator:
Options	—	—

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,130

Net income per share:
Basic and diluted income per share	$.07	$.05

For the year ended March 31, 2015, there were no outstanding instruments which were potentially dilutive.

NOTE 11 — LICENSE AGREEMENTS:

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

NOTE 12 — LEGAL PROCEEDINGS:

The Company is not currently a party to any legal proceedings other than litigation matters, in most cases involving ordinary and routine claims incidental to its business. Management cannot estimate with certainty the Company’s ultimate legal and financial liability with respect to such pending litigation matters. However, management believes, based on its examination of such matters, that the Company’s ultimate liability will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 13 — RISKS AND UNCERTAINTIES:

Customer and Licensee Concentration

For the twelve months ended March 31, 2015 and March 31, 2014, the Company’s largest two customers, Target and Wal-Mart, and largest licensee, Funai, accounted for approximately 87% and 86% of the Company’s net revenues, respectively, with Target accounting for 51% and 58%, respectively, Wal-Mart accounting for 28% and 22%, respectively, and Funai accounting for 8% and 6%, respectively. A significant decline in net sales to Target or Wal-Mart, or a significant decline in licensing revenue from Funai, would have a material adverse effect on the Company’s business, financial condition and results of operation.

Product Concentration

For the twelve months ended March 31, 2015, the Company’s gross product sales were comprised of five product types within two categories — housewares products and audio products, and two of these product types, namely microwave ovens and compact refrigerators — both within the housewares category — generated approximately 95% of the Company’s gross product sales, with microwave ovens generating approximately 67% of the total and compact refrigerators generating approximately 28% of the total. For the twelve months ended March 31, 2014, the Company’s gross product sales were comprised of the same five product types within the same two categories — housewares products and audio products, and two of these product types, namely microwave ovens and compact refrigerators — both within the housewares category — generated approximately 93% of the Company’s gross product sales, with microwave ovens generating approximately 62% of the total and compact refrigerators generating approximately 31% of the total. As a results of this dependence, a significant decline in pricing of, or market acceptance of these product types and categories, either in general or specifically as marketed by the Company, would have a material adverse effect on the Company’s business, financial condition and results of operation. Because the market for these product types and categories is characterized by periodic new product introductions, the Company’s future financial performance will depend, in part, on the successful and timely development and customer acceptance of new and enhanced versions of these product types and other products distributed by the Company. There can be no assurance that the Company will continue to be successful in marketing these products types within these categories or any other new or enhanced products.

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s two top customers, Wal-Mart and Target, accounted for 30% and 50% as of March 31, 2015, respectively, and 58% and 36% as of March 31, 2014. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The accounts receivable allowance for doubtful accounts on the Company’s total trade accounts receivable balances was $5,000 at March 31, 2015 and $11,000 at March 31, 2014. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the company’s business, financial condition and results of operation.

Supplier Concentration

The Company, during the twelve months ended March 31, 2015, procured approximately 96% of its products for resale from its three largest factory suppliers, and of these, the Company procured approximately 66% of these products from one of them. The Company, during the twelve months ended March 31, 2014, procured approximately 87% of its products for resale from its three largest factory suppliers, and of these, the Company procured approximately 64% of these products from one of them. No assurance can be given that ample supply of product would be available at current prices and on current credit terms if the Company were required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts and any resulting significant shortage of product supply would have a material adverse effect on the Company’s business, financial condition and results of operation.

NOTE 14 — GEOGRAPHIC INFORMATION:

Net revenues and long-lived assets of the Company for the fiscal years ended March 31, 2015 and March 31, 2014 are summarized below by geographic area (in thousands). Net revenues are attributed to geographic area based on location of customer.

	Year Ended March 31, 2015
	U.S.	Foreign	Consolidated
Net revenues	$76,323	$—	$76,323

Long-lived assets	$76	$103	$179

	Year Ended March 31, 2014
	U.S.	Foreign	Consolidated
Net revenues	$77,829	$—	$77,829

Long-lived assets	$129	$143	$272

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2015, there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2015.

Item 11.	EXECUTIVE COMPENSATION

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2015.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2015.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2015.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2015.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements. The following financial statements of Emerson Radio Corp. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended March 31, 2015 and 2014

Consolidated Balance Sheets as of March 31, 2015 and 2014

Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended March 31, 2015 and 2014

Notes to Consolidated Financial Statements

All financial statement schedules are omitted from this Annual Report on Form 10-K, as they are not required or applicable or the required information is included in the financial statements or notes thereto.

2. Exhibits. The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

Exhibit Number

3.1	Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

3.4	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit (3) (b) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994).

3.5	Amendment dated February 14, 1996 to the Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.6	By-Laws of Emerson (incorporated by reference to Exhibit 3.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

3.7	Amendment dated November 28, 1995 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.8	Amendment effective as of November 10, 2009 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.1 of Emerson’s Current Report on Form 8-K filed on November 16, 2009).

3.9	Amendment effective as of August 31, 2011 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.2 of Emerson’s Current Report on Form 8-K filed on September 7, 2011).

10.12	License Agreement effective as of January 1, 2001 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10) (z) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.12.1	First Amendment to License Agreement dated February 19, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.1) of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2002).

10.12.2	Second Amendment to License Agreement effective August 1, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.2) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.12.3	Third Amendment to License Agreement effective February 18, 2004 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit 10.12.3 of Emerson’s Annual Report on Form 10-K for the year ending March 31, 2004).

10.12.4	Fourth Amendment to License Agreement effective December 3, 2004 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit (10.12.4) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.12.5	Fifth Amendment to License Agreement effective May 18, 2005 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit (10.12.5) of Emerson’s Annual Report on Form 10-K for the year ending March 31, 2005).

10.12.7	Seventh Amendment to License Agreement effective December 22, 2005 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit 10.1 of Emerson’s Current Report on Form 8-K filed on December 29, 2005).

10.13	Second Lease Modification dated as of May 15, 1998 between Hartz Mountain, Parsippany and Emerson (incorporated by reference to Exhibit (10) (v) of Emerson’s Annual Report on Form 10-K for the year ended April 3, 1998).

10.13.1	Third Lease Modification made the 26th day of October, 1998 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended October 2, 1998).

10.13.2	Fourth Lease Modification made the 12th day of February, 2003 between Hartz Mountain Parsippany and Emerson (incorporated by reference to Exhibit (10.13.2) of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.13.3	Lease Agreement dated as of October 8, 2004 between Sealy TA Texas, L.P., a Georgia limited partnership, and Emerson Radio Corp. (incorporated by reference to Exhibit (10.13.3) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.13.4	Fifth Lease Modification Agreement made the 2nd day of December, 2004 between Hartz Mountain Industries, Inc. and Emerson (incorporated by reference to Exhibit (10.13.3) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.13.5	Lease Agreement (Single Tenant) between Ontario Warehouse I, Inc., a Florida corporation, as Landlord, and Emerson Radio Corp., a Delaware corporation, as Tenant, effective as of December 6, 2005 (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on January 4, 2006).

10.13.6	Letter agreement, dated November 28, 2005, between Emerson Radio Corp. and The Grande Group (Hong Kong) Limited regarding lease of office space. (Incorporated by reference to Exhibit 10.13.6 to Emerson’s Annual Report on Form 10-K for the year ended March 31, 2006).

10.13.7	Letter agreement, dated November 29, 2005, between Emerson Radio Corp. and The Grande Group (Hong Kong) Limited regarding management services for office space. (Incorporated by reference to Exhibit 10.13.7 to Emerson’s Annual Report on Form 10-K for the year ended March 31, 2006).

10.18.1	Emerson Radio Corp. 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit 1 of Emerson’s 2004 Proxy Statement).

10.18.2	Emerson Radio Corp. 2004 Non-Employee Outside Director Stock Option Plan (incorporated by reference to Exhibit 2 of Emerson’s 2004 Proxy Statement).

10.27.7	Eighth Amendment to Loan and Security Agreement dated as of December 23, 2005 among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd. and Emerson Radio International Ltd. (incorporated by reference to Exhibit 10.27.7 of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2010).

10.27.8	Ninth Amendment to Loan and Security Agreement dated as of December 23, 2005 among Emerson Radio Corp., Emerson Radio Macao Commercial Offshore Limited, Majexco Imports, Inc., Emerson Radio (Hong Kong) Ltd. and Emerson Radio International Ltd. (incorporated by reference to Exhibit 10.27.8 of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2010).

10.28.3	Stock Purchase Agreement among Emerson Radio Corp., Collegiate Pacific Inc. and Emerson Radio (Hong Kong) Limited, dated July 1, 2005 (incorporated by reference to Exhibit 2.1 to Emerson’s Current Report on Form 8-K filed on July 8, 2005).

10.29	Employment Agreement dated as of October 1, 2009 between Emerson and Duncan Hon (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on November 16, 2009).

10.30	Employment Agreement dated as of March 31, 2011 between the Company and Mr. Hon Tak Kwong (incorporated by reference to Exhibit 10.31 to Emerson’s Form 10-Q for the quarter ended September 30, 2011).

10.31	Consultancy Agreement dated as of June 26, 2012 between the Company and Mr. Ma Chi Chiu (incorporated by reference to Exhibit 10.33 to Emerson’s Form 10-K/A for the year ended March 31, 2012).

10.32	Employment Agreement dated as of August 1, 2007, as amended, between the Company and Mr. Andrew L. Davis (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on September 10, 2010).

10.33	Amendment dated March 5, 2015 to Employment Agreement dated as of August 1, 2007, as amended, between the Company and Mr. Andrew L. Davis (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on March 11, 2015).

10.34	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Emerson’s Form 10-Q for the quarter ended December 31, 2014.)

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2004).

21.1	Principal Subsidiaries of the Company as of March 31, 2014.*

23.1	Consent of Independent Registered Public Accounting Firm — MSPC, Certified Public Accountants and Advisors, Professional Corporation.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.1+	XBRL Instance Document. *

101.2+	XBRL Taxonomy Extension Schema Document. *

101.3+	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.4+	XBRL Taxonomy Extension Definition Linkbase Document. *

101.5+	XBRL Taxonomy Extension Label Linkbase Document. *

101.6+	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.
**	Furnished herewith.

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

Dated: July 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Batchelor	Chairman of the Board of Directors	July 14, 2015
John Batchelor

/s/ Lionel Choong	Vice Chairman of the Board of Directors	July 14, 2015
Lionel Choong

/s/ Duncan Hon	Chief Executive Officer and Director	July 14, 2015
Duncan Hon

/s/ Gregory Hunt	Director	July 14, 2015
Gregory Hunt

/s/ Mark Manski	Director	July 14, 2015
Mark Manski

/s/ Kareem E. Sethi	Director	July 14, 2015
Kareem E. Sethi

/s/ Terence A. Snellings	Director	July 14, 2015
Terence A. Snellings