Form 10-K/A
period 2015-03-31
EMERSON RADIO CORP
filed 2015-07-29
CIK 32621

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

Number of Common Shares outstanding at July 29, 2015: 27,129,832

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

Unless the context otherwise requires, the term “the Company” and “Emerson,” refers to Emerson Radio Corp. and its subsidiaries.

This Amendment No. 1 on Form 10-K/A (the “Form 10/KA”) to the Annual Report on Form 10-K (the “Annual Report”) of the Company for the fiscal year ended March 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2015, is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended March 31, 2015, and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Exchange Act, the Company is including with this Form 10-K/A certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on July 14, 2015 or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information regarding the current directors of Emerson Radio Corp. (“Emerson,” “us” or the “Company”).

Name	Age	Year First Became Director	Principal Occupation or Employment
John Batchelor	40	2014	John Howard Batchelor is a Senior Managing Director in the Corporate Finance and Restructuring practice of FTI Consulting, a global advisory firm assisting companies protect and enhance enterprise value, a position he has held since 2010. Mr. Batchelor has more than 18 years of experience in corporate restructuring, transaction advisory, and corporate recovery, including extensive experience in extracting value for stakeholders from difficult and illiquid situations in the People’s Republic of China, or PRC, and Asia generally across a wide number of industries. Prior to joining FTI Consulting, Mr. Batchelor began his career with Ferrier Hodgson in Melbourne in 1996. From 2009 to 2012, Mr. Batchelor served on the board of directors of Sincere Watch (Hong Kong), a HK Mainboard listed public company and between January and July 2010, Mr. Batchelor served on the board of directors of Creative Energy Solutions Holdings Limited, a HK Growth Enterprise Market listed public company. Since June 2013 Mr. Batchelor has served as a director of S&T International Distribution Limited (“S&T”), which is the record holder of approximately 56.2% of the Company’s common stock. Mr. Batchelor is a CA (Aus.) and FCPA (HK) with more than 18 years in accountancy, and is a member of the Institute of Chartered Accountants in Australia and a Fellow of the Hong Kong Institute of Certified Public Accountants. Mr. Batchelor holds a Bachelor of Commerce in Accounting and Finance from Monash University, Australia.

			Based on Mr. Batchelor’s experience in corporate restructuring, finance and management and director experience, the Board of Directors believes that he is well qualified to serve as a director of the Company.

Lionel Choong	53	2013

Lionel Choong has been the Company’s Vice Chairman of the Board and a director since November 2013. Mr. Choong is a consultant for Zenith Professionals Ltd., a position he has held since August 2004, acting Chief Financial Officer of Global Regency Ltd., a position he has held since April 2009, and Board Advisor to Really Sports Co., Ltd., a position he has held since June 2013. Mr. Choong has a wide range of experience in a variety of senior financial positions with companies in Hong Kong, the PRC and London. His experience encompasses building businesses, restructuring insolvency, corporate finance, and initial public offerings in a number of vertical markets, including branded apparel, consumer and lifestyle, consumer products, pharmaceuticals, and logistics. From June 2008 to May 2011, Mr. Choong was Chief Financial Officer of Sinobiomed, Inc., a NASDAQ-listed company. Mr. Choong is a fellow member and holds a corporate finance diploma from the Institute of Chartered Accountants in England and Wales. He is also a CPA and practicing member of the Hong Kong Institute of Certified Public Accountants and a member of the Hong Kong Securities Institute. Mr. Choong holds a Bachelor of Arts in Accountancy from London Guildhall University, UK, and a Master of Business Administration from the Hong Kong University of Science and Technology and the Kellogg School of Management at Northwestern University.

Based on Mr. Choong’s background in accounting, business and corporate finance, the Board believes that he is well qualified to serve as a director of the Company.

Name	Age	Year First Became Director	Principal Occupation or Employment
Duncan Hon	54	2009	Duncan Hon, a director of the Company since February 2009, has been the Company’s Chief Executive Officer since August 2011 and, prior to that, was the Company’s Deputy Chief Executive Officer since November 2009. Mr. Hon served as a director of Grande from January 2011 until March 2013, at which time he resigned as a director of Grande. Mr. Hon currently serves as a director and Vice Chairman of the Board of Sansui Electric Co. Ltd., which was delisted from the Tokyo Stock Exchange in May 2012. In addition to his employment with the Company, Mr. Hon is also an employee of a subsidiary of Grande which is engaged in trademark licensing. He is a member of the Hong Kong Institute of Certified Public Accountants and the Association of Chartered Certified Accountants.

			Based on Mr. Hon’s role as Chief Executive Officer of the Company and his experience in management and accounting, the Board believes that he is well qualified to serve as a director of the Company.

Greg Hunt (1)	58	2013	Gregory Hunt has been a director since November 2013. Mr. Hunt is Chief Financial Officer of Apollo Investment Corporation (AIC) a publicly traded Business Development Corporation, a position he has held since May 2012. Prior to joining Apollo, from February 2010 to May 2012, Mr. Hunt was Executive Vice President and Chief Financial Officer of Yankee Candle Company, a private company with $830 million in annual revenues. From June 2007 to November 2009, Mr. Hunt worked for Apollo affiliates as an executive responsible for investment analysis and due diligence, including direct management involvement providing strategic and operational oversight for portfolio companies. From July 2006 to June 2007, Mr. Hunt was Chief Restructuring Officer, Senior Vice President, and Chief Financial Officer of Tweeter Home Entertainment Group, a national specialty consumer electronics retailer. From 2001 to June 2006, Mr. Hunt was Co-Chief Executive Officer and Chief Financial Officer of Syratech Corporation, a privately owned $300 million tabletop, glassware, and seasonal products company. Mr. Hunt currently serves on the Board of Directors and is Chairman of the Audit Committee of LogicSource Corporation, a privately-held sourcing solutions firm. Mr. Hunt is a Certified Public Accountant, Commonwealth of Massachusetts since 1982, and holds a Bachelor of Science degree in Accounting from the University of Vermont and serves on the school’s advisory board.

			Based on Mr. Hunt’s experience in accounting, finance and management, the Board believes that he is well qualified to serve as a director of the Company.

Mark Manski	64	2013

Mark Manski has been a director since 2013. Mr. Manski joined Development Specialists, Inc., a privately-held management consulting and financial advisory services firm, to lead its New York office in January 2014 and resigned from that position in May 2015. Currently and prior to this, Mr. Manski was Founder and is Principal of Mark Manski LLC, an advisory services company formed to provide financial restructuring and distressed asset management for the benefit of financial services companies and companies in capital growth, entrepreneurial, or distressed situations. From 2010 to 2013 and prior to founding Mark Manski LLC, Mr. Manski was a Shareholder of Greenberg Traurig LLP, an international law firm, in the Business Reorganization & Financial Restructuring Practice, after which time he retired from the practice of law. From 1999 to 2010, Mr. Manski served in various positions at Barclays Capital, New York, including a position as Managing Director and as Chief Credit Officer, Real Estate, Americas. From 1993 to 1999, Mr. Manski was President and Founder of Roundhill Group, Ltd., a consulting firm specializing in providing strategic, operational, managerial, and financial services, as well as litigation support and credit policy, creditor rights, and portfolio advisory services to the financial industry. Mr. Manski holds a Juris Doctor from Suffolk University Law School and a Bachelor of Arts from the University of Massachusetts at Amherst.

Based on Mr. Manski’s experience in finance and restructuring, the Board of Directors believes that he is well qualified to serve as a director of the Company.

Name	Age	Year First Became Director	Principal Occupation or Employment
Kareem E. Sethi (1)	38	2007	Kareem E. Sethi has been a director since December 2007. Mr. Sethi has served as Managing Director of Streetwise Capital Partners, Inc. since 2003. From 1999 until 2003, Mr. Sethi was Manager, Business Recovery Services for PricewaterhouseCoopers LLP.

			Based on Mr. Sethi’s experience in accounting, corporate finance and portfolio management, the Board believes that he is well qualified to serve as a director of the Company.

Name	Age	Year First Became Director	Principal Occupation or Employment

Terence A. Snellings (1)	65	2008	Terence A. Snellings has been a director since August 2008. Until December 2009, Mr. Snellings served as Director of Finance and Administration of Refugee Resettlement and Immigration Services of Atlanta, Inc., a non-profit agency that provides an entry into the American culture for refugees. From 1986 until April 2006, Mr. Snellings served as Managing Director of Wachovia Services, Ltd., where he managed investment banking origination activities of the Asia-Pacific Group within Wachovia Securities Corporate and Investment Banking Division.

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

Executive Officers

The following table sets forth certain information regarding the executive officers of Emerson:

Name	Age	Position	Year Became Officer
Duncan Hon	54	Chief Executive Officer and Director	2009
Andrew L. Davis	47	Executive Vice President and Chief Financial Officer	2010

Duncan Hon has served as the Company’s Chief Executive Officer since August 2011 and a director of the Company since February 2009. Until his appointment as the Company’s Chief Executive Officer, Mr. Hon served as the Company’s Deputy Chief Executive Officer since November 2009. See Mr. Hon’s biographical information above.

Andrew L. Davis has served as the Company’s Executive Vice President and Chief Financial Officer since September 2010. Mr. Davis also serves as Secretary of the Company, a position to which he was elected in November 2007. Previously, from August 2007 to September 2010, Mr. Davis served as Vice President, Finance and Corporate Controller of the Company. Prior to joining the Company, Mr. Davis held various executive and managerial positions in accounting and finance with several companies, most recently CA, Inc., and prior to that, ce Global Sourcing AG. Mr. Davis is a C.P.A., holds a B.B.A. in Accounting from Iowa State University and an M.B.A. from the University of Connecticut.

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

Based solely upon a review of Forms 3 and 4 and amendments to these forms furnished to the Company, and Forms 5, along with amendments thereto, all parties subject to the reporting requirements of Section 16(a) timely filed all such required reports during and with respect to Fiscal 2015.

ITEM 11 — EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table

The following Summary Compensation Table sets forth information concerning compensation for services rendered in all capacities to the Company and its subsidiaries for Fiscal 2015 and for the fiscal year ended March 31, 2014 (“Fiscal 2014”) which was awarded to, earned by or paid to each person who served as the Company’s principal executive officer at any time during Fiscal 2015, the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers as of March 31, 2015 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the smaller reporting company as of March 31, 2015 (collectively, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)(1)	All Other Compensation ($)		Total ($)
Duncan Hon	2015	$475,000	—	—		$475,000
Chief Executive Officer	2014	$475,000	$118,750	—		$593,750
Andrew L. Davis	2015	$321,595	$41,688	$13,023	(2)	$376,306
Chief Financial Officer	2014	$295,969	$86,625	$17,444	(2)	$400,038

(1)	Represents bonus paid during the fiscal year.
(2)	Represents the incremental cost to the Company of all personnel benefits, including match for its 401(K) plan, provided to our Named Executive Officers. Such personnel benefits are available to all employees of the Company in accordance with the Company’s standard employment practices.

Employment Agreements.

During Fiscal 2015, the Company had employment agreements with certain of its Named Executive Officers, each of which is described below.

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

Andrew L. Davis. Andrew L. Davis, our Executive Vice President and Chief Financial Officer, entered into an employment agreement with the Company on August 1, 2007, which provided that Mr. Davis shall serve as the Company’s Vice President Finance and Corporate Controller. The employment agreement was further amended on March 5, 2015. The agreement, as amended, provides for, among other things, (i) an increase in Mr. Davis’s annual base salary from $317,625.00 to $333,506.25; (ii) a retention bonus in the aggregate amount of $166,753.00 (less applicable withholdings and deductions), which shall be payable in three (3) installments as follows: (a) $41,688.25 (less applicable withholdings and deductions) on March 31, 2015; (b) $41,688.25 (less applicable withholdings and deductions) on June 30, 2015; and (c) $83,376.50 (less applicable withholdings and deductions) on August 31, 2015, subject, in each case, to Mr. Davis’s continued employment on the applicable payment date, Mr. Davis having been terminated other than for cause or due to death or disability prior to the applicable payment date or Mr. Davis having resigned for good reason prior to the applicable payment date and (iii) in the event of a termination of his employment other than for cause or due to death or disability or a resignation for good reason, continuation of his base salary, at the rate then in effect, for a period of six months, payable in accordance with the Company’s customary payroll practices and procedures, subject to a customary release agreement.

Under Mr. Davis’s employment agreement, as amended, the terms below are generally defined as follows:

“cause” means Mr. Davis’s (i) material default or other material breach of his obligations under the agreement, subject to notice requirements and cure periods as set forth in the agreement; (ii) willful failure to perform material duties under the agreement that are reasonably assigned to him by the Company, subject to notice requirements and cure periods as set forth in the agreement; (iii) gross negligence or willful misconduct in the performance of his duties under the agreement, subject to notice requirements and cure periods as set forth in the agreement; or (iv) dishonesty, insubordination, or other willful act detrimental to the Company or its good will or damaging to its relationships with its customers, investors, suppliers, or employees, including, without limitation, (A) use of alcohol or illegal drugs such as to interfere with the performance of his obligations under the agreement , (B) conviction of or plea of guilty or no contest to a felony or any crime involving moral turpitude, dishonesty, or theft, and (C) material failure to comply with applicable laws or governmental regulations with respect to Company operations or the performance of his duties; provided however that no act or failure to act, on the part of Mr. Davis, shall constitute “cause” unless it is done, or omitted to be done, by Mr. Davis in bad faith or without Mr. Davis’s reasonable belief that his action or omission was (i) in the best interest of the Company, (ii) necessary to preserve the Company’s or Mr. Davis’s own reputation and/or (iii) required to comply with applicable laws, rule or regulations; and

“good reason” means that Mr. Davis has complied with the appropriate notice procedures following the occurrence of any of the following without the executive’s prior written consent: (i) a reduction in Mr. Davis’s base salary; (ii) a material diminution in Mr. Davis’s position (other than temporarily due to illness or injury or as required by applicable law); (iii) a material breach of the Company’s payment obligations to Mr. Davis; or (iv) Mr. Davis is directed by the Company to engage in conduct that he reasonably believes is unlawful, unethical or immoral; provided, that, in each case, the Company has failed to cure such occurrence within 30 days after receipt of the appropriate notice from Mr. Davis.

Outstanding Equity Awards at Fiscal Year End

None of the Company’s Named Executive Officers held any outstanding equity awards at March 31, 2015.

Compensation of Directors

During Fiscal 2015, our directors and former directors who were not employees (“Outside Directors”), specifically Messrs. Batchelor, Choong, Vincent Fok (who served as a director until the annual meeting held on October 8, 2014), Hunt, Manski, Sethi and Snellings were paid $33,669, $149,140, $36,332, $89,500, $176,393, $91,834 and $166,473, respectively, for serving on the Board and on our various committees during the period. The Company does not compensate directors who are employees of the Company for their services as directors.

Outside Directors are each paid an annual director’s fee of $50,000. The Outside Director serving as the Chairman of the Board receives an additional annual fee of $20,000. Each Outside Director serving on the audit committee of the Board receives an additional fee of $15,000 per annum with no additional fee for serving as chairman of the audit committee. The Outside Director serving as the Chairman of the special committee receives an additional fee of $20,000 per month. Each Outside Director serving on the special committee of the Board receives an additional fee of $12,500 per month. The Company does not pay any additional fees for attendance at meetings of the Board or the committees. Audit committee fees are paid in four equal quarterly installments per annum and special committee fees are paid in monthly installments. Audit committee and special committee fees are pro-rated in situations where an Outside Director serves less than a full one year or periodic term.

Additionally, the Company’s directors are reimbursed their expenses for attendance at meetings.

The following table provides certain information with respect to the compensation earned or paid to the Company’s Outside Directors during Fiscal 2015.

Directors Compensation

Name	Fees Earned or Paid in Cash ($)	Total ($)
John Howard Batchelor	$33,669	$33,669
Lionel Choong	$149,140	$149,140
Vincent Fok	$36,332	$36,332
Greg Hunt	$89,500	$89,500
Mark Manski	$176,393	$176,393
Kareem E. Sethi	$91,834	$91,834
Terence A. Snellings	$166,473	$166,473

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 29, 2015, the beneficial ownership of (i) each current director; (ii) each of the Company’s Named Executive Officers; (iii) the Company’s current directors and executive officers as a group; and (iv) each stockholder known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock. Common stock beneficially owned and percentage ownership as of July 29, 2015 was based on 27,129,832 shares outstanding. Except as otherwise noted, the address of each of the following beneficial owners is c/o Emerson Radio Corp., 3 University Plaza, suite 405, Hackensack, New Jersey 07601.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
John Howard Batchelor	0		0%
Lionel Choong	0		0%
Duncan Hon	0		0%
Greg Hunt	0		0%
Mark Manski	0		0%
Kareem E. Sethi	0		0%
Terence A. Snellings	0		0%
Andrew L. Davis	0		0%
S&T International Distribution Limited	15,243,283	(2)	56.2	%(2)
Lloyd I. Miller, III (3)	1,571,298		5.8%
All Directors and Executive Officers as a Group (8 persons)	0		0

(1)	Based on 27,129,832 shares of common stock outstanding as of July 29, 2015. Each beneficial owner’s percentage ownership of common stock is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of July 29, 2015 have been exercised. Except as otherwise indicated, the beneficial ownership table does not include common stock issuable upon exercise of outstanding options, which are not currently exercisable within 60 days of July 29, 2015. Except as otherwise indicated and based upon the Company’s review of information as filed with the SEC, the Company believes that the beneficial owners of the securities listed have sole or shared investment and voting power with respect to such shares, subject to community property laws where applicable.
(2)	Grande, a Bermuda corporation, has, together with S&T International Distribution Limited (“S&T”), a subsidiary of Grande, and Grande N.A.K.S. Ltd., a subsidiary of Grande (together with Grande, the “Reporting Persons”), had the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 56.2%, of the outstanding common stock of Emerson. On May 31, 2011, upon application of a major creditor, the High Court of Hong Kong appointed Fok Hei Yu (who is also known by the anglicized name Vincent Fok), a former director, and Roderick John Sutton, both of FTI Consulting (Hong Kong) Limited (“FTI”), as Joint and Several Provisional Liquidators over Grande (the “Provisional Liquidators over Grande”). Accordingly, as of May 31, 2011, the directors of Grande no longer have the ability to exercise control over Grande or the power to direct the voting and disposition of the 15,243,283 shares described in this footnote (2). Instead, Mr. Fok, as a Provisional Liquidator over Grande, has such power. Information with respect to the ownership of these shares was obtained from a Schedule 13D/A filed with the SEC on July 9, 2014.
(3)	Lloyd I. Miller, III has sole voting and dispositive power with respect to 1,526,798 of the reported securities and shared voting and dispositive power with respect to 44,500 of the reported securities. The address of Lloyd I. Miller, III is 3300 South Dixie Highway, Suite 1-365, West Palm Beach, Florida 33405. Information with respect to the ownership of these shares was obtained from a Schedule 13D/A filed with the SEC on July 28, 2015.

Equity Compensation Plan Information

The Company did not have any equity compensation plans in existence as of March 31, 2015.

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

In September 2014, the Company, with S&T’s consent, withheld $0.5 million in cash, to be pledged as collateral against the Amended Agreement, from the dividend paid to S&T on September 30, 2014 along with such dividend paid on that date to all common stockholders. The Company holds, as of March 31, 2015, $0.5 million in cash collateral from S&T against the Amended Agreement. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes, which, together with penalties and interest, are currently estimated by the Company to be approximately $4.8 million as of March 31, 2015, $0.5 million of which is collateralized in cash held by the Company as of March 31, 2015. Any such liability, should it be required to be recognized by the Company, would likely have a material adverse effect on the Company’s results of operations in the period recognized. S&T is a subsidiary of Grande, which is currently in liquidation (as described above under “Controlling Shareholder”). Therefore, the ability of the Company to enforce its rights to indemnification under the Amended Agreement and to collect from S&T any additional taxes, interest and penalties due may be severely impaired.

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

Indemnification of Officers and Directors

We have entered into indemnification agreements with each of our current directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We also intend to enter into indemnification agreements with our future directors and executive officers.

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

Director Independence

The Company’s Board presently consists of seven directors — Messrs. Batchelor, Choong, Hon, Hunt, Manski, Sethi and Snellings. The Board has determined that five of the seven current directors, Messrs. Choong, Hunt, Manski, Sethi and Snellings, meet the definition of independence as established by the NYSE MKT listing standards and applicable SEC rules.

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

•	Audit Fees. Audit fees billed to the Company by MSPC for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K, and reviews by MSPC of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, for the fiscal years ended March 31, 2015 and 2014 totaled approximately $175,000 and $175,000, respectively.

•	Audit-Related Fees. The Company was billed approximately $55,000 and $55,000 by MSPC for the fiscal years ended March 31, 2015 and 2014, respectively, for audit procedures which it performed in connection with an audit of the Company’s majority shareholder’s consolidated financial statement for its fiscal years ended December 31, 2014 and 2013, portions of which were credited to the Company’s audit fees for the audit of its financial statements for the fiscal years ended March 31, 2015 and 2014, such Audit-Related Fees not reported under the caption Audit Fees above.

•	Tax Fees. MSPC billed the Company an aggregate of $60,000 and $60,000 for the fiscal years ended March 31, 2015 and 2014, respectively, for tax services, principally related to the preparation of income tax returns and related consultation.

•	All Other Fees. The Company was not billed by MSPC for the fiscal years ended March 31, 2015 and 2014, respectively, for any permitted non-audit services.

Applicable law and regulations provide an exemption that permits certain services to be provided by the Company’s outside auditors even if they are not pre-approved. The Company has not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

PART IV.

ITEM 15 — Exhibits, Financial Statement Schedules

a (3) Exhibits. The following exhibits are filed with this Amendment No. to the Annual Report on Form 10-K/A.

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

Dated: July 29, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Howard Batchelor	Chairman of the Board of Directors	July 29, 2015
John Howard Batchelor

/s/ Lionel Choong	Vice Chairman of the Board of Directors	July 29, 2015
Lionel Choong

/s/ Duncan Hon	Chief Executive Officer and Director	July 29, 2015
Duncan Hon

/s/ Gregory Hunt	Director	July 29, 2015
Gregory Hunt

/s/ Mark Manski	Director	July 29, 2015
Mark Manski

/s/ Kareem E. Sethi	Director	July 29, 2015
Kareem E. Sethi

/s/ Terence A. Snellings	Director	July 29, 2015
Terence A. Snellings