Form 10-Q
period 2015-06-30
EMERSON RADIO CORP
filed 2015-08-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of common stock as of August 14, 2015: 27,129,832.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except earnings per share data)

	Three Months Ended June 30
	2015	2014
Net Revenues:
Net product sales	$18,287	$24,842
Licensing revenue	1,225	1,101

Net revenues	19,512	25,943
Costs and expenses:
Cost of sales	17,005	22,409
Other operating costs and expenses	74	317
Selling, general and administrative expenses	2,320	2,426

	19,399	25,152
Operating income	113	791
Other income:
Interest income, net	39	65

Income before income taxes	152	856
Provision for income taxes	31	205

Net income	$121	$651

Net income per share:
Basic	$.00	$.02
Diluted	$.00	$.02
Weighted average shares outstanding:
Basic	27,130	27,130
Diluted	27,130	27,130

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	June 30, 2015	March 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$27,670	$43,485
Restricted cash	500	500
Short term investments	15,097	—
Trade accounts receivable, net	9,341	4,275
Royalty receivable	1,433	3,522
Inventory	4,520	4,519
Prepaid purchases	1,002	2,961
Prepaid expenses and other current assets	472	702
Deferred tax assets	961	962

Total Current Assets	60,996	60,926
Property, plant and equipment, net	60	77
Deferred tax assets	1,076	1,058
Other assets	126	102

Total Non-current Assets	1,262	1,237

Total Assets	$62,258	$62,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	1,996	2,137
Due to affiliates	500	500
Income tax payable	918	847

Total Current Liabilities	3,414	3,484

Long-term income tax payable	525	481

Total Liabilities	3,939	3,965
Shareholders’ equity:
Preferred shares -$.01 par value, 10,000,000 shares authorized at June 30, 2015 and March 31, 2015, respectively; 3,677 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively; liquidation preference of $3,677,000 at June 30, 2015 and March 31, 2015, respectively	3,310	3,310
Common shares — $.01 par value, 75,000,000 shares authorized, 52,965,797 shares issued at June 30, 2015 and March 31, 2015, respectively; 27,129,832 shares outstanding at June 30, 2015 and March 31, 2015, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(1,088)	(1,209)
Treasury stock, at cost, 25,835,965 shares	(24,224)	(24,224)

Total Shareholders’ Equity	58,319	58,198

Total Liabilities and Shareholders’ Equity	$62,258	$62,163

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended June 30
	2015	2014
Cash Flows from Operating Activities:
Net income	$121	$651
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	17	8
Changes in assets and liabilities:
Trade accounts receivable	(5,057)	(12,847)
Royalty receivable	2,089	2,797
Inventory	(1)	(3,492)
Prepaid purchases	1,959	726
Prepaid expenses and other current assets	230	310
Deferred tax assets and liabilities	(17)	149
Other assets	(24)	10
Accounts payable and other current liabilities	(141)	751
Long term liabilities	44	—
Asset allowances, reserves and other	(9)	362
Income taxes payable	71	—

Net cash (used) by operating activities	(718)	(10,575)

Cash Flows from Investing Activities:
Short term investment	(15,097)	32,194
Restricted cash	—	(73)

Net cash (used) provided by investing activities	(15,097)	32,121

Cash Flows from Financing Activities:

Net cash used by financing activities	—	—

Net (decrease) increase in cash and cash equivalents	(15,815)	21,546
Cash and cash equivalents at beginning of period	43,485	26,328

Cash and cash equivalents at end of period	$27,670	$47,874

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$32

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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2015 and the results of operations for the three month periods ended June 30, 2015 and June 30, 2014. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2015 (“fiscal 2015”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2015.

The results of operations for the three month period ended June 30, 2015 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ending March 31, 2016 (“fiscal 2016”).

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

NOTE 2 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended June 30
	2015	2014
Numerator:
Net income	$121	$651

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130
Effect of dilutive securities on denominator:
Options (computed using the treasury stock method)	—	—

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,130

Basic and diluted earnings per share	$.00	$.02

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at June 30, 2015 consisted of common stock and Series A convertible preferred stock. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At June 30, 2015, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of June 30, 2015 and March 31, 2015, inventories consisted of the following (in thousands):

	June 30, 2015	March 31, 2015
Finished goods	$4,520	$4,519

NOTE 5 — INCOME TAXES

Income Tax Issues Concerning Overseas Income

On April 15, 2013 and June 5, 2013, the Company received correspondence from the Internal Revenue Service (“IRS”) pertaining to the Company’s fiscal 2010 and fiscal 2011 periods, including a (i) Form 5701 and Form 886-A regarding Adjusted Sales Income (collectively referred to as “NOPA 1”) and (ii) Form 5701 and Form 886-A regarding Adjusted Subpart F-Foreign Base Company Sales Income (“FBCSI”) (collectively referred to as “NOPA 2”), which challenged certain tax positions of the Company with respect to the Company’s controlled foreign corporation in Macao (the “Macao CFC”).

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

With respect to fiscal 2014, fiscal 2015 and the first quarter of fiscal 2016, there is some uncertainty as to what the ultimate tax treatment will be of a service fee regularly paid by the Company to the Macao CFC (the “Service Fee”). Therefore, an uncertain tax position under the requirements of ASC 740-10 “Income Tax Accounting” exists, and the Company has recorded an income tax liability of approximately $0.5 million to its June 30, 2015 financial statements, approximately 0.1 million of which was recorded as income tax expense in the fourth quarter of fiscal 2015 and approximately $0.4 million of which was recorded income tax expense in the third quarter of fiscal 2015, representing the maximum amount of income taxes, penalties and interest that the Company estimates it could owe for fiscal 2014, fiscal 2015 and the first quarter of fiscal 2016 if the Service Fee is determined to be taxable to the Company as FBCSI under the Internal Revenue Code.

Other

At June 30, 2015, the Company had approximately $1.5 million of U.S. federal net operating loss carry forwards and approximately $0.3 million of U.S. state net operating loss carry forwards included in net deferred tax assets that are available to offset future taxable income and can be carried forward for 20 years. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized through tax planning strategies available in future periods and through future profitable operating results. The amount of the deferred tax asset considered realizable could be reduced or eliminated if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carry forward period are reduced. If management determines that the Company would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

Jurisdiction	Open tax years
U.S. federal	2009-2014
States	2009-2014

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

In September 2014, the Company, with S&T’s consent, withheld $0.5 million in cash, to be pledged as collateral against the Amended Agreement, from the dividend paid to S&T on September 30, 2014 along with such dividend paid on that date to all common stockholders. The Company holds, as of June 30, 2015, $0.5 million in cash collateral from S&T against the Amended Agreement. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes, which, together with penalties and interest, are currently estimated by the Company to be approximately $4.9 million as of June 30, 2015, $0.5 million of which is collateralized in cash held by the Company as of June 30, 2015 as described above and which is classified by the Company as restricted cash on its balance sheet. Any such liability, should it be required to be recognized by the Company, would likely have a material adverse effect on the Company’s results of operations in the period recognized. S&T is a subsidiary of Grande, which is currently in liquidation (as described above under “Controlling Shareholder”). Therefore, the ability of the Company to enforce its rights to indemnification under the Amended Agreement and to collect from S&T any additional taxes, interest and penalties due may be severely impaired.

NOTE 7 — BORROWINGS

Short-term Borrowings

Letters of Credit – The Company has used Hang Seng Bank in the past to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis, although no letter of credit agreement is in place between the Company and Hang Seng Bank or any financial institution. The last letter of credit placed with Hang Seng Bank on this basis was in May 2014. At June 30, 2015, the Company had no outstanding letters of credit. In the event that the Company does have outstanding letters of credit with Hang Seng Bank, a like amount of cash is posted by the Company as collateral against such outstanding letters of credit and is classified as Restricted Cash on the balance sheet.

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

NOTE 9 — SHORT TERM INVESTMENTS

At June 30, 2015 and March 31, 2015, the Company held short-term investments totaling $15.1 million and nil, respectively. These investments were comprised of bank certificates of deposit which matured on July 31, 2015.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through the Company’s use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the impact, if any, on the Company’s business, financial condition and results of operation arising from the appointment of the Provisional Liquidators over Grande;

•	the impact, if any, on the Company’s business, financial condition and results of operation arising if there is a successful completion of the resumption plan by Grande;

•	the loss of any of the Company’s key customers or reduction in the purchase of the Company’s products by any such customers;

•	the Company’s inability to resist price increases from its suppliers or pass through such increases to its customers;

•	conflicts of interest that exist based on the Company’s relationship with Grande;

•	the decline in, and any further deterioration of, consumer spending for retail products, such as the Company’s products;

•	the Company’s inability to maintain effective internal controls or the failure by its personnel to comply with such internal controls;

•	the Company’s inability to maintain its relationships with its licensees and distributors or the failure to obtain new licensees or distribution relationships on favorable terms;

•	cash generated by operating activities represents the Company’s principal source of funding and therefore the Company depends on its ability to successfully manage its operating cash flows to fund its operations;

•	the Company’s inability to anticipate market trends, enhance existing products or achieve market acceptance of new products;

•	the Company’s dependence on a limited number of suppliers for its components and raw materials;

•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;

•	the Company’s dependence on a third party logistics provider for the storage and distribution of products in the United States;

•	changes in consumer spending and economic conditions;

•	the failure of third party sales representatives to adequately promote, market and sell the Company’s products;

•	the Company’s inability to protect its intellectual property;

•	the effects of competition;

•	inability to distribute our products in a timely fashion, including as a result of labor disputes;

•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;

•	changes in accounting policies, rules and practices;

•	limited access to financing or increased cost of financing;

•	the effects of currency fluctuations between the U.S. Dollar and Chinese renminbi relative to the dollar and increases in costs of production in People’s Republic of China; and

•	the other factors listed under “Risk Factors” in the Company’s Form 10-K, as amended, for the fiscal year ended March 31, 2015 and other filings with the Securities and Exchange Commission (the “SEC”).

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

Results of Operations

The following table summarizes certain financial information for the three month periods ended June 30, 2015 (first quarter of fiscal 2016) and June 30, 2014 (first quarter of fiscal 2015) (in thousands):

	Three months ended June 30
	2015	2014
Net product sales	$18,287	$24,842
Licensing revenue	1,225	1,101

Net revenues	19,512	25,943
Cost of sales	17,005	22,409
Other operating costs and expenses	74	317
Selling, general and administrative expenses	2,320	2,426

Operating income	113	791
Interest income, net	39	65

Income before income taxes	152	856
Provision for income taxes	31	205

Net income	$121	$651

Net product sales — Net product sales for the first quarter of fiscal 2016 were $18.3 million as compared to $24.8 million for fiscal 2015, a decrease of $6.5 million, or 26.4%. The Company’s sales during the first quarters of fiscal 2016 and 2015 were highly concentrated among the Company’s two largest customers, where gross product sales comprised approximately 91.2% and 89.4%, respectively, of the Company’s total gross product sales. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by nil and $0.1 million for the first quarters of fiscal 2016 and fiscal 2015, respectively.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i) Houseware product net sales decreased $6.4 million, or 26.3%, to $17.8 million in the first quarter of fiscal 2016 as compared to $24.2 million in the first quarter of fiscal 2015, on decreased net sales of microwave ovens, driven mainly by product discontinuations by the Company’s key customers and the effects of the 2014/2015 Los Angeles/Long Beach port strike, partially offset by increases in net sales of compact refrigeration and wine products. Due primarily to the aforementioned product discontinuations, the Company expects its net product sales for the second quarter and full year of fiscal 2016 to continue to decrease as compared to the second quarter and full year of fiscal 2015, respectively.

ii) Audio product net sales were $0.5 million in the first quarter of fiscal 2016 as compared to $0.7 million in the first quarter of fiscal 2015, a decrease of $0.2 million, or 28.8%, resulting from decreased net sales of the Company’s clock radio and portable audio product offerings, driven by competitive activity in the space.

Licensing revenue — Licensing revenue in the first quarter of fiscal 2016 was $1.2 million as compared to $1.1 million in the first quarter of fiscal 2015, an increase of $0.1 million, or 11.3%, due to the execution during the second quarter of fiscal 2015 of a licensing agreement renewal with one of the Company’s non-strategic licensees.

The Company’s largest license agreement is with Funai Corporation, Inc. (“Funai”), which accounted for approximately 76% and 85% of the Company’s total licensing revenue for the first quarter of fiscal 2016 and fiscal 2015, respectively. The license agreement was amended in November 2013 to extend the term until March 31, 2018. The agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the Emerson® trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, the Company receives non-refundable minimum annual royalty payments of $3.75 million each calendar year and a license fee on sales of product subject to the agreement in excess of the minimum annual royalties. During both the first quarter of fiscal 2016 and 2015, licensing revenues of $0.9 million were earned under this agreement.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $19.5 million in the first quarter of fiscal 2016 as compared to $25.9 million in the first quarter of fiscal 2015, a decrease of $6.4 million, or 24.8%.

Cost of sales — In absolute terms, cost of sales decreased $5.4 million, or 24.1%, to $17.0 million in the first quarter of fiscal 2016 as compared to $22.4 million in the first quarter of fiscal 2015. The decrease was primarily related to the decreased net product sales and higher year-over-year cost of sales as a percentage of sales. Cost of sales, as a percentage of net product sales was 93.0% in the first quarter of fiscal 2016 as compared to 90.2% in the first quarter of fiscal 2015.

The Company purchases the products it sells from a limited number of factory suppliers. For the first quarter of fiscal 2016 and fiscal 2015, 97% and 94%, respectively, of such purchases were from the Company’s largest two suppliers.

Other operating costs and expenses — Other operating costs and expenses as a percentage of net product sales were 0.4% in the first quarter of fiscal 2016 and 1.3% in the first quarter of fiscal 2015. In absolute terms, other operating costs and expenses decreased $243,000, or 76.7%, to $74,000 in the first quarter of fiscal 2016 as compared to $317,000 in the first quarter of fiscal 2015 resulting primarily from lower returns processing costs.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 11.9% in the first quarter of fiscal 2016 as compared to 9.4% in the first quarter of fiscal 2015. S,G&A, in absolute terms, decreased $0.1 million, or 4.4%, to $2.3 million in the first quarter of fiscal 2016 as compared to $2.4 million in the first quarter of fiscal 2015.

Analysis of S,G&A

The first quarter of fiscal 2016 S,G&A included approximately $0.4 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS, as mentioned elsewhere within this Quarterly Report on Form 10-Q.

The first quarter of fiscal 2015 S,G&A included approximately $0.6 million in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors and approximately $0.1 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS, as mentioned elsewhere within this Quarterly Report on Form 10-Q.

Excluding the aforementioned items, first quarter fiscal 2016 S,G&A was $1.9 million and first quarter fiscal 2015 S,G&A was $1.7 million, an increase of $0.2 million, or 11.8%, primarily due to $0.1 million in higher director fees and a $0.1 million expenditure in the first quarter of fiscal 2016 to conduct audits of certain non-strategic licensees of the Company.

Interest income, net — Interest income, net, was $39,000 in the first quarter of fiscal 2016 as compared to $65,000 in the first quarter of fiscal 2015 resulting from a reduction in year-over-year investments in Certificates of Deposit.

Provision for income taxes — In the first quarter of fiscal 2016 the Company recorded income tax expense of $31,000 as compared to $205,000 in the first quarter of fiscal 2015.

Net income — As a result of the foregoing factors, the Company’s net income was $0.1 million in the first quarter of fiscal 2016 as compared to net income of $0.7 million in the first quarter of fiscal 2015, a decrease of $0.6 million, or 81.4%.

Liquidity and Capital Resources

General

As of June 30, 2015, the Company had cash and cash equivalents of approximately $27.7 million, as compared to approximately $47.9 million of June 30, 2014. Working capital decreased to $57.6 million at June 30, 2015 as compared to $73.8 million at June 30, 2014. The decrease in cash and cash equivalents of approximately $20.2 million was primarily due to the payment of a dividend of $19.0 million, an increase in short term investments of $15.1 million, a decrease in accounts payable of $2.7 million, an increase in restricted cash of $0.4 million and an increase in royalty receivables of $0.4 million, partially offset by a decrease in accounts receivable of $7.5 million, a decrease in inventory of $4.4 million, income generated by the Company during the prior 12 months of $1.4 million, a decrease in deferred tax assets of $1.0 million, an increase in income tax payable of $0.9 million, a decrease in prepaid expenses of $0.8 million, an increase in long term liabilities of $0.5 million, an increase in due to affiliates of $0.5 million, and a decrease in prepaid purchases of $0.3 million.

Cash flow used by operating activities was $0.7 million for the three months ended June 30, 2015, resulting primarily from an increase in accounts receivable and a decrease in accounts payable and other current liabilities, partially offset by a decrease in royalty receivable, a decrease in prepaid purchases, a decrease in prepaid expenses and other current assets and the net income generated by the Company, during the period.

Net cash used by investing activities was $15.1 million for the three months ended June 30, 2015, which was due to an increase in short term investments.

Net cash used by financing activities was nil for the three months ended June 30, 2015.

Other Events and Circumstances Pertaining to Liquidity

Income Tax Issues Concerning Overseas Income

On April 15, 2013 and June 5, 2013, the Company received correspondence from the Internal Revenue Service (“IRS”) pertaining to the Company’s fiscal 2010 and fiscal 2011 periods, including a (i) Form 5701 and Form 886-A regarding Adjusted Sales Income (collectively referred to as “NOPA 1”) and (ii) Form 5701 and Form 886-A regarding Adjusted Subpart F-Foreign Base Company Sales Income (“FBCSI”) (collectively referred to as “NOPA 2”), which challenged certain tax positions of the Company with respect to the Company’s controlled foreign corporation in Macao (the “Macao CFC”).

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

With respect to fiscal 2014, fiscal 2015 and the first quarter of fiscal 2016, there is some uncertainty as to what the ultimate tax treatment will be of a service fee regularly paid by the Company to the Macao CFC (the “Service Fee”). Therefore, an uncertain tax position under the requirements of ASC 740-10 “Income Tax Accounting” exists, and the Company has recorded an income tax liability of approximately $0.5 million to its June 30, 2015 financial statements, approximately 0.1 million of which was recorded as income tax expense in the fourth quarter of fiscal 2015 and approximately $0.4 million of which was recorded income tax expense in the third quarter of fiscal 2015, representing the maximum amount of income taxes, penalties and interest that the Company estimates it could owe for fiscal 2014, fiscal 2015 and the first quarter of fiscal 2016 if the Service Fee is determined to be taxable to the Company as FBCSI under the Internal Revenue Code.

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

In September 2014, the Company, with S&T’s consent, withheld $0.5 million in cash, to be pledged as collateral against the Amended Agreement, from the dividend paid to S&T on September 30, 2014 along with such dividend paid on that date to all common stockholders. The Company holds, as of June 30, 2015, $0.5 million in cash collateral from S&T against the Amended Agreement. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes, which, together with penalties and interest, are currently estimated by the Company to be approximately $4.9 million as of June 30, 2015, $0.5 million of which is collateralized in cash held by the Company as of June 30, 2015 as described above and which is classified by the Company as restricted cash on its balance sheet. Any such liability, should it be required to be recognized by the Company, would likely have a material adverse effect on the Company’s results of operations in the period recognized. S&T is a subsidiary of Grande, which is currently in liquidation (as described above under “Controlling Shareholder”). Therefore, the ability of the Company to enforce its rights to indemnification under the Amended Agreement and to collect from S&T any additional taxes, interest and penalties due may be severely impaired.

Credit Arrangements

Letters of Credit – The Company has used Hang Seng Bank in the past to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis, although no letter of credit agreement is in place between the Company and Hang Seng Bank or any financial institution. The last letter of credit placed with Hang Seng Bank on this basis was in May 2014. At June 30, 2015, the Company had no outstanding letters of credit. In the event that the Company does have outstanding letters of credit with Hang Seng Bank, a like amount of cash is posted by the Company as collateral against such outstanding letters of credit and is classified as Restricted Cash on the balance sheet.

Short-term Liquidity

In the first quarter of fiscal 2016, products representing approximately 71% of net sales were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.

The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Recently Issued Accounting Pronouncements

The following Accounting Standards Update (“ASU”) was issued by the Financial Accounting Standards Board during the three months ended June 30, 2015 or during the interim period between June 30, 2015 and August 14, 2015 which relates to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

Accounting Standards Update 2015-11, Inventory (Topic 330) Simplifying the Measurement of Inventory (Issued July 2015)

An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The Board has amended some of the other guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory. However, the Board does not intend for those clarifications to result in any changes in practice. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update, there are no other substantive changes to the guidance on measurement of inventory. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.

The Financial Accounting Standards Board (FASB) voted to approve a one-year deferral of the effective date of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (July 2015).

In July 2015, the Financial Accounting Standards Board (“FASB”) voted to defer the effective date of the new accounting guidance related to revenue recognition by one year to December 15, 2017 for annual reporting periods beginning after that date and permitted early adoption of the standard, but not before fiscal years beginning after the original effective date of December 15, 2016. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.

Inflation, Foreign Currency, and Interest Rates

The Company’s exposure to currency fluctuations has been minimized by the use of U.S. dollar denominated purchase orders. The Company purchases virtually all of its products from manufacturers located in People’s Republic of China.

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

The Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2015, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no material changes in any risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2015.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Duncan Hon
Date: August 14, 2015	Duncan Hon
Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew L. Davis
Date: August 14, 2015	Andrew L. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)