Form 10-Q
period 2015-09-30
EMERSON RADIO CORP
filed 2015-11-17
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of common stock as of November 17, 2015: 27,129,832.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except earnings per share data)

	Three Months Ended September 30		Six Months Ended September 30
	2015	2014	2015	2014

Net Revenues:
Net product sales	$7,780	$12,862	$26,067	$37,704
Licensing revenue	1,163	1,385	2,388	2,486

Net revenues	8,943	14,247	28,455	40,190
Costs and expenses:
Cost of sales	7,546	11,785	24,551	34,194
Other operating costs and expenses	167	127	241	444
Selling, general and administrative expenses	2,081	2,305	4,401	4,731

	9,794	14,217	29,193	39,369
Operating (loss) income	(851)	30	(738)	821
Other income:
Interest income, net	39	44	78	109

Income before income taxes	(812)	74	(660)	930
(Benefit) provision for income taxes	(102)	27	(71)	232

Net (loss) income	$(710)	$47	$(589)	$698

Net (loss) income per share:
Basic	$(.03)	$.00	$(.02)	$.03
Diluted	$(.03)	$.00	$(.02)	$.03
Weighted average shares outstanding:
Basic	27,130	27,130	27,130	27,130
Diluted	27,130	27,130	27,130	27,130

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	September 30, 2015	March 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$38,316	$43,485
Restricted cash	500	500
Short term investments	10,086	—
Trade accounts receivable, net	3,202	4,275
Royalty receivable	1,306	3,522
Inventory	4,586	4,519
Prepaid purchases	1,336	2,961
Prepaid expenses and other current assets	628	702
Deferred tax assets	1,011	962

Total Current Assets	60,971	60,926
Property, plant, and equipment, net	44	77
Deferred tax assets	1,171	1,058
Other assets	127	102

Total Non-current Assets	1,342	1,237

Total Assets	$62,313	$62,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	2,632	2,137
Due to affiliates	500	500
Income tax payable	1,007	847

Total Current Liabilities	4,139	3,484
Long term liabilities	565	481

Total Non-current Liabilities	565	481

Total Liabilities	$4,704	$3,965
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at September 30, 2015 and March 31, 2015, respectively; 27,129,832 shares outstanding at September 30, 2015 and March 31, 2015, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(1,798)	(1,209)
Treasury stock, at cost (25,835,965 shares)	(24,224)	(24,224)

Total Shareholders’ Equity	57,609	58,198

Total Liabilities and Shareholders’ Equity	$62,313	$62,163

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended September 30
	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(589)	$698
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	33	30
Changes in assets and liabilities:
Trade accounts receivable	1,315	(2,201)
Royalty receivable	2,216	2,914
Due from affiliates	—	500
Inventory	(67)	(241)
Prepaid purchases	1,625	387
Prepaid expenses and other current assets	74	47
Deferred tax assets and liabilities	(162)	160
Other assets	(25)	43
Accounts payable and other current liabilities	495	(36)
Long term liabilities	84	—
Asset allowances, reserves and other	(242)	425
Income taxes payable	160	—

Net cash provided by operating activities	4,917	2,726

Cash Flows from Investing Activities:
Short term investment	(10,086)	17,194
Restricted cash	—	(500)

Net cash (used) provided by investing activities	(10,086)	16,694

Cash Flows from Financing Activities:
Dividend paid	—	(18,991)

Net cash (used) by financing activities	—	(18,991)

Net (decrease) increase in cash and cash equivalents	(5,169)	429
Cash and cash equivalents at beginning of period	43,485	26,328

Cash and cash equivalents at end of period	$38,316	$26,757

Cash paid during the period for:
Interest	$—	$—
Income taxes	$4	$55

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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2015 and the results of operations for the three and six month periods ended September 30, 2015 and September 30, 2014. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2015 (“fiscal 2015”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2015.

The results of operations for the three and six month periods ended September 30, 2015 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ended March 31, 2016 (“fiscal 2016”).

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

NOTE 2 — NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Numerator:
Net (loss) income	$(710)	$47	$(589)	$698

Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130	27,130	27,130
Effect of dilutive securities on denominator:
Options (computed using the treasury stock method)	—	—	—	—

Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,130	27,130	27,130

Basic and diluted (loss) earnings per share	$(.03)	$.00	$(.02)	$.03

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at September 30, 2015 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At September 30, 2015, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of September 30, 2015 and March 31, 2015, inventories consisted of the following (in thousands):

	September 30, 2015	March 31, 2015
Finished goods	$4,586	$4,519

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

With respect to fiscal 2014, fiscal 2015 and the first six months of fiscal 2016, there is some uncertainty as to what the ultimate tax treatment will be of a service fee regularly paid by the Company to the Macao CFC (the “Service Fee”). Therefore, an uncertain tax position under the requirements of ASC 740-10 “Income Tax Accounting” exists, and the Company has recorded an income tax liability of approximately $0.6 million to its September 30, 2015 financial statements, approximately $0.1 million of which was recorded as income tax expense during the first six months of fiscal 2016, approximately $0.1 million of which was recorded as income tax expense in the fourth quarter of fiscal 2015 and approximately $0.4 million of which was recorded income tax expense in the third quarter of fiscal 2015, representing the maximum amount of income taxes, penalties and interest that the Company estimates it could owe for fiscal 2014, fiscal 2015 and the first six months of fiscal 2016 if the Service Fee is determined to be taxable to the Company as FBCSI under the Internal Revenue Code.

Other

At September 30, 2015, the Company had approximately $1.8 million of U.S. federal net operating loss carry forwards and approximately $0.3 million of U.S. state net operating loss carry forwards included in net deferred tax assets that are available to offset future taxable income and can be carried forward for 20 years. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized through tax planning strategies available in future periods and through future profitable operating results. The amount of the deferred tax asset considered realizable could be reduced or eliminated if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carry forward period are reduced. If management determines that the Company would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

The Company’s effective tax rate differs from the federal statutory rate primarily due to expenses that are not deductible for federal income tax purposes, income and losses incurred in foreign jurisdictions and taxed at locally applicable tax rates, and state income taxes.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of September 30, 2015:

Jurisdiction	Open tax years
U.S. federal	2011-2014
States	2011-2014

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

In September 2014, the Company, with S&T’s consent, withheld $0.5 million in cash, to be pledged as collateral against the Amended Agreement, from the dividend paid to S&T on September 30, 2014 along with such dividend paid on that date to all common stockholders. The Company holds, as of September 30, 2015, $0.5 million in cash collateral from S&T against the Amended Agreement. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes, which, together with penalties and interest, are currently estimated by the Company to be approximately $4.9 million as of September 30, 2015, $0.5 million of which is collateralized in cash held by the Company as of September 30, 2015 as described above and which is classified by the Company as restricted cash on its balance sheet. Any such liability, should it be required to be recognized by the Company, would likely have a material adverse effect on the Company’s results of operations in the period recognized. S&T is a subsidiary of Grande, which is currently in liquidation (as described above under “Controlling Shareholder”). Therefore, the ability of the Company to enforce its rights to indemnification under the Amended Agreement and to collect from S&T any additional taxes, interest and penalties due may be severely impaired.

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

NOTE 9 — SHORT TERM INVESTMENTS

At September 30, 2015 and March 31, 2015, the Company held short term investments totaling $10.1 million and nil, respectively. These investments were comprised of bank certificates of deposit which matured on October 30, 2015.

NOTE 10 — SUBSEQUENT EVENT

Emerson was informed in November 2015 by one of its key customers that, commencing with the Spring of 2016, this customer will discontinue retailing in its stores the Emerson-branded microwave oven and compact refrigeration products currently sold to this customer by the Company. During fiscal 2015, the six month period of fiscal 2016 and the second quarter of fiscal 2016, net sales of these products by the Company to this customer were approximately $39.5 million, $16.5 million and $3.3 million, respectively, comprising approximately 57.3%, 63.4% and 42.5% of the Company’s total net product sales. The Company currently anticipates that it will continue shipping these products to this customer only through the remainder of the third quarter of fiscal 2016. Emerson anticipates that net product sales for the second half of fiscal 2016 will be negatively impacted by this event and that the first full year impact of this event will be realized by the Company in fiscal 2017, which begins on April 1, 2016. As previously disclosed by the Company, the complete loss of, or significant reduction in, business with either of the Company’s key customers will have a material adverse effect on the Company’s business and results of operations. Accordingly, the loss of the net sales will have a material adverse effect on the Company’s business and results of operations. The Company is analyzing the impacts to its business of this event and is identifying strategic courses of action for consideration. There can be no assurance that the Company will be able to increase sales of such products at levels sufficient to offset the adverse impact of the loss of these products to this customer, if at all.

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

Results of Operations

The following table summarizes certain financial information for the three and six month periods ended September 30, 2015 (fiscal 2016) and September 30, 2014 (fiscal 2015) (in thousands):

	Three months ended September 30		Six months ended September 30
	2015	2014	2015	2014
Net product sales	$7,780	$12,862	$26,067	$37,704
Licensing revenue	1,163	1,385	2,388	2,486

Net revenues	8,943	14,247	28,455	40,190
Cost of sales	7,546	11,785	24,551	34,194
Other operating costs and expenses	167	127	241	444
Selling, general and administrative expenses	2,081	2,305	4,401	4,731

Operating (loss) income	(851)	30	(738)	821
Interest income, net	39	44	78	109

Income before income taxes	(812)	74	(660)	930
(Benefit) provision for income taxes	(102)	27	(71)	232

Net (loss) income	$(710)	$47	$(589)	$698

Net product sales — Net product sales for the second quarter of fiscal 2016 were $7.8 million as compared to $12.9 million for the second quarter of fiscal 2015, a decrease of $5.1 million or 39.5%. For the six month period of fiscal 2016, net product sales were $26.1 million as compared to $37.7 million for the six month period of fiscal 2015, a decrease of $11.6 million or 30.9%. The Company’s sales during the six month periods of fiscal 2016 and fiscal 2015 were highly concentrated among the Company’s two largest customers, as to which gross product sales comprised approximately 86.7% and 88.5%, respectively, of the Company’s total gross product sales. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately nil and $0.1 million for the second quarters of fiscal 2016 and fiscal 2015, respectively, and approximately nil and $0.1 million for the six month periods of fiscal 2016 and fiscal 2015, respectively.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)	Houseware product net sales decreased $4.6 million, or 39.0%, to $7.3 million in the second quarter of fiscal 2016 as compared to $11.9 million in the second quarter of fiscal 2015, principally driven by a decrease in year-over-year sales of microwave ovens, compact refrigerators and wine products For the six month period of fiscal 2016, houseware products net sales were $25.1 million, a decrease of $11.0 million or 30.5%, from $36.1 million for the six month period of fiscal 2015, principally driven by a decrease in year-over-year sales of microwave ovens and wine coolers, while year-over-year sales of compact refrigerators remained unchanged. The decreases for the second quarter were driven mainly by product discontinuations by the Company’s key customers, lower year-over-year retail sell through on existing models and competitive activity. The decreases for the six month period were driven mainly by product discontinuations by the Company’s key customers, lower year-over-year retail sell through on existing models, competitive pricing activity and the effects of the 2014/2015 Los Angeles/Long Beach port strike. The Company expects its net product sales for the third quarter and full year of fiscal 2016 to continue to decrease as compared to the third quarter and full year of fiscal 2015, respectively.

Emerson was informed in November 2015 by one of its key customers that, commencing with the Spring of 2016, this customer will discontinue retailing in its stores the Emerson-branded microwave oven and compact refrigeration products currently sold to this customer by the Company. During fiscal 2015, the six month period of fiscal 2016 and the second quarter of fiscal 2016, net sales of these products by the Company to this customer were approximately $39.5 million, $16.5 million and $3.3 million, respectively, comprising approximately 57.3%, 63.4% and 42.5% of the Company’s total net product sales. The Company currently anticipates that it will continue shipping these products to this customer only through the remainder of the third quarter of fiscal 2016. Emerson anticipates that net product sales for the second half of fiscal 2016 will be negatively impacted by this event and that the first full year impact of this event will be realized by the Company in fiscal 2017, which begins on April 1, 2016. As previously disclosed by the Company, the complete loss of, or significant reduction in, business with either of the Company’s key customers will have a material adverse effect on the Company’s business and results of operations. Accordingly, the loss of the net sales will have a material adverse effect on the Company’s business and results of operations. The Company is analyzing the impacts to its business of this event and is identifying strategic courses of action for consideration. There can be no assurance that the Company will be able to increase sales of such products at levels sufficient to offset the adverse impact of the loss of these products to this customer, if at all.

ii)	Audio product net sales were $0.5 million in the second quarter of fiscal 2016 as compared to $1.0 million in the second quarter of fiscal 2015, a decrease of $0.5 million, or 46.0%, resulting from decreased sales of the Company’s clock radio and portable audio product offerings, driven by competitive activity in the space. For the six month period of fiscal 2016, audio product net sales were $1.0 million, a decrease of $0.6 million, or 39.2%, from $1.6 million in the six month period of fiscal 2015, resulting from decreased net sales of the Company’s clock radio and portable audio product offerings, driven by competitive activity in the space.

Licensing revenue — Licensing revenue in the second quarter of fiscal 2016 was $1.2 million compared to $1.4 million in the second quarter of fiscal 2015, a decrease of $0.2 million or 16.0%. Licensing revenue for the six month period of fiscal 2016 was $2.4 million as compared to $2.5 million for the six month period of fiscal 2015, a decrease of $0.1 million or 3.9%. The decrease for both the second quarter and six month periods of fiscal 2016 was due to lower sales by the Company’s licensees of Emerson® branded products. The Company expects its licensing revenue for the third quarter and full year of fiscal 2016 to continue to decrease as compared to the third quarter and full year of fiscal 2015, respectively.

The Company’s largest license agreement is with Funai Corporation, Inc. (“Funai”), which accounted for approximately 80% and 78% of the Company’s total licensing revenue for the second quarter and six month period of fiscal 2016, respectively, and approximately 68% and 75% of the Company’s total licensing revenue for the second quarter and six month period of fiscal 2015. The license agreement was amended in November 2013 to extend the term until March 31, 2018. The agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the Emerson® trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, the Company receives non-refundable minimum annual royalty payments of $3.75 million each calendar year and a license fee on sales of product subject to the agreement in excess of the minimum annual royalties. During both second quarters of fiscal 2016 and fiscal 2015, licensing revenues of approximately $0.9 million were earned under this agreement. During both six month periods of fiscal 2016 and fiscal 2015, licensing revenues of approximately $1.9 million were earned under this agreement.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $8.9 million in the second quarter of fiscal 2016 as compared to $14.2 million in the second quarter of fiscal 2015, a decrease of $5.3 million, or 37.2%, and $28.5 million in the six month period of fiscal 2016 as compared to $40.2 million in the six month period of fiscal 2015, a decrease of $11.7 million, or 29.2%.

Cost of Sales — In absolute terms, cost of sales decreased $4.3 million, or 36.0%, to $7.5 million in the second quarter of fiscal 2016 as compared to $11.8 million in the second quarter of fiscal 2015. Cost of sales, as a percentage of net product sales was 97.0% in the second quarter of fiscal 2016 as compared to 91.6% in the second quarter of fiscal 2015. The decrease in absolute terms for the second quarter of fiscal 2016 as compared to the second quarter of fiscal 2015 was primarily related to the reduced net product sales partially offset by higher year-over-year gross cost of sales as a percentage of gross sales. Additionally, the second quarter of fiscal 2015 included a $0.6 million reversal of reserves no longer required.

In absolute terms, cost of sales decreased $9.6 million, or 28.2%, to $24.6 million in the six month period of fiscal 2016 as compared to $34.2 million in the six month period of fiscal 2015. Cost of sales, as a percentage of net product sales was 94.2% in the six month period of fiscal 2016 as compared to 90.7% in the six month period of fiscal 2015. The decrease in absolute terms for the six month period of fiscal 2016 as compared to the six month period of fiscal 2015 was primarily related to the reduced net product sales partially offset by higher year-over-year gross cost of sales as a percentage of gross sales. Additionally, the six month period of fiscal 2015 included a $0.6 million reversal of reserves no longer required.

The Company purchases the products it sells from a limited number of factory suppliers. For the second quarter of fiscal 2016 and fiscal 2015, the Company purchased 96% and 77%, respectively, from its two largest suppliers. For the six month period of fiscal 2016 and fiscal 2015, the Company purchased 96% and 90%, respectively, from its two largest suppliers.

Other Operating Costs and Expenses — Other operating costs and expenses as a percentage of net product sales were 2.2% for the second quarter of fiscal 2016 as compared to 1.0% for the second quarter of fiscal 2015. In absolute terms, other operating costs and expenses increased $0.1 million, or 31.5%, to $0.2 million for the second quarter of fiscal 2016 as compared to $0.1 million in the second quarter of fiscal 2015 as a result of higher warranty and returns processing costs. For the six month period of fiscal 2016, other operating costs were 0.9% of net revenues as compared to 1.2% of net revenues for the six month period of fiscal 2015. In absolute terms, other operating costs and expenses decreased $0.2 million, or 45.7%, to $0.2 million for the six month period of fiscal 2016 as compared to $0.4 million for the six month period of fiscal 2015 resulting from lower returns processing costs.

Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 23.3% in the second quarter of fiscal 2016 as compared to 16.2% in the second quarter of fiscal 2015. S,G&A, in absolute terms, was $2.1 million in the second quarter of fiscal 2016 as compared to $2.3 million in the second quarter of fiscal 2015, a decrease of $0.2 million or 9.7%. For the six month period of fiscal 2016, S,G&A was 15.5% of net revenues as compared to 11.8% for the six month period of fiscal 2015. In absolute terms, S,G&A decreased $0.3 million, or 7.0%, to $4.4 million for the six month period of fiscal 2016 as compared to $4.7 million in the six month period of fiscal 2015.

Analysis of S,G&A

The second quarter of fiscal 2016 S,G&A included approximately $0.1 million in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors and approximately $0.1 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS, as mentioned elsewhere within this Quarterly Report on Form 10-Q.

The second quarter of fiscal 2015 S,G&A included approximately $0.6 million in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors and approximately $0.1 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS, as mentioned elsewhere within this Quarterly Report on Form 10-Q.

Excluding the aforementioned items, second quarter fiscal 2016 S,G&A was $1.9 million and second quarter fiscal 2015 S,G&A was $1.6 million, an increase of $0.3 million, or 18.8%, primarily due to higher year-over-year personnel and corporate costs.

The six month period of fiscal 2016 S,G&A included approximately $0.1 million in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors and approximately $0.5 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS, as mentioned elsewhere within this Quarterly Report on Form 10-Q.

The six month period of fiscal 2015 S,G&A included approximately $1.2 million in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors and approximately $0.1 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS, as mentioned elsewhere within this Quarterly Report on Form 10-Q.

Excluding the aforementioned items, the six month period of fiscal 2016 S,G&A was $3.8 million and the six month period of fiscal 2015 S,G&A was $3.4 million, an increase of $0.4 million, or 11.8%, primarily due to higher year-over-year personnel and corporate costs.

Interest income (expense), net — Interest income, net, was $39,000 in the second quarter of fiscal 2016 as compared to $44,000 in the second quarter of fiscal 2015, a decrease of $5,000. Interest income, net, was $78,000 in the six month period of fiscal 2016 as compared to $109,000 in the six month period of fiscal 2015, a decrease of $31,000. The decrease in interest income for both periods was due to a reduction of investments in Certificates of Deposit.

(Benefit) provision for Income Taxes — In the second quarter and six month period of fiscal 2016, the Company recorded income tax benefits of $102,000 and $71,000, respectively, as compared to income tax expense of $27,000 and $232,000, respectively, in the second quarter and six month period of fiscal 2015.

Net (loss) income — As a result of the foregoing factors, the Company realized a net loss of $0.7 million in the second quarter of fiscal 2016 as compared to net income of $0.1 million in the second quarter of fiscal 2015. For the six month period of fiscal 2016, the Company realized a net loss of $0.6 million as compared to net income of $0.7 million in the six month period of fiscal 2015.

Liquidity and Capital Resources

General

As of September 30, 2015, the Company had cash and cash equivalents of approximately $38.3 million, as compared to approximately $26.8 million at September 30, 2014. Working capital increased to $56.8 million at September 30, 2015 as compared to $54.7 million at September 30, 2014. The increase in cash and cash equivalents of approximately $11.6 million was due to a decrease in short term investments of $4.9 million, a decrease in accounts receivable of $2.9 million, a decrease in inventory of $1.1 million, an increase in income taxes payable of $1.0 million, a decrease in prepaid expenses of $0.9 million, a decrease in deferred tax assets of $0.9 million, net income generated during the prior 12 months of $0.6 million, an increase in long term liabilities of $0.6 million and a decrease in prepaid purchases of $0.3 million partially offset by a decrease in accounts payable and other current liabilities of $1.3 million and an increase in royalty receivables of $0.4 million.

Cash flow provided by operating activities was $4.9 million for the six months ended September 30, 2015, resulting from a decrease in royalty receivable, a decrease in prepaid purchases, a decrease in accounts receivable and an increase in accounts payable and other current liabilities partially offset by the net loss generated during the period and a decrease in asset allowances, reserves and other.

Net cash used by investing activities was $10.1 million for the six months ended September 30, 2015, due to investments made in short term certificates of deposit.

Net cash used by financing activities was nil for the six months ended September 30, 2015.

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

With respect to fiscal 2014, fiscal 2015 and the first six months of fiscal 2016, there is some uncertainty as to what the ultimate tax treatment will be of a service fee regularly paid by the Company to the Macao CFC (the “Service Fee”). Therefore, an uncertain tax position under the requirements of ASC 740-10 “Income Tax Accounting” exists, and the Company has recorded an income tax liability of approximately $0.6 million to its September 30, 2015 financial statements, approximately $0.1 million of which was recorded as income tax expense during the first six months of fiscal 2016, approximately $0.1 million of which was recorded as income tax expense in the fourth quarter of fiscal 2015 and approximately $0.4 million of which was recorded income tax expense in the third quarter of fiscal 2015, representing the maximum amount of income taxes, penalties and interest that the Company estimates it could owe for fiscal 2014, fiscal 2015 and the first six months of fiscal 2016 if the Service Fee is determined to be taxable to the Company as FBCSI under the Internal Revenue Code.

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

In September 2014, the Company, with S&T’s consent, withheld $0.5 million in cash, to be pledged as collateral against the Amended Agreement, from the dividend paid to S&T on September 30, 2014 along with such dividend paid on that date to all common stockholders. The Company holds, as of September 30, 2015, $0.5 million in cash collateral from S&T against the Amended Agreement. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes, which, together with penalties and interest, are currently estimated by the Company to be approximately $4.9 million as of September 30, 2015, $0.5 million of which is collateralized in cash held by the Company as of September 30, 2015 as described above and which is classified by the Company as restricted cash on its balance sheet. Any such liability, should it be required to be recognized by the Company, would likely have a material adverse effect on the Company’s results of operations in the period recognized. S&T is a subsidiary of Grande, which is currently in liquidation (as described above under “Controlling Shareholder”). Therefore, the ability of the Company to enforce its rights to indemnification under the Amended Agreement and to collect from S&T any additional taxes, interest and penalties due may be severely impaired.

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

Short-term Liquidity

For the three and six months ended September 30, 2015, products representing approximately 41% and 62%, respectively, of net sales were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.

The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Recently Issued Accounting Pronouncements

There were no Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board during the three months ended September 30, 2015 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

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

The Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2015, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Duncan Hon
Date: November 17, 2015	Duncan Hon
Chief Executive Officer (Principal Executive Officer)

/s/ Andrew L. Davis
Date: November 17, 2015	Andrew L. Davis
Chief Financial Officer (Principal Financial and Accounting Officer)