Form 10-Q
period 2015-12-31
EMERSON RADIO CORP
filed 2016-02-16
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate the number of shares outstanding of common stock as of February 16, 2016: 27,129,832.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except earnings per share data)

	Three Months Ended December 31		Nine Months Ended December 31
	2015	2014	2015	2014
Net Revenues:
Net product sales	$7,989	$19,596	$34,056	$57,300
Licensing revenue	1,164	3,302	3,552	5,788
Net revenues	9,153	22,898	37,608	63,088
Costs and expenses:
Cost of sales	7,489	17,247	32,040	51,441
Other operating costs and expenses	60	116	301	560
Selling, general and administrative expenses	1,654	1,841	6,055	6,572
	9,203	19,204	38,396	58,573
Operating (loss) income	(50)	3,694	(788)	4,515
Other income:
Interest income, net	43	42	121	151
(Loss) income before income taxes	(7)	3,736	(667)	4,666
Provision (benefit) for income taxes	59	882	(12)	1,114
Net (loss) income	$(66)	$2,854	$(655)	$3,552
Net (loss) income per share:
Basic	$(0.00)	$0.11	$(0.02)	$0.13
Diluted	$(0.00)	$0.11	$(0.02)	$0.13
Weighted average shares outstanding:
Basic	27,130	27,130	27,130	27,130
Diluted	27,130	27,130	27,130	27,130

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	December 31, 2015	March 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$27,612	$43,485
Restricted cash	500	500
Short term investments	20,114	-
Trade accounts receivable, net	3,043	4,275
Royalty receivable	1,290	3,522
Inventory	4,674	4,519
Prepaid purchases	1,154	2,961
Prepaid expenses and other current assets	583	702
Deferred tax assets	976	962
Total Current Assets	59,946	60,926
Property, plant, and equipment, net	36	77
Deferred tax assets	651	1,058
Other assets	127	102
Total Non-current Assets	814	1,237
Total Assets	$60,760	$62,163
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	1,650	2,137
Due to affiliates	500	500
Income tax payable	574	847
Total Current Liabilities	2,724	3,484
Long term liabilities	493	481
Total Non-current Liabilities	493	481
Total Liabilities	$3,217	$3,965
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at December 31, 2015 and March 31, 2015, respectively; 27,129,832 shares outstanding at December 31, 2015 and March 31, 2015, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(1,864)	(1,209)
Treasury stock, at cost (25,835,965 shares)	(24,224)	(24,224)
Total Shareholders’ Equity	57,543	58,198
Total Liabilities and Shareholders’ Equity	$60,760	$62,163

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended December 31
	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(655)	$3,552
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	41	57
Changes in assets and liabilities:
Trade accounts receivable	1,976	(5,645)
Royalty receivable	2,232	681
Due to affiliates	-	500
Inventory	(155)	998
Prepaid purchases	1,807	(510)
Prepaid expenses and other current assets	119	(181)
Deferred tax assets and liabilities	393	1,000
Other assets	(25)	44
Accounts payable and other current liabilities	(487)	(1,101)
Long term liabilities	12	416
Asset allowances, reserves and other	(744)	412
Income taxes payable	(273)	-
Net cash provided by operating activities	4,241	223
Cash Flows from Investing Activities:
Short term investment	(20,114)	17,161
Restricted cash	-	(500)
Additions to property and equipment	-	(10)
Net cash (used) provided by investing activities	(20,114)	16,651
Cash Flows from Financing Activities:
Dividend paid	-	(18,991)
Net cash (used) by financing activities	-	(18,991)
Net (decrease) increase in cash and cash equivalents	(15,873)	(2,117)
Cash and cash equivalents at beginning of period	43,485	26,328
Cash and cash equivalents at end of period	$27,612	$24,211
Cash paid during the period for:
Interest	$-	$-
Income taxes	$4	$55

The accompanying notes are an integral part of the interim consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BACKGROUND AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Emerson Radio Corp. (“Emerson”, consolidated — the “Company”), and its subsidiaries. The Company designs, sources, imports and markets certain houseware and consumer electronic products, and licenses the Company’s trademarks for a variety of products domestically and internationally.

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of December 31, 2015 and the results of operations for the three and nine month periods ended December 31, 2015 and December 31, 2014. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2015 (“fiscal 2015”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2015.

The results of operations for the three and nine month periods ended December 31, 2015 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ended March 31, 2016 (“fiscal 2016”).

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

NOTE 2 — NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Numerator:
Net (loss) income	$(66)	$2,854	$(655)	$3,552
Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130	27,130	27,130
Effect of dilutive securities on denominator:
Options (computed using the treasury stock method)	-	-	-	-
Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,130	27,130	27,130
Basic and diluted (loss) earnings per share	$(0.00)	$0.11	$(0.02)	$0.13

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at December 31, 2015 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At December 31, 2015, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of December 31, 2015 and March 31, 2015, inventories consisted of the following (in thousands):

	December 31, 2015	March 31, 2015
Finished goods	$4,674	$4,519

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

With respect to fiscal 2014, fiscal 2015 and the first nine months of fiscal 2016, there is some uncertainty as to what the ultimate tax treatment will be of a service fee regularly paid by the Company to the Macao CFC (the “Service Fee”). Therefore, an uncertain tax position under the requirements of ASC 740-10 “Income Tax Accounting” exists, and the Company has recorded an income tax liability of approximately $0.6 million to its December 31, 2015 financial statements, approximately $0.1 million of which was recorded as income tax expense during the first nine months of fiscal 2016, approximately $0.1 million of which was recorded as income tax expense in the fourth quarter of fiscal 2015 and approximately $0.4 million of which was recorded income tax expense in the third quarter of fiscal 2015, representing the maximum amount of income taxes, penalties and interest that the Company estimates it could owe for fiscal 2014, fiscal 2015 and the first nine months of fiscal 2016 if the Service Fee is determined to be taxable to the Company as FBCSI under the Internal Revenue Code.

Other

At December 31, 2015, the Company had approximately $0.4 million of U.S. federal net operating loss carry forwards and approximately $0.3 million of U.S. state net operating loss carry forwards included in net deferred tax assets that are available to offset future taxable income and can be carried forward for 20 years. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized through tax planning strategies available in future periods and through future profitable operating results. The amount of the deferred tax asset considered realizable could be reduced or eliminated if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carry forward period are reduced. If management determines that the Company would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

The Company’s effective tax rate differs from the federal statutory rate primarily due to expenses that are not deductible for federal income tax purposes, income and losses incurred in foreign jurisdictions and taxed at locally applicable tax rates, and state income taxes.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. A summary of the Company’s open tax years is as follows as of December 31, 2015:

Jurisdiction	Open tax years
U.S. federal	2011-2015
States	2011-2015

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

On May 31, 2011, upon application of a major creditor, the High Court of Hong Kong appointed Fok Hei Yu (who is also known by the anglicized name Vincent Fok), formerly a director and Chairman of the Board of the Company, and Roderick John Sutton, both of FTI Consulting (Hong Kong) Limited (“FTI”), as Joint and Several Provisional Liquidators over Grande. Accordingly, as of May 31, 2011, the directors of Grande no longer have the ability to exercise control over Grande or the power to direct the voting and disposition of the 15,243,283 shares beneficially owned by Grande. Instead, Mr. Fok and Mr. Sutton, as Provisional Liquidators

over Grande, currently have such power. In addition, on March 20, 2013, the Provisional Liquidators provided to Emerson a written statement that they are obligated to liquidate the 15,243,283 shares in the Company beneficially owned by Grande. However, in February 2014, the Provisional Liquidators for and on behalf of Grande issued a public announcement that Grande, among other things, had been in discussions with different investors to pursue a restructuring plan and the resumption of trading of Grande’s shares on the Hong Kong Stock Exchange (“HKSE”). In addition, in May 2014, the Provisional Liquidators for and on behalf of Grande issued a public announcement disclosing that on May 2, 2014, Grande, the Provisional Liquidators and a creditor of Grande entered into an agreement to implement the “Grande Restructuring Proposal” submitted by a creditor of Grande. Based on information contained within the public announcement issued for Grande in May 2014, if the Grande Restructuring Proposal is implemented, Mr. Christopher Ho, who served as the Company’s Chairman of the Board until November 2013 and is currently the sole director of Grande, and his associates would continue to have a majority interest in Grande and would regain the power to direct the voting and disposition of the 15,243,283 shares beneficially owned by Grande. As disclosed in the Schedule 13D/A filed by the Reporting Persons on May 22, 2014, the Grande Restructuring Proposal includes a plan to re-list Grande on the HKSE and provides that many assets of Grande, including its shares of Emerson, would remain part of Grande. According to the public announcement issued for Grande in May 2014, the Grande Restructuring Plan will require approvals, consents and sanctions of the HKSE, courts in Hong Kong and Bermuda, and the creditors and shareholders of Grande. In addition, on June 11, 2014, Grande announced that it had received a summons issued by a creditor of Grande seeking the removal of the Provisional Liquidators. On June 1, 2015 the Provisional Liquidators for and on behalf of Grande issued a public announcement disclosing that by letter dated May 29, 2015, the HKSE decided to allow Grande to proceed with Grande’s “Updated Resumption Proposal”, subject to the satisfaction of certain conditions by December 21, 2015.  On December 22, 2015 the Provisional Liquidators for and on behalf of Grande issued a public announcement disclosing that by letter dated December 22, 2015, the HKSE decided to extend the deadline for Grande to fully satisfy these conditions to May 11, 2016.

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

In September 2014, the Company, with S&T’s consent, withheld $0.5 million in cash, to be pledged as collateral against the Amended Agreement, from the dividend paid to S&T on September 30, 2014 along with such dividend paid on that date to all common stockholders. The Company holds, as of December 31, 2015, $0.5 million in cash collateral from S&T against the Amended Agreement. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes, which, together with penalties and interest, are currently estimated by the Company to be approximately $4.9 million as of December 31, 2015, $0.5 million of which is collateralized in cash held by the Company as of December 31, 2015 as described above and which is classified by the Company as restricted cash on its balance sheet. Any such liability, should it be required to be recognized by the Company, would likely have a material adverse effect on the Company’s results of operations in the period recognized. S&T is a subsidiary of Grande, which is currently in liquidation (as described above under “ Controlling Shareholder ”). Therefore, the ability of the Company to enforce its rights to indemnification under the Amended Agreement and to collect from S&T any additional taxes, interest and penalties due may be severely impaired.

NOTE 7 — BORROWINGS

Short-term Borrowings

Letters of Credit – The Company has used Hang Seng Bank in the past to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis, although no letter of credit agreement is in place between the Company and Hang Seng Bank or any financial institution. The last letter of credit placed with Hang Seng Bank on this basis was in May 2014. At December 31, 2015, the Company had no outstanding letters of credit. In the event that the Company does have outstanding letters of credit with Hang Seng Bank, a like amount of cash is posted by the Company as collateral against such outstanding letters of credit and is classified as Restricted Cash on the balance sheet.

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

NOTE 9 — SHORT TERM INVESTMENTS

At December 31, 2015 and March 31, 2015, the Company held short term investments totaling $20.1 million and nil, respectively. These investments were comprised of bank certificates of deposit which matured in January 2016.

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
•

the impact on the Company’s business, financial condition and results of operations of the discontinuation of retail sales of Emerson branded microwave oven and compact refrigerator products by one of the Company’s key customers in the Spring of 2016;

•	the loss of any of the Company’s other key customers or reduction in the purchase of the Company’s products by any such customers;
•

the Company’s inability to maintain its relationships with its licensees and distributors or the failure to obtain new licensees or distribution relationships on favorable terms or at all, including the Company’s inability to obtain a new licensee to replace its relationship with Funai, which terminates on December 31, 2016;

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

Results of Operations

The following table summarizes certain financial information for the three and nine month periods ended December 31, 2015 (fiscal 2016) and December 31, 2014 (fiscal 2015) (in thousands):

	Three months ended December 31		Nine months ended December 31
	2015	2014	2015	2014
Net product sales	$7,989	$19,596	$34,056	$57,300
Licensing revenue	1,164	3,302	3,552	5,788
Net revenues	9,153	22,898	37,608	63,088
Cost of sales	7,489	17,247	32,040	51,441
Other operating costs and expenses	60	116	301	560
Selling, general and administrative expenses	1,654	1,841	6,055	6,572
Operating (loss) income	(50)	3,694	(788)	4,515
Interest income, net	43	42	121	151
Income before income taxes	(7)	3,736	(667)	4,666
(Benefit) provision for income taxes	59	882	(12)	1,114
Net (loss) income	$(66)	$2,854	$(655)	$3,552

Net product sales — Net product sales for the third quarter of fiscal 2016 were $8.0 million as compared to $19.6 million for the third quarter of fiscal 2015, a decrease of $11.6 million or 59.2%. For the nine month period of fiscal 2016, net product sales were $34.1 million as compared to $57.3 million for the nine month period of fiscal 2015, a decrease of $23.2 million or 40.6%. The Company’s sales during the nine month periods of fiscal 2016 and fiscal 2015 were highly concentrated among the Company’s two largest customers, as to which gross product sales comprised approximately 86.2% and 89.1%, respectively, of the Company’s total gross product sales. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately nil and $0.1 million for the third quarters of fiscal 2016 and fiscal 2015, respectively, and approximately $0.1 million and $0.2 million for the nine month periods of fiscal 2016 and fiscal 2015, respectively.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson ® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)

Houseware product net sales decreased $11.6 million, or 61.4%, to $7.3 million in the third quarter of fiscal 2016 as compared to $18.9 million in the third quarter of fiscal 2015, principally driven by a decrease in year-over-year sales of microwave ovens and compact refrigerators For the nine month period of fiscal 2016, houseware products net sales were $32.4 million, a decrease of $22.5 million or 41.1%, from $54.9 million for the nine month period of fiscal 2015, principally driven by a decrease in year-over-year sales of microwave ovens, compact refrigerators and wine products. The decreases for the third quarter were driven mainly by product discontinuations by the Company’s key customers, lower year-over-year retail sell through on existing models and competitive activity. The decreases for the nine month period were driven mainly by product discontinuations by the Company’s key customers, lower year-over-year retail sell through on existing models, competitive pricing activity and the effects of the 2014/2015 Los Angeles/Long Beach port strike. The Company expects its net product sales for the full year of fiscal 2016 to continue to decrease as compared to the full year of fiscal 2015.

Emerson was informed in November 2015 by one of its key customers that, commencing with the Spring of 2016, this customer will discontinue retailing in its stores the Emerson-branded microwave oven and compact refrigeration products currently sold to this customer by the Company. During fiscal 2015, the nine month period of fiscal 2016 and the third quarter of fiscal 2016, net sales of these products by the Company to this customer were approximately $39.5 million, $19.2 million and $2.7 million, respectively, comprising approximately 57.3%, 56.4% and 33.6% of the Company’s total net product sales. The Company continued shipping these products to this customer only through December 2015. Emerson anticipates that net product sales for the remainder of fiscal 2016 will be negatively impacted by this event and that the first full year impact of this event will be realized by the Company in fiscal 2017, which begins on April 1, 2016. As previously disclosed by the Company, the complete loss of, or significant reduction in, business with either of the Company’s key customers will have a material adverse effect on the Company’s business and results of operations. Accordingly, the loss of the net sales will have a material adverse effect on the Company’s business and results of operations. The Company is analyzing the impacts to its business of this event and is identifying strategic courses of action for consideration. There can be no assurance that the Company will be able to increase sales of such products at levels sufficient to offset the adverse impact of the loss of these products to this customer, if at all.

ii)

Audio product net sales were $0.7 million in both the third quarter of fiscal 2016 and in the third quarter of fiscal 2015. For the nine month period of fiscal 2016, audio product net sales were $1.7 million, a decrease of $0.7 million, or 28.9%, from $2.4 million in the nine month period of fiscal 2015, resulting from decreased net sales of the Company’s clock radio and portable audio product offerings, driven by competitive activity in the space.

Licensing revenue — Licensing revenue in the third quarter of fiscal 2016 was $1.2 million compared to $3.3 million in the third quarter of fiscal 2015, a decrease of $2.1 million or 64.8%. Licensing revenue for the nine month period of fiscal 2016 was $3.6 million as compared to $5.8 million for the nine month period of fiscal 2015, a decrease of $2.2 million or 38.6%. The decrease for both the third quarter and nine month periods of fiscal 2016 was due to lower sales by the Company’s licensees of Emerson ® branded products. The Company expects its licensing revenue for the full year of fiscal 2016 to continue to decrease as compared to the full year of fiscal 2015.

The Company’s largest license agreement is with Funai Corporation, Inc. (“Funai”), which accounted for approximately 80% and 79% of the Company’s total licensing revenue for the third quarter and nine month period of fiscal 2016, respectively, and approximately 92% and 85% of the Company’s total licensing revenue for the third quarter and nine month period of fiscal 2015. The license agreement was amended in November 2013 to extend the term until March 31, 2018. The agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the Emerson ® trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, the Company receives non-refundable minimum annual royalty payments of $3.75 million each calendar year and a license fee on sales of product subject to the agreement in excess of the minimum annual royalties. During the third quarter of fiscal 2016 and fiscal 2015, licensing revenues of approximately $0.9 million and $3.0 million were earned under this agreement. During the nine month periods of fiscal 2016 and fiscal 2015, licensing revenues of approximately $2.8 million and $4.9 million were earned under this agreement.

As previously disclosed, on December 16, 2015, the Company received written notice from Funai stating its intention to terminate the agreement, with termination to be effective on December 31, 2016. As a result of such termination, unless the Company is successful in securing a new licensee to replace the licensing revenue which will be absent upon the Funai termination, the Company expects fiscal 2017, which begins April 1, 2016, licensing revenue will decline as compared to fiscal 2016 licensing revenue. As previously disclosed, since this licensing relationship contributes substantial product volume and market presence through Funai’s manufacture and distribution of products bearing the Emerson® brand name in the United States, the loss of this relationship and licensing agreement with Funai is expected to materially and adversely affect the Company’s revenue, earnings and business. The Company is analyzing the impacts of the Funai termination to its business and is identifying strategic courses of action for consideration, including seeking new licensing relationships. There can be no assurance that the Company will be able to secure a new licensee or distribution relationship to replace the licensing revenue, product volume and market presence of Emerson-branded products in the United States, which had been provided through the license agreement with Funai.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $9.2 million in the third quarter of fiscal 2016 as compared to $22.9 million in the third quarter of fiscal 2015, a decrease of $13.7 million, or 60.0%, and $37.6 million in the nine month period of fiscal 2016 as compared to $63.1 million in the nine month period of fiscal 2015, a decrease of $25.5 million, or 40.4%.

Cost of Sales — In absolute terms, cost of sales decreased $9.8 million, or 56.6%, to $7.5 million in the third quarter of fiscal 2016 as compared to $17.2 million in the third quarter of fiscal 2015. Cost of sales, as a percentage of net product sales was 93.7% in the third quarter of fiscal 2016 as compared to 88.0% in the third quarter of fiscal 2015. The decrease in absolute terms for the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015 was primarily related to the reduced net product sales and lower year-over-year gross cost of sales as a percentage of gross sales. Additionally, the third quarter of fiscal 2015 included a $0.1 million reversal of reserves no longer required.

In absolute terms, cost of sales decreased $19.4 million, or 37.7%, to $32.0 million in the nine month period of fiscal 2016 as compared to $51.4 million in the nine month period of fiscal 2015. Cost of sales, as a percentage of net product sales was 94.1% in the nine month period of fiscal 2016 as compared to 89.8% in the nine month period of fiscal 2015. The decrease in absolute terms for the nine month period of fiscal 2016 as compared to the nine month period of fiscal 2015 was primarily related to the reduced net product sales partially offset by higher year-over-year gross cost of sales as a percentage of gross sales. Additionally, the nine month period of fiscal 2015 included a $0.7 million reversal of reserves no longer required.

The Company purchases the products it sells from a limited number of factory suppliers. For the third quarter of fiscal 2016 and fiscal 2015, the Company purchased 87% and 88%, respectively, from its two largest suppliers. For the nine month period of fiscal 2016 and fiscal 2015, the Company purchased 94% and 89%, respectively, from its two largest suppliers.

Other Operating Costs and Expenses — Other operating costs and expenses as a percentage of net product sales were 0.8% for the third quarter of fiscal 2016 as compared to 0.6% for the third quarter of fiscal 2015. In absolute terms, other operating costs and expenses remained the same at $0.1 million for the third quarter of fiscal 2016 and the third quarter of fiscal 2015. For the nine month period of fiscal 2016, other operating costs were 0.9% of net revenues as compared to 1.0% of net revenues for the nine month period of fiscal 2015. In absolute terms, other operating costs and expenses decreased $0.3 million, or 46.3%, to $0.3 million for the nine month period of fiscal 2016 as compared to $0.6 million for the nine month period of fiscal 2015 resulting from lower returns processing costs.

Selling, General and Administrative Expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 18.1% in the third quarter of fiscal 2016 as compared to 8.0% in the third quarter of fiscal 2015. S,G&A, in absolute terms, was $1.6 million in the third quarter of fiscal 2016 as compared to $1.8 million in the third quarter of fiscal 2015, a decrease of $0.2 million or 10.2%. For the nine month period of fiscal 2016, S,G&A was 16.1% of net revenues as compared to 10.4% for the nine month period of fiscal 2015. In absolute terms, S,G&A decreased $0.5 million, or 7.9%, to $6.1 million for the nine month period of fiscal 2016 as compared to $6.6 million in the nine month period of fiscal 2015.

Analysis of S,G&A

The third quarter of fiscal 2016 S,G&A included approximately $0.1 million in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors.

The third quarter of fiscal 2015 S,G&A included approximately $0.2 million in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors.

Excluding the aforementioned items, third quarter fiscal 2016 and third quarter fiscal 2015 S,G&A was $1.6 million.

The nine month period of fiscal 2016 S,G&A included approximately $0.2 million in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors and approximately $0.5 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS, as mentioned elsewhere within this Quarterly Report on Form 10-Q.

The nine month period of fiscal 2015 S,G&A included approximately $1.4 million in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors and approximately $0.1 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS, as mentioned elsewhere within this Quarterly Report on Form 10-Q.

Excluding the aforementioned items, the nine month period of fiscal 2016 S,G&A was $5.4 million and the nine month period of fiscal 2015 S,G&A was $5.1 million, an increase of $0.3 million, or 5.9%, primarily due to higher year-over-year personnel and corporate costs.

Interest income (expense), net — Interest income, net, was $43,000 in the third quarter of fiscal 2016 as compared to $42,000 in the third quarter of fiscal 2015, an increase of $1,000. Interest income, net, was $121,000 in the nine month period of fiscal 2016 as compared to $151,000 in the nine month period of fiscal 2015, a decrease of $30,000. The decrease in interest income for the nine month period was due to a reduction of investments in Certificates of Deposit.

Provision (benefit) for Income Taxes — In the third quarter and nine month period of fiscal 2016, the Company recorded income tax expense of $59,000 and an income tax benefit of $12,000, respectively, as compared to income tax expense of $882,000 and $1.1 million, respectively, in the third quarter and nine month period of fiscal 2015.

Net (loss) income — As a result of the foregoing factors, the Company realized a net loss of $0.1 million in the third quarter of fiscal 2016 as compared to net income of $2.9 million in the third quarter of fiscal 2015. For the nine month period of fiscal 2016, the Company realized a net loss of $0.7 million as compared to net income of $3.6 million in the nine month period of fiscal 2015.

Liquidity and Capital Resources

General

As of December 31, 2015, the Company had cash and cash equivalents of approximately $27.6 million, as compared to approximately $24.2 million at December 31, 2014. Working capital decreased to $57.2 million at December 31, 2015 as compared to $58.9 million at December 31, 2014. The increase in cash and cash equivalents of approximately $3.4 million was due to a decrease in accounts receivable of $6.5 million, a decrease in royalty receivables of $1.9 million, a decrease in prepaid purchases of $1.4 million, a decrease in prepaid expenses of $1.2 million, an increase in income taxes payable of $0.6 million, a decrease in deferred tax assets of $0.5 million partially offset by an increase in short term investments of $5.1 million, a net loss generated during the prior 12 months of $2.3 million, a decrease in accounts payable and other current liabilities of $1.2 million and an increase in inventory of $0.2 million.

Cash flow provided by operating activities was $4.2 million for the nine months ended December 31, 2015, resulting from a decrease in royalty receivable, a decrease in accounts receivable, a decrease in prepaid purchases, a decrease in deferred tax assets and a decrease in prepaid expenses and other current assets partially offset by a decrease in asset allowances, reserves and other, the net loss generated during the period, a decrease in accounts payable and other current liabilities and a decrease in income taxes payable.

Net cash used by investing activities was $20.1 million for the nine months ended December 31, 2015, due to investments made in short term certificates of deposit.

Net cash used by financing activities was nil for the nine months ended December 31, 2015.

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

With respect to fiscal 2014, fiscal 2015 and the first nine months of fiscal 2016, there is some uncertainty as to what the ultimate tax treatment will be of a service fee regularly paid by the Company to the Macao CFC (the “Service Fee”). Therefore, an uncertain tax position under the requirements of ASC 740-10 “Income Tax Accounting” exists, and the Company has recorded an income tax liability of approximately $0.6 million to its December 31, 2015 financial statements, approximately $0.1 million of which was recorded as income tax expense during the first nine months of fiscal 2016, approximately $0.1 million of which was recorded as income tax expense in the fourth quarter of fiscal 2015 and approximately $0.4 million of which was recorded income tax expense in the third quarter of fiscal 2015, representing the maximum amount of income taxes, penalties and interest that the Company estimates it could owe for fiscal 2014, fiscal 2015 and the first nine months of fiscal 2016 if the Service Fee is determined to be taxable to the Company as FBCSI under the Internal Revenue Code.

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

In September 2014, the Company, with S&T’s consent, withheld $0.5 million in cash, to be pledged as collateral against the Amended Agreement, from the dividend paid to S&T on September 30, 2014 along with such dividend paid on that date to all common stockholders. The Company holds, as of December 31, 2015, $0.5 million in cash collateral from S&T against the Amended Agreement. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes, which, together with penalties and interest, are currently estimated by the Company to be approximately $4.9 million as of December 31, 2015, $0.5 million of which is collateralized in cash held by the Company as of December 31, 2015 as described above and which is classified by the Company as restricted cash on its balance sheet. Any such liability, should it be required to be recognized by the Company, would likely have a material adverse effect on the Company’s results of operations in the period recognized. S&T is a subsidiary of Grande, which is currently in liquidation (as described above under “ Controlling Shareholder ”). Therefore, the ability of the Company to enforce its rights to indemnification under the Amended Agreement and to collect from S&T any additional taxes, interest and penalties due may be severely impaired.

Credit Arrangements

Letters of Credit – The Company has used Hang Seng Bank in the past to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis, although no letter of credit agreement is in place between the Company and Hang Seng Bank or any financial institution. The last letter of credit placed with Hang Seng Bank on this basis was in May 2014. At December 31, 2015, the Company had no outstanding letters of credit. In the event that the Company does have outstanding letters of credit with Hang Seng Bank, a like amount of cash is posted by the Company as collateral against such outstanding letters of credit and is classified as Restricted Cash on the balance sheet.

Liquidity

For the three and nine months ended December 31, 2015, products representing approximately 40% and 55%, respectively, of net sales were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.

The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

As described above, Emerson was informed in November 2015 by one of its key customers that, commencing with the Spring of 2016, this customer will discontinue retailing in its stores the Emerson-branded microwave oven and compact refrigeration products currently sold to this customer by the Company, and the Company continued shipping these products to this customer only through December 2016. In addition, as described above, the Company’s license agreement with Funai was terminated by Funai effective on December 31, 2016. Both of these events will have a material impact on the Company’s business, financial condition, results of operations and cash position. The Company is analyzing the impacts to its business of these events and is identifying strategic courses of action for consideration.

Recently Issued Accounting Pronouncements

There were no Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board during the three months ended December 31, 2015 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

Accounting Standards Update 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes (Issued November 2015)

To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. The Company intends to adopt these amendments retrospectively beginning with its March 31, 2016 financial statements.

Accounting Standards Update 2016-01, Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Liabilities (Issued January 2016)

The amendments in this Update make targeted improvements to generally accepted accounting principles (GAAP) as follows:

1. Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

2. Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

3. Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities.

4. Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

5. Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

6. Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

7. Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

8. Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

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

The Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2015, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, there were no material changes in any risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2015.

The failure to obtain new licensees or distribution relationships to replace the Funai license agreement could materially and adversely affect the Company’s revenues, earnings and business.

The Company’s key licensee, Funai, provided written notice to terminate its license agreement with the Company effective December 31, 2016.   For the nine month period of fiscal 2016, Funai accounted for approximately 80% of the Company’s total licensing revenue.  Funai also contributes substantial product volume and market presence through Funai’s manufacture and distribution of products utilizing the Emerson® brand name in the United States.  The failure to obtain new licensees to replace Funai on satisfactory terms, or at all, would materially and adversely affect the Company’s licensing revenues and earnings.  In addition, since the Funai license provides a substantial contribution to and enhancement of the Emerson® brand name in the U.S. marketplace, the failure by the Company to find a new licensee to replace Funai on terms satisfactory to the Company, or at all, would also materially and adversely affect the value of the Emerson brand and Company’s ability to sell its housewares and audio products.

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

For example, one of these two key customers informed Emerson in November 2015 that, commencing with the Spring of 2016, this customer will discontinue retailing in its stores the Emerson-branded microwave oven and compact refrigeration products currently sold to this customer by the Company and the Company continued shipping these products to this customer only through December 2016. During fiscal 2015, the nine month period of fiscal 2016 and the third quarter of fiscal 2016, net sales of these products by the Company to this customer were approximately $39.5 million, $19.2 million and $2.7 million, respectively, comprising approximately 57.3%, 56.4% and 33.6% of the Company’s total net product sales. The Company anticipates that net product sales for the remainder of fiscal 2016 will be negatively impacted by this event and that the first full year impact of this event will be realized by the Company in fiscal 2017, which begins on April 1, 2016. The loss of the net sales will have a material adverse effect on the Company’s business and results of operations.  There can be no assurance that the Company will be able to increase sales to other customers at levels sufficient to offset the adverse impact of the loss of these products to this customer, if at all.

The Company is dependent on a limited number of products for its sales.

The Company derives a substantial portion of its product sales from a limited number of products, and expects these products to continue to account for a large percentage of the Company’s sales in the near term. For the nine month period of fiscal 2016, the Company’s gross product sales were comprised of four product types within two categories — housewares products and audio products, and two of these product types, namely microwave ovens and compact refrigerators — both within the housewares category — generated approximately 93% of the Company’s gross product sales, with microwave ovens generating approximately 52% of the total and compact refrigerators generating approximately 41% of the total.  Because the market for these product types and categories is characterized by periodic new product introductions, the Company’s future financial performance will depend, in part, on the successful and timely development and customer acceptance of new and enhanced versions of these product types and other products distributed by the Company. There can be no assurance that the Company will continue to be successful in marketing these products types within these categories or any other new or enhanced products. As a result of this dependence, a significant decline in pricing of, or market acceptance of these product types and categories, either in general or specifically as marketed by the Company, would have a material adverse effect on the Company’s business, financial condition and results of operation.

The loss or reduction of business of one or a combination of the Company’s microwave oven and compact refrigerator products could materially adversely affect the Company’s revenues, financial condition and results of operations.

If the Company’s third party sales representatives fail to adequately promote, market and sell the Company’s products, the Company’s revenues could significantly decrease.

A significant portion of the Company’s product sales are made through third party sales representative organizations, whose members are not employees of the Company. The Company’s level of sales depends on the effectiveness of these organizations, as well as the effectiveness of its own employees. Some of these third party representatives may sell (and do sell), with the Company’s permission, competitive products of third parties as well as the Company’s products. During the nine month period of fiscal 2016, the fiscal year ended March 31, 2015 and the fiscal year ended March 31, 2014, these organizations were responsible for approximately 62%, 61% and 64%, respectively, of the Company’s net revenues during such periods. In addition, one of these representative organizations was responsible for a significant portion of these revenues. If any of the Company’s third party sales representative organizations engaged by the Company, especially the Company’s largest, fails to adequately promote, market and sell its products, the Company’s revenues could be significantly decreased until a replacement organization or distributor could be retained by the Company. For example, despite the efforts of the Company’s third party sales representative organization, one of the Company’s key customers decided that, commencing with the Spring of 2016, this customer will discontinue retailing in its stores the Emerson-branded microwave oven and compact refrigeration products currently sold to this customer by the Company and the Company continued shipping these products to this customer only through December 2016.  The loss of these product sales will have a material adverse effect on the Company’s business and results of operations.  Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Duncan Hon
Date: February 16, 2016	Duncan Hon
Chief Executive Officer (Principal Executive Officer)

/s/ Andrew L. Davis
Date: February 16, 2016	Andrew L. Davis
Chief Financial Officer (Principal Financial and Accounting Officer)