Form 10-K
period 2016-03-31
EMERSON RADIO CORP
filed 2016-06-29
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended March 31, 2016

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

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2015 (computed by reference to the last reported sale price of the Common Stock on the NYSE MKT on such date): $14,501,590.

Number of Common Shares outstanding at June 29, 2016: 27,129,832

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of the Form 10-K
Proxy Statement for 2016 Annual Meeting of Stockholders, or an amendment to this Annual Report on Form 10-K	Part III

PART I

Forward-Looking Information

This report contains forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company’s control, and which may cause its actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through the use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements include, but are not limited to, statements concerning the following:

•

the impact on the Company’s business, financial condition and results of operations of the discontinuation of retail sales of Emerson branded microwave oven and compact refrigerator products by one of the Company’s key customers in the Spring of 2016;

•	the Company’s ability to retain other key customers or maintain purchase volume of the Company’s products by any such customers;
•

the Company’s ability to maintain its relationships with its licensees and distributors or obtain new licensees or distribution relationships, including the Company’s ability to obtain new licensees to replace its relationship with Funai, which terminates on December 31, 2016;

•	the Company’s ability to resist price increases from its suppliers or pass through such increases to its customers;
•

conflicts of interest that exist based on the Company’s relationship with Grande and Mr. Hon’s positions as Chief Executive Officer and director of Emerson and Chief Executive Officer and executive director of Grande;

•	the decline in, and any further deterioration of, consumer spending for retail products, such as the Company’s products;
•	the Company’s ability to maintain effective internal controls or compliance by its personnel with such internal controls;
•	the Company’s ability to successfully manage its operating cash flows to fund its operations;
•	the Company’s ability to anticipate market trends, enhance existing products or achieve market acceptance of new products;
•	the Company’s dependence on a limited number of suppliers for its components and raw materials;
•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;
•	changes in consumer spending and economic conditions;
•	the ability of third party sales representatives to adequately promote, market and sell the Company’s products;
•	the Company’s ability to maintain, protect and enhance its intellectual property;
•	the effects of competition;
•	the Company’s ability to distribute its products in a timely fashion, including as a result of labor disputes;
•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;
•	changes in accounting policies, rules and practices;
•	the Company’s ability to maintain compliance with the listing standards of the NYSE MKT LLC;
•	limited access to financing or increased cost of financing;
•	the effects of currency fluctuations between the U.S. dollar and Chinese renminbi relative to the dollar and increases in costs of production in China; and
•	the other factors listed under “Risk Factors” in this Annual Report on Form 10-K and other filings with the SEC.

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

Recent Developments

Board of Directors

Effective as of June 19, 2016, the Company’s Board of Directors appointed Messrs. Christopher Ho, Michael Binney and Kin Yuen as directors of the Company to fill vacancies created when five directors recently resigned following the completion of the Grande Restructuring Plan. See “—Controlling Shareholder” below. In connection with the director appointments, the Board of Directors also reduced the size of the full Board of Directors from seven to five directors. The Company believes that this restructured Board of Directors comprises an experienced group of executives with expertise and know-how regarding the consumer electronics industry and corporate finance that will help direct and grow the Company’s business operations. Mr. Ho serves as the Chairman of the Board, a position he formerly held through November 2013, and brings his extensive knowledge of the Company and experience in consumer electronics, international trade and corporate finance to the Board of Directors. Mr. Binney formerly served as a director of the Company from December 2005 to May 2008 and brings extensive public company accounting experience in addition to his knowledge of the Company to the Board of Directors. Mr. Yuen serves as a member of the Audit Committee and the Special Committee, and he brings extensive experience in corporate finance, financial planning, public company reporting and management to the Board of Directors. The Board of Directors also appointed Kareem E. Sethi to the Special Committee effective as of June 19, 2016.

The Company’s Board of Directors formed the Special Committee as an ad hoc committee consisting solely of independent directors in March 2013 to evaluate possible strategic alternatives intended to enhance stockholder value. The Special Committee, with the assistance and support of the Company’s executive management team and external consultants and advisors, is assessing the Company’s historical business model and business strategies to evaluate possible strategic alternatives and possible changes to the Company’s business and operations.

Controlling Shareholder

The Grande Holdings Limited (“Grande”), together with S&T International Distribution Limited (“S&T”), a subsidiary of Grande, and Grande N.A.K.S. Ltd., a subsidiary of Grande (together with Grande, the “Reporting Persons”), have, based on a Schedule 13D/A filed with the Securities and Exchange Commission (“SEC”) on July 9, 2014, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 56.2%, of the Company’s outstanding common stock. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE MKT Company Guide.

On May 31, 2011, upon application of a major creditor, Grande was placed into provisional liquidation when the High Court of Hong Kong appointed joint and several provisional liquidators (“Provisional Liquidators”) over Grande. Accordingly, as of May 31, 2011, the directors of Grande no longer had the ability to exercise control over Grande or the power to direct the voting and disposition of the shares of the Company’s common stock beneficially owned by Grande. In May 2014, Grande, the Provisional Liquidators and a creditor of Grande entered into an agreement to implement the “Grande Restructuring Plan” submitted by a creditor of Grande. Based on public announcements by Grande dated May 26, 2016 (the “Grande Announcements”), and subsequently confirmed to the Company by Grande, Grande has completed the Grande Restructuring Plan, the Provisional Liquidators over Grande have been released and discharged by the Hong Kong Court, the winding up of Grande has been permanently stayed, and Grande has fulfilled all trading resumption conditions imposed on Grande by the Stock Exchange of Hong Kong Limited (“HKEX”). Following the completion of the Grande Restructuring Plan, based on the Grande Announcements and other information received from an affiliate of Grande, certain companies associated with Mr. Ho, the Company’s Chairman of the Board effective as of June 19, 2016, hold in the aggregate approximately a 72.3% shareholding in Grande, and therefore beneficially control the voting and disposition of the shares of the Company beneficially owned by Grande.

General

The Company, directly and through several subsidiaries, designs, sources, imports, markets, sells and licenses to certain licensees a variety of houseware and consumer electronic products, both domestically and internationally, under the Emerson® brand name.

The Company believes its competitive advantages include a combination of:

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

The Company intends to continue leveraging its core competencies to offer a variety of current and new houseware and consumer electronic products to customers. In addition, the Company intends to continue entering into licenses for the use of its trade names and trademarks by third parties. See “Licensing Activities.”

The Company’s core business consists of selling, distributing, and licensing various low and moderately priced houseware and consumer electronic products in various categories. All of the Company’s marketing and sales efforts are currently concentrated in the United States.

For additional disclosures regarding the Company’s major customers, as well as financial information about geographical areas of the Company’s operations, see Item 8 – “Financial Statements and Supplementary Data” and Note 13 “Geographic Information”.

Products

The Company’s current product and branded categories consist primarily of the following:

Houseware Products	Audio Products	Other

Microwave Ovens	Clock Radios	Televisions

Compact Refrigerators		Mobile and Landline Telephones and Accessories

Tablet Computers and Accessories

Cameras and Video Cameras and Accessories

Miscellaneous Electronic and Novelty Products

Sales and Distribution

The Company markets its products exclusively in the United States, primarily through mass merchandisers.

In fiscal 2016 and 2015, Target accounted for approximately 42% and 51% of the Company’s net revenues, respectively, and Wal-Mart accounted for approximately 31% and 28% of the Company’s net revenues, respectively. No other customer accounted for more than 10% of net revenues in either period. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Wal-Mart and Target accounted for 88% and nil as of March 31, 2016, respectively, and 30% and 50% as of March 31, 2015, respectively. Management believes that a loss, or a significant reduction, of sales to Target or Wal-Mart would have a material adverse effect on the Company’s business and results of operations.

Approximately 55% and 61% of the Company’s net revenues in fiscal 2016 and 2015, respectively, were made through third-party sales representative organizations that receive sales commissions and work in conjunction with the Company’s own sales personnel. With the Company’s permission, third-party sales representative organizations may sell competitive products in addition to the Company’s products. In most instances, either party may terminate a sales representative relationship on 30 days prior notice by the Company and 90 days prior notice by the sales representative organization in accordance with customary industry practice. In fiscal 2016, the Company utilized 8 sales representative organizations, including one which represented approximately 41% of its net revenues, including revenues from one of the Company’s two major customers described above and one which represented approximately 13% of net revenues. In fiscal 2015, the Company utilized 9 sales representative organizations, including one which represented approximately 54% of its net revenues, including revenues from one of the Company’s two major customers described above. No other sales representative organization accounted for more than 10% of net revenues in fiscal 2015. The remainder of the Company’s sales is to customers that are serviced by its sales personnel. Although sales and operating results could be negatively impacted, management does not believe that the loss of one or more sales representative organizations would have a material adverse effect on its business and results of operations, as the Company believes that new sales representative organizations could be identified if needed, although that could be a time consuming process.

The Company’s Direct Import Program allows its customers to import and receive product directly from an export port in the country of manufacture outside the United States. Under the Direct Import Program, title for the Company’s product passes to the customer in the country of origin when the product is shipped by the Company’s subsidiary in China. The Company also sells product to customers from its United States warehoused inventory, which is referred to as the Domestic Program. Under the Domestic Program, title for product typically passes at the time of shipment. Under both programs, the Company recognizes revenues at the time title passes to the customer. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Licensing Activities

The Company is party to several license agreements with third party licensees that allow the licensees to manufacture and/or sell various products bearing the Company’s trademarks into defined geographic areas. Such activities have had a positive impact on operating results by generating income with minimal incremental costs and without any working capital requirements, and the Company intends to continue pursuing additional licensing opportunities. The Company protects its brand through careful license and product selection and control processes. As previously disclosed, on December 16, 2015, the Company received written notice from Funai stating its intention to terminate the agreement, with termination to be effective on December 31, 2016. As a result of such termination, unless the Company is successful in securing a new licensee to replace the licensing revenue which will be absent upon the Funai termination, the Company expects fiscal 2017 licensing revenue will decline as compared to fiscal 2016 licensing revenue. As previously disclosed, since this licensing relationship contributes substantial product volume and market presence through Funai’s manufacture and distribution of products bearing the Emerson® brand name in the United States, the loss of this relationship and licensing agreement with Funai is expected to materially and adversely affect the Company’s revenue, earnings and business. The Company is analyzing the impacts of the Funai termination to its business and is identifying strategic courses of action for consideration, including seeking new licensing relationships. There can be no assurance that the Company will be able to secure a new licensee or distribution relationship to replace the licensing revenue, product volume and market presence of Emerson-branded products in the United States, which had been provided through the license agreement with Funai.

See Item 1A — “Risk Factors — Business Related Risks — “The failure to obtain new licensees to replace the Funai license agreement could materially and adversely affect the Company’s revenues, earnings and business.” and “The failure by the Company to maintain its relationships with its other licensees or the failure to obtain new licensees could materially and adversely affect the Company’s revenues, earnings and business.”, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 “License Agreements”.

Design and Manufacturing

The Company’s products are manufactured by original equipment manufacturers in accordance with the Company’s specifications. During fiscal 2016 and 2015, 100% of the Company’s purchases consisted of finished goods from foreign manufacturers located in People’s Republic of China.

The Company’s design team is responsible for product development and works closely with suppliers and determines the cosmetic and other features for new products. Accordingly, the exterior designs and operating features of the products reflect the Company’s judgment, or that of its customers, of current styles and consumer preferences.

The following summarizes the Company’s purchases from its major suppliers that provided more than 10% of the Company’s total purchases in fiscal 2016 and 2015:

	Fiscal Year
Supplier	2016	2015
Midea	53%	66%
Hisense	41%	24%

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

Returned Products

The Company’s customers return product for a variety of reasons, including:

•	retailer return policies which allow customer returns for no reason concerning the quality of the product itself;
•	damage to goods in transit and cosmetic imperfections; and
•	mechanical failures.

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

The Company’s trademark registrations must be renewed at various times. The Company intends to renew all trademarks necessary for the conduct of its business. The Company considers the Emerson® trademark to be of material importance to its business and, to a lesser degree, the remaining trademarks. The Company licenses the Emerson® and certain of its other trademarks to third parties, the scope of which is on a limited product and geographic basis and for a period of time. See “Licensing Activities.”

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

Employees

As of June 9, 2016, the Company had approximately 32 employees, comprised of 17 in the United States and 15 in China. None of the Company’s employees are represented by unions, and the Company believes its labor relations are good.

Available Information

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

Business Related Risks

The Company relies on a small number of key customers for the majority of its business, and the loss or significant reduction in business with any of these key customers would materially and adversely affect the Company’s revenues and earnings.

Historically, the Company has been highly dependent upon sales of its products to Target and Wal-Mart. For the fiscal years ended March 31, 2016 and 2015, Target accounted for approximately 42% and 51%, respectively, of the Company’s net revenues, and Wal-Mart accounted for approximately 31% and 28% of the Company’s net revenues, respectively. No other customer accounted for more than 10% of the Company’s net revenues during these periods. All customer purchases are made through purchase orders and the Company does not have any long-term contracts with its customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, either Target or Wal-Mart would cause a material and adverse change in the Company’s revenues and operating results.

For example, commencing in the Spring of 2016, one of the Company’s key customers discontinued retailing in its stores the Emerson-branded microwave oven and compact refrigeration products historically sold to this customer by the Company. During fiscal 2015 and fiscal 2016, net sales of these products by the Company to this customer were approximately $39.5 million and $19.0 million, respectively, comprising approximately 57.3% and 46.2% of the Company’s total net product sales. The Company continued shipping these products to this customer only through December 2015. Emerson anticipates that net product sales for fiscal 2017 will be negatively impacted by this event. The loss of these sales has had and is expected to continue to have a material adverse effect on the Company’s business and results of operations.

The Company is dependent on a limited number of products for its sales.

We derive a substantial portion of our product revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our product revenues in the near term. For the twelve months ended March 31, 2016, the Company’s gross product sales were comprised of five product types within two categories — housewares products and audio products, and two of these product types, namely microwave ovens and compact refrigerators — both within the housewares category — generated approximately 93% of the Company’s gross product sales, with microwave ovens generating approximately 56% of the total and compact refrigerators generating approximately 37% of the total. For the twelve months ended March 31, 2015, the Company’s gross product sales were comprised of the same five product types within the same two categories — housewares products and audio products, and two of these product types, namely microwave ovens and compact refrigerators — both within the housewares category — generated approximately 95% of the Company’s gross product sales, with microwave ovens generating approximately 67% of the total and compact refrigerators generating approximately 28% of the total. Because the market for these product types and categories is characterized by periodic new product introductions, the Company’s future financial performance will depend, in part, on the successful and timely development and customer acceptance of new and enhanced versions of these product types and other products distributed by the Company. There can be no assurance that the Company will continue to be successful in marketing these products types within these categories or any other new or enhanced products. As a result of this dependence, a significant decline in pricing of, or market acceptance of these product types and categories, either in general or specifically as marketed by the Company, would have a material adverse effect on the Company’s business, financial condition and results of operation.

The loss or reduction of business of one or a combination of our microwave oven and compact refrigerator products could materially adversely affect our revenues, financial condition and results of operations.

For example, commencing in the Spring of 2016, one of the Company’s key customers discontinued retailing in its stores the Emerson-branded microwave oven and compact refrigeration products currently sold to this customer by the Company. During fiscal 2015 and fiscal 2016, net sales of these products by the Company to this customer were approximately $39.5 million and $19.0 million, respectively, comprising approximately 57.3% and 46.2% of the Company’s total net product sales. The Company continued shipping these products to this customer only through December 2015. Emerson anticipates that net product sales for fiscal 2017 will be negatively impacted by this event. The loss of these sales has had and is expected to continue to have a material adverse effect on the Company’s business and results of operations.

If the Company’s third party sales representatives fail to adequately promote, market and sell the Company’s products, the Company’s revenues could significantly decrease.

A significant portion of the Company’s product sales are made through third party sales representative organizations, whose members are not employees of the Company. The Company’s level of sales depends on the effectiveness of these organizations, as well as the effectiveness of its own employees. Some of these third party representatives may sell (and do sell), with the Company’s permission, competitive products of third parties as well as the Company’s products. During the Company’s fiscal years ended March 31, 2016 and March 31, 2015, these organizations were responsible for approximately 55% and 61%, respectively, of its net revenues during such periods. In addition, one of these representative organizations was responsible for a significant portion of these revenues. If any of the Company’s third party sales representative organizations engaged by the Company, especially the Company’s largest, fails to adequately promote, market and sell its products, the Company’s revenues could be significantly decreased until a replacement organization or distributor could be retained by the Company. For example, despite the efforts of the Company’s third party sales representative organization, one of the Company’s key customers, commencing with the Spring of 2016, discontinued retailing in its stores the Emerson-branded microwave oven and compact refrigeration products currently sold to this customer by the Company and the Company continued shipping these products to this customer only through December 2015. The loss of these product sales will have a material adverse effect on the Company’s business and results of operations. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.

The concentration of product sales among a limited number of retailers and the trend toward private label brands could materially reduce revenues and profitability.

With the concentration of the Company’s product sales among a limited number of retailers, the Company is dependent upon a small number of customers whose bargaining strength is growing. These retailers generally purchase a limited selection of houseware and consumer electronic products. As a result, there is significant competition for retail shelf space. In addition, certain of the Company’s key customers use their own private label brands that compete directly with some of the Company’s products. As the retailers in the houseware and consumer electronic industry become more concentrated, competition for sales to these retailers may increase, which could materially reduce the Company's revenues and profitability.

The houseware and consumer electronic industry is consolidating, which could reduce the Company’s ability to successfully secure product placements at key customers and limit its ability to sustain a cost competitive position in the industry.

Over the past several years, the houseware and consumer electronic industry has undergone substantial consolidation, and further consolidation is likely. As a result of this consolidation, the houseware and consumer electronic industry primarily consists of a limited number of large retailers and distributors. The Company’s ability to gain or maintain share of sales in the houseware and consumer electronic industry or maintain or enhance its relationships with key customers may be limited as a result of actions by competitors or the retailers’ increasing use of private label brands.

The failure to obtain new licensees to replace the Funai license agreement could materially and adversely affect the Company’s revenues, earnings and business.

As previously disclosed, on December 16, 2015, the Company’s key licensee, Funai, provided written notice to the Company to terminate its license agreement with the Company effective December 31, 2016.   For the fiscal year ended March 31, 2016, Funai accounted for approximately 79% of the Company’s total licensing revenue.  Funai also contributes substantial product volume and market presence through Funai’s manufacture and distribution of products utilizing the Emerson® brand name in the United States.  The failure to obtain new licensees to replace Funai on satisfactory terms, or at all, would materially and adversely affect the Company’s licensing revenues and earnings.  In addition, since the Funai license provides a substantial contribution to and enhancement of the Emerson® brand name in the U.S. marketplace, the failure by the Company to find a new licensee to replace Funai on terms satisfactory to the Company, or at all, would also materially and adversely affect the value of the Emerson brand and Company’s ability to sell its housewares and audio products.

The failure by the Company to maintain its relationships with its other licensees or the failure to obtain new licensees could materially and adversely affect the Company’s revenues, earnings and business.

The Company maintains agreements that allow licensees to use the Company’s trademarks for the manufacture and sale of specific consumer electronics and other products into defined geographic areas. Although the Company has entered into agreements with certain of its licensees most have terms of three years or less. The Company cannot assure that its agreements with its other licensees will be renewed in the future or that the Company’s relationships with its other licensees or distributors will be maintained on satisfactory terms or at all. The failure to maintain its relationships with its other licensees and distributors on terms satisfactory to the Company, the failure to obtain new licensees or distribution relationships or the failure by the Company’s licensees to protect the integrity and reputation of the Company’s trademarks could materially and adversely affect the Company’s licensing revenues and earnings.

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

The Company does not have any long-term or exclusive purchase commitments with any of its suppliers. Midea was the Company’s largest supplier and accounted for 53% of the Company’s purchases of products during fiscal 2016. The Company’s failure to maintain existing relationships with its suppliers or to establish new relationships on similar pricing and credit terms in the future could negatively affect the Company’s ability to obtain products in a timely manner. If the Company is unable to obtain an ample supply of product from its existing suppliers or secure alternative sources of supply, it may be unable to satisfy its customers’ orders, which could materially and adversely affect the Company’s revenues and relationships with its customers. Finding replacement suppliers could be a time consuming process during which the Company’s revenues and liquidity could be negatively impacted.

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

The Company relies on a third-party logistics provider for the storage and distribution of its products in the United States and, if such third party logistics provider incurs any damage to the facilities where the Company’s products are stored or is unable to distribute its products as needed, it could have a material adverse effect on the Company’s results of operations and business.

The Company relies on a third-party logistics provider for the storage and distribution of its products. The facilities where the Company’s products are stored by such provider may also be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, communications failure or terrorism. Any material damage to the facilities where the Company’s products are stored could adversely affect its inventory and the ability of such third-party logistics provider to meet the needs of its customers. In addition, an inability to maintain the Company’s contracts with such third-party logistics providers or a disruption or slowdown in the operations of such third-party logistics providers, including as a result of damage to the facilities of such providers or a strike by such providers, could cause delays in the Company’s ability to fulfill customer orders and may cause orders to be canceled, lost or delivered late, the Company’s products to be returned or receipt of products to be refused, any of which could adversely affect the Company’s business and results of operations. The Company’s contract with its third-party logistics provider is terminable upon written notice by either party for convenience without cause. If the Company is unable to maintain its contract with its third-party logistics provider, the Company would be required to retain a new third party logistics provider and the Company may be unable to retain such third party at a cost that is acceptable to the Company. If the Company’s shipping costs were to increase as a result of an increase by such third-party logistics providers or as a result of obtaining a new third-party logistics provider and if the Company is unable to pass on these higher costs to its customers, it could have a material adverse effect on the Company’s results of operations and business.

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

The Company’s success is dependent on its ability to anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and sourcing new products that are profitable to the Company. In addition, to increase the Company’s penetration of current markets and gain footholds in new markets for its products, the Company must maintain its existing products and integrate them with new products. The Company may not be successful in sourcing, marketing and releasing new products that respond to technological developments or changing customer needs and preferences. The Company may also experience difficulties that could delay or prevent the successful development, introduction and sale of these new products. These new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements to the Company’s products are delayed, or if these products or enhancements fail to achieve market acceptance when released, the Company’s sales volume may decline and earnings could be materially and adversely affected. In addition, new products or enhancements by the Company’s competitors may cause customers to defer or forgo purchases of the Company’s products, which could also materially and adversely affect the Company’s revenues and earnings.

Cash generated by operating activities represents the Company’s principal source of funding and therefore the Company depends on its ability to successfully manage its operating cash flows to fund its operations.

The Company does not maintain any credit facilities (other than certain letters of credit) in connection with the operation of its business. The Company has relied on, and continues to rely on, its cash on hand and cash generated by operations to manage its business. Subsequent to the appointment of the Provisional Liquidators over Grande, certain of the Company’s major factory suppliers, including Midea, significantly reduced the maximum amount of open credit lines available to the Company and requested that the Company make accelerated payments to them to reduce the balances owing from the Company on its open trade payable accounts with the respective factory suppliers to comply with such new credit terms. It is unclear what effect, if any, the completion of the Grande Restructuring Plan and removal of the Provisional Liquidators will have on the Company’s relationships with its suppliers. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” If the Company is unable to generate sufficient cash from operations, the Company may need to secure alternative means of financing or reorganize its operations to continue to maintain the current business.

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

In addition, the industry in which the Company competes generally has low barriers to entry that allow the introduction of new products or new competitors at a fast pace. Some retailers have begun to introduce their own private label products, which could reduce the volume of product they buy from the Company, as well as decrease the shelf space they allocate to the Company’s products. If the Company is unable to protect the Company’s brand image and authenticity, the Company may be unable to effectively compete with these new market entrants or new products.

Changes in consumer spending and economic conditions may cause the Company’s quarterly operating results to fluctuate and cause its stock price to decline.

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

The Company may be liable for additional tax payments to the IRS in connection with the extraordinary dividend paid by the Company to recipients on March 24, 2010.

On March 2, 2010, the Board declared an extraordinary dividend of $1.10 per common share which was paid on March 24, 2010. In connection with the Company’s determination as to the taxability of the dividend, the Board relied upon information and research provided to it by the Company’s tax advisors and, in reliance on the “stock-for-debt” exception in the Internal Revenue Code Sections 108(e)(8) and (e)(10), concluded that 4.9% of such dividend paid was taxable to the recipients. The Company initially withheld from the dividend paid to foreign shareholders an amount equal to the tax liability associated with such dividend based on this exception. In August 2012, the Company received a Form 886-A from the IRS which challenges the Company’s conclusions and determines that the Company does not qualify for the above-referenced exception. The Company prepared and, on October 25, 2012, delivered its rebuttal to the IRS contesting the IRS determination.

In the event that the Company is not successful in establishing with the IRS that the Company’s calculations were correct, then the shareholders who received the dividend likely will be subject to and liable for an assessment of additional taxes due. Moreover, the Company may be contingently liable for taxes due by certain of its shareholders resulting from the dividend paid by the Company. Any such liability, should it be required to be recognized by the Company, would likely have a material adverse effect on the Company’s results of operations in the period recognized. As of March 31, 2016, the Company believes that it is more likely than not that the assessment period for the Company for tax under section 1461 of the Internal Revenue Code in connection with the withholding tax requirements pertaining to the March 2010 dividend have expired, such that if the IRS were to attempt to assess tax, the assessment would be time-barred. Thusly, as of March 31, 2016, the Company believes that it is more likely than not that it will not be liable for such assessment; however, there can be no assurance that the Company would be successful in defending its position if the IRS were to attempt to assess tax. See Note 3 “Related Party Transactions—Dividend-Related Issues with S&T” to the consolidated financial statements.

An information systems interruption or breach in security, including as a result of cyber-attacks, could adversely affect the Company’s business, results of operations and reputation.

In the ordinary course of business, the Company electronically maintains sensitive data, including intellectual property, its proprietary business information and that of its customers and suppliers, and some personally identifiable information of employees, in its facilities and on its networks. The secure processing, maintenance and transmission of this information is important to the Company’s operations. A breach of the Company’s security systems and procedures or those of its vendors could result in significant data losses or theft of the Company’s customers' or the Company’s employees' intellectual property, proprietary business information or personally identifiable information.  A cybersecurity breach could negatively affect the Company’s reputation.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, the Company may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications the Company procures from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to the Company’s systems or facilities through fraud, trickery or other forms of deceiving its employees. Accordingly, the Company may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, or if such measures are implemented, and even with appropriate training conducted in support of such measures, human errors may still occur. It is virtually impossible for the Company to entirely mitigate this risk. A party, whether internal or external, who is able to circumvent the Company’s security measures could misappropriate information.

If the Company fails to reasonably maintain the security of confidential information, the Company may suffer significant reputational and financial losses and the Company’s results of operations, cash flows, financial condition, and liquidity may be adversely affected. In addition, a system breach could result in other negative consequences, including disruption of internal operations, and may subject the Company to private litigation, government investigations, enforcement actions, and cause the Company to incur potentially significant liability, damages, or remediation costs.

Stock Ownership Risks

The Company is a “controlled company” within the meaning of the NYSE MKT rules and, as a result, qualifies for, and relies on, exemptions from certain corporate governance requirements. As a result, the Company’s shareholders do not have the same protections afforded to shareholders of companies that are subject to such requirements.

Grande, through one of its indirect subsidiaries, is the beneficial owner of approximately 56.2% of the Company’s outstanding common stock as of June 23, 2016. As a result, the Company is a “controlled company” within the meaning of the NYSE MKT Company Guide. Under the NYSE MKT rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE MKT corporate governance requirements, including the requirements that:

•	a majority of the Company’s Board of Directors consist of independent directors;
•	the Company has a nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	the Company has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

The Company has elected to use certain of these exemptions and the Company may continue to use all or some of these exemptions in the future for so long as the Company is a controlled company. The Company’s Board of Directors acts as the nominating committee and compensation committee and determines the compensation and benefits of the Company’s executive officers, administers its employee stock and benefit plans, and reviews policies relating to the compensation and benefits of its employees. Although all board members have fiduciary obligations in connection with compensation matters, the Company’s lack of an independent compensation committee presents the risk that any executive officers who are also directors may have influence over their personal compensation and benefits levels that may not be commensurate with the Company’s financial performance. Accordingly, shareholders of the Company do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE MKT.

The controlling ownership of the Company’s common stock by an indirect subsidiary of Grande substantially reduces the influence of other stockholders, and the interests of Grande may conflict with the interests of the Company’s other stockholders.

Grande, through one of its indirect subsidiaries, is the beneficial owner of approximately 56.2% of the Company’s outstanding common stock as of June 23, 2016. As a result, Grande will be able to exert significant influence over the Company’s business and have the ability to control the approval process for actions by the Company that require stockholder approval, including: the election of the Company’s directors and the approval of mergers, sales of assets or other significant corporate transactions or matters submitted for stockholder approval. Grande may have interests that differ from your interests and may cause the shares in the Company beneficially owned by Grande to be voted in a way with which you disagree and that may be adverse to your interests. In addition, several provisions of the Company’s organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of its common stock. Under the terms of the Company’s certificate of incorporation, its board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for the Company’s common stock, including transactions that may be in your best interests.

Certain of the Company’s directors and officers may have actual or potential conflicts of interest because of their relationships with Grande, and accordingly have loyalties and fiduciary obligations to both Grande and the Company.

Mr. Christopher Ho, the Company’s Chairman of the Board, and Mr. Duncan Hon, the Chief Executive Officer and a director of the Company, have material relationships with Grande that may have actual or potential conflicts of interest with their duties to the Company. Effective May 30, 2016, Mr. Hon also serves as the Chief Executive Officer and an executive director of Grande. As described in Note 3 to the Company’s financial statements and in the Company’s previous filings with the SEC, there have historically been certain related party transactions between the Company and certain subsidiaries and affiliates of Grande. Although the Company has established procedures designed to ensure that material related party transactions are fair to the Company, transactions between the Company and Grande, even if entered into on an arm’s-length basis, create the potential for, or could result in, conflicts of interests.

The Company recently received a notice of non-compliance from NYSE MKT related to the composition of the Company’s Audit Committee.  Although the Company has cured such non-compliance, if the Company is unable to maintain compliance with the continued listing standards of the NYSE MKT, then the Company’s common stock could be delisted from the NYSE MKT, which could negatively impact the liquidity and trading price of the Company’s common stock.

On June 7, 2016, the Company received a notice from the NYSE MKT indicating that the Company no longer satisfied the continued listing standards set forth in Section 803(B)(2)(c) of the NYSE MKT Company Guide that require the Audit Committee of the Board to be comprised of at least two independent members. The Company received the notice following the resignation of five directors, including four independent directors, in late May and early June 2016 following the completion of the Grande Restructuring Plan. See Item 1— “Recent Developments.” As a result of these resignations, the Company had only one independent director and the Company’s Audit Committee was no longer comprised of two independent members as required under the Company Guide. Pursuant to Section 803(B)(6)(b) of the Company Guide, the Company was provided until the earlier of (i) the next annual shareholders' meeting or (ii) one year from the occurrence of the event that caused the failure to comply with this requirement; provided, however, that if the annual shareholders' meeting occurs no later than 75 days following the event that caused the failure to comply with the audit committee composition requirement, a smaller reporting company shall instead have 75 days from such event to regain compliance with the requirement to have two independent directors serving on the audit committee.

Effective as of June 19, 2016, the Company’s Board of Directors appointed Mr. Kin Yuen as an independent director and member of the Audit Committee, following which the Company regained compliance with Section 803(B)(2)(c) of the Company Guide. Although the Exchange’s notification of non-compliance with Section 803(B)(2)(c), and the Company’s subsequent cure of such non-compliance by the appointment of Mr. Yuen, has had no current effect on the listing of the Company’s shares, failure to regain compliance within the prescribed grace period could have resulted in the Company’s shares being delisted from the NYSE

MKT. If the Company’s common stock is delisted from the NYSE MKT and transferred to the over-the-counter market, it may result in decreased liquidity by making the trading of the Company’s common stock less efficient.

The Company’s board of directors has formed a Special Committee of independent directors to explore strategic alternatives. However, there can be no assurances that any transaction will occur, or if such a transaction does occur, the value of that transaction to the Company or its shareholders.

The Company’s board of directors formed an ad hoc Special Committee consisting solely of independent directors in March 2013 to evaluate possible strategic alternatives intended to enhance stockholder value. These alternatives could include, among others, possible joint ventures, strategic partnerships, marketing alliances, sale of all or some of our assets or other possible transactions. However, there can be no assurance that any such strategic transaction will occur. In addition, if such a transaction occurs, there can be no assurances as to the value of any such transaction to the Company or its stockholders.

Item 2.	PROPERTIES

The following table sets forth the material properties leased by the Company:

Facility Purpose	Approximate Square Footage	Location	Lease Expires
Corporate headquarters	5,541	Hackensack, NJ	July 2018
Hong Kong office	6,162	Hong Kong, China	July 2019
Macao office	960	Macao, China	May 2017

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

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter	$1.46	$1.12	$2.20	$1.70
Second Quarter	1.31	1.05	2.34	1.26
Third Quarter	1.28	0.82	1.38	1.00
Fourth Quarter	1.10	0.83	1.46	1.01

There is no established trading market for the Company’s Series A convertible preferred stock, whose conversion feature expired as of March 31, 2002.

(b) Holders

At June 8, 2016, there were 203 stockholders of the Company’s common stock whose shares were registered with the Company’s transfer agent. The Company believes that the number of beneficial owners is substantially greater than the number of registered shareholders, because a large portion of the Company’s common stock is held of record in broker “street names”.

(c) Dividends

The Company has not paid cash dividends on its common stock since an extraordinary dividend paid on September 30, 2014, and does not currently plan to declare dividends on its common stock in the foreseeable future.  The payment of dividends, if any, would be at the discretion of the Company’s Board of Directors and would depend on the Company’s results of operations, capital requirements, financial condition, prospects, contractual arrangements, and other factors that the Board of Directors may deem relevant.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s operations and financial condition should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those under Item 1A – “Risk Factors” or in other parts of this Annual Report on Form 10-K.

In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Results of Operations:

The following table summarizes certain financial information for the fiscal years ended March 31 (in thousands):

	2016	2015
Net product sales	$41,035	$68,984
Licensing revenue	4,716	7,339
Net revenues	45,751	76,323
Cost of sales	38,819	62,088
Other operating costs and expenses	367	661
Selling, general and administrative	7,970	8,829
Operating (loss) income	(1,405)	4,745
Interest income, net	178	215
(Loss) income before income taxes	(1,227)	4,960
(Benefit) provision for income tax expense	(259)	3,067
Net (loss) income	$(968)	$1,893

Results of Operations — Fiscal 2016 compared with Fiscal 2015

Net product sales — Net product sales for fiscal 2016 were $41.0 million as compared to $69.0 million for fiscal 2015, a decrease of $28.0 million, or 40.5% as detailed below. The Company’s sales during fiscal 2016 and fiscal 2015 were highly concentrated among the Company’s two largest customers, Target and Wal-Mart, where gross product sales comprised approximately 82.9% and 88.4%, respectively, of the Company’s total gross product sales. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by $0.1 million and $0.2 million for fiscal 2016 and fiscal 2015, respectively. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)

Houseware product net sales decreased $27.3 million, or 41.3%, to $38.8 million in fiscal 2016 as compared to $66.1 million in fiscal 2015, principally driven by a decrease in sales of microwave ovens, compact refrigerators and wine products. The year-over-year decreases were driven mainly by product discontinuations by the Company’s key customers, lower year-over-year retail sell through on existing models, competitive pricing activity and the effects of the 2014/2015 Los Angeles/Long Beach port strike.

Emerson was informed in November 2015 by one of its key customers that, commencing with the Spring of 2016, this customer will discontinue retailing in its stores the Emerson-branded microwave oven and compact refrigeration products currently sold to this customer by the Company. During fiscal 2015 and fiscal 2016, net sales of these products by the Company to this customer were approximately $39.5 million and $19.0 million, respectively, comprising approximately 57.3% and 46.2% of the Company’s total net product sales. The Company continued shipping these products to this customer only through December 2015. Emerson anticipates that net product sales for fiscal 2017 will be negatively impacted by this event. The loss of these sales has had and is expected to continue to have a material adverse effect on the Company’s business and results of operations.

ii) Audio product net sales were $2.2 million in fiscal 2016 compared to $2.9 million in fiscal 2015, a decrease of $0.7 million, or 23.6%, resulting from decreased net sales of clock radios.

Licensing revenue — Licensing revenue in fiscal 2016 was $4.7 million as compared to $7.3 million for fiscal 2015, a decrease of $2.6 million, or 35.7%, driven by lower year-over-year sales by the Company’s licensees of Emerson ® branded product.

The Company’s largest license agreement is with Funai, which accounted for approximately 79% of the Company’s total fiscal 2016 and fiscal 2015 licensing revenue, and which was amended during November 2013 to extend the term of the agreement until March 31, 2018. The agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the Emerson® trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, the Company receives non-refundable minimum annual royalty payments of $3.75 million each calendar year and a license fee on sales of product subject to the agreement in excess of the minimum annual royalties. During fiscal 2016 and 2015 licensing revenues of $3.75 million and $5.8 million, respectively, were earned under this agreement.

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

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $45.8 million for fiscal 2016 as compared to $76.3 million for fiscal 2015, a decrease of $30.5 million, or 40.1%.

Cost of sales — Cost of sales includes those components as described in Note 1 “Cost of Sales” of the Notes to the Consolidated Financial Statements. In absolute terms, cost of sales decreased $23.3 million, or 37.5%, to $38.8 million in fiscal 2016 as compared to $62.1 million in fiscal 2015. Cost of sales as a percentage of net product sales was 94.6% in fiscal 2016 as compared to 90.0% in fiscal 2015. The decrease in absolute terms for fiscal 2016 as compared to fiscal 2015 was primarily related to the reduced net product sales, partly offset by higher year-over-year gross cost of sales as a percentage of gross sales and approximately $1.6 million in reversals of reserves no longer required during fiscal 2015.

Other operating costs and expenses — Other operating costs and expenses include those components as described in Note 1 “Other Operating Costs and Expenses” of the Notes to the Consolidated Financial Statements. Other operating costs and expenses as a percentage of net product sales was 0.9% in fiscal 2016 and 1.0% in fiscal 2015. In absolute terms, other operating costs and expenses was $0.4 million in fiscal 2016 as compared to $0.7 million in fiscal 2015.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 17.4% in fiscal 2016 as compared to 11.6% in fiscal 2015. Fiscal 2016 S,G&A, in absolute terms, was $7.9 million and fiscal 2015 S,G&A, in absolute terms, was $8.8 million, a decrease of $0.9 million, or 9.7%.

Analysis of S,G&A

Fiscal 2016 S,G&A included approximately $0.3 million in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors and approximately $0.5 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS, as mentioned elsewhere within this Annual Report on Form 10-K.

Fiscal 2015 S,G&A included approximately $1.6 million in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors and approximately $0.3 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS, as mentioned elsewhere within this Annual Report on Form 10-K.

Excluding the aforementioned items, the fiscal 2016 S, G&A was $7.2 million and the fiscal 2015 S, G&A was $6.9 million, an increase of $0.3 million, or 4.3%, primarily due to higher year-over-year corporate and personnel costs.

Interest income, net — Interest income, net, was $178,000 in fiscal 2016 as compared to $215,000 in fiscal 2015, resulting from a reduction of its investments in Certificates of Deposit during fiscal 2016.

(Benefit) provision for income tax expense — In fiscal 2016, the Company recorded an income tax benefit of $0.3 million, of which approximately $0.2 million was recorded in the fourth quarter of fiscal 2016, as compared to income tax expense of $3.1 million in fiscal 2015. See Note 5 “Income Taxes”.

Net (loss) income — As a result of the foregoing factors, the Company recorded a net loss of $1.0 million for fiscal 2016 as compared to net income of $1.9 million for fiscal 2015.

Liquidity and Capital Resources

General

As of March 31, 2016, the Company had cash and cash equivalents of approximately $30.1 million as compared to approximately $43.5 million at March 31, 2015. Working capital decreased to $55.7 million at March 31, 2016 as compared to $56.5 million at March 31, 2015 as adjusted to remove $0.9 million in deferred tax assets which were reclassified from current to noncurrent upon the early and retrospective adoption of Accounting Standards Update 2015-17 by the Company as of March 31, 2016. The decrease in cash and cash equivalents of approximately $13.4 million was due to the below factors.

Net cash provided by operating activities was approximately $6.8 million for fiscal 2016 resulting from a $2.5 million decrease in inventories, a $2.2 million decrease in accounts receivable, a $2.2 million decrease in royalty receivable, a $2.1 million decrease in prepaid purchases, a $0.6 million decrease in deferred tax assets, a $0.2 million decrease in prepaid expenses and other current assets, partially offset by a $1.0 million loss generated during the period, a $0.7 million increase in asset allowances, a $0.5 million decrease in long term liabilities, a $0.4 million decrease in accounts payable and other current liabilities and a $0.4 million decrease in income taxes payable.

Net cash used by investing activities was $20.2 million due to investments made in short term certificates of deposit.

Net cash used by financing activities was nil during fiscal 2016.

Credit Arrangements

Letters of Credit — The Company has utilized Hang Seng Bank in the past to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis, although no letter of credit agreement is in place between the Company and Hang Seng Bank or any financial institution. The last letter of credit placed with Hang Seng Bank on this basis was in May 2014. At March 31, 2016, the Company had no outstanding letters of credit. In the event that the Company does have outstanding letters of credit with Hang Seng Bank, a like amount of cash is posted by the Company as collateral against such outstanding letters of credit, and is classified as Restricted Cash on the balance sheet.

Short-term Liquidity

In fiscal 2016, products representing approximately 47% of net sales were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.

The Company’s principal existing sources of cash are generated from operations. The Company believes that its cash on hand and existing sources of cash will be sufficient to support its existing operations over the next 12 months.

As of March 31, 2016, there were no capital expenditure or other commitments other than the normal purchase orders used to secure product.

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

Off-Balance Sheet Arrangements

On April 7, 2010, upon a request made to the Company by its foreign controlling stockholder, S&T, the Company entered into an agreement with S&T whereby the Company returned to S&T on April 7, 2010 that portion of the taxes that the Company had withheld from the dividend paid on March 24, 2010 to S&T which the Company believed was not subject to U.S. tax based on the Company’s good-faith estimate of its accumulated earnings and profits at that time, and received collateral (in the form of shares in the Company) which was sufficient to cover any claims for taxes on the dividend paid (the “Agreement”). The Company believes this transaction resulted in an off-balance sheet arrangement, which was comprised of a possible contingent tax liability of the Company, which, if recognized, would be offset by the calling by the Company on S&T of the indemnification provisions of the Agreement. In February 2011, upon the request of S&T to the Company, the Company and S&T agreed the collateral pledged as a part of the Agreement would no longer be required and this collateral was returned by the Company to S&T in March 2011 (see Note 3 “Related Party Transactions — Dividend-Related Issues with S&T”) and the Agreement was amended and restated to remove the collateral requirement but retain the indemnification provisions. The Agreement, as amended (the “Amended Agreement”), remains in effect as of today. In September 2014, the Company, with S&T’s consent, withheld $0.5 million in cash, to be pledged as collateral against the Amended Agreement, from the dividend paid to S&T on September 30, 2014 along with such dividend paid on that date to all common stockholders. The Company held, as of March 31, 2016, $0.5 million in cash collateral from S&T against the Amended Agreement which was classified by the Company as restricted cash on its balance sheet. As of March 31, 2016, the Company believes that it is more likely than not that the assessment period for the Company for tax under section 1461 of the Internal Revenue Code in connection with the withholding tax requirements pertaining to the March 2, 2010 dividend has expired, such that if the IRS were to attempt to assess tax, the assessment would be time-barred. Thusly, as of March 31, 2016, the Company believes that it is more likely than not that it will not be liable for the Potential Tax Exposure Related to the March 2010 Dividend. In April 2016, the Company, upon a request made by S&T, considered and agreed that the collateral pledged as a part of the Agreement would no longer be required and that such collateral would be returned by the Company to S&T, net of the $79,000 in expenses incurred by the Company in defending the IRS challenge with respect to the March 2, 2010 dividend. Thusly, on April 29, 2016, the Company paid $421,000 to S&T to effectuate the release of the collateral net of the aforementioned expenses incurred by the Company.

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

Recently-Issued Financial Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board during the twelve months ended March 31, 2016 or during the interim period between March 31, 2016 and June 29, 2016 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

Accounting Standards Update 2016-10 (Topic 606) Revenue from Contracts with Customers (Issued April 2016)

The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: 1. Identify the contract(s) with a customer. 2. Identify the performance obligations in the contract. 3. Determine the transaction price. 4. Allocate the transaction price to the performance obligations in the contract. 5. Recognize revenue when (or as) the entity satisfies a performance obligation. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The Company does not expect these amendments to have a material effect on its financial statements.

Accounting Standards Update 2016-07, Investments—Equity Method and Joint Ventures (Topic 323) (Issued March 2016)

The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. No additional disclosures are required at transition. The Company does not expect these amendments to have a material effect on its financial statements.

Accounting Standards Update 2016-02, Leases (Topic 842) (Issued February 2016)

The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification® and creating Topic 842, Leases. This Update, along with IFRS 16, Leases, are the results of the FASB’s and the International Accounting Standards Board’s (IASB’s) efforts to meet that objective and improve financial reporting. The amendments in this Update are effective for fiscal years beginning after December 15, 2018. While the Company is currently evaluating the provisions of ASU 2016-02 to determine how it will be affected, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

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

Accounting Standards Update 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes (Issued November 2015)

To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. The Company adopted ASU 2015-17 retrospectively at March 31, 2016 by reclassifying as of March 31, 2015 the $962,000 previously classified as current deferred tax assets to noncurrent deferred tax assets, and by presenting all deferred tax assets as of March 31, 2016 as noncurrent.

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

We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries (the “Company”), as of March 31, 2016 and 2015, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emerson Radio Corp. and Subsidiaries as of March 31, 2016 and 2015, and the results of their operations, and their cash flows for each of the two years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements, the Company has retrospectively changed its method of accounting for the classification of deferred tax assets and liability as of March 31, 2016 due to the early adoption of Accounting Standards Update 2015-17.

/s/ MSPC
Certified Public Accountants and Advisors, A Professional Corporation

Cranford, New Jersey

June 29, 2016

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended March 31, 2016 and 2015

	2016	2015
	(In thousands, except per share data)
Net revenues:
Net product sales	$41,035	$68,984
Licensing revenue	4,716	7,339
Net revenues	45,751	76,323
Costs and expenses:
Cost of sales	38,819	62,088
Other operating costs and expenses	367	661
Selling, general and administrative expenses	7,970	8,829
	47,156	71,578
Operating (loss) income	(1,405)	4,745
Other income:
Interest income, net	178	215
(Loss) income before income taxes	(1,227)	4,960
(Benefit) provision for income tax expense	(259)	3,067
Net (loss) income	(968)	1,893
Basic net (loss) income per share	$(0.04)	$.07
Diluted net (loss) income per share	$(0.04)	$.07
Weighted average shares outstanding
Basic	27,130	27,130
Diluted	27,130	27,130

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2016 and 2015

	2016	2015
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$30,096	$43,485
Restricted cash	500	500
Short term investments	20,155	—
Trade accounts receivable, net	2,800	4,275
Royalty receivable	1,292	3,522
Inventory	2,056	4,519
Prepaid purchases	871	2,961
Prepaid expenses and other current assets	556	702
Total Current Assets	58,326	59,964
Property, plant, and equipment, net	29	77
Deferred tax assets	1,401	2,020
Other assets	132	102
Total Non-current Assets	1,562	2,199
Total Assets	$59,888	$62,163
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	1,691	2,137
Due to affiliates	512	500
Income tax payable	455	847
Total Current Liabilities	2,658	3,484
Non-current income tax payable	—	481
Total Non-current Liabilities	—	481
Total Liabilities	$2,658	$3,965
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at March 31, 2016 and March 31, 2015, respectively; 27,129,832 shares outstanding at March 31, 2016 and March 31, 2015, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(2,177)	(1,209)
Treasury stock, at cost (25,835,965 shares)	(24,224)	(24,224)
Total Shareholders’ Equity	57,230	58,198
Total Liabilities and Shareholders’ Equity	$59,888	$62,163

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended March 31, 2016 and 2015

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2014	$3,310	52,965,797	$529	$98,785	$(3,102)	$(24,224)	$75,298
Net income					$1,893		$1,893
Dividend paid				$(18,991)			$(18,991)
Loss on dissolution of subsidiary				$(2)			$(2)
Balance — March 31, 2015	$3,310	52,965,797	$529	$79,792	$(1,209)	$(24,224)	$58,198
Net loss					$(968)		$(968)
Balance — March 31, 2016	$3,310	52,965,797	$529	$79,792	$(2,177)	$(24,224)	$57,230

The accompanying notes are an integral part of the consolidated financial statements

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended March 31, 2016 and 2015

	2016	2015
	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(968)	$1,893
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	48	75
Changes in assets and liabilities:
Accounts receivable	2,235	(18)
Royalty receivable	2,230	343
Inventory	2,463	919
Prepaid purchases	2,090	(914)
Prepaid expenses and other current assets	146	902
Deferred tax assets	619	1,127
Other assets	(30)	28
Accounts payable and other current liabilities	(446)	(1,814)
Long term liabilities	(481)	481
Asset allowances, reserves and other	(760)	97
Due to affiliates	12	500
Income taxes payable	(392)	847
Net cash provided by operating activities	6,766	4,466
Cash Flows From Investing Activities:
Short term investment	(20,155)	32,194
Restricted cash	—	(500)
Additions to property, plant and equipment	—	(10)
Loss on dissolution of subsidiary	—	(2)
Net cash (used) provided by investing activities	(20,155)	31,682
Cash Flows from Financing Activities:
Dividend paid	—	(18,991)
Net cash (used) by financing activities	—	(18,991)
Net (decrease) increase in cash and cash equivalents	(13,389)	17,157
Cash and cash equivalents at beginning of year	43,485	26,328
Cash and cash equivalents at end of year	$30,096	$43,485
Supplemental disclosures of non-cash investing and financing activities:
Cash paid for:
Interest	$—	$—
Income taxes	$292	$58

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

Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment. At March 31, 2016, the Company had approximately $29,000 of property, plant and equipment, net of accumulated depreciation. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topics 350 “Intangibles” and 360 “Property, Plant and Equipment”. The recoverability of assets held and used is measured by a comparison of the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

The Company generally does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations and there were no foreign exchange forward contracts held by the Company at March 31, 2016 or March 31, 2015.

Advertising Expenses

Advertising expenses are charged against earnings as incurred and are included in selling, general and administrative expenses. The Company incurred approximately $19,000 of advertising expenses during fiscal 2016 and nil during fiscal 2015.

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

The sales and marketing support accrual activity for fiscal 2016 and fiscal 2015 was as follows (in thousands):

Balance at March 31, 2014	$470
additions	1,504
usages	(1,175)
adjustments	(224)
Balance at March 31, 2015	$575
additions	828
usages	(839)
adjustments	(91)
Balance at March 31, 2016	$473

Interest income, net

The Company records interest as incurred. The net interest income for fiscal 2016 and 2015 consists of:

	2016	2015
	(In thousands)
Interest expense	$—	$—
Interest income	178	215
Interest income, net	$178	$215

Income Taxes

Deferred income taxes are recorded to account for the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets have been recorded net of an appropriate valuation allowance, to the extent management believes it is more likely than not that such assets will be realized. (See Note 5 “Income Taxes”). Any tax penalties or interest to which the Company is subject are recorded as a part of selling, general and administrative expenses.

Comprehensive Income

Comprehensive income is net income adjusted for foreign currency translation adjustments.

Earnings Per Common Share

Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents when dilution results from their assumed exercise.

Recent Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board during the twelve months ended March 31, 2016 or during the interim period between March 31, 2016 and June 29, 2016 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

Accounting Standards Update 2016-10 (Topic 606) Revenue from Contracts with Customers (Issued April 2016)

The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: 1. Identify the contract(s) with a customer. 2. Identify the performance obligations in the contract. 3. Determine the transaction price. 4. Allocate the transaction price to the performance obligations in the contract. 5. Recognize revenue when (or as) the entity satisfies a performance obligation. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The Company does not expect these amendments to have a material effect on its financial statements.

Accounting Standards Update 2016-07, Investments—Equity Method and Joint Ventures (Topic 323) (Issued March 2016)

The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. No additional disclosures are required at transition. The Company does not expect these amendments to have a material effect on its financial statements.

Accounting Standards Update 2016-02, Leases (Topic 842) (Issued February 2016)

The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification® and creating Topic 842, Leases. This Update, along with IFRS 16, Leases, are the results of the FASB’s and the International Accounting Standards Board’s (IASB’s) efforts to meet that objective and improve financial reporting. The amendments in this Update are effective for fiscal years beginning after December 15, 2018. While the Company is currently evaluating the provisions of ASU 2016-02 to determine how it will be affected, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

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

Accounting Standards Update 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes (Issued November 2015)

To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. The Company adopted ASU 2015-17 retrospectively at March 31, 2016 by reclassifying as of March 31, 2015 the $962,000 previously classified as current deferred tax assets to noncurrent deferred tax assets, and by presenting all deferred tax assets as of March 31, 2016 as noncurrent.

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

NOTE 2 — INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of March 31, 2016 and March 31, 2015, inventories consisted exclusively of purchased finished goods.

NOTE 3 — RELATED PARTY TRANSACTIONS:

From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited (“Grande”), and one or more of Grande’s direct and indirect subsidiaries. Set forth below is a summary of such transactions.

Controlling Shareholder

The Grande Holdings Limited (“Grande”), together with S&T International Distribution Limited (“S&T”), a subsidiary of Grande, and Grande N.A.K.S. Ltd., a subsidiary of Grande (together with Grande, the “Reporting Persons”), have, based on a Schedule 13D/A filed with the Securities and Exchange Commission (“SEC”) on July 9, 2014, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 56.2%, of the Company’s outstanding common stock. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE MKT Company Guide.

On May 31, 2011, upon application of a major creditor, Grande was placed into provisional liquidation when the High Court of Hong Kong appointed joint and several provisional liquidators (“Provisional Liquidators”) over Grande. Accordingly, as of May 31, 2011, the directors of Grande no longer had the ability to exercise control over Grande or the power to direct the voting and disposition of the shares of the Company’s common stock beneficially owned by Grande. In May 2014, Grande, the Provisional Liquidators and a creditor of Grande entered into an agreement to implement the “Grande Restructuring Plan” submitted by a creditor of Grande. Based on public announcements by Grande dated May 26, 2016 (the “Grande Announcements”), and subsequently confirmed to the Company by Grande, Grande has completed the Grande Restructuring Plan, the Provisional Liquidators over Grande have been released and discharged by the Hong Kong Court, the winding up of Grande has been permanently stayed, and Grande has fulfilled all trading resumption conditions imposed on Grande by the Stock Exchange of Hong Kong Limited (“HKEX”). Following the completion of the Grande Restructuring Plan, based on the Grande Announcements and other information received from an affiliate of Grande, certain companies associated with Mr. Ho, the Company’s Chairman of the Board effective as of June 19, 2016, hold in the aggregate approximately a 72.3% shareholding in Grande, and therefore beneficially control the voting and disposition of the shares of the Company beneficially owned by Grande.

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

In August 2012, the Company received a Form 886-A from the IRS which challenges the Company’s conclusions and determined that the Company did not qualify for the above-referenced exception. Accordingly, the IRS concluded that 100% of the dividend paid was taxable to the recipients. The Company defended its position and calculations and contested the position asserted by the IRS. The Company prepared and, on October 25, 2012, delivered its rebuttal to the IRS contesting the IRS determination. There can be no assurance that the Company will be successful in defending its position (for a discussion of whether the relevant period of assessment has expired, see below).

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

In September 2014, the Company, with S&T’s consent, withheld $0.5 million in cash, to be pledged as collateral against the Amended Agreement, from the dividend paid to S&T on September 30, 2014 along with such dividend paid on that date to all common stockholders. The Company held, as of March 31, 2016, $0.5 million in cash collateral from S&T against the Amended Agreement. In the event that (i) the Company is not successful in establishing with the IRS that the Company’s calculations were correct and (ii) S&T is unable or unwilling to pay the additional taxes due or indemnify the Company under the terms of the Amended Agreement, the Company may be liable to pay such additional taxes, which, together with penalties and interest, are currently estimated by the Company to be approximately $5.0 million as of March 31, 2016 (the “Potential Tax Exposure Related to the March 2010 Dividend”), $0.5 million of which was collateralized in cash held by the Company as of March 31, 2016 as described above and which was classified by the Company as restricted cash on its balance sheet. Any such liability, should it be required to be recognized by the Company, would likely have a material adverse effect on the Company’s results of operations in the period recognized.

As of March 31, 2016, the Company believes that it is more likely than not that the assessment period for the Company for tax under section 1461 of the Internal Revenue Code in connection with the withholding tax requirements pertaining to the March 2, 2010 dividend has expired, such that if the IRS were to attempt to assess tax, the assessment would be time-barred. Thusly, as of March 31, 2016, the Company believes that it is more likely than not that it will not be liable for the Potential Tax Exposure Related to the March 2010 Dividend.

In April 2016, the Company, upon a request made by S&T, considered and agreed that the collateral pledged as a part of the Agreement would no longer be required and that such collateral would be returned by the Company to S&T, net of the $79,000 in expenses incurred by the Company in defending the IRS challenge with respect to the March 2, 2010 dividend. Thusly, on April 29, 2016, the Company paid $421,000 to S&T to effectuate the release of the collateral net of the aforementioned expenses incurred by the Company.

Consulting Services Provided to Emerson by one of its Former Directors who is a Current Director of Grande

Until such agreement was cancelled by the Company effective November 7, 2013, Mr. Eduard Will, a former director of Emerson and a current director of Grande, was paid consulting fees by the Company for work performed by Mr. Will related to a lawsuit that the Company settled in December 2013 and merger and acquisition research. Mr. Will was not re-elected to serve as a director of the Company at the Company’s 2013 Annual Meeting of Stockholders held on November 7, 2013. Accordingly, Mr. Will was no longer a director of the Company or a related party to the Company from November 7, 2013 until his appointment as a director of Grande on February 19, 2016, at which time Mr. Will is once again a related party to the Company.

During March 2016, Emerson accrued $12,000 in consulting fees and expense reimbursements for consulting work invoiced to the Company and expenses incurred by Mr. Will as a director of the Company during the period September 2013 through November 2013, and which the Company paid to Mr. Will in April 2016.

NOTE 4 — PROPERTY, PLANT, AND EQUIPMENT:

As of March 31, 2016 and 2015, property, plant and equipment is comprised of the following:

	2016	2015
	(In thousands)
Computer equipment and software	338	345
Furniture and fixtures	194	194
Machinery and equipment	0	12
Leasehold improvements	8	8
	540	559
Less accumulated depreciation and amortization	(511)	(482)
	$29	$77

Depreciation of property, plant, and equipment amounted to approximately $47,000 and $75,000 for the twelve months ended March 31, 2016 and 2015, respectively. During fiscal 2016, the Company disposed of property, plant and equipment with gross book values totaling approximately $6,000. The Company recognized a total net loss of approximately $1,000 on these disposals in fiscal 2016. During fiscal 2015, the Company disposed of property, plant and equipment with gross book values totaling approximately $259,000. The Company recognized a total net loss of approximately $1,000 on these disposals in fiscal 2015.

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

Although the Company continues to disagree with the assessments made by the IRS as set forth in each of NOPA 1 and NOPA 2, in June 2015, following a formal IRS Appeal, the Company and the IRS agreed to settle on the following terms: (1) that the IRS would not pursue the aforementioned NOPA 1 and NOPA 2 income assessments pertaining to fiscal 2010 and fiscal 2011 provided that the Company agreed to treat 30% of the Macao CFC’s income as taxable Subpart F income in the U.S. for fiscal 2010 and fiscal 2011, and (2) that the IRS would impose no penalties for fiscal 2010 and fiscal 2011 (collectively, the “Settlement Agreement”). Based on discussions between the Company, its advisors and the IRS, the IRS applied the Settlement Agreement’s calculation reached for the Company’s fiscal 2010 and fiscal 2011 periods to the Company’s fiscal 2012 and fiscal 2013 periods (the “Settlement Application”). On June 7, 2016, the IRS completed its examination of the Company’s fiscal 2012 and fiscal 2013 periods and issued the Company a Form 5701 and Form 886-A regarding Adjusted Sales Income which was in accordance with the Settlement Application and which the Company has accepted.

Based on the foregoing, the Company was subject to additional federal and state income taxes for fiscal 2010 though fiscal 2013 of approximately $3.0 million. Of this amount, approximately $1.6 million was recorded as income tax expense in the fourth quarter of fiscal 2016, $0.5 million was recorded as income tax expense in the fourth quarter of fiscal 2015 and $0.9 million was recorded as income tax expense in the fourth quarter of fiscal 2013.

With respect to fiscal 2014 and fiscal 2015, there was some uncertainty as to what the ultimate tax treatment would be of a service fee regularly paid by the Company to the Macao CFC (the “Service Fee”). Therefore, an uncertain tax position under the requirements of ASC 740-10 “Income Tax Accounting” existed, and the Company recorded income tax expense and a non-current tax liability of approximately $0.5 million to its March 31, 2015 financial statements representing the maximum amount of income taxes, penalties and interest that the Company estimates it could have owed for fiscal 2014 and fiscal 2015 if the Service Fee was determined to be taxable to the Company as FBCSI under the Internal Revenue Code. As of March 31, 2016, the Company has determined that the Service Fee is taxable to the Company as FBCSI and therefore, beginning March 31, 2016, the tax on the Service Fee is no longer considered to be an uncertain tax position and the Company has recorded any pertinent tax within its current income tax liabilities.

Other

The Company’s provision for income tax (benefit) expense for fiscal 2016 and fiscal 2015 was as follows:

	2016	2015
	(In thousands)
Current:
Federal	$(685)	$(308)
Foreign, state and other	8	55
Prior year federal and state, with interest	48	1,713
Uncertain tax positions, federal and state	(249)	481
Deferred:
Federal	602	672
Foreign, state and other	17	454
Provision for income tax (benefit) expense	$(259)	$3,067

The Company files a consolidated federal return and certain state and local income tax returns.

The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory federal rate of 34% to earnings before income taxes for fiscal March 2016 and fiscal 2015 is analyzed below:

	2016	2015
	(In thousands)
Statutory provision	$(432)	$1,701
Foreign subsidiary	76	(798)
State taxes	48	637
Permanent differences	3	61
Prior year taxes	—	892
True up to prior year taxes	299	(226)
Valuation allowance	—	—
(Decrease)/increase in Uncertain Tax Positions	(249)	481
NOL Adjustments	(4)	319
Provision for income tax (benefit) expense	$(259)	$3,067

As of March 31, 2016 and March 31, 2015, the significant components of the Company’s deferred tax assets of which were classified as non-current, were as follows:

	2016	2015
	(In thousands)
Deferred tax assets:
Accounts receivable reserves	$548	$484
Inventory reserves	284	411
Accruals	42	67
Property, plant and equipment	504	522
Net operating loss and credit carry forwards	23	536
Total deferred tax assets	$1,401	$2,020

The Company has no U.S. federal net operating loss carry forwards (“NOLs”) as of March 31, 2016 .

The Company has $0.4 million of state NOLs as of March 31, 2016 as follows (in millions $):

Loss Year (Fiscal)	Included in DTA	Expiration Year (Fiscal)
2014	$0.4 million	2034

The tax benefits related to these state net operating loss carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

Income of foreign subsidiaries before taxes was a loss of $212,000 for the fiscal year ended March 31, 2016 as compared to income before taxes of $2,367,000 for the fiscal year ended March 31, 2015, respectively.

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

A reconciliation of the Company’s changes in uncertain tax positions from April 1, 2015 to March 31, 2016 is as follows:

In 000’s
Total amount of unrecognized tax benefits as of April 1, 2015	$480
Gross increases in unrecognized tax benefits as a result of tax positions taken during a prior period	—
Gross decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	—
Gross increases in unrecognized tax benefits as a result of tax positions taken during the current period	—
Gross decreases in unrecognized tax benefits as a result of tax positions taken during the current period	—
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(480)
Reductions to unrecognized tax benefits as a result of lapse of statute of limitations	—
Total amount of unrecognized tax benefits as of March 31, 2016	0

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of March 31, 2016, the Company’s open tax years for examination for U.S. federal tax are 2011-2015, and for U.S. states’ tax are 2011-2015. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

NOTE 6 — COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases warehouse and office space from non-affiliated companies, with annual commitments as follows (in thousands):

Fiscal Years	Amount
2017	260
2018	230
2019	157
2020	31
Thereafter	—
Total	$678

Rent expense resulting from leases with non-affiliated companies aggregated $250,000 and $790,000, respectively, for fiscal 2016 and 2015.

Letters of Credit:

The Company utilizes the services of one of its banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2016 and March 31, 2015, the Company had no letters of credit outstanding.

Capital Expenditure and Other Commitments:

As of March 31, 2016, there were no capital expenditure or other commitments other than the normal purchase orders used to secure product.

Employee Benefit Plan:

The Company currently sponsors a defined contribution 401(k) retirement plan which is subject to the provisions of the Employee Retirement Income Security Act. The Company matches a percentage of the participants’ contributions up to a specified amount. These contributions to the plan for fiscal 2016 and 2015 were $44,000 and $47,000, respectively, and were charged against earnings for the periods presented.

NOTE 7 — SHAREHOLDERS’ EQUITY:

Common Shares:

Authorized common shares total 75,000,000 shares of common shares, par value $0.01 per share, of which, 27,129,832 were issued and outstanding as of March 31, 2016 and 2015. Shares held in treasury at March 31, 2016 and 2015 were 25,835,965.

Common Stock Repurchase Program:

In September 2003, the Company’s Board authorized a share repurchase programs for 2,000,000 shares. No shares were repurchased in fiscal 2016 or fiscal 2015. As of March 31, 2015, 732,377 shares remain available for repurchase under this program.

Series A Preferred Stock:

The Company has issued and outstanding 3,677 shares of Series A Preferred Stock, (“Preferred Stock”) $.01 par value, with a face value of $3,677,000, which had no determinable market value as of March 31, 2016. Effective March 31, 2002, the previously existing conversion feature of the Preferred Stock expired. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

NOTE 8 — SHORT TERM INVESTMENTS:

At March 31, 2016 and March 31, 2015, the Company held short-term investments totaling $20.2 million and nil, respectively.

The Company held $3.0 million in certificates of deposit which were classified as cash equivalents as of March 31, 2016 and $15.1 million as of March 31, 2015. The $3.0 million in certificates of deposit matured on April 4, 2016 and have been subsequently re-invested into certificates of deposit with maturities of 90 days or less.

NOTE 9 — NET EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share for the years ended March 31, 2016 and March 31, 2015:

	2016	2015
	(In thousands, except per share data)
Numerator:
Net (loss) income for basic and diluted earnings per share	$(968)	$1,893
Denominator:
Denominator for basic earnings per share — weighted average shares	27,130	27,130
Effect of dilutive securities on denominator:
Options	—	—
Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,130	27,130
Net (loss) income per share:
Basic and diluted (loss) income per share	$(0.04)	$.07

For the year ended March 31, 2016, there were no outstanding instruments which were potentially dilutive.

NOTE 10 — LICENSE AGREEMENTS:

The Company is party to three license agreements that allow licensees to use its trademarks for the manufacture and/or the sale of consumer electronics and other products. These license agreements (i) allow the licensee to use the Company’s trademarks for a specific product category, or for sale within specific geographic areas, or for sales to a specific customer base, or any combination of the above, or any other category that might be defined in the license agreement and (ii) may be subject to renewal at the initial expiration of the agreements and are governed by the laws of the United States.

The Company’s largest license agreement is with Funai, which accounted for approximately 79% of the Company’s total fiscal 2016 and fiscal 2015 licensing revenue, and which was amended during November 2013 to extend the term of the agreement until March 31, 2018. The agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the Emerson® trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, the Company receives non-refundable minimum annual royalty payments of $3.75 million each calendar year and a license fee on sales of product subject to the agreement in excess of the minimum annual royalties. During fiscal 2016 and 2015 licensing revenues of $3.7 million and $5.8 million, respectively, were earned under this agreement.

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

NOTE 11 — LEGAL PROCEEDINGS:

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

NOTE 12 — RISKS AND UNCERTAINTIES:

Customer and Licensee Concentration

For the twelve months ended March 31, 2016 and March 31, 2015, the Company’s largest two customers, Target and Wal-Mart, and largest licensee, Funai, accounted for approximately 81% and 87% of the Company’s net revenues, respectively, with Target accounting for 42% and 51%, respectively, Wal-Mart accounting for 31% and 28%, respectively, and Funai accounting for 8% and 8%, respectively. A significant decline in net sales to Target or Wal-Mart, or a significant decline in licensing revenue from Funai, would have a material adverse effect on the Company’s business, financial condition and results of operation.

Product Concentration

For the twelve months ended March 31, 2016, the Company’s gross product sales were comprised of five product types within two categories — housewares products and audio products, and two of these product types, namely microwave ovens and compact refrigerators — both within the housewares category — generated approximately 93% of the Company’s gross product sales, with microwave ovens generating approximately 56% of the total and compact refrigerators generating approximately 37% of the total. For the twelve months ended March 31, 2015, the Company’s gross product sales were comprised of the same five product types within the same two categories — housewares products and audio products, and two of these product types, namely microwave ovens and compact refrigerators — both within the housewares category — generated approximately 95% of the Company’s gross product sales, with microwave ovens generating approximately 67% of the total and compact refrigerators generating approximately 28% of the total. As a result of this dependence, a significant decline in pricing of, or market acceptance of these product types and categories, either in general or specifically as marketed by the Company, would have a material adverse effect on the Company’s business, financial condition and results of operation. Because the market for these product types and categories is characterized by periodic new product introductions, the Company’s future financial performance will depend, in part, on the successful and timely development and customer acceptance of new and enhanced versions of these product types and other products distributed by the Company. There can be no assurance that the Company will continue to be successful in marketing these products types within these categories or any other new or enhanced products.

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s two top customers, Wal-Mart and Target, accounted for 88% and nil as of March 31, 2016, respectively, and 30% and 50% as of March 31, 2015. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The accounts receivable allowance for doubtful accounts on the Company’s total trade accounts receivable balances was $9,000 at March 31, 2016 and $5,000 at March 31, 2015. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operation.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash and restricted cash balances on deposit in the U.S. as of March 31, 2016 and March 31, 2015 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash, cash equivalents and restricted cash balances in excess of these FDIC-insured limits were approximately $30.1 million and approximately $43.5 million at March 31, 2016 and March 31, 2015, respectively.

Supplier Concentration

The Company, during the twelve months ended March 31, 2016, procured approximately 98% of its products for resale from its three largest factory suppliers, and of these, the Company procured approximately 53% of these products from one of them. The Company, during the twelve months ended March 31, 2015, procured approximately 96% of its products for resale from its three largest factory suppliers, and of these, the Company procured approximately 66% of these products from one of them. No assurance can be given that ample supply of product would be available at current prices and on current credit terms if the Company were required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts and any resulting significant shortage of product supply would have a material adverse effect on the Company’s business, financial condition and results of operation.

NOTE 13 — GEOGRAPHIC INFORMATION:

Net revenues and long-lived assets of the Company for the fiscal years ended March 31, 2016 and March 31, 2015 are summarized below by geographic area (in thousands). Net revenues are attributed to geographic area based on location of customer.

	Year Ended March 31, 2016
	U.S.	Foreign	Consolidated
Net revenues	$45,751	$—	$45,751
Long-lived assets	$32	$98	$130

	Year Ended March 31, 2015
	U.S.	Foreign	Consolidated
Net revenues	$76,323	$—	$76,323
Long-lived assets	$76	$103	$179

NOTE 14 — SUBSEQUENT EVENT:

In April 2016, the Company, upon a request made by S&T, considered and agreed that the collateral pledged as a part of the indemnification agreement between S&T, Grande and the Company pertaining to the aforementioned March 2010 dividend and the related IRS challenge, would no longer be required and that such collateral would be returned by the Company to S&T, net of the $79,000 in expenses incurred by the Company in defending the IRS challenge. Thusly, on April 29, 2016, the Company paid $421,000 to S&T to effectuate the release of the collateral net of the aforementioned expenses incurred by the Company. See Note 3 “Related Party Transactions – Dividend-Related Issues with S&T”.

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission for smaller reporting companies that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2016, there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2016.

Item 11.	EXECUTIVE COMPENSATION

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2016.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2016.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2016.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2016.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements. The following financial statements of Emerson Radio Corp. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended March 31, 2016 and 2015

Consolidated Balance Sheets as of March 31, 2016 and 2015

Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended March 31, 2016 and 2015

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

10.34	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Emerson’s Form 10-Q for the quarter ended December 31, 2014.)

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2004).

21.1	Principal Subsidiaries of the Company as of March 31, 2016.*

23.1	Consent of Independent Registered Public Accounting Firm — MSPC, Certified Public Accountants and Advisors, Professional Corporation.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.1+	XBRL Instance Document. *

101.2+	XBRL Taxonomy Extension Schema Document. *

101.3+	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.4+	XBRL Taxonomy Extension Definition Linkbase Document. *

101.5+	XBRL Taxonomy Extension Label Linkbase Document. *

101.6+	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.
**	Furnished herewith.

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
Principal Executive Officer

By:	/s/ Andrew L. Davis
Andrew L. Davis
Chief Financial Officer
Principal Financial and Accounting Officer

Dated: June 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher W. Ho	Chairman of the Board and Director	June 29, 2016
Christopher W. Ho

/s/ Duncan Hon	Chief Executive Officer and Director	June 29, 2016
Duncan Hon

/s/ Michael Binney	Director	June 29, 2016
Michael Binney

/s/ Kareem E. Sethi	Director	June 29, 2016
Kareem E. Sethi

/s/ Kin Yuen	Director	June 29, 2016
Kin Yuen