Form 10-K/A
period 2016-03-31
EMERSON RADIO CORP
filed 2016-07-29
CIK 32621

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

Number of Common Shares outstanding at July 29, 2016: 27,129,832

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

Unless the context otherwise requires, the term “the Company” and “Emerson,” refers to Emerson Radio Corp. and its subsidiaries.

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K (the “Annual Report”) of the Company for the fiscal year ended March 31, 2016 (“Fiscal 2016”), filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2016, is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended March 31, 2016, and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Exchange Act, the Company is including with this Form 10-K/A certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on June 29, 2016 or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information regarding the current directors of Emerson Radio Corp. (“Emerson,” “us” or the “Company”) as of July 29, 2016.

Name	Age	Director Since	Principal Occupation or Employment
Christopher Ho	65	2016

Christopher Ho, a director of the Company and the Chairman of the Board since June 2016, brings his extensive knowledge of the Company and experience in consumer electronics, international trade and corporate finance to the Board of Directors. Mr. Ho served as the Company’s Chairman of the Board from July 2006 through November 2013 and he currently serves as Chairman of Lafe Corporation Limited, a company listed on the Singapore Exchange. Mr. Ho previously was a director of The Grande Holdings Limited (“Grande”), a Hong Kong-based group of companies engaged principally in the licensing of trademarks and distribution of consumer electronics products, from October 1991 to February 2016. Grande indirectly, through a wholly-owned subsidiary, beneficially owns the controlling interest in the Company’s outstanding common stock. Mr. Ho graduated from the University of Toronto in 1974. He is a Chartered Professional Accountant, Chartered Accountant and Chartered Management Accountant of Canada. He is also a Certified Public Accountant in Hong Kong and a member of the Hong Kong Institute of Certified Public Accountants. He was a partner in an international accounting firm before joining Grande and has extensive experience in distribution, licensing, manufacturing, international trade and corporate finance.

Based on Mr. Ho’s experience in consumer electronics, international trade and corporate finance, the Board of Directors believes that he is well qualified to serve as a director of the Company.

Duncan Hon	55	2009

Duncan Hon, a director of the Company since February 2009, has been the Company’s Chief Executive Officer since August 2011 and, prior to that, was the Company’s Deputy Chief Executive Officer since November 2009. Since May 2016, Mr. Hon serves as the Chief Executive Officer and an executive director of Grande and he serves as a director and Vice Chairman of the Board of Sansui Electric Co. Ltd., which was delisted from the Tokyo Stock Exchange in May 2012. Mr. Hon served as a director of Grande from January 2011 until March 2013, at which time he resigned as a director of Grande. In addition to his employment with the Company, Mr. Hon is also an employee of a subsidiary of Grande which is engaged in trademark licensing. He is a member of the Hong Kong Institute of Certified Public Accountants and the Association of Chartered Certified Accountants.

Based on Mr. Hon’s role as Chief Executive Officer of the Company and his experience in consumer electronics, management and accounting, the Board believes that he is well qualified to serve as a director of the Company.

Name	Age	Director Since	Principal Occupation or Employment
Michael Binney	57	2016

Mr. Binney, a director of the Company since June 2016, is a consultant providing interim and part-time CFO services, and brings extensive public company accounting experience in addition to his knowledge of the Company to the Board of Directors. He is a Fellow Member of the Institute of Chartered Accountants in England and Wales, a Fellow Member of the Association of Certified Public Accountants and a Fellow Member of the Hong Kong Institute of Certified Public Accountants. From 2010 to March 2016, Mr. Binney served as an Executive Director and Chief Financial Officer of the Vinarco International Group of Companies, an upstream supplier to the oil and gas industry in the Asia-Pacific region. Mr. Binney previously served as a non-executive director of Grande from 2009 to 2010, and as an Executive Director of Grande from 2001 to 2009. He also was a member of the Board of Directors of Lafe Corporation Limited, a company listed on the Singapore Exchange, as a non-executive director from 2009 to 2010 and as Executive Director from 2001 until 2009. Mr. Binney was a member of the Board of Directors of Emerson Radio Corp. from 2005 to 2008. Previous to the above appointments, Mr. Binney worked for over 10 years at major international accounting firms including KPMG and PricewaterhouseCoopers.

Based on Mr. Binney’ role as a consultant and his experience in management and accounting, the Board believes that he is well qualified to serve as a director of the Company.

Kareem E. Sethi (1)	39	2007

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

Kin Yuen (1)	61	2016

Mr. Yuen, a director of the Company since June 2016, brings extensive experience in corporate finance, financial planning, public company reporting and management to the Board of Directors. Since April 2016, Mr. Yuen has served as an independent non-executive director of Lafe Corporation Limited, a company listed on the Singapore Exchange engaged in real property development. Since 2004, Mr. Yuen has also served as an independent non-executive director of Huayi Tencent Entertainment Co. Ltd., a company listed on the Stock Exchange of Hong Kong Limited and engaged in the provision of online and offline healthcare and wellness services. From 2009 to 2014, Mr. Yuen was the Chief Financial Officer and an Executive Director of Varitronix International Ltd., a Hong Kong-listed company and manufacturer of LCD and related products. Mr. Yuen holds a Master of Business Administration degree from the University of Toronto, Canada. He is a Chartered Professional Accountant in Canada and he is a fellow member of the Hong Kong Institute of Certified Public Accountants, and of the Association of Chartered Certified Accountants.

Based on Mr. Yuen’s experience in corporate finance, financial planning, public company reporting and management, the Board of Directors believes that he is well qualified to serve as a director of the Company.

(1)	Member of the Audit Committee

Board of Directors and Committees

The Company’s Board presently consists of five directors. The Board has determined that two of the five current directors, Messrs. Sethi and Yuen, meet the definition of independence as established by the NYSE MKT listing rules.

The Board presently has one standing committee, the Audit Committee, which is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and Rule 10A-3 thereunder.

The Company’s Audit Committee currently consists of Mr. Sethi (Chairman) and Mr. Yuen, each of whom the Board has determined meets the definition of independence as established by the NYSE MKT listing rules and SEC rules. Mr. Sethi is currently the Chairman of the Audit Committee and the “audit committee financial expert.” Pursuant to Section 803(B)(2)(c) of the NYSE MKT Company Guide (the “Company Guide”), as a smaller reporting company the Company is required to have an audit committee of at least two independent members, as defined by the listing standards of the NYSE MKT.

The Audit Committee is empowered by the Board, among other things, to: (i) serve as an independent and objective party to monitor the Company’s financial reporting process, internal control system and disclosure control system; (ii) review and appraise the audit efforts of the Company’s independent accountants; (iii) assume direct responsibility for the appointment, compensation, retention and oversight of the work of the independent accountants and for the resolution of disputes between the independent accountants and the Company’s management regarding financial reporting issues; and (iv) provide the opportunity for direct communication among the independent accountants, financial and senior management and the Board. During Fiscal 2016, the Audit Committee performed its duties under a written charter approved by the Board and formally met four times. A copy of the Company’s Audit Committee Charter is posted on the Company’s website: www.emersonradio.com on the Investor Relations page.

In addition, in March 2013, the Company formed an ad hoc Special Committee consisting solely of independent directors to evaluate possible strategic alternatives intended to enhance stockholder value. The Special Committee currently consists of Messrs. Sethi (Chairman) and Yuen.

Controlled Company

The Company does not maintain a nominating committee or a compensation committee. So long as Grande beneficially owns more than 50% of the outstanding common stock of Emerson, Emerson is a “controlled company” as defined in Section 801(a) of the NYSE MKT Company Guide. Accordingly, the Company relies on exemptions from certain corporate governance requirements to have (i) a majority of independent directors, (ii) a nominating and corporate governance committee composed entirely of independent directors or (iii) a compensation committee composed entirely of independent directors. The full Board of Directors, among other things, (i) identifies individuals qualified to become members of the Board of Directors and selects director nominees for election at the next Annual Meeting of Stockholders, (ii) reviews and monitors matters related to management development and succession, (iii) develops and implements executive compensation policies and pay for performance criteria, and (iv) reviews and approves salaries, bonuses and incentive awards.

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

No material changes have been made to the procedures by which stockholders may recommend nominees to the Board.

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

The Code of Ethics and the Code of Conduct are posted on the Company’s website: www.emersonradio.com on the Investor Relations page. If the Company makes any substantive amendments to, or grants any waiver (including any implicit waiver) from a provision of the Code of Ethics or the Code of Conduct, and that relates to any element of the Code of Ethics definition enumerated in Item 406 (b) of Regulation S-K, the Company will disclose the nature of such amendment or waiver on its website or in a current report on Form 8-K.

Executive Officers

The following table sets forth certain information regarding the executive officers of Emerson as of July 29, 2016:

Name	Age	Position	Year Became Officer
Duncan Hon	55	Chief Executive Officer and Director	2009
Andrew L. Davis	48	Executive Vice President and Chief Financial Officer	2010

Duncan Hon has served as the Company’s Chief Executive Officer since August 2011 and a director of the Company since February 2009. Until his appointment as the Company’s Chief Executive Officer, Mr. Hon served as the Company’s Deputy Chief Executive Officer since November 2009. See Mr. Hon’s biographical information above.

Andrew L. Davis has served as the Company’s Executive Vice President and Chief Financial Officer since September 2010 and served as Secretary of the Company from 2007 to 2016. Previously, from August 2007 to September 2010, Mr. Davis served as Vice President, Finance and Corporate Controller of the Company. Prior to joining the Company, Mr. Davis held various executive and managerial positions in accounting and finance with several companies, most recently CA, Inc., and prior to that, ce Global Sourcing AG. Mr. Davis is a C.P.A., holds a B.B.A. in Accounting from Iowa State University and an M.B.A. from the University of Connecticut.

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

Based solely upon a review of Forms 3 and 4 and amendments to these forms furnished to the Company, and Forms 5, along with amendments thereto, all parties subject to the reporting requirements of Section 16(a) timely filed all such required reports during and with respect to Fiscal 2016.

Involvement in Certain Legal Proceedings

On March 25, 2013, The Stock Exchange of Hong Kong Limited (“HKEX”) published a news release announcing the censure of Grande and certain of its then-existing and former directors, including Messrs. Ho and Binney, by the Listing Appeals Committee of the HKEX. The censure was related to Grande’s breach of certain disclosure obligations pursuant to Rule 13.09(1) of the HKEX listing rules in 2007-2008 regarding Grande’s 2007 financial performance and the directors for their breach of the director’s undertaking under the HKEX listing rules to use best endeavors to procure Grande’s compliance with Rule 13.09(1). The HKEX required Mr. Ho to undergo training on listing rules compliance, which training requirement was completed in June 2013. Mr. Binney was also directed to attend training on listing rules compliance as a prerequisite to any future appointment as a director of an HKEX-listed company.

ITEM 11 — EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table

The following Summary Compensation Table sets forth information concerning compensation for services rendered in all capacities to the Company and its subsidiaries for Fiscal 2016 and for the fiscal year ended March 31, 2015 (“Fiscal 2015”) which was awarded to, earned by or paid to the Company’s named executive officers at any time during Fiscal 2016.

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)(1)	All Other Compensation($)		Total ($)
Duncan Hon	2016	$475,000	—	—		$475,000
Chief Executive Officer	2015	$475,000	$—	—		$475,000
Andrew L. Davis	2016	$333,506	$125,065	$23,953	(2)	$482,524
Chief Financial Officer	2015	$321,595	$41,688	$21,457	(2)(3)	$384,740

(1)	Represents bonus paid during the fiscal year.
(2)	Represents the incremental cost to the Company of all personnel benefits, including match for its 401(K) plan, provided to the Company’s named executive officers. Such personnel benefits are available to all employees of the Company in accordance with the Company’s standard employment practices.
(3)	The amount reported for Fiscal 2015 revises the amount previously disclosed in the Summary Compensation Table contained in Amendment No. 1 on Form 10-K/A, filed on July 29, 2015, to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Employment Agreements.

During Fiscal 2016, the Company had employment agreements with certain of its named executive officers, each of which is described below.

Duncan Hon. Duncan Hon, the Company’s Chief Executive Officer, entered into an employment agreement, effective April 1, 2011, with a wholly-owned, indirect subsidiary of the Company. Such agreement replaced his prior terminated agreements with the Company and sets forth the terms and conditions pursuant to which Mr. Hon would serve as the Company’s Deputy Chief Executive Officer and, subsequently, as Chief Executive Officer. The agreement provides for an annual base salary of 2,925,000 Hong Kong Dollars (“HKD”) and an annual discretionary bonus payable at any time as recommended by the Board. The contract extends until the earlier of the retirement of Mr. Hon on the first day of the following month immediately after his 60th birthday, or the termination of the agreement by either the Company or Mr. Hon upon the delivery from one to the other of one month prior written notice. In November 2011, the Board approved an increase to Mr. Hon’s base annual salary to $475,000 effective August 31, 2011.

Andrew L. Davis. Andrew L. Davis, the Company’s Executive Vice President and Chief Financial Officer, entered into an employment agreement with the Company on August 1, 2007, which provided that Mr. Davis shall serve as the Company’s Vice President Finance and Corporate Controller. The employment agreement was further amended on March 5, 2015. The agreement, as amended, provides for, among other things, (i) an increase in Mr. Davis’s annual base salary from $317,625.00 to $333,506.25; (ii) a retention bonus in the aggregate amount of $166,753.00 (less applicable withholdings and deductions), which shall be payable in three (3) installments as follows: (a) $41,688.25 (less applicable withholdings and deductions) on March 31, 2015; (b) $41,688.25 (less applicable withholdings and deductions) on June 30, 2015; and (c) $83,376.50 (less applicable withholdings and deductions) on August 31, 2015, subject, in each case, to Mr. Davis’s continued employment on the applicable payment date, Mr. Davis having been terminated other than for cause or due to death or disability prior to the applicable payment date or Mr. Davis having resigned for good reason prior to the applicable payment date and (iii) in the event of a termination of his employment other than for cause or due to death or disability or a resignation for good reason, continuation of his base salary, at the rate then in effect, for a period of six months, payable in accordance with the Company’s customary payroll practices and procedures, subject to a customary release agreement.

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

Outstanding Equity Awards at Fiscal Year End

None of the Company’s named executive officers held any outstanding equity awards at March 31, 2016.

Compensation of Directors

During Fiscal 2016, the Company’s directors who were not employees were compensated for serving on the Board and on its various committees during the period. The Company does not compensate directors who are employees of the Company for their services as directors.

Outside Directors are each paid an annual director’s fee of $50,000. The Outside Director serving as the Chairman of the Board receives an additional annual fee of $20,000. Each Outside Director serving on the audit committee of the Board receives an additional fee of $15,000 per annum with no additional fee for serving as chairman of the audit committee. During Fiscal 2016, the Outside Director serving as the Chairman of the special committee received an additional fee of $20,000 per month with the exception of November 2015, December 2015 and January 2016, during which the Chairman of the special committee received an additional fee of $12,500 per month. During Fiscal 2016, each Outside Director serving on the special committee of the Board received an additional fee of $12,500 per month. In June 2016, the fee structure for the special committee was changed such that each Outside Director serving on the special committee of the Board receives an additional fee of $5,000 per month with no additional fee for serving as chairman of the special committee. The Company does not pay any additional fees for attendance at meetings of the Board or the committees. Audit committee fees are paid in four equal quarterly installments per annum and special committee fees are paid in monthly installments. Audit committee and special committee fees are pro-rated in situations where an Outside Director serves less than a full one year or periodic term.

Additionally, the Company’s directors are reimbursed their expenses for attendance at meetings.

The following table provides certain information with respect to the compensation earned or paid to the Company’s Outside Directors during Fiscal 2016.

Director Compensation

Name	Fees Earned or Paid in Cash($)	Total($)
John Howard Batchelor(1)	$70,000	$70,000
Lionel Choong(2)	$146,500	$146,500
Greg Hunt(3)	$127,500	$127,500
Mark Manski(4)	$267,500	$267,500
Kareem E. Sethi	$127,500	$127,500
Terence A. Snellings(5)	$215,000	$215,000

(1)	Mr. Batchelor, who served as the Chairman of the Board, resigned from the Board effective May 29, 2016.

(2)	Mr. Choong, who served as the Vice Chairman of the Board, resigned from the Board effective June 5, 2016.

(3)	Mr. Hunt, who served as a director and as a member of the Audit Committee, resigned from the Board effective June 2, 2016.

(4)	Mr. Manski, who served as a director and as the Chairman of the Special Committee, resigned from the Board effective May 31, 2016.

(5)	Mr. Snellings, who served as a director and as a member of the Audit Committee and the Special Committee, resigned from the Board effective June 5, 2016.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 29, 2016, the beneficial ownership of (i) each current director; (ii) each of the Company’s named executive officers; (iii) the Company’s current directors and executive officers as a group; and (iv) each stockholder known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock. Common stock beneficially owned and percentage ownership as of July 29, 2016 was based on 27,129,832 shares outstanding. Except as otherwise noted, the address of each of the following beneficial owners is c/o Emerson Radio Corp., 3 University Plaza, suite 405, Hackensack, New Jersey 07601.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Christopher Ho	15,243,283	(2)	56.2%
Duncan Hon	0		0%
Michael Binney	0		0%
Kareem E. Sethi	0		0%
Kin Yuen	0		0%
Andrew L. Davis	0		0%
All Directors and Executive Officers as a Group (6 persons)	15,243,283		56.2%
S&T International Distribution Limited	15,243,283	(2)	56.2%

(1)	Based on 27,129,832 shares of common stock outstanding as of July 29, 2016. Except as otherwise indicated and based upon the Company’s review of information as filed with the SEC, the Company believes that the beneficial owners of the securities listed have sole or shared investment and voting power with respect to such shares, subject to community property laws where applicable.
(2)	Based on information supplied by S&T International Distribution Limited (“S&T”), these shares are owned directly by S&T, which is a wholly owned subsidiary of Grande N.A.K.S. Ltd. (“N.A.K.S.”), which is a wholly owned subsidiary of Grande. Sino Bright Enterprises Co., Ltd. (“Sino Bright”), Grosvenor Fair Limited (“Grosvenor”), Barrican Investments Corporation (“Barrican”), McVitie Capital Limited (“McVitie”) and The Ho Family Trust Limited (“THFTL”) directly hold approximately 73.64%, in the aggregate, of Grande. McVitie, a wholly owned subsidiary of Barrican, holds approximately 1.275% of Grande. Barrican is a wholly owned subsidiary of Airwave Capital Limited (“Airwave”). Sino Bright, Grosvenor and Airwave are wholly owned subsidiaries of THFTL. THFTL is a wholly owned subsidiary of the Ho Family Trust. Accolade (PTC) Inc. (“Accolade”) is the trustee of the Ho Family Trust. N.A.K.S., Grande, Sino Bright, Grosvenor, Barrican, McVitie, THFTL, the Ho Family Trust and Accolade are indirect beneficial owners of the shares owned by S&T. Accolade disclaims any pecuniary interest in the shares owned by S&T. The address of Grande and its affiliates is 11th Floor, The Grande Building, 398 Kwun Tong Road, Kowloon, Hong Kong. Mr. Ho is a discretionary beneficiary of the Ho Family Trust, Chief Executive Officer of THFTL and the Chairman of the Board of Emerson and may be deemed to share beneficial ownership of the shares owned by S&T. Mr. Ho disclaims beneficial ownership of the shares owned by S&T, except to the extent of any pecuniary interest he may have therein.

Equity Compensation Plan Information

The Company did not have any equity compensation plans in existence as of March 31, 2016.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited (“Grande”), and one or more of Grande’s direct and indirect subsidiaries. Set forth below is a summary of such transactions.

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Grande, collectively have the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 56.2%, of the Company’s outstanding common stock. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE MKT Company Guide.

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

Indemnification of Officers and Directors

The Company enters into indemnification agreements with each of its directors and officers. These agreements require the Company to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to the Company, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. The Company also intends to enter into indemnification agreements with its future directors and officers.

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

Director Independence

The Company’s Board presently consists of five directors — Messrs. Ho, Hon, Binney, Sethi and Yuen. The Board has determined that two of the five current directors, Messrs. Sethi and Yuen, meet the definition of independence as established by the NYSE MKT listing standards and applicable SEC rules.

The Company’s Audit Committee currently consists of Messrs. Sethi (Chairman) and Yuen.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all non-audit work performed by the Company’s independent accountants, MSPC Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”), is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered. All fees described below were approved by the Audit Committee for the fiscal years ended March 31, 2016 and 2015, respectively.

•	Audit Fees. Audit fees billed to the Company by MSPC for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K, and reviews by MSPC of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, for the fiscal years ended March 31, 2016 and 2015 totaled approximately $157,500 and $175,000, respectively.

•

Audit-Related Fees. The Company was billed approximately $45,000 and $55,000 by MSPC for the fiscal years ended March 31, 2016 and 2015, respectively, for audit procedures which it performed in connection with an audit of the Company’s majority shareholder’s consolidated financial statement for its fiscal years ended December 31, 2015 and 2014.

•	Tax Fees. The Company was not billed by MSPC for tax services for the fiscal years ended March 31, 2016 or 2015, respectively.

•	All Other Fees. The Company was not billed by MSPC for the fiscal years ended March 31, 2016 and 2015, respectively, for any permitted non-audit services.

PART IV.

ITEM 15 — Exhibits, Financial Statement Schedules

(a)(3) Exhibits. The following exhibits are filed with this Amendment No. 1 on Form 10-K/A to the Annual Report.

Exhibit Number

31.3	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

*	filed herewith

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

Dated: July 29, 2016