Form 10-Q
period 2016-06-30
EMERSON RADIO CORP
filed 2016-08-15
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of common stock as of August 15, 2016: 27,129,832.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30
	2016	2015
Net Revenues:
Net product sales	$5,471	$18,287
Licensing revenue	1,163	1,225
Net revenues	6,634	19,512
Costs and expenses:
Cost of sales	5,098	17,005
Other operating costs and expenses	133	74
Selling, general and administrative expenses	1,487	2,320
	6,718	19,399
Operating (loss) income	(84)	113
Other income:
Interest income, net	51	39
(Loss) income before income taxes	(33)	152
Provision for income taxes	21	31
Net (loss) income	$(54)	$121
Net (loss) income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted average shares outstanding:
Basic	27,130	27,130
Diluted	27,130	27,130

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	June 30, 2016	March 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$42,728	$30,096
Restricted cash	-	500
Short term investments	10,154	20,155
Trade accounts receivable, net	1,458	2,800
Royalty receivable	225	1,292
Inventory	3,833	2,056
Prepaid purchases	943	871
Prepaid expenses and other current assets	605	556
Total Current Assets	59,946	58,326
Property, plant, and equipment, net	27	29
Deferred tax assets	1,383	1,401
Other assets	131	132
Total Non-current Assets	1,541	1,562
Total Assets	$61,487	$59,888
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	1,980	1,691
Deferred revenue	1,875	-
Due to affiliates	-	512
Income tax payable	456	455
Total Current Liabilities	4,311	2,658
Long term liabilities	-	-
Total Non-current Liabilities	-	-
Total Liabilities	$4,311	$2,658
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding at June 30, 2016 and March 31, 2016 respectively; liquidation preference of $3,677,000 at June 30, 2016 and March 31, 2016, respectively	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at June 30, 2016 and March 31, 2016, respectively; 27,129,832 shares outstanding at June 30, 2016 and March 31, 2016, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(2,231)	(2,177)
Treasury stock, at cost (25,835,965 shares)	(24,224)	(24,224)
Total Shareholders’ Equity	57,176	57,230
Total Liabilities and Shareholders’ Equity	$61,487	$59,888

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net (loss) income	$(54)	$121
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	5	17
Changes in assets and liabilities:
Trade accounts receivable	1,388	(5,057)
Royalty receivable	1,067	2,089
Due from affiliates	(512)	-
Inventory	(1,777)	(1)
Prepaid purchases	(72)	1,959
Prepaid expenses and other current assets	(49)	230
Deferred tax assets and liabilities	18	(17)
Other assets	1	(24)
Accounts payable and other current liabilities	289	(141)
Long term liabilities	—	44
Asset allowances, reserves and other	(46)	(9)
Deferred revenue	1,875	-
Income taxes payable	1	71
Net cash provided (used) by operating activities	2,134	(718)
Cash Flows from Investing Activities:
Short term investment	10,001	(15,097)
Restricted cash	500	-
Additions to property, plant and equipment	(3)	-
Net cash provided (used) by investing activities	10,498	(15,097)
Cash Flows from Financing Activities:
Net cash (used) by financing activities	-	-
Net increase (decrease) in cash and cash equivalents	12,632	(15,815)
Cash and cash equivalents at beginning of period	30,096	43,485
Cash and cash equivalents at end of period	$42,728	$27,670
Cash paid during the period for:
Interest	$2	$-
Income taxes	$4	$-

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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2016 and the results of operations for the three month periods ended June 30, 2016 and June 30, 2015. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2016 (“fiscal 2016”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2016.

The results of operations for the three month period ended June 30, 2016 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ended March 31, 2017 (“fiscal 2017”).

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

NOTE 2 — NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended June 30,
	2016	2015
Numerator:
Net (loss) income	$(54)	$121
Denominator:
Denominator for basic and diluted earnings per share — weighted average shares	27,130	27,130
Basic and diluted (loss) earnings per share	$0.00	$0.00

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at June 30, 2016 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At June 30, 2016, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of June 30, 2016 and March 31, 2016, inventories consisted of the following (in thousands):

	June 30, 2016	March 31, 2016
Finished goods	$3,833	$2,056

NOTE 5 — INCOME TAXES

At June 30, 2016, the Company had no U.S. federal net operating loss carry forwards and approximately $0.4 million of U.S. state net operating loss carry forwards included in net deferred tax assets that are available to offset future taxable income and can be carried forward for 20 years. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized through tax planning strategies available in future periods and through future profitable operating results. The amount of the deferred tax asset considered realizable could be reduced or eliminated if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carry forward period are reduced. If management determines that the Company would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

The Company’s effective tax rate differs from the federal statutory rate primarily due to income and losses incurred in foreign jurisdictions and taxed at locally applicable tax rates, subpart F income included in the Company’s tax expense, expenses that are not deductible for federal income tax purposes, and state income taxes.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of June 30, 2016, the Company’s open tax years for examination for U.S. federal tax are 2011-2016 and for U.S. states tax are 2011-2016.

Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

NOTE 6 — RELATED PARTY TRANSACTIONS

From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited (“Grande”), one or more of Grande’s direct and indirect subsidiaries, and companies related to the Company’s Chairman of the Board. Set forth below is a summary of such transactions.

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

Related Party Transactions

Return of Pledged Collateral to S&T

In April 2016, the Company, upon a request made by S&T, considered and agreed to return to S&T the $500,000 of collateral which S&T had paid to the Company in September 2014 as a part of the indemnification agreement between S&T, Grande and the Company pertaining to an Internal Revenue Service challenge of the Company’s March 31, 2010 earnings and profits calculations underlying the taxability of a dividend paid during March 2010 to all of its stockholders, net of the $79,000 in expenses incurred by the Company in defending the IRS challenge. Thusly, on April 29, 2016, the Company paid $421,000 to S&T to effectuate the release of the collateral net of the aforementioned expenses incurred by the Company. From September 30, 2014 through March 31, 2016, this pledged collateral had been recorded by the Company as restricted cash on its balance sheet.

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

Ancillary Expenses Pertaining to Rented Office Space in Hong Kong

During the month of June 30, 2016, the Company was billed approximately $1,000 for utility and service charges from The Grande Properties Management Limited (“GPML”) and Lafe Strategic Services Limited (“LSSL”), both related parties to the Company’s Chairman of the Board, in connection with the Company’s rented office space in Hong Kong. The Company owed nil to both GPML and LSSL related to these charges at June 30, 2016.

NOTE 7 — SHORT TERM INVESTMENTS

At June 30, 2016 and March 31, 2016, the Company held short term investments totaling $10.2 million and $20.2 million, respectively. These investments were comprised of bank certificates of deposit which will mature in September 2016.

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
•

the other factors listed under “Risk Factors” in the Company’s Form 10-K, as amended, for the fiscal year ended March 31, 2016 and other filings with the Securities and Exchange Commission (the “SEC”).

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

Results of Operations

The following table summarizes certain financial information for the three month periods ended June 30, 2016 (fiscal 2017) and June 30, 2015 (fiscal 2016) (in thousands):

	Three months ended June 30,
	2016	2015
Net product sales	$5,471	$18,287
Licensing revenue	1,163	1,225
Net revenues	6,634	19,512
Cost of sales	5,098	17,005
Other operating costs and expenses	133	74
Selling, general and administrative expenses	1,487	2,320
Operating (loss) income	(84)	113
Interest income, net	51	39
(Loss) income before income taxes	(33)	152
Provision for income taxes	21	31
Net (loss) income	$(54)	$121

Net product sales — Net product sales for the first quarter of fiscal 2017 were $5.5 million as compared to $18.3 million for the first quarter of fiscal 2016, a decrease of $12.8 million or 70.1%. The Company’s sales during the first quarters of fiscal 2017 and fiscal 2016 were highly concentrated among the Company’s two largest customers – Wal-Mart and Fred Meyer for the first quarter of fiscal 2017, and Target and Wal-Mart for the first quarter of fiscal 2016 – where gross product sales comprised approximately 88.5% and 91.2% of the Company’s total gross product sales for the first quarter of fiscal 2017 and fiscal 2016, respectively. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $37,000 for the first quarter of fiscal 2017 and approximately $23,000 for the first quarter of fiscal 2016. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson ® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)

Houseware product net sales decreased $13.0 million, or 73.3%, to $4.8 million in the first quarter of fiscal 2017 as compared to $17.8 million in the first quarter of fiscal 2016, principally driven by a decrease in year-over-year sales of compact refrigerators and microwave ovens.  The decrease for the first quarter of fiscal 2017 was driven by a $13.2 million year-over-year decrease in net sales at one of the Company’s former key customers, where the Company’s products were discontinued at retail beginning January 1, 2016. As previously disclosed, the Company expects its net product sales throughout fiscal 2017 to be materially lower than fiscal 2016 due to the discontinuation of its retail business with the aforementioned customer. The Company is analyzing the impacts to its business of this event and is identifying strategic courses of action for consideration. There can be no assurance that the Company will be able to increase sales of housewares products at levels sufficient to offset the material adverse effect of the loss of business with this customer, if at all.

ii)

Audio product net sales were $0.7 million in the first quarter of fiscal 2017 as compared to $0.5 million in the first quarter of fiscal 2016, an increase of $0.2 million or 49.7%, resulting from increased net sales of clock radios.

Licensing revenue — Licensing revenue in the first quarters of fiscal 2017 and fiscal 2016 was $1.2 million.

The Company’s largest license agreement is with Funai Corporation, Inc. (“Funai”), which accounted for approximately 81% of the Company’s total licensing revenue for the first quarter of fiscal 2017 and approximately 76% of the Company’s total licensing revenue for the first quarter of fiscal 2016. The license agreement’s term ends on December 31, 2016. The agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the Emerson ® trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, the Company received non-refundable minimum annual royalty payments of $3.75 million each calendar year and a license fee on sales of product subject to the agreement in excess of the minimum annual royalties. During the first quarters of both fiscal 2017 and fiscal 2016, licensing revenues of approximately $0.9 million were earned under this agreement.

As previously disclosed, on December 16, 2015, the Company received written notice from Funai stating its intention to terminate the agreement, with termination to be effective on December 31, 2016. In accordance with the agreement, in June 2016 Funai paid to the Company the full balance outstanding of the contracted non-refundable minimum annual royalty through the December 31, 2016 termination date in the amount of $2.8 million. Of this amount, $0.9 million was recognized as revenue by the Company during the first quarter of fiscal 2017 and $1.9 million was recorded by the Company as deferred revenue on its June 30, 2016 balance sheet. This deferred revenue of $1.9 million will be recognized as revenue by the Company evenly over the second and third quarters of fiscal 2017. As a result of such termination, unless the Company is successful in securing a new licensee to replace the licensing revenue which will be absent upon the Funai termination, the Company expects fiscal 2017 licensing revenue will decline as compared to fiscal 2016 licensing revenue. As previously disclosed, since this licensing relationship contributes substantial product volume and market presence through Funai’s manufacture and distribution of products bearing the Emerson® brand name in the United States, the loss of this relationship and licensing agreement with Funai is expected to materially and adversely affect the Company’s revenue, earnings and business. The Company is analyzing the impacts of the Funai termination to its business and is identifying strategic courses of action for consideration, including seeking new licensing relationships. There can be no assurance that the Company will be able to secure a new licensee or distribution relationship to replace the licensing revenue, product volume and market presence of Emerson-branded products in the United States, which had been provided through the license agreement with Funai.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $6.6 million in the first quarter of fiscal 2017 as compared to $19.5 million in the first quarter of fiscal 2016, a decrease of $12.9 million, or 66.0%.

Cost of sales — In absolute terms, cost of sales decreased $11.9 million, or 70.0%, to $5.1 million in the first quarter of fiscal 2017 as compared to $17.0 million in the first quarter of fiscal 2016. Cost of sales, as a percentage of net product sales, was 93.2% in the first quarter of fiscal 2017 as compared to 93.0% in the first quarter of fiscal 2016. The decrease in absolute terms for the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016 was primarily related to the reduced net product sales and lower year-over-year gross cost of sales as a percentage of gross sales.

The Company purchases the products it sells from a limited number of factory suppliers. For the first quarter of fiscal 2017 and fiscal 2016, the Company purchased 91% and 97%, respectively, from its two largest suppliers.

Other operating costs and expenses — Other operating costs and expenses as a percentage of net product sales were 2.4% for the first quarter of fiscal 2017 as compared to 0.4% for the first quarter of fiscal 2016. In absolute terms, other operating costs and expenses were $0.1 million for both the first quarter of fiscal 2017 and the first quarter of fiscal 2016.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, in absolute terms, was $1.5 million in the first quarter of fiscal 2017 as compared to $2.3 million in the first quarter of fiscal 2016, a decrease of $0.8 million or 35.9%. S,G&A, as a percentage of net revenues, was 22.4% in the first quarter of fiscal 2017 as compared to 11.9% in the first quarter of fiscal 2016.

The first quarter of fiscal 2017 S,G&A included approximately $0.1 million in advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors.

The first quarter of fiscal 2016 S,G&A included approximately $0.4 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS.

Excluding the aforementioned items, the first quarter of fiscal 2017 S,G&A was $1.4 million and the first quarter of fiscal 2016 S,G&A was $1.9 million, a decrease of $0.5 million, or 27.8%, due to year-over-year reductions in personnel, variable selling expenses and administrative costs.

Interest income, net — Interest income, net, was $51,000 in the first quarter of fiscal 2017 as compared to $39,000 in the first quarter of fiscal 2016, an increase of $12,000. The increase in interest income for the first quarter of fiscal 2017 was due to a higher level of investments in Certificates of Deposit by the Company during the first quarter of fiscal 2017 versus the first quarter of fiscal 2016.

Provision for income taxes — In the first quarter of fiscal 2017, the Company recorded income tax expense of $21,000 as compared to $31,000 of income tax expense in the first quarter of fiscal 2016.

Net (loss) income — As a result of the foregoing factors, the Company realized a net loss of $0.1 million in the first quarter of fiscal 2017 as compared to net income of $0.1 million in the first quarter of fiscal 2016.

Liquidity and Capital Resources

As of June 30, 2016, the Company had cash and cash equivalents of approximately $42.7 million, as compared to approximately $27.7 million at June 30, 2015. Working capital decreased to $55.6 million at June 30, 2016 as compared to $56.6 million at June 30, 2015. The increase in cash and cash equivalents of approximately $15.0 million was due to a decrease in accounts receivable of $7.9 million, a decrease in short term investments of $4.9 million, an increase in deferred revenue of $1.9 million, a decrease in royalty receivables of $1.2 million, a decrease in inventory of $0.7 million, a decrease in deferred tax assets of $0.7 million and a decrease in restricted cash of $0.5 million, partially offset by the net loss generated during the prior 12 months of $1.1 million, a decrease in long term deferred tax liability of $0.5 million, a decrease in due to affiliates of $0.5 million, a decrease in income taxes payable of $0.5 and a decrease in prepaid expenses and other current assets of $0.1 million.

Cash Flows

Net cash provided by operating activities was $2.1 million for the three months ended June 30, 2016, resulting from an increase in deferred revenue, a decrease in accounts receivable, a decrease in royalty receivable, an increase in accounts payable and other current liabilities partially offset by an increase in inventory, a decrease in due to affiliates, an increase in prepaid purchases and the net loss generated during the period.

Net cash provided by investing activities was $10.5 million for the three months ended June 30, 2016, due to a reduction in short term certificates of deposit and a decrease in Restricted Cash.

Net cash used by financing activities was nil for the three months ended June 30, 2016.

Sources and Uses of Funds

For the three months ended June 30, 2016, none of the Company’s net sales were made by directly importing products to the Company’s customers, and for the three months ended June 30, 2015, products representing approximately 71% of net sales were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.

The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

As described above and as previously disclosed, the Company’s products were discontinued at retail by one of the Company’s former key customers beginning January 1, 2016. In addition, as described above and as previously disclosed, Funai terminated its license agreement with the Company effective as of December 31, 2016. Both of these events will have a material impact on the Company’s business, financial condition, results of operations and cash position. The Company is analyzing the impacts to its business of these events and is identifying strategic courses of action for consideration.

Off-Balance Sheet Arrangements

As of June 30, 2016, the Company did not have any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board during the three months ended June 30, 2016 or during the interim period between June 30, 2016 and August 15, 2016 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

Accounting Standards Update 2016-13 Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (Issued June 2016)

The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (PCD assets) that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Interest income for PCD assets should be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer’s assessment of credit losses at acquisition. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

Accounting Standards Update 2016-10 Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing (Issued April 2016)

The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: 1. Identify the contract(s) with a customer. 2. Identify the performance obligations in the contract. 3. Determine the transaction price. 4. Allocate the transaction price to the performance obligations in the contract. 5. Recognize revenue when (or as) the entity satisfies a performance obligation. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company does not expect these amendments to have a material effect on its financial statements.

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

The Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2016, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

As previously reported by the Company on a Form 8-K filed with the SEC on June 8, 2016, Gregory W. Hunt and Terrence Snellings resigned as members of the Audit Committee and as directors of the Company effective as of June 2, 2016, and June 5, 2016, respectively. Following such resignations, the Audit Committee was comprised of one member, Kareem E. Sethi, who is the Chairman of the Audit Committee and the “audit committee financial expert.” As previously reported by the Company on a Form 8-K filed with the SEC on June 23, 2016, the Board of Directors of the Company appointed Kin Yuen to fill one of the existing vacancies on the Board of Directors effective as of June 19, 2016. Mr. Yuen was determined to be independent by the Board of Directors under the NYSE MKT listing standards and appointed a member of the Audit Committee of the Board of Directors. Following Mr. Yuen’s appointment, the Company’s Audit Committee is now comprised of two independent directors, Messrs. Yuen and Sethi, with Mr. Sethi continuing as the Chairman of the Audit Committee.

Other than the foregoing, there have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Although the Company is not currently a party to any material active litigation, from time to time, third parties assert claims against the Company regarding matters arising out of the ordinary course of business. Management cannot estimate with certainty the Company’s ultimate legal and financial liability with respect to any litigation matters or the disposition of any claims that it could incur. However, management believes, based on its examination of all existing litigation matters, that the Company’s ultimate liability will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 1A. Risk Factors.

The Company’s operations and financial results are subject to various risks and uncertainties including those described below. The reader should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q as well as the Company’s other public filings with the Securities and Exchange Commission, including the Company’s consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones faced by the Company. Additional risks about which the Company is not yet aware or that the Company currently believes to be immaterial also may adversely affect the Company’s business operations. If any of the following occur, the Company’s business, financial condition or operating results may be adversely affected. In that case, the price of the Company’s common stock may decline.

Business Related Risks

The Company relies on a small number of key customers for the majority of its business, and the loss or significant reduction in business with any of these key customers would materially and adversely affect the Company’s revenues and earnings.

Certain customers have historically made up a significant percentage of the Company’s product sales and net revenues. In the three months ended June 30, 2016, Wal-Mart and Fred Meyer accounted for approximately 56% and 17%, respectively, of the Company’s net revenues compared to Target and Wal-Mart accounting for approximately 68% and 18%, respectively, of the Company’s net revenues in the three months ended June 30, 2015. For the fiscal years ended March 31, 2016 and 2015, Target accounted for approximately 42% and 51%, respectively, of the Company’s net revenues, and Wal-Mart accounted for approximately 31% and 28% of the Company’s net revenues, respectively. No other customer accounted for more than 10% of the Company’s net revenues during these periods. All customer purchases are made through purchase orders and the Company does not have any long-term contracts with its customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of any of the Company’s key customers would cause a material and adverse change in the Company’s revenues and operating results.

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

We derive a substantial portion of our product revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our product revenues in the near term. For the twelve months ended March 31, 2016, the Company’s gross product sales were comprised of five product types within two categories - housewares products and audio products, and two of these product types, namely microwave ovens and compact refrigerators - both within the housewares category - generated approximately 93% of the Company’s gross product sales, with microwave ovens generating approximately 56% of the total and compact refrigerators generating approximately 37% of the total. For the twelve months ended March 31, 2015, the Company’s gross product sales were comprised of the same five product types within the same two categories - housewares products and audio products, and two of these product types, namely microwave ovens and compact refrigerators - both within the housewares category - generated approximately 95% of the Company’s gross product sales, with microwave ovens generating approximately 67% of the total and compact refrigerators generating approximately 28% of the total. Because the market for these product types and categories is characterized by periodic new product introductions, the Company’s future financial performance will depend, in part, on the successful and timely development and customer acceptance of new and enhanced versions of these product types and other products distributed by the Company. There can be no assurance that the Company will continue to be successful in marketing these products types within these categories or any other new or enhanced products. As a result of this dependence, a significant decline in pricing of, or market acceptance of these product types and categories, either in general or specifically as marketed by the Company, would have a material adverse effect on the Company’s business, financial condition and results of operation.

The loss or reduction of business of one or a combination of our microwave oven and compact refrigerator products could materially adversely affect our revenues, financial condition and results of operations. For example, commencing in the Spring of 2016, one of the Company’s key customers discontinued retailing in its stores the Emerson-branded microwave oven and compact refrigeration products currently sold to this customer by the Company. See “The Company relies on a small number of key customers for the majority of its business, and the loss or significant reduction in business with any of these key customers would materially and adversely affect the Company’s revenues and earnings.” The loss of these sales has had and is expected to continue to have a material adverse effect on the Company’s business and results of operations. There can be no assurance that the Company will be able to increase sales of its microwave oven and compact refrigerator products at levels sufficient to offset the material adverse effect of the loss of business with this customer, if at all.

If the Company’s third party sales representatives fail to adequately promote, market and sell the Company’s products, the Company’s revenues could significantly decrease.

A significant portion of the Company’s product sales are made through third party sales representative organizations, whose members are not employees of the Company. The Company’s level of sales depends on the effectiveness of these organizations, as well as the effectiveness of its own employees. Some of these third party representatives may sell (and do sell), with the Company’s permission, competitive products of third parties as well as the Company’s products. During the Company’s fiscal years ended March 31, 2016 and March 31, 2015, these organizations were responsible for approximately 55% and 61%, respectively, of its net revenues during such periods. In addition, one of these representative organizations was responsible for a significant portion of these revenues. If any of the Company’s third party sales representative organizations engaged by the Company, especially the Company’s largest, fails to adequately promote, market and sell its products, the Company’s revenues could be significantly decreased until a replacement organization or distributor could be retained by the Company. For example, despite the efforts of the Company’s third party sales representative organization, one of the Company’s key customers, commencing with the Spring of 2016, discontinued retailing in its stores the Emerson-branded microwave oven and compact refrigeration products currently sold to this customer by the Company and the Company continued shipping these products to this customer only through December 2015. See “The Company relies on a small number of key customers for the majority of its business, and the loss or significant reduction in business with any of these key customers would materially and adversely affect the Company’s revenues and earnings.” The loss of these product sales has had and is expected to continue to have a material adverse effect on the Company’s business and results of operations. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted. There can be no assurance that the Company will be able to increase its product sales at levels sufficient to offset the material adverse effect of the loss of business with this customer, if at all.

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

The Company does not maintain any credit facilities (other than certain letters of credit) in connection with the operation of its business. The Company has relied on, and continues to rely on, its cash on hand and cash generated by operations to manage its business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” If the Company is unable to generate sufficient cash from operations, the Company may need to secure alternative means of financing or reorganize its operations to continue to maintain the current business.

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

In the event that the Company is not successful in establishing with the IRS that the Company’s calculations were correct, then the shareholders who received the dividend likely will be subject to and liable for an assessment of additional taxes due. Moreover, the Company may be contingently liable for taxes due by certain of its shareholders resulting from the dividend paid by the Company. Any such liability, should it be required to be recognized by the Company, would likely have a material adverse effect on the Company’s results of operations in the period recognized. As of March 31, 2016, the Company believes that it is more likely than not that the assessment period for the Company for tax under section 1461 of the Internal Revenue Code in connection with the withholding tax requirements pertaining to the March 2010 dividend have expired, such that if the IRS were to attempt to assess tax, the assessment would be time-barred. Thusly, as of March 31, 2016, the Company believes that it is more likely than not that it will not be liable for such assessment; however, there can be no assurance that the Company would be successful in defending its position if the IRS were to attempt to assess tax. See Note 3 “Related Party Transactions-Dividend-Related Issues with S&T” to the Company’s consolidated financial statements included in its annual report on Form 10-K for the fiscal year ended March 31, 2016.

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

Grande, through one of its indirect subsidiaries, is the beneficial owner of approximately 56.2% of the Company’s outstanding common stock as of July 29, 2016. As a result, the Company is a “controlled company” within the meaning of the NYSE MKT Company Guide. Under the NYSE MKT rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE MKT corporate governance requirements, including the requirements that:

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

Grande, through one of its indirect subsidiaries, is the beneficial owner of approximately 56.2% of the Company’s outstanding common stock as of July 29, 2016. As a result, Grande will be able to exert significant influence over the Company’s business and have the ability to control the approval process for actions by the Company that require stockholder approval, including: the election of the Company’s directors and the approval of mergers, sales of assets or other significant corporate transactions or matters submitted for stockholder approval. Grande may have interests that differ from your interests and may cause the shares in the Company beneficially owned by Grande to be voted in a way with which you disagree and that may be adverse to your interests. In addition, several provisions of the Company’s organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of its common stock. Under the terms of the Company’s certificate of incorporation, its board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for the Company’s common stock, including transactions that may be in your best interests.

Certain of the Company’s directors and officers may have actual or potential conflicts of interest because of their relationships with Grande, and accordingly have loyalties and fiduciary obligations to both Grande and the Company.

Mr. Christopher Ho, the Company’s Chairman of the Board, and Mr. Duncan Hon, the Chief Executive Officer and a director of the Company, have material relationships with Grande that may have actual or potential conflicts of interest with their duties to the Company. Effective May 30, 2016, Mr. Hon also serves as the Chief Executive Officer and an executive director of Grande. As described in the footnotes to the Company’s financial statements and in the Company’s previous filings with the SEC, there have historically been certain related party transactions between the Company and certain subsidiaries and affiliates of Grande. Although the Company has established procedures designed to ensure that material related party transactions are fair to the Company, transactions between the Company and Grande, even if entered into on an arm’s-length basis, create the potential for, or could result in, conflicts of interests.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Duncan Hon
Date: August 15, 2016	Duncan Hon
Chief Executive Officer (Principal Executive Officer)

/s/ Andrew L. Davis
Date: August 15, 2016	Andrew L. Davis
Chief Financial Officer (Principal Financial and Accounting Officer)