Form 10-Q
period 2016-09-30
EMERSON RADIO CORP
filed 2016-11-09
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of common stock as of November 9, 2016: 27,129,832.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net Revenues:
Net product sales	$4,844	$7,780	$10,315	$26,067
Licensing revenue	1,185	1,163	2,348	2,388
Net revenues	6,029	8,943	12,663	28,455
Costs and expenses:
Cost of sales	4,462	7,546	9,560	24,551
Other operating costs and expenses	44	167	177	241
Selling, general and administrative expenses	1,196	2,081	2,683	4,401
	5,702	9,794	12,420	29,193
Operating income (loss)	327	(851)	243	(738)
Other income:
Interest income, net	57	39	108	78
Income (loss) before income taxes	384	(812)	351	(660)
Provision (benefit) for income taxes	219	(102)	240	(71)
Net income (loss)	$165	$(710)	$111	$(589)
Net income (loss) per share:
Basic	$0.01	$(0.03)	$0.00	$(0.02)
Diluted	$0.01	$(0.03)	$0.00	$(0.02)
Weighted average shares outstanding:
Basic	27,130	27,130	27,130	27,130
Diluted	27,130	27,130	27,130	27,130

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	September 30, 2016	March 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$39,025	$30,096
Restricted cash	-	500
Short term investments	13,064	20,155
Trade accounts receivable, net	870	2,800
Royalty receivable	248	1,292
Inventory	3,888	2,056
Prepaid purchases	516	871
Prepaid expenses and other current assets	800	556
Total Current Assets	58,411	58,326
Property, plant, and equipment, net	25	29
Deferred tax assets	1,319	1,401
Other assets	132	132
Total Non-current Assets	1,476	1,562
Total Assets	$59,887	$59,888
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	1,118	1,691
Deferred revenue	938	-
Due to affiliates	-	512
Income tax payable	490	455
Total Current Liabilities	2,546	2,658
Long term liabilities	-	-
Total Non-current Liabilities	-	-
Total Liabilities	$2,546	$2,658
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding at September 30, 2016 and March 31, 2016 respectively; liquidation preference of $3,677,000 at September 30, 2016 and March 31, 2016, respectively	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at September 30, 2016 and March 31, 2016, respectively; 27,129,832 shares outstanding at September 30, 2016 and March 31, 2016, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(2,066)	(2,177)
Treasury stock, at cost (25,835,965 shares)	(24,224)	(24,224)
Total Shareholders’ Equity	57,341	57,230
Total Liabilities and Shareholders’ Equity	$59,887	$59,888

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$111	$(589)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	7	33
Changes in assets and liabilities:
Trade accounts receivable	2,020	1,315
Royalty receivable	1,044	2,216
Due to affiliates	(512)	-
Inventory	(1,832)	(67)
Prepaid purchases	355	1,625
Prepaid expenses and other current assets	(244)	74
Deferred tax assets and liabilities	82	(162)
Other assets	-	(25)
Accounts payable and other current liabilities	(573)	495
Long term liabilities	-	84
Asset allowances, reserves and other	(90)	(242)
Deferred revenue	938	-
Income taxes payable	35	160
Net cash provided by operating activities	1,341	4,917
Cash Flows from Investing Activities:
Short term investment	7,091	(10,086)
Restricted cash	500	-
Additions to property, plant and equipment	(3)	-
Net cash provided (used) by investing activities	7,588	(10,086)
Cash Flows from Financing Activities:
Net cash (used) by financing activities	-	-
Net increase (decrease) in cash and cash equivalents	8,929	(5,169)
Cash and cash equivalents at beginning of period	30,096	43,485
Cash and cash equivalents at end of period	$39,025	$38,316
Cash paid during the period for:
Interest	$2	$-
Income taxes	$8	$4

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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2016 and the results of operations for the three and six month periods ended September 30, 2016 and September 30, 2015. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2016 (“fiscal 2016”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2016.

The results of operations for the three and six month periods ended September 30, 2016 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ended March 31, 2017 (“fiscal 2017”).

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

NOTE 2 — NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$165	$(710)	$111	$(589)
Denominator:
Denominator for basic and diluted earnings per share — weighted average shares	27,130	27,130	27,130	27,130
Basic and diluted income (loss) per share	$0.01	$(0.03)	$0.00	$(0.02)

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at September 30, 2016 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At September 30, 2016, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of September 30, 2016 and March 31, 2016, inventories consisted of the following (in thousands):

	September 30, 2016	March 31, 2016
Finished goods	$3,888	$2,056

NOTE 5 — INCOME TAXES

At September 30, 2016, the Company had no U.S. federal net operating loss carry forwards and approximately $0.3 million of U.S. state net operating loss carry forwards included in net deferred tax assets that are available to offset future taxable income and can be carried forward for 20 years. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized through tax planning strategies available in future periods and through future profitable operating results. The amount of the deferred tax asset considered realizable could be reduced or eliminated if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carry forward period are reduced. If management determines that the Company would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

The Company’s effective tax rate differs from the federal statutory rate primarily due to income and losses incurred in foreign jurisdictions and taxed at locally applicable tax rates, subpart F income included in the Company’s tax expense, expenses that are not deductible for federal income tax purposes, and state income taxes.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of September 30, 2016, the Company’s open tax years for examination for U.S. federal tax are 2011-2016 and for U.S. states tax are 2011-2016.

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

Ancillary Expenses Pertaining to Rented Office Space in Hong Kong

During the three and six months ended September 30, 2016, the Company was billed approximately $1,000 and $5,000, respectively, for utility and service charges from The Grande Properties Management Limited (“GPML”) and Lafe Strategic Services Limited (“LSSL”), both related parties to the Company’s Chairman of the Board, in connection with the Company’s rented office space in Hong Kong. The Company owed nil to both GPML and LSSL related to these charges at September 30, 2016.

NOTE 7 — SHORT TERM INVESTMENTS

At September 30, 2016 and March 31, 2016, the Company held short term investments totaling $13.1 million and $20.2 million, respectively. These investments were comprised of bank certificates of deposit which will mature in November 2016.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through the Company’s use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•

the impact on the Company’s business, financial condition and results of operations of the discontinuation of retail sales of Emerson® branded microwave oven and compact refrigerator products by one of the Company’s key customers in the Spring of 2016;

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
•

the other factors listed under “Risk Factors” in the Company’s Form 10-K, as amended, for the fiscal year ended March 31, 2016 as updated by Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, and other filings with the Securities and Exchange Commission (the “SEC”).

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

Results of Operations

The following table summarizes certain financial information for the three and six month periods ended September 30, 2016 (fiscal 2017) and September 30, 2015 (fiscal 2016) (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net product sales	$4,844	$7,780	$10,315	$26,067
Licensing revenue	1,185	1,163	2,348	2,388
Net revenues	6,029	8,943	12,663	28,455
Cost of sales	4,462	7,546	9,560	24,551
Other operating costs and expenses	44	167	177	241
Selling, general and administrative expenses	1,196	2,081	2,683	4,401
Operating income (loss)	327	(851)	243	(738)
Interest income, net	57	39	108	78
Income (loss) before income taxes	384	(812)	351	(660)
Provision (benefit) for income taxes	219	(102)	240	(71)
Net income (loss)	$165	$(710)	$111	$(589)

Net product sales — Net product sales for the second quarter of fiscal 2017 were $4.8 million as compared to $7.8 million for the second quarter of fiscal 2016, a decrease of $3.0 million, or 37.7%. The Company’s sales during the second quarters of fiscal 2017 and fiscal 2016 were highly concentrated among the Company’s two largest customers – Wal-Mart and Fred Meyer for the second quarter of fiscal 2017, and Target and Wal-Mart for the second quarter of fiscal 2016 – where gross product sales comprised approximately 88.0% and 71.3% of the Company’s total gross product sales for the second quarter of fiscal 2017 and fiscal 2016, respectively.

For the six month period of fiscal 2017, net product sales were $10.3 million as compared to $26.1 million for the six month period of fiscal 2016, a decrease of $15.8 million or 60.4%. The Company’s sales during the six month periods of fiscal 2017 and fiscal 2016 were highly concentrated among the Company’s two largest customers – Wal-Mart and Fred Meyer for the six month period of fiscal 2017, and Target and Wal-Mart for the six month period of fiscal 2016 – where gross product sales comprised approximately 88.2% and 84.4% of the Company’s total gross product sales for the six month periods of fiscal 2017 and fiscal 2016, respectively.

Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $44,000 and $19,000 for the second quarters of fiscal 2017 and fiscal 2016, respectively, and approximately $81,000 and $42,000 for the six month periods of fiscal 2017 and fiscal 2016, respectively. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)

Houseware product net sales decreased $3.2 million, or 43.6%, to $4.1 million in the second quarter of fiscal 2017 as compared to $7.3 million in the second quarter of fiscal 2016, principally driven by a decrease in year-over-year sales of compact refrigerators and microwave ovens.  The decrease for the second quarter of fiscal 2017 was driven by a $3.4 million year-over-year decrease in net sales at one of the Company’s former key customers, where the Company’s products were discontinued at retail beginning January 1, 2016. For the six month period of fiscal 2017, houseware products net sales were $8.9 million, a decrease of $16.2 million, or 64.7%, from $25.1 million for the six month period of fiscal 2016, principally driven by a decrease in year-over-year sales of compact refrigerators, microwave ovens and wine products. The decrease for the six month period of fiscal 2017 was driven by a $16.8 million year-over-year decrease in net sales at one of the Company’s former key customers, where the Company’s products were discontinued at retail beginning January 1, 2016.

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

ii)

Audio product net sales were $0.7 million in the second quarter of fiscal 2017 as compared to $0.5 million in the second quarter of fiscal 2016, an increase of $0.2 million, or 45.0%, resulting from increased net sales of clock radios. For the six month period of fiscal 2017, audio product net sales were $1.5 million, an increase of $0.5 million or 47.5%, from $1.0 million in the six month period of fiscal 2016 resulting from increased net sales of clock radios.

Licensing revenue — Licensing revenue in the second quarters of fiscal 2017 and fiscal 2016 was $1.2 million. Licensing revenue for the six month period of fiscal 2017 was $2.3 million and for the six month period of fiscal 2016 was $2.4 million.

The Company’s largest license agreement is with Funai Corporation, Inc. (“Funai”), which accounted for approximately 79% and 80% of the Company’s total licensing revenue for the second quarter and six month period of fiscal 2017 and approximately 80% and 78% of the Company’s total licensing revenue for the second quarter and six month period of fiscal 2016. The license agreement’s term ends on December 31, 2016. The agreement provides that Funai will manufacture, market, sell and distribute specified products bearing the Emerson® trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, the Company received non-refundable minimum annual royalty payments of $3.75 million each calendar year and a license fee on sales of product subject to the agreement in excess of the minimum annual royalties. During the second quarters of both fiscal 2017 and fiscal 2016, licensing revenues of approximately $0.9 million were earned under this agreement. During both the six month periods of fiscal 2017 and 2016, licensing revenues of approximately $1.9 million were earned under this agreement.

As previously disclosed, on December 16, 2015, the Company received written notice from Funai stating its intention to terminate the agreement, with termination to be effective on December 31, 2016. In accordance with the agreement, in June 2016 Funai paid to the Company the full balance outstanding of the contracted non-refundable minimum annual royalty through the December 31, 2016 termination date in the amount of $2.8 million. Of this amount, $0.9 million was recognized as revenue by the Company in each of the first quarter and second quarters of fiscal 2017. The remaining deferred revenue of $0.9 million on the balance sheet as of September 30, 2016, will be recognized as revenue during the third quarter of fiscal 2017. As a result of such termination, unless the Company is successful in securing a new licensee to replace the licensing revenue which will be absent upon the Funai termination, the Company expects fiscal 2017 licensing revenue will decline as compared to fiscal 2016 licensing revenue. As previously disclosed, since this licensing relationship contributes substantial product volume and market presence through Funai’s manufacture and distribution of products bearing the Emerson® brand name in the United States, the loss of this relationship and licensing agreement with Funai is expected to materially and adversely affect the Company’s revenue, earnings and business. The Company is analyzing the impacts of the Funai termination to its business and is identifying strategic courses of action for consideration, including seeking new licensing relationships. There can be no assurance that the Company will be able to secure a new licensee or distribution relationship to replace the licensing revenue, product volume and market presence of Emerson®-branded products in the United States, which had been provided through the license agreement with Funai.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $6.0 million in the second quarter of fiscal 2017 as compared to $8.9 million in the second quarter of fiscal 2016, a decrease of $2.9 million, or 32.6% and $12.7 million in the six month period of 2017 as compared to $28.5 million for the six month period of fiscal 2016, a decrease of $15.8 million, or 55.5%.

Cost of sales — In absolute terms, cost of sales decreased $3.1 million, or 40.9%, to $4.5 million in the second quarter of fiscal 2017 as compared to $7.5 million in the second quarter of fiscal 2016. Cost of sales, as a percentage of net product sales, was 92.1% in the second quarter of fiscal 2017 as compared to 97.0% in the second quarter of fiscal 2016. The decrease in absolute terms for the second quarter of fiscal 2017 as compared to the second quarter of fiscal 2016 was primarily related to the reduced net product sales and lower year-over-year gross cost of sales as a percentage of gross sales.

In absolute terms, cost of sales decreased $15.0 million, or 61.1% to $9.6 million in the six month period of fiscal 2017 as compared to $24.6 million in the six month period of fiscal 2016. Cost of sales, as a percentage of net product sales, was 92.7% in the six month period of fiscal 2017 as compared to 94.2% in the six month period of fiscal 2016. The decrease in absolute terms for the six month period of fiscal 2017 as compared to the six month period of fiscal 2016 was primarily related to the reduced net product sales and lower year-over-year gross cost of sales as a percentage of gross sales.

The Company purchases the products it sells from a limited number of factory suppliers. For the second quarter of fiscal 2017 and fiscal 2016, the Company purchased 96% and 96%, respectively, from its two largest suppliers. For the six month period of fiscal 2017 and fiscal 2016, the Company purchased 90% and 96%, respectively, from its two largest suppliers.

Other operating costs and expenses — Other operating costs and expenses as a percentage of net product sales were 0.9% for the second quarter of fiscal 2017 as compared to 2.2% for the second quarter of fiscal 2016. In absolute terms, other operating costs and expenses decreased $123,000 or 73.7%, to $44,000 for the second quarter of fiscal 2017 as compared to $167,000 for the second quarter of fiscal 2016 as a result of lower warranty and returns processing costs. For the six month period of fiscal 2017, other operating costs were 1.7% of net product sales as compared to 0.9% of net product sales for the six month period of fiscal 2016. In absolute terms, other operating costs and expenses decreased $64,000, or 26.6%, to $177,000 for the six month period of fiscal 2017 as compared to $241,000 for the six month period of fiscal 2016, resulting from lower warranty and returns processing costs.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, in absolute terms, was $1.2 million in the second quarter of fiscal 2017 as compared to $2.1 million in the second quarter of fiscal 2016, a decrease of $0.9 million, or 42.5%. S,G&A, as a percentage of net revenues, was 19.8% in the second quarter of fiscal 2017 as compared to 23.3% in the second quarter of fiscal 2016.

The second quarter of fiscal 2017 S,G&A included approximately $0.1 million in legal fees pertaining to work performed for the Special Committee of the Company’s Board of Directors.

The second quarter of fiscal 2016 S,G&A included approximately $0.2 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS.

Excluding the aforementioned items, the second quarter of fiscal 2017 S,G&A was approximately $1.1 million and the second quarter of fiscal 2016 S,G&A was approximately $1.9 million, a decrease of $0.8 million, or 42.1%, due primarily to year-over-year reductions in personnel and corporate costs.

S,G&A, in absolute terms, was $2.7 million for the six month period of fiscal 2017 as compared to $4.4 million for the six month period of fiscal 2016, a decrease of $1.7 million, or 39.0%. S,G&A, as a percentage of net revenues, was 21.2% for the six month period of fiscal 2017 as compared to 15.5% for the six month period of fiscal 2016.

The six month period of fiscal 2017 S,G&A included approximately $0.2 million in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors.

The six month period of fiscal 2016 S,G&A included approximately $0.5 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS and approximately $0.1 million in other advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors.

Excluding the aforementioned items, the six month period of fiscal 2017 S,G&A was approximately $2.5 million and the six month period of fiscal 2016 S,G&A was approximately $3.8 million, a decrease of $1.3 million, or 34.2%, due primarily to year-over-year reductions in personnel and corporate costs.

Interest income, net — Interest income, net, was $57,000 in the second quarter of fiscal 2017 as compared to $39,000 in the second quarter of fiscal 2016, an increase of $18,000. The increase in interest income for the second quarter of fiscal 2017 was due to a higher level of investments in Certificates of Deposit as compared to the second quarter of fiscal 2016. Interest income, net was $108,000 in the six month period of fiscal 2017 as compared to $78,000 during the six month period of fiscal 2016, an increase of $30,000. The increase in interest income for the six month period of fiscal 2017 was due to a higher level of investments in Certificates of Deposit as compared to the six month period of fiscal 2016.

Provision for income taxes — In the second quarter of fiscal 2017, the Company recorded income tax expense of $219,000, including $171,000 of accrued interest expense which the Company has estimated and which the Company believes is more likely than not to be assessed by the Internal Revenue Service and state taxing authorities upon these authorities’ final computations pertaining to their audits of the Company’s fiscal 2010-2013 tax returns, as compared to an income tax benefit of $102,000 in the second quarter of fiscal 2016. For the six month period of fiscal 2017 the Company recorded income tax expense of $240,000, including the aforementioned $171,000 of accrued interest expense, as compared to an income tax benefit of $71,000 for the six month period of fiscal 2016.

Net income (loss) — As a result of the foregoing factors, the Company realized net income of $0.2 million in the second quarter of fiscal 2017 as compared to a net loss $0.7 million in the second quarter of fiscal 2016. For the six month period of fiscal 2017, the Company realized net income of $0.1 million as compared to a net loss of $0.6 million for the six month period of fiscal 2016.

Liquidity and Capital Resources

As of September 30, 2016, the Company had cash and cash equivalents of approximately $39.0 million, as compared to approximately $38.3 million at September 30, 2015. Working capital increased to $55.9 million at September 30, 2016 as compared to $55.8 million at September 30, 2015. The increase in cash and cash equivalents of approximately $0.7 million was due to a decrease in accounts receivable of $2.3 million, a decrease in royalty receivables of $1.1 million, an increase of deferred revenue of $0.9 million, , a decrease in deferred tax assets of $0.9 million, a decrease in prepaid expenses and other current assets of $0.8 million, a decrease in inventory of $0.7 million and a decrease in restricted cash of $0.5 million partially offset by an increase in short term investments of $3.0 million, a decrease in accounts payable and other current liabilities of $1.5 million, a decrease in long term liabilities of $0.5 million, a decrease in income taxes payable of $0.5 million, a decrease in due to affiliates of $0.5 million, the net loss generated during the prior 12 months of $0.3 million and an increase in prepaid expenses and other current assets of $0.2 million.

Cash Flows

Net cash provided by operating activities was $1.3 million for the six months ended September 30, 2016, resulting from a decrease in accounts receivable, a decrease in royalty receivable, an increase in deferred revenue, a decrease in prepaid purchases and the net income generated during the period partially offset by an increase in inventory, a decrease in accounts payable and other current liabilities, a decrease in due to affiliates and an increase in prepaid expenses and other current assets .

Net cash provided by investing activities was $7.6 million for the six months ended September 30, 2016, due to a reduction in short term certificates of deposit and a decrease in Restricted Cash.

Net cash used by financing activities was nil for the six months ended September 30, 2016.

Sources and Uses of Funds

For the three and six months ended September 30, 2016, none of the Company’s net sales were made by directly importing products to the Company’s customers, and for the three and six months ended September 30, 2015, products representing approximately 41% and 61%, respectively, of net sales were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, the Company did not have any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board during the three months ended September 30, 2016 or during the interim period between September 30, 2016 and November 9, 2016 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

Accounting Standards Update 2016-17 Consolidation (Topic 810) Interests Held through Related Parties That Are under Common Control (Issued October 2016)

This Update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

Accounting Standards Update 2016-16 Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory (Issued October 2016)

This Update amends current GAAP, which prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party, to require entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those annual reporting periods. The Company does not expect these amendments to have a material effect on its financial statements.

Accounting Standards Update 2016-15 Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (Issued August 2016)

The amendments in this Update provide guidance on the following eight specific cash flow issues: (1) Debt prepayment or debt extinguishment costs, (2) Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) Contingent consideration payments made after a business combination, (4) Proceeds from the settlement of insurance claims, (5) Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) Distributions received from equity method investees, (7) Beneficial interests in securitization transactions, and (8) Separately identifiable cash flows and application of the predominance principle. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

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

The Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2016, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

The Company’s operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016, as updated by Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of the Company’s common stock. There have been no material changes to our risk factors since the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Duncan Hon
Date: November 9, 2016	Duncan Hon
Chief Executive Officer (Principal Executive Officer)

/s/ Andrew L. Davis
Date: November 9, 2016	Andrew L. Davis
Chief Financial Officer (Principal Financial and Accounting Officer)