Form 10-Q
period 2016-12-31
EMERSON RADIO CORP
filed 2017-02-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate the number of shares outstanding of common stock as of February 14, 2017: 27,065,852.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net Revenues:
Net product sales	$3,764	$7,989	$14,079	$34,056
Licensing revenue	1,170	1,164	3,518	3,552
Net revenues	4,934	9,153	17,597	37,608
Costs and expenses:
Cost of sales	3,361	7,489	12,921	32,040
Other operating costs and expenses	23	60	200	301
Selling, general and administrative expenses	1,198	1,654	3,881	6,055
	4,582	9,203	17,002	38,396
Operating income (loss)	352	(50)	595	(788)
Other income:
Interest income, net	54	43	162	121
Income (loss) before income taxes	406	(7)	757	(667)
(Benefit) provision for income taxes	(42)	59	198	(12)
Net income (loss)	$448	$(66)	$559	$(655)
Net income (loss) per share:
Basic	$0.02	$(0.00)	$0.02	$(0.02)
Diluted	$0.02	$(0.00)	$0.02	$(0.02)
Weighted average shares outstanding:
Basic	27,129	27,130	27,130	27,130
Diluted	27,129	27,130	27,130	27,130

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	December 31, 2016	March 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$41,574	$30,096
Restricted cash	-	500
Short term investments	10,269	20,155
Trade accounts receivable, net	775	2,800
Royalty receivable	150	1,292
Inventory	2,666	2,056
Prepaid purchases	175	871
Prepaid expenses and other current assets	2,234	556
Total Current Assets	57,843	58,326
Property, plant, and equipment, net	21	29
Deferred tax assets	1,014	1,401
Other assets	131	132
Total Non-current Assets	1,166	1,562
Total Assets	$59,009	$59,888
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	1,073	1,691
Due to affiliates	-	512
Income tax payable	165	455
Total Current Liabilities	1,238	2,658
Long term liabilities	-	-
Total Non-current Liabilities	-	-
Total Liabilities	$1,238	$2,658
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding at December 31, 2016 and March 31, 2016 respectively; liquidation preference of $3,677,000 at December 31, 2016 and March 31, 2016, respectively	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at December 31, 2016 and March 31, 2016, respectively; 27,111,232 and 27,129,832 shares outstanding at December 31, 2016 and March 31, 2016, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(1,618)	(2,177)
Treasury stock, at cost (25,854,565 and 25,835,965 shares at December 31, 2016 and March 31, 2016, respectively)	(24,242)	(24,224)
Total Shareholders’ Equity	57,771	57,230
Total Liabilities and Shareholders’ Equity	$59,009	$59,888

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$559	$(655)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	13	41
Changes in assets and liabilities:
Trade accounts receivable	2,198	1,976
Royalty receivable	1,142	2,232
Due to affiliates	(512)	-
Inventory	(610)	(155)
Prepaid purchases	696	1,807
Prepaid expenses and other current assets	(1,678)	119
Deferred tax assets and liabilities	387	393
Other assets	1	(25)
Accounts payable and other current liabilities	(618)	(487)
Long term liabilities	-	12
Asset allowances, reserves and other	(173)	(744)
Income taxes payable	(290)	(273)
Net cash provided by operating activities	1,115	4,241
Cash Flows from Investing Activities:
Short term investment	9,886	(20,114)
Restricted cash	500	-
Additions to property, plant and equipment	(5)	-
Net cash provided (used) by investing activities	10,381	(20,114)
Cash Flows from Financing Activities:
Purchases of treasury stock	(18)	-
Net cash (used) by financing activities	(18)	-
Net increase (decrease) in cash and cash equivalents	11,478	(15,873)
Cash and cash equivalents at beginning of period	30,096	43,485
Cash and cash equivalents at end of period	$41,574	$27,612
Cash paid during the period for:
Interest	$2	$-
Income taxes	$1,524	$4

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BACKGROUND AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Emerson Radio Corp. and its subsidiaries (“Emerson” or the “Company”). The Company designs, sources, imports and markets certain houseware and consumer electronic products, and licenses the Company’s trademarks for a variety of products.

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of December 31, 2016 and the results of operations for the three and nine month periods ended December 31, 2016 and December 31, 2015. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2016 (“fiscal 2016”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2016.

The results of operations for the three and nine month periods ended December 31, 2016 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ended March 31, 2017 (“fiscal 2017”).

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

NOTE 2 — NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$448	$(66)	$559	$(655)
Denominator:
Denominator for basic and diluted earnings per share — weighted average shares	27,129	27,130	27,130	27,130
Basic and diluted income (loss) per share	$0.02	$(0.00)	$0.02	$(0.02)

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at December 31, 2016 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At December 31, 2016, the Company had no options, warrants or other potentially dilutive securities outstanding.

In December 2016, the Company publicly announced the approval  by the Board of Directors of the repurchase of up to $5 million of its common stock, that the repurchases may be effected from time to time at prevailing market prices, through open market or in privately negotiated transactions, which may include, in whole or in part, the establishment of a purchase program pursuant to the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, through block purchases or through accelerated or forward or similar stock purchases, and that the Company intends to run the repurchase program through the end of fiscal 2017, unless the period is extended or shortened by the Board of Directors. Under the program, repurchases will be funded from available working capital and any repurchased shares will be held in the treasury as authorized and issued shares available for general corporate purposes. As of December 31, 2016, the Company had repurchased 18,600 shares under this program.

NOTE 4 — INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of December 31, 2016 and March 31, 2016, inventories consisted of the following (in thousands):

	December 31, 2016	March 31, 2016
Finished goods	$2,666	$2,056

NOTE 5 — INCOME TAXES

At December 31, 2016, the Company had no U.S. federal net operating loss carry forwards and approximately $1.0 million of U.S. state net operating loss carry forwards included in net deferred tax assets that are available to offset future taxable income and can be carried forward for 20 years. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized through tax planning strategies available in future periods and through future profitable operating results. The amount of the deferred tax asset considered realizable could be reduced or eliminated if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carry forward period are reduced. If management determines that the Company would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

The Company’s effective tax rate differs from the federal statutory rate primarily due to income and losses incurred in foreign jurisdictions and taxed at locally applicable tax rates, subpart F income included in the Company’s tax expense, expenses that are not deductible for federal income tax purposes, and state income taxes.

During the three months ended December 31, 2016, the Company made tax payments of approximately $1.2 million to the Internal Revenue Service (“IRS”) and approximately $0.3 million to state taxing authorities in accordance with the terms of a previously disclosed settlement agreement between the IRS and the Company pertaining to the IRS’ audit of the Company’s fiscal 2010-fiscal 2013 periods, the impacts of which the Company recorded to its fiscal year 2013-2016 financial statements.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of December 31, 2016, the Company’s open tax years for examination for U.S. federal tax are fiscal 2014-fiscal 2016 and for U.S. states tax are fiscal 2012-fiscal 2016.

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

Ancillary Expenses Pertaining to Rented Office Space in Hong Kong

During the three and nine months ended December 31, 2016, the Company was billed approximately $4,000 and $10,000, respectively, for utility and service charges from The Grande Properties Management Limited (“GPML”) and Lafe Strategic Services Limited (“LSSL”), both related parties to the Company’s Chairman of the Board, in connection with the Company’s rented office space in Hong Kong. The Company owed nil to both GPML and LSSL related to these charges at December 31, 2016.

NOTE 7 — SHORT TERM INVESTMENTS

At December 31, 2016 and March 31, 2016, the Company held short term investments totaling $10.3 million and $20.2 million, respectively. These investments were comprised of bank certificates of deposit which will mature in March 2017.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through the Company’s use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the Company’s ability to generate sufficient revenue to achieve and maintain profitability;
•	the Company’s ability to obtain new customers and retain key existing customers, including the Company’s ability to maintain purchase volumes of the Company’s products by its key customers;
•	the Company’s ability to obtain new licensees and distribution relationships and maintain relationships with its existing licensees and distributors;
•	the Company’s ability to resist price increases from its suppliers or pass through such increases to its customers;
•

conflicts of interest that exist based on the Company’s relationship with Grande and Mr. Hon’s positions as Chief Executive Officer and director of Emerson and Chief Executive Officer and executive director of Grande;

•	the decline in, and any further deterioration of, consumer spending for retail products, such as the Company’s products;
•	the Company’s ability to maintain effective internal controls or compliance by its personnel with such internal controls;
•	the Company’s ability to successfully manage its operating cash flows to fund its operations;
•	the Company’s ability to anticipate market trends, enhance existing products or achieve market acceptance of new products;
•	the Company’s dependence on a limited number of suppliers for its components and raw materials;
•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;
•	changes in consumer spending and economic conditions;
•	the ability of third party sales representatives to adequately promote, market and sell the Company’s products;
•	the Company’s ability to maintain, protect and enhance its intellectual property;
•	the effects of competition;
•	the Company’s ability to distribute its products in a timely fashion, including as a result of labor disputes;
•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;
•	changes in accounting policies, rules and practices;
•	the level of the Company’s stock repurchase activity;

•	limited access to financing or increased cost of financing;
•	the effects of currency fluctuations between the U.S. dollar and Chinese renminbi relative to the dollar and increases in costs of production in China; and
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

Results of Operations

The following table summarizes certain financial information for the three and nine month periods ended December 31, 2016 (fiscal 2017) and December 31, 2015 (fiscal 2016) (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net product sales	$3,764	$7,989	$14,079	$34,056
Licensing revenue	1,170	1,164	3,518	3,552
Net revenues	4,934	9,153	17,597	37,608
Cost of sales	3,361	7,489	12,921	32,040
Other operating costs and expenses	23	60	200	301
Selling, general and administrative expenses	1,198	1,654	3,881	6,055
Operating income (loss)	352	(50)	595	(788)
Interest income, net	54	43	162	121
Income (loss) before income taxes	406	(7)	757	(667)
(Benefit) provision for income taxes	(42)	59	198	(12)
Net income (loss)	$448	$(66)	$559	$(655)

Net product sales — Net product sales for the third quarter of fiscal 2017 were $3.8 million as compared to $8.0 million for the third quarter of fiscal 2016, a decrease of $4.2 million, or 52.9%. The Company’s sales during the third quarters of fiscal 2017 and fiscal 2016 were highly concentrated among the Company’s two largest customers – Wal-Mart and Fred Meyer for the third quarter of fiscal 2017, and Wal-Mart and Target for the third quarter of fiscal 2016 – where gross product sales comprised approximately 79.0% and 85.2% of the Company’s total gross product sales for the third quarter of fiscal 2017 and fiscal 2016, respectively.

For the nine month period of fiscal 2017, net product sales were $14.1 million as compared to $34.1 million for the nine month period of fiscal 2016, a decrease of $20.0 million or 58.7%. The Company’s sales during the nine month periods of fiscal 2017 and fiscal 2016 were highly concentrated among the Company’s two largest customers – Wal-Mart and Fred Meyer for the nine month period of fiscal 2017, and Target and Wal-Mart for the nine month period of fiscal 2016 – where gross product sales comprised approximately 85.8% and 86.2% of the Company’s total gross product sales for the nine month periods of fiscal 2017 and fiscal 2016, respectively.

Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $40,000 and $18,000 for the third quarters of fiscal 2017 and fiscal 2016, respectively, and approximately $121,000 and $59,000 for the nine month periods of fiscal 2017 and fiscal 2016, respectively. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)

Houseware product net sales decreased $4.5 million, or 60.9%, to $2.8 million in the third quarter of fiscal 2017 as compared to $7.3 million in the third quarter of fiscal 2016, principally driven by a decrease in year-over-year sales of microwave ovens, compact refrigerators and wine products. The decrease for the third quarter of fiscal 2017 was driven by a $3.0 million year-over-year decrease in net sales at one of the Company’s former key customers, where the Company’s products were discontinued at retail beginning January 1, 2016. For the nine month period of fiscal 2017, houseware products net sales were $11.7 million, a decrease of $20.7 million, or 63.8%, from $32.4 million for the nine month period of fiscal 2016, principally driven by a decrease in year-over-year sales of compact refrigerators, microwave ovens and wine products. The decrease for the nine month period of fiscal 2017 was driven by a $19.8 million year-over-year decrease in net sales at one of the Company’s former key customers, where the Company’s products were discontinued at retail beginning January 1, 2016.

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

ii)

Audio product net sales were $0.9 million in the third quarter of fiscal 2017 as compared to $0.7 million in the third quarter of fiscal 2016, an increase of $0.2 million, or 29.6%, resulting from increased net sales of clock radios. For the nine month period of fiscal 2017, audio product net sales were $2.4 million, an increase of $0.7 million or 41.4%, from $1.7 million in the nine month period of fiscal 2016 resulting from increased net sales of clock radios.

Licensing revenue — Licensing revenue in the third quarters of fiscal 2017 and fiscal 2016 was $1.2 million. Licensing revenue for the nine month period of fiscal 2017 was $3.5 million and for the nine month period of fiscal 2016 was $3.6 million.

The Company’s largest license agreement in fiscal 2017 and fiscal 2016 has been with Funai Corporation, Inc. (“Funai”), which accounted for approximately 80% of the Company’s total licensing revenue for both the third quarter and nine month period of fiscal 2017 and approximately 80% and 79% of the Company’s total licensing revenue for the third quarter and nine month period of fiscal 2016. The license agreement’s term ended on December 31, 2016. The agreement provided that Funai would manufacture, market, sell and distribute specified products bearing the Emerson® trademark to customers in the U.S. and Canadian markets. Under the terms of the agreement, the Company received non-refundable minimum annual royalty payments of $3.75 million each calendar year and a license fee on sales of product subject to the agreement in excess of the minimum annual royalties. During the third quarters of both fiscal 2017 and fiscal 2016, licensing revenues of approximately $0.9 million were earned under this agreement. During both the nine month periods of fiscal 2017 and 2016, licensing revenues of approximately $2.8 million were earned under this agreement.

As previously disclosed, on December 16, 2015, the Company received written notice from Funai stating its intention to terminate the agreement, with termination to be effective on December 31, 2016. In accordance with the agreement, in June 2016 Funai paid to the Company the full balance outstanding of the contracted non-refundable minimum annual royalty through the December 31, 2016 termination date in the amount of $2.8 million. Of this amount, $0.9 million was recognized as revenue by the Company in each of the first three quarters of fiscal 2017. As a result of such termination, unless the Company is successful in securing a new licensee to replace the Funai licensing revenue, the Company expects fiscal 2017 licensing revenue will decline as compared to fiscal 2016 licensing revenue. As previously disclosed, since this licensing relationship contributed substantial product volume and market presence through Funai’s manufacture and distribution of products bearing the Emerson® brand name in the United States, the loss of this relationship and licensing agreement with Funai is expected to materially and adversely affect the Company’s revenue, earnings and business. The Company is analyzing the impacts of the Funai termination to its business and is identifying strategic courses of action for consideration, including seeking new licensing relationships. There can be no assurance that the Company will be able to secure a new licensee or distribution relationship to replace the licensing revenue, product volume and market presence of Emerson®-branded products in the United States, which had been provided through the license agreement with Funai.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $4.9 million in the third quarter of fiscal 2017 as compared to $9.2 million in the third quarter of fiscal 2016, a decrease of $4.3 million, or 46.1% and $17.6 million in the nine month period of fiscal 2017 as compared to $37.6 million for the nine month period of fiscal 2016, a decrease of $20.0 million, or 53.2%.

Cost of sales — In absolute terms, cost of sales decreased $4.1 million, or 55.1%, to $3.4 million in the third quarter of fiscal 2017 as compared to $7.5 million in the third quarter of fiscal 2016. Cost of sales, as a percentage of net product sales, was 89.3% in the third quarter of fiscal 2017 as compared to 93.7% in the third quarter of fiscal 2016. The decrease in absolute terms for the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016 was primarily related to the reduced net product sales and lower year-over-year gross cost of sales as a percentage of gross sales.

In absolute terms, cost of sales decreased $19.1 million, or 59.7% to $12.9 million in the nine month period of fiscal 2017 as compared to $32.0 million in the nine month period of fiscal 2016. Cost of sales, as a percentage of net product sales, was 91.8% in the nine month period of fiscal 2017 as compared to 94.1% in the nine month period of fiscal 2016. The decrease in absolute terms for the nine month period of fiscal 2017 as compared to the nine month period of fiscal 2016 was primarily related to the reduced net product sales and lower year-over-year gross cost of sales as a percentage of gross sales.

The Company purchases the products it sells from a limited number of factory suppliers. For the third quarter of fiscal 2017 and fiscal 2016, the Company purchased 98% and 87%, respectively, from its two largest suppliers. For the nine month period of fiscal 2017 and fiscal 2016, the Company purchased 92% and 94%, respectively, from its two largest suppliers.

Other operating costs and expenses — Other operating costs and expenses as a percentage of net product sales were 0.6% for the third quarter of fiscal 2017 as compared to 0.8% for the third quarter of fiscal 2016. In absolute terms, other operating costs and expenses decreased $37,000, or 61.7%, to $23,000 for the third quarter of fiscal 2017 as compared to $60,000 for the third quarter of fiscal 2016 as a result of lower warranty and returns processing costs. For the nine month period of fiscal 2017, other operating costs were 1.4% of net product sales as compared to 0.9% of net product sales for the nine month period of fiscal 2016. In absolute terms, other operating costs and expenses decreased $101,000, or 33.6%, to $200,000 for the nine month period of fiscal 2017 as compared to $301,000 for the nine month period of fiscal 2016, resulting from lower warranty and returns processing costs.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, in absolute terms, was $1.2 million in the third quarter of fiscal 2017 as compared to $1.7 million in the third quarter of fiscal 2016, a decrease of $0.5 million, or 27.6%. S,G&A, as a percentage of net revenues, was 24.3% in the third quarter of fiscal 2017 as compared to 18.1% in the third quarter of fiscal 2016.

The third quarter of fiscal 2016 S,G&A included approximately $0.1 million in legal fees pertaining to work performed for the Special Committee of the Company’s Board of Directors.

Excluding the aforementioned item, the third quarter of fiscal 2016 S,G&A was approximately $1.6 million. As compared to this amount, the third quarter of fiscal 2017 S,G&A of approximately $1.2 million was $0.4 million, or 25.0%, lower, due primarily to year-over-year reductions in personnel and corporate costs.

S,G&A, in absolute terms, was $3.9 million for the nine month period of fiscal 2017 as compared to $6.1 million for the nine month period of fiscal 2016, a decrease of $2.2 million, or 35.9%. S,G&A, as a percentage of net revenues, was 22.1% for the nine month period of fiscal 2017 as compared to 16.1% for the nine month period of fiscal 2016.

The nine month period of fiscal 2017 S,G&A included approximately $0.2 million in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors.

The nine month period of fiscal 2016 S,G&A included approximately $0.5 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS and approximately $0.2 million in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors.

Excluding the aforementioned items, the nine month period of fiscal 2017 S,G&A was approximately $3.7 million and the nine month period of fiscal 2016 S,G&A was approximately $5.4 million, a decrease of $1.7 million, or 31.5%, due primarily to year-over-year reductions in personnel and corporate costs.

Interest income, net — Interest income, net, was $54,000 in the third quarter of fiscal 2017 as compared to $43,000 in the third quarter of fiscal 2016, an increase of $11,000. The increase in interest income for the third quarter of fiscal 2017 was due to a higher level of investments in Certificates of Deposit as compared to the third quarter of fiscal 2016. Interest income, net was $162,000 in the nine month period of fiscal 2017 as compared to $121,000 during the nine month period of fiscal 2016, an increase of $41,000. The increase in interest income for the nine month period of fiscal 2017 was due to a higher level of investments in Certificates of Deposit as compared to the nine month period of fiscal 2016.

(Benefit) provision for income taxes — Upon the filing of its consolidated income tax returns for fiscal 2016 and fiscal 2015 in the third quarters of fiscal 2017 and fiscal 2016, respectively, the Company recorded an income tax benefit of $42,000 in the third quarter of fiscal 2017 as compared to income tax expense of $59,000 in the third quarter of fiscal 2016 to reflect the final tax impacts pertaining to these periods in the Company’s financial statements. For the nine month period of fiscal 2017 the Company recorded income tax expense of $198,000, as compared to an income tax benefit of $12,000 for the nine month period of fiscal 2016.

Net income (loss) — As a result of the foregoing factors, the Company realized net income of $0.4 million in the third quarter of fiscal 2017 as compared to a net loss of $0.1 million in the third quarter of fiscal 2016. For the nine month period of fiscal 2017, the Company realized net income of $0.6 million as compared to a net loss of $0.7 million for the nine month period of fiscal 2016.

Liquidity and Capital Resources

As of December 31, 2016, the Company had cash and cash equivalents of approximately $41.6 million, as compared to approximately $27.6 million at December 31, 2015. Working capital decreased to $56.6 million at December 31, 2016 as compared to $57.2 million at December 31, 2015. The increase in cash and cash equivalents of approximately $14.0 million was due to a decrease in short term investments of $9.9 million, a decrease in accounts receivable of $2.3 million, a decrease in inventory of $2.0 million, a decrease in royalty receivables of $1.1 million, a decrease in prepaid purchases of $1.0 million, a decrease in deferred tax assets of $0.6 million, a decrease in restricted cash of $0.5 million and the net income generated during the prior 12 months of $0.2 million partially offset by an increase in prepaid expenses and other current assets of $1.6 million, a decrease in accounts payable and other current liabilities of $0.6 million, a decrease in due to affiliates of $0.5 million, a decrease in long term liabilities of $0.5 million and a decrease in income taxes payable of $0.4 million.

Cash Flows

Net cash provided by operating activities was $1.1 million for the nine months ended December 31, 2016, resulting from a $2.2 million decrease in accounts receivable, a $1.1 million decrease in royalty receivable, a $0.7 million decrease in prepaid purchases, the $0.6 million of net income generated during the period and a $0.4 million decrease in deferred tax assets, partially offset by a $1.7 million increase in prepaid expenses and other current assets, a $0.6 million decrease in accounts payable and other current liabilities, a $0.6 million increase in inventory, a $0.5 million decrease in due to affiliates, a $0.3 million decrease in income taxes payable and a $0.2 million decrease in asset allowances, reserves and other.

Net cash provided by investing activities was $10.4 million for the nine months ended December 31, 2016, due to a reduction in short term certificates of deposit and a decrease in restricted cash.

Net cash used by financing activities was approximately $18,000 for the nine months ended December 31, 2016 due to repurchases of common stock pursuant to the Company’s stock repurchase plan.

Sources and Uses of Funds

For the three and nine months ended December 31, 2016, none of the Company’s net sales were made by directly importing products to the Company’s customers, and for the three and nine months ended December 31, 2015, products representing approximately 40% and 57%, respectively, of net sales were imported directly to the Company’s customers. The direct importation of product by the Company to its customers significantly benefits the Company’s liquidity because this inventory does not need to be financed by the Company.

The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

As described above and as previously disclosed, the Company’s products were discontinued at retail by one of the Company’s former key customers beginning January 1, 2016. In addition, as described above and as previously disclosed, Funai terminated its license agreement with the Company effective as of December 31, 2016. Both of these events have had and are expected to continue to have a material impact on the Company’s business, financial condition, results of operations and cash position. The Company is analyzing the impacts to its business of these events and is identifying strategic courses of action for consideration.

Off-Balance Sheet Arrangements

As of December 31, 2016, the Company did not have any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board during the three months ended December 31, 2016 or during the interim period between December 31, 2016 and February 14, 2017 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

Accounting Standards Update 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business (Issued January 2017)

Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs. Lastly, the amendments in this Update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not expect these amendments to have a material effect on its financial statements.

Accounting Standards Update 2016-18 Statement of Cash Flows (Topic 230) Restricted Cash (Issued November 2016)

The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

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

The Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2016, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table reports information regarding repurchases by the Company of its common stock during the three months ended December 31, 2016:

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 through October 31, 2016	—	—	—	$5,000,000
November 1 through November 30, 2016	—	—	—	$5,000,000
December 1 through December 31, 2016	18,600	$1.00	18,600	$4,981,400
Total	18,600	$1.00	18,600	$4,981,400

(1)

On December 19, 2016, the Company’s Board of Directors approved the repurchase of up to $5 million of the Company’s common stock under a new stock repurchase plan. The repurchases may be effected from time to time at prevailing market prices, through open market or in privately negotiated transactions, which may include, in whole or in part, the establishment of a purchase program pursuant to the safe harbor provided by Rule 10b5-1 under the Exchange Act, through block purchases or through accelerated or forward or similar stock purchases. The Company intends to run the repurchase program through the end of fiscal 2017, unless the period is extended or shortened by the Board of Directors.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Duncan Hon
Date: February 14, 2017	Duncan Hon
Chief Executive Officer (Principal Executive Officer)

/s/ Andrew L. Davis
Date: February 14, 2017	Andrew L. Davis
Chief Financial Officer (Principal Financial and Accounting Officer)