Form 10-K
period 2017-03-31
EMERSON RADIO CORP
filed 2017-06-26
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended March 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO.

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2016 (computed by reference to the last reported sale price of the Common Stock on the NYSE MKT on such date): $12,124,280.

Number of Common Shares outstanding at June 26, 2017: 27,047,376

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of the Form 10-K
Proxy Statement for 2017 Annual Meeting of Stockholders, or an amendment to this Annual Report on Form 10-K	Part III

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

Products

The Company’s current product and branded categories consist primarily of the following:

Houseware Products	Audio Products	Other

Microwave Ovens	Clock Radios	Televisions

Compact Refrigerators		Mobile and Landline Telephones and Accessories

Wine Products		Tablet Computers and Accessories

Toaster Ovens		Cameras and Video Cameras and Accessories

Miscellaneous Electronic and Novelty Products

Sales and Distribution

The Company markets its products exclusively in the United States, primarily through mass merchandisers.

In fiscal 2017, Walmart accounted for approximately 53% and Fred Meyer accounted for approximately 17% of the Company’s net revenues. In fiscal 2016, Target accounted for approximately 42% and Wal-Mart accounted for approximately 31% of the Company’s net revenues. No other customer accounted for more than 10% of net revenues in either period. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Wal-Mart and Fred Meyer accounted for 91% and nil as of March 31, 2017, respectively. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Target and Walmart accounted for nil and 88% as of March 31, 2016, respectively. Management believes that a loss, or a significant reduction, of sales to either of its top two customers would have a material adverse effect on the Company’s business and results of operations.

Approximately 25% and 55% of the Company’s net revenues in fiscal 2017 and 2016, respectively, were made through third-party sales representative organizations that receive sales commissions and work in conjunction with the Company’s own sales personnel. With the Company’s permission, third-party sales representative organizations may sell competitive products in addition to the Company’s products. In most instances, either party may terminate a sales representative relationship on 30 days prior notice by the Company and 90 days prior notice by the sales representative organization in accordance with customary industry practice. In fiscal 2017, the Company utilized 7 sales representative organizations, including one which represented approximately 23% of its net revenues. In fiscal 2016, the Company utilized 8 sales representative organizations, including one which represented approximately 41% of its net revenues, including revenues from one of the Company’s two major customers described above and one which represented approximately 13% of net revenues. No other sales representative organization accounted for more than 10% of net revenues in fiscal 2017 or fiscal 2016. The remainder of the Company’s sales is to customers that are serviced by its sales personnel. Although sales and operating results could be negatively impacted, management does not believe that the loss of one or more sales representative organizations would have a material adverse effect on its business and results of operations, as the Company believes that new sales representative organizations could be identified if needed, although that could be a time consuming process.

The Company’s Direct Import Program allows its customers to import and receive product directly from an export port in the country of manufacture outside the United States. Under the Direct Import Program, title for the Company’s product passes to the customer in the country of origin when the product is shipped by the Company’s subsidiary in China. The Company also sells product to customers from its United States warehoused inventory, which is referred to as the Domestic Program. Under the Domestic Program, title for product typically passes at the time of shipment. Under both programs, the Company recognizes revenues at the time title passes to the customer. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During fiscal 2017, none of the Company’s net product sales were sold under the Direct Import Program. During fiscal 2016, 47% of the Company’s net product sales were sold under the Direct Import Program.

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

Licensing Activities

The Company is party to one license agreement with a third party licensee that allow the licensee to manufacture and/or sell various products bearing the Company’s trademarks into defined geographic areas. Such activities have had a positive impact on operating results by generating income with minimal incremental costs and without any working capital requirements, and the Company intends to continue pursuing additional licensing opportunities. The Company protects its brand through careful license and product selection and control processes. Historically, the Company’s most significant licensee of the Emerson® brand name in the United States was Funai. As previously disclosed, the Company’s relationship with Funai terminated effective as of December 31, 2016. The Company is analyzing the impacts of the Funai termination to its business and is identifying strategic courses of action for consideration, including seeking new licensing relationships. There can be no assurance that the Company will be able to secure a new licensee or distribution relationship to replace the licensing revenue, product volume and market presence of Emerson-branded products in the United States, which had been provided through the license agreement with Funai.

See Item 1A — “Risk Factors — Business Related Risks — “The failure by the Company to obtain new licensees and distribution relationships and maintain relationships with its existing licensees and distributors could materially and adversely affect the Company’s revenues, earnings and business.”, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 “License Agreements”.

Design and Manufacturing

The Company’s products are manufactured by original equipment manufacturers in accordance with the Company’s specifications. During fiscal 2017 and 2016, 100% of the Company’s purchases consisted of finished goods from foreign manufacturers located in People’s Republic of China.

The Company’s design team is responsible for product development and works closely with suppliers and determines the cosmetic and other features for new products. Accordingly, the exterior designs and operating features of the products reflect the Company’s judgment, or that of its customers, of current styles and consumer preferences.

The following summarizes the Company’s purchases from its major suppliers that provided more than 10% of the Company’s total purchases in fiscal 2017 and 2016:

	Fiscal Year
Supplier	2017	2016
Midea	75%	53%
Itoma	16%	*
Hisense	*	41%

* Less than 10%

The Company considers its relationships with its suppliers to be satisfactory and believes that, barring any unusual material or part shortages or economic, fiscal or monetary conditions, the Company could develop alternative suppliers. No assurance can be given that ample supply of product would be available at current prices and on current credit terms if the Company were required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts (see Item 1A “Risk Factors — Business Related Risks — The Company depends on a limited number of suppliers for its products. If our relationships with such suppliers terminate or are otherwise impaired, we would likely experience increased costs, disruptions in the manufacture and shipment of our products and a material loss of net sales.” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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

Employees

As of June 8, 2017, the Company had approximately 32 employees, comprised of 17 in the United States and 15 in China. None of the Company’s employees are represented by unions, and the Company believes its labor relations are good.

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

Certain customers have historically made up a significant percentage of the Company’s product sales and net revenues. For the fiscal year ended March 31, 2017, Walmart and Fred Meyer accounted for approximately 53% and 17%, respectively, of the Company’s net revenues. For the fiscal year ended March 31, 2016 Target and Wal-Mart accounted for approximately 42% and 31% of the Company’s net revenues, respectively. No other customer accounted for more than 10% of the Company’s net revenues during these periods. All customer purchases are made through purchase orders and the Company does not have any long-term contracts with its customers. Accordingly, sales from customers that have accounted for a significant portion of the Company’s net product sales and net revenues in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. For example, commencing in the Spring of 2016, one of the Company’s key customers discontinued retailing in its stores the Emerson-branded microwave oven and compact refrigeration products historically sold to this customer by the Company. Some of the Company’s key customers may also experience economic difficulties or otherwise default on their obligations to the Company. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of the Company’s key customers would cause a material and adverse change in the Company’s revenues and operating results.

The Company is dependent on a limited number of products for its sales.

We derive a substantial portion of our product revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our product revenues in the near term. For the twelve months ended March 31, 2017, the Company’s gross product sales were comprised of four product types within two categories — housewares products and audio products, and two of these product types, namely microwave ovens and compact refrigerators — both within the housewares category — generated approximately 82% of the Company’s gross product sales, with microwave ovens generating approximately 71% of the total and compact refrigerators generating approximately 11% of the total. For the twelve months ended March 31, 2016, the

Company’s gross product sales were comprised of the same four product types within the same two categories — housewares products and audio products, and two of these product types, namely microwave ovens and compact refrigerators — both within the housewares category — generated approximately 93% of the Company’s gross product sales, with microwave ovens generating approximately 56% of the total and compact refrigerators generating approximately 37% of the total. Because the market for these product types and categories is characterized by periodic new product introductions, the Company’s future financial performance will depend, in part, on the successful and timely development and customer acceptance of new and enhanced versions of these product types and other products distributed by the Company. There can be no assurance that the Company will continue to be successful in marketing these products types within these categories or any other new or enhanced products. For example, certain of the Company’s key customers perform periodic line reviews to assess their product offerings, which have in the past and may in the future lead to loss of business and pricing pressures. As a result of this dependence, a significant decline in pricing of, or market acceptance of these product types and categories, either in general or specifically as marketed by the Company, would have a material adverse effect on the Company’s business, financial condition and results of operation.

The loss or reduction of business of one or a combination of our microwave oven and compact refrigerator products could materially adversely affect our revenues, financial condition and results of operations.

If the Company’s third party sales representatives fail to adequately promote, market and sell the Company’s products, the Company’s revenues could significantly decrease.

A significant portion of the Company’s product sales are made through third party sales representative organizations, whose members are not employees of the Company. The Company’s level of sales depends on the effectiveness of these organizations, as well as the effectiveness of its own employees. Some of these third party representatives may sell (and do sell), with the Company’s permission, competitive products of third parties as well as the Company’s products. During the Company’s fiscal years ended March 31, 2017 and March 31, 2016, these organizations were responsible for approximately 25% and 55%, respectively, of its net revenues during such periods. In addition, one of these representative organizations was responsible for a significant portion of these revenues. If any of the Company’s third party sales representative organizations engaged by the Company, especially the Company’s largest, fails to adequately promote, market and sell its products, the Company’s revenues could be significantly decreased until a replacement organization or distributor could be retained by the Company. For example, despite the efforts of the Company’s third party sales representative organization, one of the Company’s key customers, commencing with the Spring of 2016, discontinued retailing in its stores the Emerson-branded microwave oven and compact refrigeration products historically sold to this customer by the Company. The loss or reduction of product sales made through third party sales representative organizations could have a material adverse effect on the Company’s business and results of operations. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.

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

The failure to obtain new licensees and distribution relationships and maintain relationships with its existing licensees and distributors could materially and adversely affect the Company’s revenues, earnings and business.

The Company maintains agreements that allow licensees to use the Company’s trademarks for the manufacture and sale of specific consumer electronics and other products into defined geographic areas. Although the Company has entered into agreements with certain of its licensees most have terms of three years or less. The Company cannot assure that its agreements with its licensees will be renewed in the future or that the Company’s relationships with its licensees or distributors will be maintained on satisfactory terms or at all. For example, as previously disclosed, the Company’s relationship with Funai, historically the Company’s most significant licensee, terminated in December 2016. For the fiscal year ended March 31, 2017, Funai accounted for approximately 78% of the Company’s total licensing revenue.  Funai also contributed substantial product volume and market presence through its manufacture and distribution of products utilizing the Emerson® brand name in the United States. If the Company is unable to maintain its relationships with its licensees and distributors on terms satisfactory to the Company, or if it fails to obtain new licensees or distribution relationships or the Company’s licensees fail to protect the integrity and reputation of the Company’s trademarks, the value of the Emerson brand and the Company’s licensing revenues and earnings could be materially and adversely affected.

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

The Company does not have any long-term or exclusive purchase commitments with any of its suppliers. Midea was the Company’s largest supplier and accounted for 75% of the Company’s purchases of products during fiscal 2017. The Company’s failure to maintain existing relationships with its suppliers or to establish new relationships on similar pricing and credit terms in the future could negatively affect the Company’s ability to obtain products in a timely manner. If the Company is unable to obtain an ample supply of product from its existing suppliers or secure alternative sources of supply, it may be unable to satisfy its customers’ orders, which could materially and adversely affect the Company’s revenues and relationships with its customers. Finding replacement suppliers could be a time consuming process during which the Company’s revenues and liquidity could be negatively impacted.

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

All the Company’s suppliers are based in China and as a result the Company is subject to risks associated with international operations and global manufacturing and sourcing including, among others:

•	currency fluctuations;
•	labor disputes and union actions that can disrupt our ability to ship products to customers;
•	potential political, economic and social instability;
•	inclement weather and natural disasters;
•	possible acts of terrorism;
•	restrictions on transfers of funds;
•	changes in import and export duties and quotas;

•	changes in domestic and international customs and tariffs;
•	uncertainties involving the costs to transport products;
•	disruptions in the global transportation network;
•	unexpected changes in regulatory environments;
•	regulatory issues involved in dealing with foreign suppliers and in exporting and importing products;
•	protection of intellectual property;
•	difficulty in complying with a variety of foreign laws;
•	difficulty in obtaining distribution and support; and
•	potentially adverse tax consequences.

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

The Company does not maintain any credit facilities (other than certain letters of credit) in connection with the operation of its business. The Company has relied on, and continues to rely on, its cash on hand and cash generated by operations to manage its business. Certain of the Company’s major factory suppliers, including Midea, extend credit lines to the Company in amounts based on various factors, including the amounts of the Company’s purchases and their internal credit criteria, and in the past have reduced the maximum amount of open credit lines available to the Company. The loss of, or reduction in, credit lines from the Company’s principal suppliers could reduce the Company’s liquidity, increase its working capital needs or limit its ability to purchase products which could adversely affect its financial condition or results of operations. If the Company is unable to generate sufficient cash from operations, the Company may need to secure alternative means of financing or reorganize its operations to continue to maintain the current business.

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

Stock Ownership Risks

There is a limited trading market for the Company’s common stock and the market price of the Company’s common stock is subject to volatility.

The Company’s common stock, which trades on the NYSE MKT, has experienced, and may experience in the future, significant price and volume fluctuations, which could adversely affect the market price of the Company’s common stock. The market price of the Company’s common stock could fluctuate significantly in response to various factors and events, including:

•	actual or anticipated variations in operating results and cash flows;
•	loss of a key customer, licensee or supplier;
•	announcements or events that affect the Company’s products, customers, competitors or markets;
•	general business conditions in the markets and industry in which the Company competes;
•	the Company’s stock repurchase program;

•	concentration of holdings of the Company’s common stock; and
•	other events or factors, including those listed under this section entitled “Risk Factors.”

In addition, the securities markets have experienced significant price and volume fluctuations over the past several years that have often been unrelated to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of the Company’s common stock.

The Company is a “controlled company” within the meaning of the NYSE MKT rules and, as a result, qualifies for, and relies on, exemptions from certain corporate governance requirements. As a result, the Company’s shareholders do not have the same protections afforded to shareholders of companies that are subject to such requirements.

Grande, through one of its indirect subsidiaries, is the beneficial owner of approximately 56.3% of the Company’s outstanding common stock as of June 15, 2017. As a result, the Company is a “controlled company” within the meaning of the NYSE MKT Company Guide. Under the NYSE MKT rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE MKT corporate governance requirements, including the requirements that:

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

Grande, through one of its indirect subsidiaries, is the beneficial owner of approximately 56.3% of the Company’s outstanding common stock as of June 15, 2017. As a result, Grande will be able to exert significant influence over the Company’s business and have the ability to control the approval process for actions by the Company that require stockholder approval, including: the election of the Company’s directors and the approval of mergers, sales of assets or other significant corporate transactions or matters submitted for stockholder approval. Grande may have interests that differ from your interests and may cause the shares in the Company beneficially owned by Grande to be voted in a way with which you disagree and that may be adverse to your interests. In addition, several provisions of the Company’s organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of its common stock. Under the terms of the Company’s certificate of incorporation, its board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for the Company’s common stock, including transactions that may be in your best interests.

Certain of the Company’s directors and officers may have actual or potential conflicts of interest because of their relationships with Grande, and accordingly have loyalties and fiduciary obligations to both Grande and the Company.

Mr. Christopher Ho, the Company’s Chairman of the Board, and Mr. Duncan Hon, the Chief Executive Officer and a director of the Company, and Mr. Michael Binney, the Chief Financial Officer and a director of the Company, have material relationships with Grande that may have actual or potential conflicts of interest with their duties to the Company. Messrs. Hon and Binney also serve as the Chief Executive Officer and Group Chief Financial Officer, respectively, and as executive directors of Grande. As described in Note 3 to the Company’s financial statements and in the Company’s previous filings with the SEC, there have historically been certain related party transactions between the Company and certain subsidiaries and affiliates of Grande. Although the Company has established procedures designed to ensure that material related party transactions are fair to the Company, transactions between the Company and Grande, even if entered into on an arm’s-length basis, create the potential for, or could result in, conflicts of interests.

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

Item 2.	PROPERTIES

The following table sets forth the material properties leased by the Company:

Facility Purpose	Approximate Square Footage	Location	Lease Expires
Corporate headquarters	5,541	Hackensack, NJ	July 2018
Hong Kong office	6,162	Hong Kong, China	July 2019
Macao office	960	Macao, China	May 2020

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

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter	$0.87	$0.55	$1.46	$1.12
Second Quarter	1.10	0.58	1.31	1.05
Third Quarter	1.05	0.69	1.28	0.82
Fourth Quarter	1.40	1.00	1.10	0.83

There is no established trading market for the Company’s Series A convertible preferred stock, whose conversion feature expired as of March 31, 2002.

(b) Holders

At June 8, 2017, there were 197 stockholders of the Company’s common stock whose shares were registered with the Company’s transfer agent. The Company believes that the number of beneficial owners is substantially greater than the number of registered shareholders, because a large portion of the Company’s common stock is held of record in broker “street names”.

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

(d) Issuer Purchases of Equity Securities

The following table reports information regarding repurchases by the Company of its common stock during the twelve months ended March 31, 2017:

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 1 through December 31, 2016	18,600	$1.00	18,600	$4,981,361
January 1 through January 31, 2017	43,609	$1.06	43,609	$4,935,331
February 1 through February 28, 2017	1,771	$1.10	1,771	$4,933,383
March 1 through March 31, 2017	0	0	0	$4,933,383
Total	63,980	$1.04	63,980	$4,933,383

(1)

In December 2016, the Company’s Board of Directors approved the repurchase of up to $5 million of the Company’s common stock under a new stock repurchase plan. The repurchases may be effected from time to time at prevailing market prices, through open market or in privately negotiated transactions, which may include, in whole or in part, the establishment of a purchase program pursuant to the safe harbor provided by Rule 10b5-1 under the Exchange Act, through block purchases or through accelerated or forward or similar stock purchases. Repurchased shares are held in treasury. In March 2017 the Board of Directors extended the repurchase program through September 2017, and in May 2017 further extended the repurchase program to December 31, 2017, unless completed sooner or otherwise extended.

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

In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Results of Operations:

The following table summarizes certain financial information for the fiscal years ended March 31 (in thousands):

	2017	2016
Net product sales	$17,635	$41,035
Licensing revenue	3,616	4,716
Net revenues	21,251	45,751
Cost of sales	16,277	38,819
Other operating costs and expenses	199	367
Selling, general and administrative	5,101	7,970
Operating (loss)	(326)	(1,405)
Interest income, net	261	178
(Loss) before income taxes	(65)	(1,227)
Provision (benefit) for income tax expense	172	(259)
Net (loss)	$(237)	$(968)

Results of Operations — Fiscal 2017 compared with Fiscal 2016

Net product sales — Net product sales for fiscal 2017 were $17.6 million as compared to $41.0 million for fiscal 2016, a decrease of $23.4 million, or 57.0% as detailed below. The Company’s sales during fiscal 2017 and fiscal 2016 were highly concentrated among the Company’s two largest customers - Wal-Mart and Fred Meyer in fiscal 2017, and Target and Wal-Mart in fiscal 2016 - where gross product sales comprised approximately 85.8% and 82.9% of the Company’s total gross product sales in fiscal 2017 and fiscal 2016, respectively. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by $0.3 million and $0.1 million for fiscal 2017 and fiscal 2016, respectively. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)

Houseware product net sales decreased $24.4 million, or 62.9%, to $14.4 million in fiscal 2017 as compared to $38.8 million in fiscal 2016, principally driven by a decrease in sales of compact refrigerators, microwave ovens and wine products. The year-over-year decreases were driven mainly by product discontinuations by one of the Company’s former key customers, lower year-over-year retail sell through on existing models and competitive pricing activity.

ii)	Audio product net sales were $3.2 million in fiscal 2017 compared to $2.2 million in fiscal 2016, an increase of $1.0 million, or 45.4%, resulting from increased net sales of clock radios.

Business operations —Emerson will continue to expand the existing distribution channels and to develop and promote new products to regain shelf spaces in these retailers in the USA. Emerson is also investing in products and marketing activities to expand its sales through internet and ecommerce channels. These efforts would require investments in appropriate human resources, media marketing and development of products in various categories in addition to the traditional home appliances and audio products that Emerson has focused.

Emerson has taken active steps to further streamline its operations to reduce and control its operating costs. The operating costs for fiscal 2017 were reduced to $5.1 million as compared to $7.9 million for fiscal 2016.

Licensing revenue — Licensing revenue in fiscal 2017 was $3.6 million as compared to $4.7 million for fiscal 2016, a decrease of $1.1 million, or 23.3%, driven by lower year-over-year sales by the Company’s licensees of Emerson ® branded product.

The Company’s largest license agreement was with Funai which accounted for approximately 78% and 79% of the Company’s total fiscal 2017 and fiscal 2016 licensing revenue, respectively. During fiscal 2017 and 2016 licensing revenues of $2.8 million and $3.75 million, respectively, were earned under this agreement.

As previously disclosed, on December 16, 2015, the Company received written notice from Funai stating its intention to terminate the agreement, with termination to be effective on December 31, 2016. In accordance with the agreement, in June 2016 Funai paid to the Company the full balance of the contracted non-refundable minimum annual royalty through the December 31, 2016 termination date in the amount of $2.8 million. This licensing relationship contributed substantial product volume and market presence through Funai’s manufacture and distribution of products bearing the Emerson® brand name in the United States and its loss is expected to materially and adversely affect the Company’s revenue, earnings and business. The Company is analyzing the impacts of the Funai termination to its business and is identifying strategic courses of action for consideration, including seeking new licensing relationships. There can be no assurance that the Company will be able to secure a new licensee or distribution relationship to replace the licensing revenue, product volume and market presence of Emerson-branded products in the United States, which had been provided through the license agreement with Funai.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $21.3 million for fiscal 2017 as compared to $45.8 million for fiscal 2016, a decrease of $24.5 million, or 53.6%.

Cost of sales — Cost of sales includes those components as described in Note 1 “Cost of Sales” of the Notes to the Consolidated Financial Statements. In absolute terms, cost of sales decreased $22.5 million, or 58.1%, to $16.3 million in fiscal 2017 as compared to $38.8 million in fiscal 2016. Cost of sales as a percentage of net product sales was 92.3% in fiscal 2017 as compared to 94.6% in fiscal 2016. The decrease in absolute terms for fiscal 2017 as compared to fiscal 2016 was primarily related to the reduced net product sales and lower year-over-year gross cost of sales as a percentage of gross sales.

Other operating costs and expenses — Other operating costs and expenses include those components as described in Note 1 “Other Operating Costs and Expenses” of the Notes to the Consolidated Financial Statements. Other operating costs and expenses as a percentage of net product sales was 1.1% in fiscal 2017 and 0.9% in fiscal 2016. In absolute terms, other operating costs and expenses was $0.2 million in fiscal 2017 as compared to $0.4 million in fiscal 2016.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 24.0% in fiscal 2017 as compared to 17.4% in fiscal 2016. Fiscal 2017 S,G&A, in absolute terms, was $5.1 million and fiscal 2016 S,G&A, in absolute terms, was $7.9 million, a decrease of $2.8 million, or 36.0%.

Analysis of S,G&A

Fiscal 2017 S,G&A included approximately $0.2 million in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors and approximately $16,000 in tax advisory fees related to the audit of the Company’s tax returns by the IRS, as mentioned elsewhere within this Annual Report on Form 10-K.

Fiscal 2016 S,G&A included approximately $0.3 million in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors and approximately $0.5 million in tax advisory fees related to the audit of the Company’s tax returns by the IRS, as mentioned elsewhere within this Annual Report on Form 10-K.

Excluding the aforementioned items, the fiscal 2017 S,G&A was $4.9 million and the fiscal 2016 S,G&A was $7.2 million, a decrease of $2.3 million, or 31.6%, primarily due to lower year-over-year corporate and personnel costs.

Interest income, net — Interest income, net, was $261,000 in fiscal 2017 as compared to $178,000 in fiscal 2016, resulting from an increase of its investments in Certificates of Deposit during fiscal 2017.

Provision (benefit) for income tax expense — In fiscal 2017, the Company recorded income tax expense of $0.2 million, of which approximately $0.3 million was recorded in the fourth quarter of fiscal 2017 resulting from a valuation allowance recorded against its deferred tax asset, as compared to an income tax benefit of $0.3 million in fiscal 2016. See Note 5 “Income Taxes”.

Net (loss) — As a result of the foregoing factors, the Company recorded a net loss of $0.2 million for fiscal 2017 as compared to a net loss of $1.0 million for fiscal 2016.

Liquidity and Capital Resources

General

As of March 31, 2017, the Company had cash and cash equivalents of approximately $27.5 million as compared to approximately $30.1 million at March 31, 2016. Working capital increased to $56.0 million at March 31, 2017 as compared to $55.7 million at March 31, 2016. The decrease in cash and cash equivalents of approximately $2.6 million was due to the below factors.

Net cash provided by operating activities was approximately $1.9 million for fiscal 2017 resulting from a $2.1 million decrease in accounts receivable, a $1.2 million decrease in royalty receivable, a $1.2 million decrease in inventories, a $0.6 million decrease in deferred tax assets and a $0.1 million decrease in prepaid purchases partially offset by a $0.9 million increase in prepaid expenses and other current assets,  a $0.9 million decrease in accounts payable and other current liabilities, a $0.5 million increase in asset allowances, a $0.5 million decrease in due to affiliates, a $0.3 million decrease in income taxes payable and a $0.2 million loss generated during the period.

Net cash used by investing activities was $4.4 million due to $4.9 million of investments made in short term certificates of deposit, partially offset by a reduction in restricted cash of $0.5 million.

Net cash used by financing activities was approximately $66,000 resulting from treasury stock purchases made during fiscal 2017 under the Company’s $5.0 million stock repurchase program authorized by the Company’s Board of Directors in December 2016. The program has been extended until December 31, 2017.

Credit Arrangements

Letters of Credit — The Company has utilized Hang Seng Bank in the past to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis, although no letter of credit agreement is in place between the Company and Hang Seng Bank or any financial institution. The last letter of credit placed with Hang Seng Bank on this basis was in May 2014. At March 31, 2017, the Company had no outstanding letters of credit. In the event that the Company does have outstanding letters of credit with Hang Seng Bank, a like amount of cash is posted by the Company as collateral against such outstanding letters of credit, and is classified as Restricted Cash on the balance sheet.

Short-term Liquidity

The Company’s principal existing sources of cash are generated from operations. The Company believes that its cash on hand and existing sources of cash will be sufficient to support its existing operations over the next 12 months.

Historically, a significant percentage of the Company’s product sales were made under the Direct Import Program. The direct importation of product by the Company to its customers can significantly benefit the Company’s liquidity because this inventory does not need to be financed by the Company. In fiscal 2017, however, there were no product sales imported directly to the Company’s customers due to changes in the Company’s key customers.

As of March 31, 2017, there were no capital expenditure or other commitments other than the normal purchase orders used to secure product.

As described above, the Company’s license agreement with Funai was terminated by Funai effective on December 31, 2016. This event has had a material impact on the Company’s business, financial condition, results of operations and cash position. The Company is analyzing the impacts to its business of these events and is identifying strategic courses of action for consideration.

Off-Balance Sheet Arrangements

As of March 31, 2017, the Company did not have any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

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

Recently-Issued Financial Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board during the twelve months ended March 31, 2017 or during the interim period between March 31, 2017 and June 26, 2017 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

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

Accounting Standards Update 2016-10 Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing (Issued April 2016)

The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: 1. Identify the contract(s) with a customer. 2. Identify the performance obligations in the contract. 3. Determine the transaction price. 4. Allocate the transaction price to the performance obligations in the contract. 5. Recognize revenue when (or as) the entity satisfies a performance obligation. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company does not expect these amendments to have a material effect on its financial statements, as it is primarily a seller of tangible personal property whose contracts with customers and the related transaction prices and performance obligations will be minimally affected by the amendments.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Emerson Radio Corp and Subsidiaries

We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries (the “Company”), as of March 31, 2017 and 2016, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emerson Radio Corp. and Subsidiaries as of March 31, 2017 and 2016, and the results of their operations, and their cash flows for each of the two years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ MSPC
Certified Public Accountants and Advisors, A Professional Corporation

Cranford, New Jersey

June 26, 2017

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended March 31, 2017 and 2016

	2017	2016
	(In thousands, except per share data)
Net revenues:
Net product sales	$17,635	$41,035
Licensing revenue	3,616	4,716
Net revenues	21,251	45,751
Costs and expenses:
Cost of sales	16,277	38,819
Other operating costs and expenses	199	367
Selling, general and administrative expenses	5,101	7,970
	21,577	47,156
Operating (loss)	(326)	(1,405)
Other income:
Interest income, net	261	178
(Loss) before income taxes	(65)	(1,227)
Provision (benefit) for income tax expense	172	(259)
Net (loss)	(237)	(968)
Basic net (loss) per share	$(0.01)	$(0.04)
Diluted net (loss) per share	$(0.01)	$(0.04)
Weighted average shares outstanding
Basic	27,115	27,130
Diluted	27,115	27,130

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2017 and 2016

	2017	2016
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$27,471	$30,096
Restricted cash	—	500
Short term investments	25,078	20,155
Trade accounts receivable, net	1,208	2,800
Royalty receivable	99	1,292
Inventory	838	2,056
Prepaid purchases	750	871
Prepaid expenses and other current assets	1,494	556
Total Current Assets	56,938	58,326
Property, plant, and equipment, net	18	29
Deferred tax assets, net	791	1,401
Other assets	101	132
Total Non-current Assets	910	1,562
Total Assets	$57,848	$59,888
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	756	1,691
Due to affiliates	—	512
Income tax payable	165	455
Total Current Liabilities	921	2,658
Non-current income tax payable	—	—
Total Non-current Liabilities	—	—
Total Liabilities	$921	$2,658
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at March 31, 2017 and March 31, 2016, respectively; 27,065,852 and 27,129,832 shares outstanding at March 31, 2017 and March 31, 2016, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(2,414)	(2,177)
Treasury stock, at cost (25,899,945 and 25,835,965 shares at March 31, 2017 and March 31, 2016, respectively)	(24,290)	(24,224)
Total Shareholders’ Equity	56,927	57,230
Total Liabilities and Shareholders’ Equity	$57,848	$59,888

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended March 31, 2017 and 2016

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2015	$3,310	52,965,797	$529	$79,792	$(1,209)	$(24,224)	$58,198
Net loss					$(968)		$(968)
Balance — March 31, 2016	$3,310	52,965,797	$529	$79,792	$(2,177)	$(24,224)	$57,230
Purchase of treasury stock						$(66)	$(66)
Net loss					$(237)		$(237)
Balance — March 31, 2017	$3,310	52,965,797	$529	$79,792	$(2,414)	$(24,290)	$56,927

The accompanying notes are an integral part of the consolidated financial statements

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended March 31, 2017 and 2016

	2017	2016
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(237)	$(968)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	16	48
Deferred tax assets	610	619
Asset allowances, reserves and other	(554)	(760)
Changes in assets and liabilities:
Accounts receivable	2,146	2,235
Royalty receivable	1,193	2,230
Inventory	1,218	2,463
Prepaid purchases	121	2,090
Prepaid expenses and other current assets	(938)	146
Other assets	31	(30)
Accounts payable and other current liabilities	(935)	(446)
Long term liabilities	—	(481)
Due to affiliates	(512)	12
Income taxes payable	(290)	(392)
Net cash provided by operating activities	1,869	6,766
Cash Flows From Investing Activities:
Net purchase of short term investment	(4,923)	(20,155)
Proceeds from restricted cash	500	—
Additions to property, plant and equipment	(5)	—
Net cash (used) by investing activities	(4,428)	(20,155)
Cash Flows from Financing Activities:
Purchases of treasury stock	(66)	—
Net cash (used) by financing activities	(66)	—
Net (decrease) in cash and cash equivalents	(2,625)	(13,389)
Cash and cash equivalents at beginning of year	30,096	43,485
Cash and cash equivalents at end of year	$27,471	$30,096
Supplemental disclosures:
Cash paid for:
Interest	$2	$—
Income taxes	$1,524	$292

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

Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment. At March 31, 2017, the Company had approximately $18,000 of property, plant and equipment, net of accumulated depreciation. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topics 350 “Intangibles” and 360 “Property, Plant and Equipment”. The recoverability of assets held and used is measured by a comparison of the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

Depreciation of property, plant and equipment is provided by the straight-line method as follows:

• Computer, Equipment and Software	Three years to seven years
• Furniture & Fixtures	Seven years
• Leasehold Improvements	Straight-line basis over the shorter of the useful life of the improvement or the term of the lease

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

Other Operating Costs and Expenses

Other operating costs and expenses include costs associated with returned products received from retailers, warranty costs, warehouse supply expenses, and an allocation of those selling, general and administrative expenses that are directly related to these activities. Because other operating costs and expenses are not included in cost of sales, the reported gross margin may not be comparable to those of other distributors that may include all costs related to the cost of product to their cost of sales and in the calculation of gross margin.

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

The Company generally does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations and there were no foreign exchange forward contracts held by the Company at March 31, 2017 or March 31, 2016.

Advertising Expenses

Advertising expenses are charged against earnings as incurred and are included in selling, general and administrative expenses. The Company incurred no advertising expenses during fiscal 2017 and $19,000 during fiscal 2016.

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

The sales and marketing support accrual activity for fiscal 2017 and fiscal 2016 was as follows (in thousands):

Balance at March 31, 2015	$575
additions	828
usages	(839)
adjustments	(91)
Balance at March 31, 2016	$473
additions	492
usages	(395)
adjustments	(276)
Balance at March 31, 2017	$294

Interest income, net

The Company records interest as incurred. The net interest income for fiscal 2017 and 2016 consists of:

	2017	2016
	(In thousands)
Interest expense	$—	$—
Interest income	261	178
Interest income, net	$261	$178

Income Taxes

Deferred income taxes are recorded to account for the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets have been recorded net of an appropriate valuation allowance, to the extent management believes it is more likely than not that such assets will be realized. (See Note 5 “Income Taxes”). Any tax penalties are recorded as part of selling, general and administrative expenses and any interest to which the Company is subject, is recorded as a part of income tax expense.

Comprehensive Income

Comprehensive income is net income adjusted for foreign currency translation adjustments.

Earnings Per Common Share

Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents when dilution results from their assumed exercise.

Recent Accounting Pronouncements

Accounting Standards Update 2017-01, Business Combinations, (Topic 805) Clarifying the Definition of a Business (Issued January 2017)

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

Accounting Standards Update 2016-18 Statement of Cash Flows (Topic 230), Restricted Cash (Issued November 2016)

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

Accounting Standards Update 2016-17 Consolidation (Topic 810), Interests Held through Related Parties That Are under Common Control (Issued October 2016)

This Update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

Accounting Standards Update 2016-16 Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory (Issued October 2016)

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

Accounting Standards Update 2016-15 Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (Issued August 2016)

The amendments in this Update provide guidance on the following eight specific cash flow issues: (1) Debt prepayment or debt extinguishment costs, (2) Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) Contingent consideration payments made after a business combination, (4) Proceeds from the settlement of insurance claims, (5) Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) Distributions received from equity method investees, (7) Beneficial interests in securitization transactions, and (8) Separately identifiable cash flows and application of the predominance principle. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

Accounting Standards Update 2016-13 Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (Issued June 2016)

The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (PCD assets) that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Interest income for PCD assets should be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer’s assessment of credit losses at acquisition. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

Accounting Standards Update 2016-10 Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing (Issued April 2016)

The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: 1. Identify the contract(s) with a customer. 2. Identify the performance obligations in the contract. 3. Determine the transaction price. 4. Allocate the transaction price to the performance obligations in the contract. 5. Recognize revenue when (or as) the entity satisfies a performance obligation. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company does not expect these amendments to have a material effect on its financial statements, as it is primarily a seller of tangible personal property whose contracts with customers and the related transaction prices and performance obligations will be minimally affected by the amendments.

NOTE 2 — INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of March 31, 2017 and March 31, 2016, inventories consisted exclusively of purchased finished goods.

NOTE 3 — RELATED PARTY TRANSACTIONS:

From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited (“Grande”), and one or more of Grande’s direct and indirect subsidiaries. Set forth below is a summary of such transactions.

Controlling Shareholder

The Grande Holdings Limited (“Grande”), together with S&T International Distribution Limited (“S&T”), a subsidiary of Grande, and Grande N.A.K.S. Ltd., a subsidiary of Grande (together with Grande, the “Reporting Persons”), have, based on a Schedule 13D/A filed with the Securities and Exchange Commission (“SEC”) on September 15, 2016, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 56.3%, of the Company’s outstanding common stock as of March 31, 2017. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE MKT Company Guide.

On May 31, 2011, upon application of a major creditor, Grande was placed into provisional liquidation when the High Court of Hong Kong appointed joint and several provisional liquidators (“Provisional Liquidators”) over Grande. Accordingly, as of May 31, 2011, the directors of Grande no longer had the ability to exercise control over Grande or the power to direct the voting and disposition of the shares of the Company’s common stock beneficially owned by Grande. In May 2014, Grande, the Provisional Liquidators and a creditor of Grande entered into an agreement to implement the “Grande Restructuring Plan” submitted by a creditor of Grande. Based on public announcements by Grande dated May 26, 2016 (the “Grande Announcements”), and subsequently confirmed to the Company by Grande, Grande has completed the Grande Restructuring Plan, the Provisional Liquidators over Grande were released and discharged by the Hong Kong Court, the winding up of Grande was permanently stayed, and Grande has fulfilled all trading resumption conditions imposed on Grande by the Stock Exchange of Hong Kong Limited (“HKEX”). Following the completion of the Grande Restructuring Plan, based on the Grande Announcements and other information received from an affiliate of Grande, certain companies associated with Mr. Ho, the Company’s Chairman of the Board effective as of June 19, 2016, hold in the aggregate approximately a 72.3% shareholding in Grande, and therefore beneficially control the voting and disposition of the shares of the Company beneficially owned by Grande. As at June 15, 2017 the shareholding has increased to 73.5%.

Related Party Transactions

Return of Pledged Collateral to S&T

In April 2016, the Company, upon a request made by S&T, considered and agreed to return to S&T the $500,000 of collateral which S&T had paid to the Company in September 2014 as part of the indemnification agreement between S&T, Grande and the Company pertaining to an Internal Revenue Service challenge of the Company’s March 31, 2010 earnings and profits calculations underlying the taxability of a dividend paid during March 2010 to all of it stockholders, net of the $79,000 in expenses incurred by the Company in defending the IRS challenge. On April 29, 2016, the Company paid $421,000 to S&T to effectuate the release of the collateral net of the aforementioned expenses incurred by the Company. From September 30, 2014 through March 31, 2016, this pledged collateral had been recorded by the Company as restricted cash on its balance sheet.

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

Ancillary Expenses Pertaining to Rented Office Space in Hong Kong

During the twelve months ended March 31, 2017 the Company was billed approximately $14,000, and nil for the twelve months ended March 31, 2016, for utility and service charges from the Grande Properties Management Limited (“GPML”) and Lafe Strategic Services Limited (“LSSL”), both related parties to the Company’s Chairman of the Board, in connection with the Company’s rented office space in Hong Kong. The Company owed nil to both GPML and LSSL related to these charges at March 31, 2017 and March 31, 2016.

NOTE 4 — PROPERTY, PLANT, AND EQUIPMENT:

As of March 31, 2017 and 2016, property, plant and equipment is comprised of the following:

	2017	2016
	(In thousands)
Computer equipment and software	323	338
Furniture and fixtures	193	194
Leasehold improvements	8	8
	524	540
Less accumulated depreciation and amortization	(506)	(511)
	$18	$29

Depreciation of property, plant, and equipment amounted to approximately $16,000 and $47,000 for the twelve months ended March 31, 2017 and 2016, respectively. During fiscal 2017, the Company disposed of property, plant and equipment with gross book values totaling approximately $19,000. The Company recognized a total net loss of approximately $1,000 on these disposals in fiscal 2017. During fiscal 2016, the Company disposed of property, plant and equipment with gross book values totaling approximately $6,000. The Company recognized a total net loss of approximately $1,000 on these disposals in fiscal 2016.

NOTE 5 — INCOME TAXES:

The Company’s provision for income tax expense (benefit) for fiscal 2017 and fiscal 2016 was as follows:

	2017	2016
	(In thousands)
Current:
Federal	$(596)	$(685)
Foreign, state and other	5	8
Prior year federal and state, with interest	154	48
Uncertain tax positions, federal and state	—	(249)
Deferred:
Federal	540	602
Foreign, state and other	69	17
Provision for income tax expense (benefit)	$172	$(259)

The Company files a consolidated federal return and certain state and local income tax returns.

The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory federal rate of 34% to earnings before income taxes for fiscal March 2017 and fiscal 2016 is analyzed below:

	2017	2016
	(In thousands)
Statutory provision	$(40)	$(432)
Foreign subsidiary	(71)	76
State taxes	(51)	48
Permanent differences	112	3
True up to prior year taxes	(63)	299
Valuation allowance	288	—
(Decrease)/increase in Uncertain Tax Positions	—	(249)
NOL Adjustments	(3)	(4)
Provision for income tax (benefit) expense	$172	$(259)

As of March 31, 2017 and March 31, 2016, the significant components of the Company’s deferred tax assets which were classified as non-current, were as follows:

	2017	2016
	(In thousands)
Deferred tax assets:
Accounts receivable reserves	$123	$548
Inventory reserves	201	284
Accruals	17	42
Property, plant and equipment and intangible assets	438	504
Net operating loss and credit carry forwards	300	23
Valuation allowance	(288)	—
Total deferred tax assets	$791	$1,401

The Company has  U.S. federal net operating loss carry forwards (“NOLs”) of $0.3 million as of March 31, 2017.

The Company has $3.0 million of state NOLs as of March 31, 2017 as follows (in millions $):

Loss Year (Fiscal)	Included in DTA	Expiration Year (Fiscal)
2014	$2.4 million	2034
2016	$0.5 million	2036

The tax benefits related to these state net operating loss carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

The loss of foreign subsidiaries before taxes was $220,000 for the fiscal year ended March 31, 2017 as compared to a loss before taxes of $212,000 for the fiscal year ended March 31, 2016, respectively.

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

The Company analyzed the future reasonability of recognizing its deferred tax assets at March 31, 2017. As a result, the Company concluded that a valuation allowance of approximately $288,000 would be recorded against the assets.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of March 31, 2017, the Company’s open tax years for examination for U.S. federal tax are 2013-2016, and for U.S. states’ tax are 2011-2015. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

NOTE 6 — COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases warehouse and office space from non-affiliated companies, with annual commitments as follows (in thousands). Also included are commitments to the Company’s ERP software provider:

Fiscal Years	Amount
2018	286
2019	214
2020	80
2021	5
Thereafter	—
Total	$585

Rent expense resulting from leases with non-affiliated companies aggregated $264,000 and $250,000, respectively, for fiscal 2017 and 2016.

Letters of Credit:

The Company utilizes the services of one of its banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2017 and March 31, 2016, the Company had no letters of credit outstanding.

Capital Expenditure and Other Commitments:

As of March 31, 2017, there were no capital expenditure or other commitments other than the normal purchase orders used to secure product.

Employee Benefit Plan:

The Company currently sponsors a defined contribution 401(k) retirement plan which is subject to the provisions of the Employee Retirement Income Security Act. The Company matches a percentage of the participants’ contributions up to a specified amount. These contributions to the plan for fiscal 2017 and 2016 were $42,000 and $44,000, respectively, and were charged against earnings for the periods presented.

NOTE 7 — SHAREHOLDERS’ EQUITY:

Common Shares:

Authorized common shares total are 75,000,000 with a par value $0.01 per share, of which, 27,065,852 were outstanding as of March 31, 2017 and 27,129,832 as of March 31, 2016. Shares held in treasury at March 31, 2017 were 25,899,945 and at March 31, 2016 were 25,835,965.

Common Stock Repurchase Program:

In December 2016, the Company’s Board authorized a share repurchase program for up to $5,000,000. During fiscal 2017, 63,980 shares were repurchased under the program for approximately $66,000. The Company’s Board subsequently extended the repurchase program until December 31, 2017, unless completed sooner or otherwise extended.

Series A Preferred Stock:

The Company has issued and outstanding 3,677 shares of Series A Preferred Stock, (“Preferred Stock”), $.01 par value, with a face value of $3,677,000, which had no determinable market value as of March 31, 2017. Effective March 31, 2002, the previously existing conversion feature of the Preferred Stock expired. The Series A convertible preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

NOTE 8 — SHORT TERM INVESTMENTS:

At March 31, 2017 and March 31, 2016, the Company held short-term investments in certificates of deposit totaling $25.1 million and $20.2 million, respectively.

The Company held $3.0 million in certificates of deposit which were classified as cash equivalents as of March 31, 2017 and March 31, 2016. The $3.0 million in certificates of deposit matured on May 16, 2017 and have not been re-invested into certificates of deposit.

NOTE 9 — NET EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share for the years ended March 31, 2017 and March 31, 2016:

	2017	2016
	(In thousands, except per share data)
Numerator:
Net (loss) for basic and diluted earnings per share	$(237)	$(968)
Denominator:
Denominator for basic earnings per share — weighted average shares	27,115	27,130
Effect of dilutive securities on denominator:
Options	—	—
Denominator for diluted earnings per share — weighted average shares and assumed conversions	27,115	27,130
Net (loss) per share:
Basic and diluted (loss) per share	$(0.01)	$(0.04)

For the year ended March 31, 2017, there were no outstanding instruments which were potentially dilutive.

NOTE 10 — LICENSE AGREEMENTS:

The Company is currently party to one license agreement that allow the licensee to use its trademarks for the manufacture and/or the sale of consumer electronics and other products. This license agreement (i) allows the licensee to use the Company’s trademarks for a specific product category, or for sales within specific geographic areas, or for sales to a specific customer base, or any combination of the above, or any other category that might be defined in the license agreement and (ii) may be subject to renewal at the initial expiration of the agreement and is governed by the laws of the United States.

The Company’s largest license agreement was with Funai which accounted for approximately 78% and 79% of the Company’s total fiscal 2017 and fiscal 2016 licensing revenue, respectively. During fiscal 2017 and 2016 licensing revenues of $2.8 million and $3.75 million, respectively, were earned under this agreement.

As previously disclosed, on December 16, 2015, the Company received written notice from Funai stating its intention to terminate the agreement, with termination to be effective on December 31, 2016. In accordance with the agreement, in June 2016 Funai paid to the Company the full balance of the contracted non-refundable minimum annual royalty through the December 31, 2016 termination date in the amount of $2.8 million. This licensing relationship contributed substantial product volume and market presence through Funai’s manufacture and distribution of products bearing the Emerson® brand name in the United States and its loss is expected to materially and adversely affect the Company’s revenue, earnings and business. The Company is analyzing the impacts of the Funai termination to its business and is identifying strategic courses of action for consideration, including seeking new licensing relationships. There can be no assurance that the Company will be able to secure a new licensee or distribution relationship to replace the licensing revenue, product volume and market presence of Emerson-branded products in the United States, which had been provided through the license agreement with Funai.

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

NOTE 12 — RISKS AND UNCERTAINTIES:

Customer and Licensee Concentration

For the twelve months ended March 31, 2017, the Company’s largest two customers and largest licensee, accounted for approximately 83% of the Company’s net revenues, with Walmart accounting for 53%, Fred Meyer accounting for 17%, and Funai accounting for 13%. For the 12 months ended March 31, 2016 the Company’s largest two customers, and largest licensee, accounted for approximately 81% of the Company’s net revenue with Target accounting for 42%, Walmart accounting for 31% and Funai accounting for 8%. A significant decline in net sales to any of our top two customers would have a material adverse effect on the Company’s business, financial condition and results of operation. The termination of the Funai license agreement will have a material adverse effect on the Company’s business, financial condition and results of operation.

Product Concentration

For the twelve months ended March 31, 2017, the Company’s gross product sales were comprised of four product types within two categories — housewares products and audio products, and two of these product types, namely microwave ovens and compact refrigerators — both within the housewares category — generated approximately 82% of the Company’s gross product sales, with microwave ovens generating approximately 71% of the total and compact refrigerators generating approximately 11% of the total. For the twelve months ended March 31, 2016, the Company’s gross product sales were comprised of the same four product types within the same two categories — housewares products and audio products, and two of these product types, namely microwave ovens and compact refrigerators — both within the housewares category — generated approximately 93% of the Company’s gross product sales, with microwave ovens generating approximately 56% of the total and compact refrigerators generating approximately 37% of the total. As a result of this dependence, a significant decline in pricing of, or market acceptance of these product types and categories, either in general or specifically as marketed by the Company, would have a material adverse effect on the Company’s business, financial condition and results of operations. Because the market for these product types and categories is characterized by periodic new product introductions, the Company’s future financial performance will depend, in part, on the successful and timely development and customer acceptance of new and enhanced versions of these product types and other products distributed by the Company. There can be no assurance that the Company will continue to be successful in marketing these products types within these categories or any other new or enhanced products.

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, Walmart and Fred Meyer accounted for 91% and nil as of March 31, 2017, respectively. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Target and Walmart accounted for nil and 88% as of March 31, 2016, respectively. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The accounts receivable allowance for doubtful accounts on the Company’s total trade accounts receivable balances was $4,000 at March 31, 2017 and $9,000 at March 31, 2016. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash and restricted cash balances on deposit in the U.S. as of March 31, 2017 and March 31, 2016 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash, cash equivalents and restricted cash balances in excess of these FDIC-insured limits were approximately $27.0 million and approximately $30.1 million at March 31, 2017 and March 31, 2016, respectively.

Supplier Concentration

The Company, during the twelve months ended March 31, 2017, procured approximately 98% of its products for resale from its three largest factory suppliers, and of these, the Company procured approximately 75% of these products from one of them. The Company, during the twelve months ended March 31, 2016, procured approximately 98% of its products for resale from its three largest factory suppliers, and of these, the Company procured approximately 53% of these products from one of them. No assurance can be given that ample supply of product would be available at current prices and on current credit terms if the Company were required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts and any resulting significant shortage of product supply would have a material adverse effect on the Company’s business, financial condition and results of operation.

NOTE 13 — GEOGRAPHIC INFORMATION:

Net revenues and long-lived assets of the Company for the fiscal years ended March 31, 2017 and March 31, 2016 are summarized below by geographic area (in thousands). Net revenues are attributed to geographic area based on location of customer.

	Year Ended March 31, 2017
	U.S.	Foreign	Consolidated
Net revenues	$21,251	$—	$21,251
Long-lived assets	$26	$93	$119

	Year Ended March 31, 2016
	U.S.	Foreign	Consolidated
Net revenues	$45,751	$—	$45,751
Long-lived assets	$32	$98	$130

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2017 there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2017.

Item 11.	EXECUTIVE COMPENSATION

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2017.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2017.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2017.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2017.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements. The following financial statements of Emerson Radio Corp. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended March 31, 2017 and 2016

Consolidated Balance Sheets as of March 31, 2017 and 2016

Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended March 31, 2017 and 2016

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

10.30

Employment Agreement dated as of March 31, 2011 between the Company and Mr. Hon Tak Kwong (incorporated by reference to Exhibit 10.31 to Emerson’s Form 10-Q for the quarter ended September 30, 2011). †

10.32

Employment Agreement dated as of August 1, 2007, as amended, between the Company and Mr. Andrew L. Davis (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on September 10, 2010). †

10.33

Amendment dated March 5, 2015 to Employment Agreement dated as of August 1, 2007, as amended, between the Company and Mr. Andrew L. Davis (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K filed on March 11, 2015). †

10.34	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Emerson’s Form 10-Q for the quarter ended December 31, 2014.) †

21.1	Principal Subsidiaries of the Company as of March 31, 2017.*

23.1	Consent of Independent Registered Public Accounting Firm — MSPC, Certified Public Accountants and Advisors, Professional Corporation.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.1+	XBRL Instance Document. *

101.2+	XBRL Taxonomy Extension Schema Document. *

101.3+	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.4+	XBRL Taxonomy Extension Definition Linkbase Document. *

101.5+	XBRL Taxonomy Extension Label Linkbase Document. *

101.6+	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

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

EMERSON RADIO CORP.

By:	/s/ Duncan Hon
Duncan Hon
Chief Executive Officer
Principal Executive Officer

By:	/s/ Michael Binney
Michael Binney
Chief Financial Officer
Principal Financial and Accounting Officer

Dated: June 26, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher W. Ho	Chairman of the Board and Director	June 26, 2017
Christopher W. Ho

/s/ Duncan Hon	Chief Executive Officer and Director	June 26, 2017
Duncan Hon

/s/ Michael Binney	Chief Financial Officer and Director	June 26, 2017
Michael Binney

/s/ Kareem E. Sethi	Director	June 26, 2017
Kareem E. Sethi

/s/ Kin Yuen	Director	June 26, 2017
Kin Yuen