Form 10-K/A
period 2017-03-31
EMERSON RADIO CORP
filed 2017-07-28
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-07731

EMERSON RADIO CORP.

(Exact name of registrant as specified in its charter)

Delaware	22-3285224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3 University Plaza, Suite 405, Hackensack, NJ	07601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 428-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NYSE American

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2016 (computed by reference to the last reported sale price of the Common Stock on the NYSE American (formerly NYSE MKT) on such date): $12,124,280.

Number of Common Shares outstanding at July 25, 2017: 27,015,744

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

Unless the context otherwise requires, the term “the Company” and “Emerson,” refers to Emerson Radio Corp. and its subsidiaries.

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K (the “Annual Report”) of the Company for the fiscal year ended March 31, 2017 (“Fiscal 2017”), filed with the Securities and Exchange Commission (the “SEC”) on June 26, 2017, is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended March 31, 2017, and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Exchange Act, the Company is including with this Form 10-K/A certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on June 26, 2017 or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information regarding the current directors of Emerson Radio Corp. (“Emerson,” “us” or the “Company”) as of July 28, 2017.

Name	Age	Director Since	Principal Occupation or Employment
Christopher Ho	66	2016	Christopher Ho, a director of the Company and the Chairman of the Board since June 2016, brings his extensive knowledge of the Company and experience in consumer electronics, international trade and corporate finance to the Board of Directors. Mr. Ho served as the Company’s Chairman of the Board from July 2006 through November 2013 and he currently serves as Chairman of Lafe Corporation Limited, a company listed on the Singapore Exchange. Mr. Ho previously was a director of The Grande Holdings Limited (“Grande”), a Hong Kong-based group of companies engaged principally in the licensing of trademarks and distribution of consumer electronics products, from October 1991 to February 2016. Grande indirectly, through a wholly-owned subsidiary, beneficially owns the controlling interest in the Company’s outstanding common stock. Mr. Ho graduated from the University of Toronto in 1974. He is a Chartered Professional Accountant, Chartered Accountant and Chartered Management Accountant of Canada. He is also a Certified Public Accountant in Hong Kong and a member of the Hong Kong Institute of Certified Public Accountants. He was a partner in an international accounting firm before joining Grande and has extensive experience in distribution, licensing, manufacturing, international trade and corporate finance.

			Based on Mr. Ho’s experience in consumer electronics, international trade and corporate finance, the Board of Directors believes that he is well qualified to serve as a director of the Company.

Duncan Hon	56	2009

Duncan Hon, a director of the Company since February 2009, has been the Company’s Chief Executive Officer since August 2011 and, prior to that, was the Company’s Deputy Chief Executive Officer since November 2009. From June 2016 to July 2017, Mr. Hon also served as the Company’s Secretary. Since May 2016, Mr. Hon has served as the Chief Executive Officer and an executive director of Grande, and since 2010 he has also served as a director and Vice Chairman of the Board of Sansui Electric Co. Ltd., a Japanese manufacturer of audio and video equipment and part of the Grande group. Mr. Hon served as a director of Grande from January 2011 until March 2013. In addition to his employment with the Company, Mr. Hon is also an employee of a subsidiary of Grande which is engaged in trademark licensing. He is a member of the Hong Kong Institute of Certified Public Accountants and the Association of Chartered Certified Accountants.

Based on Mr. Hon’s role as Chief Executive Officer of the Company and his experience in consumer electronics, management and accounting, the Board believes that he is well qualified to serve as a director of the Company.

Name	Age	Director Since	Principal Occupation or Employment
Michael Binney	58	2016	Michael Binney, the Chief Financial Officer of the Company since March 2017 and the Company’s Secretary since July 2017, has also served as a director of the Company since June 2016, bringing extensive public company accounting experience in addition to his knowledge of the Company to the Board of Directors. Since November 2016, Mr. Binney has also served as an Executive Director and Group Chief Financial Officer of Grande. He is a fellow member of the Institute of Chartered Accountants in England and Wales, a fellow member of the Association of Chartered Certified Accountants and a fellow member of the Hong Kong Institute of Certified Public Accountants. From June 2016 through November 2016, Mr. Binney served as Deputy Chief Executive Officer (Finance Accounting & Company Secretarial) of Grande. From 2010 to March 2016, Mr. Binney served as an Executive Director and Chief Financial Officer of the Vinarco International Group of Companies, an upstream supplier to the oil and gas industry in the Asia-Pacific region. Mr. Binney previously served as a non-executive director of Grande from 2009 to 2010, and as an Executive Director of Grande from 2001 to 2009. He also was a member of the Board of Directors of Lafe Corporation Limited, a company listed on the Singapore Exchange, as a non-executive director from 2009 to 2010 and as Executive Director from 2001 until 2009. Mr. Binney was a member of the Board of Directors of the Company from 2005 to 2008. Previous to the above appointments, Mr. Binney worked for over 10 years at major international accounting firms including KPMG and PricewaterhouseCoopers.

			Based on Mr. Binney’ role as a consultant and his experience in management and accounting, the Board believes that he is well qualified to serve as a director of the Company.

Kareem E. Sethi (1)	40	2007	Kareem E. Sethi has been a director since December 2007. Mr. Sethi has served as Managing Director of Streetwise Capital Partners, Inc. since 2003. From 1999 until 2003, Mr. Sethi was Manager, Business Recovery Services for PricewaterhouseCoopers LLP.

			Based on Mr. Sethi’s experience in accounting, corporate finance and portfolio management, the Board believes that he is well qualified to serve as a director of the Company.

Kin Yuen (1)	62	2016

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

Board of Directors and Committees

The Company’s Board presently consists of five directors. The Board has determined that two of the five current directors, Messrs. Sethi and Yuen, meet the definition of independence as established by the NYSE American listing rules.

The Board presently has one standing committee, the Audit Committee, which is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and Rule 10A-3 thereunder.

The Company’s Audit Committee currently consists of Mr. Sethi (Chairman) and Mr. Yuen, each of whom the Board has determined meets the definition of independence as established by the NYSE American listing rules and SEC rules. Mr. Sethi is currently the Chairman of the Audit Committee and the “audit committee financial expert.” Pursuant to Section 803(B)(2)(c) of the NYSE American Company Guide (the “Company Guide”), as a smaller reporting company the Company is required to have an audit committee of at least two independent members, as defined by the listing standards of the NYSE American.

The Audit Committee is empowered by the Board, among other things, to: (i) serve as an independent and objective party to monitor the Company’s financial reporting process, internal control system and disclosure control system; (ii) review and appraise the audit efforts of the Company’s independent accountants; (iii) assume direct responsibility for the appointment, compensation, retention and oversight of the work of the independent accountants and for the resolution of disputes between the independent accountants and the Company’s management regarding financial reporting issues; and (iv) provide the opportunity for direct communication among the independent accountants, financial and senior management and the Board. During Fiscal 2017, the Audit Committee performed its duties under a written charter approved by the Board and formally met four times. A copy of the Company’s Audit Committee Charter is posted on the Company’s website: www.emersonradio.com on the Investor Relations page.

In addition, in March 2013, the Company formed an ad hoc Special Committee consisting solely of independent directors to evaluate possible strategic alternatives intended to enhance stockholder value. The Special Committee currently consists of Messrs. Sethi (Chairman) and Yuen.

Controlled Company

The Company does not maintain a nominating committee or a compensation committee. So long as Grande beneficially owns more than 50% of the outstanding common stock of Emerson, Emerson is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide. Accordingly, the Company relies on exemptions from certain corporate governance requirements to have (i) a majority of independent directors, (ii) a nominating and corporate governance committee composed entirely of independent directors or (iii) a compensation committee composed entirely of independent directors. The full Board of Directors, among other things, (i) identifies individuals qualified to become members of the Board of Directors and selects director nominees for election at the next Annual Meeting of Stockholders, (ii) reviews and monitors matters related to management development and succession, (iii) develops and implements executive compensation policies and pay for performance criteria, and (iv) reviews and approves salaries, bonuses and incentive awards.

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

Executive Officers

The following table sets forth certain information regarding the executive officers of Emerson as of July 28, 2017:

Name	Age	Position	Year Became Officer
Duncan Hon	56	Chief Executive Officer and Director	2009
Michael Binney	58	Executive Vice President and Chief Financial Officer	2017

Duncan Hon has served as the Company’s Chief Executive Officer since August 2011 and a director of the Company since February 2009. Until his appointment as the Company’s Chief Executive Officer, Mr. Hon served as the Company’s Deputy Chief Executive Officer since November 2009. He also served as a Secretary of the Company from June 2016 to July 2017. See Mr. Hon’s biographical information above.

Michael Binney has served as the Company’s Executive Vice President and Chief Financial Officer since March 2017 and served as Secretary of the Company since July 2017. He has served as a director of the Company since June 2016. See Mr. Binney’s biographical information above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, officers, and stockholders who beneficially own more than 10% of any class of its equity securities registered pursuant to Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with respect to the Company’s equity securities with the SEC and the NYSE American. All reporting persons are required to furnish the Company with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a) of the Exchange Act.

Based solely upon a review of Forms 3 and 4 and amendments to these forms furnished to the Company, and Forms 5, along with amendments thereto, all parties subject to the reporting requirements of Section 16(a) timely filed all such required reports during Fiscal 2017, except for the following Forms 3 which were inadvertently filed late: Form 3 of Duncan Hon filed on June 28, 2016, reporting his election as a director of the Company on February 12, 2009; Form 3 of Andrew L. Davis filed on June 28, 2016, reporting his appointment as Chief Financial Officer of the Company on September 3, 2010; and Form 3 of Christopher Ho filed on September 14, 2016, reporting his election as a director of the Company on June 19, 2016.

Involvement in Certain Legal Proceedings

On March 25, 2013, The Stock Exchange of Hong Kong Limited (“HKEX”) published a news release announcing the censure of Grande and certain of its then-existing and former directors, including Messrs. Ho and Binney, by the Listing Appeals Committee of the HKEX. The censure was related to Grande’s breach of certain disclosure obligations pursuant to Rule 13.09(1) of the HKEX listing rules in 2007-2008 regarding Grande’s 2007 financial performance and the directors for their breach of the director’s undertaking under the HKEX listing rules to use best endeavors to procure Grande’s compliance with Rule 13.09(1). The HKEX required Mr. Ho to undergo training on listing rules compliance, which training requirement was completed in June 2013. Mr. Binney was also directed to attend training on listing rules compliance, which training requirement was completed in September 2016.

ITEM 11	— EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table

The following Summary Compensation Table sets forth information concerning compensation for services rendered in all capacities to the Company and its subsidiaries for Fiscal 2017 and for the fiscal year ended March 31, 2016 (“Fiscal 2016”) which was awarded to, earned by or paid to the Company’s named executive officers at any time during Fiscal 2017.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	All Other Compensation ($)		Total ($)
Duncan Hon	2017	$485,833	$237,500	$—		$723,333
Chief Executive Officer	2016	$475,000	$—	$—		$475,000
Michael Binney (2)	2017	$9,217	$—	$—		$9,217
Chief Financial Officer	2016	$—	$—	$—		$—
Andrew L. Davis (3)	2017	$338,637	$—	$169,753	(4)(5)	$508,390
Chief Financial Officer	2016	$333,506	$125,065	$23,953	(4)	$482,524

(1)	Represents bonus paid during the fiscal year.
(2)	Mr. Binney was appointed Executive Vice President and Chief Financial Officer of the Company effective on March 9, 2017.
(3)	Effective on March 9, 2017, the employment of Mr. Davis as Executive Vice President and Chief Financial Officer of the Company was terminated.
(4)	Represents the incremental cost to the Company of all personnel benefits, including match for its 401(K) plan, provided to the Company’s named executive officers. Such personnel benefits are available to all employees of the Company in accordance with the Company’s standard employment practices. As to Mr. Davis, this represents $3,000 in Fiscal 2017 and $23,953 in Fiscal 2016.
(5)	Includes the severance payment of $166,753 pursuant to Mr. Davis’ employment agreement.

Employment Agreements.

During Fiscal 2017, the Company had employment agreements with certain of its named executive officers, each of which is described below.

Duncan Hon. Duncan Hon, the Company’s Chief Executive Officer, entered into an employment agreement, effective April 1, 2011, with a wholly-owned, indirect subsidiary of the Company. Such agreement sets forth the terms and conditions pursuant to which Mr. Hon would serve as the Company’s Deputy Chief Executive Officer and, subsequently, as Chief Executive Officer. The agreement provides for an annual base salary of 2,925,000 Hong Kong Dollars (“HKD”) and an annual discretionary bonus payable at any time as recommended by the Board. The contract extends until the earlier of the retirement of Mr. Hon on the first day of the following month immediately after his 60th birthday, or the termination of the agreement by either the Company or Mr. Hon upon the delivery from one to the other of one month prior written notice. In June 2016, a supplementary agreement was made to change the earlier of the retirement of Mr. Hon to the first day of the following month immediately after his 65th birthday. In November 2011, the Board approved an increase to Mr. Hon’s base annual salary to $475,000 effective August 31, 2011. In February 2017, the Board approved an increase to Mr. Hon’s base annual salary to $540,000 effective February 1 2017.

Michael Binney. Michael Binney, the Company’s Executive Vice President and Chief Financial Officer, entered into an employment agreement, effective March 9, 2017, with a wholly-owned, indirect subsidiary of the Company, at which point of time he ceased to receive any remuneration as an Outside Director. The agreement provides for an annual base salary of $150,000 and an annual discretionary bonus payable at any time as recommended by the Board. The contract extends until the earlier of the retirement of Mr. Binney on the first day of the following month immediately after his 65th birthday, or the termination of the agreement by either the Company or Mr. Binney upon the delivery from one to the other of one month prior written notice.

Andrew L. Davis. Andrew L. Davis, was the Company’s Executive Vice President and Chief Financial Officer from September 2010 through March 2017. He entered into an employment agreement with the Company on August 1, 2007, which was further amended on March 5, 2015. The agreement, as amended, provided for, among other things, (i) an increase in Mr. Davis’s annual base salary from $317,625.00 to $333,506.25; (ii) a retention bonus in the aggregate amount of $166,753.00 (less applicable withholdings and deductions), which was paid in three installments during 2015 and (iii) in the event of a termination of his employment other than for cause or due to death or disability or a resignation for good reason, continuation of his base salary, at the rate then in effect, for a period of six months, payable in accordance with the Company’s customary payroll practices and procedures, subject to a customary release agreement.

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

Outstanding Equity Awards at Fiscal Year End

None of the Company’s named executive officers held any outstanding equity awards at March 31, 2017.

Compensation of Directors

During Fiscal 2017, the Company’s directors who were not employees were compensated for serving on the Board and on its various committees during the period. The Company does not compensate directors who are employees of the Company for their services as directors.

Outside Directors are each paid an annual director’s fee of $50,000. The Outside Director serving as the Chairman of the Board receives an additional annual fee of $20,000. Each Outside Director serving on the audit committee of the Board receives an additional fee of $15,000 per annum with no additional fee for serving as chairman of the audit committee. During Fiscal 2017 through May 2016, the Outside Director serving as the Chairman of the special committee received an additional fee of $20,000 per month and each other Outside Director serving on the special committee of the Board received an additional fee of $12,500 per month. In June 2016, the fee structure for the special committee was changed such that each Outside Director serving on the special committee of the Board receives an additional fee of $5,000 per month with no additional fee for serving as chairman of the special committee. The Company does not pay any additional fees for attendance at meetings of the Board or the committees. Audit committee fees and, since June 2017, special committee fees are paid in four equal quarterly installments per annum. Prior to June 2017, special committee fees were paid in monthly installments. Audit committee and special committee fees are pro-rated in situations where an Outside Director serves less than a full one year or periodic term.

Additionally, the Company’s directors are reimbursed their expenses for attendance at meetings.

The following table provides certain information with respect to the compensation earned or paid to the Company’s Outside Directors during Fiscal 2017.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Total ($)
Christopher Ho	$54,615	$54,615
John Howard Batchelor (1)	$11,346	$11,346
Michael Binney(2)	$35,817	$35,817
Lionel Choong (3)	$9,066	$9,066
Greg Hunt (4)	$11,250	$11,250
Mark Manski (5)	$48,379	$48,379
Kareem E. Sethi	$111,833	$111,833
Terence A. Snellings (6)	$36,786	$36,786
Kin Yuen	$97,548	$97,548

(1)	Mr. Batchelor, who served as the Chairman of the Board, resigned from the Board effective May 29, 2016.

(2)	Mr. Binney was appointed Executive Vice President and Chief Financial Officer of the Company effective on March 9, 2017, after which date Mr. Binney no longer received compensation for his service on the Board.

(3)	Mr. Choong, who served as the Vice Chairman of the Board, resigned from the Board effective June 5, 2016.

(4)	Mr. Hunt, who served as a director and as a member of the Audit Committee, resigned from the Board effective June 2, 2016.

(5)	Mr. Manski, who served as a director and as the Chairman of the Special Committee, resigned from the Board effective May 31, 2016.

(6)	Mr. Snellings, who served as a director and as a member of the Audit Committee and the Special Committee, resigned from the Board effective June 5, 2016.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 25, 2017, the beneficial ownership of (i) each current director; (ii) each of the Company’s named executive officers; (iii) the Company’s current directors and executive officers as a group; and (iv) each stockholder known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock. Common stock beneficially owned and percentage ownership as of July 25, 2017 was based on 27,015,744 shares outstanding. Except as otherwise noted, the address of each of the following beneficial owners is c/o Emerson Radio Corp., 3 University Plaza, suite 405, Hackensack, New Jersey 07601.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Christopher Ho	15,243,283	(2)	56.4%
Duncan Hon	0		0%
Michael Binney	0		0%
Kareem E. Sethi	0		0%
Kin Yuen	0		0%
All Directors and Executive Officers as a Group (5 persons)	15,243,283		56.4%
S&T International Distribution Limited	15,243,283	(2)	56.4%

(1)	Based on 27,015,744 shares of common stock outstanding as of July 25, 2017. Except as otherwise indicated and based upon the Company’s review of information as filed with the SEC, the Company believes that the beneficial owners of the securities listed have sole or shared investment and voting power with respect to such shares, subject to community property laws where applicable.
(2)	Based, in part, upon disclosures filed on a Schedule 13D/A on September 15, 2016, by S&T International Distribution Limited (“S&T”) and on a Schedule 13D on September 15, 2016, by Accolade (PTC) Inc. (“Accolade”), these shares are owned directly by S&T, which is a wholly owned subsidiary of Grande N.A.K.S. Ltd. (“N.A.K.S.”), which is a wholly owned subsidiary of Grande. As the owners of approximately 73.65% in the aggregate of Grande, Sino Bright Enterprises Co., Ltd. (“Sino Bright”), Grosvenor Fair Limited (“Grosvenor”), Barrican Investments Corporation (“Barrican”), McVitie Capital Limited (“McVitie”), The Ho Family Trust Limited (“THFTL”) and, as the sole parent of Barrican, Airwave Capital Limited (“Airwave”) share the indirect power to vote and dispose of these shares held for the account of S&T. McVitie is a wholly owned subsidiary of Barrican, which is a wholly owned subsidiary of Airwave. Sino Bright, Grosvenor and Airwave are wholly owned subsidiaries of THFTL. As the sole parent of THFTL, the Ho Family Trust has the indirect power to vote and dispose of these shares held for the account of S&T. As the trustee of the Ho Family Trust, Accolade has the indirect power to vote and dispose of these shares held for the account of S&T. The address of Grande and its affiliates is 11th Floor, The Grande Building, 398 Kwun Tong Road, Kowloon, Hong Kong. Mr. Ho is a discretionary beneficiary of the Ho Family Trust, Chief Executive Officer of THFTL and the Chairman of the Board of Emerson and may be deemed to share power to direct the voting and disposition of these shares held for the account of S&T and may accordingly be deemed to be a beneficial owner of such shares.

Equity Compensation Plan Information

The Company did not have any equity compensation plans in existence as of March 31, 2017.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited (“Grande”), and one or more of Grande’s direct and indirect subsidiaries. Set forth below is a summary of such transactions.

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Grande, collectively have the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 56.4%, of the Company’s outstanding common stock. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

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

Review and Approval of Transactions with Related Parties

It is the policy of the Company that any proposed transaction between the Company and related parties, as defined by the Financial Accounting Standard Board’s Accounting Standards Codification Topic 850 (ASC 850) (“RPT Transactions”), that will or may reasonably be expected to involve an aggregate amount that exceeds $120,000 in a fiscal year, must be pre-approved by the audit committee prior to any action in furtherance of such potential transaction being taken by the Board or any executive officer. In reviewing and approving proposed transactions between the Company and related parties, the audit committee will determine whether the proposed transaction is entirely fair to the Company and in the Company’s best interest. For purposes of the policy, related parties are as defined within ASC 850, generally, but not limited, meaning (i) an officer or director of the Company or the member of the immediate family of any of them or (ii) any other corporation, partnership, association, limited liability company, limited liability partnership, trust or other entity or organization in which one or more of the Company’s officers or directors are (a) directors, officers, trustees or other fiduciaries or (b) have a financial interest.

Director Independence

The Company’s Board presently consists of five directors — Messrs. Ho, Hon, Binney, Sethi and Yuen. The Board has determined that two of the five current directors, Messrs. Sethi and Yuen, meet the definition of independence as established by the NYSE American listing standards and applicable SEC rules.

The Company’s Audit Committee currently consists of Messrs. Sethi (Chairman) and Yuen.

ITEM 14	— PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all non-audit work performed by the Company’s independent accountants, MSPC Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”), is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered. All fees described below were approved by the Audit Committee for the fiscal years ended March 31, 2017 and 2016, respectively.

•	Audit Fees. Audit fees billed to the Company by MSPC for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K, and reviews by MSPC of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, for the fiscal years ended March 31, 2017 and 2016 totaled approximately $112,000 and $157,500, respectively.

•	Audit-Related Fees. The Company was billed approximately $45,000 by MSPC for the fiscal years ended March 31, 2016 for audit procedures which it performed in connection with an audit of the Company’s majority shareholder’s consolidated financial statement for its fiscal year ended December 31, 2015. There was no charge for the fiscal year ended March 31, 2017 as the Company’s majority shareholder changed its year end to March 31 to coincide with that of the Company.

•	Tax Fees. The Company was not billed by MSPC for tax services for the fiscal years ended March 31, 2017 or 2016, respectively.

•	All Other Fees. The Company was not billed by MSPC for the fiscal years ended March 31, 2017 and 2016, respectively, for any permitted non-audit services.

PART IV.

ITEM 15 — Exhibits, Financial Statement Schedules

(a)(3) Exhibits. The following exhibits are filed with this Amendment No. 1 on Form 10-K/A to the Annual Report.

Exhibit Number

10.35	Employment agreement dated March 9, 2017 between Emerson Radio (Hong Kong) Limited and Michael Binney. *†

31.3	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.4	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

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

Dated: July 28, 2017