Form 10-Q
period 2017-06-30
EMERSON RADIO CORP
filed 2017-08-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of common stock as of August 12, 2017: 26,994,244.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2017	2016
	(In thousands, except per share data)
Net revenues:
Net product sales	$2,777	$5,471
Licensing revenue	224	1,163
Net revenues	3,001	6,634
Costs and expenses:
Cost of sales	2,771	5,098
Other operating costs and expenses	7	133
Selling, general and administrative expenses	1,282	1,487
	4,060	6,718
Operating (loss)	(1,059)	(84)
Other income:
Interest income, net	104	51
(Loss) before income taxes	(955)	(33)
(Benefit) provision for income tax expense	(65)	21
Net (loss)	(890)	(54)
Basic net (loss) per share	$(0.03)	$(0.00)
Diluted net (loss) per share	$(0.03)	$(0.00)
Weighted average shares outstanding
Basic	27,061	27,130
Diluted	27,061	27,130

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	June 30, 2017	March 31, 2017
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$49,425	$27,471
Short term investments	80	25,078
Accounts receivable, net	1,502	1,208
Royalty receivable	161	99
Inventory	4,416	838
Prepaid purchases	145	750
Prepaid expenses and other current assets	581	1,494
Total Current Assets	56,310	56,938
Property, plant, and equipment, net	20	18
Deferred tax assets, net	812	791
Other assets	101	101
Total Non-current Assets	933	910
Total Assets	$57,243	$57,848
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	1,066	756
Income tax payable	166	165
Total Current Liabilities	1,232	921
Total Non-current Liabilities	—	—
Total Liabilities	$1,232	$921
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at June 30, 2017 and March 31, 2017, respectively; 27,046,719 and 27,065,852 shares outstanding at June 30, 2017 and March 31, 2017, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(3,304)	(2,414)
Treasury stock, at cost (25,919,078 and 25,899,945 shares at June 30, 2017 and March 31, 2017, respectively)	(24,316)	(24,290)
Total Shareholders’ Equity	56,011	56,927
Total Liabilities and Shareholders’ Equity	$57,243	$57,848

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(890)	$(54)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	2	5
Deferred tax assets	(21)	18
Asset allowances and reserves	(86)	(46)
Changes in assets and liabilities:
Accounts receivable	(208)	1,388
Royalty receivable	(62)	1,067
Inventory	(3,578)	(1,777)
Prepaid purchases	605	(72)
Prepaid expenses and other current assets	913	(49)
Other assets	—	1
Accounts payable and other current liabilities	310	289
Due to affiliates	—	(512)
Deferred revenue	—	1,875
Income taxes payable	1	1
Net cash (used) provided by operating activities	(3,014)	2,134
Cash Flows From Investing Activities:
Net proceeds from sale of short term investments	24,998	10,001
Proceeds from restricted cash	—	500
Additions to property, plant and equipment	(4)	(3)
Net cash provided by investing activities	24,994	10,498
Cash Flows from Financing Activities:
Purchases of treasury stock	(26)	—
Net cash (used) by financing activities	(26)	—
Net increase in cash and cash equivalents	21,954	12,632
Cash and cash equivalents at beginning of period	27,471	30,096
Cash and cash equivalents at end of period	$49,425	$42,728
Supplemental disclosures:
Cash paid for:
Interest	$3	$2
Income taxes	$—	$4

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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2017 and the results of operations for the three month periods ended June 30, 2017 and June 30, 2016. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2017 (“fiscal 2017”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2017.

The results of operations for the three month period ended June 30, 2017 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ending March 31, 2018 (“fiscal 2018”).

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

Recently Issued Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates, these are not yet effective for this financial period.

Accounting Standards Update 2014-09 “Revenue from Contracts with Customers” (Issued May 2014)

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers" in order to ensure that revenue recognition requirements are the same under both US GAAP and International Financial Reporting Standards ("IFRS"). ASU 2014-09 removes inconsistencies and provides a more robust framework for addressing revenue issues. ASU 2014-09 was effective for reporting periods and interim periods beginning on or after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 "Deferral of the Effective Date" to delay the implementation of ASU 2014-09 by one year, in response to feedback from preparers, practitioners and users of financial statements. Accordingly, ASU 2014-09 is now effective for reporting periods and interim periods beginning on or after December 15, 2017. Early adoption is permitted for reporting and interim periods beginning on or after December 15, 2016. The Company does not expect these amendments to have a material impact on its financial statements, as it is primarily a seller of tangible personal property whose contracts with customers and the related transaction prices and performance obligations will be minimally affected by the amendments.

Accounting Standards Update 2016-02 “Leases” (Issued February 2016)

In February 2016, the FASB issued ASU 2016-02 "Leases" to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 creates a new Accounting Standards Codification Topic 842 "Leases" to replace the previous Topic 840 "Leases." ASU 2016-02 affects both lessees and lessors, although for the latter the provisions are similar to the previous model, but updated to align with certain changes to the lessee model and also the new revenue recognition provisions contained in ASU 2014-09 (see above). ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is assessing the standard to determine if ASU 2016-02 will have a material impact on its financial statements.

Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses” (Issued June 2016)

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" to introduce new guidance for the accounting for credit losses on instruments within its scope. ASU 2016-13 requires among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company does not expect these amendments to have a material impact on its financial statements.

NOTE 2 — NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended June 30,
	2017	2016
	(In thousands, except per share data)
Numerator:
Net (loss)	$(890)	$(54)
Denominator:
Denominator for basic and diluted earnings per share — weighted average shares	27,061	27,130
Net (loss) per share:
Basic and diluted (loss) per share	$(0.03)	$(0.00)

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at June 30, 2017 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At June 30, 2017, the Company had no options, warrants or other potentially dilutive securities outstanding.

In December 2016, the Company publicly announced the approval  by the Board of Directors of the repurchase of up to $5 million of its common stock, that the repurchases may be effected from time to time at prevailing market prices, through open market or in privately negotiated transactions, which may include, in whole or in part, the establishment of a purchase program pursuant to the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, through block purchases or through accelerated or forward or similar stock purchases, and that the Company intends to run the repurchase program through the end of calendar 2017, unless the period is extended or shortened by the Board of Directors. Under the program, repurchases will be funded from available working capital and any repurchased shares will be held in the treasury as authorized and issued shares available for general corporate purposes. As of June 30, 2017, the Company had repurchased 83,113 shares under this program, of which 19,133 shares were purchased during the three months ended June 30, 2017.

NOTE 4 — INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of June 30, 2017 and March 31, 2017, inventories consisted of the following (in thousands):

	June 30, 2017	March 31, 2017
Finished goods	$4,416	$838

NOTE 5 — INCOME TAXES

At June 30, 2017, the Company had $1.2 million of U.S. federal net operating loss carry forwards and approximately $3.8 million of U.S. state net operating loss carry forwards included in net deferred tax assets that are available to offset future taxable income and can be carried forward for 20 years. Management believes it is less than likely that all of the net deferred tax assets will be realized through tax planning strategies available in future periods and through future profitable operating results, therefore management has increased its valuation allowance by $364,000 to a total of $651,000. The gross amount of the Company’s deferred tax assets at June 30, 2017 was $1,463,000 as compared to $1,080,000 as of March 31, 2017.

The Company’s effective tax rate differs from the federal statutory rate primarily due to income and losses incurred in foreign jurisdictions and taxed at locally applicable tax rates, subpart F income included in the Company’s tax expense, expenses that are not deductible for federal income tax purposes, increases to the valuation allowance and state income taxes.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of June 30, 2017, the Company’s open tax years for examination for U.S. federal tax are fiscal 2014-fiscal 2016 and for U.S. states tax are fiscal 2012-fiscal 2016.

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

Ancillary Expenses Pertaining to Rented Office Space in Hong Kong

During the three months ended June 30, 2017, the Company was billed approximately $4,000  for utility and service charges from The Grande Properties Management Limited (“GPML”) and Lafe Strategic Services Limited (“LSSL”), both related parties to the Company in connection with the Company’s rented office space in Hong Kong. The Company owed nil to both GPML and LSSL related to these charges at June 30, 2017.

Administrative service fees charged to related parties

During the three months ended June 30, 2017, the Company billed approximately $6,000 for administrative fees to Phenomenon Agents Ltd (“PAL”), Sansui Acoustics Research Corporation (“SARC”) and TWD Industrial Co. Ltd. (“TICL"), all of which are related parties to the Company. The Company was owed nil from PAL, SARC and TICL related to these charges at June 30, 2017.

NOTE 7 — SHORT TERM INVESTMENTS

At June 30, 2017 and March 31, 2017, the Company held short term investments totaling $0.1 million and $25.1 million, respectively. These investments were comprised of bank certificates of deposit.

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
•

the other factors listed under “Risk Factors” in the Company’s Form 10-K, as amended, for the fiscal year ended March 31, 2017 and other filings with the Securities and Exchange Commission (the “SEC”).

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

Results of Operations

The following table summarizes certain financial information for the three month periods ended June 30, 2017 (fiscal 2018) and June 30, 2016 (fiscal 2017) (in thousands):

	Three months ended June 30,
	2017	2016
Net product sales	$2,777	$5,471
Licensing revenue	224	1,163
Net revenues	3,001	6,634
Cost of sales	2,771	5,098
Other operating costs and expenses	7	133
Selling, general and administrative expenses	1,282	1,487
Operating (loss)	(1,059)	(84)
Interest income, net	104	51
(Loss) before income taxes	(955)	(33)
(Benefit) provision for income taxes	(65)	21
Net (loss)	$(890)	$(54)

Net product sales — Net product sales for the first quarter of fiscal 2018 were $2.8 million as compared to $5.5 million for the first quarter of fiscal 2017, a decrease of $2.7 million, or 49.2%. The Company’s sales during the first quarters of fiscal 2018 and fiscal 2017 were highly concentrated among the Company’s two largest customers – Wal-Mart and Fred Meyer, where gross product sales comprised approximately 70.1% and 88.5% of the Company’s total gross product sales.

Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $12,000 and $37,000 for the first quarters of fiscal 2018 and fiscal 2017, respectively. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)

Houseware product net sales decreased $2.5 million, or 52.7%, to $2.3 million in the first quarter of fiscal 2018 as compared to $4.8 million in the first quarter of fiscal 2017, principally driven by a decrease in year-over-year sales of microwave ovens and compact refrigerators, partially offset by an increase in wine products.

ii)

Audio product net sales were $0.5 million in the first quarter of fiscal 2018 as compared to $0.7 million in the first quarter of fiscal 2017, a decrease of $0.2 million, or 25.8%, resulting from decreased net sales of clock radios.

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

Emerson has taken active steps to further streamline its operations to reduce and control its operating costs. The operating costs for the first quarter of fiscal 2018 were reduced to $1.3 million as compared to $1.5 million for the first quarter of fiscal 2017.

Licensing revenue — Licensing revenue in the first quarter of fiscal 2018 was $0.2 million as compared to $1.2 million in the first quarter of fiscal 2017, a decrease of $1.0 million or 80.7% which can be primarily attributed to the loss of the license agreement with Funai which ended on December 31, 2016.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $3.0 million in the first quarter of fiscal 2018 as compared to $6.6 million in the first quarter of fiscal 2017, a decrease of $3.6 million, or 54.8%.

Cost of sales — In absolute terms, cost of sales decreased $2.3 million, or 45.7%, to $2.8 million in the first quarter of fiscal 2018 as compared to $5.1 million in the first quarter of fiscal 2017. The decrease in absolute terms for the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017 was primarily related to the reduced net product sales and lower year-over-year gross cost of sales as a percentage of gross sales.

The Company purchases the products it sells from a limited number of factory suppliers. For the first quarter of fiscal 2018 and fiscal 2017, the Company purchased 96% and 91%, respectively, from its two largest suppliers.

Other operating costs and expenses — Other operating costs and expenses as a percentage of net product sales were 0.3% for the first quarter of fiscal 2018 as compared to 2.4% for the first quarter of fiscal 2017. In absolute terms, other operating costs and expenses decreased $126,000, or 94.7%, to $7,000 for the first quarter of fiscal 2018 as compared to $133,000 for the first quarter of fiscal 2017 as a result of lower warranty and returns processing costs.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, in absolute terms, was $1.3 million in the first quarter of fiscal 2018 as compared to $1.5 million in the first quarter of fiscal 2017, a decrease of $0.2 million, or 13.8%. S,G&A, as a percentage of net revenues, was 42.7% in the first quarter of fiscal 2018 as compared to 22.4% in the first quarter of fiscal 2017. The decrease in S,G&A was due to reductions in consulting costs, directors fees, compensation costs and audit fees.

Interest income, net — Interest income, net, was $104,000 in the first quarter of fiscal 2018 as compared to $51,000 in the first quarter of fiscal 2017, an increase of $53,000. The increase was primarily due to higher average interest rates on the Company’s short term investments.

(Benefit) provision for income taxes — In the first quarter of fiscal 2018, the Company recorded an income tax benefit of $65,000 as compared to income tax expense of $21,000 in the first quarter of fiscal 2017. Although the Company generated a net loss during the first quarter of fiscal 2018, it was unable to realize a larger income tax benefit due to a valuation allowance recorded against its deferred tax assets of approximately $363,000.

Net income (loss) — As a result of the foregoing factors, the Company realized a net loss of $0.9 million in the first quarter of fiscal 2018 as compared to a net loss of $0.1 million in the first quarter of fiscal 2017.

Liquidity and Capital Resources

As of June 30, 2017, the Company had cash and cash equivalents of approximately $49.4 million, as compared to approximately $42.7 million at June 30, 2016. Working capital decreased to $55.1 million at June 30, 2017 as compared to $55.6 million at June 30, 2016. The increase in cash and cash equivalents of approximately $6.7 million was due to a decrease in short term investments of $10.1 million, a decrease in prepaid purchases of $0.8 million and a decrease in deferred tax assets of $0.6 million partially offset by a decrease in deferred revenue of $1.9 million, the net loss generated during the prior 12 months of $1.1 million, a decrease in accounts payable and other current liabilities of $0.9 million, an increase in inventory of $0.6 million and a decrease in income taxes payable of $0.3 million.

Cash Flows

Net cash used by operating activities was $3.0 million for the three months ended June 30, 2017, resulting from a $3.6 million increase in inventory, the $0.9 million of net loss generated during the period, a $0.2 million increase in accounts receivable and an increase in royalty receivables of $0.1 million partially offset by a $0.9 million decrease in prepaid expenses and other current assets, a $0.6 million decrease in prepaid purchases and a $0.3 million decrease in accounts payable and other current liabilities.

Net cash provided by investing activities was $25.0 million for the three months ended June 30, 2017 due to a reduction in short term certificates of deposit.

Net cash used by financing activities was approximately $26,000 for the three months ended June 30, 2017 due to repurchases of common stock pursuant to the Company’s stock repurchase plan.

Sources and Uses of Funds

The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

As previously disclosed, Funai terminated its license agreement with the Company effective as of December 31, 2016. This event will continue to have a material impact on the Company’s business, financial condition, results of operations and cash position. The Company is analyzing the impacts to its business of these events and is identifying strategic courses of action for consideration.

Off-Balance Sheet Arrangements

As of June 30, 2017, the Company did not have any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates, these are not yet effective for this financial period.

Accounting Standards Update 2014-09 “Revenue from Contracts with Customers” (Issued May 2014)

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers" in order to ensure that revenue recognition requirements are the same under both US GAAP and International Financial Reporting Standards ("IFRS"). ASU 2014-09 removes inconsistencies and provides a more robust framework for addressing revenue issues. ASU 2014-09 was effective for reporting periods and interim periods beginning on or after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 "Deferral of the Effective Date" to delay the implementation of ASU 2014-09 by one year, in response to feedback from preparers, practitioners and users of financial statements. Accordingly, ASU 2014-09 is now effective for reporting periods and interim periods beginning on or after December 15, 2017. Early adoption is permitted for reporting and interim periods beginning on or after December 15, 2016. The Company does not expect these amendments to have a material impact on its financial statements, as it is primarily a seller of tangible personal property whose contracts with customers and the related transaction prices and performance obligations will be minimally affected by the amendments.

Accounting Standards Update 2016-02 “Leases” (Issued February 2016)

In February 2016, the FASB issued ASU 2016-02 "Leases" to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 creates a new Accounting Standards Codification Topic 842 "Leases" to replace the previous Topic 840 "Leases." ASU 2016-02 affects both lessees and lessors, although for the latter the provisions are similar to the previous model, but updated to align with certain changes to the lessee model and also the new revenue recognition provisions contained in ASU 2014-09 (see above). ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is assessing the standard to determine if ASU 2016-02 will have a material impact on its financial statements.

Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses” (Issued June 2016)

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" to introduce new guidance for the accounting for credit losses on instruments within its scope. ASU 2016-13 requires among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company does not expect these amendments to have a material impact on its financial statements.

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

The Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2017, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

The Company’s operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended for the year ended March 31, 2017, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of the Company’s common stock. There have been no material changes to our risk factors disclosed in the Company's Annual Report on Form 10-K, as amended, for the year ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table reports information regarding repurchases by the Company of its common stock during the three months ended June 30, 2017:

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2017	—	—	—	$4,933,422
May 1 through May 31, 2017	—	—	—	$4,933,422
June 1 through June 30, 2017	19,133	$1.34	19,133	$4,907,735
Total	19,133	$1.34	19,133	$4,907,735

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

EMERSON RADIO CORP.
(Registrant)

/s/ Duncan Hon
Date: August 14, 2017	Duncan Hon
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Binney
Date: August 14, 2017	Michael Binney
Chief Financial Officer (Principal Financial and Accounting Officer)