Form 10-Q
period 2017-09-30
EMERSON RADIO CORP
filed 2017-11-14
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of common stock as of November 14, 2017: 24,488,703.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)		(In thousands, except per share data)
Net revenues:
Net product sales	$3,561	$4,844	$6,338	$10,315
Licensing revenue	161	1,185	385	2,348
Net revenues	3,722	6,029	6,723	12,663
Costs and expenses:
Cost of sales	3,475	4,462	6,246	9,560
Other operating costs and expenses	17	44	24	177
Selling, general and administrative expenses	1,402	1,196	2,684	2,683
	4,894	5,702	8,954	12,420
Operating (loss) income	(1,172)	327	(2,231)	243
Other income:
Interest income, net	130	57	234	108
(Loss) income before income taxes	(1,042)	384	(1,997)	351
(Benefit) provision for income tax expense	—	219	(65)	240
Net (loss) income	(1,042)	165	(1,932)	111
Basic net (loss) income per share	$(0.04)	$.01	$(0.07)	$.00
Diluted net (loss) income per share	$(0.04)	$.01	$(0.07)	$.00
Weighted average shares outstanding
Basic	26,223	27,130	26,640	27,130
Diluted	26,223	27,130	26,640	27,130

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	September 30, 2017	March 31, 2017
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$21,927	$27,471
Short term investments	23,175	25,078
Accounts receivable, net	1,778	1,208
Royalty receivable	63	99
Inventory	3,417	838
Prepaid purchases	366	750
Prepaid expenses and other current assets	830	1,494
Total Current Assets	51,556	56,938
Property, plant, and equipment, net	18	18
Deferred tax assets, net	815	791
Other assets	101	101
Total Non-current Assets	934	910
Total Assets	$52,490	$57,848
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	981	756
Income tax payable	166	165
Total Current Liabilities	1,147	921
Total Non-current Liabilities	—	—
Total Liabilities	$1,147	$921
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at September 30, 2017 and March 31, 2017, respectively; 24,572,801 and 27,065,852 shares outstanding at September 30, 2017 and March 31, 2017, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(4,346)	(2,414)
Treasury stock, at cost (28,392,996 and 25,899,945 shares at September 30, 2017 and March 31, 2017, respectively)	(27,942)	(24,290)
Total Shareholders’ Equity	51,343	56,927
Total Liabilities and Shareholders’ Equity	$52,490	$57,848

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2017	2016
	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(1,932)	$111
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	4	7
Deferred tax assets	(24)	82
Asset allowances and reserves	(57)	(90)
Changes in assets and liabilities:
Accounts receivable	(513)	2,020
Royalty receivable	36	1,044
Inventory	(2,579)	(1,832)
Prepaid purchases	384	355
Prepaid expenses and other current assets	664	(244)
Accounts payable and other current liabilities	225	(573)
Due to affiliates	—	(512)
Deferred revenue	—	938
Income taxes payable	1	35
Net cash (used) provided by operating activities	(3,791)	1,341
Cash Flows From Investing Activities:
Net proceeds from sale of short term investments	1,903	7,091
Proceeds from restricted cash	—	500
Additions to property, plant and equipment	(4)	(3)
Net cash provided by investing activities	1,899	7,588
Cash Flows from Financing Activities:
Purchases of treasury stock	(3,652)	—
Net cash (used) by financing activities	(3,652)	—
Net (decrease) increase in cash and cash equivalents	(5,544)	8,929
Cash and cash equivalents at beginning of period	27,471	30,096
Cash and cash equivalents at end of period	$21,927	$39,025
Supplemental disclosures:
Cash paid for:
Interest	$5	$2
Income taxes	$4	$8

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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2017 and the results of operations for the three and six month periods ended September 30, 2017 and September 30, 2016. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2017 (“fiscal 2017”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2017.

The results of operations for the three and six month periods ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ending March 31, 2018 (“fiscal 2018”).

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

NOTE 2 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts). Weighted average shares includes the impact of shares held in treasury.

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Net (loss) income	$(1,042)	$165	$(1,932)	$111
Denominator:
Denominator for basic and diluted earnings per share — weighted average shares	26,223	27,130	26,640	27,130
Net (loss) income per share:
Basic and diluted (loss) income per share	$(0.04)	$.01	$(0.07)	$.00

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at September 30, 2017 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At September 30, 2017, the Company had no options, warrants or other potentially dilutive securities outstanding.

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

. In September 2017, the Company’s Board of Directors approved an additional $5 million, bringing the total authorized stock repurchases under the program to $10 million and extended the program to June 30, 2018. Under the program, repurchases will be funded from available working capital and any repurchased shares will be held in the treasury as authorized and issued shares available for general corporate purposes. As of September 30, 2017, the Company had repurchased 2,557,031 shares under this program, of which 2,473,918 shares were purchased during the three months ended September 30, 2017.

NOTE 4 — INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of September 30, 2017 and March 31, 2017, inventories consisted of the following (in thousands):

	September 30, 2017	March 31, 2017
Finished goods	$3,417	$838

NOTE 5 — INCOME TAXES

At September 30, 2017, the Company had $1.9 million of U.S. federal net operating loss (“NOL”) carry forwards and approximately $4.8 million of U.S. state net operating loss carry forwards included in net deferred tax assets that are available to offset future taxable income and can be carried forward for 20 years. Management believes it is less than likely that all of the net deferred tax assets will be realized through tax planning strategies available in future periods and through future profitable operating results, therefore management has increased its valuation allowance by $775,000 to a total of $1,063,000 as of September 30, 2017. The gross amount of the Company’s deferred tax assets at September 30, 2017 was $1,879,000 as compared to $1,080,000 as of March 31, 2017.

Due to a change in ownership of Grande by Wealth Warrior Global Limited, as disclosed in a Schedule 13D filing on October 10, 2017, the Company’s ability to use a portion of its domestic NOL and tax carryforwards may be limited in future periods under the change of ownership provisions of the Tax Reform Act of 1986 (Internal Revenue Code Section 382). Furthermore, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities (see Item 1A. Risk Factors).

The Company’s effective tax rate differs from the federal statutory rate primarily due to income and losses incurred in foreign jurisdictions and taxed at locally applicable tax rates, subpart F income included in the Company’s tax expense, expenses that are not deductible for federal income tax purposes, increases to the valuation allowance and state income taxes.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of September 30, 2017, the Company’s open tax years for examination for U.S. federal tax are fiscal 2014-fiscal 2016 and for U.S. states tax are fiscal 2012-fiscal 2016.

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

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Grande, collectively have the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 62.0%, of the Company’s outstanding common stock. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

On September 26, 2017, Wealth Warrior Global Limited (“Wealth Warrior”) acquired approximately 65.9% of the outstanding share capital of Grande from Sino Bright Enterprises Co., Ltd., a company related to the Company’s Chairman of the Board. Based upon disclosures filed by Wealth Warrior on a Schedule 13D on October 10, 2017, Wealth Warrior, together with its affiliates, collectively hold 73.9% of the outstanding share capital of Grande as of October 10, 2017. Accordingly, a change of control of the Company was deemed to have occurred as Wealth Warrior may be deemed to be a controlling person of Grande, and as a result may be deemed to share the power to vote or direct the vote of (and to share the power to dispose or direct the disposition of) the shares of the Company held for the account of S&T.

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

Ancillary Expenses Pertaining to Rented Office Space in Hong Kong

During the three and six months ended September 30, 2017, the Company was billed approximately $4,000 and $8,000 for utility and service charges from The Grande Properties Management Limited (“GPML”) and Lafe Strategic Services Limited (“LSSL”), which are companies related to the Company’s Chairman of the Board, in connection with the Company’s rented office space in Hong Kong. The Company owed nil to both GPML and LSSL related to these charges at September 30, 2017.

Administrative service fees charged to related parties

During the three and six months ended September 30, 2017, the Company billed approximately $6,000 and $12,000 for administrative fees to Phenomenon Agents Ltd (“PAL”), Sansui Acoustics Research Corporation (“SARC”) and TWD Industrial Co. Ltd. (“TICL"), which are subsidiaries of Grande. The Company was owed nil from PAL, SARC and TICL related to these charges at September 30, 2017.

NOTE 7 — SHORT TERM INVESTMENTS

At September 30, 2017 and March 31, 2017, the Company held short term investments totaling $23.2 million and $25.1 million, respectively. These investments were comprised of bank certificates of deposit, which bear an interest rate of 1.5% and will mature in October 2017.

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

Results of Operations

The following table summarizes certain financial information for the three and six month periods ended September 30, 2017 (fiscal 2018) and September 30, 2016 (fiscal 2017) (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net product sales	$3,561	$4,844	$6,338	$10,315
Licensing revenue	161	1,185	385	2,348
Net revenues	3,722	6,029	6,723	12,663
Cost of sales	3,475	4,462	6,246	9,560
Other operating costs and expenses	17	44	24	177
Selling, general and administrative expenses	1,402	1,196	2,684	2,683
Operating (loss) income	(1,172)	327	(2,231)	243
Interest income, net	130	57	234	108
(Loss) income before income taxes	(1,042)	384	(1,997)	351
(Benefit) provision for income taxes	-	219	(65)	240
Net (loss) income	$(1,042)	$165	$(1,932)	$111

Net product sales — Net product sales for the second quarter of fiscal 2018 were $3.6 million as compared to $4.8 million for the second quarter of fiscal 2017, a decrease of $1.2 million, or 26.5%. The Company’s sales during the second quarters of fiscal 2018 and fiscal 2017 were highly concentrated among the Company’s two largest customers – Wal-Mart and Fred Meyer, where gross product sales comprised approximately 70.5% and 88.0% of the Company’s total gross product sales.

For the six month period of fiscal 2018, net product sales were $6.3 million as compared to $10.3 million for the six month period of fiscal 2017, a decrease of $4.0 million, or 38.6%. The Company’s sales during the six month periods of fiscal 2018 and fiscal 2017 were highly concentrated among the Company’s two largest customers – Wal-Mart and Fred Meyer, where gross product sales comprised approximately 68.9% and 88.2% of the Company’s total gross product sales.

Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $11,000 and $44,000 for the second quarters of fiscal 2018 and fiscal 2017, respectively, and approximately $23,000 and $81,000 for the six month periods of fiscal 2018 and fiscal 2017 respectively. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)

Houseware product net sales decreased $1.6 million, or 38.7%, to $2.5 million in the second quarter of fiscal 2018 as compared to $4.1 million in the second quarter of fiscal 2017, principally driven by a decrease in year-over-year sales of microwave ovens and compact refrigerators, partially offset by an increase in toaster ovens. For the six month period of fiscal 2018, houseware product net sales were $4.8 million, a decrease of $4.1 million, or 46.3%, from $8.9 million for the six month period of fiscal 2017, principally driven by a decrease in year-over-year sales of microwave ovens and compact refrigerators, partially offset by an increase in toaster ovens and wine products.

ii)

Audio product net sales were $1.1 million in the second quarter of fiscal 2018 as compared to $0.8 million in the second quarter of fiscal 2017, an increase of $0.3 million, or 40.7%, resulting from increased net sales of clock radios. For the six month period of fiscal 2018, audio product net sales were $1.6 million, an increase of $0.1 million or 8.6%, from $1.5 million in the six month period of fiscal 2017 resulting from increased net sales of clock radios.

Business operations —Emerson will continue to expand the existing distribution channels and to develop and promote new products to regain shelf spaces in these retailers in the USA. Emerson is also investing in products and marketing activities to expand its sales through internet and ecommerce channels. These efforts would require investments in appropriate human resources, media marketing and development of products in various categories in addition to the traditional home appliances and audio products on which Emerson has historically focused.

Emerson has taken active steps to manage and control its operating costs. However, the operating costs for the second quarter of fiscal 2018 were $1.4 million as compared to $1.2 million for the second quarter of fiscal 2017. The increase in costs was due to $0.4 million of legal fees attributable to a trademark infringement suit taken by Emerson against a third party. The case is ongoing and Emerson will incur additional legal costs going forward. For the six month periods of both fiscal 2018 and 2017, operating costs remained the same at $2.7 million.

Licensing revenue — Licensing revenue in the second quarter of fiscal 2018 was $0.2 million as compared to $1.2 million in the second quarter of fiscal 2017, a decrease of $1.0 million or 86.4% which can be primarily attributed to the loss of the license agreement with Funai which ended on December 31, 2016.

Licensing revenue for the six month period of fiscal 2018 was $0.4 million as compared to $2.3 million for the six month period of fiscal 2017, a decrease of $1.9 million or 83.6% which can be primarily attributed to the loss of the license agreement with Funai which ended on December 31, 2016.

Management will continue to find licensees and to negotiate for a replacement licensee to Funai. However, given the current status of the world-wide TV consumer market, it is doubtful as to when a new contract will be concluded.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $3.7 million in the second quarter of fiscal 2018 as compared to $6.0 million in the second quarter of fiscal 2017, a decrease of $2.3 million, or 38.3% and $6.7 million for the six month period of fiscal 2018 as compared to $12.7 million for the six month period of fiscal 2017, a decrease of $6.0 million or 46.9%.

Cost of sales — In absolute terms, cost of sales decreased $1.0 million, or 22.1%, to $3.5 million in the second quarter of fiscal 2018 as compared to $4.5 million in the second quarter of fiscal 2017. The decrease in absolute terms for the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017 was primarily related to the reduced net product sales partially offset by higher year-over-year gross cost of sales as a percentage of gross sales.

In absolute terms, cost of sales decreased $3.3 million, or 34.7%, to $6.3 million for the six month period of fiscal 2018 as compared to $9.6 million for the six month period of fiscal 2017. The decrease in absolute terms for the six month period of fiscal 2018 as compared to the six month period of fiscal 2017 was primarily related to the reduced net product sales.

The Company purchases the products it sells from a limited number of factory suppliers. For the second quarter of fiscal 2018 and fiscal 2017, the Company purchased 81% and 96%, respectively, from its two largest suppliers. For the six month period of fiscal 2018 and fiscal 2017, the Company purchased 92% and 90%, respectively, from its two largest suppliers.

Other operating costs and expenses — Other operating costs and expenses as a percentage of net product sales were 0.5% for the second quarter of fiscal 2018 as compared to 0.9% for the second quarter of fiscal 2017. In absolute terms, other operating costs and expenses decreased $27,000, or 61.4%, to $17,000 for the second quarter of fiscal 2018 as compared to $44,000 for the second quarter of fiscal 2017 as a result of lower warranty and returns processing costs.

For the six month period of fiscal 2018, other operating costs and expenses as a percentage of net product sales were 0.4% as compared to 1.7% for the six month period of fiscal 2017. In absolute terms, other operating costs and expenses decreased $153,000, or 86.4%, to $24,000 for the six month period of fiscal 2018 as compared to $177,000 for the six month period of fiscal 2017 as a result of lower warranty and returns processing costs.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, in absolute terms, was $1.4 million in the second quarter of fiscal 2018 as compared to $1.2 million in the second quarter of fiscal 2017, an increase of $0.2 million, or 17.2%. S,G&A, as a percentage of net revenues, was 37.7% in the second quarter of fiscal 2018 as compared to 19.8% in the second quarter of fiscal 2017. The increase in S,G&A was due to increased legal fees of $0.4 million as mentioned under “Business Operations” above, partially offset by reductions in compensation costs, insurance costs, consulting costs, directors fees, and audit fees.

S,G&A, in absolute terms, was $2.7 million for the six month period of fiscal 2018 as compared to $2.7 million for the six month period of fiscal 2017. S,G&A, as a percentage of net revenues, was 39.9% for the six month period of fiscal 2018 as compared to 21.2% for the six month period of fiscal 2017. S,G&A remained flat with reductions in compensation costs, consulting costs, directors fees, and audit fees offset by increased legal fees.

Interest income, net — Interest income, net, was $130,000 in the second quarter of fiscal 2018 as compared to $57,000 in the second quarter of fiscal 2017, an increase of $73,000. The increase was primarily due to higher average interest rates on the Company’s short term investments.

Interest income, net, was $234,000 for the six month period of fiscal 2018 as compared to $108,000 for the six month period of fiscal 2017, an increase of $126,000. The increase was primarily due to higher average interest rates on the Company’s short term investments.

(Benefit) provision for income taxes — In the second quarter of fiscal 2018, the Company recorded an income tax benefit of nil as compared to income tax expense of $219,000 in the second quarter of fiscal 2017. Although the Company generated a net loss during the second quarter of fiscal 2018, it was unable to realize an income tax benefit due to a valuation allowance recorded against its deferred tax assets of approximately $412,000.

For the six month period of fiscal 2018, the Company recorded an income tax benefit of $65,000 as compared to income tax expense of $240,000 for the six month period of fiscal 2017. Although the Company generated a net loss during the six month period of fiscal 2018, it was unable to realize a larger income tax benefit due to a valuation allowance recorded against its deferred tax assets of approximately $775,000.

Net income (loss) — As a result of the foregoing factors, the Company realized a net loss of $1.0 million in the second quarter of fiscal 2018 as compared to net income of $0.2 million in the second quarter of fiscal 2017.

For the six month period of fiscal 2018, the Company realized a net loss of $1.9 million as compared to net income of $0.1 million for the six month period of fiscal 2017.

Liquidity and Capital Resources

As of September 30, 2017, the Company had cash and cash equivalents of approximately $21.9 million, as compared to approximately $39.0 million at September 30, 2016. Working capital decreased to $50.4 million at September 30, 2017 as compared to $55.9 million at September 30, 2016. The decrease in cash and cash equivalents of approximately $17.1 million was due to an increase in short term investments of $10.1 million, an increase in treasury stock of $3.7 million, the net loss generated during the prior 12 months of $2.3 million, a decrease in deferred revenue of $0.9 million, an increase in accounts receivable of $0.9 million, a decrease in income taxes payable of $0.3 million, a decrease in accounts payable and other current liabilities of $0.1 million partially offset by a decrease in deferred tax assets of $0.5 million, a decrease in inventory of $0.5 million and a decrease in royalties receivable of $0.2 million.

Cash Flows

Net cash used by operating activities was $3.8 million for the six months ended September 30, 2017, resulting from a $2.6 million increase in inventory, the $1.9 million of net loss generated during the period, a $0.5 million increase in accounts receivable partially offset by a $0.6 million decrease in prepaid expenses and other current assets, a $0.4 million decrease in prepaid purchases and a $0.2 million increase in accounts payable and other current liabilities.

Net cash provided by investing activities was $1.9 million for the six months ended September 30, 2017 due to a reduction in short term certificates of deposit.

Net cash used by financing activities was approximately $3.7 million for the six months ended September 30, 2017 due to repurchases of common stock pursuant to the Company’s stock repurchase plan.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, the Company did not have any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

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

The Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2017, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

The Company’s operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended for the year ended March 31, 2017, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of the Company’s common stock. Except as set forth below, there have been no material changes to our risk factors disclosed in the Company's Annual Report on Form 10-K, as amended, for the year ended March 31, 2017.

Certain of the Company’s directors and officers may have actual or potential conflicts of interest because of their relationships with Grande, and accordingly have loyalties and fiduciary obligations to both Grande and the Company.

Mr. Duncan Hon, the Chief Executive Officer and a director of the Company, and Mr. Michael Binney, the Chief Financial Officer and a director of the Company, have material relationships with Grande that may have actual or potential conflicts of interest with their duties to the Company. Messrs. Hon and Binney also serve as the Chief Executive Officer and Group Chief Financial Officer, respectively, and as executive directors of Grande. As described in Note 6 to the Company’s financial statements and in the Company’s previous filings with the SEC, there have historically been certain related party transactions between the Company and certain subsidiaries and affiliates of Grande. Although the Company has established procedures designed to ensure that material related party transactions are fair to the Company, transactions between the Company and Grande, even if entered into on an arm’s-length basis, create the potential for, or could result in, conflicts of interests.

The Company’s ability to use some or all of its net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes to offset its post-change income may be limited. On September 26, 2017, Wealth Warrior Global Limited (“Wealth Warrior”) acquired approximately 65.9% of the outstanding share capital of Grande from Sino Bright Enterprises Co., Ltd., a company related to the Company’s Chairman of the Board. Based upon disclosures filed by Wealth Warrior on a Schedule 13D on October 10, 2017, Wealth Warrior, together with its affiliates, collectively hold 73.9% of the outstanding share capital of Grande as of October 10, 2017. Accordingly, Wealth Warrior may be deemed to be a controlling person of Grande, and as a result may be deemed to share the power to vote or direct the vote of (and to share the power to dispose or direct the disposition of) the shares of the Company held for the account of S&T. This change of control of Grande, the Company’s controlling stockholder, together with other direct and indirect changes in the ownership of the Company may give rise to an “ownership change” under Section 382 of the Code. As a result, the Company’s ability to use pre-change NOLs to offset any U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table reports information regarding repurchases by the Company of its common stock during the three months ended September 30, 2017:

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through July 31, 2017	42,975	$1.37	42,975	$4,848,708
August 1 through August 31, 2017	2,257,676	$1.47	2,257,676	$1,528,821
September 1 through September 30, 2017	173,267	$1.43	173,267	$6,281,400
Total	2,473,918	$1.47	2,473,918	$6,281,400

(1)

In December 2016, the Company’s Board of Directors approved the repurchase of up to $5 million of the Company’s common stock under a new stock repurchase plan. The repurchases may be effected from time to time at prevailing market prices, through open market or in privately negotiated transactions, which may include, in whole or in part, the establishment of a purchase program pursuant to the safe harbor provided by Rule 10b5-1 under the Exchange Act, through block purchases or through accelerated or forward or similar stock purchases. Repurchased shares are held in treasury. In September 2017, the Company’s Board of Directors approved an additional $5 million, bringing the total authorized stock repurchases under the program to $10 million and extended the program to June 30, 2018.

Item 3. Defaults Upon Senior Securities.

(a) None

(b) None

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

10.1

Purchase Agreement, dated August 31, 2017, between the Company and BML Investment Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2017).

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

EMERSON RADIO CORP.
(Registrant)

/s/ Duncan Hon
Date: November 14, 2017	Duncan Hon
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Binney
Date: November 14, 2017	Michael Binney
Chief Financial Officer (Principal Financial and Accounting Officer)