Form 10-Q
period 2017-12-31
EMERSON RADIO CORP
filed 2018-02-15
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate the number of shares outstanding of common stock as of February 12, 2018: 23,716,992.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(In thousands, except per share data)		(In thousands, except per share data)
Net revenues:
Net product sales	$4,075	$3,764	$10,413	$14,079
Licensing revenue	161	1,170	546	3,518
Net revenues	4,236	4,934	10,959	17,597
Costs and expenses:
Cost of sales	4,046	3,361	10,292	12,921
Other operating costs and expenses	14	23	38	200
Selling, general and administrative expenses	1,100	1,198	3,784	3,881
	5,160	4,582	14,114	17,002
Operating (loss) income	(924)	352	(3,155)	595
Other income:
Interest income, net	131	54	365	162
(Loss) income before income taxes	(793)	406	(2,790)	757
Provision (Benefit) for income tax expense	378	(42)	313	198
Net (loss) income	(1,171)	448	(3,103)	559
Basic net (loss) income per share	$(0.05)	$.02	$(0.12)	$.02
Diluted net (loss) income per share	$(0.05)	$.02	$(0.12)	$.02
Weighted average shares outstanding
Basic	24,299	27,129	25,857	27,130
Diluted	24,299	27,129	25,857	27,130

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	December 31, 2017	March 31, 2017
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$20,819	$27,471
Short term investments	22,233	25,078
Accounts receivable, net	1,592	1,208
Royalty receivable	63	99
Inventory	3,071	838
Prepaid purchases	1,451	750
Prepaid expenses and other current assets	576	1,494
Total Current Assets	49,805	56,938
Property, plant, and equipment, net	16	18
Deferred tax assets, net	569	791
Other assets	172	101
Total Non-current Assets	757	910
Total Assets	$50,562	$57,848
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	1,087	756
Income tax payable	295	165
Total Current Liabilities	1,382	921
Total Non-current Liabilities	—	—
Total Liabilities	$1,382	$921
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at December 31, 2017 and March 31, 2017, respectively; 23,903,444 and 27,065,852 shares outstanding at December 31, 2017 and March 31, 2017, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(5,517)	(2,414)
Treasury stock, at cost (29,062,353 and 25,899,945 shares at December 31, 2017 and March 31, 2017, respectively)	(28,934)	(24,290)
Total Shareholders’ Equity	49,180	56,927
Total Liabilities and Shareholders’ Equity	$50,562	$57,848

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2017	2016
	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(3,103)	$559
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	6	13
Deferred tax assets	222	387
Asset allowances and reserves	14	(173)
Changes in assets and liabilities:
Accounts receivable	(398)	2,198
Royalty receivable	36	1,142
Inventory	(2,233)	(610)
Prepaid purchases	(701)	696
Prepaid expenses and other current assets	918	(1,678)
Other assets	(71)	1
Accounts payable and other current liabilities	331	(618)
Due to affiliates	—	(512)
Income taxes payable	130	(290)
Net cash (used) provided by operating activities	(4,849)	1,115
Cash Flows From Investing Activities:
Net proceeds from sale of short term investments	2,845	9,886
Proceeds from restricted cash	—	500
Additions to property, plant and equipment	(4)	(5)
Net cash provided by investing activities	2,841	10,381
Cash Flows from Financing Activities:
Purchases of treasury stock	(4,644)	(18)
Net cash (used) by financing activities	(4,644)	(18)
Net (decrease) increase in cash and cash equivalents	(6,652)	11,478
Cash and cash equivalents at beginning of period	27,471	30,096
Cash and cash equivalents at end of period	$20,819	$41,574
Supplemental disclosures:
Cash paid for:
Interest	$3	$2
Income taxes	$4	$1,524

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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of December 31, 2017 and the results of operations for the three and nine month periods ended December 31, 2017 and December 31, 2016. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2017 (“fiscal 2017”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2017.

The results of operations for the three and nine month periods ended December 31, 2017 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ending March 31, 2018 (“fiscal 2018”).

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Net (loss) income	$(1,171)	$448	$(3,103)	$559
Denominator:
Denominator for basic and diluted earnings per share — weighted average shares	24,299	27,129	25,857	27,130
Net (loss) income per share:
Basic and diluted (loss) income per share	$(0.05)	$.02	$(0.12)	$.02

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at December 31, 2017 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At December 31, 2017, the Company had no options, warrants or other potentially dilutive securities outstanding.

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

In September 2017, the Company’s Board of Directors approved an additional $5 million, bringing the total authorized stock repurchases under the program to $10 million and extended the program to June 30, 2018. Under the program, repurchases will be funded from available working capital and any repurchased shares will be held in the treasury as authorized and issued shares available for general corporate purposes. During the three months ended December 31, 2017, 669,357 shares for $991,972 were repurchased. As of December 31, 2017, the Company had repurchased 3,226,388 shares for $4,710,572 under this program. The remaining balance of the program is $5,289,428 as of December 31, 2017.

NOTE 4 — INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of December 31, 2017 and March 31, 2017, inventories consisted of the following (in thousands):

	December 31, 2017	March 31, 2017
Finished goods	$3,071	$838

NOTE 5 — INCOME TAXES

At December 31, 2017, the Company had $3.1 million of U.S. federal net operating loss (“NOL”) carry forwards and approximately $5.6 million of U.S. state net operating loss carry forwards included in net deferred tax assets that are available to offset future taxable income and can be carried forward for 20 years. Management believes it is less than likely that all of the net deferred tax assets will be realized through tax planning strategies available in future periods and through future profitable operating results, therefore management has increased its valuation allowance by $712,000 to a total of $1,000,700 as of December 31, 2017. The gross amount of the Company’s deferred tax assets at December 31, 2017 was $1,570,000 as compared to $1,080,000 as of March 31, 2017.

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

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of December 31, 2017, the Company’s open tax years for examination for U.S. federal tax are fiscal 2015-fiscal 2017 and for U.S. states tax are fiscal 2012-fiscal 2016.

Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21%. As a result of the enacted law, the Company was required to revalue its deferred tax assets and liability at the rate in effect during their scheduled reversal. This revaluation resulted in an addition of $665,600 on a gross basis, to income tax expense in continuing operations and a corresponding reduction in the deferred tax asset. However, the net impact of the revaluation resulted in income tax expense of $223,000, after adjustments to the valuation allowance against the Company’s deferred tax assets. The new legislation will require the Company to pay tax on the unremitted earnings of its foreign subsidiaries though December 31, 2017. Because of the complexities involved in determining the previously unremitted earnings and profits of all our foreign subsidiaries, the Company is still in the process of obtaining, preparing, and analyzing the required information and expects to record an initial estimate of the impact on our Consolidated Financial Statements in the 4th quarter. The other provisions of the Tax Cuts and Jobs Act are not expected to have a material impact on the fiscal 2018 consolidated financial statements.

NOTE 6 — RELATED PARTY TRANSACTIONS

From time to time, Emerson engages in business transactions with its controlling shareholder, The Grande Holdings Limited (“Grande”), one or more of Grande’s direct and indirect subsidiaries, and companies related to the Company’s Chairman of the Board. Set forth below is a summary of such transactions.

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Grande, collectively have the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 63.8%, of the Company’s outstanding common stock. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

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

On February 9, 2018, Grande announced that it will change its name to Nimble Holdings Company Limited, subject to certain regulatory approvals.

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

Ancillary Expenses Pertaining to Rented Office Space in Hong Kong

During the three and nine months ended December 31, 2017, the Company was billed approximately $4,000 and $13,000 for utility and service charges from The Grande Properties Management Limited (“GPML”) and Lafe Strategic Services Limited (“LSSL”), which are companies related to the Company’s Chairman of the Board, in connection with the Company’s rented office space in Hong Kong. The Company owed nil to both GPML and LSSL related to these charges at December 31, 2017.

Administrative service fees charged to related parties

During the three and nine months ended December 31, 2017, the Company billed approximately $6,000 and $17,000 for administrative fees to Phenomenon Agents Ltd (“PAL”), Sansui Acoustics Research Corporation (“SARC”) and TWD Industrial Co. Ltd. (“TICL"), which are subsidiaries of Grande. The Company was owed nil from PAL, SARC and TICL related to these charges at December 31, 2017.

NOTE 7 — SHORT TERM INVESTMENTS

At December 31, 2017 and March 31, 2017, the Company held short term investments totaling $22.2 million and $25.1 million, respectively. These investments were comprised of bank certificates of deposit, which bear an interest rate of 1.55% and will mature in February 2018.

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

Results of Operations

The following table summarizes certain financial information for the three and nine month periods ended December 31, 2017 (fiscal 2018) and December 31, 2016 (fiscal 2017) (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net product sales	$4,075	$3,764	$10,413	$14,079
Licensing revenue	161	1,170	546	3,518
Net revenues	4,236	4,934	10,959	17,597
Cost of sales	4,046	3,361	10,292	12,921
Other operating costs and expenses	14	23	38	200
Selling, general and administrative expenses	1,100	1,198	3,784	3,881
Operating (loss) income	(924)	352	(3,155)	595
Interest income, net	131	54	365	162
(Loss) income before income taxes	(793)	406	(2,790)	757
Provision (Benefit) for income taxes	378	(42)	313	198
Net (loss) income	$(1,171)	$448	$(3,103)	$559

Net product sales — Net product sales for the third quarter of fiscal 2018 were $4.1 million as compared to $3.8 million for the third quarter of fiscal 2017, an increase of $0.3 million, or 8.3%. The Company’s sales during the third quarters of fiscal 2018 and fiscal 2017 were highly concentrated among the Company’s two largest customers – Wal-Mart and Amazon for the third quarter of fiscal 2018 and Wal-Mart and Fred Meyer for the third quarter of fiscal 2017, where gross product sales comprised approximately 79.5% and 79.0% of the Company’s total gross product sales.

For the nine month period of fiscal 2018, net product sales were $10.4 million as compared to $14.1 million for the nine month period of fiscal 2017, a decrease of $3.7 million, or 26.0%. The Company’s sales during the nine month periods of fiscal 2018 and fiscal 2017 were highly concentrated among the Company’s two largest customers – Wal-Mart and Amazon for the nine month period of fiscal 2018 and Wal-Mart and Fred Meyer for the nine month period of fiscal 2017, where gross product sales comprised approximately 76.2% and 85.8% of the Company’s total gross product sales.

Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $18,000 and $40,000 for the third quarters of fiscal 2018 and fiscal 2017, respectively, and approximately $41,000 and $121,000 for the nine month periods of fiscal 2018 and fiscal 2017 respectively. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)

Houseware product net sales decreased $0.1 million, or 3.7%, to $2.7 million in the third quarter of fiscal 2018 as compared to $2.8 million in the third quarter of fiscal 2017, principally driven by a decrease in year-over-year sales of microwave ovens partially offset by increases of compact refrigerators, wine products and toaster ovens. For the nine month period of fiscal 2018, houseware product net sales were $7.5 million, a decrease of $4.2 million, or 36.1%, from $11.7 million for the nine month period of fiscal 2017, principally driven by a decrease in year-over-year sales of microwave ovens and compact refrigerators, partially offset by increases of wine products and toaster ovens.

ii)

Audio product net sales were $1.3 million in the third quarter of fiscal 2018 as compared to $0.9 million in the third quarter of fiscal 2017, an increase of $0.4 million, or 45.0%, resulting from increased net sales of clock radios. For the nine month period of fiscal 2018, audio product net sales were $2.9 million, an increase of $0.5 million or 23.5%, from $2.4 million in the nine month period of fiscal 2017 resulting from increased net sales of clock radios.

Business operations —Emerson will continue to expand the existing distribution channels and to develop and promote new products to regain shelf spaces with retailers in the USA. Emerson is also investing in products and marketing activities to expand its sales through internet and ecommerce channels. These efforts would require investments in appropriate human resources, media marketing and development of products in various categories in addition to the traditional home appliances and audio products on which Emerson has historically focused.

Emerson has taken active steps to manage and control its operating costs. The operating costs for the third quarter of fiscal 2018 were $1.1 million as compared to $1.2 million for the third quarter of fiscal 2017. However, operating costs in the third quarter of fiscal 2018 included $76,000 of legal fees related to a trademark infringement suit taken by Emerson against a third party.

For the nine month period of fiscal 2018, operating costs were $3.8 million as compared to $3.9 million for the nine month period of fiscal 2017. However, operating costs for the nine month period of fiscal 2018 included $469,000 of legal fees related to a trademark infringement suit taken by Emerson against a third party.

Licensing revenue — Licensing revenue in the third quarter of fiscal 2018 was $0.2 million as compared to $1.2 million in the third quarter of fiscal 2017, a decrease of $1.0 million or 86.2% which can be primarily attributed to the loss of the license agreement with Funai which ended on December 31, 2016.

Licensing revenue for the nine month period of fiscal 2018 was $0.5 million as compared to $3.5 million for the nine month period of fiscal 2017, a decrease of $3.0 million or 84.5% which can be primarily attributed to the loss of the license agreement with Funai which ended on December 31, 2016.

Management will continue to find licensees and to negotiate for a replacement licensee to Funai. However, given the current status of the world-wide TV consumer market, it is doubtful as to when a new contract will be concluded.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $4.2 million in the third quarter of fiscal 2018 as compared to $4.9 million in the third quarter of fiscal 2017, a decrease of $0.7 million, or 14.2% and $11.0 million for the nine month period of fiscal 2018 as compared to $17.6 million for the nine month period of fiscal 2017, a decrease of $6.6 million or 37.7%.

Cost of sales — In absolute terms, cost of sales increased $0.7 million, or 20.4%, to $4.1 million in the third quarter of fiscal 2018 as compared to $3.4 million in the third quarter of fiscal 2017. The increase in absolute terms for the third quarter of fiscal 2018 as compared to the third quarter of fiscal 2017 was primarily related to increased net product sales partially offset by lower year-over-year gross cost of sales as a percentage of gross sales.

In absolute terms, cost of sales decreased $2.6 million, or 20.4%, to $10.3 million for the nine month period of fiscal 2018 as compared to $12.9 million for the nine month period of fiscal 2017. The decrease in absolute terms for the nine month period of fiscal 2018 as compared to the nine month period of fiscal 2017 was primarily related to decreased net product sales and by lower year-over-year gross cost of sales as a percentage of gross sales.

The Company purchases the products it sells from a limited number of factory suppliers. For the third quarter of fiscal 2018 and fiscal 2017, the Company purchased 97% and 98%, respectively, from its two largest suppliers. For the nine month period of fiscal 2018 and fiscal 2017, the Company purchased 93% and 92%, respectively, from its two largest suppliers.

Other operating costs and expenses — Other operating costs and expenses as a percentage of net product sales were 0.3% for the third quarter of fiscal 2018 as compared to 0.6% for the third quarter of fiscal 2017. In absolute terms, other operating costs and expenses decreased $9,000, or 39.1%, to $14,000 for the third quarter of fiscal 2018 as compared to $23,000 for the third quarter of fiscal 2017 as a result of lower warranty and returns processing costs.

For the nine month period of fiscal 2018, other operating costs and expenses as a percentage of net product sales were 0.4% as compared to 1.4% for the nine month period of fiscal 2017. In absolute terms, other operating costs and expenses decreased $162,000, or 81.0%, to $38,000 for the nine month period of fiscal 2018 as compared to $200,000 for the nine month period of fiscal 2017 as a result of lower warranty and returns processing costs.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, in absolute terms, was $1.1 million in the third quarter of fiscal 2018 as compared to $1.2 million in the third quarter of fiscal 2017, a decrease of $0.1 million, or 8.2%. S,G&A, as a percentage of net revenues, was 26.0% in the third quarter of fiscal 2018 as compared to 24.3% in the third quarter of fiscal 2017. The decrease in S,G&A was due to reductions in IT costs, tax counsel, travel & entertainment costs, directors fees and legal fees which included $76,000 related to a trademark infringement suit.

S,G&A, in absolute terms, was $3.7 million for the nine month period of fiscal 2018 as compared to $3.8 million for the nine month period of fiscal 2017, a decrease of $0.1 million or 2.5%. S,G&A, as a percentage of net revenues, was 34.5% for the nine month period of fiscal 2018 as compared to 22.1% for the nine month period of fiscal 2017. The decrease in S,G&A was due to reductions in consulting costs, compensation costs, directors fees and outside service provider fees partially offset by increased legal fees as mentioned in “Business operations” of which $469,000 related to a trademark infringement suit.

Interest income, net — Interest income, net, was $131,000 in the third quarter of fiscal 2018 as compared to $54,000 in the third quarter of fiscal 2017, an increase of $77,000. The increase was primarily due to higher average interest rates on the Company’s short term investments.

Interest income, net, was $365,000 for the nine month period of fiscal 2018 as compared to $162,000 for the nine month period of fiscal 2017, an increase of $203,000. The increase was primarily due to higher average interest rates on the Company’s short term investments.

Provision (benefit) for income taxes — In the third quarter of fiscal 2018, the Company recorded an income tax expense of $378,000 as compared to an income tax benefit of $42,000 in the third quarter of fiscal 2017. Although the Company generated a net loss during the third quarter of fiscal 2018, the Tax Cuts and Jobs Act legislation (See Note 5 – Income Taxes) had an adverse impact of $246,000 on a net basis to its deferred tax assets. During the third quarter of fiscal 2018, the Company was assessed $128,000 by the state of California related to foreign based income for fiscal years 2012 and 2013.

For the nine month period of fiscal 2018, the Company recorded an income tax expense of $313,000 as compared to income tax expense of $198,000 for the nine month period of fiscal 2017. Although the Company generated a net loss during the nine month period of fiscal 2018, the Tax Cuts and Jobs Act legislation (See Note 5 – Income Taxes) had an adverse impact of $223,000 on a net basis to its deferred tax assets. During the nine month period of fiscal 2018, the Company was assessed $128,000 by the state of California related to foreign based income for fiscal years 2012 and 2013.

Net (loss) income — As a result of the foregoing factors, the Company realized a net loss of $1.2 million in the third quarter of fiscal 2018 as compared to net income of $0.4 million in the third quarter of fiscal 2017.

For the nine month period of fiscal 2018, the Company realized a net loss of $3.1 million as compared to net income of $0.6 million for the nine month period of fiscal 2017.

Liquidity and Capital Resources

As of December 31, 2017, the Company had cash and cash equivalents of approximately $20.8 million, as compared to approximately $41.6 million at December 31, 2016. Working capital decreased to $48.4 million at December 31, 2017 as compared to $56.6 million at December 31, 2016. The decrease in cash and cash equivalents of approximately $20.8 million was due to an increase in short term investments of $12.0 million, an increase in treasury stock of $4.7 million, the net loss generated during the prior 12 months of $3.9 million, an increase in prepaid purchases of $1.3 million, an increase in accounts receivable of $0.8 million, an increase in inventory of $0.4 million partially offset by a decrease of $1.7 million in prepaid expenses and other current assets and a decrease in deferred tax assets of $0.4 million, an increase in income taxes payable of $0.1 million and a decrease in royalties and other receivables of $0.1 million.

Cash Flows

Net cash used by operating activities was $4.8 million for the nine months ended December 31, 2017, resulting from a $3.1 million net loss generated during the period, an increase in inventory of $2.2 million, an increase in prepaid purchases of $0.7 million and an increase in accounts receivable of $0.4 million partially offset by a decrease in prepaid expenses and other current assets of $0.9 million, an increase in accounts payable and other current liabilities of $0.3 million, a decrease in deferred tax assets of $0.2 million and an increase in income taxes payable of $0.1 million.

Net cash provided by investing activities was $2.8 million for the nine months ended December 31, 2017 due to a reduction in short term certificates of deposit.

Net cash used by financing activities was approximately $4.6 million for the nine months ended December 31, 2017 due to repurchases of common stock pursuant to the Company’s stock repurchase plan.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, the Company did not have any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

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

The Company’s management concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2017, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be a party to litigation or subject to claims regarding matters arising out of the ordinary course of business. Management cannot estimate with certainty the Company’s ultimate legal and financial liability with respect to any litigation matters or the disposition of any claims that it could incur. However, management believes, based on its examination of all existing litigation matters, that the Company’s ultimate liability will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 1A. Risk Factors.

The Company’s operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended for the year ended March 31, 2017, as updated by Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of the Company’s common stock. There have been no material changes to our risk factors since the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table reports information regarding repurchases by the Company of its common stock during the three months ended December 31, 2017:

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 through October 31, 2017	175,410	$1.47	175,410	$6,023,264
November 1 through November 30, 2017	75,399	$1.48	75,399	$5,911,753
December 1 through December 31, 2017	418,548	$1.49	418,548	$5,289,428
Total	669,357	$1.48	669,357	$5,289,428

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

EMERSON RADIO CORP.
(Registrant)

/s/ Duncan Hon
Date: February 14, 2018	Duncan Hon
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Binney
Date: February 14, 2018	Michael Binney
Chief Financial Officer (Principal Financial and Accounting Officer)