Form 10-K
period 2018-03-31
EMERSON RADIO CORP
filed 2018-06-28
CIK 32621

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended March 31, 2018

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

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2017 (computed by reference to the last reported sale price of the Common Stock on the NYSE American on such date): $12,501,554.

Number of Common Shares outstanding at June 15, 2018: 22,571,951

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of the Form 10-K
Proxy Statement for Annual Meeting of Stockholders for the fiscal year ended March 31, 2018, or an amendment to this Annual Report on Form 10-K	Part III

PART I

Forward-Looking Information

This report contains forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company’s control, and which may cause its actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through the use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the Company’s ability to generate sufficient revenue to achieve and maintain profitability;
•	the Company’s ability to obtain new customers and retain key existing customers, including the Company’s ability to maintain purchase volumes of the Company’s products by its key customers;
•	the Company’s ability to obtain new licensees and distribution relationships and maintain relationships with its existing licensees and distributors;
•	the Company’s ability to resist price increases from its suppliers or pass through such increases to its customers;
•	changes in consumer spending for retail products, such as the Company’s products, and in consumer practices, including sales over the Internet;
•	the Company’s ability to maintain effective internal controls or compliance by its personnel with such internal controls;
•	the Company’s ability to successfully manage its operating cash flows to fund its operations;
•	the Company’s ability to anticipate market trends, enhance existing products or achieve market acceptance of new products;
•	the Company’s dependence on a limited number of suppliers for its components and raw materials;
•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;
•	the ability of third party sales representatives to adequately promote, market and sell the Company’s products;
•	the Company’s ability to maintain, protect and enhance its intellectual property;
•	the effects of competition;
•	the Company’s ability to distribute its products in a timely fashion, including as a result of labor disputes;
•	evolving cybersecurity threats to the Company’s information technology systems or those of its customers or suppliers;
•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;
•	changes in accounting policies, rules and practices;
•	changes in tax rules and regulations or interpretations including, but not limited to the recently enacted U.S. Tax Cuts and Jobs Act of 2017;
•	the level of the Company’s stock repurchase activity;
•	limited access to financing or increased cost of financing;
•	the effects of currency fluctuations between the U.S. dollar and Chinese renminbi relative to the dollar and increases in costs of production in China; and
•	the other factors listed under “Risk Factors” in this Annual Report on Form 10-K and other filings with the SEC.

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

Products

The Company’s current product and branded categories consist primarily of the following:

Houseware Products	Audio Products	Other

Microwave Ovens	Clock Radios	Mobile and Landline Telephones and Accessories

Compact Refrigerators		Tablet Computers and Accessories

Wine Products		Cameras and Video Cameras and Accessories

Toaster Ovens		Miscellaneous Electronic and Novelty Products

Sales and Distribution

The Company markets its products exclusively in the United States, primarily through mass merchandisers and online marketplaces.

In fiscal 2018, Walmart accounted for approximately 62%, Amazon.com accounted for approximately 11%, and Fred Meyer accounted for approximately 11% of the Company’s net revenues. In fiscal 2017, Walmart accounted for approximately 53% and Fred Meyer accounted for approximately 17% of the Company’s net revenues. No other customer accounted for more than 10% of net revenues in either period. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Walmart and Amazon.com accounted for 64% and 21% as of March 31, 2018, respectively. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Walmart and Fred Meyer accounted for 91% and nil as of March 31, 2017, respectively. Management believes that a loss, or a significant reduction, of sales to any of its key customers would have a material adverse effect on the Company’s business and results of operations.

Approximately 31% and 25% of the Company’s net revenues in fiscal 2018 and 2017, respectively, were made through third-party sales representative organizations that receive sales commissions and work in conjunction with the Company’s own sales personnel. With the Company’s permission, third-party sales representative organizations may sell competitive products in addition to the Company’s products. In most instances, either party may terminate a sales representative relationship on 30 days prior notice by the Company and 90 days prior notice by the sales representative organization in accordance with customary industry practice. In fiscal 2018, the Company utilized 5 sales representative organizations, including one which represented approximately 26% of its net revenues. In fiscal 2017, the Company utilized 7 sales representative organizations, including one which represented approximately 23% of its net revenues. No other sales representative organization accounted for more than 10% of net revenues in fiscal 2018 or fiscal 2017. The remainder of the Company’s sales is to customers that are serviced by its sales personnel. Although sales and operating results could be negatively impacted, management does not believe that the loss of one or more sales representative organizations would have a material adverse effect on its business and results of operations, as the Company believes that new sales representative organizations could be identified if needed, although that could be a time consuming process.

The Company primarily sells product to customers from its United States warehoused inventory, which is referred to as the Domestic Program. Under the Domestic Program, title for product typically passes at the time of shipment. The Company’s Direct Import Program allows its customers to import and receive product directly from an export port in the country of manufacture outside the United States. Under the Direct Import Program, title for the Company’s product passes to the customer in the country of origin when the product is shipped by the Company’s subsidiary in China. Under both programs, the Company recognizes revenues at the time title passes to the customer. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During fiscal 2018, less than 1% of the Company’s net product sales were sold under the Direct Import Program. During fiscal 2017, none of the Company’s net product sales were sold under the Direct Import Program.

During fiscal 2017, the Company initiated sales through third party online marketplaces to broaden its brand reach. The Company’s website also serves as a sales channel for products, and provides search capability, detailed product information, online merchant availability, demo videos and downloadable product specification sheets. Sales through Amazon.com accounted for approximately 11% and 3% of the Company’s net revenues in fiscal 2018 and 2017, respectively. The Company expects sales through online marketplaces to continue to be a growth initiative for its business.

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

Licensing Activities

The Company is party to two license agreements with a third party licensee that allow the licensee to manufacture and/or sell various products bearing the Company’s trademarks into defined geographic areas. Such activities have had a positive impact on operating results by generating income with minimal incremental costs and without any working capital requirements, and the Company intends to continue pursuing additional licensing opportunities. The Company protects its brand through careful license and product selection and control processes.

See Item 1A — “Risk Factors — Business Related Risks — “The failure to obtain new licensees and distribution relationships or to maintain relationships with its existing licensees and distributors could materially and adversely affect the Company’s revenues, earnings and business.”

Design and Manufacturing

The Company’s products are manufactured by original equipment manufacturers in accordance with the Company’s specifications. During fiscal 2018 and 2017, 100% of the Company’s purchases consisted of finished goods from foreign manufacturers located in People’s Republic of China.

The Company’s design team is responsible for product development and works closely with suppliers and determines the cosmetic and other features for new products. Accordingly, the exterior designs and operating features of the products reflect the Company’s judgment, or that of its customers, of current styles and consumer preferences.

The following summarizes the Company’s purchases from its major suppliers that provided more than 10% of the Company’s total purchases in fiscal 2018 and 2017:

	Fiscal Year
Supplier	2018	2017
Midea	59%	75%
Itoma	34%	16%
Total	93%	91%
* All other suppliers were less than 10%

The Company considers its relationships with its suppliers to be satisfactory and believes that, barring any unusual material or part shortages or economic, fiscal or monetary conditions, the Company could develop alternative suppliers. No assurance can be given that ample supply of product would be available at current prices and on current credit terms if the Company were required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts (See Item 1A — “Risk Factors — Business Related Risks — The Company depends on a limited number of suppliers for its products. If its relationships with such suppliers terminate or are otherwise impaired, the Company would likely experience increased costs, disruptions in the manufacture and shipment of its products and a material loss of net sales.” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)

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

Government Regulation

Pursuant to the Tariff Act of 1930, as amended, the Trade Act of 1974 and regulations promulgated there under, the United States government charges tariff duties, excess charges, assessments and penalties on many imports. These regulations are subject to continuous change and revision by government agencies and by action of the United States Trade Representative. As all of the Company’s products are currently manufactured by suppliers in China, the enactment of new legislation or the administration of current international trade regulations or executive action affecting trade agreements, or changes in sourcing patterns could adversely affect the Company’s operations. See Item 1A — “Risk Factors — Business Related Risks — Foreign regulations and changes in the political, social and economic conditions in the United States and the foreign countries in which the Company operates its business could affect the Company’s revenues and earnings materially and adversely.” A number of states have adopted statutes regulating the manner of determining the amount of payments to independent service centers performing warranty service on products such as those sold by the Company. Additional Federal legislation and regulations regarding the importation of consumer electronics products, including the products marketed by the Company, have been proposed from time to time and, if enacted into law, could adversely affect the Company’s financial condition and results of operations.

Product Liability and Insurance

Because of the nature of the products it sells, the Company is periodically subject to product liability claims resulting from personal injuries. The Company may also become involved in various lawsuits incidental to its business.

Although the Company maintains product liability insurance coverage, there can be no assurance that the Company’s coverage limits will be sufficient to cover any successful product liability claims made against it in the future. In management’s opinion, any ultimate liability arising out of currently pending product liability claims will not have a material adverse effect on the Company’s financial condition or results of operations. However, any claims substantially in excess of the Company’s insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on the Company’s financial condition and results of operations.

Employees

As of June 20, 2018, the Company had 27 employees, comprised of 12 in the United States and 15 in China. None of the Company’s employees are represented by unions, and the Company believes its labor relations are good.

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

Certain customers have historically made up a significant percentage of the Company’s product sales and net revenues. For the fiscal year ended March 31, 2018, Walmart, Amazon.com and Fred Meyer accounted for approximately 62%, 11% and 11%, respectively, of the Company’s net revenues. For the fiscal year ended March 31, 2017 Wal-Mart and Fred Meyer accounted for approximately 53% and 17% of the Company’s net revenues, respectively. The Company expects that its online marketplaces will increasingly represent a significant portion of the Company’s product sales going forward. No other customer accounted for more than 10% of the Company’s net revenues during these periods. All customer purchases are made through purchase orders and the Company does not have any long-term contracts with its customers. Accordingly, sales from customers that have accounted for a significant portion of the Company’s net product sales and net revenues in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period, which has happened in the past and could happen in the future. Some of the Company’s key customers may also experience economic difficulties or otherwise default on their obligations to the Company. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of the Company’s key customers would cause a material and adverse change in the Company’s revenues and operating results.

The Company is dependent on a limited number of products for its sales.

We derive a substantial portion of our product revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our product revenues in the near term. For the twelve months ended March 31, 2018, the Company’s gross product sales were comprised of four product types within two categories — housewares products and audio products, and two of these product types, namely microwave ovens and compact refrigerators — both within the housewares category — generated approximately 69% of the Company’s gross product sales, with microwave ovens generating approximately 63% of the total and compact refrigerators generating approximately 6% of the total. Audio products generated approximately 30% of the Company’s gross product sales during fiscal 2018. For the twelve months ended March 31, 2017, the Company’s gross product sales were comprised of the same four product types within the same two categories — housewares products and audio products, and two of these product types, namely microwave ovens and compact refrigerators — both within the housewares category — generated approximately 82% of the Company’s gross product sales, with microwave ovens generating approximately 71% of the total and compact refrigerators generating approximately 11% of the total. Audio products generated approximately 18% of the Company’s gross product sales during fiscal 2017. Because the market for these product types and categories is characterized by periodic new product introductions, the Company’s future financial performance will depend, in part, on the successful and timely development and customer acceptance of new and enhanced versions of these product types and other products distributed by the Company. There can be no assurance that the Company will continue to be successful in marketing these products types within these categories or any other new or enhanced products. For example, certain of the Company’s key customers perform periodic line reviews to assess their product offerings, which have in the past and may in the future lead to loss of business and pricing pressures. As a result of this dependence, a significant decline in pricing of, or market acceptance of these product types and categories, either in general or specifically as marketed by the Company, would have a material adverse effect on the Company’s business, financial condition and results of operation.

The loss or reduction of business of one or a combination of our houseware and audio product lines could materially adversely affect our revenues, financial condition and results of operations.

If the Company’s third party sales representatives fail to adequately promote, market and sell the Company’s products, the Company’s revenues could significantly decrease.

A significant portion of the Company’s product sales are made through third party sales representative organizations, whose members are not employees of the Company. The Company’s level of sales depends on the effectiveness of these organizations, as well as the effectiveness of its own employees. Some of these third party representatives may sell (and do sell), with the Company’s permission, competitive products of third parties as well as the Company’s products. During the Company’s fiscal years ended March 31, 2018 and March 31, 2017, these organizations were responsible for approximately 31% and 25%, respectively, of its net revenues during such periods. In addition, one of these representative organizations was responsible for a significant portion of these revenues. If any of the Company’s third party sales representative organizations engaged by the Company, especially the Company’s largest, fails to adequately promote, market and sell its products, the Company’s revenues could be significantly decreased until a replacement organization or distributor could be retained by the Company, which has happened in the past and could happen in the future. The loss or reduction of product sales made through third party sales representative organizations could have a material adverse effect on the Company’s business and results of operations. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.

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

The failure to obtain new licensees and distribution relationships or to maintain relationships with its existing licensees and distributors could materially and adversely affect the Company’s revenues, earnings and business.

The Company maintains agreements that allow licensees to use the Company’s trademarks for the manufacture and sale of specific consumer electronics and other products into defined geographic areas. These agreements typically are for a limited period of time and, upon expiration, the Company cannot assure that its agreements with its licensees will be renewed in the future or that the Company’s relationships with its licensees or distributors will be maintained on satisfactory terms or at all. For example, as previously disclosed, the Company’s relationship with Funai, historically the Company’s most significant licensee, terminated in December 2016. For the fiscal year ended March 31, 2017, Funai accounted for approximately 78% of the Company’s total licensing revenue.  Funai also contributed substantial product volume and market presence through its manufacture and distribution of products utilizing the Emerson® brand name in the United States. If the Company is unable to maintain its relationships with its licensees and distributors on terms satisfactory to the Company, or if it fails to obtain new licensees or distribution relationships or the Company’s licensees fail to protect the integrity and reputation of the Company’s trademarks, the value of the Emerson brand and the Company’s licensing revenues and earnings could be materially and adversely affected.

The Company depends on a limited number of suppliers for its products. If its relationships with such suppliers terminate or are otherwise impaired, the Company would likely experience increased costs, disruptions in the manufacture and shipment of its products and a material loss of net sales.

Although there are multiple potential suppliers for each of the Company’s products, the Company relies and is dependent on a limited number of suppliers for its main products, all of which are located outside of the United States.

The Company does not have any long-term or exclusive purchase commitments with any of its suppliers. Midea was the Company’s largest supplier and accounted for 59% of the Company’s purchases of products during fiscal 2018. The Company’s failure to maintain existing relationships with its suppliers or to establish new relationships on similar pricing and credit terms in the future could negatively affect the Company’s ability to obtain products in a timely manner. If the Company is unable to obtain an ample supply of product from its existing suppliers or secure alternative sources of supply, it may be unable to satisfy its customers’ orders, which could materially and adversely affect the Company’s revenues and relationships with its customers. Finding replacement suppliers could be a time consuming process during which the Company’s revenues and liquidity could be negatively impacted.

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

The Company’s ability to compete effectively depends on its ability to maintain and protect its proprietary rights. The Company owns the Emerson® and other trademarks, which are materially important to its business, as well as other trademarks, patents, licenses and proprietary rights that are used for certain of the products that it markets and sells. The Company’s trademarks are registered throughout the world, including the United States and other countries. The Company also has two patents in the United States on its SmartSet® technology, both of which expire in September 2018. However, based on the Company’s current product mix, the Company does not expect any material loss of revenues to occur as a result of the expiration of these patents. The laws of some foreign countries in which the Company operates may not protect the Company’s proprietary rights to the same extent as do laws in the United States. The protections afforded by the laws of such countries may not be adequate to protect the Company’s intellectual property rights.

Third parties may seek to challenge, invalidate, circumvent or render unenforceable any trademarks, patents or proprietary rights owned by or licensed to the Company. In addition, in the event third party licensees fail to protect the integrity of the Company’s trademarks, the value of these marks could be materially and adversely affected. The Company’s inability to protect its proprietary rights could materially and adversely affect the license of its trade names, trademarks and patents to third parties as well as its ability to sell its products. Litigation has been and may in the future be necessary to enforce the Company’s intellectual property rights, protect the Company’s trade secrets; and determine the scope and validity of such intellectual property rights. Any such litigation, whether or not successful, could result in substantial costs and diversion of resources and management’s attention from the operation of the Company’s business.

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

The Company does not maintain any credit facilities (other than, from time to time, certain letters of credit) in connection with the operation of its business. The Company has relied on, and continues to rely on, its cash on hand and cash generated by operations to manage its business. Certain of the Company’s major factory suppliers, including Midea, extend credit lines to the Company in amounts based on various factors, including the amounts of the Company’s purchases and their internal credit criteria, and in the past have reduced the maximum amount of open credit lines available to the Company. The loss of, or reduction in, credit lines from the Company’s principal suppliers could reduce the Company’s liquidity, increase its working capital needs or limit its ability to purchase products which could adversely affect its financial condition or results of operations. If the Company is unable to generate sufficient cash from operations, the Company may need to secure alternative means of financing or reorganize its operations to continue to maintain the current business.

Foreign regulations and changes in the political, social and economic conditions in the United States and the foreign countries in which the Company operates its business could affect the Company’s revenues and earnings materially and adversely.

The Company has operations in China and derives a significant portion of its revenue from sales of products manufactured by third parties located in China. In addition, third parties located in China and other countries located in the same region produce and supply many of the components and raw materials used in the Company’s products. Conducting an international business inherently involves a number of difficulties and risks that could materially and adversely affect the Company’s ability to generate revenues and could subject the Company to increased costs. For example, the current U.S. administration has publicly supported potential trade proposals, including import tariffs and other tariffs, including the U.S. administration’s recent introduction of tariffs on China and China’s retaliatory tariffs on certain products from the United States, as well as modifications to international trade policy and other changes that may affect U.S. trade relations with other countries. As all of the Company’s products are currently manufactured by suppliers in China, any tariffs or other trade restrictions affecting the import of these products from China could have a material adverse effect on the Company’s results of operations. The Company’s dependency on its overseas suppliers could exacerbate these and other risks. Among the factors that may adversely affect the Company’s revenues and increase its costs are:

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

The housewares and consumer electronics industry is highly competitive, especially with respect to pricing and the introduction of new products and features. The Company’s products compete in the low to medium-priced sector of the housewares and consumer electronics market and compete primarily on the basis of reliability, brand recognition, quality, price, design, consumer acceptance of the Emerson® trademark and quality service and support to retailers and its customers. The Company and many of its competitors are subject to factory cost increases, and the Company expects these pressures to continue. If these pressures are not mitigated by increases in selling price or cost reductions from the Company’s suppliers or changes in product mix, or if the consumers of the Company’s products change their buying habits as a result of the Company’s actions, the Company’s revenues and profits could be substantially reduced. In addition, the Company recently expanded its marketing plan to include sales through online marketplaces, including Amazon.com, and the success of this plan depends on the Company’s ability to increase its visibility and continue to distribute its products through these online marketplaces. As compared to the Company, many of its competitors have significantly greater managerial, financial, marketing, technical and other competitive resources and greater brand recognition. As a result, the Company’s competitors may be able to (i) adapt more quickly to new or emerging technologies and changes in customer requirements; (ii) devote greater resources to the promotion and sale of their products and services; and (iii) respond more effectively to pricing pressures. Competition could increase if new companies enter the market, existing competitors expand their product mix or the Company expands into new markets. An increase in competition could result in material price reductions or loss of the Company’s market share.

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

Changes in consumer spending and economic conditions may cause the Company’s operating results to fluctuate and cause its stock price to decline.

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

In the ordinary course of business, the Company electronically maintains sensitive data, including intellectual property, its proprietary business information and that of its customers and suppliers, and some personally identifiable information of employees, in its facilities and on its networks. In addition, the Company sells its products through online marketplaces, including Amazon.com, which rely upon third-party online payment platform service providers that maintain personal information collected from customers. The secure processing, maintenance and transmission of this information is important to the Company’s operations. A breach of the Company’s security systems and procedures or those of its vendors could result in significant data losses or theft of the Company’s customers’ or the Company’s employees’ intellectual property, proprietary business information or personally identifiable information.  A cybersecurity breach could negatively affect the Company’s reputation.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, the Company may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications the Company procures from third parties or uses in its online marketplaces may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to the Company’s systems or facilities through fraud, trickery or other forms of deceiving its employees. Accordingly, the Company may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, or if such measures are implemented, and even with appropriate training conducted in support of such measures, human errors may still occur. It is virtually impossible for the Company to entirely mitigate this risk. A party, whether internal or external, who is able to circumvent the Company’s security measures or those of its vendors could misappropriate information.

If the Company or the online payment platforms it uses fail to reasonably maintain the security of confidential information, the Company may suffer significant reputational and financial losses and the Company’s results of operations, cash flows, financial condition, and liquidity may be adversely affected. In addition, a system breach could result in other negative consequences, including disruption of internal operations, and may subject the Company to private litigation, government investigations, enforcement actions, and cause the Company to incur potentially significant liability, damages, or remediation costs.

Fluctuations in the Company’s tax obligations and effective tax rate and realization of deferred tax assets, including net operating loss carryforwards, may result in volatility of the Company’s operating results.

The Company is subject to income taxes in various U.S. and certain foreign jurisdictions. The Company records tax expense based on its estimates of future payments, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets, including net operating loss carryforwards. In addition, tax laws in certain jurisdictions may limit the ability to use net operating loss carryforwards upon a change in control. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. In addition, the Company’s effective tax rate in a given financial statement period may be materially affected by a variety of factors including but not limited to changes in the mix and level of revenues, varying tax rates in the different jurisdictions in which the Company operates, fluctuations in the valuation allowance, timing of the utilization of net operating loss carryforwards, or by changes to existing accounting rules or regulations. Further, tax legislation or changes in tax rules and regulations or the interpretations thereof, including but not limited to the recently enacted U.S. Tax Cuts and Jobs Act of 2017, may be enacted in the future which could negatively affect the Company’s current or future tax structure and effective tax rates.

Stock Ownership Risks

There is a limited trading market for the Company’s common stock and the market price of the Company’s common stock is subject to volatility.

The Company’s common stock, which trades on the NYSE American, has experienced, and may experience in the future, significant price and volume fluctuations, which could adversely affect the market price of the Company’s common stock. The market price of the Company’s common stock could fluctuate significantly in response to various factors and events, including:

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

The Company is a “controlled company” within the meaning of the NYSE American rules and, as a result, qualifies for, and relies on, exemptions from certain corporate governance requirements. As a result, the Company’s shareholders do not have the same protections afforded to shareholders of companies that are subject to such requirements.

Nimble Holdings Company Limited (“Nimble”), formerly known as The Grande Holdings Limited (“Grande”), through one of its indirect subsidiaries, is the beneficial owner of approximately 67.5% of the Company’s outstanding common stock as of June 15, 2018. As a result, the Company is a “controlled company” within the meaning of the NYSE American Company Guide. Under the NYSE American rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE American corporate governance requirements, including the requirements that:

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

The Company has elected to use certain of these exemptions and the Company may continue to use all or some of these exemptions in the future for so long as the Company is a controlled company. The Company’s Board of Directors acts as the nominating committee and compensation committee and determines the compensation and benefits of the Company’s executive officers, administers its employee stock and benefit plans, as may be in effect from time to time, and reviews policies relating to the compensation and benefits of its employees. Although all board members have fiduciary obligations in connection with compensation matters, the Company’s lack of an independent compensation committee presents the risk that any executive officers who are also directors may have influence over their personal compensation and benefits levels that may not be commensurate with the Company’s financial performance. Accordingly, shareholders of the Company do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE American.

The controlling ownership of the Company’s common stock by an indirect subsidiary of Nimble substantially reduces the influence of other stockholders, and the interests of Nimble may conflict with the interests of the Company’s other stockholders.

Nimble, through one of its indirect subsidiaries, is the beneficial owner of approximately 67.5% of the Company’s outstanding common stock as of June 15, 2018. As a result, Nimble will be able to exert significant influence over the Company’s business and have the ability to control the approval process for actions by the Company that require stockholder approval, including: the election of the Company’s directors and the approval of mergers, sales of assets or other significant corporate transactions or matters submitted for stockholder approval. Nimble may have interests that differ from your interests and may cause the shares in the Company beneficially owned by Nimble to be voted in a way with which you disagree and that may be adverse to your interests. In addition, several provisions of the Company’s organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of its common stock. Under the terms of the Company’s certificate of incorporation, its board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for the Company’s common stock, including transactions that may be in your best interests.

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

Item 2.	PROPERTIES

The following table sets forth the material properties leased by the Company:

Facility Purpose	Approximate Square Footage	Location	Lease Expires
Corporate headquarters	5,541	Hackensack, NJ	July 2018
Corporate headquarters (As of July 2018)	5,693	Parsippany, NJ	January 2023
Hong Kong office	6,162	Hong Kong, China	July 2019
Macao office	960	Macao, China	May 2020

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

(a) Market Information

The Company’s common stock began trading on the American Stock Exchange under the symbol MSN on December 22, 1994, and currently trades on the NYSE American under the same symbol, as a result of NYSE Euronext’s acquisition of the American Stock Exchange in 2008. The following table sets forth the range of high and low sales prices for the Company’s common stock as reported by the NYSE American during the last two fiscal years.

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First Quarter	$1.44	$1.15	$0.87	$0.55
Second Quarter	1.43	1.07	1.10	0.58
Third Quarter	1.89	1.33	1.05	0.69
Fourth Quarter	1.60	1.25	1.40	1.00

There is no established trading market for the Company’s Series A convertible preferred stock, whose conversion feature expired as of March 31, 2002.

(b) Holders

At June 11, 2018, there were 188 stockholders of the Company’s common stock whose shares were registered with the Company’s transfer agent. The Company believes that the number of beneficial owners is substantially greater than the number of registered shareholders, because a large portion of the Company’s common stock is held of record in broker “street names”.

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

(d) Issuer Purchases of Equity Securities

The following table reports information regarding repurchases by the Company of its common stock during the three months ended March 31, 2018:

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2018	44,959	$1.46	44,959	$5,223,956
February 1 through February 28, 2018	383,893	$1.49	383,893	$4,652,787
March 1 through March 31, 2018	675,504	$1.50	675,504	$3,640,762
Total	1,104,356	$1.49	1,104,356	$3,640,762

(1)

In December 2016, the Company’s Board of Directors approved the repurchase of up to $5 million of the Company’s common stock under a new stock repurchase plan. The repurchases may be effected from time to time at prevailing market prices, through open market or in privately negotiated transactions, which may include, in whole or in part, the establishment of a purchase program pursuant to the safe harbor provided by Rule 10b5-1 under the Exchange Act, through block purchases or through accelerated or forward or similar stock purchases. Repurchased shares are held in treasury. In September 2017, the Company’s Board of Directors approved an additional $5 million, bringing the total authorized stock repurchases under the program to $10 million, and in June 2018 extended the repurchase program to December 31, 2018.

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

In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Results of Operations:

The following table summarizes certain financial information for the fiscal years ended March 31 (in thousands):

	2018	2017
Net product sales	$14,363	$17,635
Licensing revenue	659	3,616
Net revenues	15,022	21,251
Cost of sales	13,921	16,277
Other operating costs and expenses	60	199
Selling, general and administrative expenses	4,923	5,101
Operating (loss)	(3,882)	(326)
Interest income, net	492	261
(Loss) before income taxes	(3,390)	(65)
Provision for income taxes	3,461	172
Net (loss)	$(6,851)	$(237)

Results of Operations — Fiscal 2018 compared with Fiscal 2017

Net product sales — Net product sales for fiscal 2018 were $14.4 million as compared to $17.6 million for fiscal 2017, a decrease of $3.2 million, or 18.6% as detailed below. The Company’s sales were highly concentrated among three customers - Walmart, Amazon.com and Fred Meyer - in fiscal 2018 and two customers - Walmart and Fred Meyer - in fiscal 2017, where gross product sales to these customers were approximately 87.9% and 85.8% of the Company’s total gross product sales in fiscal 2018 and fiscal 2017, respectively. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by $0.2 million and $0.3 million for fiscal 2018 and fiscal 2017, respectively. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)

Houseware product net sales decreased $4.3 million, or 30.0%, to $10.1 million in fiscal 2018 as compared to $14.4 million in fiscal 2017, principally driven by a decrease in sales of microwave ovens and compact refrigerators, partially offset by an increase in wine products and toaster ovens. The year-over-year decreases were driven by lower year-over-year retail sell through on existing models and competitive pricing activity.

ii)	Audio product net sales were $4.3 million in fiscal 2018 compared to $3.2 million in fiscal 2017, an increase of $1.1 million, or 32.9%, resulting from increased net sales of clock radios.

Business operations — The Company expects to continue to expand its existing distribution channels and to develop and promote new products to regain shelf spaces in these and other retailers in the USA. The Company is also investing in products and marketing activities to expand its sales through internet and ecommerce channels. These efforts require investments in appropriate human resources, media marketing and development of products in various categories in addition to the traditional home appliances and audio products that the Company has offered. The Company also is continuing its efforts to identify strategic courses of action related to its licensing activities, including seeking new licensing relationships.

Emerson has taken active steps to further streamline its operations to reduce and control its operating costs. The operating costs for fiscal 2018 were reduced to $4.9 million, which included $489,000 in legal fees related to a trademark infringement suit initiated by the Company, as compared to $5.1 million for fiscal 2017.

Licensing revenue — Licensing revenue in fiscal 2018 was $0.7 million as compared to $3.6 million for fiscal 2017, a decrease of $2.9 million, or 81.8%, driven by lower year-over-year sales by the Company’s licensees of Emerson® branded product.

Historically, the Company’s largest license agreement was with Funai which accounted for $2.8 million, or approximately 78% of the Company’s total fiscal 2017 licensing revenue. As previously disclosed, the Funai licensing agreement was terminated effective as of December 31, 2016.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $15.0 million for fiscal 2018 as compared to $21.3 million for fiscal 2017, a decrease of $6.3 million, or 29.3%.

Cost of sales — Cost of sales includes those components as described in Note 1 “Cost of Sales” of the Notes to the Consolidated Financial Statements. In absolute terms, cost of sales decreased $2.4 million, or 14.5%, to $13.9 million in fiscal 2018 as compared to $16.3 million in fiscal 2017. Cost of sales as a percentage of net product sales was 96.9% in fiscal 2018 as compared to 92.3% in fiscal 2017. The decrease in absolute terms for fiscal 2018 as compared to fiscal 2017 was primarily related to the reduced net product sales and lower year-over-year gross cost of sales as a percentage of gross sales.

Other operating costs and expenses — Other operating costs and expenses include those components as described in Note 1 “Other Operating Costs and Expenses” of the Notes to the Consolidated Financial Statements. Other operating costs and expenses as a percentage of net product sales was 0.4% in fiscal 2018 and 1.1% in fiscal 2017. In absolute terms, other operating costs and expenses was $0.1 million in fiscal 2018 as compared to $0.2 million in fiscal 2017.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 32.8% in fiscal 2018 as compared to 24.0% in fiscal 2017. Fiscal 2018 S,G&A, in absolute terms, was $4.9 million and fiscal 2017 S,G&A, in absolute terms, was $5.1 million, a decrease of $0.2 million, or 3.5%. The decrease in S,G&A was due to reductions in compensation costs, directors fees, consulting fees, IT costs and tax counsel partially offset by increased legal fees as mentioned above in “Business operations”.

Analysis of S,G&A

Fiscal 2018 S,G&A included approximately $0.5 million in legal fees related to a trademark infringement suit and $88,000 in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors.

Fiscal 2017 S,G&A included approximately $0.2 million in legal and advisory fees pertaining to work performed for the Special Committee of the Company’s Board of Directors.

Excluding the aforementioned items, the fiscal 2018 S,G&A was $4.3 million and the fiscal 2017 S,G&A was $4.9 million, a decrease of $0.6 million, or 12.2%, primarily due to lower year-over-year compensation and corporate costs.

Interest income, net — Interest income, net, was $492,000 in fiscal 2018 as compared to $261,000 in fiscal 2017, resulting from an increase in interest rates earned on its investments in Certificates of Deposit during fiscal 2018.

Provision for income tax expense — In fiscal 2018, the Company recorded income tax expense of $3.5 million, of which approximately $3.1 million was recorded in the fourth quarter of fiscal 2018 resulting from the enactment of the Tax Cuts and Jobs Act and a one-time transition tax on the deemed repatriation of the Company’s undistributed earnings of its foreign subsidiaries. The Company recorded income tax expense of $0.2 million in fiscal 2017. See Note 5 “Income Taxes”.

Net (loss) — As a result of the foregoing factors, the Company recorded a net loss of $6.9 million for fiscal 2018 as compared to a net loss of $0.2 million for fiscal 2017.

Liquidity and Capital Resources

General

As of March 31, 2018, the Company had cash and cash equivalents of approximately $25.1 million as compared to approximately $27.5 million at March 31, 2017. Working capital decreased to $46.0 million at March 31, 2018 as compared to $56.0 million at March 31, 2017. The decrease in cash and cash equivalents of approximately $2.4 million was due to the below factors.

Net cash used by operating activities was approximately $5.2 million for fiscal 2018 resulting from a $6.9 million loss generated during the period, a $2.3 million increase in inventory, a $0.5 million increase in accounts receivable, a $0.2 million increase in asset allowances, partially offset by a $3.0 million increase in income taxes payable, a $1.0 million decrease in prepaid expenses and other current assets, a $0.4 million decrease in prepaid purchases and a $0.3 million decrease in deferred tax assets.

Net cash provided by investing activities was $9.1 million primarily due to redemptions of investments in short term certificates of deposit.

Net cash used by financing activities was approximately $6.3 million resulting from treasury stock purchases made during fiscal 2018 under the Company’s $10.0 million stock repurchase program authorized by the Company’s Board of Directors. The current repurchase program is scheduled to expire on June 30, 2018, unless extended further.

Credit Arrangements

Letters of Credit — The Company has utilized Hang Seng Bank in the past to issue letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis, although no letter of credit agreement is in place between the Company and Hang Seng Bank or any financial institution. The last letter of credit placed with Hang Seng Bank on this basis was in May 2014. At March 31, 2018, the Company had no outstanding letters of credit. In the event that the Company does have outstanding letters of credit with Hang Seng Bank, a like amount of cash is posted by the Company as collateral against such outstanding letters of credit, and is classified as Restricted Cash on the balance sheet.

Short-term Liquidity

The Company’s principal existing sources of cash are generated from operations. The Company believes that its cash on hand and existing sources of cash will be sufficient to support its existing operations over the next 12 months.

Historically, a significant percentage of the Company’s product sales were made under the Direct Import Program. The direct importation of product by the Company to its customers can significantly benefit the Company’s liquidity because this inventory does not need to be financed by the Company. In fiscal 2018, however, there were no product sales imported directly to the Company’s customers due to changes in the Company’s key customers.

As of March 31, 2018, there were no capital expenditure or other commitments other than the normal purchase orders used to secure product.

Off-Balance Sheet Arrangements

As of March 31, 2018, the Company did not have any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

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

Recently-Issued Financial Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board during the twelve months ended March 31, 2018 or during the interim period between March 31, 2018 and June 28, 2018 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

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

Accounting Standards Update 2014-09 “Revenue from Contracts with Customers” (Issued May 2014)

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers" in order to ensure that revenue recognition requirements are the same under both US GAAP and International Financial Reporting Standards ("IFRS"). ASU 2014-09 removes inconsistencies and provides a more robust framework for addressing revenue issues. ASU 2014-09 was effective for reporting periods and interim periods beginning on or after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 "Deferral of the Effective Date" to delay the implementation of ASU 2014-09 by one year, in response to feedback from preparers, practitioners and users of financial statements. Accordingly, ASU 2014-09 is now effective for reporting periods and interim periods beginning on or after December 15, 2017. Early adoption is permitted for reporting and interim periods beginning on or after December 15, 2016. The Company has elected to adopt the amendments in ASU 2014-09 on a modified retrospective basis; whereas any cumulative effect of adopting this guidance will be recognized as an adjustment to its opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The Company does not expect these amendments to have a material impact on its financial statements, as it is primarily a seller of tangible personal property whose contracts with customers and the related transaction prices and performance obligations will be minimally affected by the amendments.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: the Board of Directors and Stockholders

of Emerson Radio Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries (the "Company") as of March 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2018, and the related notes (collectively referred to as the financial statements).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MSPC

Certified Public Accountants and Advisors,

A Professional Corporation

We have served as the Company’s auditor since 2005.

New York, New York

June 28, 2018

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended March 31, 2018 and 2017

	2018	2017
	(In thousands, except per share data)
Net revenues:
Net product sales	$14,363	$17,635
Licensing revenue	659	3,616
Net revenues	15,022	21,251
Costs and expenses:
Cost of sales	13,921	16,277
Other operating costs and expenses	60	199
Selling, general and administrative expenses	4,923	5,101
	18,904	21,577
Operating (loss)	(3,882)	(326)
Other income:
Interest income, net	492	261
(Loss) before income taxes	(3,390)	(65)
Provision for income tax expense	3,461	172
Net (loss)	(6,851)	(237)
Basic (loss) per share	$(0.27)	$(0.01)
Diluted (loss) per share	$(0.27)	$(0.01)
Weighted average shares outstanding
Basic	25,282	27,115
Diluted	25,282	27,115

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2018 and 2017

	2018	2017
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$25,096	$27,471
Short term investments	16,000	25,078
Accounts receivable, net	1,884	1,208
Royalty receivable	63	99
Inventory	3,164	838
Prepaid purchases	360	750
Prepaid expenses and other current assets	497	1,494
Total Current Assets	47,064	56,938
Property, plant, and equipment, net	14	18
Deferred tax assets, net	528	791
Other assets	151	101
Total Non-current Assets	693	910
Total Assets	$47,757	$57,848
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	803	756
Income tax payable	250	165
Deferred revenue	50	—
Total Current Liabilities	1,103	921
Non-Current Liabilities:
Federal tax payable	2,871	—
Total Non-current Liabilities	2,871	—
Total Liabilities	$3,974	$921
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at March 31, 2018 and March 31, 2017, respectively; 22,799,088 and 27,065,852 shares outstanding at March 31, 2018 and March 31, 2017, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(9,265)	(2,414)
Treasury stock, at cost (30,166,709 and 25,899,945 shares at March 31, 2018 and March 31, 2017, respectively)	(30,583)	(24,290)
Total Shareholders’ Equity	43,783	56,927
Total Liabilities and Shareholders’ Equity	$47,757	$57,848

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended March 31, 2018 and 2017

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2016	$3,310	52,965,797	$529	$79,792	$(2,177)	$(24,224)	$57,230
Purchase of treasury stock						$(66)	$(66)
Net loss					$(237)		$(237)
Balance — March 31, 2017	$3,310	52,965,797	$529	$79,792	$(2,414)	$(24,290)	$56,927
Purchase of treasury stock						$(6,293)	$(6,293)
Net loss					$(6,851)		$(6,851)
Balance — March 31, 2018	$3,310	52,965,797	$529	$79,792	$(9,265)	$(30,583)	$43,783

The accompanying notes are an integral part of the consolidated financial statements

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended March 31, 2018 and 2017

	2018	2017
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(6,851)	$(237)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	8	16
Deferred tax assets	263	610
Asset allowances and reserves	(166)	(554)
Changes in assets and liabilities:
Accounts receivable	(510)	2,146
Royalty receivable	36	1,193
Inventory	(2,326)	1,218
Prepaid purchases	390	121
Prepaid expenses and other current assets	997	(938)
Other assets	(50)	31
Accounts payable and other current liabilities	47	(935)
Due to affiliates	—	(512)
Deferred revenue	50	—
Income taxes payable	2,956	(290)
Net cash (used) provided by operating activities	(5,156)	1,869
Cash Flows From Investing Activities:
Proceeds from sale of short term investments	70,136	33,209
Purchases of short term investments	(61,058)	(38,132)
Proceeds from restricted cash	—	500
Additions to property, plant and equipment	(4)	(5)
Net cash provided (used) by investing activities	9,074	(4,428)
Cash Flows from Financing Activities:
Purchases of treasury stock	(6,293)	(66)
Net cash (used) by financing activities	(6,293)	(66)
Net (decrease) in cash and cash equivalents	(2,375)	(2,625)
Cash and cash equivalents at beginning of the year	27,471	30,096
Cash and cash equivalents at end of the year	$25,096	$27,471
Supplemental disclosures:
Cash paid for:
Interest	$4	$2
Income taxes	$320	$1,524

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

Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment. At March 31, 2018, the Company had approximately $14,000 of property, plant and equipment, net of accumulated depreciation. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topics 350 “Intangibles” and 360 “Property, Plant and Equipment”. The recoverability of assets held and used is measured by a comparison of the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. If impairment is deemed to exist, the asset will be written down to fair value. Any such impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. As of March 31, 2018, management expects the carrying value of its long-lived assets to be fully recoverable.

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

Sales Return Reserves

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

The Company generally does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations and there were no foreign exchange forward contracts held by the Company at March 31, 2018 or March 31, 2017.

Advertising Expenses

Advertising expenses are charged against earnings as incurred and are included in selling, general and administrative expenses. The Company incurred $17,000 of advertising expenses during fiscal 2018 and nil during fiscal 2017.

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

The sales and marketing support accrual activity for fiscal 2018 and fiscal 2017 was as follows (in thousands):

Balance at March 31, 2016	$473
additions	492
usages	(395)
adjustments	(276)
Balance at March 31, 2017	$294
additions	611
usages	(593)
adjustments	(195)
Balance at March 31, 2018	$117

Interest income, net

The Company records interest as incurred. The net interest income for fiscal 2018 and 2017 consists of:

	2018	2017
	(In thousands)
Interest expense	$(4)	$(2)
Interest income	496	263
Interest income, net	$492	$261

Income Taxes

Deferred income taxes are recorded to account for the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets have been recorded net of an appropriate valuation allowance, to the extent management believes it is more likely than not that such assets will be realized. (See Note 5 “Income Taxes”). Any tax penalties are recorded as part of selling, general and administrative expenses and any interest to which the Company is subject, is recorded as a part of income tax expense. Penalties and interest incurred during fiscal 2018 were approximately $1,000 and $51,000, respectively, and approximately $14,000 and $86,000 during fiscal 2017.

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

Accounting Standards Update 2014-09 “Revenue from Contracts with Customers” (Issued May 2014)

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers" in order to ensure that revenue recognition requirements are the same under both US GAAP and International Financial Reporting Standards ("IFRS"). ASU 2014-09 removes inconsistencies and provides a more robust framework for addressing revenue issues. ASU 2014-09 was effective for reporting periods and interim periods beginning on or after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 "Deferral of the Effective Date" to delay the implementation of ASU 2014-09 by one year, in response to feedback from preparers, practitioners and users of financial statements. Accordingly, ASU 2014-09 is now effective for reporting periods and interim periods beginning on or after December 15, 2017. Early adoption is permitted for reporting and interim periods beginning on or after December 15, 2016. The Company has elected to adopt the amendments in ASU 2014-09 on a modified retrospective basis; whereas any cumulative effect of adopting this guidance will be recognized as an adjustment to its opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The Company does not expect these amendments to have a material impact on its financial statements, as it is primarily a seller of tangible personal property whose contracts with customers and the related transaction prices and performance obligations will be minimally affected by the amendments.

NOTE 2 — INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. As of March 31, 2018 and March 31, 2017, inventories consisted exclusively of purchased finished goods.

NOTE 3 — RELATED PARTY TRANSACTIONS:

From time to time, Emerson engages in business transactions with its controlling shareholder, Nimble Holdings Company Limited (“Nimble”), formerly known as The Grande Holdings Limited (“Grande”), and one or more of Nimble’s direct and indirect subsidiaries. Set forth below is a summary of such transactions.

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the Securities and Exchange Commission (“SEC”) on February 28, 2018, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 66.9%, of the Company’s outstanding common stock as of March 31, 2018. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

On September 26, 2017, Wealth Warrior Global Limited (“Wealth Warrior”) acquired approximately 65.9% of the outstanding share capital of Nimble from Sino Bright Enterprises Co., Ltd., a company related to the Company’s Chairman of the Board. Based upon disclosures filed by Wealth Warrior on a Schedule 13D on October 10, 2017, as subsequently amended, Wealth Warrior, together with its affiliates, collectively held 73.9% of the outstanding share capital of Nimble as of October 10, 2017. Accordingly, a change of control of the Company was deemed to have occurred as Wealth Warrior may be deemed to be a controlling person of Nimble, and as a result may be deemed to share the power to vote or direct the vote of (and to share the power to dispose or direct the disposition of) the shares of the Company held for the account of S&T.

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

Ancillary Expenses Pertaining to Rented Office Space in Hong Kong

During the twelve months ended March 31, 2018 the Company was billed approximately $13,000, and $14,000 for the twelve months ended March 31, 2017, for utility and service charges from the Grande Properties Management Limited (“GPML”) and Lafe Strategic Services Limited (“LSSL”), both related parties to the Company’s Chairman of the Board, in connection with the Company’s rented office space in Hong Kong. The Company owed nil to both GPML and LSSL related to these charges at March 31, 2018 and March 31, 2017.

Administrative service fees charged to related parties

During the twelve months ended March 31, 2018 the Company billed approximately $23,000, and nil for the twelve months ended March 31, 2017, for administrative fees to Phenomenon Agents Ltd (“PAL”), Sansui Acoustics Research Corporation (“SARC”) and TWD Industrial Co. Ltd. (“TICL"), which are subsidiaries of Nimble. The Company was owed nil from PAL, SARC and TICL related to these charges at March 31, 2018 and March 31, 2017.

NOTE 4 — PROPERTY, PLANT, AND EQUIPMENT:

As of March 31, 2018 and 2017, property, plant and equipment is comprised of the following:

	2018	2017
	(In thousands)
Computer equipment and software	323	323
Furniture and fixtures	190	193
Leasehold improvements	8	8
	521	524
Less accumulated depreciation and amortization	(507)	(506)
	$14	$18

Depreciation of property, plant, and equipment amounted to approximately $8,000 and $16,000 for the twelve months ended March 31, 2018 and 2017, respectively. During fiscal 2018, the Company disposed of property, plant and equipment with gross book values totaling approximately $3,000. The Company recognized a total net loss of nil on these disposals in fiscal 2018. During fiscal 2017, the Company disposed of property, plant and equipment with gross book values totaling approximately $19,000. The Company recognized a total net loss of nil on these disposals in fiscal 2017.

NOTE 5 — INCOME TAXES:

The Company’s provision for income tax expense for fiscal 2018 and fiscal 2017 was as follows:

	2018	2017
	(In thousands)
Current:
Federal	$3,071	$(596)
Foreign, state and other	8	5
Prior year federal and state, with interest	119	154
Deferred:
Federal	272	540
Foreign, state and other	(9)	69
Provision for income tax expense	$3,461	$172

The Company files a consolidated federal return and certain state and local income tax returns.

The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory federal rate of 34% to earnings before income taxes for fiscal March 2018 and fiscal 2017 is analyzed below:

	2018	2017
	(In thousands)
Statutory provision	$(1,044)	$(40)
Foreign subsidiary	(80)	(71)
State taxes	91	(51)
Permanent differences	1	112
Effect of new rate per Tax Act on deferred tax asset	325	—
True up to prior year taxes	(106)	(63)
Federal taxes on Section 965	3,121	—
Valuation allowance	160	288
Utilization of NOL on Section 965	997	—
NOL Adjustments	(4)	(3)
Provision for income tax expense	$3,461	$172

As of March 31, 2018 and March 31, 2017, the significant components of the Company’s deferred tax assets which were classified as non-current, were as follows:

	2018	2017
	(In thousands)
Deferred tax assets:
Accounts receivable reserves	$86	$123
Inventory reserves	125	201
Accruals	43	17
Property, plant and equipment and intangible assets	262	438
Net operating loss and credit carry forwards	460	300
Valuation allowance	(448)	(288)
Total deferred tax assets	$528	$791

The Company has no U.S. federal net operating loss carry forwards (“NOLs”) as of March 31, 2018.

The Company has $7.0 million of state NOLs as of March 31, 2018 as follows (in millions $):

Loss Year (Fiscal)	Included in DTA	Expiration Year (Fiscal)
2014	$2.4 million	2034
2017	$0.5 million	2036
2018	$3.6 million	2037

The tax benefits related to these state net operating loss carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

The income of foreign subsidiaries before taxes was $276,000 for the fiscal year ended March 31, 2018 as compared to a loss before taxes of $220,000 for the fiscal year ended March 31, 2017, respectively.

Except for the accrual of the one-time transition tax on the deemed repatriation of the Company’s undistributed earnings of its foreign subsidiaries, as detailed below, no provision was made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will be reinvested but could become subject to additional tax if they were loaned to the Company or a domestic affiliate, or if the Company should sell its stock in the foreign subsidiaries.

The Company analyzed the future reasonability of recognizing its deferred tax assets at March 31, 2018. As a result, the Company concluded that a valuation allowance of approximately $448,000 would be recorded against the assets.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of March 31, 2018, the Company’s open tax years for examination for U.S. federal tax are 2014-2017, and for U.S. states’ tax are 2011-2017. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

In December 2017, President Trump signed into law H.R.1, commonly known as the Tax Cuts and Jobs Act (“TCJA”), which makes significant changes to the Internal Revenue Code. Subsequent to enactment of the TCJA in December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance regarding accounting for the TCJA’s impact.  SAB 118 requires companies to recognize those tax items for which accounting can be completed. For items whose accounting has not been completed, companies must recognize provisional amounts to the extent they are reasonably estimable, with subsequent adjustments over a measurement period as more information is available and calculations are finalized.

Enactment of the TCJA resulted in a one-time transition tax on the deemed repatriation of the Company’s undistributed earnings of its foreign subsidiaries.  The Company has estimated that it will have a gross transition tax liability of $4.6 million which will be reduced by $1.5 million due to net operating losses of $4.7 million. Thus the Company has recorded tax expense of $3.1 million in the year ended March 31, 2018 as a provisional estimate of its US federal and state transition tax liability.

The TCJA lowered the Company’s US statutory federal tax rate from 34% to 21% effective January 1, 2018. The Company recorded a tax expense of $0.3 million in the year ended March 31, 2018 as a provisional estimate of the reduction in its US deferred tax assets resulting from the rate change.

While the Company has recognized the provisional tax effect of the transition tax on deemed repatriation and the revaluation of deferred tax assets and liabilities in its financial statements for the year ended March 31, 2018, the ultimate tax impact could differ from these provisional amounts. The Company will continue to analyze the impact of the TCJA, including any additional regulatory guidance issued by the U.S. tax authorities, and expects to complete its accounting in 2018.

Prior to March 2018, the Company had asserted under ASC 740-30 that all of the unremitted earnings of its foreign subsidiaries were indefinitely invested. The Company evaluates this assertion each period based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S.

Because of the transition tax on deemed repatriation required by the TCJA, the Company has been subject to tax in 2017 on the entire amount of its previously undistributed earnings from foreign subsidiaries. Beginning in 2018, the TCJA will generally provide a 100% deduction for U.S. federal tax purposes of dividends received by the Company from its foreign subsidiaries. However, the Company is currently evaluating the potential foreign and U.S. state tax liabilities that would result from future repatriations, if any, and how the TCJA will affect the Company's existing accounting position with regard to the indefinite reinvestment of undistributed foreign earnings. The Company expects to complete this evaluation and determine the impact which the legislation may have on its indefinite reinvestment assertion within the measurement period provided by SAB 118.

The TCJA establishes new tax rules designed to tax U.S. companies on global intangible low-taxed income (GILTI) earned by foreign subsidiaries. Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the TCJA and the application of ASC 740. Therefore, the Company has not made any adjustments related to potential GILTI tax in its March 31, 2018 financial statements.

NOTE 6 — COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases warehouse and office space from non-affiliated companies, with annual commitments as follows (in thousands). Also included are commitments to the Company’s ERP software provider:

Fiscal Years	Amount
2018	286
2019	162
2020	86
2021	81
Thereafter	68
Total	$683

Rent expense resulting from leases with non-affiliated companies aggregated $261,000 and $264,000, respectively, for fiscal 2018 and 2017.

Letters of Credit:

The Company utilizes the services of one of its banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2018 and March 31, 2017, the Company had no letters of credit outstanding.

Capital Expenditure and Other Commitments:

As of March 31, 2018, there were no capital expenditure or other commitments other than the normal purchase orders used to secure product.

Employee Benefit Plan:

The Company currently sponsors a defined contribution 401(k) retirement plan which is subject to the provisions of the Employee Retirement Income Security Act. The Company matches a percentage of the participants’ contributions up to a specified amount. These contributions to the plan for fiscal 2018 and 2017 were $32,000 and $42,000, respectively, and were charged against earnings for the periods presented.

NOTE 7 — SHAREHOLDERS’ EQUITY:

Common Shares:

Authorized common shares total 75,000,000 with a par value $0.01 per share, of which, 22,799,088 were outstanding as of March 31, 2018 and 27,065,852 as of March 31, 2017. Shares held in treasury at March 31, 2018 were 30,166,709 and at March 31, 2017 were 25,899,945.

Common Stock Repurchase Program:

In December 2016, the Company publicly announced the approval by the Board of Directors of the repurchase of up to $5 million of its common stock, that the repurchases may be effected from time to time at prevailing market prices, through open market or in privately negotiated transactions, which may include, in whole or in part, the establishment of a purchase program pursuant to the safe harbor provided by Rule 10b5-1 under the Securities Exchange Act of 1934, through block purchases or through accelerated or forward or similar stock purchases.

In September 2017, the Company’s Board of Directors approved an additional $5 million, bringing the total authorized stock repurchases under the program to $10 million and in June 2018 extended the program to December 31, 2018. Under the program, repurchases will be funded from available working capital and any repurchased shares will be held in the treasury as authorized and issued shares available for general corporate purposes. During the twelve months ended March 31, 2018, 4,266,764 shares for $6,292,620 were repurchased. As of March 31, 2018, the Company had repurchased 4,330,744 shares for $6,359,238 under this program. The remaining balance of the program is $3,640,762 as of March 31, 2018.

Series A Preferred Stock:

The Company has issued and outstanding 3,677 shares of Series A Preferred Stock, $.01 par value (“Preferred Stock”), with a face value of $3,677,000, which had no determinable market value as of March 31, 2018. The Preferred Stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

NOTE 8 — SHORT TERM INVESTMENTS:

At March 31, 2018 and March 31, 2017, the Company held short-term investments in certificates of deposit totaling $16.0 million and $25.1 million, respectively.

The Company held $5.0 million in certificates of deposit which were classified as cash equivalents as of March 31, 2018 and $3.0 million as of March 31, 2017. Of the $5.0 million in certificates of deposit classified as cash equivalents, $2.0 million matured on April 26, 2018 and have not been re-invested into certificates of deposit. The remaining $3.0 million matured on May 23, 2018 and were re-invested.

NOTE 9 — NET EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share for the years ended March 31, 2018 and March 31, 2017:

	2018	2017
	(In thousands, except per share data)
Numerator:
Net (loss)	$(6,851)	$(237)
Denominator:
Denominator for basic and diluted earnings per share — weighted average shares	25,282	27,115
Net (loss) per share:
Basic and diluted (loss) per share	$(0.27)	$(0.01)

For the year ended March 31, 2018, there were no outstanding instruments which were potentially dilutive.

NOTE 10 — LICENSE AGREEMENTS:

The Company is currently party to two license agreements that allow the licensee to use its trademarks for the manufacture and/or the sale of consumer electronics and other products. Each of these license agreements (i) allows the licensee to use the Company’s trademarks for a specific product category, or for sales within specific geographic areas, or for sales to a specific customer base, or any combination of the above, or any other category that might be defined in applicable license agreement and (ii) may be subject to renewal at the initial expiration of applicable agreement and is governed by the laws of the United States.

Historically, the Company’s largest license agreement was with Funai which accounted for $2.8 million, or approximately 78% of the Company’s total fiscal 2017 licensing revenue. As previously disclosed, the Funai licensing agreement was terminated effective as of December 31, 2016.

As previously disclosed, on December 16, 2015, the Company received written notice from Funai stating its intention to terminate the agreement, with termination to be effective on December 31, 2016. In accordance with the agreement, in June 2016 Funai paid to the Company the full balance of the contracted non-refundable minimum annual royalty through the December 31, 2016 termination date in the amount of $2.8 million. This licensing relationship contributed substantial product volume and market presence through Funai’s manufacture and distribution of products bearing the Emerson® brand name in the United States and its loss has materially and adversely affected the Company’s revenue, earnings and business. The Company is analyzing the impacts of the Funai termination to its business and is identifying strategic courses of action for consideration, including seeking new licensing relationships. There can be no assurance that the Company will be able to secure a new licensee or distribution relationship to replace the licensing revenue, product volume and market presence of Emerson-branded products in the United States, which had been provided through the license agreement with Funai.

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

NOTE 12 — RISKS AND UNCERTAINTIES:

Customer and Licensee Concentration

For the twelve months ended March 31, 2018, the Company’s three largest customers, accounted for approximately 84% of the Company’s net revenues, with Walmart accounting for 62%, Amazon.com accounting for 11%, Fred Meyer accounting for 11%. For the 12 months ended March 31, 2017 the Company’s two largest customers, and largest licensee, accounted for approximately 83% of the Company’s net revenue with Walmart accounting for 53%, Fred Meyer accounting for 17% and Funai accounting for 13%. A significant decline in net sales to any of the Company’s key customers would have a material adverse effect on the Company’s business, financial condition and results of operation. The termination of the Funai license agreement has had a material adverse effect on the Company’s business, financial condition and results of operation.

Product Concentration

For the twelve months ended March 31, 2018, the Company’s gross product sales were comprised of four product types within two categories — housewares products and audio products, and two of these product types, namely microwave ovens and compact refrigerators — both within the housewares category — generated approximately 69% of the Company’s gross product sales, with microwave ovens generating approximately 63% of the total and compact refrigerators generating approximately 6% of the total. Audio products generated approximately 30% of the Company’s gross product sales during fiscal 2018.

For the twelve months ended March 31, 2017, the Company’s gross product sales were comprised of the same four product types within the same two categories — housewares products and audio products, and two of these product types, namely microwave ovens and compact refrigerators — both within the housewares category — generated approximately 82% of the Company’s gross product sales, with microwave ovens generating approximately 71% of the total and compact refrigerators generating approximately 11% of the total. Audio products generated approximately 18% of the Company’s gross product sales during fiscal 2017.

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

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, Walmart and Amazon.com accounted for 64% and 21% as of March 31, 2018, respectively. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Walmart and Fred Meyer accounted for 91% and nil as of March 31, 2017, respectively. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The accounts receivable allowance for doubtful accounts on the Company’s total trade accounts receivable balances was approximately $6,000 at March 31, 2018 and approximately $4,000 at March 31, 2017. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash and restricted cash balances on deposit in the U.S. as of March 31, 2018 and March 31, 2017 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash, cash equivalents and restricted cash balances in excess of these FDIC-insured limits were approximately $24.5 million and approximately $27.0 million at March 31, 2018 and March 31, 2017, respectively.

Supplier Concentration

During the twelve months ended March 31, 2018, the Company procured approximately 93% of its products for resale from its two largest factory suppliers, and of these, the Company procured approximately 59% of these products from one of them and 34% from another. During the twelve months ended March 31, 2017, the Company procured approximately 91% of its products for resale from its two largest factory suppliers, and of these, the Company procured approximately 75% of these products from one of them and 16% from another.

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

NOTE 13 — GEOGRAPHIC INFORMATION:

Net revenues and long-lived assets of the Company for the fiscal years ended March 31, 2018 and March 31, 2017 are summarized below by geographic area (in thousands). Net revenues are attributed to geographic area based on the location of the customer.

	Year Ended March 31, 2018
	U.S.	Foreign	Consolidated
Net revenues	$15,022	$—	$15,022
Long-lived assets	$25	$90	$115

	Year Ended March 31, 2017
	U.S.	Foreign	Consolidated
Net revenues	$21,251	$—	$21,251
Long-lived assets	$26	$93	$119

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2018 there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 30, 2018.

Item 11.	EXECUTIVE COMPENSATION

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 30, 2018.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 30, 2018.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 30, 2018.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 30, 2018.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements. The following financial statements of Emerson Radio Corp. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended March 31, 2018 and 2017

Consolidated Balance Sheets as of March 31, 2018 and 2017

Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended March 31, 2018 and 2017

Notes to Consolidated Financial Statements

2. Financial Statement Schedules. All financial statement schedules are omitted from this Annual Report on Form 10-K, as they are not required or applicable or the required information is included in the financial statements or notes thereto.

3. Exhibits. The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

Exhibit Number

3.1

Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994) (filed in paper format).

3.4

Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit (3) (b) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994) (filed in paper format).

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

10.34	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Emerson’s Form 10-Q for the quarter ended December 31, 2014.) †

21.1	Principal Subsidiaries of the Company as of March 31, 2018.*

23.1	Consent of Independent Registered Public Accounting Firm — MSPC, Certified Public Accountants and Advisors, Professional Corporation.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.1+	XBRL Instance Document. *

101.2+	XBRL Taxonomy Extension Schema Document. *

101.3+	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.4+	XBRL Taxonomy Extension Definition Linkbase Document. *

101.5+	XBRL Taxonomy Extension Label Linkbase Document. *

101.6+	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
Item 16.	FORM 10-K SUMMARY

None.

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

Dated: June 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher W. Ho	Chairman of the Board and Director	June 28, 2018
Christopher W. Ho

/s/ Duncan Hon	Chief Executive Officer and Director	June 28, 2018
Duncan Hon

/s/ Michael Binney	Chief Financial Officer and Director	June 28, 2018
Michael Binney

/s/ Kareem E. Sethi	Director	June 28, 2018
Kareem E. Sethi

/s/ Kin Yuen	Director	June 28, 2018
Kin Yuen