Form 10-K/A
period 2018-03-31
EMERSON RADIO CORP
filed 2018-07-27
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-07731

EMERSON RADIO CORP.

(Exact name of registrant as specified in its charter)

Delaware	22-3285224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

35 Waterview Blvd., Parsippany, NJ	07054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 428-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NYSE American

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

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K (the “Annual Report”) of the Company for the fiscal year ended March 31, 2018 (“Fiscal 2018”), filed with the Securities and Exchange Commission (the “SEC”) on June 28, 2018, is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended March 31, 2018, and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Exchange Act, the Company is amending Item 15 of Part IV of the Annual Report to update the exhibit list and to include certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on June 28, 2018 or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information regarding the current directors of Emerson Radio Corp. (“Emerson,” “us” or the “Company”) as of July 27, 2018.

Name	Age	Director Since	Principal Occupation or Employment
Christopher Ho	67	2016	Christopher Ho, a director of the Company and the Chairman of the Board since June 2016, brings his extensive knowledge of the Company and experience in consumer electronics, international trade and corporate finance to the Board of Directors. Mr. Ho served as the Company’s Chairman of the Board from July 2006 through November 2013 and he currently serves as Chairman of Lafe Corporation Limited, a company listed on the Singapore Exchange. Since May 2018, Mr. Ho. has served as a director of S&T International Distribution Ltd. and Grande N.A.K.S. Ltd., which are wholly owned subsidiaries of Nimble Holdings Company Limited. Mr. Ho previously was a director of The Grande Holdings Limited (now known as Nimble Holdings Company Limited), a Hong Kong-based group of companies engaged principally in the licensing of trademarks and distribution of consumer electronics products, from October 1991 to February 2016. Mr. Ho graduated from the University of Toronto in 1974. He is a Chartered Professional Accountant, Chartered Accountant and Chartered Management Accountant of Canada. He is also a Certified Public Accountant in Hong Kong and a member of the Hong Kong Institute of Certified Public Accountants. He was a partner in an international accounting firm before joining The Grande Holdings Limited and has extensive experience in distribution, licensing, manufacturing, international trade and corporate finance.

			Based on Mr. Ho’s experience in consumer electronics, international trade and corporate finance, the Board of Directors believes that he is well qualified to serve as a director of the Company.

Duncan Hon	57	2009

Duncan Hon, a director of the Company since February 2009, has been the Company’s Chief Executive Officer since August 2011 and, prior to that, was the Company’s Deputy Chief Executive Officer since November 2009. From June 2016 to July 2017, Mr. Hon also served as the Company’s Secretary. Since May 2016, Mr. Hon has served as a director of S&T International Distribution Ltd. and Grande N.A.K.S. Ltd., which are wholly owned subsidiaries of Nimble Holdings Company Limited. From May 2016 to December 2017, Mr. Hon served as the Chief Executive Officer and an executive director of The Grande Holdings Limited (now known as Nimble Holdings Company Limited), and since 2010 he has also served as a director and Vice Chairman of the Board of Sansui Electric Co. Ltd., a Japanese manufacturer of audio and video equipment and part of the Nimble group. Mr. Hon also served as a director of The Grande Holdings Limited from January 2011 until March 2013. In addition to his employment with the Company, Mr. Hon is also an employee of a subsidiary of Nimble which is engaged in trademark licensing. He is a member of the Hong Kong Institute of Certified Public Accountants and the Association of Chartered Certified Accountants.

Based on Mr. Hon’s role as Chief Executive Officer of the Company and his experience in consumer electronics, management and accounting, the Board believes that he is well qualified to serve as a director of the Company.

Name	Age	Director Since	Principal Occupation or Employment
Michael Binney	59	2016	Michael Binney, the Chief Financial Officer of the Company since March 2017 and the Company’s Secretary since July 2017, has also served as a director of the Company since June 2016, bringing extensive public company accounting experience in addition to his knowledge of the Company to the Board of Directors. Since August 2016, Mr. Binney has served as a director of S&T International Distribution Ltd. and Grande N.A.K.S. Ltd., which are wholly owned subsidiaries of Nimble Holdings Company Limited. From November 2016 to December 2017, Mr. Binney served as an Executive Director and Group Chief Financial Officer of The Grande Holdings Limited (now known as Nimble Holdings Company Limited). He is a fellow member of the Institute of Chartered Accountants in England and Wales, a fellow member of the Association of Chartered Certified Accountants and a fellow member of the Hong Kong Institute of Certified Public Accountants. From June 2016 through November 2016, Mr. Binney served as Deputy Chief Executive Officer (Finance Accounting & Company Secretarial) of The Grande Holdings Limited. From 2010 to March 2016, Mr. Binney served as an Executive Director and Chief Financial Officer of the Vinarco International Group of Companies, an upstream supplier to the oil and gas industry in the Asia-Pacific region. Mr. Binney previously served as a non-executive director of The Grande Holdings Limited from 2009 to 2010, and as an Executive Director of The Grande Holdings Limited from 2001 to 2009. He also was a member of the Board of Directors of Lafe Corporation Limited, a company listed on the Singapore Exchange, as a non-executive director from 2009 to 2010 and as Executive Director from 2001 until 2009. Mr. Binney was a member of the Board of Directors of the Company from 2005 to 2008. Previous to the above appointments, Mr. Binney worked for over 10 years at major international accounting firms including KPMG and PricewaterhouseCoopers.

			Based on Mr. Binney’s role as a consultant and his experience in management and accounting, the Board believes that he is well qualified to serve as a director of the Company.

Kareem E. Sethi (1)	41	2007	Kareem E. Sethi has been a director since December 2007. Mr. Sethi has served as Managing Director of Streetwise Capital Partners, Inc. since 2003. From 1999 until 2003, Mr. Sethi was Manager, Business Recovery Services for PricewaterhouseCoopers LLP.

			Based on Mr. Sethi’s experience in accounting, corporate finance and portfolio management, the Board believes that he is well qualified to serve as a director of the Company.

Kin Yuen (1)	63	2016

Mr. Yuen, a director of the Company since June 2016, brings extensive experience in corporate finance, financial planning, public company reporting and management to the Board of Directors. Since April 2016, Mr. Yuen has served as an independent non-executive director of Lafe Corporation Limited, a company listed on the Singapore Exchange engaged in real property development. Since 2004, Mr. Yuen has also served as an independent non-executive director of Huayi Tencent Entertainment Co. Ltd., a company listed on the Stock Exchange of Hong Kong Limited and engaged in entertainment and media businesses. In September 2017, Mr. Yuen was appointed an executive director of Culturecom Holdings Limited, a company listed on the Hong Kong Stock Exchange and engaged in publishing businesses. From 2009 to 2014, Mr. Yuen was the Chief Financial Officer and an Executive Director of Varitronix International Ltd., a Hong Kong-listed company and manufacturer of LCD and related products. Mr. Yuen holds a Master of Business Administration degree from the University of Toronto, Canada. He is a Chartered Professional Accountant in Canada and he is a fellow member of the Hong Kong Institute of Certified Public Accountants, and of the Association of Chartered Certified Accountants.

Based on Mr. Yuen’s experience in corporate finance, financial planning, public company reporting and management, the Board of Directors believes that he is well qualified to serve as a director of the Company.

(1)	Member of the Audit Committee

Board of Directors and Committees

The Company’s Board of Directors presently consists of five directors. The Board of Directors has determined that two of the directors, Messrs. Sethi and Yuen, meet the definition of independence as established by the NYSE American listing standards and applicable SEC rules.

The Board of Directors presently has one standing committee, the Audit Committee, which is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10A-3 thereunder. The Company’s Audit Committee currently consists of Mr. Sethi (Chairman) and Mr. Yuen, each of whom the Board has determined meets the definition of independence as established by the NYSE American listing rules and SEC rules. Mr. Sethi is currently the Chairman of the Audit Committee and the “audit committee financial expert.” Pursuant to Section 803(B)(2)(c) of the NYSE American Company Guide (the “Company Guide”), as a smaller reporting company the Company is required to have an audit committee of at least two independent members, as defined by the listing standards of the NYSE American.

The Audit Committee is empowered by the Board, among other things, to: (i) serve as an independent and objective party to monitor the Company’s financial reporting process, internal control system and disclosure control system; (ii) review and appraise the audit efforts of the Company’s independent accountants; (iii) assume direct responsibility for the appointment, compensation, retention and oversight of the work of the independent accountants and for the resolution of disputes between the independent accountants and the Company’s management regarding financial reporting issues; and (iv) provide the opportunity for direct communication among the independent accountants, financial and senior management and the Board. During Fiscal 2018, the Audit Committee performed its duties under a written charter approved by the Board. A copy of the Company’s Audit Committee Charter is posted on the Company’s website: www.emersonradio.com on the Investor Relations page.

In addition, in March 2013, the Company formed an ad hoc Special Committee consisting solely of independent directors to evaluate possible strategic alternatives intended to enhance stockholder value. The Special Committee currently consists of Mr. Yuen.

Controlled Company

The Company does not maintain a nominating committee or a compensation committee. So long as Nimble Holdings Company Limited (“Nimble”) beneficially holds more than 50% of the outstanding common stock of Emerson, Emerson is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide (the “Company Guide”). Accordingly, the Company relies on exemptions from certain corporate governance requirements to have (i) a majority of independent directors, (ii) a nominating and corporate governance committee composed entirely of independent directors or (iii) a compensation committee composed entirely of independent directors. The full Board of Directors, among other things, (i) identifies individuals qualified to become members of the Board of Directors and selects director nominees for election at the next Annual Meeting of Stockholders, (ii) reviews and monitors matters related to management development and succession, (iii) develops and implements executive compensation policies and pay for performance criteria, and (iv) reviews and approves salaries, bonuses and incentive awards.

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

Executive Officers

The following table sets forth certain information regarding the executive officers of Emerson as of July 27, 2018:

Name	Age	Position	Year Became Officer
Duncan Hon	57	Chief Executive Officer and Director	2009
Michael Binney	59	Executive Vice President, Chief Financial Officer and Director	2017

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

Based solely upon a review of Forms 3 and 4 and amendments to these forms furnished to the Company, and Forms 5, along with amendments thereto, all parties subject to the reporting requirements of Section 16(a) timely filed all such required reports during Fiscal 2018.

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

ITEM 11 — EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table

The following Summary Compensation Table sets forth information concerning compensation for services rendered in all capacities to the Company and its subsidiaries for Fiscal 2018 and for the fiscal year ended March 31, 2017 (“Fiscal 2017”) which was awarded to, earned by or paid to the Company’s named executive officers at any time during Fiscal 2018.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	All Other Compensation ($)	Total ($)
Duncan Hon	2018	$540,000	$—	$—	$540,000
Chief Executive Officer	2017	$485,833	$237,500	$—	$723,333
Michael Binney (2)	2018	$148,840	$—	$2,496	$151,336
Chief Financial Officer	2017	$9,217	$—	$—	$9,217

(1)	Represents bonus paid during the fiscal year.
(2)	Mr. Binney was appointed Executive Vice President and Chief Financial Officer of the Company effective on March 9, 2017.

Employment Agreements.

During Fiscal 2018, the Company had employment agreements with certain of its named executive officers, each of which is described below.

Duncan Hon. Duncan Hon, the Company’s Chief Executive Officer, entered into an employment agreement, effective April 1, 2011, with a wholly-owned, indirect subsidiary of the Company. Such agreement sets forth the terms and conditions pursuant to which Mr. Hon would serve as the Company’s Deputy Chief Executive Officer and, subsequently, as Chief Executive Officer. The agreement provides for an annual base salary of 2,925,000 Hong Kong Dollars (“HKD”), which was most recently increased to $540,000 in February 2017, and an annual discretionary bonus payable at any time as recommended by the Board. The contract extends until the earlier of the retirement of Mr. Hon on the first day of the following month immediately after his 60th birthday, or the termination of the agreement by either the Company or Mr. Hon upon the delivery from one to the other of one month prior written notice. In June 2016, a supplementary agreement was made to change the earlier of the retirement of Mr. Hon to the first day of the following month immediately after his 65th birthday.

Michael Binney. Michael Binney, the Company’s Executive Vice President and Chief Financial Officer, entered into an employment agreement, effective March 9, 2017, with a wholly-owned, indirect subsidiary of the Company. The agreement provides for an annual base salary of $150,000 and an annual discretionary bonus payable at any time as recommended by the Board. The contract extends until the earlier of the retirement of Mr. Binney and the first day of the following month immediately after his 65th birthday, or the termination of the agreement by either the Company or Mr. Binney upon the delivery from one to the other of one month prior written notice.

Outstanding Equity Awards at Fiscal Year End

None of the Company’s named executive officers held any outstanding equity awards at March 31, 2018.

Compensation of Directors

During Fiscal 2017, the Company’s directors who were not employees (“Outside Directors”) were compensated for serving on the Board and on its various committees during the period. The Company does not compensate directors who are employees of the Company for their services as directors.

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

The following table provides certain information with respect to the compensation earned or paid to the Company’s Outside Directors during Fiscal 2018.

Director Compensation for Fiscal 2018

Name	Fees Earned or Paid in Cash ($)	Total ($)
Christopher Ho	$70,000	$70,000
Kareem E. Sethi	$125,000	$125,000
Kin Yuen	$125,000	$125,000

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 15, 2018, the beneficial ownership of (i) each current Director; (ii) each of the Company’s Named Executive Officers; (iii) the Company’s current Directors and Executive Officers as a group; and (iv) each stockholder known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock. Common stock beneficially owned and percentage ownership as of June 15, 2018, was based on 22,571,951 shares outstanding. Except as otherwise noted, the address of each of the following beneficial owners is c/o Emerson Radio Corp., 35 Waterview Blvd., Parsippany, New Jersey 07054.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership		Percent of Class
Christopher Ho	0		0%
Duncan Hon	0		0%
Michael Binney	0		0%
Kareem E. Sethi	0		0%
Kin Yuen	0		0%
All Directors and Executive Officers as a Group (5 persons)	0		0%

5% Shareholders:
S&T International Distribution Ltd.	15,243,283	(1)	67.5%

(1)	Based, in part, upon disclosures filed on a Schedule 13D/A on June 29, 2018, by S&T International Distribution Ltd. (“S&T”) and on a Schedule 13D/A on June 29, 2018, by Wealth Warrior Global Ltd. (“Wealth Warrior”), these shares are owned directly by S&T, which is a wholly owned subsidiary of Grande N.A.K.S. Ltd. (“N.A.K.S.”), which is a wholly owned subsidiary of Nimble Holdings Company Limited (formerly known as The Grande Holdings Limited) (“Nimble”). As the owners of approximately 73.9% in the aggregate of Nimble, Wealth Warrior, Merchant Link Holdings Limited (“ML”), and Rise Vision Global Limited (“RV”) share the indirect power to vote and dispose of these shares held for the account of S&T. ML is wholly owned by Aurizon Enterprises Limited (“AE”), AE is wholly owned by Omen Charm Limited (“OC”), and OC is wholly owned by Splendid Brilliance (PTC) Limited (“SB”). RV is wholly owned by Ocean Rose Global Limited (“OR”), OR is wholly owned by Praisewise Limited (“PL”), and PL is wholly owned by SB. Mr. Bingzhao Tan is the sole director of each of AE, ML, OR and RV, and the sole director and sole shareholder of Wealth Warrior. Ms. Guichai He is the sole director of OC and PL, and is sole director and sole shareholder of SB. SB holds the shares of OC and PL in trust, and serves as the sole trustee over such shares. Accordingly, AE and OR share the indirect power to vote and dispose of these shares held for the account of S&T. Mr. Tan is the settlor and a discretionary beneficiary of the shares of OC and PL held in trust by SB. Accordingly, Mr. Tan and Ms. He may be deemed to share power to direct the voting and disposition of these shares held for the account of S&T and may be deemed to be a beneficial owner of such shares. The address of Nimble, N.A.K.S. and S&T is 11th Floor, The Grande Building, 398 Kwun Tong Road, Kowloon, Hong Kong. The address of Mr. Tan and Ms. He, and of Wealth Warrior, ML, RV and the above affiliated entities, is Unit C, 32/F., TML Tower, No. 3 Hoi Shing Road, Tsuen Wan, New Territories, Hong Kong.

Equity Compensation Plan Information

The Company did not have any equity compensation plans in existence as of March 31, 2018.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

From time to time, Emerson engages in business transactions with its controlling shareholder, Nimble Holdings Company Limited (“Nimble”), formerly known as The Grande Holdings Limited (“Grande”), and one or more of Nimble’s direct and indirect subsidiaries. Set forth below is a summary of such transactions.

Controlling Shareholder

S&T International Distribution Ltd. (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 67.5%, of the Company’s outstanding common stock as of June 15, 2018. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

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

Review and Approval of Transactions with Related Parties

It is the policy of the Company that any proposed transaction between the Company and related parties, as defined by the Financial Accounting Standard Board’s Accounting Standards Codification Topic 850 (ASC 850) (“RPT Transactions”), that will or may reasonably be expected to involve an aggregate amount that exceeds $120,000 in a fiscal year must be pre-approved by the audit committee prior to any action in furtherance of such potential transaction being taken by the Board or any executive officer. In reviewing and approving proposed transactions between the Company and related parties, the audit committee will determine whether the proposed transaction is entirely fair to the Company and in the Company’s best interest. For purposes of the policy, related parties are as defined within ASC 850, generally, but not limited, meaning (i) an officer or director of the Company or the member of the immediate family of any of them or (ii) any other corporation, partnership, association, limited liability company, limited liability partnership, trust or other entity or organization in which one or more of the Company’s officers or directors are (a) directors, officers, trustees or other fiduciaries or (b) have a financial interest.

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

The Company’s Audit Committee currently consists of Messrs. Sethi (Chairman) and Yuen.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all non-audit work performed by the Company’s independent accountants, MSPC Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”), is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered. All fees described below were approved by the Audit Committee for the fiscal years ended March 31, 2018 and 2017, respectively.

•	Audit Fees. Audit fees billed to the Company by MSPC for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K, and reviews by MSPC of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, for the fiscal years ended March 31, 2018 and 2017 totaled approximately $100,000 and $112,000, respectively.

•	Audit-Related Fees. The Company was not billed for any audit-related fees by MSPC for the fiscal years ended March 31, 2018 or 2017, respectively.

•	Tax Fees. The Company was not billed by MSPC for tax services for the fiscal years ended March 31, 2018 or 2017, respectively.

•	All Other Fees. The Company was not billed by MSPC for the fiscal years ended March 31, 2018 and 2017, respectively, for any permitted non-audit services.

PART IV.

ITEM 15 — Exhibits, Financial Statement Schedules

(a)(3) Exhibits. The following exhibits are filed with this Amendment No. 1 on Form 10-K/A to the Annual Report or are incorporated by reference, as indicated.

Exhibit Number

3.1	Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994) (filed in paper format).

3.4	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit (3) (b) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994) (filed in paper format).

3.5	Amendment dated February 14, 1996 to the Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.6	By-Laws of Emerson (incorporated by reference to Exhibit 3.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

3.7	Amendment dated November 28, 1995 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.8	Amendment effective as of November 10, 2009 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.1 of Emerson’s Current Report on Form 8-K filed on November 16, 2009).

3.9	Amendment effective as of August 31, 2011 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.2 of Emerson’s Current Report on Form 8-K filed on September 7, 2011).

10.12	License Agreement effective as of January 1, 2001 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10) (z) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.12.1	First Amendment to License Agreement dated February 19, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.1) of Emerson’s Annual Report on Form 10-K for the year ended March 31, 2002).

Exhibit Number

10.12.2	Second Amendment to License Agreement effective August 1, 2002 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit (10.12.2) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.12.3	Third Amendment to License Agreement effective February 18, 2004 by and between Funai Corporation and Emerson (incorporated by reference to Exhibit 10.12.3 of Emerson’s Annual Report on Form 10-K for the year ending March 31, 2004).

10.12.4	Fourth Amendment to License Agreement effective December 3, 2004 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit (10.12.4) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.12.5	Fifth Amendment to License Agreement effective May 18, 2005 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit (10.12.5) of Emerson’s Annual Report on Form 10-K for the year ending March 31, 2005).

10.12.7	Seventh Amendment to License Agreement effective December 22, 2005 by and between Funai Corporation, Inc. and Emerson (incorporated by reference to Exhibit 10.1 of Emerson’s Current Report on Form 8-K filed on December 29, 2005).

10.30	Employment Agreement dated as of March 31, 2011 between the Company and Mr. Hon Tak Kwong (incorporated by reference to Exhibit 10.31 to Emerson’s Form 10-Q for the quarter ended September 30, 2011). †

10.34	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Emerson’s Form 10-Q for the quarter ended December 31, 2014). †

10.35	Employment agreement dated March 9, 2017 between Emerson Radio (Hong Kong) Limited and Michael Binney (incorporated by reference to Exhibit 10.35 to Emerson’s Amendment No. 1 to Annual Report on Form 10-K for the year ended March 31, 2017). †

21.1	Principal Subsidiaries of the Company as of March 31, 2018. *

23.1	Consent of Independent Registered Public Accounting Firm — MSPC, Certified Public Accountants and Advisors, Professional Corporation. *

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 28, 2018. *

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 28, 2018. *

31.3	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 27, 2018. **

31.4	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 27, 2018. **

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 28, 2018. ***

101.1+	XBRL Instance Document. *

101.2+	XBRL Taxonomy Extension Schema Document. *

101.3+	XBRL Taxonomy Extension Calculation Linkbase Document. *

Exhibit Number

101.4+	XBRL Taxonomy Extension Definition Linkbase Document. *

101.5+	XBRL Taxonomy Extension Label Linkbase Document. *

101.6+	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed with Emerson’s Annual Report on Form 10-K for the year ended March 31, 2018, filed with the Securities and Exchange Commission on June 28, 2018.
**	Filed herewith.
***	Furnished with Emerson’s Annual Report on Form 10-K for the year ended March 31, 2018, filed with the Securities and Exchange Commission on June 28, 2018.
†	Management contract or compensatory plan or arrangement.

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

Dated: July 27, 2018