Form 10-Q
period 2018-06-30
EMERSON RADIO CORP
filed 2018-08-14
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of common stock as of August 6, 2018: 22,477,487.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2018	2017
	(In thousands, except per share data)
Net revenues:
Net product sales	$2,145	$2,777
Licensing revenue	118	224
Net revenues	2,263	3,001
Costs and expenses:
Cost of sales	2,211	2,771
Other operating costs and expenses	12	7
Selling, general and administrative expenses	1,017	1,282
	3,240	4,060
Operating (loss)	(977)	(1,059)
Other income:
Interest income, net	175	104
(Loss) before income taxes	(802)	(955)
Provision (benefit) for income tax expense	48	(65)
Net (loss)	(850)	(890)
Basic (loss) per share	$(0.04)	$(0.03)
Diluted (loss) per share	$(0.04)	$(0.03)
Weighted average shares outstanding
Basic	22,625	27,061
Diluted	22,625	27,061

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	June 30, 2018	March 31, 2018
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$23,257	$25,096
Short term investments	17,085	16,000
Accounts receivable, net	956	1,884
Royalty receivable	63	63
Inventory	3,843	3,164
Prepaid purchases	205	360
Prepaid expenses and other current assets	484	497
Total Current Assets	45,893	47,064
Property, plant, and equipment, net	11	14
Deferred tax assets, net	485	528
Other assets	158	151
Total Non-current Assets	654	693
Total Assets	$46,547	$47,757
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	873	803
Income tax payable, current portion	250	250
Deferred revenue	—	50
Total Current Liabilities	1,123	1,103
Non-Current Liabilities:
Income tax payable	2,871	2,871
Total Non-current Liabilities	2,871	2,871
Total Liabilities	$3,994	$3,974
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at June 30, 2018 and March 31, 2018, respectively; 22,543,626 and 22,799,088 shares outstanding at June 30, 2018 and March 31, 2018, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(10,115)	(9,265)
Treasury stock, at cost (30,422,171 and 30,166,709 shares at June 30, 2018 and March 31, 2018, respectively)	(30,963)	(30,583)
Total Shareholders’ Equity	42,553	43,783
Total Liabilities and Shareholders’ Equity	$46,547	$47,757

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2018	2017
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(850)	$(890)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	2	2
Deferred tax assets	43	(21)
Asset allowances and reserves	(149)	(86)
Changes in assets and liabilities:
Accounts receivable	1,077	(208)
Royalty receivable	—	(62)
Inventory	(679)	(3,578)
Prepaid purchases	155	605
Prepaid expenses and other current assets	13	913
Other assets	(7)	—
Accounts payable and other current liabilities	70	310
Deferred revenue	(50)	—
Income taxes payable	—	1
Net cash (used) by operating activities	(375)	(3,014)
Cash Flows From Investing Activities:
Proceeds from sale of short term investments	—	24,998
Purchases of short term investments	(1,085)	—
Additions to property, plant and equipment	—	(4)
Disposals to property, plant and equipment	1	—
Net cash (used) provided by investing activities	(1,084)	24,994
Cash Flows from Financing Activities:
Purchases of treasury stock	(380)	(26)
Net cash (used) by financing activities	(380)	(26)
Net (decrease) increase in cash and cash equivalents	(1,839)	21,954
Cash and cash equivalents at beginning of the period	25,096	27,471
Cash and cash equivalents at end of the period	$23,257	$49,425
Supplemental disclosures:
Cash paid for:
Interest	$—	$3
Income taxes	$3	$—

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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2018 and the results of operations for the three month periods ended June 30, 2018 and June 30, 2017. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2018 (“Fiscal 2018”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2018.

The results of operations for the three month period ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ending March 31, 2019 (“Fiscal 2019”).

Whenever necessary, reclassifications are made to conform the prior year’s consolidated financial statements to the current year’s presentation.

Unless otherwise disclosed in the notes to these consolidated financial statements, the estimated fair value of the financial assets and liabilities approximates the carrying value.

Recently Issued Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates.

Accounting Standards Update 2014-09 “Revenue from Contracts with Customers” (Issued May 2014)

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers" in order to ensure that revenue recognition requirements are the same under both US GAAP and International Financial Reporting Standards ("IFRS"). ASU 2014-09 removes inconsistencies and provides a more robust framework for addressing revenue issues. ASU 2014-09 was effective for reporting periods and interim periods beginning on or after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 "Deferral of the Effective Date" to delay the implementation of ASU 2014-09 by one year, in response to feedback from preparers, practitioners and users of financial statements. Accordingly, ASU 2014-09 is now effective for reporting periods and interim periods beginning on or after December 15, 2017. The core principle of this new revenue recognition guidance is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance defines a five-step process to achieve this core principle. The new guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance provides for two transition methods, a full retrospective approach and a modified retrospective approach. The Company adopted the new revenue recognition guidance on April 1, 2018 utilizing a modified retrospective basis for contracts not completed at the adoption date, and determined there were no changes required to its reported revenues as a result of the adoption. The Company has enhanced its disclosures of revenue to comply with the new guidance.

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

Revenue recognition: Sales to customers and related cost of sales are primarily recognized at the point in time when control of goods transfers to the customer. Under the Direct Import Program, title passes in the country of origin. Under the Domestic Program, title passes primarily at the time of shipment. Estimates for future expected returns are based upon historical return rates and netted against revenues.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Revenue is recorded net of customer discounts, promotional allowances, volume rebates and similar charges. When the Company offers the right to return product, historical experience is utilized to establish a liability for the estimate of expected returns. Sales and other tax amounts collected from customers for remittance to governmental authorities are excluded from revenue.

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

The Company adopted ASC topic 606 effective April 1, 2018. Sales allowances, marketing support programs, promotions and other volume-based incentives which are provided to retailers and distributors are accounted for on an accrual basis as a reduction to net revenues in the period in which the related sales are recognized. Prior to the adoption of ASC topic 606, the Company followed the provisions of ASC topic 605 in prior periods. The adoption of ASC topic 606 did not have a material impact on revenue recognition as compared to revenue recognition provided under ASC topic 605.

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

	Three Months Ended June 30,
	2018	2017
	(In thousands, except per share data)
Numerator:
Net (loss)	$(850)	$(890)
Denominator:
Denominator for basic and diluted earnings per share — weighted average shares	22,625	27,061
Net (loss) per share:
Basic and diluted (loss) per share	$(0.04)	$(0.03)

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at June 30, 2018 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At June 30, 2018, the Company had no options, warrants or other potentially dilutive securities outstanding.

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

In September 2017, the Company’s Board of Directors approved an additional $5 million, bringing the total authorized stock repurchases under the program to $10 million and extended the program to June 30, 2018. In June 2018, the Company’s Board of Directors extended the program to December 31, 2018. Under the program, repurchases will be funded from available working capital and any repurchased shares will be held in the treasury as authorized and issued shares available for general corporate purposes. During the three months ended June 30, 2018, 255,462 shares for $379,947 were repurchased. As of June 30, 2018, the Company had repurchased 4,586,206 shares for $6,739,184 under this program. The remaining balance of the program is $3,260,816 as of June 30, 2018.

NOTE 4 — INVENTORY

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of June 30, 2018 and March 31, 2018, inventories consisted of the following (in thousands):

	June 30, 2018	March 31, 2018
Finished goods	$3,843	$3,164

NOTE 5 — INCOME TAXES

At June 30, 2018, the Company had $1.0 million of U.S. federal net operating loss (“NOL”) carry forwards. These losses do not expire but are limited to utilization of 80% of taxable income in any one year. At June 30, 2018 the Company had approximately $8.0 million of U.S. state net operating loss carry forwards.  The tax benefits related to these state net operating loss carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized. The income of foreign subsidiaries before taxes was $60,000 for the quarter ended June 30, 2018 as compared to a loss before taxes of $133,000 for the quarter ended June 30, 2017, respectively.

The Company analyzed the future reasonability of recognizing its deferred tax assets at June 30, 2018. As a result, the Company concluded that a valuation allowance of approximately $716,000 would be recorded against the assets.

Although the Company generated a net operating loss, it recorded income tax expense of approximately $48,000 during the three months ended June 30, 2018, resulting from the change in its deferred tax asset balance. During the three months ended June 30, 2017, the Company recorded an income tax benefit of approximately $65,000, resulting from a tax refund related to a prior period.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of June 30, 2018, the Company’s open tax years for examination for U.S. federal tax are 2014-2017, and for U.S. states’ tax are 2013-2017. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

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

While the Company has recognized the provisional tax effect of the transition tax on deemed repatriation and the revaluation of deferred tax assets and liabilities in its financial statements for the year ended March 31, 2018, the ultimate tax impact could differ from these provisional amounts. The Company will continue to analyze the impact of the TCJA, including any additional regulatory guidance issued by the U.S. tax authorities, and expects to complete its accounting in 2019.

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

Because of the transition tax on deemed repatriation required by the TCJA, the Company has been subject to tax in 2018 on the entire amount of its previously undistributed earnings from foreign subsidiaries. Beginning in 2019, the TCJA will generally provide a 100% deduction for U.S. federal tax purposes of dividends received by the Company from its foreign subsidiaries. However, the Company is currently evaluating the potential foreign and U.S. state tax liabilities that would result from future repatriations, if any, and how the TCJA will affect the Company's existing accounting position with regard to the indefinite reinvestment of undistributed foreign earnings. The Company expects to complete this evaluation and determine the impact which the legislation may have on its indefinite reinvestment assertion within the measurement period provided by SAB 118.

The TCJA establishes new tax rules designed to tax U.S. companies on global intangible low-taxed income (GILTI) earned by foreign subsidiaries. Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the TCJA. Therefore, the Company has not made any adjustments related to potential GILTI tax in its June 30, 2018 financial statements.

NOTE 6 — RELATED PARTY TRANSACTIONS

From time to time, Emerson engages in business transactions with its controlling shareholder, Nimble Holdings Company Limited (“Nimble”), formerly known as The Grande Holdings Limited (“Grande”), and one or more of Nimble’s direct and indirect subsidiaries. Set forth below is a summary of such transactions.

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 67.6%, of the Company’s outstanding common stock as of June 30, 2018. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

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

Related Party Transactions

Ancillary Expenses Pertaining to Rented Office Space in Hong Kong

During the three months ended June 30, 2018, the Company was billed approximately $1,000  for utility and service charges from Lafe Strategic Services Limited (“LSSL”), which is a company related to the Company’s Chairman of the Board, in connection with the Company’s rented office space in Hong Kong. The Company owed nil to LSSL related to these charges at June 30, 2018.

Administrative service fees charged to related parties

During the three months ended June 30, 2018, the Company billed approximately $6,000  for administrative fees to Phenomenon Agents Ltd (“PAL”), Sansui Acoustics Research Corporation (“SARC”) and TWD Industrial Co. Ltd. (“TICL"), which are subsidiaries of Nimble. The Company was owed nil from PAL, SARC and TICL related to these charges at June 30, 2018.

NOTE 7 — SHORT TERM INVESTMENTS

At June 30, 2018 and March 31, 2018, the Company held short term investments totaling $17.1 million and $16.0 million, respectively. These investments were comprised of bank certificates of deposit, which bear an interest rate of approximately 2.50% and will mature in August 2018.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through the Company’s use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the Company’s ability to generate sufficient revenue to achieve and maintain profitability;
•	the Company’s ability to obtain new customers and retain key existing customers, including the Company’s ability to maintain purchase volumes of the Company’s products by its key customers;
•	the Company’s ability to obtain new licensees and distribution relationships and maintain relationships with its existing licensees and distributors;
•	the Company’s ability to resist price increases from its suppliers or pass through such increases to its customers;
•	changes in consumer spending for retail products, such as the Company’s products, and in consumer practices, including sales over the Internet;
•	the Company’s ability to maintain effective internal controls or compliance by its personnel with such internal controls;
•	the Company’s ability to successfully manage its operating cash flows to fund its operations;
•	the Company’s ability to anticipate market trends, enhance existing products or achieve market acceptance of new products;
•	the Company’s dependence on a limited number of suppliers for its components and raw materials;
•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;
•	the ability of third party sales representatives to adequately promote, market and sell the Company’s products;
•	the Company’s ability to maintain, protect and enhance its intellectual property;
•	the effects of competition;
•	the Company’s ability to distribute its products in a timely fashion, including as a result of labor disputes;
•	evolving cybersecurity threats to the Company’s information technology systems or those of its customers or suppliers;
•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;
•	changes in accounting policies, rules and practices;
•	changes in tax rules and regulations or interpretations including, but not limited to the recently enacted U.S. Tax Cuts and Jobs Act of 2017;

•	changes in U.S. and foreign trade regulations and tariffs and uncertainty regarding the same;
•	the level of the Company’s stock repurchase activity;
•	limited access to financing or increased cost of financing;
•	the effects of currency fluctuations between the U.S. dollar and Chinese renminbi relative to the dollar and increases in costs of production in China; and
•

the other factors listed under “Risk Factors” in the Company’s Form 10-K, as amended, for the fiscal year ended March 31, 2018 and other filings with the Securities and Exchange Commission (the “SEC”).

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

Results of Operations

The following table summarizes certain financial information for the three month periods ended June 30, 2018 (fiscal 2019) and June 30, 2017 (fiscal 2018) (in thousands):

	Three Months Ended June 30,
	2018	2017
Net product sales	$2,145	$2,777
Licensing revenue	118	224
Net revenues	2,263	3,001
Cost of sales	2,211	2,771
Other operating costs and expenses	12	7
Selling, general and administrative expenses	1,017	1,282
Operating (loss)	(977)	(1,059)
Interest income, net	175	104
(Loss) before income taxes	(802)	(955)
Provision (benefit) for income taxes	48	(65)
Net (loss)	$(850)	$(890)

Net product sales — Net product sales for the first quarter of fiscal 2019 were $2.1 million as compared to $2.8 million for the first quarter of fiscal 2018, a decrease of $0.7 million, or 22.8%. The Company’s sales during the first quarters of fiscal 2019 and fiscal 2018 were highly concentrated among the Company’s two largest customers – Wal-Mart and Fred Meyer, where gross product sales comprised approximately 74.8% and 76.7%, respectively, of the Company’s total gross product sales.

Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $5,000 and $12,000 for the first quarters of fiscal 2019 and fiscal 2018, respectively. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)

Houseware products: Net sales decreased $1.0 million, or 47.1%, to $1.2 million in the first quarter of fiscal 2019 as compared to $2.2 million in the first quarter of fiscal 2018, principally driven by a decrease in year-over-year sales of microwave ovens and compact refrigerators partially offset by increases of toaster ovens and wine products. The decrease in sales of microwave ovens was principally driven by a model discontinuation by one of the Company’s key customers, which accounted for a decrease of approximately $1.1 million in year-over-year sales.

ii)

Audio products: Net sales were $0.9 million in the first quarter of fiscal 2019 as compared to $0.5 million in the first quarter of fiscal 2018, an increase of $0.4 million, or 80.8%, resulting from increased net sales of clock radios.

Business operations —Emerson will continue to expand the existing distribution channels and to develop and promote new products to regain shelf spaces with retailers in the USA. Emerson is also investing in products and marketing activities to expand its sales through internet and ecommerce channels. These efforts require investments in appropriate human resources, media marketing and development of products in various categories in addition to the traditional home appliances and audio products on which Emerson has historically focused. Emerson also is continuing its efforts to identify strategic courses of action related to its licensing activities, including seeking new licensing relationships.

Emerson’s success is dependent on its ability to anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and sourcing new products that are profitable to the Company. Geo-political factors may also affect demand for the Company’s products, which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The Company expects that the recently announced U.S. tariffs on certain imported goods from China, and the current U.S. administration’s public support for additional tariffs on imported goods from China, and China’s retaliatory tariffs on certain goods imported from the United States, as well as modifications to international trade policy, may affect its product costs going forward, which could require the Company to take pricing action to offset the increasing costs; however, at this time the Company is unable to quantify this possible effect on its costs. Although the Company is monitoring the trade environment and working to mitigate the possible effect of tariffs through pricing and sourcing strategies, the Company cannot be certain how its customers and competitors will react to the actions taken, and some costs may be passed through to the Company’s customers as product price increases in the future. For more information on risks associated with the Company’s operations, including tariffs, please see the risk factors within Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2018, as updated in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

Emerson has taken active steps to manage and control its operating costs. The operating costs for the first quarter of fiscal 2019 were $1.0 million as compared to $1.3 million for the first quarter of fiscal 2018.

Licensing revenue — Licensing revenue in the first quarter of fiscal 2019 was $0.1 million as compared to $0.2 million in the first quarter of fiscal 2018, a decrease of $0.1 million or 47.3%. The year-over-year decrease can be attributed to the non-renewal of one of the Company’s licensees which expired in December 2017.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $2.3 million in the first quarter of fiscal 2019 as compared to $3.0 million in the first quarter of fiscal 2018, a decrease of $0.7 million, or 24.6%.

Cost of sales — In absolute terms, cost of sales decreased $0.6 million, or 20.2%, to $2.2 million in the first quarter of fiscal 2019 as compared to $2.8 million in the first quarter of fiscal 2018. The decrease in absolute terms for the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018 was primarily related to decreased net product sales and by lower year-over-year gross cost of sales as a percentage of gross sales.

The Company purchases the products it sells from a limited number of factory suppliers. For the first quarter of fiscal 2019 and fiscal 2018, the Company purchased 84% and 96%, respectively, from its two largest suppliers.

Other operating costs and expenses — Other operating costs and expenses as a percentage of net product sales were 0.6% for the first quarter of fiscal 2019 as compared to 0.3% for the first quarter of fiscal 2018. In absolute terms, other operating costs and expenses increased $5,000, or 71.4%, to $12,000 for the first quarter of fiscal 2019 as compared to $7,000 for the first quarter of fiscal 2018 as a result of higher warranty and returns processing costs.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, in absolute terms, was $1.0 million in the first quarter of fiscal 2019 as compared to $1.3 million in the first quarter of fiscal 2018, a decrease of $0.3 million, or 20.7%. S,G&A, as a percentage of net revenues, was 44.9% in the first quarter of fiscal 2019 as compared to 42.7% in the first quarter of fiscal 2018. The decrease in S,G&A was due to reductions in compensation costs, legal fees, IT costs, insurance costs and directors fees.

Interest income, net — Interest income, net, was $175,000 in the first quarter of fiscal 2019 as compared to $104,000 in the first quarter of fiscal 2018, an increase of $71,000. The increase was primarily due to higher investments in interest bearing accounts and higher average interest rates earned on the Company’s short term investments.

Provision (benefit) for income taxes — In the first quarter of fiscal 2019, the Company recorded an income tax expense of $48,000 as compared to an income tax benefit of $65,000 in the first quarter of fiscal 2018. The income tax benefit generated in the first quarter of fiscal 2018 was related to a tax refund from a prior period which did not repeat in the current period (See Note 5 – Income Taxes).

Net (loss) income — As a result of the foregoing factors, the Company realized a net loss of $0.8 million in the first quarter of fiscal 2019 as compared to a net loss of $0.9 million in the first quarter of fiscal 2018.

Liquidity and Capital Resources

As of June 30, 2018, the Company had cash and cash equivalents of approximately $23.3 million, as compared to approximately $49.4 million at June 30, 2017. Working capital decreased to $44.8 million at June 30, 2018 as compared to $55.1 million at June 30, 2017. The decrease in cash and cash equivalents of approximately $26.2 million was due to an increase in short term investments of $17.0 million, an increase in treasury stock of $6.8 million, the net loss generated during the prior 12 months of $6.6 million, a decrease in accounts payable and other current liabilities of $0.2 million, an increase in prepaid purchases of $0.1 million partially offset by an increase in federal taxes payable of $2.9 million, a decrease in inventory of $0.6 million, a decrease in accounts receivable of $0.5 million, decrease in deferred tax assets of $0.3 million, a decrease in royalties and other receivables of $0.1 million and a decrease in prepaid expenses and other current assets of $0.1 million.

Cash Flows

Net cash used by operating activities was $0.4 million for the three months ended June 30, 2018, resulting from a $0.8 million net loss generated during the period, an increase in inventory of $0.7 million, a decrease in asset allowances and reserves of $0.1 million and a decrease in deferred revenue of $0.1 million partially offset by a decrease in accounts receivable of $1.1 million and a decrease in prepaid purchases of $0.2 million.

Net cash used by investing activities was $1.1 million for the three months ended June 30, 2018 due to an increase in short term certificates of deposit.

Net cash used by financing activities was approximately $0.4 million for the three months ended June 30, 2018 due to repurchases of common stock pursuant to the Company’s stock repurchase plan.

Sources and Uses of Funds

The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2018, the Company did not have any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates.

Accounting Standards Update 2014-09 “Revenue from Contracts with Customers” (Issued May 2014)

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers" in order to ensure that revenue recognition requirements are the same under both US GAAP and International Financial Reporting Standards ("IFRS"). ASU 2014-09 removes inconsistencies and provides a more robust framework for addressing revenue issues. ASU 2014-09 was effective for reporting periods and interim periods beginning on or after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 "Deferral of the Effective Date" to delay the implementation of ASU 2014-09 by one year, in response to feedback from preparers, practitioners and users of financial statements. Accordingly, ASU 2014-09 is now effective for reporting periods and interim periods beginning on or after December 15, 2017. The core principle of this new revenue recognition guidance is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance defines a five-step process to achieve this core principle. The new guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance provides for two transition methods, a full retrospective approach and a modified retrospective approach. The Company adopted the new revenue recognition guidance on April 1, 2018 utilizing a modified retrospective basis for contracts not completed at the adoption date, and determined there were no changes required to its reported revenues as a result of the adoption. The Company has enhanced its disclosures of revenue to comply with the new guidance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Disclosure controls and procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons; by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2018, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently a party to any legal proceedings other than litigation matters, in most cases involving ordinary and routine claims incidental to its business. Management cannot estimate with certainty the Company’s ultimate legal and financial liability with respect to any such pending litigation matters. However, management believes, based on its examination of such matters, that the Company’s ultimate liability will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 1A. Risk Factors.

The Company’s operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2018, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of the Company’s common stock. Except as set forth below, there have been no material changes to our risk factors since the Company's Annual Report on Form 10-K for the year ended March 31, 2018.

Foreign regulations and changes in the political, social and economic conditions in the United States and the foreign countries in which the Company operates its business could affect the Company’s revenues and earnings materially and adversely.

The Company has operations in China and derives a significant portion of its revenue from sales of products manufactured by third parties located in China. In addition, third parties located in China and other countries located in the same region produce and supply many of the components and raw materials used in the Company’s products. Conducting an international business inherently involves a number of difficulties and risks that could materially and adversely affect the Company’s ability to generate revenues and could subject the Company to increased costs. For example, the current U.S. administration has publicly supported trade proposals, including recently implemented tariffs on certain goods imported from China and other proposed tariffs, as well as modifications to international trade policy and other changes that may affect U.S. trade relations with other countries. In addition, the Office of the United States Trade Representative recently issued a list of additional products imported from China on which it is proposing to assess additional duties. China has retaliated to these actions by imposing tariffs on an equal measure of American goods. As all of the Company’s products are currently manufactured by suppliers in China, any tariffs or other trade restrictions affecting the import of these products from China could have a material adverse effect on the Company’s results of operations going forward. The Company’s dependency on its overseas suppliers could exacerbate these and other risks, and any tariffs on the categories of products the Company imports to the United States could negatively affect the Company’s ability to compete against competitors who do not manufacture in China or otherwise are not subject to such tariffs. Among the other factors that may adversely affect the Company’s revenues and increase its costs are:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table reports information regarding repurchases by the Company of its common stock during the three months ended June 30, 2018:

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2018	107,981	$1.50	107,981	$3,479,119
May 1 through May 31, 2018	101,256	$1.49	101,256	$3,328,187
June 1 through June 30, 2018	46,225	$1.46	46,225	$3,260,816
Total	255,462	$1.49	255,462	$3,260,816

(1)

In December 2016, the Company’s Board of Directors approved the repurchase of up to $5 million of the Company’s common stock under a new stock repurchase plan. The repurchases may be effected from time to time at prevailing market prices, through open market or in privately negotiated transactions, which may include, in whole or in part, the establishment of a purchase program pursuant to the safe harbor provided by Rule 10b5-1 under the Exchange Act, through block purchases or through accelerated or forward or similar stock purchases. Repurchased shares are held in treasury. In September 2017, the Company’s Board of Directors approved an additional $5 million, bringing the total authorized stock repurchases under the program to $10 million. In June 2018, the Company’s Board of Directors extended the program to December 31, 2018.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Duncan Hon
Date: August 14, 2018	Duncan Hon
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Binney
Date: August 14, 2018	Michael Binney
Chief Financial Officer (Principal Financial and Accounting Officer)