Form 10-Q
period 2018-09-30
EMERSON RADIO CORP
filed 2018-11-14
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒   Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No

Indicate the number of shares outstanding of common stock as of November 9, 2018: 21,465,406.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

Net revenues:
Net product sales	$2,474	$3,561	$4,619	$6,338
Licensing revenue	112	161	230	385
Net revenues	2,586	3,722	4,849	6,723
Costs and expenses:
Cost of sales	2,434	3,475	4,645	6,246
Other operating costs and expenses	8	17	20	24
Selling, general and administrative expenses	918	1,402	1,935	2,684
	3,360	4,894	6,600	8,954
Operating (loss)	(774)	(1,172)	(1,751)	(2,231)
Other income:
Interest income, net	202	130	377	234
(Loss) before income taxes	(572)	(1,042)	(1,374)	(1,997)
Provision (benefit) for income tax expense	23	—	71	(65)
Net (loss)	(595)	(1,042)	(1,445)	(1,932)
Basic (loss) per share	$(0.03)	$(0.04)	$(0.06)	$(0.07)
Diluted (loss) per share	$(0.03)	$(0.04)	$(0.06)	$(0.07)
Weighted average shares outstanding
Basic	22,405	26,223	22,515	26,640
Diluted	22,405	26,223	22,515	26,640

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	September 30, 2018	March 31, 2018

ASSETS
Current Assets:
Cash and cash equivalents	$23,359	$25,096
Short term investments	15,006	16,000
Accounts receivable, net	1,088	1,884
Royalty receivable	113	63
Due from affiliates	8	—
Inventory	3,190	3,164
Prepaid purchases	1,215	360
Prepaid expenses and other current assets	603	497
Total Current Assets	44,582	47,064
Property, plant, and equipment, net	9	14
Deferred tax assets, net	450	528
Other assets	158	151
Total Non-current Assets	617	693
Total Assets	$45,199	$47,757
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	717	803
Income tax payable, current portion	250	250
Deferred revenue	—	50
Total Current Liabilities	967	1,103
Non-Current Liabilities:
Income tax payable	2,621	2,871
Total Non-current Liabilities	2,621	2,871
Total Liabilities	$3,588	$3,974
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at September 30, 2018 and March 31, 2018, respectively; 22,309,977 and 22,799,088 shares outstanding at September 30, 2018 and March 31, 2018, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(10,710)	(9,265)
Treasury stock, at cost (30,655,820 and 30,166,709 shares at September 30, 2018 and March 31, 2018, respectively)	(31,310)	(30,583)
Total Shareholders’ Equity	41,611	43,783
Total Liabilities and Shareholders’ Equity	$45,199	$47,757

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2018	2017
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(1,445)	$(1,932)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	4	4
Deferred tax assets	78	(24)
Asset allowances and reserves	(189)	(57)
Changes in assets and liabilities:
Accounts receivable	985	(513)
Royalty receivable	(50)	36
Due from affiliates	(8)	—
Inventory	(26)	(2,579)
Prepaid purchases	(855)	384
Prepaid expenses and other current assets	(106)	664
Other assets	(7)	—
Accounts payable and other current liabilities	(86)	225
Deferred revenue	(50)	—
Income taxes payable	(250)	1
Net cash (used) by operating activities	(2,005)	(3,791)
Cash Flows From Investing Activities:
Proceeds from sale of short term investments	16,079	24,903
Purchases of short term investments	(15,085)	(23,000)
Additions to property, plant and equipment	—	(4)
Proceeds from disposals of property, plant and equipment	1	—
Net cash provided by investing activities	995	1,899
Cash Flows from Financing Activities:
Purchases of treasury stock	(727)	(3,652)
Net cash (used) by financing activities	(727)	(3,652)
Net (decrease) in cash and cash equivalents	(1,737)	(5,544)
Cash and cash equivalents at beginning of the period	25,096	27,471
Cash and cash equivalents at end of the period	$23,359	$21,927
Supplemental disclosures:
Cash paid for:
Interest	$—	$5
Income taxes	$253	$4

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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2018 and the results of operations for the three and six month periods ended September 30, 2018 and September 30, 2017. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2018 (“Fiscal 2018”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2018.

The results of operations for the three and six month periods ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ending March 31, 2019 (“Fiscal 2019”).

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

Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses” (Issued June 2016)

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" to introduce new guidance for the accounting for credit losses on instruments within its scope. ASU 2016-13 requires among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company does not expect these amendments to have a material impact on its financial statements.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

Numerator:
Net (loss)	$(595)	$(1,042)	$(1,445)	$(1,932)
Denominator:
Denominator for basic and diluted earnings per share — weighted average shares	22,405	26,223	22,515	26,640
Net (loss) per share:
Basic and diluted (loss) per share	$(0.03)	$(0.04)	$(0.06)	$(0.07)

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at September 30, 2018 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At September 30, 2018, the Company had no options, warrants or other potentially dilutive securities outstanding.

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

In September 2017, the Company’s Board of Directors approved an additional $5 million, bringing the total authorized stock repurchases under the program to $10 million and extended the program to June 30, 2018. In June 2018, the Company’s Board of Directors extended the program to December 31, 2018. Under the program, repurchases will be funded from available working capital and any repurchased shares will be held in the treasury as authorized and issued shares available for general corporate purposes. During the three months ended September 30, 2018, 233,649 shares for $346,898 were repurchased. As of September 30, 2018, the Company had repurchased 4,819,855 shares for $7,086,082 under this program. The remaining balance of the program is $2,913,918 as of September 30, 2018.

Subsequent to September 30, 2018, the Company purchased an additional 844,571 shares for $1,259,908. As of November 9, 2018 the remaining balance of the program is $1,654,010.

NOTE 4 — INVENTORY

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of September 30, 2018 and March 31, 2018, inventories consisted of the following (in thousands):

	September 30, 2018	March 31, 2018
Finished goods	$3,190	$3,164

NOTE 5 — INCOME TAXES

At September 30, 2018, the Company had $1.6 million of U.S. federal net operating loss (“NOL”) carry forwards. These losses do not expire but are limited to utilization of 80% of taxable income in any one year. At September 30, 2018 the Company had approximately $8.6 million of U.S. state net operating loss carry forwards.  The tax benefits related to these state net operating loss carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized. The income of foreign subsidiaries before taxes was $99,000 for the quarter ended September 30, 2018 as compared to a loss before taxes of $133,000 for the quarter ended September 30, 2017, respectively.

The Company analyzed the future reasonability of recognizing its deferred tax assets at September 30, 2018. As a result, the Company concluded that a valuation allowance of approximately $896,000 would be recorded against the assets.

Although the Company generated a net operating loss, it recorded income tax expense of approximately $23,000 during the three months ended September 30, 2018, resulting from the change in its deferred tax asset balance. During the three months ended September 30, 2017, the Company recorded an income tax benefit of nil. For the six months ended September 30, 2018 the Company recorded income tax expense of $71,000 as compared to an income tax benefit of $65,000 for the six months ended September 30, 2017.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of September 30, 2018, the Company’s open tax years for examination for U.S. federal tax are 2014-2017, and for U.S. states’ tax are 2013-2017. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

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

Prior to March 2018, the Company had asserted under ASC 740-30 that all of the unremitted earnings of its foreign subsidiaries were indefinitely invested. The Company evaluated this assertion each period based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S.

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

The TCJA establishes new tax rules designed to tax U.S. companies on global intangible low-taxed income (GILTI) earned by foreign subsidiaries. Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the TCJA. Therefore, the Company has not made any adjustments related to potential GILTI tax in its September 30, 2018 financial statements.

NOTE 6 — RELATED PARTY TRANSACTIONS

From time to time, Emerson engages in business transactions with its controlling shareholder, Nimble Holdings Company Limited (“Nimble”), formerly known as The Grande Holdings Limited (“Grande”), and one or more of Nimble’s direct and indirect subsidiaries. Set forth below is a summary of such transactions.

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 68.3%, of the Company’s outstanding common stock as of September 30, 2018. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

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

Related Party Transactions

Ancillary expenses pertaining to rented office space in Hong Kong

During the three and six months ended September 30, 2018, the Company was billed approximately $300 and $800 for utility and service charges from Lafe Strategic Services Limited (“LSSL”), which is a company related to the Company’s Chairman of the Board, in connection with the Company’s rented office space in Hong Kong. The Company owed nil to LSSL related to these charges at September 30, 2018.

Administrative service fees charged to related parties

During the three and six months ended September 30, 2018, the Company billed approximately $6,000 and $12,000 for administrative fees to Phenomenon Agents Ltd (“PAL”), Sansui Acoustics Research Corporation (“SARC”) and TWD Industrial Co. Ltd. (“TICL"), which are subsidiaries of Nimble. The Company was owed nil from PAL, SARC and TICL related to these charges at September 30, 2018.

Security deposit and charges of rental and utility fees on new office space in Hong Kong

During the three months ended September 30, 2018, a 3 month security deposit of approximately $39,600 was billed from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board. The Company was also billed from VACL approximately $15,800 for advanced payment of rental and utility fees. As of September 30, 2018 the Company was owed approximately $7,900 from VACL related to these charges. The rental terms have been agreed in advance by the Independent Directors of the Company.

NOTE 7 — SHORT TERM INVESTMENTS

At September 30, 2018 and March 31, 2018, the Company held short term investments totaling $15.0 million and $16.0 million, respectively. These investments were comprised of bank certificates of deposit, which bear an interest rate of approximately 2.46% and will mature in December 2018.

NOTE 8 — CONCENTRATION RISK

Customer Concentration

For the three and six months ended September 30, 2018, the Company’s four largest customers accounted for approximately 88% and 87%, respectively, of the Company’s net revenues. For the three and six months ended September 30, 2017, the Company’s four largest customers accounted for approximately 90% and 85%, respectively, of the Company’s net revenues. A significant decline in net sales to any of the Company’s key customers would have a material adverse effect on the Company’s business, financial condition and results of operation.

Product Concentration

For the three and six ended September 30, 2018, the Company’s gross product sales were comprised of two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 40% and 45%, respectively, of the Company’s gross product sales. Audio products generated approximately 56% and 50%, respectively, of the Company’s gross product sales.

For the three and six months ended September 30, 2017, the Company’s gross product sales were comprised of the same two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 62% and 66%, respectively, of the Company’s gross product sales. Audio products generated approximately 29% and 25%, respectively, of the Company’s gross product sales.

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top 2 customers accounted for 46% and 33% as of September 30, 2018, respectively. As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top 2 customers accounted for 64% and 21% as of March 31, 2018, respectively. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

Supplier Concentration

During the three and six months ended September 30, 2018, the Company procured approximately 87% and 85% of its products for resale from its two largest factory suppliers, of which 67% and 61%, respectively, was supplied by its largest supplier. During the three and six months ended September 30, 2017, the Company procured approximately 81% and 91% of its products for resale from its two largest factory suppliers, of which 47% and 61%, respectively, was supplied by its largest supplier.

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

Results of Operations

The following table summarizes certain financial information for the three and six month periods ended September 30, 2018 (fiscal 2019) and September 30, 2017 (fiscal 2018) (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net product sales	$2,474	$3,561	$4,619	$6,338
Licensing revenue	112	161	230	385
Net revenues	2,586	3,722	4,849	6,723
Cost of sales	2,434	3,475	4,645	6,246
Other operating costs and expenses	8	17	20	24
Selling, general and administrative expenses	918	1,402	1,935	2,684
Operating (loss)	(774)	(1,172)	(1,751)	(2,231)
Interest income, net	202	130	377	234
(Loss) before income taxes	(572)	(1,042)	(1,374)	(1,997)
Provision (benefit) for income taxes	23	-	71	(65)
Net (loss)	$(595)	$(1,042)	$(1,445)	$(1,932)

Net product sales — Net product sales for the second quarter of fiscal 2019 were $2.5 million as compared to $3.6 million for the second quarter of fiscal 2018, a decrease of $1.1 million, or 30.5%. The Company’s sales during the second quarters of fiscal 2019 and fiscal 2018 were highly concentrated among the Company’s two largest customers – Wal-Mart and Amazon.com in fiscal 2019 and Wal-Mart and Fred Meyer in fiscal 2018, where gross product sales comprised approximately 66.5% and 74.7%, respectively, of the Company’s total gross product sales.

For the six month period of fiscal 2019, net product sales were $4.6 million as compared to $6.3 million for the six month period of fiscal 2018, a decrease of $1.7 million, or 27.1%. The Company’s sales during the six month periods of fiscal 2019 and fiscal 2018 were highly concentrated among the Company’s two largest customers – Wal-Mart and Amazon.com in fiscal 2019 and Wal-Mart and Fred Meyer in fiscal 2018, where gross product sales comprised approximately 67.4% and 75.6%, respectively, of the Company’s total gross product sales.

Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $4,000 and $11,000 for the second quarters of fiscal 2019 and fiscal 2018, respectively, and approximately $9,000 and $23,000 for the six month periods of fiscal 2019 and fiscal 2018, respectively. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)

Houseware products: Net sales decreased $1.4 million, or 57.3%, to $1.1 million in the second quarter of fiscal 2019 as compared to $2.5 million in the second quarter of fiscal 2018, principally driven by a decrease in year-over-year sales of microwave ovens, compact refrigerators and toaster ovens partially offset by an increase in wine products. The decrease in sales of microwave ovens was principally driven by a model discontinuation by one of the Company’s key customers, which accounted for a decrease of approximately $1.4 million in year-over-year sales. For the six month period of fiscal 2019, houseware net product sales were $2.3 million, a decrease of $2.5 million, or 52.4%, from $4.8 million for the six month period of fiscal 2018, principally driven by a model discontinuation by one of the Company’s key customers, which accounted for a decrease of approximately $2.4 million in year-over-year sales.

ii)

Audio products: Net sales were $1.4 million in the second quarter of fiscal 2019 as compared to $1.1 million in the second quarter of fiscal 2018, an increase of $0.3 million, or 33.3%, resulting from increased net sales of clock radios. For the six month period of fiscal 2019, audio product net sales were $2.4 million, an increase of $0.8 million or 48.8%, from $1.6 million in the six month period of fiscal 2018 resulting from increased net sales of clock radios.

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

Emerson has taken active steps to manage and control its operating costs. The operating costs for the second quarter of fiscal 2019 were $0.9 million as compared to $1.4 million for the second quarter of fiscal 2018. The operating costs for the six month period of fiscal 2019 were $1.9 million as compared to $2.7 million for the six month period of fiscal 2018.

Licensing revenue — Licensing revenue in the second quarter of fiscal 2019 was $0.1 million as compared to $0.2 million in the second quarter of fiscal 2018, a decrease of $0.1 million or 30.4%. The year-over-year decrease can be attributed to the non-renewal of one of the Company’s licensees which expired in December 2017.

Licensing revenue for the six month period of fiscal 2019 was $0.2 million as compared to $0.4 million for the six month period of fiscal 2018, a decrease of $0.2 million or 40.3%. The year-over-year decrease can be attributed to the non-renewal of one of the Company’s licensees which expired in December 2017.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $2.6 million in the second quarter of fiscal 2019 as compared to $3.7 million in the second quarter of fiscal 2018, a decrease of $1.1 million, or 30.5% and $4.8 million for the six month period of fiscal 2019 as compared to $6.7 million for the six month period of fiscal 2018, a decrease of $1.9 million or 27.9%.

Cost of sales — In absolute terms, cost of sales decreased $1.1 million, or 30.0%, to $2.4 million in the second quarter of fiscal 2019 as compared to $3.5 million in the second quarter of fiscal 2018. The decrease in absolute terms for the second quarter of fiscal 2019 as compared to the second quarter of fiscal 2018 was primarily related to decreased net product sales and by lower year-over-year gross cost of sales as a percentage of gross sales.

In absolute terms, cost of sales decreased $1.6 million, or 25.6%, to $4.6 million for the six month period of fiscal 2019 as compared to $6.2 million for the six month period of fiscal 2018. The decrease in absolute terms for the six month period of fiscal 2019 as compared to the six month period of fiscal 2018 was primarily related to decreased net product sales and by lower year-over-year gross cost of sales as a percentage of gross sales.

The Company purchases the products it sells from a limited number of factory suppliers. For the second quarter of fiscal 2019 and fiscal 2018, the Company purchased 87% and 81%, respectively, from its two largest suppliers. For the six month period of fiscal 2019 and fiscal 2018, the Company purchased 85% and 92%, respectively, from its two largest suppliers.

Other operating costs and expenses — Other operating costs and expenses as a percentage of net product sales were 0.3% for the second quarter of fiscal 2019 as compared to 0.5% for the second quarter of fiscal 2018. In absolute terms, other operating costs and expenses decreased $9,000, or 52.9%, to $8,000 for the second quarter of fiscal 2019 as compared to $17,000 for the second quarter of fiscal 2018 as a result of lower warranty and returns processing costs.

Other operating costs and expenses as a percentage of net product sales were 0.4% for the six month period of fiscal 2019 as compared to 0.4% for the six month period of fiscal 2018. In absolute terms, other operating costs and expenses decreased $4,000, or 16.7%, to $20,000 for the six month period of fiscal 2019 as compared to $24,000 for the six month period of fiscal 2018 as a result of lower warranty and returns processing costs.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, in absolute terms, was $0.9 million in the second quarter of fiscal 2019 as compared to $1.4 million in the second quarter of fiscal 2018, a decrease of $0.5 million, or 34.5%. S,G&A, as a percentage of net revenues, was 35.5% in the second quarter of fiscal 2019 as compared to 37.7% in the second quarter of fiscal 2018. The decrease in S,G&A was due to reductions in compensation costs and legal fees.

S,G&A, in absolute terms, was $1.9 million for the six month period of fiscal 2019 as compared to $2.7 million for the six month period of fiscal 2018, a decrease of $0.8 million, or 27.9%. S,G&A, as a percentage of net revenues, was 39.9% for the six month period of fiscal 2019 as compared to 39.9% for the six month period of fiscal 2018. The decrease in S,G&A was due to reductions in compensation costs, legal fees, IT and insurance costs.

Interest income, net — Interest income, net, was $202,000 in the second quarter of fiscal 2019 as compared to $130,000 in the second quarter of fiscal 2018, an increase of $72,000. The increase was primarily due to higher investments in interest bearing accounts and higher average interest rates earned on the Company’s short term investments.

Interest income, net, was $377,000 for the six month period of fiscal 2019 as compared to $234,000 for the six month period of fiscal 2018, an increase of $143,000. The increase was primarily due to higher investments in interest bearing accounts and higher average interest rates earned on the Company’s short term investments.

Provision (benefit) for income taxes — In the second quarter of fiscal 2019, the Company recorded an income tax expense of $23,000 as compared to income tax expense of nil in the second quarter of fiscal 2018. Although the Company generated a net loss during the second quarter of fiscal 2018, it was unable to realize an income tax benefit due to a valuation allowance recorded against its deferred tax assets of approximately $412,000.

For the six month period of fiscal 2019, the Company recorded an income tax expense of $71,000 as compared to an income tax benefit of $65,000 for the six month period of fiscal 2018. Although the Company generated a net loss during the six month period of fiscal 2018, it was unable to realize a larger income tax benefit due to a valuation allowance recorded against its deferred tax assets of approximately $775,000.

Net (loss) — As a result of the foregoing factors, the Company realized a net loss of $0.6 million in the second quarter of fiscal 2019 as compared to a net loss of $1.0 million in the second quarter of fiscal 2018.

For the six month period of fiscal 2019, the Company realized a net loss of $1.4 million as compared to a net loss of $1.9 million for the six month period of fiscal 2018.

Liquidity and Capital Resources

As of September 30, 2018, the Company had cash and cash equivalents of approximately $23.4 million, as compared to approximately $21.9 million at September 30, 2017. Working capital decreased to $43.6 million at September 30, 2018 as compared to $50.4 million at September 30, 2017. The increase in cash and cash equivalents of approximately $1.4 million was due to a decrease in short term investments of $8.2 million, an increase in long term income taxes payable of $2.6 million, a decrease in accounts receivable of $0.7 million, a decrease in deferred tax assets of $0.3 million, a decrease in inventory of $0.2 million, a decrease in prepaid expenses and other current assets of $0.2 million and an increase in short term income taxes payable of $0.1 million partially offset by the net loss generated during the prior 12 months of $6.4 million, an increase in treasury stock of $3.4 million, an increase in prepaid purchases of $0.8 million and a decrease in accounts payable and other current liabilities of $0.3 million.

Cash Flows

Net cash used by operating activities was approximately $2.0 million for the six months ended September 30, 2018, resulting from a $1.4 million net loss generated during the period, an increase in prepaid purchases of $0.9 million, a decrease in long term income taxes payable of $0.3 million, a decrease in asset allowances and reserves of $0.2 million, an increase in prepaid expenses and other current assets of $0.1 million, a decrease in accounts payable and other liabilities of $0.1 million and a decrease in deferred revenue of $0.1 million partially offset by a decrease in accounts receivable of $1.0 million and a decrease in deferred tax assets of $0.1 million.

Net cash provided by investing activities was approximately $1.0 million for the six months ended September 30, 2018 due to an decrease in short term certificates of deposit.

Net cash used by financing activities was approximately $0.7 million for the six months ended September 30, 2018 due to repurchases of common stock pursuant to the Company’s stock repurchase plan.

Sources and Uses of Funds

The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2018, the Company did not have any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

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

Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses” (Issued June 2016)

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" to introduce new guidance for the accounting for credit losses on instruments within its scope. ASU 2016-13 requires among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company does not expect these amendments to have a material impact on its financial statements.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2018, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table reports information regarding repurchases by the Company of its common stock during the three months ended September 30, 2018:

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through July 31, 2018	63,390	$1.48	63,390	$3,167,117
August 1 through August 31, 2018	126,138	$1.49	126,138	$2,979,110
September 1 through September 30, 2018	44,121	$1.48	44,121	$2,913,918
Total	233,649	$1.49	233,649	$2,913,918

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

EMERSON RADIO CORP.
(Registrant)

/s/ Duncan Hon
Date: November 14, 2018	Duncan Hon
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Binney
Date: November 14, 2018	Michael Binney
Chief Financial Officer (Principal Financial and Accounting Officer)