Form 10-Q
period 2018-12-31
EMERSON RADIO CORP
filed 2019-02-14
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No

Indicate the number of shares outstanding of common stock as of February 11, 2019: 21,042,652.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

Net revenues:
Net product sales	$2,421	$4,075	$7,040	$10,413
Licensing revenue	120	161	350	546
Net revenues	2,541	4,236	7,390	10,959
Costs and expenses:
Cost of sales	2,358	4,046	7,003	10,292
Other operating costs and expenses	2	14	22	38
Selling, general and administrative expenses	948	1,100	2,883	3,784
	3,308	5,160	9,908	14,114
Operating (loss)	(767)	(924)	(2,518)	(3,155)
Other income:
Interest income, net	240	131	617	365
(Loss) before income taxes	(527)	(793)	(1,901)	(2,790)
Provision for income tax expense	2	378	73	313
Net (loss)	(529)	(1,171)	(1,974)	(3,103)
Basic (loss) per share	$(0.02)	$(0.05)	$(0.09)	$(0.12)
Diluted (loss) per share	$(0.02)	$(0.05)	$(0.09)	$(0.12)
Weighted average shares outstanding
Basic	21,637	24,299	22,221	25,857
Diluted	21,637	24,299	22,221	25,857

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	December 31, 2018	March 31, 2018

ASSETS
Current Assets:
Cash and cash equivalents	$21,928	$25,096
Short term investments	14,031	16,000
Accounts receivable, net	749	1,884
Royalty receivable	163	63
Inventory	4,618	3,164
Prepaid purchases	36	360
Prepaid expenses and other current assets	572	497
Total Current Assets	42,097	47,064
Property, plant, and equipment, net	8	14
Deferred tax assets, net	448	528
Other assets	157	151
Total Non-current Assets	613	693
Total Assets	$42,710	$47,757
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	636	803
Due to affiliates	5	—
Income tax payable, current portion	250	250
Deferred revenue	—	50
Total Current Liabilities	891	1,103
Non-Current Liabilities:
Income tax payable	2,621	2,871
Total Non-current Liabilities	2,621	2,871
Total Liabilities	$3,512	$3,974
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at December 31, 2018 and March 31, 2018, respectively; 21,047,155 and 22,799,088 shares outstanding at December 31, 2018 and March 31, 2018, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(11,239)	(9,265)
Treasury stock, at cost (31,918,642 and 30,166,709 shares at December 31, 2018 and March 31, 2018, respectively)	(33,194)	(30,583)
Total Shareholders’ Equity	39,198	43,783
Total Liabilities and Shareholders’ Equity	$42,710	$47,757

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2018	2017
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(1,974)	$(3,103)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	5	6
Deferred tax assets	80	222
Asset allowances and reserves	(177)	14
Changes in assets and liabilities:
Accounts receivable	1,312	(398)
Royalty receivable	(100)	36
Due to affiliates	5	—
Inventory	(1,454)	(2,233)
Prepaid purchases	324	(701)
Prepaid expenses and other current assets	(75)	918
Other assets	(6)	(71)
Accounts payable and other current liabilities	(167)	331
Deferred revenue	(50)	—
Income taxes payable	(250)	130
Net cash (used) by operating activities	(2,527)	(4,849)
Cash Flows From Investing Activities:
Proceeds from sale of short term investments	30,079	47,902
Purchases of short term investments	(28,110)	(45,057)
Additions to property, plant and equipment	—	(4)
Proceeds from disposals of property, plant and equipment	1	—
Net cash provided by investing activities	1,970	2,841
Cash Flows from Financing Activities:
Purchases of treasury stock	(2,611)	(4,644)
Net cash (used) by financing activities	(2,611)	(4,644)
Net (decrease) in cash and cash equivalents	(3,168)	(6,652)
Cash and cash equivalents at beginning of the period	25,096	27,471
Cash and cash equivalents at end of the period	$21,928	$20,819
Supplemental disclosures:
Cash paid for:
Interest	$—	$3
Income taxes	$277	$4

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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of December 31, 2018 and the results of operations for the three and nine month periods ended December 31, 2018 and December 31, 2017. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2018 (“Fiscal 2018”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2018.

The results of operations for the three and nine month periods ended December 31, 2018 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ending March 31, 2019 (“Fiscal 2019”).

Whenever necessary, reclassifications are made to conform the prior year’s consolidated financial statements to the current year’s presentation.

Unless otherwise disclosed in the notes to these consolidated financial statements, the estimated fair value of the financial assets and liabilities approximates the carrying value.

Recently Adopted Accounting Pronouncements

In May 2014, issued ASU 2014-09 "Revenue from Contracts with Customers", subsequently amended and collectively Topic 606. The standard replaced almost all existing revenue recognition guidance in U.S. GAAP, with the intention to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASC 606 allows for adoption either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application, which became effective for the Company beginning April 1, 2018. The Company adopted ASC 606 in the first quarter of fiscal 2019 on a modified retrospective basis with no changes recognized in the prior year comparative financial statements. The adoption of this standard did not have a material impact on the Company’s financial statements. The Company has enhanced its disclosures of revenue to comply with the new guidance.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

Numerator:
Net (loss)	$(529)	$(1,171)	$(1,974)	$(3,103)
Denominator:
Denominator for basic and diluted earnings per share — weighted average shares	21,637	24,299	22,221	25,857
Net (loss) per share:
Basic and diluted (loss) per share	$(0.02)	$(0.05)	$(0.09)	$(0.12)

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at December 31, 2018 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At December 31, 2018, the Company had no options, warrants or other potentially dilutive securities outstanding.

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

In September 2017, the Company’s Board of Directors approved an additional $5 million, bringing the total authorized stock repurchases under the program to $10 million and extended the program to June 30, 2018. In June 2018, the Company’s Board of Directors extended the program to December 31, 2018, as of which date the program expired. Under the program, repurchases were funded from available working capital and all repurchased shares will be held in the treasury as authorized and issued shares available for general corporate purposes. During the three months ended December 31, 2018, 1,262,822 shares for $1,884,474 were repurchased. As of December 31, 2018, the Company had repurchased 6,082,677 shares for $8,970,556 under this program. Subsequent to December 31, 2018, the Company settled an additional 4,503 shares purchased under the program prior to its expiration for $6,540. These were the final purchases under the program.

NOTE 4 — INVENTORY

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of December 31, 2018 and March 31, 2018, inventories consisted of the following (in thousands):

	December 31, 2018	March 31, 2018
Finished goods	$4,618	$3,164

NOTE 5 — INCOME TAXES

At December 31, 2018, the Company had $2.3 million of U.S. federal net operating loss (“NOL”) carry forwards. These losses do not expire but are limited to utilization of 80% of taxable income in any one year. At December 31, 2018 the Company had approximately $9.2 million of U.S. state net operating loss carry forwards.  The tax benefits related to these state net operating loss carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized. The income of foreign subsidiaries before taxes was $215,000 for the quarter ended December 31, 2018 as compared to a loss before taxes of $57,000 for the quarter ended December 31, 2017, respectively.

The Company analyzed the future reasonability of recognizing its deferred tax assets at December 31, 2018. As a result, the Company concluded that a valuation allowance of approximately $1,080,000 would be recorded against the assets.

Although the Company generated a net operating loss, it recorded income tax expense of approximately $2,100 during the three months ended December 31, 2018, resulting from the change in its deferred tax asset balance. During the three months ended December 31, 2017, the Company recorded an income tax expense of $378,000. For the nine months ended December 31, 2018 the Company recorded income tax expense of $73,000 as compared to income tax expense of $313,000 for the nine months ended December 31, 2017.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of December 31, 2018, the Company’s open tax years for examination for U.S. federal tax are 2014-2017, and for U.S. states’ tax are 2013-2017. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

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

The TCJA establishes new tax rules designed to tax U.S. companies on global intangible low-taxed income (GILTI) earned by foreign subsidiaries. Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the TCJA. Therefore, the Company has not made any adjustments related to potential GILTI tax in its December 31, 2018 financial statements.

NOTE 6 — RELATED PARTY TRANSACTIONS

From time to time, Emerson engages in business transactions with its controlling shareholder, Nimble Holdings Company Limited (“Nimble”), formerly known as The Grande Holdings Limited (“Grande”), and one or more of Nimble’s direct and indirect subsidiaries. Set forth below is a summary of such transactions.

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of December 31, 2018. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

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

Related Party Transactions

Ancillary expenses pertaining to rented office space in Hong Kong

During the three and nine months ended December 31, 2018, the Company was billed approximately $5,000 and $5,800 for utility and service charges from Lafe Strategic Services Limited (“LSSL”), which is a company related to the Company’s Chairman of the Board, in connection with the Company’s rented office space in Hong Kong. The Company owed $5,000 to LSSL related to these charges at December 31, 2018.

Administrative service fees charged to related parties

During the three and nine months ended December 31, 2018, the Company billed approximately $6,000 and $17,000 for administrative fees to Phenomenon Agents Ltd (“PAL”), Sansui Acoustics Research Corporation (“SARC”) and TWD Industrial Co. Ltd. (“TICL"), which are subsidiaries of Nimble. The Company was owed nil from PAL, SARC and TICL related to these charges at December 31, 2018.

Security deposit and charges of rental and utility fees on new office space in Hong Kong

During the three and nine months ended December 31, 2018, the Company was billed approximately $22,500 and $30,500 for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board. During the nine months ended December 31, 2018, a 3 month security deposit of approximately $39,600 was billed from VACL.  As of December 31, 2018 the Company owed nil to VACL related to the security deposit and rental charges. The rental terms have been agreed in advance by the Independent Directors of the Company.

NOTE 7 — SHORT TERM INVESTMENTS

At December 31, 2018 and March 31, 2018, the Company held short term investments totaling $14.0 million and $16.0 million, respectively. These investments were comprised of bank certificates of deposit, which bear an interest rate of approximately 3.15% and will mature in February 2019.

NOTE 8 — CONCENTRATION RISK

Customer Concentration

For the three months ended December 31, 2018, the Company’s three largest customers accounted for approximately 89% of the Company’s net revenues, of which Walmart accounted for 51%, Amazon accounted for 23% and Fred Meyer accounted for 15%. For the nine months ended December 31, 2018, the Company’s three largest customers accounted for approximately 80% of the Company’s net revenues, of which Walmart accounted for 49%, Amazon accounted for 17% and Fred Meyer accounted for 14%.

For the three months ended December 31, 2017, the Company’s three largest customers accounted for approximately 92% of the Company’s net revenues, of which Walmart accounted for 61%, Amazon accounted for 17% and Fred Meyer accounted for 14%. For the nine months ended December 31, 2017, the Company’s three largest customers accounted for approximately 84% of the Company’s net revenues, of which Walmart accounted for 62%, Amazon accounted for 11% and Fred Meyer accounted for 11%.

A significant decline in net sales to any of the Company’s key customers would have a material adverse effect on the Company’s business, financial condition and results of operation.

Product Concentration

For the three and nine months ended December 31, 2018, the Company’s gross product sales were comprised of two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 30% and 40%, respectively, of the Company’s gross product sales. Audio products generated approximately 67% and 56%, respectively, of the Company’s gross product sales.

For the three and nine months ended December 31, 2017, the Company’s gross product sales were comprised of the same two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 59% and 63%, respectively, of the Company’s gross product sales. Audio products generated approximately 33% and 28%, respectively, of the Company’s gross product sales.

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top 2 customers accounted for 53% and 46% as of December 31, 2018, respectively. As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top 2 customers accounted for 64% and 21% as of March 31, 2018, respectively. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

Supplier Concentration

During the three and nine months ended December 31, 2018, the Company procured approximately 96% and 90% of its products for resale from its two largest factory suppliers, of which 86% and 72%, respectively, was supplied by its largest supplier. During the three and nine months ended December 31, 2017, the Company procured approximately 97% and 93% of its products for resale from its two largest factory suppliers, of which 68% and 63%, respectively, was supplied by its largest supplier.

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

Results of Operations

The following table summarizes certain financial information for the three and nine month periods ended December 31, 2018 (fiscal 2019) and December 31, 2017 (fiscal 2018) (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net product sales	$2,421	$4,075	$7,040	$10,413
Licensing revenue	120	161	350	546
Net revenues	2,541	4,236	7,390	10,959
Cost of sales	2,358	4,046	7,003	10,292
Other operating costs and expenses	2	14	22	38
Selling, general and administrative expenses	948	1,100	2,883	3,784
Operating (loss)	(767)	(924)	(2,518)	(3,155)
Interest income, net	240	131	617	365
(Loss) before income taxes	(527)	(793)	(1,901)	(2,790)
Provision for income taxes	2	378	73	313
Net (loss)	$(529)	$(1,171)	$(1,974)	$(3,103)

Net product sales — Net product sales for the third quarter of fiscal 2019 were $2.4 million as compared to $4.1 million for the third quarter of fiscal 2018, a decrease of $1.7 million, or 40.6%. The Company’s sales during the third quarters of fiscal 2019 and fiscal 2018 were highly concentrated among the Company’s two largest customers – Wal-Mart and Amazon.com in fiscal 2019 and fiscal 2018, where gross product sales comprised approximately 75.4% and 79.5%, respectively, of the Company’s total gross product sales.

For the nine month period of fiscal 2019, net product sales were $7.0 million as compared to $10.4 million for the nine month period of fiscal 2018, a decrease of $3.4 million, or 32.4%. The Company’s sales during the nine month periods of fiscal 2019 and fiscal 2018 were highly concentrated among the Company’s two largest customers – Wal-Mart and Amazon.com in fiscal 2019 and fiscal 2018, where gross product sales comprised approximately 70.2% and 76.2%, respectively, of the Company’s total gross product sales.

Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $6,000 and $18,000 for the third quarters of fiscal 2019 and fiscal 2018, respectively, and approximately $15,000 and $41,000 for the nine month periods of fiscal 2019 and fiscal 2018, respectively. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)

Houseware products: Net sales decreased $2.0 million, or 72.0%, to $0.7 million in the third quarter of fiscal 2019 as compared to $2.7 million in the third quarter of fiscal 2018, driven by a decrease in year-over-year sales of microwave ovens, compact refrigerators and toaster ovens partially offset by an increase in wine products. The decrease in sales of microwave ovens was principally driven by a model discontinuation by one of the Company’s key customers, which accounted for a decrease of approximately $1.8 million in year-over-year sales. For the nine month period of fiscal 2019, houseware net product sales were $3.0 million, a decrease of $4.5 million, or 59.6%, from $7.5 million for the nine month period of fiscal 2018, principally driven by a model discontinuation by one of the Company’s key customers, which accounted for a decrease of approximately $4.2 million in year-over-year sales.

ii)

Audio products: Net sales were $1.6 million in the third quarter of fiscal 2019 as compared to $1.3 million in the third quarter of fiscal 2018, an increase of $0.3 million, or 23.7%, resulting from increased net sales of clock radios. For the nine month period of fiscal 2019, audio product net sales were $4.0 million, an increase of $1.1 million or 37.0%, from $2.9 million in the nine month period of fiscal 2018 resulting from increased net sales of clock radios.

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

Emerson has taken active steps to manage and control its operating costs. The operating costs for the third quarter of fiscal 2019 were $0.9 million as compared to $1.1 million for the third quarter of fiscal 2018. The operating costs for the nine month period of fiscal 2019 were $2.9 million as compared to $3.8 million for the nine month period of fiscal 2018.

Licensing revenue — Licensing revenue in the third quarter of fiscal 2019 was $0.1 million as compared to $0.2 million in the third quarter of fiscal 2018, a decrease of $0.1 million or 25.5%. The year-over-year decrease can be attributed to the non-renewal of one of the Company’s licensees which expired in December 2017.

Licensing revenue for the nine month period of fiscal 2019 was $0.3 million as compared to $0.5 million for the nine month period of fiscal 2018, a decrease of $0.2 million or 35.9%. The year-over-year decrease can be attributed to the non-renewal of one of the Company’s licensees which expired in December 2017.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $2.5 million in the third quarter of fiscal 2019 as compared to $4.2 million in the third quarter of fiscal 2018, a decrease of $1.7 million, or 40.0% and $7.4 million for the nine month period of fiscal 2019 as compared to $11.0 million for the nine month period of fiscal 2018, a decrease of $3.6 million or 32.6%.

Cost of sales — In absolute terms, cost of sales decreased $1.7 million, or 41.7%, to $2.4 million in the third quarter of fiscal 2019 as compared to $4.1 million in the third quarter of fiscal 2018. The decrease in absolute terms for the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018 was primarily related to decreased net product sales and by lower year-over-year gross cost of sales as a percentage of gross sales.

In absolute terms, cost of sales decreased $3.3 million, or 32.0%, to $7.0 million for the nine month period of fiscal 2019 as compared to $10.3 million for the nine month period of fiscal 2018. The decrease in absolute terms for the nine month period of fiscal 2019 as compared to the nine month period of fiscal 2018 was primarily related to decreased net product sales and by lower year-over-year gross cost of sales as a percentage of gross sales.

The Company purchases the products it sells from a limited number of factory suppliers. For the third quarter of fiscal 2019 and fiscal 2018, the Company purchased 96% and 97%, respectively, from its two largest suppliers. For the nine month period of fiscal 2019 and fiscal 2018, the Company purchased 90% and 93%, respectively, from its two largest suppliers.

Other operating costs and expenses — Other operating costs and expenses as a percentage of net product sales were 0.1% for the third quarter of fiscal 2019 as compared to 0.3% for the third quarter of fiscal 2018. In absolute terms, other operating costs and expenses decreased $12,000, or 85.7%, to $2,000 for the third quarter of fiscal 2019 as compared to $14,000 for the third quarter of fiscal 2018 as a result of lower warranty and returns processing costs.

Other operating costs and expenses as a percentage of net product sales were 0.3% for the nine month period of fiscal 2019 as compared to 0.4% for the nine month period of fiscal 2018. In absolute terms, other operating costs and expenses decreased $16,000, or 42.1%, to $22,000 for the nine month period of fiscal 2019 as compared to $38,000 for the nine month period of fiscal 2018 as a result of lower warranty and returns processing costs.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, in absolute terms, was $0.9 million in the third quarter of fiscal 2019 as compared to $1.1 million in the third quarter of fiscal 2018, a decrease of $0.2 million, or 13.8%. S,G&A, as a percentage of net revenues, was 37.3% in the third quarter of fiscal 2019 as compared to 26.0% in the third quarter of fiscal 2018. The decrease in S,G&A was due to reductions in compensation costs and legal fees.

S,G&A, in absolute terms, was $2.9 million for the nine month period of fiscal 2019 as compared to $3.8 million for the nine month period of fiscal 2018, a decrease of $0.9 million, or 23.8%. S,G&A, as a percentage of net revenues, was 39.0% for the nine month period of fiscal 2019 as compared to 34.5% for the nine month period of fiscal 2018. The decrease in S,G&A was due to reductions in compensation costs, legal fees and IT costs.

Interest income, net — Interest income, net, was $240,000 in the third quarter of fiscal 2019 as compared to $131,000 in the third quarter of fiscal 2018, an increase of $109,000. The increase was primarily due to higher investments in interest bearing accounts and higher average interest rates earned on the Company’s short term investments.

Interest income, net, was $617,000 for the nine month period of fiscal 2019 as compared to $365,000 for the nine month period of fiscal 2018, an increase of $252,000. The increase was primarily due to higher investments in interest bearing accounts and higher average interest rates earned on the Company’s short term investments.

Provision for income taxes — In the third quarter of fiscal 2019, the Company recorded an income tax expense of $2,000 as compared to income tax expense of $378,000 in the third quarter of fiscal 2018. The income tax expense recorded in the third quarter of fiscal 2018 was primarily related to the passage of the Tax Cuts and Jobs Act of 2017.

For the nine month period of fiscal 2019, the Company recorded an income tax expense of $73,000 as compared to income tax expense of $313,000 for the nine month period of fiscal 2018. The income tax expense recorded in the nine months of fiscal 2018 was primarily related to the passage of the Tax Cuts and Jobs Act of 2017.

Net (loss) — As a result of the foregoing factors, the Company realized a net loss of $0.5 million in the third quarter of fiscal 2019 as compared to a net loss of $1.2 million in the third quarter of fiscal 2018.

For the nine month period of fiscal 2019, the Company realized a net loss of $2.0 million as compared to a net loss of $3.1 million for the nine month period of fiscal 2018.

Liquidity and Capital Resources

As of December 31, 2018, the Company had cash and cash equivalents of approximately $21.9 million, as compared to approximately $20.8 million at December 31, 2017. Working capital decreased to $41.2 million at December 31, 2018 as compared to $48.4 million at December 31, 2017. The increase in cash and cash equivalents of approximately $1.1 million was due to a decrease in short term investments of $8.2 million, an increase in long term income taxes payable of $2.6 million, a decrease in prepaid purchases of $1.4 million, a decrease in accounts receivable of $0.8 million, a decrease in deferred tax assets of $0.1 million partially offset by the net loss generated during the prior 12 months of $5.7 million, an increase in treasury stock of $4.3 million, an increase in inventory of $1.5 million and a decrease in accounts payable and other current liabilities of $0.5 million.

Cash Flows

Net cash used by operating activities was approximately $2.5 million for the nine months ended December 31, 2018, resulting from a $2.0 million net loss generated during the period, an increase in inventory of $1.5 million, a decrease in long term income taxes payable of $0.3 million, a decrease in asset allowances and reserves of $0.2 million and a decrease in accounts payable and other liabilities of $0.2 million partially offset by a decrease in accounts receivable of $1.3 million, an decrease in prepaid purchases of $0.3 million and a decrease in deferred tax assets of $0.1 million

Net cash provided by investing activities was approximately $2.0 million for the nine months ended December 31, 2018 due to a decrease in short term certificates of deposit.

Net cash used by financing activities was approximately $2.6 million for the nine months ended December 31, 2018 due to repurchases of common stock pursuant to the Company’s stock repurchase plan.

Sources and Uses of Funds

The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2018, the Company did not have any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

Recently Adopted Accounting Pronouncements

In May 2014, issued ASU 2014-09 "Revenue from Contracts with Customers", subsequently amended and collectively Topic 606. The standard replaced almost all existing revenue recognition guidance in U.S. GAAP, with the intention to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASC 606 allows for adoption either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application, which became effective for the Company beginning April 1, 2018. The Company adopted ASC 606 in the first quarter of fiscal 2019 on a modified retrospective basis with no changes recognized in the prior year comparative financial statements. The adoption of this standard did not have a material impact on the Company’s financial statements. The Company has enhanced its disclosures of revenue to comply with the new guidance.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2018, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has operations in China and derives a significant portion of its revenue from sales of products manufactured by third parties located in China. In addition, third parties located in China and other countries located in the same region produce and supply many of the components and raw materials used in the Company’s products. Conducting an international business inherently involves a number of difficulties and risks that could materially and adversely affect the Company’s ability to generate revenues and could subject the Company to increased costs. For example, the current U.S. administration has publicly supported trade proposals, including recently implemented tariffs on certain goods imported from China and other proposed tariffs, as well as modifications to international trade policy and other changes that may affect U.S. trade relations with other countries. In addition, in July 2018, the Office of the United States Trade Representative announced a list of thousands of categories of goods that currently face tariffs of 10%. These tariffs may increase to 25% in March 2019 if the U.S. and China cannot reach an agreement on various related matters. As all of the Company’s products are currently manufactured by suppliers in China, any tariffs or other trade restrictions affecting the import of these products from China or any retaliatory trade measures taken by China in response to existing or future tariffs could have a material adverse effect on the Company’s results of operations going forward. The Company’s dependency on its overseas suppliers could exacerbate these and other risks, and any tariffs on the categories of products the Company imports to the United States could negatively affect the Company’s ability to compete against competitors who do not manufacture in China or otherwise are not subject to such tariffs. Among the other factors that may adversely affect the Company’s revenues and increase its costs are:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table reports information regarding repurchases by the Company of its common stock during the three months ended December 31, 2018:

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 through October 31, 2018	357,761	$1.49	357,761	$2,379,298
November 1 through November 30, 2018	620,828	$1.49	620,828	$1,454,367
December 1 through December 31, 2018 (1)	288,736	$1.49	288,736	$1,022,904
Total	1,267,325	$1.49	1,267,325

(1)

In December 2016, the Company’s Board of Directors approved the repurchase of up to $5 million of the Company’s common stock under a new stock repurchase plan. The repurchases may be effected from time to time at prevailing market prices, through open market or in privately negotiated transactions, which may include, in whole or in part, the establishment of a purchase program pursuant to the safe harbor provided by Rule 10b5-1 under the Exchange Act, through block purchases or through accelerated or forward or similar stock purchases. Repurchased shares are held in treasury. In September 2017, the Company’s Board of Directors approved an additional $5 million, bringing the total authorized stock repurchases under the program to $10 million. In June 2018, the Company’s Board of Directors extended the program to December 31, 2018, as of which date the program expired. The dollar amount remaining available under the plan as of its expiration on December 31, 2018 was $1,022,904.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Duncan Hon
Date: February 14, 2019	Duncan Hon
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Binney
Date: February 14, 2019	Michael Binney
Chief Financial Officer (Principal Financial and Accounting Officer)