Form 10-K
period 2019-03-31
EMERSON RADIO CORP
filed 2019-06-26
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-07731

EMERSON RADIO CORP.

(Exact name of registrant as specified in its charter)

Delaware	22-3285224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

35 Waterview Blvd, Suite 140, Parsippany, NJ	07054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(973) 428-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	MSN	NYSE American

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  YES    ☐  NO.

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

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2018 (computed by reference to the last reported sale price of the Common Stock on the NYSE American on such date): $10,317,373.

Number of Common Shares outstanding at June 26, 2019: 21,042,652

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of the Form 10-K
Proxy Statement for Annual Meeting of Stockholders for the fiscal year ended March 31, 2019, or an amendment to this Annual Report on Form 10-K	Part III

PART I

Forward-Looking Information

This report contains forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company’s control, and which may cause its actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through the use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the Company’s ability to generate sufficient revenue to achieve and maintain profitability;
•	the Company’s ability to obtain new customers and retain key existing customers, including the Company’s ability to maintain purchase volumes of the Company’s products by its key customers;
•	the Company’s ability to obtain new licensees and distribution relationships and maintain relationships with its existing licensees and distributors;
•	the Company’s ability to resist price increases from its suppliers or pass through such increases to its customers;
•	changes in consumer spending for retail products, such as the Company’s products, and in consumer practices, including sales over the Internet;
•	the Company’s ability to maintain effective internal controls or compliance by its personnel with such internal controls;
•	the Company’s ability to successfully manage its operating cash flows to fund its operations;
•	the Company’s ability to anticipate market trends, enhance existing products or achieve market acceptance of new products;
•	the Company’s dependence on a limited number of suppliers for its components and raw materials;
•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;
•	the ability of third party sales representatives to adequately promote, market and sell the Company’s products;
•	the Company’s ability to maintain, protect and enhance its intellectual property;
•	the effects of competition;
•	the Company’s ability to distribute its products in a timely fashion, including as a result of labor disputes;
•	evolving cybersecurity threats to the Company’s information technology systems or those of its customers or suppliers;
•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;
•	changes in accounting policies, rules and practices;
•	changes in tax rules and regulations or interpretations including, but not limited to the U.S. Tax Cuts and Jobs Act of 2017;
•	changes in U.S. and foreign trade regulations and tariffs, including potential increases of tariffs on goods imported into the U.S., and uncertainty regarding the same;
•	the level of the Company’s stock repurchase activity;
•	limited access to financing or increased cost of financing;
•	the effects of currency fluctuations between the U.S. dollar and Chinese renminbi relative to the dollar and increases in costs of production in China; and
•	the other factors listed under “Risk Factors” in this Annual Report on Form 10-K and other filings with the SEC.

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

Products

The Company’s current product categories, which include licensed products, consist primarily of the following:

Houseware Products	Audio Products	Other

Microwave Ovens	Clock Radios	Massagers

Compact Refrigerators	Bluetooth Speakers	Toothbrushes

Toaster Ovens	Wireless Charging	Security Products

Wine Products

Sales and Distribution

The Company markets its products exclusively in the United States, primarily through mass merchandisers and online marketplaces.

In fiscal 2019, Walmart accounted for approximately 50%, Amazon.com accounted for approximately 16%, and Fred Meyer accounted for approximately 13% of the Company’s net revenues. In fiscal 2018, Walmart accounted for approximately 62%, Amazon.com accounted for approximately 11%, and Fred Meyer accounted for approximately 11% of the Company’s net revenues. No other customer accounted for more than 10% of net revenues in either period. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Walmart and Amazon.com accounted for 47% and 29% as of March 31, 2019, respectively. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Walmart and Amazon.com accounted for 64% and 21% as of March 31, 2018, respectively. Management believes that a loss, or a significant reduction, of sales to any of its key customers would have a material adverse effect on the Company’s business and results of operations.

Approximately 96% and 31% of the Company’s net revenues in fiscal 2019 and 2018, respectively, were made through third-party sales representative organizations that receive sales commissions and work in conjunction with the Company’s own sales personnel. With the Company’s permission, third-party sales representative organizations may sell competitive products in addition to the Company’s products. In most instances, either party may terminate a sales representative relationship on 30 days prior notice by the Company and 90 days prior notice by the sales representative organization in accordance with customary industry practice. In fiscal 2019, the Company utilized 6 sales representative organizations, including one which represented approximately 55% of its net revenues and another which represented 32% of its net revenues. In fiscal 2018, the Company utilized 5 sales representative organizations, including one which represented approximately 26% of its net revenues. No other sales representative organization accounted for more than 10% of net revenues in fiscal 2019 or fiscal 2018. The remainder of the Company’s sales is to customers that are serviced by its sales personnel. The loss or reduction of product sales made through third party sales representative organizations could have a material adverse effect on the Company’s business and results of operations. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.

The Company primarily sells product to customers from its United States warehoused inventory, which is referred to as the Domestic Program. Under the Domestic Program, title for product typically passes at the time of shipment. The Company’s Direct Import Program allows its customers to import and receive product directly from an export port in the country of manufacture outside the United States. Under the Direct Import Program, title for the Company’s product passes to the customer in the country of origin when the product is shipped by the Company’s subsidiary in China. Under both programs, the Company recognizes revenues at the time title passes to the customer as this is when the Company satisfies its performance obligation under the contracts with its customers. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During fiscal 2019 and 2018, less than 1% of the Company’s net product sales were sold under the Direct Import Program.

During fiscal 2018, the Company initiated sales through third party online marketplaces to broaden its brand reach. The Company’s website also serves as a sales channel for products, and provides search capability, detailed product information, online merchant availability, demo videos and downloadable product specification sheets. Sales through Amazon.com accounted for approximately 16% and 11% of the Company’s net revenues in fiscal 2019 and 2018, respectively. The Company expects sales through online marketplaces to continue to be a growth initiative for its business.

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

Licensing Activities

The Company is currently party to one license agreement with a third party licensee that allows the licensee to manufacture and/or sell various products bearing the Company’s trademarks into defined geographic areas. Such activities have had a positive impact on operating results by generating income with minimal incremental costs and without any working capital requirements. The Company has engaged Leveraged Marketing Corporation of America (“LMCA”) as an agent to assist in identifying and procuring licensing opportunities. The Company protects its brand through careful license and product selection and control processes.

See Item 1A — “Risk Factors — Business Related Risks — “The failure to obtain new licensees and distribution relationships or to maintain relationships with its existing licensees and distributors could materially and adversely affect the Company’s revenues, earnings and business.”

Design and Manufacturing

The Company’s products are manufactured by original equipment manufacturers in accordance with the Company’s specifications. During fiscal 2019 and 2018, 100% of the Company’s purchases consisted of finished goods from foreign manufacturers located in People’s Republic of China.

The Company’s design team is responsible for product development and works closely with suppliers and determines the cosmetic and other features for new products. Accordingly, the exterior designs and operating features of the products reflect the Company’s judgment, or that of its customers, of current styles and consumer preferences.

The following summarizes the Company’s purchases from its major suppliers that provided more than 10% of the Company’s total purchases in fiscal 2019 and 2018:

	Fiscal Year
Supplier	2019	2018
Itoma	71%	34%
Midea	19%	59%
Total	90%	93%
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

Government Regulation

Pursuant to the Tariff Act of 1930, as amended, the Trade Act of 1974 and regulations promulgated there under, the United States government charges tariff duties, excess charges, assessments and penalties on many imports. These regulations are subject to continuous change and revision by government agencies and by action of the United States Trade Representative. As all of the Company’s products are currently manufactured by suppliers in China, the enactment of new legislation or the administration of current international trade regulations or executive action affecting trade agreements, changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements or changes in sourcing patterns could adversely affect the Company’s operations. See Item 1A — “Risk Factors — Business Related Risks — Foreign regulations and changes in trade policies and the political, social and economic conditions in the United States and the foreign countries in which the Company operates its business could affect the Company’s revenues and earnings materially and adversely.” A number of states have adopted statutes regulating the manner of determining the amount of payments to independent service centers performing warranty service on products such as those sold by the Company. Additional Federal legislation and regulations regarding the importation of consumer electronics products, including the products marketed by the Company, have been proposed from time to time and, if enacted into law, could adversely affect the Company’s financial condition and results of operations.

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

Employees

As of June 6, 2019, the Company had 23 employees, comprised of 11 in the United States and 12 in China. None of the Company’s employees are represented by unions, and the Company believes its labor relations are good.

Available Information

The Company’s corporate website is located at www.emersonradio.com. The Company files reports and other information with the SEC pursuant to the information requirements of the Securities Exchange Act of 1934. The Company makes available free of charge, on or through its website, the Company’s annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on the Company’s website is not part of this Annual Report on Form 10-K or any other report filed with the SEC. Readers may also read and copy any document the Company files at the SEC’s website at www.sec.gov.

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

Certain customers have historically made up a significant percentage of the Company’s product sales and net revenues. For the fiscal year ended March 31, 2019, Walmart, Amazon.com and Fred Meyer accounted for approximately 50%, 16% and 13%, respectively, of the Company’s net revenues. For the fiscal year ended March 31, 2018, Walmart, Amazon.com and Fred Meyer accounted for approximately 62%, 11% and 11%, respectively, of the Company’s net revenues. The Company expects that its online marketplaces will increasingly represent a significant portion of the Company’s product sales going forward. No other customer accounted for more than 10% of the Company’s net revenues during these periods. All customer purchases are made through purchase orders and the Company does not have any long-term contracts with its customers. Accordingly, sales from customers that have accounted for a significant portion of the Company’s net product sales and net revenues in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period, which has happened in the past and could happen in the future. Some of the Company’s key customers may also experience economic difficulties or otherwise default on their obligations to the Company. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of the Company’s key customers would cause a material and adverse change in the Company’s revenues and operating results.

The Company is dependent on a limited number of products for its sales.

We derive a substantial portion of our product revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our product revenues in the near term. For the twelve months ended March 31, 2019, the Company’s gross product sales were comprised principally of four product types within two categories — housewares products and audio products, and two of these product types, namely microwave ovens and toaster ovens — both within the housewares category — generated approximately 40% of the Company’s gross product sales, with microwave ovens generating approximately 39% of the total and toaster ovens generating approximately 1% of the total. Audio products generated approximately 30% of the Company’s gross product sales during fiscal 2019. For the twelve months ended March 31, 2018, the Company’s gross product sales were comprised principally of the same four product types within the same two categories — housewares products and audio products, and two of these product types, namely microwave ovens and compact refrigerators — both within the housewares category — generated approximately 69% of the Company’s gross product sales, with microwave ovens generating approximately 63% of the total and compact refrigerators generating approximately 6% of the total. Audio products generated approximately 30% of the Company’s gross product sales during fiscal 2018. Because the market for these product types and categories is characterized by periodic new product introductions, the Company’s future financial performance will depend, in part, on the successful and timely development and customer acceptance of new and enhanced versions of these product types and other products distributed by the Company. There can be no assurance that the Company will continue to be successful in marketing these products types within these categories or any other new or enhanced products. For example, certain of the Company’s key customers perform periodic line reviews to assess their product offerings, which have in the past and may in the future lead to loss of business and pricing pressures. As a result of this dependence, a significant decline in pricing of, or market acceptance of these product types and categories, either in general or specifically as marketed by the Company, would have a material adverse effect on the Company’s business, financial condition and results of operation.

The loss or reduction of business of one or a combination of our houseware and audio product lines could materially adversely affect our revenues, financial condition and results of operations.

If the Company’s third party sales representatives fail to adequately promote, market and sell the Company’s products, the Company’s revenues could significantly decrease.

A significant portion of the Company’s product sales are made through third party sales representative organizations, whose members are not employees of the Company. The Company’s level of sales depends on the effectiveness of these organizations, as well as the effectiveness of its own employees. Some of these third party representatives may sell (and do sell), with the Company’s permission, competitive products of third parties as well as the Company’s products. During the Company’s fiscal years ended March 31, 2019 and March 31, 2018, these organizations were responsible for approximately 96% and 31%, respectively, of its net revenues during such periods. In addition, one of these representative organizations was responsible for a significant portion of these revenues. If any of the Company’s third party sales representative organizations engaged by the Company, especially the Company’s largest, fails to adequately promote, market and sell its products, the Company’s revenues could be significantly decreased until a replacement organization or distributor could be retained by the Company, which has happened in the past and could happen in the future. The loss or reduction of product sales made through third party sales representative organizations could have a material adverse effect on the Company’s business and results of operations. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.

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

The Company maintains agreements that allow licensees to use the Company’s trademarks for the manufacture and sale of specific consumer electronics and other products into defined geographic areas. These agreements typically are for a limited period of time and, upon expiration, the Company cannot assure that its agreements with its licensees will be renewed in the future or that the Company’s relationships with its licensees or distributors will be maintained on satisfactory terms or at all. Although the Company has engaged LMCA as an agent to assist the Company in identifying and procuring licensing opportunities, there can be no assurance that the Company will find and secure suitable licensees or distribution relationships. If the Company is unable to maintain its relationships with its licensees and distributors on terms satisfactory to the Company, or if it fails to obtain new licensees or distribution relationships or the Company’s licensees fail to protect the integrity and reputation of the Company’s trademarks, the value of the Emerson brand and the Company’s licensing revenues and earnings could be materially and adversely affected.

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

The Company does not have any long-term or exclusive purchase commitments with any of its suppliers. Itoma was the Company’s largest supplier and accounted for 71% of the Company’s purchases of products during fiscal 2019. The Company’s failure to maintain existing relationships with its suppliers or to establish new relationships on similar pricing and credit terms in the future could negatively affect the Company’s ability to obtain products in a timely manner. If the Company is unable to obtain an ample supply of product from its existing suppliers or secure alternative sources of supply, it may be unable to satisfy its customers’ orders, which could materially and adversely affect the Company’s revenues and relationships with its customers. Finding replacement suppliers could be a time consuming process during which the Company’s revenues and liquidity could be negatively impacted.

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

The Company’s ability to compete effectively depends on its ability to maintain and protect its proprietary rights. The Company owns the Emerson® and other trademarks, which are materially important to its business, as well as other trademarks, licenses and proprietary rights that are used for certain of the products that it markets and sells. The Company’s trademarks are registered throughout the world, including the United States and other countries. The laws of some foreign countries in which the Company operates may not protect the Company’s proprietary rights to the same extent as do laws in the United States. The protections afforded by the laws of such countries may not be adequate to protect the Company’s intellectual property rights.

Third parties may seek to challenge, invalidate, circumvent or render unenforceable any trademarks, patents or proprietary rights owned by or licensed to the Company. In addition, in the event third party licensees fail to protect the integrity of the Company’s trademarks, the value of these marks could be materially and adversely affected. The Company’s inability to protect its proprietary rights could materially and adversely affect the license of its trade names, trademarks and other proprietary rights to third parties as well as its ability to sell its products. Litigation has been and may in the future be necessary to enforce the Company’s intellectual property rights, protect the Company’s trade secrets; and determine the scope and validity of such intellectual property rights. Any such litigation, whether or not successful, could result in substantial costs and diversion of resources and management’s attention from the operation of the Company’s business.

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

The Company does not maintain any credit facilities (other than, from time to time, certain letters of credit) in connection with the operation of its business. The Company has relied on, and continues to rely on, its cash on hand and cash generated by operations to manage its business. Certain of the Company’s major factory suppliers, including Itoma, extend credit lines to the Company in amounts based on various factors, including the amounts of the Company’s purchases and their internal credit criteria, and in the past have reduced the maximum amount of open credit lines available to the Company. The loss of, or reduction in, credit lines from the Company’s principal suppliers could reduce the Company’s liquidity, increase its working capital needs or limit its ability to purchase products which could adversely affect its financial condition or results of operations. If the Company is unable to generate sufficient cash from operations, the Company may need to secure alternative means of financing or reorganize its operations to continue to maintain the current business.

Foreign regulations and changes in trade policies and the political, social and economic conditions in the United States and the foreign countries in which the Company operates its business could affect the Company’s revenues and earnings materially and adversely.

The Company has operations in China and derives a significant portion of its revenue from sales of products manufactured by third parties located in China. In addition, third parties located in China and other countries located in the same region produce and supply many of the components and raw materials used in the Company’s products. Conducting an international business inherently involves a number of difficulties and risks that could materially and adversely affect the Company’s ability to generate revenues and could subject the Company to increased costs. For example, the current U.S. administration has publicly supported trade proposals, including recently implemented tariffs on certain goods imported from China and other proposed tariffs, as well as modifications to international trade policy and other changes that have and may further affect U.S. trade relations with other countries. In addition, during 2018, the United States and China each imposed new tariffs, and announced further proposed tariffs, on various products imported from China and the United States, respectively. Between July 2018 and September 2018, the Office of the United States Trade Representative (“USTR”) imposed tariffs of 10% and 25% on three product lists totaling approximately $250 billion worth of imports from China. In particular, in September 2018, the USTR imposed its third round of 10% tariffs on more than 5,700 categories of products imported from China with a value of approximately $200 billion, including categories of products the Company imports, and in May 2019 the USTR increased the rate on these categories of products from 10% to 25%. In addition, the USTR is considering 25% tariffs on an additional 3,805 categories of imports from China with a value of approximately $300 billion. If this proposal is accepted, all imports from China with the exception of certain pharmaceuticals, medical products, rare earth metals and minerals will be subject to a 25% additional tariff. In response, many U.S. trading partners, including China, have imposed or proposed new or higher tariffs on U.S. exports.

As all of the Company’s products are currently manufactured by suppliers in China, any tariffs or other trade restrictions affecting the import of these products from China or any retaliatory trade measures taken by China in response to existing or future tariffs could have a material adverse effect on the Company’s results of operations going forward. The Company’s dependency on its overseas suppliers could exacerbate these and other risks, and any tariffs on the categories of products the Company imports to the United States could negatively affect the demand for such products, increase the cost of components, delay production or affect the

Company’s ability to compete against competitors who do not manufacture in China or otherwise are not subject to such tariffs. Although the Company is monitoring the trade environment and working to mitigate the possible effect of tariffs through pricing and sourcing strategies, the Company cannot be certain how its customers and competitors will react to the actions taken, and some costs may be passed through to the Company’s customers as product price increases in the future. Among the other factors that may adversely affect the Company’s revenues and increase its costs are:

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

The housewares and consumer electronics industry is highly competitive, especially with respect to pricing and the introduction of new products and features. The Company’s products compete in the low to medium-priced sector of the housewares and consumer electronics market and compete primarily on the basis of reliability, brand recognition, quality, price, design, consumer acceptance of the Emerson® trademark and quality service and support to retailers and its customers. The Company and many of its competitors are subject to factory cost increases, and the Company expects these pressures to continue. If these pressures are not mitigated by increases in selling price or cost reductions from the Company’s suppliers or changes in product mix, or if the consumers of the Company’s products change their buying habits as a result of the Company’s actions, the Company’s revenues and profits could be substantially reduced. In addition, the Company’s expanded marketing plan includes sales through online marketplaces, including Amazon.com, and the success of this plan depends on the Company’s ability to increase its visibility and continue to distribute its products through these online marketplaces. As compared to the Company, many of its competitors have significantly greater managerial, financial, marketing, technical and other competitive resources and greater brand recognition. As a result, the Company’s competitors may be able to (i) adapt more quickly to new or emerging technologies and changes in customer requirements; (ii) devote greater resources to the promotion and sale of their products and services; and (iii) respond more effectively to pricing pressures. Competition could increase if new companies enter the market, existing competitors expand their product mix or the Company expands into new markets. An increase in competition could result in material price reductions or loss of the Company’s market share.

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

The Company’s common stock, which trades on the NYSE American, has experienced, and may experience in the future, significant price and volume fluctuations, which could adversely affect the market price of the Company’s common stock. The market price of the Company’s common stock could fluctuate significantly in response to various factors and events, including:

•	actual or anticipated variations in operating results and cash flows;
•	loss of a key customer, licensee or supplier;
•	announcements or events that affect the Company’s products, customers, competitors or markets;
•	general business conditions in the markets and industry in which the Company competes;
•	the level of the Company’s stock repurchase activity;
•	concentration of holdings of the Company’s common stock; and
•	other events or factors, including those listed under this section entitled “Risk Factors.”

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

Nimble Holdings Company Limited (“Nimble”), formerly known as The Grande Holdings Limited (“Grande”), through one of its indirect subsidiaries, is the beneficial owner of approximately 72.4% of the Company’s outstanding common stock as of June 26, 2019. As a result, the Company is a “controlled company” within the meaning of the NYSE American Company Guide. Under the NYSE American rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE American corporate governance requirements, including the requirements that:

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

Nimble, through one of its indirect subsidiaries, is the beneficial owner of approximately 72.4% of the Company’s outstanding common stock as of June 26, 2019. As a result, Nimble will be able to exert significant influence over the Company’s business and have the ability to control the approval process for actions by the Company that require stockholder approval, including: the election of the Company’s directors and the approval of mergers, sales of assets or other significant corporate transactions or matters submitted for stockholder approval. Nimble may have interests that differ from your interests and may cause the shares in the Company beneficially owned by Nimble to be voted in a way with which you disagree and that may be adverse to your interests. In addition, several provisions of the Company’s organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of its common stock. Under the terms of the Company’s certificate of incorporation, its board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for the Company’s common stock, including transactions that may be in your best interests.

Item 2.	PROPERTIES

The following table sets forth the material properties leased by the Company:

Facility Purpose	Approximate Square Footage	Location	Lease Expires
Corporate headquarters	5,693	Parsippany, NJ	January 2023
Hong Kong office	2,900	Hong Kong, China	August 2021

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

(a) Market Information

The Company’s common stock began trading on the American Stock Exchange under the symbol MSN on December 22, 1994, and currently trades on the NYSE American under the same symbol.

There is no established trading market for the Company’s Series A convertible preferred stock, whose conversion feature expired as of March 31, 2002.

(b) Holders

At June 3, 2019, there were 180 stockholders of the Company’s common stock whose shares were registered with the Company’s transfer agent. The Company believes that the number of beneficial owners is substantially greater than the number of registered shareholders, because a large portion of the Company’s common stock is held of record in broker “street names”.

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

Item 6.SELECTED CONSOLIDATED FINANCIAL DATA

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

In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Results of Operations:

The following table summarizes certain financial information for the fiscal years ended March 31 (in thousands):

	2019	2018
Net product sales	$8,577	$14,363
Licensing revenue	405	659
Net revenues	8,982	15,022
Cost of sales	8,760	13,921
Other operating costs and expenses	27	60
Selling, general and administrative expenses	3,843	4,923
Operating (loss)	(3,648)	(3,882)
Interest income, net	859	492
(Loss) before income taxes	(2,789)	(3,390)
(Benefit) provision for income taxes	(352)	3,461
Net (loss)	$(2,437)	$(6,851)

Results of Operations — Fiscal 2019 compared with Fiscal 2018

Net product sales — Net product sales for fiscal 2019 were $8.6 million as compared to $14.4 million for fiscal 2018, a decrease of $5.8 million, or 40.3% as detailed below. The Company’s sales were highly concentrated among three customers - Walmart, Amazon.com and Fred Meyer, where gross product sales to these customers were approximately 84.2% and 87.9% of the Company’s total gross product sales in fiscal 2019 and fiscal 2018, respectively. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $16,000 and $195,000 for fiscal 2019 and fiscal 2018, respectively. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)

Houseware product net sales decreased $6.5 million, or 64.5%, to $3.6 million in fiscal 2019 as compared to $10.1 million in fiscal 2018, principally driven by a decrease in sales of microwave ovens, compact refrigerators and wine products partially offset by an increase in toaster ovens. The year-over-year decreases were driven by lower year-over-year retail sell through on existing models and competitive pricing activity.

ii)	Audio product net sales were $5.0 million in fiscal 2019 compared to $4.3 million in fiscal 2018, an increase of $0.7 million, or 16.8%, resulting from increased net sales of clock radios.

Business operations — The Company expects to continue to expand its existing distribution channels and to develop and promote new products to regain shelf spaces with retailers in the USA. The Company is also investing in products and marketing activities to expand its sales through internet and ecommerce channels. These efforts require investments in appropriate human resources, media marketing and development of products in various categories in addition to the traditional home appliances and audio products on which the Company has historically focused. The Company also is continuing its efforts to identify strategic courses of action related to its licensing activities, including seeking new licensing relationships. The Company has engaged LMCA as an agent to assist in identifying and procuring potential licensees.

Emerson’s success is dependent on its ability to anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and sourcing new products that are profitable to the Company. Geo-political factors may also affect demand for the Company’s products, which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The Company expects that the recently announced U.S. tariffs on certain imported goods from China, which tariffs were increased from 10% to 25% in May 2019, and the current U.S. administration’s public support for additional tariffs on imported goods from China, and China’s retaliatory tariffs on certain goods imported from the United States, as well as modifications to international trade policy, may affect its product costs going forward, which could require the Company to take pricing action to offset the increasing costs; however, at this time the Company is unable to quantify this possible effect on its costs. Although the Company is monitoring the trade environment and working to mitigate the possible effect of tariffs through pricing and sourcing strategies, including drawing down inventory built up in advance of the recent tariff increase, the Company cannot be certain how its customers and competitors will react to the actions taken, and some costs may be passed through to the Company’s customers as product price increases in the future. For more information on risks associated with the Company’s operations, including tariffs, please see the risk factors within Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Emerson has taken active steps to further streamline its operations to reduce and control its operating costs. The operating costs for fiscal 2019 were reduced to $3.8 million, which included $346,000 in legal fees related to a trademark infringement suit initiated by the Company, as compared to $4.9 million for fiscal 2018 which included $489,000 in legal fees related to a trademark infringement suit initiated by the Company.

Licensing revenue — Licensing revenue in fiscal 2019 was $0.4 million as compared to $0.7 million for fiscal 2018, a decrease of $0.3 million, or 38.5%, driven by lower year-over-year sales by the Company’s licensees of Emerson® branded product. One of the Company’s licensees chose not renew its agreement when it expired on December 31, 2018.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $9.0 million for fiscal 2019 as compared to $15.0 million for fiscal 2018, a decrease of $6.0 million, or 40.2%.

Cost of sales — Cost of sales includes those components as described in Note 1 “Cost of Sales” of the Notes to the Consolidated Financial Statements. In absolute terms, cost of sales decreased $5.1 million, or 37.1%, to $8.8 million in fiscal 2019 as compared to $13.9 million in fiscal 2018. The decrease in absolute terms for fiscal 2019 as compared to fiscal 2018 was primarily related to the reduced net product sales and lower year-over-year gross cost of sales as a percentage of gross sales.

Other operating costs and expenses — Other operating costs and expenses include those components as described in Note 1 “Other Operating Costs and Expenses” of the Notes to the Consolidated Financial Statements. Other operating costs and expenses as a percentage of net product sales were 0.3% in fiscal 2019 and 0.4% in fiscal 2018. In absolute terms, other operating costs and expenses were $27,000 in fiscal 2019 as compared to $60,000 in fiscal 2018.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 42.8% in fiscal 2019 as compared to 32.8% in fiscal 2018. Fiscal 2019 S,G&A, in absolute terms, was $3.8 million and fiscal 2018 S,G&A, in absolute terms, was $4.9 million, a decrease of $1.1 million, or 21.9%. The decrease in S,G&A was due to reductions in compensation costs, legal fees and directors fees.

Interest income, net — Interest income, net, was $859,000 in fiscal 2019 as compared to $492,000 in fiscal 2018, resulting from an increase in interest rates earned on investments in Certificates of Deposit during fiscal 2019.

(Benefit) provision for income tax expense — The Company recorded an income tax benefit of $0.4 million in fiscal 2019 as compared to income tax expense of $3.5 million in fiscal 2018 resulting from the enactment of the Tax Cuts and Jobs Act and a one-time transition tax on the deemed repatriation of the Company’s undistributed earnings of its foreign subsidiaries. See Note 5 “Income Taxes” of the Notes to the Consolidated Financial Statements.

Net (loss) — As a result of the foregoing factors, the Company recorded a net loss of $2.4 million for fiscal 2019 as compared to a net loss of $6.9 million for fiscal 2018.

Liquidity and Capital Resources

General

As of March 31, 2019, the Company had cash and cash equivalents of approximately $7.9 million as compared to approximately $25.1 million at March 31, 2018. Working capital decreased to $40.3 million at March 31, 2019 as compared to $46.0 million at March 31, 2018. The decrease in cash and cash equivalents of approximately $17.2 million is set out in “Cash Flows” below.

Cash Flows

Net cash used by operating activities was approximately $2.2 million for fiscal 2019 resulting from a $2.4 million loss generated during the period, a $0.7 million decrease in income taxes payable, a $0.4 million increase in inventory, a $0.3 million decrease in accounts payable and other current liabilities, a $0.2 million increase in asset allowances partially offset by a $1.5 million decrease in accounts receivable, a $0.1 million increase in deferred revenue, a $0.1 million decrease in deferred tax assets and a $0.1 million decrease in prepaid expenses and other current assets.

Net cash used by investing activities was $12.4 million primarily due to an increase of investments in short term certificates of deposit.

Net cash used by financing activities was approximately $2.6 million resulting from treasury stock purchases made during fiscal 2019 under the Company’s $10.0 million stock repurchase program authorized by the Company’s Board of Directors. The repurchase program expired on December 31, 2018.

Credit Arrangements

Letters of Credit — The Company utilizes the services of one of its banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2019 and March 31, 2018, the Company had no letters of credit outstanding.

Short-term Liquidity

The Company’s principal existing sources of cash are generated from operations. The Company believes that its cash on hand and existing sources of cash will be sufficient to support its existing operations over the next 12 months.

Historically, a significant percentage of the Company’s product sales were made under the Direct Import Program. The direct importation of product by the Company to its customers can significantly benefit the Company’s liquidity because this inventory does not need to be financed by the Company. In fiscal 2019, there were approximately $41,000 of product sales imported directly to the Company’s customers due to changes in the Company’s key customers.

As of March 31, 2019, there were no capital expenditure or other commitments other than the normal purchase orders used to secure product.

Off-Balance Sheet Arrangements

As of March 31, 2019, the Company did not have any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

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

Revenue recognition: Sales to customers and related cost of sales are primarily recognized at the point in time when control of goods transfers to the customer. Under the Direct Import Program, title passes in the country of origin. Under the Domestic Program, title passes primarily at the time of shipment. Under both programs, the Company recognizes revenues at the time title passes to the customer as this is when the Company satisfies its performance obligation under the contracts with its customers. Estimates for future expected returns are based upon historical return rates and netted against revenues.

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

Inventories. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out basis. The Company records inventory reserves to reduce the carrying value of inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Conversely, if market conditions improve, such reserves are reduced.

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

Sales Allowance and Marketing Support Accruals. Sales allowances, marketing support programs, promotions and other volume-based incentives which are provided to retailers and distributors are accounted for on an accrual basis as a reduction to net revenues in the period in which the related sales are recognized in accordance with ASC topic 606, “Revenue from Contracts with Customers”.

At the time of sale, the Company reduces recognized gross revenue by allowances to cover, in addition to estimated sales returns as required by ASC topic 606, “Revenue from Contracts with Customers.” (i) sales incentives offered to customers that meet the criteria for accrual under ASC topic 606 (ii) under SAB’s 101 and 104, an estimated amount to recognize additional non-offered deductions it anticipates and can reasonably estimate will be taken by customers which it does not expect to recover. Accruals for the estimated amount of future non-offered deductions are required to be made as contra-revenue items because that percentage of shipped revenue fails to meet the collectability criteria within SAB 104’s and 101’s four revenue recognition criteria, all of which are required to be met in order to recognize revenue.

If additional marketing support programs, promotions and other volume-based incentives are required to promote the Company’s products subsequent to the initial sale, then additional reserves may be required and are accrued for when such support is offered.

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2014-09 “Revenue from Contracts with Customers” (Issued May 2014)

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers", subsequently amended and collectively Topic 606. The standard replaced almost all existing revenue recognition guidance in U.S. GAAP, with the intention to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASC 606 allows for adoption either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application, which became effective for the Company beginning April 1, 2018. The Company adopted ASC 606 in the first quarter of fiscal 2019 on a modified retrospective basis with no changes recognized in the prior year comparative financial statements. The adoption of this standard did not have a material impact on the Company’s financial statements. The Company has enhanced its disclosures of revenue to comply with the new guidance.

Recently-Issued Financial Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board during the twelve months ended March 31, 2019 or during the interim period between March 31, 2019 and June 26, 2019 which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates:

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

Accounting Standards Update 2016-02 “Leases” (Issued February 2016)

In February 2016, the FASB issued ASU 2016-02 “Leases”, which requires lease assets and liabilities to be recorded on the balance sheet.  This update is effective for public entities in fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years, and certain qualitative and quantitative disclosures are also required.  The Company will adopt this ASU and related amendments as of the beginning of the first quarter of the year ending March 31, 2020 on a modified retrospective basis. Early adoption is permitted. The Company will apply the modified retrospective approach by recording a cumulative effect adjustment as of the date of adoption, whereby prior comparative periods will not be retrospectively presented in the consolidated financial statements. The Company will also be electing certain practical expedients permitted under the transition guidance, including to retain the historical lease classification as well as relief from reviewing expired or existing contracts to determine if they contain leases.  The Company will be exempting leases with an initial term of twelve months or less from balance sheet recognition and will not separate lease and non-lease components.

The Company estimates recognizing total lease liabilities ranging from $625,000 to $764,000 and corresponding right-of-use assets ranging from $585,000 to $715,000, all of which is associated with leased office space. The difference between the right-of-use asset and lease liability is due to the existing deferred balance, resulting from historical straight-lining of operating leases that will be reclassified upon adoption to reduce the measurement of the right-of-use assets. The Company’s Consolidated Statements of Income and Consolidated Statements of Cash Flows will not be materially impacted. The Company is currently finalizing its calculations of the adoption impacts as well as policies, processes and internal controls to align with the Topic 842.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: the Board of Directors and Stockholders

of Emerson Radio Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries (the "Company") as of March 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2019 and 2018, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

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

New York, New York

June 26, 2019

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended March 31, 2019 and 2018

(In thousands, except per share data)

	2019	2018

Net revenues:
Net product sales	$8,577	$14,363
Licensing revenue	405	659
Net revenues	8,982	15,022
Costs and expenses:
Cost of sales	8,760	13,921
Other operating costs and expenses	27	60
Selling, general and administrative expenses	3,843	4,923
	12,630	18,904
Operating (loss)	(3,648)	(3,882)
Other income:
Interest income, net	859	492
(Loss) before income taxes	(2,789)	(3,390)
(Benefit) provision for income tax expense	(352)	3,461
Net (loss)	(2,437)	(6,851)
Basic (loss) per share	$(0.11)	$(0.27)
Diluted (loss) per share	$(0.11)	$(0.27)
Weighted average shares outstanding
Basic	21,931	25,282
Diluted	21,931	25,282

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2019 and 2018

(In thousands)

	2019	2018

ASSETS
Current Assets:
Cash and cash equivalents	$7,917	$25,096
Short term investments	28,371	16,000
Accounts receivable, net	604	1,884
Royalty receivable	3	63
Inventory	3,520	3,164
Prepaid purchases	417	360
Prepaid expenses and other current assets	421	497
Total Current Assets	41,253	47,064
Property, plant, and equipment, net	6	14
Deferred tax assets, net	448	528
Other assets	154	151
Total Non-current Assets	608	693
Total Assets	$41,861	$47,757
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	545	803
Income tax payable, current portion	250	250
Deferred revenue	165	50
Total Current Liabilities	960	1,103
Non-Current Liabilities:
Income tax payable	2,173	2,871
Total Non-current Liabilities	2,173	2,871
Total Liabilities	$3,133	$3,974
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at March 31, 2019 and March 31, 2018, respectively; 21,042,652 and 22,799,088 shares outstanding at March 31, 2019 and March 31, 2018, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(11,702)	(9,265)
Treasury stock, at cost (31,923,145 and 30,166,709 shares at March 31, 2019 and March 31, 2018, respectively)	(33,201)	(30,583)
Total Shareholders’ Equity	38,728	43,783
Total Liabilities and Shareholders’ Equity	$41,861	$47,757

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended March 31, 2019 and 2018

(In thousands)

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2017	$3,310	52,965,797	$529	$79,792	$(2,414)	$(24,290)	$56,927
Purchase of treasury stock	—	—	—	—	—	(6,293)	(6,293)
Net loss	—	—	—	—	(6,851)	—	(6,851)
Balance — March 31, 2018	$3,310	52,965,797	$529	$79,792	$(9,265)	$(30,583)	$43,783
Purchase of treasury stock	—	—	—	—	—	(2,618)	(2,618)
Net loss	—	—	—	—	(2,437)	—	(2,437)
Balance — March 31, 2019	$3,310	52,965,797	$529	$79,792	$(11,702)	$(33,201)	$38,728

The accompanying notes are an integral part of the consolidated financial statements

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended March 31, 2019 and 2018

	2019	2018
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(2,437)	$(6,851)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	5	8
Loss on disposal of assets	3	—
Deferred tax assets	80	263
Asset allowances and reserves	(196)	(166)
Changes in assets and liabilities:
Accounts receivable	1,476	(510)
Royalty receivable	60	36
Inventory	(356)	(2,326)
Prepaid purchases	(57)	390
Prepaid expenses and other current assets	76	997
Other assets	(3)	(50)
Accounts payable and other current liabilities	(258)	47
Deferred revenue	115	50
Income taxes payable	(698)	2,956
Net cash (used) by operating activities	(2,190)	(5,156)
Cash Flows From Investing Activities:
Proceeds from sale of short term investments	44,110	70,136
Purchases of short term investments	(56,481)	(61,058)
Additions to property, plant and equipment	—	(4)
Net cash (used) provided by investing activities	(12,371)	9,074
Cash Flows from Financing Activities:
Purchases of treasury stock	(2,618)	(6,293)
Net cash (used) by financing activities	(2,618)	(6,293)
Net (decrease) in cash and cash equivalents	(17,179)	(2,375)
Cash and cash equivalents at beginning of the period	25,096	27,471
Cash and cash equivalents at end of the period	$7,917	$25,096
Supplemental disclosures:
Cash paid for:
Interest	$—	$4
Income taxes	$277	$320

The accompanying notes are an integral part of the consolidated financial statements

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES:

Description of the Business

The consolidated financial statements include the accounts of Emerson Radio Corp. (“Emerson”, consolidated — the “Company”), and its subsidiaries. The Company designs, sources, imports and markets a variety of houseware and consumer electronic products, and licenses the Emerson trademark for a variety of products domestically and internationally.

Basis of Presentation

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

Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment. At March 31, 2019, the Company had approximately $6,000 of property, plant and equipment, net of accumulated depreciation. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topics 350 “Intangibles” and 360 “Property, Plant and Equipment”. The recoverability of assets held and used is measured by a comparison of the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. If impairment is deemed to exist, the asset will be written down to fair value. Any such impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. As of March 31, 2019, management expects the carrying value of its long-lived assets to be fully recoverable.

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

Licensing

In addition to the distribution of products, the Company grants licenses for the right to access the Company’s intellectual property, specifically the Company’s trademarks, for a stated term for the manufacture and/or sale of consumer electronics and other products under agreements which require payment of either i) a non-refundable minimum guaranteed royalty or, ii) the greater of the actual royalties due (based on a contractual calculation, normally comprised of actual product sales by the licensee multiplied by a stated royalty rate, or “Sales Royalties”) or a minimum guaranteed royalty amount. In the case of (i), such amounts are recognized as revenue on a straight-line basis over the term of the license agreement. In the case of (ii), Sales Royalties in excess of guaranteed minimums are accounted for as variable fees and are not recognized as revenue until the Company has ascertained that the licensee’s sales of products have exceeded the guaranteed minimum. In effect, the Company recognizes the greater of Sales Royalties earned to date or the straight-line amount of minimum guaranteed royalties to date. In the case where a royalty is paid to the Company in advance, the royalty payment is initially recorded as a liability and recognized as revenue as the royalties are deemed to be earned according to the principles outlined above.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out basis. The Company records inventory reserves to reduce the carrying value of inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Conversely, if market conditions improve, such reserves are reduced.

Accounts Receivable

The Company extends credit based upon evaluations of a customer’s financial condition and provides for any anticipated credit losses in the Company’s financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Credit is extended for periods between 10 and 90 days, on a net basis. If the financial condition of a customer deteriorates, resulting in an impairment of that customer’s ability to make payments, additional reserves may be required. Conversely, reserves are reduced to reflect credit and collection improvements. Receivables are written off once they are considered uncollectible. The allowance for doubtful accounts receivable decreased $4,200 for the year ended March 31, 2019 and increased by $2,100 for the year ended March 31, 2018.

Cost of Sales

Cost of sales includes actual product cost, quality control costs, change in inventory reserves, duty, buying costs, the cost of transportation to the Company’s third party logistics providers’ warehouse from its manufacturers, warehousing costs, and an allocation of those selling, general and administrative expenses that are directly related to these activities.

Other Operating Costs and Expenses

Other operating costs and expenses include costs associated with returned products received from retailers, warranty costs, warehouse supply expenses, and an allocation of those selling, general and administrative expenses that are directly related to these activities. Because other operating costs and expenses are not included in cost of sales, the gross margin may not be comparable to those of other distributors that may include all costs related to the cost of product to their cost of sales and in the calculation of gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs of the Company that are not directly related to the cost of procuring product or costs not included in other operating costs and expenses.

Sales Return Reserves

Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends and changes in customer demand for our products when evaluating the adequacy of the reserve for sales returns. Management judgments and estimates must be made and used in connection with establishing the sales return reserves in any accounting period. Additional reserves may be required if actual sales returns increase above the historical return rates. Conversely, the sales return reserve could be decreased if the actual return rates are less than the historical return rates, which were used to establish the reserve. The sales return reserves decreased $159,200 for the year ended March 31, 2019 and increased $12,500 for the year ended March 31, 2018.

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

The Company generally does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations and there were no foreign exchange forward contracts held by the Company at March 31, 2019 or March 31, 2018.

Advertising Expenses

Advertising expenses are charged against earnings as incurred and are included in selling, general and administrative expenses. The Company incurred $121,000 of advertising expenses during fiscal 2019 and $17,000 during fiscal 2018.

Sales Allowance and Marketing Support Expenses

Sales allowances, marketing support programs, promotions and other volume-based incentives which are provided to retailers and distributors are accounted for on an accrual basis as a reduction to net revenues in the period in which the related sales are recognized in accordance with ASC topic 606, “Revenue from Contracts with Customers” and Securities and Exchange Commission Staff Accounting Bulletins 101 “Revenue Recognition in Financial Statements,” and 104 “Revenue Recognition, corrected copy” (“SAB’s 101 and 104”).

At the time of sale, the Company reduces recognized gross revenue by allowances to cover, in addition to estimated sales returns as required by ASC topic 606, “Revenue from Contracts with Customers” (i) sales incentives offered to customers that meet the criteria for accrual under ASC topic 606 and (ii) under SAB’s 101 and 104, an estimated amount to recognize additional non-offered deductions it anticipates and can reasonably estimate will be taken by customers which it does not expect to recover. Accruals for the estimated amount of future non-offered deductions are required to be made as contra-revenue items because that percentage of shipped revenue fails to meet the collectability criteria within SAB 104’s and 101’s four revenue recognition criteria, all of which are required to be met in order to recognize revenue.

If additional marketing support programs, promotions and other volume-based incentives are required to promote the Company’s products subsequent to the initial sale, then additional reserves may be required and are accrued for when such support is offered.

The sales and marketing support accrual activity for fiscal 2019 and fiscal 2018 was as follows (in thousands):

Balance at March 31, 2017	$294
additions	611
usages	(593)
adjustments	(195)
Balance at March 31, 2018	$117
additions	416
usages	(433)
adjustments	(16)
Balance at March 31, 2019	$84

Interest income, net

The Company records interest income as earned and interest expense as incurred. The net interest income for fiscal 2019 and 2018 consists of:

	2019	2018
	(In thousands)
Interest expense	$—	$(4)
Interest income	859	496
Interest income, net	$859	$492

Income Taxes

Deferred income taxes are recorded to account for the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets have been recorded net of an appropriate valuation allowance, to the extent management believes it is more likely than not that such assets will be realized. (See Note 5 “Income Taxes”). Any tax penalties are recorded as part of selling, general and administrative expenses and any interest to which the Company is subject, is recorded as a part of income tax expense. Penalties and interest incurred during fiscal 2019 were approximately $3,000 and nil, respectively, and approximately $1,000 and $51,000 during fiscal 2018.

Comprehensive Income

Comprehensive income is net income adjusted for foreign currency translation adjustments.

Earnings Per Common Share

Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents when dilution results from their assumed exercise.

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2014-09 “Revenue from Contracts with Customers” (Issued May 2014)

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers", subsequently amended and collectively Topic 606. The standard replaced almost all existing revenue recognition guidance in U.S. GAAP, with the intention to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASC 606 allows for adoption either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application, which became effective for the Company beginning April 1, 2018. The Company adopted ASC 606 in the first quarter of fiscal 2019 on a modified retrospective basis with no changes recognized in the prior year comparative financial statements. The adoption of this standard did not have a material impact on the Company’s financial statements. The Company has enhanced its disclosures of revenue to comply with the new guidance.

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

Accounting Standards Update 2016-02 “Leases” (Issued February 2016)

In February 2016, the FASB issued ASU 2016-02 “Leases”, which requires lease assets and liabilities to be recorded on the balance sheet.  This update is effective for public entities in fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years, and certain qualitative and quantitative disclosures are also required.  The Company will adopt this ASU and related amendments as of the beginning of the first quarter of the year ending March 31, 2020 on a modified retrospective basis. Early adoption is permitted. The Company will apply the modified retrospective approach by recording a cumulative effect adjustment as of the date of adoption, whereby prior comparative periods will not be retrospectively presented in the consolidated financial statements. The Company will also be electing certain practical expedients permitted under the transition guidance, including to retain the historical lease classification as well as relief from reviewing expired or existing contracts to determine if they contain leases.  The Company will be exempting leases with an initial term of twelve months or less from balance sheet recognition and will not separate lease and non-lease components.

The Company estimates recognizing total lease liabilities ranging from $625,000 to $764,000 and corresponding right-of-use assets ranging from $585,000 to $715,000, all of which is associated with leased office space. The difference between the right-of-use asset and lease liability is due to the existing deferred balance, resulting from historical straight-lining of operating leases that will be reclassified upon adoption to reduce the measurement of the right-of-use assets. The Company’s Consolidated Statements of Income and Consolidated Statements of Cash Flows will not be materially impacted. The Company is currently finalizing its calculations of the adoption impacts as well as policies, processes and internal controls to align with the Topic 842.

NOTE 2 — INVENTORIES:

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of March 31, 2019 and March 31, 2018, inventories consisted exclusively of purchased finished goods.

NOTE 3 — RELATED PARTY TRANSACTIONS:

From time to time, Emerson engages in business transactions with its controlling shareholder, Nimble Holdings Company Limited (“Nimble”), formerly known as The Grande Holdings Limited (“Grande”), and one or more of Nimble’s direct and indirect subsidiaries. Set forth below is a summary of such transactions.

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the Securities and Exchange Commission (“SEC”) on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of March 31, 2019. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

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

Related Party Transactions

Ancillary Expenses Pertaining to Rented Office Space in Hong Kong

During the twelve months ended March 31, 2019 the Company was billed approximately $5,800, and $13,000 for the twelve months ended March 31, 2018, for utility and service charges from Lafe Strategic Services Limited (“LSSL”) and the Grande Properties Management Limited (“GPML”), both related parties to the Company’s Chairman of the Board, in connection with the Company’s rented office space in Hong Kong. The Company owed nil to both LSSL and GPML related to these charges at March 31, 2019 and March 31, 2018.

Administrative service fees charged to related parties

During the twelve months ended March 31, 2019 and 2018, the Company billed approximately $23,000 for administrative fees to Phenomenon Agents Ltd (“PAL”), Sansui Acoustics Research Corporation (“SARC”) and TWD Industrial Co. Ltd. (“TICL"), which are subsidiaries of Nimble. The Company was owed nil from PAL, SARC and TICL related to these charges at March 31, 2019 and March 31, 2018.

Security deposit and charges of rental and utility fees on new office space in Hong Kong

During the twelve months ended March 31, 2019, the Company was billed approximately $74,000 for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board. During the twelve months ended March 31, 2019, a 3 month security deposit of approximately $39,600 was billed from VACL.  As of March 31, 2019 the Company owed nil to VACL related to the security deposit and rental charges. The rental terms have been agreed in advance by the Independent Directors of the Company. This agreement did not exist in fiscal 2018.

NOTE 4 — PROPERTY, PLANT, AND EQUIPMENT:

As of March 31, 2019 and 2018, property, plant and equipment is comprised of the following:

	2019	2018
	(In thousands)
Computer equipment and software	243	323
Furniture and fixtures	167	190
Leasehold improvements	8	8
	418	521
Less accumulated depreciation and amortization	(412)	(507)
	$6	$14

Depreciation of property, plant, and equipment amounted to approximately $5,000 and $8,000 for the twelve months ended March 31, 2019 and 2018, respectively. During fiscal 2019, the Company disposed of property, plant and equipment with gross book values totaling approximately $103,000. The Company recognized a total net loss of $2,000 on these disposals in fiscal 2019. During fiscal 2018, the Company disposed of property, plant and equipment with gross book values totaling approximately $3,000. The Company recognized a total net loss of nil on these disposals in fiscal 2018.

NOTE 5 — INCOME TAXES:

The Company’s provision for income tax expense for fiscal 2019 and fiscal 2018 was as follows:

	2019	2018
	(In thousands)
Current:
Federal	$(437)	$3,071
Foreign, state and other	6	8
Prior year federal and state, with interest	—	119
Deferred:
Federal	69	272
Foreign, state and other	10	(9)
(Benefit) provision for income tax expense	$(352)	$3,461

The Company files a consolidated federal return and certain state and local income tax returns.

The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory federal rate of 21% to earnings before income taxes for fiscal 2019 and 31% for fiscal 2018 is analyzed below:

	2019	2018
	(In thousands)
Statutory provision	$(553)	$(1,044)
Foreign subsidiary	(36)	(80)
State taxes	(219)	91
Permanent differences	39	1
Effect of new rate per Tax Act on deferred tax asset	—	325
Adjustment to prior year taxes	(449)	(106)
Federal taxes on Section 965	—	3,121
Valuation allowance	917	160
Utilization of NOL on Section 965	—	997
NOL Adjustments	(51)	(4)
(Benefit) provision for income tax expense	$(352)	$3,461

As of March 31, 2019 and March 31, 2018, the significant components of the Company’s deferred tax assets which were classified as non-current, were as follows:

	2019	2018
	(In thousands)
Deferred tax assets:
Accounts receivable reserves	$41	$86
Inventory reserves	159	125
Accruals	21	43
Property, plant and equipment and intangible assets	227	262
Net operating loss and credit carry forwards	1,365	460
Valuation allowance	(1,365)	(448)
Total deferred tax assets	$448	$528

The Company has $3.3 million of U.S. federal net operating loss carry forwards (“NOLs”) as of March 31, 2019.

The Company has $10.5 million of state NOLs as of March 31, 2019 as follows:

Loss Year (Fiscal)	Included in DTA	Expiration Year (Fiscal)
2014	$2.4 million	2034
2017	$0.9 million	2036
2018	$4.0 million	2037
2019	$3.2 million	2038

The tax benefits related to these state net operating loss carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

The income of foreign subsidiaries before taxes was $419,000 for the fiscal year ended March 31, 2019 as compared to a loss before taxes of $276,000 for the fiscal year ended March 31, 2018, respectively.

Except for the accrual of the one-time transition tax on the deemed repatriation of the Company’s undistributed earnings of its foreign subsidiaries, for March 31, 2018 as detailed below, no provision was made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will be reinvested but could become subject to additional tax if they were loaned to the Company or a domestic affiliate, or if the Company should sell its stock in the foreign subsidiaries.

The Company analyzed the future reasonability of recognizing its deferred tax assets at March 31, 2019. As a result, the Company concluded that a valuation allowance of approximately $1,365,000 would be recorded against the assets.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of March 31, 2019, the Company’s open tax years for examination for U.S. federal tax are 2016-2018, and for U.S. states’ tax are 2011-2018. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

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

Enactment of the TCJA resulted in a one-time transition tax on the deemed repatriation of the Company’s undistributed earnings of its foreign subsidiaries.  The Company has estimated that it will have a gross transition tax liability of $4.6 million which will be reduced by $1.5 million due to net operating losses of $4.7 million. Thus the Company had recorded tax expense of $3.1 million in the year ended March 31, 2018 as a provisional estimate of its US federal transition tax liability. Final regulations were issued regarding the one-time transition tax prior to the filing of the March 31, 2018 tax return in January, 2019. The final regulations made changes that resulted in the one-time transition tax being reduced by $342,000. The Company also discovered after filing the March 31, 2018 tax return that the estimated intercompany charges were not removed prior to filing the federal return. The Company is in the process of amending that return which will result in a further reduction of the one-time transition tax of $107,000.

The TCJA lowered the Company’s US statutory federal tax rate from 34% to 21% effective January 1, 2018. The Company recorded a tax expense of $0.3 million in the year ended March 31, 2018 as a provisional estimate of the reduction in its US deferred tax assets resulting from the rate change.

For the year ended March 31, 2018, the Company estimated the provisional tax effect of the transition tax on deemed repatriation and the revaluation of deferred tax assets and liabilities in its financial statements. For the year ended March 31, 2019, the Company completed its evaluation and its impact is reflected in the financial statements as of March 31, 2019.

Prior to March 2018, the Company had asserted under ASC 740-30 that all of the unremitted earnings of its foreign subsidiaries were indefinitely invested. The Company evaluates this assertion each period based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S. As of March 31, 2019 the Company has remitted its prior earnings of its foreign subsidiaries.

  The TCJA establishes new tax rules designed to tax U.S. companies on global intangible low-taxed income (GILTI) earned by foreign subsidiaries. The Company has evaluated this provision of the TCJA and the application of ASC 740 and its impact is reflected in the financial statements as of March 31, 2019.

NOTE 6 — COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases warehouse and office space from non-affiliated companies, with annual commitments as follows (in thousands). Also included are commitments to the Company’s ERP software provider:

Fiscal Years	Amount
2019	269
2020	245
2021	150
2022	68
Thereafter	—
Total	$732

Rent expense resulting from leases with non-affiliated companies aggregated $107,000 and $109,000, respectively, for fiscal 2019 and 2018.

Letters of Credit:

The Company utilizes the services of one of its banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2019 and March 31, 2018, the Company had no letters of credit outstanding.

Capital Expenditure and Other Commitments:

As of March 31, 2019, there were no capital expenditure or other commitments other than the normal purchase orders used to secure product.

Employee Benefit Plan:

The Company currently sponsors a defined contribution 401(k) retirement plan which is subject to the provisions of the Employee Retirement Income Security Act. The Company matches a percentage of the participants’ contributions up to a specified amount. These contributions to the plan for fiscal 2019 and 2018 were $25,000 and $32,000, respectively, and were charged against earnings for the periods presented.

NOTE 7 — SHAREHOLDERS’ EQUITY:

Common Shares:

Authorized common shares total 75,000,000 with a par value $0.01 per share, of which, 21,042,652 were outstanding as of March 31, 2019 and 22,799,088 as of March 31, 2018. Shares held in treasury at March 31, 2019 were 31,923,145 and at March 31, 2018 were 30,166,709.

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

In September 2017, the Company’s Board of Directors approved an additional $5 million, bringing the total authorized stock repurchases under the program to $10 million and in June 2018 extended the program to December 31, 2018, as of which date the program expired. Under the program, repurchases were funded from available working capital and all repurchased shares are held in the treasury as authorized and issued shares available for general corporate purposes. During the twelve months ended March 31, 2019, the Company repurchased 1,756,436 shares for $2,617,858. During the twelve months ended March 31, 2018, the Company repurchased 4,266,764 shares for $6,292,620.  In aggregate, the Company repurchased 6,087,180 shares for $8,977,096 under the program.

Series A Preferred Stock:

The Company has issued and outstanding 3,677 shares of Series A Preferred Stock, $.01 par value (“Preferred Stock”), with a face value of $3,677,000, which had no determinable market value as of March 31, 2019. The Preferred Stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

NOTE 8 — SHORT TERM INVESTMENTS:

At March 31, 2019 and March 31, 2018, the Company held short-term investments in certificates of deposit totaling $28.4 million and $16.0 million, respectively.

The Company held $2.0 million in certificates of deposit which were classified as cash equivalents as of March 31, 2019 and $5.0 million as of March 31, 2018. The $2.0 million in certificates of deposit classified as cash equivalents,  have subsequently matured  and have been re-invested into certificates of deposit.

NOTE 9 — NET EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share for the years ended March 31, 2019 and March 31, 2018:

	2019	2018

Numerator:
Net (loss)	$(2,437)	$(6,851)
Denominator:
Denominator for basic and diluted earnings per share — weighted average shares	21,931	25,282
Net (loss) per share:
Basic and diluted (loss) per share	$(0.11)	$(0.27)

For the year ended March 31, 2019, there were no outstanding instruments which were potentially dilutive.

NOTE 10 — LICENSE AGREEMENTS:

The Company is currently party to one license agreement that allows the licensee to access the Company’s trademarks for the manufacture and/or the sale of consumer electronics and other products. The license agreement (i) allows the licensee to use the Company’s trademarks for a specific product category, or for sales within specific geographic areas, or for sales to a specific customer base, or any combination of the above, or any other category that might be defined in applicable license agreement and (ii) may be subject to renewal at the initial expiration of applicable agreement and is governed by the laws of the United States.

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

NOTE 12 — RISKS AND UNCERTAINTIES:

Customer and Licensee Concentration

For the twelve months ended March 31, 2019, the Company’s three largest customers, accounted for approximately 79% of the Company’s net revenues, with Walmart accounting for 50%, Amazon.com accounting for 16% and Fred Meyer accounting for 13%. For the 12 months ended March 31, 2018 the Company’s three largest customers, accounted for approximately 84% of the Company’s net revenue with Walmart accounting for 62%, Amazon.com accounting for 11% and Fred Meyer accounting for 11%.

Product Concentration

For the twelve months ended March 31, 2019, the Company’s gross product sales were comprised of four product types within two categories — housewares products and audio products, and two of these product types, namely microwave ovens and toaster ovens — both within the housewares category — generated approximately 40% of the Company’s gross product sales, with microwave ovens generating approximately 39% of the total and toaster ovens generating approximately 1% of the total. Audio products generated approximately 57% of the Company’s gross product sales during fiscal 2019.

For the twelve months ended March 31, 2018, the Company’s gross product sales were comprised of the same four product types within the same two categories — housewares products and audio products, and two of these product types, namely microwave ovens and compact refrigerators — both within the housewares category — generated approximately 69% of the Company’s gross product sales, with microwave ovens generating approximately 63% of the total and compact refrigerators generating approximately 6% of the total. Audio products generated approximately 30% of the Company’s gross product sales during fiscal 2018.

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

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, Walmart and Amazon.com accounted for 47% and 29% as of March 31, 2019, respectively. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Walmart and Amazon.com accounted for 64% and 21% as of March 31, 2018, respectively. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The accounts receivable allowance for doubtful accounts on the Company’s total trade accounts receivable balances was approximately $2,000 at March 31, 2019 and approximately $6,000 at March 31, 2018. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash and restricted cash balances on deposit in the U.S. as of March 31, 2019 and March 31, 2018 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash, cash equivalents and restricted cash balances in excess of these FDIC-insured limits were approximately $7.6 million and approximately $24.8 million at March 31, 2019 and March 31, 2018, respectively.

Supplier Concentration

During the twelve months ended March 31, 2019, the Company procured approximately 90% of its products for resale from its two largest factory suppliers, both of which are located in China, and of these, the Company procured approximately 71% of these products from one of them and 19% from another. During the twelve months ended March 31, 2018, the Company procured approximately 93% of its products for resale from its two largest factory suppliers, and of these, the Company procured approximately 59% of these products from one of them and 34% from another.

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

NOTE 13 — GEOGRAPHIC INFORMATION:

Net revenues and long-lived assets of the Company for the fiscal years ended March 31, 2019 and March 31, 2018 are summarized below by geographic area (in thousands). Net revenues are attributed to geographic area based on the location of the customer.

	Year Ended March 31, 2019
	U.S.	Foreign	Consolidated
Net revenues	$8,982	$—	$8,982
Long-lived assets	$41	$119	$160

	Year Ended March 31, 2018
	U.S.	Foreign	Consolidated
Net revenues	$15,022	$—	$15,022
Long-lived assets	$25	$90	$115

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2019 there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2019.

Item 11.	EXECUTIVE COMPENSATION

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2019.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2019.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2019.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2019.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements. The following financial statements of Emerson Radio Corp. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended March 31, 2019 and 2018

Consolidated Balance Sheets as of March 31, 2019 and 2018

Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended March 31, 2019 and 2018

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

3.8	Amendment effective as of November 10, 2009 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.1 of Emerson’s Current Report on Form 8-K filed on November 16, 2009).

3.9	Amendment effective as of August 31, 2011 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.2 of Emerson’s Current Report on Form 8-K filed on September 7, 2011).

4.1	Description of Common Stock.*

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

21.1	Principal Subsidiaries of the Company as of March 31, 2019.*

23.1	Consent of Independent Registered Public Accounting Firm — MSPC, Certified Public Accountants and Advisors, Professional Corporation.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.1+	XBRL Instance Document. *

101.2+	XBRL Taxonomy Extension Schema Document. *

101.3+	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.4+	XBRL Taxonomy Extension Definition Linkbase Document. *

101.5+	XBRL Taxonomy Extension Label Linkbase Document. *

101.6+	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.
**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.
Item 16.	FORM 10-K SUMMARY

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

Dated: June 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher W. Ho	Chairman of the Board and Director	June 26, 2019
Christopher W. Ho

/s/ Duncan Hon	Chief Executive Officer and Director	June 26, 2019
Duncan Hon

/s/ Michael Binney	Chief Financial Officer and Director	June 26, 2019
Michael Binney

/s/ Kareem E. Sethi	Director	June 26, 2019
Kareem E. Sethi

/s/ Kin Yuen	Director	June 26, 2019
Kin Yuen