Form 10-K/A
period 2019-03-31
EMERSON RADIO CORP
filed 2019-07-29
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-07731

EMERSON RADIO CORP.

(Exact name of registrant as specified in its charter)

Delaware	22-3285224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

35 Waterview Blvd., Suite 140, Parsippany, NJ	07054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 428-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	MSN	NYSE American

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

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K (the “Annual Report”) of the Company for the fiscal year ended March 31, 2019 (“Fiscal 2019”), filed with the Securities and Exchange Commission (the “SEC”) on June 26, 2019, is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended March 31, 2019, and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Exchange Act, the Company is amending Item 15 of Part IV of the Annual Report to update the exhibit list and to include certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on June 26, 2019 or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information regarding the current directors of Emerson Radio Corp. (“Emerson,” “us” or the “Company”) as of July 29, 2019.

Name	Age	Director Since	Principal Occupation or Employment
Christopher Ho	68	2016	Christopher Ho, a director of the Company and the Chairman of the Board since June 2016, brings his extensive knowledge of the Company and experience in consumer electronics, international trade and corporate finance to the Board of Directors. Mr. Ho served as the Company’s Chairman of the Board from July 2006 through November 2013 and he currently serves as Chairman of Lafe Corporation Limited, a company listed on the Singapore Exchange. Since May 2018, Mr. Ho has served as a director of S&T International Distribution Ltd. and Grande N.A.K.S. Ltd., which are wholly owned subsidiaries of Nimble Holdings Company Limited. Mr. Ho previously was a director of The Grande Holdings Limited (now known as Nimble Holdings Company Limited), a Hong Kong-based group of companies engaged principally in the licensing of trademarks and distribution of consumer electronics products, from October 1991 to February 2016. Mr. Ho graduated from the University of Toronto in 1974. He is a Chartered Professional Accountant, Chartered Accountant and Chartered Management Accountant of Canada. He is also a Certified Public Accountant in Hong Kong and a member of the Hong Kong Institute of Certified Public Accountants. He was a partner in an international accounting firm before joining The Grande Holdings Limited and has extensive experience in distribution, licensing, manufacturing, international trade and corporate finance.

			Based on Mr. Ho’s experience in consumer electronics, international trade and corporate finance, the Board of Directors believes that he is well qualified to serve as a director of the Company.

Duncan Hon	58	2009

Duncan Hon, a director of the Company since February 2009, has been the Company’s Chief Executive Officer since August 2011 and, prior to that, was the Company’s Deputy Chief Executive Officer since November 2009. From June 2016 to July 2017, Mr. Hon also served as the Company’s Secretary. Since May 2016, Mr. Hon has served as a director of S&T International Distribution Ltd. and, from May 2016 through September 2018, Grande N.A.K.S. Ltd., which are wholly owned subsidiaries of Nimble Holdings Company Limited. From May 2016 to December 2017, Mr. Hon served as the Chief Executive Officer and an executive director of The Grande Holdings Limited (now known as Nimble Holdings Company Limited). Mr. Hon also served as a director of The Grande Holdings Limited from January 2011 until March 2013. In addition to his employment with the Company, Mr. Hon is also an employee of a subsidiary of Nimble which is engaged in trademark licensing. He is a member of the Hong Kong Institute of Certified Public Accountants and the Association of Chartered Certified Accountants.

Based on Mr. Hon’s role as Chief Executive Officer of the Company and his experience in consumer electronics, management and accounting, the Board believes that he is well qualified to serve as a director of the Company.

Name	Age	Director Since	Principal Occupation or Employment
Michael Binney	60	2016	Michael Binney, the Chief Financial Officer of the Company since March 2017 and the Company’s Secretary since July 2017, has also served as a director of the Company since June 2016, bringing extensive public company accounting experience in addition to his knowledge of the Company to the Board of Directors. Since August 2016, Mr. Binney has served as a director of S&T International Distribution Ltd. and Grande N.A.K.S. Ltd., which are wholly owned subsidiaries of Nimble Holdings Company Limited. From November 2016 to December 2017, Mr. Binney served as an Executive Director and Group Chief Financial Officer of The Grande Holdings Limited (now known as Nimble Holdings Company Limited). He is a fellow member of the Institute of Chartered Accountants in England and Wales, a fellow member of the Association of Chartered Certified Accountants and a fellow member of the Hong Kong Institute of Certified Public Accountants. From June 2016 through November 2016, Mr. Binney served as Deputy Chief Executive Officer (Finance Accounting & Company Secretarial) of The Grande Holdings Limited. From 2010 to March 2016, Mr. Binney served as an Executive Director and Chief Financial Officer of the Vinarco International Group of Companies, an upstream supplier to the oil and gas industry in the Asia-Pacific region. Mr. Binney previously served as a non-executive director of The Grande Holdings Limited from 2009 to 2010, and as an Executive Director of The Grande Holdings Limited from 2001 to 2009. He also was a member of the Board of Directors of Lafe Corporation Limited, a company listed on the Singapore Exchange, as a non-executive director from 2009 to 2010 and as Executive Director from 2001 until 2009. Mr. Binney was a member of the Board of Directors of the Company from 2005 to 2008. Previous to the above appointments, Mr. Binney worked for over 10 years at major international accounting firms including KPMG and PricewaterhouseCoopers.

			Based on Mr. Binney’s experience in management, accounting and public company reporting, the Board believes that he is well qualified to serve as a director of the Company.

Kareem E. Sethi (1)	42	2007	Kareem E. Sethi has been a director since December 2007. Mr. Sethi has served as Managing Director of Streetwise Capital Partners, Inc. since 2003. From 1999 until 2003, Mr. Sethi was Manager, Business Recovery Services for PricewaterhouseCoopers LLP.

			Based on Mr. Sethi’s experience in accounting, corporate finance and portfolio management, the Board believes that he is well qualified to serve as a director of the Company.

Kin Yuen (1)	64	2016

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

The Audit Committee is empowered by the Board, among other things, to: (i) serve as an independent and objective party to monitor the Company’s financial reporting process, internal control system and disclosure control system; (ii) review and appraise the audit efforts of the Company’s independent accountants; (iii) assume direct responsibility for the appointment, compensation, retention and oversight of the work of the independent accountants and for the resolution of disputes between the independent accountants and the Company’s management regarding financial reporting issues; and (iv) provide the opportunity for direct communication among the independent accountants, financial and senior management and the Board. During Fiscal 2019, the Audit Committee performed its duties under a written charter approved by the Board. A copy of the Company’s Audit Committee Charter is posted on the Company’s website: www.emersonradio.com on the Investor Relations page.

In addition, from March 2013 until December 2018, the Board of Directors had established an ad hoc Special Committee consisting solely of independent directors to evaluate possible strategic alternatives intended to enhance stockholder value.

Controlled Company

The Company does not maintain a nominating committee or a compensation committee. So long as Nimble Holdings Company Limited (“Nimble”) beneficially holds more than 50% of the outstanding common stock of Emerson, Emerson is a “controlled company” as defined in Section 801(a) of the Company Guide. Accordingly, the Company relies on exemptions from certain corporate governance requirements to have (i) a majority of independent directors, (ii) a nominating and corporate governance committee composed entirely of independent directors or (iii) a compensation committee composed entirely of independent directors. The full Board of Directors, among other things, (i) identifies individuals qualified to become members of the Board of Directors and selects director nominees for election at the next Annual Meeting of Stockholders, (ii) reviews and monitors matters related to management development and succession, (iii) develops and implements executive compensation policies and pay for performance criteria, and (iv) reviews and approves salaries, bonuses and incentive awards.

Director Qualifications

The Board believes that the Company and its stockholders are best served by having individuals with leadership experience with the Company’s principal stockholder and its affiliates and individuals who have extensive experience in the Company’s industry and knowledge of the Company’s competitive landscape serve on its Board. The Board also believes that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities. Please refer to the biographies of each of the Company’s directors for a discussion of the specific experience, qualifications, attributes or skills that led to the conclusion that each individual should serve as a director.

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

Executive Officers

The following table sets forth certain information regarding the executive officers of Emerson as of July 29, 2019:

Name	Age	Position	Year Became Officer
Duncan Hon	58	Chief Executive Officer and Director	2009
Michael Binney	60	Executive Vice President, Chief Financial Officer and Director	2017

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

Michael Binney has served as the Company’s Executive Vice President and Chief Financial Officer since March 2017 and has served as Secretary of the Company since July 2017. He has served as a director of the Company since June 2016. See Mr. Binney’s biographical information above.

Involvement in Certain Legal Proceedings

On March 25, 2013, The Stock Exchange of Hong Kong Limited (“HKEX”) published a news release announcing the censure of The Grande Holdings Limited (“Grande”) and certain of its then-existing and former directors, including Messrs. Ho and Binney, by the Listing Appeals Committee of the HKEX. The censure was related to Grande’s breach of certain disclosure obligations pursuant to Rule 13.09(1) of the HKEX listing rules in 2007-2008 regarding Grande’s 2007 financial performance and the directors for their breach of the director’s undertaking under the HKEX listing rules to use best endeavors to procure Grande’s compliance with Rule 13.09(1). The HKEX required Mr. Ho to undergo training on listing rules compliance, which training requirement Mr. Ho completed in June 2013. Mr. Binney was also directed to attend training on listing rules compliance as a prerequisite to any future appointment as a director of an HKEX-listed company, which training requirement Mr. Binney completed in September 2016.

ITEM 11 — EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth information concerning compensation for services rendered in all capacities to the Company and its subsidiaries for Fiscal 2019 and for the fiscal year ended March 31, 2018 (“Fiscal 2018”) which was awarded to, earned by or paid to the Company’s named executive officers at any time during Fiscal 2019.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	All Other Compensation ($)	Total ($)
Duncan Hon	2019	$545,000	$—	$—	$545,000
Chief Executive Officer	2018	$540,000	$—	$—	$540,000
Michael Binney	2019	$150,808	$—	$2,307	$153,115
Chief Financial Officer	2018	$148,840	$—	$2,496	$151,336

(1)	Represents bonus paid during the fiscal year.

Employment Agreements

During Fiscal 2019, the Company had employment agreements with certain of its named executive officers, each of which is described below.

Duncan Hon. Duncan Hon, the Company’s Chief Executive Officer, entered into an employment agreement, effective April 1, 2011, with Emerson Radio Macao Commercial Offshore Limited, a wholly owned subsidiary of the Company. Such agreement sets forth the terms and conditions pursuant to which Mr. Hon would serve as the Company’s Deputy Chief Executive Officer and, subsequently, as Chief Executive Officer. The agreement provides for an annual base salary of 2,925,000 Hong Kong Dollars (“HKD”), which was increased to $540,000 in February 2017 and to $561,600 in January 2019, which increase was consistent with increases for the majority of the Company’s employees in January 2019, and an annual discretionary bonus payable at any time as recommended by the Board. The contract extends until the earlier of the retirement of Mr. Hon on the first day of the following month immediately after his 60th birthday, or the termination of the agreement by either the Company or Mr. Hon upon the delivery from one to the other of one month prior written notice. In June 2016, a supplementary agreement was made to change the earlier of the retirement of Mr. Hon to the first day of the following month immediately after his 65th birthday. In connection with the Company’s dissolution of its Macao subsidiary, Mr. Hon entered into a new employment agreement, effective as of April 1, 2019, with Emerson Radio (Hong Kong) Limited, a wholly owned subsidiary of the Company, on substantially the same terms as his previous employment agreement.

Michael Binney. Michael Binney, the Company’s Executive Vice President and Chief Financial Officer, entered into an employment agreement, effective March 9, 2017, with Emerson Radio (Hong Kong) Limited, a wholly owned subsidiary of the Company. The agreement provides for an annual base salary of $150,000, which was increased to $156,000 in January 2019, which increase was consistent with increases for the majority of the Company’s employees in January 2019, and an annual discretionary bonus payable at any time as recommended by the Board. The contract extends until the earlier of the retirement of Mr. Binney and the first day of the following month immediately after his 65th birthday, or the termination of the agreement by either the Company or Mr. Binney upon the delivery from one to the other of one month prior written notice.

Outstanding Equity Awards at Fiscal Year End

None of the Company’s named executive officers held any outstanding equity awards at March 31, 2019.

Compensation of Directors

During Fiscal 2019, the Company’s directors who were not employees (“Outside Directors”) were compensated for serving on the Board and on its various committees during the period. The Company does not compensate directors who are employees of the Company for their services as directors.

Outside Directors are each paid an annual director’s fee of $50,000. The Outside Director serving as the Chairman of the Board receives an additional annual fee of $20,000. Each Outside Director serving on the Audit Committee of the Board receives an additional fee of $15,000 per annum with no additional fee for serving as chairman of the Audit Committee. Each Outside Director who served on the Special Committee of the Board received an additional fee of $5,000 per month with no additional fee for serving as chairman of the Special Committee. The Company does not pay any additional fees for attendance at meetings of the Board or the committees. Audit Committee fees are and Special Committee fees were paid in four equal quarterly installments per annum. Audit Committee and Special Committee fees are pro-rated in situations where an Outside Director serves less than a full one year or periodic term. As disclosed above, the Special Committee terminated in December 2018.

Additionally, the Company’s directors are reimbursed their expenses for attendance at meetings.

The following table provides certain information with respect to the compensation earned or paid to the Company’s Outside Directors during Fiscal 2019.

Director Compensation for Fiscal 2019

Name	Fees Earned or Paid in Cash ($)	Total ($)
Christopher Ho	$70,000	$70,000
Kareem E. Sethi	$65,000	$65,000
Kin Yuen	$110,000	$110,000

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 26, 2019, the beneficial ownership of (i) each current Director; (ii) each of the Company’s Named Executive Officers; (iii) the Company’s current Directors and Executive Officers as a group; and (iv) each stockholder known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock. Common stock beneficially owned and percentage ownership as of June 26, 2019, was based on 21,042,652 shares outstanding. Except as otherwise noted, the address of each of the following beneficial owners is c/o Emerson Radio Corp., 35 Waterview Blvd., Parsippany, New Jersey 07054.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership		Percent of Class
Christopher Ho	0		0%
Duncan Hon	0		0%
Michael Binney	0		0%
Kareem E. Sethi	0		0%
Kin Yuen	0		0%
All Directors and Executive Officers as a Group (5 persons)	0		0%
5% Shareholders:
S&T International Distribution Ltd.	15,243,283	(1)	72.4%

(1)

Based, in part, upon disclosures filed on a Schedule 13D/A on February 15, 2019, by S&T International Distribution Ltd. (“S&T”) and on a Schedule 13D/A on February 15, 2019, by Wealth Warrior Global Ltd. (“Wealth Warrior”), these shares are owned directly by S&T, which is a wholly owned subsidiary of Grande N.A.K.S. Ltd. (“N.A.K.S.”), which is a wholly owned subsidiary of Nimble. As the owners of approximately 73.9% in the aggregate of Nimble, Wealth Warrior, Merchant Link Holdings Limited (“ML”), and Rise Vision Global Limited (“RV”) share the indirect power to vote and dispose of the shares of the Company’s common stock held for the account of S&T. ML is wholly owned by Aurizon Enterprises Limited (“AE”), AE is wholly owned by Omen Charm Limited (“OC”), and OC is wholly owned by Splendid Brilliance (PTC) Limited (“SB”). RV is wholly owned by Ocean Rose Global Limited (“OR”), OR is wholly owned by Praisewise Limited (“PL”), and PL is wholly owned by SB. Mr. Bingzhao Tan is the sole director of each of AE, ML, OR and RV, and the sole director and sole shareholder of Wealth Warrior. Ms. Guichai He is the sole director of OC and PL, and is sole director and sole shareholder of SB. SB holds the shares of OC and PL in trust, and serves as the sole trustee over such shares. Accordingly, AE and OR share the indirect power to vote and dispose of these shares held for the account of S&T. Mr. Tan is the settlor and a discretionary beneficiary of the shares of OC and PL held in trust by SB. Accordingly, Mr. Tan and Ms. He may be deemed to share power to direct the voting and disposition of these shares held for the account of S&T and may be deemed to be a beneficial owner of such shares. The address of Nimble, N.A.K.S. and S&T is Unit C01, 32/F, TML Tower, 3 Hoi Shing Road, Tsuen Wan, New Territories, Hong Kong. The address of Mr. Tan and Ms. He, and of Wealth Warrior, ML, RV and the above affiliated entities, is Unit C, 32/F., TML Tower, No. 3 Hoi Shing Road, Tsuen Wan, New Territories, Hong Kong.

Equity Compensation Plan Information

The Company did not have any equity compensation plans in existence as of March 31, 2019.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Controlling Shareholder

S&T, which is a wholly owned subsidiary of N.A.K.S., which is a wholly owned subsidiary of Nimble, collectively have the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of June 26, 2019. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide. From time to time, the Company engages in business transactions with its controlling shareholder, Nimble, or one or more of Nimble’s subsidiaries. See Note 3 “Related Party Transactions” of the Notes to the Consolidated Financial Statements contained in the Annual Report.

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

Review and Approval of Transactions with Related Parties

It is the policy of the Company that any proposed transaction between the Company and related parties, as defined by the Financial Accounting Standard Board’s Accounting Standards Codification Topic 850 (ASC 850), that will or may reasonably be expected to involve an aggregate amount that exceeds $120,000 in a fiscal year must be pre-approved by the Audit Committee prior to any action in furtherance of such potential transaction being taken by the Board or any executive officer. In reviewing and approving proposed transactions between the Company and related parties, the Audit Committee will determine whether the proposed transaction is entirely fair to the Company and in the Company’s best interest. For purposes of the policy, related parties are as defined within ASC 850, generally, but not limited, meaning (i) an officer or director of the Company or the member of the immediate family of any of them or (ii) any other corporation, partnership, association, limited liability company, limited liability partnership, trust or other entity or organization in which one or more of the Company’s officers or directors are (a) directors, officers, trustees or other fiduciaries or (b) have a financial interest.

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

The Company’s Audit Committee currently consists of Messrs. Sethi (Chairman) and Yuen.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all permitted non-audit work performed by the Company’s independent registered public accountants, MSPC Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”), is approved in advance by the Audit Committee, including the proposed fees for such work, in order to ensure that the provision of such services does not impair the public accountants’ independence. The Audit Committee is informed of each service actually rendered. All fees described below were approved by the Audit Committee in compliance with such pre-approval policies and procedures for the fiscal years ended March 31, 2019 and 2018, respectively.

•

Audit Fees. Audit fees billed to the Company by MSPC for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K, and reviews by MSPC of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, for the fiscal years ended March 31, 2019 and 2018 totaled approximately $102,000 and $100,000, respectively.

•	Audit-Related Fees. The Company was not billed for any audit-related fees by MSPC for the fiscal years ended March 31, 2019 or 2018, respectively.

•	Tax Fees. The Company was not billed by MSPC for tax services for the fiscal years ended March 31, 2019 or 2018, respectively.

•	All Other Fees. The Company was not billed by MSPC for the fiscal years ended March 31, 2019 and 2018, respectively, for any permitted non-audit services.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits. The following exhibits are filed with this Amendment No. 1 on Form 10-K/A to the Annual Report or are incorporated by reference, as indicated.

Exhibit Number

3.1	Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994) (filed in paper format).

3.4	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit (3) (b) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994) (filed in paper format).

3.5	Amendment dated February 14, 1996 to the Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.6	By-Laws of Emerson (incorporated by reference to Exhibit 3.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

3.7	Amendment dated November 28, 1995 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.8	Amendment effective as of November 10, 2009 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.1 of Emerson’s Current Report on Form 8-K filed on November 16, 2009).

3.9	Amendment effective as of August 31, 2011 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.2 of Emerson’s Current Report on Form 8-K filed on September 7, 2011).

4.1	Description of Common Stock.*

Exhibit Number

10.30	Employment Agreement dated as of March 31, 2011 between the Company and Mr. Hon Tak Kwong (incorporated by reference to Exhibit 10.31 to Emerson’s Form 10-Q for the quarter ended September 30, 2011).†

10.30.1	Employment Agreement dated as of April 1, 2019, between Emerson Radio (Hong Kong) Limited and Mr. Hon Tak Kwong.**†

10.34	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Emerson’s Form 10-Q for the quarter ended December 31, 2014).†

10.35	Employment Agreement dated March 9, 2017 between Emerson Radio (Hong Kong) Limited and Michael Binney (incorporated by reference to Exhibit 10.35 to Emerson’s Amendment No. 1 to Annual Report on Form 10-K for the year ended March 31, 2017).†

21.1	Principal Subsidiaries of the Company as of March 31, 2019.*

23.1	Consent of Independent Registered Public Accounting Firm—MSPC, Certified Public Accountants and Advisors, Professional Corporation.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 26, 2019.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 26, 2019.*

31.3	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 29, 2019.**

31.4	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 29, 2019.**

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 26, 2019.***

101.1+	XBRL Instance Document. *

101.2+	XBRL Taxonomy Extension Schema Document. *

101.3+	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.4+	XBRL Taxonomy Extension Definition Linkbase Document. *

101.5+	XBRL Taxonomy Extension Label Linkbase Document. *

101.6+	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed with Emerson’s Annual Report on Form 10-K for the year ended March 31, 2019, filed with the Securities and Exchange Commission on June 26, 2019.
**	Filed herewith.
***	Furnished with Emerson’s Annual Report on Form 10-K for the year ended March 31, 2019, filed with the Securities and Exchange Commission on June 26, 2019.
†	Management contract or compensatory plan or arrangement.

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
Dated: July 29, 2019