Form 10-Q
period 2019-06-30
EMERSON RADIO CORP
filed 2019-08-14
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of common stock as of August 14, 2019: 21,042,652.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2019	2018

Net revenues:
Net product sales	$1,558	$2,145
Licensing revenue	55	118
Net revenues	1,613	2,263
Costs and expenses:
Cost of sales	1,748	2,211
Other operating costs and expenses	1	12
Selling, general and administrative expenses	1,083	1,017
	2,832	3,240
Operating (loss)	(1,219)	(977)
Other income:
Interest income, net	237	175
(Loss) before income taxes	(982)	(802)
Provision for income tax expense	5	48
Net (loss)	(987)	(850)
Basic (loss) per share	$(0.05)	$(0.04)
Diluted (loss) per share	$(0.05)	$(0.04)
Weighted average shares outstanding
Basic	21,043	22,625
Diluted	21,043	22,625

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	June 30, 2019	March 31, 2019

ASSETS
Current Assets:
Cash and cash equivalents	$7,260	$7,917
Short term investments	28,584	28,371
Accounts receivable, net	860	604
Royalty receivable	3	3
Inventory	3,355	3,520
Prepaid purchases	15	417
Prepaid expenses and other current assets	353	421
Total Current Assets	40,430	41,253
Non-Current Assets:
Property, plant, and equipment, net	6	6
Deferred tax assets, net	448	448
Right-of-use asset-operating leases	599	—
Right-of-use asset-finance leases	5	—
Other assets	154	154
Total Non-Current Assets	1,212	608
Total Assets	$41,642	$41,861
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	720	545
Short-term operating lease liability	227	—
Short-term finance lease liability	1	—
Due to affiliate	1	—
Income tax payable, current portion	195	250
Deferred revenue	110	165
Total Current Liabilities	1,254	960
Non-Current Liabilities:
Long-term operating lease liability	416	—
Long-term finance lease liability	4	—
Income tax payable	2,227	2,173
Total Non-Current Liabilities	2,647	2,173
Total Liabilities	$3,901	$3,133
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at June 30, 2019 and March 31, 2019, respectively; 21,042,652 shares outstanding at June 30, 2019 and March 31, 2019, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(12,689)	(11,702)
Treasury stock, at cost (31,923,145 shares at June 30, 2019 and March 31, 2019, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	37,741	38,728
Total Liabilities and Shareholders’ Equity	$41,642	$41,861

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(987)	$(850)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Amortization of right-of-use assets	51	—
Depreciation and amortization	—	2
Deferred tax assets	—	43
Asset allowances and reserves	(51)	(149)
Changes in assets and liabilities:
Accounts receivable	(212)	1,077
Inventory	165	(679)
Prepaid purchases	402	155
Prepaid expenses and other current assets	68	13
Other assets	—	(7)
Accounts payable and other current liabilities	175	70
Due to affiliate	1	—
Deferred revenue	(55)	(50)
Income taxes payable	(1)	—
Net cash (used) by operating activities	(444)	(375)
Cash Flows From Investing Activities:
Purchases of short-term investments	(213)	(1,085)
Disposals of property, plant and equipment	—	1
Net cash (used) by investing activities	(213)	(1,084)
Cash Flows from Financing Activities:
Purchases of treasury stock	—	(380)
Net cash (used) by financing activities	—	(380)
Net (decrease) in cash and cash equivalents	(657)	(1,839)
Cash and cash equivalents at beginning of the period	7,917	25,096
Cash and cash equivalents at end of the period	$7,260	$23,257
Supplemental disclosures:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$3

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$65	$—

Right-of-use assets obtained in exchange for new operating lease liabilities	$650	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$5	$—

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2019	$3,310	52,965,797	$529	$79,792	$(11,702)	$(33,201)	$38,728
Net loss	—	—	—	—	(987)	—	(987)
Balance — June 30, 2019	$3,310	52,965,797	$529	$79,792	$(12,689)	$(33,201)	$37,741

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2018	$3,310	52,965,797	$529	$79,792	$(9,265)	$(30,583)	$43,783
Purchase of treasury stock	—	—	—	—	—	(380)	(380)
Net loss	—	—	—	—	(850)	—	(850)
Balance — June 30, 2018	$3,310	52,965,797	$529	$79,792	$(10,115)	$(30,963)	$42,553
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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2019 and the results of operations for the three month periods ended June 30, 2019 and June 30, 2018. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2019 (“fiscal 2019”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2019.

The results of operations for the three month period ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ending March 31, 2020 (“fiscal 2020”).

Whenever necessary, reclassifications are made to conform the prior year’s consolidated financial statements to the current year’s presentation.

Unless otherwise disclosed in the notes to these consolidated financial statements, the estimated fair value of the financial assets and liabilities approximates the carrying value.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires lease assets and liabilities to be recorded on the balance sheet.  This update is effective for public entities in fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years, and certain qualitative and quantitative disclosures are also required.  Early adoption was permitted.  The Company has adopted this ASU and related amendments as of April 1, 2019 on a modified retrospective basis. The Company has applied the modified retrospective approach by recording a cumulative effect adjustment as of the date of adoption, whereby prior comparative periods will not be retrospectively presented in the consolidated financial statements. The Company has also elected certain practical expedients permitted under the transition guidance, including to retain the historical lease classification as well as relief from reviewing expired or existing contracts to determine if they contain leases.  The Company will be exempting leases with an initial term of twelve months or less from balance sheet recognition and will not separate lease and non-lease components.

Upon adoption, the Company recognized total lease liabilities of $695,000, and corresponding right-of-use assets of $650,000, all of which is associated with leased office space. The difference between the right-of-use asset and lease liability is due to the existing deferred balance, resulting from historical straight-lining of operating leases that was reclassified upon adoption to reduce the measurement of the right-of-use assets. The Company’s Consolidated Statements of Income and Consolidated Statements of Cash Flows were not materially impacted. See Note 9, “Leases” for further details.

Recently Issued Accounting Pronouncements

The following ASUs were issued by the FASB which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates.

Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses” (Issued June 2016)

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses” to introduce new guidance for the accounting for credit losses on instruments within its scope. ASU 2016-13 requires among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company does not expect these amendments to have a material impact on its financial statements.

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

	Three Months Ended June 30,
	2019	2018

Numerator:
Net (loss)	$(987)	$(850)
Denominator:
Denominator for basic and diluted earnings per share — weighted average shares	21,043	22,625
Net (loss) per share:
Basic and diluted (loss) per share	$(0.05)	$(0.04)

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at June 30, 2019 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At June 30, 2019, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of June 30, 2019 and March 31, 2019, inventories consisted of the following (in thousands):

	June 30, 2019	March 31, 2019
Finished goods	$3,355	$3,520

NOTE 5 — INCOME TAXES

At June 30, 2019, the Company had $4.4 million of U.S. federal net operating loss (“NOL”) carry forwards. These losses do not expire but are limited to utilization of 80% of taxable income in any one year. At June 30, 2019 the Company had approximately $11.7 million of U.S. state net operating loss carry forwards.  The tax benefits related to these state net operating loss carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized. The income of foreign subsidiaries before taxes was $165,000 for the quarter ended June 30, 2019 as compared to a loss before taxes of $60,000 for the quarter ended June 30, 2018.

The Company analyzed the future reasonability of recognizing its deferred tax assets at June 30, 2019. As a result, the Company concluded that a valuation allowance of approximately $1,680,000 would be recorded against the assets.

Although the Company generated a net operating loss, it recorded income tax expense of approximately $5,300 during the three months ended June 30, 2019, primarily resulting from state income taxes. During the three months ended June 30, 2018, the Company recorded an income tax expense of $48,300.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of June 30, 2019, the Company’s open tax years for examination for U.S. federal tax are 2014-2017, and for U.S. states’ tax are 2013-2017. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

NOTE 6 — RELATED PARTY TRANSACTIONS

From time to time, Emerson engages in business transactions with its controlling shareholder, Nimble Holdings Company Limited (“Nimble”), formerly known as The Grande Holdings Limited (“Grande”), and one or more of Nimble’s direct and indirect subsidiaries. Set forth below is a summary of such transactions.

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the SEC on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of June 30, 2019. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

Related Party Transactions

      Charges of rental and utility fees on office space in Hong Kong

During the three months ended June 30, 2019, the Company was billed approximately $43,500 for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board.  As of June 30, 2019 the Company owed approximately $750 to VACL related to utility fees. The rental terms have been agreed in advance by the Independent Directors of the Company.

NOTE 7 — SHORT TERM INVESTMENTS

At June 30, 2019 and March 31, 2019, the Company held short term investments totaling $28.6 million and $28.4 million, respectively. These investments were comprised of bank certificates of deposit, which bear an interest rate of approximately 2.85% and will mature in September 2019.

NOTE 8 — CONCENTRATION RISK

Customer Concentration

For the three months ended June 30, 2019, the Company’s three largest customers accounted for approximately 73% of the Company’s net revenues, of which Walmart accounted for 39%, Amazon accounted for 23% and Fred Meyer accounted for 11%.

For the three months ended June 30, 2018, the Company’s three largest customers accounted for approximately 80% of the Company’s net revenues, of which Walmart accounted for 51%, Fred Meyer accounted for 18% and Amazon accounted for 11%.

A significant decline in net sales to any of the Company’s key customers would have a material adverse effect on the Company’s business, financial condition and results of operation.

Product Concentration

For the three months ended June 30, 2019, the Company’s gross product sales were comprised of two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 49% of the Company’s gross product sales. Audio products generated approximately 49% of the Company’s gross product sales.

For the three months ended June 30, 2018, the Company’s gross product sales were comprised of the same two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 51% of the Company’s gross product sales. Audio products generated approximately 44% of the Company’s gross product sales.

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top two customers accounted for 37% and 37% as of June 30, 2019, respectively. As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top two customers accounted for 47% and 29% as of March 31, 2019, respectively. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

Supplier Concentration

During the three months ended June 30, 2019, the Company procured approximately 77% of its products for resale from its two largest factory suppliers, of which 42% was supplied by its largest supplier. During the three months ended June 30, 2018, the Company procured approximately 84% of its products for resale from its two largest factory suppliers, of which 56% was supplied by its largest supplier.

NOTE 9 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of three to five years. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during the quarter ended June 30, 2019 to indicate that a reassessment or re-measurement of our existing leases was required. There were also no impairment indicators identified during the quarter ended June 30, 2019 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.

As of June 30, 2019, the Company’s current operating and finance lease liabilities were $227,000 and $1,000, respectively and its non-current operating and finance lease liabilities were $416,000 and $4,000, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of June 30, 2019 was $599,000 and $5,000, respectively.

The components of lease costs, which were included in operating expenses in the Company’s condensed consolidated statements of operations, were as follows:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Lease cost
Operating lease cost	$63	$—
Finance lease cost	—	—
Amortization of right-of-use assets	—	—
Interest on lease liabilities	—	—
Variable lease costs	—	—
Total lease cost	63	—

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	65	—
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	—	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	650	—
Finance leases	5	—

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)
Operating leases	34.1	—
Finance leases	59.2	—

Weighted average discount rate
Operating leases	7.50%	—
Finance leases	7.50%	—

As of June 30, 2019 the maturities of lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases

2019 (excluding the 3 months ended March 31, 2019)	$199	$1
2020	266	1
2021	162	1
2022	84	1
2023	—	1
Thereafter	—	1
Total lease payments	$711	$6
Less: Imputed interest	(68)	(1)
Total	$643	$5

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

Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through the Company’s use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the Company’s ability to generate sufficient revenue to achieve and maintain profitability;
•	the Company’s ability to obtain new customers and retain key existing customers, including the Company’s ability to maintain purchase volumes of the Company’s products by its key customers;
•	the Company’s ability to obtain new licensees and distribution relationships and maintain relationships with its existing licensees and distributors;
•	the Company’s ability to resist price increases from its suppliers or pass through such increases to its customers;
•	changes in consumer spending for retail products, such as the Company’s products, and in consumer practices, including sales over the Internet;
•	the Company’s ability to maintain effective internal controls or compliance by its personnel with such internal controls;
•	the Company’s ability to successfully manage its operating cash flows to fund its operations;
•	the Company’s ability to anticipate market trends, enhance existing products or achieve market acceptance of new products;
•	the Company’s ability to accurately forecast consumer demand and adequately manage inventory;
•	the Company’s dependence on a limited number of suppliers for its components and raw materials;
•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;
•	the ability of third party sales representatives to adequately promote, market and sell the Company’s products;
•	the Company’s ability to maintain, protect and enhance its intellectual property;
•	the effects of competition;
•	the Company’s ability to distribute its products in a timely fashion, including as a result of labor disputes;
•	evolving cybersecurity threats to the Company’s information technology systems or those of its customers or suppliers;
•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;
•	changes in accounting policies, rules and practices;
•	changes in tax rules and regulations or interpretations;
•	changes in U.S. and foreign trade regulations and tariffs, including potential increases of tariffs on goods imported into the U.S., and uncertainty regarding the same;

•	limited access to financing or increased cost of financing;
•	the effects of currency fluctuations between the U.S. dollar and Chinese renminbi relative to the dollar and increases in costs of production in China; and
•	the other factors listed under “Risk Factors” in the Company’s Form 10-K, as amended, for the fiscal year ended March 31, 2019 and other filings with the SEC.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The reader is cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. The Company has no obligation, and expressly disclaims any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. The Company has expressed its expectations, beliefs and projections in good faith and it believes it has a reasonable basis for them. However, the Company cannot assure the reader that its expectations, beliefs or projections will result or be achieved or accomplished.

Results of Operations

The following table summarizes certain financial information for the three month periods ended June 30, 2019 (fiscal 2020) and June 30, 2018 (fiscal 2019) (in thousands):

	Three Months Ended June 30,
	2019	2018
Net product sales	$1,558	$2,145
Licensing revenue	55	118
Net revenues	1,613	2,263
Cost of sales	1,748	2,211
Other operating costs and expenses	1	12
Selling, general and administrative expenses	1,083	1,017
Operating (loss)	(1,219)	(977)
Interest income, net	237	175
(Loss) before income taxes	(982)	(802)
Provision for income taxes	5	48
Net (loss)	$(987)	$(850)

Net product sales — Net product sales for the first quarter of fiscal 2020 were $1.5 million as compared to $2.1 million for the first quarter of fiscal 2019, a decrease of $0.6 million, or 27.4%. The Company’s sales during the first quarters of fiscal 2020 and fiscal 2019 were highly concentrated among the Company’s three largest customers – Wal-Mart, Amazon.com and Fred Meyer – where net product sales comprised approximately 75% and 84%, respectively, of the Company’s total net product sales.

Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately nil and $5,000 for the first quarters of fiscal 2020 and fiscal 2019, respectively. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)

Houseware products: Net sales decreased $0.4 million, or 33.5%, to $0.8 million in the first quarter of fiscal 2020 as compared to $1.2 million in the first quarter of fiscal 2019, driven by a decrease in year-over-year sales of microwave ovens, compact refrigerators, toaster ovens and wine products. The decrease in sales of microwave ovens was principally driven by a model discontinuation by one of the Company’s key customers, which accounted for a decrease of approximately $0.4 million in year-over-year sales.

ii)

Audio products: Net sales were $0.8 million in the first quarter of fiscal 2020 as compared to $1.0 million in the first quarter of fiscal 2019, a decrease of $0.2 million, or 19.8%, resulting from decreased net sales of clock radios.

Business operations — The Company expects to continue to expand its existing distribution channels and to develop and promote new products to regain shelf spaces with retailers in the USA. The Company is also investing in products and marketing activities to expand its sales through internet and ecommerce channels. These efforts require investments in appropriate human resources, media marketing and development of products in various categories in addition to the traditional home appliances and audio products on which the Company has historically focused. The Company also is continuing its efforts to identify strategic courses of action related to its licensing activities, including seeking new licensing relationships. The Company has engaged Leveraged Marketing Corporation of America (“LMCA”) as an agent to assist in identifying and procuring potential licensees.

Emerson’s success is dependent on its ability to anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and sourcing new products that are profitable to the Company. Geo-political factors may also affect demand for the Company’s products, which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The Company expects that recently implemented U.S. tariffs on certain imported goods from China, which tariffs were increased from 10% to 25% in May 2019, and the U.S. administration’s recent announcements in August 2019 to impose additional tariffs of 10% on essentially all remaining Chinese-origin imports effective as of September 1, 2019, subject to a delayed effectiveness on certain product categories until December 15, 2019, and China’s retaliatory tariffs on certain goods imported from the United States, as well as modifications to international trade policy, will affect its product costs going forward. If no mitigation steps are taken, or the mitigation is unsuccessful, the combination of tariffs will result in significantly increased annualized costs to the Company as all of the Company’s products are currently manufactured by suppliers in China. Although the Company is monitoring the trade environment and working to mitigate the possible effect of tariffs with its suppliers as well as its customers through pricing and sourcing strategies, including drawing down inventory built up in advance of the recent tariff increase, the Company cannot be certain how its customers and competitors will react to the actions taken. At this time the Company is unable to quantify possible effects on its costs arising from the new tariffs, which are expected to increase the Company’s inventory costs and associated costs of sales as tariffs are incurred, and some costs may be passed through to the Company’s customers as product price increases in the future. However, if the Company is unable to successfully pass through the additional costs or otherwise mitigate the effects of these tariffs, or if the higher prices reduce demand for the Company’s products, it will have a negative effect on the Company’s product sales and gross margins. For more information on risks associated with the Company’s operations, including tariffs, please see the risk factors within Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2019, as updated in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

Emerson has taken active steps to further streamline its operations to reduce and control its operating costs. The operating costs for the first quarter of fiscal 2020 were $1.1 million, which included $193,000 in legal fees related to a trademark infringement suit initiated by the Company, as compared to $1.0 million for the first quarter of fiscal 2019, which included $44,000 in legal fees related to a trademark infringement suit initiated by the Company.

Licensing revenue — Licensing revenue in the first quarter of fiscal 2020 was $55,000 as compared to $118,000 in the first quarter of fiscal 2019, a decrease of $63,000, or 53.4%. The year-over-year decrease can be attributed to the non-renewal of one of the Company’s licensees which expired in December 2018.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $1.6 million in the first quarter of fiscal 2020 as compared to $2.3 million in the first quarter of fiscal 2019, a decrease of $0.7 million, or 28.7%.

Cost of sales — In absolute terms, cost of sales decreased $0.5 million, or 20.9%, to $1.7 million in the first quarter of fiscal 2020 as compared to $2.2 million in the first quarter of fiscal 2019. The decrease in absolute terms for the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019 was primarily related to decreased net product sales and by lower year-over-year gross cost of sales as a percentage of gross sales.

The Company purchases the products it sells from a limited number of factory suppliers. For the first quarter of fiscal 2020 and fiscal 2019, the Company purchased 77% and 84%, respectively, from its two largest suppliers.

Other operating costs and expenses — Other operating costs and expenses as a percentage of net product sales were 0.1% for the first quarter of fiscal 2020 as compared to 0.6% for the first quarter of fiscal 2019. In absolute terms, other operating costs and expenses decreased $11,000, or 91.7%, to $1,000 for the first quarter of fiscal 2020 as compared to $12,000 for the first quarter of fiscal 2019 as a result of lower warranty and returns processing costs.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, in absolute terms, was $1.1 million in the first quarter of fiscal 2020 as compared to $1.0 million in the first quarter of fiscal 2019, an increase of $0.1 million, or 6.5%. S,G&A, as a percentage of net revenues, was 67.1% in the first quarter of fiscal 2020 as compared to 44.9% in the first quarter of fiscal 2019. The increase in S,G&A was primarily due to an increase in legal fees related to a trademark infringement suit.

Interest income, net — Interest income, net, was $237,000 in the first quarter of fiscal 2020 as compared to $175,000 in the first quarter of fiscal 2019, an increase of $62,000. The increase was primarily due to higher investments in interest bearing accounts and higher average interest rates earned on the Company’s short term investments.

Provision for income taxes — In the first quarter of fiscal 2020, the Company recorded income tax expense of $5,000 as compared to income tax expense of $48,000 in the first quarter of fiscal 2019. The income tax expense recorded in the first quarter of fiscal 2019 was primarily related to state income tax. See “Note 5 – Income Taxes”.

Net (loss) — As a result of the foregoing factors, the Company realized a net loss of $987,000 in the first quarter of fiscal 2020 as compared to a net loss of $850,000 in the first quarter of fiscal 2019.

Liquidity and Capital Resources

As of June 30, 2019, the Company had cash and cash equivalents of approximately $7.3 million, as compared to approximately $23.3 million at June 30, 2018. Working capital decreased to $39.2 million at June 30, 2019 as compared to $44.8 million at June 30, 2018. The decrease in cash and cash equivalents of approximately $16.0 million was due to an increase in short term investments of $11.5 million, the net loss generated during the prior 12 months of $2.5 million, an increase in treasury stock of $2.2 million, a decrease in long term income taxes payable of $0.6 million and a decrease in accounts payable and other current liabilities of $0.2 million partially offset by a decrease in inventory of $0.5 million, a decrease in prepaid purchases of $0.2 million, a decrease in prepaid expenses and other assets of $0.1 million, an increase in deferred revenue of $0.1 million and a decrease in accounts receivable of $0.1 million.

Cash Flows

Net cash used by operating activities was approximately $0.4 million for the three months ended June 30, 2019, resulting from a $1.0 million net loss generated during the period, an increase in accounts receivable of $0.2 million, a decrease in deferred revenue of $0.1 million partially offset by a decrease in prepaid purchases of $0.4 million, an increase in accounts payable and other liabilities of $0.2 million, a decrease in inventory of $0.2 million and a decrease in prepaid expenses and other current assets of $0.1 million.

Net cash used by investing activities was approximately $0.2 million for the three months ended June 30, 2019 due to an increase in short term certificates of deposit.

Net cash used by financing activities was nil for the three months ended June 30, 2019.

Sources and Uses of Funds

The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2019, the Company did not have any off-balance sheet arrangements as defined under the rules of the SEC.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lease assets and liabilities to be recorded on the balance sheet.  This update is effective for public entities in fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years, and certain qualitative and quantitative disclosures are also required.  Early adoption was permitted.  The Company has adopted this ASU and related amendments as of April 1, 2019 on a modified retrospective basis. The Company has applied the modified retrospective approach by recording a cumulative effect adjustment as of the date of adoption, whereby prior comparative periods will not be retrospectively presented in the consolidated financial statements. The Company has also elected certain practical expedients permitted under the transition guidance, including to retain the historical lease classification as well as relief from reviewing expired or existing contracts to determine if they contain leases.  The Company will be exempting leases with an initial term of twelve months or less from balance sheet recognition and will not separate lease and non-lease components.

Upon adoption, the Company recognized total lease liabilities of $695,000, and corresponding right-of-use assets of $650,000, all of which is associated with leased office space. The difference between the right-of-use asset and lease liability is due to the existing deferred balance, resulting from historical straight-lining of operating leases that was reclassified upon adoption to reduce the measurement of the right-of-use assets. The Company’s Consolidated Statements of Income and Consolidated Statements of Cash Flows were not materially impacted. See Note 9, “Leases” for further details.

Recently Issued Accounting Pronouncements

The following ASUs were issued by the FASB which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates.

Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses” (Issued June 2016)

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses” to introduce new guidance for the accounting for credit losses on instruments within its scope. ASU 2016-13 requires among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company does not expect these amendments to have a material impact on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Disclosure controls and procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2019, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

The Company’s operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2019, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of the Company’s common stock. Except as set forth below, there have been no material changes to our risk factors since the Company's Annual Report on Form 10-K for the year ended March 31, 2019.

Foreign regulations and changes in trade policies and the political, social and economic conditions in the United States and the foreign countries in which the Company operates its business could affect the Company’s revenues and earnings materially and adversely.

The Company has operations in China and derives a significant portion of its revenue from sales of products manufactured by third parties located in China. In addition, third parties located in China and other countries located in the same region produce and supply many of the components and raw materials used in the Company’s products. Conducting an international business inherently involves a number of difficulties and risks that could materially and adversely affect the Company’s ability to generate revenues and could subject the Company to increased costs. Furthermore, the current U.S. administration continues to signal its intent to alter trade agreements between China and the U.S. and may impose additional tariffs on imports from China. It is possible that further tariffs may be imposed on the categories of products the Company imports to the United States, or that the Company’s business will be affected by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing the Company to raise prices or make changes to its operations, any of which could adversely affect demand for the Company’s products or increase its costs.

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

Tariffs or other restrictions placed on the Company’s products imported into the United States from China, or any related counter-measures taken by China, could have a material adverse effect on the Company’s business, profitability and results of operations.

The Company has operations in China and all of the Company’s products are currently manufactured by suppliers in China. Any tariffs or other trade restrictions affecting the import of these products from China or any retaliatory trade measures taken by China in response to existing or future tariffs could have a material adverse effect on the Company’s results of operations going forward. The Company’s dependency on its overseas suppliers could exacerbate these and other risks, and any tariffs on the categories of products the Company imports to the United States could negatively affect the demand for such products, increase the cost of components, delay production or affect the Company’s ability to compete against competitors who do not manufacture in China or otherwise are not subject to such tariffs.

In 2018, the United States imposed additional duties, ranging from 10% to 25%, on a variety of goods imported from China, including a May 2019 increase of up to 25% on approximately $200 billion worth of goods, including categories of products the Company imports from China. In May 2019, the United States implemented an additional tariff of up to 25% on essentially all remaining Chinese-origin imports. Imposition of the latest proposed tariffs was suspended after a June 2019 meeting between U.S. and Chinese leaders. However, in August 2019, the U.S. administration announced that it currently plans to go forward with additional tariffs of 10% on substantially all of the approximately $300 billion worth of products subject to the May proposal, effective September 1, 2019, subject to a delayed effectiveness on certain product categories until December 15, 2019. The effects on the Company of the recently imposed and proposed tariffs are uncertain because of the dynamic nature of governmental actions and responses, as well as possible exemptions for certain products. If the U.S. and China are able to negotiate the issues to restore a mutually advantageous and fair trading regime, the increased tariffs could be eliminated, but given the uncertainties, there can be no assurance of whether, or when, this will be accomplished. If the recently imposed and proposed tariffs covering the categories of products that the Company imports continue or are increased, and the Company is unable to obtain an exception, it could have a material adverse effect on the Company’s business.

Although the Company is monitoring the trade environment and working to mitigate the possible effect of tariffs through pricing and sourcing strategies, including through proactive management of inventory built up in advance of the recent tariff increase, and may take additional steps, the Company cannot be certain how its customers and competitors will react to the actions taken. Additional tariffs imposed by the United States, and any related counter-measures by China, could increase the Company’s cost of goods and reduce its gross margins. If the Company determines to pass some or all of these new tariff burdens on to its customers as product price increases in the future, the result may be a degradation of the Company’s competitive position and a loss of customers that would adversely affect the Company’s operating performance. However, the ultimate outcome of these tariff actions is not clear at this time, and there can be no assurances that the Company’s mitigation efforts will be successful or that the imposition of any such tariffs or trade actions would not have a material adverse effect on the Company’s revenue, gross margins and operating results.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Duncan Hon
Date: August 14, 2019	Duncan Hon
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Binney
Date: August 14, 2019	Michael Binney
Chief Financial Officer (Principal Financial and Accounting Officer)