Form 10-Q
period 2019-09-30
EMERSON RADIO CORP
filed 2019-11-14
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of common stock as of November 14, 2019: 21,042,652.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Net revenues:
Net product sales	$1,379	$2,474	$2,937	$4,619
Licensing revenue	56	112	111	230
Net revenues	1,435	2,586	3,048	4,849
Costs and expenses:
Cost of sales	1,550	2,442	3,299	4,665
Selling, general and administrative expenses	973	918	2,056	1,935
	2,523	3,360	5,355	6,600
Operating (loss)	(1,088)	(774)	(2,307)	(1,751)
Other income:
Interest income, net	222	202	459	377
(Loss) before income taxes	(866)	(572)	(1,848)	(1,374)
Provision for income tax expense	10	23	15	71
Net (loss)	(876)	(595)	(1,863)	(1,445)
Basic (loss) per share	$(0.04)	$(0.03)	$(0.09)	$(0.06)
Diluted (loss) per share	$(0.04)	$(0.03)	$(0.09)	$(0.06)
Weighted average shares outstanding
Basic	21,043	22,405	21,043	22,515
Diluted	21,043	22,405	21,043	22,515

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	September 30, 2019	March 31, 2019

ASSETS
Current Assets:
Cash and cash equivalents	$5,084	$7,917
Short term investments	29,814	28,371
Accounts receivable, net	673	604
Inventory	2,621	3,520
Prepaid purchases	415	417
Prepaid expenses and other current assets	589	424
Total Current Assets	39,196	41,253
Non-Current Assets:
Property, plant, and equipment, net	5	6
Deferred tax assets, net	442	448
Right-of-use asset-operating leases	547	—
Right-of-use asset-finance leases	5	—
Other assets	135	154
Total Non-Current Assets	1,134	608
Total Assets	$40,330	$41,861
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	591	545
Short-term operating lease liability	231	—
Short-term finance lease liability	1	—
Income tax payable, current portion	195	250
Deferred revenue	55	165
Total Current Liabilities	1,073	960
Non-Current Liabilities:
Long-term operating lease liability	356	—
Long-term finance lease liability	4	—
Income tax payable	2,032	2,173
Total Non-Current Liabilities	2,392	2,173
Total Liabilities	$3,465	$3,133
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at September 30, 2019 and March 31, 2019, respectively; 21,042,652 shares outstanding at September 30, 2019 and March 31, 2019, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(13,565)	(11,702)
Treasury stock, at cost (31,923,145 shares at September 30, 2019 and March 31, 2019, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	36,865	38,728
Total Liabilities and Shareholders’ Equity	$40,330	$41,861

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2019	2018
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(1,863)	$(1,445)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Amortization of right-of-use assets	40	—
Depreciation and amortization	1	4
Deferred tax assets	6	78
Asset allowances and reserves	(37)	(189)
Changes in assets and liabilities:
Accounts receivable	(32)	985
Royalty receivable	—	(50)
Due from affiliates	—	(8)
Inventory	899	(26)
Prepaid purchases	2	(855)
Prepaid expenses and other current assets	(165)	(106)
Other assets	19	(7)
Accounts payable and other current liabilities	46	(86)
Deferred revenue	(110)	(50)
Income taxes payable	(196)	(250)
Net cash (used) by operating activities	(1,390)	(2,005)
Cash Flows From Investing Activities:
Proceeds from sale of short-term investments	—	16,079
Purchases of short-term investments	(1,443)	(15,085)
Disposals of property, plant and equipment	—	1
Net cash (used) provided by investing activities	(1,443)	995
Cash Flows from Financing Activities:
Purchases of treasury stock	—	(727)
Net cash (used) by financing activities	—	(727)
Net (decrease) in cash and cash equivalents	(2,833)	(1,737)
Cash and cash equivalents at beginning of the period	7,917	25,096
Cash and cash equivalents at end of the period	$5,084	$23,359
Supplemental disclosures:
Cash paid for:
Interest	$—	$—
Income taxes	$199	$253

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2019	$3,310	52,965,797	$529	$79,792	$(11,702)	$(33,201)	$38,728
Net loss	—	—	—	—	(1,863)	—	(1,863)
Balance — September 30, 2019	$3,310	52,965,797	$529	$79,792	$(13,565)	$(33,201)	$36,865

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2018	$3,310	52,965,797	$529	$79,792	$(9,265)	$(30,583)	$43,783
Purchase of treasury stock	—	—	—	—	—	(727)	(727)
Net loss	—	—	—	—	(1,445)	—	(1,445)
Balance — September 30, 2018	$3,310	52,965,797	$529	$79,792	$(10,710)	$(31,310)	$41,611
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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2019 and the results of operations for the three and six month periods ended September 30, 2019 and September 30, 2018. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2019 (“fiscal 2019”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2019.

The results of operations for the three and six month periods ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ending March 31, 2020 (“fiscal 2020”).

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

Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses” (Issued June 2016)

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses” to introduce new guidance for the accounting for credit losses on instruments within its scope. ASU 2016-13 requires among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2022. Early adoption is permitted. The Company does not expect these amendments to have a material impact on its financial statements.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Numerator:
Net (loss)	$(876)	$(595)	$(1,863)	$(1,445)
Denominator:
Denominator for basic and diluted earnings per share — weighted average shares	21,043	22,405	21,043	22,515
Net (loss) per share:
Basic and diluted (loss) per share	$(0.04)	$(0.03)	$(0.09)	$(0.06)

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at September 30, 2019 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At September 30, 2019, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of September 30, 2019 and March 31, 2019, inventories consisted of the following (in thousands):

	September 30, 2019	March 31, 2019
Finished goods	$2,621	$3,520

NOTE 5 — INCOME TAXES

At September 30, 2019, the Company had $5.4 million of U.S. federal net operating loss (“NOL”) carry forwards. These losses do not expire but are limited to utilization of 80% of taxable income in any one year. At September 30, 2019 the Company had approximately $12.7 million of U.S. state net operating loss carry forwards.  The tax benefits related to these state net operating loss carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized. The income of foreign subsidiaries before taxes was $135,000 for the quarter ended September 30, 2019 as compared to income before taxes of $39,000 for the quarter ended September 30, 2018.

The Company analyzed the future reasonability of recognizing its deferred tax assets at September 30, 2019. As a result, the Company concluded that a valuation allowance of approximately $1,960,000 would be recorded against the assets.

Although the Company generated a net operating loss, it recorded income tax expense of approximately $10,000 during the three months ended September 30, 2019, primarily resulting from state income taxes. During the three months ended September 30, 2018, the Company recorded income tax expense of $23,000. During the six months ended September 30, 2019, the Company recorded income tax expense of $15,000 and for the six months ended September 30, 2018, the Company recorded income tax expense of $71,000.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of September 30, 2019, the Company’s open tax years for examination for U.S. federal tax are 2015-2018, and for U.S. states’ tax are 2014-2018. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

NOTE 6 — RELATED PARTY TRANSACTIONS

From time to time, Emerson engages in business transactions with its controlling shareholder, Nimble Holdings Company Limited (“Nimble”), formerly known as The Grande Holdings Limited (“Grande”), and one or more of Nimble’s direct and indirect subsidiaries. Set forth below is a summary of such transactions.

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the SEC on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of September 30, 2019. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

Related Party Transactions

      Charges of rental and utility fees on office space in Hong Kong

During the three and six months ended September 30, 2019, the Company was billed approximately $43,500 and $87,000 respectively, for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board.  As of September 30, 2019 the Company owed nil to VACL related to these charges.

NOTE 7 — SHORT TERM INVESTMENTS

At September 30, 2019 and March 31, 2019, the Company held short term investments totaling $29.8 million and $28.4 million, respectively. These investments were comprised of bank certificates of deposit, which bear an interest rate of approximately 2.30% and will mature in December 2019.

NOTE 8 — CONCENTRATION RISK

Customer Concentration

For the three months ended September 30, 2019, the Company’s three largest customers accounted for approximately 78% of the Company’s net revenues, of which Walmart accounted for 49%, Amazon accounted for 17% and Fred Meyer accounted for 12%.

For the six months ended September 30, 2019, the Company’s three largest customers accounted for approximately 75% of the Company’s net revenues, of which Walmart accounted for 44%, Amazon accounted for 20% and Fred Meyer accounted for 11%.

For the three months ended September 30, 2018, the Company’s three largest customers accounted for approximately 78% of the Company’s net revenues, of which Walmart accounted for 45%, Amazon accounted for 17% and D & H Distributing accounted for 16%.

For the six months ended September 30, 2018, the Company’s three largest customers accounted for approximately 76% of the Company’s net revenues, of which Walmart accounted for 48%, Amazon accounted for 14% and Fred Meyer accounted for 14%.

A significant decline in net sales to any of the Company’s key customers would have a material adverse effect on the Company’s business, financial condition and results of operation.

Product Concentration

For the three and six months ended September 30, 2019, the Company’s gross product sales were comprised of two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 34% and 42%, respectively, of the Company’s gross product sales. Audio products generated approximately 62% and 55%, respectively, of the Company’s gross product sales.

For the three and six months ended September 30, 2018, the Company’s gross product sales were comprised of the same two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 40% and 45%, respectively, of the Company’s gross product sales. Audio products generated approximately 56% and 50%, respectively, of the Company’s gross product sales.

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top two customers accounted for 44% and 30% as of September 30, 2019, respectively. As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top two customers accounted for 47% and 29% as of March 31, 2019, respectively. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

Supplier Concentration

During the three and six months ended September 30, 2019, the Company procured approximately 100% and 82% of its products for resale from its two largest factory suppliers, of which 100% and 56%, respectively, was supplied by its largest supplier. During the three and six months ended September 30, 2018, the Company procured approximately 87% and 85% of its products for resale from its two largest factory suppliers, of which 67% and 61%, respectively, was supplied by its largest supplier.

NOTE 9 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of three to five years. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during the quarter ended September 30, 2019 to indicate that a reassessment or re-measurement of our existing leases was required. There were also no impairment indicators identified during the quarter ended September 30, 2019 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.

As of September 30, 2019, the Company’s current operating and finance lease liabilities were $231,000 and $1,000, respectively and its non-current operating and finance lease liabilities were $356,000 and $4,000, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of September 30, 2019 was $547,000 and $5,000, respectively.

The components of lease costs, which were included in operating expenses in the Company’s condensed consolidated statements of operations, were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Lease cost
Operating lease cost	$63	$—	$127	$—
Finance lease cost	—	—	—	—
Amortization of right-of-use assets	—	—	—	—
Interest on lease liabilities	—	—	—	—
Variable lease costs	—	—	—	—
Total lease cost	63	—	127	—

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	66	—	131	—
Operating cash flows from finance leases	—	—	—	—
Financing cash flows from finance leases	—	—	—	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	650	—
Finance leases	—	—	5	—

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of September 30, 2019	As of September 30, 2018
Operating leases	31.3	—
Finance leases	56.2	—

Weighted average discount rate
Operating leases	7.50%	—
Finance leases	7.50%	—

As of September 30, 2019 the maturities of lease liabilities were as follows:
(in thousands)	Operating Leases	Finance Leases

2019 (excluding the 3 months ended March 31, 2019)	$134	$1
2020	265	1
2021	162	1
2022	84	1
2023	—	1
Thereafter	—	—
Total lease payments	$645	$5
Less: Imputed interest	(58)	—
Total	$587	$5

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

Results of Operations

The following table summarizes certain financial information for the three and six month periods ended September 30, 2019 (fiscal 2020) and September 30, 2018 (fiscal 2019) (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net product sales	$1,379	$2,474	$2,937	$4,619
Licensing revenue	56	112	111	230
Net revenues	1,435	2,586	3,048	4,849
Cost of sales	1,550	2,442	3,299	4,665
Selling, general and administrative expenses	973	918	2,056	1,935
Operating (loss)	(1,088)	(774)	(2,307)	(1,751)
Interest income, net	222	202	459	377
(Loss) before income taxes	(866)	(572)	(1,848)	(1,374)
Provision for income taxes	10	23	15	71
Net (loss)	$(876)	$(595)	$(1,863)	$(1,445)

Net product sales — Net product sales for the second quarter of fiscal 2020 were $1.4 million as compared to $2.5 million for the second quarter of fiscal 2019, a decrease of $1.1 million, or 44.3%. The Company’s sales during the second quarters of fiscal 2020 and fiscal 2019 were highly concentrated among the Company’s three largest customers – Wal-Mart, Amazon.com and Fred Meyer – where net product sales comprised approximately 81% and 82%, respectively, of the Company’s total net product sales.

Net product sales for the six month period of fiscal 2020 were $2.9 million as compared to $4.6 million for the six month period of fiscal 2019, a decrease of $1.7 million, or 36.4%. The Company’s sales during the six month periods of fiscal 2020 and fiscal 2019 were highly concentrated among the Company’s three largest customers – Wal-Mart, Amazon.com and Fred Meyer – where net product sales comprised approximately 78% and 80%, respectively, of the Company’s total net product sales.

Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately nil and $4,000 for the second quarters of fiscal 2020 and fiscal 2019, respectively, and approximately nil and $9,000 for the six month periods of fiscal 2020 and fiscal 2019, respectively. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)

Houseware products: Net sales decreased $0.6 million, or 53.4%, to $0.5 million in the second quarter of fiscal 2020 as compared to $1.1 million in the second quarter of fiscal 2019, driven by a decrease in year-over-year sales of microwave ovens, compact refrigerators, toaster ovens and wine products. The decrease in sales of microwave ovens was principally driven by a model discontinuation by one of the Company’s key customers, which accounted for a decrease of approximately $0.2 million in year-over-year sales. For the six month period of fiscal 2020, houseware net product sales were $1.3 million, a decrease of $1.0 million, or 42.8%, from $2.3 million for the six month period of fiscal 2019, principally driven by a model discontinuation by one of the Company’s key customers, which accounted for a decrease of approximately $0.6 million in year-over-year sales.

ii)

Audio products: Net sales were $0.9 million in the second quarter of fiscal 2020 as compared to $1.4 million in the second quarter of fiscal 2019, a decrease of $0.5 million, or 37.3%, resulting from decreased net sales of clock radios. For the six month period of fiscal 2020, audio product net sales were $1.6 million, a decrease of $0.7 million or 30.3%, from $2.3 million in the six month period of fiscal 2019 resulting from decreased net sales of clock radios.

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

Emerson’s success is dependent on its ability to anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and sourcing new products that are profitable to the Company. Geo-political factors may also affect demand for the Company’s products, which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The Company expects that U.S. tariffs on  approximately $200 billion worth of imported goods from China (“List 3 products”), which tariffs were increased from 10% to 25% in May 2019, and were to be increased again to 30% in October 2019 before being delayed indefinitely, and the U.S. administration’s imposition of additional tariffs of 15% on essentially all remaining Chinese-origin imports (“List 4 products”), which became effective on certain List 4 products as of September 1, 2019, with the remainder to be subject to these tariffs effective as of December 15, 2019, and China’s retaliatory tariffs on certain goods imported from the United States, as well as modifications to international trade policy, will affect its product costs going forward. If no mitigation steps are taken, or the mitigation is unsuccessful, the combination of tariffs will result in significantly increased annualized costs to the Company as all of the Company’s products are currently manufactured by suppliers in China. Although the Company is monitoring the trade environment and working to mitigate the possible effect of tariffs with its suppliers as well as its customers through pricing and sourcing strategies, including drawing down inventory built up in advance of the recent tariff increases, the Company cannot be certain how its customers and competitors will react to the actions taken. At this time the Company is unable to quantify possible effects on its costs arising from the new tariffs, which are expected to increase the Company’s inventory costs and associated costs of sales as tariffs are incurred, and some costs may be passed through to the Company’s customers as product price increases in the future. However, if the Company is unable to successfully pass through the additional costs or otherwise mitigate the effects of these tariffs, or if the higher prices reduce demand for the Company’s products, it will have a negative effect on the Company’s product sales and gross margins. For more information on risks associated with the Company’s operations, including tariffs, please see the risk factors within Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2019, as updated in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

Licensing revenue — Licensing revenue in the second quarter of fiscal 2020 was $56,000 as compared to $112,000 in the second quarter of fiscal 2019, a decrease of $56,000, or 50.0%. The year-over-year decrease can be attributed to the non-renewal of one of the Company’s licensees which expired in December 2018.

Licensing revenue for the six month period of fiscal 2020 was $111,000 as compared to $230,000 for the six month period of fiscal 2019, a decrease of $119,000, or 51.7%. The year-over-year decrease can be attributed to the non-renewal of one of the Company’s licensees which expired in December 2018.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $1.4 million in the second quarter of fiscal 2020 as compared to $2.6 million in the second quarter of fiscal 2019, a decrease of $1.2 million, or 44.5% and $3.0 million for the six month period of fiscal 2020 as compared to $4.8 million for the six month period of fiscal 2019, a decrease of $1.8 million or 37.1%.

Cost of sales — In absolute terms, cost of sales decreased $0.9 million, or 36.5%, to $1.5 million in the second quarter of fiscal 2020 as compared to $2.4 million in the second quarter of fiscal 2019. The decrease in absolute terms for the second quarter of fiscal 2020 as compared to the second quarter of fiscal 2019 was primarily related to decreased net product sales and by lower year-over-year gross cost of sales as a percentage of gross sales.

In absolute terms, cost of sales decreased $1.4 million, or 29.3%, to $3.3 million for the six month period of fiscal 2020 as compared to $4.7 million for the six month period of fiscal 2019. The decrease in absolute terms for the six month period of fiscal 2020 as compared to the six month period of fiscal 2019 was primarily related to decreased net product sales and by lower year-over-year gross cost of sales as a percentage of gross sales.

The Company purchases the products it sells from a limited number of factory suppliers. For the second quarter of fiscal 2020 and fiscal 2019, the Company purchased 100% and 87%, respectively, from its two largest suppliers. For the six month period of fiscal 2020 and fiscal 2019, the Company purchased 82% and 85%, respectively, from its two largest suppliers.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, in absolute terms, was $1.0 million in the second quarter of fiscal 2020 as compared to $0.9 million in the second quarter of fiscal 2019, an increase of $0.1 million, or 6.0%. S,G&A, as a percentage of net revenues, was 67.8% in the second quarter of fiscal 2020 as compared to 35.5% in the second quarter of fiscal 2019. The increase in S,G&A was attributed to legal fees and consulting costs.

S,G&A, in absolute terms, was $2.1 million for the six month period of fiscal 2020 as compared to $1.9 million for the six month period of fiscal 2019, an increase of $0.2 million, or 6.3%. S,G&A, as a percentage of net revenues, was 67.5% for the six month period of fiscal 2020 as compared to 39.9% for the six month period of fiscal 2019. The increase in S,G&A was primarily attributed to legal fees.

Interest income, net — Interest income, net, was $222,000 in the second quarter of fiscal 2020 as compared to $202,000 in the second quarter of fiscal 2019, an increase of $20,000. The increase was primarily due to higher investments in interest bearing accounts and higher average interest rates earned on the Company’s short term investments.

Interest income, net, was $459,000 for the six month period of fiscal 2020 as compared to $377,000 for the six month period of fiscal 2019, an increase of $82,000. The increase was primarily due to higher investments in interest bearing accounts and higher average interest rates earned on the Company’s short term investments.

Provision for income taxes — In the second quarter of fiscal 2020, the Company recorded income tax expense of $10,000 as compared to income tax expense of $23,000 in the second quarter of fiscal 2019. The income tax expense recorded in the second quarter of fiscal 2019 was primarily related to state income tax. See “Note 5 – Income Taxes”.

For the six month period of fiscal 2020, the Company recorded income tax expense of $15,000 as compared to income tax expense of $71,000 for the six month period of fiscal 2019. Although the Company generated net losses during fiscal 2020 and fiscal 2019, it was unable to realize an income tax benefit due to a valuation allowance recorded against its deferred tax assets.

Net (loss) — As a result of the foregoing factors, the Company realized a net loss of $876,000 in the second quarter of fiscal 2020 as compared to a net loss of $595,000 in the second quarter of fiscal 2019.

For the six month period of fiscal 2020, the Company realized a net loss of $1.9 million as compared to a net loss of $1.4 million for the six month period of fiscal 2019.

Liquidity and Capital Resources

As of September 30, 2019, the Company had cash and cash equivalents of approximately $5.1 million, as compared to approximately $23.4 million at September 30, 2018. Working capital decreased to $38.1 million at September 30, 2019 as compared to $43.6 million at September 30, 2018. The decrease in cash and cash equivalents of approximately $18.3 million was due to an increase in short term investments of $14.8 million, the net loss generated during the prior 12 months of $2.9 million, an increase in treasury stock of $1.9 million, a decrease in long term income taxes payable of $0.6 million, an increase in right-of-use assets of $0.5 million and a decrease in accounts payable and other current liabilities of $0.1 million partially offset by a decrease in prepaid purchases of $0.8 million, a decrease in inventory of $0.6 million, a decrease in accounts receivable of $0.4 million, an increase in long term operating lease liabilities of $0.4 million, an increase in short term operating lease liabilities of $0.2 million and a decrease in royalty receivables of $0.1 million.

Cash Flows

Net cash used by operating activities was approximately $1.4 million for the six months ended September 30, 2019, resulting from a $1.9 million net loss generated during the period, a decrease in income taxes payable of $0.2 million, an increase in prepaid expenses and other current assets of $0.2 million, a decrease in deferred revenue of $0.1 million partially offset by a decrease in inventory of $0.9 million and an increase in accounts payable and other liabilities of $0.1 million.

Net cash used by investing activities was approximately $1.4 million for the six months ended September 30, 2019 due to an increase in short term certificates of deposit.

Net cash used by financing activities was nil for the six months ended September 30, 2019.

Sources and Uses of Funds

The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2019, the Company did not have any off-balance sheet arrangements as defined under the rules of the SEC.

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

Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses” (Issued June 2016)

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses” to introduce new guidance for the accounting for credit losses on instruments within its scope. ASU 2016-13 requires among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2022. Early adoption is permitted. The Company does not expect these amendments to have a material impact on its financial statements.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2019, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Beginning in 2018, the United States has imposed additional duties, ranging from 10% to 25%, on a variety of goods imported from China. Effective in September 2018, the Office of the U.S. Trade Representative (“USTR”) imposed tariffs of 10% on approximately $200 billion worth of goods imported from China (“List 3 products”), including categories of products the Company imports from China and increased these tariffs to 25% effective in May 2019. In August 2019, the U.S. administration directed the USTR to increase tariffs on List 3 products from 25% to 30% effective October 2019, which increases were subsequently delayed indefinitely. In May 2019, the USTR proposed imposing additional tariffs of up to 25% on essentially all remaining Chinese-origin imports, including approximately $300 billion worth of goods imported from China (“List 4 products”). Tariffs of 15% were imposed on certain List 4 products effective in September 2019, and the remainder are scheduled to be subject to these tariffs effective in December 2019. The effects on the Company of the recently imposed and proposed tariffs are uncertain because of the dynamic nature of governmental actions and responses, as well as possible exemptions for certain products. If the U.S. and China are able to negotiate the issues to restore a mutually advantageous and fair trading regime, the increased tariffs could be eliminated, but given the uncertainties, there can be no assurance of whether, or when, this will be accomplished. If the recently imposed and proposed tariffs covering the categories of products that the Company imports continue or are increased, and the Company is unable to obtain an exception, it could have a material adverse effect on the Company’s business.

Although the Company is monitoring the trade environment and working to mitigate the possible effect of tariffs through pricing and sourcing strategies, including through proactive management of inventory built up in advance of the recent tariff increases, and may take additional steps, the Company cannot be certain how its customers and competitors will react to the actions taken. Additional tariffs imposed by the United States, and any related counter-measures by China, could increase the Company’s cost of goods and reduce its gross margins. If the Company determines to pass some or all of these new tariff burdens on to its customers as product price increases in the future, the result may be a degradation of the Company’s competitive position and a loss of customers that would adversely affect the Company’s operating performance. However, the ultimate outcome of these tariff actions is not clear at this time, and there can be no assurances that the Company’s mitigation efforts will be successful or that the imposition of any such tariffs or trade actions would not have a material adverse effect on the Company’s revenue, gross margins and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

(a) None

(b) None

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

10.35.1	Retention Letter Agreement dated October 7, 2019, between the Company and Michael Binney.†*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.1+	XBRL Instance Document.

101.2+	XBRL Taxonomy Extension Schema Document.

101.3+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4+	XBRL Taxonomy Extension Definition Linkbase Document.

101.5+	XBRL Taxonomy Extension Label Linkbase Document.

101.6+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	filed herewith
**	furnished herewith
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON RADIO CORP.
(Registrant)

/s/ Duncan Hon
Date: November 14, 2019	Duncan Hon
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Binney
Date: November 14, 2019	Michael Binney
Chief Financial Officer (Principal Financial and Accounting Officer)