Form 10-Q
period 2019-12-31
EMERSON RADIO CORP
filed 2020-02-14
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Indicate the number of shares outstanding of common stock as of February 14, 2020: 21,042,652.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

Net revenues:
Net product sales	$2,038	$2,421	$4,975	$7,040
Licensing revenue	56	120	167	350
Net revenues	2,094	2,541	5,142	7,390
Costs and expenses:
Cost of sales	2,105	2,360	5,404	7,025
Selling, general and administrative expenses	1,152	948	3,208	2,883
	3,257	3,308	8,612	9,908
Operating (loss)	(1,163)	(767)	(3,470)	(2,518)
Other income:
Interest income, net	179	240	638	617
(Loss) before income taxes	(984)	(527)	(2,832)	(1,901)
Provision for income tax expense	4	2	19	73
Net (loss)	(988)	(529)	(2,851)	(1,974)
Basic (loss) per share	$(0.05)	$(0.02)	$(0.14)	$(0.09)
Diluted (loss) per share	$(0.05)	$(0.02)	$(0.14)	$(0.09)
Weighted average shares outstanding
Basic	21,043	21,637	21,043	22,221
Diluted	21,043	21,637	21,043	22,221

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	December 31, 2019	March 31, 2019

ASSETS
Current Assets:
Cash and cash equivalents	$6,498	$7,917
Short term investments	27,964	28,371
Accounts receivable, net	862	604
Inventory	2,587	3,520
Prepaid purchases	89	417
Prepaid expenses and other current assets	416	424
Total Current Assets	38,416	41,253
Non-Current Assets:
Property, plant, and equipment, net	5	6
Deferred tax assets, net	437	448
Right-of-use asset-operating leases	496	—
Right-of-use asset-finance leases	5	—
Other assets	94	154
Total Non-Current Assets	1,037	608
Total Assets	$39,453	$41,861
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	811	545
Short-term operating lease liability	236	—
Short-term finance lease liability	1	—
Income tax payable, current portion	195	250
Deferred revenue	—	165
Total Current Liabilities	1,243	960
Non-Current Liabilities:
Long-term operating lease liability	296	—
Long-term finance lease liability	4	—
Income tax payable	2,033	2,173
Total Non-Current Liabilities	2,333	2,173
Total Liabilities	$3,576	$3,133
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at December 31, 2019 and March 31, 2019, respectively; 21,042,652 shares outstanding at December 31, 2019 and March 31, 2019, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(14,553)	(11,702)
Treasury stock, at cost (31,923,145 shares at December 31, 2019 and March 31, 2019, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	35,877	38,728
Total Liabilities and Shareholders’ Equity	$39,453	$41,861

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2019	2018
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(2,851)	$(1,974)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Amortization of right-of-use assets	36	—
Depreciation and amortization	1	5
Deferred tax assets	11	80
Asset allowances and reserves	18	(177)
Changes in assets and liabilities:
Accounts receivable	(276)	1,312
Royalty receivable	3	(100)
Due to affiliates	—	5
Inventory	933	(1,454)
Prepaid purchases	328	324
Prepaid expenses and other current assets	5	(75)
Other assets	60	(6)
Accounts payable and other current liabilities	266	(167)
Income taxes payable	(195)	(250)
Deferred revenue	(165)	(50)
Net cash (used) by operating activities	(1,826)	(2,527)
Cash Flows From Investing Activities:
Proceeds from sale of short-term investments	1,850	30,079
Purchases of short-term investments	(1,443)	(28,110)
Disposals of property, plant and equipment	—	1
Net cash provided by investing activities	407	1,970
Cash Flows from Financing Activities:
Purchases of treasury stock	—	(2,611)
Net cash (used) by financing activities	—	(2,611)
Net (decrease) in cash and cash equivalents	(1,419)	(3,168)
Cash and cash equivalents at beginning of the period	7,917	25,096
Cash and cash equivalents at end of the period	$6,498	$21,928
Supplemental disclosures:
Cash paid for:
Interest	$—	$—
Income taxes	$199	$277

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2019	$3,310	52,965,797	$529	$79,792	$(11,702)	$(33,201)	$38,728
Net loss	—	—	—	—	(2,851)	—	(2,851)
Balance — December 31, 2019	$3,310	52,965,797	$529	$79,792	$(14,553)	$(33,201)	$35,877

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2018	$3,310	52,965,797	$529	$79,792	$(9,265)	$(30,583)	$43,783
Purchase of treasury stock	—	—	—	—	—	(2,611)	(2,611)
Net loss	—	—	—	—	(1,974)	—	(1,974)
Balance — December 31, 2018	$3,310	52,965,797	$529	$79,792	$(11,239)	$(33,194)	$39,198
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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of December 31, 2019 and the results of operations for the three and nine month periods ended December 31, 2019 and December 31, 2018. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2019 (“fiscal 2019”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2019.

The results of operations for the three and nine month periods ended December 31, 2019 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ending March 31, 2020 (“fiscal 2020”).

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

Accounting Standards Update 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” (Issued December 2019)

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. This standard is required to take effect in the Company’s first quarter (June 2021) of our fiscal year ending March 31, 2022. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

Numerator:
Net (loss)	$(988)	$(529)	$(2,851)	$(1,974)
Denominator:
Denominator for basic and diluted earnings per share — weighted average shares	21,043	21,637	21,043	22,221
Net (loss) per share:
Basic and diluted (loss) per share	$(0.05)	$(0.02)	$(0.14)	$(0.09)

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at December 31, 2019 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At December 31, 2019, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of December 31, 2019 and March 31, 2019, inventories consisted of the following (in thousands):

	December 31, 2019	March 31, 2019
Finished goods	$2,587	$3,520

NOTE 5 — INCOME TAXES

At December 31, 2019, the Company had $5.9 million of U.S. federal net operating loss (“NOL”) carry forwards. These losses do not expire but are limited to utilization of 80% of taxable income in any one year. At December 31, 2019, the Company had approximately $13.2 million of U.S. state net operating loss carry forwards. The tax benefits related to these state net operating loss carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized. The income of foreign subsidiaries before taxes was $393,000 for the quarter ended December 31, 2019 as compared to income before taxes of $215,000 for the quarter ended December 31, 2018.

The Company analyzed the future reasonability of recognizing its deferred tax assets at December 31, 2019. As a result, the Company concluded that a valuation allowance of approximately $2,100,000 would be recorded against the assets.

Although the Company generated a net operating loss, it recorded income tax expense of approximately $4,000 during the three months ended December 31, 2019, primarily resulting from state income taxes. During the three months ended December 31, 2018, the Company recorded income tax expense of $2,000. During the nine months ended December 31, 2019, the Company recorded income tax expense of $19,000 and for the nine months ended December 31, 2018, the Company recorded income tax expense of $73,000.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of December 31, 2019, the Company’s open tax years for examination for U.S. federal tax are 2016-2018, and for U.S. states’ tax are 2015-2018. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

NOTE 6 — RELATED PARTY TRANSACTIONS

From time to time, Emerson engages in business transactions with its controlling shareholder, Nimble Holdings Company Limited (“Nimble”), formerly known as The Grande Holdings Limited (“Grande”), and one or more of Nimble’s direct and indirect subsidiaries. Set forth below is a summary of such transactions.

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the SEC on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of December 31, 2019. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

Related Party Transactions

      Charges of rental and utility fees on office space in Hong Kong

During the three and nine months ended December 31, 2019, the Company was billed approximately $44,000 and $131,000 respectively, for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board.  As of December 31, 2019 the Company owed nil to VACL related to these charges.

During both the three and nine months ended December 31, 2019, the Company was billed approximately $6,000 for its share of installation charges related to an air conditioning system from Lafe Strategic Services Ltd (“LSSL”), which is a company related to the Company’s Chairman of the Board. As of December 31, 2019 the Company owed nil to LSSL related to these charges.

NOTE 7 — SHORT TERM INVESTMENTS

At December 31, 2019 and March 31, 2019, the Company held short term investments totaling $28.0 million and $28.4 million, respectively. These investments were comprised of bank certificates of deposit, which bear an interest rate of approximately 1.93% and will mature in March 2020.

NOTE 8 — CONCENTRATION RISK

Customer Concentration

For the three months ended December 31, 2019, the Company’s three largest customers accounted for approximately 88% of the Company’s net revenues, of which Walmart accounted for 45%, Amazon accounted for 30% and Fred Meyer accounted for 13%.

For the nine months ended December 31, 2019, the Company’s three largest customers accounted for approximately 80% of the Company’s net revenues, of which Walmart accounted for 44%, Amazon accounted for 24% and Fred Meyer accounted for 12%.

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

Product Concentration

For the three and nine months ended December 31, 2019, the Company’s gross product sales were comprised of two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 28% and 36%, respectively, of the Company’s gross product sales. Audio products generated approximately 64% and 59%, respectively, of the Company’s gross product sales.

For the three and nine months ended December 31, 2018, the Company’s gross product sales were comprised of the same two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 28% and 39%, respectively, of the Company’s gross product sales. Audio products generated approximately 67% and 56%, respectively, of the Company’s gross product sales.

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top two customers accounted for 47% and 30% as of December 31, 2019, respectively. As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top two customers accounted for 47% and 29% as of March 31, 2019, respectively. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

Supplier Concentration

During the three and nine months ended December 31, 2019, the Company procured approximately 90% and 86% of its products for resale from its two largest factory suppliers, of which 48% and 52%, respectively, was supplied by its largest supplier. During the three and nine months ended December 31, 2018, the Company procured approximately 96% and 90% of its products for resale from its two largest factory suppliers, of which 86% and 72%, respectively, was supplied by its largest supplier.

NOTE 9 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of three to five years. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during the quarter ended December 31, 2019 to indicate that a reassessment or re-measurement of our existing leases was required. There were also no impairment indicators identified during the quarter ended December 31, 2019 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.

As of December 31, 2019, the Company’s current operating and finance lease liabilities were $236,000 and $1,000, respectively and its non-current operating and finance lease liabilities were $296,000 and $4,000, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of December 31, 2019 was $496,000 and $5,000, respectively.

The components of lease costs, which were included in operating expenses in the Company’s condensed consolidated statements of operations, were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Lease cost
Operating lease cost	$63	$—	$190	$—
Finance lease cost	—	—	—	—
Amortization of right-of-use assets	—	—	—	—
Interest on lease liabilities	—	—	—	—
Variable lease costs	—	—	—	—
Total lease cost	63	—	190	—

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	66	—	197	—
Operating cash flows from finance leases	—	—	—	—
Financing cash flows from finance leases	—	—	1	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	650	—
Finance leases	—	—	5	—

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of December 31, 2019	As of December 31, 2018
Operating leases	28.6	—
Finance leases	53.2	—

Weighted average discount rate
Operating leases	7.50%	—
Finance leases	7.50%	—

As of December 31, 2019 the maturities of lease liabilities were as follows:
(in thousands)	Operating Leases	Finance Leases

2019 (excluding the 3 months ended March 31, 2019)	$67	$-
2020	266	1
2021	162	1
2022	84	1
2023	—	1
Thereafter	—	1
Total lease payments	$579	$5
Less: Imputed interest	(47)	—
Total	$532	$5

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

All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through the Company’s use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the Company’s ability to generate sufficient revenue to achieve and maintain profitability;
•	the Company’s ability to obtain new customers and retain key existing customers, including the Company’s ability to maintain purchase volumes of the Company’s products by its key customers;
•	the Company’s ability to obtain new licensees and distribution relationships and maintain relationships with its existing licensees and distributors;
•	the Company’s ability to resist price increases from its suppliers or pass through such increases to its customers;
•	changes in consumer spending for retail products, such as the Company’s products, and in consumer practices, including sales over the Internet;
•	the Company’s ability to maintain effective internal controls or compliance by its personnel with such internal controls;
•	the Company’s ability to successfully manage its operating cash flows to fund its operations;
•	the Company’s ability to anticipate market trends, enhance existing products or achieve market acceptance of new products;
•	the Company’s ability to accurately forecast consumer demand and adequately manage inventory;
•	the Company’s dependence on a limited number of suppliers for its components and raw materials;
•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;
•	the ability of third party sales representatives to adequately promote, market and sell the Company’s products;
•	the Company’s ability to maintain, protect and enhance its intellectual property;
•	the effects of competition;
•	the Company’s ability to distribute its products in a timely fashion, including as a result of labor disputes and public health threats;
•	evolving cybersecurity threats to the Company’s information technology systems or those of its customers or suppliers;
•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;
•	changes in accounting policies, rules and practices;
•	changes in tax rules and regulations or interpretations;
•	changes in U.S. and foreign trade regulations and tariffs, including potential increases of tariffs on goods imported into the U.S., and uncertainty regarding the same;

•	limited access to financing or increased cost of financing;
•	the effects of currency fluctuations between the U.S. dollar and Chinese renminbi relative to the dollar and increases in costs of production in China; and
•	the other factors listed under “Risk Factors” in the Company’s Form 10-K, as amended, for the fiscal year ended March 31, 2019 and other filings with the SEC.

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

Results of Operations

The following table summarizes certain financial information for the three and nine month periods ended December 31, 2019 (fiscal 2020) and December 31, 2018 (fiscal 2019) (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net product sales	$2,038	$2,421	$4,975	$7,040
Licensing revenue	56	120	167	350
Net revenues	2,094	2,541	5,142	7,390
Cost of sales	2,105	2,360	5,404	7,025
Selling, general and administrative expenses	1,152	948	3,208	2,883
Operating (loss)	(1,163)	(767)	(3,470)	(2,518)
Interest income, net	179	240	638	617
(Loss) before income taxes	(984)	(527)	(2,832)	(1,901)
Provision for income taxes	4	2	19	73
Net (loss)	$(988)	$(529)	$(2,851)	$(1,974)

Net product sales — Net product sales for the third quarter of fiscal 2020 were $2.0 million as compared to $2.4 million for the third quarter of fiscal 2019, a decrease of $0.4 million, or 15.8%. The Company’s sales during the third quarters of fiscal 2020 and fiscal 2019 were highly concentrated among the Company’s three largest customers – Wal-Mart, Amazon.com and Fred Meyer – where net product sales comprised approximately 90% and 94%, respectively, of the Company’s total net product sales.

Net product sales for the nine month period of fiscal 2020 were $5.0 million as compared to $7.0 million for the nine month period of fiscal 2019, a decrease of $2.0 million, or 29.3%. The Company’s sales during the nine month periods of fiscal 2020 and fiscal 2019 were highly concentrated among the Company’s three largest customers – Wal-Mart, Amazon.com and Fred Meyer – where net product sales comprised approximately 83% and 84%, respectively, of the Company’s total net product sales.

Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately nil and $6,000 for the third quarters of fiscal 2020 and fiscal 2019, respectively, and approximately nil and $15,000 for the nine month periods of fiscal 2020 and fiscal 2019, respectively. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)

Houseware products: Net sales decreased $0.1 million, or 12.1%, to $0.6 million in the third quarter of fiscal 2020 as compared to $0.7 million in the third quarter of fiscal 2019, driven by a decrease in year-over-year sales of microwave ovens. For the nine month period of fiscal 2020, houseware net product sales were $1.9 million, a decrease of $1.0 million, or 35.0%, from $2.9 million for the nine month period of fiscal 2019, principally driven by a model discontinuation by one of the Company’s key customers, which accounted for a decrease of approximately $0.5 million in year-over-year sales.

ii)

Audio products: Net sales were $1.4 million in the third quarter of fiscal 2020 as compared to $1.7 million in the third quarter of fiscal 2019, a decrease of $0.3 million, or 17.8%, resulting from decreased net sales of clock radios. For the nine month period of fiscal 2020, audio product net sales were $3.0 million, a decrease of $1.0 million or 25.3%, from $4.0 million in the nine month period of fiscal 2019 resulting from decreased net sales of clock radios.

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

Emerson’s success is dependent on its ability to anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and sourcing new products that are profitable to the Company. Geo-political factors may also affect demand for the Company’s products, which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The Company expects that recently imposed and proposed U.S. tariffs on categories of products that the Company imports from China and China’s retaliatory tariffs on certain goods imported from the United States, as well as modifications to international trade policy, will affect its product costs going forward. If no mitigation steps are taken, or the mitigation is unsuccessful, the combination of tariffs will result in significantly increased annualized costs to the Company as all of the Company’s products are currently manufactured by suppliers in China. Although the Company is monitoring the trade environment and working to mitigate the possible effect of tariffs with its suppliers as well as its customers through pricing and sourcing strategies, including drawing down inventory built up in advance of the recent tariff increases, the Company cannot be certain how its customers and competitors will react to the actions taken. At this time the Company is unable to quantify possible effects on its costs arising from the new tariffs, which are expected to increase the Company’s inventory costs and associated costs of sales as tariffs are incurred, and some costs may be passed through to the Company’s customers as product price increases in the future. However, if the Company is unable to successfully pass through the additional costs or otherwise mitigate the effects of these tariffs, or if the higher prices reduce demand for the Company’s products, it will have a negative effect on the Company’s product sales and gross margins. In addition, public health threats, such as the coronavirus, influenza and other highly communicable diseases or viruses, could adversely affect our operations and the operations and production capabilities of our suppliers in China, including as a result of quarantine or closure. The extent to which the recent coronavirus outbreak in China and other countries may affect our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its effects, among others. For more information on risks associated with the Company’s operations, including tariffs, please see the risk factors within Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2019, as updated in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

Licensing revenue — Licensing revenue in the third quarter of fiscal 2020 was $56,000 as compared to $120,000 in the third quarter of fiscal 2019, a decrease of $64,000, or 53.3%. The year-over-year decrease can be attributed to the non-renewal of one of the Company’s licensees which expired in December 2018.

Licensing revenue for the nine month period of fiscal 2020 was $167,000 as compared to $350,000 for the nine month period of fiscal 2019, a decrease of $183,000, or 52.3%. The year-over-year decrease can be attributed to the non-renewal of one of the Company’s licensees which expired in December 2018.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $2.1 million in the third quarter of fiscal 2020 as compared to $2.5 million in the third quarter of fiscal 2019, a decrease of $0.4 million, or 17.6% and $5.1 million for the nine month period of fiscal 2020 as compared to $7.4 million for the nine month period of fiscal 2019, a decrease of $2.3 million or 30.4%.

Cost of sales — In absolute terms, cost of sales decreased $0.3 million, or 10.8%, to $2.1 million in the third quarter of fiscal 2020 as compared to $2.4 million in the third quarter of fiscal 2019. The decrease in absolute terms for the third quarter of fiscal 2020 as compared to the third quarter of fiscal 2019 was primarily related to decreased net product sales and by lower year-over-year gross cost of sales as a percentage of gross sales.

In absolute terms, cost of sales decreased $1.6 million, or 23.1%, to $5.4 million for the nine month period of fiscal 2020 as compared to $7.0 million for the nine month period of fiscal 2019. The decrease in absolute terms for the nine month period of fiscal 2020 as compared to the nine month period of fiscal 2019 was primarily related to decreased net product sales and by lower year-over-year gross cost of sales as a percentage of gross sales.

The Company purchases the products it sells from a limited number of factory suppliers. For the third quarter of fiscal 2020 and fiscal 2019, the Company purchased 90% and 96%, respectively, from its two largest suppliers. For the nine month period of fiscal 2020 and fiscal 2019, the Company purchased 86% and 90%, respectively, from its two largest suppliers.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, in absolute terms, was $1.1 million in the third quarter of fiscal 2020 as compared to $0.9 million in the third quarter of fiscal 2019, an increase of $0.2 million, or 21.5%. S,G&A, as a percentage of net revenues, was 55.0% in the third quarter of fiscal 2020 as compared to 37.3% in the third quarter of fiscal 2019. The increase in S,G&A was attributed to legal fees.

S,G&A, in absolute terms, was $3.2 million for the nine month period of fiscal 2020 as compared to $2.9 million for the nine month period of fiscal 2019, an increase of $0.3 million, or 11.3%. S,G&A, as a percentage of net revenues, was 62.4% for the nine month period of fiscal 2020 as compared to 39.0% for the nine month period of fiscal 2019. The increase in S,G&A was primarily attributed to legal fees.

Interest income, net — Interest income, net, was $179,000 in the third quarter of fiscal 2020 as compared to $240,000 in the third quarter of fiscal 2019, a decrease of $61,000. The decrease was primarily due to lower average interest rates earned on the Company’s short term investments.

Interest income, net, was $638,000 for the nine month period of fiscal 2020 as compared to $617,000 for the nine month period of fiscal 2019, an increase of $21,000. The increase was primarily due to higher investments in interest bearing accounts but lower average interest rates earned on the Company’s short term investments.

Provision for income taxes — In the third quarter of fiscal 2020, the Company recorded income tax expense of $4,000 as compared to income tax expense of $2,000 in the third quarter of fiscal 2019. See “Note 5 – Income Taxes”.

For the nine month period of fiscal 2020, the Company recorded income tax expense of $19,000 as compared to income tax expense of $73,000 for the nine month period of fiscal 2019. See “Note 5 – Income Taxes”.

Although the Company generated net losses during fiscal 2020 and fiscal 2019, it was unable to realize an income tax benefit due to valuation allowances recorded against its deferred tax assets.

Net (loss) — As a result of the foregoing factors, the Company realized a net loss of $988,000 in the third quarter of fiscal 2020 as compared to a net loss of $529,000 in the third quarter of fiscal 2019.

For the nine month period of fiscal 2020, the Company realized a net loss of $2.9 million as compared to a net loss of $2.0 million for the nine month period of fiscal 2019.

Liquidity and Capital Resources

As of December 31, 2019, the Company had cash and cash equivalents of approximately $6.5 million as compared to approximately $7.9 million at March 31, 2019. Working capital decreased to $37.2 million at December 31, 2019 as compared to $40.3 million at March 31, 2019. The decrease in cash and cash equivalents of approximately $1.4 million was due to the net loss generated during the period of $2.8 million, an increase in right-of-use assets of $0.5 million, an increase in accounts receivable of $0.3 million and a decrease in deferred revenue of $0.2 million partially offset by a decrease in inventory of $0.9 million, a decrease in short term investments of $0.4 million, a decrease in prepaid purchases of $0.3 million, an increase in long term operating lease liabilities of $0.3 million, a decrease in accounts payable and other current liabilities of $0.3 million and an increase in short term operating lease liabilities of $0.2 million.

Cash Flows

Net cash used by operating activities was approximately $1.8 million for the nine months ended December 31, 2019, resulting from a $2.8 million net loss generated during the period, an increase in accounts receivable of $0.3 million, a decrease in income taxes payable of $0.2 million and a decrease in deferred revenue of $0.1 million partially offset by a decrease in inventory of $0.9 million, a decrease in prepaid expenses and other current assets of $0.3 million, an increase in accounts payable and other liabilities of $0.3 million and a decrease in other assets of $0.1 million.

Net cash provided by investing activities was approximately $0.4 million for the nine months ended December 31, 2019 due to a decrease in short term certificates of deposit.

Net cash used by financing activities was nil for the nine months ended December 31, 2019.

Sources and Uses of Funds

The Company’s principal existing sources of cash are generated from operations. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2019, the Company did not have any off-balance sheet arrangements as defined under the rules of the SEC.

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

Accounting Standards Update 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” (Issued December 2019)

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. This standard is required to take effect in the Company’s first quarter (June 2021) of our fiscal year ending March 31, 2022. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2019, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•

outbreaks of public health threats, such as the coronavirus, influenza and other highly communicable diseases or viruses, affecting the production capabilities of the Company’s suppliers, including as a result of quarantines or closures;

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

Beginning in 2018, the United States has imposed additional duties, ranging from 10% to 25%, on a variety of goods imported from China. Effective in September 2018, the Office of the U.S. Trade Representative (“USTR”) imposed tariffs of 10% on approximately $200 billion worth of goods imported from China (“List 3 products”), including categories of products the Company imports from China and increased these tariffs to 25% effective in May 2019. In August 2019, the U.S. administration directed the USTR to increase tariffs on List 3 products from 25% to 30% effective October 2019, which increases were subsequently delayed indefinitely. In May 2019, the USTR proposed imposing additional tariffs of up to 25% on essentially all remaining Chinese-origin imports, including approximately $300 billion worth of goods imported from China (“List 4 products”). Tariffs of 15% were imposed on certain List 4 products effective in September 2019 (“List 4A products”), and the remainder were scheduled to be subject to these tariffs effective in December 2019 (“List 4B products”). In January 2020, the United States and China signed a Phase One Economic and Trade Agreement, pursuant to which the tariff increases on the List 4B products remained suspended and the rate of additional tariffs on the List 4A products was reduced to 7.5%, while all other tariffs remain in place. The effects on the Company of the recently imposed and proposed tariffs are uncertain because of the dynamic nature of governmental actions and responses, as well as possible exemptions for certain products. If the U.S. and China are able to negotiate the issues to restore a mutually advantageous and fair trading regime, the increased tariffs could be eliminated, but given the uncertainties, there can be no assurance of whether, or when, this will be accomplished. If the recently imposed and proposed tariffs covering the categories of products that the Company imports continue or are increased, and the Company is unable to obtain an exception, it could have a material adverse effect on the Company’s business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

(a) None

(b) None

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

10.35.1

Retention Letter Agreement dated October 7, 2019, between the Company and Michael Binney (incorporated by reference to Exhibit 10.35.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).†

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

EMERSON RADIO CORP.
(Registrant)

/s/ Duncan Hon
Date: February 14, 2020	Duncan Hon
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Binney
Date: February 14, 2020	Michael Binney
Chief Financial Officer (Principal Financial and Accounting Officer)