Form 10-K
period 2020-03-31
EMERSON RADIO CORP
filed 2020-06-26
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO.

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2019 (computed by reference to the last reported sale price of the Common Stock on the NYSE American on such date): $5,729,777.

Number of Common Shares outstanding at June 26, 2020: 21,042,652

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of the Form 10-K
Proxy Statement for Annual Meeting of Stockholders for the fiscal year ended March 31, 2020, or an amendment to this Annual Report on Form 10-K	Part III

PART I

Forward-Looking Information

This report contains forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company’s control, and which may cause its actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through the use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•

the ongoing effects of the coronavirus (COVID-19) pandemic-related business disruption and economic uncertainty on both the Company’s projected customer demand and supply chain, as well as its operations and financial performance;

•	the Company’s ability to generate sufficient revenue to achieve and maintain profitability;
•	the Company’s ability to obtain new customers and retain key existing customers, including the Company’s ability to maintain purchase volumes of the Company’s products by its key customers;
•	the Company’s ability to obtain new licensees and distribution relationships and maintain relationships with its existing licensees and distributors;
•	the Company’s ability to resist price increases from its suppliers or pass through such increases to its customers;
•	changes in consumer spending for retail products, such as the Company’s products, and in consumer practices, including sales over the Internet;
•	the Company’s ability to maintain effective internal controls or compliance by its personnel with such internal controls;
•	the Company’s ability to successfully manage its operating cash flows to fund its operations;
•	the Company’s ability to anticipate market trends, enhance existing products or achieve market acceptance of new products;
•	the Company’s ability to accurately forecast consumer demand and adequately manage inventory;
•	the Company’s dependence on a limited number of suppliers for its components and raw materials;
•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;
•	the Company’s dependence on a third party logistics provider for the storage and distribution of its products in the United States;
•	the ability of third party sales representatives to adequately promote, market and sell the Company’s products;
•	the Company’s ability to maintain, protect and enhance its intellectual property;
•	the effects of competition;
•	the Company’s ability to distribute its products in a timely fashion, including as a result of labor disputes and public health threats and social unrest;
•	evolving cybersecurity threats to the Company’s information technology systems or those of its customers or suppliers;
•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;
•	changes in accounting policies, rules and practices;
•	changes in tax rules and regulations or interpretations;
•	changes in U.S. and foreign trade regulations and tariffs, including potential increases of tariffs on goods imported into the U.S., and uncertainty regarding the same;
•	limited access to financing or increased cost of financing;

•	the effects of currency fluctuations between the U.S. dollar and Chinese renminbi relative to the dollar and increases in costs of production in China; and
•	the other factors listed under “Risk Factors” in this Annual Report on Form 10-K and other filings with the SEC.

Furthermore, the situation surrounding the COVID-19 pandemic remains fluid and the potential for a material impact on the Company’s results of operations and financial condition increases the longer the COVID-19 pandemic affects activity levels in the United States and globally. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on its business, results of operations or financial position. The extent of any impact will depend on future developments, including the duration of the outbreak, duration of the measures taken to control the spread, the effectiveness of actions taken to contain and treat the disease, and demand for the Company’s products.

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

In fiscal 2020, Walmart accounted for approximately 44%, Amazon.com accounted for approximately 25%, and Fred Meyer accounted for approximately 11% of the Company’s net revenues. In fiscal 2019, Walmart accounted for approximately 50%, Amazon.com accounted for approximately 16%, and Fred Meyer accounted for approximately 13% of the Company’s net revenues. No other customer accounted for more than 10% of net revenues in either period. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Walmart and Amazon.com accounted for 45% and 45% as of March 31, 2020, respectively. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Walmart and Amazon.com accounted for 47% and 29% as of March 31, 2019, respectively. Management believes that a loss, or a significant reduction, of sales to any of its key customers would have a material adverse effect on the Company’s business and results of operations.

Approximately 87% and 96% of the Company’s net revenues in fiscal 2020 and 2019, respectively, were made through third-party sales representative organizations that receive sales commissions and work in conjunction with the Company’s own sales personnel. With the Company’s permission, third-party sales representative organizations may sell competitive products in addition to the Company’s products. In most instances, either party may terminate a sales representative relationship on 30 days prior notice by the Company and 90 days prior notice by the sales representative organization in accordance with customary industry practice. In fiscal 2020, the Company utilized 6 sales representative organizations, including one which represented approximately 42% of its net revenues, another which represented 21% and a third which represented 16% of its net revenues. In fiscal 2019, the Company utilized 6 sales representative organizations, including one which represented approximately 55% and another which represented 32% of its net revenues. No other sales representative organization accounted for more than 10% of net revenues in fiscal 2020 or fiscal 2019. The remainder of the Company’s sales is to customers that are serviced by its sales personnel. The loss or reduction of product sales made through third party sales representative organizations could have a material adverse effect on the Company’s business and results of operations. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.

The Company primarily sells product to customers from its United States warehoused inventory, which is referred to as the Domestic Program. Under the Domestic Program, title for product typically passes at the time of shipment. The Company’s Direct Import Program allows its customers to import and receive product directly from an export port in the country of manufacture outside the United States. Under the Direct Import Program, title for the Company’s product passes to the customer in the country of origin when the product is shipped by the Company’s subsidiary in China. Under both programs, the Company recognizes revenues at the time title passes to the customer as this is when the Company satisfies its performance obligation under the contracts with its customers. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During fiscal 2020 and 2019, less than 1% of the Company’s net product sales were sold under the Direct Import Program.

The Company also sells product through third party online marketplaces to broaden its brand reach. The Company’s website serves as an additional sales channel for products, and provides search capability, detailed product information, online merchant availability, demo videos and downloadable product specification sheets. Sales through Amazon.com accounted for approximately 25% and 16% of the Company’s net revenues in fiscal 2020 and 2019, respectively. The Company expects sales through online marketplaces to continue to be a growth initiative for its business.

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

Design and Manufacturing

The Company’s products are manufactured by original equipment manufacturers in accordance with the Company’s specifications. During fiscal 2020 and 2019, 100% of the Company’s product purchases consisted of finished goods from foreign manufacturers located in People’s Republic of China.

The Company’s design team is responsible for product development and works closely with suppliers and determines the cosmetic and other features for new products. Accordingly, the exterior designs and operating features of the products reflect the Company’s judgment, or that of its customers, of current styles and consumer preferences.

The following summarizes the Company’s purchases from its major product suppliers that accounted for more than 10% of the Company’s total product purchases in fiscal 2020 and 2019:

	Fiscal Year
Supplier	2020	2019
Itoma	50%	71%
Midea	37%	19%
Total	87%	90%
* All other suppliers were less than 10%

The Company considers its relationships with its suppliers to be satisfactory and believes that, barring any unusual material or part shortages or economic, fiscal or monetary conditions, the Company could develop alternative suppliers. No assurance can be given that ample supply of product would be available at current prices and on current credit terms if the Company were required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts (See Item 1A — “Risk Factors — Business Related Risks — The Company depends on a limited number of suppliers for its products. If its relationships with such suppliers terminate or are otherwise impaired, the Company would likely experience increased costs, disruptions in the manufacture and shipment of its products and a material loss of net sales” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)

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

Government Regulation

Pursuant to the Tariff Act of 1930, as amended, the Trade Act of 1974 and regulations promulgated there under, the United States government charges tariff duties, excess charges, assessments and penalties on many imports. These regulations are subject to continuous change and revision by government agencies and by action of the United States Trade Representative. As all of the Company’s products are currently manufactured by suppliers in China, the enactment of new legislation or the administration of current international trade regulations or executive action affecting trade agreements, changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements or changes in sourcing patterns could adversely affect the Company’s operations. See Item 1A — “Risk Factors — Business Related Risks — Foreign regulations and changes in trade policies and the political, social and economic conditions in the United States and the foreign countries in which the Company operates its business could affect the Company’s revenues and earnings materially and adversely” and Item 1A — “Risk Factors — Business Related Risks — Tariffs or other restrictions placed on the Company’s products imported into the United States from China, or any related countermeasures taken by China, could have a material adverse effect on the Company’s business, profitability and results of operations.” A number of states have adopted statutes regulating the manner of determining the amount of payments to independent service centers performing warranty service on products such as those sold by the Company. Additional Federal legislation and regulations regarding the importation of consumer electronics products, including the products marketed by the Company, have been proposed from time to time and, if enacted into law, could adversely affect the Company’s financial condition and results of operations.

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

Employees

As of June 3, 2020, the Company had 22 employees, comprised of 10 in the United States and 12 in China. None of the Company’s employees are represented by unions, and the Company believes its labor relations are good.

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

Business Related Risks

The Company’s business has been and is expected to continue to be adversely affected by the ongoing COVID-19 pandemic.

The Company is closely monitoring the effects of the global COVID-19 pandemic on all aspects of its operations and regions, including the effect on its consumers, employees, trade customers, suppliers and distribution channels. The pandemic has created significant business disruption and economic uncertainty, which has adversely affected the Company’s supply chain, distribution channels and consumer demand for its products, and has already directly and indirectly affected the Company’s business and operating results. However, the full extent of its impact will depend on future developments that are uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain or treat its effects, among others. The ultimate impact of the COVID-19 pandemic, or any other health epidemic, is highly uncertain and subject to change not only with the spread of the disease, but also with the scope and timing of governmental, regulatory, fiscal, monetary and public health responses.

As COVID-19 continues to spread, the Company’s business operations could be further disrupted or delayed. The pandemic has already resulted in, and may continue to result in, work stoppages, slowdowns and delays, travel restrictions, event cancellation, and other factors that cause an increase in costs or order cancellations, reductions or delays. For example, the Company’s supply chain has been and may in the future be adversely affected with production delays, service disruptions or limited manufacturing volumes associated with shutdowns of factories, logistics providers and shippers or reduced numbers of workers or working hours in the respective facilities, limits on component supplies and diminished capability to implement engineering and design changes in a timely manner. In addition, quarantines, stay at home orders and other travel limitations (whether voluntary or required) may impede the Company’s employees’ ability to efficiently conduct research and development activities or oversee manufacturing and shipping activities, which may slow innovation, lead to higher costs, logistics disruptions or delays in delivering to the Company’s distribution channels and customers . Further, if the spread of the COVID-19 pandemic continues and the Company’s operations continue to be adversely affected, the Company risks a delay, default, violation and/or non-compliance under existing agreements. Many of these effects may not be covered by the Company’s existing insurance coverages.

The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, has had and may continue to have a material economic effect on the Company’s business. For example, the pandemic and related measures taken to limit the spread of disease has resulted in higher unemployment and greater economic uncertainty, which may adversely affect consumer purchasing behavior. Consumer fears about becoming ill with the disease may continue, which will adversely affect traffic to retail stores selling the Company’s products. Consumer spending generally may also be negatively affected by general macroeconomic conditions and consumer confidence, including the effects of the current recession, resulting from the COVID-19 pandemic. This may negatively affect sales of the Company’s products at retail stores and online marketplace channels and through the Company’s licensing agreements. Any significant reduction in consumer visits to, or spending at, retail stores, caused by COVID-19, and any decreased spending at stores or online caused by decreased consumer confidence and spending following the pandemic, would result in a loss of sales of the Company’s products and profits and other material adverse effects.

While the potential economic effects and the duration of the COVID-19 pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets. In addition, the current recession has, and a depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect the Company’s business and the market value of its common stock. The Company does not yet know the full extent of potential delays or impacts on its business, its industry or the global economy as a whole, and the Company cannot predict the effects that COVID-19 pandemic-related business disruptions and economic uncertainty will have on its customers, suppliers, consumers, and each of their financial conditions. However, any material effect on these parties could further adversely affect the Company’s financial condition and results of operations. Additionally, while significant efforts are underway to slow the spread of COVID-19, develop vaccines and therapeutics, it is unclear when or whether progress in any of those areas will translate into an economic recovery that will restore consumer confidence and accelerate consumer spending. The effect of the COVID-19 pandemic may also exacerbate other risks discussed in this “Risk Factors” section, any of which could have a material adverse effect on the Company’s business and financial condition. Accordingly, given that the potential of these effects of the COVID-19 pandemic on the Company’s operations has been and will likely continue to be material, the Company will continue to monitor the situation closely.

The Company relies on a small number of key customers for the majority of its business, and the loss or significant reduction in business with any of these key customers would materially and adversely affect the Company’s revenues and earnings.

Certain customers have historically made up a significant percentage of the Company’s product sales and net revenues. For the fiscal year ended March 31, 2020, Walmart, Amazon.com and Fred Meyer accounted for approximately 44%, 25% and 11%, respectively, of the Company’s net revenues. For the fiscal year ended March 31, 2019, Walmart, Amazon.com and Fred Meyer accounted for approximately 50%, 16% and 13%, respectively, of the Company’s net revenues. The Company expects that its online marketplaces will increasingly represent a significant portion of the Company’s product sales going forward. No other customer accounted for more than 10% of the Company’s net revenues during these periods. All customer purchases are made through purchase orders and the Company does not have any long-term contracts with its customers. Accordingly, sales from customers that have accounted for a significant portion of the Company’s net product sales and net revenues in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period, which has happened in the past and could happen in the future. Some of the Company’s key customers may also experience economic difficulties or otherwise default on their obligations to the Company. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of the Company’s key customers would cause a material and adverse change in the Company’s revenues and operating results.

The Company is dependent on a limited number of products for its sales.

The Company derives a substantial portion of its product revenues from a limited number of products, and the Company expects these products to continue to account for a large percentage of its product revenues in the near term. For the twelve months ended March 31, 2020, the Company’s gross product sales were comprised principally of four product types within two categories — housewares products and audio products — and microwave ovens, which product type is within the housewares category — generated approximately 35% of the Company’s gross product sales. Audio products generated approximately 61% of the Company’s gross product sales during fiscal 2020. For the twelve months ended March 31, 2019, the Company’s gross product sales were comprised principally of the same four product types within the same two categories — housewares products and audio products — and microwave ovens, which product type is within the housewares category, generated approximately 39% of the Company’s gross product sales. Audio products generated approximately 57% of the Company’s gross product sales during fiscal 2019. Because the market for these product types and categories is characterized by periodic new product introductions, the Company’s future financial performance will depend, in part, on the successful and timely development and customer acceptance of new and enhanced versions of these product types and other products distributed by the Company. There can be no assurance that the Company will continue to be successful in marketing these product types within these categories or any other new or enhanced products. For example, certain of the Company’s key customers perform periodic line reviews to assess their product offerings, which have in the past and may in the future lead to loss of business and pricing pressures. As a result of this dependence, a significant decline in pricing of, or market acceptance of these product types and categories, either in general or specifically as marketed by the Company, would have a material adverse effect on the Company’s business, financial condition and results of operation.

The loss or reduction of business of one or a combination of its houseware and audio product lines could materially adversely affect the Company’s revenues, financial condition and results of operations.

If the Company’s third party sales representatives fail to adequately promote, market and sell the Company’s products, the Company’s revenues could significantly decrease.

A significant portion of the Company’s product sales are made through third party sales representative organizations, whose members are not employees of the Company. The Company’s level of sales depends on the effectiveness of these organizations, as well as the effectiveness of its own employees. Some of these third party representatives may sell (and do sell), with the Company’s permission, competitive products of third parties as well as the Company’s products. During the Company’s fiscal years ended March 31, 2020 and March 31, 2019, these organizations were responsible for approximately 87% and 96%, respectively, of its net revenues during such periods. In addition, one of these representative organizations was responsible for a significant portion of these revenues. If any of the Company’s third party sales representative organizations engaged by the Company, especially the Company’s largest, fails to adequately promote, market and sell its products, the Company’s revenues could be significantly decreased until a replacement organization or distributor could be retained by the Company, which has happened in the past and could happen in the future. The loss or reduction of product sales made through third party sales representative organizations could have a material adverse effect on the Company’s business and results of operations. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.

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

The Company does not have any long-term or exclusive purchase commitments with any of its suppliers. Itoma was the Company’s largest supplier and accounted for 50% of the Company’s purchases of products during fiscal 2020. The Company’s failure to maintain existing relationships with its suppliers or to establish new relationships on similar pricing and credit terms in the future could negatively affect the Company’s ability to obtain products in a timely manner. If the Company is unable to obtain an ample supply of product from its existing suppliers or secure alternative sources of supply, it may be unable to satisfy its customers’ orders, which could materially and adversely affect the Company’s revenues and relationships with its customers. Finding replacement suppliers could be a time consuming process during which the Company’s revenues and liquidity could be negatively impacted.

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

The Company’s ability to provide high quality customer service, process and fulfill orders, and manage inventory depends on the efficient and uninterrupted operation and timely and uninterrupted performance of its suppliers. The Company can provide no assurances that it will not experience operational difficulties with its suppliers, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs, increased lead times or production shutdowns or production slowdowns due to social distancing guidelines or issues with absenteeism related to the COVID-19 pandemic, which have and could in the future result in increased costs and decreased efficiency. If the Company is unable to obtain products from these factories in the required quantities and quality and in a timely fashion, the Company could experience delays or reductions in product shipments to its customers, which could negatively affect the Company’s ability to meet the requirements of its customers, as well as its relationships with its customers, which in turn could materially and adversely affect the Company’s revenues and operating results.

All the Company’s suppliers are based in China and as a result the Company is subject to risks associated with international operations and global manufacturing and sourcing including, among others:

•	currency fluctuations;
•	labor disputes and union actions that can disrupt the Company’s ability to ship products to customers;
•	potential political, economic and social instability;
•	Public health threats, inclement weather and natural disasters;
•	possible acts of terrorism;
•	restrictions on transfers of funds;
•	changes in import and export duties and quotas;
•	changes in domestic and international customs and tariffs;
•	uncertainties involving the costs to transport products;
•	disruptions in the global transportation network;
•	unexpected changes in regulatory environments;

•	regulatory issues involved in dealing with foreign suppliers and in exporting and importing products;
•	protection of intellectual property;
•	difficulty in complying with a variety of foreign laws;
•	difficulty in obtaining distribution and support; and
•	potentially adverse tax consequences.

Furthermore, any material disruption, slowdown or shutdown of the operation of the Company’s principal logistics providers and shippers, including without limitation as a result of labor disputes, public health threats (such as the COVID-19 pandemic), social unrest, inclement weather, natural disasters, possible acts of terrorism, availability of shipping containers and increased security restrictions, could cause delays in the Company’s ability to receive, process and fulfill customer orders and may cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused. As a result, the Company’s relationships with its customers, revenues and operating results could be materially and adversely affected.

The Company relies on a third-party logistics provider for the storage and distribution of its products in the United States and, if such third party logistics provider incurs any damage to the facilities where the Company’s products are stored or is unable to distribute its products as needed, it could have a material adverse effect on the Company’s results of operations and business.

The Company relies on a third-party logistics provider for the storage and distribution of its products. The facilities where the Company’s products are stored by such provider may also be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, communications failure or terrorism. Any material damage to the facilities where the Company’s products are stored could adversely affect its inventory and the ability of such third-party logistics provider to meet the needs of its customers. In addition, an inability to maintain the Company’s contracts with such third-party logistics providers or a delay, disruption or quality control problems in the operations of such third-party logistics provider, including as a result of damage to the facilities of such provider or a strike by such provider, could cause delays in the Company’s ability to fulfill customer orders and may cause orders to be canceled, lost or delivered late, the Company’s products to be returned or receipt of products to be refused, any of which could adversely affect the Company’s business and results of operations. The Company’s contract with its third-party logistics provider is terminable upon written notice by either party for convenience without cause. If the Company is unable to maintain its contract with its third-party logistics provider, the Company would be required to retain a new third party logistics provider and the Company may be unable to retain such third party at a cost that is acceptable to the Company. If the Company’s shipping costs were to increase as a result of an increase by such third-party logistics providers or as a result of obtaining a new third-party logistics provider and if the Company is unable to pass on these higher costs to its customers, it could have a material adverse effect on the Company’s results of operations and business.

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

The Company has operations in China and derives a significant portion of its revenue from sales of products manufactured by third parties located in China. In addition, third parties located in China and other countries located in the same region produce and supply many of the components and raw materials used in the Company’s products. Additionally, a significant portion of the shipping of the Company’s finished goods to the United States occurs through Hong Kong. Conducting an international business inherently involves a number of difficulties and risks that could materially and adversely affect the Company’s ability to generate revenues and could subject the Company to increased costs. Furthermore, the current U.S. administration continues to signal its intent to alter trade agreements between China and the U.S. and may impose additional tariffs on imports from China. It is possible that further tariffs may be imposed on the categories of products the Company imports to the United States, or that the Company’s business will be affected by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing the Company to raise prices or make changes to its operations, any of which could adversely affect demand for the Company’s products or increase its costs.

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

•

outbreaks of public health threats, such as COVID-19, influenza and other highly communicable diseases or viruses, affecting the production capabilities of the Company’s suppliers, including as a result of quarantines or closures;

•	new restrictions on the sale of electronic products containing certain hazardous substances; and
•	the laws of China are likely to govern many of the Company’s supplier agreements.

Any of the factors described above may materially and adversely affect the Company’s revenues and/or increase its operating expenses.

Tariffs or other restrictions placed on the Company’s products imported into the United States from China, or any related countermeasures taken by China, could have a material adverse effect on the Company’s business, profitability and results of operations.

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

Although the Company is monitoring the trade environment and working to mitigate the possible effect of tariffs through pricing and sourcing strategies, including through proactive management of inventory built up in advance of the recent tariff increases, and may take additional steps, the Company cannot be certain how its customers and competitors will react to the actions taken. Additional tariffs imposed by the United States, and any related countermeasures by China, could increase the Company’s cost of goods and reduce its gross margins. If the Company determines to pass some or all of these new tariff burdens on to its customers as product price increases in the future, the result may be a degradation of the Company’s competitive position and a loss of customers that would adversely affect the Company’s operating performance. However, the ultimate outcome of these tariff actions is not clear at this time, and there can be no assurances that the Company’s mitigation efforts will be successful or that the imposition of any such tariffs or trade actions would not have a material adverse effect on the Company’s revenue, gross margins and operating results.

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

•	new product developments or introductions;
•	product reviews and other media coverage;
•	competition, including competitive price pressures; and
•	political instability, war, acts of terrorism, public health threats or other disasters.

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

The Company is subject to income taxes in various U.S. and certain foreign jurisdictions. The Company records tax expense based on its estimates of future payments, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets, including net operating loss carryforwards. In addition, tax laws in certain jurisdictions may limit the ability to use net operating loss carryforwards upon a change in control. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. In addition, the Company’s effective tax rate in a given financial statement period may be materially affected by a variety of factors including but not limited to changes in the mix and level of revenues, varying tax rates in the different jurisdictions in which the Company operates, fluctuations in the valuation allowance, timing of the utilization of net operating loss carryforwards, or by changes to existing accounting rules or regulations. Further, tax legislation or changes in tax rules and regulations or the interpretations thereof, including but not limited to the U.S. Tax Cuts and Jobs Act of 2017, may be enacted in the future which could negatively affect the Company’s current or future tax structure and effective tax rates.

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

Nimble Holdings Company Limited (“Nimble”), formerly known as The Grande Holdings Limited (“Grande”), through one of its indirect subsidiaries, is the beneficial owner of approximately 72.4% of the Company’s outstanding common stock as of March 31, 2020. As a result, the Company is a “controlled company” within the meaning of the NYSE American Company Guide. Under the NYSE American rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE American corporate governance requirements, including the requirements that:

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

Nimble, through one of its indirect subsidiaries, is the beneficial owner of approximately 72.4% of the Company’s outstanding common stock as of March 31, 2020. As a result, Nimble will be able to exert significant influence over the Company’s business and have the ability to control the approval process for actions by the Company that require stockholder approval, including: the election of the Company’s directors and the approval of mergers, sales of assets or other significant corporate transactions or matters submitted for stockholder approval. Nimble may have interests that differ from your interests and may cause the shares in the Company beneficially owned by Nimble to be voted in a way with which you disagree and that may be adverse to your interests. In addition, several provisions of the Company’s organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of its common stock. Under the terms of the Company’s certificate of incorporation, its board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for the Company’s common stock, including transactions that may be in your best interests.

The Company’s bylaws designate the Court of Chancery of the State of Delaware or the federal district courts in Delaware as the exclusive forum for certain litigation that may be initiated by the Company’s stockholders, which could limit stockholders’ ability to have certain claims heard in any other judicial forum.

Pursuant to the Company’s corporate bylaws, as amended by the Board of Directors on June 22, 2020, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee of the Company or any stockholder to the Company or the Company’s stockholders; (iii) any action or proceeding asserting a claim against the Company or any current or former director, officer or other employee of the Company or any stockholder arising pursuant to any provision of the General Corporation Law of Delaware or the Company’s certificate of incorporation or bylaws (as each may be amended from time to time); (iv) any action or proceeding to interpret, apply, enforce or determine the validity of the Company’s certificate of incorporation or bylaws (including any right, obligation or remedy thereunder); (v) any action or proceeding as to which the General Corporation Law of Delaware confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action asserting a claim against the Company or any director, officer or other employee of the Company or any stockholder, governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. This forum selection clause in the bylaws, as so amended, does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts of the United States of America have exclusive jurisdiction. The bylaws, as so amended, further provide, that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. In addition, the bylaws, as so amended, provide that any person or entity holding, owning or otherwise acquiring any interest in shares of capital stock of the Company shall be deemed to have notice of and to have consented to these provisions. The forum selection clause in the Company’s bylaws, as so amended, may limit stockholders’ ability to have certain claims heard in any court other than in the Court of Chancery or the federal district courts in Delaware.

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

(b) Holders

At June 1, 2020, there were 173 stockholders of the Company’s common stock whose shares were registered with the Company’s transfer agent. The Company believes that the number of beneficial owners is substantially greater than the number of registered shareholders, because a large portion of the Company’s common stock is held of record in broker “street names”.

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

Not applicable.

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In the following discussion, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Results of Operations:

The following table summarizes certain financial information for the fiscal years ended March 31 (in thousands):

	Twelve Months Ended March 31,
	2020	2019
Net product sales	$6,065	$8,577
Licensing revenue	228	405
Net revenues	6,293	8,982
Cost of sales	6,755	8,787
Selling, general and administrative expenses	4,164	3,843
Operating loss	(4,626)	(3,648)
Interest income, net	776	859
Loss before income taxes	(3,850)	(2,789)
Provision (benefit) for income taxes	457	(352)
Net loss	$(4,307)	$(2,437)

Results of Operations — Fiscal 2020 compared with Fiscal 2019

Net product sales — Net product sales for fiscal 2020 were $6.1 million as compared to $8.6 million for fiscal 2019, a decrease of $2.5 million, or 29.3% as detailed below. The Company’s sales were highly concentrated among three customers - Walmart, Amazon.com and Fred Meyer, where gross product sales to these customers were approximately 81.8% and 84.2% of the Company’s total gross product sales in fiscal 2020 and fiscal 2019, respectively. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately nil and $16,000 for fiscal 2020 and fiscal 2019, respectively. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)

Houseware product net sales decreased $1.3 million, or 37.2%, to $2.3 million in fiscal 2020 as compared to $3.6 million in fiscal 2019, principally driven by a decrease in sales of microwave ovens, compact refrigerators and wine products. The year-over-year decreases were driven by lower year-over-year retail sell through on existing models and competitive pricing activity.

ii)	Audio product net sales were $3.8 million in fiscal 2020 compared to $5.0 million in fiscal 2019, a decrease of $1.2 million, or 23.8%, resulting from decreased net sales of clock radios.

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

Emerson’s success is dependent on its ability to anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and sourcing new products that are profitable to the Company. Geo-political factors may also affect demand for the Company’s products, which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The Company expects that recently imposed and proposed U.S. tariffs on categories of products that the Company imports from China, and China’s retaliatory tariffs on certain goods imported from the United States, as well as modifications to international trade policy, will affect its product costs going forward. If no mitigation steps are taken, or the mitigation is unsuccessful, the combination of tariffs will result in significantly increased annualized costs to the Company as all of the Company’s products are currently manufactured by suppliers in China. Although the Company is monitoring the trade environment and working to mitigate the possible effect of tariffs with its suppliers as well as its customers through pricing and sourcing strategies, including drawing down inventory built up in advance of the recent tariff increases, the Company cannot be certain how its customers and competitors will react to the actions taken. At this time the Company is unable to quantify possible effects on its costs arising from the new tariffs, which are expected to increase the Company’s inventory costs and associated costs of sales as tariffs are incurred, and some costs may be passed through to the Company’s customers as product price increases in the future. However, if the Company is unable to successfully pass through the additional costs or otherwise mitigate the effects of these tariffs, or if the higher prices reduce demand for the Company’s products, it will have a negative effect on the Company’s product sales and gross margins.

During the fourth quarter of fiscal 2020, the global COVID-19 pandemic presented significant challenges and adversely affected the Company’s business and operating results, and the operations and production capabilities of the Company’s suppliers in China and the distribution capabilities of the Company’s third party logistics provider, including as a result of quarantine or closure. The pandemic directly and indirectly disrupted certain sales and supply chain activities and affected the Company’s ability to address those challenges during the fourth quarter, which contributed to a decline in fiscal 2020 net product sales and an increase in fiscal 2020 cost of sales. The pandemic has continued to have an adverse effect during the beginning of the first quarter of fiscal 2021, including on inventory management following the cancellation or renegotiation of certain product orders, and the Company expects that the pandemic will continue to have an adverse effect over the coming quarters, including on the magnitude and timing of orders by retailers, resellers, distributors and consumers. In light of the adverse effects of the COVID-19 pandemic on the Company’s business and on macroeconomic conditions domestically and internationally, along with the uncertainty associated with a potential recovery, the Company has implemented certain cost-reduction actions intended to reduce expenditures in line with the lower demand for the Company’s products in light of the effects of the COVID-19 pandemic to the business. The Company is unable at this time to predict the full impact of the COVID-19 pandemic on its operations and financial results, and, depending on the magnitude and duration of the pandemic, such impact may be material. The Company expects to see an adverse impact to its net product sales, earnings and cash flows due to the COVID-19 pandemic in the first and second quarters of fiscal 2021, which may also continue into the third quarter or beyond. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.

For more information on risks associated with the Company’s operations, including tariffs and the COVID-19 pandemic, please see the risk factors within Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Licensing revenue — Licensing revenue in fiscal 2020 was $0.2 million as compared to $0.4 million for fiscal 2019, a decrease of $0.2 million, or 43.7%, driven by lower year-over-year sales by the Company’s licensees of Emerson® branded product. One of the Company’s licensees chose not renew its agreement when it expired on December 31, 2018.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $6.3 million for fiscal 2020 as compared to $9.0 million for fiscal 2019, a decrease of $2.7 million, or 29.9%.

Cost of sales — Cost of sales includes those components as described in Note 1 “Cost of Sales” of the Notes to the Consolidated Financial Statements. In absolute terms, cost of sales decreased $2.0 million, or 23.1%, to $6.8 million in fiscal 2020 as compared to $8.8 million in fiscal 2019. The decrease in absolute terms for fiscal 2020 as compared to fiscal 2019 was primarily related to the reduced net product sales and lower year-over-year gross cost of sales as a percentage of gross sales.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 66.2% in fiscal 2020 as compared to 42.8% in fiscal 2019. Fiscal 2020 S,G&A, in absolute terms, was $4.2 million and fiscal 2019 S,G&A, in absolute terms, was $3.8 million, an increase of $0.4 million, or 8.4%. The increase in S,G&A was primarily due to higher legal fees partially offset by reductions in insurance costs and compensation costs.

Interest income, net — Interest income, net, was $776,000 in fiscal 2020 as compared to $859,000 in fiscal 2019, resulting from a decrease in interest rates earned on investments in Certificates of Deposit during fiscal 2020.

Provision (benefit) for income tax expense — The Company recorded income tax expense of approximately $457,000 in fiscal 2020 as compared to an income tax benefit of approximately $352,000 in fiscal 2019. The Company recorded a full valuation allowance on its deferred tax assets of $448,000 during fiscal 2020. See Note 5 “Income Taxes” of the Notes to the Consolidated Financial Statements.

Net (loss) — As a result of the foregoing factors, the Company recorded a net loss of $4.3 million for fiscal 2020 as compared to a net loss of $2.4 million for fiscal 2019.

Liquidity and Capital Resources

General

As of March 31, 2020, the Company had cash and cash equivalents of approximately $6.3 million as compared to approximately $7.9 million at March 31, 2019. Working capital decreased to $36.1 million at March 31, 2020 as compared to $40.3 million at March 31, 2019. The decrease in cash and cash equivalents of approximately $1.6 million is set out in “Cash Flows” below.

Cash Flows

Net cash used by operating activities was approximately $1.9 million for fiscal 2020 resulting from a $4.3 million loss generated during the period and a $0.2 million decrease in income taxes payable partially offset by a $1.6 million decrease in inventory, a $0.5 million decrease in deferred tax assets, a $0.2 million decrease in prepaid purchases, $0.1 million decrease in accounts receivable, a $0.1 million decrease in prepaid expenses and other current assets and a $0.1 million decrease in other assets.

Net cash provided by investing activities was $0.3 million primarily due to a decrease of investments in short term certificates of deposit.

Net cash used by financing activities was nil.

Credit Arrangements

Letters of Credit — The Company utilizes the services of one of its banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2020 and March 31, 2019, the Company had no letters of credit outstanding.

Short-term Liquidity

The Company’s principal existing sources of cash are generated from operations. The Company believes that its cash on hand and existing sources of cash will be sufficient to support its existing operations over the next 12 months.

Historically, a significant percentage of the Company’s product sales were made under the Direct Import Program. The direct importation of product by the Company to its customers can significantly benefit the Company’s liquidity because this inventory does not need to be financed by the Company. In fiscal 2020, there were approximately $47,000 of product sales imported directly to the Company’s customers due to changes in the Company’s key customers.

As of March 31, 2020, there were no capital expenditure or other commitments other than the normal purchase orders used to secure product.

Paycheck Protection Program Loan

In April and May of 2020, the Company applied for and received aggregate loan proceeds of approximately $0.2 million under the Paycheck Protection Program (“PPP”), established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The PPP loan accrues interest at 1% and matures two years from the date of issuance, with a deferral of payments for the first six months. While the Company intends to pursue the forgiveness of the PPP loan in accordance with the requirements and limitations under the CARES Act, no assurance can be provided that forgiveness of any portion of the PPP loan will be obtained. See Note 15 “Subsequent Events” of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of March 31, 2020, the Company did not have any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

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

The Company adopted ASC topic 606 effective April 1, 2018. Sales allowances, marketing support programs, promotions and other volume-based incentives which are provided to retailers and distributors are accounted for on an accrual basis as a reduction to net revenues in the period in which the related sales are recognized. Prior to the adoption of ASC topic 606, the Company followed the provisions of ASC topic 605. The adoption of ASC topic 606 did not have a material impact on revenue recognition as compared to revenue recognition provided under ASC topic 605.

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

At the time of sale, the Company reduces recognized gross revenue by allowances to cover, in addition to estimated sales returns as required by ASC topic 606, “Revenue from Contracts with Customers,” (i) sales incentives offered to customers that meet the criteria for accrual and (ii) an estimated amount to recognize additional non-offered deductions it anticipates and can reasonably estimate will be taken by customers which it does not expect to recover. Accruals for the estimated amount of future non-offered deductions are required to be made as contra-revenue items because that percentage of shipped revenue fails to meet the collectability criteria within ASC topic 606.

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

Upon adoption, the Company recognized total lease liabilities of $695,000, and corresponding right-of-use assets of $650,000, all of which is associated with leased office space. The difference between the right-of-use asset and lease liability is due to the existing deferred balance, resulting from historical straight-lining of operating leases that were reclassified upon adoption to reduce the measurement of the right-of-use assets. The Company’s Consolidated Statements of Income and Consolidated Statements of Cash Flows were not materially impacted. See Note 14, “Leases” for further details.

Recently Issued Accounting Pronouncements

The following ASUs were issued by the FASB which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates.

Accounting Standards Update 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” (Issued December 2019)

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. This standard is required to take effect in the

Company’s first quarter (June 2021) of the Company’s fiscal year ending March 31, 2022. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

Not applicable.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: the Board of Directors and Stockholders

of Emerson Radio Corp. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries (the "Company") as of March 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2020 and 2019, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

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

New York, New York

June 26, 2020

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended March 31, 2020 and 2019

(In thousands, except per share data)

	2020	2019

Net revenues:
Net product sales	$6,065	$8,577
Licensing revenue	228	405
Net revenues	6,293	8,982
Costs and expenses:
Cost of sales	6,755	8,787
Selling, general and administrative expenses	4,164	3,843
	10,919	12,630
Operating loss	(4,626)	(3,648)
Other income:
Interest income, net	776	859
Loss before income taxes	(3,850)	(2,789)
Provision (benefit) for income tax expense	457	(352)
Net loss	(4,307)	(2,437)
Basic loss per share	$(0.20)	$(0.11)
Diluted loss per share	$(0.20)	$(0.11)
Weighted average shares outstanding
Basic	21,043	21,931
Diluted	21,043	21,931

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2020 and 2019

(In thousands)

	March 31, 2020	March 31, 2019

ASSETS
Current Assets:
Cash and cash equivalents	$6,276	$7,917
Short term investments	28,101	28,371
Accounts receivable, net	484	604
Inventory	1,918	3,520
Prepaid purchases	250	417
Prepaid expenses and other current assets	327	424
Total Current Assets	37,356	41,253
Non-Current Assets:
Property and equipment, net	4	6
Deferred tax assets, net	—	448
Right-of-use asset-operating leases	442	—
Right-of-use asset-finance leases	5	—
Other assets	94	154
Total Non-Current Assets	545	608
Total Assets	$37,901	$41,861
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	592	545
Short-term operating lease liability	241	—
Short-term finance lease liability	1	—
Income tax payable, current portion	195	250
Deferred revenue	180	165
Total Current Liabilities	1,209	960
Non-Current Liabilities:
Long-term operating lease liability	234	—
Long-term finance lease liability	4	—
Income tax payable	2,033	2,173
Total Non-Current Liabilities	2,271	2,173
Total Liabilities	$3,480	$3,133
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at March 31, 2020 and March 31, 2019, respectively; 21,042,652 shares outstanding at March 31, 2020 and March 31, 2019, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(16,009)	(11,702)
Treasury stock, at cost (31,923,145 shares at March 31, 2020 and March 31, 2019, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	34,421	38,728
Total Liabilities and Shareholders’ Equity	$37,901	$41,861

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended March 31, 2020 and 2019

(In thousands)

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2018	$3,310	52,965,797	$529	$79,792	$(9,265)	$(30,583)	$43,783
Purchase of treasury stock	—	—	—	—	—	(2,618)	(2,618)
Net loss	—	—	—	—	(2,437)	—	(2,437)
Balance — March 31, 2019	$3,310	52,965,797	$529	$79,792	$(11,702)	$(33,201)	$38,728
Net loss	—	—	—	—	(4,307)	—	(4,307)
Balance — March 31, 2020	$3,310	52,965,797	$529	$79,792	$(16,009)	$(33,201)	$34,421

The accompanying notes are an integral part of the consolidated financial statements

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended March 31, 2020 and 2019

	2020	2019
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(4,307)	$(2,437)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Amortization of right-of-use assets	33	—
Depreciation and amortization	2	5
Deferred tax assets	448	80
Asset allowances and reserves	3	(196)
Changes in assets and liabilities:
Accounts receivable	117	1,476
Inventory	1,602	(356)
Prepaid purchases	167	(57)
Prepaid expenses and other current assets	97	136
Other assets	60	(3)
Accounts payable and other current liabilities	47	(258)
Income taxes payable	(195)	(698)
Deferred revenue	15	115
Net cash (used) by operating activities	(1,911)	(2,193)
Cash Flows From Investing Activities:
Proceeds from sale of short-term investments	1,850	44,110
Purchases of short-term investments	(1,580)	(56,481)
Disposals of property, plant and equipment	—	3
Net cash provided (used) by investing activities	270	(12,368)
Cash Flows from Financing Activities:
Purchases of treasury stock	—	(2,618)
Net cash (used) by financing activities	—	(2,618)
Net (decrease) in cash and cash equivalents	(1,641)	(17,179)
Cash and cash equivalents at beginning of the year	7,917	25,096
Cash and cash equivalents at end of the year	$6,276	$7,917
Supplemental disclosures:
Cash paid for:
Interest	$—	$—
Income taxes	$199	$277

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

Certain items in prior year financials may have been reclassified to conform to current year presentation.

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

Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment. At March 31, 2020, the Company had approximately $4,000 of property, plant and equipment, net of accumulated depreciation. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topics 350 “Intangibles” and 360 “Property, Plant and Equipment”. The recoverability of assets held and used is measured by a comparison of the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. If impairment is deemed to exist, the asset will be written down to fair value. Any such impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. As of March 31, 2020, management expects the carrying value of its long-lived assets to be fully recoverable.

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

Depreciation of property, plant and equipment is provided by the straight-line method as follows:

• Computer, Equipment and Software	Three years to seven years
• Furniture and Fixtures	Seven years
• Leasehold Improvements	Straight-line basis over the shorter of the useful life of the improvement or the term of the lease

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

The Company adopted ASC topic 606 effective April 1, 2018. Sales allowances, marketing support programs, promotions and other volume-based incentives which are provided to retailers and distributors are accounted for on an accrual basis as a reduction to net revenues in the period in which the related sales are recognized. Prior to the adoption of ASC topic 606, the Company followed the provisions of ASC topic 605. The adoption of ASC topic 606 did not have a material impact on revenue recognition as compared to revenue recognition provided under ASC topic 605.

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

Accounts Receivable

The Company extends credit based upon evaluations of a customer’s financial condition and provides for any anticipated credit losses in the Company’s financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Credit is extended for periods between 10 and 90 days, on a net basis. If the financial condition of a customer deteriorates, resulting in an impairment of that customer’s ability to make payments, additional reserves may be required. Conversely, reserves are reduced to reflect credit and collection improvements. Receivables are written off once they are considered uncollectible. The allowance for doubtful accounts receivable increased $2,300 for the year ended March 31, 2020 and decreased by $4,200 for the year ended March 31, 2019.

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

Sales Return Reserves

Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends and changes in customer demand for the Company’s products when evaluating the adequacy of the reserve for sales returns. Management judgments and estimates must be made and used in connection with establishing the sales return reserves in any accounting period. Additional reserves may be required if actual sales returns increase above the historical return rates. Conversely, the sales return reserve could be decreased if the actual return rates are less than the historical return rates, which were used to establish the reserve. The sales return reserves decreased $21,000 for the year ended March 31, 2020 and decreased $159,000 for the year ended March 31, 2019.

Foreign Currency

The assets and liabilities of foreign subsidiaries, whose functional currencies are other than the United States Dollar, have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Related translation adjustments are reported as a separate component of shareholders’ equity. Losses and gains resulting from foreign currency transactions are included in the results of operations.

The Company generally does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations and there were no foreign exchange forward contracts held by the Company at March 31, 2020 or March 31, 2019.

Advertising Expenses

Advertising expenses are charged against earnings as incurred and are included in selling, general and administrative expenses. The Company incurred $165,000 of advertising expenses during fiscal 2020 and $121,000 during fiscal 2019.

Sales Allowance and Marketing Support Expenses

Sales allowances, marketing support programs, promotions and other volume-based incentives which are provided to retailers and distributors are accounted for on an accrual basis as a reduction to net revenues in the period in which the related sales are recognized in accordance with ASC topic 606, “Revenue from Contracts with Customers”.

At the time of sale, the Company reduces recognized gross revenue by allowances to cover, in addition to estimated sales returns as required by ASC topic 606, “Revenue from Contracts with Customers.” (i) sales incentives offered to customers that meet the criteria for accrual and (ii) an estimated amount to recognize additional non-offered deductions it anticipates and can reasonably estimate will be taken by customers which it does not expect to recover. Accruals for the estimated amount of future non-offered deductions are required to be made as contra-revenue items because that percentage of shipped revenue fails to meet the collectability criteria within ASC topic 606.

If additional marketing support programs, promotions and other volume-based incentives are required to promote the Company’s products subsequent to the initial sale, then additional reserves may be required and are accrued for when such support is offered.

The sales and marketing support accrual activity for fiscal 2020 and fiscal 2019 was as follows (in thousands):

Balance at March 31, 2018	$117
additions	416
usages	(433)
adjustments	(16)
Balance at March 31, 2019	$84
additions	289
usages	(300)
adjustments	26
Balance at March 31, 2020	$99

Interest income, net

The Company records interest income as earned and interest expense as incurred. The net interest income for fiscal 2020 and 2019 consists of:

	2020	2019
	(In thousands)
Interest expense	$—	$—
Interest income	776	859
Interest income, net	$776	$859

Income Taxes

Deferred income taxes are recorded to account for the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets have been recorded net of an appropriate valuation allowance, to the extent management believes it is more likely than not that such assets will be realized. (See Note 5 “Income Taxes.”) Any tax penalties are recorded as part of selling, general and administrative expenses and any interest to which the Company is subject, is recorded as a part of income tax expense. Penalties and interest incurred during fiscal 2020 were approximately nil and nil, respectively, and approximately $3,000 and nil during fiscal 2019.

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

Upon adoption, the Company recognized total lease liabilities of $695,000, and corresponding right-of-use assets of $650,000, all of which is associated with leased office space. The difference between the right-of-use asset and lease liability is due to the existing deferred balance, resulting from historical straight-lining of operating leases that was reclassified upon adoption to reduce the measurement of the right-of-use assets. The Company’s Consolidated Statements of Income and Consolidated Statements of Cash Flows were not materially impacted. See Note 14, “Leases” for further details.

Recently Issued Accounting Pronouncements

The following ASUs were issued by the FASB which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates.

Accounting Standards Update 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” (Issued December 2019)

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. This standard is required to take effect in the Company’s first quarter (June 2021) of the Company’s fiscal year ending March 31, 2022. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

NOTE 2 — INVENTORIES:

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of March 31, 2020 and March 31, 2019, inventories consisted exclusively of purchased finished goods.

NOTE 3 — RELATED PARTY TRANSACTIONS:

From time to time, Emerson engages in business transactions with its controlling shareholder, Nimble Holdings Company Limited (“Nimble”), formerly known as The Grande Holdings Limited (“Grande”), and one or more of Nimble’s direct and indirect subsidiaries, or with entities related to the Company’s Chairman of the Board. Set forth below is a summary of such transactions.

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the Securities and Exchange Commission (“SEC”) on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of March 31, 2020. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

Related Party Transactions

Ancillary Expenses Pertaining to Rented Office Space in Hong Kong

During the twelve months ended March 31, 2020 the Company was billed nil and approximately $5,800 and $13,000 for the twelve months ended March 31, 2019, for utility and service charges from Lafe Strategic Services Limited (“LSSL”) and the Grande Properties Management Limited (“GPML”), both related parties to the Company’s Chairman of the Board, in connection with the Company’s rented office space in Hong Kong. The Company owed nil to both LSSL and GPML related to these charges at March 31, 2020 and March 31, 2019.

Administrative service fees charged to related parties

During the twelve months ended March 31, 2020, the Company billed nil and approximately $23,000 for the twelve months ended March 31, 2019 for administrative fees to Phenomenon Agents Ltd (“PAL”), Sansui Acoustics Research Corporation (“SARC”) and TWD Industrial Co. Ltd. (“TICL"), which are subsidiaries of Nimble. The Company was owed nil from PAL, SARC and TICL related to these charges at March 31, 2020 and March 31, 2019.

Charges of rental and utility fees on office space in Hong Kong

During the twelve months ended March 31, 2020, the Company was billed approximately $174,000 and $74,000 for the twelve months ended March 31, 2019, for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board.  The Company owed nil to VACL related to rental charges as of March 31, 2020 and March 31, 2019.

During the twelve months ended March 31, 2020, the Company was billed approximately $6,000 and nil for the twelve months ended March 31, 2019 for its share of installation charges related to an air conditioning system, and purchase of protective materials for coronavirus from LSSL. The Company owed approximately $300 to LSSL related to these charges as at March 31, 2020 and nil as at March 31, 2019.

NOTE 4 — PROPERTY AND EQUIPMENT:

As of March 31, 2020 and 2019, property, plant and equipment is comprised of the following:

	2020	2019
	(In thousands)
Computer equipment and software	$217	$243
Furniture and fixtures	167	167
Leasehold improvements	8	8
	392	418
Less accumulated depreciation and amortization	(388)	(412)
	$4	$6

Depreciation of property and equipment amounted to approximately $2,000 and $5,000 for the twelve months ended March 31, 2020 and 2019, respectively. During fiscal 2020, the Company disposed of property, plant and equipment with gross book values totaling approximately $26,000. The Company recognized a total net loss of nil on these disposals in fiscal 2020. During fiscal 2019, the Company disposed of property, plant and equipment with gross book values totaling approximately $103,000. The Company recognized a total net loss of $2,000 on these disposals in fiscal 2019.

NOTE 5 — INCOME TAXES:

The Company’s provision for income tax expense for fiscal 2020 and fiscal 2019 was as follows:

	2020	2019
	(In thousands)
Current:
Federal	$—	$(437)
Foreign, state and other	6	6
Deferred:
Federal	346	69
Foreign, state and other	105	10
Provision (benefit) for income tax expense	$457	$(352)

The Company files a consolidated federal return and certain state and local income tax returns.

The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory federal rate of 21% to earnings before income taxes for fiscal 2020 and fiscal 2019 is analyzed below:

	2020	2019
	(In thousands)
Statutory provision	$(805)	$(553)
Foreign subsidiary	(51)	(36)
State taxes	(267)	(219)
Permanent differences	17	39
Adjustment to prior year taxes	27	(449)
Valuation allowance	1,536	917
NOL Adjustments	—	(51)
Provision (benefit) for income tax expense	$457	$(352)

As of March 31, 2020 and March 31, 2019, the significant components of the Company’s deferred tax assets which were classified as non-current, were as follows:

	2020	2019
	(In thousands)
Deferred tax assets:
Accounts receivable reserves	$38	$41
Inventory reserves	164	159
Accruals	20	21
Property, plant and equipment and intangible assets	91	227
Net operating loss and credit carry forwards	2,588	1,365
Valuation allowance	(2,901)	(1,365)
Total deferred tax assets	$0	$448

The Company has $7.6 million of U.S. federal net operating loss carry forwards (“NOLs”) as of March 31, 2020.

The Company has $15.5 million of state NOLs as of March 31, 2020 as follows:

Loss Year (Fiscal)	Included in DTA	Expiration Year (Fiscal)
2014	$2.4 million	2034
2017	$0.9 million	2036
2018	$4.0 million	2037
2019	$4.0 million	2038
2020	$4.2 million	2039

The tax benefits related to these state net operating loss carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

The income of foreign subsidiaries before taxes was $425,000 for the fiscal year ended March 31, 2020 as compared to a loss before taxes of $419,000 for the fiscal year ended March 31, 2019, respectively.

The Company analyzed the future reasonability of recognizing its deferred tax assets at March 31, 2020. As a result, the Company concluded that a valuation allowance of approximately $2,901,000 would be recorded against the assets.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of March 31, 2020, the Company’s open tax years for examination for U.S. federal tax are 2016-2019, and for U.S. states’ tax are 2011-2019. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

As of March 31, 2020 the Company is asserting under ASC 740-30 that all of the unremitted earnings of its foreign subsidiaries are indefinitely invested. The Company evaluates this assertion each period based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S.

  The Tax Cut and Job Act (“TCJA”) establishes new tax rules designed to tax U.S. companies on global intangible low-taxed income (GILTI) earned by foreign subsidiaries. The Company has evaluated this provision of the TCJA and the application of ASC 740 and its impact is reflected in the financial statements as of March 31, 2020.

NOTE 6 — COMMITMENTS AND CONTINGENCIES:

The Company’s ERP software provider is subscription based with annual commitments as follows (in thousands).

Fiscal Years	Amount
2021	$27
2022	—
2023	—
2024	—
Thereafter	—
Total	$27

Rent expense resulting from leases with non-affiliated companies aggregated $97,000 and $107,000, respectively, for fiscal 2020 and 2019.

Letters of Credit:

The Company utilizes the services of one of its banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2020 and March 31, 2019, the Company had no letters of credit outstanding.

Capital Expenditure and Other Commitments:

As of March 31, 2020, there were no capital expenditure or other commitments other than the normal purchase orders used to secure product.

Employee Benefit Plan:

The Company currently sponsors a defined contribution 401(k) retirement plan which is subject to the provisions of the Employee Retirement Income Security Act. The Company matches a percentage of the participants’ contributions up to a specified amount. These contributions to the plan for fiscal 2020 and 2019 were $23,000 and $25,000, respectively, and were charged against earnings for the periods presented.

NOTE 7 — SHAREHOLDERS’ EQUITY:

Common Shares:

Authorized common shares total 75,000,000 with a par value $0.01 per share, of which, 21,042,652 were outstanding as of March 31, 2020 and March 31, 2019. Shares held in treasury at March 31, 2020 and March 31, 2019 were 31,923,145.

Common Stock Repurchase Program:

In December 2016, the Company’s Board of Directors approved a common stock repurchase program under which the Company was authorized to repurchase up to $5 million of its common stock. The Board of Directors subsequently approved an additional $5 million in repurchases  and extended the program to December 31, 2018, as of which date the program expired. Under the program, repurchases were funded from available working capital and all repurchased shares are held in the treasury as authorized and issued shares available for general corporate purposes.

During the twelve months ended March 31, 2020, the Company repurchased no shares under the program, as the program expired on December 31, 2018. During the twelve months ended March 31, 2019, the Company repurchased 1,756,436 shares for $2,617,858. In aggregate, the Company repurchased 6,087,180 shares for $8,977,096 under the program.

Series A Preferred Stock:

The Company has issued and outstanding 3,677 shares of Series A Preferred Stock, $.01 par value (“Preferred Stock”), with a face value of $3,677,000, which had no determinable market value as of March 31, 2020. The Preferred Stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

NOTE 8 — SHORT TERM INVESTMENTS:

At March 31, 2020 and March 31, 2019, the Company held short-term investments in certificates of deposit totaling $28.1 million and $28.4 million, respectively. The Company held  no certificates of deposit which were classified as cash equivalents as of March 31, 2020 and $2.0 million as of March 31, 2019.

NOTE 9 — NET EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share for the years ended March 31, 2020 and March 31, 2019:

	2020	2019

Numerator:
Net loss	$(4,307)	$(2,437)
Denominator:
Denominator for basic and diluted loss per share — weighted average shares	21,043	21,931
Net loss per share:
Basic and diluted loss per share	$(0.20)	$(0.11)

For the year ended March 31, 2020, there were no outstanding instruments which were potentially dilutive.

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

NOTE 12 — RISKS AND UNCERTAINTIES:

Customer Concentration

For the twelve months ended March 31, 2020, the Company’s three largest customers, accounted for approximately 80% of the Company’s net revenues, with Walmart accounting for 44%, Amazon.com accounting for 25% and Fred Meyer accounting for 11%. For the twelve months ended March 31, 2019 the Company’s three largest customers, accounted for approximately 79% of the Company’s net revenue with Walmart accounting for 50%, Amazon.com accounting for 16% and Fred Meyer accounting for 13%.

Product Concentration

For the twelve months ended March 31, 2020, the Company’s gross product sales were comprised of four product types within two categories — housewares products and audio products — and microwave ovens, which product type is within the housewares category, generated approximately 35% of the Company’s gross product sales.   Audio products generated approximately 61% of the Company’s gross product sales during fiscal 2020.

For the twelve months ended March 31, 2019, the Company’s gross product sales were comprised of the same four product types within the same two categories — housewares products and audio products — and microwave ovens, which product type is within the housewares category, generated approximately 39% of the Company’s gross product sales.   Audio products generated approximately 57% of the Company’s gross product sales during fiscal 2019.

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

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, Walmart and Amazon.com accounted for 45% and 45% as of March 31, 2020, respectively. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Walmart and Amazon.com accounted for 47% and 29% as of March 31, 2019, respectively. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The accounts receivable allowance for doubtful accounts on the Company’s total trade accounts receivable balances was approximately $4,000 at March 31, 2020 and approximately $2,000 at March 31, 2019. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash and restricted cash balances on deposit in the U.S. as of March 31, 2020 and March 31, 2019 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash, cash equivalents and restricted cash balances in excess of these FDIC-insured limits were approximately $6.0 million and approximately $7.6 million at March 31, 2020 and March 31, 2019, respectively.

Supplier Concentration

During the twelve months ended March 31, 2020, the Company procured approximately 87% of its products for resale from its two largest factory suppliers, both of which are located in China, and of these, the Company procured approximately 50% of these products from one of them and 37% from another. During the twelve months ended March 31, 2019, the Company procured approximately 90% of its products for resale from its two largest factory suppliers, and of these, the Company procured approximately 71% of these products from one of them and 19% from another.

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

NOTE 13 — GEOGRAPHIC INFORMATION:

Net revenues and long-lived assets of the Company for the fiscal years ended March 31, 2020 and March 31, 2019 are summarized below by geographic area (in thousands). Net revenues are attributed to geographic area based on the location of the customer.

	Year Ended March 31, 2020
	U.S.	Foreign	Consolidated
Net revenues	$6,293	$—	$6,293
Long-lived assets	$252	$293	$545

	Year Ended March 31, 2019
	U.S.	Foreign	Consolidated
Net revenues	$8,982	$—	$8,982
Long-lived assets	$41	$119	$160

 NOTE 14 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of three to five years. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during the year ended March 31, 2020 to indicate that a reassessment or re-measurement of the Company’s existing leases was required. There were also no impairment indicators identified during the year ended March 31, 2020 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.

As of March 31, 2020, the Company’s current operating and finance lease liabilities were $241,000 and $1,000, respectively, and its non-current operating and finance lease liabilities were approximately $234,000 and $4,000, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of March 31, 2020 were approximately $442,000 and $5,000, respectively.

The components of lease costs, which were included in operating expenses in the Company’s condensed consolidated statements of operations, were as follows:

	Twelve Months Ended March 31,
	2020	2019
	(in thousands)
Lease cost
Operating lease cost	$254	$—
Finance lease cost	—	—
Amortization of right-of-use assets	—	—
Interest on lease liabilities	—	—
Variable lease costs	—	—
Total lease cost	254	—

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	264	—
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	1	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	650	—
Finance leases	5	—

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of March 31, 2020	As of March 31, 2019
Operating leases	26.0	—
Finance leases	50.2	—

Weighted average discount rate
Operating leases	7.50%	—
Finance leases	7.50%	—

As of March 31, 2020 the maturities of lease liabilities were as follows:
(in thousands)	Operating Leases	Finance Leases

2021	$267	$1
2022	162	1
2023	84	1
2024	—	1
2025	—	1
Thereafter	—	—
Total lease payments	$513	$5
Less: Imputed interest	(38)	—
Total	$475	$5

NOTE 15— SUBSEQUENT EVENT:

The Covid-19 outbreak in early 2020 has had a negative impact on the Company’s operational and financial performance. However, the extent of this negative impact cannot be reasonably estimated at this time.

In April and May of 2020, the Company applied for and received aggregate loan proceeds in the amount of approximately $204,000 under the Paycheck Protection Program ("PPP"). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the Company terminates employees or reduces salaries during the eight-week period and does not cure these terminations or reductions by June 30, 2020, as per the current guidance from the Small Business Administration.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes its use of proceeds will meet the conditions for forgiveness of the loan, management cannot provide assure that its actions will result in the forgiveness of the loan, in whole or in part.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2020 there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2020.

Item 11.	EXECUTIVE COMPENSATION

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2020.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2020.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2020.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2020.

PART IV

Item 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements. The following financial statements of Emerson Radio Corp. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended March 31, 2020 and 2019

Consolidated Balance Sheets as of March 31, 2020 and 2019

Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended March 31, 2020 and 2019

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

3.1.1

Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit (3) (b) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994) (filed in paper format).

3.1.2

Amendment dated February 14, 1996 to the Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.2	By-Laws of Emerson (incorporated by reference to Exhibit 3.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

3.2.1

Amendment dated November 28, 1995 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.2.2	Amendment effective as of November 10, 2009 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.1 of Emerson’s Current Report on Form 8-K filed on November 16, 2009).

3.2.3	Amendment effective as of August 31, 2011 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.2 of Emerson’s Current Report on Form 8-K filed on September 7, 2011).

3.2.4	Amendment effective as of June 22, 2020 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.1 of Emerson’s Current Report on Form 8-K filed on June 24, 2020).

4.1	Description of Common Stock.*

10.1

Employment Agreement dated as of March 31, 2011 between the Company and Mr. Hon Tak Kwong (incorporated by reference to Exhibit 10.31 to Emerson’s Form 10-Q for the quarter ended September 30, 2011). †

10.1.1

Employment Agreement dated as of April 1, 2019, between Emerson Radio (Hong Kong) Limited and Mr. Hon Tak Kwong (incorporated by reference to Exhibit 10.30.1 to Emerson’s Amendment No. 1 to Annual Report on Form 10-K for the year ended March 31, 2019). †

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Emerson’s Form 10-Q for the quarter ended December 31, 2014.) †

10.3

Employment agreement dated March 9, 2017 between Emerson Radio (Hong Kong) Limited and Michael Binney (incorporated by reference to Exhibit 10.35 to Emerson’s Amendment No. 1 to Annual Report on Form 10-K for the year ended March 31, 2017). †

10.3.1

Retention Letter Agreement dated October 7, 2019, between the Company and Michael Binney (incorporated by reference to Exhibit 10.35.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).†

21.1	Principal Subsidiaries of the Company as of March 31, 2020.*

23.1	Consent of Independent Registered Public Accounting Firm — MSPC, Certified Public Accountants and Advisors, Professional Corporation.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
Item 16.	FORM 10-K SUMMARY

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

Dated: June 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher W. Ho	Chairman of the Board and Director	June 26, 2020
Christopher W. Ho

/s/ Duncan Hon	Chief Executive Officer and Director	June 26, 2020
Duncan Hon

/s/ Michael Binney	Chief Financial Officer and Director	June 26, 2020
Michael Binney

/s/ Kareem E. Sethi	Director	June 26, 2020
Kareem E. Sethi

/s/ Kin Yuen	Director	June 26, 2020
Kin Yuen