Form 10-K/A
period 2020-03-31
EMERSON RADIO CORP
filed 2020-07-29
CIK 32621

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

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K (the “Annual Report”) of the Company for the fiscal year ended March 31, 2020 (“Fiscal 2020”), filed with the Securities and Exchange Commission (the “SEC”) on June 26, 2020, is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended March 31, 2020, and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Exchange Act, the Company is amending Item 15 of Part IV of the Annual Report to update the exhibit list and to include certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on June 26, 2020 or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10	— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information regarding the current members of the Board of Directors (the “Board of Directors” or the “Board”) of Emerson Radio Corp. (“Emerson,” “us” or the “Company”) as of July 29, 2020.

Name	Age	Director Since	Principal Occupation or Employment
Christopher Ho	69	2016

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

Duncan Hon	59	2009

Duncan Hon, a director of the Company since February 2009, has been the Company’s Chief Executive Officer since August 2011 and, prior to that, was the Company’s Deputy Chief Executive Officer since November 2009. From June 2016 to July 2017, Mr. Hon also served as the Company’s Secretary. Since May 2016, Mr. Hon has served as a director of S&T International Distribution Ltd. and, from May 2016 through September 2018, Grande N.A.K.S. Ltd., which are wholly owned subsidiaries of Nimble Holdings Company Limited. From May 2016 to December 2017, Mr. Hon served as the Chief Executive Officer and an executive director of The Grande Holdings Limited (now known as Nimble Holdings Company Limited). Mr. Hon also served as a director of The Grande Holdings Limited from January 2011 until March 2013. In addition to his employment with the Company, Mr. Hon is also an employee of a subsidiary of Nimble Holdings Company Limited which is engaged in trademark licensing. He is a member of the Hong Kong Institute of Certified Public Accountants and the Association of Chartered Certified Accountants.

Based on Mr. Hon’s role as Chief Executive Officer of the Company and his experience in consumer electronics, management and accounting, the Board believes that he is well qualified to serve as a director of the Company.

Name	Age	Director Since	Principal Occupation or Employment
Michael Binney	61	2016

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

Kareem E. Sethi (1)	43	2007

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

Kin Yuen (1)	65	2016

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

The Audit Committee is empowered by the Board, among other things, to: (i) serve as an independent and objective party to monitor the Company’s financial reporting process, internal control system and disclosure control system; (ii) review and appraise the audit efforts of the Company’s independent accountants; (iii) assume direct responsibility for the appointment, compensation, retention and oversight of the work of the independent accountants and for the resolution of disputes between the independent accountants and the Company’s management regarding financial reporting issues; and (iv) provide the opportunity for direct communication among the independent accountants, financial and senior management and the Board. During Fiscal 2020, the Audit Committee performed its duties under a written charter approved by the Board. A copy of the Company’s Audit Committee Charter is posted on the Company’s website: www.emersonradio.com on the Investor Relations page.

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

Executive Officers

The following table sets forth certain information regarding the executive officers of Emerson as of July 29, 2020:

Name	Age	Position	Year Became Officer
Duncan Hon	59	Chief Executive Officer and Director	2009
Michael Binney	61	Executive Vice President, Chief Financial Officer and Director	2017

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

Involvement in Certain Legal Proceedings

On March 25, 2013, The Stock Exchange of Hong Kong Limited (“HKEX”) published a news release announcing the censure of The Grande Holdings Limited (now known as Nimble Holdings Company Limited) and certain of its then-existing and former directors, including Messrs. Ho and Binney, by the Listing Appeals Committee of the HKEX. The censure was related to the breach by The Grande Holdings Limited of certain disclosure obligations pursuant to Rule 13.09(1) of the HKEX listing rules in 2007-2008 regarding the company’s 2007 financial performance and the directors for their breach of the director’s undertaking under the HKEX listing rules to use best endeavors to procure the company’s compliance with Rule 13.09(1). The HKEX required Mr. Ho to undergo training on listing rules compliance, which training requirement Mr. Ho completed in June 2013. Mr. Binney was also directed to attend training on listing rules compliance as a prerequisite to any future appointment as a director of an HKEX-listed company, which training requirement Mr. Binney completed in September 2016.

ITEM 11	— EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth information concerning compensation for services rendered in all capacities to the Company and its subsidiaries for Fiscal 2020 and for the fiscal year ended March 31, 2019 (“Fiscal 2019”) which was awarded to, earned by or paid to the Company’s named executive officers at any time during Fiscal 2020.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	All Other Compensation ($)	Total ($)
Duncan Hon	2020	$561,600	$ —	$2,307	$563,907
Chief Executive Officer	2019	$545,000	$ —	$ —	$545,000
Michael Binney	2020	$156,000	$60,000	$2,307	$218,307
Chief Financial Officer	2019	$150,808	$ —	$2,307	$153,115

(1)	Represents bonus paid during the fiscal year.

Employment Agreements

During Fiscal 2020, the Company had employment agreements with certain of its named executive officers, each of which is described below.

Duncan Hon. Duncan Hon, the Company’s Chief Executive Officer, entered into an employment agreement, effective April 1, 2011, with Emerson Radio Macao Commercial Offshore Limited, a wholly owned subsidiary of the Company. Such agreement set forth the terms and conditions pursuant to which Mr. Hon would serve as the Company’s Deputy Chief Executive Officer and, subsequently, as Chief Executive Officer. The agreement provided for an annual base salary of 2,925,000 Hong Kong Dollars (“HKD”), which was increased to $540,000 in February 2017 and to $561,600 in January 2019, which increase was consistent with increases for the majority of the Company’s employees in January 2019, and an annual discretionary bonus payable at any time as recommended by the Board. The contract extended until the earlier of the retirement of Mr. Hon on the first day of the following month immediately after his 60th birthday, or the termination of the agreement by either the Company or Mr. Hon upon the delivery from one to the other of one month prior written notice. In June 2016, a supplementary agreement was made to change the earlier of the retirement of Mr. Hon to the first day of the following month immediately after his 65th birthday. In connection with the Company’s dissolution of its Macao subsidiary in 2019, Mr. Hon entered into a new employment agreement, effective as of April 1, 2019, with Emerson Radio (Hong Kong) Limited, a wholly owned subsidiary of the Company, on substantially the same terms as his previous employment agreement.

Michael Binney. Michael Binney, the Company’s Executive Vice President and Chief Financial Officer, entered into an employment agreement, effective March 9, 2017, with Emerson Radio (Hong Kong) Limited, a wholly owned subsidiary of the Company. The agreement provides for an annual base salary of $150,000, which was increased to $156,000 in January 2019, which increase was consistent with increases for the majority of the Company’s employees in January 2019, and an annual discretionary bonus payable at any time as recommended by the Board. The contract extends until the earlier of the retirement of Mr. Binney and the first day of the following month immediately after his 65th birthday, or the termination of the agreement by either the Company or Mr. Binney upon the delivery from one to the other of one month prior written notice. In October 2019, the Board granted to Mr. Binney an aggregate cash retention bonus of $60,000, which will be earned in three equal installments of $20,000 on each of the first three anniversaries of the retention bonus agreement, effective October 7, 2019, subject to repayment requirements in certain conditions.

Outstanding Equity Awards at Fiscal Year End

None of the Company’s named executive officers held any outstanding equity awards at March 31, 2020.

Compensation of Directors

During Fiscal 2020, the Company’s directors who were not employees (“Outside Directors”) were compensated for serving on the Board and on its various committees during the period. The Company does not compensate directors who are employees of the Company for their services as directors.

Outside Directors are each paid an annual director’s fee of $50,000. The Outside Director serving as the Chairman of the Board receives an additional annual fee of $20,000. Each Outside Director serving on the Audit Committee of the Board receives an additional fee of $15,000 per annum with no additional fee for serving as chairman of the Audit Committee. Each Outside Director serving on the Special Litigation Committee of the Board established in June 2019 to investigate and evaluate certain derivative claims receives an additional fee of $5,000 per month. The Company does not pay any additional fees for attendance at meetings of the Board or the committees. Audit Committee and Special Litigation Committee fees are paid in four equal quarterly installments per annum. Audit Committee and Special Litigation Committee fees are pro-rated in situations where an Outside Director serves less than a full one year or periodic term.

Additionally, the Company’s directors are reimbursed their expenses for attendance at meetings.

The following table provides certain information with respect to the compensation earned or paid to the Company’s Outside Directors during Fiscal 2020.

Director Compensation for Fiscal 2020

Name	Fees Earned or Paid in Cash ($)	Total ($)
Christopher Ho	$70,000	$70,000
Kareem E. Sethi	$65,000	$65,000
Kin Yuen	$111,333	$111,333

ITEM 12  — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 26, 2020, the beneficial ownership of (i) each current director; (ii) each of the Company’s named executive officers; (iii) the Company’s current directors and executive officers as a group; and (iv) each stockholder known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock. Common stock beneficially owned and percentage ownership as of June 26, 2020, was based on 21,042,652 shares outstanding. Except as otherwise indicated and based upon the Company’s review of information as filed with the SEC, the Company believes that the beneficial owners of the securities listed have sole or shared investment and voting power with respect to such shares, subject to community property laws where applicable. Except as otherwise noted, the address of each of the following beneficial owners is c/o Emerson Radio Corp., 35 Waterview Blvd., Suite 140, Parsippany, New Jersey 07054.

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

The Company did not have any equity compensation plans in existence as of March 31, 2020.

ITEM 13	— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Controlling Shareholder

S&T, which is a wholly owned subsidiary of N.A.K.S., which is a wholly owned subsidiary of Nimble, collectively have the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of June 26, 2020. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the Company Guide. From time to time, the Company engages in business transactions with its controlling shareholder, Nimble, or one or more of Nimble’s direct and indirect subsidiaries. See Note 3 “Related Party Transactions” of the Notes to the Consolidated Financial Statements contained in the Annual Report.

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

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all permitted non-audit work performed by the Company’s independent registered public accountants, MSPC Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”), is approved in advance by the Audit Committee, including the proposed fees for such work, in order to ensure that the provision of such services does not impair the public accountants’ independence. The Audit Committee is informed of each service actually rendered. All fees described below were approved by the Audit Committee in compliance with such pre-approval policies and procedures for the fiscal years ended March 31, 2020 and 2019, respectively.

•

Audit Fees. Audit fees billed to the Company by MSPC for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K, and reviews by MSPC of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, for the fiscal years ended March 31, 2020 and 2019 totaled approximately $93,000 and $102,000, respectively.

•	Audit-Related Fees. The Company was not billed for any audit-related fees by MSPC for the fiscal years ended March 31, 2020 or 2019, respectively.

•	Tax Fees. The Company was not billed by MSPC for tax services for the fiscal years ended March 31, 2020 or 2019, respectively.

•	All Other Fees. The Company was not billed by MSPC for the fiscal years ended March 31, 2020 and 2019, respectively, for any permitted non-audit services.

PART IV

ITEM 15	— EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits. The following exhibits are filed with this Amendment No. 1 on Form 10-K/A to the Annual Report or are incorporated by reference, as indicated.

Exhibit Number

3.1	Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994) (filed in paper format).

3.1.1	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit (3) (b) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994) (filed in paper format).

3.1.2	Amendment dated February 14, 1996 to the Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.2	By-Laws of Emerson (incorporated by reference to Exhibit 3.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

3.2.1	Amendment dated November 28, 1995 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.2.2	Amendment effective as of November 10, 2009 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.1 of Emerson’s Current Report on Form 8-K filed on November 16, 2009).

3.2.3	Amendment effective as of August 31, 2011 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.2 of Emerson’s Current Report on Form 8-K filed on September 7, 2011).

3.2.4	Amendment effective as of June 22, 2020 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.1 of Emerson’s Current Report on Form 8-K filed on June 24, 2020).

Exhibit Number

4.1	Description of Common Stock.*

10.1	Employment Agreement dated as of March 31, 2011 between the Company and Mr. Hon Tak Kwong (incorporated by reference to Exhibit 10.31 to Emerson’s Form 10-Q for the quarter ended September 30, 2011).†

10.1.1	Employment Agreement dated as of April 1, 2019, between Emerson Radio (Hong Kong) Limited and Mr. Hon Tak Kwong (incorporated by reference to Exhibit 10.30.1 to Emerson’s Amendment No. 1 to Annual Report on Form 10-K for the year ended March 31, 2019).†

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Emerson’s Form 10-Q for the quarter ended December 31, 2014).†

10.3	Employment Agreement dated March 9, 2017 between Emerson Radio (Hong Kong) Limited and Michael Binney (incorporated by reference to Exhibit 10.35 to Emerson’s Amendment No. 1 to Annual Report on Form 10-K for the year ended March 31, 2017).†

10.3.1	Retention Letter Agreement dated October 7, 2019, between the Company and Michael Binney (incorporated by reference to Exhibit 10.35.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).†

21.1	Principal Subsidiaries of the Company as of March 31, 2020.*

23.1	Consent of Independent Registered Public Accounting Firm—MSPC, Certified Public Accountants and Advisors, Professional Corporation.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 26, 2020.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 26, 2020.*

31.3	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 29, 2020.**

31.4	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 29, 2020.**

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 26, 2020.***

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed with Emerson’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the Securities and Exchange Commission on June 26, 2020.
**	Filed herewith.
***	Furnished with Emerson’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the Securities and Exchange Commission on June 26, 2020.
†	Management contract or compensatory plan or arrangement.

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

Dated: July 29, 2020