Form 10-Q
period 2020-06-30
EMERSON RADIO CORP
filed 2020-08-14
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of common stock as of August 14, 2020: 21,042,652.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2020	2019

Net revenues:
Net product sales	$1,234	$1,558
Licensing revenue	60	55
Net revenues	1,294	1,613
Costs and expenses:
Cost of sales	1,018	1,350
Selling, general and administrative expenses	1,477	1,482
	2,495	2,832
Operating loss	(1,201)	(1,219)
Other income:
Interest income, net	82	237
Loss before income taxes	(1,119)	(982)
Provision for income tax expense	6	5
Net loss	(1,125)	(987)
Basic loss per share	$(0.05)	$(0.05)
Diluted loss per share	$(0.05)	$(0.05)
Weighted average shares outstanding
Basic	21,043	21,043
Diluted	21,043	21,043

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	June 30, 2020	March 31, 2020

ASSETS
Current Assets:
Cash and cash equivalents	$6,093	$6,276
Short term investments	27,198	28,101
Accounts receivable, net	508	484
Inventory	2,127	1,918
Prepaid purchases	340	250
Prepaid expenses and other current assets	291	327
Total Current Assets	36,557	37,356
Non-Current Assets:
Property and equipment, net	3	4
Right-of-use asset-operating leases	387	442
Right-of-use asset-finance leases	4	5
Other assets	94	94
Total Non-Current Assets	488	545
Total Assets	$37,045	$37,901
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	776	592
Paycheck Protection Program loan	204	—
Short-term operating lease liability	246	241
Short-term finance lease liability	1	1
Income tax payable, current portion	195	195
Deferred revenue	120	180
Total Current Liabilities	1,542	1,209
Non-Current Liabilities:
Long-term operating lease liability	171	234
Long-term finance lease liability	3	4
Income tax payable	2,033	2,033
Total Non-Current Liabilities	2,207	2,271
Total Liabilities	$3,749	$3,480
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at June 30, 2020 and March 31, 2020, respectively; 21,042,652 shares outstanding at June 30, 2020 and March 31, 2020, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(17,134)	(16,009)
Treasury stock, at cost (31,923,145 shares at June 30, 2020 and March 31, 2020, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	33,296	34,421
Total Liabilities and Shareholders’ Equity	$37,045	$37,901

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2020	2019
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(1,125)	$(987)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Amortization of right-of-use assets	56	51
Depreciation and amortization	1	—
Asset allowances and reserves	(23)	(51)
Changes in assets and liabilities:
Accounts receivable	(1)	(212)
Inventory	(209)	165
Prepaid purchases	(90)	402
Prepaid expenses and other current assets	36	68
Accounts payable and other current liabilities	184	175
Short term lease liabilities	5	—
Long term lease liabilities	(64)	—
Due to affiliate	—	1
Income taxes payable	—	(1)
Deferred revenue	(60)	(55)
Net cash (used) by operating activities	(1,290)	(444)
Cash Flows From Investing Activities:
Proceeds from sale of short-term investments	903	—
Purchases of short-term investments	—	(213)
Net cash provided (used) by investing activities	903	(213)
Cash Flows from Financing Activities:
Proceeds from Paycheck Protection Program loan	204	—
Net cash provided by financing activities	204	—
Net (decrease) in cash and cash equivalents	(183)	(657)
Cash and cash equivalents at beginning of the year	6,276	7,917
Cash and cash equivalents at end of the year	$6,093	$7,260
Supplemental disclosures:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2020	$3,310	52,965,797	$529	$79,792	$(16,009)	$(33,201)	$34,421
Net loss	—	—	—	—	(1,125)	—	(1,125)
Balance — June 30, 2020	$3,310	52,965,797	$529	$79,792	$(17,134)	$(33,201)	$33,296

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2019	$3,310	52,965,797	$529	$79,792	$(11,702)	$(33,201)	$38,728
Net loss	—	—	—	—	(987)	—	(987)
Balance — June 30, 2019	$3,310	52,965,797	$529	$79,792	$(12,689)	$(33,201)	$37,741
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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2020 and the results of operations for the three month periods ended June 30, 2020 and June 30, 2019. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2020 (“fiscal 2020”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2020.

The results of operations for the three month period ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ending March 31, 2021 (“fiscal 2021”).

Whenever necessary, reclassifications are made to conform the prior year’s consolidated financial statements to the current year’s presentation.

Revised Financial Statements

Cost of sales includes actual product cost, quality control costs, change in inventory reserves, duty, buying costs, the cost of transportation to the Company’s third party logistics providers’ warehouse from its manufacturers, warehousing costs. The Company is no longer including an allocation of those selling, general and administrative expenses that are directly related to these activities in Cost of Sales.

The Company reclassified approximately $399,000 on its Consolidated Statements of Operations, from Cost of Sales to Selling, General and Administrative expenses for the quarter ended June 30, 2019 to conform with its current presentation for quarter ended June 30, 2020. The reclassification was made to more accurately present the relationship between the Company’s net product sales and its cost of sales. The reclassification had no impact on the Company’s previously reported operating loss or net loss for the quarter ended June 30, 2019.

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

	Three Months Ended June 30,
	2020	2019

Numerator:
Net loss	$(1,125)	$(987)
Denominator:
Denominator for basic and diluted loss per share — weighted average shares	21,043	21,043
Net loss per share:
Basic and diluted loss per share	$(0.05)	$(0.05)

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at June 30, 2020 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At June 30, 2020, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of June 30, 2020 and March 31, 2020, inventories consisted of the following (in thousands):

	June 30, 2020	March 31, 2020
Finished goods	$2,127	$1,918

NOTE 5 — INCOME TAXES

At June 30, 2020, the Company had $8.7 million of U.S. federal net operating loss (“NOL”) carry forwards. These losses do not expire but are limited to utilization of 80% of taxable income in any one year. At June 30, 2020, the Company had approximately $16.6 million of U.S. state net operating loss carry forwards. The tax benefits related to these state net operating loss carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized. The income of foreign subsidiaries before taxes was $22,000 for the quarter ended June 30, 2020 as compared to income before taxes of $165,000 for the quarter ended June 30, 2019.

The Company analyzed the future reasonability of recognizing its deferred tax assets at June 30, 2020. As a result, the Company concluded that a valuation allowance of approximately $3,200,000 would be recorded against the assets.

Although the Company generated a net operating loss, it recorded income tax expense of approximately $6,300 during the three months ended June 30, 2020, primarily resulting from state income taxes. During the three months ended June 30, 2019, the Company recorded income tax expense of $5,300.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of June 30, 2020, the Company’s open tax years for examination for U.S. federal tax are 2016-2019, and for U.S. states’ tax are 2015-2019. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

As of June 30, 2020 the Company had a federal tax liability of approximately $2.2 million related to the repatriation of the Company’s undistributed earnings of its foreign subsidiaries as required by the Tax Cuts and Jobs Act of 2017. The liability is payable over 8 years. The first five installments are each 8% of the liability, the sixth is 15%, the seventh is 20% and the final installment is 25%. As of June 30, 2020, the Company has made two of the eight installments.

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

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the SEC on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of June 30, 2020. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

Related Party Transactions

      Charges of rental and utility fees on office space in Hong Kong

During the three months ended June 30, 2020, the Company was billed approximately $43,000 for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board.  As of June 30, 2020 the Company owed nil to VACL related to these charges.

During the three months ended June 30, 2020, the Company was billed approximately $600 for purchases of personal protection equipment from Lafe Strategic Services Ltd (“LSSL”), which is a company related to the Company’s Chairman of the Board. As of June 30, 2020 the Company owed $600 to LSSL related to these charges.

NOTE 7 — SHORT TERM INVESTMENTS

At June 30, 2020 and March 31, 2020, the Company held short term investments totaling $27.2 million and $28.1 million, respectively. These investments were comprised of bank certificates of deposit, which bear an interest rate of approximately 0.40% and will mature in September 2020.

NOTE 8 — CONCENTRATION RISK

Customer Concentration

For the three months ended June 30, 2020, the Company’s three largest customers accounted for approximately 77% of the Company’s net revenues, of which Walmart accounted for 46%, Amazon accounted for 22% and Kroger accounted for 9%.

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

Product Concentration

For the three months ended June 30, 2020, the Company’s gross product sales were comprised of two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 38% of the Company’s gross product sales. Audio products generated approximately 58% of the Company’s gross product sales.

For the three months ended June 30, 2019, the Company’s gross product sales were comprised of the same two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 49% of the Company’s gross product sales. Audio products generated approximately 49% of the Company’s gross product sales.

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top two customers accounted for 51% and 46% as of June 30, 2020, respectively. As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top two customers accounted for 45% and 45% as of March 31, 2020, respectively. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

Supplier Concentration

During the three months ended June 30, 2020, the Company procured 100% of its products for resale from its two largest factory suppliers, of which 63% was supplied by its largest supplier. During the three months ended June 30, 2019, the Company procured approximately 77% of its products for resale from its two largest factory suppliers, of which 42% was supplied by its largest supplier.

NOTE 9 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of three to five years. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during the quarter ended June 30, 2020 to indicate that a reassessment or re-measurement of the Company’s existing leases was required. There were also no impairment indicators identified during the quarter ended June 30, 2020 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.

As of June 30, 2020, the Company’s current operating and finance lease liabilities were $246,000 and $1,000, respectively and its non-current operating and finance lease liabilities were $171,000 and $3,000, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of June 30, 2020 was $387,000 and $4,000, respectively.

The components of lease costs, which were included in operating expenses in the Company’s condensed consolidated statements of operations, were as follows:

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Lease cost
Operating lease cost	$64	$63
Finance lease cost	—	—
Amortization of right-of-use assets	—	—
Interest on lease liabilities	—	—
Variable lease costs	—	—
Total lease cost	64	63

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	67	65
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	—	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	650	650
Finance leases	5	5

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of June 30, 2020	As of June 30, 2019
Operating leases	23.5	34.1
Finance leases	47.2	59.2

Weighted average discount rate
Operating leases	7.50%	7.50%
Finance leases	7.50%	7.50%

As of June 30, 2020 the maturities of lease liabilities were as follows:
(in thousands)	Operating Leases	Finance Leases

2021	$201	$1
2022	162	1
2023	84	1
2024	—	1
2025	—	1
Thereafter	—	—
Total lease payments	$447	$5
Less: Imputed interest	(30)	(1)
Total	$417	$4

NOTE 10 — PAYCHECK PROTECTION PROGRAM

The Covid-19 outbreak in the first half of calendar 2020 has had a negative impact on the Company’s operational and financial performance. However, the extent of this negative impact cannot be reasonably estimated at this time.

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

•	the Company’s ability to generate sufficient revenue to achieve and maintain profitability;
•	the Company’s ability to obtain new customers and retain key existing customers, including the Company’s ability to maintain purchase volumes of the Company’s products by its key customers;
•	the Company’s ability to obtain new licensees and distribution relationships and maintain relationships with its existing licensees and distributors;
•	the Company’s ability to resist price increases from its suppliers or pass through such increases to its customers;
•	changes in consumer spending for retail products, such as the Company’s products, and in consumer practices, including sales over the Internet;
•	the Company’s ability to maintain effective internal controls or compliance by its personnel with such internal controls;
•	the Company’s ability to successfully manage its operating cash flows to fund its operations;
•	the Company’s ability to anticipate market trends, enhance existing products or achieve market acceptance of new products;
•	the Company’s ability to accurately forecast consumer demand and adequately manage inventory;
•	the Company’s dependence on a limited number of suppliers for its components and raw materials;
•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;
•	the Company’s dependence on a third party logistics provider for the storage and distribution of its products in the United States;
•	the ability of third party sales representatives to adequately promote, market and sell the Company’s products;
•	the Company’s ability to maintain, protect and enhance its intellectual property;
•	the effects of competition;
•	the Company’s ability to distribute its products in a timely fashion, including as a result of labor disputes and public health threats and social unrest;
•	evolving cybersecurity threats to the Company’s information technology systems or those of its customers or suppliers;
•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;

•	changes in accounting policies, rules and practices;
•	changes in tax rules and regulations or interpretations;
•	changes in U.S. and foreign trade regulations and tariffs, including potential increases of tariffs on goods imported into the U.S., and uncertainty regarding the same;
•	limited access to financing or increased cost of financing;
•	the effects of currency fluctuations between the U.S. dollar and Chinese renminbi relative to the dollar and increases in costs of production in China; and
•	the other factors listed under “Risk Factors” in the Company’s Form 10-K, as amended, for the fiscal year ended March 31, 2020 and other filings with the SEC.

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

Results of Operations

The following table summarizes certain financial information for the three month periods ended June 30, 2020 (fiscal 2021) and June 30, 2019 (fiscal 2020) (in thousands):

	Three Months Ended June 30,
	2020	2019
Net product sales	$1,234	$1,558
Licensing revenue	60	55
Net revenues	1,294	1,613
Cost of sales	1,018	1,350
Selling, general and administrative expenses	1,477	1,482
Operating loss	(1,201)	(1,219)
Interest income, net	82	237
Loss before income taxes	(1,119)	(982)
Provision for income taxes	6	5
Net loss	$(1,125)	$(987)

Net product sales — Net product sales for the first quarter of fiscal 2021 were $1.2 million as compared to $1.6 million for the first quarter of fiscal 2020, a decrease of $0.4 million, or 20.8%. The decline in net product sales during the first quarter of fiscal 2021 reflected the initial impact of the COVID-19 pandemic on the Company’s sales and manufacturing supply chain activities during the first quarter of fiscal 2021. The Company’s sales during the first quarter of fiscal 2021 were highly concentrated among the Company’s three largest customers – Wal-Mart, Amazon.com and Kroger – where net product sales comprised approximately 80%. The Company’s sales during the first quarter of fiscal 2020 were highly concentrated among the Company’s three largest customers – Wal-Mart, Amazon.com and Fred Meyer – where net product sales comprised approximately 75% of the Company’s total net product sales.

Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $4,000 and nil for the first quarters of fiscal 2021 and fiscal 2020. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall decrease in net product sales were as follows:

i)

Houseware products: Net sales decreased $0.3 million, or 36.1%, to $0.5 million in the first quarter of fiscal 2021 as compared to $0.8 million in the first quarter of fiscal 2020, driven by a decrease in year-over-year sales of microwave ovens.

ii)

Audio products: Net sales were $0.7 million in the first quarter of fiscal 2021 as compared to $0.8 million in the first quarter of fiscal 2020, a decrease of $0.1 million, or 4.9%, resulting from decreased net sales of clock radios.

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

Emerson’s success is dependent on its ability to anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and sourcing new products that are profitable to the Company. Geo-political factors may also affect the Company’s operations and demand for the Company’s products, which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The Company expects that recently imposed and proposed U.S. tariffs on categories of products that the Company imports from China, and China’s retaliatory tariffs on certain goods imported from the United States, as well as modifications to international trade policy, will affect its product costs going forward. If no mitigation steps are taken, or the mitigation is unsuccessful, the combination of tariffs will result in significantly increased annualized costs to the Company as all of the Company’s products are currently manufactured by suppliers in China. Although the Company is monitoring the trade environment and working to mitigate the possible effect of tariffs with its suppliers as well as its customers through pricing and sourcing strategies, including drawing down inventory built up in advance of the recent tariff increases, the Company cannot be certain how its customers and competitors will react to the actions taken. In addition, heightened tensions between the United States and China over Hong Kong and any resulting retaliatory policies may affect our operations in Hong Kong. At this time the Company is unable to quantify possible effects on its costs arising from the new tariffs, which are expected to increase the Company’s inventory costs and associated costs of sales as tariffs are incurred, and some costs may be passed through to the Company’s customers as product price increases in the future. However, if the Company is unable to successfully pass through the additional costs or otherwise mitigate the effects of these tariffs, or if the higher prices reduce demand for the Company’s products, it will have a negative effect on the Company’s product sales and gross margins.

Starting in the fourth quarter of fiscal 2020, the global COVID-19 pandemic has presented significant challenges and adversely affected the Company’s business and operating results, and the operations and production capabilities of the Company’s suppliers in China and the distribution capabilities of the Company’s third party logistics provider, including as a result of quarantine or closure. The pandemic directly and indirectly disrupted certain sales and supply chain activities and affected the Company’s ability to address those challenges during the first quarter of fiscal 2021, which contributed to a decline in net product sales in the first quarter of fiscal 2021. The pandemic has continued to have an adverse effect during the beginning of the second quarter of fiscal 2021, including on inventory management following the cancellation or renegotiation of certain product orders, and the Company expects that the pandemic will continue to have an adverse effect over the coming quarters, including on the magnitude and timing of orders by retailers, resellers, distributors and consumers. In light of the adverse effects of the COVID-19 pandemic on the Company’s business and on macroeconomic conditions domestically and internationally, along with the uncertainty associated with a potential recovery, the Company has implemented certain cost-reduction actions intended to reduce expenditures in line with the lower demand for the Company’s products in light of the effects of the COVID-19 pandemic to the business. However, the environment remains highly uncertain and demand for the Company’s products remains difficult to assess due to many factors including the pace of economic recovery around the world, the status of various government stimulus programs, competitive intensity and retailer actions to continue carefully managing inventory.  As a result, the Company is unable at this time to predict the full impact of the COVID-19 pandemic on its operations and financial results, and, depending on the magnitude and duration of the pandemic, such impact may be material. The Company expects to see an adverse impact to its net product sales, earnings and cash flows due to the COVID-19 pandemic in the second quarter of fiscal 2021, which may also continue into the third quarter or beyond. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.

For more information on risks associated with the Company’s operations, including tariffs, please see the risk factors within Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2020, as updated in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

Licensing revenue — Licensing revenue in the first quarter of fiscal 2021 was $60,000 as compared to $55,000 in the first quarter of fiscal 2020, an increase of $5,000, or 9.1%. The year-over-year increase can be attributed to the escalation in the annual minimum royalty earned by the Company from its licensee.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $1.3 million in the first quarter of fiscal 2021 as compared to $1.6 million in the first quarter of fiscal 2020, a decrease of $0.3 million, or 19.8%.

Cost of sales — In absolute terms, cost of sales decreased $0.3 million, or 24.6%, to $1.0 million in the first quarter of fiscal 2021 as compared to $1.3 million in the first quarter of fiscal 2020. The decrease in absolute terms for the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020 was primarily related to decreased net product sales and by lower year-over-year gross cost of sales as a percentage of gross sales. The amounts presented are based on the change in methodology regarding the Company’s definition of Cost of Sales. See “Note 1 – Background and Basis of Presentation”.

The Company purchases the products it sells from a limited number of factory suppliers. For the first quarter of fiscal 2021 and fiscal 2020, the Company purchased 100% and 77%, respectively, from its two largest suppliers.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, in absolute terms, was $1.5 million in the first quarter of fiscal 2021 as compared to $1.5 million in the first quarter of fiscal 2020. S,G&A, as a percentage of net revenues, was 114.1% in the first quarter of fiscal 2021 as compared to 91.9% in the first quarter of fiscal 2020. The amounts presented are based on the change in methodology regarding the Company’s definition of Cost of Sales. See “Note 1 – Background and Basis of Presentation”.

Interest income, net — Interest income, net, was $82,000 in the first quarter of fiscal 2021 as compared to $237,000 in the first quarter of fiscal 2020, a decrease of $155,000. The decrease was primarily due to lower average interest rates earned on the Company’s short term investments.

Provision for income taxes — In the first quarter of fiscal 2021, the Company recorded income tax expense of $6,300 as compared to income tax expense of $5,300 in the first quarter of fiscal 2020. See “Note 5 – Income Taxes”.

Although the Company generated net losses during fiscal 2021 and fiscal 2020, it was unable to realize an income tax benefit due to valuation allowances recorded against its deferred tax assets.

Net (loss) — As a result of the foregoing factors, the Company realized a net loss of $1,125,000 in the first quarter of fiscal 2021 as compared to a net loss of $987,000 in the first quarter of fiscal 2020.

Liquidity and Capital Resources

As of June 30, 2020, the Company had cash and cash equivalents of approximately $6.1 million as compared to approximately $6.3 million at March 31, 2020. Working capital decreased to $35.0 million at June 30, 2020 as compared to $36.1 million at March 31, 2020. The decrease in cash and cash equivalents of approximately $0.2 million was due to the net loss generated during the period of $1.1 million, an increase in inventory of $0.2 million, an increase in prepaid purchases of $0.1 million and a decrease in deferred revenue of $0.1 million partially offset by a decrease in short term investments of $0.9 million, an increase in accounts payable and other current liabilities of $0.2 million and an increase of $0.2 million in short term loan payable.

Cash Flows

Net cash used by operating activities was approximately $1.3 million for the three months ended June 30, 2020, resulting from a $1.1 million net loss generated during the period, an increase in inventory of $0.2 million, an increase in prepaid purchases of $0.1 million and a decrease in deferred revenue of $0.1 million partially offset by an increase in accounts payable and other liabilities of $0.2 million.

Net cash provided by investing activities was approximately $0.9 million for the three months ended June 30, 2020 due to a decrease in short term certificates of deposit.

Net cash provided by financing activities was $0.2 million for the three months ended June 30, 2020 due to proceeds received from the Payroll Protection Program.

Sources and Uses of Funds

The Company’s principal existing sources of cash are generated from operations and its existing short-term investments. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Paycheck Protection Program Loan

In April and May of 2020, the Company applied for and received aggregate loan proceeds of approximately $0.2 million under the Paycheck Protection Program (“PPP”), established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The PPP loan accrues interest at 1% and matures two years from the date of issuance, with a deferral of payments for the first six months. While the Company intends to pursue the forgiveness of the PPP loan in accordance with the requirements and limitations under the CARES Act, no assurance can be provided that forgiveness of any portion of the PPP loan will be obtained. See Note 10 of the Notes to the Interim Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of June 30, 2020, the Company did not have any off-balance sheet arrangements as defined under the rules of the SEC.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2020, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

The Company’s operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2020, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of the Company’s common stock. Except as set forth below, there have been no material changes to our risk factors since the Company's Annual Report on Form 10-K for the year ended March 31, 2020.

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

The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, has had and may continue to have a material economic effect on the Company’s business. For example, the pandemic and related measures taken to limit the spread of disease has resulted in retail store closures, both temporary and permanent, higher unemployment and greater economic uncertainty, which may adversely affect consumer purchasing behavior. Consumer fears about becoming ill with the disease may continue, which will adversely affect traffic to retail stores selling the Company’s products. Consumer spending generally may also be negatively affected by general macroeconomic conditions and consumer confidence, including the effects of the current recession, resulting from the COVID-19 pandemic. This may negatively affect sales of the Company’s products at retail stores and online marketplace channels and through the Company’s licensing agreements. Any significant reduction in consumer visits to, or spending at, retail stores caused by COVID-19, and any decreased spending at stores or online caused by decreased consumer confidence and spending following the pandemic, would result in a loss of sales of the Company’s products and profits and other material adverse effects.

While the potential economic effects and the duration of the COVID-19 pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets. In addition, the current recession has, and a depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect the Company’s business and the market value of its common stock. The Company does not yet know the full extent of potential delays or impacts on its business, its industry or the global economy as a whole, and the Company cannot predict the effects that COVID-19 pandemic-related business disruptions and economic uncertainty will have on its customers, suppliers, consumers, and each of their financial conditions. However, any material effect on these parties could further adversely affect the Company’s financial condition and results of operations. Additionally, while significant efforts are underway to slow the spread of COVID-19, develop vaccines and therapeutics, it is unclear when or whether progress in any of those areas will translate into an economic recovery that will restore consumer confidence and accelerate consumer spending. The effect of the COVID-19 pandemic may also exacerbate other risks discussed below and in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, any of which could have a material adverse effect on the Company’s business and financial condition. Accordingly, given that the potential of these effects of the COVID-19 pandemic on the Company’s operations has been and will likely continue to be material, the Company will continue to monitor the situation closely.

Foreign regulations and changes in trade policies and the political, social and economic conditions in the United States and the foreign countries in which the Company operates its business could affect the Company’s revenues and earnings materially and adversely.

The Company has operations in China and derives a significant portion of its revenue from sales of products manufactured by third parties located in China. In addition, third parties located in China and other countries located in the same region produce and supply many of the components and raw materials used in the Company’s products. Additionally, a significant portion of the shipping of the Company’s finished goods to the United States occurs through Hong Kong. Conducting an international business inherently involves a number of difficulties and risks that could materially and adversely affect the Company’s ability to generate revenues and could subject the Company to increased costs. The increasing diplomatic tensions between the United States and China, including over China’s recent enactment of a new national security law in Hong Kong, create uncertainties for doing business in China, and the risk of additional protectionist trade policies and tariffs or other escalating retaliatory policies, such as the recent U.S. executive order that ended the special economic status afforded to Hong Kong under the United States-Hong Kong Policy Act of 1992, could increase the Company’s cost of doing business and adversely affect the Company’s business, financial condition and results of operations. Furthermore, the current U.S. administration continues to signal its intent to alter trade agreements between China and the U.S. and may impose additional tariffs on imports from China. It is possible that further tariffs may be imposed on the categories of products the Company imports to the United States, or that the Company’s business will be affected by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing the Company to raise prices or make changes to its operations, any of which could adversely affect demand for the Company’s products or increase its costs.

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

Although the Company is monitoring the trade environment and working to mitigate the possible effect of tariffs through pricing and sourcing strategies, including through proactive management of inventory built up in advance of the recent tariff increases, and may take additional steps, the Company cannot be certain how its customers and competitors will react to the actions taken. Additional tariffs imposed by the United States, and any related countermeasures by China, including as a result of the heightened tensions between the United States and China over Hong Kong, could increase the Company’s cost of goods and reduce its gross margins. If the Company determines to pass some or all of these new tariff burdens on to its customers as product price increases in the future, the result may be a degradation of the Company’s competitive position and a loss of customers that would adversely affect the Company’s operating performance. However, the ultimate outcome of these tariff actions is not clear at this time, and there can be no assurances that the Company’s mitigation efforts will be successful or that the imposition of any such tariffs or trade actions would not have a material adverse effect on the Company’s revenue, gross margins and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

(a) None

(b) None

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON RADIO CORP.
(Registrant)

/s/ Duncan Hon
Date: August 14, 2020	Duncan Hon
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Binney
Date: August 14, 2020	Michael Binney
Chief Financial Officer (Principal Financial and Accounting Officer)