Form 10-Q
period 2020-09-30
EMERSON RADIO CORP
filed 2020-11-16
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of common stock as of November 16, 2020: 21,042,652.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019

Net revenues:
Net product sales	$2,211	$1,379	$3,445	$2,937
Licensing revenue	60	56	120	111
Net revenues	2,271	1,435	3,565	3,048
Costs and expenses:
Cost of sales	1,747	1,177	2,765	2,527
Selling, general and administrative expenses	1,564	1,346	3,041	2,828
	3,311	2,523	5,806	5,355
Operating loss	(1,040)	(1,088)	(2,241)	(2,307)
Other income:
Interest income, net	28	222	110	459
Income from governmental assistance programs	55	—	55	—
Loss before income taxes	(957)	(866)	(2,076)	(1,848)
(Benefit) provision for income tax expense	(1)	10	5	15
Net loss	(956)	(876)	(2,081)	(1,863)
Basic loss per share	$(0.05)	$(0.04)	$(0.10)	$(0.09)
Diluted loss per share	$(0.05)	$(0.04)	$(0.10)	$(0.09)
Weighted average shares outstanding
Basic	21,043	21,043	21,043	21,043
Diluted	21,043	21,043	21,043	21,043

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	September 30, 2020	March 31, 2020

ASSETS
Current Assets:
Cash and cash equivalents	$6,511	$6,276
Short term investments	25,000	28,101
Accounts receivable, net	859	484
Inventory	2,077	1,918
Prepaid purchases	501	250
Prepaid expenses and other current assets	522	327
Total Current Assets	35,470	37,356
Non-Current Assets:
Property and equipment, net	3	4
Right-of-use asset-operating leases	330	442
Right-of-use asset-finance leases	4	5
Other assets	94	94
Total Non-Current Assets	431	545
Total Assets	$35,901	$37,901
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	905	592
Paycheck Protection Program loan	204	—
Short-term operating lease liability	228	241
Short-term finance lease liability	1	1
Income tax payable, current portion	195	195
Deferred revenue	60	180
Total Current Liabilities	1,593	1,209
Non-Current Liabilities:
Long-term operating lease liability	129	234
Long-term finance lease liability	3	4
Income tax payable	1,836	2,033
Total Non-Current Liabilities	1,968	2,271
Total Liabilities	$3,561	$3,480
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at September 30, 2020 and March 31, 2020, respectively; 21,042,652 shares outstanding at September 30, 2020 and March 31, 2020, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(18,090)	(16,009)
Treasury stock, at cost (31,923,145 shares at September 30, 2020 and March 31, 2020, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	32,340	34,421
Total Liabilities and Shareholders’ Equity	$35,901	$37,901

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2020	2019
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(2,081)	$(1,863)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Amortization of right-of-use assets	113	40
Depreciation and amortization	1	1
Deferred tax assets	—	6
Asset allowances and reserves	10	(37)
Changes in assets and liabilities:
Accounts receivable	(385)	(32)
Inventory	(159)	899
Prepaid purchases	(251)	2
Prepaid expenses and other current assets	(195)	(165)
Other assets	—	19
Accounts payable and other current liabilities	313	46
Short term lease liabilities	(13)	—
Long term lease liabilities	(106)	—
Income taxes payable	(197)	(196)
Deferred revenue	(120)	(110)
Net cash (used) by operating activities	(3,070)	(1,390)
Cash Flows From Investing Activities:
Proceeds from sale of short-term investments	3,101	—
Purchases of short-term investments	—	(1,443)
Net cash provided (used) by investing activities	3,101	(1,443)
Cash Flows from Financing Activities:
Proceeds from Paycheck Protection Program loan	204	—
Net cash provided by financing activities	204	—
Net (decrease) in cash and cash equivalents	235	(2,833)
Cash and cash equivalents at beginning of the year	6,276	7,917
Cash and cash equivalents at end of the year	$6,511	$5,084
Supplemental disclosures:
Cash paid for:
Interest	$1	$—
Income taxes	$197	$199

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2020	$3,310	52,965,797	$529	$79,792	$(16,009)	$(33,201)	$34,421
Net loss	—	—	—	—	(2,081)	—	(2,081)
Balance — September 30, 2020	$3,310	52,965,797	$529	$79,792	$(18,090)	$(33,201)	$32,340

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2019	$3,310	52,965,797	$529	$79,792	$(11,702)	$(33,201)	$38,728
Net loss	—	—	—	—	(1,863)	—	(1,863)
Balance — September 30, 2019	$3,310	52,965,797	$529	$79,792	$(13,565)	$(33,201)	$36,865
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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2020 and the results of operations for the three and six month periods ended September 30, 2020 and September 30, 2019. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2020 (“fiscal 2020”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2020.

The results of operations for the three and six month periods ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ending March 31, 2021 (“fiscal 2021”).

Whenever necessary, reclassifications are made to conform the prior year’s consolidated financial statements to the current year’s presentation.

Revised Financial Statements

Cost of sales includes actual product cost, quality control costs, change in inventory reserves, duty, buying costs, the cost of transportation to the Company’s third party logistics providers’ warehouse from its manufacturers and warehousing costs. The Company is no longer including an allocation of those selling, general and administrative expenses that are directly related to these activities in Cost of Sales.

The Company reclassified approximately $373,000 for the quarter ended September 30, 2019 and $772,000 for the six months ended September 30, 2019 on its Consolidated Statements of Operations, from Cost of Sales to Selling, General and Administrative expenses to conform to its current presentation. The reclassifications were made to more accurately present the relationship between the Company’s net product sales and its cost of sales. The reclassification had no impact on the Company’s previously reported operating losses or net losses, for either the quarter ended or six months ended September 30, 2019.

Unless otherwise disclosed in the notes to these consolidated financial statements, the estimated fair value of the financial assets and liabilities approximates the carrying value.

Recently Issued Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board (“FASB”) which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019

Numerator:
Net loss	$(956)	$(876)	$(2,081)	$(1,863)
Denominator:
Denominator for basic and diluted loss per share — weighted average shares	21,043	21,043	21,043	21,043
Net loss per share:
Basic and diluted loss per share	$(0.05)	$(0.04)	$(0.10)	$(0.09)

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at September 30, 2020 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At September 30, 2020, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of September 30, 2020 and March 31, 2020, inventories consisted of the following (in thousands):

	September 30, 2020	March 31, 2020
Finished goods	$2,077	$1,918

NOTE 5 — INCOME TAXES

At September 30, 2020, the Company had $9.6 million of U.S. federal net operating loss (“NOL”) carry forwards. These losses do not expire but are limited to utilization of 80% of taxable income in any one year. At September 30, 2020, the Company had approximately $17.6 million of U.S. state NOL carry forwards. The tax benefits related to these state NOL carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized. The income of foreign subsidiaries before taxes was nil for the six months ended September 30, 2020 as compared to income before taxes of $300,000 for the six months ended September 30, 2019.

The Company analyzed the future reasonability of recognizing its deferred tax assets at September 30, 2020. As a result, the Company concluded that a 100% valuation allowance of approximately $3,500,000 would be recorded against the assets.

During the three months ended September 30, 2020, the Company recorded an income tax benefit of approximately $1,000. During the three months ended September 30, 2019, the Company recorded income tax expense of approximately $10,000, primarily resulting from state income taxes. During the six months ended September 30, 2020, the Company recorded income tax expense of $5,000 and for the six months ended September 30, 2019, the Company recorded income tax expense of $15,000.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of September 30, 2020, the Company’s open tax years for examination for U.S. federal tax are 2016-2019, and for U.S. states’ tax are 2015-2019. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

As of September 30, 2020 the Company had a federal tax liability of approximately $2,031,000 related to the repatriation of the Company’s undistributed earnings of its foreign subsidiaries as required by the Tax Cuts and Jobs Act of 2017. As of September 30, 2020, the short term portion was approximately $195,000 and the long term portion was approximately $1,836,000. As of March 31, 2020, the short term portion was approximately $195,000 and the long term portion was approximately $2,033,000.The liability is payable over 8 years. The first five installments are each 8% of the liability, the sixth is 15%, the seventh is 20% and the final installment is 25%. As of September 30, 2020, the Company has made three of the eight installments.

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

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the SEC on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of September 30, 2020. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

Related Party Transactions

      Charges of rental and utility fees on office space in Hong Kong

During the three and six months ended September 30, 2020, the Company was billed approximately $43,000 and $86,000, respectively, for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board.  As of September 30, 2020 the Company owed nil to VACL related to these charges.

During the three and six months ended September 30, 2020, the Company was billed approximately $2,000 and $2,600, respectively, for purchases of personal protection equipment from Lafe Strategic Services Ltd (“LSSL”), which is a company related to the Company’s Chairman of the Board. As of September 30, 2020 the Company owed nil to LSSL related to these charges.

NOTE 7 — SHORT TERM INVESTMENTS

At September 30, 2020 and March 31, 2020, the Company held short term investments totaling $25.0 million and $28.1 million, respectively. These investments were comprised of bank certificates of deposit, which bear an interest rate of approximately 0.31% and will mature in December 2020.

NOTE 8 — CONCENTRATION RISK

Customer Concentration

For the three months ended September 30, 2020, the Company’s three largest customers accounted for approximately 77% of the Company’s net revenues, of which Walmart accounted for 32%, Fred Meyer accounted for 23% and Amazon accounted for 22%.

For the six months ended September 30, 2020, the Company’s three largest customers accounted for approximately 76% of the Company’s net revenues, of which Walmart accounted for 37%, Amazon accounted for 22% and Fred Meyer accounted for 17%.

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

Product Concentration

For the three and six months ended September 30, 2020, the Company’s gross product sales were comprised of two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 46% and 43%, respectively, of the Company’s gross product sales. Audio products generated approximately 52% and 54%, respectively, of the Company’s gross product sales.

For the three and six months ended September 30, 2019, the Company’s gross product sales were comprised of the same two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 34% and 42%, respectively, of the Company’s gross product sales. Audio products generated approximately 62% and 55%, respectively, of the Company’s gross product sales.

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top two customers accounted for 43% and 28% as of September 30, 2020, respectively. As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top two customers accounted for 45% and 45% as of March 31, 2020, respectively. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

Supplier Concentration

During the three and six months ended September 30, 2020, the Company procured 100% and 100% of its products for resale from its two largest factory suppliers, of which 53% and 58%, respectively, was supplied by its largest supplier. During the three and six months ended September 30, 2019, the Company procured approximately 100% and 82% of its products for resale from its two largest factory suppliers, of which 100% and 56%, respectively, was supplied by its largest supplier.

NOTE 9 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of three to five years. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during the quarter ended September 30, 2020 to indicate that a reassessment or re-measurement of the Company’s existing leases was required. There were also no impairment indicators identified during the quarter ended September 30, 2020 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.

As of September 30, 2020, the Company’s current operating and finance lease liabilities were $228,000 and $1,000, respectively and its non-current operating and finance lease liabilities were $129,000 and $3,000, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of September 30, 2020 was $330,000 and $4,000, respectively.

The components of lease costs, which were included in operating expenses in the Company’s condensed consolidated statements of operations, were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Lease cost
Operating lease cost	$64	$63	$127	$127
Finance lease cost	—	—	—	—
Amortization of right-of-use assets	—	—	—	—
Interest on lease liabilities	—	—	—	—
Variable lease costs	—	—	—	—
Total lease cost	64	63	127	127

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	67	66	133	131
Operating cash flows from finance leases	—	—	—	—
Financing cash flows from finance leases	—	—	—	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	—	650
Finance leases	—	—	—	5

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of September 30, 2020	As of September 30, 2019
Operating leases	21.1	31.3
Finance leases	44.2	56.2

Weighted average discount rate
Operating leases	7.50%	7.50%
Finance leases	7.50%	7.50%

As of September 30, 2020 the maturities of lease liabilities were as follows:
(in thousands)	Operating Leases	Finance Leases
2021	$134	$1
2022	162	1
2023	84	1
2024	—	1
2025	—	1
Thereafter	—	—
Total lease payments	$380	$5
Less: Imputed interest	(23)	(1)
Total	$357	$4

NOTE 10 — PAYCHECK PROTECTION PROGRAM AND EMPLOYMENT SUPPORT SCHEME

In April and May of 2020, the Company applied for and received aggregate loan proceeds in the amount of approximately $204,000 under the Paycheck Protection Program (”PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the Company terminates employees or reduces salaries during the eight-week period and does not cure these terminations or reductions by June 30, 2020, as per the current guidance from the Small Business Administration.

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

The Hong Kong government implemented a similar program called the Employment Support Scheme (“ESS”). It provided grants to companies who retained their employees during the Covid-19 outbreak. The Company’s Hong Kong subsidiary applied for and was granted approximately $55,000 during the quarter ended September 30, 2020. The ESS subsidy is presented as other income in the consolidated statements of operations.

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

Results of Operations

The following table summarizes certain financial information for the three and six month periods ended September 30, 2020 (fiscal 2021) and September 30, 2019 (fiscal 2020) (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net product sales	$2,211	$1,379	$3,445	$2,937
Licensing revenue	60	56	120	111
Net revenues	2,271	1,435	3,565	3,048
Cost of sales	1,747	1,177	2,765	2,527
Selling, general and administrative expenses	1,564	1,346	3,041	2,828
Operating loss	(1,040)	(1,088)	(2,241)	(2,307)
Interest income, net	28	222	110	459
Income from governmental assistance programs	55	-	55	-
Loss before income taxes	(957)	(866)	(2,076)	(1,848)
(Benefit) provision for income taxes	(1)	10	5	15
Net loss	$(956)	$(876)	$(2,081)	$(1,863)

Net product sales — Net product sales for the second quarter of fiscal 2021 were $2.2 million as compared to $1.4 million for the second quarter of fiscal 2020, an increase of $0.8 million, or 60.3%. The Company’s core customers benefitted from reduced competition during the period as many retailers were forced to close, either temporarily or permanently, or otherwise operate with reduced hours and restrictions on foot traffic and maximum capacities under COVID-19 restrictions. The improvement in net product sales during the second quarter of fiscal 2021 came from increased consumer demand for certain of the Company’s products offered by these customers, in particular microwaves and clock radios as consumers spent more time at home and shopped online, and the Company’s ability to continue to sell products under difficult economic conditions. The Company’s sales during the second quarters of fiscal 2021 and fiscal 2020 were highly concentrated among the Company’s three largest customers – Wal-Mart, Amazon and Fred Meyer – where net product sales comprised approximately 79% and 81%, respectively, of the Company’s total net product sales.

Net product sales for the six month period of fiscal 2021 were $3.4 million as compared to $2.9 million for the six month period of fiscal 2020, an increase of $0.5 million, or 17.3%. The Company’s sales during the six month periods of fiscal 2021 and fiscal 2020 were highly concentrated among the Company’s three largest customers – Wal-Mart, Amazon and Fred Meyer – where net product sales comprised approximately 79% and 78%, respectively, of the Company’s total net product sales.

Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $39,000 and nil for the second quarters of fiscal 2021 and fiscal 2020, respectively, and approximately $43,000 and nil for the six month periods of fiscal 2021 and fiscal 2020, respectively. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall increase in net product sales were as follows:

i)

Houseware products: Net sales increased $0.6 million, or 112.4%, to $1.1 million in the second quarter of fiscal 2021 as compared to $0.5 million in the second quarter of fiscal 2020, driven by an increase in year-over-year sales of microwave ovens. Due to limited competition during the early stages of the pandemic, the Company was able to improve its sales of microwaves. For the six month period of fiscal 2021, houseware net product sales were $1.6 million, an increase of $0.3 million, or 21.1%, from $1.3 million for the six month period of fiscal 2020, as the Company and its core customers were able to benefit from reduced competition.

ii)

Audio products: Net sales were $1.2 million in the second quarter of fiscal 2021 as compared to $0.9 million in the second quarter of fiscal 2020, an increase of $0.3 million, or 30.8%, resulting from increased net sales of clock radios. The Company benefitted from limited competition during the early stages of the pandemic. For the six month period of fiscal 2021, audio product net sales were $1.9 million, an increase of $0.3 million or 14.3%, from $1.6 million in the six month period of fiscal 2020 resulting from increased net sales of clock radios, as the Company and its core customers benefitted from reduced competition during the early stages of the pandemic.

Business operations — The Company expects to continue to expand its existing distribution channels and to develop and promote new products to regain shelf spaces with retailers in the U.S. The Company is also investing in products and marketing activities to expand its sales through internet and ecommerce channels. These efforts require investments in appropriate human resources, media marketing and development of products in various categories in addition to the traditional home appliances and audio products on which the Company has historically focused. The Company also is continuing its efforts to identify strategic courses of action related to its licensing activities, including seeking new licensing relationships. The Company has engaged Leveraged Marketing Corporation of America (“LMCA”) as an agent to assist in identifying and procuring potential licensees.

Emerson’s success is dependent on its ability to anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and sourcing new products that are profitable to the Company. Geo-political factors may also affect the Company’s operations and demand for the Company’s products, which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The Company expects that recently imposed and proposed U.S. tariffs on categories of products that the Company imports from China, and China’s retaliatory tariffs on certain goods imported from the United States, as well as modifications to international trade policy, will affect its product costs going forward. If no mitigation steps are taken, or the mitigation is unsuccessful, the combination of tariffs will result in significantly increased annualized costs to the Company as all of the Company’s products are currently manufactured by suppliers in China. Although the Company is monitoring the trade and political environment and working to mitigate the possible effect of tariffs with its suppliers as well as its customers through pricing and sourcing strategies, including drawing down inventory built up in advance of the recent tariff increases, the Company cannot be certain how its customers and competitors will react to the actions taken. In addition, heightened tensions between the United States and China over Hong Kong and any resulting retaliatory policies may affect our operations in Hong Kong. At this time the Company is unable to quantify possible effects on its costs arising from the new tariffs, which are expected to increase the Company’s inventory costs and associated costs of sales as tariffs are incurred, and some costs may be passed through to the Company’s customers as product price increases in the future. However, if the Company is unable to successfully pass through the additional costs or otherwise mitigate the effects of these tariffs, or if the higher prices reduce demand for the Company’s products, it will have a negative effect on the Company’s product sales and gross margins.

Starting in the fourth quarter of fiscal 2020, the global COVID-19 pandemic has presented significant challenges and adversely affected the Company’s business and operating results, and the operations and production capabilities of the Company’s suppliers in China and the distribution capabilities of the Company’s third party logistics provider, including as a result of quarantine or closure. The pandemic directly and indirectly disrupted certain sales and supply chain activities and affected the Company’s ability to address those challenges during the first quarter of fiscal 2021, which contributed to a decline in net product sales in the first quarter of fiscal 2021. Although the Company has since experienced increased demand in certain of its product categories, the pandemic continued to have an adverse effect during the second quarter of fiscal 2021, including on inventory management following the cancellation or renegotiation of certain product orders, and the Company expects that the pandemic will continue to have an adverse effect over the coming quarters, including on the magnitude and timing of orders by retailers, resellers, distributors and consumers. Additionally, surges in demand and shifts in shopping patterns related to COVID-19 have strained the U.S. freight network, which has at times resulted in carrier delays. In light of the adverse effects of the COVID-19 pandemic on the Company’s business and on macroeconomic conditions domestically and internationally, along with the uncertainty associated with a potential recovery, the Company has implemented certain cost-reduction actions intended to reduce expenditures in line with the lower demand for the Company’s products in light of the effects of the COVID-19 pandemic to the business. However, the environment remains highly uncertain and demand for the Company’s products remains difficult to assess due to many factors including the pace of economic recovery around the world, the status of various government stimulus programs, competitive intensity and retailer actions to continue carefully managing inventory. As a result, the Company is unable at this time to predict the full impact of the COVID-19 pandemic on its operations and financial results, and, depending on the magnitude and duration of the pandemic, including the severity of a “second wave” or other additional periods of increases or spikes in the number of COVID-19 cases in areas in which the Company operates, such impact may be material. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.

For more information on risks associated with the Company’s operations, including tariffs, please see the risk factors within Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2020, as updated in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

Licensing revenue — Licensing revenue in the second quarter of fiscal 2021 was $60,000 as compared to $56,000 in the second quarter of fiscal 2020, an increase of $4,000, or 7.1%. The year-over-year increase can be attributed to the escalation in the annual minimum royalty earned by the Company from its licensee.

Licensing revenue for the six month period of fiscal 2021 was $120,000 as compared to $111,000 for the six month period of fiscal 2020, an increase of $9,000, or 8.1%. The year-over-year increase can be attributed to the escalation in the annual minimum royalty earned by the Company from its licensee.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $2.3 million in the second quarter of fiscal 2021 as compared to $1.4 million in the second quarter of fiscal 2020, an increase of $0.9 million, or 58.3%, and $3.6 million for the six month period of fiscal 2020 as compared to $3.1 million for the six month period of fiscal 2019, an increase of $0.5 million, or 17.0%.

Cost of sales — In absolute terms, cost of sales increased $0.6 million, or 48.4%, to $1.8 million in the second quarter of fiscal 2021 as compared to $1.2 million in the second quarter of fiscal 2020. The increase in absolute terms for the second quarter of fiscal 2021 as compared to the second quarter of fiscal 2020 was primarily related to increased net product sales partially offset by lower year-over-year gross cost of sales as a percentage of gross sales. The amounts presented are based on the change in methodology regarding the Company’s definition of Cost of Sales. See “Note 1 – Background and Basis of Presentation”.

In absolute terms, cost of sales increased $0.2 million, or 9.4%, to $2.7 million for the six month period of fiscal 2021 as compared to $2.5 million for the six month period of fiscal 2020. The increase in absolute terms for the six month period of fiscal 2021 as compared to the six month period of fiscal 2020 was primarily related to increased net product sales partially offset by lower year-over-year gross cost of sales as a percentage of gross sales. The amounts presented are based on the change in methodology regarding the Company’s definition of Cost of Sales. See “Note 1 – Background and Basis of Presentation”.

The Company purchases the products it sells from a limited number of factory suppliers. For the second quarter of fiscal 2021 and fiscal 2020, the Company purchased 100% and 100%, respectively, from its two largest suppliers. For the six month period of fiscal 2021 and fiscal 2020, the Company purchased 100% and 82%, respectively, from its two largest suppliers.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, in absolute terms, was $1.6 million in the second quarter of fiscal 2021 as compared to $1.3 million in the second quarter of fiscal 2020. S,G&A, as a percentage of net revenues, was 68.9% in the second quarter of fiscal 2021 as compared to 93.8% in the second quarter of fiscal 2020. The increase in S,G&A was primarily attributed to an increase in legal fees of approximately $262,000. Legal fees for the second quarter of fiscal 2021 were $451,000 as compared to $189,000 for the second quarter of fiscal 2020. The majority of the increase in legal fees concerned the protection of the Emerson® trademark. The amounts presented are based on the change in methodology regarding the Company’s definition of Cost of Sales. See “Note 1 – Background and Basis of Presentation”.

S,G&A, in absolute terms, was $3.0 million for the six month period of fiscal 2021 as compared to $2.8 million for the six month period of fiscal 2020, an increase of $0.2 million, or 5.6%. S,G&A, as a percentage of net revenues, was 85.3% for the six month period of fiscal 2021 as compared to 92.8% for the six month period of fiscal 2020. The increase in S,G&A was primarily attributed to an increase in legal fees of approximately $384,000. Legal fees for the six month period of fiscal 2021 were $855,000 as compared to $471,000 for the six month period of fiscal 2020. This was partially offset by a decrease in compensation costs of $63,000, a decrease in advertising expense of $54,000 and a decrease in insurance costs of $37,000. The majority of the increase in legal fees concerned the protection of the Emerson® trademark. The amounts presented are based on the change in methodology regarding the Company’s definition of Cost of Sales. See “Note 1 – Background and Basis of Presentation”.

Interest income, net — Interest income, net, was $28,000 in the second quarter of fiscal 2021 as compared to $222,000 in the second quarter of fiscal 2020, a decrease of $194,000. The decrease was primarily due to lower average interest rates earned on the Company’s short term investments.

Interest income, net, was $110,000 for the six month period of fiscal 2021 as compared to $459,000 for the six month period of fiscal 2020, a decrease of $349,000. The decrease was primarily due to lower average interest rates earned on the Company’s short term investments.

Income from governmental assistance programs — For both the second quarter and six month periods of fiscal 2021, the Company recorded income of approximately $55,000 related to assistance received from the Hong Kong government under the ESS program. See “Note 10 - Paycheck Protection Program and Employment Support Scheme”.

(Benefit) provision for income taxes — In the second quarter of fiscal 2021, the Company recorded an income tax benefit of $1,000 as compared to income tax expense of $9,200 in the second quarter of fiscal 2020. See “Note 5 – Income Taxes”.

For the six month period of fiscal 2021, the Company recorded income tax expense of $5,300 as compared to income tax expense of $14,600 for the six month period of fiscal 2020.

Although the Company generated net losses during fiscal 2021 and fiscal 2020, it was unable to realize an income tax benefit due to valuation allowances recorded against its deferred tax assets.

Net (loss) — As a result of the foregoing factors, the Company realized a net loss of $956,000 in the second quarter of fiscal 2021 as compared to a net loss of $876,000 in the second quarter of fiscal 2020.

For the six month period of fiscal 2021, the Company realized a net loss of $2,081,000 as compared to a net loss of $1,863,000 for the six month period of fiscal 2020.

Liquidity and Capital Resources

As of September 30, 2020, the Company had cash and cash equivalents of approximately $6.5 million as compared to approximately $6.3 million at March 31, 2020. Working capital decreased to $33.9 million at September 30, 2020 as compared to $36.1 million at March 31, 2020. The increase in cash and cash equivalents of approximately $0.2 million was due to a decrease in short term investments of $3.1 million, an increase in accounts payable and other current liabilities of $0.3 million and an increase in short term loan payable of $0.2 million, partially offset by the net loss generated during the period of $2.1 million, an increase in accounts receivable of $0.4 million, an increase in prepaid purchases of $0.3 million, a decrease in federal taxes payable of $0.2 million, an increase in prepaid expenses and other current assets of $0.2 million and an increase in inventory of $0.2 million.

Cash Flows

Net cash used by operating activities was approximately $3.1 million for the six months ended September 30, 2020, resulting from a $2.1 million net loss generated during the period, an increase in accounts receivable of $0.4 million, an increase in prepaid purchases of $0.3 million, a decrease in federal taxes payable of $0.2 million, an increase in prepaid expenses and other current assets of $0.2 million and an increase in inventory of $0.2 million partially offset by an increase in accounts payable and other liabilities of $0.3 million.

Net cash provided by investing activities was approximately $3.1 million for the six months ended September 30, 2020 due to a decrease in short term certificates of deposit.

Net cash provided by financing activities was $0.2 million for the six months ended September 30, 2020 due to proceeds received from the Paycheck Protection Program (“PPP”), established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).

Sources and Uses of Funds

The Company’s principal existing sources of cash are generated from operations and its existing short-term investments. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Paycheck Protection Program Loan

In April and May of 2020, the Company applied for and received aggregate loan proceeds of approximately $0.2 million under the PPP. The PPP loan accrues interest at 1% and matures two years from the date of issuance, with a deferral of payments for the first six months. While the Company intends to pursue the forgiveness of the PPP loan in accordance with the requirements and limitations under the CARES Act, no assurance can be provided that forgiveness of any portion of the PPP loan will be obtained. See Note 10 of the Notes to the Interim Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company did not have any off-balance sheet arrangements as defined under the rules of the SEC.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2020, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

The Company’s operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2020, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of the Company’s common stock. Except as set forth below, there have been no material changes to our risk factors since the Company’s Annual Report on Form 10-K for the year ended March 31, 2020.

The Company’s business has been and is expected to continue to be adversely affected by the ongoing COVID-19 pandemic.

The Company is closely monitoring the effects of the global COVID-19 pandemic on all aspects of its operations and regions, including the effect on its consumers, employees, trade customers, suppliers and distribution channels. The pandemic has created significant business disruption and economic uncertainty, which has affected the Company’s supply chain, distribution channels and consumer demand for its products, and has already directly and indirectly affected the Company’s business and operating results. However, the full extent of its impact will depend on future developments that are uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain or treat its effects and the severity of a “second wave” or other additional periods of increases or spikes in the number of COVID-19 cases in areas in which the Company operates. The ultimate impact of the COVID-19 pandemic, or any other health epidemic, is highly uncertain and subject to change not only with the spread of the disease, but also with the scope and timing of governmental, regulatory, fiscal, monetary and public health responses.

As COVID-19 continues to spread, the Company’s business operations could be further disrupted or delayed. The pandemic has already resulted in, and may continue to result in, work stoppages, slowdowns and delays, travel restrictions, event cancellations, and other factors that cause an increase in costs or order cancellations, reductions or delays. For example, the Company’s supply chain has been and may in the future be adversely affected with production delays, service disruptions or limited manufacturing volumes associated with shutdowns of factories, logistics providers and shippers or reduced numbers of workers or working hours in the respective facilities, limits on component supplies and diminished capability to implement engineering and design changes in a timely manner. In addition, quarantines, stay at home orders and other travel limitations (whether voluntary or required) may impede the Company’s employees’ ability to efficiently conduct research and development activities or oversee manufacturing and shipping activities, which may slow innovation, lead to higher costs, logistics disruptions or delays in delivering to the Company’s distribution channels and customers. Further, if the spread of the COVID-19 pandemic continues and the Company’s operations continue to be adversely affected, the Company risks a delay, default, violation and/or non-compliance under existing agreements. Many of these effects may not be covered by the Company’s existing insurance coverages.

The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, has had and may continue to have a material economic effect on the Company’s business. For example, the pandemic and related measures taken to limit the spread of disease has resulted in retail store closures, both temporary and permanent, higher unemployment and greater economic uncertainty, which may adversely affect consumer purchasing behavior. Consumer fears about becoming ill with the disease may continue, which may adversely affect traffic to retail stores selling the Company’s products. Consumer spending generally may also be negatively affected by general macroeconomic conditions and consumer confidence, including the effects of the current recession, resulting from the COVID-19 pandemic. This may negatively affect sales of the Company’s products at retail stores and online marketplace channels and through the Company’s licensing agreements. Any significant reduction in consumer visits to, or spending at, retail stores caused by COVID-19, and any decreased spending at retail stores or online caused by decreased consumer confidence and spending following the pandemic, may result in a loss of sales of the Company’s products and profits and other material adverse effects.

While the potential economic effects and the duration of the COVID-19 pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets. In addition, the current recession has, and a depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect the Company’s business and the market value of its common stock. The Company does not yet know the full extent of potential delays or impacts on its business, its industry or the global economy as a whole, and the Company cannot predict the effects that COVID-19 pandemic-related business disruptions and economic uncertainty will have on its customers, suppliers, consumers, and each of their financial conditions. However, any material effect on these parties could further adversely affect the Company’s financial condition and results of operations. Additionally, while significant efforts are underway to slow the spread of COVID-19, increase testing, and develop vaccines and therapeutics, it is unclear when or whether progress in any of those areas will translate into an economic recovery that will restore consumer confidence and accelerate consumer spending. The effect of the COVID-19 pandemic may also exacerbate other risks discussed below and in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, any of which could have a material adverse effect on the Company’s business and financial condition. Accordingly, given that the potential of these effects of the COVID-19 pandemic on the Company’s operations has been and will likely continue to be material, the Company will continue to monitor the situation closely.

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

Beginning in 2018, the United States has imposed additional duties, ranging from 10% to 25%, on a variety of goods imported from China. Effective in September 2018, the Office of the U.S. Trade Representative (“USTR”) imposed tariffs of 10% on approximately $200 billion worth of goods imported from China (“List 3 products”), including categories of products the Company imports from China and increased these tariffs to 25% effective in May 2019. In August 2019, the U.S. administration directed the USTR to increase tariffs on List 3 products from 25% to 30% effective October 2019, which increases were subsequently delayed indefinitely. In May 2019, the USTR proposed imposing additional tariffs of up to 25% on essentially all remaining Chinese-origin imports, including approximately $300 billion worth of goods imported from China (“List 4 products”). Tariffs of 15% were imposed on certain List 4 products effective in September 2019 (“List 4A products”), and the remainder were scheduled to be subject to these tariffs effective in December 2019 (“List 4B products”). In January 2020, the United States and China signed a Phase One Economic and Trade Agreement, pursuant to which the tariff increases on the List 4B products remained suspended and the rate of additional tariffs on the List 4A products was reduced to 7.5%, while all other tariffs remain in place. The effects on the Company of the recently imposed and proposed tariffs are uncertain because of the dynamic nature of governmental actions and responses, as well as possible exemptions for certain products. If the U.S. and China are able to negotiate the issues to restore a mutually advantageous and fair trading regime, the increased tariffs could be eliminated, but given the uncertainties, including as a result of any political changes, there can be no assurance of whether, or when, this will be accomplished. If the recently imposed and proposed tariffs covering the categories of products that the Company imports continue or are increased, and the Company is unable to obtain an exception, it could have a material adverse effect on the Company’s business.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Duncan Hon
Date: November 16, 2020	Duncan Hon
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Binney
Date: November 16, 2020	Michael Binney
Chief Financial Officer (Principal Financial and Accounting Officer)