Form 10-Q
period 2020-12-31
EMERSON RADIO CORP
filed 2021-02-16
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate the number of shares outstanding of common stock as of February 12, 2021: 21,042,652.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

Net revenues:
Net product sales	$2,273	$2,038	$5,718	$4,975
Licensing revenue	60	56	180	167
Net revenues	2,333	2,094	5,898	5,142
Costs and expenses:
Cost of sales	1,754	1,653	4,519	4,180
Selling, general and administrative expenses	1,560	1,604	4,601	4,432
	3,314	3,257	9,120	8,612
Operating loss	(981)	(1,163)	(3,222)	(3,470)
Other income:
Interest income, net	18	179	128	638
Income from governmental assistance programs	28	—	83	—
Loss before income taxes	(935)	(984)	(3,011)	(2,832)
Provision for income tax expense	10	4	15	19
Net loss	(945)	(988)	(3,026)	(2,851)
Basic loss per share	$(0.04)	$(0.05)	$(0.14)	$(0.14)
Diluted loss per share	$(0.04)	$(0.05)	$(0.14)	$(0.14)
Weighted average shares outstanding
Basic	21,043	21,043	21,043	21,043
Diluted	21,043	21,043	21,043	21,043

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	December 31, 2020	March 31, 2020

ASSETS
Current Assets:
Cash and cash equivalents	$30,513	$6,276
Short term investments	—	28,101
Accounts receivable, net	1,465	484
Inventory	1,876	1,918
Prepaid purchases	509	250
Prepaid expenses and other current assets	384	327
Total Current Assets	34,747	37,356
Non-Current Assets:
Property and equipment, net	2	4
Right-of-use asset-operating leases	272	442
Right-of-use asset-finance leases	4	5
Other assets	94	94
Total Non-Current Assets	372	545
Total Assets	$35,119	$37,901
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	928	592
Paycheck Protection Program loan	204	—
Due to affiliate	1	—
Short-term operating lease liability	191	241
Short-term finance lease liability	1	1
Income tax payable, current portion	195	195
Deferred revenue	260	180
Total Current Liabilities	1,780	1,209
Non-Current Liabilities:
Long-term operating lease liability	105	234
Long-term finance lease liability	3	4
Income tax payable	1,836	2,033
Total Non-Current Liabilities	1,944	2,271
Total Liabilities	$3,724	$3,480
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at December 31, 2020 and March 31, 2020, respectively; 21,042,652 shares outstanding at December 31, 2020 and March 31, 2020, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(19,035)	(16,009)
Treasury stock, at cost (31,923,145 shares at December 31, 2020 and March 31, 2020, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	31,395	34,421
Total Liabilities and Shareholders’ Equity	$35,119	$37,901

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2020	2019
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(3,026)	$(2,851)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Amortization of right-of-use assets	171	36
Depreciation and amortization	2	1
Deferred tax assets	—	11
Asset allowances and reserves	13	18
Changes in assets and liabilities:
Accounts receivable	(994)	(276)
Inventory	42	933
Prepaid purchases	(259)	328
Prepaid expenses and other current assets	(57)	8
Other assets	—	60
Accounts payable and other current liabilities	336	266
Short term lease liabilities	(50)	—
Long term lease liabilities	(130)	—
Due to affiliate	1	—
Income taxes payable	(197)	(195)
Deferred revenue	80	(165)
Net cash (used) by operating activities	(4,068)	(1,826)
Cash Flows From Investing Activities:
Proceeds from sale of short-term investments	28,101	1,850
Purchases of short-term investments	—	(1,443)
Net cash provided by investing activities	28,101	407
Cash Flows from Financing Activities:
Proceeds from Paycheck Protection Program loan	204	—
Net cash provided by financing activities	204	—
Net increase (decrease) in cash and cash equivalents	24,237	(1,419)
Cash and cash equivalents at beginning of the year	6,276	7,917
Cash and cash equivalents at end of the year	$30,513	$6,498
Supplemental disclosures:
Cash paid for:
Interest	$6	$—
Income taxes	$197	$199

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2020	$3,310	52,965,797	$529	$79,792	$(16,009)	$(33,201)	$34,421
Net loss	—	—	—	—	(3,026)	—	(3,026)
Balance — December 31, 2020	$3,310	52,965,797	$529	$79,792	$(19,035)	$(33,201)	$31,395

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2019	$3,310	52,965,797	$529	$79,792	$(11,702)	$(33,201)	$38,728
Net loss	—	—	—	—	(2,851)	—	(2,851)
Balance — December 31, 2019	$3,310	52,965,797	$529	$79,792	$(14,553)	$(33,201)	$35,877
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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of December 31, 2020 and the results of operations for the three and nine month periods ended December 31, 2020 and December 31, 2019. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2020 (“fiscal 2020”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2020.

The results of operations for the three and nine month periods ended December 31, 2020 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the full year ending March 31, 2021 (“fiscal 2021”).

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

The Company reclassified approximately $452,000 for the quarter ended December 31, 2019 and $1,224,000 for the nine months ended December 31, 2019 on its Consolidated Statements of Operations, from Cost of Sales to Selling, General and Administrative expenses to conform to its current presentation. The reclassifications were made to more accurately present the relationship between the Company’s net product sales and its cost of sales. The reclassification had no impact on the Company’s previously reported operating losses or net losses, for either the quarter ended or nine months ended December 31, 2019.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

Numerator:
Net loss	$(945)	$(988)	$(3,026)	$(2,851)
Denominator:
Denominator for basic and diluted loss per share — weighted average shares	21,043	21,043	21,043	21,043
Net loss per share:
Basic and diluted loss per share	$(0.04)	$(0.05)	$(0.14)	$(0.14)

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at December 31, 2020 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At December 31, 2020, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of December 31, 2020 and March 31, 2020, inventories consisted of the following (in thousands):

	December 31, 2020	March 31, 2020
Finished goods	$1,876	$1,918

NOTE 5 — INCOME TAXES

At December 31, 2020, the Company had $10.6 million of U.S. federal net operating loss (“NOL”) carry forwards. These losses do not expire but are limited to utilization of 80% of taxable income in any one year. At December 31, 2020, the Company had approximately $18.5 million of U.S. state NOL carry forwards. The tax benefits related to these state NOL carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized. The income of foreign subsidiaries before taxes was $103,000 for the nine months ended December 31, 2020 as compared to income before taxes of $393,000 for the nine months ended December 31, 2019.

The Company analyzed the future reasonability of recognizing its deferred tax assets at December 31, 2020. As a result, the Company concluded that a 100% valuation allowance of approximately $3,700,000 would be recorded against the assets.

During the three months ended December 31, 2020, the Company recorded income tax expense of approximately $10,000. During the three months ended December 31, 2019, the Company recorded income tax expense of approximately $4,000, primarily resulting from state income taxes. During the nine months ended December 31, 2020, the Company recorded income tax expense of $15,000 and for the nine months ended December 31, 2019, the Company recorded income tax expense of $19,000.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of December 31, 2020, the Company’s open tax years for examination for U.S. federal tax are 2016-2019, and for U.S. states’ tax are 2015-2019. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

As of December 31, 2020 the Company had a federal tax liability of approximately $2,031,000 related to the repatriation of the Company’s undistributed earnings of its foreign subsidiaries as required by the Tax Cuts and Jobs Act of 2017. As of December 31, 2020, the short term portion was approximately $195,000 and the long term portion was approximately $1,836,000. As of March 31, 2020, the short term portion was approximately $195,000 and the long term portion was approximately $2,033,000.The liability is payable over 8 years. The first five installments are each 8% of the liability, the sixth is 15%, the seventh is 20% and the final installment is 25%. As of December 31, 2020, the Company has made three of the eight installments.

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

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the SEC on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of December 31, 2020. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

Related Party Transactions

      Charges of rental and utility fees on office space in Hong Kong

During the three and nine months ended December 31, 2020, the Company was billed approximately $43,000 and $129,000, respectively, for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board.  As of December 31, 2020 the Company owed nil to VACL related to these charges.

During the three and nine months ended December 31, 2020, the Company was billed approximately $1,400 and $4,000, respectively, for purchases of personal protection equipment from Lafe Strategic Services Ltd (“LSSL”), which is a company related to the Company’s Chairman of the Board. As of December 31, 2020 the Company owed $1,400 to LSSL related to these charges.

NOTE 7 — SHORT TERM INVESTMENTS

At December 31, 2020 and March 31, 2020, the Company held short term investments totaling nil and $28.1 million, respectively.   The Company held short term investments at the beginning of the quarter totaling $25 million which matured on December 9, 2020. Upon maturity, the proceeds were re-invested in deposits with terms of 90 days or less which are classified as cash and cash equivalents on the Company’s consolidated balance sheet.

NOTE 8 — CONCENTRATION RISK

Customer Concentration

For the three months ended December 31, 2020, the Company’s three largest customers accounted for approximately 88% of the Company’s net revenues, of which Walmart accounted for 42%, Amazon accounted for 39% and Fred Meyer accounted for 7%.

For the nine months ended December 31, 2020, the Company’s three largest customers accounted for approximately 81% of the Company’s net revenues, of which Walmart accounted for 39%, Amazon accounted for 29% and Fred Meyer accounted for 13%.

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

Product Concentration

For the three and nine months ended December 31, 2020, the Company’s gross product sales were comprised of two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 25% and 36%, respectively, of the Company’s gross product sales. Audio products generated approximately 73% and 62%, respectively, of the Company’s gross product sales.

For the three and nine months ended December 31, 2019, the Company’s gross product sales were comprised of the same two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 28% and 36%, respectively, of the Company’s gross product sales. Audio products generated approximately 64% and 59%, respectively, of the Company’s gross product sales.

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top two customers accounted for 51% and 36% as of December 31, 2020, respectively. As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top two customers accounted for 45% and 45% as of March 31, 2020, respectively. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

Supplier Concentration

During the three and nine months ended December 31, 2020, the Company procured 95% and 98% of its products for resale from its two largest factory suppliers, of which 57% and 58%, respectively, was supplied by its largest supplier. During the three and nine months ended December 31, 2019, the Company procured approximately 90% and 86% of its products for resale from its two largest factory suppliers, of which 48% and 52%, respectively, was supplied by its largest supplier.

NOTE 9 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of three to five years. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during the quarter ended December 31, 2020 to indicate that a reassessment or re-measurement of the Company’s existing leases was required. There were also no impairment indicators identified during the quarter ended December 31, 2020 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.

As of December 31, 2020, the Company’s current operating and finance lease liabilities were $191,000 and $1,000, respectively and its non-current operating and finance lease liabilities were $105,000 and $3,000, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of December 31, 2020 was $272,000 and $4,000, respectively.

The components of lease costs, which were included in operating expenses in the Company’s condensed consolidated statements of operations, were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Lease cost
Operating lease cost	$64	$63	$191	$190
Finance lease cost	—	—	—	—
Amortization of right-of-use assets	—	—	—	—
Interest on lease liabilities	—	—	—	—
Variable lease costs	—	—	—	—
Total lease cost	64	63	191	190

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	67	66	200	197
Operating cash flows from finance leases	—	—	—	—
Financing cash flows from finance leases	—	—	—	1

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	—	650
Finance leases	—	—	—	5

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of December 31, 2020	As of December 31, 2019
Operating leases	19.0	28.6
Finance leases	41.2	53.2

Weighted average discount rate
Operating leases	7.50%	7.50%
Finance leases	7.50%	7.50%

As of December 31, 2020 the maturities of lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases
2021	$67	$1
2022	162	1
2023	84	1
2024	—	1
2025	—	—
Thereafter	—	—
Total lease payments	$313	$4
Less: Imputed interest	(17)	—
Total	$296	$4

NOTE 10 — PAYCHECK PROTECTION PROGRAM AND EMPLOYMENT SUPPORT SCHEME

In April and May of 2020, the Company applied for and received aggregate loan proceeds in the amount of approximately $204,000 under the Paycheck Protection Program (”PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. Under the CARES Act, loan forgiveness is available as long as the Company used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintained its payroll levels during the eight-week period beginning on the date of the PPP loan approval.

The Company used all of the PPP loan proceeds for qualifying expenses in accordance with terms of the CARES Act and intends to apply for forgiveness of the loan to the extent applicable, although there can be no assurance that such forgiveness will occur. Any unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. As of December 31, 2020, the Company’s PPP loan has accrued approximately $1,350 in unpaid interest.

The Hong Kong government implemented a similar program called the Employment Support Scheme (“ESS”). It provided grants to companies who retained their employees during the COVID-19 outbreak. The Company’s Hong Kong subsidiary applied for and was granted approximately $28,000 during the quarter ended December 31, 2020 and $83,000 for the nine months ended December 31, 2020. The ESS subsidy is presented as other income in the consolidated statements of operations.

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

•	the Company’s ability to generate sufficient revenue to achieve and maintain profitability;
•	the Company’s ability to obtain new customers and retain key existing customers, including the Company’s ability to maintain purchase volumes of the Company’s products by its key customers;
•	the Company’s ability to obtain new licensees and distribution relationships and maintain relationships with its existing licensees and distributors;
•	the Company’s ability to resist price increases from its suppliers or pass through such increases to its customers;
•	changes in consumer spending for retail products, such as the Company’s products, and in consumer practices, including sales over the Internet;
•	the Company’s ability to maintain effective internal controls or compliance by its personnel with such internal controls;
•	the Company’s ability to successfully manage its operating cash flows to fund its operations;
•	the Company’s ability to anticipate market trends, enhance existing products or achieve market acceptance of new products;
•	the Company’s ability to accurately forecast consumer demand and adequately manage inventory;
•	the Company’s dependence on a limited number of suppliers for its components and raw materials;
•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;
•	increases in shipping costs for the Company’s products or other service issues with the Company’s third-party shippers;
•	the Company’s dependence on a third party logistics provider for the storage and distribution of its products in the United States;
•	the ability of third party sales representatives to adequately promote, market and sell the Company’s products;
•	the Company’s ability to maintain, protect and enhance its intellectual property;
•	the effects of competition;
•	the Company’s ability to distribute its products in a timely fashion, including as a result of labor disputes and public health threats and social unrest;
•	evolving cybersecurity threats to the Company’s information technology systems or those of its customers or suppliers;

•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;
•	changes in accounting policies, rules and practices;
•	changes in tax rules and regulations or interpretations;
•	changes in U.S. and foreign trade regulations and tariffs, including potential increases of tariffs on goods imported into the U.S., and uncertainty regarding the same;
•	limited access to financing or increased cost of financing;
•	the effects of currency fluctuations between the U.S. dollar and Chinese renminbi relative to the dollar and increases in costs of production in China; and
•	the other factors listed under “Risk Factors” in the Company’s Form 10-K, as amended, for the fiscal year ended March 31, 2020 and other filings with the SEC.

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

Results of Operations

The following table summarizes certain financial information for the three and nine month periods ended December 31, 2020 (fiscal 2021) and December 31, 2019 (fiscal 2020) (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net product sales	$2,273	$2,038	$5,718	$4,975
Licensing revenue	60	56	180	167
Net revenues	2,333	2,094	5,898	5,142
Cost of sales	1,754	1,653	4,519	4,180
Selling, general and administrative expenses	1,560	1,604	4,601	4,432
Operating loss	(981)	(1,163)	(3,222)	(3,470)
Interest income, net	18	179	128	638
Income from governmental assistance programs	28	-	83	-
Loss before income taxes	(935)	(984)	(3,011)	(2,832)
Provision for income taxes	10	4	15	19
Net loss	$(945)	$(988)	$(3,026)	$(2,851)

Net product sales — Net product sales for the third quarter of fiscal 2021 were $2.3 million as compared to $2.0 million for the third quarter of fiscal 2020, an increase of $0.3 million, or 11.5%. The Company’s core customers benefitted from reduced competition during the period as many retailers were forced to close, either temporarily or permanently, or otherwise operate with reduced hours and restrictions on foot traffic and maximum capacities under COVID-19 restrictions. The improvement in net product sales during the third quarter of fiscal 2021 came from increased consumer demand for certain of the Company’s products offered by these customers, in particular clock radios as consumers spent more time at home and shopped online, and the Company’s ability to continue to sell products under difficult economic conditions. The Company’s sales during the third quarters of fiscal 2021 and fiscal 2020 were highly concentrated among the Company’s three largest customers – Wal-Mart, Amazon and Fred Meyer – where net product sales comprised approximately 90% and 90%, respectively, of the Company’s total net product sales.

Net product sales for the nine month period of fiscal 2021 were $5.7 million as compared to $5.0 million for the nine month period of fiscal 2020, an increase of $0.7 million, or 14.9%. The Company’s sales during the nine month periods of fiscal 2021 and fiscal 2020 were highly concentrated among the Company’s three largest customers – Wal-Mart, Amazon and Fred Meyer – where net product sales comprised approximately 83% and 83%, respectively, of the Company’s total net product sales.

Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $4,000 and nil for the third quarters of fiscal 2021 and fiscal 2020, respectively, and approximately $46,000 and nil for the nine month periods of fiscal 2021 and fiscal 2020, respectively. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall increase in net product sales were as follows:

i)

Houseware products: Net sales were essentially flat in the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020. For the nine month period of fiscal 2021, houseware net product sales were $2.1 million, an increase of $0.2 million, or 10.2%, from $1.9 million for the nine month period of fiscal 2020, as the Company and its core customers were able to benefit from reduced competition.

ii)

Audio products: Net sales were $1.7 million in the third quarter of fiscal 2021 as compared to $1.4 million in the third quarter of fiscal 2020, an increase of $0.3 million, or 22.2%, resulting from increased net sales of clock radios. The Company benefitted from limited competition during the early stages of the pandemic. For the nine month period of fiscal 2021, audio product net sales were $3.6 million, an increase of $0.6 million or 18.2%, from $3.0 million in the nine month period of fiscal 2020 resulting from increased net sales of clock radios, as the Company and its core customers benefitted from reduced competition during the early stages of the pandemic.

Business operations — The Company expects to continue to expand its existing distribution channels and to develop and promote new products with retailers in the U.S. The Company is also continuing to invest in products and marketing activities to expand its sales through internet and ecommerce channels. These efforts require investments in appropriate human resources, media marketing and development of products in various categories in addition to the traditional home appliances and audio products on which the Company has historically focused. The Company also is continuing its efforts to identify strategic courses of action related to its licensing activities, including seeking new licensing relationships. The Company has engaged Leveraged Marketing Corporation of America (“LMCA”) as an agent to assist in identifying and procuring potential licensees.

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

Starting in the fourth quarter of fiscal 2020, the global COVID-19 pandemic has presented significant challenges and adversely affected the Company’s business and operating results, and the operations and production capabilities of the Company’s suppliers in China and the distribution capabilities of the Company’s third party logistics provider, including as a result of quarantine or closure. The pandemic directly and indirectly disrupted certain sales and supply chain activities and affected the Company’s ability to address those challenges during the first quarter of fiscal 2021, which contributed to a decline in net product sales in the first quarter of fiscal 2021. Although the Company has since experienced increased demand in certain of its product categories, it expects that the pandemic will continue to have an adverse effect over the coming quarters, including on the magnitude and timing of orders by retailers, resellers, distributors and consumers. Additionally, surges in demand and shifts in shopping patterns related to COVID-19 have strained the U.S. freight network and the global availability of shipping containers, which has at times resulted in carrier delays and increased shipping costs. In light of the adverse effects of the COVID-19 pandemic on macroeconomic conditions domestically and internationally, along with the uncertainty associated with a potential recovery, the Company has implemented certain cost-reduction actions intended to reduce expenditures in line with the lower demand for the Company’s products in light of the effects of the COVID-19 pandemic to the business. However, the environment remains highly uncertain and demand for the Company’s products remains difficult to assess due to many factors including the pace of economic recovery around the world, the status of various government stimulus programs, competitive intensity and retailer actions to continue carefully managing inventory. As a result, the Company is unable at this time to predict the full impact of the COVID-19 pandemic on its operations and financial results, and, depending on the magnitude and duration of the pandemic, including the further spread and severity of COVID-19 cases in areas in which the Company operates and the availability and distribution of effective vaccines, such impact may be material. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.

For more information on risks associated with the Company’s operations, including tariffs, please see the risk factors within Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2020, as updated in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

Licensing revenue — Licensing revenue in the third quarter of fiscal 2021 was $60,000 as compared to $56,000 in the third quarter of fiscal 2020, an increase of $4,000, or 7.1%. The year-over-year increase can be attributed to the escalation in the annual minimum royalty earned by the Company from its licensee.

Licensing revenue for the nine month period of fiscal 2021 was $180,000 as compared to $167,000 for the nine month period of fiscal 2020, an increase of $13,000, or 7.8%. The year-over-year increase can be attributed to the escalation in the annual minimum royalty earned by the Company from its licensee.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $2.3 million in the third quarter of fiscal 2021 as compared to $2.1 million in the third quarter of fiscal 2020, an increase of $0.2 million, or 11.4%, and $5.9 million for the nine month period of fiscal 2021 as compared to $5.1 million for the nine month period of fiscal 2020, an increase of $0.8 million, or 14.7%.

Cost of sales — In absolute terms, cost of sales increased $0.1 million, or 6.1%, to $1.8 million in the third quarter of fiscal 2021 as compared to $1.7 million in the third quarter of fiscal 2020. The increase in absolute terms for the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020 was primarily related to increased net product sales partially offset by lower year-over-year gross cost of sales as a percentage of gross sales. The amounts presented are based on the change in methodology regarding the Company’s definition of Cost of Sales. See “Note 1 – Background and Basis of Presentation”.

In absolute terms, cost of sales increased $0.3 million, or 8.1%, to $4.5 million for the nine month period of fiscal 2021 as compared to $4.2 million for the nine month period of fiscal 2020. The increase in absolute terms for the nine month period of fiscal 2021 as compared to the nine month period of fiscal 2020 was primarily related to increased net product sales partially offset by lower year-over-year gross cost of sales as a percentage of gross sales. The amounts presented are based on the change in methodology regarding the Company’s definition of Cost of Sales. See “Note 1 – Background and Basis of Presentation”.

The Company purchases the products it sells from a limited number of factory suppliers. For the third quarter of fiscal 2021 and fiscal 2020, the Company purchased 95% and 90%, respectively, from its two largest suppliers. For the nine month period of fiscal 2021 and fiscal 2020, the Company purchased 98% and 86%, respectively, from its two largest suppliers.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, in absolute terms, was $1.6 million in both of the third quarters of fiscal 2021 and fiscal 2020. S,G&A, as a percentage of net revenues, was 66.9% in the third quarter of fiscal 2021 as compared to 76.6% in the third quarter of fiscal 2020. The slight increase in S,G&A was primarily attributed to an increase in legal fees of approximately $46,000. Legal fees for the third quarter of fiscal 2021 were $490,000 as compared to $444,000 for the third quarter of fiscal 2020. The majority of the increase in legal fees concerned the protection of the Emerson® trademark. The amounts presented are based on the change in methodology regarding the Company’s definition of Cost of Sales. See “Note 1 – Background and Basis of Presentation”.

S,G&A, in absolute terms, was $4.6 million for the nine month period of fiscal 2021 as compared to $4.4 million for the nine month period of fiscal 2020, an increase of $0.2 million, or 3.8%. S,G&A, as a percentage of net revenues, was 78.0% for the nine month period of fiscal 2021 as compared to 86.2% for the nine month period of fiscal 2020. The increase in S,G&A was primarily attributed to an increase in legal fees of approximately $430,000. Legal fees for the nine month period of fiscal 2021 were $1,345,000 as compared to $915,000 for the nine month period of fiscal 2020. The majority of the increase in legal fees concerned the protection of the Emerson® trademark. This was partially offset by a decrease in advertising expenses of $101,000, a decrease in compensation costs of $79,000 and a decrease in consulting fees of $21,000. The amounts presented are based on the change in methodology regarding the Company’s definition of Cost of Sales. See “Note 1 – Background and Basis of Presentation”.

Interest income, net — Interest income, net, was $18,000 in the third quarter of fiscal 2021 as compared to $179,000 in the third quarter of fiscal 2020, a decrease of $161,000. The decrease was primarily due to lower average interest rates earned on the Company’s short term investments.

Interest income, net, was $128,000 for the nine month period of fiscal 2021 as compared to $638,000 for the nine month period of fiscal 2020, a decrease of $510,000. The decrease was primarily due to lower average interest rates earned on the Company’s short term investments.

Income from governmental assistance programs — During the third quarter and nine month period of fiscal 2021, the Company recorded income of approximately $28,000 and $83,000, respectively, related to assistance received from the Hong Kong government under the ESS program. See “Note 10 - Paycheck Protection Program and Employment Support Scheme”.

Provision for income taxes — In the third quarter of fiscal 2021, the Company recorded income tax expense of $9,900 as compared to income tax expense of $4,800 in the third quarter of fiscal 2020. See “Note 5 – Income Taxes”.

For the nine month period of fiscal 2021, the Company recorded income tax expense of $15,200 as compared to income tax expense of $19,400 for the nine month period of fiscal 2020.

Although the Company generated net losses during fiscal 2021 and fiscal 2020, it was unable to realize an income tax benefit due to valuation allowances recorded against its deferred tax assets.

Net (loss) — As a result of the foregoing factors, the Company realized a net loss of $945,000 in the third quarter of fiscal 2021 as compared to a net loss of $988,000 in the third quarter of fiscal 2020.

For the nine month period of fiscal 2021, the Company realized a net loss of $3,026,000 as compared to a net loss of $2,851,000 for the nine month period of fiscal 2020.

Liquidity and Capital Resources

As of December 31, 2020, the Company had cash and cash equivalents of approximately $30.5 million as compared to approximately $6.3 million at March 31, 2020. Working capital decreased to $33.0 million at December 31, 2020 as compared to $36.1 million at March 31, 2020. The increase in cash and cash equivalents of approximately $24.2 million was due to a decrease in short term investments of $28.1 million, an increase in accounts payable and other current liabilities of $0.3 million and an increase in short term loan payable of $0.2 million and an increase in deferred revenue of $0.1 million partially offset by the net loss generated during the period of $3.0 million, an increase in accounts receivable of $1.0 million, an increase in prepaid purchases of $0.3 million, a decrease in federal taxes payable of $0.2 million.

Cash Flows

Net cash used by operating activities was approximately $4.1 million for the nine months ended December 31, 2020, resulting from a $3.0 million net loss generated during the period, an increase in accounts receivable of $1.0 million, an increase in prepaid purchases of $0.3 million, a decrease in federal taxes payable of $0.2 million partially offset by an increase in accounts payable and other liabilities of $0.3 million and an increase in deferred revenue of $0.1 million.

Net cash provided by investing activities was approximately $28.1 million for the nine months ended December 31, 2020 due to a decrease in short term certificates of deposit.

Net cash provided by financing activities was $0.2 million for the nine months ended December 31, 2020 due to proceeds received from the Paycheck Protection Program (“PPP”), established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).

Sources and Uses of Funds

The Company’s principal existing sources of cash are generated from operations and its existing short-term investments. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Paycheck Protection Program Loan

In April and May of 2020, the Company applied for and received aggregate loan proceeds of approximately $0.2 million under the PPP. The PPP loan accrues interest at 1% and matures two years from the date of issuance, with a deferral of payments for the first six months. The Company used all of the PPP loan proceeds for qualifying expenses in accordance with terms of the CARES Act and intends to apply for forgiveness of the loan to the extent applicable. However, no assurance can be provided that forgiveness of any portion of the PPP loan will be obtained. See Note 10 of the Notes to the Interim Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of December 31, 2020, the Company did not have any off-balance sheet arrangements as defined under the rules of the SEC.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2020, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is closely monitoring the effects of the global COVID-19 pandemic on all aspects of its operations and regions, including the effect on its consumers, employees, trade customers, suppliers and distribution channels. The pandemic has created significant business disruption and economic uncertainty, which has affected the Company’s supply chain, distribution channels and consumer demand for its products, and has already directly and indirectly affected the Company’s business and operating results. However, the full extent of its impact will depend on future developments that are uncertain and cannot be accurately predicted, including the continued spread, duration and severity of the pandemic, the breadth and duration of business disruptions related to COVID-19, the availability and distribution of effective vaccines, and public health measures and actions taken in areas in which the Company operates. The ultimate impact of the COVID-19 pandemic, or any other health epidemic, is highly uncertain and subject to change not only with the spread of the disease, but also with the scope and timing of governmental, regulatory, fiscal, monetary and public health responses.

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

The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, has had and may continue to have a material economic effect on the Company’s business. For example, the pandemic and related measures taken to limit the spread of disease has resulted in retail store closures, both temporary and permanent, higher unemployment and greater economic uncertainty, which may adversely affect consumer purchasing behavior. In addition, notwithstanding that vaccines for COVID-19 are now being deployed, consumer fears about becoming ill with the disease may continue, which may adversely affect traffic to retail stores selling the Company’s products. Consumer spending generally may also be negatively affected by general macroeconomic conditions and consumer confidence, including the effects of the current recession, resulting from the COVID-19 pandemic. This may negatively affect sales of the Company’s products at retail stores and online marketplace channels and through the Company’s licensing agreements. Any significant reduction in consumer visits to, or spending at, retail stores caused by COVID-19, and any decreased spending at retail stores or online caused by decreased consumer confidence and spending following the pandemic, may result in a loss of sales of the Company’s products and profits and other material adverse effects.

While the potential economic effects and the duration of the COVID-19 pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets. In addition, the current recession has, and a depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect the Company’s business and the market value of its common stock. The Company does not yet know the full extent of potential delays or impacts on its business, its industry or the global economy as a whole, and the Company cannot predict the effects that COVID-19 pandemic-related business disruptions and economic uncertainty will have on its customers, suppliers, consumers, and each of their financial conditions. However, any material effect on these parties could further adversely affect the Company’s financial condition and results of operations. Additionally, while significant efforts are underway to slow the spread of COVID-19, including increased testing, widespread vaccination of the public and treatment of those who have contracted COVID-19, it is unclear when or whether progress in any of those areas will translate into an economic recovery that will restore consumer confidence and accelerate consumer spending. The effect of the COVID-19 pandemic may also exacerbate other risks discussed below and in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, any of which could have a material adverse effect on the Company’s business and financial condition. Accordingly, given that the potential of these effects of the COVID-19 pandemic on the Company’s operations has been and will likely continue to be material, the Company will continue to monitor the situation closely.

Foreign regulations and changes in trade policies and the political, social and economic conditions in the United States and the foreign countries in which the Company operates its business could affect the Company’s revenues and earnings materially and adversely.

The Company has operations in China and derives a significant portion of its revenue from sales of products manufactured by third parties located in China. In addition, third parties located in China and other countries located in the same region produce and supply many of the components and raw materials used in the Company’s products. Additionally, a significant portion of the shipping of the Company’s finished goods to the United States occurs through Hong Kong. Conducting an international business inherently involves a number of difficulties and risks that could materially and adversely affect the Company’s ability to generate revenues and could subject the Company to increased costs. The increasing diplomatic tensions between the United States and China, including over China’s recent enactment of a new national security law in Hong Kong, create uncertainties for doing business in China, and the risk of additional protectionist trade policies and tariffs or other escalating retaliatory policies, such as the recent U.S. executive order that ended the special economic status afforded to Hong Kong under the United States-Hong Kong Policy Act of 1992, could increase the Company’s cost of doing business and adversely affect the Company’s business, financial condition and results of operations. Furthermore, it is unclear whether the new U.S. administration will alter the existing trade agreements between China and the U.S. or otherwise modify or impose additional tariffs on imports from China. It is possible that further tariffs may be imposed on the categories of products the Company imports to the United States, or that the Company’s business will be affected by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing the Company to raise prices or make changes to its operations, any of which could adversely affect demand for the Company’s products or increase its costs.

Among the other factors that may adversely affect the Company’s revenues and increase its costs are:

•	currency fluctuations which could cause an increase in the price of the components and raw materials used in the Company’s products and a decrease in its profits;
•	Chinese labor laws;
•	labor shortages affecting the Company’s facilities and its suppliers’ manufacturing facilities located in China;
•	the elimination or reduction of value-added tax refunds to Chinese factories that manufacture products for export;
•	the rise of inflation and substantial economic growth in China;
•	more stringent export restrictions in the countries in which the Company operates which could adversely affect its ability to deliver its products to its customers;
•	tariffs and other trade barriers which could make it more expensive for the Company to obtain and deliver its products to its customers;
•	increases in shipping costs for the Company’s products or other service issues with the Company’s third-party shippers, such as global availability of shipping containers and fuel costs;
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

Beginning in 2018, the United States has imposed additional duties, ranging from 10% to 25%, on a variety of goods imported from China. Effective in September 2018, the Office of the U.S. Trade Representative (“USTR”) imposed tariffs of 10% on approximately $200 billion worth of goods imported from China (“List 3 products”), including categories of products the Company imports from China and increased these tariffs to 25% effective in May 2019. In August 2019, the U.S. administration directed the USTR to increase tariffs on List 3 products from 25% to 30% effective October 2019, which increases were subsequently delayed indefinitely. In May 2019, the USTR proposed imposing additional tariffs of up to 25% on essentially all remaining Chinese-origin imports, including approximately $300 billion worth of goods imported from China (“List 4 products”). Tariffs of 15% were imposed on certain List 4 products effective in September 2019 (“List 4A products”), and the remainder were scheduled to be subject to these tariffs effective in December 2019 (“List 4B products”). In January 2020, the United States and China signed a Phase One Economic and Trade Agreement, pursuant to which the tariff increases on the List 4B products remained suspended and the rate of additional tariffs on the List 4A products was reduced to 7.5%, while all other tariffs remain in place. The effects on the Company of the recently imposed and proposed tariffs are uncertain because of the dynamic nature of governmental actions and responses, as well as possible exemptions for certain products. If the U.S. and China are able to negotiate the issues to restore a mutually advantageous and fair trading regime, the increased tariffs could be eliminated, but given the uncertainties, including as a result of the new U.S. administration and any other political changes, there can be no assurance of whether, or when, this will be accomplished. If the recently imposed and proposed tariffs covering the categories of products that the Company imports continue or are increased, and the Company is unable to obtain an exception, it could have a material adverse effect on the Company’s business.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Duncan Hon
Date: February 16, 2021	Duncan Hon
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Binney
Date: February 16, 2021	Michael Binney
Chief Financial Officer (Principal Financial and Accounting Officer)