Form 10-K
period 2021-03-31
EMERSON RADIO CORP
filed 2021-06-25
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended March 31, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  YES    ☒  NO.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO.

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

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2020 (computed by reference to the last reported sale price of the Common Stock on the NYSE American on such date): $3,942,991.

Number of Common Shares outstanding at June 25, 2021: 21,042,652

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of the Form 10-K
Proxy Statement for Annual Meeting of Stockholders for the fiscal year ended March 31, 2021, or an amendment to this Annual Report on Form 10-K	Part III

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

In fiscal 2021, Walmart accounted for approximately 37%, Amazon.com accounted for approximately 33%, and Fred Meyer accounted for approximately 11% of the Company’s net revenues. In fiscal 2020, Walmart accounted for approximately 44%, Amazon.com accounted for approximately 25%, and Fred Meyer accounted for approximately 11% of the Company’s net revenues. No other customer accounted for more than 10% of net revenues in either period. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Amazon.com and Walmart accounted for approximately 69% and 28% as of March 31, 2021, respectively. As a percent of the Company’s total trade accounts receivable, net of specific reserves, both Amazon.com and Walmart accounted for approximately 45% as of March 31, 2020. Management believes that a loss, or a significant reduction, of sales to any of its key customers would have a material adverse effect on the Company’s business and results of operations.

Approximately 87% of the Company’s net revenues in both fiscal 2021 and 2020 were made through third-party sales representative organizations that receive sales commissions and work in conjunction with the Company’s own sales personnel. With the Company’s permission, third-party sales representative organizations may sell competitive products in addition to the Company’s products. In most instances, either party may terminate a sales representative relationship on 30 days prior notice by the Company and 90 days prior notice by the sales representative organization in accordance with customary industry practice. In fiscal 2021, the Company utilized 4 sales representative organizations, including one which represented approximately 49% of its net revenues and another which represented approximately 30% of its net revenues. In fiscal 2020, the Company utilized 6 sales representative organizations, including one which represented approximately 42%, another which represented approximately 21% of its net revenues and a third which represented approximately 16% of its net revenues. No other sales representative organization accounted for more than 10% of net revenues in fiscal 2021 or fiscal 2020. The remainder of the Company’s sales is to customers that are serviced by its sales personnel. The loss or reduction of product sales made through third party sales representative organizations could have a material adverse effect on the Company’s business and results of operations. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.

The Company primarily sells product to customers from its United States warehoused inventory, which is referred to as the Domestic Program. Under the Domestic Program, title for product typically passes at the time of shipment. The Company’s Direct Import Program allows its customers to import and receive product directly from an export port in the country of manufacture outside the United States. Under the Direct Import Program, title for the Company’s product passes to the customer in the country of origin when the product is shipped by the Company’s subsidiary in China. Under both programs, the Company recognizes revenues at the time title passes to the customer as this is when the Company satisfies its performance obligation under the contracts with its customers. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During fiscal 2021 and 2020, less than 1% of the Company’s net product sales were sold under the Direct Import Program.

The Company also sells product through third party online marketplaces to broaden its brand reach. The Company’s website serves as an additional sales channel for products, and provides search capability, detailed product information, online merchant availability, demo videos and downloadable product specification sheets. Sales through Amazon.com accounted for approximately 33% and 25% of the Company’s net revenues in fiscal 2021 and 2020, respectively. The Company expects sales through online marketplaces to continue to be a growth initiative for its business.

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

See Item 1A — “Risk Factors — Business, Operational and Strategic Risks — “The failure to obtain new licensees and distribution relationships or to maintain relationships with its existing licensees and distributors could materially and adversely affect the Company’s revenues, earnings and business.”

Design and Manufacturing

The Company’s products are manufactured by original equipment manufacturers in accordance with the Company’s specifications. During fiscal 2021 and 2020, 100% of the Company’s product purchases consisted of finished goods from foreign manufacturers located in People’s Republic of China.

The Company’s design team is responsible for product development and works closely with suppliers and determines the cosmetic and other features for new products. Accordingly, the exterior designs and operating features of the products reflect the Company’s judgment, or that of its customers, of current styles and consumer preferences.

The following summarizes the Company’s purchases from its major product suppliers that accounted for more than 10% of the Company’s total product purchases in fiscal 2021 and 2020:

	Fiscal Year
Supplier	2021	2020
Itoma	59%	50%
Midea	40%	37%
Total	99%	87%
* All other suppliers were less than 10%

The Company considers its relationships with its suppliers to be satisfactory and believes that, barring any unusual material or part shortages or economic, fiscal or monetary conditions, the Company could develop alternative suppliers. No assurance can be given that ample supply of product would be available at current prices and on current credit terms if the Company were required to seek alternative sources of supply without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts (See Item 1A — “Risk Factors — Business, Operational and Strategic Risks — The Company depends on a limited number of suppliers for its products. If its relationships with such suppliers terminate or are otherwise impaired, the Company would likely experience increased costs, disruptions in the manufacture and shipment of its products and a material loss of net sales” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)

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

Government Regulation

Pursuant to the Tariff Act of 1930, as amended, the Trade Act of 1974 and regulations promulgated there under, the United States government charges tariff duties, excess charges, assessments and penalties on many imports. These regulations are subject to continuous change and revision by government agencies and by action of the United States Trade Representative. As all of the Company’s products are currently manufactured by suppliers in China, the enactment of new legislation or the administration of current international trade regulations or executive action affecting trade agreements, changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements or changes in sourcing patterns could adversely affect the Company’s operations. See Item 1A — “Risk Factors — Legal, Regulatory and Tax Risks — Foreign regulations and changes in trade policies and the political, social and economic conditions in the United States and the foreign countries in which the Company operates its business could affect the Company’s revenues and earnings materially and adversely” and Item 1A — “Risk Factors — Legal, Regulatory and Tax Risks — Tariffs or other restrictions placed on the Company’s products imported into the United States from China, or any related countermeasures taken by China, could have a material adverse effect on the Company’s business, profitability and results of operations.” A number of states have adopted statutes regulating the manner of determining the amount of payments to independent service centers performing warranty service on products such as those sold by the Company. Additional Federal legislation and regulations regarding the importation of consumer electronics products, including the products marketed by the Company, have been proposed from time to time and, if enacted into law, could adversely affect the Company’s financial condition and results of operations.

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

Employees

As of June 3, 2021, the Company had 24 employees, comprised of 12 in the United States and 12 in China. None of the Company’s employees are represented by unions, and the Company believes its labor relations are good.

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

Business, Operational and Strategic Risks

The Company’s business has been and is expected to continue to be adversely affected by the ongoing COVID-19 pandemic.

The Company is closely monitoring the effects of the global COVID-19 pandemic on all aspects of its operations and regions, including the effect on its consumers, employees, trade customers, suppliers and distribution channels. The pandemic has created significant business disruption and economic uncertainty, which has affected the Company’s supply chain, distribution channels and consumer demand for its products, and has already directly and indirectly affected the Company’s business and operating results. However, the full extent of its impact will depend on future developments that are uncertain and cannot be accurately predicted, including the continued spread, duration and severity of the pandemic, the breadth and duration of business disruptions related to the COVID-19 pandemic, the availability and distribution of effective vaccines, and public health measures and actions taken in areas in which the Company operates. The ultimate impact of the COVID-19 pandemic, or any other health epidemic, is highly uncertain and subject to change not only with the spread of the disease, but also with the scope and timing of governmental, regulatory, fiscal, monetary and public health responses.

As COVID-19 continues to spread, the Company’s business operations could be further disrupted or delayed. The pandemic has already resulted in, and may continue to result in, work stoppages, slowdowns and delays, travel restrictions, event cancellations, and other factors that cause an increase in costs or order cancellations, reductions or delays. For example, the Company’s supply chain has been and may in the future be adversely affected with production delays, service disruptions or limited manufacturing volumes associated with shutdowns of factories, logistics providers and shippers or reduced numbers of workers or working hours in the respective facilities, limits on component supplies and diminished capability to implement engineering and design changes in a timely manner. In addition, quarantines, stay at home orders and other travel limitations (whether voluntary or required) may impede the Company’s employees’ ability to efficiently conduct research and development activities or oversee manufacturing and shipping activities, which may slow innovation, lead to higher costs, logistics disruptions or delays in delivering to the Company’s distribution channels and customers. For example, the Company has already experienced an increase in its freight costs. Further, if the COVID-19 pandemic continues and the Company’s operations continue to be adversely affected, the Company risks a delay, default, violation and/or non-compliance under existing agreements. Many of these effects may not be covered by the Company’s existing insurance coverages.

The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, has had and may continue to have a material economic effect on the Company’s business. For example, the pandemic and related measures taken to limit the spread of disease has resulted in retail store closures, both temporary and permanent, higher unemployment and greater economic uncertainty, which may adversely affect consumer purchasing behavior. In addition, notwithstanding that vaccines for COVID-19 are now being deployed, consumer fears about becoming ill with the disease, including any variants, may continue, which may adversely affect traffic to retail stores selling the Company’s products. Consumer spending generally may also be negatively affected by general macroeconomic conditions and consumer confidence, including the effects of the current recession, resulting from the COVID-19 pandemic. This may negatively affect sales of the Company’s products at retail stores and online marketplace channels and through the Company’s licensing agreements. Any significant reduction in consumer visits to, or spending at, retail stores, caused by the COVID-19 pandemic, and any decreased spending at retail stores or online caused by decreased consumer confidence and spending following the pandemic, may result in a loss of sales of the Company’s products and profits and other material adverse effects.

While the potential economic effects and the duration of the COVID-19 pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets. In addition, the current recession has, and a depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect the Company’s business and the market value of its common stock. The Company does not yet know the full extent of potential delays or impacts on its business, its industry or the global economy as a whole, and the Company cannot predict the effects that COVID-19 pandemic-related business disruptions and economic uncertainty will have on its customers, suppliers, consumers, and each of their financial conditions. However, any material effect on these parties could further adversely affect the Company’s financial condition and results of operations. Additionally, while significant efforts are underway to slow the spread of COVID-19, including increased testing, widespread vaccination of the public and treatment of those who have contracted COVID-19, it is unclear when or whether progress in any of those areas will translate into an economic recovery that will restore consumer confidence and accelerate consumer spending. The effect of the COVID-19 pandemic may also exacerbate other risks discussed below in this “Risk Factors” section, any of which could have a material adverse effect on the Company’s business and financial condition. Accordingly, given that the potential of these effects of the COVID-19 pandemic on the Company’s operations has been and will likely continue to be material, the Company will continue to monitor the situation closely.

The Company relies on a small number of key customers for the majority of its business, and the loss or significant reduction in business with any of these key customers would materially and adversely affect the Company’s revenues and earnings.

Certain customers have historically made up a significant percentage of the Company’s product sales and net revenues. For the fiscal year ended March 31, 2021, Walmart, Amazon.com and Fred Meyer accounted for approximately 37%, 33% and 11%, respectively, of the Company’s net revenues. For the fiscal year ended March 31, 2020, Walmart, Amazon.com and Fred Meyer accounted for approximately 44%, 25% and 11%, respectively, of the Company’s net revenues. The Company expects that its online marketplaces will increasingly represent a significant portion of the Company’s product sales going forward. No other customer accounted for more than 10% of the Company’s net revenues during these periods. All customer purchases are made through purchase orders and the Company does not have any long-term contracts with its customers. Accordingly, sales from customers that have accounted for a significant portion of the Company’s net product sales and net revenues in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period, which has happened in the past and could happen in the future. Some of the Company’s key customers may also experience economic difficulties or otherwise default on their obligations to the Company. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of the Company’s key customers would cause a material and adverse change in the Company’s revenues and operating results.

The Company is dependent on a limited number of products for its sales.

The Company derives a substantial portion of its product revenues from a limited number of products, and the Company expects these products to continue to account for a large percentage of its product revenues in the near term. For the twelve months ended March 31, 2021, the Company’s gross product sales were comprised principally of four product types within two categories — housewares products and audio products — and microwave ovens, which product type is within the housewares category — generated approximately 35% of the Company’s gross product sales. Audio products generated approximately 63% of the Company’s gross product sales during fiscal 2021. For the twelve months ended March 31, 2020, the Company’s gross product sales were comprised principally of the same four product types within the same two categories — housewares products and audio products — and microwave ovens, which product type is within the housewares category, generated approximately 35% of the Company’s gross product sales. Audio products generated approximately 61% of the Company’s gross product sales during fiscal 2020. Because the market for these product types and categories is characterized by periodic new product introductions, the Company’s future financial performance will depend, in part, on the successful and timely development and customer acceptance of new and enhanced versions of these product types and other products distributed by the Company. There can be no assurance that the Company will continue to be successful in marketing these product types within these categories or any other new or enhanced products. For example, certain of the Company’s key customers perform periodic line reviews to assess their product offerings, which have in the past and may in the future lead to loss of business and pricing pressures. As a result of this dependence, a significant decline in pricing of, or market acceptance of these product types and categories, either in general or specifically as marketed by the Company, would have a material adverse effect on the Company’s business, financial condition and results of operation.

The loss or reduction of business of one or a combination of its houseware and audio product lines could materially adversely affect the Company’s revenues, financial condition and results of operations.

If the Company’s third party sales representatives fail to adequately promote, market and sell the Company’s products, the Company’s revenues could significantly decrease.

A significant portion of the Company’s product sales are made through third party sales representative organizations, whose members are not employees of the Company. The Company’s level of sales depends on the effectiveness of these organizations, as well as the effectiveness of its own employees. Some of these third party representatives may sell (and do sell), with the Company’s permission, competitive products of third parties as well as the Company’s products. During the Company’s fiscal years ended March 31, 2021 and March 31, 2020, these organizations were responsible for approximately 87% and 87%, respectively, of its net revenues during such periods. In addition, one of these representative organizations was responsible for a significant portion of these revenues. If any of the Company’s third party sales representative organizations engaged by the Company, especially the Company’s largest, fails to adequately promote, market and sell its products, the Company’s revenues could be significantly decreased until a replacement organization or distributor could be retained by the Company, which has happened in the past and could happen in the future. The loss or reduction of product sales made through third party sales representative organizations could have a material adverse effect on the Company’s business and results of operations. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.

The concentration of product sales among a limited number of retailers and the trend toward private label brands could materially reduce revenues and profitability.

With the concentration of the Company’s product sales among a limited number of retailers, the Company is dependent upon a small number of customers whose bargaining strength is growing. These retailers generally purchase a limited selection of houseware and consumer electronics products. As a result, there is significant competition for retail shelf space. In addition, certain of the Company’s key customers use their own private label brands that compete directly with some of the Company’s products. As the retailers in the houseware and consumer electronics industry become more concentrated, competition for sales to these retailers may increase, which could materially reduce the Company's revenues and profitability.

The houseware and consumer electronics industry is consolidating, which could reduce the Company’s ability to successfully secure product placements at key customers and limit its ability to sustain a cost competitive position in the industry.

Over the past several years, the houseware and consumer electronics industry has undergone substantial consolidation, and further consolidation is likely. As a result of this consolidation, the houseware and consumer electronics industry primarily consists of a limited number of large retailers and distributors. The Company’s ability to gain or maintain its share of sales in the houseware and consumer electronics industry or maintain or enhance its relationships with key customers may be limited as a result of actions by competitors or the retailers’ increasing use of private label brands.

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

The Company does not have any long-term or exclusive purchase commitments with any of its suppliers. Itoma was the Company’s largest supplier and accounted for 59% of the Company’s purchases of products during fiscal 2021. The Company’s failure to maintain existing relationships with its suppliers or to establish new relationships on similar pricing and credit terms in the future could negatively affect the Company’s ability to obtain products in a timely manner. If the Company is unable to obtain an ample supply of product from its existing suppliers or secure alternative sources of supply, it may be unable to satisfy its customers’ orders, which could materially and adversely affect the Company’s revenues and relationships with its customers. Finding replacement suppliers could be a time consuming process during which the Company’s revenues and liquidity could be negatively impacted.

The Company’s products use raw materials and components that may be subject to price fluctuations, shortages or interruptions of supply, and if the Company is unable to maintain supply sources for such raw materials and components, or if such sources fail to satisfy the Company’s supply requirements, the Company may experience a loss of sales, increased component costs and reduced profitability.

Factors that are largely beyond the Company’s control, such as the cost, quality and availability of the raw materials and components needed by suppliers of the Company’s products, may affect the cost of such products, and the Company may not be able to pass those costs on to its customers. The Company’s products use raw materials and components that may be subject to price fluctuations, shortages or interruptions of supply, including semiconductor chips that have been subject to an ongoing significant shortage. The cost, quality and availability of these components are essential to the successful production and sale of the Company’s products. If the Company is unable to maintain supply sources of these raw materials and components, or if such sources fail to satisfy the Company’s supply requirements, the Company may lose sales and experience increased component costs. In particular, the Company utilizes semiconductor chips in its housewares products and audio products. Because semiconductor chips have been recently subject to an ongoing significant shortage, the Company’s ability to source these important components that use semiconductor chips has been adversely affected. These supply interruptions have resulted in increased component delivery lead times, delays in product production and increased costs to obtain components with available semiconductor chips. To the extent this semiconductor chip shortage continues, the production ability of the Company’s suppliers may continue to be impacted. Although the Company is seeking alternate sources of supply of these components, it may take several months to locate alternative suppliers or require the re-tooling of products to accommodate components from different suppliers. If the Company or its suppliers are unable to obtain components from third parties in the quantities and of the quality that the Company requires, on a timely basis and at acceptable prices, the Company may not be able to deliver its products on a timely or cost-effective basis to its customers, which could cause customers to terminate their contracts with the Company, reduce the Company’s gross margins and seriously harm its business, results of operations and financial condition.

If the Company is unable to deliver products in the required amounts and in a timely fashion, the Company could experience delays or reductions in shipments to its customers, which could materially and adversely affect the Company’s revenues and relationships with its customers.

The Company’s ability to provide high quality customer service, process and fulfill orders, and manage inventory depends on the efficient and uninterrupted operation and timely and uninterrupted performance of its suppliers. The Company can provide no assurances that it will not experience operational difficulties with its suppliers, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs, increased lead times or production shutdowns or production slowdowns due to social distancing guidelines or issues with absenteeism related to the ongoing COVID-19 pandemic, which have and could in the future result in increased costs and decreased efficiency. If the Company is unable to obtain products from these factories in the required quantities and quality and in a timely fashion, the Company could experience delays or reductions in product shipments to its customers, which could negatively affect the Company’s ability to meet the requirements of its customers, as well as its relationships with its customers, which in turn could materially and adversely affect the Company’s revenues and operating results. In addition, shipping rates and surcharges are volatile and subject to market fluctuations, and any increases in shipping costs may reduce the Company’s margins and adversely affect its profitability.

All the Company’s suppliers are based in China and as a result the Company is subject to risks associated with international operations and global manufacturing and sourcing including, among others:

•	currency fluctuations;
•	labor disputes and union actions that can disrupt the Company’s ability to ship products to customers;
•	potential political, economic and social instability;
•	public health threats, including the COVID-19 pandemic, inclement weather and natural disasters;
•	possible acts of terrorism;
•	restrictions on transfers of funds;
•	changes in import and export duties and quotas;
•	changes in domestic and international customs and tariffs;
•	uncertainties involving the costs to transport products;
•	disruptions in the global transportation network, including port backlogs and availability of shipping containers;
•	unexpected changes in regulatory environments;
•	regulatory issues involved in dealing with foreign suppliers and in exporting and importing products;
•	protection of intellectual property;
•	difficulty in complying with a variety of foreign laws;
•	difficulty in obtaining distribution and support; and
•	potentially adverse tax consequences.

Furthermore, any material disruption, slowdown or shutdown of the operations of the Company’s principal logistics providers and shippers, including without limitation as a result of labor disputes, public health threats (such as the COVID-19 pandemic), social unrest, inclement weather, natural disasters, possible acts of terrorism, availability of shipping containers and increased security restrictions, could cause delays in the Company’s ability to receive, process and fulfill customer orders and may cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused. These and other factors described above have and could continue to cause increases in shipping and storage costs. As a result, the Company’s relationships with its customers, revenues and operating results could be materially and adversely affected.

The Company relies on a third-party logistics provider for the storage and distribution of its products in the United States and, if such third party logistics provider incurs any damage to the facilities where the Company’s products are stored or is unable to distribute its products as needed, it could have a material adverse effect on the Company’s results of operations and business.

The Company relies on a third-party logistics provider for the storage and distribution of its products. The facilities where the Company’s products are stored by such provider may also be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, communications failure or terrorism. Any material damage to the facilities where the Company’s products are stored could adversely affect its inventory and the ability of such third-party logistics provider to meet the needs of its customers. In addition, an inability to maintain the Company’s contracts with such third-party logistics provider or a delay, disruption or quality control problems in the operations of such third-party logistics provider, including as a result of damage to the facilities of such provider or a strike by such provider’s workers, could cause delays in the Company’s ability to fulfill customer orders and may cause orders to be canceled, lost or delivered late, the Company’s products to be returned or receipt of products to be refused, any of which could adversely affect the Company’s business and results of operations. The Company’s contract with its third-party logistics provider is terminable upon written notice by either party for convenience without cause. If the Company is unable to maintain its contract with its third-party logistics provider, the Company would be required to retain a new third party logistics provider and the Company may be unable to retain such third party at a cost that is acceptable to the Company. If the Company’s shipping costs were to increase as a result of an increase in the fees charged by such third-party logistics provider or as a result of obtaining a new third-party logistics provider and if the Company is unable to pass on these higher costs to its customers, it could have a material adverse effect on the Company’s results of operations and business.

The Company’s revenues and earnings could be materially and adversely affected if it cannot anticipate market trends, enhance existing products or achieve market acceptance of new products.

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

The Company does not maintain any credit facilities (other than, from time to time, certain letters of credit) in connection with the operation of its business. The Company has relied on, and continues to rely on, its cash on hand and cash generated by operations to manage its business. Certain of the Company’s major factory suppliers, including Itoma, extend credit lines to the Company in amounts based on various factors, including the amounts of the Company’s purchases and their internal credit criteria, and in the past have reduced the maximum amount of open credit lines available to the Company. The loss of, or reduction in, credit lines from the Company’s principal suppliers could reduce the Company’s liquidity, increase its working capital needs or limit its ability to purchase products which in turn could adversely affect its financial condition or results of operations. If the Company is unable to generate sufficient cash from operations, the Company may need to secure alternative means of financing or reorganize its operations to continue to maintain its current business.

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

In addition, the industry in which the Company competes generally has low barriers to entry that allow the introduction of new products or new competitors at a fast pace. Some retailers have and may continue to introduce their own private label products, which could reduce the volume of products they buy from the Company, as well as decrease the shelf space they allocate to the Company’s products. If the Company is unable to protect the Company’s brand image and authenticity, the Company may be unable to effectively compete with these new market entrants or new products.

Changes in consumer spending and economic conditions may cause the Company’s operating results to fluctuate and cause its stock price to decline.

The Company’s net revenue and operating results may vary significantly from year-to-year and quarter-to-quarter as well as in comparison to the corresponding quarter of the preceding year. Factors that may cause these variations include:

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

•	new product developments or introductions;
•	product reviews and other media coverage;
•	competition, including competitive price pressures; and
•	political instability, war, acts of terrorism, public health threats, such as the ongoing COVID-19 pandemic, or other disasters.

As a result of any of these factors, the Company’s operating results may fluctuate significantly, which may in turn cause its stock price to decline.

Legal, Regulatory and Tax Risks

Foreign regulations and changes in trade policies and the political, social and economic conditions in the United States and the foreign countries in which the Company operates its business could affect the Company’s revenues and earnings materially and adversely.

The Company has operations in China and derives a significant portion of its revenue from sales of products manufactured by third parties located in China. In addition, third parties located in China and other countries located in the same region produce and supply many of the components and raw materials used in the Company’s products. Additionally, a significant portion of the shipping of the Company’s finished goods to the United States occurs through Hong Kong. Conducting an international business inherently involves a number of difficulties and risks that could materially and adversely affect the Company’s ability to generate revenues and could subject the Company to increased costs. The diplomatic tensions between the United States and China, including over China’s enactment of the Hong Kong national security law, create uncertainties for doing business in China, and the risk of additional protectionist trade policies and tariffs or other escalating retaliatory policies, such as the passage of the Hong Kong Autonomy Act in July 2020 and the concurrent U.S. executive order that ended the special economic status afforded to Hong Kong under the United States-Hong Kong Policy Act of 1992, could increase the Company’s cost of doing business and adversely affect the Company’s business, financial condition and results of operations. Furthermore, it is unclear whether the current U.S. administration will alter the existing trade agreements between China and the U.S. or otherwise modify or impose additional tariffs on imports from China. It is possible that further tariffs may be imposed on the categories of products the Company imports to the United States, or that the Company’s business will be affected by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing the Company to raise prices or make changes to its operations, any of which could adversely affect demand for the Company’s products or increase its costs.

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

The Company has operations in China and all of the Company’s products are currently manufactured by suppliers in China. Any tariffs or other trade restrictions affecting the import of these products to the United States from China or any retaliatory trade measures taken by China in response to existing or future tariffs could have a material adverse effect on the Company’s results of operations going forward. The Company’s dependency on its overseas suppliers could exacerbate these and other risks, and any tariffs on the categories of products the Company imports to the United States could negatively affect the demand for such products, increase the cost of components, delay production or affect the Company’s ability to compete against competitors who do not manufacture in China or otherwise are not subject to such tariffs.

Beginning in 2018, the United States has imposed additional duties, ranging from 10% to 25%, on a variety of goods imported from China. Effective in September 2018, the Office of the U.S. Trade Representative (“USTR”) imposed tariffs of 10% on approximately $200 billion worth of goods imported from China (“List 3 products”), including categories of products the Company imports from China and increased these tariffs to 25% effective in May 2019. In August 2019, the U.S. administration directed the USTR to increase tariffs on List 3 products from 25% to 30% effective October 2019, which increases were subsequently delayed indefinitely. In May 2019, the USTR proposed imposing additional tariffs of up to 25% on essentially all remaining Chinese-origin imports, including approximately $300 billion worth of goods imported from China (“List 4 products”). Tariffs of 15% were imposed on certain List 4 products effective in September 2019 (“List 4A products”), and the remainder were scheduled to be subject to these tariffs effective in December 2019 (“List 4B products”). In January 2020, the United States and China signed a Phase One Economic and Trade Agreement, pursuant to which the tariff increases on the List 4B products remained suspended and the rate of additional tariffs on the List 4A products was reduced to 7.5%, while all other tariffs remain in place. The effects on the Company of these imposed and proposed tariffs are uncertain because of the dynamic nature of governmental actions and responses, as well as possible exemptions for certain products. If the U.S. and China are able to negotiate the issues to restore a mutually advantageous and fair trading regime, the increased tariffs could be eliminated, but given the uncertainties, including as a result of the recent change in U.S. administrations and any other political changes, there can be no assurance of whether, or when, this will be accomplished. If the currently imposed and proposed tariffs covering the categories of products that the Company imports continue or are increased, and the Company is unable to obtain an exception, it could have a material adverse effect on the Company’s business.

Although the Company is monitoring the trade environment and working to mitigate the effects of tariffs through pricing and sourcing strategies, including through proactive management of inventory built up in advance of the recent tariff increases, and may take additional steps, the Company cannot be certain how its customers and competitors will react to the actions taken. Additional tariffs imposed by the United States, and any related countermeasures by China, including as a result of the heightened tensions between the United States and China over Hong Kong, could increase the Company’s cost of goods and reduce its gross margins. If the Company determines to pass some or all of these new tariff burdens on to its customers as product price increases in the future, the result may be a degradation of the Company’s competitive position and a loss of customers that would adversely affect the Company’s operating performance. However, the ultimate outcome of these tariff actions is not clear at this time, and there can be no assurances that the Company’s mitigation efforts will be successful or that the imposition of any such tariffs or trade actions would not have a material adverse effect on the Company’s revenue, gross margins and operating results.

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

Third parties may seek to challenge, invalidate, circumvent or render unenforceable any trademarks, patents or proprietary rights owned by or licensed to the Company. In addition, in the event third-party licensees fail to protect the integrity of the Company’s trademarks, the value of these marks could be materially and adversely affected. The Company’s inability to protect its proprietary rights could materially and adversely affect the license of its trade names, trademarks and other proprietary rights to third parties as well as its ability to sell its products. Litigation has been and may in the future be necessary to enforce the Company’s intellectual property rights, protect the Company’s trade secrets and determine the scope and validity of such intellectual property rights. Any such litigation, whether or not successful, could result in substantial costs and diversion of resources and management’s attention from the operation of the Company’s business.

The Company may receive notices of claims of infringement of other parties’ proprietary rights. Such actions could result in litigation and the Company could incur significant costs and diversion of resources in defending such claims. The party making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief. Such relief could effectively block the Company’s ability to make, use, sell, distribute or market its products and services in certain jurisdictions. The Company may also be required to seek licenses to such intellectual property. The Company cannot predict, however, whether such licenses would be available or, if available, that such licenses could be obtained on terms that are commercially reasonable and acceptable to the Company. The failure to obtain the necessary licenses or other rights could delay or preclude the sale, manufacture or distribution of its products and could result in increased costs to the Company.

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

Corporate Governance and Stock Ownership Risks

There is a limited trading market for the Company’s common stock and the market price of the Company’s common stock is subject to volatility.

The Company’s common stock, which trades on the NYSE American, has experienced, and may experience in the future, significant price and volume fluctuations, which could adversely affect the market price of the Company’s common stock. For example, the Company believes that recent volatility in the market price of the Company’s common stock reflects market and trading dynamics unrelated to the Company’s underlying business or macro or industry fundamentals. These fluctuations have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums. The Company may continue to incur rapid and substantial increases or decreases in its stock price that may not coincide in timing with the disclosure of news or developments by or affecting the Company. Accordingly, the market price of the Company’s common stock may fluctuate dramatically, and may decline rapidly, regardless of any developments in the Company’s business. The market price of the Company’s common stock may also fluctuate significantly in response to various factors and events, including:

•	the ongoing impacts and developments relating to the COVID-19 pandemic;
•	actual or anticipated variations in operating results and cash flows;
•	loss of a key customer, licensee or supplier;
•	announcements or events that affect the Company’s products, customers, competitors or markets;
•	general business conditions in the markets and industry in which the Company competes;
•	changes in market valuations of similar companies;
•	the increase in the number of individual holders of the Company’s common stock and their participation in social media platforms targeted at speculative investing;

•	the level of the Company’s stock repurchase activity;
•	concentration of holdings of the Company’s common stock; and
•	other events or factors, including those listed under this section entitled “Risk Factors.”

In addition, the securities markets have recently experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies due to, among other factors, the actions of market participants or other actions outside of the Company’s control, including general market volatility caused by the COVID-19 pandemic. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of the Company’s common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. The Company may be the target of this type of litigation in the future, which could result in substantial costs and divert management’s attention.

The Company is a “controlled company” within the meaning of the NYSE American rules and, as a result, qualifies for, and relies on, exemptions from certain corporate governance requirements. As a result, the Company’s shareholders do not have the same protections afforded to shareholders of companies that are subject to such requirements.

Nimble Holdings Company Limited (“Nimble”), formerly known as The Grande Holdings Limited (“Grande”), through one of its indirect subsidiaries, is the beneficial owner of approximately 72.4% of the Company’s outstanding common stock as of March 31, 2021. As a result, the Company is a “controlled company” within the meaning of the NYSE American Company Guide. Under the NYSE American rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE American corporate governance requirements, including the requirements that:

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

Nimble, through one of its indirect subsidiaries, is the beneficial owner of approximately 72.4% of the Company’s outstanding common stock as of March 31, 2021. As a result, Nimble will be able to exert significant influence over the Company’s business and have the ability to control the approval process for actions by the Company that require stockholder approval, including: the election of the Company’s directors and the approval of mergers, sales of assets or other significant corporate transactions or matters submitted for stockholder approval. Nimble may have interests that differ from your interests and may cause the shares in the Company beneficially owned by Nimble to be voted in a way with which you disagree and that may be adverse to your interests. In addition, several provisions of the Company’s organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of the Company’s common stock. Under the terms of the Company’s certificate of incorporation, its board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for the Company’s common stock, including transactions that may be in your best interests.

The Company’s bylaws designate the Court of Chancery of the State of Delaware or the federal district courts in Delaware as the exclusive forum for certain litigation that may be initiated by the Company’s stockholders, which could limit stockholders’ ability to have certain claims heard in any other judicial forum.

Pursuant to the Company’s corporate bylaws, as amended (the “bylaws”), unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee of the Company or any stockholder to the Company or the Company’s stockholders; (iii) any action or proceeding asserting a claim against the Company or any current or former director, officer or other employee of the Company or any stockholder arising pursuant to any provision of the General Corporation Law of Delaware or the Company’s certificate of incorporation or bylaws (as each may be amended from time to time); (iv) any action or proceeding to interpret, apply, enforce or determine the validity of the Company’s certificate of incorporation or bylaws (including any right, obligation or remedy thereunder); (v) any action or proceeding as to which the General Corporation Law of Delaware confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action asserting a claim against the Company or any director, officer or other employee of the Company or any stockholder, governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. This forum selection clause in the Company’s bylaws does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts of the United States of America have exclusive jurisdiction. The bylaws further provide, that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. In addition, the bylaws provide that any person or entity holding, owning or otherwise acquiring any interest in shares of capital stock of the Company shall be deemed to have notice of and to have consented to these provisions. The forum selection clause in the Company’s bylaws may limit stockholders’ ability to have certain claims heard in any court other than in the Court of Chancery or the federal district courts in Delaware.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Not applicable.

Item 3.	LEGAL PROCEEDINGS

Information with respect to this Item 3 may be found under the heading “Legal Proceedings” in Note 11 to the consolidated financial statements in this report, which information is incorporated into this Item 3 by reference.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The Company’s common stock began trading on the American Stock Exchange under the symbol MSN on December 22, 1994, and currently trades on the NYSE American under the same symbol.

There is no established trading market for the Company’s Series A convertible preferred stock, whose conversion feature expired as of March 31, 2002.

(b) Holders

At June 16, 2021, there were 163 stockholders of the Company’s common stock whose shares were registered with the Company’s transfer agent. Such number does not include beneficial owners holding the Company’s common stock through nominee names.

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

Item 6.	[RESERVED]

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s operations and financial condition should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those under Item 1A – “Risk Factors” and “Forward-Looking Information” and in other parts of this Annual Report on Form 10-K.

In the following discussion, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Results of Operations:

The following table summarizes certain financial information for the fiscal years ended March 31, 2021 and 2020 (in thousands):

	Year Ended March 31,
	2021	2020
Net product sales	$7,200	$6,065
Licensing revenue	245	228
Net revenues	7,445	6,293
Cost of sales	5,749	5,144
Selling, general and administrative expenses	5,891	5,775
Operating loss	(4,195)	(4,626)
Interest income, net	151	776
Income from governmental assistance programs	83	-
Loss before income taxes	(3,961)	(3,850)
Provision for income taxes	15	457
Net loss	$(3,976)	$(4,307)

Results of Operations — Fiscal 2021 compared with Fiscal 2020

Net product sales — Net product sales for fiscal 2021 were $7.2 million as compared to $6.1 million for fiscal 2020, an increase of $1.1 million, or 18.7% as detailed below. The Company’s sales were highly concentrated among three customers - Walmart, Amazon.com and Fred Meyer, where gross product sales to these customers were approximately 82.1% and 81.8% of the Company’s total gross product sales in fiscal 2021 and fiscal 2020, respectively. The improvement in net product sales during fiscal 2021 came from increased consumer demand for certain of the Company’s products offered by these customers, in particular microwave ovens and clock radios as consumers spent more time at home and shopped online, and the Company’s and its core customers’ ability to continue to sell products under difficult economic conditions, including through online channels. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $53,000 and nil for fiscal 2021 and fiscal 2020, respectively. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall increase in net product sales were as follows:

i)

Houseware product net sales increased $0.3 million, or 16.1%, to $2.6 million in fiscal 2021 as compared to $2.3 million in fiscal 2020, principally driven by an increase in sales of microwave ovens and partially offset by a decrease in sales of toaster ovens. The Company and its core customers benefitted from reduced competition during the early stages of the COVID-19 pandemic in fiscal 2021.

ii)

Audio product net sales were $4.6 million in fiscal 2021 compared to $3.8 million in fiscal 2020, an increase of $0.8 million, or 20.4%, resulting from increased net sales of clock radios. The Company and its core customers benefitted from reduced competition during the early stages of the COVID-19 pandemic in fiscal 2021.

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

Starting in the fourth quarter of fiscal 2020, the global COVID-19 pandemic has presented significant challenges and impacted the Company’s business and operating results, and the operations and production capabilities of the Company’s suppliers in China and the distribution capabilities of the Company’s third party logistics provider, including as a result of quarantine or closure. The pandemic directly and indirectly disrupted certain sales and supply chain activities and affected the Company’s ability to address those challenges during the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021, which contributed to a decline in net product sales in the first quarter of fiscal 2021. Although the Company has since experienced increased demand in certain of its product categories and favorable impacts on its online channels as a result of the COVID-19 pandemic, the Company expects that the pandemic will continue to impact its business and operations over the coming quarters, including with respect to the magnitude and timing of orders by retailers, resellers, distributors and consumers. Additionally, surges in demand and shifts in shopping patterns related to the COVID-19 pandemic have strained the global freight network and availability of shipping containers, which has been further exacerbated by COVID-19 illness and protocols at many port locations, resulting in carrier-imposed capacity restrictions, carrier delays and longer lead times, including shipment receiving and unloading backlogs at many U.S. ports. As a result, the Company’s shipping costs have recently increased by several multiples compared to fiscal 2021 averages. Global component shortages, in particular semiconductor chips, arising from these changes in consumer demand and reduced manufacturing capacity related to the COVID-19 pandemic have also caused and are likely to continue to result in significant price fluctuations and long lead times in the supply of these components. Although the Company is seeking alternate suppliers for these components, developing alternate sources of supply will be time consuming, difficult and costly, and may require the re-tooling of products to accommodate components from different suppliers. In addition to increasing cost trends, the Company’s suppliers are not equipped to hold meaningful amounts of inventory and if shipping container capacity remains limited or unavailable, they could pause manufacturing, which could ultimately impact the Company’s ability to fulfill customer orders on a timely basis. These impacts on the Company’s supply chain have and may continue to impact the Company’s ability to meet product demand, which could result in additional costs, customer dissatisfaction in the event of inventory shortages or may otherwise adversely impact the Company’s business and results of operations.

In light of the adverse effects of the COVID-19 pandemic on macroeconomic conditions domestically and internationally, along with the uncertainty associated with a potential recovery, the Company has implemented certain cost-reduction actions intended to reduce expenditures in light of the effects of the COVID-19 pandemic to the business. However, the environment remains highly uncertain and demand for the Company’s products remains difficult to assess due to many factors including the pace of economic recovery around the world, the status of various government stimulus programs, competitive intensity and retailer actions to continue carefully managing inventory. As a result, the Company is unable at this time to predict the full impact of the COVID-19 pandemic on its operations and financial results, and, depending on the magnitude and duration of the pandemic, including the further spread and severity of COVID-19 cases in areas in which the Company operates and the availability and distribution of effective vaccines, such impact may be material. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.

For more information on risks associated with the Company’s operations, including tariffs and the COVID-19 pandemic, please see the risk factors within Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Licensing revenue — Licensing revenue in fiscal 2021 was approximately $245,000 as compared to $228,000 for fiscal 2020, an increase of $17,000, or 7.4%, which was driven primarily by the escalation of the annual minimum royalty of the Company’s licensee.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $7.4 million for fiscal 2021 as compared to $6.3 million for fiscal 2020, an increase of $1.1 million, or 18.3%.

Cost of sales — Cost of sales includes those components as described in Note 1 “Cost of Sales” of the Notes to the Consolidated Financial Statements. In absolute terms, cost of sales increased $0.6 million, or 11.8%, to $5.7 million in fiscal 2021 as compared to $5.1 million in fiscal 2020. The increase in absolute terms for fiscal 2021 as compared to fiscal 2020 was primarily related to the improvement in net product sales partially offset by lower year-over-year gross cost of sales as a percentage of gross sales. The decrease in gross cost of sales as a percentage of gross sales for fiscal 2021 as compared to fiscal 2020 was primarily related to the change in product mix as described above, partially offset by increased year-over-year shipping costs. The amounts presented are based on the change in methodology regarding the Company’s definition of Cost of Sales. See Note 1 “Significant Accounting Policies” of the Notes to the Consolidated Financial Statements.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 79.1% in fiscal 2021 as compared to 91.8% in fiscal 2020. Fiscal 2021 S,G&A, in absolute terms, was $5.9 million and in fiscal 2020 S,G&A, in absolute terms, was $5.8 million, an increase of $0.1 million, or 2.0%. The increase in S,G&A was primarily due to higher legal fees of approximately $402,000 or 35.9%. Legal fees during fiscal 2021 were approximately $1,522,000 as compared to $1,120,000 during fiscal 2020. The majority of the increase in legal fees concerned the protection of the Emerson® trademark. This was offset by reductions in advertising costs of $141,000 and compensation costs of $130,000. The amounts presented are based on the change in methodology regarding the Company’s definition of Cost of Sales. See Note 1 “Significant Accounting Policies” of the Notes to the Consolidated Financial Statements.

Interest income, net — Interest income, net, was $151,000 in fiscal 2021 as compared to $776,000 in fiscal 2020, resulting from a decrease in interest rates earned on the Company’s short term investments during fiscal 2021.

Provision for income tax expense — The Company recorded income tax expense of approximately $15,000 in fiscal 2021 as compared to income tax expense of approximately $457,000 in fiscal 2020. The Company recorded a full valuation allowance on its deferred tax assets of $448,000 during fiscal 2020. See Note 5 “Income Taxes” of the Notes to the Consolidated Financial Statements.

Net (loss) — As a result of the foregoing factors, the Company recorded a net loss of $4.0 million for fiscal 2021 as compared to a net loss of $4.3 million for fiscal 2020.

Liquidity and Capital Resources

General

As of March 31, 2021, the Company had cash and cash equivalents of approximately $5.2 million as compared to approximately $6.3 million at March 31, 2020. Working capital decreased to $32.1 million at March 31, 2021 as compared to $36.1 million at March 31, 2020. The decrease in cash and cash equivalents of approximately $1.1 million is set out in “Cash Flows” below.

Cash Flows

Net cash used by operating activities was approximately $4.3 million for fiscal 2021 resulting from a $4.0 million loss generated during the period, a $0.2 million decrease in income taxes payable, a $0.2 million increase in accounts receivable, a $0.2 million decrease in long term operating lease liabilities and a $0.1 million increase in prepaid purchases partially offset by a $0.2 million decrease in right of use assets and a $0.2 million increase in accounts payable.

Net cash provided by investing activities was $3.0 million primarily due to a decrease of investments in short term deposits.

Net cash provided by financing activities was $0.2 million due to proceeds received from the Paycheck Protection Program (“PPP”), established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).

Credit Arrangements

Letters of Credit — The Company utilizes the services of one of its banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2021 and March 31, 2020, the Company had no letters of credit outstanding.

Short-term Liquidity

The Company’s principal existing sources of cash are generated from operations. The Company believes that its cash on hand and existing sources of cash will be sufficient to support its existing operations over the next 12 months.

Historically, a significant percentage of the Company’s product sales were made under the Direct Import Program. The direct importation of product by the Company to its customers can significantly benefit the Company’s liquidity because this inventory does not need to be financed by the Company. In fiscal 2021, there were no product sales imported directly to the Company’s customers due to changes in the Company’s key customers.

As of March 31, 2021, there were no capital expenditure or other commitments other than the normal purchase orders used to secure product.

Paycheck Protection Program Loan

In April and May of 2020, the Company applied for and received aggregate PPP loan proceeds of approximately $204,000. The PPP loan accrues interest at 1% and matures two years from the date of issuance, with a deferral of payments for the first six months. While the Company intends to pursue the forgiveness of the PPP loan in accordance with the requirements and limitations under the CARES Act, no assurance can be provided that forgiveness of any portion of the PPP loan will be obtained. See Note 15 “Paycheck Protection Program and Employment Support Scheme” of the Notes to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

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

At the time of sale, the Company reduces recognized gross revenue by allowances to cover, in addition to estimated sales returns as required by ASC topic 606, “Revenue from Contracts with Customers,” (i) sales incentives offered to customers that meet the criteria for accrual and (ii) an estimated amount to recognize additional non-offered deductions it anticipates and can reasonably estimate will be taken by customers, which it does not expect to recover. Accruals for the estimated amount of future non-offered deductions are required to be made as contra-revenue items, because that percentage of shipped revenue fails to meet the collectability criteria within ASC topic 606.

If additional marketing support programs, promotions and other volume-based incentives are required to promote the Company’s products subsequent to the initial sale, then additional reserves may be required and are accrued for when such support is offered.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lease assets and liabilities to be recorded on the balance sheet.  This update is effective for public entities in fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years, and certain qualitative and quantitative disclosures are also required.  Early adoption was permitted.  The Company has adopted this ASU and related amendments as of April 1, 2019 on a modified retrospective basis. The Company has applied the modified retrospective approach by recording a cumulative effect adjustment as of the date of adoption, whereby prior comparative periods will not be retrospectively presented in the consolidated financial statements. The Company has also elected certain practical expedients permitted under the transition guidance, including to retain the historical lease classification as well as relief from reviewing expired or existing contracts, to determine if they contain leases.  The Company will be exempting leases with an initial term of twelve months, or less, from balance sheet recognition and will not separate lease and non-lease components.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries (the “Company”) as of March 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the years in the two -year period ended March 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of their operations and their cash flows for each of the two-year period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below arise from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relates.

Inventories

As described in Note 1 of the consolidated financial statements, inventory is valued at the lower of cost or net realizable value (determined on a first-in, first-out basis) and includes inventory purchase costs and allocated overhead. The Company records valuation adjustments for the excess cost of inventory over the estimated net realizable value. Valuation adjustments for slow-moving and obsolete inventory are calculated on an individual product basis based on physical inspection of the product in connection with a physical inventory, review of slow-moving products, forecasted sales, and consideration of active marketing programs.

We identified valuation adjustments for slow-moving and obsolete inventories as a critical audit matter because of the significant judgment required by management in developing its assumptions about forecasted consumption and sales, and in determining the estimated net realizable value adjustments applied to individual inventory items. Testing management’s assumptions and estimates used in calculating the valuation adjustments required a high degree of auditor judgment and the use of more experienced audit professionals.

Our audit procedures related to valuation adjustments for slow-moving inventories included the following, among others:

• We tested the reliability of system-generated reports used by management on a sample basis by agreeing the selected items to the underlying records.

• We observed the physical condition of inventories during physical inventory counts.

• We tested the accuracy of the valuation adjustments by selecting a sample of inventory items and recalculating the estimated net realizable value based upon subsequent period transactions.

• We tested the reasonableness of management’s assumptions about forecasted sales by:

• Performing a retrospective review to assess management’s estimated percentages by comparing the prior year inventory to current year consumption and sales.

• Corroborating the assumptions related to slow-moving products and forecasted sales with management.

/s/ MSPC

Certified Public Accountants and Advisors,

A Professional Corporation

We have served as the Company’s auditor since 2005.

New York, New York

June 25, 2021

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended March 31, 2021 and 2020

(In thousands, except per share data)

	2021	2020

Net revenues:
Net product sales	$7,200	$6,065
Licensing revenue	245	228
Net revenues	7,445	6,293
Costs and expenses:
Cost of sales	5,749	5,144
Selling, general and administrative expenses	5,891	5,775
	11,640	10,919
Operating loss	(4,195)	(4,626)
Other income:
Interest income, net	151	776
Income from governmental assistance programs	83	—
Loss before income taxes	(3,961)	(3,850)
Provision for income tax expense	15	457
Net loss	(3,976)	(4,307)
Basic loss per share	$(0.19)	$(0.20)
Diluted loss per share	$(0.19)	$(0.20)
Weighted average shares outstanding
Basic	21,043	21,043
Diluted	21,043	21,043

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2021 and 2020

(In thousands)

	March 31, 2021	March 31, 2020

ASSETS
Current Assets:
Cash and cash equivalents	$5,245	$6,276
Short term investments	25,045	28,101
Accounts receivable, net	691	484
Inventory	1,961	1,918
Prepaid purchases	361	250
Prepaid expenses and other current assets	289	327
Total Current Assets	33,592	37,356
Non-Current Assets:
Property and equipment, net	—	4
Right-of-use asset-operating leases	213	442
Right-of-use asset-finance leases	3	5
Other assets	94	94
Total Non-Current Assets	310	545
Total Assets	$33,902	$37,901
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	788	592
Paycheck Protection Program loan	204	—
Due to affiliate	1	—
Short-term operating lease liability	152	241
Short-term finance lease liability	1	1
Income tax payable, current portion	195	195
Deferred revenue	195	180
Total Current Liabilities	1,536	1,209
Non-Current Liabilities:
Long-term operating lease liability	82	234
Long-term finance lease liability	3	4
Income tax payable	1,836	2,033
Total Non-Current Liabilities	1,921	2,271
Total Liabilities	$3,457	$3,480
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at March 31, 2021 and March 31, 2020, respectively; 21,042,652 shares outstanding at March 31, 2021 and March 31, 2020, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(19,985)	(16,009)
Treasury stock, at cost (31,923,145 shares at March 31, 2021 and March 31, 2020, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	30,445	34,421
Total Liabilities and Shareholders’ Equity	$33,902	$37,901

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended March 31, 2021 and 2020

(In thousands)

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2019	$3,310	52,965,797	$529	$79,792	$(11,702)	$(33,201)	$38,728
Net loss	—	—	—	—	(4,307)	—	(4,307)
Balance — March 31, 2020	$3,310	52,965,797	$529	$79,792	$(16,009)	$(33,201)	$34,421
Net loss	—	—	—	—	(3,976)	—	(3,976)
Balance — March 31, 2021	$3,310	52,965,797	$529	$79,792	$(19,985)	$(33,201)	$30,445

The accompanying notes are an integral part of the consolidated financial statements

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended March 31, 2021 and 2020

	2021	2020
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(3,976)	$(4,307)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Amortization of right-of-use assets	231	33
Depreciation and amortization	2	2
Deferred tax assets	—	448
Asset allowances and reserves	(22)	3
Changes in assets and liabilities:
Accounts receivable	(185)	117
Inventory	(43)	1,602
Prepaid purchases	(111)	167
Prepaid expenses and other current assets	38	97
Other assets	—	60
Accounts payable and other current liabilities	196	47
Short term lease liabilities	(89)	—
Long term lease liabilities	(153)	—
Due to affiliate	1	—
Income taxes payable	(197)	(195)
Deferred revenue	15	15
Net cash (used) by operating activities	(4,293)	(1,911)
Cash Flows From Investing Activities:
Proceeds from sale of short-term investments	28,101	1,850
Purchases of short-term investments	(25,045)	(1,580)
Disposals of property and equipment	2	—
Net cash provided by investing activities	3,058	270
Cash Flows from Financing Activities:
Proceeds from Paycheck Protection Program loan	204	—
Net cash provided by financing activities	204	—
Net (decrease) in cash and cash equivalents	(1,031)	(1,641)
Cash and cash equivalents at beginning of the year	6,276	7,917
Cash and cash equivalents at end of the year	$5,245	$6,276
Supplemental disclosures:
Cash paid for:
Interest	$7	$—
Income taxes	$197	$199

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

Basis of Presentation

It is the Company’s policy to prepare its consolidated financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

The Company reclassified approximately $1,611,500 on its Consolidated Statements of Operations for fiscal 2020 from Cost of Sales to Selling, General and Administrative expenses to conform to its current presentation. The reclassifications were made to more accurately present the relationship between the Company’s net product sales and its cost of sales. The reclassifications had no impact on the Company’s previously reported operating losses or net losses for fiscal 2020.

Use of Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Long-Lived Assets

The Company’s long-lived assets include property and equipment. At March 31, 2021, the Company had approximately nil of property, plant and equipment, net of accumulated depreciation. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topics 350 “Intangibles” and 360 “Property, Plant and Equipment”. The recoverability of assets held and used is measured by a comparison of the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. If impairment is deemed to exist, the asset will be written down to fair value. Any such impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. As of March 31, 2021, the Company had no long-lived assets.

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

Depreciation of property and equipment is provided by the straight-line method as follows:

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

Accounts Receivable

The Company extends credit based upon evaluations of a customer’s financial condition and provides for any anticipated credit losses in the Company’s financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Credit is extended for periods between 10 and 90 days, on a net basis. If the financial condition of a customer deteriorates, resulting in an impairment of that customer’s ability to make payments, additional reserves may be required. Conversely, reserves are reduced to reflect credit and collection improvements. Receivables are written off once they are considered uncollectible. The allowance for doubtful accounts receivable decreased $2,400 for the year ended March 31, 2021 and increased by $2,300 for the year ended March 31, 2020.

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

Sales Return Reserves

Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends and changes in customer demand for the Company’s products when evaluating the adequacy of the reserve for sales returns. Management judgments and estimates must be made and used in connection with establishing the sales return reserves in any accounting period. Additional reserves may be required if actual sales returns increase above the historical return rates. Conversely, the sales return reserve could be decreased if the actual return rates are less than the historical return rates, which were used to establish the reserve. The sales return reserves decreased $17,000 for the year ended March 31, 2021 and decreased $21,000 for the year ended March 31, 2020.

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

The Company generally does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations and there were no foreign exchange forward contracts held by the Company at March 31, 2021 or March 31, 2020.

Advertising Expenses

Advertising expenses are charged against earnings as incurred and are included in selling, general and administrative expenses. The Company incurred $23,000 of advertising expenses during fiscal 2021 and $165,000 during fiscal 2020.

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

The sales and marketing support accrual activity for fiscal 2021 and fiscal 2020 was as follows (in thousands):

Balance at March 31, 2019	$84
additions	289
usages	(300)
adjustments	26
Balance at March 31, 2020	$99
additions	412
usages	(367)
adjustments	(53)
Balance at March 31, 2021	$91

Interest income, net

The Company records interest income as earned and interest expense as incurred. The net interest income for fiscal 2021 and 2020 consists of:

	2021	2020
	(In thousands)
Interest expense	$(7)	$—
Interest income	158	776
Interest income, net	$151	$776

Income Taxes

Deferred income taxes are recorded to account for the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets have been recorded net of an appropriate valuation allowance, to the extent management believes it is more likely than not that such assets will be realized. (See Note 5 “Income Taxes.”) Any tax penalties are recorded as part of selling, general and administrative expenses and any interest to which the Company is subject, is recorded as a part of income tax expense. Penalties and interest incurred during fiscal 2021 and fiscal 2020 were approximately nil   .

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

NOTE 2 — INVENTORIES:

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of March 31, 2021 and March 31, 2020, inventories consisted exclusively of purchased finished goods.

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

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the Securities and Exchange Commission (“SEC”) on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of March 31, 2021. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

Related Party Transactions

         Charges of rental and utility fees on office space in Hong Kong

During fiscal 2021 and fiscal 2020, the Company was billed approximately $172,000 and $174,000, respectively, for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board.  The Company owed nil to VACL related to rental charges as of March 31, 2021 and March 31, 2020.

During fiscal 2021 and fiscal 2020, the Company was billed approximately $5,000 and $6,000, respectively, for its share of installation charges related to an air conditioning system, and purchase of protective materials for coronavirus from Vigers Strategic Services Ltd (“VSSL”), which is a company related to the Company’s Chairman of the Board. Vigers Strategic Services Ltd is formerly known as Lafe Strategic Services Ltd. The Company owed approximately $1,000 and $300 to VSSL related to these charges as at March 31, 2021 and March 31, 2020, respectively.

NOTE 4 — PROPERTY AND EQUIPMENT:

As of March 31, 2021 and 2020, property and equipment is comprised of the following:

	2021	2020
	(In thousands)
Computer equipment and software	$217	$217
Furniture and fixtures	163	167
Leasehold improvements	8	8
	388	392
Less accumulated depreciation and amortization	(388)	(388)
	$—	$4

Depreciation of property and equipment amounted to approximately $2,000  for both the twelve months ended March 31, 2021 and 2020. During fiscal 2021, the Company disposed of property and equipment with gross book values totaling approximately $4,000. The Company recognized a total net loss of $2,000 on these disposals in fiscal 2021. During fiscal 2020, the Company disposed of property, plant and equipment with gross book values totaling approximately $26,000. The Company recognized a total net loss of nil on these disposals in fiscal 2020.

NOTE 5 — INCOME TAXES:

The Company’s provision for income tax expense for fiscal 2021 and fiscal 2020 was as follows:

	2021	2020
	(In thousands)
Current:
Federal	$—	$—
Foreign, state and other	15	6
Deferred:
Federal	—	346
Foreign, state and other	—	105
Provision for income tax expense	$15	$457

The Company files a consolidated federal return and certain state and local income tax returns.

The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory federal rate of 21% to earnings before income taxes for fiscal 2021 and fiscal 2020 is analyzed below:

	2021	2020
	(In thousands)
Statutory provision	$(832)	$(805)
Foreign subsidiary	(14)	(51)
State taxes	(184)	(267)
Permanent differences	31	17
Adjustment to prior year taxes	399	27
Valuation allowance	615	1,536
Provision for income tax expense	$15	$457

As of March 31, 2021 and March 31, 2020, the significant components of the Company’s deferred tax assets which were classified as non-current, were as follows:

	2021	2020
	(In thousands)
Deferred tax assets:
Accounts receivable reserves	$32	$38
Inventory reserves	162	164
Accruals	18	20
Property, plant and equipment and intangible assets	67	91
Net operating loss and credit carry forwards	3,237	2,588
Valuation allowance	(3,516)	(2,901)
Total deferred tax assets	$—	$—

The Company has $11.0 million of U.S. federal net operating loss carry forwards (“NOLs”) as of March 31, 2021.

The Company has $14.5 million of state NOLs as of March 31, 2021 as follows:

Loss Year (Fiscal)	Included in DTA	Expiration Year (Fiscal)
2016	$1.4 million	2034
2017	$0.8 million	2036
2018	$2.6 million	2037
2019	$2.7 million	2038
2020	$3.0 million	2039
2021	$4.0 million	2040

The tax benefits related to these state NOLs and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

The income of foreign subsidiaries before taxes was $123,000 for the fiscal year ended March 31, 2021 as compared to a loss before taxes of $425,000 for the fiscal year ended March 31, 2020, respectively.

The Company analyzed the future reasonability of recognizing its deferred tax assets at March 31, 2021. As a result, the Company concluded that a valuation allowance of approximately $3,516,000 would be recorded against the assets.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of March 31, 2021, the Company’s open tax years for examination for U.S. federal tax are 2016-2019, and for U.S. states’ tax are 2011-2019. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

As of March 31, 2021 the Company is asserting under ASC 740-30 that all of the unremitted earnings of its foreign subsidiaries are indefinitely invested. The Company evaluates this assertion each period based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S.

  The Tax Cut and Job Act (“TCJA”) establishes new tax rules designed to tax U.S. companies on global intangible low-taxed income (GILTI) earned by foreign subsidiaries. The Company has evaluated this provision of the TCJA and the application of ASC 740 and its impact is reflected in the financial statements as of March 31, 2021.

NOTE 6 — COMMITMENTS AND CONTINGENCIES:

The Company’s ERP software provider is subscription based with annual commitments as follows (in thousands).

Fiscal Years	Amount
2022	$29
2023	—
2024	—
2025	—
Thereafter	—
Total	$29

Rent expense resulting from leases with non-affiliated companies aggregated $92,000 and $97,000, respectively, for fiscal 2021 and 2020.

Letters of Credit:

The Company utilizes the services of one of its banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2021 and March 31, 2020, the Company had no letters of credit outstanding.

Capital Expenditure and Other Commitments:

As of March 31, 2021 and March 31, 2020, there were no capital expenditures or other commitments other than the normal purchase orders used to secure product.

Employee Benefit Plan:

The Company currently sponsors a defined contribution 401(k) retirement plan which is subject to the provisions of the Employee Retirement Income Security Act. The Company matches a percentage of the participants’ contributions up to a specified amount. These contributions to the plan for fiscal 2021 and 2020 were $21,000 and $23,000, respectively, and were charged against earnings for the periods presented.

NOTE 7 — SHAREHOLDERS’ EQUITY:

Common Shares:

Authorized common shares total 75,000,000 with a par value $0.01 per share, of which 21,042,652 were outstanding as of March 31, 2021 and March 31, 2020. Shares held in treasury at March 31, 2021 and March 31, 2020 were 31,923,145.

        Series A Preferred Stock:

The Company has issued and outstanding 3,677 shares of Series A Preferred Stock, $.01 par value (“Preferred Stock”), with a face value of $3,677,000, which had no determinable market value as of March 31, 2021. The Preferred Stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

NOTE 8 — SHORT TERM INVESTMENTS:

At March 31, 2021 and March 31, 2020, the Company held short-term investments in deposits totaling $25.0 million and $28.1 million, respectively. The Company held  $1.0 million in deposits which were classified as cash equivalents as of March 31, 2021 and no such deposits classified as cash equivalents as of March 31, 2020.

NOTE 9 — NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted loss per share for the years ended March 31, 2021 and March 31, 2020:

	2021	2020

Numerator:
Net loss	$(3,976)	$(4,307)
Denominator:
Denominator for basic and diluted loss per share — weighted average shares	21,043	21,043
Net loss per share:
Basic and diluted loss per share	$(0.19)	$(0.20)

For the years ended March 31, 2021 and March 31, 2020, there were no outstanding instruments which were potentially dilutive.

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

NOTE 12 — RISKS AND UNCERTAINTIES:

Customer Concentration

For fiscal 2021, the Company’s three largest customers accounted for approximately 81% of the Company’s net revenues, with Walmart accounting for 37%, Amazon.com accounting for 33% and Fred Meyer accounting for 11%. For fiscal 2020, the Company’s three largest customers accounted for approximately 80% of the Company’s net revenues with Walmart accounting for 44%, Amazon.com accounting for 25% and Fred Meyer accounting for 11%.

Product Concentration

For fiscal 2021, the Company’s gross product sales were comprised of four product types within two categories — housewares products and audio products — and microwave ovens, which product type is within the housewares category, generated approximately 35% of the Company’s gross product sales. Audio products generated approximately 63% of the Company’s gross product sales during fiscal 2021.

For fiscal 2020, the Company’s gross product sales were comprised of the same four product types within the same two categories — housewares products and audio products — and microwave ovens, which product type is within the housewares category, generated approximately 35% of the Company’s gross product sales. Audio products generated approximately 61% of the Company’s gross product sales during fiscal 2020.

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

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, Amazon.com and Walmart accounted for 69% and 28% as of March 31, 2021, respectively. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Amazon.com and Walmart accounted for 45% and 45% as of March 31, 2020, respectively. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The accounts receivable allowance for doubtful accounts on the Company’s total trade accounts receivable balances was approximately $2,000 at March 31, 2021 and approximately $4,000 at March 31, 2020. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash and restricted cash balances on deposit in the U.S. as of March 31, 2021 and March 31, 2020 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash, cash equivalents and restricted cash balances in excess of these FDIC-insured limits were approximately $5.0 million and approximately $6.0 million at March 31, 2021 and March 31, 2020, respectively.

Supplier Concentration

During fiscal 2021, the Company procured approximately 99% of its products for resale from its two largest factory suppliers, both of which are located in China, and of these, the Company procured approximately 59% of these products from one of them and 40% from the other. During fiscal 2020, the Company procured approximately 87% of its products for resale from its two largest factory suppliers, and of these, the Company procured approximately 50% of these products from one of them and 37% from the other.

No assurance can be given that ample supply of product would be available at current prices and on current credit terms. This is if the Company were required to seek alternative sources of supply, without adequate notice by a supplier or a reasonable opportunity to seek alternate production facilities and component parts. Any resulting significant shortage of product supply would have a material adverse effect on the Company’s business, financial condition and results of operation.

NOTE 13 — GEOGRAPHIC INFORMATION:

Net revenues and long-lived assets of the Company for the fiscal years ended March 31, 2021 and March 31, 2020 are summarized below by geographic area (in thousands). Net revenues are attributed to geographic area based on the location of the customer.

	Year Ended March 31, 2021
	U.S.	Foreign	Consolidated
Net revenues	$7,445	$—	$7,445
Long-lived assets	$178	$132	$310

	Year Ended March 31, 2020
	U.S.	Foreign	Consolidated
Net revenues	$6,293	$—	$6,293
Long-lived assets	$252	$293	$545

 NOTE 14 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of five months to four years. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during fiscal 2021 to indicate that a reassessment or re-measurement of the Company’s existing leases was required. There were also no impairment indicators identified during fiscal 2021 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.

As of March 31, 2021, the Company’s current operating and finance lease liabilities were $152,000 and $1,000, respectively, and its non-current operating and finance lease liabilities were approximately $82,000 and $3,000, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of March 31, 2021 were approximately $213,000 and $3,000, respectively.

The components of lease costs, which were included in operating expenses in the Company’s condensed consolidated statements of operations, were as follows:

	Twelve Months Ended March 31,
	2021	2020
	(in thousands)
Lease cost
Operating lease cost	$255	$254
Finance lease cost	—	—
Amortization of right-of-use assets	—	—
Interest on lease liabilities	—	—
Variable lease costs	—	—
Total lease cost	255	254

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	266	264
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	—	1

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	650
Finance leases	—	5

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of March 31, 2021	As of March 31, 2020
Operating leases	17.4	26.0
Finance leases	38.2	50.2

Weighted average discount rate
Operating leases	7.50%	7.50%
Finance leases	7.50%	7.50%

As of March 31, 2021 the maturities of lease liabilities were as follows:
(in thousands)	Operating Leases	Finance Leases

2022	$162	$1
2023	84	1
2024	—	1
2025	—	1
Thereafter	—	—
Total lease payments	$246	$4
Less: Imputed interest	(12)	—
Total	$234	$4

NOTE 15 — PAYCHECK PROTECTION PROGRAM AND EMPLOYMENT SUPPORT SCHEME:

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

The Company used all of the PPP loan proceeds for qualifying expenses in accordance with the terms of the CARES Act and intends to apply for forgiveness of the loan to the extent applicable, although there can be no assurance that such forgiveness will occur. Any unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. As of March 31, 2021, the Company’s PPP loan has accrued approximately $1,850 in unpaid interest.

The Hong Kong government implemented a similar program called the Employment Support Scheme (“ESS”). It provided grants to companies who retained their employees during the COVID-19 outbreak. The Company’s Hong Kong subsidiary applied for and was granted approximately $83,000 during fiscal 2021. The ESS subsidy is presented as other income in the consolidated statements of operations.

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm. This is pursuant to the rules of the Securities and Exchange Commission for smaller reporting companies, that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2021 there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2021.

Item 11.	EXECUTIVE COMPENSATION

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2021.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2021.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2021.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2021.

PART IV

Item 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements. The following financial statements of Emerson Radio Corp. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended March 31, 2021 and 2020

Consolidated Balance Sheets as of March 31, 2021 and 2020

Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended March 31, 2021 and 2020

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

3.2.2	Amendment effective as of November 10, 2009 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.1 of Emerson’s Current Report on Form 8-K filed on November 16, 2009).

3.2.3	Amendment effective as of August 31, 2011 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.2 of Emerson’s Current Report on Form 8-K filed on September 7, 2011).

3.2.4	Amendment effective as of June 22, 2020 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.1 of Emerson’s Current Report on Form 8-K filed on June 24, 2020).

4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 of Emerson’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed on June 26, 2020).

10.1

Employment Agreement dated as of March 31, 2011 between the Company and Mr. Hon Tak Kwong (incorporated by reference to Exhibit 10.31 to Emerson’s Form 10-Q for the quarter ended September 30, 2011). †

10.1.1

Employment Agreement dated as of April 1, 2019, between Emerson Radio (Hong Kong) Limited and Mr. Hon Tak Kwong (incorporated by reference to Exhibit 10.30.1 to Emerson’s Amendment No. 1 to Annual Report on Form 10-K for the year ended March 31, 2020). †

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

21.1	Principal Subsidiaries of the Company as of March 31, 2021.*

23.1	Consent of Independent Registered Public Accounting Firm — MSPC, Certified Public Accountants and Advisors, Professional Corporation.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
Item 16.	FORM 10-K SUMMARY

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

Dated: June 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher W. Ho	Chairman of the Board and Director	June 25, 2021
Christopher W. Ho

/s/ Duncan Hon	Chief Executive Officer and Director	June 25, 2021
Duncan Hon

/s/ Michael Binney	Chief Financial Officer and Director	June 25, 2021
Michael Binney

/s/ Kareem E. Sethi	Director	June 25, 2021
Kareem E. Sethi

/s/ Kin Yuen	Director	June 25, 2021
Kin Yuen