Form 10-K/A
period 2021-03-31
EMERSON RADIO CORP
filed 2021-07-29
CIK 32621

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

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K (the “Annual Report”) of the Company for the fiscal year ended March 31, 2021 (“Fiscal 2021”), filed with the Securities and Exchange Commission (the “SEC”) on June 25, 2021, is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended March 31, 2021, and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Exchange Act, the Company is amending Item 15 of Part IV of the Annual Report to update the exhibit list and to include certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on June 25, 2021 or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

3

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information regarding the current members of the Board of Directors (the “Board of Directors” or the “Board”) of Emerson Radio Corp. (“Emerson,” “us” or the “Company”) as of June 25, 2021, except as noted below.

Name	Age	Director Since	Principal Occupation or Employment

Christopher Ho*	70	2016	Christopher Ho, a director of the Company and the Chairman of the Board since June 2016, brings his extensive knowledge of the Company and experience in consumer electronics, international trade and corporate finance to the Board of Directors. Mr. Ho had also previously served as the Company’s Chairman of the Board from July 2006 through November 2013. He currently serves as a director and Chief Executive Officer of Lafe Corporation Limited, a company listed on the Singapore Stock Exchange before its privatization in August 2020. Since May 2018, Mr. Ho has served as a director of S&T International Distribution Ltd. and Grande N.A.K.S. Ltd., which are wholly owned subsidiaries of Nimble Holdings Company Limited. Mr. Ho previously was a director of The Grande Holdings Limited (now known as Nimble Holdings Company Limited), a Hong Kong-based group of companies engaged principally in property development in the People’s Republic of China and the distribution of consumer electronics products, from October 1991 to February 2016. Mr. Ho graduated from the University of Toronto in 1974. He is a Chartered Professional Accountant, Chartered Accountant and Chartered Management Accountant of Canada. He is also a Certified Public Accountant in Hong Kong and a member of the Hong Kong Institute of Certified Public Accountants. He was a partner in an international accounting firm before joining The Grande Holdings Limited and has extensive experience in distribution, licensing, manufacturing, international trade and corporate finance.

			Based on Mr. Ho’s experience in consumer electronics, international trade and corporate finance, the Board of Directors believes that he is well qualified to serve as a director of the Company.

Duncan Hon†	60	2009	Duncan Hon served as a director of the Company from February 2009 through June 2021 and as the Company’s Chief Executive Officer and President from August 2011 through June 2021. Prior to that, Mr. Hon was the Company’s Deputy Chief Executive Officer from November 2009 to August 2011. From June 2016 to July 2017, Mr. Hon also served as the Company’s Secretary. From May 2016 through June 2021, Mr. Hon served as a director of S&T International Distribution Ltd. and, from May 2016 through September 2018, Grande N.A.K.S. Ltd., which are wholly owned subsidiaries of Nimble Holdings Company Limited. From May 2016 to December 2017, Mr. Hon served as the Chief Executive Officer and an executive director of The Grande Holdings Limited (now known as Nimble Holdings Company Limited). Mr. Hon also served as a director of The Grande Holdings Limited from January 2011 until March 2013. He is a member of the Hong Kong Institute of Certified Public Accountants and the Association of Chartered Certified Accountants.

*	Effective as of July 1, 2021, Christopher Ho was appointed to serve as the Company’s Chief Executive Officer and President.
†

Effective as of June 30, 2021, Duncan Hon retired and resigned as a director of the Company and from his positions as Chief Executive Officer and President of the Company. Mr. Hon’s resignation was not caused by any disagreement with the Company.

4

Michael Binney	62	2016	Michael Binney, the Chief Financial Officer of the Company since March 2017 and the Company’s Secretary since July 2017, has also served as a director of the Company since June 2016, bringing extensive public company accounting experience in addition to his knowledge of the Company to the Board of Directors. Since August 2016, Mr. Binney has served as a director of S&T International Distribution Ltd. and Grande N.A.K.S. Ltd., which are wholly owned subsidiaries of Nimble Holdings Company Limited. From November 2016 to December 2017, Mr. Binney served as an Executive Director and Group Chief Financial Officer of The Grande Holdings Limited (now known as Nimble Holdings Company Limited). He is a fellow member of the Institute of Chartered Accountants in England and Wales, a fellow member of the Association of Chartered Certified Accountants and a fellow member of the Hong Kong Institute of Certified Public Accountants. From June 2016 through November 2016, Mr. Binney served as Deputy Chief Executive Officer (Finance Accounting & Company Secretarial) of The Grande Holdings Limited. From 2010 to March 2016, Mr. Binney served as an Executive Director and Chief Financial Officer of the Vinarco International Group of Companies, an upstream supplier to the oil and gas industry in the Asia-Pacific region. Mr. Binney previously served as a non-executive director of The Grande Holdings Limited from 2009 to 2010, and as an Executive Director of The Grande Holdings Limited from 2001 to 2009. He also was a member of the Board of Directors of Lafe Corporation Limited, a company listed on the Singapore Exchange, as a non-executive director from 2009 to 2010 and as Executive Director from 2001 until 2009. Mr. Binney was a member of the Board of Directors of the Company from 2005 to 2008. Previous to the above appointments, Mr. Binney worked for over 10 years at major international accounting firms including KPMG and PricewaterhouseCoopers.

			Based on Mr. Binney’s experience in management, accounting and public company reporting, the Board believes that he is well qualified to serve as a director of the Company.

Kareem E. Sethi (1)	44	2007	Kareem E. Sethi has been a director since December 2007. Mr. Sethi has served as Managing Director of Streetwise Capital Partners, Inc. since 2003. From 1999 until 2003, Mr. Sethi was Manager, Business Recovery Services for PricewaterhouseCoopers LLP.

			Based on Mr. Sethi’s experience in accounting, corporate finance and portfolio management, the Board believes that he is well qualified to serve as a director of the Company.

Kin Yuen (1)	66	2016

Kin Yuen, a director of the Company since June 2016, brings extensive experience in corporate finance, financial planning, public company reporting and management to the Board of Directors. Since 2004, Mr. Yuen has served as an independent non-executive director of Huayi Tencent Entertainment Co. Ltd., a company listed on the Stock Exchange of Hong Kong Limited and engaged in entertainment and media businesses. In September 2017, Mr. Yuen was appointed an executive director of Culturecom Holdings Limited, a company listed on the Hong Kong Stock Exchange and engaged in publishing businesses. From April 2016 to December 2020, Mr. Yuen served as an independent non-executive director of Lafe Corporation Limited, a company listed on the Singapore Exchange engaged in real property development. From 2009 to 2014, Mr. Yuen was the Chief Financial Officer and an Executive Director of Varitronix International Ltd., a Hong Kong-listed company and manufacturer of LCD and related products. Mr. Yuen holds a Master of Business Administration degree from the University of Toronto, Canada. He is a Chartered Professional Accountant in Canada and he is a fellow member of the Hong Kong Institute of Certified Public Accountants, and of the Association of Chartered Certified Accountants.

Based on Mr. Yuen’s experience in corporate finance, financial planning, public company reporting and management, the Board of Directors believes that he is well qualified to serve as a director of the Company.

(1)	Member of the Audit Committee

Board of Directors and Committees

The Company’s Board of Directors presently consists of four directors. The Board of Directors has determined that two of the directors, Messrs. Sethi and Yuen, meet the definition of independence as established by the NYSE American listing standards and applicable SEC rules.

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

The Audit Committee is empowered by the Board, among other things, to: (i) serve as an independent and objective party to monitor the Company’s financial reporting process, internal control system and disclosure control system; (ii) review and appraise the audit efforts of the Company’s independent accountants; (iii) assume direct responsibility for the appointment, compensation, retention and oversight of the work of the independent accountants and for the resolution of disputes between the independent accountants and the Company’s management regarding financial reporting issues; and (iv) provide the opportunity for direct communication among the independent accountants, financial and senior management and the Board. During Fiscal 2021, the Audit Committee performed its duties under a written charter approved by the Board. A copy of the Company’s Audit Committee Charter is posted on the Company’s website: www.emersonradio.com on the Investor Relations page.

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

Executive Officers

The following table sets forth certain information regarding the executive officers of Emerson as of June 25, 2021, except as noted below:

Name	Age	Position	Year Became Officer
Christopher Ho	70	Chief Executive Officer and President	2021
Duncan Hon	60	Chief Executive Officer and President	2009
Michael Binney	62	Executive Vice President and Chief Financial Officer	2017

Christopher Ho was appointed to serve as the Company’s Chief Executive Officer and President, effective July 1, 2021.

Duncan Hon served as the Company’s Chief Executive Officer and President from August 2011 through June 2021. Mr. Hon served as the Company’s Deputy Chief Executive Officer from November 2009 to August 2011. He also served as a Secretary of the Company from June 2016 to July 2017. Mr. Hon retired and resigned from his positions as Chief Executive Officer and President of the Company effective June 30, 2021. See Mr. Hon’s biographical information above.

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

ITEM 11 — EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth information concerning compensation for services rendered in all capacities to the Company and its subsidiaries for Fiscal 2021 and for the fiscal year ended March 31, 2020 (“Fiscal 2020”) which was awarded to, earned by or paid to the Company’s named executive officers at any time during Fiscal 2021.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	All Other Compensation ($)	Total ($)
Duncan Hon Chief Executive Officer	2021	$561,600	$—	$2,307	$563,907
	2020	$561,600	$—	$2,307	$563,907
Michael Binney Chief Financial Officer	2021	$156,000	$—	$2,307	$158,307
	2020	$156,000	$60,000	$2,307	$218,307

(1)	Represents bonus paid during the fiscal year.

Employment Agreements

During Fiscal 2021, the Company had employment agreements with certain of its named executive officers, each of which is described below.

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

Outstanding Equity Awards at Fiscal Year End

None of the Company’s named executive officers held any outstanding equity awards at March 31, 2021.

Compensation of Directors

During Fiscal 2021, the Company’s directors who were not employees (“Outside Directors”) were compensated for serving on the Board and on its various committees during the period. The Company does not compensate directors who are employees of the Company for their services as directors.

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

The following table provides certain information with respect to the compensation earned or paid to the Company’s Outside Directors during Fiscal 2021.

Director Compensation for Fiscal 2021

Name	Fees Earned or Paid in Cash ($)	Total ($)
Christopher Ho	$70,000	$70,000
Kareem E. Sethi	$65,000	$65,000
Kin Yuen	$125,000	$125,000

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 25, 2021, the beneficial ownership of (i) each current director; (ii) each of the Company’s named executive officers; (iii) the Company’s current directors and executive officers as a group; and (iv) each stockholder known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock. Common stock beneficially owned and percentage ownership as of June 25, 2021, was based on 21,042,652 shares outstanding. Except as otherwise indicated and based upon the Company’s review of information as filed with the SEC, the Company believes that the beneficial owners of the securities listed have sole or shared investment and voting power with respect to such shares, subject to community property laws where applicable. Except as otherwise noted, the address of each of the following beneficial owners is c/o Emerson Radio Corp., 35 Waterview Blvd., Suite 140, Parsippany, New Jersey 07054.

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

Equity Compensation Plan Information

The Company did not have any equity compensation plans in existence as of March 31, 2021.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Controlling Shareholder

S&T, which is a wholly owned subsidiary of N.A.K.S., which is a wholly owned subsidiary of Nimble, collectively have the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of June 25, 2021. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the Company Guide. From time to time, the Company engages in business transactions with its controlling shareholder, Nimble, or one or more of Nimble’s direct and indirect subsidiaries. See Note 3 “Related Party Transactions” of the Notes to the Consolidated Financial Statements contained in the Annual Report.

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

Director Independence

The Company’s Board presently consists of four directors — Messrs. Ho, Binney, Sethi and Yuen. The Board has determined that two of the four current directors, Messrs. Sethi and Yuen, meet the definition of independence as established by the NYSE American listing standards and applicable SEC rules.

The Company’s Audit Committee currently consists of Messrs. Sethi (Chairman) and Yuen.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all permitted non-audit work performed by the Company’s independent registered public accountants, MSPC Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”), is approved in advance by the Audit Committee, including the proposed fees for such work, in order to ensure that the provision of such services does not impair the public accountants’ independence. The Audit Committee is informed of each service actually rendered. All fees described below were approved by the Audit Committee in compliance with such pre-approval policies and procedures for the fiscal years ended March 31, 2021 and 2020, respectively.

•

Audit Fees. Audit fees billed to the Company by MSPC for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K, and reviews by MSPC of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, for the fiscal years ended March 31, 2021 and 2020 totaled approximately $91,000 and $93,000, respectively.

•	Audit-Related Fees. The Company was not billed for any audit-related fees by MSPC for the fiscal years ended March 31, 2021 or 2019, respectively.

•	Tax Fees. The Company was not billed by MSPC for tax services for the fiscal years ended March 31, 2021 or 2019, respectively.

•	All Other Fees. The Company was not billed by MSPC for the fiscal years ended March 31, 2021 and 2019, respectively, for any permitted non-audit services.

PART IV

ITEM 15 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits. The following exhibits are filed with this Amendment No. 1 on Form 10-K/A to the Annual Report or are incorporated by reference, as indicated.

Exhibit Number

3.1	Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994) (filed in paper format).

3.1.1	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit (3) (b) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994) (filed in paper format).

3.1.2	Amendment dated February 14, 1996 to the Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.2	By-Laws of Emerson (incorporated by reference to Exhibit 3.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

3.2.1	Amendment dated November 28, 1995 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.2.2	Amendment effective as of November 10, 2009 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.1 of Emerson’s Current Report on Form 8-K filed on November 16, 2009).

3.2.3	Amendment effective as of August 31, 2011 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.2 of Emerson’s Current Report on Form 8-K filed on September 7, 2011).

3.2.4	Amendment effective as of June 22, 2020 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.1 of Emerson’s Current Report on Form 8-K filed on June 24, 2020).

4.1	Description of Common Stock.*

Exhibit Number

10.1	Employment Agreement dated as of March 31, 2011 between the Company and Mr. Hon Tak Kwong (incorporated by reference to Exhibit 10.31 to Emerson’s Form 10-Q for the quarter ended September 30, 2011).†

10.1.1	Employment Agreement dated as of April 1, 2019, between Emerson Radio (Hong Kong) Limited and Mr. Hon Tak Kwong (incorporated by reference to Exhibit 10.30.1 to Emerson’s Amendment No. 1 to Annual Report on Form 10-K for the year ended March 31, 2019).†

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Emerson’s Form 10-Q for the quarter ended December 31, 2014).†

10.3	Employment Agreement dated March 9, 2017 between Emerson Radio (Hong Kong) Limited and Michael Binney (incorporated by reference to Exhibit 10.35 to Emerson’s Amendment No. 1 to Annual Report on Form 10-K for the year ended March 31, 2017).†

10.3.1	Retention Letter Agreement dated October 7, 2019, between the Company and Michael Binney (incorporated by reference to Exhibit 10.35.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).†

10.4	Employment Agreement dated as of July 19, 2021 between Emerson Radio (Hong Kong) Limited and Mr. Christopher Ho (incorporated by reference to Exhibit 10.1 to Emerson’s Form 8-K, dated July 20, 2021).†

21.1	Principal Subsidiaries of the Company as of March 31, 2021.*

23.1	Consent of Independent Registered Public Accounting Firm—MSPC, Certified Public Accountants and Advisors, Professional Corporation.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 25, 2021.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 25, 2021.*

31.3	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 29, 2021.**

31.4	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 29, 2021.**

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 25, 2021.***

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed with Emerson’s Annual Report on Form 10-K for the year ended March 31, 2021, filed with the Securities and Exchange Commission on June 25, 2021.
**	Filed herewith.
***	Furnished with Emerson’s Annual Report on Form 10-K for the year ended March 31, 2021, filed with the Securities and Exchange Commission on June 25, 2021.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to the Registrant’s Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERSON RADIO CORP.

By:	/s/ Christopher Ho
Christopher Ho
Chief Executive Officer
Principal Executive Officer

Dated: July 29, 2021