Form 10-Q
period 2021-06-30
EMERSON RADIO CORP
filed 2021-08-16
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of common stock as of August 13, 2021: 21,042,652.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2021	2020

Net revenues:
Net product sales	$1,987	$1,234
Licensing revenue	65	60
Net revenues	2,052	1,294
Costs and expenses:
Cost of sales	1,609	1,018
Selling, general and administrative expenses	1,364	1,477
	2,973	2,495
Operating loss	(921)	(1,201)
Other income:
Interest income, net	17	82
Loss before income taxes	(904)	(1,119)
Provision for income tax expense	11	6
Net loss	(915)	(1,125)
Basic loss per share	$(0.04)	$(0.05)
Diluted loss per share	$(0.04)	$(0.05)
Weighted average shares outstanding
Basic	21,043	21,043
Diluted	21,043	21,043

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	June 30, 2021	March 31, 2021

ASSETS
Current Assets:
Cash and cash equivalents	$4,418	$5,245
Short term investments	24,061	25,045
Accounts receivable, net	1,089	691
Inventory	1,977	1,961
Prepaid purchases	741	361
Prepaid expenses and other current assets	281	289
Total Current Assets	32,567	33,592
Non-Current Assets:
Right-of-use asset-operating leases	153	213
Right-of-use asset-finance leases	3	3
Other assets	94	94
Total Non-Current Assets	250	310
Total Assets	$32,817	$33,902
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	747	788
Paycheck Protection Program loan	204	204
Due to affiliate	2	1
Short-term operating lease liability	113	152
Short-term finance lease liability	1	1
Income tax payable, current portion	195	195
Deferred revenue	130	195
Total Current Liabilities	1,392	1,536
Non-Current Liabilities:
Long-term operating lease liability	57	82
Long-term finance lease liability	2	3
Income tax payable	1,836	1,836
Total Non-Current Liabilities	1,895	1,921
Total Liabilities	$3,287	$3,457
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at June 30, 2021 and March 31, 2021, respectively; 21,042,652 shares outstanding at June 30, 2021 and March 31, 2021, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(20,900)	(19,985)
Treasury stock, at cost (31,923,145 shares at June 30, 2021 and March 31, 2021, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	29,530	30,445
Total Liabilities and Shareholders’ Equity	$32,817	$33,902

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2021	2020
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(915)	$(1,125)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Amortization of right-of-use assets	60	56
Depreciation and amortization	—	1
Asset allowances and reserves	12	(23)
Changes in assets and liabilities:
Accounts receivable	(410)	(1)
Inventory	(16)	(209)
Prepaid purchases	(380)	(90)
Prepaid expenses and other current assets	8	36
Accounts payable and other current liabilities	(41)	184
Short term lease liabilities	(39)	5
Long term lease liabilities	(26)	(64)
Due to affiliate	1	—
Deferred revenue	(65)	(60)
Net cash (used) by operating activities	(1,811)	(1,290)
Cash Flows From Investing Activities:
Net proceeds (purchases) of short-term investments	984	903
Net cash provided by investing activities	984	903
Cash Flows from Financing Activities:
Proceeds from Paycheck Protection Program loan	—	204
Net cash provided by financing activities	—	204
Net (decrease) in cash and cash equivalents	(827)	(183)
Cash and cash equivalents at beginning of the year	5,245	6,276
Cash and cash equivalents at end of the year	$4,418	$6,093
Supplemental disclosures:
Cash paid for:
Interest	$1	$—
Income taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2021	$3,310	52,965,797	$529	$79,792	$(19,985)	$(33,201)	$30,445
Net loss	—	—	—	—	(915)	—	(915)
Balance — June 30, 2021	$3,310	52,965,797	$529	$79,792	$(20,900)	$(33,201)	$29,530

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2020	$3,310	52,965,797	$529	$79,792	$(16,009)	$(33,201)	$34,421
Net loss	—	—	—	—	(1,125)	—	(1,125)
Balance — June 30, 2020	$3,310	52,965,797	$529	$79,792	$(17,134)	$(33,201)	$33,296
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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2021 and the results of operations for the three month period ended June 30, 2021 and June 30, 2020. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2021 (“fiscal 2021”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2021.

The results of operations for the three month period ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2022 (“fiscal 2022”).

Whenever necessary, reclassifications are made to conform the prior year’s consolidated financial statements to the current year’s presentation.

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” (Issued December 2019)

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. This standard is required to take effect in the Company’s first quarter (June 2021) of the Company’s fiscal year ending March 31, 2022. The adoption of ASU 2019-12 had no material impact on the Company’s consolidated financial statements and related disclosures.

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

Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses” (Issued June 2016)

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses” to introduce new guidance for the accounting for credit losses on instruments within its scope. ASU 2016-13 requires among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years and interim period beginning after December 15, 2022. Early adoption is permitted. The Company does not expect these amendments to have a material impact on its financial statements.

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

	Three Months Ended June 30,
	2021	2020

Numerator:
Net loss	$(915)	$(1,125)
Denominator:
Denominator for basic and diluted loss per share — weighted average shares	21,043	21,043
Net loss per share:
Basic and diluted loss per share	$(0.04)	$(0.05)

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at June 30, 2021 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At June 30, 2021, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of June 30, 2021 and March 31, 2021, inventories consisted of the following (in thousands):

	June 30, 2021	March 31, 2021
Finished goods	$1,977	$1,961

NOTE 5 — INCOME TAXES

At June 30, 2021, the Company had $12.2 million of U.S. federal net operating loss (“NOL”) carry forwards. These losses do not expire but are limited to utilization of 80% of taxable income in any one year. At June 30, 2021, the Company had approximately $15.3 million of U.S. state NOL carry forwards. The tax benefits related to these state NOL carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized. The income of foreign subsidiaries before taxes was $18,000 for the three months ended June 30, 2021 as compared to income before taxes of $22,000 for the three months ended June 30, 2020.

The Company analyzed the future reasonability of recognizing its deferred tax assets at June 30, 2021. As a result, the Company concluded that a 100% valuation allowance of approximately $3,800,000 would be recorded against the assets.

During the three months ended June 30, 2021 and June 30, 2020, the Company recorded income tax expense of approximately $11,000 and $6,300, respectively, primarily resulting from state income taxes.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of June 30, 2021, the Company’s open tax years for examination for U.S. federal tax are 2016-2021, and for U.S. states’ tax are 2015-2021. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

As of June 30, 2021 the Company is asserting under ASC 740-30 that all of the unremitted earnings of its foreign subsidiaries are indefinitely invested. The Company evaluates this assertion each period based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S.

At both June 30, 2021 and March 31, 2021, the Company had a federal tax liability of approximately $2,031,000 related to the repatriation of the Company’s undistributed earnings of its foreign subsidiaries as required by the Tax Cuts and Jobs Act of 2017. The Company’s short term portion was approximately $195,000 and the long term portion was approximately $1,836,000. The liability is payable over 8 years. The first five installments are each 8% of the liability, the sixth is 15%, the seventh is 20% and the final installment is 25%. As of June 30, 2021, the Company has made three of the eight installments.

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

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the SEC on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of June 30, 2021. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

Related Party Transactions

      Charges of rental and utility fees on office space in Hong Kong

During the three months ended June 30, 2021, the Company was billed approximately $43,000 for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board. As of June 30, 2021 the Company owed approximately $800 to VACL related to these charges.

During the three months ended June 30, 2021, the Company was billed approximately $1,000 for purchases of personal protection equipment from Vigers Strategic Services Ltd (“VSSL”), which is a company related to the Company’s Chairman of the Board. Vigers Strategic Services Ltd was formerly known as Lafe Strategic Services Ltd. As of June 30, 2021 the Company owed $1,000 to VSSL related to these charges.

NOTE 7 — SHORT TERM INVESTMENTS

At June 30, 2021 and March 31, 2021, the Company held short term investments in deposits totaling $24.1 and $25.0 million, respectively. The Company held $1.0 million in deposits which were classified as cash equivalents as of both June 30, 2021 and March 31, 2021.

NOTE 8 — CONCENTRATION RISK

Customer Concentration

For the three months ended June 30, 2021, the Company’s three largest customers accounted for approximately 82% of the Company’s net revenues, of which Walmart accounted for 44%, Fred Meyer accounted for 24% and Amazon accounted for 14%.

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

Product Concentration

For the three months ended June 30, 2021, the Company’s gross product sales were comprised of two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 39% of the Company’s gross product sales. Audio products generated approximately 60% of the Company’s gross product sales.

For the three months ended June 30, 2020, the Company’s gross product sales were comprised of the same two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 38% of the Company’s gross product sales. Audio products generated approximately 58% of the Company’s gross product sales.

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top two customers accounted for 73% and 11% as of June 30, 2021, respectively. As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top two customers accounted for 69% and 28% as of March 31, 2021, respectively. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash and restricted cash balances on deposit in the U.S. as of June 30, 2021 and March 31, 2021 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash, cash equivalents and restricted cash balances in excess of these FDIC-insured limits were approximately $4.2 million and approximately $5.0 million at June 30, 2021 and March 31, 2021, respectively.

Supplier Concentration

During the three months ended June 30, 2021, the Company procured 100% of its products for resale from its two largest factory suppliers, of which 83% was supplied by its largest supplier. During the three months ended June 30, 2020, the Company procured 100% of its products for resale from its two largest factory suppliers, of which 63% was supplied by its largest supplier.

NOTE 9 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of two months to three years. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during the quarter ended June 30, 2021 to indicate that a reassessment or re-measurement of the Company’s existing leases was required. There were also no impairment indicators identified during the quarter ended June 30, 2021 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.

As of June 30, 2021, the Company’s current operating and finance lease liabilities were $113,000 and $1,000, respectively and its non-current operating and finance lease liabilities were $57,000 and $2,000, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of June 30, 2021 was $153,000 and $3,000, respectively.

The components of lease costs, which were included in operating expenses in the Company’s condensed consolidated statements of operations, were as follows:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Lease cost
Operating lease cost	$64	$64
Finance lease cost	—	—
Amortization of right-of-use assets	—	—
Interest on lease liabilities	—	—
Variable lease costs	—	—
Total lease cost	64	64

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	67	67
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	—	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	650
Finance leases	—	5

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of June 30, 2021	As of June 30, 2020
Operating leases	16.9	23.5
Finance leases	35.2	47.2

Weighted average discount rate
Operating leases	7.50%	7.50%
Finance leases	7.50%	7.50%

As of June 30, 2021 the maturities of lease liabilities were as follows:
(in thousands)	Operating Leases	Finance Leases

2022	$95	$1
2023	84	1
2024	—	1
2025	—	1
Thereafter	—	—
Total lease payments	$179	$4
Less: Imputed interest	(9)	(1)
Total	$170	$3

NOTE 10 — SUBSEQUENT EVENT-PAYCHECK PROTECTION PROGRAM

On July 5, 2021, the Company’s Paycheck Protection Program (”PPP”) loan of approximately $204,000 plus accrued interest of $2,400 was forgiven by the Small Business Administration (“SBA”). The Company will record the impact of its PPP loan forgiveness as other income during the quarter ended September 30, 2021.

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

•	the Company’s ability to generate sufficient revenue to achieve and maintain profitability;
•	the Company’s ability to obtain new customers and retain key existing customers, including the Company’s ability to maintain purchase volumes of the Company’s products by its key customers;
•	the Company’s ability to obtain new licensees and distribution relationships and maintain relationships with its existing licensees and distributors;
•	the Company’s ability to resist price increases from its suppliers or pass through such increases to its customers;
•	changes in consumer spending for retail products, such as the Company’s products, and in consumer practices, including sales over the Internet;
•	the Company’s ability to maintain effective internal controls or compliance by its personnel with such internal controls;
•	the Company’s ability to successfully manage its operating cash flows to fund its operations;
•	the Company’s ability to anticipate market trends, enhance existing products or achieve market acceptance of new products;
•	the Company’s ability to accurately forecast consumer demand and adequately manage inventory;
•	the Company’s dependence on a limited number of suppliers for its components and raw materials;
•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;
•	increases in shipping costs for the Company’s products or other service issues with the Company’s third-party shippers;
•	the Company’s dependence on a third party logistics provider for the storage and distribution of its products in the United States;
•	the ability of third party sales representatives to adequately promote, market and sell the Company’s products;
•	the Company’s ability to maintain, protect and enhance its intellectual property;
•	the effects of competition;
•	the Company’s ability to distribute its products in a timely fashion, including as a result of labor disputes and public health threats and social unrest;
•	evolving cybersecurity threats to the Company’s information technology systems or those of its customers or suppliers;

•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;
•	changes in accounting policies, rules and practices;
•	changes in tax rules and regulations or interpretations;
•	changes in U.S. and foreign trade regulations and tariffs, including potential increases of tariffs on goods imported into the U.S., and uncertainty regarding the same;
•	limited access to financing or increased cost of financing;
•	the effects of currency fluctuations between the U.S. dollar and Chinese renminbi relative to the dollar and increases in costs of production in China; and
•	the other factors listed under “Risk Factors” in the Company’s Form 10-K, as amended, for the fiscal year ended March 31, 2021 and other filings with the SEC.

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

Results of Operations

The following table summarizes certain financial information for the three month period ended June 30, 2021 (fiscal 2022) and June 30, 2020 (fiscal 2021) (in thousands):

	Three Months Ended June 30,
	2021	2020
Net product sales	$1,987	$1,234
Licensing revenue	65	60
Net revenues	2,052	1,294
Cost of sales	1,609	1,018
Selling, general and administrative expenses	1,364	1,477
Operating loss	(921)	(1,201)
Interest income, net	17	82
Loss before income taxes	(904)	(1,119)
Provision for income taxes	11	6
Net loss	$(915)	$(1,125)

Net product sales — Net product sales for the first quarter of fiscal 2022 were $2.0 million as compared to $1.2 million for the first quarter of fiscal 2021, an increase of $0.8 million, or 61.0%. The improvement in net product sales during the first quarter of fiscal 2022 came from increased consumer demand for certain of the Company’s products, in particular clock radios and microwave ovens as consumers spent more time at home and shopped online, and the Company’s ability to continue to sell products under difficult economic conditions. The Company’s sales during the first quarter of fiscal 2022 were highly concentrated among the Company’s three largest customers – Wal-Mart, Amazon and Fred Meyer – where net product sales comprised approximately 84% of the Company’s total net product sales. The Company’s sales during the first quarter of fiscal 2021 were highly concentrated among the Company’s three largest customers – Wal-Mart, Amazon and Kroger – where net product sales comprised approximately 80% of the Company’s total net product sales.

Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately nil and $4,000 for the first quarters of fiscal 2022 and fiscal 2021, respectively. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall increase in net product sales were as follows:

i)

Houseware products: Net sales increased $0.3 million, or 54.5%, to $0.8 million in the first quarter of fiscal 2022 as compared to $0.5 million in the first quarter of fiscal 2021, driven by an increase in year-over-year sales of microwave ovens.

ii)

Audio products: Net sales increased $0.5 million, or 65.6%, to $1.2 million in the first quarter of fiscal 2022 as compared to $0.7 million in the first quarter of fiscal 2021, resulting from increased net sales of clock radios.

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

Emerson’s success is dependent on its ability to anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and sourcing new products that are profitable to the Company. Geo-political factors may also affect the Company’s operations and demand for the Company’s products, which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The Company expects that current and proposed U.S. tariffs on categories of products that the Company imports from China, and China’s retaliatory tariffs on certain goods imported from the United States, as well as modifications to international trade policy, will continue to affect its product costs going forward. If no mitigation steps are taken, or the mitigation is unsuccessful, the combination of tariffs will result in significantly increased annualized costs to the Company as all of the Company’s products are currently manufactured by suppliers in China. Although the Company is monitoring the trade and political environment and working to mitigate the possible effect of tariffs with its suppliers as well as its customers through pricing and sourcing strategies, the Company cannot be certain how its customers and competitors will react to the actions taken. In addition, heightened tensions between the United States and China over Hong Kong and any resulting retaliatory policies may affect our operations in Hong Kong. At this time the Company is unable to quantify possible effects on its costs arising from the new tariffs, which are expected to increase the Company’s inventory costs and associated costs of sales as tariffs are incurred, and some costs may be passed through to the Company’s customers as product price increases in the future. However, if the Company is unable to successfully pass through the additional costs or otherwise mitigate the effects of these tariffs, or if the higher prices reduce demand for the Company’s products, it will have a negative effect on the Company’s product sales and gross margins.

Starting in the fourth quarter of fiscal 2020, the global COVID-19 pandemic has presented significant challenges and impacted the Company’s business and operating results, and the operations and production capabilities of the Company’s suppliers in China and the distribution capabilities of the Company’s third party logistics provider, including as a result of quarantine or closure. The pandemic has directly and indirectly disrupted certain sales and supply chain activities and affected the Company’s ability to address those challenges. Although the Company has since experienced increased demand in certain of its product categories and favorable impacts on its online channels as a result of the COVID-19 pandemic, the Company expects that the pandemic will continue to impact its business and operations over the coming quarters, including with respect to the magnitude and timing of orders by retailers, resellers, distributors and consumers. Additionally, surges in demand and shifts in shopping patterns related to the COVID-19 pandemic have strained the global freight network and availability of shipping containers, which has been further exacerbated by COVID-19 outbreaks and protocols at many port locations, resulting in carrier-imposed capacity restrictions, carrier delays and longer lead times, including shipment receiving and unloading backlogs at many U.S. ports. As a result, the Company’s shipping costs have recently increased by several multiples compared to fiscal 2021 averages. Global component shortages, in particular semiconductor chips, arising from these changes in consumer demand and reduced manufacturing capacity related to the COVID-19 pandemic have also caused and are likely to continue to result in significant price fluctuations and long lead times in the supply of these components. Although the Company is seeking alternate suppliers for these components, developing alternate sources of supply will be time consuming, difficult and costly, and may require the re-tooling of products to accommodate components from different suppliers. In addition to increasing cost trends, the Company’s suppliers are not equipped to hold meaningful amounts of inventory and if shipping container capacity remains limited or unavailable, they could pause manufacturing, which could ultimately impact the Company’s ability to fulfill customer orders on a timely basis. These impacts on the Company’s supply chain have and may continue to impact the Company’s ability to meet product demand, which could result in additional costs, customer dissatisfaction in the event of inventory shortages or may otherwise adversely impact the Company’s business and results of operations.

In light of the adverse effects of the COVID-19 pandemic on macroeconomic conditions domestically and internationally, along with the uncertainty associated with a potential recovery, the Company has implemented certain cost-reduction actions intended to reduce expenditures in light of the effects of the COVID-19 pandemic to the business. However, the environment remains highly uncertain and demand for the Company’s products remains difficult to assess due to many factors including the pace of economic recovery around the world, the status of various government stimulus programs, competitive intensity and retailer actions to continue carefully managing inventory. As a result, the Company is unable at this time to predict the full impact of the COVID-19 pandemic on its operations and financial results, and, depending on the magnitude and duration of the pandemic, including the further spread and severity of COVID-19 cases in areas in which the Company operates and the availability and distribution of effective vaccines, such impact may be material. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends

For more information on risks associated with the Company’s operations, including tariffs, please see the risk factors within Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2021.

Licensing revenue — Licensing revenue in the first quarter of fiscal 2022 was $65,000 as compared to $60,000 in the first quarter of fiscal 2021, an increase of $5,000, or 8.3%. The year-over-year increase can be attributed to the escalation in the annual minimum royalty earned by the Company from its licensee.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $2.1 million in the first quarter of fiscal 2022 as compared to $1.3 million in the first quarter of fiscal 2021, an increase of $0.8 million, or 58.6%,

Cost of sales — In absolute terms, cost of sales increased $0.6 million, or 58.1%, to $1.6 million in the first quarter of fiscal 2022 as compared to $1.0 million in the first quarter of fiscal 2021. The increase in absolute terms for the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021 was primarily related to increased net product sales and higher year-over-year gross cost of sales as a percentage of gross sales.

The Company purchases the products it sells from a limited number of factory suppliers. For both first quarters of fiscal 2022 and fiscal 2021, the Company purchased 100% of its goods from its two largest suppliers.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, in absolute terms, was $1.4 million in the first quarter of fiscal 2022 as compared to $1.5 million in fiscal 2021, a decrease of $0.1 million or 7.7%. S,G&A, as a percentage of net revenues, was 66.7% in the first quarter of fiscal 2022 as compared to 114.1% in the first quarter of fiscal 2021. The decrease in S,G&A was primarily attributed to a decrease in legal fees of approximately $130,000. Legal fees for the first quarter of fiscal 2022 were $273,000 as compared to $403,000 for the first quarter of fiscal 2021. The majority of the decrease in legal fees concerned the protection of the Emerson® trademark.

Interest income, net — Interest income, net, was $17,000 in the first quarter of fiscal 2022 as compared to $82,000 in the first quarter of fiscal 2021, a decrease of $65,000. The decrease was primarily due to lower average interest rates earned on the Company’s short term investments.

Provision for income taxes — In the first quarter of fiscal 2022, the Company recorded income tax expense of $11,000 as compared to income tax expense of $6,300 in the first quarter of fiscal 2021. See “Note 5 – Income Taxes”.

Although the Company generated net losses during fiscal 2022 and fiscal 2021, it was unable to realize an income tax benefit due to valuation allowances recorded against its deferred tax assets.

Net (loss) — As a result of the foregoing factors, the Company realized a net loss of $915,000 in the first quarter of fiscal 2022 as compared to a net loss of $1,125,000 in the first quarter of fiscal 2021.

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash and cash equivalents of approximately $4.4 million as compared to approximately $5.2 million at March 31, 2021. Working capital decreased to $31.2 million at June 30, 2021 as compared to $32.1 million at March 31, 2021. The decrease in cash and cash equivalents of approximately $0.8 million was due to the net loss generated during the period of $0.9 million, an increase in accounts receivable of $0.4 million, an increase in prepaid purchases of $0.4 million and a decrease in deferred revenue of $0.1 million partially offset by a decrease in short term investments of $1.0 million.

Cash Flows

Net cash used by operating activities was approximately $1.8 million for the three months ended June 30, 2021, resulting from a $0.9 million net loss generated during the period, an increase in accounts receivable of $0.4 million, an increase in prepaid purchases of $0.4 million and a decrease in deferred revenue of $0.1 million

Net cash provided by investing activities was approximately $1.0 million for the three months ended June 30, 2021 due to a decrease in short term deposits.

Net cash provided by financing activities was nil for the three months ended June 30, 2021.

Sources and Uses of Funds

The Company’s principal existing sources of cash are generated from operations and its existing short-term investments. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Paycheck Protection Program Loan

In April and May of 2020, the Company applied for and received aggregate loan proceeds of approximately $0.2 million under the PPP. The PPP loan accrues interest at 1% and matures two years from the date of issuance, with a deferral of payments for the first six months. The Company used all of the PPP loan proceeds for qualifying expenses in accordance with terms of the CARES Act and applied for forgiveness of the loan to the extent applicable. See Note 10 of the Notes to the Interim Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, the Company did not have any off-balance sheet arrangements as defined under the rules of the SEC.

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” (Issued December 2019)

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. This standard is required to take effect in the Company’s first quarter (June 2021) of the Company’s fiscal year ending March 31, 2022. The adoption of ASU 2019-12 had no material impact on the Company’s consolidated financial statements and related disclosures.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2021, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors contained in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

(a) None

(b) None

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON RADIO CORP.
(Registrant)

/s/ Christopher W. Ho
Date: August 16, 2021	Christopher W. Ho
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Binney
Date: August 16, 2021	Michael Binney
Chief Financial Officer (Principal Financial and Accounting Officer)