Form 10-Q
period 2021-09-30
EMERSON RADIO CORP
filed 2021-11-15
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of common stock as of November 12, 2021: 21,042,652.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

Net revenues:
Net product sales	$1,794	$2,211	$3,781	$3,445
Licensing revenue	65	60	130	120
Net revenues	1,859	2,271	3,911	3,565
Costs and expenses:
Cost of sales	1,351	1,747	2,960	2,765
Selling, general and administrative expenses	1,363	1,564	2,727	3,041
	2,714	3,311	5,687	5,806
Operating loss	(855)	(1,040)	(1,776)	(2,241)
Other income:
Interest income, net	16	28	33	110
Income from governmental assistance programs	207	55	207	55
Loss before income taxes	(632)	(957)	(1,536)	(2,076)
Provision (benefit) for income tax expense	—	(1)	11	5
Net loss	(632)	(956)	(1,547)	(2,081)
Basic loss per share	$(0.03)	$(0.05)	$(0.07)	$(0.10)
Diluted loss per share	$(0.03)	$(0.05)	$(0.07)	$(0.10)
Weighted average shares outstanding
Basic	21,043	21,043	21,043	21,043
Diluted	21,043	21,043	21,043	21,043

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	September 30, 2021	March 31, 2021

ASSETS
Current Assets:
Cash and cash equivalents	$26,025	$5,245
Short term investments	—	25,045
Accounts receivable, net	1,485	691
Inventory	2,899	1,961
Prepaid purchases	453	361
Prepaid expenses and other current assets	566	289
Total Current Assets	31,428	33,592
Non-Current Assets:
Right-of-use asset-operating leases	506	213
Right-of-use asset-finance leases	3	3
Other assets	94	94
Total Non-Current Assets	603	310
Total Assets	$32,031	$33,902
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	734	788
Paycheck Protection Program loan	—	204
Due to affiliate	1	1
Short-term operating lease liability	220	152
Short-term finance lease liability	1	1
Income tax payable, current portion	195	195
Deferred revenue	65	195
Total Current Liabilities	1,216	1,536
Non-Current Liabilities:
Long-term operating lease liability	302	82
Long-term finance lease liability	2	3
Income tax payable	1,613	1,836
Total Non-Current Liabilities	1,917	1,921
Total Liabilities	$3,133	$3,457
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at September 30, 2021 and March 31, 2021, respectively; 21,042,652 shares outstanding at September 30, 2021 and March 31, 2021, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(21,532)	(19,985)
Treasury stock, at cost (31,923,145 shares at September 30, 2021 and March 31, 2021, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	28,898	30,445
Total Liabilities and Shareholders’ Equity	$32,031	$33,902

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2021	2020
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(1,547)	$(2,081)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Loan forgiveness from Paycheck Protection Program	(207)	—
Amortization of right-of-use assets	113	113
Depreciation and amortization	—	1
Asset allowances and reserves	71	10
Changes in assets and liabilities:
Accounts receivable	(865)	(385)
Inventory	(938)	(159)
Prepaid purchases	(92)	(251)
Prepaid expenses and other current assets	(277)	(195)
Accounts payable and other current liabilities	(54)	313
Right of use assets-operating	(403)	—
Short term lease liabilities	68	(13)
Long term lease liabilities	219	(106)
Income taxes payable	(223)	(197)
Deferred revenue	(130)	(120)
Net cash (used) by operating activities	(4,265)	(3,070)
Cash Flows From Investing Activities:
Net proceeds (purchases) of short-term investments	25,045	3,101
Net cash provided by investing activities	25,045	3,101
Cash Flows from Financing Activities:
Proceeds from Paycheck Protection Program loan	—	204
Net cash provided by financing activities	—	204
Net increase in cash and cash equivalents	20,780	235
Cash and cash equivalents at beginning of the year	5,245	6,276
Cash and cash equivalents at end of the year	$26,025	$6,511
Supplemental disclosures:
Cash paid for:
Interest	$4	$1
Income taxes	$222	$197

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2021	$3,310	52,965,797	$529	$79,792	$(19,985)	$(33,201)	$30,445
Net loss	—	—	—	—	(1,547)	—	(1,547)
Balance — September 30, 2021	$3,310	52,965,797	$529	$79,792	$(21,532)	$(33,201)	$28,898

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2020	$3,310	52,965,797	$529	$79,792	$(16,009)	$(33,201)	$34,421
Net loss	—	—	—	—	(2,081)	—	(2,081)
Balance — September 30, 2020	$3,310	52,965,797	$529	$79,792	$(18,090)	$(33,201)	$32,340
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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2021 and the results of operations for the three and six month periods ended September 30, 2021 and September 30, 2020. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2021 (“fiscal 2021”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2021.

The results of operations for the three and six month periods ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2022 (“fiscal 2022”).

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

Numerator:
Net loss	$(632)	$(956)	$(1,547)	$(2,081)
Denominator:
Denominator for basic and diluted loss per share — weighted average shares	21,043	21,043	21,043	21,043
Net loss per share:
Basic and diluted loss per share	$(0.03)	$(0.05)	$(0.07)	$(0.10)

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at September 30, 2021 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At September 30, 2021, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of September 30, 2021 and March 31, 2021, inventories consisted of the following (in thousands):

	September 30, 2021	March 31, 2021
Finished goods	$2,899	$1,961

NOTE 5 — INCOME TAXES

At September 30, 2021, the Company had $12.5 million of U.S. federal net operating loss (“NOL”) carry forwards. These losses do not expire but are limited to utilization of 80% of taxable income in any one year. At September 30, 2021, the Company had approximately $16.1 million of U.S. state NOL carry forwards. The tax benefits related to these state NOL carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

The income of foreign subsidiaries before taxes was $34,000 for the three months ended September 30, 2021 as compared to a loss before taxes of $22,000 for the three months ended September 30, 2020. The income of foreign subsidiaries before taxes was $52,000 for the six months ended September 30, 2021 as compared to income before taxes of nil for the six months ended September 30, 2020.

The Company analyzed the future reasonability of recognizing its deferred tax assets at September 30, 2021. As a result, the Company concluded that a 100% valuation allowance of approximately $3,821,000 would be recorded against the assets.

During the three months ended September 30, 2021 and September 30, 2020, the Company recorded income tax expense of approximately nil and an income tax benefit of $1,000, respectively, primarily resulting from state income taxes. During the six months ended September 30, 2021 and September 30, 2020, the Company recorded income tax expense of approximately $11,000 and $5,300 respectively, primarily resulting from state income taxes.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of September 30, 2021, the Company’s open tax years for examination for U.S. federal tax are 2016-2021, and for U.S. states’ tax are 2015-2021. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

As of September 30, 2021 the Company is asserting under ASC 740-30 that all of the unremitted earnings of its foreign subsidiaries are indefinitely invested. The Company evaluates this assertion each period based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S.

As of September 30, 2021, the Company had a federal tax liability of approximately $1,808,000 related to the repatriation of the Company’s undistributed earnings of its foreign subsidiaries as required by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). As of September 30, 2021, the Company’s short term portion was approximately $195,000 and the long term portion was approximately $1,613,000.

As of March 31, 2021, the Company had a federal tax liability of approximately $2,031,000 related to the repatriation of the Company’s undistributed earnings of its foreign subsidiaries as required by the Tax Act. As of March 31, 2021 the Company’s short term portion was approximately $195,000 and the long term portion was approximately $1,836,000.

The liability is payable over 8 years. The first five installments are each equal to 8%, the sixth is equal to 15%, the seventh is equal to 20% and the final installment is equal to 25% of the liability. As of September 30, 2021, the Company has made four of the eight installments.

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

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the SEC on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of September 30, 2021. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

Related Party Transactions

      Charges of rental and utility fees on office space in Hong Kong

During the three and six months ended September 30, 2021, the Company was billed approximately $43,000 and $86,000, respectively, for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board. As of September 30, 2021 the Company owed approximately $800 to VACL related to these charges.

During the three and six months ended September 30, 2021, the Company was billed approximately $400 and $1,400, respectively, for purchases of personal protection equipment from Vigers Strategic Services Ltd (“VSSL”), which is a company related to the Company’s Chairman of the Board. Vigers Strategic Services Ltd was formerly known as Lafe Strategic Services Ltd. As of September 30, 2021 the Company owed nil to VSSL related to these charges.

NOTE 7 — SHORT TERM INVESTMENTS

At September 30, 2021 and March 31, 2021, the Company held short term investments in deposits totaling nil and $25.0 million, respectively. The Company held $24.1 million in deposits which were classified as cash equivalents as of September 30, 2021 and $1.0 million of such deposits as of March 31, 2021.

NOTE 8 — CONCENTRATION RISK

Customer Concentration

For the three months ended September 30, 2021, the Company’s three largest customers accounted for approximately 90% of the Company’s net revenues, of which Amazon accounted for 39%, Walmart accounted for 32% and Fred Meyer accounted for 19%.

For the six months ended September 30, 2021, the Company’s three largest customers accounted for approximately 86% of the Company’s net revenues, of which Walmart accounted for 38%, Amazon accounted for 27% and Fred Meyer accounted for 21%.

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

Product Concentration

For the three and six months ended September 30, 2021, the Company’s gross product sales were comprised of two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 26% and 33%, respectively, of the Company’s gross product sales. Audio products generated approximately 73% and 67%, respectively, of the Company’s gross product sales.

For the three and six months ended September 30, 2020, the Company’s gross product sales were comprised of the same two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 46% and 43%, respectively, of the Company’s gross product sales. Audio products generated approximately 52% and 54%, respectively, of the Company’s gross product sales.

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top two customers accounted for 43% and 27% as of September 30, 2021, respectively. As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top two customers accounted for 69% and 28% as of March 31, 2021, respectively. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash and restricted cash balances on deposit in the U.S. as of September 30, 2021 and March 31, 2021 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash, cash equivalents and restricted cash balances in excess of these FDIC-insured limits were approximately $25.8 million and approximately $5.0 million at September 30, 2021 and March 31, 2021, respectively.

Supplier Concentration

During each of the three and six months ended September 30, 2021, the Company procured 100%     of its products for resale from its two largest factory suppliers, of which 84% and 83%, respectively, was supplied by its largest supplier. During each of the three and six months ended September 30, 2020, the Company procured 100%     of its products for resale from its two largest factory suppliers, of which 53% and 58%, respectively, was supplied by its largest supplier.

NOTE 9 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of sixteen months to three years. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during the quarter ended September 30, 2021 to indicate that a reassessment or re-measurement of the Company’s existing leases was required. There were also no impairment indicators identified during the quarter ended September 30, 2021 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.

As of September 30, 2021, the Company’s current operating and finance lease liabilities were $220,000 and $1,000, respectively and its non-current operating and finance lease liabilities were $302,000 and $2,000, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of September 30, 2021 was $506,000 and $3,000, respectively.

The components of lease costs, which were included in operating expenses in the Company’s condensed consolidated statements of operations, were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Lease cost
Operating lease cost	$63	$64	$127	$127
Finance lease cost	—	—	—	—
Amortization of right-of-use assets	—	—	—	—
Interest on lease liabilities	—	—	—	—
Variable lease costs	—	—	—	—
Total lease cost	63	64	127	127

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	64	67	131	133
Operating cash flows from finance leases	—	—	—	—
Financing cash flows from finance leases	—	—	—	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	403	—	403	—
Finance leases	—	—	—	—

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of September 30, 2021	As of September 30, 2020
Operating leases	29.9	21.1
Finance leases	32.2	44.2

Weighted average discount rate
Operating leases	7.50%	7.50%
Finance leases	7.50%	7.50%

As of September 30, 2021 the maturities of lease liabilities were as follows:
(in thousands)	Operating Leases	Finance Leases

2022	$125	$1
2023	234	1
2024	149	1
2025	63	1
Thereafter	—	—
Total lease payments	$571	$4
Less: Imputed interest	(49)	(1)
Total	$522	$3

NOTE 10 — PAYCHECK PROTECTION PROGRAM AND EMPLOYMENT SUPPORT SCHEME

On July 5, 2021, the Company’s Paycheck Protection Program (”PPP”) loan of approximately $204,400 plus accrued interest of $2,400 was forgiven by the Small Business Administration (“SBA”). The Company recorded the impact of its PPP loan forgiveness as other income during the quarter ended September 30, 2021.

During the quarter ended September 30, 2020, the Company’s Hong Kong subsidiary applied for and was granted approximately $55,000 under a governmental program called the Employment Support Scheme (“ESS”). The income realized from the PPP loan forgiveness and the amount granted under the ESS program are presented as Other Income under the description called “Income from governmental assistance programs” in the Consolidated Statements of Operations.

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

Results of Operations

The following table summarizes certain financial information for the three and six month periods ended September 30, 2021 (fiscal 2022) and September 30, 2020 (fiscal 2021) (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net product sales	$1,794	$2,211	$3,781	$3,445
Licensing revenue	65	60	130	120
Net revenues	1,859	2,271	3,911	3,565
Cost of sales	1,351	1,747	2,960	2,765
Selling, general and administrative expenses	1,363	1,564	2,727	3,041
Operating loss	(855)	(1,040)	(1,776)	(2,241)
Interest income, net	16	28	33	110
Income from governmental assistance programs	207	55	207	55
Loss before income taxes	(632)	(957)	(1,536)	(2,076)
Provision (benefit) for income taxes	-	(1)	11	5
Net loss	$(632)	$(956)	$(1,547)	$(2,081)

Net product sales — Net product sales for the second quarter of fiscal 2022 were $1.8 million as compared to $2.2 million for the second quarter of fiscal 2021, a decrease of $0.4 million, or 18.9%. The Company’s sales during the second quarter of fiscal 2022 and fiscal 2021 were highly concentrated among the Company’s three largest customers – Wal-Mart, Amazon and Fred Meyer – where net product sales comprised approximately 93% and 79%, respectively, of the Company’s total net product sales.

Net product sales for the six month period ended September 30, 2021 were $3.8 million as compared to $3.4 million for the six month period ended September 30, 2020, an increase of $0.4 million, or 9.8%. The Company’s sales during such periods were highly concentrated among the Company’s three largest customers – Wal-Mart, Amazon and Fred Meyer – where net product sales comprised approximately 89% and 79%, respectively, of the Company’s total net product sales.

Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $6,000 and $39,000 for the second quarters of fiscal 2022 and fiscal 2021, respectively, and approximately $6,000 and $43,000 for the six month periods ended September 30, 2021 and September 30, 2020, respectively. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall increase in net product sales were as follows:

i)

Houseware products: Net sales decreased $0.6 million, or 55.5%, to $0.5 million in the second quarter of fiscal 2022 as compared to $1.1 million in the second quarter of fiscal 2021, driven by a decrease in year-over-year sales of microwave ovens. For the six month period ended September 30, 2021, houseware net product sales were $1.3 million, a decrease of $0.3 million, or 20.1%, from $1.6 million for the six month period ended September 30, 2020, driven by a decrease in year-over-year sales of microwave ovens.

ii)

Audio products: Net sales increased $0.2 million, or 15.1%, to $1.3 million in the second quarter of fiscal 2022 as compared to $1.1 million in the second quarter of fiscal 2021, resulting from increased net sales of clock radios. For the six month period ended September 30, 2021, audio product net sales were $2.5 million, an increase of $0.6 million or 34.8%, from $1.9 million in the six month period ended September 30, 2020 resulting from increased net sales of clock radios.

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

Licensing revenue — Licensing revenue in the second quarter of fiscal 2022 was $65,000 as compared to $60,000 in the second quarter of fiscal 2021, an increase of $5,000, or 8.3%. The year-over-year increase can be attributed to the escalation in the annual minimum royalty earned by the Company from its licensee.

Licensing revenue for the six month period ended September 30, 2021 was $130,000 as compared to $120,000 for the six month period ended September 30, 2020, an increase of $10,000, or 8.3%. The year-over-year increase can be attributed to the escalation in the annual minimum royalty earned by the Company from its licensee.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $1.9 million in the second quarter of fiscal 2022 as compared to $2.3 million in the second quarter of fiscal 2021, a decrease of $0.4 million, or 18.1%, and $3.9 million for the six month period ended September 30, 2021 as compared to $3.6 million for the six month period ended September 30, 2020, an increase of $0.3 million, or 9.7%

Cost of sales — In absolute terms, cost of sales decreased $0.4 million, or 22.7%, to $1.4 million in the second quarter of fiscal 2022 as compared to $1.8 million in the second quarter of fiscal 2021. The decrease in absolute terms for the second quarter of fiscal 2022 as compared to the second quarter of fiscal 2021 was primarily related to a decrease in net product sales and lower year-over-year gross cost of sales as a percentage of gross sales.

In absolute terms, cost of sales increased $0.2 million, or 7.0%, to $2.9 million for the six month period ended September 30, 2021 as compared to $2.7 million for the six month period ended September 30, 2020. The increase in absolute terms for the six month period ended September 30, 2021 as compared to the six month period ended September 30, 2020 was primarily related to an increase in net product sales partially offset by lower year-over-year gross cost of sales as a percentage of gross sales.

The Company purchases the products it sells from a limited number of factory suppliers. For both second quarters of fiscal 2022 and fiscal 2021, the Company purchased 100% of its goods from its two largest suppliers. For each of the six month periods ended September 30, 2021 and September 30, 2020, the Company purchased 100% of its goods from its two largest suppliers.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, in absolute terms, was $1.4 million in the second quarter of fiscal 2022 as compared to $1.6 million in fiscal 2021, a decrease of $0.2 million or 12.9%. S,G&A, as a percentage of net revenues, was 73.3% in the second quarter of fiscal 2022 as compared to 68.9% in the second quarter of fiscal 2021. The decrease in S,G&A was primarily attributed to a decrease in legal fees of approximately $125,000. Legal fees for the second quarter of fiscal 2022 were $325,000 as compared to $450,000 for the second quarter of fiscal 2021. The majority of the decrease in legal fees concerned the protection of the Emerson® trademark.

S,G&A, in absolute terms, was $2.7 million for the six month period ended September 30, 2021 as compared to $3.0 million for the six month period ended September 30, 2020, a decrease of $0.3 million, or 10.3%. S,G&A, as a percentage of net revenues, was 69.7% for the six month period ended September 30, 2021 as compared to 85.3% for the six month period ended September 30, 2020. The decrease in S,G&A was primarily attributed to a decrease in legal fees of approximately $257,000. Legal fees for the six month period ended September 30, 2021 were $597,000 as compared to $854,000 for the six month period ended September 30, 2020. The majority of the decrease in legal fees concerned the protection of the Emerson® trademark.

Interest income, net — Interest income, net, was $16,000 in the second quarter of fiscal 2022 as compared to $28,000 in the second quarter of fiscal 2021, a decrease of $12,000. The decrease was primarily due to lower average interest rates earned on the Company’s short term investments.

Interest income, net, was $33,000 for the six month period ended September 30, 2021 as compared to $110,000 for the six month period ended September 30, 2020, a decrease of $77,000. The decrease was primarily due to lower average interest rates earned on the Company’s short term investments.

Income from governmental assistance programs — For both the three and six month periods ended September 30, 2021, the Company recorded income of approximately $207,000 related to its PPP loan forgiveness. For both the three and six month periods ended September 30, 2020, the Company recorded income of approximately $55,000 related to assistance received from the Hong Kong government under the ESS program. See “Note 10 - Paycheck Protection Program and Employment Support Scheme”.

Provision (benefit) for income taxes — In the second quarter of fiscal 2022, the Company recorded income tax expense of nil as compared to an income tax benefit of $1,000 in the second quarter of fiscal 2021. See “Note 5 – Income Taxes”.

For the six month period ended September 30, 2021, the Company recorded income tax expense of $11,000 as compared to income tax expense of $5,300 for the six month period ended September 30, 2020.

Although the Company generated net losses during fiscal 2022 and fiscal 2021, it was unable to realize an income tax benefit due to valuation allowances recorded against its deferred tax assets.

Net (loss) — As a result of the foregoing factors, the Company realized a net loss of $632,000 in the second quarter of fiscal 2022 as compared to a net loss of $956,000 in the second quarter of fiscal 2021.

For the six month period ended September 30, 2021, the Company realized a net loss of $1,547,000 as compared to a net loss of $2,081,000 for the six month period ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash and cash equivalents of approximately $26.0 million as compared to approximately $5.2 million at March 31, 2021. Working capital decreased to $30.2 million at September 30, 2021 as compared to $32.1 million at March 31, 2021. The increase in cash and cash equivalents of approximately $20.8 million was due to the decrease in short term investments of $25.0 million and the increase in long term lease liabilities offset by the net loss generated during the period of $1.5 million, an increase in inventory of $0.9 million, an increase in accounts receivable of $0.8 million, an increase in right of use assets of $0.3 million, an increase in prepaid expenses of $0.3 million, a decrease in federal taxes payable of $0.2 million and a decrease in PPP loan payable of $0.2 million.

Cash Flows

Net cash used by operating activities was approximately $4.3 million for the six months ended September 30, 2021, resulting from a $1.5 million net loss generated during the period, an increase in inventory of $0.9 million, an increase in accounts receivable of $0.8 million, an increase in right of use assets of $0.4 million, an increase in prepaid expenses of $0.3 million, the impact of the PPP loan forgiveness of $0.2 million and a decrease in federal taxes payable of $0.2 million.

Net cash provided by investing activities was approximately $25.0 million for the six months ended September 30, 2021 due to a decrease in short term deposits.

Net cash used by financing activities was nil for the six months ended September 30, 2021.

Sources and Uses of Funds

The Company’s principal existing sources of cash are generated from operations and its existing short-term investments. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Paycheck Protection Program Loan

In April and May of 2020, the Company applied for and received aggregate loan proceeds of approximately $0.2 million under the PPP. The PPP loan accrued interest at 1% and matures two years from the date of issuance, with a deferral of payments for the first six months. The Company used all of the PPP loan proceeds for qualifying expenses in accordance with terms of the CARES Act and applied for forgiveness of the loan to the extent applicable. On July 5, 2021, the Company’s PPP loan was completely forgiven by the Small Business Administration. See Note 10 of the Notes to the Interim Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, the Company did not have any off-balance sheet arrangements as defined under the rules of the SEC.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2021, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Christopher W. Ho
Date: November 15, 2021	Christopher W. Ho
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Binney
Date: November 15, 2021	Michael Binney
Chief Financial Officer (Principal Financial and Accounting Officer)