Form 10-Q
period 2021-12-31
EMERSON RADIO CORP
filed 2022-02-14
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate the number of shares outstanding of common stock as of February 11, 2022: 21,042,652.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020

Net revenues:
Net product sales	$2,509	$2,273	$6,290	$5,718
Licensing revenue	65	60	195	180
Net revenues	2,574	2,333	6,485	5,898
Costs and expenses:
Cost of sales	1,826	1,754	4,786	4,519
Selling, general and administrative expenses	1,469	1,560	4,196	4,601
	3,295	3,314	8,982	9,120
Operating loss	(721)	(981)	(2,497)	(3,222)
Other (loss) income:
Loss on settlement of litigation	(450)	—	(450)	—
Interest income, net	7	18	40	128
Income from governmental assistance programs	—	28	207	83
Loss before income taxes	(1,164)	(935)	(2,700)	(3,011)
Provision for income tax expense	—	10	11	15
Net loss	(1,164)	(945)	(2,711)	(3,026)
Basic loss per share	$(0.06)	$(0.04)	$(0.13)	$(0.14)
Diluted loss per share	$(0.06)	$(0.04)	$(0.13)	$(0.14)
Weighted average shares outstanding
Basic	21,043	21,043	21,043	21,043
Diluted	21,043	21,043	21,043	21,043

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	December 31, 2021	March 31, 2021

ASSETS
Current Assets:
Cash and cash equivalents	$24,744	$5,245
Short term investments	—	25,045
Accounts receivable, net	2,619	691
Inventory	2,574	1,961
Prepaid purchases	287	361
Prepaid expenses and other current assets	383	289
Total Current Assets	30,607	33,592
Non-Current Assets:
Property and equipment, net	2	—
Right-of-use asset-operating leases	455	213
Right-of-use asset-finance leases	3	3
Other assets	90	94
Total Non-Current Assets	550	310
Total Assets	$31,157	$33,902
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	1,142	788
Paycheck Protection Program loan	—	204
Due to affiliate	1	1
Short-term operating lease liability	225	152
Short-term finance lease liability	1	1
Income tax payable, current portion	195	195
Deferred revenue	—	195
Total Current Liabilities	1,564	1,536
Non-Current Liabilities:
Long-term operating lease liability	244	82
Long-term finance lease liability	2	3
Income tax payable	1,613	1,836
Total Non-Current Liabilities	1,859	1,921
Total Liabilities	$3,423	$3,457
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at December 31, 2021 and March 31, 2021, respectively; 21,042,652 shares outstanding at December 31, 2021 and March 31, 2021, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(22,696)	(19,985)
Treasury stock, at cost (31,923,145 shares at December 31, 2021 and March 31, 2021, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	27,734	30,445
Total Liabilities and Shareholders’ Equity	$31,157	$33,902

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2021	2020
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(2,711)	$(3,026)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Loan forgiveness from Paycheck Protection Program	(207)	—
Amortization of right-of-use assets	164	171
Depreciation and amortization	—	2
Asset allowances and reserves	149	13
Changes in assets and liabilities:
Accounts receivable	(2,077)	(994)
Inventory	(613)	42
Prepaid purchases	74	(259)
Prepaid expenses and other current assets	(94)	(57)
Other assets	4	—
Accounts payable and other current liabilities	354	336
Right of use assets-operating	(403)	—
Short term lease liabilities	73	(50)
Long term lease liabilities	161	(130)
Due to affiliate	—	1
Income taxes payable	(223)	(197)
Deferred revenue	(195)	80
Net cash (used) by operating activities	(5,544)	(4,068)
Cash Flows From Investing Activities:
Proceeds from sale of short-term investments	25,045	28,101
Purchases of short-term investments	—	—
Additions to property and equipment	(2)	—
Net cash provided by investing activities	25,043	28,101
Cash Flows from Financing Activities:
Proceeds from Paycheck Protection Program loan	—	204
Net cash provided by financing activities	—	204
Net increase in cash and cash equivalents	19,499	24,237
Cash and cash equivalents at beginning of the year	5,245	6,276
Cash and cash equivalents at end of the year	$24,744	$30,513
Supplemental disclosures:
Cash paid for:
Interest	$8	$6
Income taxes	$222	$197

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2021	$3,310	52,965,797	$529	$79,792	$(19,985)	$(33,201)	$30,445
Net loss	—	—	—	—	(2,711)	—	(2,711)
Balance — December 31, 2021	$3,310	52,965,797	$529	$79,792	$(22,696)	$(33,201)	$27,734

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2020	$3,310	52,965,797	$529	$79,792	$(16,009)	$(33,201)	$34,421
Net loss	—	—	—	—	(3,026)	—	(3,026)
Balance — December 31, 2020	$3,310	52,965,797	$529	$79,792	$(19,035)	$(33,201)	$31,395
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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of December 31, 2021 and the results of operations for the three and nine month periods ended December 31, 2021 and December 31, 2020. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2021 (“fiscal 2021”), included in the Company’s annual report on Form 10-K, as amended, for fiscal 2021.

The results of operations for the three and nine month periods ended December 31, 2021 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2022 (“fiscal 2022”).

Whenever necessary, reclassifications are made to conform the prior year’s consolidated financial statements to the current year’s presentation.

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” (Issued December 2019)

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. This standard took effect in the first quarter (June 2021) of the Company’s fiscal year ending March 31, 2022. The adoption of ASU 2019-12 had no material impact on the Company’s consolidated financial statements and related disclosures.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020

Numerator:
Net loss	$(1,164)	$(945)	$(2,711)	$(3,026)
Denominator:
Denominator for basic and diluted loss per share — weighted average shares	21,043	21,043	21,043	21,043
Net loss per share:
Basic and diluted loss per share	$(0.06)	$(0.04)	$(0.13)	$(0.14)

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at December 31, 2021 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At December 31, 2021, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of December 31, 2021 and March 31, 2021, inventories consisted of the following (in thousands):

	December 31, 2021	March 31, 2021
Finished goods	$2,574	$1,961

NOTE 5 — INCOME TAXES

At December 31, 2021, the Company had $13.2 million of U.S. federal net operating loss (“NOL”) carry forwards. These losses do not expire but are limited to utilization of 80% of taxable income in any one year. At December 31, 2021, the Company had approximately $16.3 million of U.S. state NOL carry forwards. The tax benefits related to these state NOL carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

The income of foreign subsidiaries before taxes was $19,000 for the three month period ended December 31, 2021 as compared to income before taxes of $103,000 for the three month period ended December 31, 2020. The income of foreign subsidiaries before taxes was $71,000 for the nine month period ended December 31, 2021 as compared to income before taxes of $103,000 for the nine month period ended December 31, 2020.

The Company analyzed the future reasonability of recognizing its deferred tax assets at December 31, 2021. As a result, the Company concluded that a 100% valuation allowance of approximately $4,152,000 would be recorded against the assets.

During the three month periods ended December 31, 2021 and December 31, 2020, the Company recorded income tax expense of nil and $9,900, respectively, primarily resulting from state income taxes. During the nine month periods ended December 31, 2021 and December 31, 2020, the Company recorded income tax expense of approximately $11,000 and $15,200 respectively, primarily resulting from state income taxes.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of December 31, 2021, the Company’s open tax years for examination for U.S. federal tax are 2016-2021, and for U.S. states’ tax are 2015-2021. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

As of December 31, 2021 the Company is asserting under ASC 740-30 that all of the unremitted earnings of its foreign subsidiaries are indefinitely invested. The Company evaluates this assertion each period based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S.

As of December 31, 2021, the Company had a federal tax liability of approximately $1,808,000 related to the repatriation of the Company’s undistributed earnings of its foreign subsidiaries as required by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). As of December 31, 2021, the Company’s short term portion was approximately $195,000 and the long term portion was approximately $1,613,000.

As of March 31, 2021, the Company had a federal tax liability of approximately $2,031,000 related to the repatriation of the Company’s undistributed earnings of its foreign subsidiaries as required by the Tax Act. As of March 31, 2021 the Company’s short term portion was approximately $195,000 and the long term portion was approximately $1,836,000.

The liability is payable over 8 years. The first five installments are each equal to 8%, the sixth is equal to 15%, the seventh is equal to 20% and the final installment is equal to 25% of the liability. As of December 31, 2021, the Company has made four of the eight installments. Each installment is due on or before July 15th of the year in which such installment is due.

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

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the SEC on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of December 31, 2021. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

Related Party Transactions

      Charges of rental and utility fees on office space in Hong Kong

During the three and nine month periods ended December 31, 2021, the Company was billed approximately $40,000 and $126,000, respectively, for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board. As of December 31, 2021 the Company owed approximately $800 to VACL related to these charges.

During the three and nine month periods ended December 31, 2021, the Company was billed approximately $600 and $2,000, respectively, for purchases of personal protection equipment from Vigers Strategic Services Ltd (“VSSL”), which is a company related to the Company’s Chairman of the Board. Vigers Strategic Services Ltd was formerly known as Lafe Strategic Services Ltd. As of December 31, 2021 the Company owed nil to VSSL related to these charges.

NOTE 7 — SHORT TERM INVESTMENTS

At December 31, 2021 and March 31, 2021, the Company held short term investments in deposits totaling nil and $25.0 million, respectively. The Company held $22.0 million in deposits which were classified as cash equivalents as of December 31, 2021 and $1.0 million of such deposits as of March 31, 2021.

NOTE 8 — CONCENTRATION RISK

Customer Concentration

For the three month period ended December 31, 2021, the Company’s three largest customers accounted for approximately 92% of the Company’s net revenues, of which Amazon accounted for 50%, Walmart accounted for 37% and Fred Meyer accounted for 5%.

For the nine month period ended December 31, 2021, the Company’s three largest customers accounted for approximately 88% of the Company’s net revenues, of which Walmart accounted for 37%, Amazon accounted for 36% and Fred Meyer accounted for 15%.

For the three month period ended December 31, 2020, the Company’s three largest customers accounted for approximately 88% of the Company’s net revenues, of which Walmart accounted for 42%, Amazon accounted for 39% and Fred Meyer accounted for 7%.

For the nine month period ended December 31, 2020, the Company’s three largest customers accounted for approximately 81% of the Company’s net revenues, of which Walmart accounted for 39%, Amazon accounted for 29% and Fred Meyer accounted for 13%.

A significant decline in net sales to any of the Company’s key customers would have a material adverse effect on the Company’s business, financial condition and results of operation.

Product Concentration

For the three and nine month periods ended December 31, 2021, the Company’s gross product sales were comprised of two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 10% and 24%, respectively, of the Company’s gross product sales. Audio products generated approximately 89% and 76%, respectively, of the Company’s gross product sales.

For the three and nine month periods ended December 31, 2020, the Company’s gross product sales were comprised of the same two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 25% and 36%, respectively, of the Company’s gross product sales. Audio products generated approximately 73% and 62%, respectively, of the Company’s gross product sales.

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top two customers accounted for 56% and 27% as of December 31, 2021, respectively. As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top two customers accounted for 69% and 28% as of March 31, 2021, respectively. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash and restricted cash balances on deposit in the U.S. as of December 31, 2021 and March 31, 2021 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash, cash equivalents and restricted cash balances in excess of these FDIC-insured limits were approximately $24.5 million and approximately $5.0 million at December 31, 2021 and March 31, 2021, respectively.

Supplier Concentration

During the three and nine month periods ended December 31, 2021, the Company procured 100% of its products for resale from its two largest factory suppliers, of which 81% and 83%, respectively, was supplied by its largest supplier. During the three and nine month periods ended December 31, 2020, the Company procured 95% and 98% of its products for resale from its two largest factory suppliers, of which 57% and 58%, respectively, was supplied by its largest supplier.

NOTE 9 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of thirteen months to three years. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during the quarter ended December 31, 2021 to indicate that a reassessment or re-measurement of the Company’s existing leases was required. There were also no impairment indicators identified during the quarter ended December 31, 2021 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.

As of December 31, 2021, the Company’s current operating and finance lease liabilities were $225,000 and $1,000, respectively and its non-current operating and finance lease liabilities were $244,000 and $2,000, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of December 31, 2021 was $455,000 and $3,000, respectively.

The components of lease costs, which were included in operating expenses in the Company’s condensed consolidated statements of operations, were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Lease cost
Operating lease cost	$64	$64	$191	$191
Finance lease cost	—	—	—	—
Amortization of right-of-use assets	—	—	—	—
Interest on lease liabilities	—	—	—	—
Variable lease costs	—	—	—	—
Total lease cost	64	64	191	191

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	63	67	194	200
Operating cash flows from finance leases	—	—	—	—
Financing cash flows from finance leases	—	—	—	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	403	—	403	—
Finance leases	—	—	—	—

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of December 31, 2021	As of December 31, 2020
Operating leases	27.3	19.0
Finance leases	29.2	41.2

Weighted average discount rate
Operating leases	7.50%	7.50%
Finance leases	7.50%	7.50%

As of December 31, 2021 the maturities of lease liabilities were as follows:
(in thousands)	Operating Leases	Finance Leases

2022	$63	$1
2023	233	1
2024	149	1
2025	63	1
Thereafter	—	—
Total lease payments	$508	$4
Less: Imputed interest	(39)	(1)
Total	$469	$3

NOTE 10 — PAYCHECK PROTECTION PROGRAM AND EMPLOYMENT SUPPORT SCHEME

On July 5, 2021, the Company’s Paycheck Protection Program (”PPP”) loan of approximately $204,400 plus accrued interest of $2,400 was forgiven by the Small Business Administration. The Company recorded the impact of its PPP loan forgiveness as other income during the quarter ended September 30, 2021.

During the three months ended December 31, 2021 and December 31, 2020, the Company’s Hong Kong subsidiary recorded nil and $28,000, respectively, under the governmental program called the Employment Support Scheme (“ESS”). During the nine months ended December 31, 2021 and December 31, 2020, the Company’s Hong Kong subsidiary recorded nil and $83,000, respectively, under the ESS program.

The income realized from the PPP loan forgiveness and the amount granted under the ESS program are presented as Other Income under the description called “Income from governmental assistance programs” in the Consolidated Statements of Operations.

NOTE 11 — SUBSEQUENT EVENT

On January 3, 2022, a legal settlement was entered into between the Company and one of its former directors that resolved certain disputes, including certain claims against the former director and an indemnification claim made by the former director. The amount of the settlement was $450,000 and is presented separately in the Consolidated Statements of Operations as a loss on settlement of litigation for the three and nine month periods ended December 31, 2021.

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

Results of Operations

The following table summarizes certain financial information for the three and nine month periods ended December 31, 2021 (fiscal 2022) and December 31, 2020 (fiscal 2021) (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net product sales	$2,509	$2,273	$6,290	$5,718
Licensing revenue	65	60	195	180
Net revenues	2,574	2,333	6,485	5,898
Cost of sales	1,826	1,754	4,786	4,519
Selling, general and administrative expenses	1,469	1,560	4,196	4,601
Operating loss	(721)	(981)	(2,497)	(3,222)
Loss on settlement of litigation	(450)	-	(450)	-
Interest income, net	7	18	40	128
Income from governmental assistance programs	-	28	207	83
Loss before income taxes	(1,164)	(935)	(2,700)	(3,011)
Provision for income taxes	-	10	11	15
Net loss	$(1,164)	$(945)	$(2,711)	$(3,026)

Net product sales — Net product sales for the three month period ended December 31, 2021 were $2.5 million as compared to $2.3 million for the three month period ended December 31, 2020, an increase of $0.2 million, or 10.4%. The Company’s sales during the three month periods ended December 31, 2021 and December 31, 2020 were highly concentrated among the Company’s three largest customers – Wal-Mart, Amazon and Fred Meyer – comprising in the aggregate approximately 94% and 90%, respectively, of the Company’s total net product sales.

Net product sales for the nine month period ended December 31, 2021 were $6.3 million as compared to $5.7 million for the nine month period ended December 31, 2020, an increase of $0.6 million, or 10.0%. The Company’s sales during such periods were highly concentrated among the Company’s three largest customers – Wal-Mart, Amazon and Fred Meyer – comprising in the aggregate approximately 91% and 83%, respectively, of the Company’s total net product sales.

Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $6,000 and $3,000 for the three month periods ended December 31, 2021 and December 31, 2020, respectively, and approximately $12,000 and $46,000 for the nine month periods ended December 31, 2021 and December 31, 2020, respectively. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall increase in net product sales were as follows:

i)

Houseware products: Net sales decreased $0.3 million, or 54.2%, to $0.3 million for the three month period ended December 31, 2021 as compared to $0.6 million for the three month period ended December 31, 2020, driven by a decrease in year-over-year sales of microwave ovens. For the nine month period ended December 31, 2021, houseware net product sales were $1.5 million, a decrease of $0.6 million, or 29.6%, from $2.1 million for the nine month period ended December 31, 2020, driven by a decrease in year-over-year sales of microwave ovens.

ii)

Audio products: Net sales increased $0.5 million, or 32.8%, to $2.2 million for the three month period ended December 31, 2021 as compared to $1.7 million for the three month period ended December 31, 2020, resulting from increased net sales of clock radios. For the nine month period ended December 31, 2021, audio product net sales were $4.8 million, an increase of $1.2 million or 33.9%, from $3.6 million for the nine month period ended December 31, 2020 resulting from increased net sales of clock radios.

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

Licensing revenue — Licensing revenue for the three month period ended December 31, 2021 was $65,000 as compared to $60,000 for the three month period ended December 31, 2020, an increase of $5,000, or 8.3%. The year-over-year increase can be attributed to the escalation in the annual minimum royalty earned by the Company from its licensee.

Licensing revenue for the nine month period ended December 31, 2021 was $195,000 as compared to $180,000 for the nine month period ended December 31, 2020, an increase of $15,000, or 8.3%. The year-over-year increase can be attributed to the escalation in the annual minimum royalty earned by the Company from its licensee.

Net revenues — As a result of the foregoing factors, the Company’s net revenues were $2.6 million for the three month period ended December 31, 2021 as compared to $2.3 million for the three month period ended December 31, 2020, an increase of $0.3 million, or 10.3%, and $6.5 million for the nine month period ended December 31, 2021 as compared to $5.9 million for the nine month period ended December 31, 2020, an increase of $0.6 million, or 10.0%

Cost of sales — In absolute terms, cost of sales increased $0.1 million, or 4.1%, to $1.8 million for the three month period ended December 31, 2021 as compared to $1.7 million for the three month period ended December 31, 2020. The increase in absolute terms for the three month period ended December 31, 2021 as compared to the three month period ended December 31, 2020 was primarily related to an increase in net product sales partially offset by lower year-over-year gross cost of sales as a percentage of gross sales.

In absolute terms, cost of sales increased $0.3 million, or 5.9%, to $4.8 million for the nine month period ended December 31, 2021 as compared to $4.5 million for the nine month period ended December 31, 2020. The increase in absolute terms for the nine month period ended December 31, 2021 as compared to the nine month period ended December 31, 2020 was primarily related to an increase in net product sales partially offset by lower year-over-year gross cost of sales as a percentage of gross sales.

The Company purchases the products it sells from a limited number of factory suppliers. For the three month periods ended December 31, 2021 and December 31, 2020, the Company purchased 100% and 95%, respectively, from its two largest suppliers. For the nine month periods ended December 31, 2021 and December 31, 2020, the Company purchased 100% and 98%, respectively, from its two largest suppliers.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, in absolute terms, was $1.5 million for the three month period ended December 31, 2021 as compared to $1.6 million for three month period ended December 31, 2020, a decrease of $0.1 million or 5.8%. S,G&A, as a percentage of net revenues, was 57.1% for the three month period ended December 31, 2021 as compared to 66.9% for the three month period ended December 31, 2020. The decrease in S,G&A was primarily attributed to a decrease in compensation costs of approximately $113,000. Compensation costs for the three month period ended December 31, 2021 were $531,000 as compared to $644,000 for the three month period ended December 31, 2020.

S,G&A, in absolute terms, was $4.2 million for the nine month period ended December 31, 2021 as compared to $4.6 million for the nine month period ended December 31, 2020, a decrease of $0.4 million, or 8.8%. S,G&A, as a percentage of net revenues, was 64.7% for the nine month period ended December 31, 2021 as compared to 78.0% for the nine month period ended December 31, 2020. The decrease in S,G&A was primarily attributed to a decrease in legal fees of approximately $245,000 and a decrease in compensation costs of approximately $126,000. Legal fees for the nine month period ended December 31, 2021 were approximately $1,100,000 as compared to approximately $1,345,000 for the nine month period ended December 31, 2020. The majority of the decrease in legal fees concerned the protection of the Emerson® trademark. Compensation costs for the nine month period ended December 31, 2021 were approximately $1,770,000 as compared to approximately $1,896,000 for the nine month period ended December 31, 2020. The majority of the decrease in compensation costs were due to headcount reductions.

Loss on settlement of litigation — During the three month period ended December 31, 2021, a settlement agreement between the Company and one of its former directors was entered into regarding an indemnification claim. The amount of the settlement was $450,000. See “Note 11 – Subsequent Event”.

Interest income, net — Interest income, net, was $7,000 for the three month period ended December 31, 2021 as compared to $18,000 for the three month period ended December 31, 2020, a decrease of $11,000. The decrease was primarily due to lower average interest rates earned on the Company’s short term investments.

Interest income, net, was $40,000 for the nine month period ended December 31, 2021 as compared to $128,000 for the nine month period ended December 31, 2020, a decrease of $88,000. The decrease was primarily due to lower average interest rates earned on the Company’s short term investments.

Income from governmental assistance programs — For the three and nine month periods ended December 31, 2021, the Company recorded income of approximately nil and $207,000, respectively, related to its PPP loan forgiveness. For the three and nine month periods ended December 31, 2020, the Company recorded income of approximately $28,000 and $83,000, respectively, related to assistance received from the Hong Kong government under the ESS program. See “Note 10 - Paycheck Protection Program and Employment Support Scheme”.

Provision (benefit) for income taxes — For the three month period ended December 31, 2021, the Company recorded income tax expense of nil as compared to income tax expense of $9,900 for the three month period ended December 31, 2020. See “Note 5 – Income Taxes”.

For the nine month period ended December 31, 2021, the Company recorded income tax expense of $11,000 as compared to income tax expense of $15,200 for the nine month period ended December 31, 2020.

Although the Company generated net losses during fiscal 2022 and fiscal 2021, it was unable to realize an income tax benefit due to valuation allowances recorded against its deferred tax assets.

Net (loss) — As a result of the foregoing factors, the Company realized a net loss of $1,164,000 for the three month period ended December 31, 2021 as compared to a net loss of $945,000 for the three month period ended December 31, 2020.

For the nine month period ended December 31, 2021, the Company realized a net loss of $2,711,000 as compared to a net loss of $3,026,000 for the nine month period ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash and cash equivalents of approximately $24.7 million as compared to approximately $5.2 million at March 31, 2021. Working capital decreased to $29.0 million at December 31, 2021 as compared to $32.1 million at March 31, 2021. The increase in cash and cash equivalents of approximately $19.5 million was due to the decrease in short term investments of $25.0 million, an increase of $0.4 million in accounts payable and other current liabilities and the increase in long term lease liabilities of $0.2 million offset by the net loss generated during the period of $2.7 million, an increase in accounts receivable of $1.9 million, an increase in inventory of $0.6 million, an increase in right of use assets of $0.2 million, a decrease in federal taxes payable of $0.2 million, a decrease in PPP loan payable of $0.2 million, a decrease in deferred revenue of $0.2 million and an increase in prepaid expenses and other current assets of $0.1 million.

Cash Flows

Net cash used by operating activities was approximately $5.5 million for the nine month period ended December 31, 2021, resulting from a $2.7 million net loss generated during the period, an increase in accounts receivable of $2.1 million, an increase in inventory of $0.6 million, an increase in right of use assets of $0.4 million, a decrease in federal taxes payable of $0.2 million, the impact of the PPP loan forgiveness of $0.2 million partially offset by an increase in accounts payable and other current liabilities of $0.4 million, an increase in long-term lease liabilities of $0.2 million and a decrease in prepaid purchases of $0.1 million.

Net cash provided by investing activities was approximately $25.0 million for the nine month period ended December 31, 2021 due to a decrease in short term deposits.

Net cash used by financing activities was nil for the nine month period ended December 31, 2021.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, the Company did not have any off-balance sheet arrangements as defined under the rules of the SEC.

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” (Issued December 2019)

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. This standard took effect in the first quarter (June 2021) of the Company’s fiscal year ending March 31, 2022. The adoption of ASU 2019-12 had no material impact on the Company’s consolidated financial statements and related disclosures.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2021, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Christopher W. Ho
Date: February 14, 2022	Christopher W. Ho
Chief Executive Officer (Principal Executive Officer)

/s/ Richard Li
Date: February 14, 2022	Richard Li
Chief Financial Officer (Principal Financial and Accounting Officer)