Form 10-K
period 2022-03-31
EMERSON RADIO CORP
filed 2022-06-23
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended March 31, 2022

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

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2021 (computed by reference to the last reported sale price of the Common Stock on the NYSE American on such date): $3,942,991.

Number of Common Shares outstanding at June 23, 2022: 21,042,652

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of the Form 10-K
Proxy Statement for Annual Meeting of Stockholders for the fiscal year ended March 31, 2022, or an amendment to this Annual Report on Form 10-K	Part III

 Auditor Firm Id:   717  Auditor Name:   Moore Stephens, CPAs, a Professional Corporation        Auditor Location:   Cranford, NJ, USA

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

In fiscal 2022, Walmart accounted for approximately 45%, Amazon.com accounted for approximately 32%, and Fred Meyer accounted for approximately 13% of the Company’s net revenues. In fiscal 2021, Walmart accounted for approximately 37%, Amazon.com accounted for approximately 33%, and Fred Meyer accounted for approximately 11% of the Company’s net revenues. No other customer accounted for more than 10% of net revenues in either period. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Walmart, Amazon.com and Fred Meyer accounted for approximately 69%, 17% and 11%, respectively, as of March 31, 2022. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Amazon.com and Walmart accounted for approximately 69% and 28%, respectively, as of March 31, 2021. No other customer accounted for more than 10% of the Company’s total trade accounts receivable, net of specific reserves, as of March 31, 2022 or March 31, 2021. Management believes that a loss, or a significant reduction, of sales to any of its key customers would have a material adverse effect on the Company’s business and results of operations.

Approximately 50% and 87% of the Company’s net revenues for the fiscal year ended March 31, 2022 (“fiscal 2022”) and the fiscal year ended March 31, 2021 (“fiscal 2021”), respectively, were made through third-party sales representative organizations that receive sales commissions and work in conjunction with the Company’s own sales personnel. With the Company’s permission, third-party sales representative organizations may sell competitive products in addition to the Company’s products. In most instances, either party may terminate a sales representative relationship on 30 days prior notice by the Company and 90 days prior notice by the sales representative organization in accordance with customary industry practice. In fiscal 2022, the Company utilized 4 sales representative organizations, including one which represented approximately 47% of its net revenues. In fiscal 2021, the Company utilized 4 sales representative organizations, including one which represented approximately 49% and another which represented approximately 30% of its net revenues. No other sales representative organization accounted for more than 10% of the Company’s net revenues in fiscal 2022 or fiscal 2021. The remainder of the Company’s sales are to customers that are serviced by its sales personnel. The loss or reduction of product sales made through third party sales representative organizations could have a material adverse effect on the Company’s business and results of operations. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.

The Company primarily sells product to customers from its United States warehoused inventory, which is referred to as the “Domestic Program”. Under the Domestic Program, title for product typically passes at the time of shipment. The Company’s direct import program (“Direct Import Program”) allows its customers to import and receive product directly from an export port in the country of manufacture outside the United States. Under the Direct Import Program, title for the Company’s product passes to the customer in the country of origin when the product is shipped by the Company’s subsidiary in China. Under both programs, the Company recognizes revenues at the time title passes to the customer as this is when the Company satisfies its performance obligation under the contracts with its customers. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During fiscal 2022 approximately 9% of the Company’s product sales were sold under the Direct Import Program. During fiscal 2021, less than 1% of the Company’s product sales were sold under the Direct Import Program.

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

Licensing Activities

The Company is currently party to one license agreement with a third party licensee that allows the licensee to manufacture and/or sell various products bearing the Company’s trademarks into defined geographic areas. Such activities have had a positive impact on operating results by generating income with minimal incremental costs and without any working capital requirements. The Company has engaged each of Leveraged Marketing Corporation of America (“LMCA”) and Global Licensing Services Pte Limited (“GLSL”) as an agent to assist in identifying and procuring licensing opportunities. The Company protects its brand through careful license and product selection and control processes.

See Item 1A — “Risk Factors — Business, Operational and Strategic Risks — “The failure to obtain new licensees and distribution relationships or to maintain relationships with its existing licensees and distributors could materially and adversely affect the Company’s revenues, earnings and business.”

Design and Manufacturing

The Company’s products are manufactured by original equipment manufacturers in accordance with the Company’s specifications. During fiscal 2022 and 2021, 100% of the Company’s product purchases consisted of finished goods from foreign manufacturers located in the People’s Republic of China.

The Company’s design team is responsible for product development and works closely with suppliers and determines the cosmetic and other features for new products. Accordingly, the exterior designs and operating features of the products reflect the Company’s judgment, or that of its customers, of current styles and consumer preferences.

The following summarizes the Company’s purchases from its major product suppliers that accounted for more than 10% of the Company’s total product purchases in fiscal 2022 and 2021:

	Fiscal Year
Supplier	2022	2021
Itoma	83%	59%
Midea	17%	40%
Total	100%	99%*
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

Employees

As of June 14, 2022, the Company had 22 employees, comprised of 10 in the United States and 12 in China. None of the Company’s employees are represented by unions, and the Company believes its labor relations are good.

Available Information

The Company’s corporate website is located at www.emersonradio.com. The Company files reports and other information with the SEC pursuant to the information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company makes available free of charge, on or through its website, the Company’s annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on the Company’s website is not part of this Annual Report on Form 10-K or any other report filed with the SEC. Readers may also read and copy any document the Company files at the SEC’s website at www.sec.gov.

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

The Company continues to monitor the effects of the global COVID-19 pandemic on all aspects of its operations and regions, including the effect on its consumers, employees, trade customers, suppliers and distribution channels. The pandemic has created significant business disruption and economic uncertainty, which has affected the Company’s supply chain, distribution channels and consumer demand for its products, and has directly and indirectly affected the Company’s business and operating results. However, the full extent of its impact will depend on future developments that are uncertain and cannot be accurately predicted, including the scope of any new virus mutations and outbreaks, the breadth and duration of any future business disruptions related to the COVID-19 pandemic, consumer confidence and the success of business and economic recovery as the pandemic recedes. The ultimate impact of the COVID-19 pandemic, or any other health epidemic, is highly uncertain and subject to change not only with the spread of the disease, but also with the scope and timing of governmental, regulatory, fiscal, monetary and public health responses.

Surges in demand related to COVID-19, as well as other factors, have continued to strain the global supply chain network, which has resulted in carrier-imposed capacity restrictions, carrier delays, and longer lead times. Demand for Chinese imports has caused shipment receiving and unloading backlogs at many U.S. ports that have been unable to keep pace with unprecedented inbound container volume. The situation has been further exacerbated by COVID-19 illness and protocols at many port locations. For example, the Company’s supply chain has been and may in the future be adversely affected with production delays, service disruptions or limited manufacturing volumes associated with shutdowns of factories, logistics providers and shippers or reduced numbers of workers or working hours in the respective facilities, limits on component supplies and diminished capability to implement engineering and design changes in a timely manner. In addition, the Company has experienced an increase in its freight costs as a result of the pandemic. Further, if the COVID-19 pandemic continues and the Company’s operations continue to be adversely affected, the Company risks a delay, default, violation and/or non-compliance under existing agreements. Many of these effects may not be covered by the Company’s existing insurance coverages.

The spread of COVID-19, which has caused a broad impact globally, has had and may continue to have a material economic effect on the Company’s business. For example, the pandemic and related measures taken to limit the spread of disease has resulted in retail store closures, both temporary and permanent, higher unemployment and greater economic uncertainty, which have and may continue to adversely affect consumer purchasing behavior. Consumer spending generally may also be negatively affected by general macroeconomic conditions and consumer confidence, including the effects of the current recession, resulting from the COVID-19 pandemic. This may negatively affect sales of the Company’s products at retail stores and online marketplace channels and through the Company’s licensing agreements. Any significant reduction in consumer visits to, or spending at, retail stores, caused by the COVID-19 pandemic, and any decreased spending at retail stores or online caused by decreased consumer confidence and spending following the pandemic, may result in a loss of sales of the Company’s products and profits and other material adverse effects.

While the potential economic effects and the duration of the COVID-19 pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets. In addition, the current recession has, and a depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect the Company’s business and the market value of its common stock. The Company does not yet know the full extent of potential delays or impacts on its business, its industry or the global economy as a whole, and the Company cannot predict the effects that COVID-19 pandemic-related business disruptions and economic uncertainty will have on its customers, suppliers, consumers, and each of their financial conditions. However, any material effect on these parties could further adversely affect the Company’s financial condition and results of operations. Additionally, notwithstanding ongoing efforts to manage COVID-19, including increased testing, widespread vaccination of the public and treatment of those who have contracted COVID-19, it is unclear when or whether progress in any of those areas will translate into an economic recovery that will restore consumer confidence and accelerate consumer spending. The effect of the COVID-19 pandemic may also exacerbate other risks discussed below in this “Risk Factors” section, any of which could have a material adverse effect on the Company’s business and financial condition. Accordingly, given that the potential of these effects of the COVID-19 pandemic on the Company’s operations has been and will likely continue to be material, the Company will continue to monitor the situation closely.

The Company relies on a small number of key customers for the majority of its business, and the loss or significant reduction in business with any of these key customers would materially and adversely affect the Company’s revenues and earnings.

Certain customers have historically made up a significant percentage of the Company’s product sales and net revenues. For fiscal 2022, Walmart, Amazon.com and Fred Meyer accounted for approximately 45%, 32% and 13%, respectively, of the Company’s net revenues. For fiscal 2021, Walmart, Amazon.com and Fred Meyer accounted for approximately 37%, 33% and 11%, respectively, of the Company’s net revenues. The Company expects that its online marketplaces will increasingly represent a significant portion of the Company’s product sales going forward. No other customer accounted for more than 10% of the Company’s net revenues during these periods. All customer purchases are made through purchase orders and the Company does not have any long-term contracts with its customers. Accordingly, sales from customers that have accounted for a significant portion of the Company’s net product sales and net revenues in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period, which has happened in the past and could happen in the future. Some of the Company’s key customers may also experience economic difficulties or otherwise default on their obligations to the Company. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of the Company’s key customers would cause a material and adverse change in the Company’s revenues and operating results.

The Company is dependent on a limited number of products for its sales.

The Company derives a substantial portion of its product revenues from a limited number of products, and the Company expects these products to continue to account for a large percentage of its product revenues in the near term. For the twelve months ended March 31, 2022, the Company’s gross product sales were comprised principally of two product types within two categories — housewares products and audio products. Microwave ovens, which product type is within the housewares category, generated approximately 21% of the Company’s gross product sales. Audio products generated approximately 79% of the Company’s gross product sales during fiscal 2022. For the twelve months ended March 31, 2021, the Company’s gross product sales were comprised principally of the same two product types within the same two categories — housewares products and audio products. Microwave ovens, which product type is within the housewares category, generated approximately 35% of the Company’s gross product sales.

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

A significant portion of the Company’s product sales are made through third party sales representative organizations, whose members are not employees of the Company. The Company’s level of sales depends on the effectiveness of these organizations, as well as the effectiveness of its own employees. Some of these third party representatives may sell (and do sell), with the Company’s permission, competitive products of third parties as well as the Company’s products. During fiscal 2022 and fiscal 2021, these organizations were responsible for approximately 50% and 87%, respectively, of the Company’s net revenues. In addition, in fiscal 2022 one of these representative organizations was responsible for approximately 47% of the Company’s net revenues and in fiscal 2021 one of these representative organizations was responsible for approximately 49% and another was responsible for approximately 30% of the Company’s net revenues. If any of the Company’s third party sales representative organizations engaged by the Company, especially the Company’s largest, fails to adequately promote, market and sell its products, the Company’s revenues could be significantly decreased until a replacement organization or distributor could be retained by the Company, which has happened in the past and could happen in the future. The loss or reduction of product sales made through third party sales representative organizations could have a material adverse effect on the Company’s business and results of operations. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.

The concentration of product sales among a limited number of retailers and the trend toward private label brands could materially reduce the Company’s revenues and profitability.

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

Over the past several years, the houseware and consumer electronics industry has undergone substantial consolidation, and further consolidation is likely. As a result of this consolidation, the houseware and consumer electronics industry primarily consists of a limited number of large retailers and distributors. The Company’s ability to gain or maintain its market share or maintain or enhance its relationships with key customers may be limited as a result of actions by competitors or the retailers’ increasing use of private label brands.

The failure to obtain new licensees and distribution relationships or to maintain relationships with its existing licensees and distributors could materially and adversely affect the Company’s revenues, earnings and business.

The Company maintains agreements that allow licensees to use the Company’s trademarks for the manufacture and sale of specific consumer electronics and other products into defined geographic areas. These agreements typically are for a limited period of time and, upon expiration, the Company cannot assure that its agreements with its licensees will be renewed in the future or that the Company’s relationships with its licensees or distributors will be maintained on satisfactory terms or at all. Although the Company has engaged each of LMCA and GLSL as an agent to assist the Company in identifying and procuring licensing opportunities, there can be no assurance that the Company will find and secure suitable licensees or distribution relationships. If the Company is unable to maintain its relationships with its licensees and distributors on terms satisfactory to the Company, or if it fails to obtain new licensees or distribution relationships or the Company’s licensees fail to protect the integrity and reputation of the Company’s trademarks, the value of the Emerson brand and the Company’s licensing revenues and earnings could be materially and adversely affected.

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

The Company does not have any long-term or exclusive purchase commitments with any of its suppliers. Itoma was the Company’s largest supplier and accounted for approximately 83% and 59% of the Company’s purchases of products during fiscal 2022 and fiscal 2021, respectively. The Company’s failure to maintain existing relationships with its suppliers or to establish new relationships on similar pricing and credit terms in the future could negatively affect the Company’s ability to obtain products in a timely manner. If the Company is unable to obtain an ample supply of product from its existing suppliers or secure alternative sources of supply, it may be unable to satisfy its customers’ orders, which could materially and adversely affect the Company’s revenues and relationships with its customers. Finding replacement suppliers could be a time consuming process during which the Company’s revenues and liquidity could be negatively impacted.

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

Factors that are largely beyond the Company’s control, such as the cost, quality and availability of the raw materials and components needed by suppliers of the Company’s products, may affect the cost of such products, and the Company may not be able to pass those costs on to its customers. The Company’s products use raw materials and components that have been and may continue to be subject to price surges, shortages or interruptions of supply, including semiconductor chips that have been subject to an ongoing significant shortage. The cost, quality and availability of these components are essential to the successful production and sale of the Company’s products. If the Company is unable to maintain supply sources of these raw materials and components, or if such sources fail to satisfy the Company’s supply requirements, the Company may lose sales and experience increased component costs. In particular, the Company utilizes semiconductor chips in its housewares products and audio products. Because semiconductor chips have been recently subject to an ongoing significant shortage, the Company’s ability to source these important components that use semiconductor chips has been adversely affected. These supply interruptions have resulted in increased component delivery lead times, delays in product production and increased costs to obtain components with available semiconductor chips. To the extent this semiconductor chip shortage continues, the production ability of the Company’s suppliers may continue to be impacted. Although the Company is seeking alternate sources of supply of these components, it may take several months to locate alternative suppliers or require the re-tooling of products to accommodate components from different suppliers. If the Company or its suppliers are unable to obtain components from third parties in the quantities and of the quality that the Company requires, on a timely basis and at acceptable prices, the Company may not be able to deliver its products on a timely or cost-effective basis to its customers, which could cause customers to terminate their contracts with the Company, reduce the Company’s gross margins and seriously harm its business, results of operations and financial condition.

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

The housewares and consumer electronics industry is highly competitive, especially with respect to pricing and the introduction of new products and features. The Company’s products compete in the low to medium-priced sector of the housewares and consumer electronics market and compete primarily on the basis of reliability, brand recognition, quality, price, design, consumer acceptance of the Emerson® trademark and quality service and support to retailers and its customers. The Company and many of its competitors are subject to factory cost increases, and the Company expects these pressures to continue. If these pressures are not mitigated by increases in selling price or cost reductions from the Company’s suppliers or changes in product mix, or if the consumers of the Company’s products change their buying habits as a result of the Company’s actions, the Company’s revenues and profits could be substantially reduced. In addition, the Company’s expanded marketing plan includes sales through online marketplaces, including Amazon.com, and the success of this plan depends on the Company’s ability to increase its visibility and continue to distribute its products through these online marketplaces. As compared to the Company, many of its competitors have significantly greater managerial, financial, marketing, technical and other competitive resources and greater brand recognition. As a result, the Company’s competitors may be able to (i) adapt more quickly to new or emerging technologies and changes in customer requirements; (ii) rapidly replicate new features and innovations that we may introduce into the market; (iii) devote greater resources to the promotion and sale of their products and services; and (iv) respond more effectively to pricing pressures. Competition could increase if new companies enter the market, existing competitors expand their product mix or the Company expands into new markets. An increase in competition could result in material price reductions or loss of the Company’s market share.

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

The Company depends on the experience and expertise of its senior management team and key technical employees, and the loss of any key employee may impair its ability to operate effectively.

The Company’s success depends upon the continued services of its senior management team and key technical employees. Each of the Company’s executive officers, key technical personnel and other employees could terminate his or her relationship with the

Company at any time. The loss of any member of the Company’s senior management team might significantly delay or prevent the achievement of the Company’s business objectives and could materially harm the Company’s business and customer relationships. In addition, turnover, particularly on the senior management team, with insufficient development of leadership talent and succession plans, could diminish employee confidence and increase risks for retaining key employees.

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

•	new product developments or introductions;
•	product reviews and other media coverage;
•	competition, including competitive price pressures; and
•	political instability, war (including the current conflict in Ukraine), acts of terrorism, public health threats, such as the ongoing COVID-19 pandemic, or other disasters.

As a result of any of these factors, the Company’s operating results may fluctuate significantly, which may in turn cause its stock price to decline.

Legal, Regulatory and Tax Risks

The Company is subject to a variety of U.S. and foreign laws and regulations that are central to the Company’s business; its failure to comply with these laws and regulations could harm the Company’s business or operating results.

The Company is or may become subject to a variety of laws and regulations in the United States and abroad that involve matters central to its business, including laws and regulations regarding consumer protection, advertising, electronic commerce, intellectual property, manufacturing, anti-bribery and anti-corruption, and economic or other trade prohibitions or sanctions.

The increasingly global nature of the Company’s business operations subjects the Company to domestic and foreign laws and regulations such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery and anti-corruption laws in other jurisdictions. The Company’s products are also subject to U.S. export controls, including the United States Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls. The Company is also subject to a variety of laws and regulations regarding information security and privacy. For example, the European Union's General Data Protection Regulation and the California Consumer Privacy Act, or new interpretations of existing laws and regulations, impose significant requirements on how the Company collects, processes and transfers personal data, as well as significant fines for non-compliance. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

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

Because the techniques such as viruses and worms, phishing attacks, distributed denial-of-service attacks, ransomware, used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, the Company may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications the Company procures from third parties or uses in its online marketplaces may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to the Company’s systems or facilities through fraud, trickery or other forms of deceiving its employees. Accordingly, the Company may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, or if such measures are implemented, and even with appropriate training conducted in support of such measures, human errors may still occur. It is virtually impossible for the Company to entirely mitigate this risk. A party, whether internal or external, who is able to circumvent the Company’s security measures or those of its vendors could misappropriate information. In addition, cyber insurance may not protect against all of the costs and liabilities arising from a cyber-attack.

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

The Company operates its business in jurisdictions where intellectual property theft or compromise is common.

Currently, a majority of the Company’s products are manufactured in China. Subject to contractual confidentiality obligations, the Company is required to share significant product design materials with third-parties necessary for the design and manufacture of our products. The Company cannot be sure that its data or intellectual property will not be compromised through cyber-intrusion, theft or other means, particularly when the data or intellectual property is held by partners in foreign jurisdictions. Should the Company’s intellectual property be compromised, it may be difficult to enforce the Company’s rights in China and other foreign jurisdictions in which the Company operates.

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

Nimble Holdings Company Limited (“Nimble”), formerly known as The Grande Holdings Limited, through one of its indirect subsidiaries, is the beneficial owner of approximately 72.4% of the Company’s outstanding common stock as of March 31, 2022. As a result, the Company is a “controlled company” within the meaning of the NYSE American Company Guide. Under the NYSE American rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE American corporate governance requirements, including the requirements that:

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

Nimble, through one of its indirect subsidiaries, is the beneficial owner of approximately 72.4% of the Company’s outstanding common stock as of March 31, 2022. As a result, Nimble will be able to exert significant influence over the Company’s business and have the ability to control the approval process for actions by the Company that require stockholder approval, including: the election of the Company’s directors and the approval of mergers, sales of assets or other significant corporate transactions or matters submitted for stockholder approval. Nimble may have interests that differ from your interests and may cause the shares in the Company beneficially owned by Nimble to be voted in a way with which you disagree and that may be adverse to your interests. In addition, several provisions of the Company’s organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of the Company’s common stock. Under the terms of the Company’s certificate of incorporation, its board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for the Company’s common stock, including transactions that may be in your best interests.

The Company’s bylaws designate the Court of Chancery of the State of Delaware or the federal district courts in Delaware as the exclusive forum for certain litigation that may be initiated by the Company’s stockholders, which could limit stockholders’ ability to have certain claims heard in any other judicial forum.

Pursuant to the Company’s corporate bylaws, as amended (the “bylaws”), unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee of the Company or any stockholder to the Company or the Company’s stockholders; (iii) any action or proceeding asserting a claim against the Company or any current or former director, officer or other employee of the Company or any stockholder arising pursuant to any provision of the General Corporation Law of Delaware or the Company’s certificate of incorporation or bylaws (as each may be amended from time to time); (iv) any action or proceeding to interpret, apply, enforce or determine the validity of the Company’s certificate of incorporation or bylaws (including any right, obligation or remedy thereunder); (v) any action or proceeding as to which the General Corporation Law of Delaware confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action asserting a claim against the Company or any director, officer or other employee of the Company or any stockholder, governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. This forum selection clause in the Company’s bylaws does not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts of the United States of America have exclusive jurisdiction. The bylaws further provide, that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. In addition, the bylaws provide that any person or entity holding, owning or otherwise acquiring any interest in shares of capital stock of the Company shall be deemed to have notice of and to have consented to these provisions. The forum selection clause in the Company’s bylaws may limit stockholders’ ability to have certain claims heard in any court other than in the Court of Chancery or the federal district courts in Delaware.

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

(b) Holders

At June 14, 2022, there were 160 stockholders of the Company’s common stock whose shares were registered with the Company’s transfer agent. Such number does not include beneficial owners holding the Company’s common stock through nominee names.

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

Results of Operations:

The following table summarizes certain financial information for the fiscal years ended March 31, 2022 and 2021 (in thousands):

	Twelve Months Ended March 31,
	2022	2021
Net product sales	$7,941	$7,200
Licensing revenue	265	245
Net revenues	8,206	7,445
Cost of sales	6,237	5,749
Selling, general and administrative expenses	5,409	5,906
Operating loss	(3,440)	(4,210)
Loss on settlement of litigation	(450)	-
Interest income, net	57	151
Income from governmental assistance programs	207	83
Loss before income taxes	(3,626)	(3,976)
Provision for income taxes	-	-
Net loss	$(3,626)	$(3,976)

Results of Operations — Fiscal 2022 compared with Fiscal 2021

Net product sales — Net product sales for fiscal 2022 were $7.9 million as compared to $7.2 million for fiscal 2021, an increase of $0.7 million, or 10.3% as detailed below. The Company’s sales were highly concentrated among three customers - Walmart, Amazon.com and Fred Meyer, where gross product sales to these three customers were in the aggregate approximately 90.5% and 82.1% of the Company’s total gross product sales in fiscal 2022 and fiscal 2021, respectively. The increase in net product sales during fiscal 2022 was primarily driven by increased consumer demand for certain of the Company’s products offered by these customers, in particular clock radios as consumers spent more time at home and shopped online, and the Company’s and its core customers’ ability to continue to sell products under difficult economic conditions, including through online channels. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately nil and $53,000 for fiscal 2022 and fiscal 2021, respectively. Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. The major elements which contributed to the overall increase in net product sales were as follows:

i)

Houseware product net sales decreased $0.9 million, or 35.9%, to $1.7 million in fiscal 2022 as compared to $2.6 million in fiscal 2021, principally driven by a decrease in sales of microwave ovens and by a decrease in sales of toaster ovens.

ii)

Audio product net sales were $6.3 million in fiscal 2022 compared to $4.6 million in fiscal 2021, an increase of $1.7 million, or 36.4%, resulting from increased net sales of clock radios. The Company benefitted from the introduction of new clock radios into the marketplace during fiscal 2022.

Business operations — The Company expects to continue to expand its existing distribution channels and to develop and promote new products with retailers in the U.S. The Company is also continuing to invest in products and marketing activities to expand its sales through internet and ecommerce channels. These efforts require investments in appropriate human resources, media marketing and development of products in various categories in addition to the traditional home appliances and audio products on which the Company has historically focused. The Company also is continuing its efforts to identify strategic courses of action related to its licensing activities, including seeking new licensing relationships. The Company has engaged each of LMCA and GLSL as an agent to assist in identifying and procuring potential licensees.

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

Recent Developments — On April 19, 2022, the US District Court for the District of Delaware granted judgment in favor of the Company in its trademark infringement lawsuit against air conditioning and heating products provider Emerson Quiet Kool and wholesaler Home Easy (the “defendants”). Among other things, the court order issues an injunction and directs the US Patent and Trademark Office to cancel the defendants’ existing and proposed “Emerson Quiet Kool” trademarks and prohibits defendants from registering or applying to register the same mark or any other mark or name containing the word “Emerson” going forward. The judgment also awards $6.5 million to the Company. Like any judgment, there is no guarantee that the Company will be able to collect the judgment or, if it is able to collect, how soon it will be able to do so. The Company is pursuing various post-judgment motions against defendants. The defendants have filed a notice of appeal of the judgment.

Licensing revenue — Licensing revenue in fiscal 2022 was approximately $265,000 as compared to $245,000 for fiscal 2021, an increase of $20,000, or 8.2%, which was driven primarily by the escalation of the annual minimum royalty of the Company’s licensee.

Net revenues —The Company’s net revenues were $8.2 million for fiscal 2022 as compared to $7.4 million for fiscal 2021, an increase of $0.8 million, or 10.2%, which was driven primarily by the increase in audio product net sales, offset by the decrease in houseware product net sales.

Cost of sales — Cost of sales includes the components described in Note 1 “Cost of Sales” of the Notes to the Consolidated Financial Statements. In absolute terms, cost of sales increased $0.6 million, or 11.8%, to $6.2 million in fiscal 2022 as compared to $5.7 million in fiscal 2021. The increase in absolute terms for fiscal 2022 as compared to fiscal 2021 was primarily related to the improvement in net product sales partially offset by lower year-over-year gross cost of sales as a percentage of gross sales. The decrease in gross cost of sales as a percentage of gross sales for fiscal 2022 as compared to fiscal 2021 was primarily related to the change in product mix as described above, partially offset by increased year-over-year shipping costs. The amounts presented are based on the change in methodology regarding the Company’s definition of Cost of Sales. See Note 1 “Significant Accounting Policies” of the Notes to the Consolidated Financial Statements.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 65.8% in fiscal 2022 as compared to 79.1% in fiscal 2021. Fiscal 2022 S,G&A, in absolute terms, was $5.4 million and in fiscal 2021 S,G&A, in absolute terms, was $5.9 million, an increase of $0.5 million, or 8.4%. The decrease in S,G&A was primarily due to reduced legal fees of approximately $249,000 or 16.4%. Legal fees during fiscal 2022 were approximately $1,273,000 as compared to $1,522,000 during fiscal 2021. The majority of the decrease in legal fees concerned the protection of the Emerson® trademark. The Company also benefitted by reductions in compensation costs of $127,000 and commission fees of $52,000.

Loss on settlement of litigation — On January 3, 2022, a legal settlement was entered into between the Company and one of its former directors that resolved certain disputes, including certain claims against the former director and an indemnification claim made by the former director. The amount of the settlement was $450,000.

Interest income, net — Interest income, net, was $57,000 in fiscal 2022 as compared to $151,000 in fiscal 2021, resulting from a decrease in interest rates earned on the Company’s short term investments during fiscal 2022.

Income from governmental assistance programs — During fiscal 2022, the Company recorded income of approximately $207,000, related to its Paycheck Protection Program (“PPP”) loan forgiveness. During fiscal 2021, the Company recorded income of approximately $83,000, related to assistance received from the Hong Kong government under a similar program called the Employment Support Scheme. See “Note 15 - Paycheck Protection Program and Employment Support Scheme”.

Provision for income tax expense — The Company adopted ASU 2019-12 during fiscal 2022 and recorded its non-income based state taxes of approximately $11,000 to S,G&A. In order to conform fiscal 2021 to the current presentation, approximately $15,000 of non-income based state taxes were reclassified to S,G&A. In fiscal 2022 and fiscal 2021, the Company recorded a full valuation allowance against its deferred tax assets of approximately $844,000 and $615,000, respectively. See Note 5 “Income Taxes” of the Notes to the Consolidated Financial Statements.

Net (loss) — As a result of the foregoing factors, the Company recorded a net loss of $3.6 million for fiscal 2022 as compared to a net loss of $4.0 million for fiscal 2021.

Liquidity and Capital Resources

General

As of March 31, 2022, the Company had cash and cash equivalents of approximately $25.6 million as compared to approximately $5.2 million at March 31, 2021. Working capital decreased to $28.1 million at March 31, 2022 as compared to $32.1 million at March 31, 2021. The increase in cash and cash equivalents of approximately $20.4 million is set out in “Cash Flows” below.

Cash Flows

Net cash used by operating activities was approximately $4.7 million for fiscal 2022, compared to approximately $4.3 million for fiscal 2021, resulting from a $3.6 million loss generated during the period, a $0.6 million increase in accounts receivable, a $0.4 million increase in right of use assets, a $0.2 million decrease in income taxes payable, a $0.2 million increase in the Company’s PPP loan forgiveness and a $0.2 million increase in inventory partially offset by a $0.2 million decrease in prepaid purchases, a $0.2 million increase in amortization of right-of-use assets and a $0.1 million increase in long term lease liabilities.

Net cash provided by investing activities was $25.0 million for fiscal 2022, compared to $3.0 million for fiscal 2021, primarily due to a decrease of investments in short term deposits.

Net cash provided by financing activities was nil for fiscal 2022 for fiscal 2022, compared to $0.2 million for fiscal 2021.

Credit Arrangements

Letters of Credit — The Company utilizes the services of one of its banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2022 and March 31, 2021, the Company had no letters of credit outstanding.

Short-term Liquidity

The Company’s principal existing sources of cash are generated from operations. The Company believes that its cash on hand and existing sources of cash will be sufficient to support its existing operations over the next 12 months.

Historically, a significant percentage of the Company’s product sales were made under the Direct Import Program. The direct importation of product by the Company to its customers can significantly benefit the Company’s liquidity because this inventory does not need to be financed by the Company. In fiscal 2022, approximately 9% of the Company’s product sales were imported directly to the Company’s customers. In fiscal 2021, less than 1% of the Company’s product sales were imported directly to the Company’s customers.

As of March 31, 2022, there were no capital expenditure or other commitments other than the normal purchase orders used to secure product.

Paycheck Protection Program Loan

In April and May of 2020, the Company applied for and received aggregate PPP loan proceeds of approximately $204,000 under the PPP. The PPP loan accrued interest at 1% and matures two years from the date of issuance, with a deferral of payments for the first six months. The Company used all of the PPP loan proceeds for qualifying expenses in accordance with terms of the Coronavirus Aid, Relief, and Economic Security Act and applied for forgiveness of the loan to the extent applicable. On July 5, 2021, the Company’s PPP loan was completely forgiven by the Small Business Administration. See Note 15 “Paycheck Protection Program and Employment Support Scheme” of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, the Company did not have any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

Legal Matters

The Company is subject to various legal proceedings, the outcomes of which are inherently uncertain. The Company records any potential gains related to legal proceedings only after cash is collected. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. Resolution of legal matters in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results. See Note 11 in the Notes to the Consolidated Financial Statements.

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

Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out basis and includes inventory purchase costs and allocated overhead. The Company records valuation adjustments for the excess cost of inventory over the estimated net realizable value. Valuation adjustments for slow-moving and obsolete inventory are calculated on an individual product basis based on physical inspection of the product in connection with a physical inventory, review of slow-moving products, forecasted sales, and consideration of active marketing programs.

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

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” (Issued December 2019)

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. This standard is required to take effect in the Company’s first quarter (June 2021) of the Company’s fiscal year ending March 31, 2022. The impact of ASU 2019-12 on the Company’s consolidated financial statements is limited. The Company is currently only subject to non-income based state taxes.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries (the “Company”) as of March 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the years in the two -year period ended March 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of their operations and their cash flows for each of the two-year period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

June 23, 2022

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended March 31, 2022 and 2021

(In thousands, except per share data)

	2022	2021

Net revenues:
Net product sales	$7,941	$7,200
Licensing revenue	265	245
Net revenues	8,206	7,445
Costs and expenses:
Cost of sales	6,237	5,749
Selling, general and administrative expenses	5,409	5,906
	11,646	11,655
Operating loss	(3,440)	(4,210)
Other (loss) income:
Loss on settlement of litigation	(450)	—
Interest income, net	57	151
Income from governmental assistance programs	207	83
Loss before income taxes	(3,626)	(3,976)
Provision for income tax expense	—	—
Net loss	(3,626)	(3,976)
Basic loss per share	$(0.17)	$(0.19)
Diluted loss per share	$(0.17)	$(0.19)
Weighted average shares outstanding
Basic	21,043	21,043
Diluted	21,043	21,043

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2022 and 2021

(In thousands)

	March 31, 2022	March 31, 2021

ASSETS
Current Assets:
Cash and cash equivalents	$25,576	$5,245
Short term investments	—	25,045
Accounts receivable, net	1,294	691
Inventory	2,112	1,961
Prepaid purchases	141	361
Prepaid expenses and other current assets	390	289
Total Current Assets	29,513	33,592
Non-Current Assets:
Property and equipment, net	2	—
Right-of-use asset-operating leases	403	213
Right-of-use asset-finance leases	2	3
Other assets	90	94
Total Non-Current Assets	497	310
Total Assets	$30,010	$33,902
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	758	788
Paycheck Protection Program loan	—	204
Due to affiliate	—	1
Short-term operating lease liability	211	152
Short-term finance lease liability	1	1
Income tax payable, current portion	195	195
Deferred revenue	210	195
Total Current Liabilities	1,375	1,536
Non-Current Liabilities:
Long-term operating lease liability	201	82
Long-term finance lease liability	2	3
Income tax payable	1,613	1,836
Total Non-Current Liabilities	1,816	1,921
Total Liabilities	$3,191	$3,457
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at March 31, 2022 and March 31, 2021, respectively; 21,042,652 shares outstanding at March 31, 2022 and March 31, 2021, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(23,611)	(19,985)
Treasury stock, at cost (31,923,145 shares at March 31, 2022 and March 31, 2021, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	26,819	30,445
Total Liabilities and Shareholders’ Equity	$30,010	$33,902

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended March 31, 2022 and 2021

(In thousands)

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2020	$3,310	52,965,797	$529	$79,792	$(16,009)	$(33,201)	$34,421
Net loss	—	—	—	—	(3,976)	—	(3,976)
Balance — March 31, 2021	$3,310	52,965,797	$529	$79,792	$(19,985)	$(33,201)	$30,445
Net loss	—	—	—	—	(3,626)	—	(3,626)
Balance — March 31, 2022	$3,310	52,965,797	$529	$79,792	$(23,611)	$(33,201)	$26,819

The accompanying notes are an integral part of the consolidated financial statements

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended March 31, 2022 and 2021

	2022	2021
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(3,626)	$(3,976)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Loan forgiveness from Paycheck Protection Program	(204)	—
Amortization of right-of-use assets	214	231
Depreciation and amortization	—	2
Asset valuation allowances	6	(22)
Changes in assets and liabilities:
Accounts receivable	(609)	(185)
Inventory	(151)	(43)
Prepaid purchases	220	(111)
Prepaid expenses and other current assets	(101)	38
Other assets	4	—
Accounts payable and other current liabilities	(30)	196
Right of use assets-operating	(403)	—
Short term lease liabilities	59	(89)
Long term lease liabilities	118	(153)
Due to affiliate	(1)	1
Income taxes payable	(223)	(197)
Deferred revenue	15	15
Net cash (used) by operating activities	(4,712)	(4,293)
Cash Flows From Investing Activities:
Proceeds from sale of short-term investments	25,045	28,101
Purchases of short-term investments	—	(25,045)
Disposals to property and equipment		2
Additions to property and equipment	(2)	—
Net cash provided by investing activities	25,043	3,058
Cash Flows from Financing Activities:
Proceeds from Paycheck Protection Program loan	—	204
Net cash provided by financing activities	—	204
Net increase in cash and cash equivalents	20,331	(1,031)
Cash and cash equivalents at beginning of the year	5,245	6,276
Cash and cash equivalents at end of the year	$25,576	$5,245
Supplemental disclosures:
Cash paid for:
Interest	$11	$7
Income taxes	$222	$197

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

Long-Lived Assets

The Company’s long-lived assets include property and equipment. At March 31, 2022, the Company had approximately $2,000 of property and equipment, net of accumulated depreciation. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topics 350 “Intangibles” and 360 “Property, Plant and Equipment”. The recoverability of assets held and used is measured by a comparison of the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. If impairment is deemed to exist, the asset will be written down to fair value. Any such impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

Licensing

In addition to the distribution of products, the Company grants licenses for the right to access the Company’s intellectual property, specifically the Company’s trademarks, for a stated term for the manufacture and/or sale of consumer electronics and other products under agreements which require payment of either (i) a non-refundable minimum guaranteed royalty or, (ii) the greater of the actual royalties due (based on a contractual calculation, normally comprised of actual product sales by the licensee multiplied by a stated royalty rate, or “Sales Royalties”) or a minimum guaranteed royalty amount. In the case of (i), such amounts are recognized as revenue on a straight-line basis over the term of the license agreement. In the case of (ii), Sales Royalties in excess of guaranteed minimums are accounted for as variable fees and are not recognized as revenue until the Company has ascertained that the licensee’s sales of products have exceeded the guaranteed minimum. In effect, the Company recognizes the greater of Sales Royalties earned to date or the straight-line amount of minimum guaranteed royalties to date. In the case where a royalty is paid to the Company in advance, the royalty payment is initially recorded as a liability and recognized as revenue as the royalties are deemed to be earned according to the principles outlined above.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out basis and includes inventory purchase costs and allocated overhead. The Company records valuation adjustments for the excess cost of inventory over the estimated net realizable value. Valuation adjustments for slow-moving and obsolete inventory are calculated on an individual product basis based on physical inspection of the product in connection with a physical inventory, review of slow-moving products, forecasted sales, and consideration of active marketing programs.

Accounts Receivable

The Company extends credit based upon evaluations of a customer’s financial condition and provides for any anticipated credit losses in the Company’s financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Credit is extended for periods between 10 and 90 days, on a net basis. If the financial condition of a customer deteriorates, resulting in an impairment of that customer’s ability to make payments, additional reserves may be required. Conversely, reserves are reduced to reflect credit and collection improvements. Receivables are written off once they are considered uncollectible. The allowance for doubtful accounts receivable increased $1,600 for the year ended March 31, 2022 and decreased by $2,400 for the year ended March 31, 2021.

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

Sales Return Reserves

Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends and changes in customer demand for the Company’s products when evaluating the adequacy of the reserve for sales returns. Management judgments and estimates must be made and used in connection with establishing the sales return reserves in any accounting period. Additional reserves may be required if actual sales returns increase above the historical return rates. Conversely, the sales return reserve could be decreased if the actual return rates are less than the historical return rates, which were used to establish the reserve. The sales return reserves increased $23,000 for the year ended March 31, 2022 and decreased $17,000 for the year ended March 31, 2021.

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

The Company generally does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations and there were no foreign exchange forward contracts held by the Company at March 31, 2022 or March 31, 2021.

Advertising Expenses

Advertising expenses are charged against earnings as incurred and are included in selling, general and administrative expenses. The Company incurred $42,000 of advertising expenses during fiscal 2022 and $23,000 during fiscal 2021.

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

The sales and marketing support accrual activity for fiscal 2022 and fiscal 2021 was as follows (in thousands):

Balance at March 31, 2020	$99
additions	412
usages	(367)
adjustments	(53)
Balance at March 31, 2021	$91
additions	440
usages	(473)
adjustments	18
Balance at March 31, 2022	$76

Interest income, net

The Company records interest income as earned and interest expense as incurred. The net interest income for fiscal 2022 and 2021 consists of:

	2022	2021
	(In thousands)
Interest expense	$(11)	$(7)
Interest income	68	158
Interest income, net	$57	$151

Income Taxes

Deferred income taxes are recorded to account for the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets have been recorded net of an appropriate valuation allowance, to the extent management believes it is more likely than not that such assets will be realized. (See Note 5 “Income Taxes.”) Any tax penalties are recorded as part of selling, general and administrative expenses and any interest to which the Company is subject, is recorded as a part of income tax expense. Penalties and interest incurred during fiscal 2022 and fiscal 2021 were approximately nil.

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

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” (Issued December 2019)

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. This standard is required to take effect in the Company’s first quarter (June 2021) of the Company’s fiscal year ending March 31, 2022. The impact of ASU 2019-12 on the Company’s consolidated financial statements is limited. The Company is currently only subject to non-income based state taxes.

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

NOTE 2 — INVENTORIES:

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of March 31, 2022 and March 31, 2021, inventories consisted exclusively of purchased finished goods.

NOTE 3 — RELATED PARTY TRANSACTIONS:

From time to time, Emerson engages in business transactions with its controlling shareholder, Nimble Holdings Company Limited (“Nimble”), formerly known as The Grande Holdings Limited, and one or more of Nimble’s direct and indirect subsidiaries, or with entities related to the Company’s Chairman of the Board. Set forth below is a summary of such transactions.

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the Securities and Exchange Commission (“SEC”) on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of March 31, 2022. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

Related Party Transactions

         Charges of rental and utility fees on office space in Hong Kong

During fiscal 2022 and fiscal 2021, the Company was billed approximately $166,000 and $172,000, respectively, for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board.  The Company owed nil to VACL related to rental charges as of March 31, 2022 and March 31, 2021.

During fiscal 2022 and fiscal 2021, the Company was billed approximately $2,000 and $5,000, respectively, for its share of installation charges related to an air conditioning system, and purchase of protective materials for coronavirus from Vigers Strategic Services Ltd (“VSSL”), which is a company related to the Company’s Chairman of the Board. Vigers Strategic Services Ltd is formerly known as Lafe Strategic Services Ltd. The Company owed approximately nil and $1,000 to VSSL related to these charges as at March 31, 2022 and March 31, 2021, respectively.

NOTE 4 — PROPERTY AND EQUIPMENT:

As of March 31, 2022 and 2021, property and equipment is comprised of the following:

	2022	2021
	(In thousands)
Computer equipment and software	$219	$217
Furniture and fixtures	163	163
Leasehold improvements	8	8
	390	388
Less accumulated depreciation and amortization	(388)	(388)
	$2	$—

Depreciation of property and equipment amounted to approximately $300 and $2,000 for the twelve months ended March 31, 2022 and 2021, respectively. During fiscal 2022, the Company did not dispose of any property and equipment. During fiscal 2021, the Company disposed of property and equipment with gross book values totaling approximately $4,000. The Company recognized a total net loss of $2,000 on these disposals in fiscal 2021.

NOTE 5 — INCOME TAXES:

The Company’s provision for income tax expense for fiscal 2022 and fiscal 2021 was as follows:

	2022	2021
(In thousands)
Current:
Federal	$—	$—
Foreign, state and other	—	—
Deferred:
Federal	—	—
Foreign, state and other	—	—
Provision for income tax expense	$—	$—

The Company adopted ASU 2019-12 (Topic 740) Simplifying the Accounting for Income Taxes during fiscal 2022. In the table above, the income tax expense of $11,000 in fiscal 2022 and $15,000 in fiscal 2021, was removed as it represented non-income based taxes.

The Company files a consolidated federal return and certain state and local income tax returns.

The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory federal rate of 21% to earnings before income taxes for fiscal 2022 and fiscal 2021 is analyzed below:

	2022	2021
	(In thousands)
Statutory provision	$(765)	$(832)
Foreign subsidiary	(4)	(14)
State taxes	(180)	(199)
Permanent differences	12	31
Adjustment to prior year taxes	93	399
Valuation allowance	844	615
Provision for income tax expense	$—	$—

As of March 31, 2022 and March 31, 2021, the significant components of the Company’s deferred tax assets which were classified as non-current, were as follows:

	2022	2021
	(In thousands)
Deferred tax assets:
Accounts receivable reserves	$34	$32
Inventory reserves	209	162
Accruals	14	18
Property and equipment and intangible assets	39	67
Net operating loss and credit carry forwards	4,064	3,237
Valuation allowance	(4,360)	(3,516)
Total deferred tax assets	$—	$—

The Company has $14.4 million of U.S. federal net operating loss carry forwards (“NOLs”) as of March 31, 2022.

The Company has $17.6 million of state NOLs as of March 31, 2022 as follows:

Loss Year (Fiscal)	Included in DTA	Expiration Year (Fiscal)
2016	$1.4 million	2034
2017	$0.8 million	2036
2018	$2.6 million	2037
2019	$2.7 million	2038
2020	$3.0 million	2039
2021	$3.7 million	2040
2022	$3.4 million	2041
Total	$17.6 million

The tax benefits related to these state NOLs and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

The income of foreign subsidiaries before taxes was $99,000 for the fiscal year ended March 31, 2022 as compared to income before taxes of $123,000 for the fiscal year ended March 31, 2021, respectively.

The Company analyzed the future reasonability of recognizing its deferred tax assets at March 31, 2022. As a result, the Company concluded that a valuation allowance of approximately $4,360,000 would be recorded against the assets.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of March 31, 2022, the Company’s open tax years for examination for U.S. federal tax are 2017-2020, and for U.S. states’ tax are 2012-2020. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

As of March 31, 2022 the Company is asserting under ASC 740-30 that all of the unremitted earnings of its foreign subsidiaries are indefinitely invested. The Company evaluates this assertion each period based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S.

  The Tax Cut and Job Act (“TCJA”) establishes new tax rules designed to tax U.S. companies on global intangible low-taxed income (GILTI) earned by foreign subsidiaries. The Company has evaluated this provision of the TCJA and the application of ASC 740 and its impact is reflected in the financial statements as of March 31, 2022.

NOTE 6 — COMMITMENTS AND CONTINGENCIES:

The Company’s ERP software provider is subscription based with annual commitments as follows (in thousands).

Fiscal Years	Amount
2023	$32
2024	—
2025	—
2026	—
2027	—
Thereafter	—
Total	$32

Rent expense resulting from leases with non-affiliated companies aggregated $92,000 for both fiscal 2022 and 2021.

Letters of Credit:

The Company utilizes the services of one of its banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2022 and March 31, 2021, the Company had no letters of credit outstanding.

Capital Expenditure:

As of March 31, 2022 and March 31, 2021, there were no capital expenditures or other commitments other than the normal purchase orders used to secure product.

Employee Benefit Plan:

The Company currently sponsors a defined contribution 401(k) retirement plan which is subject to the provisions of the Employee Retirement Income Security Act. The Company matches a percentage of the participants’ contributions up to a specified amount. These contributions to the plan for fiscal 2022 and 2021 were $22,000 and $21,000, respectively, and were charged against earnings for the periods presented.

NOTE 7 — SHAREHOLDERS’ EQUITY:

Common Shares:

Authorized common shares total 75,000,000 with a par value $0.01 per share, of which 21,042,652 were outstanding as of March 31, 2022 and March 31, 2021. Shares held in treasury at March 31, 2022 and March 31, 2021 were 31,923,145.

        Series A Preferred Stock:

The Company has issued and outstanding 3,677 shares of Series A Preferred Stock, $.01 par value (“Preferred Stock”), with a face value of $3,677,000, which had no determinable market value as of March 31, 2022. The Preferred Stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

NOTE 8 — SHORT TERM INVESTMENTS:

At March 31, 2022 and March 31, 2021, the Company held short-term investments in deposits totaling nil and $25.0 million, respectively. The Company held  $22.0 million in deposits which were classified as cash equivalents as of March 31, 2022 and $1.0 million in deposits classified as cash equivalents as of March 31, 2021.

NOTE 9 — NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted loss per share for the years ended March 31, 2022 and March 31, 2021:

	Twelve Months Ended March 31,
	2022	2021

Numerator:
Net loss	$(3,626)	$(3,976)
Denominator:
Denominator for basic and diluted loss per share — weighted average shares	21,043	21,043
Net loss per share:
Basic and diluted loss per share	$(0.17)	$(0.19)

For the years ended March 31, 2022 and March 31, 2021, there were no outstanding instruments which were potentially dilutive.

NOTE 10 — LICENSE AGREEMENTS:

The Company is currently party to one license agreement that allows the licensee to access the Company’s trademarks for the manufacture and/or the sale of consumer electronics and other products. The license agreement (i) allows the licensee to use the Company’s trademarks for a specific product category, or for sales within specific geographic areas, or for sales to a specific customer base, or any combination of the above, or any other category that might be defined in applicable license agreement and (ii) may be subject to renewal at the initial expiration of applicable agreement and is governed by the laws of the United States. The Company recorded licensing revenues of $265,000 in fiscal 2022 and $245,000 in fiscal 2021 under the license agreement. The licensing agreement expires on December 31, 2022. A renewal agreement between the parties has yet to be determined.

NOTE 11 — LEGAL PROCEEDINGS:

On April 19, 2022, the US District Court for the District of Delaware granted judgment in favor of the Company in its trademark infringement lawsuit against air conditioning and heating products provider Emerson Quiet Kool and wholesaler Home Easy (the “defendants”). Among other things, the court order issues an injunction and directs the US Patent and Trademark Office to cancel the defendants’ existing and proposed “Emerson Quiet Kool” trademarks and prohibits defendants from registering or applying to register the same mark or any other mark or name containing the word “Emerson” going forward. The judgment also awards $6.5 million to the Company. Like any judgment, there is no guarantee that the Company will be able to collect the judgment or, if it is able to collect, how soon it will be able to do so. The Company is pursuing various post-judgment motions against defendants. The defendants have filed a notice of appeal of the judgment.

The Company is not currently a party to any other legal proceedings other than litigation matters, in most cases involving ordinary and routine claims incidental to its business. Management cannot estimate with certainty the Company’s ultimate legal and financial liability with respect to such pending litigation matters. However, management believes, based on its examination of such matters, that the Company’s ultimate liability will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 12 — RISKS AND UNCERTAINTIES:

Customer Concentration

For fiscal 2022, the Company’s three largest customers accounted for approximately 90% of the Company’s net revenues, with Walmart accounting for 45%, Amazon.com accounting for 32% and Fred Meyer accounting for 13%. For fiscal 2021, the Company’s three largest customers accounted for approximately 81% of the Company’s net revenues with Walmart accounting for 37%, Amazon.com accounting for 33% and Fred Meyer accounting for 11%.

Product Concentration

For fiscal 2022, the Company’s gross product sales were comprised of two product types within two categories — housewares products and audio products. Microwave ovens, which product type is within the housewares category, generated approximately 21% of the Company’s gross product sales. Audio products generated approximately 79% of the Company’s gross product sales during fiscal 2022.

For fiscal 2021, the Company’s gross product sales were comprised of the same two product types within the same two categories — housewares products and audio products. Microwave ovens, which product type is within the housewares category, generated approximately 35% of the Company’s gross product sales. Audio products generated approximately 63% of the Company’s gross product sales during fiscal 2021.

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

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, Walmart, Amazon.com and Fred Meyer accounted for 69%, 17% and 11%, respectively, as of March 31, 2022. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Amazon.com and Walmart accounted for 69% and 28%, respectively, as of March 31, 2021. No other customer accounted for more than 10% of the Company’s total trade accounts receivable, net of specific reserves, as of March 31, 2022 or March 31, 2021. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The accounts receivable allowance for doubtful accounts on the Company’s total trade accounts receivable balances was approximately $4,000 at March 31, 2022 and approximately $2,000 at March 31, 2021. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash and restricted cash balances on deposit in the U.S. as of March 31, 2022 and March 31, 2021 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash, cash equivalents and restricted cash balances in excess of these FDIC-insured limits were approximately $25.3 million and approximately $5.0 million at March 31, 2022 and March 31, 2021, respectively.

Supplier Concentration

During fiscal 2022, the Company procured 100% of its products for resale from its two largest factory suppliers, both of which are located in China, and of these, the Company procured approximately 83% of these products from one of them and approximately 17% from the other. During fiscal 2021, the Company procured approximately 99% of its products for resale from its two largest factory suppliers, and of these, the Company procured approximately 59% of these products from one of them and approximately 40% from the other.

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

NOTE 13 — GEOGRAPHIC INFORMATION:

Net revenues and long-lived assets of the Company for the fiscal years ended March 31, 2022 and March 31, 2021 are summarized below by geographic area (in thousands). Net revenues are attributed to geographic area based on the location of the customer.

	Year Ended March 31, 2022
	U.S.	Foreign	Consolidated
Net revenues	$8,206	$—	$8,206
Long-lived assets	$97	$387	$484

	Year Ended March 31, 2021
	U.S.	Foreign	Consolidated
Net revenues	$7,445	$—	$7,445
Long-lived assets	$178	$132	$310

 NOTE 14 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of ten to twenty-nine months. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during fiscal 2022 to indicate that a reassessment or re-measurement of the Company’s existing leases was required. There were also no impairment indicators identified during fiscal 2022 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.

As of March 31, 2022, the Company’s current operating and finance lease liabilities were $211,000 and $1,000, respectively, and its non-current operating and finance lease liabilities were approximately $201,000 and $2,000, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of March 31, 2022 were approximately $403,000 and $2,000, respectively.

The components of lease costs, which were included in operating expenses in the Company’s condensed consolidated statements of operations, were as follows:

	Twelve Months Ended March 31,
	2022	2021
	(in thousands)
Lease cost
Operating lease cost	$255	$255
Finance lease cost	—	—
Amortization of right-of-use assets	—	—
Interest on lease liabilities	—	—
Variable lease costs	—	—
Total lease cost	255	255

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	257	266
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	—	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	403	—
Finance leases	—	—

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of March 31, 2022	As of March 31, 2021
Operating leases	24.8	17.4
Finance leases	26.2	38.2

Weighted average discount rate
Operating leases	7.50%	7.50%
Finance leases	7.50%	7.50%

As of March 31, 2022 the maturities of lease liabilities were as follows:
(in thousands)	Operating Leases	Finance Leases

2023	$233	$1
2024	149	1
2025	62	1
2026	—	—
Thereafter	—	—
Total lease payments	$444	$3
Less: Imputed interest	(32)	—
Total	$412	$3

NOTE 15 — PAYCHECK PROTECTION PROGRAM AND EMPLOYMENT SUPPORT SCHEME:

    On July 5, 2021, the Company’s Paycheck Protection Program (”PPP”) loan of approximately $204,400 plus accrued interest of $2,400 was completely forgiven by the Small Business Administration. The Company recorded the impact of its PPP loan forgiveness as other income during fiscal 2022.

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

NOTE 16 — SUBSEQUENT EVENT

On April 19, 2022, the US District Court for the District of Delaware granted judgment in favor of the Company in its trademark infringement lawsuit against air conditioning and heating products provider Emerson Quiet Kool and wholesaler Home Easy (the “defendants”). Among other things, the court order issues an injunction and directs the US Patent and Trademark Office to cancel the defendants’ existing and proposed “Emerson Quiet Kool” trademarks and prohibits defendants from registering or applying to register the same mark or any other mark or name containing the word “Emerson” going forward. The judgment also awards $6.5 million to the Company. Like any judgment, there is no guarantee that the Company will be able to collect the judgment or, if it is able to collect, how soon it will be able to do so. The Company is pursuing various post-judgment motions against defendants. The defendants have filed a notice of appeal of the judgment.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d — 15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in its Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons; by collusion of two or more people, or by management override of the control. The Company’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2022 there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2022.

Item 11.	EXECUTIVE COMPENSATION

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2022.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2022.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2022.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2022.

PART IV

Item 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements. The following financial statements of Emerson Radio Corp. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended March 31, 2022 and 2021

Consolidated Balance Sheets as of March 31, 2022 and 2021

Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended March 31, 2022 and 2021

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

3.2.2	Amendment effective as of November 10, 2009 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.1 of Emerson’s Current Report on Form 8-K filed on November 16, 2009).

3.2.3	Amendment effective as of August 31, 2011 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.2 of Emerson’s Current Report on Form 8-K filed on September 7, 2011).

3.2.4	Amendment effective as of June 22, 2020 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.1 of Emerson’s Current Report on Form 8-K filed on June 24, 2020).

4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 of Emerson’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed on June 26, 2020).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Emerson’s Form 10-Q for the quarter ended December 31, 2014.) †

10.2

Employment agreement dated January 16, 2022 between Emerson Radio (Hong Kong) Limited and Mr. Michael Andrew Barclay Binney (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K, filed on January 21, 2022). †

10.3

Employment agreement dated January 16, 2022 between Emerson Radio (Hong Kong) Limited and Mr. Richard Li (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K, filed on January 18, 2022). †

21.1	Principal Subsidiaries of the Company as of March 31, 2022.*

23.1	Consent of Independent Registered Public Accounting Firm — MSPC, Certified Public Accountants and Advisors, Professional Corporation.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERSON RADIO CORP.

By:	/s/ Christopher W. Ho
Christopher W. Ho
Chief Executive Officer
Principal Executive Officer

By:	/s/ Richard Li
Richard Li
Chief Financial Officer
Principal Financial and Accounting Officer

Dated: June 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher W. Ho	Chairman of the Board and	June 23, 2022
Christopher W. Ho	Chief Executive Officer

/s/ Richard Li	Chief Financial Officer	June 23, 2022
Richard Li

/s/ Michael Binney	Chief Operating Officer and Director	June 23, 2022
Michael Binney

/s/ Kareem E. Sethi	Director	June 23, 2022
Kareem E. Sethi

/s/ Kin Yuen	Director	June 23, 2022
Kin Yuen