Form 10-K/A
period 2022-03-31
EMERSON RADIO CORP
filed 2022-07-27
CIK 32621

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.  ☒YES   ☐    NO.

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

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2021 (computed by reference to the last reported sale price of the Common Stock on the NYSE American on such date): $6,553,287.

Number of Common Shares outstanding at June 23, 2022: 21,042,652

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

Unless the context otherwise requires, the term “the Company” and “Emerson,” refers to Emerson Radio Corp. and its subsidiaries.

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K (the “Annual Report”) of the Company for the fiscal year ended March 31, 2022 (“Fiscal 2022”), filed with the Securities and Exchange Commission (the “SEC”) on June 23, 2022, is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended March 31, 2022, and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Exchange Act, the Company is amending Item 15 of Part IV of the Annual Report to update the exhibit list and to include certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on June 23, 2022 or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10	— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information regarding the current members of the Board of Directors (the “Board of Directors” or the “Board”) of Emerson Radio Corp. (“Emerson,” “us” or the “Company”) as of June 23, 2022

Name	Age	Director Since	Principal Occupation or Employment

Christopher Ho	71	2016	Christopher Ho, the Chief Executive Officer and President of the Company since June 2021 as well as a director of the Company and the Chairman of the Board since June 2016, brings his extensive knowledge of the Company and experience in consumer electronics, international trade and corporate finance to the Board of Directors. Mr. Ho had also previously served as the Company’s Chairman of the Board from July 2006 through November 2013. Since May 2018, Mr. Ho has served as a director of S&T International Distribution Ltd. and Grande N.A.K.S. Ltd., which are wholly owned subsidiaries of Nimble Holdings Company Limited, and collectively the Company’s controlling stockholder. Mr. Ho previously was a director of The Grande Holdings Limited (now known as Nimble Holdings Company Limited), a Hong Kong-based group of companies engaged principally in the licensing of trademarks and distribution of consumer electronics products, from October 1991 to February 2016. Mr. Ho graduated from the University of Toronto in 1974. He is a Chartered Professional Accountant, Chartered Accountant and Chartered Management Accountant of Canada. He is also a Certified Public Accountant in Hong Kong and a member of the Hong Kong Institute of Certified Public Accountants. He was a partner in an international accounting firm before joining The Grande Holdings Limited and has extensive experience in distribution, licensing, manufacturing, international trade and corporate finance.

			Based on Mr. Ho’s experience in consumer electronics, international trade and corporate finance, the Board of Directors believes that he is well qualified to serve as a director of the Company.

Michael Binney	63	2016	Michael Binney has served as the Chief Operating Officer of the Company since January 2022 and as the Company’s Secretary since July 2017. Previously, Mr. Binney served as Chief Financial Officer of the Company from March 2017 to January 2022. He has also served as a director of the Company since June 2016, bringing extensive public company accounting experience in addition to his knowledge of the Company to the Board of Directors. Since August 2016, Mr. Binney has served as a director of S&T International Distribution Ltd. and Grande N.A.K.S. Ltd., which are wholly owned subsidiaries of Nimble Holdings Company Limited, and collectively the Company’s controlling stockholder. From November 2016 to December 2017, Mr. Binney served as an Executive Director and Group Chief Financial Officer of The Grande Holdings Limited (now known as Nimble Holdings Company Limited). He is a fellow member of the Institute of Chartered Accountants in England and Wales, a fellow member of the Association of Chartered Certified Accountants and a fellow member of the Hong Kong Institute of Certified Public Accountants. From June 2016 through November 2016, Mr. Binney served as Deputy Chief Executive Officer (Finance Accounting & Company Secretarial) of The Grande Holdings Limited. From 2010 to March 2016, Mr. Binney served as an Executive Director and Chief Financial Officer of the Vinarco International Group of Companies, an upstream supplier to the oil and gas industry in the Asia-Pacific region. Mr. Binney previously served as a non-executive director of The Grande Holdings Limited from 2009 to 2010, and as an Executive Director of The Grande Holdings Limited from 2001 to 2009. He also was a member of the Board of Directors of Lafe Corporation Limited, a company listed on the Singapore Exchange, as a non-executive director from 2009 to 2010 and as Executive Director from 2001 until 2009. Mr. Binney was a member of the Board of Directors of the Company from 2005 to 2008. Previous to the above appointments, Mr. Binney worked for over 10 years at major international accounting firms including KPMG and PricewaterhouseCoopers.

			Based on Mr. Binney’s experience in management, accounting and public company reporting, the Board believes that he is well qualified to serve as a director of the Company.

Kareem E. Sethi (1)	45	2007	Kareem E. Sethi has been a director of the Company since December 2007. Mr. Sethi has served as Managing Director of Streetwise Capital Partners, Inc. since 2003. From 1999 until 2003, Mr. Sethi was Manager, Business Recovery Services for PricewaterhouseCoopers LLP.

			Based on Mr. Sethi’s experience in accounting, corporate finance and portfolio management, the Board believes that he is well qualified to serve as a director of the Company.

Kin Yuen (1)	67	2016

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

The Audit Committee is empowered by the Board of Directors, among other things, to: (i) serve as an independent and objective party to monitor the Company’s financial reporting process, internal control system and disclosure control system; (ii) review and appraise the audit efforts of the Company’s independent accountants; (iii) assume direct responsibility for the appointment, compensation, retention and oversight of the work of the independent accountants and for the resolution of disputes between the independent accountants and the Company’s management regarding financial reporting issues; and (iv) provide the opportunity for direct communication among the independent accountants, financial and senior management and the Board of Directors. During Fiscal 2022, the Audit Committee performed its duties under a written charter approved by the Board of Directors and formally met four times. A copy of the Company’s Audit Committee Charter is posted on the Company’s website at www.emersonradio.com on the Investor Relations page.

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

The Code of Ethics and the Code of Conduct are posted on the Company’s website at www.emersonradio.com on the Investor Relations page. If the Company makes any substantive amendments to, or grants any waiver (including any implicit waiver) from a provision of the Code of Ethics or the Code of Conduct, and that relates to any element of the Code of Ethics definition enumerated in Item 406 (b) of Regulation S-K, the Company will disclose the nature of such amendment or waiver on its website or in a current report on Form 8-K.

Executive Officers

The following table sets forth certain information regarding the executive officers of Emerson as of June 23, 2022:

Name	Age	Position	Year Became Officer
Christopher Ho	71	Chief Executive Officer and President	2021
Richard Li	55	Chief Financial Officer	2022
Michael Binney	63	Executive Vice President and Chief Operating Officer	2022

Christopher Ho has served as the Company’s Chief Executive Officer and President since June 2021. He has also served as a director of the Company and the Chairman of the Board since June 2016. Mr. Ho had also previously served as the Company’s Chairman of the Board from July 2006 through November 2013. See Mr. Ho’s biographical information above.

Richard Li has served as the Company’s Chief Financial Offer since January 2022. Previously, Mr. Li served as the Chief Financial Officer of Sansui Electric (China) Co., Ltd, a PRC company engaged in the electronic manufacturing business, since 2014. Mr. Li also served as the Chief Financial Officer of Sansui Manufacturing Services Limited, a company engaged in providing corporate and strategic planning services, from 2012 to 2013. Mr. Li also served as the Chief Financial Officer of Lafe Corporation Limited, a company formerly listed on the Singapore Exchange, from 2005 to 2011. Mr. Li earlier worked as an auditor at Deloitte Touche Tohmatsu for 4 years and as a financial controller in the manufacturing industry for 10 years. Mr. Li holds a Bachelor of Arts (Honours) Degree in Accountancy from the Hong Kong Polytechnic University. He is currently an associate member of the Hong Institute of Certified Public Accountants, the Association of Chartered Certified Accountants and The Hong Kong Chartered Governance Institute.

Michael Binney has served as the Company’s Executive Vice President and Chief Operating Officer since January 2022 and has served as Secretary of the Company since July 2017. Previously, Mr. Binney served as the Company’s Chief Financial Officer from March 2017 to January 2022. He has also served as a director of the Company since June 2016. See Mr. Binney’s biographical information above.

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

Summary Compensation Table

The following Summary Compensation Table sets forth information concerning compensation for services rendered in all capacities to the Company and its subsidiaries for Fiscal 2022 and for the fiscal year ended March 31, 2021 which was awarded to, earned by or paid to the Company’s named executive officers at any time during Fiscal 2022.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	All Other Compensation ($)	Total ($)
Christopher Ho
Chief Executive Officer	2022	$180,000	$ —	$ —	$180,000
	2021	$ —	$ —	$ —	$ —
Michael Binney
Chief Operating Officer	2022	$164,177	$ —	$2,307	$166,484
	2021	$156,000	$ —	$2,307	$158,307
Richard Li
Chief Financial Officer	2022	$20,968	$ —	$577	$21,545
	2021	$ —	$ —	$ —	$ —

(1)	Represents bonus paid during the fiscal year.

Employment Agreements

During Fiscal 2022, the Company had employment agreements with certain of its named executive officers, each of which is described below.

Christopher Ho. Christopher Ho, the Company’s President and Chief Executive Officer, entered into an employment agreement, effective July 19, 2021, with Emerson Radio (Hong Kong) Limited, a wholly owned subsidiary of the Company. The agreement provides for an annual base salary of $240,000, and an annual discretionary bonus payable at any time as recommended by the Board. The contract extends until the termination of the agreement by either the Company or Mr. Ho upon the delivery from one to the other of not less than one months’ prior written notice.

Richard Li. Richard Li, the Company’s Chief Financial Officer, entered into an employment agreement, effective January 16, 2022, with Emerson Radio (Hong Kong) Limited, a wholly owned subsidiary of the Company. The agreement provides for an annual base salary of $100,000, and an annual discretionary bonus payable at any time as recommended by the Board. The contract extends until the earlier of the retirement of Mr. Li and the first day of the following month immediately after his 65th birthday, or the termination of the agreement by either the Company or Mr. Li upon the delivery from one to the other of one month prior written notice.

Michael Binney. Michael Binney, the Company’s Executive Vice President and Chief Operating Officer, entered into an employment agreement, effective January 16, 2022, with Emerson Radio (Hong Kong) Limited, a wholly owned subsidiary of the Company. The agreement provides for an annual base salary of $195,000 and an annual discretionary bonus payable at any time as recommended by the Board. The contract extends until the earlier of the retirement of Mr. Binney and the first day of the following month immediately after his 65th birthday, or the termination of the agreement by either the Company or Mr. Binney upon the delivery from one to the other of one month prior written notice.

Outstanding Equity Awards at Fiscal Year End

None of the Company’s named executive officers held any outstanding equity awards at March 31, 2022.

Compensation of Directors

During Fiscal 2022, the Company’s directors who were not employees (“Outside Directors”) were compensated for serving on the Board and on its various committees during the period. The Company does not compensate directors who are employees of the Company for their services as directors.

Outside Directors are each paid an annual director’s fee of $50,000. The Outside Director serving as the Chairman of the Board receives an additional annual fee of $20,000. Each Outside Director serving on the Audit Committee of the Board receives an additional fee of $15,000 per annum with no additional fee for serving as chairman of the Audit Committee. Each Outside Director who served on the Special Litigation Committee of the Board established in June 2019 to investigate and evaluate certain derivative claims received an additional fee of $5,000 per month through December 31, 2021, the effective date of the termination of the Special Litigation Committee. The Company does not pay any additional fees for attendance at meetings of the Board or the committees. Audit Committee and Special Litigation Committee fees are paid in four equal quarterly installments per annum. Audit Committee and Special Litigation Committee fees are pro-rated in situations where an Outside Director serves less than a full one year or periodic term.

Additionally, the Company’s directors are reimbursed their expenses for attendance at meetings.

The following table provides certain information with respect to the compensation earned or paid to the Company’s Outside Directors during Fiscal 2022.

Director Compensation for Fiscal 2022

Name	Fees Earned or Paid in Cash ($)	Total ($)
Christopher Ho	$17,500	$17,500
Kareem E. Sethi	$65,000	$65,000
Kin Yuen	$110,000	$110,000

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 23, 2022, the beneficial ownership of (i) each current director; (ii) each of the Company’s named executive officers; (iii) the Company’s current directors and executive officers as a group; and (iv) each stockholder known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock. Common stock beneficially owned and percentage ownership as of June 23, 2022, was based on 21,042,652 shares outstanding. Except as otherwise indicated and based upon the Company’s review of information as filed with the SEC, the Company believes that the beneficial owners of the securities listed have sole or shared investment and voting power with respect to such shares, subject to community property laws where applicable. Except as otherwise noted, the address of each of the following beneficial owners is c/o Emerson Radio Corp., 35 Waterview Blvd., Suite 140, Parsippany, New Jersey 07054.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership		Percent of Class
Christopher Ho	0		0%
Richard Li	0		0%
Michael Binney	0		0%
Kareem E. Sethi	0		0%
Kin Yuen	0		0%
All Directors and Executive Officers as a Group (5 persons)	0		0%
5% Shareholders:
S&T International Distribution Ltd.	15,243,283	(1)	72.4%

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

Equity Compensation Plan Information

The Company did not have any equity compensation plans in existence as of March 31, 2022.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Controlling Shareholder

S&T, which is a wholly owned subsidiary of N.A.K.S., which is a wholly owned subsidiary of Nimble, collectively have the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of June 23, 2022. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the Company Guide. From time to time, the Company engages in business transactions with its controlling shareholder, Nimble, or one or more of Nimble’s direct and indirect subsidiaries. See Note 3 “Related Party Transactions” of the Notes to the Consolidated Financial Statements contained in the Annual Report.

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

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all permitted non-audit work performed by the Company’s independent registered public accountants, MSPC Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”), is approved in advance by the Audit Committee, including the proposed fees for such work, in order to ensure that the provision of such services does not impair the public accountants’ independence. The Audit Committee is informed of each service actually rendered. All fees described below were approved by the Audit Committee in compliance with such pre-approval policies and procedures for the fiscal years ended March 31, 2022 and 2021, respectively.

•

Audit Fees. Audit fees billed to the Company by MSPC for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K, and reviews by MSPC of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, for the fiscal years ended March 31, 2022 and 2021 totaled approximately $91,000 and $91,000, respectively.

•	Audit-Related Fees. The Company was not billed for any audit-related fees by MSPC for the fiscal years ended March 31, 2022 or 2021, respectively.

•	Tax Fees. The Company was not billed by MSPC for tax services for the fiscal years ended March 31, 2022 or 2021, respectively.

•	All Other Fees. The Company was not billed by MSPC for the fiscal years ended March 31, 2022 or 2021, respectively, for any permitted non-audit services.

PART IV

ITEM 15	— EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits. The following exhibits are filed with this Amendment No. 1 on Form 10-K/A to the Annual Report or are incorporated by reference, as indicated.

Exhibit Number

3.1	Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994) (filed in paper format).

3.1.1	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit (3) (b) of Emerson’s Registration Statement on Form S-1, Registration No. 33-53621, declared effective by the SEC on August 9, 1994) (filed in paper format).

3.1.2	Amendment dated February 14, 1996 to the Certificate of Incorporation of Emerson (incorporated by reference to Exhibit (3) (a) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.2	By-Laws of Emerson (incorporated by reference to Exhibit 3.1 of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

3.2.1	Amendment dated November 28, 1995 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit (3) (b) of Emerson’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

3.2.2	Amendment effective as of November 10, 2009 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.1 of Emerson’s Current Report on Form 8-K filed on November 16, 2009).

3.2.3	Amendment effective as of August 31, 2011 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.2 of Emerson’s Current Report on Form 8-K filed on September 7, 2011).

3.2.4	Amendment effective as of June 22, 2020 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.1 of Emerson’s Current Report on Form 8-K filed on June 24, 2020).

Exhibit Number

4.1	Description of Common Stock.*

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Emerson’s Form 10-Q for the quarter ended December 31, 2014).†

10.2	Employment Agreement dated as of July 19, 2021 between Emerson Radio (Hong Kong) Limited and Mr. Christopher Ho (incorporated by reference to Exhibit 10.1 to Emerson’s Form 8-K, dated July 20, 2021).†

10.3	Employment agreement dated January 16, 2022 between Emerson Radio (Hong Kong) Limited and Mr. Michael Andrew Barclay Binney (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K, filed on January 21, 2022). †

10.4	Employment agreement dated January 16, 2022 between Emerson Radio (Hong Kong) Limited and Mr. Richard Li (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K, filed on January 18, 2022). †

21.1	Principal Subsidiaries of the Company as of March 31, 2022.*

23.1	Consent of Independent Registered Public Accounting Firm—MSPC, Certified Public Accountants and Advisors, Professional Corporation.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 23, 2022.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 23, 2022.*

31.3	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 27, 2022.**

31.4	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 27, 2022.**

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 23, 2022.***

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed with Emerson’s Annual Report on Form 10-K for the year ended March 31, 2022, filed with the Securities and Exchange Commission on June 23, 2022.
**	Filed herewith.
***	Furnished with Emerson’s Annual Report on Form 10-K for the year ended March 31, 2022, filed with the Securities and Exchange Commission on June 23, 2022.
†	Management contract or compensatory plan or arrangement.

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

Dated: July 27, 2022