Form 10-Q
period 2022-06-30
EMERSON RADIO CORP
filed 2022-08-15
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of common stock as of August 15, 2022: 21,042,652.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2022	2021

Net revenues:
Net product sales	$1,004	$1,987
Licensing revenue	70	65
Net revenues	1,074	2,052
Costs and expenses:
Cost of sales	879	1,609
Selling, general and administrative expenses	1,344	1,375
	2,223	2,984
Operating loss	(1,149)	(932)
Other (loss) income:
Interest income, net	50	17
Income from governmental assistance programs	22	—
Loss before income taxes	(1,077)	(915)
Provision for income tax expense	—	—
Net loss	(1,077)	(915)
Basic loss per share	$(0.05)	$(0.04)
Diluted loss per share	$(0.05)	$(0.04)
Weighted average shares outstanding
Basic	21,043	21,043
Diluted	21,043	21,043

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	June 30, 2022	March 31, 2022

ASSETS
Current Assets:
Cash and cash equivalents	$24,908	$25,576
Accounts receivable, net	561	1,294
Inventory	2,433	2,112
Prepaid purchases	281	141
Prepaid expenses and other current assets	268	390
Total Current Assets	28,451	29,513
Non-Current Assets:
Property and equipment, net	2	2
Right-of-use asset-operating leases	350	403
Right-of-use asset-finance leases	2	2
Other assets	90	90
Total Non-Current Assets	444	497
Total Assets	$28,895	$30,010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	847	758
Short-term operating lease liability	189	211
Short-term finance lease liability	1	1
Income tax payable, current portion	205	195
Deferred revenue	140	210
Total Current Liabilities	1,382	1,375
Non-Current Liabilities:
Long-term operating lease liability	167	201
Long-term finance lease liability	1	2
Income tax payable	1,603	1,613
Total Non-Current Liabilities	1,771	1,816
Total Liabilities	$3,153	$3,191
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at June 30, 2022 and March 31, 2022, respectively; 21,042,652 shares outstanding at June 30, 2022 and March 31, 2022, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(24,688)	(23,611)
Treasury stock, at cost (31,923,145 shares at June 30, 2022 and March 31, 2022, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	25,742	26,819
Total Liabilities and Shareholders’ Equity	$28,895	$30,010

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2022	2021
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(1,077)	$(915)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Amortization of right-of-use assets	53	60
Asset valuation allowances	(35)	12
Changes in assets and liabilities:
Accounts receivable	768	(410)
Inventory	(321)	(16)
Prepaid purchases	(140)	(380)
Prepaid expenses and other current assets	122	8
Accounts payable and other current liabilities	89	(41)
Short term lease liabilities	(22)	(39)
Long term lease liabilities	(35)	(26)
Due to affiliate	—	1
Deferred revenue	(70)	(65)
Net cash (used) by operating activities	(668)	(1,811)
Cash Flows From Investing Activities:
Proceeds from sale of short-term investments	—	984
Purchases of short-term investments	—	—
Net cash provided by investing activities	—	984
Cash Flows from Financing Activities:
	—	—
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	(668)	(827)
Cash and cash equivalents at beginning of the year	25,576	5,245
Cash and cash equivalents at end of the year	$24,908	$4,418
Supplemental disclosures:
Cash paid for:
Interest	$3	$1
Income taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2022	$3,310	52,965,797	$529	$79,792	$(23,611)	$(33,201)	$26,819
Net loss	—	—	—	—	(1,077)	—	(1,077)
Balance — June 30, 2022	$3,310	52,965,797	$529	$79,792	$(24,688)	$(33,201)	$25,742

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2021	$3,310	52,965,797	$529	$79,792	$(19,985)	$(33,201)	$30,445
Net loss	—	—	—	—	(915)	—	(915)
Balance — June 30, 2021	$3,310	52,965,797	$529	$79,792	$(20,900)	$(33,201)	$29,530
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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2022 and the results of operations for the three month periods ended June 30, 2022 and June 30, 2021. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2022 (“fiscal 2022”), included in the Company’s Annual Report on Form 10-K, as amended, for fiscal 2022.

The results of operations for the three month period ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2023 (“fiscal 2023”).

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

Revenue recognition: Sales to customers and related cost of sales are primarily recognized at the point in time when control of goods transfers to the customer. Control is considered to be transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of that good. Under the Direct Import Program, title passes in the country of origin when the goods are passed over the rail of the customer’s vessel. Under the Domestic Program, title passes primarily at the time of shipment. Estimates for future expected returns are based upon historical return rates and netted against revenues.

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

Sales allowances, marketing support programs, promotions and other volume-based incentives which are provided to retailers and distributors are accounted for on an accrual basis as a reduction to net revenues in the period in which the related sales are recognized in accordance with ASC topic 606, “Revenue from Contracts with Customers” (“ASC 606”).

At the time of sale, the Company reduces recognized gross revenue by allowances to cover, in addition to estimated sales returns as required by ASC 606, (i) sales incentives offered to customers that meet the criteria for accrual and (ii) an estimated amount to recognize additional non-offered deductions it anticipates and can reasonably estimate will be taken by customers, which it does not expect to recover. Accruals for the estimated amount of future non-offered deductions are required to be made as contra-revenue items, because that percentage of shipped revenue fails to meet the collectability criteria within ASC 606.

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

	Three Months Ended June 30,
	2022	2021

Numerator:
Net loss	$(1,077)	$(915)
Denominator:
Denominator for basic and diluted loss per share — weighted average shares	21,043	21,043
Net loss per share:
Basic and diluted loss per share	$(0.05)	$(0.04)

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at June 30, 2022 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At June 30, 2022, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of June 30, 2022 and March 31, 2022, inventories consisted of the following (in thousands):

	June 30, 2022	March 31, 2022
Finished goods	$2,433	$2,112

NOTE 5 — INCOME TAXES

At June 30, 2022, the Company had $15.3 million of U.S. federal net operating loss (“NOL”) carry forwards. These losses do not expire but are limited to utilization of 80% of taxable income in any one year. At June 30, 2022, the Company had approximately $18.1 million of U.S. state NOL carry forwards. The tax benefits related to these state NOL carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

The income of foreign subsidiaries before taxes was $83,000 for the three month period ended June 30, 2022 as compared to income of foreign subsidiaries before taxes of $18,000 for the three month period ended June 30, 2021.

The Company analyzed the future reasonability of recognizing its deferred tax assets at June 30, 2022. As a result, the Company concluded that a 100% valuation allowance of $4,658,000 would be recorded against the assets.

Although the Company generated a net operating loss, it recorded income tax expense of approximately $11,000 during the three month period ended June 30, 2022, primarily resulting from state income taxes. During the three month period ended June 30, 2021, the Company recorded income tax expense of $11,000. After the adoption of ASU 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” during fiscal 2022, these non-income based state taxes are now reported within selling, general and administrative expenses.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of June 30, 2022, the Company’s open tax years for examination for U.S. federal tax are 2016-2021, and for U.S. states’ tax are 2015-2021. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

As of June 30, 2022 and March 31, 2022, the Company had a federal tax liability of approximately $1,808,000 related to the repatriation of the Company’s undistributed earnings of its foreign subsidiaries as required by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). As of June 30, 2022, the Company’s short term portion was approximately $205,000 and the long term portion was approximately $1,603,000.

The liability is payable over 8 years. The first five installments are each equal to 8%, the sixth is equal to 15%, the seventh is equal to 20% and the final installment is equal to 25% of the liability. As of June 30, 2022, the Company has paid four of the eight installments. Each installment must be remitted on or before July 15th of the year in which such installment is due.

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

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the SEC on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of June 30, 2022. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

Related Party Transactions

      Charges of rental and utility fees on office space in Hong Kong

During the three month period ended June 30, 2022, the Company was billed approximately $40,000 for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board. As of June 30, 2022 the Company owed nil to VACL related to these charges.

During the three month period ended June 30, 2022, the Company was billed approximately $400 for purchases of personal protection equipment from Vigers Strategic Services Ltd (“VSSL”), which is a company related to the Company’s Chairman of the Board. VSSL was formerly known as Lafe Strategic Services Ltd. As of June 30, 2022 the Company owed nil to VSSL related to these charges.

NOTE 7 — SHORT TERM INVESTMENTS

At both June 30, 2022 and March 31, 2022, the Company held short term investments in deposits totaling nil. The Company held $21.1 million in deposits which were classified as cash equivalents as of June 30, 2022 and $22.0 million of such deposits as of March 31, 2022.

NOTE 8 — CONCENTRATION RISK

Customer Concentration

For the three month period ended June 30, 2022, the Company’s three largest customers accounted for approximately 73% of the Company’s net revenues, of which Walmart accounted for 42%, Fred Meyer accounted for 19% and Amazon accounted for 12%.

For the three month period ended June 30, 2021, the Company’s three largest customers accounted for approximately 82% of the Company’s net revenues, of which Walmart accounted for 44%, Fred Meyer accounted for 24% and Amazon accounted for 14%.

A significant decline in net sales to any of the Company’s key customers would have a material adverse effect on the Company’s business, financial condition and results of operation.

Product Concentration

For the three month period ended June 30, 2022, the Company’s gross product sales were comprised of two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 42% of the Company’s gross product sales. Audio products generated approximately 57% of the Company’s gross product sales.

For the three month period ended June 30, 2021, the Company’s gross product sales were comprised of the same two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 39% of the Company’s gross product sales. Audio products generated approximately 60% of the Company’s gross product sales.

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top two customers accounted for 47% and 21% as of June 30, 2022, respectively. As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top three customers accounted for 69%, 17% and 11% as of March 31, 2022, respectively. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash and restricted cash balances on deposit in the U.S. as of June 30, 2022 and March 31, 2022 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash, cash equivalents and restricted cash balances in excess of these FDIC-insured limits were approximately $24.7 million and approximately $25.3 million at June 30, 2022 and March 31, 2022, respectively.

Supplier Concentration

During the three month period ended June 30, 2022, the Company procured 100% of its products for resale from its two largest factory suppliers, of which 76% was supplied by its largest supplier. During the three month period ended June 30, 2021, the Company procured 100% of its products for resale from its two largest factory suppliers, of which 83% was supplied by its largest supplier.

NOTE 9 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of seven months to three years. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during the quarter ended June 30, 2022 to indicate that a reassessment or re-measurement of the Company’s existing leases was required. There were also no impairment indicators identified during the quarter ended June 30, 2022 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC topic 360-10, “Impairment and Disposal of Long-Lived Assets”.

As of June 30, 2022, the Company’s current operating and finance lease liabilities were $189,000 and $1,000, respectively and its non-current operating and finance lease liabilities were $167,000 and $1,000, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of June 30, 2022 was $350,000 and $2,000, respectively.

The components of lease costs, which were included in operating expenses in the Company’s condensed consolidated statements of operations, were as follows:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Lease cost
Operating lease cost	$63	$64
Finance lease cost	—	—
Amortization of right-of-use assets	—	—
Interest on lease liabilities	—	—
Variable lease costs	—	—
Total lease cost	63	64

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	63	67
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	—	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—
Finance leases	—	—

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of June 30, 2022	As of June 30, 2021
Operating leases	22.5	16.9
Finance leases	23.2	35.2

Weighted average discount rate
Operating leases	7.50%	7.50%
Finance leases	7.50%	7.50%

As of June 30, 2022 the maturities of lease liabilities were as follows:
(in thousands)	Operating Leases	Finance Leases

2023	$170	$1
2024	149	1
2025	62	1
2026	—	—
Thereafter	—	—
Total lease payments	$381	$3
Less: Imputed interest	(25)	(1)
Total	$356	$2

NOTE 10 — GOVERNMENTAL ASSISTANCE PROGRAMS

During the three month periods ended June 30, 2022 and June 30, 2021, the Company’s Hong Kong subsidiary recorded $22,000 and nil, respectively, under the governmental program called the Employment Support Scheme (“ESS”). The proceeds must be used for payroll expenses and the Company may be subject to government-appointed random reviews to verify the information submitted by the applicant.

The income realized from the amount granted under the ESS program are presented as Other Income under the description called “Income from governmental assistance programs” in the Consolidated Statements of Operations.

NOTE 11 — LEGAL PROCEEDINGS

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

Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

•	the Company’s ability to generate sufficient revenue to achieve and maintain profitability;
•	the Company’s ability to obtain new customers and retain key existing customers, including the Company’s ability to maintain purchase volumes of the Company’s products by its key customers;
•	the Company’s ability to obtain new licensees and distribution relationships and maintain relationships with its existing licensees and distributors;
•	the Company’s ability to resist price increases from its suppliers or pass through such increases to its customers;
•	changes in consumer spending for retail products, such as the Company’s products, and in consumer practices, including sales over the Internet;
•	the Company’s ability to maintain effective internal controls or compliance by its personnel with such internal controls;
•	the Company’s ability to successfully manage its operating cash flows to fund its operations;
•	the Company’s ability to anticipate market trends, enhance existing products or achieve market acceptance of new products;
•	the Company’s ability to accurately forecast consumer demand and adequately manage inventory;
•	the Company’s dependence on a limited number of suppliers for its components and raw materials;
•	the Company’s dependence on third party manufacturers to manufacture and deliver its products;
•	increases in shipping costs for the Company’s products or other service issues with the Company’s third-party shippers;
•	the Company’s dependence on a third party logistics provider for the storage and distribution of its products in the United States;
•	the ability of third party sales representatives to adequately promote, market and sell the Company’s products;
•	the Company’s ability to maintain, protect and enhance its intellectual property;
•	the effects of competition;
•	the Company’s ability to distribute its products in a timely fashion, including as a result of labor disputes and public health threats and social unrest;
•	evolving cybersecurity threats to the Company’s information technology systems or those of its customers or suppliers;

•	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;
•	changes in accounting policies, rules and practices;
•	changes in tax rules and regulations or interpretations;
•	changes in U.S. and foreign trade regulations and tariffs, including potential increases of tariffs on goods imported into the U.S., and uncertainty regarding the same;
•	limited access to financing or increased cost of financing;
•	the effects of currency fluctuations between the U.S. dollar and Chinese renminbi relative to the dollar and increases in costs of production in China; and
•	the other factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2022 and other filings with the SEC.

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

Results of Operations

The following table summarizes certain financial information for the three month periods ended June 30, 2022 (fiscal 2023) and June 30, 2021 (fiscal 2022) (in thousands):

	Three Months Ended June 30,
	2022	2021
Net product sales	$1,004	$1,987
Licensing revenue	70	65
Net revenues	1,074	2,052
Cost of sales	879	1,609
Selling, general and administrative expenses	1,344	1,375
Operating loss	(1,149)	(932)
Interest income, net	50	17
Income from governmental assistance programs	22	-
Loss before income taxes	(1,077)	(915)
Provision for income taxes	-	-
Net loss	$(1,077)	$(915)

Net product sales — Net product sales for the three month period ended June 30, 2022 were $1.0 million as compared to $2.0 million for the three month period ended June 30, 2021, a decrease of $1.0 million, or 49.5%. The Company’s sales during the three month periods ended June 30, 2022 and June 30, 2021 were highly concentrated among the Company’s three largest customers – Wal-Mart, Fred Meyer and Amazon – comprising in the aggregate approximately 78% and 84%, respectively, of the Company’s total net product sales.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had no effect on net product sales and operating income for either of the three month periods ended June 30, 2022 and June 30, 2021. The major elements which contributed to the overall decrease in net product sales were as follows:

i)

Houseware products: Net sales decreased $0.3 million, or 43.5%, to $0.5 million for the three month period ended June 30, 2022 as compared to $0.8 million for the three month period ended June 30, 2021, driven by a decrease in year-over-year sales of microwave ovens.

ii)

Audio products: Net sales decreased $0.6 million, or 53.4%, to $0.6 million for the three month period ended June 30, 2022 as compared to $1.2 million for the three month period ended June 30, 2021, resulting from decreased net sales of clock radios.

Business operations — The Company expects to continue to expand its existing distribution channels and to develop and promote new products with retailers in the U.S. The Company is also continuing to invest in products and marketing activities to expand its sales through internet and ecommerce channels. These efforts require investments in appropriate human resources, media marketing and development of products in various categories in addition to the traditional home appliances and audio products on which the Company has historically focused. The Company also is continuing its efforts to identify strategic courses of action related to its licensing activities, including seeking new licensing relationships. The Company has engaged each of Leveraged Marketing Corporation of America and Global Licensing Services Pte Limited as an agent to assist in identifying and procuring potential licensees.

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

For more information on risks associated with the Company’s operations, including tariffs, please see the risk factors within Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2022.

Legal Proceedings — On April 19, 2022, the US District Court for the District of Delaware granted judgment in favor of the Company in its trademark infringement lawsuit against air conditioning and heating products provider Emerson Quiet Kool and wholesaler Home Easy (the “defendants”). Among other things, the court order issues an injunction and directs the US Patent and Trademark Office to cancel the defendants’ existing and proposed “Emerson Quiet Kool” trademarks and prohibits defendants from registering or applying to register the same mark or any other mark or name containing the word “Emerson” going forward. The judgment also awards $6.5 million to the Company. Like any judgment, there is no guarantee that the Company will be able to collect the judgment or, if it is able to collect, how soon it will be able to do so. The Company is pursuing various post-judgment motions against defendants. The defendants have filed a notice of appeal of the judgment.

Licensing revenue — Licensing revenue for the three month period ended June 30, 2022 was $70,000 as compared to $65,000 for the three month period ended June 30, 2021, an increase of $5,000, or 7.7%. The year-over-year increase can be attributed to the escalation in the annual minimum royalty earned by the Company from its licensee.

Net revenues — Net revenues were $1.1 million for the three month period ended June 30, 2022 as compared to $2.1 million for the three month period ended June 30, 2021, a decrease of $1.0 million, or 47.7%.

Cost of sales — In absolute terms, cost of sales decreased $0.7 million, or 45.4%, to $0.9 million for the three month period ended June 30, 2022 as compared to $1.6 million for the three month period ended June 30, 2021. The decrease in absolute terms for the three month period ended June 30, 2022 as compared to the three month period ended June 30, 2021 was primarily related to a decrease in net product sales partially offset by higher year-over-year gross cost of sales as a percentage of gross sales.

The Company purchases the products it sells from a limited number of factory suppliers. In each of the three month periods ended June 30, 2022 and June 30, 2021, the Company purchased 100% of its products from its two largest suppliers.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, in absolute terms, was $1.34 million for the three month period ended June 30, 2022 as compared to $1.37 million for three month period ended June 30, 2021, essentially flat or 2.3%. S,G&A, as a percentage of net revenues, was 125.1% for the three month period ended June 30, 2022 as compared to 67.0% for the three month period ended June 30, 2021. The decrease in S,G&A was primarily attributed to a decrease in compensation costs of approximately $124,000, a decrease in director’s fees of $32,000 and a decrease in bad debt expense of $22,000 partially offset by an increase in legal fees of $158,000. Compensation costs for the three month period ended June 30, 2022 were $508,000 as compared to $632,000 for the three month period ended June 30, 2021. Legal fees for the three month period ended June 30, 2022 were $431,000 as compared to $273,000 for the three month period ended June 30, 2021. Director’s fees for the three month period ended June 30, 2022 were $33,000 as compared to $65,000 for the three month period ended June 30, 2021.

Interest income, net — Interest income, net, was $50,000 for the three month period ended June 30, 2022 as compared to $17,000 for the three month period ended June 30, 2021, an increase of $33,000. The increase was primarily due to higher average interest rates earned on the Company’s short term investments.

Income from governmental assistance programs — For the three month period ended June 30, 2022, the Company recorded income of approximately $22,000 under the ESS program. For the three month period ended June 30, 2021, the Company recorded income of nil under the ESS program. See “Note 10 – Governmental Assistance Programs”.

Provision (benefit) for income taxes — For the three month periods ended June 30, 2022 and June 30, 2021, the Company recorded income tax expense of nil. Under ASU 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” the Company incurred $10,950 of non-income based state taxes for both periods, which are now reported as S,G &A. See “Note 5 – Income Taxes”.

Although the Company generated net losses during fiscal 2023 and fiscal 2022, it was unable to realize an income tax benefit due to valuation allowances recorded against its deferred tax assets.

Net (loss) — As a result of the foregoing factors, the Company realized a net loss of $1,077,000 for the three month period ended June 30, 2022 as compared to a net loss of $915,000 for the three month period ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, the Company had cash and cash equivalents of approximately $24.9 million as compared to approximately $25.6 million at March 31, 2022. Cash and cash equivalents includes short term investments in deposits which were classified as cash equivalents of $21.1 million as of June 30, 2022 compared to $22.0 million of such deposits as of March 31, 2022. Working capital decreased to $27.1 million at June 30, 2022 as compared to $28.1 million at March 31, 2022. The decrease in cash and cash equivalents of approximately $0.7 million was due to the net loss generated during the period of $1.1 million, an increase in inventory of $0.3 million, an increase in prepaid purchases of $0.1 million and a decrease in deferred revenue of $0.1 million partially offset by a decrease in accounts receivable of $0.7 million, a decrease in prepaid expenses and other current assets of $0.1 million and an increase in accounts payable and other current liabilities of $0.1 million.

Cash Flows

Net cash used by operating activities was approximately $0.7 million for the three month period ended June 30, 2022, resulting from a $1.1 million net loss generated during the period, an increase in inventory of $0.3 million, an increase in prepaid purchases of $0.1 million and a decrease in deferred revenue of $0.1 million partially offset by a decrease in accounts receivable of $0.7 million, a decrease in prepaid expenses and other current assets of $0.1 million and an increase in accounts payable and other current liabilities of $0.1 million.

Net cash provided by investing activities was nil for the three month period ended June 30, 2022.

Net cash used by financing activities was nil for the three month period ended June 30, 2022.

Sources and Uses of Funds

The Company’s principal existing sources of cash are generated from operations and its existing short-term investments. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2022, the Company did not have any off-balance sheet arrangements as defined under the rules of the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Disclosure controls and procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d — 15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2022, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors contained in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2022.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Christopher W. Ho
Date: August 15, 2022	Christopher W. Ho
Chief Executive Officer (Principal Executive Officer)

/s/ Richard Li
Date: August 15, 2022	Richard Li
Chief Financial Officer (Principal Financial and Accounting Officer)