Form 10-Q
period 2022-09-30
EMERSON RADIO CORP
filed 2022-11-14
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of common stock as of November 14, 2022: 21,042,652.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

Net revenues:
Net product sales	$1,627	$1,794	$2,631	$3,781
Licensing revenue	673	65	743	130
Net revenues	2,300	1,859	3,374	3,911
Costs and expenses:
Cost of sales	1,309	1,351	2,188	2,960
Selling, general and administrative expenses	1,291	1,363	2,635	2,738
	2,600	2,714	4,823	5,698
Operating loss	(300)	(855)	(1,449)	(1,787)
Other (loss) income:
Interest income, net	139	16	189	33
Income from governmental assistance programs	8	207	30	207
Loss before income taxes	(153)	(632)	(1,230)	(1,547)
Provision for income tax expense	—	—	—	—
Net loss	(153)	(632)	(1,230)	(1,547)
Basic loss per share	$(0.01)	$(0.03)	$(0.06)	$(0.07)
Diluted loss per share	$(0.01)	$(0.03)	$(0.06)	$(0.07)
Weighted average shares outstanding
Basic	21,043	21,043	21,043	21,043
Diluted	21,043	21,043	21,043	21,043

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	September 30, 2022	March 31, 2022

ASSETS
Current Assets:
Cash and cash equivalents	$27,773	$25,576
Accounts receivable, net	1,071	1,294
Licensing receivable	49	—
Inventory	2,559	2,112
Prepaid purchases	60	141
Prepaid expenses and other current assets	445	390
Total Current Assets	31,957	29,513
Non-Current Assets:
Property and equipment, net	2	2
Right-of-use asset-operating leases	297	403
Right-of-use asset-finance leases	2	2
Other assets	90	90
Total Non-Current Assets	391	497
Total Assets	$32,348	$30,010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	642	758
Short-term operating lease liability	167	211
Short-term finance lease liability	1	1
Income tax payable, current portion	401	195
Advanced deposits	4,100	—
Deferred revenue	113	210
Total Current Liabilities	5,424	1,375
Non-Current Liabilities:
Long-term operating lease liability	132	201
Long-term finance lease liability	1	2
Income tax payable	1,202	1,613
Total Non-Current Liabilities	1,335	1,816
Total Liabilities	$6,759	$3,191
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at September 30, 2022 and March 31, 2022, respectively; 21,042,652 shares outstanding at September 30, 2022 and March 31, 2022, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(24,841)	(23,611)
Treasury stock, at cost (31,923,145 shares at September 30, 2022 and March 31, 2022, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	25,589	26,819
Total Liabilities and Shareholders’ Equity	$32,348	$30,010

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2022	2021
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(1,230)	$(1,547)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Loan forgiveness from Paycheck Protection Program	—	(207)
Amortization of right-of-use assets	106	113
Asset valuation allowances	(25)	71
Changes in assets and liabilities:
Accounts receivable	248	(865)
Licensing receivable	(49)	—
Inventory	(447)	(938)
Prepaid purchases	81	(92)
Prepaid expenses and other current assets	(55)	(277)
Accounts payable and other current liabilities	(116)	(54)
Right of use assets-operating	—	(403)
Short term lease liabilities	(44)	68
Long term lease liabilities	(70)	219
Income taxes payable	(205)	(223)
Advanced deposits	4,100	—
Deferred revenue	(97)	(130)
Net cash provided (used) by operating activities	2,197	(4,265)
Cash Flows From Investing Activities:
Proceeds from sale of short-term investments	—	25,045
Purchases of short-term investments	—	—
Net cash provided by investing activities	—	25,045
Cash Flows from Financing Activities:
	—	—
Net cash provided by financing activities	—	—
Net increase in cash and cash equivalents	2,197	20,780
Cash and cash equivalents at beginning of the year	25,576	5,245
Cash and cash equivalents at end of the year	$27,773	$26,025
Supplemental disclosures:
Cash paid for:
Interest	$6	$4
Income taxes	$205	$222

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2022	$3,310	52,965,797	$529	$79,792	$(23,611)	$(33,201)	$26,819
Net loss	—	—	—	—	(1,230)	—	(1,230)
Balance — September 30, 2022	$3,310	52,965,797	$529	$79,792	$(24,841)	$(33,201)	$25,589

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2021	$3,310	52,965,797	$529	$79,792	$(19,985)	$(33,201)	$30,445
Net loss	—	—	—	—	(1,547)	—	(1,547)
Balance — September 30, 2021	$3,310	52,965,797	$529	$79,792	$(21,532)	$(33,201)	$28,898

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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of  September 30, 2022 and the results of operations for the three and six month periods ended September 30, 2022 and September 30, 2021. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended  March 31, 2022 (“fiscal 2022”), included in the Company’s Annual Report on Form 10-K, as amended, for fiscal 2022.

The results of operations for the three and six month periods ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2023 (“fiscal 2023”).

Whenever necessary, reclassifications are made to conform the prior year’s consolidated financial statements to the current year’s presentation.

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” (Issued December 2019)

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. This standard took effect in the first quarter ( June 2021) of the Company’s fiscal year ending March 31, 2022. The adoption of ASU 2019-12 had no material impact on the Company’s consolidated financial statements and related disclosures.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

Numerator:
Net loss	$(153)	$(632)	$(1,230)	$(1,547)
Denominator:
Denominator for basic and diluted loss per share — weighted average shares	21,043	21,043	21,043	21,043
Net loss per share:
Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.06)	$(0.07)

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at September 30, 2022 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At September 30, 2022, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of September 30, 2022 and March 31, 2022, inventories consisted of the following (in thousands):

	September 30, 2022	March 31, 2022
Finished goods	$2,559	$2,112

NOTE 5 — INCOME TAXES

At September 30, 2022, the Company had $15.6 million of U.S. federal net operating loss (“NOL”) carry forwards. These losses do not expire but are limited to utilization of 80% of taxable income in any one year. At September 30, 2022, the Company had approximately $18.4 million of U.S. state NOL carry forwards. The tax benefits related to these state NOL carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

The income of foreign subsidiaries before taxes was $159,000 for the three month period ended September 30, 2022 as compared to income of foreign subsidiaries before taxes of $34,000 for the three month period ended September 30, 2021. The income of foreign subsidiaries before taxes was $242,000 for the six month period ended September 30, 2022 as compared to income of foreign subsidiaries before taxes of $52,000 for the six month period ended September 30, 2021.

The Company analyzed the future reasonability of recognizing its deferred tax assets at September 30, 2022. As a result, the Company concluded that a 100% valuation allowance of $4,700,000 would be recorded against the assets.

Although the Company generated a net operating loss, it recorded income tax expense of nil and $10,500, respectively, during the three and six month periods ended September 30, 2022, primarily resulting from state income taxes. During the three and six month periods ended September 30, 2021, the Company recorded income tax expense of nil and $10,500, respectively, primarily resulting from state income taxes. After the adoption of ASU 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” during fiscal 2022, these non-income based state taxes are now reported within selling, general and administrative expenses.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of September 30, 2022, the Company’s open tax years for examination for U.S. federal tax are 2016-2021, and for U.S. states’ tax are 2015-2021. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

As of September 30, 2022 and March 31, 2022, the Company had a federal tax liability of approximately $1,603,000 and $1,808,000, respectively, related to the repatriation of the Company’s undistributed earnings of its foreign subsidiaries as required by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). As of September 30, 2022, the Company’s short term portion was approximately $401,000 and the long term portion was approximately $1,202,000.

The liability is payable over 8 years. The first five installments are each equal to 8%, the sixth is equal to 15%, the seventh is equal to 20% and the final installment is equal to 25% of the liability. As of September 30, 2022, the Company has paid five of the eight installments. Each installment must be remitted on or before July 15th of the year in which such installment is due.

NOTE 6 — RELATED PARTY TRANSACTIONS

From time to time, Emerson engages in business transactions with its controlling shareholder, Nimble Holdings Company Limited (“Nimble”), formerly known as The Grande Holdings Limited (“Grande”), and one or more of Nimble’s direct and indirect subsidiaries, or with entities related to the Company’s Chairman of the Board of Directors. Set forth below is a summary of such transactions.

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the SEC on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of September 30, 2022. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

Related Party Transactions

Charges of rental and utility fees on office space in Hong Kong

During the three and six month periods ended September 30, 2022, the Company was billed approximately $40,000 and $43,000, respectively, for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board of Directors. As of September 30, 2022 the Company owed nil to VACL related to these charges.

During the three and six month periods ended September 30, 2021, the Company was billed approximately $200 and $400, respectively, for purchases of personal protection equipment from Vigers Strategic Services Ltd (“VSSL”), which is a company related to the Company’s Chairman of the Board of Directors. VSSL was formerly known as Lafe Strategic Services Ltd. As of September 30, 2022 the Company owed nil to VSSL related to these charges.

NOTE 7 — SHORT TERM INVESTMENTS

At both September 30, 2022 and March 31, 2022, the Company held short term investments in deposits totaling nil. The Company held $25.2 million in deposits which were classified as cash equivalents as of September 30, 2022 and $22.0 million of such deposits as of March 31, 2022.

NOTE 8 — CONCENTRATION RISK

Customer Concentration

For the three month period ended September 30, 2022, the Company’s three largest customers accounted for approximately 90% of the Company’s net revenues, of which Walmart accounted for 48%, Fred Meyer accounted for 24% and Amazon accounted for 18%.

For the six month period ended September 30, 2022, the Company’s three largest customers accounted for approximately 83% of the Company’s net revenues, of which Walmart accounted for 45%, Fred Meyer accounted for 22% and Amazon accounted for 16%.

For the three month period ended September 30, 2021, the Company’s three largest customers accounted for approximately 90% of the Company’s net revenues, of which Amazon accounted for 39%, Walmart accounted for 32% and Fred Meyer accounted for 19%.

For the six month period ended September 30, 2021, the Company’s three largest customers accounted for approximately 86% of the Company’s net revenues, of which Walmart accounted for 38%, Amazon accounted for 27% and Fred Meyer accounted for 21%.

A significant decline in net sales to any of the Company’s key customers would have a material adverse effect on the Company’s business, financial condition and results of operation.

Product Concentration

For the three and six month periods ended September 30, 2022, the Company’s gross product sales were comprised of two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 29% and 34%, respectively, of the Company’s gross product sales. Audio products generated approximately 70% and 65%, respectively, of the Company’s gross product sales.

For the three and six month periods ended September 30, 2021, the Company’s gross product sales were comprised of the same two product types within two categories — housewares products and audio products, of which microwave ovens generated approximately 26% and 33%, respectively, of the Company’s gross product sales. Audio products generated approximately 73% and 67%, respectively, of the Company’s gross product sales.

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top three customers accounted for 42%, 30% and 22% as of September 30, 2022, respectively. As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top three customers accounted for 69%, 17% and 11% as of March 31, 2022, respectively. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash and restricted cash balances on deposit in the U.S. as of September 30, 2022 and March 31, 2022 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash, cash equivalents and restricted cash balances in excess of these FDIC-insured limits were approximately $27.5 million and approximately $25.3 million at September 30, 2022 and March 31, 2022, respectively.

Supplier Concentration

During the three and six month periods ended September 30, 2022, the Company procured 100% of its products for resale from its two largest factory suppliers, of which 64% and 70%, respectively, was supplied by its largest supplier. During the three and six month periods ended September 30, 2021, the Company procured 100% of its products for resale from its two largest factory suppliers, of which 84% and 83%, respectively, was supplied by its largest supplier.

NOTE 9 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of four months to twenty-two months. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during the quarter ended September 30, 2022 to indicate that a reassessment or re-measurement of the Company’s existing leases was required. There were also no impairment indicators identified during the quarter ended September 30, 2022 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC topic 360-10, “Impairment and Disposal of Long-Lived Assets”.

As of September 30, 2022, the Company’s current operating and finance lease liabilities were $167,000 and $1,000, respectively and its non-current operating and finance lease liabilities were $132,000 and $1,000, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of September 30, 2022 was $297,000 and $2,000, respectively.

The components of lease costs, which were included in operating expenses in the Company’s condensed consolidated statements of operations, were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Lease cost
Operating lease cost	$62	$63	$125	$127
Finance lease cost	—	—	—	—
Amortization of right-of-use assets	—	—	—	—
Interest on lease liabilities	—	—	—	—
Variable lease costs	—	—	—	—
Total lease cost	62	63	125	127

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	62	64	125	131
Operating cash flows from finance leases	—	—	—	—
Financing cash flows from finance leases	—	—	—	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	403	—	403
Finance leases	—	—	—	—

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of September 30, 2022	As of September 30, 2021
Operating leases	20.4	29.9
Finance leases	20.2	32.2

Weighted average discount rate
Operating leases	7.50%	7.50%
Finance leases	7.50%	7.50%

As of  September 30, 2022 the maturities of lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases

2023	$108	$1
2024	148	1
2025	62	—
2026	—	—
Thereafter	—	—
Total lease payments	$318	$2
Less: Imputed interest	(19)	—
Total	$299	$2

NOTE 10 — GOVERNMENTAL ASSISTANCE PROGRAMS

During the three month periods ended September 30, 2022 and September 30, 2021, the Company’s Hong Kong subsidiary recorded $8,000 and nil, respectively, under the governmental program called the Employment Support Scheme (“ESS”). The proceeds must be used for payroll expenses and the Company may be subject to government-appointed random reviews to verify the information submitted by the applicant. During the three month periods ended September 30, 2022 and September 30, 2021, the Company recorded nil and $207,000, respectively, related to forgiveness of the Company's Paycheck Protection Program (”PPP”) loan.

During the six month periods ended September 30, 2022 and September 30, 2021, the Company’s Hong Kong subsidiary recorded $30,000 and nil, respectively, under the ESS. During the six month periods ended September 30, 2022 and September 30, 2021, the Company recorded nil and $207,000, respectively, related to forgiveness of the Company's PPP loan.

The income realized from the amount granted under the ESS program and the PPP loan forgiveness are presented as Other Income under the description called “Income from governmental assistance programs” in the Consolidated Statements of Operations.

NOTE 11 — LEGAL PROCEEDINGS

On April 19, 2022, the US District Court for the District of Delaware granted judgment in favor of the Company in its trademark infringement lawsuit against air conditioning and heating products provider Emerson Quiet Kool and wholesaler Home Easy (the “defendants”). Among other things, the court order issues an injunction and directs the US Patent and Trademark Office to cancel the defendants’ existing and proposed “Emerson Quiet Kool” trademarks and prohibits defendants from registering or applying to register the same mark or any other mark or name containing the word “Emerson” going forward. The judgment also awards $6.5 million to the Company. The defendants have to date conditionally made payments, including certain advances and a portion of their liability, which are reflected as advanced deposits in the Consolidated Balance Sheets, in connection with ongoing negotiations among the parties. There is no guarantee that the Company will be able to collect the entire judgment or that a negotiated resolution regarding these matters will ever be agreed among the parties or, if agreed, how soon the parties will be able to do so.

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

●

the ongoing effects of the coronavirus (COVID-19) pandemic-related business disruption and economic uncertainty on both the Company’s projected customer demand and supply chain, as well as its operations and financial performance;

●	the Company’s ability to generate sufficient revenue to achieve and maintain profitability;

●	the Company’s ability to obtain new customers and retain key existing customers, including the Company’s ability to maintain purchase volumes of the Company’s products by its key customers;

●	the Company’s ability to obtain new licensees and distribution relationships and maintain relationships with its existing licensees and distributors;

●	the Company’s ability to resist price increases from its suppliers or pass through such increases to its customers;

●	changes in consumer spending for retail products, such as the Company’s products, and in consumer practices, including sales over the Internet;

●	the Company’s ability to maintain effective internal controls or compliance by its personnel with such internal controls;

●	the Company’s ability to successfully manage its operating cash flows to fund its operations;

●	the Company’s ability to anticipate market trends, enhance existing products or achieve market acceptance of new products;

●	the Company’s ability to accurately forecast consumer demand and adequately manage inventory;

●	the Company’s dependence on a limited number of suppliers for its components and raw materials;

●	the Company’s dependence on third party manufacturers to manufacture and deliver its products;

●	increases in shipping costs for the Company’s products or other service issues with the Company’s third-party shippers;

●	the Company’s dependence on a third party logistics provider for the storage and distribution of its products in the United States;

●	the ability of third party sales representatives to adequately promote, market and sell the Company’s products;

●	the Company’s ability to maintain, protect and enhance its intellectual property;

●	the effects of competition;

●	the Company’s ability to distribute its products in a timely fashion, including as a result of labor disputes and public health threats and social unrest;

●	evolving cybersecurity threats to the Company’s information technology systems or those of its customers or suppliers;

●	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;

●	changes in accounting policies, rules and practices;

●	changes in tax rules and regulations or interpretations;

●	changes in U.S. and foreign trade regulations and tariffs, including potential increases of tariffs on goods imported into the U.S., and uncertainty regarding the same;

●	limited access to financing or increased cost of financing;

●	the effects of currency fluctuations between the U.S. dollar and Chinese renminbi relative to the dollar and increases in costs of production in China; and

●	the other factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2022 and other filings with the SEC.

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

Results of Operations

The following table summarizes certain financial information for the three and six month periods ended September 30, 2022 (fiscal 2023) and September 30, 2021 (fiscal 2022) (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net product sales	$1,627	$1,794	$2,631	$3,781
Licensing revenue	673	65	743	130
Net revenues	2,300	1,859	3,374	3,911
Cost of sales	1,309	1,351	2,188	2,960
Selling, general and administrative expenses	1,291	1,363	2,635	2,738
Operating loss	(300)	(855)	(1,449)	(1,787)
Interest income, net	139	16	189	33
Income from governmental assistance programs	8	207	30	207
Loss before income taxes	(153)	(632)	(1,230)	(1,547)
Provision for income taxes	—	—	—	—
Net loss	$(153)	$(632)	$(1,230)	$(1,547)

Net product sales — Net product sales for the three month period ended September 30, 2022 were $1.6 million as compared to $1.8 million for the three month period ended September 30, 2021, a decrease of  $0.2 million, or 9.3%. The Company’s sales during the three month periods ended September 30, 2022 and September 30, 2021 were highly concentrated among the Company’s three largest customers – Wal-Mart, Fred Meyer and Amazon – comprising in the aggregate approximately 94% and 93%, respectively, of the Company’s total net product sales for such periods.

Net product sales for the six month period ended September 30, 2022 were $2.6 million as compared to $3.8 million for the six month period ended September 30, 2021, a decrease of $1.2 million, or 30.4%. The Company’s sales during the six month periods ended September 30, 2022 and September 30, 2021 were highly concentrated among the Company’s three largest customers – Wal-Mart, Fred Meyer and Amazon – comprising in the aggregate approximately 88% and 89%, respectively, of the Company’s total net product sales for such periods.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $10,000 and $6,000 for the three month periods ended September 30, 2022 and September 30, 2021, respectively, and by approximately $6,000 and nil for the six month periods ended September 30, 2022 and September 30, 2021, respectively. The major elements which contributed to the overall decrease in net product sales were as follows:

i)    Houseware products:Net sales were essentially flat or $0.5 million for the three month period ended September 30, 2022 as compared to $0.5 million for the three month period ended September 30, 2021, driven by similar demand for microwave ovens in both periods. For the six month period ended September 30, 2022, houseware net product sales were $0.9 million, a decrease of $0.4 million, or 26.2%, from $1.3 million for the six month period ended September 30, 2021, driven by a decrease in year-over-year sales of microwave ovens.

ii)         Audio products: Net sales decreased $0.2 million, or 13.6%, to $1.1 million for the three month period ended September 30, 2022 as compared to $1.3 million for the three month period ended September 30, 2021, resulting from decreased net sales of clock radios. For the six month period ended September 30, 2022, audio net product sales were $1.7 million, a decrease of $0.8 million or 32.5%, from to $2.5 million for the six month period ended September 30, 2021, driven by a decrease in year-over-year sales of clock radios.

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

Legal Proceedings — On April 19, 2022, the US District Court for the District of Delaware granted judgment in favor of the Company in its trademark infringement lawsuit against air conditioning and heating products provider Emerson Quiet Kool and wholesaler Home Easy (the “defendants”). Among other things, the court order issues an injunction and directs the US Patent and Trademark Office to cancel the defendants’ existing and proposed “Emerson Quiet Kool” trademarks and prohibits defendants from registering or applying to register the same mark or any other mark or name containing the word “Emerson” going forward. The judgment also awards $6.5 million to the Company. The defendants have to date conditionally made payments, including certain advances and a portion of their liability, which are reflected as advanced deposits in the Consolidated Balance Sheets, in connection with ongoing negotiations among the parties. There is no guarantee that the Company will be able to collect the entire judgment or that a negotiated resolution regarding these matters will ever be agreed among the parties or, if agreed, how soon the parties will be able to do so.

Licensing revenue — Licensing revenue for the three month period ended September 30, 2022 was $673,000 as compared to $65,000 for the three month period ended September 30, 2021, an increase of $608,000, or 935.4%. Licensing revenue for the six month period ended September 30, 2022 was $743,000 as compared to $130,000 for the six month period ended September 30, 2021, an increase of $613,000 or 471.5%. For both of the three and six month periods ended September 30, 2022 the Company recorded $595,000 in royalty income derived from sell-off agreements made with customers of Emerson Quiet Kool. Also contributing were year-over-year increases attributed to the signing of a new licensing agreement as well as an escalation in the annual minimum royalty earned by the Company from one of its existing licensees.

Net revenues — Net revenues were $1.7 million for the three month period ended September 30, 2022 as compared to $1.9 million for the three month period ended September 30, 2021, a decrease of $0.2 million, or 8.3% and $2.8 million for the six month period ended September 30, 2022 as compared to $3.9 million for the six month period ended September 30, 2021 , a decrease of $1.1 million, or 28.9%.

Cost of sales — Cost of sales were essentially flat or $1.3 million for the three month period ended September 30, 2022 as compared to $1.3 million for the three month period ended September 30, 2021. The decrease in absolute terms for the three month period ended September 30, 2022 as compared to the three month period ended September 30, 2021 was primarily related to a decrease in net product sales partially offset by higher year-over-year gross cost of sales as a percentage of gross sales.

Cost of sales decreased $0.8 million, or 26.1% to $2.2 million for the six month period ended September 30, 2022 as compared to $3.0 million for the six month period ended September 30, 2021. The decrease in absolute terms for the six month period ended September 30, 2022 as compared to the three month period ended September 30, 2021 was primarily related to a decrease in net product sales partially offset by higher year-over-year gross cost of sales as a percentage of gross sales.

The Company purchases the products it sells from a limited number of factory suppliers. In each of the three and six month periods ended September 30, 2022 and September 30, 2021, the Company purchased 100% of its products from its two largest suppliers.

Selling, general and administrative expenses (“S,G&A”) — S,G&A was $1.3 million for the three month period ended September 30, 2022 as compared to $1.4 million for three month period ended September 30, 2021, a decrease of $0.1 million or 5.3%. S,G&A, as a percentage of net revenues, was 75.7% for the three month period ended September 30, 2022 as compared to 73.3% for the three month period ended September 30, 2021. The decrease in S,G&A was primarily attributable to a decrease in compensation costs of approximately $81,000, a decrease in insurance expense of $26,000, a decrease in commission expense of $16,000, a decrease in director’s fees of $15,000 and a decrease in bad debt expense of $12,000 partially offset by an increase in legal fees of $82,000. Compensation costs for the three month period ended September 30, 2022 were $526,000 as compared to $607,000 for the three month period ended September 30, 2021. Legal fees for the three month period ended September 30, 2022 were $407,000 as compared to $325,000 for the three month period ended September 30, 2021. Director’s fees for the three month period ended September 30, 2022 were $33,000 as compared to $48,000 for the three month period ended September 30, 2021.

S,G&A was $2.6 million for the six month period ended September 30, 2022 as compared to $2.7 million for six month period ended September 30, 2021, a decrease of $0.1 million or 3.8%. S,G&A, as a percentage of net revenues, was 94.8% for the six month period ended September 30, 2022 as compared to 70.0% for the six month period ended September 30, 2021. The decrease in S,G&A was primarily attributable to a decrease in compensation costs of approximately $205,000, a decrease in director’s fees of $48,000, a decrease in bad debt expense of $34,000,a decrease in insurance expense of $28,000 and a decrease in commission expense of $23,000 partially offset by an increase in legal fees of $241,000. Compensation costs for the six month period ended September 30, 2022 were $1,035,000 as compared to $1,240,000 for the six month period ended September 30, 2021. Legal fees for the six month period ended September 30, 2022 were $838,000 as compared to $598,000 for the six month period ended September 30, 2021. Director’s fees for the six month period ended September 30, 2022 were $65,000 as compared to $113,000 for the six month period ended September 30, 2021.

Interest income, net — Interest income, net, was $139,000 for the three month period ended September 30, 2022 as compared to $16,000 for the three month period ended September 30, 2021, an increase of $123,000. The increase was primarily due to higher average interest rates earned on the Company’s short term investments.

Interest income, net, was $189,000 for the six month period ended September 30, 2022 as compared to $33,000 for the six month period ended September 30, 2021, an increase of $156,000. The increase was primarily due to higher average interest rates earned on the Company’s short term investments.

Income from governmental assistance programs — For the three month period ended September 30, 2022, the Company recorded income of approximately $8,000 under the ESS program. For the three month period ended September 30, 2021, the Company recorded income of $207,000 as loan forgiveness in respect of its PPP loan. See “Note 10 – Governmental Assistance Programs”.

For the six month period ended September 30, 2022, the Company recorded income of approximately $30,000 under the ESS program. For the six month period ended September 30, 2021, the Company recorded income of $207,000 as loan forgiveness in respect of its PPP loan. See “Note 10 – Governmental Assistance Programs”.

Provision (benefit) for income taxes — For the three and six month periods ended September 30, 2022 and September 30, 2021, the Company recorded income tax expense of nil. Under ASU 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” the Company incurred $10,950 of non-income based state taxes for both six month periods, which are now reported as S,G &A. See “Note 5 – Income Taxes”.

Although the Company generated net losses during fiscal 2023 and fiscal 2022, it was unable to realize an income tax benefit due to valuation allowances recorded against its deferred tax assets.

Net (loss) — As a result of the foregoing factors, the Company realized a net loss of $153,000 for the three month period ended September 30, 2022 as compared to a net loss of $632,000 for the three month period ended September 30, 2021.

For the six month period ended September 30, 2022, the Company realized a net loss of $1,230,000 as compared to a net loss of $1,547,000 for the six month period ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022, the Company had cash and cash equivalents of approximately $27.8 million as compared to approximately $25.6 million at March 31, 2022. Cash and cash equivalents includes short term investments in deposits which were classified as cash equivalents of $25.2 million as of September 30, 2022 compared to $22.0 million of such deposits as of March 31, 2022. Working capital decreased to $26.7 million at September 30, 2022 as compared to $28.1 million at March 31, 20221. The increase in cash and cash equivalents of approximately $2.2 million was due to an increase in advanced deposits of $4.1 million (representing conditional payments received in connection with ongoing settlement negotiations) and a decrease in accounts receivable of $0.2 million partially offset by the net loss generated during the period of $1.2 million, an increase in inventory of $0.4 million, a decrease in federal taxes payable of $0.2 million, a decrease in long term lease liabilities of $0.1 million, a decrease in accounts payable and other current liabilities of $0.1 million and a decrease in deferred revenue of $0.1 million.

Cash Flows

Net cash provided by operating activities was approximately $2.2 million for the six month period ended September 30, 20221, resulting from an increase in advanced deposits of $4.1 million and a decrease in accounts receivable of $0.2 million partially offset by the $1.2 million net loss generated during the period, an increase in inventory of $0.4 million, a decrease in federal taxes payable of $0.2 million and a decrease in accounts payable and other current liabilities of $0.1 million, a decrease in long term lease liabilities of $0.1 million and a decrease in deferred revenue of $0.1 million.

Net cash used by investing activities was nil for the six month period ended September 30, 2022.

Net cash used by financing activities was nil for the six month period ended September 30, 2022.

Sources and Uses of Funds

The Company’s principal existing sources of cash are generated from operations and its existing short-term investments. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2022, the Company did not have any off-balance sheet arrangements as defined under the rules of the SEC.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2022, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is, and from time to time may become, involved in legal proceedings, in most cases involving ordinary and routine claims incidental to its business. Management cannot estimate with certainty the Company’s ultimate legal and financial liability with respect to any such pending litigation matters. However, management believes, based on its examination of such matters, that the Company is not currently involved in any legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Information relating to our ongoing legal proceedings is described in Note 11 to our condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Christopher W. Ho
Date: November 14, 2022	Christopher W. Ho
Chief Executive Officer (Principal Executive Officer)

/s/ Richard Li
Date: November 14, 2022	Richard Li
Chief Financial Officer (Principal Financial and Accounting Officer)