Form 10-Q
period 2022-12-31
EMERSON RADIO CORP
filed 2023-02-14
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-07731

EMERSON RADIO CORP.

(Exact name of registrant as specified in its charter)

Delaware	22-3285224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

959 Route 46 East, Suite 210, Parsippany, NJ	07054
(Address of principal executive offices)	(Zip code)

(973) 428-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	MSN	NYSE American

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

Indicate the number of shares outstanding of common stock as of February 14, 2023: 21,042,652.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

Net revenues:
Net product sales	$1,704	$2,509	$4,335	$6,290
Licensing revenue	228	65	971	195
Net revenues	1,932	2,574	5,306	6,485
Costs and expenses:
Cost of sales	1,361	1,826	3,549	4,786
Selling, general and administrative expenses	1,051	1,469	3,686	4,207
	2,412	3,295	7,235	8,993
Operating loss	(480)	(721)	(1,929)	(2,508)
Other (loss) income:
Loss on settlement of litigation	—	(450)	—	(450)
Interest income, net	235	7	424	40
Income from governmental assistance programs	4	—	34	207
Loss before income taxes	(241)	(1,164)	(1,471)	(2,711)
Provision for income tax expense	—	—	—	—
Net loss	(241)	(1,164)	(1,471)	(2,711)
Basic loss per share	$(0.01)	$(0.06)	$(0.07)	$(0.13)
Diluted loss per share	$(0.01)	$(0.06)	$(0.07)	$(0.13)
Weighted average shares outstanding
Basic	21,043	21,043	21,043	21,043
Diluted	21,043	21,043	21,043	21,043

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	December 31, 2022	March 31, 2022

ASSETS
Current Assets:
Cash and cash equivalents	$27,294	$25,576
Accounts receivable, net	927	1,294
Licensing receivable	191	—
Inventory	2,345	2,112
Prepaid purchases	644	141
Prepaid expenses and other current assets	254	390
Total Current Assets	31,655	29,513
Non-Current Assets:
Property and equipment, net	2	2
Right-of-use asset-operating leases	244	403
Right-of-use asset-finance leases	2	2
Other assets	90	90
Total Non-Current Assets	338	497
Total Assets	$31,993	$30,010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	514	758
Due to affiliate	1	—
Short-term operating lease liability	145	211
Short-term finance lease liability	1	1
Income tax payable, current portion	401	195
Advanced deposits	4,100	—
Deferred revenue	182	210
Total Current Liabilities	5,344	1,375
Non-Current Liabilities:
Long-term operating lease liability	98	201
Long-term finance lease liability	1	2
Income tax payable	1,202	1,613
Total Non-Current Liabilities	1,301	1,816
Total Liabilities	$6,645	$3,191
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at December 31, 2022 and March 31, 2022, respectively; 21,042,652 shares outstanding at December 31, 2022 and March 31, 2022, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(25,082)	(23,611)
Treasury stock, at cost (31,923,145 shares at December 31, 2022 and March 31, 2022, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	25,348	26,819
Total Liabilities and Shareholders’ Equity	$31,993	$30,010

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2022	2021
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(1,471)	$(2,711)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Loan forgiveness from Paycheck Protection Program	—	(207)
Amortization of right-of-use assets	159	164
Asset valuation allowances	39	149
Changes in assets and liabilities:
Accounts receivable	328	(2,077)
Licensing receivable	(191)	—
Inventory	(233)	(613)
Prepaid purchases	(503)	74
Prepaid expenses and other current assets	136	(94)
Other assets	—	4
Accounts payable and other current liabilities	(244)	354
Right of use assets-operating	—	(403)
Short term lease liabilities	(66)	73
Long term lease liabilities	(104)	161
Due to affiliate	1	—
Income taxes payable	(205)	(223)
Advanced deposits	4,100	—
Deferred revenue	(28)	(195)
Net cash provided (used) by operating activities	1,718	(5,544)
Cash Flows From Investing Activities:
Proceeds from sale of short-term investments	—	25,045
Additions to property and equipment	—	(2)
Purchases of short-term investments	—	—
Net cash provided by investing activities	—	25,043
Cash Flows from Financing Activities:
	—	—
Net cash provided by financing activities	—	—
Net increase in cash and cash equivalents	1,718	19,499
Cash and cash equivalents at beginning of the year	25,576	5,245
Cash and cash equivalents at end of the year	$27,294	$24,744
Supplemental disclosures:
Cash paid for:
Interest	$8	$8
Income taxes	$205	$222

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2022	$3,310	52,965,797	$529	$79,792	$(23,611)	$(33,201)	$26,819
Net loss	—	—	—	—	(1,471)	—	(1,471)
Balance — December 31, 2022	$3,310	52,965,797	$529	$79,792	$(25,082)	$(33,201)	$25,348

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2021	$3,310	52,965,797	$529	$79,792	$(19,985)	$(33,201)	$30,445
Net loss	—	—	—	—	(2,711)	—	(2,711)
Balance — December 31, 2021	$3,310	52,965,797	$529	$79,792	$(22,696)	$(33,201)	$27,734

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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of  December 31, 2022 and the results of operations for the three and nine month periods ended December 31, 2022 and December 31, 2021. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended  March 31, 2022 (“fiscal 2022”), included in the Company’s Annual Report on Form 10-K, as amended, for fiscal 2022.

The results of operations for the three and nine month periods ended December 31, 2022 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2023 (“fiscal 2023”).

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

Licensing: In addition to the distribution of products, the Company grants licenses for the right to access the Company’s intellectual property, specifically the Company’s trademarks, for a stated term for the manufacture and/or sale of consumer electronics and other products under agreements which require payment of either (i) a non-refundable minimum guaranteed royalty or, (ii) the greater of (a) the actual royalties due (based on a contractual calculation, normally comprised of actual product sales by the licensee multiplied by a stated royalty rate, or “Sales Royalties”) or (b) a minimum guaranteed royalty amount. In the case of the foregoing clause (i), such amounts are recognized as revenue on a straight-line basis over the term of the license agreement. In the case of the foregoing clause (ii), Sales Royalties in excess of guaranteed minimums are accounted for as variable fees and are not recognized as revenue until the Company has ascertained that the licensee’s sales of products have exceeded the guaranteed minimum. In effect, the Company recognizes the greater of Sales Royalties earned to date or the straight-line amount of minimum guaranteed royalties to date. In the case where a royalty is paid to the Company in advance, the royalty payment is initially recorded as a liability and recognized as revenue as the royalties are deemed to be earned according to the principles outlined above.

NOTE 2 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts). Weighted average shares includes the impact of shares held in treasury.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

Numerator:
Net loss	$(241)	$(1,164)	$(1,471)	$(2,711)
Denominator:
Denominator for basic and diluted loss per share — weighted average shares	21,043	21,043	21,043	21,043
Net loss per share:
Basic and diluted loss per share	$(0.01)	$(0.06)	$(0.07)	$(0.13)

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at December 31, 2022 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At December 31, 2022, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of December 31, 2022 and March 31, 2022, inventories consisted of the following (in thousands):

	December 31, 2022	March 31, 2022
Finished goods	$2,345	$2,112

NOTE 5 — INCOME TAXES

At December 31, 2022, the Company had $16.0 million of U.S. federal net operating loss (“NOL”) carry forwards. These losses do not expire but are limited to utilization of 80% of taxable income in any one year. At December 31, 2022, the Company had approximately $18.7 million of U.S. state NOL carry forwards. The tax benefits related to these state NOL carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

The income of foreign subsidiaries before taxes was $247,000 for the three month period ended December 31, 2022 as compared to income of foreign subsidiaries before taxes of $19,000 for the three month period ended December 31, 2021. The income of foreign subsidiaries before taxes was $489,000 for the nine month period ended December 31, 2022 as compared to income of foreign subsidiaries before taxes of $71,000 for the nine month period ended December 31, 2021.

The Company analyzed the future reasonability of recognizing its deferred tax assets at December 31, 2022. As a result, the Company concluded that a 100% valuation allowance of $4,800,000 would be recorded against the assets.

Although the Company generated a net operating loss, it recorded income tax expense of nil and $10,500, respectively, during the three and nine month periods ended December 31, 2022, primarily resulting from state income taxes. During the three and nine month periods ended December 31, 2021, the Company recorded income tax expense of nil and $10,500, respectively, primarily resulting from state income taxes. After the adoption of ASU 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” during fiscal 2022, these non-income based state taxes are now reported within selling, general and administrative expenses.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of December 31, 2022, the Company’s open tax years for examination for U.S. federal tax are 2017-2021, and for U.S. states’ tax are 2016-2021. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

As of December 31, 2022, the Company is asserting under ASC 740-30 that all of the unremitted earnings of its foreign subsidiaries are indefinitely invested. The Company evaluates this assertion each period based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S.

As of December 31, 2022 and March 31, 2022, the Company had a federal tax liability of approximately $1,603,000 and $1,808,000, respectively, related to the repatriation of the Company’s undistributed earnings of its foreign subsidiaries as required by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). As of December 31, 2022, the Company’s short term portion was approximately $401,000 and the long term portion was approximately $1,202,000.

The liability is payable over 8 years. The first five installments are each equal to 8%, the sixth is equal to 15%, the seventh is equal to 20% and the final installment is equal to 25% of the liability. As of December 31, 2022, the Company has paid five of the eight installments. Each installment must be remitted on or before July 15th of the year in which such installment is due.

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

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the SEC on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of December 31, 2022. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

Related Party Transactions

Charges of rental and utility fees on office space in Hong Kong

During the three and nine month periods ended December 31, 2022, the Company was billed approximately $40,000 and $119,000, respectively, for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board of Directors. As of December 31, 2022 the Company owed approximately $800 to VACL related to these charges.

During the three and nine month periods ended December 31, 2021, the Company was billed approximately $500 and $1,100, respectively, for purchases of personal protection equipment from Vigers Strategic Services Ltd (“VSSL”), which is a company related to the Company’s Chairman of the Board of Directors. VSSL was formerly known as Lafe Strategic Services Ltd. As of December 31, 2022 the Company owed approximately $500 to VSSL related to these charges.

NOTE 7 — SHORT TERM INVESTMENTS

At both December 31, 2022 and March 31, 2022, the Company held short term investments in deposits totaling nil. The Company held $25.5 million in deposits which were classified as cash equivalents as of December 31, 2022 and $22.0 million of such deposits as of March 31, 2022.

NOTE 8 — CONCENTRATION RISK

Customer Concentration

For the three month period ended December 31, 2022, the Company’s two largest customers accounted for approximately 84% of the Company’s net revenues, of which Walmart accounted for approximately 50% and Amazon accounted for approximately 34%. No other customer accounted for greater than 10% of the Company's net revenues.

For the nine month period ended December 31, 2022, the Company’s three largest customers accounted for approximately 74% of the Company’s net revenues, of which Walmart accounted for approximately 42%, Amazon accounted for approximately 21% and Fred Meyer accounted for approximately 11%.

For the three month period ended December 31, 2021, the Company’s three largest customers accounted for approximately 92% of the Company’s net revenues, of which Amazon accounted for approximately 50%, Walmart accounted for approximately 37% and Fred Meyer accounted for approximately 5%.

For the nine month period ended December 31, 2021, the Company’s three largest customers accounted for approximately 88% of the Company’s net revenues, of which Walmart accounted for approximately 37%, Amazon accounted for approximately 36% and Fred Meyer accounted for approximately 15%.

A significant decline in net sales to any of the Company’s key customers would have a material adverse effect on the Company’s business, financial condition and results of operation.

Product Concentration

For the three and nine month periods ended December 31, 2022, the Company’s gross product sales included microwave ovens, which generated approximately 9% and 24%, respectively, of the Company’s gross product sales and audio products, which generated approximately 91% and 75%, respectively, of the Company’s gross product sales.

For the three and nine month periods ended December 31, 2021, the Company’s gross product sales included microwave ovens, which generated approximately 10% and 24%, respectively, of the Company’s gross product sales and audio products, which generated approximately 89% and 76%, respectively, of the Company’s gross product sales.

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top two customers accounted for approximately 51% and 48%, respectively, as of December 31, 2022. No other customers accounted for greater than 10% of the Company's total trade accounts receivable, net of specific reserves as of December 31, 2022. As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top three customers accounted for approximately 69%, 17% and 11%, respectively, as of March 31, 2022. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash and restricted cash balances on deposit in the U.S. as of December 31, 2022 and March 31, 2022 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash, cash equivalents and restricted cash balances in excess of these FDIC-insured limits were approximately $27.0 million and approximately $25.3 million at December 31, 2022 and March 31, 2022, respectively.

Supplier Concentration

During the three and nine month periods ended December 31, 2022, the Company procured 100% of its products for resale from its three largest factory suppliers, of which approximately 74% and 71%, respectively, was supplied by its largest supplier. During the three and nine month periods ended December 31, 2021, the Company procured 100% of its products for resale from its two largest factory suppliers, of which approximately 81% and 83%, respectively, was supplied by its largest supplier.

NOTE 9 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of four months to twenty-two months. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during the quarter ended December 31, 2022 to indicate that a reassessment or re-measurement of the Company’s existing leases was required. There were also no impairment indicators identified during the quarter ended December 31, 2022 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC topic 360-10, “Impairment and Disposal of Long-Lived Assets”.

As of December 31, 2022, the Company’s current operating lease liabilities and finance lease liabilities were $145,000 and $1,000, respectively and its non-current operating lease liabilities and finance lease liabilities were $98,000 and $1,000, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of December 31, 2022 was $244,000 and $2,000, respectively.

In January 2023, the Company relocated its headquarters to a temporary office space. The Company's new landlord has yet to receive the proper permits to build out the agreed-upon space. The commencement date on the new lease will not begin until the Company moves into the agreed-upon space. The Company is not obligated to pay rent while it resides in the temporary office space. Due to the uncertainty of the commencement date, the right-of-use asset and lease liabilities cannot be calculated at this time.

The components of lease costs, which were included in operating expenses in the Company’s condensed consolidated statements of operations, were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Lease cost
Operating lease cost	$60	$64	$185	$191
Finance lease cost	—	—	—	—
Amortization of right-of-use assets	—	—	—	—
Interest on lease liabilities	—	—	—	—
Variable lease costs	—	—	—	—
Total lease cost	60	64	185	191

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	62	63	187	194
Operating cash flows from finance leases	—	—	—	—
Financing cash flows from finance leases	—	—	—	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	403	—	403
Finance leases	—	—	—	—

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of December 31, 2022	As of December 31, 2021
Operating leases	18.8	27.3
Finance leases	17.2	29.2

Weighted average discount rate
Operating leases	7.50%	7.50%
Finance leases	7.50%	7.50%

As of  December 31, 2022 the maturities of lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases

2023	$46	$1
2024	149	1
2025	62	—
2026	—	—
Thereafter	—	—
Total lease payments	$257	$2
Less: Imputed interest	(14)	—
Total	$243	$2

NOTE 10 — GOVERNMENTAL ASSISTANCE PROGRAMS

During the three month periods ended December 31, 2022 and December 31, 2021, the Company’s Hong Kong subsidiary recorded $4,000 and nil, respectively, under the governmental program called the Employment Support Scheme (“ESS”). The proceeds must be used for payroll expenses and the Company may be subject to government-appointed random reviews to verify the information submitted by the applicant.

During the nine month periods ended December 31, 2022 and December 31, 2021, the Company’s Hong Kong subsidiary recorded $34,000 and nil, respectively, under the ESS. During the nine month periods ended December 31, 2022 and December 31, 2021, the Company recorded nil and $207,000, respectively, related to forgiveness of the Company's Paycheck Protection Program (”PPP”) loan.

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

Furthermore, the situation surrounding the COVID-19 pandemic remains fluid. The extent of any impact on the Company's business, results of operations or financial position will depend on future developments, including the duration of the outbreak, duration of the measures taken to control the spread, the effectiveness of actions taken to contain and treat the disease, and demand for the Company’s products.

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

Results of Operations

The following table summarizes certain financial information for the three and nine month periods ended December 31, 2022 (fiscal 2023) and December 31, 2021 (fiscal 2022) (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net product sales	$1,704	$2,509	$4,335	$6,290
Licensing revenue	228	65	971	195
Net revenues	1,932	2,574	5,306	6,485
Cost of sales	1,361	1,826	3,549	4,786
Selling, general and administrative expenses	1,051	1,469	3,686	4,207
Operating loss	(480)	(721)	(1,929)	(2,508)
Loss on settlement of litigation	-	(450)	-	(450)
Interest income, net	235	7	424	40
Income from governmental assistance programs	4	-	34	207
Loss before income taxes	(241)	(1,164)	(1,471)	(2,711)
Provision for income taxes	—	—	—	—
Net loss	$(241)	$(1,164)	$(1,471)	$(2,711)

Net product sales — Net product sales for the three month period ended December 31, 2022 were $1.7 million as compared to $2.5 million for the three month period ended December 31, 2021, a decrease of  $0.8 million, or 32.1%. The Company’s sales during the three month periods ended December 31, 2022 and December 31, 2021 were highly concentrated among the Company’s three largest customers – Wal-Mart, Amazon  and Fred Meyer – comprising in the aggregate approximately 99% and 94%, respectively, of the Company’s total net product sales for such periods.

Net product sales for the nine month period ended December 31, 2022 were $4.3 million as compared to $6.3 million for the nine month period ended December 31, 2021, a decrease of $2.0 million, or 31.1%. The Company’s sales during the nine month periods ended December 31, 2022 and December 31, 2021 were highly concentrated among the Company’s three largest customers – Wal-Mart, Fred Meyer and Amazon – comprising in the aggregate approximately 91% and 91%, respectively, of the Company’s total net product sales for such periods.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $10,000 and $6,000 for the three month periods ended December 31, 2022 and December 31, 2021, respectively, and by approximately $16,000 and nil for the nine month periods ended December 31, 2022 and December 31, 2021, respectively. The major elements which contributed to the overall decrease in net product sales were as follows:

i)    Houseware products:Net sales decreased $0.1 million, or 43.9%, to $0.2 million for the three month period ended December 31, 2022 as compared to $0.3 million for the three month period ended December 31, 2021, driven by reduced demand for microwave ovens. For the nine month period ended December 31, 2022, houseware net product sales were $1.1 million, a decrease of $0.4 million, or 29.6%, from $1.5 million for the nine month period ended December 31, 2021, driven by a decrease in year-over-year sales of microwave ovens.

ii)         Audio products: Net sales decreased $0.7 million, or 30.7%, to $1.5 million for the three month period ended December 31, 2022 as compared to $2.2 million for the three month period ended December 31, 2021, resulting from decreased net sales of clock radios. For the nine month period ended December 31, 2022, audio net product sales were $3.3 million, a decrease of $1.5 million or 31.6%, from to $4.8 million for the nine month period ended December 31, 2021, driven by a decrease in year-over-year sales of clock radios.

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

In light of the adverse macroeconomic conditions domestically and internationally, the Company has implemented certain cost-reduction actions intended to reduce expenditures. However, the environment remains highly uncertain and demand for the Company’s products remains difficult to assess due to many factors including the pace of economic recovery around the world, the status of various government stimulus programs, competitive intensity and retailer actions to continue carefully managing inventory. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.

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

Licensing revenue — Licensing revenue for the three month period ended December 31, 2022 was $228,000 as compared to $65,000 for the three month period ended December 31, 2021, an increase of $163,000, or 251.4%. Licensing revenue for the nine month period ended December 31, 2022 was $971,000 as compared to $195,000 for the nine month period ended December 31, 2021, an increase of $776,000 or 398.0%. For the three and nine month periods ended December 31, 2022 the Company recorded $105,000 and $700,000, respectively, in royalty income derived from sell-off agreements made with customers of Emerson Quiet Kool. Also contributing were year-over-year increases attributed to the signing of new licensing agreements as well as an escalation in the annual minimum royalty earned by the Company from one of its existing licensees.

Net revenues — Net revenues were $1.9 million for the three month period ended December 31, 2022 as compared to $2.6 million for the three month period ended December 31, 2021, a decrease of $0.7 million, or 24.9% and $5.3 million for the nine month period ended December 31, 2022 as compared to $6.5 million for the nine month period ended December 31, 2021 , a decrease of $1.2 million, or 18.2%.

Cost of sales — Cost of sales decreased $0.5 million, or 25.5% to $1.3 million for the three month period ended December 31, 2022 as compared to $1.8 million for the three month period ended December 31, 2021. The decrease in absolute terms for the three month period ended December 31, 2022 as compared to the three month period ended December 31, 2021 was primarily related to a decrease in net product sales partially offset by higher year-over-year gross cost of sales as a percentage of gross sales.

Cost of sales decreased $1.2 million, or 25.9% to $3.6 million for the nine month period ended December 31, 2022 as compared to $4.8 million for the nine month period ended December 31, 2021. The decrease in absolute terms for the nine month period ended December 31, 2022 as compared to the three month period ended December 31, 2021 was primarily related to a decrease in net product sales partially offset by higher year-over-year gross cost of sales as a percentage of gross sales.

The Company purchases the products it sells from a limited number of factory suppliers. In each of the three and nine month periods ended December 31, 2022 and December 31, 2021, the Company purchased 100% of its products from its three largest suppliers.

Selling, general and administrative expenses (“S,G&A”) — S,G&A was $1.1 million for the three month period ended December 31, 2022 as compared to $1.5 million for the three month period ended December 31, 2021, a decrease of $0.4 million or 28.5%. S,G&A, as a percentage of net revenues, was 54.4% for the three month period ended December 31, 2022 as compared to 57.1% for the three month period ended December 31, 2021. The decrease in S,G&A was primarily attributable to a decrease in legal fees of $333,000, a decrease in compensation costs of $42,000, a decrease in insurance expense of $43,000 and a decrease in director’s fees of $15,000. Legal fees for the three month period ended December 31, 2022 were $169,000 as compared to $502,000 for the three month period ended December 31, 2021. Compensation costs for the three month period ended December 31, 2022 were $489,000 as compared to $531,000 for the three month period ended December 31, 2021. Insurance expense for the three month period ended December 31, 2022 was $111,000 as compared to $154,000 for the three month period ended December 31, 2021. Director’s fees for the three month period ended December 31, 2022 were $33,000 as compared to $48,000 for the three month period ended December 31, 2021.

S,G&A was $3.7 million for the nine month period ended December 31, 2022 as compared to $4.2 million for the nine month period ended December 31, 2021, a decrease of $0.5 million or 12.4%. S,G&A, as a percentage of net revenues, was 69.5% for the nine month period ended December 31, 2022 as compared to 64.9% for the nine month period ended December 31, 2021. The decrease in S,G&A was primarily attributable to a decrease in compensation costs of $247,000, a decrease in legal fees of $93,000, a decrease in insurance expense of $71,000, a decrease in director’s fees of $63,000, a decrease in commission expense of $30,000 and a decrease in bad debt expense of $25,000. Compensation costs for the nine month period ended December 31, 2022 were $1,524,000 as compared to $1,771,000 for the nine month period ended December 31, 2021. Legal fees for the nine month period ended December 31, 2022 were $1,007,000 as compared to $1,100,000 for the nine month period ended December 31, 2021. Insurance expense for the nine month period ended December 31, 2022 was $388,000 as compared to $459,000 for the nine month period ended December 31, 2021. Director’s fees for the nine month period ended December 31, 2022 were $97,000 as compared to $160,000 for the nine month period ended December 31, 2021. Commission expense for the nine month period ended December 31, 2022 was $33,000 as compared to $63,000 for the nine month period ended December 31, 2021. Bad debt expense for the nine month period ended December 31, 2022 was $2,000 as compared to $27,000 for the nine month period ended December 31, 2021.

Interest income, net — Interest income, net, was $235,000 for the three month period ended December 31, 2022 as compared to $7,000 for the three month period ended December 31, 2021, an increase of $228,000. The increase was primarily due to higher average interest rates earned on the Company’s short term investments.

Interest income, net, was $424,000 for the nine month period ended December 31, 2022 as compared to $40,000 for the nine month period ended December 31, 2021, an increase of $384,000. The increase was primarily due to higher average interest rates earned on the Company’s short term investments.

Income from governmental assistance programs — For the three month period ended December 31, 2022, the Company recorded income of approximately $4,000 under the ESS program. See “Note 10 – Governmental Assistance Programs”.

For the nine month period ended December 31, 2022, the Company recorded income of approximately $34,000 under the ESS program. For the nine month period ended December 31, 2021, the Company recorded income of $207,000 as loan forgiveness in respect of its PPP loan. See “Note 10 – Governmental Assistance Programs”.

Provision (benefit) for income taxes — For both of the three month periods ended December 31, 2022 and December 31, 2021, the Company recorded income tax expense of nil. For both of the nine month periods ended December 31, 2022 and December 31, 2021, the Company under the adoption of ASU 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” incurred $10,950 of non-income based state taxes, which are now reported as S,G &A. See “Note 5 – Income Taxes”.

Although the Company generated net losses during fiscal 2023 and fiscal 2022, it was unable to realize an income tax benefit due to valuation allowances recorded against its deferred tax assets.

Net (loss) — As a result of the foregoing factors, the Company realized a net loss of $241,000 for the three month period ended December 31, 2022 as compared to a net loss of $1,164,000 for the three month period ended December 31, 2021.

For the nine month period ended December 31, 2022, the Company realized a net loss of $1,471,000 as compared to a net loss of $2,711,000 for the nine month period ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, the Company had cash and cash equivalents of approximately $27.3 million as compared to approximately $25.6 million at March 31, 2022. Cash and cash equivalents includes short term investments in deposits which were classified as cash equivalents of $25.5 million as of December 31, 2022 compared to $22.0 million of such deposits as of March 31, 2022. Working capital decreased to $26.3 million at December 31, 2022 as compared to $28.1 million at March 31, 2022. The increase in cash and cash equivalents of approximately $1.7 million was due to an increase in advanced deposits of $4.1 million (representing conditional payments received in connection with ongoing settlement negotiations) and a decrease in accounts receivable of $0.4 million partially offset by the net loss generated during the period of $1.5 million, an increase in prepaid purchases of $0.5 million, a decrease in accounts payable and other current liabilities of $0.2 million, an increase in inventory of $0.2 million and a decrease in federal taxes payable of $0.2 million and an increase in licensing receivables of $0.2 million.

Cash Flows

Net cash provided by operating activities was approximately $1.7 million for the nine month period ended December 31, 20221, resulting from an increase in advanced deposits of $4.1 million and a decrease in accounts receivable of $0.3 million and a decrease in prepaid expenses and other current assets of $0.1 million partially offset by the $1.5 million net loss generated during the period, an increase in prepaid purchases of $0.5 million, a decrease in accounts payable and other current liabilities of $0.2 million, an increase in inventory of $0.2 million, a decrease in federal taxes payable of $0.2 million and an increase in licensing receivables of $0.2 million.

Net cash used by investing activities was nil for the nine month period ended December 31, 2022.

Net cash used by financing activities was nil for the nine month period ended December 31, 2022.

Sources and Uses of Funds

The Company’s principal existing sources of cash are generated from operations and its existing short-term investments. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2022, the Company did not have any off-balance sheet arrangements as defined under the rules of the SEC.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2022, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Christopher W. Ho
Date: February 14, 2023	Christopher W. Ho
Chief Executive Officer (Principal Executive Officer)

/s/ Richard Li
Date: February 14, 2023	Richard Li
Chief Financial Officer (Principal Financial and Accounting Officer)