Form 10-K
period 2023-03-31
EMERSON RADIO CORP
filed 2023-06-26
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended March 31, 2023

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐     No. ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes ☐     No. ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No. ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes ☒     No. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No. ☒

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2022 (computed by reference to the last reported sale price of the Common Stock on the NYSE American on such date): $3,305,640.

Number of Common Shares outstanding at June 26, 2023: 21,042,652

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of the Form 10-K
Proxy Statement for Annual Meeting of Stockholders for the fiscal year ended March 31, 2023, or an amendment to this Annual Report on Form 10-K	Part III

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

General

The Company, directly and through it's subsidiaries, designs, sources, imports, markets, sells and licenses to certain licensees a variety of houseware and consumer electronic products, both domestically and internationally, under the Emerson® brand name.

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

Products

The Company’s current product categories, which include licensed products, consist primarily of the following:

Houseware Products	Audio Products	Other

Microwave Ovens	Clock Radios	Televisions

Compact Refrigerators	Bluetooth Speakers	Lithium Batteries

Toaster Ovens	Karaoke Machines	Security Products

	Wireless Charging	Massagers

Sales and Distribution

The Company markets its products exclusively in the United States, primarily through mass merchandisers and online marketplaces.

During the fiscal year ended March 31, 2023 (“fiscal 2023”), Walmart accounted for approximately 42%, Amazon accounted for approximately 23%, and Fred Meyer accounted for approximately 12% of the Company’s net revenues. During the fiscal year ended March 31, 2022 (“fiscal 2022”), Walmart accounted for approximately 45%, Amazon accounted for approximately 32%, and Fred Meyer accounted for approximately 13% of the Company’s net revenues. No other customer accounted for more than 10% of net revenues in either period. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Amazon, Walmart and Fred Meyer accounted for approximately 43%, 35% and 11%, respectively, as of March 31, 2023. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Walmart, Amazon and Fred Meyer accounted for approximately 69%, 17% and 11%, respectively, as of March 31, 2022. No other customer accounted for more than 10% of the Company’s total trade accounts receivable, net of specific reserves, as of March 31, 2023 or March 31, 2022. Management believes that a loss, or a significant reduction, of sales to any of its key customers would have a material adverse effect on the Company’s business and results of operations.

Approximately 39% and 50% of the Company’s net revenues for fiscal years 2023 and 2022, respectively, were made through third-party sales representative organizations that receive sales commissions and work in conjunction with the Company’s own sales personnel. With the Company’s permission, third-party sales representative organizations may sell competitive products in addition to the Company’s products. In most instances, either party may terminate a sales representative relationship on 30 days prior notice by the Company and 90 days prior notice by the sales representative organization in accordance with customary industry practice. In fiscal 2023, the Company utilized 2 sales representative organizations, including one which represented approximately 38% of its net revenues. In fiscal 2022, the Company utilized 4 sales representative organizations, including one which represented approximately 47% of its net revenues. No other sales representative organization accounted for more than 10% of the Company’s net revenues in fiscal 2023 or fiscal 2022. The remainder of the Company’s sales are to customers that are serviced by its sales personnel. The loss or reduction of product sales made through third party sales representative organizations could have a material adverse effect on the Company’s business and results of operations. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.

The Company primarily sells product to customers from its United States warehoused inventory, which is referred to as the “Domestic Program”. Under the Domestic Program, title for product typically passes at the time of shipment. The Company’s direct import program (“Direct Import Program”) allows its customers to import and receive product directly from an export port in the country of manufacture outside the United States. Under the Direct Import Program, title for the Company’s product passes to the customer in the country of origin when the product is shipped by the Company’s subsidiary in China. Under both programs, the Company recognizes revenues at the time title passes to the customer as this is when the Company satisfies its performance obligation under the contracts with its customers. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During fiscal 2023 approximately 16% of the Company’s product sales were sold under the Direct Import Program. During fiscal 2022, approximately 9% of the Company’s product sales were sold under the Direct Import Program.

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

Licensing Activities

The Company is currently party to one license agreement with a third party licensee that allows the licensee to manufacture and/or sell various products bearing the Company’s trademarks into defined geographic areas. Such activities have historically had a positive impact on operating results by generating income with minimal incremental costs and without any working capital requirements. The Company has engaged each of Leveraged Marketing Corporation of America (“LMCA”) and Global Licensing Services Pte Limited (“GLSL”) as an agent to assist in identifying and procuring additional licensing opportunities. The Company protects its brand through careful license and product selection and control processes.

See Item 1A — “Risk Factors — Business, Operational and Strategic Risks — “The failure to obtain new licensees and distribution relationships or to maintain relationships with its existing licensees and distributors could materially and adversely affect the Company’s revenues, earnings and business.”

Design and Manufacturing

The Company’s products are manufactured by original equipment manufacturers in accordance with the Company’s specifications. During fiscal 2023 and 2022, 100% of the Company’s product purchases consisted of finished goods from foreign manufacturers located in the People’s Republic of China.

The Company’s design team is responsible for product development and works closely with suppliers and determines the cosmetic and other features for new products. Accordingly, the exterior designs and operating features of the products reflect the Company’s judgment, or that of its customers, of current styles and consumer preferences.

The following summarizes the Company’s purchases from its major product suppliers that accounted for more than 10% of the Company’s total product purchases in fiscal 2023 and 2022:

	Fiscal Year
Supplier	2023	2022
Itoma	75%	83%
Midea	20%	17%
Total	95%	100%
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

Warranties

The Company offers limited warranties for its consumer electronics, comparable to those offered to consumers by the Company’s competitors in the United States. Such warranties typically consist of a one year period for microwave ovens and a 90 day period for audio products, under which the Company pays for labor and parts, or offers a new or similar unit in exchange for a non-performing unit.

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

Employees

As of June 14, 2023, the Company had 22 employees, comprised of 10 in the United States and 12 in China. None of the Company’s employees are represented by unions, and the Company believes its labor relations are good.

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

Certain customers have historically made up a significant percentage of the Company’s product sales and net revenues. For fiscal 2023, Walmart, Amazon and Fred Meyer accounted for approximately 42%, 23% and 12%, respectively, of the Company’s net revenues. For fiscal 2022, Walmart, Amazon and Fred Meyer accounted for approximately 45%, 32% and 13%, respectively, of the Company’s net revenues. No other customer accounted for more than 10% of the Company’s net revenues during these periods. All customer purchases are made through individual purchase orders and the Company does not have any long-term supply contracts with its customers. Accordingly, sales from customers that have accounted for a significant portion of the Company’s net product sales and net revenues in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period, which has happened in the past and could happen in the future. Some of the Company’s key customers may also experience economic difficulties or otherwise default on their obligations to the Company. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of the Company’s key customers would cause a material and adverse change in the Company’s revenues and operating results.

The Company is dependent on a limited number of products for its sales.

The Company derives a substantial portion of its product revenues from a limited number of products, and the Company expects these products to continue to account for a large percentage of its product revenues in the near term. For the twelve months ended March 31, 2023, the Company’s gross product sales were comprised principally of two product types within two categories — housewares products and audio products. Microwave ovens, which product type is within the housewares category, generated approximately 27% of the Company’s gross product sales. Audio products generated approximately 73% of the Company’s gross product sales during fiscal 2023. For the twelve months ended March 31, 2022, the Company’s gross product sales were comprised principally of the same two product types within the same two categories — housewares products and audio products. Microwave ovens, which product type is within the housewares category, generated approximately 21% of the Company’s gross product sales.

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

A significant portion of the Company’s product sales are made through third party sales representative organizations, whose members are not employees of the Company. The Company’s level of sales depends on the effectiveness of these organizations, as well as the effectiveness of its own employees. Some of these third party representatives may sell (and do sell), with the Company’s permission, competitive products of third parties as well as the Company’s products. During fiscal 2023 and fiscal 2022, these organizations were responsible for approximately 39% and 50%, respectively, of the Company’s net revenues. In addition, in fiscal 2023 one of these representative organizations was responsible for approximately 38% of the Company’s net revenues and in fiscal 2022 one of these representative organizations was responsible for approximately 47% of the Company’s net revenues. If any of the Company’s third party sales representative organizations engaged by the Company, especially the Company’s largest, fails to adequately promote, market and sell its products, the Company’s revenues could be significantly decreased until a replacement organization or distributor could be retained by the Company, which has happened in the past and could happen in the future. The loss or reduction of product sales made through third party sales representative organizations could have a material adverse effect on the Company’s business and results of operations. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.

The concentration of product sales among a limited number of retailers and the trend toward private label brands could materially reduce the Company’s revenues and profitability.

With the concentration of the Company’s product sales among a limited number of retailers, the Company is dependent upon a small number of customers whose bargaining strength is substantial and growing. Brick-and-mortar retailers generally purchase a limited selection of houseware and consumer electronics products. As a result, there is significant competition for retail shelf space. In addition, the Company’s two largest customers, Walmart and Amazon, use their own private label brands that compete directly with some of the Company’s products. As the retailers in the houseware and consumer electronics industry become more concentrated, competition for sales to these retailers may increase, which could materially reduce the Company's revenues and profitability. Additionally, as large traditional retail and online customers grow even larger and become more sophisticated, they may continue to demand lower pricing, special packaging, shorter lead times for the delivery of products, smaller more frequent shipments, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. If we do not effectively respond to these demands, these customers could decrease their purchases from us. A reduction in the demand for our products by these customers and the costs of complying with their business demands could have a material adverse effect on our business, operating results and financial condition.

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

The Company does not have any long-term or exclusive purchase commitments with any of its suppliers. Itoma was the Company’s largest supplier and accounted for approximately 75% and 83% of the Company’s purchases of products during fiscal 2023 and fiscal 2022, respectively. The Company’s failure to maintain existing relationships with its suppliers or to establish new relationships on similar pricing and credit terms in the future could negatively affect the Company’s ability to obtain products in a timely manner. If the Company is unable to obtain an ample supply of product from its existing suppliers or secure alternative sources of supply, it may be unable to satisfy its customers’ orders, which could materially and adversely affect the Company’s revenues and relationships with its customers. Finding replacement suppliers could be a time consuming process during which the Company’s revenues and liquidity could be negatively impacted.

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

The Company’s products use raw materials and components that have been and may continue to be subject to price surges, shortages or interruptions of supply, and the Company may not be able to pass those costs on to its customers. Factors that are largely beyond the Company's control, such as the cost, quality and availability of the raw materials and components needed by suppliers of the Company's products are essential to the successful production and sale of the Company’s products. If the Company is unable to maintain supply sources of these raw materials and components, or if such sources fail to satisfy the Company’s supply requirements, the Company's operating results, cost of goods sold and operating expenses could be adversely affected by increases in these costs. In particular, the Company utilizes semiconductor chips in its housewares products and audio products. Because semiconductor chips have been recently subject to an ongoing significant shortage, the Company’s ability to source these important components that use semiconductor chips has been adversely affected. These supply interruptions have resulted in increased component delivery lead times, delays in product production and increased costs to obtain components with available semiconductor chips. To the extent this semiconductor chip shortage continues, the production ability of the Company’s suppliers may continue to be impacted. Although the Company is seeking alternate sources of supply of these components, it may take several months to locate alternative suppliers or require the re-tooling of products to accommodate components from different suppliers. If the Company or its suppliers are unable to obtain components from third parties in the quantities and of the quality that the Company requires, on a timely basis and at acceptable prices, the Company may not be able to deliver its products on a timely or cost-effective basis to its customers, which could cause customers to cancel their orders with the Company, reduce the Company’s gross margins and seriously harm its business, results of operations and financial condition.

If the Company is unable to deliver products in the required amounts and in a timely fashion, the Company could experience delays or reductions in shipments to its customers, which could materially and adversely affect the Company’s revenues and relationships with its customers.

The Company’s ability to provide high quality customer service, process and fulfill orders, and manage inventory depends on the efficient and uninterrupted operation and timely and uninterrupted performance of its suppliers. The Company can provide no assurances that it will not experience operational difficulties with its suppliers, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs, increased lead times or production shutdowns or production slowdowns due to health pandemics or otherwise, which have in the past and could in the future result in increased costs and decreased efficiency. If the Company is unable to obtain products from these factories in the required quantities and quality and in a timely fashion, the Company could experience delays or reductions in product shipments to its customers, which could negatively affect the Company’s ability to meet the requirements of its customers, as well as its relationships with its customers, which in turn could materially and adversely affect the Company’s revenues and operating results. In addition, shipping rates and surcharges are volatile and subject to market fluctuations, and any increases in shipping costs may reduce the Company’s margins and adversely affect its profitability.

All the Company’s suppliers are based in China and as a result the Company is subject to risks associated with international operations and global manufacturing and sourcing including, among others:

•	currency fluctuations;

•	labor disputes and union actions that can disrupt the Company’s ability to ship products to customers;

•	potential political, economic and social instability;

•	public health threats, including health pandemics, inclement weather and natural disasters;

•	possible acts of terrorism;

•	restrictions on transfers of funds;

•	changes in import and export duties and quotas;

•	changes in domestic and international customs and tariffs;

•	uncertainties involving the costs to transport products;

•	disruptions in the global transportation network, including port backlogs and availability of shipping containers;

•	unexpected changes in regulatory environments;

•	regulatory issues involved in dealing with foreign suppliers and in exporting and importing products;

•	protection of intellectual property;

•	difficulty in complying with a variety of foreign laws;

•	difficulty in obtaining distribution and support; and

•	potentially adverse tax consequences.

Furthermore, any material disruption, slowdown or shutdown of the operations of the Company’s principal logistics providers and shippers, including without limitation as a result of labor disputes, public health threats, social unrest, inclement weather, natural disasters, possible acts of terrorism, availability of shipping containers and increased security restrictions, could cause delays in the Company’s ability to receive, process and fulfill customer orders and may cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused. These and other factors described above have and could continue to cause increases in shipping and storage costs. As a result, the Company’s relationships with its customers, revenues and operating results could be materially and adversely affected.

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

The Company’s success is dependent on its ability to anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and sourcing new products that are profitable to the Company. In addition, to increase the Company’s penetration of current markets and gain footholds in new markets for its products, the Company must maintain its existing products and integrate them with new products. The Company may not be successful in sourcing, marketing and releasing new products that respond to technological developments or changing customer needs and preferences and those efforts may not succeed and may divert management resources from existing operations and require the Company to commit significant financial resources, either of which could significantly impair our operating results. The Company may also experience difficulties that could delay or prevent the successful development, introduction and sale of these new products. These new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements to the Company’s products are delayed, or if these products or enhancements fail to achieve market acceptance when released, the Company’s sales volume may decline and earnings could be materially and adversely affected. In addition, new products or enhancements by the Company’s competitors may cause customers to defer or forgo purchases of the Company’s products, which could also materially and adversely affect the Company’s revenues and earnings.

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

The housewares and consumer electronics industry is highly competitive, especially with respect to pricing and the introduction of new products and features. The Company’s products compete in the low to medium-priced sector of the housewares and consumer electronics market and compete primarily on the basis of reliability, brand recognition, quality, price, design, consumer acceptance of the Emerson® trademark and quality service and support to retailers and their customers. The Company and many of its competitors are subject to factory cost increases, and the Company expects these pressures to continue. If these pressures are not mitigated by increases in selling price or cost reductions from the Company’s suppliers or changes in product mix, or if the consumers of the Company’s products change their buying habits as a result of the Company’s actions, the Company’s revenues and profits could be substantially reduced. In addition, the Company also sells through online marketplaces, including Amazon. The Company's ability to maintain or increase its sales depends on its ability to increase its visibility and continue to distribute its products through these online marketplaces. As compared to the Company, many of its competitors are larger in size  and more broadly diversified with significantly greater managerial, financial, marketing, technical and other competitive resources and greater brand recognition. As a result, the Company’s competitors may be able to (i) adapt more quickly to new or emerging technologies and changes in customer requirements; (ii) rapidly replicate new features and innovations that we may introduce into the market; (iii) devote greater resources to the promotion and sale of their products and services; (iv) aggressively discount their products and services in order to gain market share; and (v) respond more effectively to pricing pressures. Competition could increase if new companies enter the market, existing competitors expand their product mix or the Company expands into new markets. An increase in competition could result in material price reductions or loss of the Company’s market share.

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

Changes in consumer shopping trends and changes in distribution channels could result in lost market share and decreased revenue and profitability.

Traditional brick-and-mortar retail channels have experienced low growth or declines in recent years, while the ecommerce channel has experienced significant growth. Consumer shopping preferences have shifted, and may continue to shift in the future, to distribution channels other than traditional brick-and-mortar retail channels. Success in the ecommerce channel requires providing products at the right price, products that earn strong ratings and reviews and meaningful engagement with online shoppers. The Company has invested in selling and marketing capabilities in the ecommerce channel, while maintaining its presence in traditional brick-and-mortar retail channels. However, if we are not successful in utilizing ecommerce channels that consumers may prefer, we may experience a loss in market share and decreased revenue and profitability.

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

The Company’s net revenue and operating results may vary significantly from year-to-year and quarter-to-quarter as well as in comparison to the corresponding quarter of the preceding year. Factors that may cause these variations include:

•	unanticipated changes in market and economic conditions;

•	periods of uncertain economic conditions, such as inflation, rising interest rates, recessions or economic slowdowns;

•	the discretionary nature of consumers’ demands and spending patterns;

•	variations in the sales of the Company’s products to its significant customers;

•	variations in manufacturing and supplier relationships;

•

if the Company is unable to correctly anticipate and provide for inventory requirements, it may not have sufficient inventory to deliver its products to its customers in a timely fashion or the Company may have excess inventory that it is unable to sell;

•	new product developments or introductions;

•	product reviews and other media coverage;

•	competition, including competitive price pressures; and

•	political instability, war (including the current conflict in Ukraine), acts of terrorism, public health threats or other disasters.

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

Among the other factors that may adversely affect the Company’s revenues and increase its costs are:

•	currency fluctuations which could cause an increase in the price of the components and raw materials used in the Company’s products and a decrease in its profits;

•	Chinese labor laws;

•	labor shortages affecting the Company’s facilities and its suppliers’ manufacturing facilities located in China;

•	the elimination or reduction of value-added tax refunds to Chinese factories that manufacture products for export;

•	the rise of inflation and substantial economic growth in China;

•	more stringent export restrictions in the countries in which the Company operates which could adversely affect its ability to deliver its products to its customers;

•	tariffs and other trade barriers, such as import and export duties and quotas, which could make it more expensive for the Company to obtain and deliver its products to its customers;

•	increases in shipping costs for the Company’s products or other service issues with the Company’s third-party shippers, such as global availability of shipping containers and fuel costs;

•

political instability and economic downturns globally and in the countries in which the Company operates could adversely affect the Company’s ability to obtain its products from its manufacturers or deliver its products to its customers in a timely fashion;

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

Effective in September 2018, the United States imposed tariffs of 10% on approximately $200 billion worth of goods imported from China (“List 3 products”), including categories of products the Company imports from China. These tariffs were increased to 25% effective in May 2019 and were scheduled  to further increase to 30% in October 2019, which increases were subsequently delayed indefinitely after an interim deal was reached between the United States and China. Effective in September 2019, the United States imposed additional tariffs on essentially all remaining Chinese-origin imports, including approximately $300 billion worth of goods imported from China (“List 4 products”). Tariffs of 15% were imposed on certain List 4 products effective in September 2019 (“List 4A products”), and the remainder were scheduled to be subject to these tariffs effective in December 2019 (“List 4B products”). In January 2020, the United States and China signed a Phase One Economic and Trade Agreement, pursuant to which the tariff increases on the List 4B products remained suspended and the rate of additional tariffs on the List 4A products was reduced to 7.5%, while all other tariffs remain in place. The effects on the Company of these imposed and proposed tariffs are uncertain because of the dynamic nature of governmental actions and responses, as well as possible exemptions for certain products. If the U.S. and China are able to negotiate the issues to restore a mutually advantageous and fair trading regime, the increased tariffs could be eliminated, but given the uncertainties, including as a result of the recent change in U.S. administrations and any other political changes, there can be no assurance of whether, or when, this will be accomplished. If the currently imposed and proposed tariffs covering the categories of products that the Company imports continue or are increased, and the Company is unable to obtain an exception, it could have a material adverse effect on the Company’s business.

Although the Company is monitoring the trade environment and working to mitigate the effects of tariffs through pricing and sourcing strategies, including through ongoing inventory management, the Company cannot be certain how its customers and competitors will react to the actions taken. If the Company determines to pass some or all of these new tariff burdens on to its customers as product price increases in the future, the result may be a degradation of the Company’s competitive position and a loss of customers that would adversely affect the Company’s operating performance. Additional tariffs imposed by the United States, and any related countermeasures by China, including as a result of the heightened tensions between the United States and China over Hong Kong, could further increase the Company’s cost of goods and reduce its gross margins. We cannot predict future trade policy, whether exclusions will be reinstated, or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to further adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could further adversely impact our business, financial condition and results of operations.

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

In the ordinary course of business, the Company electronically maintains sensitive data, including intellectual property, its proprietary business information and that of its customers and suppliers, and some personally identifiable information of employees, in its facilities and on its networks. In addition, the Company sells its products through online marketplaces, including Amazon, which rely upon third-party online payment platform service providers that maintain personal information collected from customers. The secure processing, maintenance and transmission of this information is important to the Company’s operations. A breach of the Company’s security systems and procedures or those of its vendors could result in significant data losses or theft of the Company’s customers’ or the Company’s employees’ intellectual property, proprietary business information or personally identifiable information.  A cybersecurity breach could negatively affect the Company’s reputation.

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

The Company is subject to income taxes in various federal, state, local and certain foreign jurisdictions. The Company records tax expense based on its estimates of future payments, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets, including net operating loss carryforwards. In addition, tax laws in certain jurisdictions may limit the ability to use net operating loss carryforwards upon a change in control. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. In addition, the Company’s effective tax rate in a given financial statement period may be materially affected by a variety of factors including but not limited to changes in the mix and level of revenues, varying tax rates in the different jurisdictions in which the Company operates, fluctuations in the valuation allowance, timing of the utilization of net operating loss carryforwards, or by changes to existing accounting rules or regulations. Further, tax legislation or changes in tax rules and regulations or the interpretations thereof may be enacted in the future which could negatively affect the Company’s current or future tax structure and effective tax rates. For example, the Organisation for Economic Co-operation and Development's (“OECD”) Inclusive Framework project is currently considering proposals that, if implemented, could increase our effective tax rate. In particular, the Inclusive Framework project includes a global minimum tax proposal that contains various mechanisms to subject a multinational corporation's income to a 15% minimum rate. Though the details of these proposals are still under development, many countries have expressed a strong interest in implementing the rules, regardless of whether consensus is reached at the OECD, and the EU recently agreed to implement the Inclusive Framework project's global minimum tax rules starting in 2024. Whether, and to what extent, these rules are implemented consistently across jurisdictions may increase our related compliance costs and could have an adverse impact on our global effective tax rate, financial condition and results of operations.

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

In addition, the securities markets have recently experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies due to, among other factors, the actions of market participants or other actions outside of the Company’s control, including general market volatility caused by the coronavirus ("COVID-19") pandemic, high inflation, rising interest rates and bank failures. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of the Company’s common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. The Company may be the target of this type of litigation in the future, which could result in substantial costs and divert management’s attention.

The Company is a “controlled company” within the meaning of the NYSE American rules and, as a result, qualifies for, and relies on, exemptions from certain corporate governance requirements. As a result, the Company’s shareholders do not have the same protections afforded to shareholders of companies that are subject to such requirements.

Nimble Holdings Company Limited (“Nimble”), formerly known as The Grande Holdings Limited, through one of its indirect subsidiaries, is the beneficial owner of approximately 72.4% of the Company’s outstanding common stock as of March 31, 2023. As a result, the Company is a “controlled company” within the meaning of the NYSE American Company Guide. Under the NYSE American rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE American corporate governance requirements, including the requirements that:

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

Nimble, through one of its indirect subsidiaries, is the beneficial owner of approximately 72.4% of the Company’s outstanding common stock as of March 31, 2023. As a result, Nimble will be able to exert significant influence over the Company’s business and have the ability to control the approval process for actions by the Company that require stockholder approval, including: the election of the Company’s directors and the approval of mergers, sales of assets or other significant corporate transactions or matters submitted for stockholder approval. Nimble may have interests that differ from your interests and may cause the shares in the Company beneficially owned by Nimble to be voted in a way with which you disagree and that may be adverse to your interests. In addition, several provisions of the Company’s organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of the Company’s common stock. Under the terms of the Company’s certificate of incorporation, its board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for the Company’s common stock, including transactions that may be in your best interests.

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

(b) Holders

At June 14, 2023, there were 155 stockholders of the Company’s common stock whose shares were registered with the Company’s transfer agent. Such number does not include beneficial owners holding the Company’s common stock through nominee names.

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

Results of Operations:

The following table summarizes certain financial information for the fiscal years ended March 31, 2023 and 2022 (in thousands):

	Twelve Months Ended March 31,
	2023	2022
Net product sales	$6,075	$7,941
Licensing revenue	1,102	265
Net revenues	7,177	8,206
Cost of sales	5,076	6,237
Selling, general and administrative expenses	4,197	5,409
Operating loss	(2,096)	(3,440)
Loss on settlement of litigation	-	(450)
Interest income, net	702	57
Income from governmental assistance programs	34	207
Loss before income taxes	(1,360)	(3,626)
Provision for income taxes	—	—
Net loss	$(1,360)	$(3,626)

Results of Operations — Fiscal 2023 compared with Fiscal 2022

Net product sales — Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. Net product sales for fiscal 2023 were $6.1 million as compared to $7.9 million for fiscal 2022, a decrease of $1.8 million, or 23.5%. The Company’s sales were highly concentrated among three customers - Walmart, Amazon and Fred Meyer - representing in the aggregate approximately 90.2% and 90.5% of the Company’s total gross product sales in fiscal 2023 and fiscal 2022, respectively. The decrease in net product sales during fiscal 2023 compared to fiscal 2022 was primarily driven by decreased consumer demand for certain of the Company’s products, in particular clock radios, due to excess inventories from purchases made in fiscal 2022. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $45,000 and nil for fiscal 2023 and fiscal 2022, respectively. The major elements which contributed to the overall decrease in net product sales were as follows:

i)	Houseware product net sales remained the same at $1.7 million in both fiscal 2023 and fiscal 2022, principally driven by similar sales of microwave ovens.

ii)	Audio product net sales were $4.4 million in fiscal 2023 compared to $6.3 million in fiscal 2022, a decrease of $1.9 million, or 29.6%, resulting from decreased net sales of clock radios.

Business operations — The Company expects to continue to expand its existing distribution channels and to develop and promote new products with retailers in the U.S. The Company is also continuing to invest in products and marketing activities to expand its sales through internet and ecommerce channels. These efforts require investments in appropriate human resources, media marketing and development of products in various categories in addition to the traditional home appliances and audio products on which the Company has historically focused. The Company also is continuing its efforts to identify strategic courses of action related to its licensing activities, including seeking new licensing relationships. The Company has engaged each of LMCA and GLS as an agent to assist in identifying and procuring potential licensees.

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

Starting in the fourth quarter of fiscal 2020, the global COVID-19 pandemic has presented significant challenges and impacted the Company’s business and operating results, and the operations and production capabilities of the Company’s suppliers in China. The pandemic has directly and indirectly disrupted certain sales and supply chain activities. Global component shortages, in particular semiconductor chips, arising from changes in consumer demand and reduced manufacturing capacity related to the COVID-19 pandemic may cause price fluctuations and longer lead times in the supply of these components. Although the Company is seeking alternate suppliers for these components, developing alternate sources of supply will be time consuming, difficult and costly, and may require the re-tooling of products to accommodate components from different suppliers. In addition to increasing cost trends, the Company’s suppliers are not equipped to hold meaningful amounts of inventory and could pause manufacturing, which could ultimately impact the Company’s ability to fulfill customer orders on a timely basis. These impacts on the Company’s supply chain may continue to impact the Company’s ability to meet product demand, which could result in additional costs, customer dissatisfaction in the event of inventory shortages or may otherwise adversely impact the Company’s business and results of operations.

In light of the adverse macroeconomic conditions domestically and internationally, the Company has implemented certain cost-reduction actions intended to reduce expenditures. However, the environment remains uncertain and demand for the Company’s products remains competitive and retailer actions to continue carefully managing inventory. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.

For more information on risks associated with the Company’s operations, including tariffs and the COVID-19 pandemic, please see the risk factors within Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Legal Proceedings — On April 19, 2022, the US District Court for the District of Delaware granted judgment in favor of the Company in its trademark infringement lawsuit against air conditioning and heating products provider Emerson Quiet Kool and wholesaler Home Easy (the “defendants”). Among other things, the court order issues an injunction and directs the US Patent and Trademark Office to cancel the defendants’ existing and proposed “Emerson Quiet Kool” trademarks and prohibits defendants from registering or applying to register or using the same mark or any other mark or name containing the word “Emerson” going forward. The judgment also awards $6.5 million to the Company. The defendants have to date conditionally made payments, including certain advances and a portion of their liability, which are reflected as advanced deposits in the Consolidated Balance Sheets, in connection with ongoing negotiations among the parties. The aggregate amount of the payments is $4.1 million, which has been reduced by approximately $0.8 million of legal fees incurred in fiscal 2023, in pursuit of the advanced deposits. The judgement is presently on appeal to the US Court of Appeals for the Third Circuit. There is no guarantee that the Company will be able to collect the entire judgment or that a negotiated resolution regarding these matters will ever be agreed among the parties or, if agreed, how soon the parties will be able to do so.

Licensing revenue — Licensing revenue in fiscal 2023 was approximately $1,102,000 as compared to $265,000 for fiscal 2022, an increase of $837,000, or 316%, of which $730,000 was derived from sell-off agreements made with customers of Emerson Quiet Kool. The balance of the increase in licensing revenue was due to the signing of two new license agreements in fiscal 2023, one of which was terminated in June 2023.

Net revenues —The Company’s net revenues were $7.2 million for fiscal 2023 as compared to $8.2 million for fiscal 2022, a decrease of $1.0 million, or 12.5%, which was driven primarily by the decrease in audio product net sales, offset by the increase in licensing revenue.

Cost of sales — Cost of sales includes the components described in Note 1 “Cost of Sales” of the Notes to the Consolidated Financial Statements. In absolute terms, cost of sales decreased $1.1 million, or 18.6%, to $5.1 million in fiscal 2023 as compared to $6.2 million in fiscal 2022. The decrease in absolute terms for fiscal 2023 as compared to fiscal 2022 was primarily related to the decline in net product sales partially offset by higher year-over-year gross cost of sales as a percentage of gross sales. The increase in gross cost of sales as a percentage of gross sales for fiscal 2023 as compared to fiscal 2022 was primarily related to the change in the product mix of audio products compared to houseware products.

Selling, general and administrative expenses (“S,G&A”) — S,G&A, as a percentage of net revenues, was 58.5% in fiscal 2023 as compared to 65.8% in fiscal 2022. Fiscal 2023 S,G&A, in absolute terms, was $4.2 million and in fiscal 2022 S,G&A, in absolute terms, was $5.4 million, a decrease of $1.2 million, or 22.3%. The decrease in S,G&A was primarily due to reduced legal fees of approximately $794,000 or 62.3%. In the fourth quarter of fiscal 2023, the Company identified approximately $784,000 in legal fees incurred in the pursuit of $4.1 million in advanced deposits from Emerson Quiet Kool during fiscal 2023. The Company applied those legal fees against the advanced deposit of $4.1 million, which now amounts to $3.3 million on the consolidated balance sheets. Legal fees during fiscal 2023 were approximately $479,000 as compared to $1,273,000 during fiscal 2022. The majority of the decrease in legal fees related to the application of specifically identified legal fees of approximately $784,000 against the advanced deposits of $4.1 million. The Company also benefitted by reductions in compensation costs of $242,000, insurance costs of $94,000 and directors fees of $63,000.

Loss on settlement of litigation — On January 3, 2022, a legal settlement was entered into between the Company and one of its former directors that resolved certain disputes, including certain claims against the former director and an indemnification claim made by the former director. The amount of the settlement was $450,000.

Interest income, net — Interest income, net, was $702,000 in fiscal 2023 as compared to $57,000 in fiscal 2022, resulting from an increase in interest rates earned on the Company’s short term investments during fiscal 2023.

Income from governmental assistance programs — During fiscal 2023, the Company recorded income of approximately $34,000 related to assistance received from the Hong Kong government under a program called the Employment Support Scheme ("ESS"). During fiscal 2022, the Company recorded income of approximately $207,000, related to its Paycheck Protection Program (“PPP”) loan forgiveness and of approximately $83,000, related to assistance received from the ESS program. See “Note 15 - Paycheck Protection Program and Employment Support Scheme”.

Provision for income tax expense— The Company adopted ASU 2019-12 during fiscal 2023 and recorded its non-income based state taxes of approximately $7,000 to S,G&A. In order to conform fiscal 2022 to the current presentation, approximately $11,000 of non-income based state taxes were reclassified to S,G&A. In fiscal 2023 and fiscal 2022, the Company recorded a full valuation allowance against its deferred tax assets of approximately $394,000 and $844,000, respectively. See Note 5 “Income Taxes” of the Notes to the Consolidated Financial Statements.

Net (loss) — As a result of the foregoing factors, the Company recorded a net loss of $1.4 million for fiscal 2023 as compared to a net loss of $3.6 million for fiscal 2022.

Liquidity and Capital Resources

General

As of March 31, 2023, the Company had cash and cash equivalents of approximately $25.3 million as compared to approximately $25.6 million at March 31, 2022. Working capital decreased to $26.4 million at March 31, 2023 as compared to $28.1 million at March 31, 2022. The decrease in cash and cash equivalents of approximately $308,000 is set out in “Cash Flows” below.

Cash Flows

Net cash used by operating activities was approximately $0.3 million for fiscal 2023, compared to approximately $4.7 million for fiscal 2022, resulting from a $1.7 million increase in inventory, a $1.4 million loss generated during the period, a $0.4 million decrease in long term income taxes payable, a $0.2 million increase in licensing receivable and a $0.1 million decrease in accounts receivable partially offset by a $3.3 million increase in advanced deposits and a $0.2 million increase in short term taxes payable.

Net cash provided by investing activities was nil for fiscal 2023, compared to $25.0 million for fiscal 2022, primarily due to a decrease of investments in short term deposits.

Net cash provided by financing activities was nil for both fiscal 2023 and fiscal 2022.

Credit Arrangements

Letters of Credit — The Company utilizes the services of one of its banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2023 and March 31, 2022, the Company had no letters of credit outstanding.

Short-term Liquidity

The Company’s principal existing sources of cash are generated from operations. The Company believes that its cash on hand and existing sources of cash will be sufficient to support its existing operations over the next 12 months.

Historically, a significant percentage of the Company’s product sales were made under the Direct Import Program. The direct importation of product by the Company to its customers can significantly benefit the Company’s liquidity because this inventory does not need to be financed by the Company. In fiscal 2023, approximately 16% of the Company’s product sales were imported directly to the Company’s customers. In fiscal 2022, approximately 9% of the Company’s product sales were imported directly to the Company’s customers.

As of March 31, 2023, there were no capital expenditure or other commitments other than the normal purchase orders used to secure product.

Paycheck Protection Program Loan

In April and May of 2020, the Company applied for and received aggregate PPP loan proceeds of approximately $204,000 under the PPP. The Company used all of the Paycheck Protection Program ("PPP") loan proceeds for qualifying expenses in accordance with terms of the Coronavirus Aid, Relief, and Economic Security Act and applied for forgiveness of the loan to the extent applicable. On July 5, 2021, the Company’s PPP loan was completely forgiven by the Small Business Administration. See Note 15 “Paycheck Protection Program and Employment Support Scheme” of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of March 31, 2023, the Company did not have any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries (the “Company”) as of March 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the years in the two-year period ended March 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of their operations and their cash flows for each of the two-year period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Inventories

As described in Note 1 of the consolidated financial statements, the Company values inventory at the lower of cost or net realizable value (determined on a first-in, first-out basis) and includes inventory purchase costs and allocated overhead. The Company records valuation adjustments for the excess cost of inventory over the estimated net realizable value. Valuation adjustments for slow-moving and obsolete inventory are calculated on an individual product basis based on physical inspection of the product in connection with a physical inventory, review of slow-moving products, forecasted sales, and consideration of active marketing programs.

We identified valuation adjustments for slow-moving and obsolete inventories as a critical audit matter because of the significant judgment required by management in developing its assumptions about forecasted consumption and sales, and in determining the estimated net realizable value adjustments applied to individual inventory items. Testing management’s assumptions and estimates used in calculating the valuation adjustments required a high degree of auditor judgment.

The primary procedures we performed to address this critical audit matter included:

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

New York, New York

June 26, 2023

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended March 31, 2023 and 2022

(In thousands, except per share data)

	2023	2022

Net revenues:
Net product sales	$6,075	$7,941
Licensing revenue	1,102	265
Net revenues	7,177	8,206
Costs and expenses:
Cost of sales	5,076	6,237
Selling, general and administrative expenses	4,197	5,409
	9,273	11,646
Operating loss	(2,096)	(3,440)
Other (loss) income:
Loss on settlement of litigation	—	(450)
Interest income, net	702	57
Income from governmental assistance programs	34	207
Loss before income taxes	(1,360)	(3,626)
Provision for income tax expense	—	—
Net loss	(1,360)	(3,626)
Basic loss per share	$(0.06)	$(0.17)
Diluted loss per share	$(0.06)	$(0.17)
Weighted average shares outstanding
Basic	21,042,652	21,042,652
Diluted	21,042,652	21,042,652

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2023 and 2022

(In thousands)

	March 31, 2023	March 31, 2022

ASSETS
Current Assets:
Cash and cash equivalents	$25,268	$25,576
Accounts receivable, net	1,165	1,294
Licensing receivable	245	—
Inventory	3,813	2,112
Prepaid purchases	247	141
Prepaid expenses and other current assets	357	390
Total Current Assets	31,095	29,513
Non-Current Assets:
Property and equipment, net	1	2
Right-of-use asset-operating leases	200	403
Right-of-use asset-finance leases	1	2
Other assets	74	90
Total Non-Current Assets	276	497
Total Assets	$31,371	$30,010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	641	758
Due to affiliate	1	—
Short-term operating lease liability	139	211
Short-term finance lease liability	1	1
Income tax payable, current portion	401	195
Advanced deposits	3,316	—
Deferred revenue	149	210
Total Current Liabilities	4,648	1,375
Non-Current Liabilities:
Long-term operating lease liability	62	201
Long-term finance lease liability	—	2
Income tax payable	1,202	1,613
Total Non-Current Liabilities	1,264	1,816
Total Liabilities	$5,912	$3,191
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at March 31, 2023 and 2022, respectively; 21,042,652 shares outstanding at March 31, 2023 and 2022, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(24,971)	(23,611)
Treasury stock, at cost (31,923,145 shares at March 31, 2023 and 2022, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	25,459	26,819
Total Liabilities and Shareholders’ Equity	$31,371	$30,010

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended March 31, 2023 and 2022

(In thousands)

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2021	$3,310	52,965,797	$529	$79,792	$(19,985)	$(33,201)	$30,445
Net loss	—	—	—	—	(3,626)	—	(3,626)
Balance — March 31, 2022	$3,310	52,965,797	$529	$79,792	$(23,611)	$(33,201)	$26,819
Net loss	—	—	—	—	(1,360)	—	(1,360)
Balance — March 31, 2023	$3,310	52,965,797	$529	$79,792	$(24,971)	$(33,201)	$25,459

The accompanying notes are an integral part of the consolidated financial statements

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended March 31, 2023 and 2022

	2023	2022
	(In thousands)
Cash Flows from Operating Activities:
Net (loss)	$(1,360)	$(3,626)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Loan forgiveness from Paycheck Protection Program	—	(204)
Amortization of right-of-use assets	204	214
Depreciation and amortization	1	—
Asset valuation allowances	36	6
Changes in assets and liabilities:
Accounts receivable	93	(609)
Licensing receivable	(245)	—
Inventory	(1,701)	(151)
Prepaid purchases	(106)	220
Prepaid expenses and other current assets	33	(101)
Other assets	16	4
Accounts payable and other current liabilities	(117)	(30)
Right of use assets-operating	—	(403)
Short term lease liabilities	(72)	59
Long term lease liabilities	(141)	118
Due to affiliate	1	(1)
Income taxes payable	(205)	(223)
Advanced deposits	3,316	—
Deferred revenue	(61)	15
Net cash (used) by operating activities	(308)	(4,712)
Cash Flows From Investing Activities:
Proceeds from sale of short-term investments	—	25,045
Additions to property and equipment	—	(2)
Purchases of short-term investments	—	—
Net cash provided by investing activities	—	25,043
Cash Flows from Financing Activities:
	—	—
Net cash provided by financing activities	—	—
Net (decrease) increase in cash and cash equivalents	(308)	20,331
Cash and cash equivalents at beginning of the year	25,576	5,245
Cash and cash equivalents at end of the year	$25,268	$25,576
Supplemental disclosures:
Cash paid for:
Interest	$10	$11
Income taxes	$205	$222

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

Long-Lived Assets

The Company’s long-lived assets include property and equipment. At March 31, 2023, the Company had approximately $1,250 of property and equipment, net of accumulated depreciation. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topics 350 “Intangibles” and 360 “Property, Plant and Equipment”. The recoverability of assets held and used is measured by a comparison of the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. If impairment is deemed to exist, the asset will be written down to fair value. Any such impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

The Company adopted ASC topic 606. Sales allowances, marketing support programs, promotions and other volume-based incentives which are provided to retailers and distributors are accounted for on an accrual basis as a reduction to net revenues in the period in which the related sales are recognized. Prior to the adoption of ASC topic 606, the Company followed the provisions of ASC topic 605. The adoption of ASC topic 606 did not have a material impact on revenue recognition as compared to revenue recognition provided under ASC topic 605.

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

Licensing

In addition to the distribution of products, the Company grants licenses for the right to access the Company’s intellectual property, specifically the Company’s trademarks, for a stated term for the manufacture and/or sale of consumer electronics and other products under agreements which require payment of either (i) a non-refundable minimum guaranteed royalty or, (ii) the greater of the actual royalties due (based on a contractual calculation, normally comprised of actual product sales by the licensee multiplied by a stated royalty rate, or “Sales Royalties”) or a minimum guaranteed royalty amount. In the case of (i), such amounts are recognized as revenue on a straight-line basis over the term of the license agreement. In the case of (ii), Sales Royalties in excess of guaranteed minimums are accounted for as variable fees and are not recognized as revenue until the Company has ascertained that the licensee’s sales of products have exceeded the guaranteed minimum. In effect, the Company recognizes the greater of Sales Royalties earned to date or the straight-line amount of minimum guaranteed royalties to date. In the case where a royalty is paid to the Company in advance, the royalty payment is initially recorded as deferred revenue on the consolidated balance sheets and recognized as revenue as the royalties are deemed to be earned according to the principles outlined above.

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

Accounts Receivable

The Company extends credit based upon evaluations of a customer’s financial condition and provides for any anticipated credit losses in the Company’s financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Credit is extended for periods between 10 and 90 days, on a net basis. If the financial condition of a customer deteriorates, resulting in an impairment of that customer’s ability to make payments, additional reserves may be required. Conversely, reserves are reduced to reflect credit and collection improvements. Receivables are written off once they are considered uncollectible. The allowance for doubtful accounts receivable increased $20,800 for the year ended March 31, 2023 and increased by $1,600 for the year ended March 31, 2022.

Cost of Sales

Cost of sales includes actual product cost, quality control costs, duty, buying costs, the cost of transportation to the Company’s third party logistics providers’ warehouse from its manufacturers and warehousing costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs of the Company that are not directly related to the cost of procuring product or costs not included in other operating costs and expenses.

Sales Return Reserves

Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends and changes in customer demand for the Company’s products when evaluating the adequacy of the reserve for sales returns. Management judgments and estimates must be made and used in connection with establishing the sales return reserves in any accounting period. Additional reserves may be required if actual sales returns increase above the historical return rates. Conversely, the sales return reserve could be decreased if the actual return rates are less than the historical return rates, which were used to establish the reserve. At March 31, 2023 the sales return reserve balance was approximately $83,000 as compared to approximately $84,000 as of March 31, 2022, a decrease of $1,000 during fiscal 2023. At March 31, 2022, the sales return reserve balance was approximately $84,000 as compared to approximately $61,000 as of March 31, 2021, an increase of $23,000 during fiscal 2022.

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

The Company generally does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations and there were no foreign exchange forward contracts held by the Company at March 31, 2023 or March 31, 2022.

Advertising Expenses

Advertising expenses are charged against earnings as incurred and are included in selling, general and administrative expenses. The Company incurred $39,000 of advertising expenses during fiscal 2023 and $42,000 during fiscal 2022.

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

The sales and marketing support accrual activity for fiscal 2023 and fiscal 2022 was as follows (in thousands):

Balance at March 31, 2021	$91
additions	440
usages	(473)
adjustments	18
Balance at March 31, 2022	$76
additions	319
usages	(248)
adjustments	(45)
Balance at March 31, 2023	$102

Interest income, net

The Company records interest income as earned and interest expense as incurred. The net interest income for fiscal 2023 and 2022 consists of:

	2023	2022
	(In thousands)
Interest expense	$(10)	$(11)
Interest income	712	68
Interest income, net	$702	$57

Income Taxes

Deferred income taxes are recorded to account for the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets have been recorded net of an appropriate valuation allowance, to the extent management believes it is more likely than not that such assets will be realized. (See Note 5 “Income Taxes.”) Any tax penalties are recorded as part of selling, general and administrative expenses and any interest to which the Company is subject, is recorded as a part of income tax expense. Penalties and interest incurred during fiscal 2023 and fiscal 2022 were both nil.

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

Accounting Standards Update 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” (Issued December 2019)

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. This standard is required to take effect in the Company’s first quarter ( June 2021) of the Company’s fiscal year ending March 31, 2022. The impact of ASU 2019-12 on the Company’s consolidated financial statements is limited. The Company is currently only subject to non-income based state taxes.

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

NOTE 2 — INVENTORIES:

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of March 31, 2023 and March 31, 2022, inventories consisted exclusively of purchased finished goods.

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

Related Party Transactions

    Charges of rental and utility fees on office space in Hong Kong

During fiscal 2023 and fiscal 2022, the Company was billed approximately $158,000 and $166,000, respectively, for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board. The Company owed $842 to VACL related to rental charges as of March 31, 2023 and nil as of  March 31, 2022.

During fiscal 2023 and fiscal 2022, the Company was billed approximately $1,600 and $2,000, respectively, for its share of installation charges related to an air conditioning system, and purchase of protective materials for coronavirus from Vigers Strategic Services Ltd (“VSSL”), which is a company related to the Company’s Chairman of the Board. Vigers Strategic Services Ltd is formerly known as Lafe Strategic Services Ltd. The Company owed nil to VSSL related to these charges as at March 31, 2023 and March 31, 2022.

NOTE 4 — PROPERTY AND EQUIPMENT:

As of March 31, 2023 and 2022, property and equipment is comprised of the following:

	2023	2022
	(In thousands)
Computer equipment and software	$169	$219
Furniture and fixtures	10	163
Leasehold improvements	—	8
	179	390
Less accumulated depreciation and amortization	(178)	(388)
	$1	$2

Depreciation of property and equipment amounted to approximately $800 and $300 for the twelve months ended March 31, 2023 and 2022, respectively. During fiscal 2023, the Company disposed of fully depreciated property and equipment with a gross book value of approximately $211,000. The Company did not recognize a gain or loss on these disposals. During fiscal 2022, the Company did not dispose of any property and equipment.

NOTE 5 — INCOME TAXES:

The Company’s provision for income tax expense for fiscal 2023 and fiscal 2022 was as follows:

	2023	2022
(In thousands)
Current:
Federal	$—	$—
Foreign, state and other	—	—
Deferred:
Federal	—	—
Foreign, state and other	—	—
Provision for income tax expense	$—	$—

The Company adopted ASU 2019-12 (Topic 740) Simplifying the Accounting for Income Taxes during fiscal 2022. In the table above, the income tax expense of $7,000 in fiscal 2023 and $11,000 in fiscal 2022, was removed as it represented non-income based taxes.

The Company files a consolidated federal return and certain state and local income tax returns.

The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory federal rate of 21% to earnings before income taxes for fiscal 2023 and fiscal 2022 is analyzed below:

	2023	2022
	(In thousands)

Statutory provision	$(286)	$(765)
Foreign subsidiary	(162)	(4)
State taxes	(86)	(180)
Permanent differences	148	12
Adjustment to prior year taxes	(8)	93
Valuation allowance	394	844
Provision for income tax expense	$—	$—

As of March 31, 2023 and March 31, 2022, the significant components of the Company’s deferred tax assets which were classified as non-current, were as follows:

	2023	2022
	(In thousands)
Deferred tax assets:
Accounts receivable reserves	$34	$34
Inventory	260	209
Accruals	9	14
Property and equipment and intangible assets	14	39
Net operating loss and credit carry forwards	4,437	4,064
Valuation allowance	(4,754)	(4,360)
Total deferred tax assets	$—	$—

The Company has $15.8 million of U.S. federal net operating loss carry forwards (“NOLs”) and $19.0 million of state NOLs as of March 31, 2023 as follows:

March 31, 2023

	Federal NOLs	State NOLs
Loss Year (Fiscal)	Included in DTA (in millions)	Included in DTA (in millions)	Expiration Year (Fiscal)
2016	$—	$1.4	2034
2017	$—	$0.8	2036
2018	$—	$2.6	2037
2019	$3.3	$2.7	2038
2020	$3.7	$3.0	2039
2021	$4.0	$3.7	2040
2022	$3.4	$3.4	2041
2023	$1.4	$1.4	2042
Total	$15.8	$19.0

The tax benefits related to these state NOLs and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

The income of foreign subsidiaries before taxes was $772,000 for the fiscal year ended March 31, 2023 as compared to income before taxes of $99,000 for the fiscal year ended March 31, 2022, respectively.

The Company analyzed the future reasonability of recognizing its deferred tax assets at March 31, 2023. As a result, the Company concluded that a valuation allowance of approximately $4,754,000 would be recorded against the assets.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of March 31, 2023, the Company’s open tax years for examination for U.S. federal tax are 2017-2023, and for U.S. states’ tax are 2012-2023. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

As of March 31, 2023 the Company is asserting under ASC 740-30 that all of the unremitted earnings of its foreign subsidiaries are indefinitely invested. The Company evaluates this assertion each period based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S.

The Tax Cut and Job Act (“TCJA”) establishes new tax rules designed to tax U.S. companies on global intangible low-taxed income (GILTI) earned by foreign subsidiaries. The Company has evaluated this provision of the TCJA and the application of ASC 740 and its impact is reflected in the financial statements as of March 31, 2023.

NOTE 6 — COMMITMENTS AND CONTINGENCIES:

The Company’s ERP software provider is subscription based with annual commitments as follows (in thousands).

Fiscal Years	Amount
2024	$25
2025	—
2026	—
2027	—
2028	—
Thereafter	—
Total	$25

Rent expense resulting from leases with non-affiliated companies aggregated $86,000 and $92,000 for fiscal 2023 and 2022.

Letters of Credit:

The Company utilizes the services of one of its banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2023 and March 31, 2022, the Company had no letters of credit outstanding.

Capital Expenditure:

As of March 31, 2023 and March 31, 2022, there were no capital expenditures or other commitments other than the normal purchase orders used to secure product.

Employee Benefit Plan:

The Company currently sponsors a defined contribution 401(k) retirement plan which is subject to the provisions of the Employee Retirement Income Security Act. The Company matches a percentage of the participants’ contributions up to a specified amount. These contributions to the plan for fiscal 2023 and 2022 were $19,000 and $22,000, respectively, and were charged against earnings for the periods presented.

NOTE 7 — SHAREHOLDERS’ EQUITY:

Common Shares:

Authorized common shares total 75,000,000 with a par value $0.01 per share, of which 21,042,652 were outstanding as of March 31, 2023 and March 31, 2022. Shares held in treasury at March 31, 2023 and  March 31, 2022 were 31,923,145.

Series A Preferred Stock:

The Company has issued and outstanding 3,677 shares of Series A Preferred Stock, $.01 par value (“Preferred Stock”), with a face value of $3,677,000, which had no determinable market value as of March 31, 2023. The Preferred Stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

NOTE 8 — SHORT TERM INVESTMENTS:

At both  March 31, 2023 and March 31, 2022, the Company held short-term investments in deposits totaling nil. The Company held $23.1 million in term deposits which were classified as cash equivalents as of March 31, 2023 and $22.0 million in term deposits classified as cash equivalents as of March 31, 2022. As of March 31, 2023 and March 31, 2022, the Company's term deposits had maturity dates of 90 days or less.

NOTE 9 — NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted loss per share for the years ended March 31, 2023 and March 31, 2022:

	Twelve Months Ended March 31,
	2023	2022

Numerator:
Net loss	$(1,360)	$(3,626)
Denominator:
Denominator for basic and diluted loss per share — weighted average shares	21,042,652	21,042,652
Net loss per share:
Basic and diluted loss per share	$(0.06)	$(0.17)

For the years ended March 31, 2023 and March 31, 2022, there were no outstanding instruments which were potentially dilutive.

NOTE 10 — LICENSE AGREEMENTS:

During fiscal 2023 the Company was party to three license agreements, one of which expired on December 31, 2022 and has not been renewed and another of which was terminated by the Company in June 2023. The remaining agreement allows the licensee to access the Company’s trademarks for the manufacture and/or the sale of consumer electronics and other products. The license agreement (i) allows the licensee to use the Company’s trademarks for a specific product category, or for sales within specific geographic areas, or for sales to a specific customer base, or any combination of the above, or any other category that might be defined in applicable license agreement and (ii)  may be subject to renewal at the initial expiration of applicable agreement and is governed by the laws of the United States. The Company recorded licensing revenues of approximately $373,000 in fiscal 2023 and $265,000 in fiscal 2022 under the license agreements. The Company also recorded several one-time settlement agreements with customers of Emerson Quiet Kool, which aggregated approximately $730,000 in fiscal 2023 and nil in fiscal 2022. The agreements allow Emerson Quiet Kool's customers to sell-off their on hand inventories over a limited period.

NOTE 11 — LEGAL PROCEEDINGS:

On April 19, 2022, the US District Court for the District of Delaware granted judgment in favor of the Company in its trademark infringement lawsuit against air conditioning and heating products provider Emerson Quiet Kool and wholesaler Home Easy (the “defendants”). Among other things, the court order issues an injunction and directs the US Patent and Trademark Office to cancel the defendants’ existing and proposed “Emerson Quiet Kool” trademarks and prohibits defendants from registering or applying to register or using the same mark or any other mark or name containing the word “Emerson” going forward. The judgment also awards $6.5 million to the Company. The defendants have to date conditionally made payments, including certain advances and a portion of their liability, which are reflected as advanced deposits in the Consolidated Balance Sheets, in connection with ongoing negotiations among the parties. The aggregate amount of the payments is $4.1 million, which has been reduced by approximately $0.8 million of legal fees incurred in fiscal 2023, in pursuit of the advanced deposits. The judgement is presently on appeal to the US Court of Appeals for the Third Circuit. There is no guarantee that the Company will be able to collect the entire judgment or that a negotiated resolution regarding these matters will ever be agreed among the parties or, if agreed, how soon the parties will be able to do so.

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

NOTE 12 — RISKS AND UNCERTAINTIES:

Customer Concentration

For fiscal 2023, the Company’s three largest customers accounted for approximately 77% of the Company’s net revenues, with Walmart accounting for 42%, Amazon accounting for 23% and Fred Meyer accounting for 12%. For fiscal 2022, the Company’s three largest customers accounted for approximately 90% of the Company’s net revenues with Walmart accounting for 45%, Amazon accounting for 32% and Fred Meyer accounting for 13%.

Product Concentration

For fiscal 2023, the Company’s gross product sales included microwave ovens, which generated approximately 27%, and audio products, which generated 73% of the Company's gross product sales.

For fiscal 2022, the Company’s gross product sales included microwave ovens, which generated approximately 21%, and audio products, which generated 79% of the Company's gross product sales.

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

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, Amazon, Walmart and Fred Meyer accounted for 43%, 35% and 11%, respectively, as of March 31, 2023. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Walmart, Amazon and Fred Meyer accounted for 69%, 17% and 11%, respectively, as of March 31, 2022. No other customer accounted for more than 10% of the Company’s total trade accounts receivable, net of specific reserves, as of March 31, 2023 or March 31, 2022. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The accounts receivable allowance for doubtful accounts on the Company’s total trade accounts receivable balances was approximately $25,000 at March 31, 2023 and approximately $4,000 at March 31, 2022. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash and restricted cash balances on deposit in the U.S. as of March 31, 2023 and  March 31, 2022 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash, cash equivalents and restricted cash balances in excess of these FDIC-insured limits were approximately $25.0 million and approximately $25.3 million at March 31, 2023 and March 31, 2022, respectively.

Supplier Concentration

During fiscal 2023, the Company procured 95% of its products for resale from its two largest factory suppliers, both of which are located in China. Approximately 75% of these products were procured from one of the suppliers and approximately 20% were procured from the other. During fiscal 2022 , the Company procured 100% of its products for resale from its two largest factory suppliers. Approximately 83% of these products were procured from one of the suppliers and approximately 17% were procured from the other.

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

Third Party Representatives

In fiscal 2023, the Company utilized 2 sales representative organizations, including one which represented approximately 38% of its net revenues. In fiscal 2022, the Company utilized 4 sales representative organizations, including one which represented 47% of it net revenues. No other sales representative organization accounted for more than 10% of the Company's net revenues in fiscal 2023 or fiscal 2022. The loss or reduction of product sales made through third party representative organizations could have a material adverse effect on the Company's business and results of operations. Finding replacement organizations could be a time consuming process during which the Company's revenues could be negatively impacted.

NOTE 13 — GEOGRAPHIC INFORMATION:

Net revenues and long-lived assets of the Company for the fiscal years ended March 31, 2023 and  March 31, 2022 are summarized below by geographic area (in thousands). Net revenues are attributed to geographic area based on the location of the customer.

	Year Ended March 31, 2023
	U.S.	Foreign	Consolidated
Net revenues	$7,177	$—	$7,177
Long-lived assets	$7	$269	$276

	Year Ended March 31, 2022
	U.S.	Foreign	Consolidated
Net revenues	$8,206	$—	$8,206
Long-lived assets	$97	$387	$484

NOTE 14 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of fifteen to seventeen months. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during fiscal 2023 to indicate that a reassessment or re-measurement of the Company’s existing leases was required. There were also no impairment indicators identified during fiscal 2022 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10, "Impairment and Disposal of Long-Lived Assets”.

As of March 31, 2023, the Company’s current operating and finance lease liabilities were $139,000 and $1,200, respectively, and its non-current operating and finance lease liabilities were approximately $62,000 and $300, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of March 31, 2023 were approximately $200,000 and $1,300, respectively.

In  January 2023, the Company relocated its corporate headquarters to a temporary office space. The Company's new landlord is in the process of building out the agreed-upon space. The commencement date is currently scheduled for July 1, 2023. The Company is not obligated to pay rent while it resides in the temporary office space.

The components of lease costs, which were included in operating expenses in the Company’s condensed consolidated statements of operations, were as follows:

	Twelve Months Ended March 31,
	2023	2022
	(in thousands)
Lease cost
Operating lease cost	$229	$255
Finance lease cost	—	—
Amortization of right-of-use assets	—	—
Interest on lease liabilities	—	—
Variable lease costs	—	—
Total lease cost	229	255

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	232	257
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	—	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	403
Finance leases	—	—

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of March 31, 2023	As of March 31, 2022
Operating leases	16.5	24.8
Finance leases	14.2	26.2

Weighted average discount rate
Operating leases	7.50%	7.50%
Finance leases	7.50%	7.50%

As of  March 31, 2023 the maturities of lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases

2024	$148	$1
2025	62	—
2026	—	—
2027	—	—
Thereafter	—	—
Total lease payments	$210	$1
Less: Imputed interest	(10)	—
Total	$200	$1

NOTE 15 — PAYCHECK PROTECTION PROGRAM AND EMPLOYMENT SUPPORT SCHEME:

In 2020, the government of Hong Kong implemented the Employment Support Scheme ("ESS") program. The ESS program provided grants to companies who retained their employees during the COVID-19 outbreak. The Company’s Hong Kong subsidiary applied for and was granted approximately $34,000 during fiscal 2023 and nil during fiscal 2022.

On July 5, 2021, the Company’s PPP loan of approximately $204,400 plus accrued interest of $2,400 was completely forgiven by the Small Business Administration. The Company recorded the impact of its PPP loan forgiveness as other income during fiscal 2022.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2023 there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2023.

Item 11.	EXECUTIVE COMPENSATION

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2023.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2023.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2023.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated herein by reference to Emerson’s definitive Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission on or before July 29, 2023.

PART IV

Item 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements. The following financial statements of Emerson Radio Corp. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended March 31, 2023 and 2022

Consolidated Balance Sheets as of March 31, 2023 and 2022

Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended March 31, 2023 and 2022

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

21.1	Principal Subsidiaries of the Company as of March 31, 2023.*

23.1	Consent of Independent Registered Public Accounting Firm — MSPC, Certified Public Accountants and Advisors, Professional Corporation.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

Item 16.	FORM 10-K SUMMARY

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

Dated: June 26, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher W. Ho	Chairman of the Board and	June 26, 2023
Christopher W. Ho	Chief Executive Officer

/s/ Richard Li	Chief Financial Officer	June 26, 2023
Richard Li

/s/ Michael Binney	Chief Operating Officer and Director	June 26, 2023
Michael Binney

/s/ Kareem E. Sethi	Director	June 26, 2023
Kareem E. Sethi

/s/ Kin Yuen	Director	June 26, 2023
Kin Yuen