Form 10-K/A
period 2023-03-31
EMERSON RADIO CORP
filed 2023-07-27
CIK 32621

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No.

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2022 (computed by reference to the last reported sale price of the Common Stock on the NYSE American on such date): $3,305,640.

Number of Common Shares outstanding at June 26, 2023: 21,042,652

DOCUMENTS INCORPORATED BY REFERENCE:

None

Auditor Firm Id: 717 Auditor Name: Moore Stephens, CPAs, a Professional Corporation Auditor Location: Cranford, NJ, USA

EXPLANATORY NOTE

Unless the context otherwise requires, the term “the Company” and “Emerson,” refers to Emerson Radio Corp. and its subsidiaries.

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K (the “Annual Report”) of the Company for the fiscal year ended March 31, 2023 (“Fiscal 2023”), filed with the Securities and Exchange Commission (the “SEC”) on June 26, 2023, is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended March 31, 2023, and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Exchange Act, the Company is amending Item 15 of Part IV of the Annual Report to update the exhibit list and to include certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on June 26, 2023 or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information regarding the current members of the board of directors (the “Board”) of Emerson Radio Corp. (“Emerson,” “us” or the “Company”) as of June 26, 2023

Name	Age	Director Since	Principal Occupation or Employment
Christopher Ho	72	2016
Christopher Ho, the Chief Executive Officer and President of the Company since June 2021 as well as a director of the Company and the Chairman of the Board since June 2016, brings his extensive knowledge of the Company and experience in consumer electronics, international trade and corporate finance to the Board. Mr. Ho had also previously served as the Company’s Chairman of the Board from July 2006 through November 2013. Since May 2018, Mr. Ho has served as a director of S&T International Distribution Ltd. and Grande N.A.K.S. Ltd., which are wholly owned subsidiaries of Nimble Holdings Company Limited, and collectively the Company’s controlling stockholder. Mr. Ho previously was a director of The Grande Holdings Limited (now known as Nimble Holdings Company Limited), a Hong Kong-based group of companies engaged principally in the licensing of trademarks and distribution of consumer electronics products, from October 1991 to February 2016. Mr. Ho graduated from the University of Toronto in 1974. He is a Chartered Professional Accountant, Chartered Accountant and Chartered Management Accountant of Canada. He is also a Certified Public Accountant in Hong Kong and a member of the Hong Kong Institute of Certified Public Accountants. He was a partner in an international accounting firm before joining The Grande Holdings Limited and has extensive experience in distribution, licensing, manufacturing, international trade and corporate finance.

			Based on Mr. Ho’s experience in consumer electronics, international trade and corporate finance, the Board believes that he is well qualified to serve as a director of the Company.

Name	Age	Director Since	Principal Occupation or Employment
Michael Binney	64	2016
Michael Binney has served as the Chief Operating Officer of the Company since January 2022 and as the Company’s Secretary since July 2017. Previously, Mr. Binney served as Chief Financial Officer of the Company from March 2017 to January 2022. He has also served as a director of the Company since June 2016, bringing extensive public company accounting experience in addition to his knowledge of the Company to the Board. Since August 2016, Mr. Binney has served as a director of S&T International Distribution Ltd. and Grande N.A.K.S. Ltd., which are wholly owned subsidiaries of Nimble Holdings Company Limited. From November 2016 to December 2017, Mr. Binney served as an Executive Director and Group Chief Financial Officer of The Grande Holdings Limited (now known as Nimble Holdings Company Limited). He is a fellow member of the Institute of Chartered Accountants in England and Wales and a fellow member of the Hong Kong Institute of Certified Public Accountants. From June 2016 through November 2016, Mr. Binney served as Deputy Chief Executive Officer (Finance Accounting & Company Secretarial) of The Grande Holdings Limited. From 2010 to March 2016, Mr. Binney served as an Executive Director and Chief Financial Officer of the Vinarco International Group of Companies, an upstream supplier to the oil and gas industry in the Asia-Pacific region. Mr. Binney previously served as a non-executive director of The Grande Holdings Limited from 2009 to 2010, and as an Executive Director of The Grande Holdings Limited from 2001 to 2009. He also was a member of the Board of Lafe Corporation Limited, a company listed on the Singapore Exchange, as a non-executive director from 2009 to 2010 and as Executive Director from 2001 until 2009. Mr. Binney was a member of the Board of the Company from 2005 to 2008. Previous to the above appointments, Mr. Binney worked for over 10 years at major international accounting firms including KPMG and PricewaterhouseCoopers.

			Based on Mr. Binney’s experience in management, accounting and public company reporting, the Board believes that he is well qualified to serve as a director of the Company.

Kareem E. Sethi (1)	46	2007
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

Kin Yuen (1)	68	2016
Kin Yuen, a director of the Company since June 2016, brings extensive experience in corporate finance, financial planning, public company reporting and management to the Board. Since 2004, Mr. Yuen has served as an independent non-executive director of Huayi Tencent Entertainment Co. Ltd., a company listed on the Stock Exchange of Hong Kong Limited and engaged in entertainment and media businesses. In September 2017, Mr. Yuen was appointed an executive director of Culturecom Holdings Limited, a company listed on the Hong Kong Stock Exchange and engaged in publishing businesses. From April 2016 to December 2020, Mr. Yuen served as an independent non-executive director of Lafe Corporation Limited, a company listed on the Singapore Exchange engaged in real property development. From 2009 to 2014, Mr. Yuen was the Chief Financial Officer and an Executive Director of Varitronix International Ltd., a Hong Kong-listed company and manufacturer of LCD and related products. Mr. Yuen holds a Master of Business Administration degree from the University of Toronto, Canada. He is a Chartered Professional Accountant in Canada and he is a fellow member of the Hong Kong Institute of Certified Public Accountants, and of the Association of Chartered Certified Accountants.

			Based on Mr. Yuen’s experience in corporate finance, financial planning, public company reporting and management, the Board believes that he is well qualified to serve as a director of the Company.

(1)         Member of the Audit Committee

Board of Directors and Committees

The Company’s Board presently consists of four directors. The Board has determined that two of the directors, Messrs. Sethi and Yuen, meet the definition of independence as established by the NYSE American listing standards and applicable SEC rules.

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

The Audit Committee is empowered by the Board, among other things, to: (i) serve as an independent and objective party to monitor the Company’s financial reporting process, internal control system and disclosure control system; (ii) review and appraise the audit efforts of the Company’s independent auditors; (iii) assume direct responsibility for the appointment, compensation, retention and oversight of the work of the independent auditors and for the resolution of disputes between the independent auditors and the Company’s management regarding financial reporting issues; and (iv) provide the opportunity for direct communication among the independent auditors, financial and senior management and the Board. During Fiscal 2023, the Audit Committee performed its duties under a written charter approved by the Board and formally met four times. A copy of the Company’s Audit Committee Charter is posted on the Company’s website at www.emersonradio.com on the Investor Relations page.

Controlled Company

The Company does not maintain a nominating committee or a compensation committee. So long as Nimble Holdings Company Limited (“Nimble”) beneficially holds more than 50% of the outstanding common stock of Emerson, Emerson is a “controlled company” as defined in Section 801(a) of the Company Guide. Accordingly, the Company relies on exemptions from certain corporate governance requirements to have (i) a majority of independent directors, (ii) a nominating and corporate governance committee composed entirely of independent directors or (iii) a compensation committee composed entirely of independent directors. The full Board, among other things, (i) identifies individuals qualified to become members of the Board and selects director nominees for election at the next Annual Meeting of Stockholders, (ii) reviews and monitors matters related to management development and succession, (iii) develops and implements executive compensation policies and pay for performance criteria, and (iv) reviews and approves salaries, bonuses and incentive awards.

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

Executive Officers

The following table sets forth certain information regarding the executive officers of Emerson as of June 26, 2023:

Name	Age	Position	Year Became Officer
Christopher Ho	72	Chief Executive Officer and President	2021
Richard Li	56	Chief Financial Officer	2022
Michael Binney	64	Executive Vice President and Chief Operating Officer	2022

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

Michael Binney has served as the Company’s Executive Vice President and Chief Operating Officer since January 2022 and has served as Secretary of the Company since July 2017. Previously, Mr. Binney served as Chief Financial Officer from March 2017 to January 2022. He has also served as a director of the Company since June 2016. See Mr. Binney’s biographical information above.

ITEM 11 — EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth information concerning compensation for services rendered in all capacities to the Company and its subsidiaries for Fiscal 2023 and for the fiscal year ended March 31, 2022 which was awarded to, earned by or paid to the Company’s named executive officers at any time during Fiscal 2023.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	All Other Compensation ($)	Total ($)
Christopher Ho
Chief Executive Officer	2023	$243,000	$10,000	$577	$253,577
	2022	$180,000	$—	$—	$180,000
Michael Binney
Chief Operating Officer	2023	$197,404	$8,125	$2,307	$207,836
	2022	$164,177	$—	$2,307	$166,484
Richard Li
Chief Financial Officer	2023	$101,000	$3,125	$2,307	$106,432
	2022	$20,968	$—	$577	$21,545

(1)          Represents bonus paid during the fiscal year.

Employment Agreements

During Fiscal 2023, the Company had employment agreements with certain of its named executive officers, each of which is described below.

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

Michael Binney. Michael Binney, the Company’s Executive Vice President and Chief Operating Officer, entered into an employment agreement, effective January 16, 2022 (as amended on July 6, 2023), with Emerson Radio (Hong Kong) Limited, a wholly owned subsidiary of the Company. The agreement provides for an annual base salary of $195,000 and an annual discretionary bonus payable at any time as recommended by the Board. The contract extends until the earlier of the retirement of Mr. Binney and the first day of the following month immediately after his 67th birthday, or the termination of the agreement by either the Company or Mr. Binney upon the delivery from one to the other of one month prior written notice.

Outstanding Equity Awards at Fiscal Year End

None of the Company’s named executive officers held any outstanding equity awards at March 31, 2023.

Compensation of Directors

During Fiscal 2023, the Company’s directors who were not employees (“Outside Directors”) were compensated for serving on the Board and on its various committees during the period. The Company does not compensate directors who are employees of the Company for their services as directors.

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

The following table provides certain information with respect to the compensation earned or paid to the Company’s Outside Directors during Fiscal 2023.

Director Compensation for Fiscal 2023

Name	Fees Earned or Paid in Cash ($)	Total ($)
Kareem E. Sethi	$65,000	$65,000
Kin Yuen	$65,000	$65,000

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 26, 2023, the beneficial ownership of (i) each current director; (ii) each of the Company’s named executive officers; (iii) the Company’s current directors and executive officers as a group; and (iv) each stockholder known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock. Common stock beneficially owned and percentage ownership as of June 26, 2023, was based on 21,042,652 shares outstanding. Except as otherwise indicated and based upon the Company’s review of information as filed with the SEC, the Company believes that the beneficial owners of the securities listed have sole or shared investment and voting power with respect to such shares, subject to community property laws where applicable. Except as otherwise noted, the address of each of the following beneficial owners is c/o Emerson Radio Corp., 959 Route 46 East, Suite 210, Parsippany, New Jersey 07054.

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

Equity Compensation Plan Information

The Company did not have any equity compensation plans in existence as of March 31, 2023.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Controlling Shareholder

S&T, which is a wholly owned subsidiary of N.A.K.S., which is a wholly owned subsidiary of Nimble, collectively have the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of June 26, 2023. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the Company Guide. From time to time, the Company engages in business transactions with its controlling shareholder, Nimble, or one or more of Nimble’s direct and indirect subsidiaries. See Note 3 “Related Party Transactions” of the Notes to the Consolidated Financial Statements contained in the Annual Report.

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

The Company’s Audit Committee currently consists of Messrs. Sethi (Chairman) and Yuen.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all permitted non-audit work performed by the Company’s independent registered public accountants, MSPC Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”), is approved in advance by the Audit Committee, including the proposed fees for such work, in order to ensure that the provision of such services does not impair the public accountants’ independence. The Audit Committee is informed of each service actually rendered. All fees described below were approved by the Audit Committee in compliance with such pre-approval policies and procedures for the fiscal years ended March 31, 2023 and 2022, respectively.

•
Audit Fees. Audit fees billed to the Company by MSPC for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K, and reviews by MSPC of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, for the fiscal years ended March 31, 2023 and 2022 totaled approximately $91,000 and $91,000, respectively.

•	Audit-Related Fees. The Company was not billed for any audit-related fees by MSPC for the fiscal years ended March 31, 2023 or 2022, respectively.

•	Tax Fees. The Company was not billed by MSPC for tax services for the fiscal years ended March 31, 2023 or 2022, respectively.

•	All Other Fees. The Company was not billed by MSPC for the fiscal years ended March 31, 2023 and 2022, respectively, for any permitted non-audit services.

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

10.4	Amendment dated July 6, 2023 to employment agreement dated January 16, 2022 between Emerson Radio (Hong Kong) Limited and Mr. Michael Andrew Barclay Binney. **†

10.5
Employment agreement dated January 16, 2022 between Emerson Radio (Hong Kong) Limited and Mr. Richard Li (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K, filed on January 18, 2022). †

21.1	Principal Subsidiaries of the Company as of March 31, 2023.*

23.1	Consent of Independent Registered Public Accounting Firm - MSPC, Certified Public Accountants and Advisors, Professional Corporation.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 26, 2023.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 26, 2023.*

31.3	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 27, 2023.**

31.4	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 27, 2023.**

32
Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 26, 2023.***

101.INS	Inline XBRL Instance Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed with Emerson’s Annual Report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission on June 26, 2023.
**	Filed herewith.
***	Furnished with Emerson’s Annual Report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission on June 26, 2023.
†	Management contract or compensatory plan or arrangement.

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

Dated: July 27, 2023