Form 10-Q
period 2023-06-30
EMERSON RADIO CORP
filed 2023-08-14
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of common stock as of August 14, 2023: 21,042,652.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2023	2022

Net revenues:
Net product sales	$1,732	$1,004
Licensing revenue	77	70
Net revenues	1,809	1,074
Costs and expenses:
Cost of sales	1,470	879
Selling, general and administrative expenses	1,198	1,344
Total costs and expenses	2,668	2,223
Operating loss	(859)	(1,149)
Other (loss) income:
Interest income, net	294	50
Income from governmental assistance programs	—	22
Loss before income taxes	(565)	(1,077)
Provision for income tax expense	—	—
Net loss	(565)	(1,077)
Basic loss per share	$(0.03)	$(0.05)
Diluted loss per share	$(0.03)	$(0.05)
Weighted average shares outstanding
Basic	21,042,652	21,042,652
Diluted	21,042,652	21,042,652

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	June 30, 2023	March 31, 2023

ASSETS
Current Assets:
Cash and cash equivalents	$24,671	$25,268
Accounts receivable, net	1,189	1,165
Licensing receivable	8	245
Inventory	3,707	3,813
Prepaid purchases	364	247
Prepaid expenses and other current assets	296	357
Total Current Assets	30,235	31,095
Non-Current Assets:
Property and equipment, net	47	1
Right-of-use asset-operating leases	166	200
Right-of-use asset-finance leases	1	1
Other assets	84	74
Total Non-Current Assets	298	276
Total Assets	$30,533	$31,371
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	705	641
Due to affiliate	1	1
Short-term operating lease liability	142	139
Short-term finance lease liability	1	1
Income tax payable, current portion	401	401
Advanced deposits	3,162	3,316
Deferred revenue	—	149
Total Current Liabilities	4,412	4,648
Non-Current Liabilities:
Long-term operating lease liability	25	62
Long-term finance lease liability	—	—
Income tax payable	1,202	1,202
Total Non-Current Liabilities	1,227	1,264
Total Liabilities	$5,639	$5,912
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at June 30, 2023 and March 31, 2023, respectively; 21,042,652 shares outstanding at June 30, 2023 and March 31, 2023, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(25,536)	(24,971)
Treasury stock, at cost (31,923,145 shares at June 30, 2023 and March 31, 2023, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	24,894	25,459
Total Liabilities and Shareholders’ Equity	$30,533	$31,371

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss)	$(565)	$(1,077)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Amortization of right-of-use assets	34	53
Depreciation and amortization	4	—
Asset valuation allowance	22	(35)
Changes in assets and liabilities:
Accounts receivable	(46)	768
Licensing receivable	237	—
Inventory	106	(321)
Prepaid purchases	(117)	(140)
Prepaid expenses and other current assets	61	122
Other assets	(10)	—
Accounts payable and other current liabilities	64	89
Short term lease liabilities	3	(22)
Long term lease liabilities	(37)	(35)
Advanced deposits	(154)	—
Deferred revenue	(149)	(70)
Net cash (used) by operating activities	(547)	(668)
Cash Flows From Investing Activities:
Additions to property and equipment	(50)	—
Disposals of property and equipment	—	—
Net cash (used) by investing activities	(50)	—
Cash Flows from Financing Activities:
	—	—
Net cash provided by financing activities	—	—
Net (decrease) in cash and cash equivalents	(597)	(668)
Cash and cash equivalents at beginning of the year	25,268	25,576
Cash and cash equivalents at end of the year	$24,671	$24,908
Supplemental disclosures:
Cash paid for:
Interest	$2	$3
Income taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2023	$3,310	52,965,797	$529	$79,792	$(24,971)	$(33,201)	$25,459
Net loss	—	—	—	—	(565)	—	(565)
Balance — June 30, 2023	$3,310	52,965,797	$529	$79,792	$(25,536)	$(33,201)	$24,894

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2022	$3,310	52,965,797	$529	$79,792	$(23,611)	$(33,201)	$26,819
Net loss	—	—	—	—	(1,077)	—	(1,077)
Balance — June 30, 2022	$3,310	52,965,797	$529	$79,792	$(24,688)	$(33,201)	$25,742

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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of  June 30, 2023 and the results of operations for the three month periods ended June 30, 2023 and June 30, 2022. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended  March 31, 2023 (“fiscal 2023”), included in the Company’s Annual Report on Form 10-K, as amended, for fiscal 2023.

The results of operations for the three month period ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2024 (“fiscal 2024”).

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

	Three Months Ended June 30,
	2023	2022

Numerator:
Net loss	$(565)	$(1,077)
Denominator:
Denominator for basic and diluted loss per share — weighted average shares	21,042,652	21,042,652
Net loss per share:
Basic and diluted loss per share	$(0.03)	$(0.05)

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at June 30, 2023 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At June 30, 2023, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of June 30, 2023 and March 31, 2023, inventories consisted of the following (in thousands):

	June 30, 2023	March 31, 2023
Finished goods	$3,707	$3,813

NOTE 5 — INCOME TAXES

At June 30, 2023, the Company had $16.3 million of U.S. federal net operating loss (“NOL”) carry forwards. These losses do not expire but are limited to utilization of 80% of taxable income in any one year. At June 30, 2023, the Company had approximately $19.5 million of U.S. state NOL carry forwards. The tax benefits related to these state NOL carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

The income of foreign subsidiaries before taxes was $302,000 for the three month period ended June 30, 2023 as compared to income of foreign subsidiaries before taxes of $83,000 for the three month period ended June 30, 2022.

The Company analyzed the future reasonability of recognizing its deferred tax assets at June 30, 2023. As a result, the Company concluded that a 100% valuation allowance of $4,906,000 would be recorded against the assets.

Although the Company generated a net operating loss, it recorded income tax expense of $8,650 during the three month period ended June 30, 2023, primarily resulting from state income taxes. During the three month period ended June 30, 2022, the Company recorded income tax expense of $10,500, primarily resulting from state income taxes. After the adoption of ASU 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” during fiscal 2022, these non-income based state taxes are now reported within selling, general and administrative expenses.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of June 30, 2023, the Company’s open tax years for examination for U.S. federal tax are 2017-2023, and for U.S. states’ tax are 2015-2023. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

As of June 30, 2023, the Company is asserting under ASC 740-30 that all of the unremitted earnings of its foreign subsidiaries are indefinitely invested. The Company evaluates this assertion each period based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S.

As of June 30, 2023 and March 31, 2023, the Company had a federal tax liability of approximately $1,603,000 related to the repatriation of the Company’s undistributed earnings of its foreign subsidiaries as required by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). As of June 30, 2023 and March 31, 2023, the Company’s short term portion was approximately $401,000 and the long term portion was approximately $1,202,000.

The liability is payable over 8 years. The first five installments are each equal to 8%, the sixth is equal to 15%, the seventh is equal to 20% and the final installment is equal to 25% of the liability. As of June 30, 2023, the Company has paid five of the eight installments. Each installment must be remitted on or before July 15th of the year in which such installment is due. On July 12, 2023, the Company paid its sixth installment of approximately $401,000.

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

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the SEC on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of June 30, 2023. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

Related Party Transactions

Charges of rental and utility fees on office space in Hong Kong

During the three month period ended June 30, 2023, the Company was billed approximately $40,000 for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board of Directors. As of June 30, 2023 the Company owed approximately $800 to VACL related to these charges.

NOTE 7 — SHORT TERM DEPOSITS

As of June 30, 2023 and March 31, 2023, the Company held $22.9 million and $23.1 million, respectively, in term deposits. Such term deposits had maturity dates of 90 days or less and, as a result, were classified as cash equivalents.

NOTE 8 — CONCENTRATION RISK

Customer Concentration

For the three month period ended June 30, 2023, the Company’s three largest customers accounted for approximately 88% of the Company’s net revenues, of which Walmart accounted for approximately 43%, Amazon accounted for approximately 28% and Fred Meyer accounted for approximately 17%. No other customer accounted for greater than 10% of the Company's net revenues during the period.

For the three month period ended June 30, 2022, the Company’s three largest customers accounted for approximately 73% of the Company’s net revenues, of which Walmart accounted for approximately 42%, Fred Meyer accounted for approximately 19% and Amazon accounted for approximately 12%. No other customer accounted for greater than 10% of the Company's net revenues during the period.

A significant decline in net sales to any of the Company’s key customers would have a material adverse effect on the Company’s business, financial condition and results of operation.

Product Concentration

For the three month period ended June 30, 2023, the Company’s gross product sales included microwave ovens, which generated approximately 36% of the Company’s gross product sales and audio products, which generated approximately 60% of the Company’s gross product sales. No other products accounted for greater than 10% of the Company's gross product sales during the period.

For the three month period ended June 30, 2022, the Company’s gross product sales included microwave ovens, which generated approximately 42% of the Company’s gross product sales and audio products, which generated approximately 57% of the Company’s gross product sales. No other products accounted for greater than 10% of the Company's gross product sales during the period.

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top three customers accounted for approximately 48%, 25% and 20%, respectively, as of June 30, 2023. No other customers accounted for greater than 10% of the Company's total trade accounts receivable, net of specific reserves. As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top three customers accounted for approximately 43%, 35% and 11%, respectively, as of March 31, 2023. No other customers accounted for greater than 10% of the Company's total trade accounts receivable, net of specific reserves. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash and restricted cash balances on deposit in the U.S. as of June 30, 2023 and March 31, 2023 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash, cash equivalents and restricted cash balances in excess of these FDIC-insured limits were approximately $24.4 million and approximately $25.0 million at June 30, 2023 and March 31, 2023, respectively.

Supplier Concentration

During the three month period ended June 30, 2023, the Company procured 100% of its products for resale from its three largest factory suppliers, of which approximately 57% was supplied by its largest supplier and approximately 22% and 21%, respectively, by the other two suppliers. During the three month period ended June 30, 2022, the Company procured 100% of its products for resale from its two largest factory suppliers, of which approximately 76% was supplied by its largest supplier and approximately 24% by the other.

NOTE 9 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of twelve to fourteen months. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during the quarter ended June 30, 2023 to indicate that a reassessment or re-measurement of the Company’s existing leases was required.

As of June 30, 2023, the Company’s current operating lease liabilities and finance lease liabilities were $142,000 and $1,000, respectively and its non-current operating lease liabilities and finance lease liabilities were $25,000 and nil, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of June 30, 2023 was $166,000 and $1,000, respectively.

In January 2023, the Company relocated its headquarters to a temporary office space, while its new landlord awaited the proper permits to build out the agreed-upon space. The Company has subsequently moved into the agreed-upon space and the commencement date of the new lease is July 1, 2023.

The components of lease costs, which were included in operating expenses in the Company’s condensed consolidated statements of operations, were as follows:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Lease cost
Operating lease cost	$37	$59
Finance lease cost	—	—
Amortization of right-of-use assets	—	—
Interest on lease liabilities	—	—
Variable lease costs	—	—
Total lease cost	37	59

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	37	59
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	—	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—
Finance leases	—	—

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of June 30, 2023	As of June 30, 2022
Operating leases	13.5	22.5
Finance leases	11.2	23.2

Weighted average discount rate
Operating leases	7.50%	7.50%
Finance leases	7.50%	7.50%

As of  June 30, 2023 the maturities of lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases

2024	$112	$1
2025	62	—
2026	—	—
2027	—	—
Thereafter	—	—
Total lease payments	$174	$1
Less: Imputed interest	(7)	—
Total	$167	$1

NOTE 10 — GOVERNMENTAL ASSISTANCE PROGRAMS

During the three month periods ended June 30, 2023 and June 30, 2022, the Company’s Hong Kong subsidiary recorded nil and $22,000, respectively, under the governmental program called the Employment Support Scheme (“ESS”). The proceeds were required to be used for payroll expenses and the Company was subject to government-appointed random reviews to verify the information submitted by the applicant.

The income realized from the amount granted under the ESS program is presented as Other Income under the description called “Income from governmental assistance programs” in the Consolidated Statements of Operations.

NOTE 11 — LEGAL PROCEEDINGS

On April 19, 2022, the US District Court for the District of Delaware (the "District Court") granted judgment in favor of the Company in its trademark infringement lawsuit against air conditioning and heating products provider Emerson Quiet Kool and wholesaler Home Easy (the “defendants”). Among other things, the court order issues an injunction and directs the US Patent and Trademark Office to cancel the defendants’ existing and proposed “Emerson Quiet Kool” trademarks and prohibits defendants from registering or applying to register the same mark or any other mark or name containing the word “Emerson” going forward. The judgment also awards $6.5 million to the Company. The defendants have to date conditionally made payments, including certain advances and a portion of their liability, which are reflected as advanced deposits in the Consolidated Balance Sheets, in connection with ongoing negotiations among the parties. The aggregate amount of the payments is $4.1 million, which has been reduced by approximately $784,000 for legal fees incurred in fiscal 2023 and approximately $154,000 for legal fees incurred in fiscal 2024, in pursuit of the advanced deposits. On July 11, 2023, the US Court of Appeals for the Third Circuit affirmed the District Court's default judgement against Emerson Quiet Kool. There is no guarantee that the Company will be able to collect the entire judgment or that a negotiated resolution regarding these matters will ever be agreed among the parties or, if agreed, how soon the parties will be able to do so.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through the Company’s use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

●	the Company’s ability to generate sufficient revenue to achieve and maintain profitability;

●	the Company’s ability to obtain new customers and retain key existing customers, including the Company’s ability to maintain purchase volumes of the Company’s products by its key customers;

●	the Company’s ability to obtain new licensees and distribution relationships and maintain relationships with its existing licensees and distributors;

●	the Company’s ability to resist price increases from its suppliers or pass through such increases to its customers;

●	changes in consumer spending for retail products, such as the Company’s products, and in consumer practices, including sales over the Internet;

●	the Company’s ability to maintain effective internal controls or compliance by its personnel with such internal controls;

●	the Company’s ability to successfully manage its operating cash flows to fund its operations;

●	the Company’s ability to anticipate market trends, enhance existing products or achieve market acceptance of new products;

●	the Company’s ability to accurately forecast consumer demand and adequately manage inventory;

●	the Company’s dependence on a limited number of suppliers for its components and raw materials;

●	the Company’s dependence on third party manufacturers to manufacture and deliver its products;

●	increases in shipping costs for the Company’s products or other service issues with the Company’s third-party shippers;

●	the Company’s dependence on a third party logistics provider for the storage and distribution of its products in the United States;

●	the ability of third party sales representatives to adequately promote, market and sell the Company’s products;

●	the Company’s ability to maintain, protect and enhance its intellectual property;

●	the effects of competition;

●	the Company’s ability to distribute its products in a timely fashion, including as a result of labor disputes and public health threats and social unrest;

●	evolving cybersecurity threats to the Company’s information technology systems or those of its customers or suppliers;

●	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;

●	changes in accounting policies, rules and practices;

●	changes in tax rules and regulations or interpretations;

●	changes in U.S. and foreign trade regulations and tariffs, including potential increases of tariffs on goods imported into the U.S., and uncertainty regarding the same;

●	limited access to financing or increased cost of financing;

●	the effects of currency fluctuations between the U.S. dollar and Chinese renminbi relative to the dollar and increases in costs of production in China; and

●	the other factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2023 and other filings with the SEC.

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

Results of Operations

The following table summarizes certain financial information for the three month period ended June 30, 2023 (fiscal 2024) and June 30, 2022 (fiscal 2023) (in thousands):

	Three Months Ended June 30,
	2023	2022
Net product sales	$1,732	$1,004
Licensing revenue	77	70
Net revenues	1,809	1,074
Cost of sales	1,470	879
Selling, general and administrative expenses	1,198	1,344
Operating loss	(859)	(1,149)
Interest income, net	294	50
Income from governmental assistance programs	—	22
Loss before income taxes	(565)	(1,077)
Provision for income taxes	—	—
Net loss	$(565)	$(1,077)

Net product sales — Net product sales for the three month period ended June 30, 2023 were $1.7 million as compared to $1.0 million for the three month period ended June 30, 2022, an increase of  $0.7 million, or 72.5%. The Company’s sales during the three month periods ended June 30, 2023 and June 30, 2022 were highly concentrated among the Company’s three largest customers – Wal-Mart, Amazon and Fred Meyer – comprising in the aggregate approximately 92% and 78%, respectively, of the Company’s total net product sales for such periods.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $3,000 and nil for the three month periods ended June 30, 2023 and June 30, 2022, respectively. The major elements which contributed to the overall increase in net product sales were as follows:

i)    Houseware products:Net sales increased $0.2 million, or 55.4%, to $0.7 million for the three month period ended June 30, 2023 as compared to $0.5 million for the three month period ended June 30, 2022, driven by increased net sales of microwave ovens.

ii)   Audio products: Net sales increased $0.5 million, or 86.0%, to $1.1 million for the three month period ended June 30, 2023 as compared to $0.6 million for the three month period ended June 30, 2022, resulting from increased net sales of clock radios.

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

Emerson’s success is dependent on its ability to anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and sourcing new products that are profitable to the Company. Geo-political factors may also affect the Company’s operations and demand for the Company’s products, which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The Company expects that U.S. tariffs on categories of products that the Company imports from China, and China’s retaliatory tariffs on certain goods imported from the United States, as well as modifications to international trade policy, will continue to affect its product costs going forward. If no mitigation steps are taken, or the mitigation is unsuccessful, the combination of tariffs will result in significantly increased annualized costs to the Company as all of the Company’s products are currently manufactured by suppliers in China. Although the Company is monitoring the trade and political environment and working to mitigate the possible effect of tariffs with its suppliers as well as its customers through pricing and sourcing strategies, the Company cannot be certain how its customers and competitors will react to the actions taken. In addition, heightened tensions between the United States and China over Hong Kong and any resulting retaliatory policies may affect our operations in Hong Kong. At this time, the Company is unable to quantify possible effects on its costs arising from the new tariffs, which are expected to increase the Company’s inventory costs and associated costs of sales as tariffs are incurred, and some costs may be passed through to the Company’s customers as product price increases in the future. However, if the Company is unable to successfully pass through the additional costs or otherwise mitigate the effects of these tariffs, or if the higher prices reduce demand for the Company’s products, it will have a negative effect on the Company’s product sales and gross margins.

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

In light of the adverse macroeconomic conditions domestically and internationally, the Company has implemented certain cost-reduction actions intended to reduce expenditures. However, the environment remains uncertain. Demand for the Company’s products remains competitive and retailers continue to carefully manage inventory. Accordingly, the current results and financial condition discussed herein may not be indicative of future operating results and trends.

For more information on risks associated with the Company’s operations, including tariffs, please see the risk factors within Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2023.

Legal Proceedings — On April 19, 2022, the US District Court for the District of Delaware (the "District Court") granted judgment in favor of the Company in its trademark infringement lawsuit against air conditioning and heating products provider Emerson Quiet Kool and wholesaler Home Easy (the “defendants”). Among other things, the court order issues an injunction and directs the US Patent and Trademark Office to cancel the defendants’ existing and proposed “Emerson Quiet Kool” trademarks and prohibits defendants from registering or applying to register the same mark or any other mark or name containing the word “Emerson” going forward. The judgment also awards $6.5 million to the Company. The defendants have to date conditionally made payments, including certain advances and a portion of their liability, which are reflected as advanced deposits in the Consolidated Balance Sheets, in connection with ongoing negotiations among the parties. The aggregate amount of the payments is $4.1 million, which has been reduced by approximately $784,000 for legal fees incurred in fiscal 2023 and approximately $154,000 for legal fees incurred in fiscal 2024, in pursuit of the advanced deposits. Only July 11, 2023, the US Court of Appeals for the Third Circuit affirmed the District Court's default judgement against Emerson Quiet Kool. There is no guarantee that the Company will be able to collect the entire judgment or that a negotiated resolution regarding these matters will ever be agreed among the parties or, if agreed, how soon the parties will be able to do so.

Licensing revenue — Licensing revenue for the three month period ended June 30, 2023 was $77,000 as compared to $70,000 for the three month period ended June 30, 2022, an increase of $7,000, or 6.5%. The increase in licensing revenue was due to the signing of new licensing agreements in fiscal 2023, one of which was terminated in June 2023.

Net revenues — Net revenues were $1.8 million for the three month period ended June 30, 2023 as compared to $1.1 million for the three month period ended June 30, 2022, an increase of $0.7 million, or 68.4%. The increase in net revenues can be attributed to the introduction of new models to the marketplace as well as increased demand from the Company's key customers.

Cost of sales — Cost of sales increased $0.6 million, or 67.2% to $1.5 million for the three month period ended June 30, 2023 as compared to $0.9 million for the three month period ended June 30, 2022. The increase in absolute terms for the three month period ended June 30, 2023 as compared to the three month period ended June 30, 2022 was primarily related to an increase in net product sales partially offset by lower year-over-year gross cost of sales as a percentage of gross sales.

The Company purchases the products it sells from a limited number of factory suppliers. In each of the three month periods ended June 30, 2023 and June 30, 2022, the Company purchased 100% of its products from its three largest suppliers.

Selling, general and administrative expenses (“S,G&A”) — S,G&A was $1.2 million for the three month period ended June 30, 2023 as compared to $1.3 million for the three month period ended June 30, 2022, a decrease of $0.1 million or 10.9%. S,G&A, as a percentage of net revenues, was 66.2% for the three month period ended June 30, 2023 as compared to 125.1% for the three month period ended June 30, 2022. The Company benefitted from a decrease in legal fees of $318,000, a decrease in insurance expense of $37,000 and a decrease in rent expense of $21,000. Legal fees for the three month period ended June 30, 2023 were $113,000 as compared to $431,000 for the three month period ended June 30, 2022. Insurance expense for the three month period ended June 30, 2023 were $115,000 as compared to $152,000 for the three month period ended June 30, 2022. Rent expense for the three month period ended June 30, 2023 was $37,000 as compared to $58,000 for the three month period ended June 30, 2022. These reductions in S,G&A were partially offset by an increase in bad debt expense of $102,000 related to the termination of one the Company's new licensees in June 2023.

Interest income, net — Interest income, net, was $294,000 for the three month period ended June 30, 2023 as compared to $50,000 for the three month period ended June 30, 2022, an increase of $244,000. The increase was primarily due to higher average interest rates earned on the Company’s short term investments.

Income from governmental assistance programs — For the three month periods ended June 30, 2023 and June 30, 2022 the Company recorded income of nil and approximately $22,000, respectively, under the ESS program. See “Note 10 – Governmental Assistance Programs”.

Provision (benefit) for income taxes — For the three month periods ended June 30, 2023 and June 30, 2022, the Company recorded income tax expense of nil. However the Company under the adoption of ASU 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” incurred $8,650 and $10,950, respectively, of non-income based state taxes, which are now reported as S,G &A. See “Note 5 – Income Taxes”.

Although the Company generated net losses during fiscal 2024 and fiscal 2023, it is unable to realize an income tax benefit due to valuation allowances recorded against its deferred tax assets.

Net (loss) — As a result of the foregoing factors, the Company realized a net loss of $565,000 for the three month period ended June 30, 2023 as compared to a net loss of $1,077,000 for the three month period ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2023, the Company had cash and cash equivalents of approximately $24.7 million as compared to approximately $25.3 million at March 31, 2023. Cash and cash equivalents includes short term investments in deposits which were classified as cash equivalents of $22.9 million as of June 30, 2023 compared to $23.1 million of such deposits as of March 31, 2023. Working capital decreased to $25.7 million at June 30, 2023 as compared to $26.4 million at March 31, 2023. The decrease in cash and cash equivalents of approximately $0.6 million was due to the net loss generated during the period of $0.6 million, a decrease in advanced deposits of $0.2 million, a decrease in deferred revenue of $0.1 million and an increase in prepaid purchases of $0.1 million partially offset by a decrease in licensing receivable of $0.2 million, a decrease in inventory of $0.1 million and an increase in accounts payable and other current liabilities of $0.1 million.

Cash Flows

Net cash used by operating activities was approximately $0.5 million for the three month period ended June 30, 2023, resulting from the $0.6 million net loss generated during the period, a decrease in advanced deposits of $0.2 million, an increase in prepaid purchases of $0.1 million and a decrease in deferred revenue of $0.1 million partially offset by decrease in licensing receivable of $0.2 million, a decrease in inventory of $0.1 million, an increase in accounts payable and other current liabilities of $0.1 million and a decrease in prepaid expenses and other current assets of $0.1 million.

Net cash used by investing activities was $0.1 million for the three month period ended June 30, 2023 due to additions to property and equipment.

Net cash used by financing activities was nil for the three month period ended June 30, 2023.

Sources and Uses of Funds

The Company’s principal existing sources of cash are generated from operations and its existing short-term deposits. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2023, the Company did not have any off-balance sheet arrangements as defined under the rules of the SEC.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2023, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors contained in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

(a) None

(b) None

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON RADIO CORP.
(Registrant)

/s/ Christopher W. Ho
Date: August 14, 2023	Christopher W. Ho
Chief Executive Officer (Principal Executive Officer)

/s/ Richard Li
Date: August 14, 2023	Richard Li
Chief Financial Officer (Principal Financial and Accounting Officer)