Form 10-Q
period 2023-09-30
EMERSON RADIO CORP
filed 2023-11-14
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of common stock as of November 14, 2023: 21,042,652.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

Net revenues:
Net product sales	$2,414	$1,627	$4,146	$2,631
Licensing revenue	24	673	101	743
Net revenues	2,438	2,300	4,247	3,374
Costs and expenses:
Cost of sales	2,040	1,309	3,510	2,188
Selling, general and administrative expenses	1,064	1,291	2,262	2,635
Total costs and expenses	3,104	2,600	5,772	4,823
Operating loss	(666)	(300)	(1,525)	(1,449)
Other income:
Settlement of litigation	3,100	—	3,100	—
Interest income, net	289	139	583	189
Income from governmental assistance programs	—	8	—	30
Income (loss) before income taxes	2,723	(153)	2,158	(1,230)
Provision for income tax expense	88	—	88	—
Net income (loss)	2,635	(153)	2,070	(1,230)
Basic income (loss) per share	$0.13	$(0.01)	$0.10	$(0.06)
Diluted income (loss) per share	$0.13	$(0.01)	$0.10	$(0.06)
Weighted average shares outstanding
Basic	21,042,652	21,042,652	21,042,652	21,042,652
Diluted	21,042,652	21,042,652	21,042,652	21,042,652

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	September 30, 2023	March 31, 2023

ASSETS
Current Assets:
Cash and cash equivalents	$20,871	$25,268
Accounts receivable, net	1,833	1,165
Licensing receivable	12	245
Inventory	5,740	3,813
Prepaid purchases	380	247
Prepaid expenses and other current assets	414	357
Total Current Assets	29,250	31,095
Non-Current Assets:
Property and equipment, net	76	1
Right-of-use asset-operating leases	371	200
Right-of-use asset-finance leases	1	1
Other assets	84	74
Total Non-Current Assets	532	276
Total Assets	$29,782	$31,371
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	580	641
Due to affiliate	1	1
Short-term operating lease liability	162	139
Short-term finance lease liability	1	1
Income tax payable, current portion	622	401
Advanced deposits	—	3,316
Deferred revenue	—	149
Total Current Liabilities	1,366	4,648
Non-Current Liabilities:
Long-term operating lease liability	219	62
Long-term finance lease liability	—	—
Income tax payable	668	1,202
Total Non-Current Liabilities	887	1,264
Total Liabilities	$2,253	$5,912
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at September 30, 2023 and March 31, 2023, respectively; 21,042,652 shares outstanding at September 30, 2023 and March 31, 2023, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(22,901)	(24,971)
Treasury stock, at cost (31,923,145 shares at September 30, 2023 and March 31, 2023, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	27,529	25,459
Total Liabilities and Shareholders’ Equity	$29,782	$31,371

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$2,070	$(1,230)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Amortization of right-of-use assets	77	106
Depreciation and amortization	10	—
Asset valuation allowance	43	(25)
Changes in assets and liabilities:
Accounts receivable	(711)	248
Licensing receivable	233	(49)
Inventory	(1,927)	(447)
Prepaid purchases	(133)	81
Prepaid expenses and other current assets	(57)	(55)
Other assets	(10)	—
Accounts payable and other current liabilities	(61)	(116)
Right of use assets-operating	(248)	—
Short term lease liabilities	23	(44)
Long term lease liabilities	157	(70)
Income taxes payable	(313)	(205)
Advanced deposits	(3,316)	4,100
Deferred revenue	(149)	(97)
Net cash (used) provided by operating activities	(4,312)	2,197
Cash Flows From Investing Activities:
Additions to property and equipment	(85)	—
Disposals of property and equipment	—	—
Net cash (used) by investing activities	(85)	—
Cash Flows from Financing Activities:
	—	—
Net cash provided by financing activities	—	—
Net (decrease) increase in cash and cash equivalents	(4,397)	2,197
Cash and cash equivalents at beginning of the year	25,268	25,576
Cash and cash equivalents at end of the year	$20,871	$27,773
Supplemental disclosures:
Cash paid for:
Interest	$3	$6
Income taxes	$401	$205

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2023	$3,310	52,965,797	$529	$79,792	$(24,971)	$(33,201)	$25,459
Net income	—	—	—	—	2,070	—	2,070
Balance — September 30, 2023	$3,310	52,965,797	$529	$79,792	$(22,901)	$(33,201)	$27,529

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2022	$3,310	52,965,797	$529	$79,792	$(23,611)	$(33,201)	$26,819
Net loss	—	—	—	—	(1,230)	—	(1,230)
Balance — September 30, 2022	$3,310	52,965,797	$529	$79,792	$(24,841)	$(33,201)	$25,589

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

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of  September 30, 2023 and the results of operations for the three and six month periods ended September 30, 2023 and September 30, 2022. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended  March 31, 2023 (“fiscal 2023”), included in the Company’s Annual Report on Form 10-K, as amended, for fiscal 2023.

The results of operations for the three and six month periods ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2024 (“fiscal 2024”).

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

Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses” (Issued June 2016)

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses” to introduce new guidance for the accounting for credit losses on instruments within its scope. ASU 2016-13 requires among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2022. The adoption of ASU 2016-13 had no material impacts on the Company's financial statements.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

Numerator:
Net income (loss)	$2,635	$(153)	$2,070	$(1,230)
Denominator:
Denominator for basic and diluted income (loss) per share — weighted average shares	21,042,652	21,042,652	21,042,652	21,042,652
Net income (loss) per share:
Basic and diluted income (loss) per share	$0.13	$(0.01)	$0.10	$(0.06)

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at September 30, 2023 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At September 30, 2023, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of September 30, 2023 and March 31, 2023, inventories consisted of the following (in thousands):

	September 30, 2023	March 31, 2023
Finished goods	$5,740	$3,813

NOTE 5 — INCOME TAXES

At September 30, 2023, the Company had $13.7 million of U.S. federal net operating loss (“NOL”) carry forwards. These losses do not expire but are limited to utilization of 80% of taxable income in any one year. At September 30, 2023, the Company had approximately $16.8 million of U.S. state NOL carry forwards. The tax benefits related to these state NOL carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

The income of foreign subsidiaries before taxes was $296,000 for the three month period ended September 30, 2023 as compared to income of foreign subsidiaries before taxes of $159,000 for the three month period ended September 30, 2022. The income of foreign subsidiaries before taxes was $599,000 for the six month period ended September 30, 2023 as compared to income of foreign subsidiaries before taxes of $242,000 for the six month period ended September 30, 2022.

The Company analyzed the future reasonability of recognizing its deferred tax assets at September 30, 2023. As a result, the Company concluded that a 100% valuation allowance of approximately $4,175,000 would be recorded against the assets.

The Company generated net income and recorded income tax expense of $88,000 and $97,000, respectively, during the three and six month periods ended September 30, 2023. During the three and six month periods ended September 30, 2022, the Company recorded income tax expense of nil and $10,950, respectively, primarily resulting from state income taxes. After the adoption of ASU 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes”during fiscal 2022, these non-income based state taxes are now reported within selling, general and administrative expenses.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of September 30, 2023, the Company’s open tax years for examination for U.S. federal tax are 2017-2023, and for U.S. states’ tax are 2016-2023. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

As of September 30, 2023, the Company is asserting under ASC 740-30 that all of the unremitted earnings of its foreign subsidiaries are indefinitely invested. The Company evaluates this assertion each period based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S.

As of September 30, 2023 and March 31, 2023, the Company had a federal tax liability of approximately $1,202,000 and $1,603,000, respectively, related to the repatriation of the Company’s undistributed earnings of its foreign subsidiaries as required by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). As of September 30, 2023 and March 31, 2023, the Company’s short term portion was approximately $534,000 and $401,000, respectively, and the long term portion was approximately $668,000 and $1,202,000, respectively.

The liability is payable over 8 years. The first five installments are each equal to 8%, the sixth is equal to 15%, the seventh is equal to 20% and the final installment is equal to 25% of the liability. As of September 30, 2023, the Company has paid six of the eight installments. Each installment must be remitted on or before July 15th of the year in which such installment is due. On July 12, 2023, the Company paid its sixth installment of approximately $401,000.

In addition to the federal tax liabilities recorded under the Tax Act mentioned above, the Company incurred approximately $88,000 of additional federal tax liabilities resulting from the net income generated for the three and six months ended September 30, 2023. Under the Tax Act, the Company was limited to 80% utilization of NOLs against taxable income in any one year. This limitation generated the additional $88,000 of federal tax liabilities as of September 30, 2023.

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

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the SEC on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of September 30, 2023. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

Related Party Transactions

Charges of rental and utility fees on office space in Hong Kong

During the three and six month periods ended September 30, 2023, the Company was billed approximately $40,000 and $79,000, respectively, for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board of Directors. As of September 30, 2023 the Company owed approximately $1,000 to VACL related to these charges.

NOTE 7 — SHORT TERM DEPOSITS

As of September 30, 2023 and March 31, 2023, the Company held $20.1 million and $23.1 million, respectively, in term deposits. Such term deposits had maturity dates of 90 days or less and, as a result, were classified as cash equivalents.

NOTE 8 — CONCENTRATION RISK

Customer Concentration

For the three month period ended September 30, 2023, the Company’s three largest customers accounted for approximately 90% of the Company’s net revenues, of which Walmart accounted for approximately 60%, Amazon accounted for approximately 19% and Fred Meyer accounted for approximately 11%. No other customer accounted for greater than 10% of the Company's net revenues during the period.

For the six month period ended September 30, 2023, the Company’s three largest customers accounted for approximately 89% of the Company’s net revenues, of which Walmart accounted for approximately 53%, Amazon accounted for approximately 22% and Fred Meyer accounted for approximately 14%. No other customer accounted for greater than 10% of the Company's net revenues during the period.

For the three month period ended September 30, 2022, the Company’s three largest customers accounted for approximately 90% of the Company’s net revenues, of which Walmart accounted for approximately 48%, Fred Meyer accounted for approximately 24% and Amazon accounted for approximately 18%. No other customer accounted for greater than 10% of the Company's net revenues during the period.

For the six month period ended September 30, 2022, the Company’s three largest customers accounted for approximately 83% of the Company’s net revenues, of which Walmart accounted for approximately 45%, Fred Meyer accounted for approximately 22% and Amazon accounted for approximately 16%. No other customer accounted for greater than 10% of the Company's net revenues during the period.

A significant decline in net sales to any of the Company’s key customers would have a material adverse effect on the Company’s business, financial condition and results of operation.

Product Concentration

For the three and six month periods ended September 30, 2023, the Company’s gross product sales included microwave ovens, which generated approximately 27% and 32%, respectively, of the Company’s gross product sales and audio products, which generated approximately 70% and 66%, respectively, of the Company’s gross product sales. No other products accounted for greater than 10% of the Company's gross product sales during the period.

For the three and six month periods ended September 30, 2022, the Company’s gross product sales included microwave ovens, which generated approximately 29% and 34%, respectively, of the Company’s gross product sales and audio products, which generated approximately 70% and 65%, respectively, of the Company’s gross product sales. No other products accounted for greater than 10% of the Company's gross product sales during the period.

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top three customers accounted for approximately 54%, 28% and 10%, respectively, as of September 30, 2023. No other customers accounted for greater than 10% of the Company's total trade accounts receivable, net of specific reserves. As a percent of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top three customers accounted for approximately 43%, 35% and 11%, respectively, as of March 31, 2023. No other customers accounted for greater than 10% of the Company's total trade accounts receivable, net of specific reserves. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash and restricted cash balances on deposit in the U.S. as of September 30, 2023 and March 31, 2023 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash, cash equivalents and restricted cash balances in excess of these FDIC-insured limits were approximately $20.6 million and approximately $25.0 million at September 30, 2023 and March 31, 2023, respectively.

Supplier Concentration

During the three month period ended September 30, 2023, the Company procured approximately 80% of its products for resale from its three largest factory suppliers, of which approximately 34% was supplied by its largest supplier and approximately 31% and 15%, respectively, by the other two suppliers. During the three month period ended September 30, 2022, the Company procured 100% of its products for resale from its two largest factory suppliers, of which approximately 64% was supplied by its largest supplier and approximately 36% by the other supplier.

During the six month period ended September 30, 2023, the Company procured approximately 80% of its products for resale from its three largest factory suppliers, of which approximately 39% was supplied by its largest supplier and approximately 24% and 17%, respectively, by the other two suppliers. During the six month period ended September 30, 2022, the Company procured 100% of its products for resale from its two largest factory suppliers, of which approximately 70% was supplied by its largest supplier and approximately 30% by the other supplier.

NOTE 9 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of nine to sixty-three months. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during the quarter ended September 30, 2023 to indicate that a reassessment or re-measurement of the Company’s existing leases was required.

As of September 30, 2023, the Company’s current operating lease liabilities and finance lease liabilities were $162,000 and $1,000, respectively and its non-current operating lease liabilities and finance lease liabilities were $219,000 and nil, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of September 30, 2023 was $371,000 and $800, respectively.

The components of lease costs, which were included in operating expenses in the Company’s condensed consolidated statements of operations, were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Lease cost
Operating lease cost	$52	$62	$89	$125
Finance lease cost	—	—	—	—
Amortization of right-of-use assets	—	—	—	—
Interest on lease liabilities	—	—	—	—
Variable lease costs	—	—	—	—
Total lease cost	52	62	89	125

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	43	62	80	125
Operating cash flows from finance leases	—	—	—	—
Financing cash flows from finance leases	—	—	—	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	248	—	248	—
Finance leases	—	—	—	—

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of September 30, 2023	As of September 30, 2022
Operating leases	44.7	20.4
Finance leases	8.2	20.2

Weighted average discount rate
Operating leases	9.28%	7.50%
Finance leases	7.50%	7.50%

As of  September 30, 2023 the maturities of lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases

2024	$105	$1
2025	116	—
2026	54	—
2027	66	—
Thereafter	52	—
Total lease payments	$393	$1
Less: Imputed interest	(13)	—
Total	$380	$1

NOTE 10 — GOVERNMENTAL ASSISTANCE PROGRAMS

During the three month periods ended September 30, 2023 and September 30, 2022, the Company’s Hong Kong subsidiary recorded nil and $8,000, respectively, under the governmental program called the Employment Support Scheme (“ESS”). During the six month periods ended September 30, 2023 and September 30, 2022, the Company’s Hong Kong subsidiary recorded nil and $30,000, respectively, under the ESS program. The proceeds were required to be used for payroll expenses and the Company was subject to government-appointed random reviews to verify the information submitted by the applicant.

The income realized from the amount granted under the ESS program is presented as Other Income under the description called “Income from governmental assistance programs” in the Consolidated Statements of Operations.

NOTE 11 — LEGAL PROCEEDINGS

On April 19, 2022, the U.S. District Court for the District of Delaware (the "District Court") granted judgment in favor of the Company in its trademark infringement lawsuit against air conditioning and heating products provider Emerson Quiet Kool and wholesaler Home Easy (the “Defendants”). Among other things, the District Court's order included an injunction prohibiting Defendants’ distribution, manufacturing, and sales of EMERSON QUIET KOOL branded products or use of that trademark and directed the U.S. Patent and Trademark Office to cancel Defendants’ trademark registration for the EMERSON QUIET KOOL trademark and prohibited Defendants from attempting to register that mark or any other confusingly similar mark in the future. The judgment also awards $6.5 million to the Company. The Defendants, through a third party, made certain payments to the Company, including certain advances towards a portion of their liability. Those amounts were previously reflected as advanced deposits in the Consolidated Balance Sheets. The aggregate amount of the payments is $4.1 million, which has been reduced by approximately $784,000 for legal fees incurred in fiscal 2023 and approximately $216,000 for legal fees incurred in fiscal 2024, in pursuit of the advanced deposits. Separately, on July 11, 2023, the U.S. Court of Appeals for the Third Circuit affirmed the District Court's judgment against the Defendants. On September 29, 2023, the District Court granted the Company’s request for final judgement including approximately $3.16 million in legal fees and $700,000 in enhanced damages, along with the prospect of additional damages due to Defendants’ alleged contempt of court. The Company is pursuing all available remedies against the Defendants and those acting in concert with them. There is no guarantee that the Company will be able to collect the entire judgment or that any negotiated resolution regarding these matters will ever be agreed among the parties or, if agreed, how soon the parties might be able to do so. Due to the legal judgement now being affirmed as stated above, the Company has released the balance of the advanced deposits of approximately $3,100,000, to other income for the quarter ended September 30, 2023.

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

Results of Operations

The following table summarizes certain financial information for the three and six month periods ended September 30, 2023 (fiscal 2024) and September 30, 2022 (fiscal 2023) (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net product sales	$2,414	$1,627	$4,146	$2,631
Licensing revenue	24	673	101	743
Net revenues	2,438	2,300	4,247	3,374
Cost of sales	2,040	1,309	3,510	2,188
Selling, general and administrative expenses	1,064	1,291	2,262	2,635
Operating loss	(666)	(300)	(1,525)	(1,449)
Settlement of litigation	3,100	—	3,100	—
Interest income, net	289	139	583	189
Income from governmental assistance programs	—	8	—	30
Income (loss) before income taxes	2,723	(153)	2,158	(1,230)
Provision for income taxes	88	—	88	—
Net income (loss)	$2,635	$(153)	$2,070	$(1,230)

Net product sales — Net product sales for the three month period ended September 30, 2023 were $2.4 million as compared to $1.6 million for the three month period ended September 30, 2022, an increase of $0.8 million, or 48.4%. The Company’s sales during the three month periods ended September 30, 2023 and September 30, 2022 were highly concentrated among the Company’s three largest customers – Wal-Mart, Amazon and Fred Meyer – comprising in the aggregate approximately 91% and 94%, respectively, of the Company’s total net product sales for such periods.

Net product sales for the six month period ended September 30, 2023 were $4.1 million as compared to $2.6 million for the six month period ended September 30, 2022, an increase of $1.5 million, or 57.6%. The Company’s sales during the six month periods ended September 30, 2023 and September 30, 2022 were highly concentrated among the Company’s three largest customers – Wal-Mart, Amazon and Fred Meyer – comprising in the aggregate approximately 91% and 88%, respectively, of the Company’s total net product sales for such periods.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $3,000 and $10,000 for the three month periods ended September 30, 2023 and September 30, 2022, respectively, and by approximately $6,000 for both of the six month periods ended September 30, 2023 and September 30, 2022. The major elements which contributed to the overall increase in net product sales were as follows:

i)    Houseware products:Net sales increased $0.2 million, or 47.6%, to $0.7 million for the three month period ended September 30, 2023 as compared to $0.5 million for the three month period ended September 30, 2022, driven by increased net sales of microwave ovens and refrigerators. Net sales increased $0.5 million, or 51.9%, to $1.4 million for the six month period ended September 30, 2023 as compared to $0.9 million for the six month period ended September 30, 2022, driven by increased net sales of microwave ovens and refrigerators.

ii)   Audio products: Net sales increased $0.6 million, or 48.6%, to $1.7 million for the three month period ended September 30, 2023 as compared to $1.1 million for the three month period ended September 30, 2022, resulting from increased net sales of clock radios. Net sales increased $1.0 million, or 60.6%, to $2.7 million for the six month period ended September 30, 2023 as compared to $1.7 million for the six month period ended September 30, 2022, resulting from increased net sales of clock radios.

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

Legal Proceedings — On April 19, 2022, the U.S. District Court for the District of Delaware (the "District Court") granted judgment in favor of the Company in its trademark infringement lawsuit against air conditioning and heating products provider Emerson Quiet Kool and wholesaler Home Easy (the “Defendants”). Among other things, the District Court’s order included an injunction prohibiting Defendants’ distribution, manufacturing, and sales of EMERSON QUIET KOOL branded products or use of that trademark and directed the U.S. Patent and Trademark Office to cancel Defendants’ trademark registration for the EMERSON QUIET KOOL trademark and prohibited Defendants from attempting to register that mark or any other confusingly similar mark in the future. The judgment also awards $6.5 million to the Company. The Defendants, through a third party, made certain payments to the Company, including certain advances towards a portion of their liability. Those amounts were previously reflected as advanced deposits in the Consolidated Balance Sheets. The aggregate amount of the payments is $4.1 million, which has been reduced by approximately $784,000 for legal fees incurred in fiscal 2023 and approximately $216,000 for legal fees incurred in fiscal 2024, in pursuit of the advanced deposits. Separately, on July 11, 2023, the U.S. Court of Appeals for the Third Circuit affirmed the District Court's judgment against the Defendants. On September 29, 2023, the District court granted the Company’s request for final judgement including approximately $3.16 million in legal fees and $700,000 in enhanced damages, along with the prospect of additional damages due to Defendants’ alleged contempt of court. The Company is pursuing all available remedies against the Defendants and those acting in concert with them. There is no guarantee that the Company will be able to collect the entire judgment or that any negotiated resolution regarding these matters will ever be agreed among the parties or, if agreed, how soon the parties might be able to do so. Due to the legal judgement now being affirmed as stated above, the Company has released the balance of the advanced deposits of approximately $3,100,000, to other income for the quarter ended September 30, 2023.

Licensing revenue — Licensing revenue for the three month period ended September 30, 2023 was $23,000 as compared to $673,000 for the three month period ended September 30, 2022, a decrease of $650,000, or 96.5%. Licensing revenue for the six month period ended September 30, 2023 was $101,000 as compared to $743,000 for the six month period ended September 30, 2022, a decrease of $642,000, or 86.4%. During the three and six month periods ended September 30, 2022, the Company recorded $595,000 in royalty income derived from sell-off agreements made with customers of Emerson Quiet Kool, which did not repeat during the three and six month periods ended September 30, 2023.

Net revenues — Net revenues were $2.4 million for the three month period ended September 30, 2023 as compared to $2.3 million for the three month period ended September 30, 2022, an increase of $136,000, or 5.9%. The increase in net revenues can be attributed to the introduction of new models to the marketplace as well as increased demand from the Company's key customers.

Net revenues were $4.2 million for the six month period ended September 30, 2023 as compared to $3.4 million for the six month period ended September 30, 2022, an increase of $0.8 million, or 25.9%. The increase in net revenues can be attributed to the introduction of new models to the marketplace as well as increased demand from the Company's key customers.

Cost of sales — Cost of sales increased $0.7 million, or 55.8% to $2.0 million for the three month period ended September 30, 2023 as compared to $1.3 million for the three month period ended September 30, 2022. The increase in absolute terms for the three month period ended September 30, 2023 as compared to the three month period ended September 30, 2022 was primarily related to an increase in net product sales and by higher year-over-year gross cost of sales as a percentage of gross sales.

Cost of sales increased $1.3 million, or 60.4% to $3.5 million for the six month period ended September 30, 2023 as compared to $2.2 million for the six month period ended September 30, 2022. The increase in absolute terms for the six month period ended September 30, 2023 as compared to the six month period ended September 30, 2022 was primarily related to an increase in net product sales partially offset by lower year-over-year gross cost of sales as a percentage of gross sales.

Selling, general and administrative expenses (“S,G&A”) — S,G&A was $1.1 million for the three month period ended September 30, 2023 as compared to $1.3 million for the three month period ended September 30, 2022, a decrease of $0.2 million or 17.6%. S,G&A, as a percentage of net revenues, was 43.6% for the three month period ended September 30, 2023 as compared to 56.1% for the three month period ended September 30, 2022. The Company benefitted from a decrease in legal fees of $294,000 partially offset by an increase in compensation costs of $37,000. Legal fees for the three month period ended September 30, 2023 were $112,000 as compared to $406,000 for the three month period ended September 30, 2022. Compensation costs for the three month period ended September 30, 2023 were $563,000 as compared to $526,000 for the three month period ended September 30, 2022.

S,G&A was $2.3 million for the six month period ended September 30, 2023 as compared to $2.6 million for the six month period ended September 30, 2022, a decrease of $0.3 million or 14.2%. S,G&A, as a percentage of net revenues, was 53.3% for the six month period ended September 30, 2023 as compared to 78.1% for the six month period ended September 30, 2022. The Company benefitted from a decrease in legal fees of $613,000, a decrease in insurance expense of $50,000 and a decrease in rent expense of $26,000. Legal fees for the six month period ended September 30, 2023 were $225,000 as compared to $838,000 for the six month period ended September 30, 2022. Insurance expense for the six month period ended September 30, 2023 were $227,000 as compared to $277,000 for the six month period ended September 30, 2022. Rent expense for the six month period ended September 30, 2023 was $90,000 as compared to $116,000 for the six month period ended September 30, 2022. These reductions in S,G&A were partially offset by an increase in bad debt expense of $102,000 related to the termination of one the Company's new licensees in June 2023 and an increase in compensation costs of $87,000.

Settlement of litigation — Based on a judgement affirmation by the U.S. Court of Appeals for the Third Circuit, the Company recorded income of $3.1 million, which was the remaining balance of the advanced deposits as of September 30, 2023. See "Note 11 - Legal proceedings".

Interest income, net — Interest income, net, was $289,000 for the three month period ended September 30, 2023 as compared to $139,000 for the three month period ended September 30, 2022, an increase of $150,000. The increase was primarily due to higher average interest rates earned on the Company’s short term investments.

Interest income, net, was $583,000 for the six month period ended September 30, 2023 as compared to $189,000 for the six month period ended September 30, 2022, an increase of $394,000. The increase was primarily due to higher average interest rates earned on the Company’s short term investments.

Income from governmental assistance programs — For the three month periods ended September 30, 2023 and September 30, 2022 the Company recorded income of nil and approximately $8,000, respectively, under the ESS program. See “Note 10 – Governmental Assistance Programs”.

For the six month periods ended September 30, 2023 and September 30, 2022 the Company recorded income of nil and approximately $30,000, respectively, under the ESS program. See “Note 10 – Governmental Assistance Programs”.

Provision (benefit) for income taxes — For both of the three and six month periods ended September 30, 2023, the Company generated income and recorded income tax expense of $88,000. However the Company under the adoption of ASU 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” incurred non-income based state taxes of nil for both of the three month periods ended September 30, 2023 and September 30, 2022. For the six month periods ended September 30, 2023 and September 30, 2022, the Company incurred non-income based state taxes of $8,950 and $10,950, respectively, which are now reported as S,G &A. See “Note 5 – Income Taxes”.

Although the Company generated net losses during fiscal 2024 and fiscal 2023, it is unable to realize an income tax benefit due to valuation allowances recorded against its deferred tax assets.

Net income (loss)— As a result of the foregoing factors, the Company realized net income of $2,635,000 for the three month period ended September 30, 2023 as compared to a net loss of $153,000 for the three month period ended September 30, 2022.

As a result of the foregoing factors, the Company realized net income of $2,070,000 for the six month period ended September 30, 2023 as compared to a net loss of $1,230,000 for the six month period ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2023, the Company had cash and cash equivalents of approximately $20.9 million as compared to approximately $25.3 million at March 31, 2023. Cash and cash equivalents includes short term investments in deposits which were classified as cash equivalents of $20.1 million as of September 30, 2023 compared to $23.1 million of such deposits as of March 31, 2023. Working capital increased to $27.9 million at September 30, 2023 as compared to $26.4 million at March 31, 2023. The decrease in cash and cash equivalents of approximately $4.4 million was due to a decrease in advanced deposits of $3.3 million, an increase in inventory of $1.9 million, an increase in accounts receivable of $0.7 million, a decrease in federal taxes payable of $0.3 million, an increase in right-of-use assets of $0.2 million and an increase in prepaid purchases of $0.1 million partially offset by the net income generated during the period of $2.1 million.

Cash Flows

Net cash used by operating activities was approximately $4.3 million for the six month period ended September 30, 2023, resulting from a decrease in advanced deposits of $3.3 million, an increase in inventory of $1.9 million, an increase in accounts receivable of $0.7 million, a decrease in federal taxes payable of $0.3 million and an increase in right-of-use assets of $0.2 million partially offset by the net income generated during the period of $2.1 million.

Net cash used by investing activities was $0.1 million for the six month period ended September 30, 2023 due to additions to property and equipment.

Net cash used by financing activities was nil for the six month period ended September 30, 2023.

Sources and Uses of Funds

The Company’s principal existing sources of cash are generated from operations and its existing short-term deposits. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2023, the Company did not have any off-balance sheet arrangements as defined under the rules of the SEC.

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

Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses” (Issued June 2016)

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses” to introduce new guidance for the accounting for credit losses on instruments within its scope. ASU 2016-13 requires among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2022. The adoption of ASU 2016-13 had no material impacts on the Company's financial statements.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2023, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Christopher W. Ho
Date: November 14, 2023	Christopher W. Ho
Chief Executive Officer (Principal Executive Officer)

/s/ Richard Li
Date: November 14, 2023	Richard Li
Chief Financial Officer (Principal Financial and Accounting Officer)