Form 10-Q
period 2023-12-31
EMERSON RADIO CORP
filed 2024-02-20
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate the number of shares outstanding of common stock as of February 20, 2024: 21,042,652.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company recently engaged a new independent registered public accounting firm and such firm has not yet completed its review of the unaudited interim consolidated financial statements as of, and for the three and nine months ended December 31, 2023 presented in this Quarterly Report on Form 10-Q, in accordance with Public Company Accounting Oversight Board Auditing Standard 4105, Reviews of Interim Financial Information. Accordingly, this Quarterly Report on Form 10-Q is considered substantially deficient and the Company is no longer considered to be timely or current in its filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Once the registered public accounting firm has completed its review of the financial statements in this Quarterly Report on Form 10-Q, the Company plans to remediate the deficiency by filing an appropriate amendment to this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”).

While this Quarterly Report on Form 10-Q does not comply with the requirements of Regulation S-X, and should not be interpreted to be a substitute for the review that would normally occur by the Company’s independent registered public accounting firm, the Company’s management believes that the interim financial information presented herein fairly presents, in all material respects, the financial condition and results of operations of the Company as of the end of and for the referenced periods. Except for the absence of this review of the unaudited interim financial information discussed above, this Quarterly Report on Form 10-Q fully complies with the requirements of the Exchange Act and the Company believes it is prudent to file this Quarterly Report on Form 10-Q with the SEC in spite of the current circumstances to provide the financial and other information set forth therein to its stockholders and other interested parties.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(Not Reviewed)		(Not Reviewed)
Net revenues:
Net product sales	$2,599	$1,704	$6,745	$4,335
Licensing revenue	23	123	124	271
Royalty income	—	105	—	700
Net revenues	2,622	1,932	6,869	5,306
Costs and expenses:
Cost of sales	2,144	1,361	5,654	3,549
Selling, general and administrative expenses	1,202	1,051	3,464	3,686
Total costs and expenses	3,346	2,412	9,118	7,235
Operating loss	(724)	(480)	(2,249)	(1,929)
Other income:
Settlement of litigation	—	—	3,100	—
Interest income, net	289	235	872	424
Income from governmental assistance programs	—	4	—	34
Income (loss) before income taxes	(435)	(241)	1,723	(1,471)
Provision for income tax expense	(14)	—	74	—
Net income (loss)	(421)	(241)	1,649	(1,471)
Basic income (loss) per share	$(0.02)	$(0.01)	$0.08	$(0.07)
Diluted income (loss) per share	$(0.02)	$(0.01)	$0.08	$(0.07)
Weighted average shares outstanding
Basic	21,042,652	21,042,652	21,042,652	21,042,652
Diluted	21,042,652	21,042,652	21,042,652	21,042,652

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	December 31, 2023	March 31, 2023
	(Not Reviewed)
ASSETS
Current Assets:
Cash and cash equivalents	$3,637	$25,268
Short term investments	18,505	—
Accounts receivable, net	1,087	1,165
Licensing receivable	228	245
Inventory	5,761	3,813
Prepaid purchases	137	247
Prepaid expenses and other current assets	364	357
Total Current Assets	29,719	31,095
Non-Current Assets:
Property and equipment, net	91	1
Right-of-use asset-operating leases	327	200
Right-of-use asset-finance leases	1	1
Other assets	84	74
Total Non-Current Assets	503	276
Total Assets	$30,222	$31,371
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	1,287	641
Due to affiliate	1	1
Short-term operating lease liability	128	139
Short-term finance lease liability	1	1
Income tax payable, current portion	609	401
Advanced deposits	—	3,316
Deferred revenue	212	149
Total Current Liabilities	2,238	4,648
Non-Current Liabilities:
Long-term operating lease liability	208	62
Long-term finance lease liability	—	—
Income tax payable	668	1,202
Total Non-Current Liabilities	876	1,264
Total Liabilities	$3,114	$5,912
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at December 31, 2023 and March 31, 2023, respectively; 21,042,652 shares outstanding at December 31, 2023 and March 31, 2023, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(23,322)	(24,971)
Treasury stock, at cost (31,923,145 shares at December 31, 2023 and March 31, 2023, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	27,108	25,459
Total Liabilities and Shareholders’ Equity	$30,222	$31,371

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities:	(Not Reviewed)
Net income (loss)	$1,649	$(1,471)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Amortization of right-of-use assets	121	159
Depreciation and amortization	17	—
Asset valuation allowance	64	39
Changes in assets and liabilities:
Accounts receivable	14	328
Licensing receivable	17	(191)
Inventory	(1,948)	(233)
Prepaid purchases	110	(503)
Prepaid expenses and other current assets	(7)	136
Other assets	(10)	—
Accounts payable and other current liabilities	646	(244)
Right of use assets-operating	(248)	—
Short term lease liabilities	(11)	(66)
Long term lease liabilities	146	(104)
Due to affiliate	—	1
Income taxes payable	(326)	(205)
Advanced deposits	(3,316)	4,100
Deferred revenue	63	(28)
Net cash (used) provided by operating activities	(3,019)	1,718
Cash Flows From Investing Activities:
Purchases of investments	(18,505)	—
Additions to property and equipment	(107)	—
Disposals of property and equipment	—	—
Net cash (used) by investing activities	(18,612)	—
Cash Flows from Financing Activities:
	—	—
Net cash provided by financing activities	—	—
Net (decrease) increase in cash and cash equivalents	(21,631)	1,718
Cash and cash equivalents at beginning of the year	25,268	25,576
Cash and cash equivalents at end of the year	$3,637	$27,294
Supplemental disclosures:
Cash paid for:
Interest	$4	$8
Income taxes	$401	$205

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2023	$3,310	52,965,797	$529	$79,792	$(24,971)	$(33,201)	$25,459
Net income	—	—	—	—	1,649	—	1,649
Balance — December 31, 2023	$3,310	52,965,797	$529	$79,792	$(23,322)	$(33,201)	$27,108

(Not Reviewed)

		Common Stock		Additional			Total
	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	Stock	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2022	$3,310	52,965,797	$529	$79,792	$(23,611)	$(33,201)	$26,819
Net loss	—	—	—	—	(1,471)	—	(1,471)
Balance — December 31, 2022	$3,310	52,965,797	$529	$79,792	$(25,082)	$(33,201)	$25,348

(Not Reviewed)

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and Not Reviewed)

NOTE 1 — BACKGROUND AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Emerson Radio Corp. and its subsidiaries (“Emerson” or the “Company”). The Company designs, sources, imports and markets certain houseware and consumer electronic products, and licenses the Company’s trademarks for a variety of products.

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of  December 31, 2023 and the results of operations for the three and nine month periods ended December 31, 2023 and December 31, 2022. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended  March 31, 2023 (“fiscal 2023”), included in the Company’s Annual Report on Form 10-K, as amended, for fiscal 2023.

The results of operations for the three and nine month periods ended December 31, 2023 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending March 31, 2024 (“fiscal 2024”).

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022

Numerator:
Net income (loss)	$(421)	$(241)	$1,649	$(1,471)
Denominator:
Denominator for basic and diluted income (loss) per share — weighted average shares	21,042,652	21,042,652	21,042,652	21,042,652
Net income (loss) per share:
Basic and diluted income (loss) per share	$(0.02)	$(0.01)	$0.08	$(0.07)

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at December 31, 2023 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At December 31, 2023, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of December 31, 2023 and March 31, 2023, inventories consisted of the following (in thousands):

	December 31, 2023	March 31, 2023
Finished goods	$5,761	$3,813

NOTE 5 — INCOME TAXES

At December 31, 2023, the Company had $14.0 million of U.S. federal net operating loss (“NOL”) carry forwards. These losses do not expire but are limited to utilization of 80% of taxable income in any one year. At December 31, 2023, the Company had approximately $16.1 million of U.S. state NOL carry forwards. The tax benefits related to these state NOL carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

The income of foreign subsidiaries before taxes was $293,000 for the three month period ended December 31, 2023 as compared to income of foreign subsidiaries before taxes of $247,000 for the three month period ended December 31, 2022. The income of foreign subsidiaries before taxes was $892,000 for the nine month period ended December 31, 2023 as compared to income of foreign subsidiaries before taxes of $489,000 for the nine month period ended December 31, 2022.

The Company analyzed the future reasonability of recognizing its deferred tax assets at December 31, 2023. As a result, the Company concluded that a 100% valuation allowance of approximately $4,287,000 would be recorded against the assets.

The Company recorded an income tax benefit of $14,000 and income tax expense of $74,000, respectively, during the three and nine month periods ended December 31, 2023. During the three and nine month periods ended December 31, 2022, the Company recorded income tax expense of nil and $10,950, respectively, primarily resulting from state income taxes. After the adoption of ASU 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes”during fiscal 2022, these non-income based state taxes are now reported within selling, general and administrative expenses.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of December 31, 2023, the Company’s open tax years for examination for U.S. federal tax are 2018-2023, and for U.S. states’ tax are 2017-2023. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

As of December 31, 2023, the Company is asserting under ASC 740-30 that all of the unremitted earnings of its foreign subsidiaries are indefinitely invested. The Company evaluates this assertion each period based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S.

As of December 31, 2023 and March 31, 2023, the Company had a federal tax liability of approximately $1,202,000 and $1,603,000, respectively, related to the repatriation of the Company’s undistributed earnings of its foreign subsidiaries as required by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). As of December 31, 2023 and March 31, 2023, the Company’s short term portion was approximately $534,000 and $401,000, respectively, and the long term portion was approximately $668,000 and $1,202,000, respectively.

The liability is payable over 8 years. The first five installments are each equal to 8%, the sixth is equal to 15%, the seventh is equal to 20% and the final installment is equal to 25% of the liability. As of December 31, 2023, the Company has paid six of the eight installments. Each installment must be remitted on or before July 15th of the year in which such installment is due. On July 12, 2023, the Company paid its sixth installment of approximately $401,000.

In addition to the federal tax liabilities recorded under the Tax Act mentioned above, the Company incurred approximately $74,000 of additional federal tax liabilities resulting from the net income generated during the nine months ended December 31, 2023. Under the Tax Act, the Company was limited to 80% utilization of NOLs against taxable income in any one year. This limitation generated the additional $74,000 of federal tax liabilities as of December 31, 2023.

NOTE 6 — RELATED PARTY TRANSACTIONS

From time to time, Emerson engages in business transactions with its controlling shareholder, Nimble Holdings Company Limited (“Nimble”), formerly known as The Grande Holdings Limited (“Grande”), and one or more of Nimble’s direct and indirect subsidiaries, or with entities related to the Company’s Chief Executive Officer. Set forth below is a summary of such transactions.

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the SEC on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of December 31, 2023. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

Related Party Transactions

Charges of rental and utility fees on office space in Hong Kong

During the three and nine month periods ended December 31, 2023, the Company was billed approximately $40,000 and $119,000, respectively, for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board of Directors. As of December 31, 2023 the Company owed approximately $1,000 to VACL related to these charges.

NOTE 7 — SHORT TERM DEPOSITS AND INVESTMENTS

As of December 31, 2023 and March 31, 2023, the Company held $2.7 million and $23.1 million, respectively, in term deposits. Such term deposits had maturity dates of 90 days or less and, as a result, were classified as cash equivalents. As of December 31, 2023 and March 31, 2023, the Company held $18.5 million and nil, respectively, in short term investments which had maturity dates greater than 90 days.

NOTE 8 — CONCENTRATION RISK

Customer Concentration

For the three month period ended December 31, 2023, the Company’s two largest customers accounted for approximately 84% of the Company’s net revenues, of which Walmart accounted for approximately 65% and Amazon accounted for approximately 19%. No other customer accounted for greater than 10% of the Company's net revenues during the period.

For the nine month period ended December 31, 2023, the Company’s three largest customers accounted for approximately 89% of the Company’s net revenues, of which Walmart accounted for approximately 58%, Amazon accounted for approximately 21% and Fred Meyer accounted for approximately 10%. No other customer accounted for greater than 10% of the Company's net revenues during the period.

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

Product Concentration

For the three and nine month periods ended December 31, 2023, the Company’s gross product sales included microwave ovens, which generated approximately 22% and 28%, respectively, of the Company’s gross product sales and audio products, which generated approximately 76% and 70%, respectively, of the Company’s gross product sales. No other products accounted for greater than 10% of the Company's gross product sales during the period.

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

  Concentrations of Credit Risk

As a percentage of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top three customers accounted for approximately 48%, 20% and 15%, respectively, as of December 31, 2023. No other customers accounted for greater than 10% of the Company's total trade accounts receivable, net of specific reserves, as of such date. As a percentage of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top three customers accounted for approximately 43%, 35% and 11%, respectively, as of March 31, 2023. No other customers accounted for greater than 10% of the Company's total trade accounts receivable, net of specific reserves, as of such date. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash and restricted cash balances on deposit in the U.S. as of December 31, 2023 and March 31, 2023 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash, cash equivalents and restricted cash balances in excess of these FDIC-insured limits were approximately $3.4 million and approximately $25.0 million at December 31, 2023 and March 31, 2023, respectively.

Supplier Concentration

During the three month period ended December 31, 2023, the Company procured approximately 86% of its products for resale from its three largest factory suppliers, of which approximately 37% was supplied by its largest supplier and approximately 28% and 21%, respectively, by the other two suppliers. During the three month period ended December 31, 2022, the Company procured approximately 95% of its products for resale from its two largest factory suppliers, of which approximately 74% was supplied by its largest supplier and approximately 21% by another supplier. No other suppliers accounted for greater than 10% for either three month periods ended December 31, 2023 or  December 31, 2022.

During the nine month period ended December 31, 2023, the Company procured approximately 93% of its products for resale from its four largest factory suppliers, of which approximately 29% was supplied by its largest supplier and approximately 26%, 23% and 15%, respectively, by the other three suppliers. During the nine month period ended December 31, 2022, the Company procured approximately 99% of its products for resale from its two largest factory suppliers, of which approximately 71% was supplied by its largest supplier and approximately 28% by another supplier. No other suppliers accounted for greater than 10% for either nine month periods ended December 31, 2023 or  December 31, 2022.

NOTE 9 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of six to sixty months. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during the quarter ended December 31, 2023 to indicate that a reassessment or re-measurement of the Company’s existing leases was required.

As of December 31, 2023, the Company’s current operating lease liabilities and finance lease liabilities were $128,000 and $1,000, respectively and its non-current operating lease liabilities and finance lease liabilities were $208,000 and nil, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of December 31, 2023 was $327,000 and $1,000, respectively.

The components of lease costs, which were included in operating expenses in the Company’s condensed consolidated statements of operations, were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Lease cost
Operating lease cost	$52	$60	$141	$185

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	43	62	123	187

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	248	—
Finance leases	—	—	—	—

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of December 31, 2023	As of December 31, 2022
Operating leases	44.7	18.8
Finance leases	5.2	17.2

Weighted average discount rate
Operating leases	9.58%	7.50%
Finance leases	7.50%	7.50%

As of  December 31, 2023 the maturities of lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases

2024	$52	$1
2025	116	—
2026	54	—
2027	66	—
Thereafter	52	—
Total lease payments	$340	$1
Less: Imputed interest	(4)	—
Total	$336	$1

NOTE 10 — GOVERNMENTAL ASSISTANCE PROGRAMS

During the three month periods ended December 31, 2023 and December 31, 2022, the Company’s Hong Kong subsidiary recorded income of nil and $4,000, respectively, under the governmental program called the Employment Support Scheme (“ESS”). During the nine month periods ended December 31, 2023 and December 31, 2022, the Company’s Hong Kong subsidiary recorded income of nil and $34,000, respectively, under the ESS program. The proceeds were required to be used for payroll expenses and the Company was subject to government-appointed random reviews to verify the information submitted by the applicant.

The income realized from the amount granted under the ESS program is presented as Other Income under the description called “Income from governmental assistance programs” in the Consolidated Statements of Operations.

NOTE 11 — LEGAL PROCEEDINGS

On April 19, 2022, the U.S. District Court for the District of Delaware (the "District Court") granted judgment in favor of the Company in its trademark infringement lawsuit against air conditioning and heating products provider Emerson Quiet Kool and wholesaler Home Easy (the “Defendants”). Among other things, the District Court's order included an injunction prohibiting Defendants’ distribution, manufacturing, and sales of EMERSON QUIET KOOL branded products or use of that trademark and directed the U.S. Patent and Trademark Office to cancel Defendants’ trademark registration for the EMERSON QUIET KOOL trademark and prohibited Defendants from attempting to register that mark or any other confusingly similar mark in the future. The judgment also awards $6.5 million to the Company. The Defendants, through a third party, made certain payments to the Company, including certain advances towards a portion of their liability. Those amounts were previously reflected as advanced deposits in the Consolidated Balance Sheets. The aggregate amount of the payments is $4.1 million, which has been reduced by approximately $784,000 for legal fees incurred in fiscal 2023 and approximately $216,000 for legal fees incurred in fiscal 2024, in pursuit of the advanced deposits. Separately, on July 11, 2023, the U.S. Court of Appeals for the Third Circuit affirmed the District Court's judgment against the Defendants. On September 29, 2023, the District Court granted the Company’s request for final judgement including approximately $3.16 million in legal fees and $700,000 in enhanced damages, along with the prospect of additional damages due to Defendants’ alleged contempt of court. The Company is pursuing all available remedies against the Defendants and those acting in concert with them. There is no guarantee that the Company will be able to collect the entire judgment or that any negotiated resolution regarding these matters will ever be agreed among the parties or, if agreed, how soon the parties might be able to do so. Due to the legal judgement having been affirmed as stated above, the Company released the balance of the advanced deposits of approximately $3,100,000, to other income during the quarter ended September 30, 2023.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through the Company’s use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

●	the Company’s ability to generate sufficient revenue to achieve and maintain profitability;

●	the Company’s ability to obtain new customers and retain key existing customers, including the Company’s ability to maintain purchase volumes of the Company’s products by its key customers;

●	the Company’s ability to obtain new licensees and distribution relationships and maintain relationships with its existing licensees and distributors;

●	the Company’s ability to resist price increases from its suppliers or pass through such increases to its customers;

●	changes in consumer spending for retail products, such as the Company’s products, and in consumer practices, including sales over the Internet;

●	the Company’s ability to maintain effective internal controls or compliance by its personnel with such internal controls;

●	the Company’s ability to successfully manage its operating cash flows to fund its operations;

●	the Company’s ability to anticipate market trends, enhance existing products or achieve market acceptance of new products;

●	the Company’s ability to accurately forecast consumer demand and adequately manage inventory;

●	the Company’s dependence on a limited number of suppliers for its components and raw materials;

●	the Company’s dependence on third party manufacturers to manufacture and deliver its products;

●	increases in shipping costs for the Company’s products or other service issues with the Company’s third-party shippers;

●	the Company’s dependence on a third party logistics provider for the storage and distribution of its products in the United States;

●	the ability of third party sales representatives to adequately promote, market and sell the Company’s products;

●	the Company’s ability to maintain, protect and enhance its intellectual property;

●	the effects of competition;

●	the Company’s ability to distribute its products in a timely fashion, including the impact of labor disputes, public health threats and social unrest, if any;

●	evolving cybersecurity threats to the Company’s information technology systems or those of its customers or suppliers;

●	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;

●	changes in accounting policies, rules and practices;

●	changes in tax rules and regulations or interpretations;

●	changes in U.S. and foreign trade regulations and tariffs, including potential increases of tariffs on goods imported into the U.S., and uncertainty regarding the same;

●	limited access to financing or increased cost of financing;

●	the effects of currency fluctuations between the U.S. dollar and Chinese renminbi and increases in costs of production in China; and

●	the other factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2023 and other filings with the SEC.

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

Results of Operations

The following table summarizes certain financial information for the three and nine month periods ended December 31, 2023 (fiscal 2024) and December 31, 2022 (fiscal 2023) (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net product sales	$2,599	$1,704	$6,745	$4,335
Licensing revenue	23	123	124	271
Royalty income	—	105	—	700
Net revenues	2,622	1,932	6,869	5,306
Cost of sales	2,144	1,361	5,654	3,549
Selling, general and administrative expenses	1,202	1,051	3,464	3,686
Operating loss	(724)	(480)	(2,249)	(1,929)
Settlement of litigation	—	—	3,100	—
Interest income, net	289	235	872	424
Income from governmental assistance programs	—	4	—	34
Income (loss) before income taxes	(435)	(241)	1,723	(1,471)
Provision for income taxes	(14)	—	74	—
Net income (loss)	$(421)	$(241)	$1,649	$(1,471)

Net product sales — Net product sales for the three month period ended December 31, 2023 were $2.6 million as compared to $1.7 million for the three month period ended December 31, 2022, an increase of $0.9 million, or 52.5%. The Company’s sales during the three month periods ended December 31, 2023 and December 31, 2022 were highly concentrated among the Company’s two largest customers – Wal-Mart and Amazon – comprising in the aggregate approximately 85% and 95%, respectively, of the Company’s total net product sales for such periods.

Net product sales for the nine month period ended December 31, 2023 were $6.7 million as compared to $4.3 million for the nine month period ended December 31, 2022, an increase of $2.4 million, or 55.6%. The Company’s sales during the nine month periods ended December 31, 2023 and December 31, 2022 were highly concentrated among the Company’s three largest customers – Wal-Mart, Amazon and Fred Meyer – comprising in the aggregate approximately 91% of the Company’s total net product sales for both periods.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $3,000 and $10,000 for the three month periods ended December 31, 2023 and December 31, 2022, respectively, and by approximately $9,000 and $15,000 for the nine month periods ended December 31, 2023 and December 31, 2022, respectively. The major elements which contributed to the overall increase in net product sales were as follows:

i)    Houseware products:      Net sales increased $0.4 million, or 313.4%, to $0.6 million for the three month period ended December 31, 2023 as compared to $0.2 million for the three month period ended December 31, 2022, driven by increased net sales of microwave ovens and refrigerators. Net sales increased $0.9 million, or 89.9%, to $2.0 million for the nine month period ended December 31, 2023 as compared to $1.1 million for the nine month period ended December 31, 2022, driven by increased net sales of microwave ovens and refrigerators.

ii)   Audio products:              Net sales increased $0.4 million, or 27.4%, to $2.0 million for the three month period ended December 31, 2023 as compared to $1.6 million for the three month period ended December 31, 2022, resulting from increased net sales of clock radios. Net sales increased $1.4 million, or 44.4%, to $4.7 million for the nine month period ended December 31, 2023 as compared to $3.3 million for the nine month period ended December 31, 2022, resulting from increased net sales of clock radios.

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

Legal Proceedings — On April 19, 2022, the U.S. District Court for the District of Delaware (the "District Court") granted judgment in favor of the Company in its trademark infringement lawsuit against air conditioning and heating products provider Emerson Quiet Kool and wholesaler Home Easy (the “Defendants”). Among other things, the District Court’s order included an injunction prohibiting Defendants’ distribution, manufacturing, and sales of EMERSON QUIET KOOL branded products or use of that trademark and directed the U.S. Patent and Trademark Office to cancel Defendants’ trademark registration for the EMERSON QUIET KOOL trademark and prohibited Defendants from attempting to register that mark or any other confusingly similar mark in the future. The judgment also awards $6.5 million to the Company. The Defendants, through a third party, made certain payments to the Company, including certain advances towards a portion of their liability. Those amounts were previously reflected as advanced deposits in the Consolidated Balance Sheets. The aggregate amount of the payments is $4.1 million, which has been reduced by approximately $784,000 for legal fees incurred in fiscal 2023 and approximately $216,000 for legal fees incurred in fiscal 2024, in pursuit of the advanced deposits. Separately, on July 11, 2023, the U.S. Court of Appeals for the Third Circuit affirmed the District Court's judgment against the Defendants. On September 29, 2023, the District court granted the Company’s request for final judgement including approximately $3.16 million in legal fees and $700,000 in enhanced damages, along with the prospect of additional damages due to Defendants’ alleged contempt of court. The Company is pursuing all available remedies against the Defendants and those acting in concert with them. There is no guarantee that the Company will be able to collect the entire judgment or that any negotiated resolution regarding these matters will ever be agreed among the parties or, if agreed, how soon the parties might be able to do so. Due to the legal judgement having been affirmed as stated above, the Company has released the balance of the advanced deposits of approximately $3,100,000, to other income during the quarter ended September 30, 2023.

Licensing revenue — Licensing revenue for the three month period ended December 31, 2023 was $23,000 as compared to $123,000 for the three month period ended December 31, 2022, a decrease of $100,000, or 81.0%. Licensing revenue for the nine month period ended December 31, 2023 was $124,000 as compared to $271,000 for the nine month period ended December 31, 2022, a decrease of $147,000, or 54.2%. The decreases for the three and nine month periods ended December 31, 2023 were a result of an expiring license agreement on December 31, 2022.

Royalty income — Royalty income for the three month periods ended December 31, 2023 and December 31, 2022 were nil and $105,000, respectively. Royalty income for the nine month periods ended December 31, 2023 and December 31, 2022 were nil and $700,000, respectively. The royalty income in the three and nine month periods ended December 31, 2022 was derived from sell-off agreements made with customers of Emerson Quiet Kool, which did not repeat during the three and nine month periods ended December 31, 2023.

Net revenues — Net revenues were $2.6 million for the three month period ended December 31, 2023 as compared to $1.9 million for the three month period ended December 31, 2022, an increase of $0.7 million, or 35.7%. The increase in net revenues can be attributed to the introduction of new models to the marketplace as well as increased demand from the Company's key customers.

Net revenues were $6.9 million for the nine month period ended December 31, 2023 as compared to $5.3 million for the nine month period ended December 31, 2022, an increase of $1.6 million, or 29.5%. The increase in net revenues can be attributed to the introduction of new models to the marketplace as well as increased demand from the Company's key customers.

Cost of sales — Cost of sales increased $0.8 million, or 57.5% to $2.1 million for the three month period ended December 31, 2023 as compared to $1.3 million for the three month period ended December 31, 2022. The increase in absolute terms for the three month period ended December 31, 2023 as compared to the three month period ended December 31, 2022 was primarily related to an increase in net product sales and by higher year-over-year gross cost of sales as a percentage of gross sales.

Cost of sales increased $2.1 million, or 59.3% to $5.7 million for the nine month period ended December 31, 2023 as compared to $3.6 million for the nine month period ended December 31, 2022. The increase in absolute terms for the nine month period ended December 31, 2023 as compared to the nine month period ended December 31, 2022 was primarily related to an increase in net product sales and by higher year-over-year gross cost of sales as a percentage of gross sales.

Selling, general and administrative expenses (“S,G&A”) — S,G&A was $1.2 million for the three month period ended December 31, 2023 as compared to $1.1 million for the three month period ended December 31, 2022, an increase of $0.1 million or 14.4%. S,G&A, as a percentage of net revenues, was 45.8% for the three month period ended December 31, 2023 as compared to 54.4% for the three month period ended December 31, 2022. Compensation costs increased by $69,000, legal fees increased by $68,000 and audit fees increased by $28,000 for the three month period ended December 31, 2023 as compared to the three month period ended December 31, 2022. Compensation costs for the three month period ended December 31, 2023 were $558,000 as compared to $489,000 for the three month period ended December 31, 2022. Legal fees for the three month period ended December 31, 2023 were $236,000 as compared to $168,000 for the three month period ended December 31, 2022. Audit fees for the three month period ended December 31, 2023 were $53,000 as compared to $25,000 for the three month period ended December 31, 2022.

S,G&A was $3.5 million for the nine month period ended December 31, 2023 as compared to $3.7 million for the nine month period ended December 31, 2022, a decrease of $0.2 million or 6.0%. S,G&A, as a percentage of net revenues, was 50.4% for the nine month period ended December 31, 2023 as compared to 69.5% for the nine month period ended December 31, 2022. The Company benefitted from a decrease in legal fees of $546,000, a decrease in insurance expense of $31,000 and a decrease in rent expense of $32,000 for the nine month period ended December 31, 2023 as compared to the nine month period ended December 31, 2022. These reductions were offset by an increase in compensation costs of $156,000, additional advertising costs of $50,000, travel and entertainment fees of $21,000, auditing fees of $28,000 and bad debt expense of $73,000 for the nine month period ended December 31, 2023. as compared to the nine month period ended December 31, 2022. Legal fees for the nine month period ended December 31, 2023 were $461,000 as compared to $1,007,000 for the nine month period ended December 31, 2022. Insurance expense for the nine month period ended December 31, 2023 was $357,000 as compared to $388,000 for the nine month period ended December 31, 2022. Rent expense for the nine month period ended December 31, 2023 was $142,000 as compared to $174,000 for the nine month period ended December 31, 2022. Compensation costs for the nine month period ended December 31, 2023 were $1,680,000 as compared to $1,524,000 for the nine month period ended December 31, 2022.

Settlement of litigation — Based on a judgement affirmation by the U.S. Court of Appeals for the Third Circuit, the Company recorded income of $3.1 million, which was the remaining balance of the advanced deposits as of September 30, 2023. See "Note 11 - Legal Proceedings".

Interest income, net — Interest income, net, was $289,000 for the three month period ended December 31, 2023 as compared to $235,000 for the three month period ended December 31, 2022, an increase of $54,000. The increase was primarily due to higher average interest rates earned on the Company’s short term investments.

Interest income, net, was $872,000 for the nine month period ended December 31, 2023 as compared to $424,000 for the nine month period ended December 31, 2022, an increase of $448,000. The increase was primarily due to higher average interest rates earned on the Company’s short term investments.

Income from governmental assistance programs — For the three month periods ended December 31, 2023 and December 31, 2022, the Company recorded income of nil and approximately $4,000, respectively, under the ESS program. See “Note 10 – Governmental Assistance Programs”.

For the nine month periods ended December 31, 2023 and December 31, 2022, the Company recorded income of nil and approximately $34,000, respectively, under the ESS program. See “Note 10 – Governmental Assistance Programs”.

(Benefit) provision for income taxes — For the three and nine month periods ended December 31, 2023, the Company recorded an income benefit of $14,000 and income tax expense of $74,000, respectively. For the quarter ended September 30, 2023, the Company estimated its income tax expense to be approximately $88,000 based on the income generated during that period. That estimate has been reduced by $14,000 and is now estimated to be $74,000 for the nine months ended December 31, 2023. The Company under the adoption of ASU 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” incurred non-income based state taxes of nil for both of the three month periods ended December 31, 2023 and December 31, 2022. For the nine month periods ended December 31, 2023 and December 31, 2022, the Company incurred non-income based state taxes of $8,650 and $10,950, respectively, which are now reported as S,G &A. See “Note 5 – Income Taxes”.

Although the Company generated net income during the nine months ended December 31, 2023, it has yet to demonstrate the ability to generate net income on a sustained basis in order to realize its deferred tax assets. Therefore, the Company is obligated to record a 100% valuation allowance against the deferred tax assets.

Net (loss) income — As a result of the foregoing factors, the Company realized a net loss of $421,000 for the three month period ended December 31, 2023 as compared to a net loss of $241,000 for the three month period ended December 31, 2022.

The Company realized net income of $1,649,000 for the nine month period ended December 31, 2023 as compared to a net loss of $1,471,000 for the nine month period ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2023, the Company had cash and cash equivalents of approximately $3.6 million as compared to approximately $25.3 million at March 31, 2023. Cash and cash equivalents includes short term investments in deposits which were classified as cash equivalents of $2.7 million as of December 31, 2023 compared to $23.1 million of such deposits as of March 31, 2023. Working capital increased to $27.5 million at December 31, 2023 as compared to $26.4 million at March 31, 2023. The decrease in cash and cash equivalents of approximately $21.6 million was due to an increase in short term deposits of $18.5 million, a decrease in advanced deposits of $3.3 million, an increase in inventory of $1.9 million and a decrease in long-term federal taxes payable of $0.5 million partially offset by the net income generated during the period of $1.6 million, an increase in accounts payable and other current liabilities of $0.6 million, an increase in short-term federal income taxes payable of $0.2 million and an increase in long-term operating lease liabilities of $0.2 million.

Cash Flows

Net cash used by operating activities was approximately $3.0 million for the nine month period ended December 31, 2023, resulting from a decrease in advanced deposits of $3.3 million, an increase in inventory of $1.9 million and a decrease in federal taxes payable of $0.3 million partially offset by the net income generated during the period of $1.6 million, an increase in accounts payable and other current liabilities of $0.6 million, an increase in long-term operating lease liabilities of $0.2 million and an increase in right-of-use assets of $0.1 million.

Net cash used by investing activities was $18.6 million for the nine month period ended December 31, 2023 due to purchases of short-term investments of $18.5 million and additions to property and equipment of $0.1 million.

Net cash used by financing activities was nil for the nine month period ended December 31, 2023.

Sources and Uses of Funds

The Company’s principal existing sources of cash are generated from operations and its existing short-term deposits. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2023, the Company did not have any off-balance sheet arrangements as defined under the rules of the SEC.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2023, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

(a) None

(b) None

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

(a) None

(b) None

(c) None

Item 6. Exhibits.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Christopher W. Ho
Date: February 20, 2024	Christopher W. Ho
Chief Executive Officer (Principal Executive Officer)

/s/ Richard Li
Date: February 20, 2024	Richard Li
Chief Financial Officer (Principal Financial and Accounting Officer)