Form 10-Q/A
period 2023-12-31
EMERSON RADIO CORP
filed 2024-06-26
CIK 32621

UNITED STATES

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

Indicate the number of shares outstanding of common stock as of June 26, 2024: 21,042,652.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Emerson Radio Corp. (the “Company”) for the quarterly period ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2023, is being filed to reflect the completion by the Company’s new independent registered public accounting firm of its review of the Company’s unaudited interim consolidated financial statements as of, and for the three and nine months ended December 31, 2023 presented in this Quarterly Report on Form 10-Q, in accordance with Public Company Accounting Oversight Board Auditing Standard 4105, Reviews of Interim Financial Information.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

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

The accompanying notes are an integral part of the condensed consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	December 31, 2023	March 31, 2023
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$3,637	$25,268
Short term investments	18,505	—
Accounts receivable, net	1,087	1,165
Licensing receivable	228	245
Inventory	5,761	3,813
Prepaid purchases	137	247
Prepaid expenses and other current assets	364	357
Total Current Assets	29,719	31,095
Non-Current Assets:
Property and equipment, net	91	1
Right-of-use asset-operating leases	327	200
Right-of-use asset-finance leases	1	1
Other assets	84	74
Total Non-Current Assets	503	276
Total Assets	$30,222	$31,371
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	1,287	641
Due to affiliate	1	1
Short-term operating lease liability	128	139
Short-term finance lease liability	1	1
Income tax payable, current portion	609	401
Advanced deposits	—	3,316
Deferred revenue	212	149
Total Current Liabilities	2,238	4,648
Non-Current Liabilities:
Long-term operating lease liability	208	62
Income tax payable-deferred	668	1,202
Total Non-Current Liabilities	876	1,264
Total Liabilities	$3,114	$5,912
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at December 31, 2023 and March 31, 2023, respectively; 21,042,652 shares outstanding at December 31, 2023 and March 31, 2023, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(23,322)	(24,971)
Treasury stock, at cost (31,923,145 shares at December 31, 2023 and March 31, 2023, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	27,108	25,459
Total Liabilities and Shareholders’ Equity	$30,222	$31,371

The accompanying notes are an integral part of the condensed consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,649	$(1,471)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Non-cash lease expense	121	159
Depreciation and amortization	17	—
Changes in assets and liabilities:
Accounts receivable	78	367
Licensing receivable	17	(191)
Inventory	(1,948)	(233)
Prepaid purchases	110	(503)
Prepaid expenses and other current assets	(7)	136
Other assets	(10)	—
Accounts payable and other current liabilities	646	(244)
Right of use assets-operating	(248)	—
Short term lease liabilities	(11)	(66)
Long term lease liabilities	146	(104)
Due to affiliate	—	1
Income taxes payable	(326)	(205)
Advanced deposits	(3,316)	4,100
Deferred revenue	63	(28)
Net cash (used) provided by operating activities	(3,019)	1,718
Cash Flows From Investing Activities:
Purchases of investments	(18,505)	—
Additions to property and equipment	(107)	—
Net cash (used) by investing activities	(18,612)	—
Cash Flows from Financing Activities:
Net cash provided by financing activities	—	—
Net (decrease) increase in cash and cash equivalents	(21,631)	1,718
Cash and cash equivalents at beginning of the year	25,268	25,576
Cash and cash equivalents at end of the year	$3,637	$27,294
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$248	$—
Supplemental disclosures:
Cash paid for:
Interest	$4	$8
Income taxes	$401	$205

The accompanying notes are an integral part of the condensed consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Additional			Total
	Number	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	of Shares	Value	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2023	3,677	$3,310	52,965,797	$529	$79,792	$(24,971)	$(33,201)	$25,459
Net income	—	—	—	—	—	1,649	—	1,649
Balance — December 31, 2023	3,677	$3,310	52,965,797	$529	$79,792	$(23,322)	$(33,201)	$27,108

	Preferred Stock		Common Stock		Additional			Total
	Number	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	of Shares	Value	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2022	3,677	$3,310	52,965,797	$529	$79,792	$(23,611)	$(33,201)	$26,819
Net loss	—	—	—	—	—	(1,471)	—	(1,471)
Balance — December 31, 2022	3,677	$3,310	52,965,797	$529	$79,792	$(25,082)	$(33,201)	$25,348

The accompanying notes are an integral part of the condensed consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BACKGROUND AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Emerson Radio Corp. and its subsidiaries (“Emerson” or the “Company”). The Company designs, sources, imports and markets certain houseware and consumer electronic products, and licenses the Company’s trademarks for a variety of products.

The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of  December 31, 2023 and the results of operations for the three and nine month periods ended December 31, 2023 and December 31, 2022. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended  March 31, 2023 (“fiscal 2023”), included in the Company’s Annual Report on Form 10-K, as amended, for fiscal 2023.

The results of operations for the three and nine month periods ended December 31, 2023 are not necessarily indicative of the results of operations that may be expected for any other condensed period or for the full year ending March 31, 2024 (“fiscal 2024”).

Whenever necessary, reclassifications are made to conform the prior year’s consolidated financial statements to the current year’s presentation.

Recently Issued Accounting Pronouncements

The following Accounting Standards Update (“ASU”) was issued by the Financial Accounting Standards Board (“FASB”) which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates.

Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses” (Issued June 2016)

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses” to introduce new guidance for the accounting for credit losses on instruments within its scope. ASU 2016-13 requires among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years and condensed periods beginning after December 15, 2022. The adoption of ASU 2016-13 had no material impacts on the Company's financial statements.

Revenue recognition: Sales to customers and related cost of sales are primarily recognized at the point in time when control of goods transfers to the customer. The Company recognizes revenue at the time title passes to the customer as this is when the Company satisfies its performance obligation under the contracts with its customers. Control is considered to be transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of that good. Under the Direct Import Program, title passes in the country of origin when the goods are passed over the rail of the customer’s vessel. Under the Domestic Program, title passes primarily at the time of shipment. Estimates for future expected returns are based upon historical return rates and netted against revenues.

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

As disclosed in "Note 3 - Related Party Transactions", the Company's Hong Kong office space is being leased from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board. As of December 31, 2023, the current operating liability of this lease is approximately $98,000 and its non-current liability is nil. Its right-of-use asset value is approximately $97,000, as of December 31, 2023.

In  January 2023, the Company relocated its corporate headquarters to a temporary office space, while its new landlord built out the agreed-upon space. The Company was not obligated to pay rent while it resided in the temporary office space. The Company took possession of the completed space on July 1, 2023, which became the commencement date of a 66 month lease. The right-of-use asset value of this operating lease is approximately $248,000.

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

NOTE 12 — SUBSEQUENT EVENTS

As of the filing date of this Form 10-Q/A, there were no subsequent events to disclose.

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

Net revenues — Net revenues were $2.6 million for the three month period ended December 31, 2023 as compared to $1.9 million for the three month period ended December 31, 2022, an increase of $0.7 million, or 35.7%. The increase in net revenues can be attributed to the introduction of new models of the Company's products to the marketplace as well as increased demand from the Company's key customers.

Net revenues were $6.9 million for the nine month period ended December 31, 2023 as compared to $5.3 million for the nine month period ended December 31, 2022, an increase of $1.6 million, or 29.5%. The increase in net revenues can be attributed to the introduction of new models of the Company's products to the marketplace as well as increased demand from the Company's key customers.

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

Recently Issued Accounting Pronouncements

The following ASU was issued by the FASB which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates.

Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses” (Issued June 2016)

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses” to introduce new guidance for the accounting for credit losses on instruments within its scope. ASU 2016-13 requires among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years and condensed periods beginning after December 15, 2022. The adoption of ASU 2016-13 had no material impacts on the Company's financial statements.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Christopher W. Ho
Date: June 26, 2024	Christopher W. Ho
Chief Executive Officer (Principal Executive Officer)

/s/ Richard Li
Date: June 26, 2024	Richard Li
Chief Financial Officer (Principal Financial and Accounting Officer)