Form 10-K
period 2024-03-31
EMERSON RADIO CORP
filed 2024-06-27
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended March 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
		Smaller reporting company	☒
Non-accelerated filer	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No. ☒

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 30, 2023 (computed by reference to the last reported sale price of the Common Stock on the NYSE American on such date): $3,305,640.

Number of Common Shares outstanding at June 27, 2024: 21,042,652

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Auditor Firm Id: 606 Auditor Name: Grassi & Co., CPAs, P.C. Auditor Location: Jericho, NY, USA

PART I

Forward-Looking Information

This report contains forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company’s control, and which may cause its actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through the use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

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

Products

The Company’s current product categories, which include licensed products, consist primarily of the following:

Houseware Products	Audio Products	Other

Microwave Ovens	Clock Radios	Televisions

Compact Refrigerators	Bluetooth Speakers	Security Products

Toaster Ovens	Karaoke Machines	Massagers

Wireless Charging

Sales and Distribution

The Company markets its products exclusively in the United States and Mexico, primarily through mass merchandisers and online marketplaces.

During the fiscal year ended March 31, 2024 (“fiscal 2024”), Walmart Inc. ("Walmart") accounted for approximately 53%, Amazon.com Inc. ("Amazon") accounted for approximately 20%, and Fred Meyer accounted for approximately 10% of the Company’s net revenues. During the fiscal year ended March 31, 2023 (“fiscal 2023”), Walmart accounted for approximately 42%, Amazon accounted for approximately 23%, and Fred Meyer accounted for approximately 12% of the Company’s net revenues. No other customer accounted for more than 10% of net revenues in either period. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Walmart, Chedraui and Amazon accounted for approximately 34%, 30% and 25%, respectively, as of March 31, 2024. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Amazon, Walmart and Fred Meyer accounted for approximately 43%, 35% and 11%, respectively, as of March 31, 2023. No other customer accounted for more than 10% of the Company’s total trade accounts receivable, net of specific reserves, as of March 31, 2024 or March 31, 2023. Management believes that a loss, or a significant reduction, of sales to any of its key customers would have a material adverse effect on the Company’s business and results of operations.

Approximately 40% and 39% of the Company’s net revenues for fiscal years 2024 and 2023, respectively, were made through third-party sales representative organizations that receive sales commissions and work in conjunction with the Company’s own sales personnel. With the Company’s permission, third-party sales representative organizations may sell competitive products in addition to the Company’s products. In most instances, either party may terminate a sales representative relationship on 30 days prior notice by the Company and 90 days prior notice by the sales representative organization in accordance with customary industry practice. In fiscal 2024, the Company utilized 6 sales representative organizations, including one which represented approximately 30% of its net revenues. In fiscal 2023, the Company utilized 2 sales representative organizations, including one which represented approximately 38% of its net revenues. No other sales representative organization accounted for more than 10% of the Company’s net revenues in fiscal 2024 or fiscal 2023. The remainder of the Company’s sales are to customers that are serviced by its sales personnel. The loss or reduction of product sales made through third party sales representative organizations could have a material adverse effect on the Company’s business and results of operations. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.

The Company primarily sells product to customers from its United States warehoused inventory, which is referred to as the “Domestic Program”. Under the Domestic Program, title for product typically passes at the time of shipment. The Company’s direct import program (“Direct Import Program”) allows its customers to import and receive product directly from an export port in the country of manufacture outside the United States. Under the Direct Import Program, title for the Company’s product passes to the customer in the country of origin when the product is shipped by the Company’s subsidiary in China. Under both programs, the Company recognizes revenues at the time title passes to the customer as this is when the Company satisfies its performance obligation under the contracts with its customers. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During fiscal 2024 approximately 12% of the Company’s product sales were sold under the Direct Import Program. During fiscal 2023, approximately 16% of the Company’s product sales were sold under the Direct Import Program.

The Company also sells products through third party online marketplaces to broaden its brand reach. The Company’s website serves as an additional sales channel for products, and provides search capability, detailed product information, online merchant availability, demo videos and downloadable product specification sheets. The Company expects sales through online marketplaces to continue to be a growth initiative for its business.

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

Licensing Activities

The Company is currently party to two license agreements with third party licensees which allows the licensee to manufacture and/or sell various products bearing the Company’s trademarks into defined geographic areas. Such activities have historically had a positive impact on operating results by generating income with minimal incremental costs and without any working capital requirements. The Company has engaged each of Leveraged Marketing Corporation of America (“LMCA”) and Global Licensing Services Pte Limited (“GLSL”) as an agent to assist in identifying and procuring additional licensing opportunities. The Company protects its brand through careful license and product selection and control processes.

See Item 1A — “Risk Factors — Business, Operational and Strategic Risks — “The failure to obtain new licensees and distribution relationships or to maintain relationships with its existing licensees and distributors could materially and adversely affect the Company’s revenues, earnings and business.”

Design and Manufacturing

The Company’s products are manufactured by original equipment manufacturers in accordance with the Company’s specifications. During fiscal 2024 and 2023, 100% of the Company’s product purchases consisted of finished goods from foreign manufacturers located in the People’s Republic of China.

The Company’s design team is responsible for product development and works closely with suppliers and determines the cosmetic and other features for new products. Accordingly, the exterior designs and operating features of the products reflect the Company’s judgment, or that of its customers, of current styles and consumer preferences.

The following summarizes the Company’s purchases from its major product suppliers that accounted for more than 10% of the Company’s total product purchases in fiscal 2024 and 2023:

	Fiscal Year
Supplier	2024	2023
Welly (formerly Weili)	38%	—
Itoma	24%	75%
Maniway	17%	—
Midea	16%	20%
Total	95%	95%
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

Warranties

The Company offers limited warranties for its consumer electronics, comparable to those offered to consumers by the Company’s competitors in the United States. Such warranties typically consist of a one year period for microwave ovens and compact refrigerators and a 90 day period for audio products, under which the Company pays for labor and parts, or offers a new or similar unit in exchange for a non-performing unit.

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

Employees

As of June 14, 2024, the Company had 25 employees, comprised of 10 in the United States and 15 in China. None of the Company’s employees are represented by unions, and the Company believes its labor relations are good.

Available Information

The Company’s corporate website is located at www.emersonradio.com. The Company files reports and other information with the Securities and Exchange Commission ("SEC") pursuant to the information requirements of the Exchange Act. The Company makes available free of charge, on or through its website, the Company’s annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on the Company’s website is not part of this Annual Report on Form 10-K or any other report filed with the SEC. Readers may also read and copy any document the Company files at the SEC’s website at www.sec.gov.

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

Certain customers have historically made up a significant percentage of the Company’s product sales and net revenues. For fiscal 2024, Walmart, Amazon and Fred Meyer accounted for approximately 53%, 20% and 10%, respectively, of the Company’s net revenues. For fiscal 2023, Walmart, Amazon and Fred Meyer accounted for approximately 42%, 23% and 12%, respectively, of the Company’s net revenues. No other customer accounted for more than 10% of the Company’s net revenues during these periods. All customer purchases are made through individual purchase orders and the Company does not have any long-term supply contracts with its customers. Accordingly, sales from customers that have accounted for a significant portion of the Company’s net product sales and net revenues in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period, which has happened in the past and could happen in the future. Some of the Company’s key customers may also experience economic difficulties or otherwise default on their obligations to the Company. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of the Company’s key customers would cause a material and adverse change in the Company’s revenues and operating results.

The Company is dependent on a limited number of products for its sales.

The Company derives a substantial portion of its product revenues from a limited number of products, and the Company expects these products to continue to account for a large percentage of its product revenues in the near term. For the twelve months ended March 31, 2024, the Company’s gross product sales were comprised principally of two product types within two categories — housewares products and audio products. Microwave ovens, which product type is within the housewares category, generated approximately 33% of the Company’s gross product sales. Audio products generated approximately 66% of the Company’s gross product sales during fiscal 2024. For the twelve months ended March 31, 2023, the Company’s gross product sales were comprised principally of the same two product types within the same two categories — housewares products and audio products. Microwave ovens, which product type is within the housewares category, generated approximately 27% of the Company’s gross product sales.

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

A significant portion of the Company’s product sales are made through third party sales representative organizations, whose members are not employees of the Company. The Company’s level of sales depends on the effectiveness of these organizations, as well as the effectiveness of its own employees. Some of these third party representatives may sell (and do sell), with the Company’s permission, competitive products of third parties as well as the Company’s products. During fiscal 2024 and fiscal 2023, these organizations were responsible for approximately 40% and 39%, respectively, of the Company’s net revenues. In addition, in fiscal 2024 one of these representative organizations was responsible for approximately 30% of the Company’s net revenues and in fiscal 2023 one of these representative organizations was responsible for approximately 38% of the Company’s net revenues. If any of the Company’s third party sales representative organizations engaged by the Company, especially the Company’s largest, fails to adequately promote, market and sell its products, the Company’s revenues could be significantly decreased until a replacement organization or distributor could be retained by the Company, which has happened in the past and could happen in the future. The loss or reduction of product sales made through third party sales representative organizations could have a material adverse effect on the Company’s business and results of operations. Finding replacement organizations and distributors could be a time consuming process during which the Company’s revenues could be negatively impacted.

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

The Company does not have any long-term or exclusive purchase commitments with any of its suppliers. In fiscal 2024 the Company reduced its reliance on its largest supplier from approximately 75% to 38% of the Company’s purchases of products. The Company also increased its number of significant suppliers from 2 to 4, each of which supplied over 10% of the Company's purchased products. The Company’s failure to maintain existing relationships with its suppliers or to establish new relationships on similar pricing and credit terms in the future could negatively affect the Company’s ability to obtain products in a timely manner. If the Company is unable to obtain an ample supply of product from its existing suppliers or secure alternative sources of supply, it may be unable to satisfy its customers’ orders, which could materially and adversely affect the Company’s revenues and relationships with its customers. Finding replacement suppliers could be a time consuming process during which the Company’s revenues and liquidity could be negatively impacted.

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

The Company has also experienced increased transportation costs in the past due to global supply chain challenges, including the cost of ocean freight from China, and could be subject to future increases in transportation costs. In addition, the Company’s ability to meet customers’ demands depends, in part, on its ability to obtain the timely and adequate shipment of its products. Given that the Company’s suppliers are based primarily in China, finding suppliers outside of China could result in additional risks, including additional compliance requirements with foreign laws and taxes, obtaining distribution and administrative support and training new personnel. During fiscal 2024, inbound freight costs have declined from the higher costs we experienced from the COVID-19 pandemic and related global supply chain disruptions and have begun to approach levels seen prior to the impact of such factors. However, recently the Company is experiencing increased inbound freight costs, albeit not to the levels experienced during the COVID-19 pandemic.

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

•	new product developments or introductions;

•	product reviews and other media coverage;

•	competition, including competitive price pressures; and

•	political instability, war (including Russia's invasion of Ukraine and the Israel-Hamas war) or other hostilities, acts of terrorism, public health threats or other disasters.

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

The Company is or may become subject to a variety of laws and regulations in the United States and abroad that involve matters central to its business, including laws and regulations regarding consumer protection, data privacy and security, advertising, electronic commerce, intellectual property, manufacturing, anti-bribery and anti-corruption, and economic or other trade prohibitions or sanctions. For example, certain governmental authorities regulate the development, manufacture, sale and distribution of certain of our products, and failure to comply with all applicable rules and regulations may adversely impact us. For certain products in our business, government regulations may require detailed inspection of, and controls over, research and development, clinical investigations, product approvals and manufacturing, marketing and promotion, sampling, distribution, record-keeping, storage and disposal practices. Failure to comply with any applicable laws or regulations could result in fines or revocation of our operating permits and licenses or, in rare circumstances, market withdrawal of the product. We may also be dependent on receiving governmental or third-party approvals prior to manufacturing, marketing and shipping certain new products in the future, which may be costly and time-consuming. We cannot be certain that any such products will receive necessary approvals. Also, receipt of approval in one country does not guarantee approval by any other foreign regulatory agency.

In addition, the increasingly global nature of the Company’s business operations subjects the Company to domestic and foreign laws and regulations such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery and anti-corruption laws in other jurisdictions. The Company’s products are also subject to U.S. export controls, including the United States Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls.

In the ordinary course of business, the Company collects and otherwise processes personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property and sensitive third-party data. Our data processing activities presently and may in the future subject us to a variety of stringent and evolving domestic and foreign laws and regulations regarding information security and privacy, such as the California Consumer Privacy Act and the European Union's General Data Protection Regulation. These and similar data protection laws impose significant requirements on the collection, transfer and other processing of personal data, as well as may permit regulators and other stakeholders to seek to impose monetary and non-monetary fines and other penalties for non-compliance. These laws may also limit the ability to transfer personal data across jurisdictional boundaries. We presently or may in the future also have contractual or other (such as through public-facing statements) obligations related to information security and privacy. Compliance with our privacy and information security obligations have and may in the future result in significant expenses (for example due to increased investment in technology and the development of operational processes). We may at times fail (or be perceived to have failed) in our efforts to comply with our information security or privacy obligations. If we or the third parties with whom we work fail or are perceived to have failed, to address or comply with applicable information security or privacy obligations, we could face significant consequences such as enforcement actions, fines, litigation, operational disruptions, loss of customers or sales and other similar adverse events. Any of these events could have a material adverse effect on our reputation, business, or financial condition.

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

•	outbreaks of public health threats affecting the production capabilities of the Company’s suppliers, including as a result of quarantines or closures;

•	new restrictions on the sale of electronic products containing certain hazardous substances; and

•	the laws of China are likely to govern many of the Company’s supplier agreements.

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

Effective in September 2018, the United States imposed tariffs of 10% on approximately $200 billion worth of goods imported from China, including categories of products the Company imports from China. These tariffs were increased to 25% effective in May 2019 and were scheduled to further increase to 30% in October 2019, which increases were subsequently delayed indefinitely after an interim deal was reached between the United States and China. Effective in September 2019, the United States imposed additional tariffs on essentially all remaining Chinese-origin imports, including approximately $300 billion worth of goods imported from China (“List 4 products”). Tariffs of 15% were imposed on certain List 4 products effective in September 2019 (“List 4A products”), and the remainder were scheduled to be subject to these tariffs effective in December 2019 (“List 4B products”). In January 2020, the United States and China signed a Phase One Economic and Trade Agreement, pursuant to which the tariff increases on the List 4B products remained suspended and the rate of additional tariffs on the List 4A products was reduced to 7.5%, while all other tariffs remain in place. The effects on the Company of these imposed and proposed tariffs are uncertain because of the dynamic nature of governmental actions and responses, as well as possible exemptions for certain products. If the U.S. and China are able to negotiate the issues to restore a mutually advantageous and fair trading regime, the increased tariffs could be eliminated, but given the uncertainties, including as a result of the recent change in U.S. administrations and any other political changes, there can be no assurance of whether, or when, this will be accomplished. If the currently imposed and proposed tariffs covering the categories of products that the Company imports continue or are increased, and the Company is unable to obtain an exception, it could have a material adverse effect on the Company’s business.

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

Our business involves the potential for product recalls, which could affect our revenue and profitability.

The products that we sell are subject to various mandatory and voluntary standards. As a marketer and distributor of consumer products, we are subject to the Consumer Product Safety Act and the Federal Hazardous Substances Act, which empower the Consumer Products Safety Commission (“CPSC”) to seek to exclude from the market those products that are found to be unsafe or hazardous. In addition, the U.S. Food and Drug Administration (“FDA”) and other governmental authorities regulate the development, manufacture, sale and distribution of certain of our products. Under certain circumstances, the CPSC, the FDA or other government agencies could require us to repair, replace or refund the purchase price of one or more of our products, or we may voluntarily do so. Any repurchases or recalls of our products could be costly to us and could damage our reputation or the value of our brands. If we are required to remove, or we voluntarily remove our products from the market, our reputation or brands could be tarnished, and we might have large quantities of finished products that could not be sold. Furthermore, failure to timely notify the CPSC, the FDA or other applicable government agencies of a potential safety hazard can result in fines being assessed against us. Additionally, laws regulating certain of our products exist in some states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Our results of operations are also susceptible to adverse publicity regarding the quality and safety of our products. In particular, product recalls may result in a decline in sales for a particular product.

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

Failure to comply with public health, consumer protection and other regulations could affect our reputation, revenue and profitability.

Some jurisdictions require that products be listed by UL, a not-for-profit organization that sets safety standards for products, or other similar recognized laboratories. We endeavor to design our products to meet the certification requirements of, and to be certified in, each of the jurisdictions in which they are sold. Failure to comply with such certification requirements could result in additional re-design expenses, fines, or product liability claims.

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

In the ordinary course of business, the Company maintains sensitive data, including intellectual property, its proprietary business information and that of its customers and suppliers, and personal information related to various constituents. In addition, the Company sells its products through online marketplaces, including Amazon, which may rely upon third-party online payment platform service providers that maintain personal information collected from customers. The secure collection, maintenance, transmission and other processing of information is important to the Company’s operations. An interruption or breach in security of the Company’s information systems (or those of other parties with whom the Company works) could result in significant data compromise.

Because the techniques (such as viruses and worms, phishing attacks, distributed denial-of-service attacks and ransomware) used to obtain unauthorized access, disable or degrade service, or sabotage systems and other threats (such as software bugs, personnel error or misconduct) change frequently and may be difficult to detect for long periods of time, the Company may be unable to anticipate all techniques and threats or implement adequate preventive measures. In particular, ransomware attacks are becoming increasingly prevalent and severe and we may be unwilling or unable to pay extortion payments. In addition, hardware, software or other applications and systems the Company procures from third parties or uses may contain defects in design or manufacture or other problems (such as, supply chain attacks) that could compromise information security. Unauthorized parties may also attempt to gain access to the Company’s systems or facilities through fraud, trickery or other forms of deceiving its employees. Accordingly, the Company may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, or if such measures are implemented, and even with appropriate training conducted in support of such measures, may still fail. Remote work has become more common which has increased risk to our information systems and data. The Company's information systems and data may also fail or be compromised for reasons other than a cyberattack such as server malfunctions, software or hardware failures, data loss, telecommunications failures, earthquakes, fire, flood and other similar events.

We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

It is virtually impossible for the Company to entirely mitigate these risks. A party, whether internal or external, who is able to circumvent the Company’s security measures or those of third parties with whom the Company works could misappropriate information. In addition, cyber insurance, if any, may not protect against all of the costs and liabilities arising from a cyber-attack.

Additionally, as cyber-attacks are increasing in frequency, level of sophistication, persistence and intensity, and are being conducted by sophisticated organized groups (such as national states and state-sponsored actors) and individuals with a wide range of motives and expertise, we are vulnerable in the event of cyber-attack. This includes threats to our key customers. If our key customers’ websites or systems are disrupted for a considerable amount of time, whether due to a cyber-attack or other disruption, we could experience lost sales to consumers and the key customers’ inability to submit new purchase orders, which could result in reduced revenue and profitability. Furthermore, past or future business transactions could expose the Company to information security risks. Any compromise or disruption to the Company's information systems (or those of third parties with whom the Company works) could lead to, significant reputational and financial losses and negatively impact the Company’s results of operations, cash flows, financial condition, and liquidity. In addition, an information system breach, disruption or other compromise could result in other negative consequences, including disruption of internal operations, and may subject the Company to private litigation, government investigations, enforcement actions (including fines or penalties), and cause the Company to incur reputational harm, significant liability, damages, or remediation (including notification obligations) costs.

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

The Company is subject to income taxes in various federal, state, local and certain foreign jurisdictions. The Company records tax expense based on its estimates of future payments, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets, including net operating loss carryforwards. In addition, tax laws in certain jurisdictions may limit the ability to use net operating loss carryforwards upon a change in control. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. In addition, the Company’s effective tax rate in a given financial statement period may be materially affected by a variety of factors including but not limited to changes in the mix and level of revenues, varying tax rates in the different jurisdictions in which the Company operates, fluctuations in the valuation allowance, timing of the utilization of net operating loss carryforwards, or by changes to existing accounting rules or regulations. Further, tax legislation or changes in tax rules and regulations or the interpretations thereof may be enacted in the future which could negatively affect the Company’s current or future tax structure and effective tax rates. For example, the Organization for Economic Co-operation and Development has introduced a framework to implement a global minimum corporate income tax of 15%, referred to as “Pillar Two.” Certain countries in which we operate have enacted legislation to adopt Pillar Two and other countries are considering changes to their tax laws to implement this framework. The EU agreed to implement Pillar Two starting in 2024. Whether, and to what extent, Pillar Two is adopted or enacted by the other jurisdictions in which we operate is uncertain and could increase the cost and complexity on compliance and may adversely affect our global effective tax rate, financial condition and results of operations.

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

In addition, the securities markets may experience significant price and volume fluctuations that affect the market prices of equity securities of many companies due to, among other factors, the actions of market participants or other actions outside of the Company’s control, including general market volatility caused by any surges in demand, high inflation, rising interest rates and bank failures. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Disruptions may re-emerge, and broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of the Company’s common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. The Company may be the target of this type of litigation in the future, which could result in substantial costs and divert management’s attention.

The Company is a “controlled company” within the meaning of the NYSE American rules and, as a result, qualifies for, and relies on, exemptions from certain corporate governance requirements. As a result, the Company’s shareholders do not have the same protections afforded to shareholders of companies that are subject to such requirements.

Nimble Holdings Company Limited (“Nimble”), formerly known as The Grande Holdings Limited, through one of its indirect subsidiaries, is the beneficial owner of approximately 72.4% of the Company’s outstanding common stock as of March 31, 2024. As a result, the Company is a “controlled company” within the meaning of the NYSE American Company Guide (the "Company Guide"). Under the NYSE American rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE American corporate governance requirements, including the requirements that:

•	a majority of the Company’s Board of Directors ("the Board") consist of independent directors;

•	the Company has a nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the Company has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

The Company has elected to use certain of these exemptions and the Company may continue to use all or some of these exemptions in the future for so long as the Company is a controlled company. The Board acts as the nominating committee and compensation committee and determines the compensation and benefits of the Company’s executive officers, administers its employee stock and benefit plans, as may be in effect from time to time, and reviews policies relating to the compensation and benefits of its employees. Although all members of the Board have fiduciary obligations in connection with compensation matters, the Company’s lack of an independent compensation committee presents the risk that any executive officers who are also directors may have influence over their personal compensation and benefits levels that may not be commensurate with the Company’s financial performance. Accordingly, shareholders of the Company do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE American.

The controlling ownership of the Company’s common stock by an indirect subsidiary of Nimble substantially reduces the influence of other stockholders, and the interests of Nimble may conflict with the interests of the Company’s other stockholders.

Nimble, through one of its indirect subsidiaries, is the beneficial owner of approximately 72.4% of the Company’s outstanding common stock as of March 31, 2024. As a result, Nimble will be able to exert significant influence over the Company’s business and have the ability to control the approval process for actions by the Company that require stockholder approval, including: the election of the Company’s directors and the approval of mergers, sales of assets or other significant corporate transactions or matters submitted for stockholder approval. Nimble may have interests that differ from your interests and may cause the shares in the Company beneficially owned by Nimble to be voted in a way with which you disagree and that may be adverse to your interests. In addition, several provisions of the Company’s organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of the Company’s common stock. Under the terms of the Company’s certificate of incorporation, the Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for the Company’s common stock, including transactions that may be in your best interests.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C.	CYBERSECURITY

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, and confidential information that is proprietary, strategic or competitive in nature, (“Information Systems and Data”).

Our information technology (“IT”) department helps identify, assess and manage the Company’s cybersecurity threats and risks. Our IT department identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, using manual tools and conducting threat assessments designed to identity internal and external threats.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, conducting risk assessments and maintaining business continuity and disaster recovery plans.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes.  For example, cybersecurity risk is addressed as a component of the Company’s enterprise risk management program.The IT department works with Company management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business. Our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Board, which evaluates our overall enterprise risk.

We use third-party service providers to perform a variety of functions throughout our business, such as internet hosting companies, distributors, and supply chain resources. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with any particular provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “An information systems interruption or breach in security, including as a result of cyber-attacks, could adversely affect the Company’s business, results of operations and reputation.”

Governance

Our Board addresses the Company’s cybersecurity risk management as part of its general oversight function. The audit committee of the Board (the "Audit Committee") is responsible for overseeing the Company’s risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Chief Operating Officer (“COO”). Our COO, assisted by our Senior Vice President for Operations, is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our COO and Senior VP for Operations are responsible for reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our COO.

The Board may receive reports from our IT Department and/or Management concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them.

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

(b) Holders

At June 14, 2024, there were 154 stockholdersof the Company’s common stock whose shares were registered with the Company’s transfer agent. Such number does not include beneficial owners holding the Company’s common stock through nominee names.

(c) Dividends

The Company has not paid cash dividends on its common stock since an extraordinary dividend paid on September 30, 2014, and does not currently plan to declare dividends on its common stock in the foreseeable future.  The payment of dividends, if any, would be at the discretion of the Board and would depend on the Company’s results of operations, capital requirements, financial condition, prospects, contractual arrangements, and other factors that the Board may deem relevant.

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

Results of Operations:

The following table summarizes certain financial information for the fiscal years ended March 31, 2024 and 2023 (in thousands):

	Twelve Months Ended March 31,
	2024	2023
Net product sales	$8,677	$6,075
Licensing revenue	218	372
Royalty income	175	730
Net revenues	9,070	7,177
Cost of sales	7,506	5,076
Selling, general and administrative expenses	4,963	4,197
Operating loss	(3,399)	(2,096)
Settlement of litigation	3,100	-
Interest income, net	1,155	702
Income from governmental assistance program	-	34
Income (loss) before income taxes	856	(1,360)
Provision for income taxes	90	-
Net income (loss)	$766	$(1,360)

Results of Operations — Fiscal 2024 compared with Fiscal 2023

Net product sales — Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. Net product sales for fiscal 2024 were $8.7 million as compared to $6.1 million for fiscal 2023, an increase of $2.6 million, or 42.8%. The Company’s sales were highly concentrated among three customers - Walmart, Amazon and Fred Meyer - representing in the aggregate approximately 85.8% and 90.2% of the Company’s total gross product sales in fiscal 2024 and fiscal 2023, respectively. The increase in net product sales during fiscal 2024 compared to fiscal 2023 was primarily driven by increased consumer demand for all of the Company’s products. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $20,000 and $45,000 for fiscal 2024 and fiscal 2023, respectively. The major elements which contributed to the overall increase in net product sales were as follows:

i)

Houseware product net sales were $2.9 million in fiscal 2024 compared to $1.7 million in fiscal 2023, an increase of $1.2 million, or 76.5%, principally driven by increased sales of microwave ovens and the re-introduction of refrigerators.

ii)	Audio product net sales were $5.7 million in fiscal 2024 compared to $4.4 million in fiscal 2023, an increase of $1.3 million, or 30.2%, resulting from new clock radios introduced to the market.

Business operations — The Company expects to continue to expand its existing distribution channels and to develop and promote new products with retailers in the U.S and Mexico. The Company is also continuing to invest in products and marketing activities to expand its sales through internet and ecommerce channels. These efforts require investments in appropriate human resources, media marketing and development of products in various categories in addition to the traditional home appliances and audio products on which the Company has historically focused. The Company also is continuing its efforts to identify strategic courses of action related to its licensing activities, including seeking new licensing relationships. The Company has engaged each of LMCA and GLSL as an agent to assist in identifying and procuring potential licensees.

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

In light of the adverse macroeconomic conditions domestically and internationally, the Company has implemented certain cost-reduction actions intended to reduce expenditures. However, the environment remains uncertain and demand for the Company’s products remains competitive and requires actions to continue carefully managing inventory. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.

For more information on risks associated with the Company’s operations, please see the risk factors within Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Legal Proceedings — On October 10, 2023, the US District Court for the District of Delaware granted final judgment in favor of the Company in its trademark infringement lawsuit against air conditioning and heating products provider Emerson Quiet Kool and wholesaler Home Easy (the “defendants”). Among other things, the court order issues an injunction and directs the US Patent and Trademark Office to cancel the defendants’ existing and proposed "Emerson Quiet Kool" trademarks and prohibits defendants from registering or applying to register, or using the same mark or any other mark or name containing the word "Emerson" going forward. The total judgment awarded to the Company has increased from approximately $6.5 million to approximately $10.4 million, inclusive of disgorgement of wrongful profits, attorney's fees and enhanced damages. The aggregate award to the Company also includes the $4.1 million of advanced deposits previously paid to the Company. The $4.1 million of advanced deposits was reduced by approximately $1 million of incurred legal fees. The remaining balance of $3.1 million was released by the Company to other income during the quarter ended September 30, 2023. Like any judgement, there is no guarantee that the Company will be able to collect the entire judgement or if it is able to collect, how soon it will be able to do so. The defendants have filed separate bankruptcy petitions in the US Bankruptcy Court for the District of New Jersey, and there is no guarantee that those bankruptcy proceedings will not have any effect on the ability of the Company to collect the judgement. The Company is not currently a party to any other legal proceedings other than litigation matters, in most cases involving ordinary and routine claims incidental to its business. Management cannot estimate with certainty the Company’s ultimate legal and financial liability with respect to such pending litigation matters. However, management believes, based on its examination of such matters, that the Company’s ultimate liability will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Licensing revenue — Licensing revenue in fiscal 2024 was approximately $218,000 as compared to approximately $372,000 for fiscal 2023, a decrease of $154,000, or 41.5%. The decrease was primarily due to the expiration of a license agreement on December 31, 2022. This was partially offset by the license revenue generated from a new license agreement signed in fiscal 2024.

Royalty income—The Company recorded royalty income in fiscal 2024 of $175,000 as compared to $730,000 in fiscal 2023. The royalty income was derived from inventory sell-off agreements made with customers of Emerson Quiet Kool.

Net revenues —The Company’s net revenues were approximately $9.1 million for fiscal 2024 as compared to $7.2 million for fiscal 2023, an increase of $1.9 million, or 26.4%, which was driven primarily by the increase in audio and houseware product net sales, offset by the decreases in royalty income and licensing revenue.

Cost of sales — Cost of sales includes the components described in Note "1 - Significant Accounting Policies-“Cost of Sales” in the Notes to the Consolidated Financial Statements. In absolute terms, cost of sales increased approximately $2.4 million, or 47.9%, to $7.5 million in fiscal 2024 as compared to $5.1 million in fiscal 2023. The increase in absolute terms for fiscal 2024 as compared to fiscal 2023 was primarily related to the increase in net product sales and by higher year-over-year gross cost of sales as a percentage of gross sales. The increase in gross cost of sales as a percentage of gross sales for fiscal 2024 as compared to fiscal 2023 was primarily related to the change in the product mix of audio products compared to houseware products.

Selling, general and administrative expenses (“SG&A”) — SG&A, as a percentage of net revenues, was 54.7% in fiscal 2024 as compared to 58.5% in fiscal 2023. In fiscal 2024 SG&A, in absolute terms, was approximately $5.0 million and in fiscal 2023 SG&A, in absolute terms, was approximately $4.2 million, an increase of $0.8 million, or 18.3%. In fiscal 2024 and fiscal 2023, the Company identified approximately $216,000 and $784,000, respectively, in legal fees incurred in the pursuit of $4.1 million in advanced deposits from Emerson Quiet Kool. The Company applied those legal fees against the advanced deposit of $4.1 million which was reduced to $3.1 million. In September 2023, the remaining balance of $3.1 million was taken to income after a judgement affirmation by the U.S. Court of Appeals for the Third Circuit. See "Settlement of litigation" below and "Note 11 - Legal Proceedings" in the Notes to the Consolidated Financial Statements. Legal fees during fiscal 2024 were approximately $729,000 as compared to approximately $479,000 during fiscal 2023. The Company incurred an increase in compensation costs of approximately $254,000, an increase in auditing fees of approximately $92,000, an increase in advertising expense of approximately $84,000, an increase in bad debt expense of approximately $60,000 and an increase in sales commissions of approximately $40,000.

Settlement of litigation — Based on a judgement affirmation by the U.S. Court of Appeals for the Third Circuit, the Company recorded income of $3.1 million, which was the remaining balance of the advanced deposits as of September 30, 2023. See "Note 11 - Legal Proceedings" in the Notes to the Consolidated Financial Statements.

Interest income, net — Interest income, net, was approximately $1,155,000 in fiscal 2024 as compared to approximately $702,000 in fiscal 2023, resulting from an increase in interest rates earned on the Company’s term deposits during fiscal 2024.

Income from governmental assistance program — During fiscal 2024, the Company recorded income of nil related to a governmental assistance program. During fiscal 2023, the Company recorded income of approximately $34,000 received from the Hong Kong government under a program called the Employment Support Scheme ("ESS"). See “Note 15 - Governmental Assistance Program” in the Notes to the Consolidated Financial Statements.

Provision for income tax expense — The Company recorded approximately $90,000 of income tax expense during fiscal 2024 and recorded its non-income based state taxes of approximately $9,000 to S,G&A according to ASU 2019-12. In fiscal 2023, the Company recorded no income tax expense and recorded its non-income based state taxes of approximately $7,000 to S,G&A according to ASU 2019-12. See Note 5 “Income Taxes” in the Notes to the Consolidated Financial Statements.

Net income (loss) — As a result of the foregoing factors, the Company recorded net income of approximately $766,000 for fiscal 2024 as compared to a net loss of $1.36 million for fiscal 2023.

Liquidity and Capital Resources

General

As of March 31, 2024, the Company had cash and cash equivalents of approximately $19.9 million as compared to approximately $25.3 million at March 31, 2023. Working capital increased to $26.6 million at March 31, 2024 as compared to $26.4 million at March 31, 2023. The decrease in cash and cash equivalents of approximately $5.3 million is set out in “Cash Flows” below.

Cash Flows

Net cash used by operating activities was approximately $5.3 million for fiscal 2024, compared to approximately $0.3 million for fiscal 2023, resulting from a $3.3 million decrease in advanced deposits, a $3.1 million increase in inventory and a $0.4 million decrease in income taxes payable partially offset by $0.8 million of income generated during the period, a $0.5 million increase in accounts payable and other current liabilities and a $0.2 million decrease in licensing receivable.

Net cash used by investing activities was approximately $119,000 for fiscal 2024, compared to nil for fiscal 2023, primarily due to additions to property and equipment.

Net cash used by financing activities was approximately $1,000 for fiscal 2024 and approximately $2,000 for fiscal 2023 due to reductions in the Company's finance lease liabilities.

Credit Arrangements

Letters of Credit — The Company utilizes the services of one of its banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2024 and March 31, 2023, the Company had no letters of credit outstanding.

Short-term Liquidity

The Company’s principal existing sources of cash are generated from operations. The Company believes that its cash on hand and existing sources of cash will be sufficient to support its existing operations over the next 12 months.

Historically, a significant percentage of the Company’s product sales were made under the Direct Import Program. The direct importation of product by the Company to its customers can significantly benefit the Company’s liquidity because this inventory does not need to be financed by the Company. In fiscal 2024, approximately 12% of the Company’s product sales were imported directly to the Company’s customers. In fiscal 2023, approximately 16% of the Company’s product sales were imported directly to the Company’s customers.

As of March 31, 2024, there were no capital expenditure or other commitments other than the normal purchase orders used to secure product.

Off-Balance Sheet Arrangements

As of March 31, 2024, the Company did not have any off-balance sheet arrangements as defined under the rules of the SEC.

Legal Matters

The Company is subject to various legal proceedings, the outcomes of which are inherently uncertain. The Company records any potential gains related to legal proceedings only after cash is collected. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. Resolution of legal matters in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results. See "Note 11 - Legal Proceedings" in the Notes to the Consolidated Financial Statements.

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

Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses” (Issued June 2016)

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses” to introduce new guidance for the accounting for credit losses on instruments within its scope. ASU 2016-13 requires among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2022. The adoption did not have a material impact on its financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: the Board of Directors and Stockholders

of Emerson Radio Corp. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries (the “Company”) as of March 31, 2024, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for the one year in the period ended March 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of their operations and its cash flows for the year ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

The critical audit matters communicated are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved are especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements.

We determined that there are no critical audit matters.

/s/ GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2024.

Jericho, New York

June 27, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: the Board of Directors and Stockholders of Emerson Radio Corp. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Emerson Radio Corp. and Subsidiaries (the “Company”) as of March 31, 2023, and
the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for the one year in the period ended March 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of their operations and their cash flows for the one year in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MSPC
Certified Public Accountants and Advisors, A Professional Corporation

We have served as the Company’s auditor from 2005 through September 30, 2023.

New York, New York

June 27, 2024

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended March 31, 2024 and 2023

(In thousands, except per share data)

	2024	2023

Net revenues:
Net product sales	$8,677	$6,075
Licensing revenue	218	372
Royalty income	175	730
Net revenues	9,070	7,177
Costs and expenses:
Cost of sales	7,506	5,076
Selling, general and administrative expenses	4,963	4,197
Total cost of sales and SG&A	12,469	9,273
Operating loss	(3,399)	(2,096)
Other income:
Settlement of litigation	3,100	—
Interest income, net	1,155	702
Income from governmental assistance program	—	34
Income (loss) before income taxes	856	(1,360)
Provision for income tax expense	90	—
Net income (loss)	766	(1,360)
Basic income (loss) per share	$0.04	$(0.06)
Diluted income (loss) per share	$0.04	$(0.06)
Weighted average shares outstanding
Basic	21,042,652	21,042,652
Diluted	21,042,652	21,042,652

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2024 and 2023

(In thousands)

	March 31, 2024	March 31, 2023

ASSETS
Current Assets:
Cash and cash equivalents	$19,890	$25,268
Accounts receivable, net	1,343	1,165
Licensing receivable	37	245
Inventory	6,953	3,813
Prepaid purchases	107	247
Prepaid expenses and other current assets	274	357
Total Current Assets	28,604	31,095
Non-Current Assets:
Property and equipment, net	95	1
Right-of-use asset-operating leases	282	200
Right-of-use asset-finance leases	—	1
Other assets	84	74
Total Non-Current Assets	461	276
Total Assets	$29,065	$31,371
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	1,158	641
Due to affiliate	1	1
Short-term operating lease liability	93	139
Short-term finance lease liability	—	1
Income tax payable, current portion	531	401
Advanced deposits	—	3,316
Deferred revenue	191	149
Total Current Liabilities	1,974	4,648
Non-Current Liabilities:
Long-term operating lease liability	198	62
Income tax payable	668	1,202
Total Non-Current Liabilities	866	1,264
Total Liabilities	$2,840	$5,912
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at March 31, 2024 and 2023, respectively; 21,042,652 shares outstanding at March 31, 2024 and 2023, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(24,205)	(24,971)
Treasury stock, at cost (31,923,145 shares at March 31, 2024 and 2023, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	26,225	25,459
Total Liabilities and Shareholders’ Equity	$29,065	$31,371

The accompanying notes are an integral part of the consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended March 31, 2024 and 2023

(In thousands)

	Preferred Stock		Common Stock		Additional			Total
	Number	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	of Shares	Value	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2022	3,677	$3,310	52,965,797	$529	$79,792	$(23,611)	$(33,201)	$26,819
Net loss	—	—	—	—	—	(1,360)	—	(1,360)
Balance — March 31, 2023	3,677	$3,310	52,965,797	$529	$79,792	$(24,971)	$(33,201)	$25,459
Net loss	—	—	—	—	—	766	—	766
Balance — March 31, 2024	3,677	$3,310	52,965,797	$529	$79,792	$(24,205)	$(33,201)	$26,225

The accompanying notes are an integral part of the consolidated financial statements

EMERSON RADIO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended March 31, 2024 and 2023

	2024	2023
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$766	$(1,360)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Non-cash lease expense	167	204
Depreciation and amortization	25	1
Changes in assets and liabilities:
Accounts receivable	(178)	129
Licensing receivable	208	(245)
Inventory	(3,140)	(1,701)
Prepaid purchases	140	(106)
Prepaid expenses and other current assets	83	33
Other assets	(10)	16
Accounts payable and other current liabilities	517	(117)
Right of use assets-operating	(248)	—
Short term lease liabilities	(46)	(72)
Long term lease liabilities	136	(139)
Due to affiliate	—	1
Income taxes payable	(404)	(205)
Advanced deposits	(3,316)	3,316
Deferred revenue	42	(61)
Net cash (used) by operating activities	(5,258)	(306)
Cash Flows From Investing Activities:
Proceeds from sale of short-term investments	18,505	—
Purchases of short-term investments	(18,505)	—
Additions to property and equipment	(119)	—
Net cash (used) by investing activities	(119)	—
Cash Flows from Financing Activities:
Short term finance liability	(1)	—
Long term finance liability	—	(2)
Net cash (used) by financing activities	(1)	(2)
Net (decrease) in cash and cash equivalents	(5,378)	(308)
Cash and cash equivalents at beginning of the year	25,268	25,576
Cash and cash equivalents at end of the year	$19,890	$25,268
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$248	$—
Supplemental disclosures:
Cash paid for:
Interest	$5	$10
Income taxes	$478	$205

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

Basis of Presentation and Principals of Consolidation

It is the Company’s policy to prepare its consolidated financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Certain items in prior year financials may have been reclassified to conform to current year presentation. In fiscal 2023, the Consolidated Statement of Operations presented licensing revenue as $1,102,000 which included royalty revenue of $730,000 and licensing revenue of approximately $372,000. In fiscal 2023, the Consolidated Statement of Cash Flows presented long term lease liabilities as a usage of cash of approximately $141,000 and has been adjusted to a usage of cash of approximately $139,000. Also in fiscal 2023, the Consolidated Statement of Cash Flows presented long term finance liability as nil and has been adjusted to a usage of cash of approximately $2,000.

Use of Estimates

The preparation of the Company's financial statements requires management to make estimates and judgements which affect the reported amounts of assets, liabilities, revenues and expenses. Management considers certain accounting policies related to inventory, trade accounts receivables, impairment of long-lived assets, valuation of deferred tax assets, sales return reserves and sales allowance accruals to be critical policies due to the estimation processes involved in each. Actual results could differ from those estimates.

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less at the time of purchase are considered to be cash equivalents.

Fair Values of Financial Instruments

The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these financial instruments.

Long-Lived Assets

The Company’s long-lived assets include property and equipment. At March 31, 2024, the Company had approximately $95,000 of property and equipment, net of accumulated depreciation. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topics 350 “Intangibles” and 360 “Property, Plant and Equipment”. The recoverability of assets held and used is measured by a comparison of the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. If impairment is deemed to exist, the asset will be written down to fair value. Any such impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

Depreciation of property and equipment is provided by the straight-line method as follows:

• Computer, Equipment and Software	Three years to seven years
• Furniture and Fixtures	Seven years
• Molds	Three years

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

Licensing

The Company grants licenses for the right to access the Company’s intellectual property, specifically the Company’s trademarks, for a stated term for the manufacture and/or sale of consumer electronics and other products under agreements which require payment of either (i) a non-refundable minimum guaranteed royalty or, (ii) the greater of the actual royalties due (based on a contractual calculation, normally comprised of actual product sales by the licensee multiplied by a stated royalty rate, or “Sales Royalties”) or a minimum guaranteed royalty amount. In the case of (i), such amounts are recognized as revenue on a straight-line basis over the term of the license agreement. In the case of (ii), Sales Royalties in excess of guaranteed minimums are accounted for as variable fees and are not recognized as revenue until the Company has ascertained that the licensee’s sales of products have exceeded the guaranteed minimum. In effect, the Company recognizes the greater of Sales Royalties earned to date or the over-time amount of minimum guaranteed royalties to date. In the case where a royalty is paid to the Company in advance, the royalty payment is initially recorded as deferred revenue on the consolidated balance sheets and recognized as revenue as the royalties are deemed to be earned according to the principles outlined above.

Disaggregation of Revenue

Disaggregation of revenue (in 000's)	2024	2023

Net revenues by type:
Net product sales	$8,677	$6,075
Licensing revenue	218	372
Royalty income	175	730
Net revenues	9,070	7,177

Net revenues by customers: (over 10%)
Walmart	$4,769	$3,042
Amazon.com	1,815	1,644
Fred Meyer	889	833
	7,473	5,519

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

Accounts Receivable, net

The Company extends credit based upon evaluations of a customer’s financial condition and provides for any anticipated credit losses in the Company’s financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Credit is extended for periods between 30 and 90 days, on a net basis. If the financial condition of a customer deteriorates, resulting in an impairment of that customer’s ability to make payments, additional reserves may be required. Conversely, reserves are reduced to reflect credit and collection improvements. Receivables are written off once they are considered uncollectible. The allowance for doubtful accounts receivable increased approximately $800 for the year ended March 31, 2024 and increased by $20,800 for the year ended March 31, 2023. As of March 31, 2024, Walmart, Chedraui and Amazon accounted for 34%, 30% and 25%, respectively, of the Company’s total trade accounts receivable, net of specific reserves. As of March 31, 2023, Amazon, Walmart and Fred Meyer accounted for 43%, 35% and 11%, respectively, of the Company’s total trade accounts receivable, net of specific reserves. No other customer accounted for more than 10% of the Company’s total trade accounts receivable, net of specific reserves, as of March 31, 2024 or March 31, 2023.

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

Sales Return Reserves

Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends and changes in customer demand for the Company’s products when evaluating the adequacy of the reserve for sales returns. Management judgments and estimates must be made and used in connection with establishing the sales return reserves in any accounting period. Additional reserves may be required if actual sales returns increase above the historical return rates. Conversely, the sales return reserve could be decreased if the actual return rates are less than the historical return rates, which were used to establish the reserve. At March 31, 2024 the sales return reserve balance was approximately $67,000 as compared to approximately $83,000 as of March 31, 2023, a decrease of $16,000 during fiscal 2024. At March 31, 2023, the sales return reserve balance was approximately $83,000 as compared to approximately $84,000 as of March 31, 2022, a decrease of $1,000 during fiscal 2023.

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

The Company generally does not enter into foreign currency exchange contracts to hedge its exposures related to foreign currency fluctuations and there were no foreign exchange forward contracts held by the Company at March 31, 2024 or March 31, 2023.

Advertising Expenses

Advertising expenses are charged against earnings as incurred and are included in selling, general and administrative expenses. The Company incurred approximately $122,000 of advertising expenses during fiscal 2024 and approximately $39,000 during fiscal 2023.

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

The sales and marketing support accrual activity for fiscal 2024 and fiscal 2023 was as follows (in thousands):

Balance at March 31, 2022	$76
additions	319
usages	(248)
adjustments	(45)
Balance at March 31, 2023	$102
additions	435
usages	(364)
adjustments	(20)
Balance at March 31, 2024	$153

Interest income, net

The Company records interest income as earned and interest expense as incurred. The net interest income for fiscal 2024 and 2023 consists of:

	2024	2023
	(In thousands)
Interest expense	$(5)	$(10)
Interest income	1,160	712
Interest income, net	$1,155	$702

Income Taxes

Deferred income taxes are recorded to account for the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets have been recorded net of an appropriate valuation allowance, to the extent management believes it is more likely than not that such assets will be realized. (See Note 5 “Income Taxes.”) Any tax penalties are recorded as part of selling, general and administrative expenses and any interest to which the Company is subject, is recorded as a part of income tax expense. Penalties and interest incurred during fiscal 2024 and fiscal 2023 were both nil.

Earnings Per Common Share

Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents when dilution results from their assumed exercise. As of March 31, 2024 and March 31, 2023, the Company had no outstanding options or warrants.

Accounting Pronouncements

The following ASU was issued by the FASB which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates.

Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses” (Issued June 2016)

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses” to introduce new guidance for the accounting for credit losses on instruments within its scope. ASU 2016-13 requires among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2022. The adoption did not have a material impact on its financial statements.

NOTE 2 — INVENTORIES:

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of March 31, 2024 and March 31, 2023, inventories consisted exclusively of purchased finished goods. As of   March 31, 2024, inventory was valued at approximately $6,953,000 which included a valuation reserve of approximately $316,000. As of   March 31, 2023, inventory was valued at approximately $3,813,000 which included a valuation reserve of approximately $320,000.

NOTE 3 — RELATED PARTY TRANSACTIONS:

From time to time, Emerson engages in business transactions with its controlling shareholder, Nimble, formerly known as The Grande Holdings Limited, and one or more of Nimble’s direct and indirect subsidiaries, or with entities related to the Company’s Chairman of the Board. Set forth below is a summary of such transactions.

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the SEC on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of March 31, 2024. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the Company Guide.

Related Party Transactions

    Charges of rental and utility fees on office space in Hong Kong

During fiscal 2024 and fiscal 2023, the Company was billed approximately $158,000 and $158,000, respectively, for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board. The Company owed $827 to VACL related to rental charges as of March 31, 2024 and $842 as of  March 31, 2023.

During fiscal 2024 and fiscal 2023, the Company was billed approximately nil and $1,600, respectively, for its share of installation charges related to an air conditioning system, and purchase of protective materials for coronavirus from Vigers Strategic Services Ltd (“VSSL”), which is a company related to the Company’s Chairman of the Board. Vigers Strategic Services Ltd was formerly known as Lafe Strategic Services Ltd. The Company owed nil to VSSL related to these charges as at March 31, 2024 and March 31, 2023.

NOTE 4 — PROPERTY AND EQUIPMENT:

As of March 31, 2024 and 2023, property and equipment is comprised of the following:

	2024	2023
	(In thousands)
Computer equipment and software	$176	$169
Furniture and fixtures	10	10
Molds	112	—
	298	179
Less accumulated depreciation and amortization	(203)	(178)
Total property and equipment	$95	$1

Depreciation of property and equipment amounted to approximately $26,000 and $800 for the twelve months ended March 31, 2024 and 2023, respectively. During fiscal 2024, the Company did not dispose of any property and equipment. During fiscal 2023, the Company disposed of fully depreciated property and equipment with a gross book value of approximately $211,000. The Company did not recognize a gain or loss on these disposals.

NOTE 5 — INCOME TAXES:

The Company accounts for uncertain tax positions in accordance with the provisions of ASC Topic 740-Accounting for Income Taxes. When uncertain tax positions exist, the Company will recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of March 31, 2024, the Company does not believe it has any uncertain tax positions.

Income taxes are recorded in accordance with ASC 740, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company determines its deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not some or all of the deferred tax assets will not be realized.

As of March 31, 2024, the Company had available net operating loss carryforwards to reduce federal and state income taxes of approximately $14.8 million and $14.9 million respectively. If not utilized, these carryforwards begin to expire in 2034. Of the federal net operating loss carryforwards at March 31, 2024, $14.8 million can be carried forward indefinitely.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, or Section 382, as well as similar state provisions and other provisions of the Code. Ownership changes may limit the amount of net operating losses and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, occurs when there is greater than 50% change in the ownership of stock among certain 5% shareholders over a three-year period.

The Company’s provision for income tax expense for fiscal 2024 and fiscal 2023 was as follows:

	2024	2023
	(In thousands)
Current:
Federal	$78	$—
Foreign, state and other	12	—
Deferred:
Federal	—	—
Foreign, state and other	—	—
Provision for income tax expense	$90	$—

The Company adopted ASU 2019-12 (Topic 740) Simplifying the Accounting for Income Taxes during fiscal 2023. In the table above, the income tax expense of $9,000 in fiscal 2024 and $7,000 in fiscal 2023, was removed as it represented non-income based taxes.

The Company files a consolidated federal return and certain state and local income tax returns.

The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory federal rate of 21% to earnings before income taxes for fiscal 2024 and fiscal 2023 is analyzed below:

	2024	2023
	(In thousands)

Statutory provision	$180	$(286)
Foreign subsidiary	(248)	(162)
State taxes	55	(86)
Permanent differences	261	148
Adjustment to prior year taxes	86	(8)
Valuation allowance	(244)	394
Provision for income tax expense	$90	$—

As of March 31, 2024 and March 31, 2023, the significant components of the Company’s deferred tax assets and liabilities which were classified as non-current, were as follows:

	2024	2023
	(In thousands)
Deferred tax assets:
Accounts receivable reserves	$71	$34
Inventory	190	260
Accruals	116	9
Property and equipment and intangible assets	—	14
Net operating loss and credit carry forwards	4,152	4,437
Total deferred tax assets:	4,529	4,754
Valuation allowance	(4,510)	(4,754)
Net deferred tax assets:	19	—
Deferred tax liabilities:
Property and equipment	(19)	—
Total deferred tax liabilities:	$(19)	$—

The Company has $14.8 million of U.S. federal net operating loss carry forwards (“NOLs”) and $14.9 million of state NOLs as of March 31, 2024 as follows:

March 31, 2024

	Federal NOL's	State NOL's
Loss Year (Fiscal)	Included in DTA (in millions)	Included in DTA (in millions)	Expiration Year (Fiscal)
2014	$—	$0.2	2034
2016	$—	$1.5	2036
2017	$—	$0.8	2037
2018	$—	$2.7	2038
2019	$3.3	$2.8	2039
2020	$3.6	$3.1	2040
2021	$4.0	$1.9	2041
2022	$3.4	$1.9	2042
2023	$(1.4)	$(1.6)	2043
2024	$1.9	$1.6	2044
Total	$14.8	$14.9

The tax benefits related to these state NOLs and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

The income of foreign subsidiaries before taxes was $1,181,000 for the fiscal year ended March 31, 2024 as compared to income before taxes of $772,000 for the fiscal year ended March 31, 2023, respectively.

The Company analyzed the future reasonability of recognizing its deferred tax assets at March 31, 2024. As a result, the Company concluded that a valuation allowance of approximately $4,510,000 would be recorded against the assets.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of March 31, 2024, the Company’s open tax years for examination for U.S. federal tax are tax years ending March 31, 2020 and forward. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

As of March 31, 2024 the Company is asserting under ASC 740-30 that all of the unremitted earnings of its foreign subsidiaries are indefinitely invested. The Company evaluates this assertion each period based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S.

The Tax Cut and Job Act (“TCJA”) establishes new tax rules designed to tax U.S. companies on global intangible low-taxed income (GILTI) earned by foreign subsidiaries. The Company has evaluated this provision of the TCJA and the application of ASC 740 and its impact is reflected in the financial statements as of March 31, 2024.

NOTE 6 — COMMITMENTS AND CONTINGENCIES:

The Company’s ERP software provider is subscription based with annual commitments as follows (in thousands).

Fiscal Years	Amount
2025	$29
Total	$29

Rent expense resulting from leases with non-affiliated companies aggregated $49,000 and $86,000 for fiscal 2024 and 2023.

Letters of Credit:

The Company utilizes the services of one of its banks to issue secured letters of credit on behalf of the Company, as needed, on a 100% cash collateralized basis. At March 31, 2024 and March 31, 2023, the Company had no letters of credit outstanding.

Capital Expenditure:

As of March 31, 2024 and March 31, 2023, there were no capital expenditures or other commitments other than the normal purchase orders used to secure product.

Employee Benefit Plan:

The Company currently sponsors a defined contribution 401(k) retirement plan which is subject to the provisions of the Employee Retirement Income Security Act. The Company matches a percentage of the participants’ contributions up to a specified amount. These contributions to the plan for fiscal 2024 and 2023 were approximately $19,000 for both periods and were charged against earnings for the periods presented.

NOTE 7 — SHAREHOLDERS’ EQUITY:

Common Shares:

Authorized common shares total 75,000,000 with a par value $0.01 per share, of which 21,042,652 were outstanding as of March 31, 2024 and March 31, 2023. Shares held in treasury at March 31, 2024 and  March 31, 2023 were 31,923,145.

Series A Preferred Stock:

The Company has issued and outstanding 3,677 shares of Series A Preferred Stock, $.01 par value (“Preferred Stock”), with a face value of $3,677,000, which had no determinable market value as of March 31, 2024. The Preferred Stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

NOTE 8 — SHORT TERM INVESTMENTS:

At both  March 31, 2024 and March 31, 2023, the Company held short-term investments in deposits totaling nil. The Company held $19.1 million in term deposits which were classified as cash equivalents as of March 31, 2024 and $23.1 million in term deposits classified as cash equivalents as of March 31, 2023. As of March 31, 2024 and March 31, 2023, the Company's term deposits had maturity dates of 90 days or less.

NOTE 9 — NET INCOME (LOSS) PER SHARE:

The following table sets forth the computation of basic and diluted income (loss) per share for the years ended March 31, 2024 and March 31, 2023:

	Twelve Months Ended March 31,
	2024	2023

Numerator:
Net income (loss)	$766	$(1,360)
Denominator:
Denominator for basic and diluted income (loss) per share — weighted average shares	21,042,652	21,042,652
Net income (loss) per share:
Basic and diluted income (loss) per share	$0.04	$(0.06)

For the years ended March 31, 2024 and March 31, 2023, there were no outstanding instruments which were potentially dilutive.

NOTE 10 — LICENSE AGREEMENTS:

During fiscal 2024 the Company was party to three license agreements, one of which was terminated by the Company in June 2023. The remaining agreements allow the licensee to access the Company’s trademarks for the manufacture and/or the sale of consumer electronics and other products. The license agreements (i) allow the licensee to use the Company’s trademarks for a specific product category, or for sales within specific geographic areas, or for sales to a specific customer base, or any combination of the above, or any other category that might be defined in the applicable license agreement and (ii)  may be subject to renewal at the initial expiration of the applicable license agreement and are governed by the laws of the United States. The Company recorded licensing revenues of approximately $218,000 in fiscal 2024 and $372,000 in fiscal 2023 under the license agreements.

The Company also recorded several one-time settlement agreements with customers of Emerson Quiet Kool, which aggregated $175,000 in fiscal 2024 and $730,000 in fiscal 2023. The agreements allow Emerson Quiet Kool's customers to sell-off their on hand inventories over a limited period. These amounts are presented separately as Royalty Income in the Consolidated Statements of Operations.

NOTE 11 — LEGAL PROCEEDINGS:

On October 10, 2023, the US District Court for the District of Delaware granted final judgment in favor of the Company in its trademark infringement lawsuit against air conditioning and heating products provider Emerson Quiet Kool and wholesaler Home Easy (the “defendants”). Among other things, the court order issues an injunction and directs the US Patent and Tr ademark Office to cancel the d efendants’ existing and proposed " E merson Q uiet K ool " trademark s and prohibit s d efendants from register ing or applying to register, or using t he same mark or any other mark or name containing the word "Emerson" going forward . The total judgment awarded to the Company has increased from approximately $6.5 million to approximately $10.4 million, inclusive of disgorgement of wrongful profits, attorney's fees and enhanced damages. The aggregate award to the Company also includes the $4.1 million of advanced deposits previously paid to the Company. The $4.1 million of advanced deposits was reduced by approximately $1 million of incurred legal fees. The remaining balance of $3.1 million was released by the Company to other income during the quarter ended September 30, 2023. Like any judgement, there is no guarantee that the Company will be able to collect the entire judgement or if it is able to collect, how soon it will be able to do so. The defendants have filed separate bankruptcy petitions in the US Bankruptcy Court for the District of New Jersey, and there is no guarantee that those bankruptcy proceedings will not have any effect on the ability of the Company to collect the judgement.  The Company is not currently a party to any other legal proceedings other than litigation matters, in most cases involving ordinary and routine claims incidental to its business. Management cannot estimate with certainty the Company’s ultimate legal and financial liability with respect to such pending litigation matters. However, management believes, based on its examination of such matters, that the Company’s ultimate liability will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 12 — RISKS AND UNCERTAINTIES:

Customer Concentration

For fiscal 2024, the Company’s three largest customers accounted for approximately 83% of the Company’s net revenues, with Walmart accounting for 53%, Amazon accounting for 20% and Fred Meyer accounting for 10%. For fiscal 2023, the Company’s three largest customers accounted for approximately 77% of the Company’s net revenues with Walmart accounting for 42%, Amazon accounting for 23% and Fred Meyer accounting for 12%.

Product Concentration

For fiscal 2024, the Company’s gross product sales included microwave ovens, which generated approximately 33%, and audio products, which generated 66% of the Company's gross product sales.

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

Concentrations of Credit Risk

As a percent of the Company’s total trade accounts receivable, net of specific reserves, Walmart, Chedraui and Amazon accounted for 34%, 30% and 25%, respectively, as of March 31, 2024. As a percent of the Company’s total trade accounts receivable, net of specific reserves, Amazon, Walmart and Fred Meyer accounted for 43%, 35% and 11%, respectively, as of March 31, 2023. No other customer accounted for more than 10% of the Company’s total trade accounts receivable, net of specific reserves, as of March 31, 2024 or March 31, 2023. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. The accounts receivable allowance for doubtful accounts on the Company’s total trade accounts receivable balances was approximately $25,000 at March 31, 2024 and at March 31, 2023. Due to the high concentration of the Company’s net trade accounts receivables among just three customers, any significant failure by one of these customers to pay the Company their outstanding balances would result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash and restricted cash balances on deposit in the U.S. as of March 31, 2024 and  March 31, 2023 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash, cash equivalents and restricted cash balances in excess of these FDIC-insured limits were approximately $19.6 million and approximately $25.0 million at March 31, 2024 and March 31, 2023, respectively.

Supplier Concentration

During fiscal 2024, the Company reduced its reliance on its largest factory supplier, from approximately 75% to 38% of the Company's purchases of products for resale. During fiscal 2023, the Company procured 95% of its products for resale from its two largest factory suppliers. Approximately 75% of these products were procured from one of the suppliers and approximately 20% were procured from the other.

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

Third Party Representatives

In fiscal 2024, the Company utilized 6 sales representative organizations, including one which represented approximately 30% of its net revenues. In fiscal 2023, the Company utilized 2 sales representative organizations, including one which represented 38% of it net revenues. No other sales representative organization accounted for more than 10% of the Company's net revenues in fiscal 2024 or fiscal 2023. The loss or reduction of product sales made through third party representative organizations could have a material adverse effect on the Company's business and results of operations. Finding replacement organizations could be a time consuming process during which the Company's revenues could be negatively impacted.

NOTE 13 — GEOGRAPHIC INFORMATION:

Net revenues and long-lived assets of the Company for the fiscal years ended March 31, 2024 and  March 31, 2023 are summarized below by geographic area (in thousands). Net revenues are attributed to geographic area based on the location of the customer.

	Year Ended March 31, 2024
	U.S.	Foreign	Consolidated
Net revenues	$8,425	$645	$9,070
Long-lived assets	$331	$130	$461

	Year Ended March 31, 2023
	U.S.	Foreign	Consolidated
Net revenues	$7,177	$—	$7,177
Long-lived assets	$7	$269	$276

NOTE 14 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of three to fifty-seven months. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during fiscal 2024 to indicate that a reassessment or re-measurement of the Company’s existing leases was required. There were also no impairment indicators identified during fiscal 2024 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10, "Impairment and Disposal of Long-Lived Assets”.

As of March 31, 2024, the Company’s current operating and finance lease liabilities were approximately $93,000 and $300, respectively, and its non-current operating and finance lease liabilities were approximately $198,000 and nil, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of March 31, 2024 were approximately $282,000 and $200, respectively.

As disclosed in "Note 3 - Related Party Transactions", the Company's Hong Kong office space is being leased from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board. As of March 31, 2024, the current operating liability of this lease is approximately $62,000 and its non-current liability is nil. Its right-of-use asset value is approximately $61,000, as of March 31, 2024.

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

The components of lease costs, which were included in operating expenses in the Company’s condensed consolidated statements of operations, were as follows:

	Twelve Months Ended March 31,
	2024	2023
	(in thousands)
Lease cost
Operating lease cost	$196	$229

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	167	232

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	248	—
Finance leases	—	—

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of March 31, 2024	As of March 31, 2023
Operating leases	45.8	16.5
Finance leases	2.2	14.2

Weighted average discount rate
Operating leases	9.76%	7.50%
Finance leases	7.50%	7.50%

As of  March 31, 2024 the maturities of lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases

2025	$116	$-
2026	54	—
2027	66	—
2028	67	—
2029	52	—
Total lease payments	$355	$-
Less: Imputed interest	(64)	—
Total	$291	$-

NOTE 15 —GOVERNMENTAL ASSISTANCE PROGRAM

During fiscal 2024 and 2023, the Company’s Hong Kong subsidiary recorded income of nil and approximately $34,000, respectively, under a governmental program called the Employment Support Scheme (“ESS”). The proceeds were required to be used for payroll expenses and the Company was subject to government-appointed random reviews to verify the information submitted by the applicant.

The income realized from the amount granted under the ESS program is presented as Other Income under the description called “Income from governmental assistance program” in the Consolidated Statements of Operations.

NOTE 16 — SUBSEQUENT EVENTS

As of the date of this filing, there were no subsequent events to disclose.

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm. This is pursuant to the rules of the SEC for smaller reporting companies, that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2024 there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information regarding the current members of the Board as of June 27, 2024

Name	Age	Director Since	Principal Occupation or Employment
Christopher Ho	73	2016

Christopher Ho has served as the Chief Executive Officer and President of the Company since June 2021 as well as a director of the Company and the Chairman of the Board since June 2016. Mr. Ho had also previously served as the Company’s Chairman of the Board from July 2006 through November 2013. Since May 2018, Mr. Ho has served as a director of S&T International Distribution Ltd. and Grande N.A.K.S. Ltd., which are wholly owned subsidiaries of Nimble Holdings Company Limited, and collectively the Company’s controlling stockholder. Mr. Ho previously was a director of The Grande Holdings Limited (now known as Nimble Holdings Company Limited), a Hong Kong-based group of companies engaged principally in the licensing of trademarks and distribution of consumer electronics products, from October 1991 to February 2016. Mr. Ho graduated from the University of Toronto in 1974. He is a Chartered Professional Accountant, Chartered Accountant and Chartered Management Accountant of Canada. He is also a Certified Public Accountant in Hong Kong and a member of the Hong Kong Institute of Certified Public Accountants. He was a partner in an international accounting firm before joining The Grande Holdings Limited and has extensive experience in distribution, licensing, manufacturing, international trade and corporate finance.

Based on Mr. Ho’s extensive knowledge of the Company and experience in consumer electronics, international trade and corporate finance, the Board believes that he is well qualified to serve as a director of the Company.

Michael Binney	65	2016

Michael Binney has served as the Chief Operating Officer of the Company since January 2022 and as the Company’s Secretary since July 2017. Previously, Mr. Binney served as Chief Financial Officer of the Company from March 2017 to January 2022. He has also served as a director of the Company since June 2016. Since August 2016, Mr. Binney has served as a director of S&T International Distribution Ltd. and Grande N.A.K.S. Ltd., which are wholly owned subsidiaries of Nimble Holdings Company Limited. From November 2016 to December 2017, Mr. Binney served as an Executive Director and Group Chief Financial Officer of The Grande Holdings Limited (now known as Nimble Holdings Company Limited). He is a fellow member of the Institute of Chartered Accountants in England and Wales. From June 2016 through November 2016, Mr. Binney served as Deputy Chief Executive Officer (Finance Accounting & Company Secretarial) of The Grande Holdings Limited. From 2010 to March 2016, Mr. Binney served as an Executive Director and Chief Financial Officer of the Vinarco International Group of Companies, an upstream supplier to the oil and gas industry in the Asia-Pacific region. Mr. Binney previously served as a non-executive director of The Grande Holdings Limited from 2009 to 2010, and as an Executive Director of The Grande Holdings Limited from 2001 to 2009. He also was a member of the board of directors of Lafe Corporation Limited, a company listed on the Singapore Exchange, as a non-executive director from 2009 to 2010 and as Executive Director from 2001 until 2009. Mr. Binney was also a member of the Board of the Company from 2005 to 2008. Previous to the above appointments, Mr. Binney worked for over 10 years at major international accounting firms including KPMG and PricewaterhouseCoopers.

			Based on Mr. Binney’s experience in management, accounting and public company reporting, the Board believes that he is well qualified to serve as a director of the Company.

Kareem E. Sethi (1)	47	2007

Kareem E. Sethi has served as a director of the Company since December 2007. Mr. Sethi has served as Managing Director of Streetwise Capital Partners, Inc. since 2003. From 1999 until 2003, Mr. Sethi was Manager, Business Recovery Services for PricewaterhouseCoopers LLP.

			Based on Mr. Sethi’s experience in accounting, corporate finance and portfolio management, the Board believes that he is well qualified to serve as a director of the Company.

Kin Yuen (1)	69	2016

Kin Yuen has served as a director of the Company since June 2016. Since 2004, Mr. Yuen has served as an independent non-executive director of Huayi Tencent Entertainment Co. Ltd., a company listed on the Stock Exchange of Hong Kong Limited and engaged in entertainment and media businesses. From September 2017 to May 2024, Mr. Yuen served as an executive director of Culturecom Holdings Limited, a company listed on the Hong Kong Stock Exchange and engaged in publishing businesses. Effective May 6, 2024, Mr. Yuen is no longer an executive director of Culturecom Holdings Limited. From April 2016 to December 2020, Mr. Yuen served as an independent non-executive director of Lafe Corporation Limited, a company listed on the Singapore Exchange engaged in real property development. From 2009 to 2014, Mr. Yuen was the Chief Financial Officer and an executive director of Varitronix International Ltd., a Hong Kong-listed company and manufacturer of LCD and related products. Mr. Yuen holds a Master of Business Administration degree from the University of Toronto, Canada. He is a Chartered Professional Accountant in Canada and he is a fellow member of the Hong Kong Institute of Certified Public Accountants, and of the Association of Chartered Certified Accountants.

Based on Mr. Yuen’s extensive experience in corporate finance, financial planning, public company reporting and management, the Board believes that he is well qualified to serve as a director of the Company.

(1)     Member of the Audit Committee

Board of Directors and Committees

The Board presently consists of four directors. The Board has determined that two of the directors, Messrs. Sethi and Yuen, meet the definition of independence as established by the NYSE American listing standards and applicable SEC rules.

The Board presently has one standing committee, the Audit Committee, which is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and Rule 10A-3 thereunder. The Company’s Audit Committee currently consists of Mr. Sethi (Chairman) and Mr. Yuen, each of whom the Board has determined meets the definition of independence as established by the NYSE American listing rules and SEC rules. Mr. Sethi is currently the Chairman of the Audit Committee and the “audit committee financial expert.” Pursuant to Section 803(B)(2)(c) of the Company Guide, as a smaller reporting company the Company is required to have an audit committee of at least two independent members, as defined by the listing standards of the NYSE American.

The Audit Committee is empowered by the Board, among other things, to: (i) serve as an independent and objective party to monitor the Company’s financial reporting process, internal control system and disclosure control system; (ii) review and appraise the audit efforts of the Company’s independent auditors; (iii) assume direct responsibility for the appointment, compensation, retention and oversight of the work of the independent auditors and for the resolution of disputes between the independent auditors and the Company’s management regarding financial reporting issues; and (iv) provide the opportunity for direct communication among the independent auditors, financial and senior management and the Board. During Fiscal 2024, the Audit Committee performed its duties under a written charter approved by the Board and formally met four times. A copy of the Company’s Audit Committee Charter is posted on the Company’s website at www.emersonradio.com on the Investor Relations page.

Controlled Company

The Company does not maintain a nominating committee or a compensation committee. So long as Nimble beneficially holds more than 50% of the outstanding common stock of Emerson, Emerson is a “controlled company” as defined in Section 801(a) of the Company Guide. Accordingly, the Company relies on exemptions from certain corporate governance requirements to have (i) a majority of independent directors, (ii) a nominating and corporate governance committee composed entirely of independent directors or (iii) a compensation committee composed entirely of independent directors. The full Board, among other things, (i) identifies individuals qualified to become members of the Board and selects director nominees for election at the next Annual Meeting of Stockholders, (ii) reviews and monitors matters related to management development and succession, (iii) develops and implements executive compensation policies and pay for performance criteria, and (iv) reviews and approves salaries, bonuses and incentive awards.

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

Executive Officers

The following table sets forth certain information regarding the executive officers of Emerson as of June 27, 2024:

Name	Age	Position	Year Became Officer
Christopher Ho	73	Chief Executive Officer and President	2021
Richard Li	57	Chief Financial Officer	2022
Michael Binney	65	Executive Vice President and Chief Operating Officer	2022

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

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth information concerning compensation for services rendered in all capacities to the Company and its subsidiaries for Fiscal 2024 and for the fiscal year ended March 31, 2023 which was awarded to, earned by or paid to the Company’s named executive officers at any time during Fiscal 2024.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	All Other Compensation ($)	Total ($)
Christopher Ho
Chief Executive Officer…......…......…......	2024	$264,000	$40,000	$0	$304,000
	2023	$243,000	$10,000	$577	$253,577
Michael Binney
Chief Operating Officer…......…......…......	2024	$211,005	$29,385	$2,308	$242,698
	2023	$197,404	$8,125	$2,307	$207,836
Richard Li
Chief Financial Officer…......…......…......	2024	$123,383	$3,125	$2,308	$128,816
	2023	$101,000	$3,125	$2,307	$106,432

(1)      Represents bonus paid during the fiscal year.

Employment Agreements

During Fiscal 2024, the Company had employment agreements with certain of its named executive officers, each of which is described below.

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

Outstanding Equity Awards at Fiscal Year End

None of the Company’s named executive officers held any outstanding equity awards at March 31, 2024.

Compensation of Directors

During Fiscal 2024, the Company’s directors who were not employees (“Outside Directors”) were compensated for serving on the Board and on its various committees during the period. The Company does not compensate directors who are employees of the Company for their services as directors.

Outside Directors are each paid an annual director’s fee of $50,000. The Outside Director serving as the Chairman of the Board receives an additional annual fee of $20,000. Each Outside Director serving on the Audit Committee receives an additional fee of $15,000 per annum with no additional fee for serving as chairman of the Audit Committee. The Company does not pay any additional fees for attendance at meetings of the Board or the committees. Audit Committee fees are paid in four equal quarterly installments per annum. Audit Committee fees are pro-rated in situations where an Outside Director serves less than a full one year or periodic term.

Additionally, the Company’s directors are reimbursed their expenses for attendance at meetings.

The following table provides certain information with respect to the compensation earned or paid to the Company’s Outside Directors during Fiscal 2024.

Director Compensation for Fiscal 2024

Name	Fees Earned or Paid in Cash ($)	Total ($)
Kareem E. Sethi...........................................................................................	$65,000	$65,000
Kin Yuen......................................................................................................	$65,000	$65,000

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 27, 2024, the beneficial ownership of (i) each current director; (ii) each of the Company’s named executive officers; (iii) the Company’s current directors and executive officers as a group; and (iv) each stockholder known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock. Common stock beneficially owned and percentage ownership as of June 27, 2024, was based on 21,042,652 shares outstanding. Except as otherwise indicated and based upon the Company’s review of information as filed with the SEC, the Company believes that the beneficial owners of the securities listed have sole or shared investment and voting power with respect to such shares, subject to community property laws where applicable. Except as otherwise noted, the address of each of the following beneficial owners is c/o Emerson Radio Corp., 959 Route 46 East, Suite 210, Parsippany, New Jersey 07054.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class
Christopher Ho................................................	0	0%
Richard Li........................................................	0	0%
Michael Binney...............................................	0	0%
Kareem E. Sethi...............................................	0	0%
Kin Yuen..........................................................	0	0%
All Directors and Executive Officers as a Group (5 persons).....................................	0	0%
5% Shareholders: S&T International Distribution Ltd. ............	15,243,283 (1)	72.4%

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

Equity Compensation Plan Information

The Company did not have any equity compensation plans in existence as of March 31, 2024.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Controlling Shareholder

S&T, which is a wholly owned subsidiary of N.A.K.S., which is a wholly owned subsidiary of Nimble, collectively have the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of June 27, 2024. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the Company Guide. From time to time, the Company engages in business transactions with its controlling shareholder, Nimble, or one or more of Nimble’s direct and indirect subsidiaries. See Note 3 “Related Party Transactions” in the Notes to the Consolidated Financial Statements.

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

Director Independence

The Board presently consists of four directors — Messrs. Ho, Binney, Sethi and Yuen. The Board has determined that two of the four current directors, Messrs. Sethi and Yuen, meet the definition of independence as established by the NYSE American listing standards and applicable SEC rules.

The Company’s Audit Committee currently consists of Messrs. Sethi (Chairman) and Yuen.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all permitted non-audit work performed by the Company’s independent registered public accountants, Grassi & Co., CPAs, P.C. ("Grassi") for the fiscal year ended March 31, 2024 and MSPC Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”) for the fiscal year ended March 31, 2023, is approved in advance by the Audit Committee, including the proposed fees for such work, in order to ensure that the provision of such services does not impair the public accountants’ independence. The Audit Committee is informed of each service actually rendered. All fees described below were approved by the Audit Committee in compliance with such pre-approval policies and procedures for the fiscal years ended March 31, 2024 and 2023, respectively.

• Audit Fees. Audit fees billed to the Company by Grassi for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K, and reviews by Grassi and MSPC of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, for the fiscal years ended March 31, 2024 and 2023 totaled approximately $168,000 and $91,000, respectively.

• Audit-Related Fees. The Company was not billed for any audit-related fees by Grassi or MSPC for the fiscal years ended March 31, 2024 or 2023, respectively.

• Tax Fees. The Company was not billed by Grassi or MSPC for tax services for the fiscal years ended March 31, 2024 or 2023, respectively.

• All Other Fees. The Company was not billed by Grassi or MSPC for the fiscal years ended March 31, 2024 and 2023, respectively, for any permitted non-audit services.

PART IV

Item 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements. The following financial statements of Emerson Radio Corp. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended March 31, 2024 and 2023

Consolidated Balance Sheets as of March 31, 2024 and 2023

Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended March 31, 2024 and 2023

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

3.2.2	Amendment effective as of November 10, 2009 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.1 of Emerson’s Current Report on Form 8-K filed on November 16, 2009).

3.2.3	Amendment effective as of August 31, 2011 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.2 of Emerson’s Current Report on Form 8-K filed on September 7, 2011).

3.2.4	Amendment effective as of June 22, 2020 to the By-Laws of Emerson adopted March 1994 (incorporated by reference to Exhibit 3.1 of Emerson’s Current Report on Form 8-K filed on June 24, 2020).

4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 of Emerson’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed on June 26, 2020).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Emerson’s Form 10-Q for the quarter ended December 31, 2014.) †

10.2	Employment agreement dated July 19, 2021 between Emerson Radio (Hong Kong) Limited and Mr. Christopher Ho (incorporated by reference to Exhibit 10.1 to Emerson’s Form 8-K, dated July 20, 2021). †

10.3

Employment agreement dated January 16, 2022 between Emerson Radio (Hong Kong) Limited and Mr. Michael Andrew Barclay Binney (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K, filed on January 21, 2022). †

10.4	Amendment dated July 6, 2023 to employment agreement dated January 16, 2022 between Emerson Radio (Hong Kong) Limited and Mr. Michael Andrew Barclay Binney. (incorporated by reference to Exhibit 10.4 to Emerson’s Current Report on Form 8-K, filed on July 27, 2023). †

10.5

Employment agreement dated January 16, 2022 between Emerson Radio (Hong Kong) Limited and Mr. Richard Li (incorporated by reference to Exhibit 10.1 to Emerson’s Current Report on Form 8-K, filed on January 18, 2022). †

21.1	Principal Subsidiaries of the Company as of March 31, 2024.*

23.1	Consent of Independent Registered Public Accounting Firm — GRASSI & CO., CPAs, P.C.,*

23.2	Consent of Independent Registered Public Accounting Firm — MSPC, Certified Public Accountants and Advisors, Professional Corporation.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97	Incentive Compensation Recoupment Policy*

101.INS	Inline XBRL Instance Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

Item 16.	FORM 10-K SUMMARY

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
Richard Li
Chief Financial Officer
Principal Financial and Accounting Officer

Dated: June 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher W. Ho	Chairman of the Board and	June 27, 2024
Christopher W. Ho	Chief Executive Officer

/s/ Richard Li	Chief Financial Officer	June 27, 2024
Richard Li

/s/ Michael Binney	Chief Operating Officer and Director	June 27, 2024
Michael Binney

/s/ Kareem E. Sethi	Director	June 27, 2024
Kareem E. Sethi

/s/ Kin Yuen	Director	June 27, 2024
Kin Yuen