Form 10-Q
period 2024-09-30
EMERSON RADIO CORP
filed 2024-11-14
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of common stock as of November 14, 2024: 21,042,652.

4

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023

Net revenues:
Net product sales	$2,670	$2,414	$4,799	$4,146
Licensing revenue	68	24	137	101
Net revenues	2,738	2,438	4,936	4,247
Costs and expenses:
Cost of sales	2,466	2,040	4,470	3,510
Selling, general and administrative expenses	1,389	1,064	2,805	2,262
Total cost of sales and SG&A	3,855	3,104	7,275	5,772
Operating loss	(1,117)	(666)	(2,339)	(1,525)
Other income:
Settlement of litigation	—	3,100	—	3,100
Interest income, net	236	289	499	583
(Loss) income before income taxes	(881)	2,723	(1,840)	2,158
Provision for income tax expense	—	88	3	88
Net (loss) income	(881)	2,635	(1,843)	2,070
Basic (loss) income per share	$(0.04)	$0.13	$(0.09)	$0.10
Diluted (loss) income per share	$(0.04)	$0.13	$(0.09)	$0.10
Weighted average shares outstanding
Basic	21,042,652	21,042,652	21,042,652	21,042,652
Diluted	21,042,652	21,042,652	21,042,652	21,042,652

The accompanying notes are an integral part of the condensed consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	September 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$464	$19,890
Short term investments	16,277	—
Accounts receivable, net	2,112	1,343
Licensing receivable	37	37
Inventory	6,128	6,953
Prepaid purchases	298	107
Prepaid expenses and other current assets	410	274
Total Current Assets	25,726	28,604
Non-Current Assets:
Property and equipment, net	245	95
Right-of-use asset-operating leases	509	282
Right-of-use asset-finance leases	6	—
Other assets	84	84
Total Non-Current Assets	844	461
Total Assets	$26,570	$29,065
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	838	1,158
Due to affiliate	1	1
Short-term operating lease liability	128	93
Short-term finance lease liability	1	—
Income tax payable, current portion	668	531
Deferred revenue	149	191
Total Current Liabilities	1,785	1,974
Non-Current Liabilities:
Long-term operating lease liability	397	198
Long-term finance lease liability	6	—
Income tax payable-deferred	—	668
Total Non-Current Liabilities	403	866
Total Liabilities	$2,188	$2,840
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at September 30, 2024 and March 31, 2024, respectively; 21,042,652 shares outstanding at September 30, 2024 and March 31, 2024, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(26,048)	(24,205)
Treasury stock, at cost (31,923,145 shares at September 30, 2024 and March 31, 2024, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	24,382	26,225
Total Liabilities and Shareholders’ Equity	$26,570	$29,065

The accompanying notes are an integral part of the condensed consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2024	2023
	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(1,843)	$2,070
Adjustments to reconcile net loss to net cash (used) by operating activities:
Non-cash lease expense	86	77
Depreciation and amortization	37	10
Changes in assets and liabilities:
Accounts receivable	(769)	(668)
Licensing receivable	—	233
Inventory	825	(1,927)
Prepaid purchases	(191)	(133)
Prepaid expenses and other current assets	(136)	(57)
Other assets	—	(10)
Accounts payable and other current liabilities	(320)	(61)
Right of use assets-operating	(313)	(248)
Right of use assets-finance	(6)	—
Short term lease liabilities	35	23
Long term lease liabilities	199	157
Income taxes payable	(531)	(313)
Advanced deposits	—	(3,316)
Deferred revenue	(42)	(149)
Net cash (used) by operating activities	(2,969)	(4,312)
Cash Flows From Investing Activities:
Purchases of short-term investments	(16,277)	—
Additions to property and equipment	(187)	(85)
Net cash (used) by investing activities	(16,464)	(85)
Cash Flows from Financing Activities:
Short term finance liability	1	—
Long term finance liability	6	—
Net cash provided by financing activities	7	—
Net (decrease) in cash and cash equivalents	(19,426)	(4,397)
Cash and cash equivalents at beginning of the period	19,890	25,268
Cash and cash equivalents at end of the period	$464	$20,871
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$313	248
Right-of-use assets obtained in exchange for new finance lease liabilities	$6	—
Supplemental disclosures:
Cash paid for:
Interest	$3	$3
Income taxes	$535	$401

The accompanying notes are an integral part of the condensed consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Additional			Total
	Number	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	of Shares	Value	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2024	3,677	$3,310	52,965,797	$529	$79,792	$(24,205)	$(33,201)	$26,225
Net loss	—	—	—	—	—	(962)	—	(962)
Balance — June 30, 2024	3,677	$3,310	52,965,797	$529	$79,792	$(25,167)	$(33,201)	$25,263
Net loss	—	—	—	—	—	(881)	—	(881)
Balance — September 30, 2024	3,677	$3,310	52,965,797	$529	$79,792	$(26,048)	$(33,201)	$24,382

	Preferred Stock		Common Stock		Additional			Total
	Number	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	of Shares	Value	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2023	3,677	$3,310	52,965,797	$529	$79,792	$(24,971)	$(33,201)	$25,459
Net loss	—	—	—	—	—	(565)	—	(565)
Balance — June 30, 2023	3,677	$3,310	52,965,797	$529	$79,792	$(25,536)	$(33,201)	$24,894
Net income	—	—	—	—	—	2,635	—	2,635
Balance — September 30, 2023	3,677	$3,310	52,965,797	$529	$79,792	$(22,901)	$(33,201)	$27,529

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

The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s condensed consolidated financial position as of  September 30, 2024 and the results of operations for the three and six month periods ended September 30, 2024 and September 30, 2023. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the condensed consolidated financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and accordingly do not include all of the disclosures normally made in the Company’s annual condensed consolidated financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto for the fiscal year ended  March 31, 2024 (“fiscal 2024”), included in the Company’s Annual Report on Form 10-K for fiscal 2024.

The results of operations for the three and six month periods ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for any other condensed period or for the full year ending March 31, 2025 (“fiscal 2025”).

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

Accounting Standards Update 2023-07 Segment Reporting (Topic 280): "Improvements to Reportable Segment Disclosures” (Issued October 2023)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): "Improvements to Reportable Segment Disclosures" ("ASU 2023-07") to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this guidance did not have any impact on the Company's segment reporting.

Segment Reporting

The Company operates as one reportable segment under Accounting Standards Codification "(ASC)" 280, Segment Reporting. The chief operating decision maker regularly reviews the financial information of the Company at a consolidated level in determining how to allocate resources and in assessing performance.

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

Licensing: In addition to the distribution of products, the Company grants licenses for the right to access the Company’s intellectual property, specifically the Company’s trademarks, for a stated term for the manufacture and/or sale of consumer electronics and other products under agreements which require payment of either (i) a non-refundable minimum guaranteed royalty or, (ii) the greater of (a) the actual royalties due (based on a contractual calculation, normally comprised of actual product sales by the licensee multiplied by a stated royalty rate, or “Sales Royalties”) or (b) a minimum guaranteed royalty amount. In the case of the foregoing clause (i), such amounts are recognized as revenue on a straight-line basis over the term of the license agreement. In the case of the foregoing clause (ii), Sales Royalties in excess of guaranteed minimums are accounted for as variable fees and are not recognized as revenue until the Company has ascertained that the licensee’s sales of products have exceeded the guaranteed minimum. In effect, the Company recognizes the greater of Sales Royalties earned to date or the straight-line amount of minimum guaranteed royalties to date. In the case where a royalty is paid to the Company in advance, the royalty payment is initially recorded as a liability and recognized as revenue as the royalties are deemed to be earned according to the principles outlined above. As of September 30, 2024, the Company recorded deferred revenue of approximately $149,000 as compared to approximately $191,000 as of March 31, 2024 on its condensed consolidated balance sheets. As of September 30, 2023, the Company recorded deferred revenue of nil as compared to approximately $149,000 as of March 31, 2023 on its condensed consolidated balance sheets. All of the deferred revenue for the periods presented are related to licensing revenue.

Disaggregation of Revenue

	Three Months Ended September 30,		Six Months Ended September 30,
Disaggregation of revenue (in 000's)	2024	2023	2024	2023

Net revenues by type:
Net product sales	$2,670	$2,414	$4,799	$4,146
Licensing revenue	68	24	137	101
Total:	2,738	2,438	4,936	4,247

Net revenues by customers: (over 10%)
Walmart	$1,190	$1,525	$2,038	$2,345
Amazon.com	999	517	1,984	1,085
Fred Meyer	379	287	544	618
Total:	2,568	2,329	4,566	4,048

NOTE 2— EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts). Weighted average shares includes the impact of shares held in treasury.

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023

Numerator:
Net (loss) income	$(881)	$2,635	$(1,843)	$2,070
Denominator:
Denominator for basic and diluted loss/income per share — weighted average shares	21,042,652	21,042,652	21,042,652	21,042,652
Net (loss) income per share:
Basic and diluted (loss) income per share	$(0.04)	$0.13	$(0.09)	$0.10

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at September 30, 2024 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At September 30, 2024, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of September 30, 2024 and March 31, 2024, inventories consisted of the following (in thousands):

	September 30, 2024	March 31, 2024
Finished goods	$6,128	$6,953

NOTE 5 — INCOME TAXES

At September 30, 2024, the Company had $16.6 million of U.S. federal net operating loss (“NOL”) carry forwards. These losses do not expire but are limited to utilization of 80% of taxable income in any one year. At September 30, 2024, the Company had approximately $16.7 million of U.S. state NOL carry forwards. The tax benefits related to these state NOL carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

The income of foreign subsidiaries before taxes was $249,000 for the three month period ended September 30, 2024 as compared to income of foreign subsidiaries before taxes of $296,000 for the three month period ended September 30, 2023. The income of foreign subsidiaries before taxes was $520,000 for the six month period ended September 30, 2024 as compared to income of foreign subsidiaries before taxes of $599,000 for the six month period ended September 30, 2023.

The Company analyzed the future reasonability of recognizing its deferred tax assets at September 30, 2024. As a result, the Company concluded that a 100% valuation allowance of approximately $4,837,000 would be recorded against the assets.

Although the Company generated a net operating loss, it recorded income tax expense of approximately nil and $3,000 during the three and six month periods ended September 30, 2024, respectively, primarily resulting from state income taxes. During the three and six month periods ended September 30, 2023, the Company generated net income and recorded income tax expense of approximately $88,000 and $88,000, respectively, of which approximately $9,000 resulted from state income taxes.. After the adoption of ASU 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes”during fiscal 2022, these non-income based state taxes are now reported within selling, general and administrative expenses.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of September 30, 2024, the Company’s open tax years for examination for U.S. federal tax are 2017-2024, and for U.S. states’ tax are 2015-2024. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

As of September 30, 2024, the Company is asserting under ASC 740-30 that all of the unremitted earnings of its foreign subsidiaries are indefinitely invested. The Company evaluates this assertion each period based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S.

As of September 30, 2024 and March 31, 2024, the Company had a federal tax liability of approximately $668,000 and $1,202,000, respectively, related to the repatriation of the Company’s undistributed earnings of its foreign subsidiaries as required by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). As of September 30, 2024 and March 31, 2024, the Company’s short term portion was approximately $668,000 and $534,000, respectively, and the long term portion was nil and approximately $668,000, respectively.

The liability is payable over 8 years. The first five installments were each equal to 8%, the sixth was equal to 15%, the seventh was equal to 20% and the final installment is equal to 25% of the liability. As of September 30, 2024, the Company has paid seven of the eight installments. Each installment must be remitted on or before July 15th of the year in which such installment is due.

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

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the SEC on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of September 30, 2024. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

Related Party Transactions

Charges of rental and utility fees on office space in Hong Kong

During the three and six month periods ended September 30, 2024, the Company was billed approximately $36,000 and $76,000, respectively, for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board of Directors ("Chairman"). As of September 30, 2024 the Company owed approximately $1,000 to VACL related to these charges. During the three month and six month periods ended September 30, 2023, the Company was billed approximately $40,000 and $79,000, respectively, for rental and utility fees from VACL, which is a company related to the Company's Chairman. As of September 30, 2023 the Company owed approximately $1,000 to VACL related to these charges.

Charges for promotional items

During the three and six month periods ended September 30, 2024, the Company purchased nil and approximately $30,000, respectively, of promotional items from The Whisky Capital Pte Ltd ("TWCPL"), which is a company related to the Company's Chairman. As of  September 30, 2024 the Company owed nil to TWCPL related to these charges. During the three and six month periods ended September 30, 2023, the Company had no transactions with TWCPL.

NOTE 7 — SHORT TERM DEPOSITS AND INVESTMENTS

As of September 30, 2024 and March 31, 2024, the Company held nil and approximately $19.1 million, respectively, in term deposits. Such term deposits had maturity dates of 90 days or less and, as a result, were classified as cash equivalents. As of September 30, 2024 and March 31, 2024, the Company held approximately $16.3 million and nil, respectively, in short term investments which had maturity dates greater than 90 days.

NOTE 8 — CONCENTRATION RISK

Customer Concentration

For the three month period ended September 30, 2024, the Company’s three largest customers accounted for approximately 86% of the Company’s net revenues, of which Walmart Inc. ("Walmart") accounted for approximately 42%, Amazon.com ("Amazon") accounted for approximately 31% and Fred Meyer accounted for approximately 13%. No other customer accounted for greater than 10% of the Company's net revenues during the period.

For the six month period ended September 30, 2024, the Company’s three largest customers accounted for approximately 84% of the Company’s net revenues, of which Walmart accounted for approximately 39%, Amazon accounted for approximately 34% and Fred Meyer accounted for approximately 11%. No other customer accounted for greater than 10% of the Company's net revenues during the period.

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

Product Concentration

For the three and six month periods ended September 30, 2024, the Company’s gross product sales included microwave ovens, which generated approximately 43% and 45%, respectively, of the Company’s gross product sales and audio products, which generated approximately 55% and 52%, respectively, of the Company’s gross product sales. No other products accounted for greater than 10% of the Company's gross product sales during the period.

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

Concentrations of Credit Risk

As a percentage of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top four customers accounted for approximately 42%, 23%, 16% and 14% respectively, as of September 30, 2024. No other customers accounted for greater than 10% of the Company's total trade accounts receivable, net of specific reserves, as of such date. As a percentage of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top three customers accounted for approximately 34%, 30% and 25%, respectively, as of March 31, 2024. No other customers accounted for greater than 10% of the Company's total trade accounts receivable, net of specific reserves, as of such date. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash balances on deposit in the U.S. as of September 30, 2024 and March 31, 2024 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash, cash equivalents and restricted cash balances in excess of these FDIC-insured limits were approximately $0.2 million and approximately $19.6 million at September 30, 2024 and March 31, 2024, respectively.

Supplier Concentration

During the three month period ended September 30, 2024, the Company procured 91% of its products for resale from its four largest factory suppliers, of which approximately 47% was supplied by its largest supplier and approximately 16%, 16% and 12%, respectively, was supplied by the other three suppliers. During the three month period ended September 30, 2023, the Company procured 80% of its products for resale from its three largest factory suppliers, of which approximately 34% was supplied by its largest supplier and approximately 31% and 15%, respectively, was supplied by the other two suppliers. No other suppliers accounted for greater than 10% for either three month periods ended September 30, 2024 or  September 30, 2023.

During the six month period ended September 30, 2024, the Company procured 100% of its products for resale from its five largest factory suppliers, of which approximately 38% was supplied by its largest supplier and approximately 19%, 17%, 16% and 10%, respectively, was supplied by the other three suppliers. During the six month period ended September 30, 2023, the Company procured 80% of its products for resale from its three largest factory suppliers, of which approximately 39% was supplied by its largest supplier and approximately 24% and 17%, respectively, was supplied by the other two suppliers. No other suppliers accounted for greater than 10% for either six month periods ended September 30, 2024 or  September 30, 2023.

NOTE 9 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of thirty-five to fifty-seven months. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during the quarter ended September 30, 2024 to indicate that a reassessment or re-measurement of the Company’s existing leases was required.

As of September 30, 2024, the Company’s current operating lease liabilities and finance lease liabilities were $128,000 and $1,000, respectively and its non-current operating lease liabilities and finance lease liabilities were $397,000 and $6,000, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of September 30, 2024 was $509,000 and $6,000, respectively.

As disclosed in "Note 6 - Related Party Transactions", the Company's Hong Kong office space is being leased from VACL, which is a company related to the Company's Chairman. As of  September 30, 2024, the current operating liability of this lease is approximately $95,000 and its non-current liability is $211,000. Its right-of-use asset value is approximately $306,000, as of  September 30, 2024.

The components of lease costs, which were included in operating expenses in the Company’s condensed consolidated statements of operations, were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Lease cost
Operating lease cost	$48	$52	$100	$89

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	42	43	95	80

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	313	248	313	248
Finance leases	6	—	6	—

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of September 30, 2024	As of September 30, 2023
Operating leases	41.3	44.7
Finance leases	56.2	8.2

Weighted average discount rate
Operating leases	10.39%	9.28%
Finance leases	10.50%	7.50%

As of  September 30, 2024 the maturities of lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases

2025	$92	$1
2026	226	2
2027	187	2
2028	118	2
2029	52	2
Thereafter	—	—
Total lease payments	$675	$9
Less: Imputed interest	(150)	(2)
Total	$525	$7

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

Results of Operations

The following table summarizes certain financial information for the three and six month periods ended September 30, 2024 (fiscal 2025) and September 30, 2023 (fiscal 2024) (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net product sales	$2,670	$2,414	$4,799	$4,146
Licensing revenue	68	24	137	101
Net revenues	2,738	2,438	4,936	4,247
Cost of sales	2,466	2,040	4,470	3,510
Selling, general and administrative expenses	1,389	1,064	2,805	2,262
Operating loss	(1,117)	(666)	(2,339)	(1,525)
Settlement of litigation	—	3,100	—	3,100
Interest income, net	236	289	499	583
(Loss) income before income taxes	(881)	2,723	(1,840)	2,158
Provision for income taxes	—	88	3	88
Net (loss) income	$(881)	$2,635	$(1,843)	$2,070

Net product sales — Net product sales for the three month period ended September 30, 2024 were approximately $2.7 million as compared to approximately $2.4 million for the three month period ended September 30, 2023, an increase of approximately $0.3 million, or 10.6%. The Company’s sales during the three month period ended September 30, 2024 were highly concentrated among its three largest customers –Walmart, Amazon, and Fred Meyer – comprising in the aggregate approximately 88% of the Company’s total net product sales. The Company’s sales during the three month period ended September 30, 2023, were highly concentrated among its three largest customers – Walmart, Amazon and Fred Meyer – comprising in the aggregate approximately 91% of the Company’s total net product sales.

Net product sales for the six month period ended September 30, 2024 were approximately $4.8 million as compared to approximately $4.1 million for the six month period ended September 30, 2023, an increase of approximately $0.7 million, or 15.8%. The Company’s sales during the six month period ended September 30, 2024 were highly concentrated among its three largest customers – Walmart, Amazon and Fred Meyer – comprising in the aggregate approximately 86% of the Company’s total net product sales. The Company’s sales during the six month period ended September 30, 2023, were highly concentrated among its three largest customers – Walmart, Amazon and Fred Meyer – comprising in the aggregate approximately 91% of the Company’s total net product sales.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $11,000 and $3,000 for the three month periods ended September 30, 2024 and September 30, 2023, respectively, and by approximately $21,000 and $6,000 for the six month periods ended September 30, 2024 and September 30, 2023, respectively. The major elements which contributed to the overall increase in net product sales were as follows:

i)    Houseware products:      Net sales of houseware products increased approximately $0.5 million, or 67.5%, to approximately $1.2 million for the three month period ended September 30, 2024 as compared to approximately $0.7 million for the three month period ended September 30, 2023, driven by increased net sales of newly introduced microwave ovens and refrigerators to the market. Net sales of houseware products increased approximately $0.9 million, or 65.0%, to approximately $2.3 million for the six month period ended September 30, 2024 as compared to approximately $1.4 million for the six month period ended September 30, 2023, driven by increased net sales of newly introduced microwave ovens and refrigerators to the market.

ii)   Audio products:              Net sales of audio products decreased approximately $0.2 million, or 13.4%, to approximately $1.5 million for the three month period ended September 30, 2024 as compared to approximately $1.7 million for the three month period ended September 30, 2023. Net sales of audio products decreased approximately $0.2 million, or 9.5%, to $2.5 million for the six month period ended September 30, 2024 as compared to approximately $2.7 million for the six month period ended September 30, 2023.

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

Licensing revenue — Licensing revenue for the three month period ended September 30, 2024 was approximately $68,000 as compared to approximately $24,000 for the three month period ended September 30, 2023, an increase of approximately $44,000, or 183.3%. The increase for the three month period ended September 30, 2024, was the result of an annual escalation of guaranteed minimum royalties from an ongoing licensee and the revenue earned from a new licensee. Licensing revenue for the six month period ended September 30, 2024 was approximately $137,000 as compared to approximately $101,000 for the six month period ended September 30, 2023, an increase of approximately $36,000, or 35.6%. The year-over-year increase was the result of an annual escalation of guaranteed minimum royalties from an ongoing licensee and the revenue earned from a new licensee partially offset by lost revenue from a terminated licensee in June 2023.

Net revenues — Net revenues were approximately $2.7 million for the three month period ended September 30, 2024 as compared to approximately $2.4 million for the three month period ended September 30, 2023, an increase of approximately $0.3 million, or 12.3%. The increase in net revenues can be attributed primarily to the introduction of new models of the Company's houseware products to the marketplace as well as increased demand from the Company's key customers.

Net revenues were approximately $4.9 million for the six month period ended September 30, 2024 as compared to approximately $4.2 million for the six month period ended September 30, 2023, an increase of approximately $0.7 million, or 16.2%. The increase in net revenues can be attributed primarily to the introduction of new models of the Company's houseware products to the marketplace as well as increased demand from the Company's key customers.

Cost of sales — Cost of sales increased approximately $0.4 million, or 20.9% to approximately $2.5 million for the three month period ended September 30, 2024 as compared to approximately $2.1 million for the three month period ended September 30, 2023. The increase in absolute terms for the three month period ended September 30, 2024 as compared to the three month period ended September 30, 2023 was primarily related to an increase in net product sales, increased carrying costs of inventory and the product mix of sales in the current quarter.

Cost of sales increased approximately $1.0 million, or 27.4% to approximately $4.5 million for the six month period ended September 30, 2024 as compared to approximately $3.5 million for the six month period ended September 30, 2023. The increase in absolute terms for the six month period ended September 30, 2024 as compared to the six month period ended September 30, 2023 was primarily related to an increase in net product sales, increased carrying costs of inventory and the product mix of sales in the current six month period.

Selling, general and administrative expenses (“S,G&A”) — S,G&A was approximately $1.4 million for the three month period ended September 30, 2024 as compared to approximately $1.1 million for the three month period ended September 30, 2023, an increase of approximately $0.3 million or 30.6%. S,G&A, as a percentage of net revenues, was approximately 50.7% for the three month period ended September 30, 2024 as compared to approximately 43.6% for the three month period ended September 30, 2023. The increase in S,G&A for the three month period ended September 30, 2024 as compared to the three month period ended September 30, 2023 was driven primarily by increased compensation costs of approximately $259,000, increased audit fees of approximately $29,000, and increased advertising expense of approximately $27,000, partially offset by a decrease in legal fees of approximately $57,000. Compensation costs for the three month period ended September 30, 2024 were approximately $822,000 as compared to approximately $563,000 for the three month period ended September 30, 2023. Audit fees for the three month period ended September 30, 2024 were approximately $54,000 as compared to approximately $25,000 for the three month period ended September 30, 2023. Advertising expense for the three month period ended September 30, 2024 were approximately $45,000 as compared to approximately $18,000 for the three month period ended September 30, 2023. Legal fees for the three month period ended September 30, 2024 were approximately $55,000 as compared to approximately $112,000 for the three month period ended September 30, 2023.

S,G&A was approximately $2.8 million for the six month period ended September 30, 2024 as compared to approximately $2.3 million for the six month period ended September 30, 2023, an increase of approximately $0.5 million or 24.0%. S,G&A, as a percentage of net revenues, was approximately 56.8% for the six month period ended September 30, 2024 as compared to approximately 53.3% for the six month period ended September 30, 2023. The increase in S,G&A for the six month period ended September 30, 2024 as compared to the six month period ended September 30, 2023 was driven primarily by increased compensation costs of approximately $395,000, increased audit fees of approximately $70,000, and increased advertising expense of approximately $26,000. Compensation costs for the six month period ended September 30, 2024 were approximately $1,517,000 as compared to approximately $1,122,000 for the six month period ended September 30, 2023. Audit fees for the six month period ended September 30, 2024 were approximately $120,000 as compared to approximately $50,000 for the six month period ended September 30, 2023. Advertising expense for the six month period ended September 30, 2024 were approximately $73,000 as compared to approximately $47,000 for the six month period ended September 30, 2023.

Settlement of litigation — Based on a judgement affirmation by the U.S. Court of Appeals for the Third Circuit in September 2023, the Company recorded income of $3.1 million for the three month period ended September 30, 2023, which was the remaining balance of the advanced deposits. See "Note 10 - Legal Proceedings" in the Notes to the Consolidated Financial Statements.

Interest income, net — Interest income, net, was approximately $236,000 for the three month period ended September 30, 2024 as compared to approximately $289,000 for the three month period ended September 30, 2023, a decrease of approximately $53,000. The decrease was primarily due to lower levels of cash invested on the Company’s short term investments.

Interest income, net, was approximately $499,000 for the six month period ended September 30, 2024 as compared to approximately $583,000 for the six month period ended September 30, 2023, a decrease of approximately $84,000. The decrease was primarily due to lower levels of cash invested on the Company’s short term investments.

Provision for income taxes — For the three month period ended September 30, 2024, the Company recorded income tax expense of nil as compared to approximately $88,000 for the three month period ended September 30, 2023. For the six month period ended September 30, 2024, the Company recorded income tax expense of approximately $3,000 as compared to $88,000 for the six month period ended September 30, 2023.The Company under the adoption of ASU 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” incurred non-income based state taxes of approximately $9,000 for both of the six month periods ended September 30, 2024 and September 30, 2023, which are now reported as S,G&A. See “Note 5 – Income Taxes”.

Although the Company generated a net loss during the three and six months ended September 30, 2024, it is unable to realize an income tax benefit until the Company can demonstrate the ability to generate net income on a sustained basis. Therefore, the Company is obligated to record a 100% valuation allowance against the deferred tax assets.

Net loss (income) — As a result of the foregoing factors, the Company realized a net loss of approximately $881,000 for the three month period ended September 30, 2024 as compared to net income of approximately $2,365,000 for the three month period ended September 30, 2023.

As a result of the foregoing factors, the Company realized a net loss of approximately $1,843,000 for the six month period ended September 30, 2024 as compared to net income of approximately $2,070,000 for the six month period ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024, the Company had cash and cash equivalents of approximately $0.5 million as compared to approximately $19.9 million at March 31, 2024. Cash and cash equivalents includes short term investments in deposits which were classified as cash equivalents of nil as of September 30, 2024 compared to approximately $19.1 million of such deposits as of March 31, 2024. Working capital decreased to approximately $23.9 million at September 30, 2024 as compared to approximately $26.6 million at March 31, 2024. The decrease in cash and cash equivalents of approximately $19.4 million was due to an increase in short term deposits of approximately $16.3 million, the net loss generated during the period of approximately $1.8 million, an increase in accounts receivable of approximately $0.8 million, a decrease in long-term taxes payable of approximately $0.7 million, a decrease in accounts payable and other current liabilities of approximately $0.3 million, an increase in right of use assets of approximately $0.2 million, an increase in prepaid purchases of approximately $0.2 million and an increase in prepaid expenses and other current liabilities of approximately $0.1 million, partially offset by a decrease in inventory of approximately $0.8 million and an increase in long term operating lease liabilities of approximately $0.2 million.

Cash Flows

Net cash used by operating activities was approximately $2.9 million for the six month period ended September 30, 2024, resulting from the loss generated during the period of approximately $1.8 million, an increase in accounts receivable of approximately $0.8 million, a decrease in income taxes payable of approximately $0.5 million, a decrease in accounts payable and other current liabilities of $0.3 million, an increase in right of use assets of approximately $0.3 million and an increase in prepaid purchases of approximately $0.2 million, partially offset by a decrease in inventory of approximately $0.8 million and an increase in long term lease liabilities of approximately $0.2 million.

Net cash used by investing activities was approximately $16.5 million for the six month period ended September 30, 2024 due to purchases of short-term investments of approximately $16.3 million and additions to property and equipment of approximately $0.2 million.

Net cash provided by financing activities was approximately $7,000 for the six month period ended September 30, 2024 due to a new copier lease.

Sources and Uses of Funds

The Company’s principal existing sources of cash are generated from operations and its existing short-term deposits and investments. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2024, the Company did not have any off-balance sheet arrangements as defined under the rules of the SEC.

Recent Accounting Pronouncement

The following ASU was issued by the FASB which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates.

Accounting Standards Update 2023-07 Segment Reporting (Topic 280): "Improvements to Reportable Segment Disclosures” (Issued October 2023)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): "Improvements to Reportable Segment Disclosures" ("ASU 2023-07") to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this guidance did not have any impact on the Company's segment reporting.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2024, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Christopher W. Ho
Date: November 14, 2024	Christopher W. Ho
Chief Executive Officer (Principal Executive Officer)

/s/ Richard Li
Date: November 14, 2024	Richard Li
Chief Financial Officer (Principal Financial and Accounting Officer)