Form 10-Q
period 2024-12-31
EMERSON RADIO CORP
filed 2025-02-14
CIK 32621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Indicate the number of shares outstanding of common stock as of February 14, 2025: 21,042,652.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023

Net revenues:
Net product sales	$3,892	$2,599	$8,691	$6,745
Licensing revenue	111	23	248	124
Net revenues	4,003	2,622	8,939	6,869
Costs and expenses:
Cost of sales	3,512	2,144	7,982	5,654
Selling, general and administrative expenses	1,224	1,202	4,029	3,464
Total cost of sales and SG&A	4,736	3,346	12,011	9,118
Operating loss	(733)	(724)	(3,072)	(2,249)
Other income:
Settlement of litigation	—	—	—	3,100
Interest income, net	206	289	705	872
(Loss) income before income taxes	(527)	(435)	(2,367)	1,723
(Benefit) provision for income tax expense	—	(14)	3	74
Net (loss) income	(527)	(421)	(2,370)	1,649
Basic (loss) income per share	$(0.03)	$(0.02)	$(0.11)	$0.08
Diluted (loss) income per share	$(0.03)	$(0.02)	$(0.11)	$0.08
Weighted average shares outstanding
Basic	21,042,652	21,042,652	21,042,652	21,042,652
Diluted	21,042,652	21,042,652	21,042,652	21,042,652

The accompanying notes are an integral part of the condensed consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	December 31, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$689	$19,890
Short term investments	15,756	—
Accounts receivable, net of allowances for credit losses of $313,000 and $257,000 as of December 31, 2024 and March 31, 2024, respectively	3,512	1,343
Licensing receivable	29	37
Inventory	5,157	6,953
Prepaid purchases	139	107
Prepaid expenses and other current assets	281	274
Total Current Assets	25,563	28,604
Non-Current Assets:
Property and equipment, net	232	95
Right-of-use asset-operating leases	476	282
Right-of-use asset-finance leases	6	—
Other assets	77	84
Total Non-Current Assets	791	461
Total Assets	$26,354	$29,065
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	1,205	1,158
Due to affiliate	1	1
Short-term operating lease liability	132	93
Short-term finance lease liability	1	—
Income tax payable, current portion	668	531
Deferred revenue	127	191
Total Current Liabilities	2,134	1,974
Non-Current Liabilities:
Long-term operating lease liability	360	198
Long-term finance lease liability	5	—
Income tax payable-deferred	—	668
Total Non-Current Liabilities	365	866
Total Liabilities	$2,499	$2,840
Shareholders’ Equity:
Series A Preferred shares — 10,000,000 shares authorized; 3,677 shares issued and outstanding; liquidation preference of $3,677,000	3,310	3,310
Common shares — $0.01 par value, 75,000,000 shares authorized; 52,965,797 shares issued at December 31, 2024 and March 31, 2024, respectively; 21,042,652 shares outstanding at December 31, 2024 and March 31, 2024, respectively	529	529
Additional paid-in capital	79,792	79,792
Accumulated deficit	(26,575)	(24,205)
Treasury stock, at cost (31,923,145 shares at December 31, 2024 and March 31, 2024, respectively)	(33,201)	(33,201)
Total Shareholders’ Equity	23,855	26,225
Total Liabilities and Shareholders’ Equity	$26,354	$29,065

The accompanying notes are an integral part of the condensed consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2024	2023
	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(2,370)	$1,649
Adjustments to reconcile net loss to net cash (used) by operating activities:
Non-cash lease expense	119	121
Depreciation and amortization	58	17
Changes in assets and liabilities:
Accounts receivable	(2,169)	78
Licensing receivable	8	17
Inventory	1,796	(1,948)
Prepaid purchases	(32)	110
Prepaid expenses and other current assets	(7)	(7)
Other assets	7	(10)
Accounts payable and other current liabilities	47	646
Right of use assets-operating	(313)	(248)
Right of use assets-finance	(6)	—
Short term lease liabilities	39	(11)
Long term lease liabilities	162	146
Income taxes payable	(531)	(326)
Advanced deposits	—	(3,316)
Deferred revenue	(64)	63
Net cash (used) by operating activities	(3,256)	(3,019)
Cash Flows From Investing Activities:
Proceeds from sale of short-term investments	521	—
Purchases of short-term investments	(16,277)	(18,505)
Additions to property and equipment	(195)	(107)
Net cash (used) by investing activities	(15,951)	(18,612)
Cash Flows from Financing Activities:
Short term finance liability	1	—
Long term finance liability	5	—
Net cash provided by financing activities	6	—
Net (decrease) in cash and cash equivalents	(19,201)	(21,631)
Cash and cash equivalents at beginning of the period	19,890	25,268
Cash and cash equivalents at end of the period	$689	$3,637
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$313	248
Right-of-use assets obtained in exchange for new finance lease liabilities	$6	—
Supplemental disclosures:
Cash paid for:
Interest	$6	$4
Income taxes	$535	$401

The accompanying notes are an integral part of the condensed consolidated financial statements.

EMERSON RADIO CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Additional			Total
	Number	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	of Shares	Value	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2024	3,677	$3,310	52,965,797	$529	$79,792	$(24,205)	$(33,201)	$26,225
Net loss	—	—	—	—	—	(962)	—	(962)
Balance — June 30, 2024	3,677	$3,310	52,965,797	$529	$79,792	$(25,167)	$(33,201)	$25,263
Net loss	—	—	—	—	—	(881)	—	(881)
Balance — September 30, 2024	3,677	$3,310	52,965,797	$529	$79,792	$(26,048)	$(33,201)	$24,382
Net loss	—	—	—	—	—	(527)	—	(527)
Balance — December 31, 2024	3,677	$3,310	52,965,797	$529	$79,792	$(26,575)	$(33,201)	$23,855

	Preferred Stock		Common Stock		Additional			Total
	Number	Preferred	Number	Par	Paid-In	Accumulated	Treasury	Shareholders’
	of Shares	Value	of Shares	Value	Capital	Deficit	Stock	Equity
Balance — March 31, 2023	3,677	$3,310	52,965,797	$529	$79,792	$(24,971)	$(33,201)	$25,459
Net loss	—	—	—	—	—	(565)	—	(565)
Balance — June 30, 2023	3,677	$3,310	52,965,797	$529	$79,792	$(25,536)	$(33,201)	$24,894
Net income	—	—	—	—	—	2,635	—	2,635
Balance — September 30, 2023	3,677	$3,310	52,965,797	$529	$79,792	$(22,901)	$(33,201)	$27,529
Net loss	—	—	—	—	—	(421)	—	(421)
Balance — December 31, 2023	3,677	$3,310	52,965,797	$529	$79,792	$(23,322)	$(33,201)	$27,108

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

The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s condensed consolidated financial position as of  December 31, 2024 and the results of operations for the three and nine month periods ended December 31, 2024 and December 31, 2023. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the condensed consolidated financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and accordingly do not include all of the disclosures normally made in the Company’s annual condensed consolidated financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto for the fiscal year ended  March 31, 2024 (“fiscal 2024”), included in the Company’s Annual Report on Form 10-K for fiscal 2024.

The results of operations for the three and nine month periods ended December 31, 2024 are not necessarily indicative of the results of operations that may be expected for any other condensed period or for the full year ending March 31, 2025 (“fiscal 2025”).

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

Accounting Standards Update 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): "Disaggregation of Income Statement Expenses” (Issued November 2024)

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. The requirements are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

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

Licensing: In addition to the distribution of products, the Company grants licenses for the right to access the Company’s intellectual property, specifically the Company’s trademarks, for a stated term for the manufacture and/or sale of consumer electronics and other products under agreements which require payment of either (i) a non-refundable minimum guaranteed royalty or, (ii) the greater of (a) the actual royalties due (based on a contractual calculation, normally comprised of actual product sales by the licensee multiplied by a stated royalty rate, or “Sales Royalties”) or (b) a minimum guaranteed royalty amount. In the case of the foregoing clause (i), such amounts are recognized as revenue on a straight-line basis over the term of the license agreement. In the case of the foregoing clause (ii), Sales Royalties in excess of guaranteed minimums are accounted for as variable fees and are not recognized as revenue until the Company has ascertained that the licensee’s sales of products have exceeded the guaranteed minimum. In effect, the Company recognizes the greater of Sales Royalties earned to date or the straight-line amount of minimum guaranteed royalties to date. In the case where a royalty is paid to the Company in advance, the royalty payment is initially recorded as a liability and recognized as revenue as the royalties are deemed to be earned according to the principles outlined above. As of December 31, 2024, the Company recorded deferred revenue of approximately $127,000 as compared to approximately $191,000 as of March 31, 2024 on its condensed consolidated balance sheets. As of December 31, 2023, the Company recorded deferred revenue of $212,000 as compared to approximately $149,000 as of March 31, 2023 on its condensed consolidated balance sheets. All of the deferred revenue for the periods presented are related to licensing revenue.

Disaggregation of Revenue

	Three Months Ended December 31,		Nine Months Ended December 31,
Disaggregation of revenue (in 000's)	2024	2023	2024	2023

Net revenues by type:
Net product sales	$3,892	$2,599	$8,691	$6,745
Licensing revenue	111	23	248	124
Total:	4,003	2,622	8,939	6,869

Net revenues by customers: (over 10%)
Amazon.com	$1,714	$509	$3,406	$1,458
Walmart	1,013	1,692	2,945	3,951
Big Lots	957	—	957	—
Fred Meyer	—	—	—	718
Total:	3,684	2,201	7,308	6,127

NOTE 2— EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts). Weighted average shares includes the impact of shares held in treasury.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023

Numerator:
Net (loss) income	$(527)	$(421)	$(2,370)	$1,649
Denominator:
Denominator for basic and diluted loss/income per share — weighted average shares	21,042,652	21,042,652	21,042,652	21,042,652
Net (loss) income per share:
Basic and diluted (loss) income per share	$(0.03)	$(0.02)	$(0.11)	$0.08

NOTE 3 — SHAREHOLDERS’ EQUITY

Outstanding capital stock at December 31, 2024 consisted of common stock and Series A preferred stock. The Series A preferred stock is non-voting, has no dividend preferences and has not been convertible since March 31, 2002; however, it retains a liquidation preference.

At December 31, 2024, the Company had no options, warrants or other potentially dilutive securities outstanding.

NOTE 4 — INVENTORY

Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. As of December 31, 2024 and March 31, 2024, inventories consisted of the following (in thousands):

	December 31, 2024	March 31, 2024
Finished goods	$5,157	$6,953

NOTE 5 — INCOME TAXES

At December 31, 2024, the Company had $17.4 million of U.S. federal net operating loss (“NOL”) carry forwards. These losses do not expire but are limited to utilization of 80% of taxable income in any one year. At December 31, 2024, the Company had approximately $17.9 million of U.S. state NOL carry forwards. The tax benefits related to these state NOL carry forwards and future deductible temporary differences are recorded to the extent management believes it is more likely than not that such benefits will be realized.

The Company analyzed the future reasonability of recognizing its deferred tax assets at December 31, 2024. As a result, the Company concluded that a 100% valuation allowance of approximately $4,975,000 would be recorded against the assets.

The income of foreign subsidiaries before taxes was $218,000 for the three month period ended December 31, 2024 as compared to income of foreign subsidiaries before taxes of $293,000 for the three month period ended December 31, 2023. The income of foreign subsidiaries before taxes was $738,000 for the nine month period ended December 31, 2024 as compared to income of foreign subsidiaries before taxes of $892,000 for the nine month period ended December 31, 2023.

Although the Company generated a net operating loss, it recorded income tax expense of approximately nil and $3,000 during the three and nine month periods ended December 31, 2024, respectively, primarily resulting from state income taxes. During the three and nine month periods ended December 31, 2023, the Company generated net income and recorded an income tax benefit of approximately $14,000 and income tax expense of approximately $74,000, respectively. After the adoption of ASU 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” during fiscal 2022, these non-income based state taxes are now reported within selling, general and administrative expenses.

The Company is subject to examination and assessment by tax authorities in numerous jurisdictions. As of December 31, 2024, the Company’s open tax years for examination for U.S. federal tax are 2017-2024, and for U.S. states’ tax are 2015-2024. Based on the outcome of tax examinations or due to the expiration of statutes of limitations, it is reasonably possible that the unrecognized tax benefits related to uncertain tax positions taken in previously filed returns may be different from the liabilities that have been recorded for these unrecognized tax benefits. As a result, the Company may be subject to additional tax expense.

As of December 31, 2024, the Company is asserting under ASC 740-30 that all of the unremitted earnings of its foreign subsidiaries are indefinitely invested. The Company evaluates this assertion each period based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S.

As of December 31, 2024 and March 31, 2024, the Company had a federal tax liability of approximately $668,000 and $1,202,000, respectively, related to the repatriation of the Company’s undistributed earnings of its foreign subsidiaries as required by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). As of December 31, 2024 and March 31, 2024, the Company’s short term portion was approximately $668,000 and $534,000, respectively, and the long term portion was nil and approximately $668,000, respectively.

The liability is payable over 8 years. The first five installments were each equal to 8%, the sixth was equal to 15%, the seventh was equal to 20% and the final installment is equal to 25% of the liability. As of December 31, 2024, the Company has paid seven of the eight installments. Each installment must be remitted on or before July 15th of the year in which such installment is due.

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

Controlling Shareholder

S&T International Distribution Limited (“S&T”), which is a wholly owned subsidiary of Grande N.A.K.S. Ltd., which is a wholly owned subsidiary of Nimble, collectively have, based on a Schedule 13D/A filed with the SEC on February 15, 2019, the shared power to vote and direct the disposition of 15,243,283 shares, or approximately 72.4%, of the Company’s outstanding common stock as of December 31, 2024. Accordingly, the Company is a “controlled company” as defined in Section 801(a) of the NYSE American Company Guide.

Related Party Transactions

Charges of rental and utility fees on office space in Hong Kong

During the three and nine month periods ended December 31, 2024, the Company was billed approximately $26,000 and $101,000, respectively, for rental and utility fees from Vigers Appraisal and Consulting Ltd (“VACL”), which is a company related to the Company’s Chairman of the Board of Directors ("Chairman"). As of December 31, 2024 the Company owed approximately $1,000 to VACL related to these charges. During the three and nine month periods ended December 31, 2023, the Company was billed approximately $40,000 and $119,000, respectively, for rental and utility fees from VACL, which is a company related to the Company's Chairman. As of December 31, 2023 the Company owed approximately $1,000 to VACL related to these charges.

Charges for promotional items

During the three and nine month periods ended December 31, 2024, the Company purchased nil and approximately $30,000, respectively, of promotional items from The Whisky Capital Pte Ltd ("TWCPL"), which is a company related to the Company's Chairman. As of  December 31, 2024 the Company owed nil to TWCPL related to these charges. During the three and nine month periods ended December 31, 2023, the Company had no transactions with TWCPL.

NOTE 7 — SHORT TERM DEPOSITS AND INVESTMENTS

As of December 31, 2024 and March 31, 2024, the Company held $50,000 and approximately $19.1 million, respectively, in term deposits. Such term deposits had maturity dates of 90 days or less and, as a result, were classified as cash equivalents. As of December 31, 2024 and March 31, 2024, the Company held approximately $15.8 million and nil, respectively, in short term investments which had maturity dates greater than 90 days.

NOTE 8 — CONCENTRATION RISK

Customer Concentration

For the three month period ended December 31, 2024, the Company’s three largest customers accounted for approximately 92% of the Company’s net revenues, of which Amazon.com ("Amazon") accounted for approximately 43%, Walmart Inc. ("Walmart") accounted for approximately 25% and Big Lots Stores, Inc ("Big Lots") accounted for approximately 24%. No other customer accounted for greater than 10% of the Company's net revenues during the period.

For the nine month period ended December 31, 2024, the Company’s three largest customers accounted for approximately 82% of the Company’s net revenues, of which Amazon accounted for approximately 38%, Walmart accounted for approximately 33% and Big Lots accounted for approximately 11%. No other customer accounted for greater than 10% of the Company's net revenues during the period.

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

Product Concentration

For the three and nine month periods ended December 31, 2024, the Company’s gross product sales included microwave ovens, which generated approximately 53% and 49%, respectively, of the Company’s gross product sales and audio products, which generated approximately 46% and 49%, respectively, of the Company’s gross product sales. No other products accounted for greater than 10% of the Company's gross product sales during the period.

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

Concentrations of Credit Risk

As a percentage of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top three customers accounted for approximately 52%, 27% and 10% respectively, as of December 31, 2024. No other customers accounted for greater than 10% of the Company's total trade accounts receivable, net of specific reserves, as of such date. As a percentage of the Company’s total trade accounts receivable, net of specific reserves, the Company’s top three customers accounted for approximately 34%, 30% and 25%, respectively, as of March 31, 2024. No other customers accounted for greater than 10% of the Company's total trade accounts receivable, net of specific reserves, as of such date. The Company periodically performs credit evaluations of its customers but generally does not require collateral, and the Company provides for any anticipated credit losses in the financial statements based upon management’s estimates and ongoing reviews of recorded allowances. Due to the high concentration of the Company’s net trade accounts receivables among just two customers, any significant failure by one of these customers to pay the Company the amounts owing against these receivables would result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains its cash accounts with major U.S. and foreign financial institutions. The Company’s cash balances on deposit in the U.S. as of December 31, 2024 and March 31, 2024 were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per qualifying bank account in accordance with FDIC rules. The Company’s cash, cash equivalents and restricted cash balances in excess of these FDIC-insured limits were approximately $0.4 million and approximately $19.6 million at December 31, 2024 and March 31, 2024, respectively.

Supplier Concentration

During the three month period ended December 31, 2024, the Company procured 94% of its products for resale from its four largest factory suppliers, of which approximately 46% was supplied by its largest supplier and approximately 22%, 15% and 11%, respectively, was supplied by the other three suppliers. During the three month period ended December 31, 2023, the Company procured 86% of its products for resale from its three largest factory suppliers, of which approximately 37% was supplied by its largest supplier and approximately 28% and 21%, respectively, was supplied by the other two suppliers. No other suppliers accounted for greater than 10% for either the three month period ended December 31, 2024 or  December 31, 2023.

During the nine month period ended December 31, 2024, the Company procured 94% of its products for resale from its five largest factory suppliers, of which approximately 41% was supplied by its largest supplier and approximately 19%, 12%, 11% and 11%, respectively, was supplied by the other four suppliers. During the nine month period ended December 31, 2023, the Company procured 93% of its products for resale from its four largest factory suppliers, of which approximately 29% was supplied by its largest supplier and approximately 26%, 23% and 15%, respectively, was supplied by the other two suppliers. No other suppliers accounted for greater than 10% for either the nine month period ended December 31, 2024 or  December 31, 2023.

NOTE 9 — LEASES

The Company leases office space in the U.S. and in Hong Kong as well as a copier in the U.S. These leases have remaining non-cancellable lease terms of thirty-two to fifty-four months. The Company has elected not to separate lease and non-lease components for all leased assets. The Company did not identify any events or conditions during the quarter ended December 31, 2024 to indicate that a reassessment or re-measurement of the Company’s existing leases was required.

As of December 31, 2024, the Company’s current operating lease liabilities and finance lease liabilities were $132,000 and $1,000, respectively and its non-current operating lease liabilities and finance lease liabilities were $360,000 and $5,000, respectively. The Company’s operating and finance lease right-of-use asset balances are presented in non-current assets. The net balance of the Company’s operating and finance lease right-of-use assets as of December 31, 2024 was $476,000 and $6,000, respectively.

As disclosed in "Note 6 - Related Party Transactions", the Company's Hong Kong office space is being leased from VACL, which is a company related to the Company's Chairman. As of  December 31, 2024, the current operating liability of this lease is approximately $97,000 and its non-current liability is $186,000. Its right-of-use asset value is approximately $283,000, as of  December 31, 2024.

The components of lease costs, which were included in operating expenses in the Company’s condensed consolidated statements of operations, were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Lease cost
Operating lease cost	$45	$52	$145	$141

The supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	46	43	141	123

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	313	248
Finance leases	—	—	6	—

Information relating to the lease term and discount rate are as follows:

Weighted average remaining lease term (in months)	As of December 31, 2024	As of December 31, 2023
Operating leases	38.4	44.7
Finance leases	53.2	5.2

Weighted average discount rate
Operating leases	10.39%	9.58%
Finance leases	10.50%	7.50%

As of  December 31, 2024 the maturities of lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases

2025	$46	$1
2026	175	2
2027	187	2
2028	118	2
2029	52	1
Thereafter	—	—
Total lease payments	$578	$8
Less: Imputed interest	(86)	(2)
Total	$492	$6

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

All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through the Company’s use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

●	the Company’s ability to generate sufficient revenue to achieve and maintain profitability;

●	the Company’s ability to obtain new customers and retain key existing customers, including the Company’s ability to maintain purchase volumes of the Company’s products by its key customers;

●	the Company’s ability to obtain new licensees and distribution relationships and maintain relationships with its existing licensees and distributors;

●	the Company’s ability to resist price increases from its suppliers or pass through such increases to its customers;

●	changes in consumer spending for retail products, such as the Company’s products, and in consumer practices, including sales over the Internet;

●	the Company’s ability to maintain effective internal controls or compliance by its personnel with such internal controls;

●	the Company’s ability to successfully manage its operating cash flows to fund its operations;

●	the Company’s ability to anticipate market trends, enhance existing products or achieve market acceptance of new products;

●	the Company’s ability to accurately forecast consumer demand and adequately manage inventory;

●	the Company’s dependence on a limited number of suppliers for its components and raw materials;

●	the Company’s dependence on third party manufacturers to manufacture and deliver its products;

●	increases in shipping costs for the Company’s products or other service issues with the Company’s third-party shippers;

●	the Company’s dependence on a third party logistics provider for the storage and distribution of its products in the United States;

●	the ability of third party sales representatives to adequately promote, market and sell the Company’s products;

●	the Company’s ability to maintain, protect and enhance its intellectual property;

●	the effects of competition;

●	the Company’s ability to distribute its products in a timely fashion, including the impact of labor disputes, public health threats and social unrest, if any;

●	evolving cybersecurity threats to the Company’s information technology systems or those of its customers or suppliers;

●	changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;

●	changes in accounting policies, rules and practices;

●	changes in tax rules and regulations or interpretations;

●	changes in U.S. and foreign trade regulations and tariffs, including recent and potential future increases of tariffs on goods imported into the U.S., and uncertainty regarding the same;

●	limited access to financing or increased cost of financing;

●	the effects of currency fluctuations between the U.S. dollar and Chinese renminbi and increases in costs of production in China; and

●	the other factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2024 and other filings with the SEC.

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

Results of Operations

The following table summarizes certain financial information for the three and nine month periods ended December 31, 2024 (fiscal 2025) and December 31, 2023 (fiscal 2024) (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net product sales	$3,892	$2,599	$8,691	$6,745
Licensing revenue	111	23	248	124
Net revenues	4,003	2,622	8,939	6,869
Cost of sales	3,512	2,144	7,982	5,654
Selling, general and administrative expenses	1,224	1,202	4,029	3,464
Operating loss	(733)	(724)	(3,072)	(2,249)
Settlement of litigation	—	—	—	3,100
Interest income, net	206	289	705	872
(Loss) income before income taxes	(527)	(435)	(2,367)	1,723
(Benefit) provision for income taxes	—	(14)	3	74
Net (loss) income	$(527)	$(421)	$(2,370)	$1,649

Net product sales — Net product sales for the three month period ended December 31, 2024 were approximately $3.9 million as compared to approximately $2.6 million for the three month period ended December 31, 2023, an increase of approximately $1.3 million, or 49.8%. The Company’s sales during the three month period ended December 31, 2024 were highly concentrated among its three largest customers – Amazon, Walmart and Big Lots – comprising in the aggregate approximately 95% of the Company’s total net product sales during the period. The Company’s sales during the three month period ended December 31, 2023, were highly concentrated among its two largest customers – Walmart and Amazon – comprising in the aggregate approximately 85% of the Company’s total net product sales.

Net product sales for the nine month period ended December 31, 2024 were approximately $8.7 million as compared to approximately $6.7 million for the nine month period ended December 31, 2023, an increase of approximately $2.0 million, or 28.9%. The Company’s sales during the nine month period ended December 31, 2024 were highly concentrated among its three largest customers – Amazon, Walmart and Big Lots – comprising in the aggregate approximately 84% of the Company’s total net product sales. The Company’s sales during the nine month period ended December 31, 2023, were highly concentrated among its three largest customers – Walmart, Amazon and Fred Meyer – comprising in the aggregate approximately 91% of the Company’s total net product sales.

Net product sales are comprised primarily of the sales of houseware and audio products which bear the Emerson® brand name. Net product sales may be periodically impacted by adjustments made to the Company’s sales allowance and marketing support accrual to record unanticipated customer deductions from accounts receivable or to reduce the accrual by any amounts which were accrued in the past but not taken by customers through deductions from accounts receivable within a certain time period. In the aggregate, these adjustments had the effect of increasing net product sales and operating income by approximately $11,000 and $3,000 for the three month periods ended December 31, 2024 and December 31, 2023, respectively, and by approximately $32,000 and $9,000 for the nine month periods ended December 31, 2024 and December 31, 2023, respectively. The major elements which contributed to the overall increase in net product sales were as follows:

i)    Houseware products:      Net sales of houseware products increased approximately $1.5 million, or 239.8%, to approximately $2.1 million for the three month period ended December 31, 2024 as compared to approximately $0.6 million for the three month period ended December 31, 2023, driven by increased net sales of newly introduced microwave ovens to the market. Net sales of houseware products increased approximately $2.4 million, or 118.9%, to approximately $4.4 million for the nine month period ended December 31, 2024 as compared to approximately $2.0 million for the nine month period ended December 31, 2023, driven by increased net sales of newly introduced microwave ovens and refrigerators to the market.

ii)   Audio products:              Net sales of audio products decreased approximately $0.2 million, or 9.9%, to approximately $1.8 million for the three month period ended December 31, 2024 as compared to approximately $2.0 million for the three month period ended December 31, 2023. Net sales of audio products decreased approximately $0.5 million, or 9.7%, to $4.2 million for the nine month period ended December 31, 2024 as compared to approximately $4.7 million for the nine month period ended December 31, 2023.

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

Emerson’s success is dependent on its ability to anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and sourcing new products that are profitable to the Company. Geo-political factors may also affect the Company’s operations and demand for the Company’s products, which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The Company expects that U.S. tariffs on categories of products that the Company imports from China, and China’s retaliatory tariffs on certain goods imported from the United States, as well as modifications to international trade policy, will continue to affect its product costs going forward. Although the Company is monitoring the trade and political environment and working to mitigate the possible effect of tariffs with its suppliers as well as its customers through pricing and sourcing strategies, the Company cannot be certain how its customers and competitors will react to the actions taken. If the Company's mitigation efforts are unsuccessful, the combination of tariffs will result in significantly increased annualized costs to the Company as all of the Company’s products are currently manufactured by suppliers in China. In addition, heightened tensions between the United States and China over Hong Kong and any resulting retaliatory policies may affect our operations in Hong Kong. At this time the Company is unable to quantify possible effects on its costs arising from the new tariffs, which are expected to increase the Company’s inventory costs and associated costs of sales as tariffs are incurred, and some costs may be passed through to the Company’s customers as product price increases in the future. However, if the Company is unable to successfully pass through the additional costs or otherwise mitigate the effects of these tariffs, or if the higher prices reduce demand for the Company’s products, it will have a negative effect on the Company’s product sales and gross margins.

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

Licensing revenue — Licensing revenue for the three month period ended December 31, 2024 was approximately $111,000 as compared to approximately $23,000 for the three month period ended December 31, 2023, an increase of approximately $88,000, or 382.6%. The increase for the three month period ended December 31, 2024, was the result of one of the Company's licensees exceeding their annual guaranteed minimum royalties and the revenue earned from a new licensee. Licensing revenue for the nine month period ended December 31, 2024 was approximately $248,000 as compared to approximately $124,000 for the nine month period ended December 31, 2023, an increase of approximately $124,000, or 100%. The year-over-year increase was the result of one of its licensees exceeding their annual guaranteed minimum royalties and the revenue earned from a new licensee, partially offset by lost revenue from a terminated licensee in June 2023.

Net revenues — Net revenues were approximately $4.0 million for the three month period ended December 31, 2024 as compared to approximately $2.6 million for the three month period ended December 31, 2023, an increase of approximately $1.4 million, or 52.7%. The increase in net revenues can be attributed primarily to the introduction of new models of the Company's houseware products to the marketplace as well as increased demand from the Company's key customers.

Net revenues were approximately $8.9 million for the nine month period ended December 31, 2024 as compared to approximately $6.9 million for the nine month period ended December 31, 2023, an increase of approximately $2.0 million, or 30.1%. The increase in net revenues can be attributed primarily to the introduction of new models of the Company's houseware products to the marketplace as well as increased demand from the Company's key customers.

Cost of sales — Cost of sales increased approximately $1.4 million, or 63.8% to approximately $3.5 million for the three month period ended December 31, 2024 as compared to approximately $2.1 million for the three month period ended December 31, 2023. The increase in absolute terms for the three month period ended December 31, 2024 as compared to the three month period ended December 31, 2023 was primarily related to an increase in net product sales, increased carrying costs of inventory and the product mix of sales in the current quarter.

Cost of sales increased approximately $2.3 million, or 41.2% to approximately $8.0 million for the nine month period ended December 31, 2024 as compared to approximately $5.7 million for the nine month period ended December 31, 2023. The increase in absolute terms for the nine month period ended December 31, 2024 as compared to the nine month period ended December 31, 2023 was primarily related to an increase in net product sales, increased carrying costs of inventory and the product mix of sales in the current nine month period.

Selling, general and administrative expenses (“S,G&A”) — S,G&A was approximately $1.2 million for both three month periods ended December 31, 2024 and December 31, 2023. S,G&A, as a percentage of net revenues, was approximately 30.6% for the three month period ended December 31, 2024 as compared to approximately 45.8% for the three month period ended December 31, 2023. The changes in S,G&A for the three month period ended December 31, 2024 as compared to the three month period ended December 31, 2023 was driven primarily by increased compensation costs of approximately $178,000, increased commission expense of approximately $49,000 and increases in trade expenses of approximately $35,000, partially offset by a decrease in legal fees of approximately $274,000. Compensation costs for the three month period ended December 31, 2024 were approximately $737,000 as compared to approximately $558,000 for the three month period ended December 31, 2023. Commission expense fees for the three month period ended December 31, 2024 were approximately $72,000 as compared to approximately $23,000 for the three month period ended December 31, 2023. Trade expenses for the three month period ended December 31, 2024 were approximately $73,000 as compared to approximately $38,000 for the three month period ended December 31, 2023. Legal fees for the three month period ended December 31, 2024 generated a benefit of approximately $37,000 as compared to expense of approximately $236,000 for the three month period ended December 31, 2023.

S,G&A was approximately $4.0 million for the nine month period ended December 31, 2024 as compared to approximately $3.5 million for the nine month period ended December 31, 2023, an increase of approximately $0.5 million or 16.3%. S,G&A, as a percentage of net revenues, was approximately 45.1% for the nine month period ended December 31, 2024 as compared to approximately 50.4% for the nine month period ended December 31, 2023. The increase in S,G&A for the nine month period ended December 31, 2024 as compared to the nine month period ended December 31, 2023 was driven primarily by increased compensation costs of approximately $573,000, increased trade expenses of $90,000, increased audit fees of approximately $73,000 and increased depreciation expense of approximately $41,000 partially offset by a decrease in legal fees of approximately $260,000. Compensation costs for the nine month period ended December 31, 2024 were approximately $2,253,000 as compared to approximately $1,680,000 for the nine month period ended December 31, 2023. Trade expenses for the nine month period ended December 31, 2024 were approximately $210,000 as compared to approximately $120,000 for the nine month period ended December 31, 2023. Audit fees for the nine month period ended December 31, 2024 were approximately $176,000 as compared to approximately $103,000 for the nine month period ended December 31, 2023. Depreciation expense for the nine month period ended December 31, 2024 were approximately $57,000 as compared to approximately $16,000 for the nine month period ended December 31, 2023. Legal fees for the nine month period ended December 31, 2024 were approximately $201,000 as compared to approximately $461,000 for the nine month period ended December 31, 2023.

Settlement of litigation — Based on a judgement affirmation by the U.S. Court of Appeals for the Third Circuit in September 2023, the Company recorded income of $3.1 million for the three month period ended September 30, 2023, which was the remaining balance of the advanced deposits. See "Note 10 - Legal Proceedings" in the Notes to the Consolidated Financial Statements.

Interest income, net — Interest income, net, was approximately $206,000 for the three month period ended December 31, 2024 as compared to approximately $289,000 for the three month period ended December 31, 2023, a decrease of approximately $83,000. The decrease was primarily due to lower levels of cash invested on the Company’s short term investments.

Interest income, net, was approximately $705,000 for the nine month period ended December 31, 2024 as compared to approximately $872,000 for the nine month period ended December 31, 2023, a decrease of approximately $167,000. The decrease was primarily due to lower levels of cash invested on the Company’s short term investments.

(Benefit) provision for income taxes — For the three month period ended December 31, 2024, the Company recorded income tax expense of nil as compared to an income tax benefit of approximately $14,000 for the three month period ended December 31, 2023. For the nine month period ended December 31, 2024, the Company recorded income tax expense of approximately $3,000 as compared to $74,000 for the nine month period ended December 31, 2023.The Company under the adoption of ASU 2019-12 “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” incurred non-income based state taxes of approximately $9,000 for both of the nine month periods ended December 31, 2024 and December 31, 2023, which are now reported as S,G&A. See “Note 5 – Income Taxes”.

Although the Company generated a net loss during the three and nine months ended December 31, 2024, it is unable to realize an income tax benefit until the Company can demonstrate the ability to generate net income on a sustained basis. Therefore, the Company is obligated to record a 100% valuation allowance against the deferred tax assets.

Net loss (income) — As a result of the foregoing factors, the Company realized a net loss of approximately $527,000 for the three month period ended December 31, 2024 as compared to a net loss of approximately $421,000 for the three month period ended December 31, 2023.

As a result of the foregoing factors, the Company realized a net loss of approximately $2,370,000 for the nine month period ended December 31, 2024 as compared to net income of approximately $1,649,000 for the nine month period ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2024, the Company had cash and cash equivalents of approximately $0.7 million as compared to approximately $19.9 million at March 31, 2024. Cash and cash equivalents includes short term investments in deposits which were classified as cash equivalents of $0.1 million as of December 31, 2024 compared to approximately $19.1 million of such deposits as of March 31, 2024. Working capital decreased to approximately $23.4 million at December 31, 2024 as compared to approximately $26.6 million at March 31, 2024. The decrease in cash and cash equivalents of approximately $19.2 million was due to an increase in short term deposits of approximately $15.7 million, the net loss generated during the period of approximately $2.4 million, an increase in accounts receivable of approximately $2.2 million, a decrease in long-term taxes payable of approximately $0.7 million, a decrease in right of use assets of approximately $0.2 million and an increase in property and equipment of approximately $0.1 million, partially offset by a decrease in inventory of approximately $1.8 million, an increase in long term operating lease liabilities of approximately $0.2 million and an increase in short-term taxes payable of approximately $0.1 million.

Cash Flows

Net cash used by operating activities was approximately $3.3 million for the nine month period ended December 31, 2024, resulting from the loss generated during the period of approximately $2.4 million, an increase in accounts receivable of approximately $2.2 million, a decrease in income taxes payable of approximately $0.5 million and an increase in right of use assets of approximately $0.3 million, partially offset by a decrease in inventory of approximately $1.8 million, an increase in long term lease liabilities of approximately $0.2 million and an increase in accounts payable and other current liabilities of approximately $0.1 million.

Net cash used by investing activities was approximately $16.0 million for the nine month period ended December 31, 2024 due to net purchases of short-term investments of approximately $15.8 million and additions to property and equipment of approximately $0.2 million.

Net cash provided by financing activities was approximately $6,000 for the nine month period ended December 31, 2024 due to a new copier lease.

Sources and Uses of Funds

The Company’s principal existing sources of cash are generated from operations and its existing short-term deposits and investments. The Company believes that its existing cash balance and sources of cash will be sufficient to support existing operations over the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2024, the Company did not have any off-balance sheet arrangements as defined under the rules of the SEC.

Recent Accounting Pronouncements

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

Accounting Standards Update 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): "Disaggregation of Income Statement Expenses” (Issued November 2024)

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. The requirements are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2024, are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors contained in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, other than as set forth below.

Foreign regulations and changes in trade policies and the political, social and economic conditions in the United States and the foreign countries in which the Company operates its business could affect the Company’s revenues and earnings materially and adversely.

The Company has operations in China and derives a significant portion of its revenue from sales of products manufactured by third parties located in China. In addition, third parties located in China and other countries located in the same region produce and supply many of the components and raw materials used in the Company’s products. Additionally, a significant portion of the shipping of the Company’s finished goods to the United States occurs through Hong Kong. Conducting an international business inherently involves a number of difficulties and risks that could materially and adversely affect the Company’s ability to generate revenues and could subject the Company to increased costs. The diplomatic tensions between the United States and China, including over China’s enactment of the Hong Kong national security law, create uncertainties for doing business in China, and the risk of additional protectionist trade policies and tariffs or other escalating retaliatory policies, such as the passage of the Hong Kong Autonomy Act in July 2020 and the concurrent U.S. executive order that ended the special economic status afforded to Hong Kong under the United States-Hong Kong Policy Act of 1992, could increase the Company’s cost of doing business and adversely affect the Company’s business, financial condition and results of operations. Furthermore, although there is currently significant uncertainty with respect to future United States trade regulations on a short-term or long-term basis, the current U.S. administration has publicly supported potential trade proposals, including import tariffs and other trade sanctions, including the U.S. administration's recent introduction of additional tariffs on China and proposed tariffs on Canada and Mexico, as well as modifications to international trade policy and other changes that may affect U.S. trade relations with other countries. It is possible that additional tariffs or other trade restrictions may be imposed on the categories of products the Company imports to the United States, or that the Company's business will be affected by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing the Company to raise prices or make changes to its operations, any of which could adversely affect demand for the Company's products or increase its costs.

Among the other factors that may adversely affect the Company's revenues and increase its costs are:

• currency fluctuations which could cause an increase in the price of the components and raw materials used in the Company’s products and a decrease in its profits;

• Chinese labor laws;

• labor shortages affecting the Company's facilities and it suppliers' manufacturing facilities located in China;

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

Any of the factors described above may materially and adversely affect the Company's revenues and/or increase its operating expenses.

Tariffs or other restrictions placed on the Company’s products imported into the United States from China, or any related countermeasures taken by China, could have a material adverse effect on the Company’s business, profitability and results of operations.

The Company has operations in China and all of the Company’s products are currently manufactured by suppliers in China. Any tariffs or other trade restrictions affecting the import of these products to the United States from China or any retaliatory trade measures taken by China in response to existing or future tariffs could have a material adverse effect on the Company’s results of operations going forward. The Company's dependency on its overseas suppliers could exacerbate these and other risks. Previously imposed tariffs on the categories of products the Company imports to the United States negatively affected the demand for such products and increased the cost of components. Additional tariffs could further affect the demand for such products, increase the cost of components, result in delays in production or affect the Company's ability to compete against competitors who do not manufacture in China or otherwise are not subject to such tariffs.

Effective in September 2018, the United States imposed tariffs of 10% on approximately $200 billion worth of goods imported from China, including categories of products the Company imports from China. These tariffs were increased to 25% effective in May 2019. Effective in September 2019, the United States imposed additional tariffs on essentially all remaining Chinese-origin imports, including approximately $300 billion worth of goods imported from China (“List 4 products”). Tariffs of 15% were imposed on certain List 4 products effective in September 2019 (“List 4A products”), and the remainder were scheduled to be subject to these tariffs effective in December 2019 (“List 4B products”). In January 2020, the United States and China signed a Phase One Economic and Trade Agreement, pursuant to which the tariff increases on the List 4B products remained suspended and the rate of additional tariffs on the List 4A products was reduced to 7.5%, while all other tariffs remained in place. In February 2025, the United States announced a 10% additional tariff on imports from China. The previous tariffs negatively affected the demand for the Company's products and increased the cost of components. The effects on the Company of the newly announced tariffs are uncertain because of the dynamic nature of governmental actions and responses, as well as possible exemptions for certain products and potential retaliatory action from China. However, if the currently imposed and proposed tariffs covering the categories of products that the Company imports continue or are increased, and the Company is unable to obtain an exception, it could have a material adverse effect on the Company's business.

Although the Company is monitoring the trade environment and working to mitigate the effects of tariffs through pricing and sourcing strategies, including through ongoing inventory management, the Company cannot be certain how its customers and competitors will react to the actions taken. If the Company determines to pass some or all of these new tariff burdens on to its customers as product price increases in the future, the result may be a degradation of the Company’s competitive position and a loss of customers that would adversely affect the Company’s operating performance. Additional tariffs imposed by the United States, and any related countermeasures by China, including as a result of the heightened tensions between the United States and China over Hong Kong, could further increase the Company’s cost of goods and reduce its gross margins. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts upon our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has in the past has adversely impacted and has the potential to further adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could further adversely impact our business, financial condition and results of operations.

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

EMERSON RADIO CORP.
(Registrant)

/s/ Christopher W. Ho
Date: February 14, 2025	Christopher W. Ho
Chief Executive Officer (Principal Executive Officer)

/s/ Richard Li
Date: February 14, 2025	Richard Li
Chief Financial Officer (Principal Financial and Accounting Officer)